Form 10-Q
period 1994-05-23
CKE RESTAURANTS INC
filed 1994-07-07
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
       _________________________________________________________________

                                   FORM 10-Q

(Mark One)
____X____ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

For the quarterly period ended           May 23, 1994
                                     --------------------

                                       OR

_________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

for the transition period from __________________ to _____________________

                    Commission file number      1-13192
                                             -------------

                             CKE RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                               33-0602639
- - -------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)



1200 North Harbor Boulevard, Anaheim, CA               92801
- - ----------------------------------------            ----------
(Address of principal executive offices)            (zip Code)


Registrant's telephone number, including area code         (714) 774-5796
                                                       ----------------------

                                NOT APPLICABLE
             ---------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.



  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                 -----      -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         $.01 par value common - 18,782,421 shares as of July 1, 1994
         ------------------------------------------------------------





1101194.FIN
07/06/94

                             CKE RESTAURANTS, INC.

                                     INDEX


                                                                                                         Page
                                                                                                         ----
 Part I  Consolidated Financial Information

     Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of May 23, 1994 and January 31, 1994 . . . . . . . . . . . . .      3

         Consolidated Statements of Income for the sixteen weeks
             ended May 23, 1994 and May 17, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

         Consolidated Statements of Cash Flows for the sixteen weeks ended
             May 23, 1994 and May 17, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5-6

         Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .    7-8

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .   9-11


 Part II  Other Information

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12-13





1101194.FIN
07/06/94

                             CKE RESTAURANTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                                  May 23,                January 31,
                                                                   1994                     1994
                                                               ------------              ------------

                                                ASSETS
   Current assets:
       Cash and cash equivalents                                $  8,936                  $ 17,075
       Marketable securities                                      14,621                     9,064
       Accounts receivable                                         8,306                     8,956
       Related party receivables                                   1,407                     1,175
       Inventories                                                 7,529                     7,485
       Deferred tax asset, net                                    15,310                    15,310
       Other current assets                                        3,979                    10,339
                                                                --------                  --------
               Total current assets                               60,088                    69,404

   Property and equipment, net                                   112,553                   113,212
   Property under capital leases, net                             32,761                    33,608
   Notes receivable                                               15,789                    16,171
   Related party notes receivable                                  1,940                     1,976
   Other assets                                                    8,714                     7,764
                                                                --------                  --------
                                                                $231,845                  $242,135
                                                                ========                  ========



                                         LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
       Current portion of long-term debt                       $  11,526                  $ 13,207
       Current portion of capital lease obligations                3,407                     3,354
       Accounts payable                                           13,616                    13,161
       Other current liabilities                                  33,735                    36,831
                                                                --------                  --------
               Total current liabilities                          62,284                    66,553
                                                                --------                  --------

   Long-term debt                                                 15,222                    17,414
   Capital lease obligations                                      45,045                    45,886
   Other long-term liabilities                                    16,765                    20,206
   Stockholders' equity:
       Preferred stock, $.01 par value; authorized
           5,000,000 shares; none issued or outstanding               --                        --
       Common stock, $.01 par value; authorized
           50,000,000 shares; issued and outstanding
           18,758,671 and 18,005,746 shares                          188                       180
       Additional paid-in capital                                 34,286                    33,748
       Retained earnings                                          58,055                    58,148
                                                                --------                  --------
               Total stockholders' equity                         92,529                    92,076
                                                                --------                  --------
                                                                $231,845                  $242,135
                                                                ========                  ========





1101194.FIN
07/06/94

                             CKE RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except per share Amounts)
                                  (Unaudited)

                                                                        Sixteen Weeks Ended
                                                                   ----------------------------
                                                                     May 23,             May 17,
                                                                      1994                1993
                                                                   ---------          -----------
Revenues:
   Sales by Company-operated restaurants                           $111,303              $116,971
   Revenues from franchised and licensed restaurants                 23,703                23,884
                                                                   --------              --------
       Total revenues                                               135,006               140,855
                                                                   --------              --------
Operating costs and expenses:
   Company-operated restaurants:
       Food and packaging                                            33,738                34,804
       Payroll and other employee benefits                           35,528                38,740
       Occupancy and other operating expenses                        24,807                27,705
                                                                   --------              --------
                                                                     94,073               101,249
   Franchised and licensed restaurants                               22,512                22,506
   Advertising expenses                                               5,857                 5,561
   General and administrative expenses                                9,660                10,127
                                                                   --------              --------
       Total operating costs and expenses                           132,102               139,443
                                                                   --------              --------
Operating income                                                      2,904                 1,412
Interest expense                                                     (2,641)               (2,972)
Other income, net                                                       731                 2,993
                                                                   --------              --------
Income before income taxes and cumulative
   effect of change in accounting principle                             994                 1,433
Income tax expense                                                      338                   507
                                                                   --------              --------
Income before cumulative effect of change
   in accounting principle                                             656                    926
Cumulative effect of change in accounting principle
   (net of income tax benefit of $512)                                  --                   (768)
                                                                   --------              --------
Net income                                                         $    656              $    158
                                                                   ========              ========

Net income per share:
   Income before cumulative effect of
       change in accounting principle                              $    .04              $    .05
   Cumulative effect of change in
       accounting principle                                              --                  (.04)
                                                                   --------              --------
           Net income                                              $    .04              $    .01
                                                                   ========              ========
       Weighted average shares outstanding                           18,739                18,092
                                                                   ========              ========





1101194.FIN
07/06/94

                             CKE RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                           Sixteen Weeks Ended
                                                                                     ---------------------------------
                                                                                           May 23,          May 17,
                                                                                            1994             1993
                                                                                     ---------------    --------------
Net cash flow from operating activities:
   Net income                                                                              $    656          $    158
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Noncash franchise revenues                                                                  --                (5)
     Depreciation and amortization                                                            6,802             6,935
     Loss on sale of property and equipment                                                   1,630                96
     Reversal of rent subsidy reserves                                                       (2,680)               --
     Write-down of marketable securities                                                         --               116
     Net noncash investment income                                                               (3)              (19)
     Cumulative effect of change in accounting principle                                         --               768
     Payment of arbitration settlement                                                       (3,000)               --
     Net change in marketable securities reserve                                                211               (64)
     Net change in receivables, inventories and other current assets                           (173)              277
     Net change in other assets                                                                (988)                9
     Net change in accounts payable and other current liabilities                               940             3,427
                                                                                           --------          --------
       Net cash provided by operating activities                                              3,395            11,698
                                                                                           --------          --------


Cash flow from investing activities:
   Construction of restaurant property to be reimbursed or sold and leased back                  --            (1,088)
   Sale of or reimbursement on restaurant property to be sold and leased back                    --               157
   Purchases of:
     Marketable securities                                                                   (1,922)           (7,910)
     Property and equipment                                                                  (7,017)           (3,355)
   Proceeds from sales of:
     Marketable securities                                                                    2,933            25,576
     Property and equipment                                                                      16               144
   Collections on leases receivable                                                              36                31
   Increases in notes receivable & related party notes receivable                               (30)               --
   Collections on notes receivable and related party notes receivable                           581             1,797
                                                                                           --------        ----------
       Net cash provided by (used in) investing activities                                   (5,403)           15,352
                                                                                          ---------        ----------

Cash flow from financing activities:
   Net change in bank overdraft                                                                (296)           (2,761)
   Net change in obligations secured by marketable securities                                    --            (2,422)
   Short-term borrowings                                                                      2,500            13,100
   Repayments of short-term debt                                                             (2,500)          (31,200)
   Repayments of long-term debt                                                              (4,172)           (5,075)
   Repayments of capital lease obligations                                                     (698)             (638)
   Net change in other long-term liabilities                                                   (762)             (830)
   Exercise of stock options                                                                    546               506
   Payment of dividends                                                                        (749)             (364)
                                                                                           --------      ------------
       Net cash used in financing activities                                                 (6,131)          (29,684)
                                                                                           --------        ----------
          Net decrease in cash and cash equivalents                                       $  (8,139)        $  (2,634)
                                                                                          =========         =========



1101194.FIN
07/06/94

                             CKE RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                                                   Sixteen Weeks Ended
                                                                               ---------------------------
                                                                                May 23,           May 17,
                                                                                 1994              1993
                                                                               ---------        ----------

Supplemental disclosures of cash flow information:

   Cash paid during period for:
     Interest (net of amount capitalized)                                      $   2,609        $    3,047
     Income taxes                                                                    --                368

   Noncash investing and financing activities:
     Investing activities:
       Transfer of marketable securities to other assets                              --             6,776
       Transfer of other current assets to marketable securities                   6,776                --
       Other investing activities:
         Net change in marketable securities from noncash transactions                (3)               55
         Net change in dividends receivable                                           --                36
     Leasing activities:
       Decrease in property under capital leases                                      91                --
       Decrease in capital lease obligations                                         (90)               --
       Reversal of certain lease subsidy reserves                                  2,680                --
     Franchising activities:
       Sale of property and equipment                                                 --               344
       Sale of inventory                                                              --                11
       Assumption of various liabilities                                              --                45
       Increase in notes receivable                                                   --              (405)
     Sale/leaseback activities:
       Transfer of restaurant property costs to property and equipment                --             5,520



1101194.FIN
07/06/94

                             CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MAY 23, 1994 AND MAY 17, 1993

NOTE (A)  BASIS OF PRESENTATION

      In June 1994, a plan of reorganization and agreement of merger were approved by the shareholders of Carl Karcher Enterprises, Inc. ("Enterprises"), whereby Enterprises and Boston Pacific, Inc. ("Boston Pacific") became wholly-owned subsidiaries of CKE Restaurants, Inc. ("Restaurants" and collectively with its subsidiaries, the "Company"). Restaurants is a Delaware holding company recently formed to provide overall strategic direction and finance, legal and administrative support to Enterprises, operator and franchisor of over 650 Carl's Jr. restaurants, and Boston Pacific, a franchisee of Boston Chicken, Inc. that will develop and operate up to 300 Boston Chicken stores. Upon completion of this transaction, the shareholders of Enterprises became stockholders of the Company.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's 1994 Annual Report to Shareholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

      The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

      Since Boston Pacific began its start-up operations in February 1994 and Restaurants did not commence its operations until after the 16 weeks ended May 23, 1994, the quarter being reported on in this Form 10-Q, most of the financial performance for the current fiscal quarter and all of the financial performance for the prior fiscal quarter discussed and analyzed in this Form 10-Q are comprised solely of the operations of Enterprises, unless otherwise indicated.


NOTE (B) NEW ACCOUNTING PRONOUNCEMENTS

      The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," as of February 1, 1994, the adoption of which did not have a material effect on the Company's consolidated financial statements. SFAS 115 requires the inclusion in income or stockholders' equity of unrealized gains and losses resulting from the fair value accounting of investments in debt and equity securities, except for debt securities classified as "held to maturity."

      Net income for the first quarter of fiscal 1994 was restated to reflect a charge of $768,000 which represented the cumulative effect related to a change in the method used to discount the Company's workers' compensation reserve.


NOTE (C)  COMMITMENTS AND CONTINGENCIES

        In the ordinary course of business, the Company is subject to various claims, lawsuits and other disputes with third parties incidental to its operations. While certain of these matters involve claims for substantial amounts, the Company intends to defend these actions vigorously and it is the opinion of the Company's management, in consultation with its attorneys, that their ultimate resolution will not have a material adverse affect on the Company's consolidated financial statements.





1101194.FIN
07/06/94

                             CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MAY 23, 1994 AND MAY 17, 1993


(Continued)


NOTE (D)  RECLASSIFICATIONS

      Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 1995 presentation.





1101194.FIN
07/06/94

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      In June 1994, a plan of reorganization and agreement of merger were approved by the shareholders of Carl Karcher Enterprises, Inc. ("Enterprises") whereby Enterprises and Boston Pacific, Inc. ("Boston Pacific") became wholly-owned subsidiaries of CKE Restaurants, Inc. ("Restaurants" and collectively with its subsidiaries, the "Company"). Restaurants is a Delaware holding company recently formed to provide overall strategic direction and finance, legal and administrative support to Enterprises, operator and franchisor of over 650 Carl's Jr. restaurants, and Boston Pacific, a franchisee of Boston Chicken, Inc. that will develop and operate up to 300 Boston Chicken stores. Upon completion of this transaction, the shareholders of Enterprises became stockholders of the Company.

      Enterprises, the predecessor entity of the Company, set in motion a strategic plan during the prior fiscal year aimed at improving its sales performance by refocusing its Carl's Jr. marketing programs on the customer, improving the cost structure of its Carl's Jr. restaurants and realigning its organization to streamline and consolidate its workforce. In keeping with this strategic plan, Enterprises initiated a value-pricing program and simplified its menu late in the first quarter of this year. This repositioning program is designed to improve customers' price/value perceptions and increase restaurant sales, and includes a new marketing campaign that promotes Carl's Jr. restaurants as having superior food at everyday low prices.

      The Company is also aggressively exploring and testing a variety of new ideas, products and opportunities in the coming months, including a dual concept test which will offer branded products from other restaurant concepts in a limited number of Carl's Jr. restaurants, in an effort to further increase Carl's Jr. restaurant sales.

      In connection with the start-up of its Boston Chicken operations, the Company began converting several of its Carl's Jr. restaurants to Boston Chicken stores during the first quarter of this year. Of the 20 Boston Chicken stores scheduled to open in the current fiscal year, it is expected that five will open during the second quarter and 15 will open during the latter half of this year.

      Since Boston Pacific began its start-up operations in February 1994 and Restaurants did not commence its operations until after the 16 weeks ended May 23, 1994, the quarter being reported on in this Form 10-Q, most of the financial performance for the current fiscal quarter and all of the financial performance for the prior fiscal quarter discussed and analyzed below are comprised solely of the operations of Enterprises, unless otherwise indicated.



FINANCIAL CONDITION

      Several aspects of the value repositioning program required the use of cash during the 16 weeks ended May 23, 1994, including increased advertising efforts, additional labor costs associated with anticipated increases in overall guest counts and the purchase and installation of new menu boards in all Company-operated Carl's Jr. restaurants. Start-up costs in connection with the development of Boston Chicken stores also required the use of cash. Additionally, a nonrecurring cash payment was made related to an arbitration settlement that had been accrued as of January 31, 1994. Thus, cash and cash equivalents decreased $8.1 million during the first quarter of this year.
Total cash available to the Company as of May 23, 1994 was $23.6 million which includes $14.6 million of holdings in a diversified, highly-liquid investment portfolio with minimal interest rate risk.





1101194.FIN
07/06/94

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


(Continued)

      Other current assets decreased during the current quarter largely as a result of the reclassification of $6.8 million of investment securities to marketable securities. These funds, which had been held in trust by the State of California in connection with the Company's self-insured workers' compensation program, were returned to the Company in April 1994. The State requires the Company to secure its potential workers' compensation claims each year by providing a prescribed amount either through one or more standby letters of credit or an equivalent amount of cash or investment securities. The requirement for the period beginning May 1, 1994 is $12.1 million and the Company recently negotiated with its bank to provide a $15.0 million credit line through June 1995 under which $12.1 million is committed to a single standby letter of credit to satisfy this requirement.

      During the first quarter of fiscal 1995, the Company reacquired several Carl's Jr. restaurants from a former franchisee which resulted in the reversal of $2.7 million of lease subsidy reserves that had previously been established.

      On May 12, 1994, the Board of Directors adopted a new stock incentive plan under which various incentives including stock or stock options may be awarded to eligible employees and non-employee directors to purchase up to 1,750,000 shares of the Company's common stock. This plan was approved at the Company's recent annual meeting, and provides for certain automatic grants of stock options each year to non-employee directors, priced at an amount equal to or greater than the fair market value on the grant date, totaling 50,000 options in June 1994.


RESULTS OF OPERATIONS

      For the 16 weeks ended May 23, 1994, revenues from Company-operated restaurants decreased 5% to $111.3 million. On a same-store basis, these sales, which are calculated using only restaurants open for the full quarters being compared, declined approximately 4% in fiscal 1995, compared with a 7% decline in the prior year. The Company believes its restaurant sales were adversely affected by negative customer price/value perceptions prior to the repositioning program, unseasonably rainy weather in May 1994 in the Company's core Southern California market and California's continuing recessionary environment. The weighted-average number of Company restaurants operating in fiscal 1995 also decreased slightly.

      The Company's value repositioning program was introduced late in the first quarter of fiscal 1995. Although Carl's Jr. restaurants did not generate positive same-store sales growth overall for the first quarter, results during the first four weeks of the second quarter showed improvement. For this period subsequent to the end of the quarter, same-store sales declined only 1.7% and transaction counts, on a same-store basis, rose 1.6%, which compares favorably to the 4% sales decline and .3% transaction count decline experienced during the first quarter of this year. Management is encouraged by these early results.

      Revenues from franchised and licensed restaurants were comprised of sales of food service products to franchisees and licensees by the Company's distribution centers, which accounted for nearly 80% of these revenues, rental income, royalties and initial franchise fees. Overall, there was a 1% decrease in sales to franchised and licensed restaurants despite a 4% increase in the weighted-average number of franchised restaurants operating in the first quarter of fiscal 1995. This was primarily due to decreases in commodities costs experienced by the Company during the current first quarter, as well as volume discounts achieved as a result of contract renegotiations with certain vendors, which were passed along to the Company's franchisees. Royalties rose in connection with scheduled increases in royalty rates, and an increase in the franchised restaurant base. These increases were more than offset by the decrease in other fees related to the sales of and repairs and maintenance on certain franchise equipment. These sales and services were discontinued near the end of the second quarter of fiscal 1994.





1101194.FIN
07/06/94

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(Continued)

      Although the Company operated slightly fewer restaurants in the current quarter as compared with the prior year and same-store sales fell 4% during the quarter, restaurant margins improved from 13.4% a year ago to 15.5% in the current 16-week period, reflecting the Company's continued commitment to improving the cost structure of its Carl's Jr. restaurants.

      Company-operated restaurant costs decreased a total of 7% in the first quarter of fiscal 1995. Food and packaging costs decreased 3% as compared with the first quarter of fiscal 1994 as a result of decreases in commodity costs, and volume discounts achieved as a result of contract renegotiations with certain vendors. Payroll and other employee benefits decreased 8% due to the Company's continuous efforts to improve labor productivity and decrease its workers' compensation costs. Occupancy and other operating expenses decreased 10%, largely due to reduced repair and maintenance costs as a result of outsourcing and downsizing in this area, which was begun in the second quarter of fiscal 1994.

      Nearly 80% of all operating costs associated with franchised and licensed restaurants in the first quarter of fiscal 1995 were related to the sales of food service products to franchisees. Gross margins for franchised and licensed restaurants decreased slightly due to the Company's decision to share decreases in commodities costs and savings associated with volume discounts with its franchisees.

      Although sales by Company-operated restaurants decreased 5%, advertising expenses increased 5% in the first quarter of fiscal 1995 in connection with the introduction of the Company's value repositioning program during April 1994.

      General and administrative expenses were 5% lower in the first quarter of fiscal 1995 compared with the same fiscal 1994 quarter primarily in connection with the reacquisition of several Carl's Jr. franchises restaurants during the first quarter of fiscal 1995, which resulted in the reversal of certain previously established lease subsidy reserves totaling $2.7 million. Partially offsetting this reversal were $472,000 in nonrecurring expenses associated with the value repositioning program, including the rollout of new menu boards in all Company restaurants, and the corresponding write-off of the old menu boards. Additionally, the Company incurred $582,000 in expenses in its Boston Chicken operations, related to start-up expenses and site conversions. Staff additions were made in operations, marketing, strategic planning and information systems, also offsetting the reversal discussed above.

      Consistent with the fiscal 1995 first quarter decrease in the Company's total debt outstanding compared to the same fiscal 1994 quarter, interest expense also decreased.

      Other income, net, in both fiscal 1995 and 1994 was comprised of investment income, gains on sales of restaurants, interest on notes and leases receivable and other nonrecurring interest income. The liquidation of the investment portfolio during fiscal 1994 caused investment income to decrease $1.5 million in the first quarter of fiscal 1995. There was also a $582,000 decrease in gains on sales or dispositions of restaurants because considerably fewer sales have occurred this year as compared with the first quarter of fiscal 1994.

      The fiscal 1995 effective tax rate was comparable to the effective rate applied in the same period a year ago. Lower income before income taxes in the first quarter of fiscal 1995 resulted in less tax expense as compared with the same fiscal 1994 quarter.

      Net income for the first quarter of fiscal 1994 was restated to reflect a charge of $768,000 which represented the cumulative effect related to a change in the method used to discount the Company's workers' compensation reserve.





1101194.FIN
07/06/94

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit 11  Calculation of Earnings per Share

      (b) No reports on Form 8-K were filed during the sixteen weeks ended May 23, 1994.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           CKE RESTAURANTS, INC.
                                                               (Registrant)



July 6, 1994                                      /s/  Loren C. Pannier
- - ------------                                      -------------------------
    Date                                          Senior Vice President,
                                                  Chief Financial Officer and
                                                  Duly Authorized Officer





1101194.FIN
07/06/94
                                      12