Form 10-Q
period 1994-08-15
CKE RESTAURANTS INC
filed 1994-09-29
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       __________________________________

                                   FORM 10-Q

(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---    EXCHANGE ACT OF 1934.

For the quarterly period ended           August 15, 1994
                                -------------------------------
                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

for the transition period from ___________________ to  _____________________


                    Commission file number      1-13192
                                            ---------------

                             CKE RESTAURANTS, INC.
      -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                  33-0602639
- - ----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


  1200 North Harbor Boulevard, Anaheim, CA                    92801
- - ----------------------------------------------------------------------------
  (Address of principal executive offices)                  (zip Code)


Registrant's telephone number, including area code      (714) 774-5796
                                                     --------------------

                                 NOT APPLICABLE
        ---------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report



         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No ______
                                                 ---

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,715,821 $.01 par value common -- as of September 23, 1994
                  --------------------------------------------------------------

                             CKE RESTAURANTS, INC.

                                     INDEX


                                                                                      Page
                                                                                     ------
Part I   Financial Information

      Item 1.  Financial Statements:

          Consolidated Balance Sheets as of August 15, 1994 and January 31, 1994         3

          Consolidated Statements of Income for the twelve and twenty-eight weeks
              ended August 15, 1994 and August 9, 1993                                   4

          Consolidated Statements of Cash Flows for the twenty-eight weeks ended
              August 15, 1994 and August 9, 1993                                       5-6

          Notes to Consolidated Financial Statements                                     7

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    8-11


Part II  Other Information

      Item 6.  Exhibits and Reports on Form 8-K                                      12-13

                              CKE RESTAURANTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

   ITEM 1.  FINANCIAL STATEMENTS

                                                                     August 15,       January 31,
                                                                        1994             1994
                                                                     ----------       -----------
                                                 ASSETS
   Current assets:
       Cash and cash equivalents                                      $  9,130          $ 17,075
       Marketable securities                                             8,989             9,064
       Accounts receivable                                               7,568             8,956
       Current portion of related party receivables                        964             1,175
       Inventories                                                       6,233             7,485
       Deferred tax asset, net                                          15,377            15,310
       Other current assets                                              3,818            10,339
                                                                      --------          --------
                       Total current assets                             52,079            69,404

   Property and equipment, net                                         115,986           113,212
   Property under capital leases, net                                   32,001            33,608
   Notes receivable                                                     15,810            16,171
   Related party notes receivable                                          851             1,976
   Other assets                                                          8,427             7,764
                                                                      --------          --------

                                                                      $225,154          $242,135
                                                                      ========          ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Current portion of long-term debt                              $  8,518          $ 13,207
       Current portion of capital lease obligations                      3,465             3,354
       Accounts payable                                                 12,958            13,161
       Other current liabilities                                        33,368            36,831
                                                                      --------          --------
           Total current liabilities                                    58,309            66,553
                                                                      --------          --------

   Long-term debt                                                       13,391            17,414
   Capital lease obligations                                            44,271            45,886
   Other long-term liabilities                                          15,863            20,206
   Stockholders'  equity:
       Preferred stock, $.01 par value; authorized
           5,000,000 shares; none issued or outstanding                     --                --
       Common stock, $.01 par value; authorized
           50,000,000 shares; issued and outstanding
           18,771,321 and 18,676,587 shares                                188               187
       Additional paid-in capital                                       34,467            33,741
       Retained earnings                                                58,665            58,148
                                                                      --------          --------
                                                                        93,320            92,076
                                                                      --------          --------

                                                                      $225,154          $242,135
                                                                      ========          ========

                             CKE RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except per share Amounts)
                                  (Unaudited)

                                                       Twelve Weeks Ended                  Twenty-eight Weeks Ended
                                                    ---------------------------           ---------------------------
                                                    August 15,        August 9,           August 15,        August 9,
                                                      1994              1993                 1994             1993
                                                    ----------        ---------           ----------        ---------
Revenues:
   Retail sales                                       $ 87,277        $ 89,935             $198,580          $206,906
   Franchised and licensed restaurants                  18,031          18,975               41,734            42,859
                                                      --------        --------             --------          --------

       Total revenues                                  105,308         108,910              240,314           249,765
                                                      --------        --------             --------          --------

Operating costs and expenses:
   Retail operations:
       Food and packaging                               26,451          27,197               60,189            62,001
       Payroll and other employee benefits              26,301          26,465               61,829            65,205
       Occupancy and other operating expenses           18,941          19,961               43,748            47,666
                                                      --------        --------             --------          --------

                                                        71,693          73,623              165,766           174,872

   Franchised and licensed restaurants                  17,137          17,529               39,649            40,035
   Advertising expenses                                  5,177           4,751               11,034            10,312
   General and administrative expenses                   8,909           8,558               18,569            18,685
                                                      --------        --------             --------          --------

       Total operating costs and expenses              102,916         104,461              235,018           243,904
                                                      --------        --------             --------          --------

Operating income                                         2,392           4,449                5,296             5,861

Interest expense                                        (2,307)         (2,576)              (4,948)           (5,548)
Other income, net                                        1,179             966                1,910             3,959
                                                      --------        --------             --------          --------
Income before income taxes and cumulative
   effect of change in accounting principle              1,264           2,839                2,258             4,272
Income tax expense                                         400             480                  738               987
                                                      --------        --------             --------          --------

Income before cumulative effect of change
   in accounting principle                                 864           2,359                1,520             3,285
Cumulative effect of change in accounting principle         --              --                   --              (768)
                                                      --------        --------             --------          --------

Net income                                            $    864        $  2,359             $  1,520          $  2,517
                                                      ========        ========             ========          ========

Net income per share:
   Income before cumulative effect of
       change in accounting principle                    $ .05           $ .13                $ .08             $ .18
   Cumulative effect of change in
       accounting principle                                .--             .--                  .--              (.04)
                                                         -----           -----                -----             -----

           Net income                                    $ .05           $ .13                $ .08             $ .14
                                                         =====           =====                =====             =====

       Weighted average shares outstanding:             18,833          18,157               18,889            18,120
                                                        ======          ======               ======            ======

                             CKE RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                                 Twenty-eight Weeks Ended
                                                                                              -----------------------------
                                                                                               August 15,         August 9,
                                                                                                 1994               1993
                                                                                               ----------         ---------
Net cash flow from operating activities:
   Net income                                                                                  $  1,520           $  2,517
   Adjustments to reconcile net income to net cash provided by operating activities:
     Noncash franchise revenues                                                                      67                (81)
     Depreciation and amortization                                                               11,901             12,306
     Noncash restructuring charges                                                                   --                533
     Loss on sale of property and equipment                                                       1,789                192
     Reversal of rent subsidy reserves                                                           (2,680)                --
     Write-off of accounts receivable                                                                --                267
     Write-down of marketable securities                                                             --                213
     Net noncash investment income                                                                   (5)               (19)
     Deferred income taxes                                                                           --               (307)
     Cumulative effect of change in accounting principle                                             --                768
     Payment of arbitration settlement                                                           (3,000)                --
     Net change in marketable securities reserve                                                     --                (91)
     Net change in receivables, inventories and other current assets                              2,193                905
     Net change in other assets                                                                    (726)              (293)
     Net change in accounts payable and other current liabilities                                  (107)             2,999
                                                                                               --------           --------

       Net cash provided by operating activities                                                 10,952             19,909
                                                                                               --------           --------

Cash flow from investing activities:
   Construction of restaurant property to be reimbursed or sold and leased back                      --               (770)
   Sale of or reimbursement on restaurant property to be sold and leased back                        --                180
   Purchases of:
     Marketable securities                                                                       (2,279)            (8,497)
     Property and equipment                                                                     (13,673)            (6,696)
   Proceeds from sales of:
     Marketable securities                                                                        8,890             26,065
     Property and equipment                                                                          30                149
   Collections on leases receivable                                                                  72                 63
   Increase in notes receivable and related party notes receivable                                 (999)                --
   Collections on notes receivable and related party notes receivable                             1,545              2,980
                                                                                               --------           --------

       Net cash provided by (used in) investing activities                                       (6,414)            13,474
                                                                                               --------           --------

Cash flow from financing activities:
   Net change in bank overdraft                                                                    (286)            (2,370)
   Net change in obligations secured by marketable securities                                        --             (2,422)
   Short-term borrowings                                                                          3,900             15,150
   Repayments of short-term debt                                                                 (3,900)           (33,250)
   Repayments of long-term debt                                                                  (9,000)            (7,822)
   Repayments of capital lease obligations                                                       (1,414)            (1,292)
   Net change in other long-term liabilities                                                     (1,663)            (1,642)
   Repurchase and retirement of common stock                                                         --               (422)
   Purchase of treasury stock                                                                       (98)                --
   Exercise of stock options                                                                        727                506
   Payment of dividends                                                                            (749)              (725)
                                                                                               --------           --------

       Net cash used in financing activities                                                    (12,483)           (34,289)
                                                                                               --------           --------

          Net decrease in cash and cash equivalents                                            $ (7,945)          $   (906)
                                                                                               ========           ========

                            CKE RESTAURANTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)


                                                                              Twenty-eight Weeks Ended
                                                                            ----------------------------
                                                                             August 15,        August 9,
                                                                                1994             1993
                                                                            -----------        ---------
Supplemental disclosures of cash flow information:

   Cash paid during period for:
     Interest (net of amount capitalized)                                       $4,837           $5,638
     Income taxes                                                                  302              598

   Noncash investing and financing activities:
     Investing activities:
       Transfer of marketable securities to other assets                            --            6,776
       Transfer of other current assets to marketable securities                 6,776               --

       Other investing activities:
         Net change in marketable securities from noncash transactions              (5)             (55)
         Net change in dividends receivable                                         --               36

     Leasing activities:
       Capital lessor additions                                                     --              499

       Other leasing activities:
         Decrease in property under capital leases                                  91               --
         Decrease in capital lease obligations                                     (90)              --
         Reversal of certain lease subsidy reserves                              2,680               --

     Franchising and reorganization activities:
       (Increase) decrease in property and equipment                            (1,289)             344
       Write-off of accounts receivable                                             --              267
       Assumption of various liabilities                                            --              454
       (Increase) decrease in notes receivable                                   1,356             (481)

     Sale/leaseback activities:
       Transfer of restaurant property costs to property and equipment              --            6,110

                            CKE RESTAURANTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 15, 1994 AND AUGUST 9, 1993

NOTE (A)  BASIS OF PRESENTATION

        In June 1994, a plan of reorganization and agreement of merger were approved by the shareholders of Carl Karcher Enterprises, Inc. ("Enterprises") whereby Enterprises and Boston Pacific, Inc. ("Boston Pacific") became wholly-owned subsidiaries of CKE Restaurants, Inc. ("Restaurants" and collectively with its subsidiaries, the "Company") and the shareholders of Enterprises became stockholders of the Company. Restaurants is a Delaware corporation formed to provide overall strategic direction and finance, legal and administrative support to Enterprises, operator and franchisor of approximately 650 Carl's Jr. restaurants, and Boston Pacific, an area developer of Boston Chicken, Inc. that will develop and operate up to 300 Boston Chicken stores.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in Enterprises' 1994 Annual Report to Shareholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

        The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany profits, transactions and balances have been eliminated.

        Since Boston Pacific began its start-up operations in February 1994 and Restaurants did not commence its operations until June 1994, most of the financial performance for the current fiscal year and all of the financial performance for the prior fiscal year discussed and analyzed in this Form 10-Q are comprised of the operations of Enterprises, unless otherwise indicated.

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

        Net income for the first half of fiscal 1994 has been restated from that previously reported to reflect a charge of $768,000, which represented the cumulative effect related to a change in the method used to discount the Company's workers' compensation reserve.

NOTE (C) COMMITMENTS AND CONTINGENCIES

        In the ordinary course of business, the Company is subject to various claims, lawsuits and other disputes with third parties incidental to its operations. While certain of these matters involve claims for substantial amounts, the Company intends to defend these actions vigorously and it is the opinion of the Company's management that their ultimate resolution will not have a material adverse affect on the Company's consolidated financial statements.

NOTE (D)  RECLASSIFICATIONS

        Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 1995 presentation.

                            CKE RESTAURANTS, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        In June 1994, a plan of reorganization and agreement of merger were approved by the shareholders of Carl Karcher Enterprises, Inc. ("Enterprises") whereby Enterprises and Boston Pacific, Inc. ("Boston Pacific") became wholly-owned subsidiaries of CKE Restaurants, Inc. ("Restaurants" and collectively with its subsidiaries, the "Company") and the shareholders of Enterprises became stockholders of the Company. Restaurants is a Delaware corporation formed to provide overall strategic direction and finance, legal and administrative support to Enterprises, operator and franchisor of approximately 650 Carl's Jr. restaurants, and Boston Pacific, an area developer of Boston Chicken, Inc. that will develop and operate up to 300 Boston Chicken stores.

        In April 1994, as part of its new marketing strategy, Enterprises implemented a quality/value repositioning program designed to improve customers' price/value perceptions and increase the frequency of their visits, which should in turn increase Carl's Jr. restaurant sales. This repositioning program resulted in lower prices and a more streamlined menu in most Carl's Jr. restaurants. New menu boards were installed that prominently display photographs of a variety of products, making the menu easier to read, and allowing for more effective promotion of "combo meal" sales. New drive-thru timers were also installed to help the operators improve their speed of service. A new advertising campaign was introduced and resources were devoted to a new product development program and the ongoing consumer research necessary to support this entire marketing strategy. Finally, to ensure that any increases in sales and transactions resulting from this program did not negatively affect the Company's high standards for guest service, staffing levels were higher than usual during the introductory weeks of this campaign.

        In an effort to increase further its retail sales, the Company is also aggressively exploring and testing a variety of new ideas and opportunities for its Carl's Jr. restaurants. One such opportunity is a test of dual concepts which will offer branded products from other restaurant concepts (e.g. Green Burrito(R)) in a limited number of both Company-operated and franchised restaurants in the coming months.

        The Company's first three Boston Chicken stores opened during the second quarter of this year, all of which were formerly Carl's Jr. restaurants. A total of six Carl's Jr. restaurants will be converted to Boston Chicken stores in fiscal 1995. All of these restaurants were closed during the first half of this year. By converting these sites, the Company believes that the development of its Boston Chicken operations has been accelerated, several underperforming Carl's Jr. restaurants have been eliminated, and sales and profit increases have occurred in the Carl's Jr. locations nearest these conversion sites. A total of 17 Boston Chicken stores will open in the latter half of this year, five of which are scheduled to open in the third quarter and 12 of which are scheduled to open in the fourth quarter.

        Since Boston Pacific began its start-up operations in February 1994 and Restaurants did not commence its operations until June 1994, most of the financial performance for the current fiscal year and all of the financial performance for the prior fiscal year discussed and analyzed below are comprised of the operations of Enterprises, unless otherwise indicated.

FINANCIAL CONDITION

        The quality/value repositioning program at Carl's Jr. and the start-up of the Company's Boston Chicken operations each required the use of cash during the 28 weeks ended August 15, 1994. Additionally, a nonrecurring $3.0 million cash payment was made related to an arbitration settlement for which an accrual had been recognized at the end of the prior fiscal year. Thus, cash and cash equivalents decreased a total of $7.9 million since the end of fiscal 1994. Total cash, cash invested in money market funds (a cash equivalent) and short-term marketable securities, which are invested in a diversified, highly-liquid investment portfolio containing minimal interest rate risk, amounted to $18.1 million as of the end of the second quarter.

                            CKE RESTAURANTS, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(Continued)

        Other current assets decreased during the current fiscal year largely as a result of the reclassification of $6.8 million of investment securities to marketable securities. These funds, which had been held in trust by the State of California in connection with the Company's self-insured workers' compensation program, were returned to the Company in April 1994. The State requires the Company to secure its potential workers' compensation claims each year by providing a prescribed amount either through one or more standby letters of credit or an equivalent amount of cash or investment securities. The requirement for the period beginning May 1, 1994 is $12.1 million and the Company negotiated with its bank in March 1994 to provide a single standby letter of credit to satisfy this requirement.

        In August 1994, the Company's revolving credit line with its bank was increased to $20.0 million, of which $15.7 will be committed to two standby letters of credit, one related to the Company's workers' compensation program and the other related to the Company's distribution facility in Northern California.

        During the first quarter of fiscal 1995, the Company reacquired several Carl's Jr. restaurants from a former franchisee which resulted in the reversal of $2.7 million of lease subsidy reserves that had previously been established.

        In May 1994, the Board of Directors adopted a new stock incentive plan under which various incentives including stock or stock options may be awarded to eligible employees and non-employee directors to purchase up to 1,750,000 shares of the Company's common stock. This plan, approved by the shareholders at the Company's 1994 annual meeting, provides for certain automatic grants of stock options each year to non-employee directors, priced at an amount equal to or greater than the fair market value on the grant date. A total of 50,000 options have been granted under this new plan.

        In July 1994, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. A total of 11,100 shares of stock were repurchased during the quarter ended August 15, 1994. These shares were purchased in a series of open market transactions for an aggregate purchase price of $98,000 and are being held as treasury stock. Subsequent to the end of the quarter, the Company purchased a total of 62,500 shares from the Chairman Emeritus at a price of $9.13 per share. These shares are also being held as treasury stock.

RESULTS OF OPERATIONS

        Retail sales, comprised mainly of Carl's Jr. restaurant sales, decreased 3% and 4% in the 12- and 28-week periods ended August 15, 1994 to $87.3 million and $198.6 million, respectively, primarily due to lower per store volumes but also because the number of restaurants operating in both current year periods decreased slightly. On a same-store basis, these restaurant sales, which are calculated using only restaurants open for the full periods being compared, declined approximately 1% in the second quarter of this year, following approximately a 4% decline in the first quarter of this year. The 1% decline in the most recent quarter is the lowest quarterly decline experienced by the Company during the last three years and is a marked improvement as compared with the decline in the prior fiscal year, which averaged approximately 9% throughout the first half of the year. The Company believes its Carl's Jr. restaurant sales were positively affected by improving customer price/value perceptions as a result of its repositioning program.

                            CKE RESTAURANTS, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(Continued)

        Revenues from franchised restaurants, including sales of food service products by the Company's distribution centers, rental income, royalties and initial franchise fees accounted for nearly 95% of total revenues from franchised and licensed restaurants for all periods presented. Despite an approximate 4% increase in the weighted-average number of franchised restaurants operating in both current year periods, sales of food service products by the Company decreased slightly as compared with the comparable year ago periods because of declines in the franchisees' retail sales. Also contributing to the decrease in food service sales was a reduction in prices charged by the Company as a result of lower commodity costs and successful contract renegotiations with certain of its vendors. Royalties rose in connection with scheduled increases in royalty rates, particularly in the current 28-week period, and an increase in the franchised restaurant base. These increases were more than offset in both current year periods by the decrease in other fees related to the sales of and repairs and maintenance on certain franchise equipment. These sales and services were discontinued near the end of the second quarter of fiscal 1994.

        The Company has continued to focus on improving the cost structure of its Carl's Jr. restaurants during fiscal 1995. For the 28 weeks ended August 15, 1994, Company-operated restaurant margins improved to 16.4% from 15.5% a year ago despite slight declines in the Company-operated restaurant base and a 3% decline in same-store sales during the current year. For the 12-week quarter, these margins were 17.9% as compared with 18.1% in the second quarter of last year. During the first quarter of this year (a 16-week period), these margins were 15.5% as compared with 13.4% a year ago. During the most recent quarter, margins were affected by higher staffing levels resulting from the introduction of the Company's repositioning program.

        Nearly 80% of all operating costs associated with franchised and licensed restaurants in both current year periods were related to the sales of food service products to franchisees. Gross margins for franchised and licensed restaurants decreased slightly due to the Company s decision to share decreases in commodity costs and other savings with its franchisees.

        Advertising expenses increased nearly 9% and 7% during the 12- and 28-week periods ended August 15, 1994, respectively. Although sales by Company-operated restaurants decreased in both current year periods, advertising expenses increased, particularly in the second quarter of this year, in connection with the Company's repositioning program.

        General and administrative expenses were 4% higher in the 12-week quarter as compared with the comparable prior year period due largely to expenses related to the start-up of the Company's Boston Chicken operations and costs associated with enhancing several key areas of the Company, including marketing, strategic planning and information systems. General and administrative expenses for the 28-week period were similarly affected by these costs as well as the write-off of the former menu boards, which totaled $957,000. These costs were offset by a reversal of certain previously established lease subsidy reserves totaling $2.7 million in connection with the reacquisition of several Carl's Jr. franchised restaurants during the first quarter of this year.

        The Company's total debt continued to steadily decline in fiscal 1995 and as such, interest expense decreased approximately 10% in both current year periods.

        Other income, net, in both fiscal 1995 and fiscal 1994 was comprised of investment income, gains or losses on sales of restaurants, interest on notes and leases receivable and other miscellaneous interest income. Investment income for the 12-week quarter compares favorably to the prior year 12-week quarter largely due to the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result of adopting this new standard, the net unrealized loss on the Company's marketable securities portfolio for the current quarter was included in stockholders' equity while such losses a year ago

                            CKE RESTAURANTS, INC.
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(Continued)

were included in other income, net. For the 28-week period, total investment income was $1.1 million lower than last year due to the liquidation of the investment portfolio initiated in the prior year. Fewer sales in the current year as compared with the first two quarters of fiscal 1994 and a first quarter loss of $450,000 related to the termination of a restaurant lease in the current year resulted in decreased gains on sales of restaurants, particularly in the 28-week period. Interest income from notes and leases receivable decreased in both current year periods due to lower average franchisee balances outstanding.

        The fiscal 1995 effective tax rate was comparable to the effective rate applied in the same period a year ago. Lower income before income taxes in the first half of fiscal 1995 resulted in lower tax expense as compared with the same fiscal 1994 period.

        Net income for the first half of fiscal 1994 has been restated from that previously reported to reflect a charge of $768,000, which represented the cumulative effect related to a change in the method used to discount the Company's workers' compensation reserve.

              PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS:     None

ITEM 2.    CHANGES IN SECURITIES:     None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        The Annual Meeting of Shareholders of Carl Karcher Enterprises, Inc. was held on June 20, 1994, for the purpose of electing a board of directors, to consider and approve the Company's 1994 Stock Incentive Plan and to consider and approve a Plan of Reorganization and Agreement of Merger.

        All of management's nominees for directors were elected by the following vote:

                                   Shares Voted           Authority To Vote
                                      "FOR"                   "WITHHELD"
                                   ------------           -----------------
William P. Foley II                 17,179,451                  373,067

Donald E. Doyle                     15,952,996                1,599,522

Carl N. Karcher                     17,129,013                  423,505

Peter Churm                         15,167,482                2,385,036

Carl L. Karcher                     17,136,745                  415,773

Daniel D. (Ron) Lane                17,176,786                  375,732

Elizabeth A. Sanders                15,086,478                2,466,040

Frank P. Willey                     17,166,468                  386,050

        The proposal to approve the Company's 1994 Stock Incentive Plan was approved by the following vote:

Shares Voted          Shares Voted          Shares Voted             Broker
   "FOR"                "AGAINST"           "ABSTAINING"          "NON-VOTES"
- - ------------          ------------          ------------          -----------
 11,673,664             3,026,902              60,620              2,791,332

        The proposal to approve the Company's Plan of Reorganization and Agreement of Merger was approved by the following vote:

Shares Voted          Shares Voted          Shares Voted             Broker
   "FOR"                "AGAINST"           "ABSTAINING"          "NON-VOTES"
- - ------------          ------------          ------------          -----------
 10,394,088             4,306,796              60,302              2,791,332

ITEM 5.    OTHER INFORMATION     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibit 11  Calculation of Earnings per Share

                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CKE RESTAURANTS, INC.
                                  --------------------------------
                                            (Registrant)

    September 28, 1994            /s/   Loren C. Pannier
- - -------------------------         --------------------------------
          Date                    Senior Vice President,
                                  Chief Financial Officer and
                                  Duly Authorized Officer