Form 10-Q
period 1994-11-07
CKE RESTAURANTS INC
filed 1994-12-22
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       ----------------------------------
                                   FORM 10-Q

(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934.

For the quarterly period ended         November 7, 1994
                                ------------------------------
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934.

for the transition period from _________________ to __________________

                    Commission file number     1-13192
                                           ---------------

                             CKE RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                                              33-0602639
- ---------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

1200 North Harbor Boulevard, Anaheim, CA                                                       92801
- -----------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                  (zip Code)


Registrant's telephone number, including area code         (714) 774-5796
                                                   -------------------------

                                NOT APPLICABLE
   ------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.



         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No
                                                 ---       ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,589,121 $.01 par value common -- as of December 5, 1994
                   -----------------------------------------------------------

                             CKE RESTAURANTS, INC.

                                     INDEX


                                                                                                     Page
Part I  Financial Information

     Item 1.  Financial Statements:

           Consolidated Balance Sheets as of November 7, 1994 and January 31, 1994                      3

           Consolidated Statements of Income for the twelve and forty weeks
             ended November 7, 1994 and November 1, 1993                                                4

           Consolidated Statements of Cash Flows for the forty weeks ended
             November 7, 1994 and November 1, 1993                                                    5-6

           Notes to Consolidated Financial Statements                                                   7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                  8-12

Part II  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                      13-14

                             CKE RESTAURANTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
                                                                          November 7,     January 31,
                                                                             1994            1994
                                                                          -----------     -----------
                                                    ASSETS
   Current assets:
       Cash and cash equivalents                                            $  6,726        $ 17,075
       Marketable securities                                                   3,847           9,064
       Accounts receivable                                                     7,751           8,956
       Current portion of related party receivables                            1,310           1,175
       Inventories                                                             6,372           7,485
       Deferred tax asset, net                                                15,377          15,310
       Other current assets                                                    5,523          10,339
                                                                            --------        --------
           Total current assets                                               46,906          69,404

   Property and equipment, net                                               122,555         113,212
   Property under capital leases, net                                         31,257          33,608
   Notes receivable                                                           15,927          16,171
   Related party notes receivable                                                841           1,976
   Other assets                                                                7,987           7,764
                                                                            --------        --------
                                                                            $225,473        $242,135
                                                                            ========        ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Revolving credit line                                                $  7,800              --
       Current portion of long-term debt                                       5,947        $ 13,207
       Current portion of capital lease obligations                            3,524           3,354
       Accounts payable                                                       11,533          13,161
       Other current liabilities                                              33,903          36,831
                                                                            --------        --------
           Total current liabilities                                          62,707          66,553
                                                                            --------        --------

   Long-term debt                                                             13,715          17,414
   Capital lease obligations                                                  43,486          45,886
   Other long-term liabilities                                                14,912          20,206
   Stockholders' equity:
       Preferred stock, $.01 par value; authorized
           5,000,000 shares; none issued or outstanding                           --              --
       Common stock, $.01 par value; authorized
           50,000,000 shares; issued and outstanding
           18,548,921 and 18,676,587 shares                                      185             187
       Additional paid-in capital                                             34,518          33,741
       Retained earnings                                                      55,950          58,148
                                                                            --------        --------
                                                                              90,653          92,076
                                                                            --------        --------
                                                                            $225,473        $242,135
                                                                            ========        ========

                             CKE RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except per share Amounts)
                                  (Unaudited)

                                                                       Twelve Weeks Ended                  Forty Weeks Ended
                                                                  -----------------------------      -----------------------------
                                                                  November 7,       November 1,      November 7,       November 1,
                                                                     1994              1993             1994              1993
                                                                  -----------       -----------      -----------       -----------
Revenues:
     Retail sales                                                   $ 87,066          $ 89,290         $285,646          $296,196
     Franchised and licensed restaurants                              16,725            17,850           58,459            60,709
                                                                    --------          --------         --------          --------

           Total revenues                                            103,791           107,140          344,105           356,905
                                                                    --------          --------         --------          --------

Operating costs and expenses:
     Retail operations:
           Food and packaging                                         26,011            26,878           86,200            88,879
           Payroll and other employee benefits                        26,051            26,496           87,880            91,701
           Occupancy and other operating expenses                     19,722            18,468           63,470            66,134
                                                                    --------          --------         --------          --------

                                                                      71,784            71,842          237,550           246,714

     Franchised and licensed restaurants                              15,929            16,704           55,578            56,739
     Advertising expenses                                              4,408             4,977           15,442            15,289
     General and administrative expenses                              10,089            10,098           28,658            28,783
                                                                    --------          --------         --------          --------

           Total operating costs and expenses                        102,210           103,621          337,228           347,525
                                                                    --------          --------         --------          --------

Operating income                                                       1,581             3,519            6,877             9,380

Interest expense                                                      (2,143)           (2,443)          (7,091)           (7,991)
Other income, net                                                        795             1,029            2,705             4,988
                                                                    --------          --------         --------          --------

Income before income taxes and cumulative
     effect of change in accounting principle                            233             2,105            2,491             6,377
Income tax expense (benefit)                                             (53)              499              685             1,486
                                                                    --------          --------         --------          --------

Income before cumulative effect of change
     in accounting principle                                             286             1,606            1,806             4,891
Cumulative effect of change in accounting principle                       --                --               --              (768)
                                                                    --------          --------         --------          --------

Net income                                                          $    286          $  1,606         $  1,806          $  4,123
                                                                    ========          ========         ========          ========

Net income per share:
     Income before cumulative effect of
           change in accounting principle                              $ .02             $ .09            $ .10             $ .26
     Cumulative effect of change in
           accounting principle                                           --                --               --              (.04)
                                                                       -----             -----            -----             -----

           Net income                                                  $ .02             $ .09            $ .10             $ .22
                                                                       =====             =====            =====             =====

     Weighted average shares outstanding:                             18,693            18,468           18,827            18,451
                                                                      ======            ======           ======            ======

                             CKE RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                                     Forty Weeks Ended
                                                                                               -----------------------------
                                                                                               November 7,       November 1,
                                                                                                  1994              1993
                                                                                               -----------       -----------

Net cash flow from operating activities:
     Net income                                                                                  $  1,806          $  4,123
     Adjustments to reconcile net income to net cash provided by operating activities:
           Noncash franchise revenues                                                                 152              (151)
           Depreciation and amortization                                                           16,919            17,510
           Loss on sale of property and equipment                                                   1,865               339
           Reversal of rent subsidy reserves                                                       (2,680)               --
           Write-off of accounts receivable                                                            --               267
           Net noncash investment income                                                             (210)              (19)
           Deferred income taxes                                                                       --              (807)
           Noncash post-employment benefit charges                                                     --             1,668
           Cumulative effect of change in accounting principle                                         --               768
           Payment of arbitration settlement                                                       (3,000)               --
           Net change in marketable securities reserve                                                 --              (210)
           Net change in receivables, inventories and other current assets                           (183)            1,436
           Net change in other assets                                                                (328)             (331)
           Net change in accounts payable and other current liabilities                              (513)           (2,239)
                                                                                                 --------          --------

           Net cash provided by operating activities                                               13,828            22,354
                                                                                                 --------          --------

Cash flow from investing activities:
     Construction of restaurant property to be reimbursed or sold and leased back                      --            (1,257)
     Sale of or reimbursement on restaurant property to be sold and leased back                        --               333
     Purchases of:
           Marketable securities                                                                   (3,212)          (11,725)
           Property and equipment                                                                 (24,599)           (9,366)
     Proceeds from sales of:
           Marketable securities                                                                   14,777            28,976
           Property and equipment                                                                      37               251
     Collections on leases receivable                                                                 110                96
     Increase in notes receivable and related party notes receivable                               (1,173)               --
     Collections on notes receivable and related party notes receivable                             1,952             4,003
                                                                                                 --------          --------

           Net cash provided by (used in) investing activities                                    (12,108)           11,311
                                                                                                 --------          --------

Cash flow from financing activities:
     Net change in bank overdraft                                                                    (776)            1,552
     Net change in obligations secured by marketable securities                                        --            (2,422)
     Short-term borrowings                                                                         19,056            15,150
     Repayments of short-term debt                                                                (11,256)          (33,250)
     Repayments of long-term debt                                                                 (11,636)          (10,237)
     Repayments of capital lease obligations                                                       (2,140)           (1,962)
     Net change in other long-term liabilities                                                     (2,614)             (293)
     Repurchase and retirement of common stock                                                         --              (422)
     Purchase of treasury stock                                                                    (1,979)               --
     Exercise of stock options                                                                        775               953
     Payment of dividends                                                                          (1,499)           (1,089)
                                                                                                 --------          --------

           Net cash used in financing activities                                                  (12,069)          (32,020)
                                                                                                 --------          --------

           Net increase (decrease) in cash and cash equivalents                                  $(10,349)         $  1,645
                                                                                                 ========          ========

                             CKE RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                                     Forty Weeks Ended
                                                                                                ----------------------------
                                                                                                November 7,       November 1,
                                                                                                   1994              1993
                                                                                                -----------       -----------
Supplemental disclosures of cash flow information:

     Cash paid during period for:
           Interest (net of amount capitalized)                                                   $ 7,011            $8,198
           Income taxes                                                                               645               777

     Noncash investing and financing activities:
        Investing activities:
           Transfer of marketable securities to other assets                                           --             6,776
           Transfer of other current assets to marketable securities                                6,776                --

        Other investing activities:
           Net change in marketable securities from noncash transactions                             (210)              (55)
           Net change in dividends receivable                                                          --                36

        Leasing activities:
           Capital lessor additions                                                                    --               538
           Capital lessee additions                                                                    --               505

        Other leasing activities:
           Decrease in property under capital leases                                                   91                --
           Decrease in capital lease obligations                                                      (90)               --
           Reversal of certain lease subsidy reserves                                               2,680                --

        Franchising and reorganization activities:
           (Increase) decrease in property and equipment                                           (1,289)              344
           Sale of inventory                                                                           --                11
           Write-off of accounts receivable                                                            --               267
           Assumption of various liabilities                                                           --                55
           (Increase) decrease in notes receivable                                                  1,441              (551)
           Increase in other long-term liabilities                                                     --             7,521

        Sale/leaseback activities:
           Transfer of restaurant property costs to property and equipment                             --             6,110

                             CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     NOVEMBER 7, 1994 AND NOVEMBER 1, 1993

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

         Net income for the first three quarters of fiscal 1994 has been restated from that previously reported to reflect a charge of $768,000, which represented the cumulative effect related to a change in the method used to discount the Company's workers' compensation reserve.

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

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     In June 1994, a plan of reorganization and agreement of merger were approved by the shareholders of Carl Karcher Enterprises, Inc. ("Enterprises") whereby Enterprises and Boston Pacific, Inc. ("Boston Pacific") became wholly-owned subsidiaries of CKE Restaurants, Inc. ("Restaurants" and collectively with its subsidiaries, the "Company") and the shareholders of Enterprises became stockholders of the Company. Restaurants is a Delaware corporation formed to provide overall strategic direction and finance, legal and administrative support to Enterprises, operator and franchisor of approximately 650 Carl's Jr. restaurants, and Boston Pacific, an area developer of Boston Chicken, Inc. that will develop and operate up to 300 Boston Chicken stores in the next several years.

     In October 1994, the Company's president and chief executive officer, Donald E. Doyle, resigned and Chairman William P. Foley II was named the Company's chief executive officer. Additionally, long-time Carl's Jr. franchisee C. Thomas Thompson was appointed president and chief operating officer of Enterprises. The management team was further strengthened with the appointment of board member Daniel D. (Ron) Lane, who has an extensive background in developing real estate, as chief executive officer of Boston Pacific. The focus of this new management team will be to improve the operating performance of the Company's Carl's Jr. restaurants and aggressively develop the Boston Chicken concept in the Company's designated California markets.

     An image enhancement program aimed at revitalizing the Company's Carl's Jr. restaurants will be among the first objectives of this new management team. Plans are underway to test several designs that would upgrade the appearance of the Company's restaurants during the coming months. The Company hopes to finalize these tests, identifying those changes that will help increase guest traffic, and begin an aggressive implementation program for remodeling its restaurants during the second quarter of next year.

     The marketing strategy for Enterprises will also be a key area scrutinized by the new management team. An executive search for a new vice president of marketing will be conducted following the less than desired results of the quality/value repositioning program introduced in April 1994. Designed to improve customers' price/value perceptions and increase the frequency of their visits, this repositioning program resulted in lower prices and a more
streamlined menu in most Carl's Jr. restaurants.   A new advertising campaign
was introduced late in the first quarter of this year to support this program and consumer research was conducted to aid in evaluating the success of this program. While early results were positive, portions of this program will more than likely be modified in the coming months because the desired long-term increases in retail sales have not been achieved.

     As part of the repositioning program, new menu boards that prominently display photographs of a variety of products were installed, making the menu easier to read, and allowing for more effective promotion of "combo meal" sales. New drive-thru timers were also installed to help the operators improve their speed of service. Finally, to ensure that any increases in sales and transactions resulting from this program did not negatively affect the Company's high standards for guest service, staffing levels were higher than usual during the introductory weeks of this program.

     In an effort to increase further its retail sales, the Company is also aggressively exploring and testing a variety of new products, concepts and other opportunities for its Carl's Jr. restaurants. Ongoing resources have been devoted to a new product development program which should result in the introduction of several new products each year. Another such opportunity, currently being tested in one Company-operated restaurant and two franchised restaurants, is the offering of other branded products, such as those of Green Burrito(R), from within Carl's Jr. restaurants. Initial customer response has been favorable, and the Company is continuing to evaluate the feasibility of this opportunity.

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
(Continued)

     Since February 1994, the Company has successfully opened seven Boston Chicken stores, four of which opened during the third quarter of this year. Six of these stores were formerly Carl's Jr. restaurants and one additional Carl's Jr. restaurant will be converted to a Boston Chicken store this year. This final conversion site is scheduled to open, along with at least 12 new sites, in the coming quarter.

     Preliminary sales generated by the Company's first Boston Chicken stores are encouraging. On an annualized basis, retail sales for these stores range from approximately $1.1 million to $1.8 million per store. These levels are particularly noteworthy because media advertising in the Company's markets has not yet begun (and is not scheduled to begin until 1995) and many of the stores that have opened thus far were Carl's Jr. conversions that allowed for rapid expansion but may not be the most favorable sites for Boston Chicken stores.

     The Company estimates that the initial costs associated with the opening of each new Boston Chicken store will be approximately $600,000 to $800,000 per store. This estimate includes, among other things, leasehold improvements, equipment, opening inventory and supplies, and initial working capital. This estimate does not include any land or additional costs which may be necessary, depending on the location and the nature of each individual site. The costs of converting existing Carl's Jr. restaurants to Boston Chicken stores are estimated to be approximately $600,000 per conversion.

     The Company believes that the cash generated from its operations, along with the $10.6 million of cash, cash equivalents and short-term marketable securities on hand as of November 7, 1994, the $65.0 million revolving credit line with its bank and additional borrowings from banks or other financial institutions will provide the Company the funds necessary to meet all of its obligations, including the payment of maturing indebtedness and the development of Carl's Jr. restaurants and Boston Chicken stores.

     The Company believes that it has a significant growth opportunity in the development of its Boston Chicken operations. As such, a special committee of the Board of Directors was formed in December 1994 to explore options to create or enhance shareholder value as it relates to this opportunity, as well as alternative ways to raise the capital necessary to develop the Company's Boston Chicken operations.

     Since Boston Pacific began its start-up operations in February 1994 and Restaurants did not commence its operations until June 1994, most of the financial performance for the current fiscal year and all of the financial performance for the prior fiscal year discussed and analyzed below are comprised of the operations of Enterprises, unless otherwise indicated.

FINANCIAL CONDITION

     The development of, and other start-up costs associated with, the Company's Boston Chicken operations required the substantial use of cash during the 40 weeks ended November 7, 1994. New menu boards and drive- thru timers installed at the Company's Carl's Jr. restaurants also required the use of cash. Additionally, a nonrecurring $3.0 million cash payment was made related to an arbitration settlement for which an accrual had been recognized at the end of the prior fiscal year. Thus, cash and cash equivalents decreased a total of $10.3 million since the end of fiscal 1994. Total cash, cash invested in money market funds (a cash equivalent) and short-term marketable securities, which are invested in a diversified, highly-liquid investment portfolio containing minimal interest rate risk, amounted to $10.6 million as of the end of the third quarter.

     Other current assets decreased during the current fiscal year largely as a result of the reclassification of $6.8 million of investment securities to marketable securities. These funds, which had been held in trust by the State of California in connection with the Company's self-insured workers' compensation program, were returned to the Company in April 1994. The State requires the Company to secure its potential workers' compensation claims each year by providing a prescribed amount through any combination of standby letters of credit, cash or investment securities. The requirement for the period beginning May 1, 1994 is $12.1 million and the Company negotiated with its bank in October 1994 to provide a single standby letter of credit to satisfy this requirement.

     In October 1994, the Company's revolving credit line with its bank was increased to $65.0 million, of which $16.0 million is committed to two standby letters of credit, one related to the Company's workers' compensation program and the other related to the Company's loan on its distribution facility in Northern California. The Company's borrowings under this line totaled $7.8 million at November 7, 1994 and were included in current liabilities in the accompanying consolidated balance sheet although this line of credit does not expire until January 1997.

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(Continued)


     As of November 7, 1994, the Company was not in compliance with two of the covenants governing its credit agreement, which includes the revolving credit line, a $583,000 term loan which was paid in full in December 1994, and the two letters of credit discussed above. The Company is currently negotiating with its bank for a waiver of the requirements of these covenants and more favorable covenants going forward that will apply to measurement periods after that date. In the event the Company is unable to obtain this waiver, the Company believes that it can obtain alternative sources of financing.
In addition, although the revolving line of credit would become due on demand in the event this waiver is not obtained, classification of the Company's consolidated balance sheet would not change because this debt is already classified as a current liability.

     During the first quarter of fiscal 1995, the Company reacquired several Carl's Jr. restaurants from a former franchisee which resulted in the reversal of $2.7 million of lease subsidy reserves that had previously been established.

     In May 1994, the Board of Directors adopted a new stock incentive plan under which various incentives including stock or stock options may be awarded to eligible employees and non-employee directors to purchase up to 1,750,000 shares of the Company's common stock. This plan, approved by the shareholders at the Company's 1994 annual meeting, provides for certain automatic grants of stock options each year to non- employee directors, priced at an amount equal to or greater than the fair market value on the grant date. A total of 50,000 options have been granted under this new plan.

     In July 1994, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. A total of 243,600 shares of stock were repurchased during the second and third quarters of this year, which included the purchase of 62,500 shares from the Chairman Emeritus at a price of
$9.13 per share.   The balance of these shares were purchased in a series of
open market transactions for an aggregate purchase price of $1.4 million. All of the shares purchased are being held as treasury stock.

     In September 1994, the Board of Directors adopted a new employee stock purchase plan under which eligible employees may voluntarily purchase up to 500,000 shares of the Company's common stock through payroll deductions. Such purchases will be matched by Company contributions of one-third to one-half of the total stock purchased. Purchases of shares under this plan are scheduled to begin in the coming months.

RESULTS OF OPERATIONS

     Retail sales, comprised mainly of Carl's Jr. restaurant sales, decreased 2.5% and 3.6% in the 12- and 40-week periods ended November 7, 1994 to $87.1 million and $285.6 million, respectively, primarily due to lower per store volumes but also because the number of Carl's Jr. restaurants operating in both current year periods decreased slightly. On a same-store basis, these restaurant sales, which are calculated using only restaurants open for the full periods being compared, declined approximately 3% in the third quarter of this year, following approximately 4% and 1% declines in the first and second quarters of this year, respectively. The declines in the current year are a marked improvement as compared with the decline in the prior fiscal year, which averaged approximately 8% throughout the first three quarters of that year. Although the negative sales trends have not been completely reversed by the Company's repositioning program, the Company believes its Carl's Jr. restaurant sales were positively affected by improving customer price/value perceptions as a result of this program.

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(Continued)


     Revenues from franchised restaurants, including sales of food service products by the Company's distribution centers, rental income, royalties and initial franchise fees accounted for nearly 95% of total revenues from franchised and licensed restaurants for all periods presented. Despite an approximate 3% year to date increase in the weighted-average number of franchised restaurants, sales of food service products by the Company decreased 3.7% as compared with the comparable year ago periods because of declines in the franchisees' retail sales. Also contributing to the decrease in food service sales was a reduction in prices charged by the Company as a result of lower commodity costs and successful contract renegotiations with certain of its vendors. Royalties rose in connection with scheduled increases in royalty rates, particularly in the current 40-week period, and an increase in the franchised restaurant base. These increases were more than offset year to date by the decrease in other fees related to the sales of and repairs and maintenance on certain franchise equipment. These sales and services were discontinued near the end of the second quarter of fiscal 1994.

     The Company has continued to focus on improving the cost structure of its Carl's Jr. restaurants during fiscal 1995. For the 40 weeks ended November 7, 1994, Company-operated restaurant margins improved to 17.1% from 16.7% a year ago despite slight declines in the Company-operated restaurant base and a 2.7% decline in same-store sales during the current year.

     Nearly 80% of all operating costs associated with franchised and licensed restaurants in both current year periods were related to the sales of food service products to franchisees. Gross margins for franchised and licensed restaurants decreased slightly due to the Company's decision to share decreases in commodity costs and other savings with its franchisees.

     Advertising expenses decreased nearly 11% for the 12-week period ended November 7, 1994, but were unchanged for the current 40-week period. Although sales by Company-operated restaurants decreased in both current year periods, year to date advertising expenses remained relatively constant compared to the prior year, due primarily to accelerated spending in the current first and second quarters in association with the repositioning program.

     General and administrative expenses were slightly lower in the 12-week quarter as compared with the same period a year ago. In the current year, these expenses included the start-up costs related to the Company's Boston Chicken operations and costs associated with enhancing several key areas of the Company, including marketing, strategic planning and information systems. Additional expenses were incurred in this quarter in connection with the design and implementation of dual concept tests and certain severance costs. General and administrative expenses for the current year 40-week period were similarly affected by these costs as well as the write-off of the former menu boards, which totaled $957,000. These costs were offset by a reversal of certain previously established lease subsidy reserves totaling $2.7 million in connection with the reacquisition of several Carl's Jr. franchised restaurants during the first quarter of this year. The prior year twelve-week quarter included a $1.7 million charge for the grant of retirement benefits to the Chairman Emeritus.

     Overall, operating earnings, particularly in the most recent 12-week quarter, were significantly affected by the start-up costs associated with the Company's Boston Chicken operations. Had the Company not incurred any such start-up costs, operating earnings for the current year would have been near year ago levels, on 5% fewer retail sales as compared with the prior year. The Company believes that these start-up costs will continue to impact the operations of the Company in the upcoming quarter, but believes that as the Boston Chicken operations mature the impact will be minimized.

     The Company's total debt continued to steadily decline in fiscal 1995 and as such, interest expense decreased nearly 12% in both current year periods.

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(Continued)


     Other income, net, in both fiscal 1995 and fiscal 1994 was comprised of investment income, gains or losses on sales of restaurants, interest on notes and leases receivable and other miscellaneous interest income. As of February 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result of adopting this new standard, net unrealized gains (losses) on the Company's marketable securities portfolio are included in stockholders' equity while such gains (losses) a year ago were included in other income, net. For the 12- and 40-week current year periods, total investment income was $167,000 and $1.2 million lower than last year, respectively, due principally to the liquidation of the investment portfolio initiated in the prior year. Fewer sales of restaurants in the current year as compared with the first three quarters of fiscal 1994 and a first quarter loss of $450,000 related to the termination of a restaurant lease in the current year resulted in decreased gains on sales of restaurants, particularly in the 40-week period. Interest income from notes and leases receivable decreased in both current year periods due largely to lower average franchisee balances outstanding.

     Lower income before income taxes in the first three quarters of fiscal 1995 resulted in lower tax expense as compared with the same fiscal 1994 period.

     Net income for the first three quarters of fiscal 1994 has been restated from that previously reported to reflect a charge of $768,000, which represented the cumulative effect related to a change in the method used to discount the Company's workers' compensation reserve.

                          PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS:     None

ITEM 2.     CHANGES IN SECURITIES:     None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES:     None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:     None

ITEM 5.     OTHER INFORMATION     None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibit 11  Calculation of Earnings per Share

            (b) A report on Form 8-K was filed on November 3, 1994, stating that effective October 31, 1994, Donald E. Doyle resigned as president, chief executive officer and director of CKE Restaurants, Inc.




                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CKE RESTAURANTS, INC.
                                       ------------------------------
                                         (Registrant)


December 21, 1994                       \s\ Loren C. Pannier
- -----------------                       -----------------------------
     Date                               Senior Vice President,
                                        Chief Financial Officer and
                                        Duly Authorized Officer