Form 10-K405
period 1995-01-30
CKE RESTAURANTS INC
filed 1995-05-01
CIK 919628

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: JANUARY 30, 1995

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM N/A TO N/A

                        COMMISSION FILE NUMBER: 1-13192

                             CKE RESTAURANTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                     33-0602639
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

         1200 NORTH HARBOR BOULEVARD
             ANAHEIM, CALIFORNIA                                  92801
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 774-5796
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                (TITLE OF CLASS)

                          COMMON STOCK $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1995 was $84,965,205.

     The number of shares outstanding of the registrant's common stock, as of March 31, 1995 was 18,174,838.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                             PARTS IN WHICH
                                                                               REFERENCED
                                                                             ---------------
Portions of the Company's Proxy Statement to be filed with the Commission          III
  within 120 days of January 30, 1995, prepared in connection with the
  Annual Meeting of Shareholders to be held in 1995
The Exhibit Index is located on Page E-1.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1995

                                     PART I

                                                                                          PAGE
                                                                                          ----
Item 1.    Business.....................................................................    1
Item 2.    Properties...................................................................    7
Item 3.    Legal Proceedings............................................................    7
Item 4.    Submission of Matters to a Vote of Security Holders..........................    8

                                           PART II

Item 5.    Market for the Company's Common Stock and Related Stockholder Matters........    8
Item 6.    Selected Financial Data......................................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations................................................................    9
Item 8.    Financial Statements and Supplementary Data..................................   16
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.........................................................   16

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant...........................   16
Item 11.   Executive Compensation.......................................................   16
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   16
Item 13.   Certain Relationships and Related Transactions...............................   16

                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............   17

                                     PART I
ITEM 1. BUSINESS

                           DESCRIPTION OF THE COMPANY

     CKE Restaurants, Inc. ("CKE" and collectively with its subsidiaries, the "Company"), is a Delaware corporation formed in 1994 that is engaged primarily in the food service industry. The Company's restaurant operations are conducted through its two wholly owned subsidiaries, Carl Karcher Enterprises, Inc. ("Enterprises") and Boston Pacific, Inc. ("Boston Pacific").

     Enterprises, the predecessor entity of CKE, was a publicly held company incorporated in California that began conducting its operations in the mid-1950's. It became a wholly owned subsidiary of CKE as a result of a reorganization and merger transaction (the "Merger") in June 1994. Enterprises continues to operate, franchise and license the Carl's Jr.(R) quick-service restaurant concept, principally in the Western United States and Mexico. As of January 30, 1995, there were a total of 660 Carl's Jr. restaurants in operation, of which 383 were operated by Enterprises, 246 were operated by its franchisees and 31 were operated by its international licensees.

     Boston Pacific is a California business that was incorporated in February 1994. It, too, became a wholly owned subsidiary of CKE as a result of the Merger in June 1994. Boston Pacific was formed to conduct the Company's Boston Chicken(R) franchise operations under the terms of an area development agreement with Boston Chicken, Inc. ("BCI"). BCI operates and franchises food service stores in the fast-growing home meal replacement category of the food service industry, a category that combines appealing meals associated with traditional home cooking, such as rotisserie-roasted chicken with fresh vegetables, with the convenience and value associated with quick-service restaurants. The area development agreement with BCI granted the Company the rights to develop, own and operate up to 300 such stores in Southern California and metropolitan Sacramento. A total of 22 Boston Chicken stores were opened by Boston Pacific as of January 30, 1995, the first of which commenced operations in July 1994.

                              RECENT DEVELOPMENTS

     In February 1995, BCI announced plans to add rotisserie-roasted breast of turkey, baked ham and meat loaf to its menu and change the name of its stores to Boston Market(TM) to reflect better the variety of complete meals being offered by this new menu. Boston Pacific began opening only Boston Market stores in April 1995 and plans are underway to convert all of Boston Pacific's other stores to this new format in the coming months.

     In April 1995, the Company completed a transaction with BCI that resulted in the formation of a new privately owned company, Boston West, L.L.C. ("Boston West"), that assumed the operations of Boston Pacific and agreed to fulfill the Company's obligation under its area development agreement with BCI. This transaction will enable the Company's management to refocus its resources on the Carl's Jr. concept in the coming fiscal year. Expansion of the Carl's Jr. concept had been slowed in recent years while the Company sought to improve the restaurant-level cost structure of its restaurants. With the improvements in operating costs achieved during fiscal 1995 and 1994, management is ready to renew its expansion plans and begin remodeling its existing Carl's Jr. restaurants. These efforts require significant capital resources as does the development schedule contained in the Company's area development agreement with BCI.

     Boston Pacific contributed a majority of its existing Boston Chicken restaurant assets valued at approximately $22 million to Boston West and BCI agreed to lend this new entity, over time, up to $63.8 million. This loan is convertible to equity in Boston West, at BCI's option, at 115% of the original equity price. In addition, this transaction provides for the leasing of approximately $12 million of equipment and real property retained by Boston Pacific to Boston West at current market rates. These terms are subject to final adjustment within the next 60 days. An affiliate of BCI has an option to purchase all the equipment and real property leased to Boston West by Boston Pacific.

     In exchange for its assets, Boston Pacific received preferred and all of the common equity units in Boston West. During the first half of fiscal 1996, additional equity units in Boston West will be sold such that the

Company will own less than 20% of the common equity units of Boston West. Until the sale of these interests is complete, the Company will continue to include the results of Boston West's operations in the Company's consolidated financial statements.

     After the sale of its common equity units, the Company's ownership may be increased to up to 35% by an option to co-fund the capital requirements of Boston West up to a maximum of $15 million. This $15 million may be funded, in part, by proceeds of the purchase option in the equipment and real property leases when and if they are exercised. Total capitalization of Boston West is expected to reach more than $100 million. As a result of this Boston West transaction, the Company anticipates not only increased availability of capital resources required to improve and expand the Carl's Jr. concept, but the retention of the benefits of participating in a growing national concept, side by side with its originators, as well.

                             CARL'S JR. RESTAURANTS
COMPANY OPERATIONS

     The Company continues to refine the strategic measures it initiated in January 1993, the three main elements of which are to improve aggressively the cost structure of its Carl's Jr. restaurants, to increase Carl's Jr. retail sales by developing and implementing consumer-driven and research-based marketing programs and to realign and invest in the organization and efficiency of its human resources.

     These measures have yielded significant results to date. Gross margins, as a percentage of retail sales, improved slightly during fiscal 1995, following a sizable improvement in fiscal 1994, despite a small decline in sales and the start-up nature of the Company's Boston Chicken franchise operations in fiscal 1995. These measures allowed the Company to lower its prices, in an effort to achieve parity with the pricing of its competitors, while maintaining the Carl's Jr. reputation for superior food, service and cleanliness. The Carl's Jr. menu was also simplified, as part of this repositioning program, and new menu boards were installed that prominently display photographs of a variety of products, making the menu easier to read, and allowing for more effective promotion of combination meals.

     In the coming fiscal year, the Company will continue to focus on operating efficiencies. A new incentive program for Carl's Jr. restaurant managers was recently implemented that is designed to motivate and reward managers for their contributions to cost savings, particularly in the areas of food, labor and other controllable expenses. The Company's marketing programs have been strengthened by the addition of a new marketing executive and a new advertising agency. In its ongoing efforts to improve consumers' perceptions of value, the Company's advertising will be focused on the exceptional quality of Carl's Jr. food. In addition, the Company will begin an image enhancement program that will bring a fresh, contemporary look to its Carl's Jr. restaurants to complement these marketing efforts.

     The Company believes that it is one of the innovators in the quick-service restaurant industry. A variety of products that have a strong reputation for quality and taste are offered in its Carl's Jr. restaurants, along with comfortable dining rooms and partial table service. The Company was among the first to offer self-service salad bars, all-you-can-drink beverage bars and the convenience of an automated debit card for payment of a meal. The Carl's Jr. menu is relatively uniform throughout the chain and features several charbroiled hamburgers and chicken sandwiches, including the Famous Big Star, Western Bacon Cheeseburger(R) and Charbroiler Chicken Sandwiches(R). Other entrees include a fish sandwich, several baked potatoes and prepackaged salads. Side orders, such as french fries, onion rings and fried zucchini, are also offered. Most restaurants also have a breakfast menu including eggs, bacon, sausage, french toast dips, orange juice, the Sunrise Sandwich(R) and a breakfast burrito. In addition, the restaurants sell a variety of promotional products on a limited basis.

     The Company strives to maintain high standards in all materials used by its restaurants as well as the operations related to food preparation, service and cleanliness. Hamburgers and chicken sandwiches at Carl's Jr. restaurants are generally prepared or assembled after the customer has placed an order and served promptly. Hamburger patties and chicken breasts are charbroiled in a gas-fired double broiler that sears the meat on both sides. The meat is conveyed through the broiler automatically to maintain uniform heating and cooking time.

     Each Company-operated restaurant is operated by a manager who has received 13 to 17 weeks of management training. This training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. Other restaurant employees are trained by the restaurant manager in accordance with Company guidelines. Restaurant managers are supervised by district managers, each of whom are responsible for 11 to 14 restaurants. Approximately 35 district managers are under the supervision of four regional vice presidents, all of whom regularly inspect the operations in their respective districts and regions.

FRANCHISED AND LICENSED OPERATIONS

     The Company's franchise strategy is designed to further the development of the Carl's Jr. chain and reduce the total capital required of the Company for development of new restaurants. Franchise arrangements with franchisees, who operate in Arizona, California, Nevada, Oregon and Utah, generally provide for initial fees and continuing royalty payments to the Company based upon a percentage of sales. Additionally, franchisees may purchase food, paper and other supplies from the Company. Franchisees may also be obligated to remit lease payments for the use of Company-owned or leased restaurant facilities. Under the terms of these leases, they are generally required to pay related occupancy costs, which include maintenance, insurance and property taxes.

     The Company also receives notes from franchisees in connection with the sales of Company-operated restaurants. Generally, these notes bear interest at 12.5%, mature in five to 15 years and are secured by an interest in the restaurant equipment sold.

     The Company's franchising philosophy is such that only candidates with appropriate experience are considered for the program. Specific net worth and liquidity requirements must also be satisfied. Absentee ownership is not permitted and franchise owners are encouraged to live within a one-hour drive of their restaurants. Area development agreements generally require franchisees to open a specified number of Carl's Jr. restaurants in a designated geographic area.

     In an effort to expand the Carl's Jr. presence internationally, Enterprises has entered into nine exclusive licensing agreements that allow licensees the use of the Carl's Jr. name and trademarks and provide for initial fees and continuing royalties based upon a percent of sales. As of January 30, 1995, there were 14 licensed restaurants in operation in Mexico, one licensed restaurant in operation in Japan, seven licensed restaurants in operation in Malaysia and nine sub-licensed restaurants in operation in the Philippines. None of the Company's licensing agreements generated material royalties in the year ended January 30, 1995.

DISTRIBUTION CENTERS

     The Company operates a distribution center at its corporate headquarters in Anaheim, California and a smaller distribution facility in Manteca, California. Produce, frozen meat patties, dairy and other food and supply items, excluding bakery products, are distributed to Company-operated Carl's Jr. restaurants, generally twice a week. Many of these products are sold to franchisees, and in some cases, to certain licensees. These distribution centers are subject to periodic inspection by representatives of the United States Department of Agriculture.

                      BOSTON CHICKEN FRANCHISE OPERATIONS

     The menu in all of the Company's Boston Chicken or Boston Market stores features rotisserie-roasted chicken, fresh-baked chicken pot pies, a variety of chicken sandwiches, chicken soup and fresh vegetables, salads and other side dishes, including mashed potatoes made from scratch, corn, stuffing and creamed spinach, as well as beverages and desserts. The signature menu item is chicken that is marinated and then slow-roasted in rotisserie ovens in full view of the customer. As noted above, plans are underway to add rotisserie-roasted breast of turkey, double-glazed baked ham and double-sauced meat loaf to all of Boston

West's remaining Boston Chicken stores and change the name of these stores to Boston Market. All of these stores offer meals in a bright, inviting retail setting and are staffed by friendly and knowledgeable salespeople.

     The Company believes that the Boston Chicken concept, which provides the freshness and flavor of home-style meals with a high level of convenience and value, combined with the resurgence of the traditional family meal and the need for convenience, has become very popular in many areas of the United States.

     The first Boston Chicken store was opened in Newton, Massachusetts in 1985. As of March 1, 1995, there were 570 Boston Chicken or Boston Market stores system-wide. By the end of 1995, BCI expects to have approximately 850 restaurants in operation system-wide. There can be no assurance that BCI or its area developers will be able to achieve this goal.

                            SOURCES OF RAW MATERIALS

     The Company's ability to maintain consistent quality depends in part upon its ability to acquire and distribute food products, restaurant equipment, signs, fixtures and supplies from reliable sources in accordance with Company specifications. The Company, its franchisees and its licensees have not experienced any material shortages of these items which the Company purchases from numerous independent suppliers. Alternate sources of these items are generally available.

                             TRADEMARKS AND PATENTS

     The Company has registered trademarks and service marks which are of material importance to the Company's business, including Carl's Jr.(R), the Star(R) logo and proprietary names for a number of the Carl's Jr. menu items. Boston Chicken(R) and the Boston Chicken logo are registered trademarks of BCI and BCI has a trademark application pending for Boston Market(TM). These trademarks may be utilized by the Company in accordance with applicable provisions of the area development agreement with BCI.

                                  SEASONALITY

     The Company's business is moderately seasonal. Average restaurant sales are normally higher in the summer months than during the winter months.

                           WORKING CAPITAL PRACTICES

     Historically, current assets included marketable securities and restaurant property costs to be sold and leased back. Subsequent to January 25, 1993, as part of its strategic initiatives, the Company began liquidating a significant portion of its investment portfolio, using the proceeds to repay its borrowings under the Company's revolving credit line. The sale/leaseback program has not been emphasized during fiscal 1995 and 1994, and thus existing inventories of restaurant property costs to be sold and leased back were significantly reduced in fiscal 1994.

     The Company does not carry significant amounts of inventory, experience material returns of merchandise, or generally provide extended payment terms to its franchisees or licensees. Cash from operations, along with cash, cash equivalents and marketable securities on hand, should enable the Company to meet its financing requirements.

                                   CUSTOMERS

     No material part of the Company's business is dependent upon a single customer or a few customers.

                                    BACKLOG

     Backlog orders are not material to the Company's business.

                              GOVERNMENT CONTRACTS

     The Company has no material contracts with the United States government or any of its agencies.

                                  COMPETITION

     Major chains, which have substantially greater financial resources than the Company, dominate the quick-service restaurant industry. Certain of these major chains have increasingly offered selected food items and combination meals, temporarily or permanently at discounted prices. A change in the pricing or other marketing strategies of one or more of these competitors could have an adverse impact on the Company's Carl's Jr. sales and earnings in affected markets.

     The Company believes that its particular emphasis on higher quality foods that appeal to a broad consumer base, allows the Company to compete effectively with significantly larger quick-service restaurant chains. Careful attention to dining accommodations, including periodic upgrading of existing facilities, also plays an important role.

                            RESEARCH AND DEVELOPMENT

     The Company maintains a test kitchen for its Carl's Jr. operations at its headquarters in which new products and production concepts are developed on an ongoing basis. In addition, the Company is currently testing a number of dual-concepts which include the sale of other branded products from within Carl's Jr. restaurants. While these efforts are critical to the Company, amounts expended for these activities are not considered material. There are no customer sponsored research and development activities.

                             ENVIRONMENTAL MATTERS

     Compliance with federal, state and local environmental provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment did not have a material effect on capital expenditures, earnings or the competitive position of the Company in fiscal 1995. The Company cannot predict the effect on its operations from possible future legislation or regulation.

                              NUMBER OF EMPLOYEES

     The Company employs approximately 12,000 persons, of whom approximately 11,000 are hourly restaurant, distribution or clerical employees, and approximately 1,000 are managerial, salaried employees engaged in administrative and supervisory capacities. A majority of the hourly employees are employed on a part-time basis to provide service necessary during peak periods of restaurant operations.

     None of the Company's employees are currently covered by a collective bargaining agreement. The Company has never experienced a work stoppage attributable to labor disputes and believes its employee relations to be good.

     The Company is subject to the Fair Labor Standards Act, which governs such matters as minimum wage requirements, overtime and other working conditions. A large portion of the Company's food service personnel are paid at a minimum wage level and, accordingly, increases in the federal or state minimum wage affect the Company's labor costs. The California minimum wage is currently $4.25 and is equal to the established federal minimum wage.

                               EXECUTIVE OFFICERS

     The executive officers of the Company as of January 30, 1995 are listed below.

        NAME           AGE                              POSITION(S)
- ---------------------  ---   ------------------------------------------------------------------
William P. Foley II    49    Chief Executive Officer of the Company
Kerry W. Coin          47    President and Chief Operating Officer of Boston Pacific
C. Thomas Thompson     45    President and Chief Operating Officer of Enterprises
Rory J. Murphy         47    Senior Vice President, Restaurant Operations of Enterprises
Loren C. Pannier       53    Senior Vice President, Chief Financial Officer of the Company
Robert W. Wisely       49    Senior Vice President, Marketing of Enterprises
Laurie A. Ball         36    Vice President, Controller of the Company
Richard C. Celio       44    Vice President, General Counsel of the Company
William R. Espinosa    47    Vice President, Strategic Planning of the Company

     William P. Foley II became Chief Executive Officer of the Company in October 1994, Chairman of the Board of Directors in March 1994, and has served as a director of the Company since December 1993. Since 1981, Mr. Foley has been Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc., a holding company engaged in title insurance and related services.

     Kerry W. Coin became President and Chief Operating Officer of Boston Pacific in October 1994. Mr. Coin joined the Company as Vice President, Strategic Development in February 1993. Prior to joining the Company, he was a principal with A. T. Kearney Inc., a nationally recognized business consulting firm, for five years. While at A. T. Kearney, he was the project leader for two major consulting assignments at the Company. In connection with the formation of Boston West in April 1995, Mr. Coin is in the process of resigning as an officer of the Company in order to accept a position with Boston West.

     C. Thomas Thompson was appointed President and Chief Operating Officer of Enterprises in October 1994. Mr. Thompson has been a franchisee of Enterprises since 1984.

     Rory J. Murphy has been the Senior Vice President, Restaurant Operations of Enterprises for the past two years. He has been employed by Enterprises in various positions for 16 years.

     Loren C. Pannier has been the Senior Vice President and Chief Financial Officer of the Company for the past 13 years and has been employed by the Company for 23 years.

     Robert W. Wisely became Senior Vice President, Marketing of Enterprises in January 1995. Mr. Wisely has been a franchisee of Enterprises since 1990.

     Laurie A. Ball became Vice President, Controller in January 1993, and has been employed by the Company in various positions for more than the seven years.

     Richard C. Celio joined the Company as Vice President, General Counsel in January 1989. Prior to joining the Company, he was an attorney at law and partner of the law firm of Holden, Fergus & Celio for seven years, a firm which provided various legal services, and acted as General Counsel for the Company.

     William R. Espinosa became Vice President, Strategic Planning of the Company in June 1994. Prior to joining the Company, for more than three years, he was Vice President and General Manager of Commonwealth Life Insurance Company, headquartered in Louisville, Kentucky, which is a wholly owned subsidiary of Providian Corporation, a publicly traded financial services corporation. For two years prior, he was controller of Signetics Company, headquartered in Sunnyvale, California, which is a wholly owned subsidiary of Phillips Electronics, a consumer electronics company. For one year prior, he was President and Chief Executive Officer of Triangle Kentucky Fried Chicken, a 39-store quick-service restaurant franchisee, with restaurants located in Ohio and New York state.

ITEM 2. PROPERTIES.

     Most restaurants are freestanding, ranging in size from 2,500 to 4,000 square feet, with a seating capacity of 65 to 115 persons. Some restaurants are located in shopping malls and other in-line facilities. Currently, several building plan types are in use system-wide, depending upon operational needs. Most Carl's Jr. restaurants are constructed with drive-thru facilities.

     A majority of Company-operated sites are leased from others. The following table sets forth the type of real estate interest that the Company had in its sites in operation at January 30, 1995:

                                   TYPE OF INTEREST
        -----------------------------------------------------------------------
        Lease land and building................................................  357
        Lease land only (building owned).......................................    3
        Lease building only (land owned).......................................   20
        Own land and building..................................................   25
                                                                                 ---
                                                                                 405
                                                                                 ===

     The Company subleases certain sites to its franchisees and owns an additional 33 restaurant properties which are leased primarily to franchisees.

     The terms of the Company's leases or subleases generally range between three and 35 years and expire at various dates through fiscal 2026. The expiration of these leases is not expected to have a material impact on the Company's operations in any particular year as the expiration dates are staggered over a number of years and many of the leases contain renewal options.

     Once a potential restaurant site is identified, the Company's real estate personnel either seek to negotiate with the owner to construct a restaurant to the Company's specifications and enter into a long-term lease of the premises, or the site is purchased. Spaces for restaurants in shopping malls and in-line buildings are typically leased and developed to the Company's specifications with the Company owning the leasehold improvements. The Company generally performs the construction management function while utilizing outside general contractors to construct its buildings.

     The following table summarizes the California and Arizona regions in which the Company's Carl's Jr. restaurants and Boston Chicken stores are located:

        Los Angeles and Orange County.........................................   271
        Sacramento............................................................    43
        San Diego.............................................................    43
        Fresno................................................................    25
        Bakersfield...........................................................    10
        San Francisco.........................................................     1
        Tucson, Arizona.......................................................    12
                                                                                 ---
                                                                                 405
                                                                                 ===

     The Company's corporate headquarters and distribution center, located in Anaheim, California, are leased and occupy approximately 78,000 and 102,000 square feet, respectively. The Manteca, California distribution facility has 42,000 square feet and is owned by the Company.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse effect upon the consolidated operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     As of April 25, 1994, shares of the Company's Common Stock were traded on the New York Stock Exchange under the symbol "CKR." Prior to that date, the Company's Common Stock was regularly quoted on the NASDAQ National Market System under the symbol "CARL." At January 30, 1995, there were approximately 2,100 record holders of the Company's Common Stock. The high and low closing prices, during each quarter, for the last two fiscal years were as follows:

                              QUARTER                            1ST       2ND      3RD     4TH
    -----------------------------------------------------------  ----      ----     ---     ----
    Fiscal 1995
      High.....................................................  $ 14      $10 1/2  $9 1/8  $ 8 3/8
      Low......................................................    10 1/8    7 5/8   7 3/4    6 5/8

    Fiscal 1994
      High.....................................................  $  8 7/8 $  8 5/8  $9 5/8  $14 1/4
      Low......................................................     7 3/4    6 3/4   7 3/8    8 7/8

     During fiscal 1994, the Company paid four consecutive quarterly dividends of $.02 per share of Common Stock, for a total of $.08 per share per year. During fiscal 1995 the Company changed its dividend policy to provide for semi-annual payments of dividends, and paid two consecutive dividends of $.04 per share of Common Stock, for a total of $.08 per share.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                     FISCAL YEAR ENDED JANUARY 31,
                                      ------------------------------------------------------------
                                        1995       1994(1)        1993         1992         1991
                                      --------     --------     --------     --------     --------
System-wide sales:
  Company-operated(2)...............  $370,045     $384,859     $417,268     $469,736     $473,379
  Franchised........................   178,428      190,434      184,658      138,664      105,297
  Licensed..........................    22,742       18,780       17,451        9,535        4,082
                                      --------     --------     --------     --------     --------
     Total system-wide sales........  $571,215     $594,073     $619,377     $617,935     $582,758
                                      ========     ========     ========     ========     ========

Revenues(2).........................  $443,747     $463,494     $505,390     $543,908     $531,510
Income (loss) before cumulative
  effect of changes in accounting
  principles........................     1,264        4,433       (3,057)      13,038       13,036
Net income (loss)...................     1,264        3,665       (5,507)      13,038       13,036
Income (loss) per share before
  cumulative effect of changes in
  accounting principles.............       .07          .24         (.17)         .72          .72
Net income (loss) per share.........       .07          .20         (.31)         .72          .72
Cash dividends paid per common
  share(3)..........................       .08          .08          .08          .08          .08
Total assets........................   244,343      242,135      268,924      294,375      305,965
Long-term debt, including capital
  lease obligations.................    69,869       63,300       80,254      102,074      117,137
Stockholders' equity................  $ 88,474     $ 92,076     $ 84,732     $ 89,679     $ 78,818
Ratio of debt to equity(4)..........       0.9x         0.9x         1.3x         1.5x         1.9x
Number of restaurants and stores at
  year end:
  Company-operated..................       405          376          379          414          424
  Franchised........................       246          255          244          196          149
  Licensed..........................        31           17           19           12            5
                                      --------     --------     --------     --------     --------
Total system-wide restaurants and
  stores............................       682          648          642          622          578
                                      ========     ========     ========     ========     ========

- ---------------

(1) Fiscal 1994 includes 53 weeks.

(2) Prior year amounts have been reclassified to conform with the fiscal 1995 presentation.

(3) Prior to fiscal 1995, the Company paid four consecutive quarterly dividends of $.02 per share of Common Stock, for a total of $.08 per share per year. During fiscal 1995, the Company paid two consecutive semi-annual dividends of $.04 per share, for a total of $.08 per share per year.

(4) Debt, as defined in this computation, includes long-term debt, capital lease obligations and their related current portions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and related notes and "Selected Financial Data" included elsewhere in this Form 10-K.

                                    OVERVIEW

     Fiscal 1995 marks the first year of operations for CKE, a Delaware corporation formed to provide overall strategic direction and administrative support to its two wholly owned subsidiaries, Enterprises and Boston Pacific. Enterprises, the predecessor entity of the Company that was a publicly held corporation, is the operator and franchisor of approximately 660 Carl's Jr. restaurants which began conducting its operations in the mid-1950's. Boston Pacific was formed during fiscal 1995 to develop, own and operate up to 300 Boston Chicken stores in designated markets in California under an area development agreement with BCI.

     Consolidated net income for the year, a 52-week reporting period, was $1.3 million, or $.07 per share. Consolidated net income for fiscal 1994, a 53-week reporting period comprised solely of the operations of Enterprises, was $3.7 million, or $.20 per share. Fiscal 1995 operating income on a comparable basis (exclusive of the Boston Pacific operations), amounted to $11.7 million, an increase of $1.2 million, or 11.3%, over fiscal 1994.

     Enterprises' results reflect the Company's current efforts to improve its Carl's Jr. restaurant-level cost structure while developing and implementing new marketing programs, a longer-term objective. Based upon its initial market research, the Company implemented new pricing strategies during fiscal 1995 which offered lower-priced menu items and several combination meals. New menu boards that prominently display a variety of products were also installed, allowing for more effective promotion of these combination meals. In order to increase retail sales, the Company believes these strategies should be supplemented with new marketing programs that rely heavily on in-depth consumer research and are designed to improve consumers' value perceptions by increasing their awareness of the Company's superior quality products. In addition, several new products are planned for fiscal 1996 and a new advertising agency was recently appointed to help execute this new program. Furthermore, an image enhancement program aimed at revitalizing the Company's Carl's Jr. restaurants will be among management's top priorities in the coming year. All of these actions are intended to improve not only the Company's sales and profits but also the sales and profits of the Company's franchisees as well.

     Of the 660 Carl's Jr. restaurants in operation as of January 31, 1995, 383 were Company-operated, 246 were franchised and 31 were licensed, representing a system-wide net increase of 12 restaurants as compared with fiscal 1994. Within the United States, four new Company-operated and four new franchised restaurants opened during fiscal 1995 and a total of eight Company-operated restaurants (seven of which were converted to Boston Chicken stores) and two franchised restaurants were closed. Additionally, 12 franchised restaurants returned to Company ownership and one Company-operated restaurant was franchised. Internationally, there was a net increase of 14 restaurants, which were opened primarily in the Philippines.

     The Company's obligation under the terms of its area development agreement with BCI included opening 20 Boston Chicken stores during fiscal 1995, followed by an additional 40 to 50 stores per year during the next four years, for an aggregate of 200 stores by January 15, 1999. This agreement also contained an option to develop an additional 100 stores under certain conditions. A total of 22 stores were opened by Boston Pacific during fiscal 1995, seven of which were converted Carl's Jr. restaurants. In addition, another five stores were under construction as of January 31, 1995. The first Boston Pacific store commenced operations in July 1994.

     Management will refocus its resources on the Carl's Jr. concept in the coming fiscal year. With the improvements in operating costs achieved during fiscal 1995 and 1994, management is ready to renew its expansion of this concept which had been slowed in recent years while these cost issues were addressed. Plans to remodel existing Company-operated Carl's Jr. restaurants are also underway. This refocus requires significant capital resources and competes with such resources which are required to comply with the development schedule contained in the Company's agreement with BCI. Accordingly, in April 1995, the Company completed a transaction with BCI that resulted in the formation of a new privately owned company, Boston West, that assumed the operations of Boston Pacific and agreed to fulfill the Company's obligation under its area development agreement with BCI. Boston Pacific contributed a majority of its existing Boston Chicken restaurant assets valued at approximately $22 million to this new entity and BCI agreed to lend Boston West, over time, up to $63.8 million. This loan is convertible to equity in Boston West, at BCI's option, at 115% of the original equity price. In addition, this transaction provides for the leasing of approximately $12 million of equipment and real property retained by Boston Pacific to Boston West at current market rates. These terms are subject to final adjustment within the next 60 days. An affiliate of BCI has an option to purchase all the equipment and real property leased to Boston West by Boston Pacific.

     In exchange for its assets, Boston Pacific received preferred and all of the common equity units in Boston West. During the first half of fiscal 1996, additional equity units in Boston West will be sold such that the Company will own less than 20% of the common equity units of Boston West. Until the sale of these interests is complete, the Company will continue to include the results of Boston West's operations in the Company's consolidated financial statements.

     After the sale of its common equity units, the Company's ownership may be increased to up to 35% by an option to co-fund the capital requirements of Boston West up to a maximum of $15 million. This $15 million may be funded, in part, by proceeds of the purchase option in the equipment and real property leases when and if they are exercised. Total capitalization of Boston West is expected to reach more than $100 million. As a result of this Boston West transaction, the Company anticipates availability of the capital resources required to improve and expand the Carl's Jr. concept, while retaining the benefits of participating in a growing national concept, side by side with its originators.

                             RESULTS OF OPERATIONS
REVENUES

     Retail sales, composed primarily of Carl's Jr. sales, fell 3.9% in fiscal 1995 to $370.0 million and 7.8% in fiscal 1994 to $384.9 million due to lower average sales per restaurant and fewer restaurants in operation in both fiscal 1995 and 1994. On a same-store basis, the Company's Carl's Jr. sales, which are calculated using only restaurants open for the full two years being compared, declined 3.8% in fiscal 1995 to $356.0 million, following a 6.5% decrease during fiscal 1994 to $366.2 million from $391.5 million in fiscal 1993. Carl's Jr. restaurant sales were adversely affected in both fiscal 1995 and 1994 by aggressive promotions and price reductions by the Company's principal competitors. Total retail sales for fiscal 1995 also reflect one week's fewer sales than for fiscal 1995 because fiscal 1994 was a 53-week reporting period.

     Revenues from franchised and licensed restaurants in both fiscal 1995 and fiscal 1994 were mainly comprised of sales of food and supplies to franchisees, initial franchise fees, annual franchise royalties and rents and other occupancy-related amounts collected from many of the Company's franchisees. Overall, these revenues decreased 6.3% to $73.7 million in fiscal 1995, following a 4.5% increase to $78.6 million in fiscal 1994. The fiscal 1995 decrease was largely due to declining franchisee sales and lower commodities costs, such as beef, chicken and tomatoes, which costs were passed along to franchisees. The fiscal 1994 increase was due primarily to 21 more franchised restaurants in operation on a weighted-average basis in fiscal 1994 versus fiscal 1993.

     Revenues from other outside parties were eliminated in fiscal 1993 in connection with the Company's strategy to focus on the operating and franchising of Carl's Jr. restaurants, and the resulting elimination of non-essential lines of business such as its manufacturing and outside sales operations.

OPERATING COSTS AND EXPENSES

     Food and packaging costs as a percentage of the Company's retail sales were 30.3%, 30.0% and 30.5% in fiscal years 1995, 1994 and 1993, respectively. The Company's exit from the manufacturing business, which was begun in fiscal 1993 and completed in fiscal 1994, resulted in the lowering of overall food costs.

     As a percentage of the Company's retail sales, payroll and other employee benefits were 30.3%, 30.9% and 34.0% in fiscal years 1995, 1994 and 1993, respectively. Reductions in the direct labor component of payroll and other employee benefits were achieved during the past three years due to cost and productivity efficiencies. These savings were offset in fiscal 1993 by an increase in workers' compensation costs resulting from a study of claims and reserve levels by an independent actuary which led to the Company increasing its workers' compensation reserve by $5.1 million in the fourth quarter of fiscal 1993. In fiscal 1994, the Company initiated safety and other programs, which, coupled with changes in state regulations, have resulted in a drop in the incident rate of 23.7% and 41.2% in its workers' compensation claims during fiscal 1995 and 1994, respectively.

     Occupancy and other operating expenses as a percentage of retail sales were 22.2%, 22.0% and 23.1% in fiscal years 1995, 1994 and 1993, respectively. With fewer restaurants in operation and reductions in repair and maintenance costs, occupancy and other costs have decreased in fiscal 1995 and 1994, more than offsetting selected rent and other increases.

     Overall, the Company's efforts to reduce the restaurant-level cost structure of its Carl's Jr. restaurants, which began in fiscal 1994, have resulted in significant improvements in the gross margins of its retail operations. These margins, as a percentage of retail sales, were 17.2%, 17.1% and 12.5% in fiscal years 1995, 1994 and 1993, respectively. The improvement in fiscal 1995 is particularly noteworthy considering Boston Pacific's start-up nature during its first year of operations and that Carl's Jr. retail sales declined during fiscal 1995.

     Franchised and licensed restaurant costs are closely tied to franchise revenues. These costs decreased 5.0% in fiscal 1995 to $69.9 million, following an 8.8% increase in fiscal 1994 to $73.6 million. The fiscal 1995 decrease was largely due to lower costs which were passed along to franchisees, with little change in the number of franchised restaurants. The fiscal 1994 increase was due primarily to the increase in the number of franchised restaurants. Also contributing to increased costs in both fiscal 1994 and 1993 were increases in occupancy costs associated with the leasing or subleasing of restaurants to franchisees. The margins on sales of food and supplies to franchisees declined over the past three years, particularly in fiscal 1994, as a result of the lowering of prices of food and other products supplied to franchisees. These prices were significantly reduced in fiscal 1993 following the elimination of the Company's manufacturing operations.

     Costs associated with the revenues from other outside parties were eliminated in fiscal 1993 with the termination of this line of business in that year.

     As a percentage of the Company's retail sales, advertising expenses were 5.4%, 5.0% and 4.6% in fiscal 1995, 1994 and 1993, respectively. Advertising expenditures have become increasingly important in the current competitive environment and have therefore grown as a percentage of the Company's retail sales over the past three years.

     Fiscal 1995 general and administrative expenses were reduced by $2.7 million as a result of the reversal of certain previously established lease subsidy reserves in connection with the reacquisition of 12 Carl's Jr. franchised restaurants. Fiscal 1994 general and administrative expenses included a $3.0 million charge related to a binding arbitration judgment and a $1.7 million charge representing the net present value of future retirement benefits granted to the Chairman Emeritus in October 1993. Fiscal 1993 general and administrative expenses included $11.1 million of exit costs due primarily to the Company's strategic initiatives commenced near the end of that year.

     The fiscal 1993 exit costs included $1.9 million of corporate severance and outplacement costs related to the termination of 53 corporate employees (whose termination was approved by the Company's Board of Directors just prior to the end of fiscal 1993); a $2.0 million charge related to the elimination of the Company's manufacturing operations (which included the losses on the disposition of equipment previously used in such operations and severance costs related to the termination of 232 manufacturing employees); $2.3 million of estimated equipment losses and lease subsidies related to the closure of certain underperforming Carl's Jr. restaurants (of which $315,000 remained accrued as of January 31, 1995); and a $4.9 million increase of certain lease subsidies related to the Company's franchised operations in Arizona (the result of the Company reducing its sublease rental income projections associated with these particular restaurants, which are based largely upon the restaurant sales of Enterprises' Arizona franchisees). There have been no material changes to the strategic measures and other exit costs contemplated by this fiscal 1993 charge or the costs associated with these measures.

     Excluding the effects of these nonrecurring charges, general and administrative expenses amounted to $41.5 million, $36.5 million and $36.6 million in fiscal years 1995, 1994 and 1993, respectively, which represented 9.4%, 7.9% and 7.2% of total consolidated revenues in those years. The fiscal 1995 increase was due primarily to start-up costs associated with the Company's Boston Pacific operations (including the costs to convert seven Carl's Jr. restaurants to Boston Chicken stores), the write-off of the former Carl's Jr. menu boards and expenses related to the plan of reorganization and merger completed during fiscal 1995.

INTEREST EXPENSE

     Lower average notes payable balances throughout fiscal 1995 and 1994 resulted in a $1.2 million, or 11.4%, decrease in interest expense in fiscal 1995, following a $3.2 million, or 23.8%, decrease in fiscal 1994. This decrease was offset by increased borrowings under the Company's former revolving line of credit to fund the Boston Pacific expansion.

OTHER INCOME, NET

     Other income, net, decreased 51.2% in fiscal 1995 to $3.0 million and 54.8% in fiscal 1994 to $6.1 million. The fiscal 1995 and 1994 decreases were due largely to decreases in investment income resulting from the redefining of the Company's cash management activities in fiscal 1994.

     Effective as of the beginning of fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Investments in Certain Debt and Equity Securities." As a result of adopting this new standard, net unrealized gains (losses) on the Company's marketable securities portfolio, which is comprised of securities that are considered available-for-sale, are included in stockholders' equity while such unrealized gains (losses) a year ago were included in other income, net. The adoption of this new standard was not material to the Company's consolidated financial statements.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

     Effective as of the beginning of fiscal 1994, the Company recognized a $768,000 cumulative effect charge, net of a $512,000 tax benefit, related to a change in the method used to discount the Company's estimated workers' compensation liability, which is described further in Note 9. Effective as of the beginning of fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this change in accounting principle resulted in a $2.4 million charge to operations, which is described further in Note 16.

                              FINANCIAL CONDITION
OVERVIEW

     The Company's current ratio was .8 and 1.0 as of January 31, 1995 and 1994, respectively. The fiscal 1995 current ratio was materially impacted by the Company's Boston Pacific operations, which resulted in decreased cash and increased borrowings under the Company's former revolving line of credit to develop this new concept.

     As of January 31, 1995, total cash available to the Company was $18.2 million, which included $3.1 million of idle cash invested in marketable securities. These securities consisted primarily of holdings in investment-grade preferred stock and debt securities in accordance with the Company's investment policy which is designed to maintain a diversified, highly liquid portfolio with minimal interest-rate risk.

     The State of California requires the Company to secure its potential self-insured workers' compensation claims each year by providing a prescribed amount, either through one or more standby letters of credit or an equivalent amount of cash or investment securities. As of January 31, 1994, other current assets included $6.8 million of investment securities which were held in trust by the State as of that date to secure a like amount of such claims for which the Company had not provided security in the form of cash or a standby letter of credit. In March 1994, the Company negotiated with its bank to increase its existing standby letter of credit to cover the entire $12.1 million State security requirement for that year. In turn, the State returned the $6.8 million of securities to the Company, which added to the Company's liquid assets during fiscal 1995. The upcoming annual security requirement, which begins May 1, 1995, was lowered to $8.5 million due to an improvement in the Company's claims experience.

     As of January 31, 1995, advances totaling $18.8 million were drawn against the Company's former revolving line of credit, primarily to fund the Company's Boston Chicken franchise operations. Following the formation of Boston West in April 1995, the Company's loan agreement with its bank was amended such that these borrowings were converted to a term loan, payable in quarterly installments through September 1998. A new $15 million unsecured revolving credit line that expires in June 1996 was also established for use in the Company's ongoing Carl's Jr. operations, as was a $12.4 million letter of credit facility. Two letters of credit are outstanding under this facility, one for $8.5 million issued in April 1995 and a second for $3.9 million issued in September 1994. The $8.5 million letter of credit secures the Company's potential workers' compensation claims discussed above and expires in June 1996. The $3.9 million letter of credit secures the Industrial Revenue Bonds issued in connection with the construction of the Company's Northern California distribution facility and expires in 1997. As of January 31, 1995, the Company was not in compliance with certain of the covenants governing its previous loan agreement, largely due to the operating losses sustained by Boston Pacific. A waiver of the requirements of these covenants was received and more favorable covenants were negotiated in their place that will apply to future measurement periods.

     Repayment of all other long-term debt totaled $14.8 million in fiscal 1995, which resulted in the payment in full of three separate notes payable and brought the balance of long-term debt to $35.3 million as of January 31, 1995, of which $8.2 million is scheduled to be repaid in fiscal 1996.

     The Company filed a shelf registration statement covering up to $75 million of debt, convertible debt or preferred stock with the Securities and Exchange Commission in March 1994. Because pricing levels and terms of these types of investments were below Company expectations following the filing of this statement, management decided not to proceed with any such offerings in fiscal 1995.

     In June 1994, a plan of reorganization and merger was approved by the shareholders of Enterprises whereby Enterprises and Boston Pacific became wholly owned subsidiaries of the Company and the shareholders of Enterprises became stockholders of the Company. The Company's securities also began trading on the New York Stock Exchange during fiscal 1995.

     In July 1994, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. A total of 590,000 shares of stock were repurchased during fiscal 1995, which included the purchase of 62,500 shares from the Chairman Emeritus at the then market price of $9.13 per share. The balance of these shares were purchased in a series of open market transactions, at an average price of approximately $8 a share, for an aggregate purchase price of $4.0 million. All of the shares purchased are being held as treasury stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity during fiscal 1995 were its liquid assets, cash flows from operations and borrowings drawn against its former revolving line of credit. With the formation of the new Boston West entity, the requirement that the Company be the exclusive source of capital for Boston West will be eliminated and future capital needs will arise, principally, for the construction of new Carl's Jr. restaurants, the remodeling of its existing restaurants, the payment of lease obligations, the repayment of debt and the possible exercise of the option to increase its existing equity interest in Boston West by $15 million.

     Cash and cash equivalents decreased $1.9 million to $15.2 million in fiscal 1995. Total cash provided by the Company's consolidated operations decreased $6.3 million in fiscal 1995 to $21.4 million largely due to the development of, and other start-up costs associated with, the Company's Boston Pacific operations. Total cash provided by the Company's Carl's Jr. operating activities during fiscal 1995, exclusive of these amounts, was comparable to the amount provided by its fiscal 1994 operating activities. Consolidated investing activities required the use of a net $27.0 million in fiscal 1995, largely due to purchases of property and equipment totaling $40.0 million. These purchases were offset by the liquidation of $16.0 million of the Company's marketable securities portfolio. Consolidated financing activities provided the Company with $3.6 million in fiscal 1995, the result of a $10.2 million increase in the bank overdraft and $18.8 million of net advances under the Company's former revolving credit line, offset by payments of long-term debt and capital leases totaling

$17.6 million, $4.6 million of treasury stock purchases and a $3.1 million decrease in other long-term liabilities.

     Cash provided by operating activities in fiscal 1994 increased $3.5 million largely attributable to better operating results in that year. Cash provided by investing activities increased $5.7 million due mainly to the liquidation of a net $14.8 million more marketable securities than fiscal 1993, offset by $4.5 million in higher purchases of property and equipment and a $4.2 million reduction in sale/leaseback proceeds due to the de-emphasis of this means of financing during fiscal 1994. Cash used in financing activities increased $4.2 million due primarily to the repayment of the Company's $18.1 million revolving credit line in that year, offset by an $11.9 million decrease in other debt payments, including obligations secured by marketable securities and long-term investments, long-term debt and capital lease obligations. In addition, stock option exercises yielded an additional $3.4 million of proceeds in fiscal 1994 as compared with fiscal 1993.

     New Carl's Jr. restaurant openings were slowed in fiscal 1995 and fiscal 1994 while management focused on improving the operating profits of its existing restaurants and, during fiscal 1995, developing Boston Chicken stores. Major remodeling activities were similarly deferred. With the cost reductions achieved for the Company's Carl's Jr. restaurants, and elimination of the future capital requirements associated with the Boston Pacific operations, the Company intends to increase these remodeling activities in the coming fiscal year. A total of 14 new restaurants are scheduled to open in fiscal 1996 and as many as 60 existing restaurants will be remodeled under the Company's image enhancement program.

     The Company believes that cash generated from its operations, along with the cash and marketable securities on hand as of January 31, 1995, and a combination of proceeds from its new revolving credit line and borrowings from other banks or financial institutions will provide the Company the funds necessary to meet all of its obligations, including the payment of maturing indebtedness and the further development of its Carl's Jr. operations.

IMPACT OF INFLATION

     Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company's operations. High interest rates can negatively affect lease payments for new restaurants, as well. Historically, the Company has been able to pass any associated higher costs due to these inflationary factors along to its customers because those factors have impacted nearly all restaurant companies. During fiscal 1995, however, management emphasized cost controls rather than price increases, given the competitive pressures within the quick-service industry and the recessionary environment in the Company's core markets.

NEW ACCOUNTING PRONOUNCEMENTS

     During the coming fiscal year, the Company is required to adopt two new accounting standards, Statement of Financial Accounting Standards No.114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), and Statement of Financial Accounting Standards No.118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" ("SFAS 118"). SFAS 114 requires that certain impaired loans be valued at the present value of expected future cash flows and SFAS 118, which amends SFAS 114 and is to be reflected prospectively, addresses loans that are restructured in a troubled debt restructuring. Adoption of both of these pronouncements is not expected to have a material effect on the consolidated results of operations or financial condition of the Company.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement requires the assessment of certain long-lived assets, including many intangible assets, for possible impairment when events or circumstances indicate the carrying amounts of these assets may not be recoverable. The Company must adopt this new pronouncement by fiscal 1997 and, upon adoption, any impairment losses recognized for assets to be held and used must be recorded in continuing operations while such losses attributable to assets to be disposed of must be reported as a cumulative effect of a change in accounting principle. The Company has not yet completed all of the analysis required to estimate the impact of this new Statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing in the "Information Concerning Nominees" section of the Company's Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 1995, to be filed with the Commission within 120 days of January 30, 1995, is hereby incorporated by reference. Information concerning the current executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information appearing in the "Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Fiscal 1995 and Fiscal 1995 Year-End Option Values," "Employment Agreements," "Incentive Compensation Plan," "Transactions with Officers and Directors," "Key Employee Stock Option Plan," "1993 Employee Stock Incentive Plan," "1994 Stock Incentive Plan" and "1994 Employee Stock Purchase Plan" sections of the Company's Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 1995, to be filed with the Commission within 120 days of January 30, 1995, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information appearing in the "Ownership of the Company's Securities" section of the Company's Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 1995, to be filed with the Commission within 120 days of January 30, 1995, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing in the "Transactions with Officers and Directors" section of the Company's Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held in 1995, to be filed with the Commission within 120 days of January 30, 1995, is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
           Independent Auditors' Report.............................................    F-1
           Consolidated Balance Sheets -- as of January 31, 1995 and 1994...........    F-2
           Consolidated Statements of Operations -- for the years ended January 31,
             1995, 1994 and 1993....................................................    F-3
           Consolidated Statements of Stockholders' Equity -- for the years ended
             January 31, 1995, 1994 and 1993........................................    F-4
           Consolidated Statements of Cash Flows -- for the years ended January 31,
             1995, 1994 and 1993....................................................    F-5
           Notes to Consolidated Financial Statements...............................    F-6

     (A)(2) INDEX TO FINANCIAL STATEMENTS SCHEDULES:

          All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes hereto.

     (A)(3) EXHIBITS:

          An "Exhibit Index" has been filed as a part of this Form 10-K beginning on page E-1 hereof and is incorporated herein by reference.

     (B)    CURRENT REPORTS ON FORM 8-K:

          No reports on Form 8-K were filed during the quarter ended January 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CKE RESTAURANTS, INC.

                                          By:    /s/  WILLIAM P. FOLEY II
                                                 -------------------------
                                                      William P. Foley II
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                          Date: April 28, 1995

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                 TITLE                    DATE
- -----------------------------------------------  ------------------------------  ---------------

           /s/  WILLIAM P. FOLEY II                Chairman of the Board and      April 28, 1995
                -------------------                 Chief Executive Officer
                William P. Foley II              (Principal Executive Officer)

           /s/  LOREN C. PANNIER                     Senior Vice President,       April 28, 1995
                -------------------                 Chief Financial Officer
                Loren C. Pannier                 (Principal Financial Officer)

           /s/  LAURIE A. BALL                     Vice President, Controller     April 28, 1995
                -------------------              (Principal Accounting Officer)

          /s/   PETER CHURM                                 Director              April 28, 1995
                -------------------
                Peter Churm

          /s/   CARL L. KARCHER                             Director              April 28, 1995
                -------------------
                Carl L. Karcher

          /s/   CARL N. KARCHER                             Director              April 28, 1995
                -------------------
                Carl N. Karcher

          /s/   DANIEL D. (RON) LANE               Vice Chairman of the Board     April 28, 1995
                --------------------
                Daniel D. (Ron) Lane

          /s/   ELIZABETH A. SANDERS                        Director              April 28, 1995
                --------------------
                Elizabeth A. Sanders

          /s/   FRANK P. WILLEY                             Director              April 28, 1995
                --------------------
                Frank P. Willey

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CKE Restaurants, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of CKE Restaurants, Inc. and its subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and its subsidiaries as of January 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 9 to the consolidated financial statements, the Company changed the method used to discount its workers' compensation reserve in fiscal 1994.

     As discussed in Notes 1 and 16 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal 1993.

                                          KPMG Peat Marwick LLP

Orange County, California
April 18, 1995, except as to the first and second paragraphs of Note 8, which are as of April 28, 1995.

                             CKE RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              JANUARY 31
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Current assets:
  Cash and cash equivalents............................................  $ 15,156     $ 17,075
  Marketable securities................................................     3,088        9,064
  Accounts receivable..................................................    12,411        8,521
  Related party receivables............................................     1,509        1,610
  Inventories..........................................................     5,950        7,485
  Deferred income taxes, net...........................................    12,254       15,310
  Other current assets.................................................     6,438       10,339
                                                                         --------     --------
          Total current assets.........................................    56,806       69,404
Property and equipment, net............................................   133,248      113,212
Property under capital leases, net.....................................    30,515       33,608
Notes receivable.......................................................    13,139       15,284
Related party notes receivable.........................................     2,109        2,863
Other assets...........................................................     8,526        7,764
                                                                         --------     --------
                                                                         $244,343     $242,135
                                                                         ========     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt....................................  $  8,168     $ 13,207
  Current portion of capital lease obligations.........................     3,581        3,354
  Accounts payable.....................................................    29,736       13,161
  Other current liabilities............................................    30,065       36,831
                                                                         --------     --------
          Total current liabilities....................................    71,550       66,553
                                                                         --------     --------
Long-term debt.........................................................    27,178       17,414
Capital lease obligations..............................................    42,691       45,886
Other long-term liabilities............................................    14,450       20,206
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000 shares; none
     issued or outstanding.............................................        --           --
  Common stock, $.01 par value; authorized 50,000,000 shares; issued
     and outstanding 18,845,138 shares and 18,676,587 shares...........       188          186
  Additional paid-in capital...........................................    35,119       33,742
  Retained earnings....................................................    57,725       58,148
  Treasury stock, at cost; 590,000 shares..............................    (4,558)          --
                                                                         --------     --------
          Total stockholders' equity...................................    88,474       92,076
                                                                         --------     --------
                                                                         $244,343     $242,135
                                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                             CKE RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FISCAL YEAR ENDED JANUARY 31
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                             IN THOUSANDS EXCEPT PER SHARE DATA
Revenues:
  Retail sales.............................................  $370,045     $384,859     $417,268
  Franchised and licensed restaurants......................    73,702       78,635       75,262
  Other outside parties....................................        --           --       12,860
                                                             --------     --------     --------
          Total revenues...................................   443,747      463,494      505,390
                                                             --------     --------     --------
Operating costs and expenses:
  Retail operations:
     Food and packaging....................................   111,985      115,444      127,148
     Payroll and other employee benefits...................   112,177      118,774      141,870
     Occupancy and other operating expenses................    82,172       84,890       96,409
                                                             --------     --------     --------
                                                              306,334      319,108      365,427
  Franchised and licensed restaurants......................    69,871       73,552       67,590
  Other outside parties....................................        --           --       12,690
  Advertising expenses.....................................    20,148       19,104       19,200
  General and administrative expenses......................    38,792       41,222       47,749
                                                             --------     --------     --------
          Total operating costs and expenses...............   435,145      452,986      512,656
                                                             --------     --------     --------
Operating income (loss)....................................     8,602       10,508       (7,266)
Interest expense...........................................    (9,202)     (10,387)     (13,630)
Other income, net..........................................     2,998        6,148       13,592
                                                             --------     --------     --------
Income (loss) before income taxes and cumulative effect of
  changes in accounting principles.........................     2,398        6,269       (7,304)
Income tax expense (benefit)...............................     1,134        1,836       (4,247)
                                                             --------     --------     --------
Income (loss) before cumulative effect of changes in
  accounting principles....................................     1,264        4,433       (3,057)
Cumulative effect of changes in accounting principles (net
  of income tax benefit of $512 in 1994)...................        --         (768)      (2,450)
                                                             --------     --------     --------
Net income (loss)..........................................  $  1,264     $  3,665     $ (5,507)
                                                             ========     ========     ========
Net income (loss) per common share:
  Income (loss) before cumulative effect of changes in
     accounting principles.................................  $    .07     $    .24     $   (.17)
  Cumulative effect of changes in accounting principles....        --         (.04)        (.14)
                                                             --------     --------     --------
          Net income (loss)................................  $    .07     $    .20     $   (.31)
                                                             ========     ========     ========
Weighted average shares outstanding........................    18,717       18,567       18,034
                                                             ========     ========     ========

          See accompanying notes to consolidated financial statements.

                             CKE RESTAURANTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK
                                       ------------------   ADDITIONAL                             TOTAL
                                       NUMBER OF             PAID-IN     RETAINED   TREASURY   STOCKHOLDERS'
                                        SHARES     AMOUNT    CAPITAL     EARNINGS    STOCK        EQUITY
                                       ---------   ------   ----------   --------   --------   -------------
                                                        IN THOUSANDS EXCEPT PER SHARE DATA
BALANCE AT JANUARY 31, 1992..........    17,918     $179     $ 26,609    $ 62,891         --      $89,679
  Cash dividends ($.08 per share)....        --       --           --      (1,445)        --       (1,445)
  Exercise of stock options..........       173        2        1,006          --         --        1,008
  Tax benefit associated with
     exercise of stock options.......        --       --          154          --         --          154
  Remeasurement of stock options.....        --       --          843          --         --          843
  Net income.........................        --       --           --      (5,507)        --       (5,507)
                                       ---------   ------   ----------   --------   --------   -------------
BALANCE AT JANUARY 31, 1993..........    18,091      181       28,612      55,939         --       84,732
  Cash dividends ($.08 per share)....        --       --           --      (1,456)        --       (1,456)
  Exercise of stock options..........       646        6        4,351          --         --        4,357
  Tax benefit associated with
     exercise of stock options.......        --       --        1,191          --         --        1,191
  Remeasurement of stock options.....        --       --            9          --         --            9
  Repurchase and retirement of
     shares..........................       (60)      (1)        (421)         --         --         (422)
  Net income.........................        --       --           --       3,665         --        3,665
                                       ---------   ------   ----------   --------   --------   -------------
BALANCE AT JANUARY 31, 1994..........    18,677      186       33,742      58,148         --       92,076
  Cash dividends ($.08 per share)....        --       --           --      (1,499)        --       (1,499)
  Exercise of stock options..........       168        2        1,097          --         --        1,099
  Tax benefit associated with
     exercise of stock options.......        --       --          280          --         --          280
  Purchase of treasury shares........        --       --           --          --   $ (4,558)      (4,558)
  Net unrealized loss on investment
     securities......................        --       --           --        (188)        --         (188)
  Net income.........................        --       --           --       1,264         --        1,264
                                       ---------   ------   ----------   --------   --------   -------------
BALANCE AT JANUARY 31, 1995..........    18,845     $188     $ 35,119    $ 57,725   $ (4,558)     $88,474
                                       ========    ======     =======     =======    =======   ==========

          See accompanying notes to consolidated financial statements.

                             CKE RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FISCAL YEAR ENDED JANUARY 31
                                                                                  ----------------------------------
                                                                                    1995         1994         1993
                                                                                  --------     --------     --------
                                                                                             IN THOUSANDS
Net cash flows from operating activities:
  Net income (loss).............................................................  $  1,264     $  3,665     $ (5,507)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Noncash franchise (revenue) expense.........................................       170         (151)        (488)
    Depreciation and amortization...............................................    22,755       22,842       25,161
    Exit costs..................................................................        --           --       11,124
    Arbitration judgment........................................................        --        3,000           --
    (Gain) loss on sale of property and equipment and capital leases............     2,118          613         (451)
    Reversal of certain lease subsidy reserves..................................    (2,680)          --           --
    Write-off of accounts and notes receivable..................................        --          406           --
    Write-down of marketable securities.........................................        --          213          452
    Net noncash investment income...............................................       (25)         (63)        (328)
    Deferred income taxes.......................................................     3,434       (1,675)      (8,226)
    Post-employment benefits....................................................        --        1,668           --
    Cumulative effect of changes in accounting principles.......................        --          768        2,450
    Net change in marketable securities reserve.................................        --         (479)         651
    Net change in receivables, inventories and other current assets.............    (4,329)       4,257        1,498
    Net change in other assets..................................................    (1,119)      (2,699)         160
    Net change in accounts payable and other current liabilities................      (133)      (4,617)      (2,285)
                                                                                  --------     --------     --------
         Net cash provided by operating activities..............................    21,455       27,748       24,211
                                                                                  --------     --------     --------
Cash flows from investing activities:
  Construction of restaurant property to be reimbursed or sold and leased
    back........................................................................        --           --       (9,422)
  Sale of or reimbursement on restaurant property to be sold and leased back....        --          487       14,086
  Purchases of:
    Marketable securities.......................................................    (3,549)     (12,722)     (42,426)
    Property and equipment......................................................   (40,010)     (13,865)      (9,329)
    Long-term investments.......................................................        --           --       (3,054)
  Proceeds from sale of:
    Marketable securities.......................................................    15,994       30,177       46,831
    Property and equipment......................................................       110          490        2,121
    Long-term investments.......................................................        --           --        1,352
  Collections on leases receivable..............................................       148          129          102
  Increases in notes receivable and related party notes receivable..............    (1,985)          --           --
  Collections on notes receivable and related party notes receivable............     2,293        4,824        3,562
                                                                                  --------     --------     --------
         Net cash provided by (used in) investing activities....................   (26,999)       9,520        3,823
                                                                                  --------     --------     --------
Cash flows from financing activities:
  Net change in bank overdraft..................................................    10,203          170        2,109
  Net change in obligations secured by marketable securities and long-term
    investments.................................................................        --       (2,422)      (6,197)
  Short-term borrowings.........................................................    32,806       15,150      123,017
  Repayments of short-term debt.................................................   (13,981)     (33,250)    (123,917)
  Long-term borrowings..........................................................        --           --          755
  Repayments of long-term debt..................................................   (14,771)     (11,488)     (19,890)
  Repayments of capital lease obligations.......................................    (2,878)      (2,650)      (2,365)
  Net change in other long-term liabilities.....................................    (3,076)        (887)        (682)
  Repurchase and retirement of common stock.....................................        --         (422)          --
  Purchase of treasury stock....................................................    (4,558)          --           --
  Payment of dividends..........................................................    (1,499)      (1,456)      (1,445)
  Exercise of stock options.....................................................     1,099        4,366        1,008
  Tax benefit associated with the exercise of stock options.....................       280        1,191          154
                                                                                  --------     --------     --------
         Net cash provided by (used in) financing activities....................     3,625      (31,698)     (27,453)
                                                                                  --------     --------     --------
             Net increase (decrease) in cash and cash equivalents...............  $ (1,919)    $  5,570     $    581
                                                                                  =========    =========    =========

          See accompanying notes to consolidated financial statements.

                             CKE RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

  Basis of Presentation and Fiscal Year

     In June 1994, a plan of reorganization and merger (the "Merger") was approved by the shareholders of Carl Karcher Enterprises, Inc. ("Enterprises"), whereby Enterprises, the predecessor entity of the Company that was a publicly held corporation, and Boston Pacific, Inc. ("Boston Pacific") became wholly owned subsidiaries of CKE Restaurants, Inc. ("CKE" and collectively with its subsidiaries, the "Company"), a Delaware corporation organized during fiscal 1995. Since Boston Pacific began its start-up operations in February 1994 and the Company did not commence its operations until June 1994, the accompanying consolidated financial statements for fiscal 1994 and earlier were comprised solely of the results of operations and financial condition of Enterprises.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated. The Company's fiscal year is 52 or 53 weeks, ending the last Monday in January each year. Fiscal years 1995 and 1993 each included 52 weeks of operations and fiscal year 1994 included 53 weeks of operations. For clarity of presentation, the Company has described all periods presented as if the fiscal year ended January 31.

  Cash Equivalents

     The Company considers short-term investments which have an original maturity of three months or less to be cash equivalents for purposes of reporting cash flows.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  Deferred Pre-opening Costs

     Deferred pre-opening costs consist of the direct and incremental costs associated with the opening of restaurants or stores and are deferred and amortized over the first year they are in operation. Such costs include uniforms and promotional costs related to the grand opening of each new location. Additionally, these costs include initial food, beverage, supply and direct labor costs associated with the testing of all equipment and recipes, and the simulation of other operational procedures shortly before a restaurant or store opens.

     Deferred pre-opening costs also include, if significant, the cost of required training classes for new managers, assistant managers and regional managers; airfare and lodging related to this training; and the salaries of these individuals during their training classes. Such costs, including training, were not significant prior to fiscal 1995. Since there is not an existing employee base from which to hire Boston Pacific store management and the training related to the opening of Boston Pacific stores is conducted outside of California, these costs were more significant in fiscal 1995.

  Investment in Joint Venture

     In fiscal 1994, the Company entered into a joint venture agreement with a Mexican company to operate a Carl's Jr. restaurant in Baja California. The Company owns a 50% interest in this joint venture, which is accounted for by the equity method and is not considered material to the Company's consolidated financial statements.

                             CKE RESTAURANTS, INC.

  Advertising

     Production costs of commercials and programming are charged to operations in the fiscal year first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the fiscal year incurred.

  Income Taxes

     The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective as of the beginning of fiscal 1993. Under this method, income tax assets and liabilities are recognized using enacted tax rates for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A change in tax rates is recognized in income in the period that includes the enactment date.

  Earnings (Loss) per Share

     Earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the year, after consideration of the dilutive effect of outstanding stock options. The outstanding stock options were not included in the per share computations for fiscal 1993 as the effect would have been antidilutive. For all years presented, primary earnings per share approximate fully diluted earnings per share.

  Reclassifications

     Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 1995 presentation.

NOTE 2 -- BOSTON CHICKEN FRANCHISE OPERATIONS

     In January 1994, the Company acquired the rights to develop, own and operate up to 300 Boston Chicken stores throughout designated markets in California from Boston Chicken, Inc. ("BCI"). In consideration for these rights, the Company paid a total of $2,000,000, which consisted of a $1,000,000 initial development fee and a $1,000,000 deposit towards the future franchise fees due BCI ($35,000 per store payable upon the opening of each new Boston Chicken store) over the five-year term of this agreement. The unamortized balances of both of these amounts were included in other assets in the accompanying consolidated balance sheets.

     The Company's obligation under the terms of this agreement included opening 20 Boston Chicken stores during fiscal 1995, followed by an additional 40 to 50 stores per year during the next four years, for an aggregate of 200 stores by January 15, 1999. This agreement also contained an option to develop an additional 100 stores under certain conditions. Boston Pacific was formed during fiscal 1995 to conduct the Company's Boston Chicken franchise operations and the results of these operations were included in the accompanying consolidated financial statements. A total of 22 stores were opened by Boston Pacific during fiscal 1995, seven of which were converted Carl's Jr. restaurants. In addition, another five stores were under construction as of January 31, 1995. The Company's first Boston Chicken store commenced operations in July 1994.

     In April 1995, the Company completed a transaction with BCI that resulted in the formation of a new privately owned company, Boston West, L.L.C. ("Boston West"), that assumed the operations of Boston Pacific and agreed to fulfill the Company's obligation under its area development agreement with BCI. Boston Pacific contributed a majority of its existing Boston Chicken restaurant assets valued at approximately $22 million to this new entity and BCI agreed to lend Boston West, over time, up to $63.8 million. This loan is

                             CKE RESTAURANTS, INC.

convertible to equity in Boston West, at BCI's option, at 115% of the original equity price. In addition, this transaction provides for the leasing of approximately $12 million of equipment and real property retained by Boston Pacific to Boston West at current market rates. These terms are subject to final adjustment within the next 60 days. An affiliate of BCI has an option to purchase all the equipment and real property leased to Boston West by Boston Pacific.

     In exchange for its assets, Boston Pacific received preferred and all of the common equity units in Boston West. During the first half of fiscal 1996, additional equity units in Boston West will be sold such that the Company will own less than 20% of the common equity units of Boston West. Until the sale of these interests is complete, the Company will continue to include the results of Boston West's operations in the Company's consolidated financial statements.

     After the sale of its common equity units, the Company's ownership may be increased to up to 35% by an option to co-fund the capital requirements of Boston West up to a maximum of $15 million. This $15 million may be funded, in part, by proceeds of the purchase option in the equipment and real property leases when and if they are exercised. Total capitalization of Boston West is expected to reach more than $100 million.

NOTE 3 -- MARKETABLE SECURITIES

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of February 1, 1994, which did not have a material effect on the Company's consolidated financial statements. The consolidated balance sheet at January 31, 1994 was not restated to give effect to the adoption of this statement.

     At January 31, 1995, marketable securities are categorized as available-for-sale, and as a result, are stated at fair value. Unrealized holding gains and losses are included as a component of stockholders' equity until realized. At January 31, 1994, marketable securities were stated at the lower of aggregate cost or fair value. Fair values are based on quoted market prices where available. For marketable securities not actively traded, fair values are estimated using values obtained from independent sources.

     Marketable securities consist primarily of holdings in investment-grade preferred stock and debt securities in a variety of industries. During fiscal 1994, as part of its strategic program, the Company began liquidating a significant portion of its marketable securities. The fair value and cost of marketable securities, classified as current assets, were as follows:

                                                            1995                  1994
                                                      -----------------     -----------------
                                                       FAIR                  FAIR
                  DOLLARS IN THOUSANDS                VALUE       COST      VALUE       COST
                                                      ------     ------     ------     ------
    Adjustable rate preferred stock.................  $  503     $  536     $  720     $  583
    Fixed rate preferred stock......................   1,510      1,921      3,093      2,937
    Debt securities.................................     763        763      2,855      2,635
    Mutual funds and common stock...................     312        372      2,815      2,909
                                                      ------     ------     ------     ------
                                                      $3,088     $3,592     $9,483     $9,064
                                                      ======     ======     ======     ======

     Gross unrealized holding gains and unrealized holding losses as of January 31, 1995 were $41,000 and $(545,000), respectively, and, as of January 31, 1994, were $480,000 and $(61,000), respectively.

     Dividend income is recorded on the ex-dividend date and interest income is recorded as earned. Securities transactions are accounted for on the trade date, or the date the order to buy or sell is executed. Realized gains and losses from securities transactions are determined on a specific identification basis.

                             CKE RESTAURANTS, INC.

NOTE 4 -- ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS

     Details of accounts receivable and other current assets were as follows:

                          DOLLARS IN THOUSANDS                      1995        1994
                                                                   -------     -------
        Accounts receivable:
          Trade receivables......................................  $ 3,961     $ 4,545
          Income tax receivable..................................    5,171       2,261
          Notes receivable, current..............................    3,062       1,512
          Other..................................................      217         203
                                                                   -------     -------
                                                                   $12,411     $ 8,521
                                                                   =======     =======
        Other current assets:
          Cash held in trust.....................................       --     $ 6,776
          Prepaid expenses and other.............................  $ 6,438       3,563
                                                                   -------     -------
                                                                   $ 6,438     $10,339
                                                                   =======     =======

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost less accumulated depreciation and amortization, and was comprised of the following:

                                                    ESTIMATED
                                                      USEFUL
                   DOLLARS IN THOUSANDS                LIFE          1995         1994
                                                    ----------     --------     --------
        Land......................................                 $ 25,621     $ 19,804
        Leasehold improvements....................  4-25 years       92,421       81,875
        Buildings and improvements................  7-35 years       35,064       27,082
        Equipment, furniture and fixtures.........  3-10 years      124,735      116,299
                                                                   --------     --------
                                                                    277,841      245,060
        Less: Accumulated depreciation and
          amortization............................                  144,593      131,848
                                                                   --------     --------
                                                                   $133,248     $113,212
                                                                   ========     ========

     Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Buildings and improvements and equipment, furniture and fixtures are depreciated on a straight-line basis over the estimated useful lives of these assets.

     Provision is made for an impairment loss if the Company determines that the carrying amount of a particular real estate asset may not be recoverable. Management evaluates current and anticipated market conditions of the respective properties to determine if an impairment loss has occurred. Such losses are recognized to the extent the carrying value of these assets exceeds the total estimated undiscounted cash flows expected to be generated over the assets' estimated life.

NOTE 6 -- LEASES

     The Company occupies land and buildings under terms of numerous lease agreements expiring on various dates through 2026. Many of these leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of sales in excess of specified levels, are often stipulated. Most of these leases obligate the Company to pay costs of maintenance, insurance and property taxes.

                             CKE RESTAURANTS, INC.

     Property under capital leases was comprised of the following:

                          DOLLARS IN THOUSANDS                      1995        1994
                                                                   -------     -------
        Buildings................................................  $65,017     $66,587
        Less: Accumulated amortization...........................   34,502      32,979
                                                                   -------     -------
                                                                   $30,515     $33,608
                                                                   =======     =======

     Amortization is calculated on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 31, 1995 were as follows:

                          DOLLARS IN THOUSANDS                    CAPITAL     OPERATING
                                                                  -------     ---------
        Fiscal Year
        1996....................................................  $ 8,615     $  30,072
        1997....................................................    8,419        29,226
        1998....................................................    8,096        28,272
        1999....................................................    7,805        27,442
        2000....................................................    7,325        25,930
        Thereafter..............................................   47,493       220,753
                                                                  -------     ---------
        Total minimum lease payments............................   87,753     $ 361,695
                                                                               ========
        Less: Amount representing interest......................   41,481
                                                                  -------
        Present value of minimum lease payments.................   46,272
        Less: Current portion...................................    3,581
                                                                  -------
        Capital lease obligations, excluding current portion....  $42,691
                                                                  =======

     Total minimum lease payments have not been reduced by minimum sublease rentals of $44,658,000 due in the future under certain operating subleases.

     The Company has leased and subleased land and buildings to others, primarily as a result of the franchising of certain restaurants. Many of these leases provide for fixed payments with contingent rent when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Lessees generally bear the cost of maintenance, insurance and property taxes. Components of the net investment in leases receivable, included in other assets, were as follows:

                           DOLLARS IN THOUSANDS                       1995      1994
                                                                     -------   -------
        Net minimum lease payments receivable......................  $10,690   $11,497
        Less: Unearned income......................................    5,774     6,433
                                                                     -------   -------
        Net investment.............................................  $ 4,916   $ 5,064
                                                                     =======   =======

                             CKE RESTAURANTS, INC.

     Minimum future rentals to be received as of January 31, 1995 were as follows:

                                                                   CAPITAL      OPERATING
                                                                  LEASES OR      LESSOR
        DOLLARS IN THOUSANDS                                      SUBLEASES      LEASES
                                                                  ---------     ---------
        Fiscal Year:
          1996..................................................   $   803       $   244
          1997..................................................       803           244
          1998..................................................       804           244
          1999..................................................       809           246
          2000..................................................       808           246
          Thereafter............................................     6,663         1,975
                                                                  ---------     ---------
          Total minimum future rentals..........................   $10,690       $ 3,199
                                                                   =======       =======

     Total minimum future rentals do not include contingent rentals which may be received under certain leases.

     The Company's investment in land under operating leases at January 31, 1995 and 1994 was $1,804,000.

     Aggregate rents under noncancelable operating leases during fiscal 1995, 1994 and 1993 were as follows:

        DOLLARS IN THOUSANDS                             1995        1994        1993
                                                        -------     -------     -------
        Minimum rentals...............................  $29,173     $28,989     $28,139
        Contingent rentals............................    1,459       1,583       2,323
        Less: Sublease rentals........................    5,029       4,812       4,688
                                                        -------     -------     -------
                                                        $25,603     $25,760     $25,774
                                                        =======     =======     =======

NOTE 7 -- OTHER CURRENT LIABILITIES

     Other current liabilities were comprised of the following:

        DOLLARS IN THOUSANDS                                        1995        1994
                                                                   -------     -------
        Salaries, wages and other benefits.......................  $ 7,732     $ 7,754
        Self-insured workers' compensation reserve (see Note
          9).....................................................    7,650       7,650
        Other self-insurance reserves............................    1,323       2,638
        Arbitration judgment and other litigation................       --       3,554
        Other accrued liabilities................................   13,360      15,235
                                                                   -------     -------
                                                                   $30,065     $36,831
                                                                   =======     =======

     In March 1994, the Company was found liable for breach of contract involving an investor group which had been negotiating for the purchase of several existing Carl's Jr. restaurants. The $3,000,000 binding arbitration judgment was accrued in other current liabilities as of January 31, 1994, and was paid during fiscal 1995.

NOTE 8 -- CREDIT FACILITIES AND LONG-TERM DEBT

     As of January 31, 1995, advances totaling $18.8 million were drawn against the Company's former revolving credit line, primarily to fund the Company's Boston Chicken franchise operations. Interest on this revolving line was calculated at the bank's prime rate, which was 8.5% as of January 31, 1995. Following the formation of Boston West in April 1995, the Company's loan agreement with its bank was amended such that these borrowings were converted to a term loan, payable in quarterly installments through September 1998. A

                             CKE RESTAURANTS, INC.

new $15 million unsecured revolving credit line that expires in June 1996 was also established for use in the Company's ongoing Carl's Jr. operations, as was a $12.4 million letter of credit facility. Two letters of credit are outstanding under this facility, one for $8.5 million issued in April 1995 and a second for $3.9 million issued in September 1994. The $8.5 million letter of credit secures the Company's potential workers' compensation claims and expires in June 1996. The $3.9 million letter of credit secures the Industrial Revenue Bonds issued in connection with the construction of the Company's Northern California distribution facility and expires in 1997.

     As of January 31, 1995, the Company was not in compliance with certain of the covenants governing its previous loan agreement, largely due to operating losses sustained by Boston Pacific. A waiver of the requirements of these covenants was received and more favorable covenants were negotiated in their place that will apply to future measurement periods.

     Long-term debt was comprised of the following:

DOLLARS IN THOUSANDS                                                        1994        1995
                                                                           -------     -------
Unsecured note payable to bank, principal payments in specified amounts
  monthly through 1994, interest at 9.26%................................       --     $ 6,417
Unsecured note payable to bank, principal payments in specified amounts
  quarterly through 1998, interest based on the prime rate plus .25%.....  $18,825          --
Secured notes payable to bank, principal payments in specified amounts
  annually through 1999, interest at 12.95%..............................    4,494       6,099
Secured note payable, principal payments in specified amounts annually
  through 2000, interest at 13.5%........................................    5,168       6,108
Secured notes payable to bank, principal payments in specified amounts monthly through 1995, interest based on the prime rate plus .25%
  beginning in fiscal 1995, interest based on the prime rate plus .25%,
  not to exceed 14.75% nor less than 10.25% for prior years..............       --       5,428
Industrial Revenue Bonds, payable in 1999, variable interest rate
  averaging 3.02% in fiscal 1995 and 2.37% in fiscal 1994................    3,600       3,600
Other....................................................................    3,259       2,969
                                                                           -------     -------
                                                                            35,346      30,621
Less: Current portion....................................................    8,168      13,207
                                                                           -------     -------
                                                                           $27,178     $17,414
                                                                           =======     =======

     Notes payable mature in fiscal years ending after January 31, 1995 as follows:

        DOLLARS IN THOUSANDS
        Fiscal Year:
          1996.............................................................  $ 8,168
          1997.............................................................    9,353
          1998.............................................................    8,634
          1999.............................................................    1,467
          2000.............................................................    4,789
        Thereafter.........................................................    2,935
                                                                             -------
                                                                             $35,346
                                                                             =======

     Secured notes payable are collateralized by certain restaurant property deeds of trust, with a carrying value at January 31, 1995 of $16,346,000.

                             CKE RESTAURANTS, INC.

NOTE 9 -- OTHER LONG-TERM LIABILITIES

     Other long-term liabilities were as follows:

        DOLLARS IN THOUSANDS                                        1995        1994
                                                                   -------     -------
        Self-insured workers' compensation reserve...............  $ 7,160     $ 8,460
        Exit costs...............................................    5,649      10,105
        Other....................................................    1,641       1,641
                                                                   -------     -------
                                                                   $14,450     $20,206
                                                                   =======     =======

     A total of $14,810,000 and $16,110,000 was accrued as of January 31, 1995 and 1994, respectively, representing the current and long-term portions of the net present value of an independent actuarial valuation of the Company's workers' compensation claims in both years. These amounts are net of a discount of $1,680,000 and $1,771,000 in fiscal years 1995 and 1994, respectively.

     In the fourth quarter of fiscal 1994, the method used by the Company to discount the actuarial projection of losses to be paid in connection with its existing workers' compensation claims was changed from its incremental borrowing rate to the Company's risk-free interest rate of 5%. The Company accounted for this change as a change in accounting principle, effective as of the beginning of fiscal 1994. The first quarter of fiscal 1994 was restated to reflect the cumulative effect of this adoption, which resulted in a decrease in net income of $768,000, net of an income tax benefit of $512,000.

     In prior years, the Company initiated programs to dispose of or franchise its Arizona and Texas operations. As of January 31, 1995 and 1994, $7,086,000 and $11,542,000, respectively, was accrued for these reserves, including the current portion. These balances were mainly comprised of estimated lease subsidies, $2,680,000 of which were reduced in connection with the reacquisition of several Carl's Jr. franchised restaurants from a related party during fiscal 1995 (see Note 12). These lease subsidies represent the net present value of the excess of future lease payments over estimated sublease income. The remaining unamortized discount to present value of these lease subsidies at January 31, 1995 was $4,671,000 and will be amortized to operations over the remaining sublease terms, which range up to 21 years.

     In fiscal 1993, the Company recognized $11,124,000 of exit costs related to its strategic initiatives, workforce reductions and certain lease subsidies. Components of this charge included $1,918,000 of corporate severance and outplacement costs related to the termination of 53 corporate employees (whose termination was approved by the Company's Board of Directors just prior to the end of fiscal 1993); a $2,052,000 charge related to the elimination of the Company's manufacturing operations (which included the losses on the disposition of equipment previously used in that operation and severance costs related to the termination of 232 manufacturing employees); $2,299,000 of estimated equipment losses and lease subsidies related to the closure of certain underperforming Carl's Jr. restaurants (of which $315,000 remained accrued as of January 31, 1995); and a $4,855,000 increase of certain lease subsidies related to the Company's franchised operations in Arizona (the result of the Company reducing its sublease rental income projections associated with these particular restaurants, which are based largely upon the restaurant sales of the Arizona franchisees).

NOTE 10 -- STOCKHOLDERS' EQUITY

     Upon consummation of the Merger, shareholders of Enterprises received one share of the Company's common stock for each share of Enterprises' common stock owned by them just prior to the Merger. In connection with this transaction, the Certificate of Incorporation was adopted for CKE which authorizes 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, both of which have a par value of $.01 per share.

                             CKE RESTAURANTS, INC.

     In July 1994, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. A total of 590,000 shares were repurchased, which included the purchase of 62,500 shares from the Chairman Emeritus at the then market price of $9.13 per share. The balance of these shares were purchased in a series of open market transactions, at an average price of approximately $8 per share, for an aggregate purchase price of $4.0 million. All shares purchased are being held as treasury stock.

     During the second quarter of fiscal 1994, the Company purchased a total of 59,750 shares from the Carl N. and Margaret M. Karcher Trust for an aggregate purchase price of $422,000. All shares purchased were canceled and retired.

NOTE 11 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents information on the Company's financial instruments:

                                                      1995                       1994
                                             ----------------------     ----------------------
                                                          ESTIMATED                  ESTIMATED
                                             CARRYING       FAIR        CARRYING       FAIR
               DOLLARS IN THOUSANDS           AMOUNT        VALUE        AMOUNT        VALUE
                                             --------     ---------     --------     ---------
        Financial assets:
        Cash and cash equivalents..........  $ 15,156      $15,156      $ 17,075      $17,075
        Marketable securities..............     3,088        3,088         9,064        9,483
        Notes receivable...................    18,112       17,976        20,000       21,029
        Financial liabilities:
        Long-term debt.....................    32,832       31,953        28,084       27,487

     The estimated fair values of marketable securities were based on quoted market prices. The estimated fair values of notes receivable were determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. The estimated fair value of long-term debt was based upon rates currently available to the Company for debt with similar terms and remaining maturities.

NOTE 12 -- RELATED PARTY TRANSACTIONS

     Certain members of management and the Karcher family are franchisees of the Company. A total of 37 restaurants have been sold to these individuals, two of which occurred during fiscal 1995. As part of these transactions, the Company received cash and accepted $10,358,000 of interest-bearing notes. Additionally, these franchisees regularly purchase food and other products from the Company on the same terms and conditions as other franchisees. During fiscal 1995, the Company made a salary advance to the Chairman Emeritus totaling $715,000, a majority of which is non-interest bearing and is to be repaid through payroll deductions. The entire amount will be repaid by December 1998.

                             CKE RESTAURANTS, INC.

     Details of amounts outstanding were as follows:

                           DOLLARS IN THOUSANDS                       1995       1994
                                                                     ------     ------
        Advance to Chairman Emeritus...............................  $  667         --
         7.0% Unsecured notes......................................     296         --
        12.0% Secured notes........................................     297     $  341
        12.5% Secured notes........................................   1,318      2,863
                                                                     ------     ------
                                                                      2,578      3,204
        Less: Long-term portion....................................   2,109      2,863
                                                                     ------     ------
                                                                        469        341
        Trade receivables..........................................   1,040      1,269
                                                                     ------     ------
                                                                     $1,509     $1,610
                                                                     ======     ======

     In June 1994, the Company reacquired 12 Arizona restaurants from a Karcher family member who was formerly an officer of the Company. As part of this transaction, the Company took possession of certain restaurant assets in exchange for the forgiveness of two notes receivable totaling $1,360,000, and a cash payment of $650,000. In addition, as described in Note 9, certain previously established lease subsidy reserves totaling $2,680,000 were reversed in fiscal 1995 as a result of this transaction.

     The Company leases various properties, including its corporate headquarters, one of its distribution facilities and three of its restaurants, from the Chairman Emeritus. Included in capital lease obligations was $4,939,000 and $5,286,000, representing the present value of lease obligations related to these various properties at January 31, 1995 and 1994, respectively. Lease payments under these leases for fiscal 1995, 1994 and 1993 amounted to $1,362,000, $1,515,000, and $1,612,000, respectively. This was net of sublease rentals of $154,000, $171,000 and $64,000 in fiscal 1995, 1994 and 1993, respectively. In November 1993, the Company purchased two restaurants from the Chairman Emeritus for an aggregate purchase price of $848,000.

     In fiscal 1994, the Chairman Emeritus was granted future retirement benefits for past services consisting principally of payments of $200,000 per year for life and supplemental health benefits, which had a net present value of $1,668,000 as of that date. This amount was computed using certain actuarial assumptions, including a discount rate of 7%. A total of $1,526,000 remained accrued as of January 31, 1995. The Company anticipates funding these obligations as they become due.

NOTE 13 -- CARL'S JR. FRANCHISE AND LICENSE OPERATIONS

     Franchise arrangements, with franchisees who operate in Arizona, California, Nevada, Oregon and Utah, generally provide for initial fees and continuing royalty payments to the Company based upon a percent of sales. The Company generally charges an initial franchise fee for each new franchised restaurant that is added to its system, and in some cases, an area development fee, which grants exclusive rights to develop a specified number of Carl's Jr. restaurants in a designated geographic area. Similar fees are charged in connection with the Company's international licensing operations. These fees are recognized ratably when substantially all the services required of the Company are complete and the restaurants covered by these agreements commence operations.

     Franchisees may also purchase food, paper and other supplies from the Company. Additionally, franchisees may be obligated to remit lease payments for the use of restaurant facilities owned or leased by the Company, generally for a period of 20 years. Under the terms of these leases they are required to pay related occupancy costs which include maintenance, insurance and property taxes.

                             CKE RESTAURANTS, INC.

     The Company receives notes from franchisees in connection with the sales of Company-operated restaurants. Generally, these notes bear interest at 12.5%, mature in five to 15 years and are secured by an interest in the restaurant equipment sold.

     Revenues from franchised and licensed restaurants were comprised of the following:

                     DOLLARS IN THOUSANDS                1995        1994        1993
                                                        -------     -------     -------
        Food service..................................  $57,058     $60,979     $57,503
        Rental income.................................   10,257      10,575       9,601
        Royalties.....................................    6,284       6,253       5,517
        Initial fees..................................       91         297       1,095
        Other.........................................       12         531       1,546
                                                        -------     -------     -------
                                                        $73,702     $78,635     $75,262
                                                        =======     =======     =======

     Operating costs and expenses for franchised and licensed restaurants were comprised of the following:

                     DOLLARS IN THOUSANDS                1995        1994        1993
                                                        -------     -------     -------
        Food service..................................  $57,334     $60,827     $54,947
        Occupancy and other operating expenses........   12,537      12,725      12,643
                                                        -------     -------     -------
                                                        $69,871     $73,552     $67,590
                                                        =======     =======     =======

NOTE 14 -- INTEREST EXPENSE

     Interest expense was comprised of the following:

                    DOLLARS IN THOUSANDS               1995         1994         1993
                                                      -------     --------     --------
        Notes payable and revolving credit lines....  $(2,484)    $ (3,472)    $ (5,941)
        Capital lease obligations...................   (6,194)      (6,454)      (6,809)
        Obligations secured by marketable
          securities................................       (4)         (60)        (581)
        Capitalized interest........................       --           19           89
        Other.......................................     (520)        (420)        (388)
                                                      -------     --------     --------
                                                      $(9,202)    $(10,387)    $(13,630)
                                                      =======     ========     ========

NOTE 15 -- OTHER INCOME, NET

     Other income, net was comprised of the following:

                      DOLLARS IN THOUSANDS                 1995       1994       1993
                                                          ------     ------     -------
        Net gains (losses) on sales of restaurants......  $ (463)    $ (162)    $   867
        Gains on sales of investments...................     564      2,675       8,839
        Losses on sales of investments..................    (721)    (1,325)     (3,422)
        Dividend income.................................     357        559       2,513
        Interest income.................................   3,261      4,401       5,714
        Other...........................................      --         --        (919)
                                                          ------     ------     -------
                                                          $2,998     $6,148     $13,592
                                                          ======     ======     =======

                             CKE RESTAURANTS, INC.

NOTE 16 -- INCOME TAXES

     In the fourth quarter of fiscal 1993, the Company adopted SFAS 109. The cumulative effect of this change in accounting principle of $2,450,000 included a $500,000 valuation allowance. Had the Company implemented SFAS 109 in the first quarter of fiscal 1993, net income and earnings per share would have been reduced by $2,450,000 and $.14, respectively. The pro forma effects on net income (loss) by adopting SFAS 109, assuming the adoption was applied retroactively to 1990, would have been to reduce the net loss in fiscal 1993 by $2,450,000, or $.14 per share, and would have been immaterial in fiscal 1992 and fiscal 1991.

     Income tax expense (benefit) was comprised of the following:

                     DOLLARS IN THOUSANDS                1995        1994        1993
                                                        -------     -------     -------
        Current:
        Federal.......................................  $(1,996)    $ 2,327     $ 2,996
        State.........................................     (304)        672         983
                                                        -------     -------     -------
                                                         (2,300)      2,999       3,979
                                                        -------     -------     -------
        Deferred:
        Federal.......................................    2,517      (1,471)     (7,422)
        State.........................................      917        (204)       (804)
                                                        -------     -------     -------
                                                          3,434      (1,675)     (8,226)
                                                        -------     -------     -------
                                                          1,134       1,324      (4,247)
        Tax effect of cumulative effect of change in
          accounting principle........................       --         512          --
                                                        -------     -------     -------
                                                        $ 1,134     $ 1,836     $(4,247)
                                                        =======     =======     =======

     A reconciliation of income tax expense (benefit) at the federal statutory rate of 34% to the Company's provision for taxes on income is as follows:

                      DOLLARS IN THOUSANDS                 1995       1994       1993
                                                          ------     ------     -------
        Income taxes (benefit) at statutory rate........  $  815     $2,131     $(2,483)
        State income taxes, net of federal income tax
          benefit.......................................     800        306        (950)
        Dividend exclusion..............................     (86)      (161)       (475)
        Targeted jobs tax credits.......................    (338)      (774)     (1,033)
        Alternative minimum tax credit..................    (551)        --          --
        Adjustment of prior years' estimated
          liabilities...................................     157         --          --
        Increase in valuation allowance.................     298        200         795
        Remeasurement of stock options..................      --         --         287
        Other, net......................................      39        134        (388)
                                                          ------     ------     -------
                                                          $1,134     $1,836     $(4,247)
                                                          ======     ======     =======

                             CKE RESTAURANTS, INC.

     Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

                     DOLLARS IN THOUSANDS                1995        1994        1993
                                                        -------     -------     -------
        Deferred tax asset:
          Capitalized leases..........................  $ 8,589     $ 8,449     $ 8,223
          Workers' compensation reserve...............    6,413       6,976       6,544
          Exit costs..................................    3,068       4,997       7,196
          Targeted jobs tax credit carryforward.......    2,695       2,137       1,112
          Arbitration judgment and other litigation...       --       1,539          --
          Other.......................................    5,208       5,612       5,579
                                                        -------     -------     -------
                                                         25,973      29,710      28,654
          Less: Valuation allowance...................    1,793       1,495       1,295
                                                        -------     -------     -------
        Total deferred tax asset......................   24,180      28,215      27,359
                                                        -------     -------     -------
        Deferred tax liability:
          Depreciation................................    9,537      10,210      10,676
          Safe harbor leases..........................    1,054       1,461       1,815
          Other.......................................    1,335       1,234       1,178
                                                        -------     -------     -------
        Total deferred tax liability..................   11,926      12,905      13,669
                                                        -------     -------     -------
        Net deferred tax asset........................  $12,254     $15,310     $13,690
                                                        =======     =======     =======

     While there can be no assurance that the Company will generate any earnings or any specific level of earnings in future years, management believes it is more likely than not that the Company will realize the majority of the benefit of the existing net deferred tax asset at January 31, 1995, based on the Company's current, historical and future pre-tax earnings.

     The Company had targeted jobs tax credit carryforwards of $2,695,000, which expire in the years 2007 through 2011, and net operating loss carryforwards of $2,300,000, which expire in 2011, available at January 31, 1995. The Company also had an alternative minimum tax credit carryforward of $551,000 with no expiration date.

NOTE 17 -- EMPLOYEE BENEFIT AND RETIREMENT PLANS

  Profit Sharing and Savings Plan

     The Company maintains a voluntary contributory profit sharing and savings investment plan for all eligible employees other than operations hourly employees. Annual contributions under the profit sharing portion of the plan are determined at the discretion of the Company's Board of Directors. Under the savings investment portion of the plan, participants may elect to reduce their annual salary by up to 15% and have this amount contributed to the plan. Through December 31, 1994, up to 4% of employee contributions were matched by the Company. Total Company contributions to this plan for fiscal 1995, 1994 and 1993 were $344,000, $813,000 and $429,000, respectively.

  Pension Plan

     The Company also maintains a defined benefit pension plan covering substantially all operations employees qualified as to age and service. For fiscal 1995, 1994 and 1993, pension contributions were $438,000, $442,000 and $348,000, respectively. Under the terms of the defined benefit plan, pension expense is computed based upon an independent actuarial valuation study. Company contributions under this plan are

                             CKE RESTAURANTS, INC.

funded quarterly. As of February 1, 1994 and 1993, the accumulated benefit obligation related to the plan was $1,819,000 and $1,323,000, respectively.

  Stock Purchase Plan

     In September 1994, the Board of Directors adopted a new employee stock purchase plan under which eligible employees may voluntarily purchase up to 500,000 shares of the Company's common stock through payroll deductions. The plan provides that participants may authorize the Company to withhold up to 10% of earnings to purchase such stock at prevailing market prices. The Company will then match up to 50% of the participant's contributions. Purchases of shares under this plan are scheduled to begin during the coming fiscal year.

  Stock Incentive Plans

     The Company's 1994 stock incentive plan was approved by stockholders in June 1994. The 1994 plan is substantially similar to the 1993 plan under which, as a result of the Merger, no further options may be granted. Awards granted to eligible employees under the 1994 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation and Stock Option Committee of the Board of Directors. The 1994 plan also provides for the automatic award of stock options to nonemployee directors, nonemployee director members of the Executive Committee and the Chairman of the Board annually. These options generally have a term of five years, become exercisable at a rate of 33 1/3% per year following the grant date and are priced at the fair market value of the shares on the date of grant. A total of 1,750,000 shares are available for grants of options or other awards under this plan, from which 50,000 stock options were outstanding as of January 31, 1995. The grant price of options outstanding under this plan was $9.00 per share.

     The Company's 1993 stock incentive plan was superseded by the 1994 plan, as discussed above. As of January 31, 1995, 641,983 stock options, with grant prices ranging from $7.13 per share to $13.38 per share, were outstanding under the plan.

     The Company's 1982 stock option plan expired in September 1992. Under this plan, stock options were granted to key employees to purchase up to 3,000,000 shares of its common stock at a price equal to or greater than the fair market value at the date of grant. The options generally had a term of 10 years from the grant date and become exercisable at a rate of 25%, 35% and 40% per year following the grant date. The grant price of the 496,050 options outstanding as of January 31, 1995 under this plan ranges from $5.21 per share to $13.38 per share.

     Transactions under all plans were as follows:

                   NUMBER OF SHARES                 1995           1994           1993
                                                 ----------     ----------     ----------
        Outstanding at beginning of year.......   1,372,634      1,554,766      1,840,440
        Granted................................     437,206        579,812        134,230
        Canceled...............................    (454,296)      (116,349)      (247,476)
        Exercised..............................    (167,511)      (645,595)      (172,428)
                                                 ----------     ----------     ----------
        Outstanding at end of year.............   1,188,033      1,372,634      1,554,766
                                                  =========      =========      =========
        Exercisable at end of year.............     648,324        745,310      1,332,136
                                                  =========      =========      =========

                             CKE RESTAURANTS, INC.

NOTE 18 -- SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes were as follows:

                     DOLLARS IN THOUSANDS                1995        1994        1993
                                                        -------     -------     -------
        Interest (net of amount capitalized)..........  $ 9,208     $10,558     $13,860
        Income taxes..................................      645       1,675       5,584

     Noncash investing and financing activities were as follows:

                     DOLLARS IN THOUSANDS                1995        1994        1993
                                                        -------     -------     -------
        Noncash investing and financing activities:
          Transfers of marketable securities to (from)
             other current assets.....................  $(6,776)    $ 6,776          --
          Transfers of long-term investments to
             marketable securities....................       --          --     $ 6,184
          Other investing activities:
             Net change in marketable securities from
               noncash transactions...................      (25)        (99)       (474)
             Net change in long-term investments from
               noncash transactions...................       --          --           5
             Net change in dividends receivable.......       --          36         141
        Leasing activities:
          Capital lessee additions....................       --         505       1,048
          Capital lessor additions....................       --         538         628
          Other leasing activities:
             Increase in property and equipment.......   (1,356)         --          --
             Decrease in property under capital
               leases.................................       91         169         671
             Decrease in capital lease obligations....      (90)       (285)     (1,561)
             Reverse certain lease subsidy reserves...    2,680          --          --
        Franchising and other disposition activities:
          Sales of property and equipment.............       --         344       7,304
          Sales of inventory..........................       --          11         139
          (Increase) decrease in notes receivable.....    1,356        (551)     (7,203)
          Net change in restructuring reserve and
             other current liabilities................       --          45       4,698
          Increase in other long-term liabilities.....       --          --       4,855
          Remeasurement of stock options..............       --          --         843
        Sale/leaseback activities:
          Transfer of restaurant property costs to
             property and equipment...................       --       6,750       1,553
          Sale/leaseback transaction resulting in an
             increase to notes receivable.............       --          --       1,300

                             CKE RESTAURANTS, INC.

NOTE 19 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents summarized quarterly results:

     DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                      DATA
                    QUARTER                     1ST          2ND          3RD          4TH
                                              --------     --------     --------     --------
    FISCAL 1995
    Total revenues..........................  $135,006     $105,308     $103,791     $ 99,642
    Operating income........................     2,904        2,392        1,581        1,725
    Net income (loss).......................       656          864          286         (542)
    Income (loss) per common share..........  $    .04     $    .05     $    .02     $   (.03)
    FISCAL 1994
    Total revenues..........................  $140,858     $108,912     $107,141     $106,583
    Operating income........................     1,412        4,449        3,519        1,128
    Income (loss) before cumulative effect
      of change in accounting principle.....       926        2,359        1,606         (458)
    Cumulative effect of change in
      accounting principle (net of income
      tax benefit of $512)..................      (768)          --           --           --
                                              --------     --------     --------     --------
    Net income (loss).......................  $    158     $  2,359     $  1,606     $   (458)
                                              ========     ========     ========     ========
    Income (loss) per common share:
      Income (loss) before cumulative effect
         of change in accounting
         principle..........................  $    .05     $    .13     $    .09     $   (.02)
      Cumulative effect of change in
         accounting principle...............      (.04)          --           --           --
                                              --------     --------     --------     --------
              Net income (loss).............  $    .01     $    .13     $    .09     $   (.02)
                                              ========     ========     ========     ========

     Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry, unpredictable adverse weather conditions which may affect sales volume and food costs, and the fact that all quarters have 12-week accounting periods, except the first quarters of 1995 and 1994, which had 16-week accounting periods, and the fourth quarter of 1994 which had 13 weeks.

     The first quarter of 1994 has been restated to reflect the cumulative effect of a change in accounting principle, related to a change in the method used to discount the workers' compensation reserve. The second and third quarters have been restated to reflect the impact of this adoption. See Note 9.

     Operating results for the fourth quarter of fiscal 1994 included a $3,000,000 charge in connection an arbitration judgment (or $1,800,000 net of tax). See Note 7.

NOTE 20 -- COMMITMENTS AND CONTINGENT LIABILITIES

     The Company presently self-insures for group insurance, workers' compensation and fire and comprehensive protection on most equipment and certain other assets. In the opinion of management, past experience plus the wide dispersion of restaurants indicates that the Company is assuming a minimal risk by self-insuring and, if any loss should occur, it would not have a material effect on the Company's consolidated financial position or results of operations.

     During fiscal 1995, the Company obtained a $12,146,000 standby letter of credit related to its self-insured workers' compensation program, which will expire on June 30, 1995 (see Note 8). The State of California requires that the Company provide this letter of credit each year based on its existing claims experience, or set

                             CKE RESTAURANTS, INC.

aside a comparable amount of cash or investment securities in a trust account. The upcoming annual security requirement, which begins May 1, 1995, was lowered to $8.5 million due to an improvement in the Company's claims experience. A new letter of credit was issued for this amount in April 1995.

     The Company's standby letter of credit agreements with various banks expire as follows:

                               DOLLARS IN THOUSANDS
                        June 1995..........................  $12,146
                        January 1997.......................    3,852
                        April 2000.........................      275
                                                             -------
                                                             $16,273
                                                             =======

     The Company may be required to purchase up to ten restaurant properties during fiscal year 1996, at the option of the current owners, for an aggregate purchase price of $7,990,000. The Company presently leases these facilities and subleases them to others. The Company is currently in negotiations with these owners to determine if the Company will be required to purchase these properties. The ultimate impact of this obligation to the Company is not known; however, if any loss should occur, management believes that it would not have a material effect on the Company's consolidated financial position or results of operations.

                                 EXHIBIT INDEX

     3-1        Certificate of Incorporation of the Registrant, incorporated herein by reference to exhibit 3-1 to the Registrant's Form S-4 Registration Statement Number
                33-52523.
     3-2        Bylaws of Registrant, incorporated herein by reference to exhibit 3-2 to the
                Registrant's Form S-4 Registration Statement Number 33-52523.
    10-1        Carl Karcher Enterprises, Inc. Profit Sharing Plan, as amended, filed as exhibit
                10-21 to the Company's Registration Statement on Form S-1, file no. 2-73695, and is hereby incorporated by reference.(2)
    10-2        Carl Karcher Enterprises, Inc. Key Employee Stock Option Plan, filed as exhibit
                10-24 to the Company's Registration Statement on Form S-1, file No. 2-80283, and is hereby incorporated by reference.(2)
    10-3        Agreement of Sale, dated May 17, 1984, filed as exhibit 10-25 to the Company's
                Form 10-K Annual Report for fiscal year ended January 25, 1985, and is hereby incorporated by reference.
    10-4        Note Purchase Agreement, dated April 2, 1984, filed as exhibit 10-27 to the
                Company's Form 10-K Annual Report for fiscal year ended January 25, 1985, and is hereby incorporated by reference.
    10-5        Note Purchase Agreement, dated April 2, 1984, filed as exhibit 10-28 to the
                Company's Form 10-K Annual Report for fiscal year ended January 25, 1985, and is hereby incorporated by reference.
    10-6        Note Purchase Agreement, dated January 3, 1985, filed as exhibit 10-29 to the
                Company's Form 10-K Annual Report for fiscal year ended January 25, 1985, and is hereby incorporated by reference.
    10-7        Franchise Development Agreement dated May 17, 1985 by and between Carl Karcher
                Enterprises, Inc. and Carl Leo Karcher, filed as exhibit 10-53 to the Company's
                Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-8        Franchise Agreement dated May 17, 1985 by and between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (13010 Palm Drive), filed as exhibit 10-54 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-9        Franchise Agreement dated May 17, 1985 by and between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (57222 29 Palms Highway), filed as exhibit 10-55 to the Company's Form 10-K Annual Report as amended for fiscal year ended January
                27, 1992, and is hereby incorporated by reference.
    10-10       Franchise Agreement dated May 17, 1985 by and between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (73-125 Highway 111), filed as exhibit 10-56 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-11       Franchise Agreement dated May 17, 1985 by and between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (68980 Highway 111), filed as exhibit 10-57 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-12       Franchise Agreement dated May 17, 1985 by and between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (81-770 Highway 111), filed as exhibit 10-58 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.

    10-13       Franchise Agreement dated May 17, 1985 by and between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (2520 Palm Canyon Drive), filed as exhibit 10-59 to the Company's Form 10-K Annual Report as amended for fiscal year ended January
                27, 1992, and is hereby incorporated by reference.
    10-14       Franchise Agreement dated May 17, 1985 by and between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (102 North Sunrise Way), filed as exhibit 10-60 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-15       Franchise Agreement dated May 17, 1985 by and between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (72840 Highway 111), filed as exhibit 10-61 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-16       Sublease dated May 15, 1985 by and between Carl Karcher Enterprises, Inc. and
                Carl Leo Karcher (Unit 323/730), filed as exhibit 10-62 to the Company's Form
                10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-17       Sublease dated May 16, 1985 by and between Carl Karcher Enterprises, Inc. and
                Carl Leo Karcher, as amended by Amendment to Sublease dated December 18, 1990
                (Unit 447/731), filed as exhibit 10-63 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-18       Sublease dated May 16, 1985 by and between Carl Karcher Enterprises, Inc. and
                Carl Leo Karcher (Unit 300/729), filed as exhibit 10-64 to the Company's Form
                10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-19       Sublease dated May 16, 1985 by and between Carl Karcher Enterprises, Inc. and
                Carl Leo Karcher (Unit 300/729), filed as exhibit 10-65 to the Company's Form
                10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-20       Sublease dated May 16, 1985 by and between Carl Karcher Enterprises, Inc. and
                Carl Leo Karcher, as amended by the Amendment to Sublease dated December 18,
                1990 (Unit 207/725), filed as exhibit 10-66 to the Company's Form 10-K Annual
                Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-21       Sublease dated May 16, 1985 by and between Carl Karcher Enterprises, Inc. and
                Carl Leo Karcher, as amended (Unit 206/724), filed as exhibit 10-67 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-22       Sublease dated May 16, 1985 by and between Carl Karcher Enterprises, Inc. and
                Carl Leo Karcher, as amended by the First Amendment to Sublease dated April 24,
                1987 (Unit 289/728), filed as exhibit 10-68 to the Company's Form 10-K Annual
                Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-23       Franchise Agreement dated December 31, 1985 between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (Unit 456/768), filed as exhibit 10-69 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-24       Land and Building Sublease Agreement dated December 31, 1985 by and between Carl
                Karcher Enterprises, Inc. and Carl Leo Karcher, filed as exhibit 10-71 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-25       Franchise Agreement dated January 25, 1986 between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (Unit 188/769), filed as exhibit 10-72 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.

    10-26       Franchise Agreement dated January 25, 1986 by and between Carl Karcher
                Enterprises, Inc. and Carl Leo Karcher (Unit 382/771), filed as exhibit 10-73 to the Company's Form 10-K Annual Report as amended for fiscal year ended January
                27, 1992, and is hereby incorporated by reference.
    10-27       Franchise Agreement dated January 25, 1986 by and between Carl Karcher
                Enterprises, Inc. and Carl Leo Karcher (Unit 342/770), filed as exhibit 10-74 to the Company's Form 10-K Annual Report as amended for fiscal year ended January
                27, 1992, and is hereby incorporated by reference.
    10-28       Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc. dated March
                3, 1987 (1489 Adams Avenue), filed as exhibit 10-75 to the Company's Form 10-K
                Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-29       License Agreement dated January 27, 1987 by and between Carl Karcher
                Enterprises, Inc. and CLK, Inc., as amended by the Amendment to License
                Agreement dated October 10, 1990, filed as exhibit 10-76 to the Company's Form
                10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-30       Continuing Guaranty dated January 27, 1987 executed by Carl Leo Karcher, filed as exhibit 10-77 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-31       Franchise Agreement dated March 3, 1987 between Carl Karcher Enterprises, Inc.
                and Carl Leo Karcher (1489 Adams Avenue), filed as exhibit 10-78 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-32       Franchise Agreement dated July 6, 1987 by and between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (Varner Road), filed as exhibit 10-79 to the Company's
                Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-33       Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., General
                Release and Continuing Guaranty each dated October 5, 1987, filed as exhibit
                10-80 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                January 27, 1992, and is hereby incorporated by reference.
    10-34       Lease Agreement dated September 25, 1987 between Carl Karcher Enterprises, Inc.
                and Carl Leo Karcher, as amended by the Amendment to Lease dated October 19,
                1990 (Brawley), filed as exhibit 10-81 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-35       Sublease Agreement dated September 25, 1987 by and between Carl Karcher
                Enterprises, Inc. and Carl Leo Karcher (Bullhead City), filed as exhibit 10-82 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                January 27, 1992, and is hereby incorporated by reference.
    10-36       Agreement to Purchase dated October 27, 1987 by and between Carl Karcher
                Enterprises, Inc. and Carl Leo Karcher (Unit 772), filed as exhibit 10-83 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-37       Agreement to Purchase dated October 27, 1987 by and between Carl Karcher
                Enterprises, Inc. and Carl Leo Karcher (Unit 482/794), filed as exhibit 10-84 to the Company's Form 10-K Annual Report as amended for fiscal year ended January
                27, 1992, and is hereby incorporated by reference.
    10-38       Franchise Agreement dated October 27, 1987 between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (Unit 722), filed as exhibit 10-85 to the Company's
                Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

    10-39       Franchise Agreement dated October 27, 1987 between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (Unit 794), filed as exhibit 10-86 to the Company's
                Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-40       Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., General
                Release and Continuing Guaranty each dated October 27, 1987 (Brawley), filed as exhibit 10-87 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-41       Franchise Agreement dated June 14, 1988 between Carl Karcher Enterprises, Inc.
                and Carl Leo Karcher (Bermuda Dunes), filed as exhibit 10-88 to the Company's
                Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-42       Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., General
                Release and Continuing Guaranty each dated August 1, 1988, filed as exhibit
                10-89 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                January 27, 1992, and is hereby incorporated by reference.
    10-43       Franchise Agreement dated June 26, 1989 between Carl Karcher Enterprises, Inc.
                and Carl Leo Karcher (I-8 Business Loop), filed as exhibit 10-92 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-44       Assignment of Franchise Agreement and Sublease Agreement by Carl Leo Karcher to
                CLK, Inc. and Continuing Guaranty each dated August 17, 1989 (Unit 730), filed as exhibit 10-93 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-45       Assignment of Franchise Agreement and Lease Agreement by Carl Leo Karcher to
                CLK, Inc. dated August 17, 1989 (Unit 726), filed as exhibit 10-94 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-46       Assignment of Restaurant Franchise Agreement by Carl Leo Karcher to CLK, Inc.
                dated November 28, 1989 (Rivera, Arizona), filed as exhibit 10-95 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-47       Assignment of Restaurant Franchise Agreement by Carl Leo Karcher to CLK, Inc.
                General Release and Continuing Guaranty each dated January 9, 1990 (I-8 Business
                Loop), filed as exhibit 10-96 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-48       Conditional Assignment of Lease dated November 7, 1990 between CLK, Inc. and
                Carl Karcher Enterprises, Inc. (Unit 770), filed as exhibit 10-97 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-49       Conditional Assignment of Lease dated November 7, 1990 between CLK, Inc. and
                Carl Karcher Enterprises, Inc. (Unit 771), filed as exhibit 10-98 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-50       Franchise Agreement dated November 12, 1990 between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (Unit 873), filed as exhibit 10-99 to the Company's
                Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

    10-51       Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., Release and
                Continuing Guaranty each dated November 13, 1990 (Unit 873), filed as exhibit
                10-100 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                January 27, 1992, and is hereby incorporated by reference.
    10-52       Conditional Assignment of Lease dated December 18, 1990 by and between CLK, Inc.
                and Carl Karcher Enterprises, Inc. (Unit 726), filed as exhibit 10-101 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-53       Development Agreement dated March 22, 1991 between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher, filed as exhibit 10-102 to the Company's Form 10-K
                Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-54       Assignment of Restaurant Franchise Agreement by Carl Leo Karcher to CLK, Inc.
                Release and Continuing Guaranty each dated April 5, 1991, filed as exhibit
                10-103 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                January 27, 1992, and is hereby incorporated by reference.
    10-55       Franchise Development Agreement dated December 15, 1991 by and between Carl
                Karcher Enterprises, Inc. and Carl Leo Karcher, as amended by the Amendment to
                Franchise Development Agreement dated December 17, 1991, filed as exhibit 10-104 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                January 27, 1992, and is hereby incorporated by reference.
    10-56       Assignment of Franchise Development Agreement by Carl Leo Karcher to CLK, Inc.,
                Release and Continuing Guaranty each dated December 16, 1991, filed as exhibit
                10-105 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                January 27, 1992, and is hereby incorporated by reference.
    10-57       Franchise Agreement dated December 16, 1991 between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (Unit 7013/433), filed as exhibit 10-107 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-58       Assignment of Restaurant Franchise Agreement by Carl Leo Karcher to CLK, Inc.
                Release and Continuing Guaranty each dated December 16, 1991, filed as exhibit
                10-108 to the Company's Form 10-K Annual Report as amended for fiscal year ended
                January 27, 1992, and is hereby incorporated by reference.
    10-59       Sublease Agreement dated December 16, 1991 between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher, as amended by the First Amendment to Sublease dated
                December 24, 1991, filed as exhibit 10-109 to the Company's Form 10-K Annual
                Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-60       Promissory Note executed by Carl Leo Karcher in favor of Carl Karcher
                Enterprises, Inc, filed as exhibit 10- 110 to the Company's Form 10-K Annual
                Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-61       Security Agreement dated December 16, 1991 between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (Unit 7013/433), filed as exhibit 10-111 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-62       Franchise Agreement dated January 10, 1992 between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (Havasu), filed as exhibit 10-112 to the Company's
                Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-63       Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., Release and
                Continuing Guaranty each dated January 10, 1992, filed as exhibit 10-113 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.

    10-64       Franchise Agreement dated January 20, 1992 between Carl Karcher Enterprises,
                Inc. and Carl Leo Karcher (Unit 7038), filed as exhibit 10-114 to the Company's
                Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.
    10-65       Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., Release and
                Continuing Guaranty each dated January 20, 1992, filed as exhibit 10-115 to the
                Company's Form 10-K Annual Report as amended for fiscal year ended January 27,
                1992, and is hereby incorporated by reference.
    10-66       Employment Agreement dated January 15, 1993 by and between Carl Karcher
                Enterprises, Inc. and Loren C. Pannier, filed as exhibit 10-118 to the Company's
                Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)
    10-67       Employment Agreement dated January 15, 1993 by and between Carl Karcher
                Enterprises, Inc. and Rory J. Murphy, filed as exhibit 10-119 to the Company's
                Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)
    10-68       Employment Agreement dated January 15, 1993 by and between Carl Karcher
                Enterprises, Inc. and Richard C. Celio, filed as exhibit 10-120 to the Company's
                Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)
    10-69       Employment Agreement dated February 1, 1993 by and between Carl Karcher
                Enterprises, Inc. and Kerry W. Coin, filed as exhibit 10-122 to the Company's
                Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)
    10-70       Carl Karcher Enterprises, Inc. 1993 Employee Stock Incentive Plan, filed as exhibit 10-123 to the Company's Form 10-K Annual Report for fiscal year ended
                January 25, 1993, and is hereby incorporated by reference.(2)
    10-71       Franchise Agreement dated April 7, 1993, between Carl Karcher Enterprises, Inc.
                and Carl Leo Karcher (Unit 7085), filed as exhibit 10-85 to the Company's Form
                10-K Annual Report for fiscal year ended January 31, 1994, and is hereby incorporated by reference.
    10-72       Assignment of Franchise Agreement by Carl Leo Karcher to CLK, Inc., Release and
                continuing Guaranty, each dated April 7, 1993, filed as exhibit 10-86 to the
                Company's Form 10-K Annual Report for fiscal year ended January 31, 1994, and is hereby incorporated by reference.
    10-73       Employment Agreement dated January 1, 1994, by and between Carl Karcher
                Enterprises, Inc. and Carl N. Karcher, filed as exhibit 10-89 to the Company's
                Form 10-K Annual Report for fiscal year ended January 31, 1994, and is hereby incorporated by reference.
    10-74       Form of Development and Franchise Agreement dated January 14, 1994, by and between Carl Karcher Enterprises, Inc. and Boston Chicken, Inc.(3)
    10-75       Addendum No. 1 to Boston Chicken, Inc. Franchise Agreement, by and between Carl
                Karcher Enterprises, Inc. and Boston Chicken, Inc, filed as exhibit 10-91 to the
                Company's Form 10-K Annual Report for fiscal year ended January 31, 1994, and is hereby incorporated by reference.
    10-76       Addendum No. 1 to Boston Chicken, Inc. Area Development Agreement dated January
                14, 1994, by and between Carl Karcher Enterprises, Inc. and Boston Chicken,
                Inc., filed as exhibit 10-92 to the Company's Form 10-K Annual Report for fiscal year ended January 31, 1994, and is hereby incorporated by reference.
    10-77       CKE Restaurants, Inc. 1994 Stock Incentive Plan, incorporated herein by reference to exhibit 99 to the Registrant's Form S-8 Registration Statement
                Number 33-55337.(2)
    10-78       CKE Restaurants, Inc. 1994 Employee Stock Purchase Plan, incorporated herein by reference to exhibit 99 to the Registrant's Form S-8 Registration Statement
                Number 33-56313.(2)
    10-79       Business Loan Agreement dated October 31, 1994, by and between CKE Restaurants,
                Inc., Carl Karcher Enterprises, Inc., Boston Pacific, Inc. and Bank of America
                National Trust and Savings Association.(1)

    10-80       Continuing Guaranty dated October 31, 1994, by and between CKE Restaurants, Inc.
                and Bank of America National Trust and Savings Association.(1)
    10-81       Amendment No. One to Loan Agreement dated April 5, 1995, by and between CKE
                Restaurants, Inc., Carl Karcher Enterprises, Inc., Boston Pacific, Inc. and Bank
                of America National Trust and Savings Association.(1)
    10-82       Amendment No. Two and Waiver to Business Loan Agreement dated April 28, 1995, by and between CKE Restaurants, Inc., Carl Karcher Enterprises, Inc. and Bank of
                America National Trust and Savings Association.(1)
    10-83       Employment Agreement dated November 8, 1994, by and between Carl Karcher
                Enterprises, Inc. and Thomas Thompson.(1)(2)
    10-84       Agreement to Contribute Assets dated April 17, 1995 by and between Boston West,
                L.L.C. and Boston Pacific, Inc.(1)
    10-85       Amended and Restated Limited Liability Company Agreement of Boston West, L.L.C.
                (a Delaware Limited Liability Company) dated April 16, 1995.(1)
    11-1        Computation of Earnings Per Share.(1)
    12-1        Computation of Ratios.(1)
    21-1        Subsidiaries of Registrant.(1)
    23-1        Consent of KPMG Peat Marwick LLP.(1)
    27-1        Financial Data Schedule (included only with electronic filing).

- ---------------

(1) Filed herewith.

(2) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(3) Incorporated by reference to Exhibit 99 to Boston Chicken, Inc.'s Registration Statement on Form S-1, file No. 33-69256, filed by Boston Chicken, Inc. on September 22, 1993.