Form 10-Q
period 1995-05-22
CKE RESTAURANTS INC
filed 1995-07-06
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                 ___________________________________________

                                   FORM 10-Q

(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934.

For the quarterly period ended May 22, 1995
                               ------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

for the transition period from _____________________ to ______________________

                        Commission file number 1-13192
                                               -------

                             CKE RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     33-0602639
- -------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)



1200 North Harbor Boulevard, Anaheim, CA         92801
- --------------------------------------------------------
(Address of principal executive offices)      (zip Code)


Registrant's telephone number, including area code (714) 774-5796
                                                   --------------


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

        $.01 par value common - 18,845,138 shares as of June 22, 1995
        -------------------------------------------------------------

                             CKE RESTAURANTS, INC.

                                     INDEX


                                                                            Page
                                                                            ----

Part I  Consolidated Financial Information

      Item 1.  Consolidated Financial Statements:

          Consolidated Balance Sheets as of May 22, 1995 and
              January 30, 1995 . . . . . . . . . . . . . . . . . . . . .       3

          Consolidated Statements of Income for the sixteen weeks
              ended May 22, 1995 and May 23, 1994  . . . . . . . . . . .       4

          Consolidated Statements of Cash Flows for the sixteen weeks
              ended May 22, 1995 and May 23, 1994  . . . . . . . . . . .     5-6

          Notes to Consolidated Financial Statements . . . . . . . . . .     7-8

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .    9-11


  Part II  Other Information

      Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .   12-13


                             CKE RESTAURANTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                    May 22,     January 30,
                                                     1995          1995
                                                   --------     -----------
                                  ASSETS
Current assets:
  Cash and cash equivalents                        $  6,329       $ 15,174
  Marketable securities                               2,587          3,088
  Accounts receivable                                11,858         12,411
  Related party receivables                           1,597          1,509
  Inventories                                         6,175          5,950
  Deferred income taxes, net                         12,176         12,254
  Other current assets                                8,680          6,438
                                                   --------       --------
         Total current assets                        49,402         56,824

Property and equipment, net                         140,001        133,248
Property under capital leases, net                   29,767         30,515
Notes receivable                                     12,950         13,139
Related party notes receivable                        2,166          2,109
Other assets                                          8,824          8,526
                                                   --------       --------
                                                   $243,110       $244,361
                                                   ========       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                $  8,376       $  8,168
  Current portion of capital lease obligations        3,617          3,581
  Accounts payable                                   16,488         29,754
  Other current liabilities                          33,211         30,065
                                                   --------       --------
         Total current liabilities                   61,692         71,568
                                                   --------       --------

Long-term debt                                       36,918         27,178
Capital lease obligations                            41,892         42,691
Other long-term liabilities                          13,397         14,450
Stockholders' equity:
  Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued or outstanding       --             --
  Common stock, $.01 par value; authorized
      50,000,000 shares; issued and outstanding
      18,845,138 and 18,845,138 shares                  188            188
  Additional paid-in capital                         35,119         35,119
  Retained earnings                                  59,013         57,725
  Treasury stock, at cost; 670,300
      shares and 590,000 shares                      (5,109)        (4,558)
                                                   --------       --------
         Total stockholders' equity                  89,211         88,474
                                                   --------       --------
                                                   $243,110       $244,361
                                                   ========       ========

                             CKE RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except per share Amounts)
                                  (Unaudited)

                                                     Sixteen Weeks Ended
                                                   -----------------------
                                                    May 22,        May 23,
                                                     1995           1994
                                                   --------        --------
Revenues:
  Retail sales                                     $116,027        $111,303
  Franchised and licensed restaurants                21,593          23,703
                                                   --------        --------
      Total revenues                                137,620         135,006
                                                   --------        --------
Operating costs and expenses:
  Retail operations:
      Food and packaging                             35,889          33,738
      Payroll and other employee benefits            33,813          35,528
      Occupancy and other operating expenses         25,053          24,807
                                                   --------        --------
                                                     94,755          94,073

  Franchised and licensed restaurants                20,656          22,512
  Advertising expenses                                6,263           5,857
  General and administrative expenses                10,682           9,660
                                                   --------        --------
      Total operating costs and expenses            132,356         132,102
                                                   --------        --------
Operating income                                      5,264           2,904

Interest expense                                     (2,832)         (2,641)
Other income, net                                       707             731
                                                   --------        --------
Income before income taxes                            3,139             994
Income tax expense                                    1,224             338
                                                   --------        --------
Net income                                         $  1,915        $    656
                                                   ========        ========
Net income per common share                        $    .11        $    .04
                                                   ========        ========
Weighted average shares outstanding                  18,199          18,739
                                                   ========        ========


                             CKE RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                         Sixteen Weeks Ended
                                                                                         -------------------
                                                                                         May 22,      May 23,
                                                                                          1995         1994
                                                                                        --------     --------
Net cash flow from operating activities:
   Net income                                                                           $  1,915    $    656
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         7,165        6,802
     Loss on sale of property and equipment                                                   32        1,630
     Reversal of rent subsidy reserves                                                      (327)      (2,680)
     Net noncash investment income                                                           (81)          (3)
     Deferred income taxes                                                                    78           --
     Payment of arbitration judgment                                                          --       (3,000)
     Net change in marketable securities reserve                                              --          211
     Net change in receivables, inventories and other current assets                      (2,545)        (173)
     Net change in other assets                                                             (381)        (988)
     Net change in accounts payable and other current liabilities                        (11,698)         940
                                                                                        --------     --------
       Net cash provided by (used in) operating activities                                (5,842)       3,395
                                                                                        --------     --------

Cash flow from investing activities:
   Purchases of:
     Marketable securities                                                                    --       (1,922)
     Property and equipment                                                              (12,873)      (7,017)
   Proceeds from sales of:
     Marketable securities                                                                   589        2,933
     Property and equipment                                                                   21           16
   Collections on leases receivable                                                           39           36
   Increases in notes receivable & related party notes receivable                            (70)         (30)
   Collections on notes receivable and related party notes receivable                        533          581
                                                                                        --------     --------
       Net cash used in investing activities                                             (11,761)      (5,403)
                                                                                        --------     --------

Cash flow from financing activities:
   Net change in bank overdraft                                                            1,546         (296)
   Short-term borrowings                                                                  19,460        2,500
   Repayments of short-term debt                                                         (19,210)      (2,500)
   Long-term borrowings                                                                   10,937           --
   Repayments of long-term debt                                                           (1,230)      (4,172)
   Repayments of capital lease obligations                                                  (763)        (698)
   Net change in other long-term liabilities                                                (703)        (762)
   Exercise of stock options                                                                  --          546
   Purchase of treasury stock                                                               (551)          --
   Payment of dividends                                                                     (728)        (749)
                                                                                        --------     --------
       Net cash provided by (used in) financing activities                                 8,758       (6,131)
                                                                                        --------     --------
          Net decrease in cash and cash equivalents                                     $ (8,845)    $ (8,139)
                                                                                        ========     ========

                             CKE RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                           Sixteen Weeks Ended
                                                                         ------------------------
                                                                         May 22,          May 23,
                                                                          1995             1994
                                                                         -------          -------
Supplemental disclosures of cash flow information:

   Cash paid during period for:
     Interest (net of amount capitalized)                                   $2,906         $2,609
     Income taxes                                                              784             --

   Noncash investing and financing activities:
     Investing activities:
       Transfer of other current assets to marketable
         securities                                                             --          6,776

     Leasing activities:
       Decrease in property under capital leases                                --             91
       Decrease in capital lease obligations                                    --            (90)
       Reversal of certain lease subsidy reserves                               --          2,680

                             CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MAY 22, 1995 AND MAY 23, 1994

NOTE (A)  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of CKE Restaurants, Inc. and its wholly owned subsidiaries (the "Company") and have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's 1995 Annual Report to Shareholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

      In April 1995, the Company entered into a transaction that resulted in the formation of a new privately owned company, Boston West, L.L.C. ("Boston West"). This new entity assumed the operations of all of the Company's 25 Boston Chicken and Boston Market stores and agreed to fulfill the Company's remaining obligation to develop an additional 175 Boston Market stores under its January 1994 area development agreement with Boston Chicken, Inc. ("BCI"). In connection with this transaction, the Company received preferred stock and all the outstanding common equity units in Boston West, valued at approximately $23 million and $620,000, respectively, in exchange for a majority of its existing Boston Chicken/Boston Market restaurant assets. In addition, this transaction provides for the leasing of approximately $12 million of equipment and real property retained by the Company to Boston West at current market rates. An affiliate of BCI has an option to purchase all the equipment and real property leased by the Company to Boston West. BCI agreed to lend Boston West, over time, up to $63.8 million as part of this transaction. This loan is convertible to equity in Boston West, at BCI's option, at 115% of the original equity price.

      On May 30, 1995, Boston West issued an additional $2.5 million of common equity units to an independent investor group. As of this date, the Company will no longer consolidate the operations of Boston West into its financial statements. The Company will realize a pro-rata share of the losses of its minority interest in Boston West until the independent investor group pays in full certain notes receivable to Boston West, due January 15, 1996, which are secured by $1.2 million of Boston West common equity units. At that time, the Company will account for its minority interest in Boston West using the cost method of accounting for investments. The Company's minority ownership may be increased upon exercise of a conversion option of the preferred stock to up to approximately 35% by an option to co-fund the capital requirements of Boston West up to a maximum of $15 million. This $15 million may be funded, in part, by proceeds of the purchase option in the equipment and real property leases when and if they are exercised.

      Since the start-up of the Company's Boston Chicken/Boston Market operations began in February 1994 and its first retail store did not open until July 1994, most of the prior year results of operations and other prior year financial performance presented in this Form 10-Q, which are discussed and analyzed below, were comprised solely of the Company's Carl's Jr. operations, unless otherwise indicated.

                             CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MAY 22, 1995 AND MAY 23, 1994


(Continued)


NOTE (B)  COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Company is subject to various claims, lawsuits and other disputes with third parties incidental to its operations. While certain of these matters involve claims for substantial amounts, the Company intends to defend these actions vigorously and it is the opinion of the Company's management, in consultation with its attorneys, that their ultimate resolution will not have a material adverse effect on the Company's consolidated financial statements.

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Consolidated net income for the 16 weeks ended May 22, 1995 nearly tripled to $1.9 million, or $.11 per share, as compared with the first quarter of fiscal 1995. These results were primarily due to operating efficiencies achieved at the Company's Carl's Jr. restaurants. The Company believes the continued improvement in the Company's Carl's Jr. operations during the first quarter of fiscal 1996 reinforces its ongoing commitment to refocus its resources on its Carl's Jr. operations. A key component of the Company's new strategy is an extensive remodeling program for its existing Carl's Jr. restaurants, as many as 70 of which are planned for the current year. Plans are also underway to expand the Carl's Jr. concept by opening 15 new Company-operated restaurants in the coming year.

         A new advertising agency was appointed in February 1995 to assist the Company in redirecting its Carl's Jr. marketing programs and restoring its reputation of offering superior quality products. An aggressive new advertising campaign was introduced near the end of May 1995 and management is encouraged by its early results. The Company is also aggressively exploring and testing a variety of new ideas, products and other opportunities aimed at increasing its Carl's Jr. retail sales.

         One such opportunity is offering other branded products from Carl's Jr. restaurants. In May 1995, the Company entered into a five-year agreement with GB Foods Corporation, operator of the Green Burrito concept, under which the Company and, in some cases, its franchisees will convert a minimum of 140 restaurants to Carl's Jr./Green Burrito dual-brand restaurants. The roll out of these dual-brand restaurants will be done in conjunction with the Company's remodeling program and each location is expected to cost approximately
$100,000. The Company is also currently testing this dual-brand concept with Long John Silver's products.

         As part of the Company's plans to offer Carl's Jr. products from smaller, non-traditional sites, the Company entered into an agreement in May 1995 with Unocal 76 Products Company ("Unocal") to jointly test the offering of Carl's Jr. products from Unocal Fast Break convenience stores and gasoline stations in California. Ten such sites will be opened by Unocal at their expense during the next 12 months under this agreement.

         Internationally, the Company entered into a joint venture agreement with its Malaysian-based licensee, Mbf Holdings Berhard in May 1995. Under the terms of this agreement, a minimum of 130 Carl's Jr. restaurants will be developed in 16 Asian countries over the next five years. The Company will hold a 30% equity interest in this venture with no capital outlay requirements.

         Finally, as part of its new strategy, the Company redefined its Boston Chicken/Boston Market operations and entered into a transaction in April 1995 that resulted in the formation of a new privately owned company, Boston West, L.L.C. ("Boston West"). This new entity assumed the operations of all of the Company's 25 Boston Chicken and Boston Market stores and agreed to fulfill the Company's remaining obligation to develop an additional 175 Boston Market stores under its January 1994 area development agreement with Boston Chicken, Inc. ("BCI").

         In connection with this transaction, the Company received preferred stock and all the outstanding common equity units in Boston West, valued at approximately $23 million and $620,000, respectively, in exchange for a majority of its existing Boston Chicken/Boston Market restaurant assets. In addition, this transaction provides for the leasing of approximately $12 million of equipment and real property retained by the Company to Boston West at current market rates. An affiliate of BCI has an option to purchase all the equipment and real property leased by the Company to Boston West. BCI agreed to lend Boston West, over time, up to $63.8 million as part of this transaction. This loan is convertible to equity in Boston West, at BCI's option, at 115% of the original equity price.

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


(Continued)

         On May 30, 1995, Boston West issued an additional $2.5 million of common equity units to an independent investor group. The Company's minority ownership may be increased upon exercise of a conversion option of the preferred stock to up to approximately 35% by an option to co-fund the capital requirements of Boston West up to a maximum of $15 million. This $15 million may be funded, in part, by proceeds of the purchase option in the equipment and real property leases when and if they are exercised.

         Since the start-up of the Company's Boston Chicken/Boston Market operations began in February 1994 and its first retail store did not open until July 1994, most of the prior year results of operations and other prior year financial performance presented in this Form 10-Q, which are discussed and analyzed below, were comprised solely of the Company's Carl's Jr. operations, unless otherwise indicated.

RESULTS OF OPERATIONS

         For the 16 weeks ended May 22, 1995, consolidated retail sales, comprised mainly of sales from Carl's Jr. restaurants, increased 4.2% to $116.0 million. On a same-store basis, these sales, which are calculated using only restaurants open for the full quarters being compared, approximated year-ago levels, representing a significant improvement over the approximately 4% decline in same-store sales for the comparable fiscal 1995 quarter. The Company believes that its retail sales were positively affected by improving customer price/value perceptions as a result of new pricing strategies implemented throughout fiscal 1995. The weighted-average number of Company restaurants operating in fiscal 1996 was slightly higher than fiscal 1995, which also contributed to the increase in retail sales.

         Revenues from franchised and licensed restaurants decreased 8.9% to $21.6 million in the current year mainly due to fewer sales of food service products to Carl's Jr. franchisees and licensees by the Company's distribution centers. Distribution center sales to the Company's Carl's Jr. franchisees, which account for over 70% of total revenues from franchised and licensed restaurants, decreased in fiscal 1996 largely due to a decrease in the weighted-average number of franchisees operating in the current year. Distribution center sales to the Company's Carl's Jr. licensees, which account for nearly 5% of total revenues from franchised and licensed restaurants, were lower in the current year because many of the food products purchased by the Company's Mexican licensees are now being sold to these licensees directly from third-party Mexican distributors.

         The gross margins of the Company's retail operations improved from 15.5% in fiscal 1995 to 18.3% in the current year. This improvement is particularly noteworthy considering that same-store sales for the Company's Carl's Jr. restaurants approximated year-ago levels and the start-up nature of the Company's Boston Chicken/Boston Market operations. It also reflects the Company's continued commitment to improving the cost structure of its Carl's Jr. restaurants.

        The total cost of the Company's consolidated retail operations increased slightly in the current year as compared with fiscal 1995 due in large part to a 6.4% increase in food and packaging costs, reflective of increases in commodity prices as well as increases attributable to the Company's current year Boston Chicken/Boston Market operations. Offsetting these increases was a sharp decline in the payroll and other benefit costs of the Company's Carl's Jr. operations. These costs decreased $3.1 million, or 8.8%, in fiscal 1996 due to the Company's continuous efforts to improve labor productivity and decrease its workers' compensation costs. Occupancy and other operating costs increased slightly in the current year due to the slight increase in the number of stores and restaurants operating in fiscal 1996 as compared with the prior year.

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


(Continued)

         General and administrative expenses were $1.0 million, or 10.6%, higher in the first quarter of fiscal 1996 as compared with the same fiscal 1995 quarter largely due to the Company's Boston Chicken/Boston Market operations in the current year. Additionally, the prior year general and administrative expenses included several nonrecurring items, including a $2.7 million reduction resulting from the reversal of certain previously established lease subsidy reserves; $472,000 of expenses associated with the rollout of new menu boards and other repositioning efforts and the corresponding write-off of the old menu boards; and $254,000 of site conversion costs related to the Company's Boston Chicken/Boston Market operations, for a net reduction of $1.9 million in that year.

         Interest expense increased 7.2% to $2.8 million in the current year as a result of higher borrowings this year as compared with fiscal 1995.

         Other income, net in the first quarter of both fiscal 1996 and fiscal 1995 was comprised of interest on notes and leases receivable and other nonrecurring income. The total of such income earned in the current year approximates that of the prior year.

         The current year effective tax rate is higher than fiscal 1995 and approximates statutory levels. This increase is largely due to the elimination in December 1994 of federal tax credits related to the hiring of certain qualified employees.


  FINANCIAL CONDITION

         The development of the Company's Boston Chicken/Boston Market operations prior to the sale of the common equity units in Boston West materially impacted the Company's financial condition. Total cash and cash equivalents decreased $8.8 million and total bank borrowings increased $11.2 million largely as a result of the seven Boston Market stores opened and the eleven additional stores that were under development during the first quarter of fiscal 1996. Total cash available to the Company as of May 22, 1995 was $8.9 million, which includes $2.6 million of holdings in a diversified, highly-liquid investment portfolio with minimal interest rate risk.

         Following the formation of Boston West, the Company's loan agreement with its bank was amended such that borrowings totaling $28.0 million drawn against a former revolving credit line primarily to fund the development of the Company's Boston Chicken/Boston Market operations were converted to a term loan, payable in quarterly installments through September 1998. In addition, a new $15 million unsecured revolving credit line that expires in June 1996 was established for use in the Company's ongoing Carl's Jr. operations. As of May 22, 1995, a total of $14.7 million was available to the Company under this new credit line.

         As of May 22, 1995, the Company was not in compliance with one of its covenants governing its bank agreement. A waiver of the requirements of this covenant was received and a more favorable covenant was negotiated in its place that will apply to future measurement periods.

         The Company's primary sources of liquidity are its retail sales, which are generated in cash. As the Company is no longer the exclusive provider of capital for Boston West, future capital needs will arise, principally, for the construction of new Carl's Jr. restaurants, the remodeling of existing restaurants, the payment of lease obligations, the repayment of debt and the possible exercise of the option to increase the Company's existing equity interest in Boston West by $15 million.

         The Company believes that cash generated from its Carl's Jr. operations, along with the cash and marketable securities on hand as of May 22, 1995, and a combination of proceeds from its new revolving credit line and borrowings from other banks or financial institutions will provide the Company the funds necessary to meet all of the capital requirement and other obligations described above.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit 11  Calculation of Earnings per Share

         (b) Exhibit 27 Financial Data Schedule (included only with electronic filing)

         (c) No reports on Form 8-K were filed during the sixteen weeks ended May 22, 1995.


                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CKE RESTAURANTS, INC.
                                       -------------------------------------
                                       (Registrant)


July 5, 1995                           /s/  Joseph N. Stein
- ------------                           -------------------------------------
Date                                   Senior Vice President,
                                       Chief Financial Officer and Duly
                                       Authorized Officer