Form 10-Q
period 1995-08-14
CKE RESTAURANTS INC
filed 1995-09-27
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                   ------------------------------------------

                                   FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   August 14, 1995

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

for the transition period from ______________________ to ____________________

                    Commission file number      1-13192

                             CKE RESTAURANTS, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                        33-0602639
- ------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1200 North Harbor Boulevard, Anaheim, CA                         92801
- ------------------------------------------------------------------------------
(Address of principal executive offices)                       (zip Code)



Registrant's telephone number, including area code         (714) 774-5796

                                NOT APPLICABLE
        ----------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.



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

        $.01 par value common-19,002,711 shares as of September 19, 1995

                             CKE RESTAURANTS, INC.

                                     INDEX


                                                                                                                   Page
                                                                                                                   ----
          Part I.  Financial Information

              Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets as of August 14, 1995 and January 30, 1995  . . . . . . . . . .        3

                  Consolidated Statements of Income for the twelve and twenty-eight weeks
                      ended August 14, 1995 and August 15, 1994 . . . . . . . . . . . . . . . . . . . . . . .        4

                  Consolidated Statements of Cash Flows for the twenty-eight weeks ended
                      August 14, 1995 and August 15, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .      5-6

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .      7-8

              Item 2.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .     9-11


          Part II.  Other Information

              Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .       12

              Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .    12-13

PART 1.   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             CKE RESTAURANTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                        August 14,              January 30,
                                                                                          1995                      1995
                                                                                       -----------              -----------
                                                                     ASSETS
   Current assets:
       Cash and cash equivalents                                                       $  8,299                  $ 15,174
       Marketable securities                                                              2,241                     3,088
       Accounts receivable                                                               10,034                    12,411
       Related party receivables                                                          1,629                     1,509
       Inventories                                                                        6,303                     5,950
       Deferred income taxes, net                                                        12,034                    12,254
       Other current assets                                                               4,937                     6,438
                                                                                       --------                  --------

               Total current assets                                                      45,477                    56,824

   Property and equipment, net                                                          126,764                   133,248
   Property under capital leases, net                                                    29,021                    30,515
   Notes receivable                                                                      10,555                    13,139
   Related party notes receivable                                                         2,135                     2,109
   Other assets                                                                          26,256                     8,526
                                                                                       --------                  --------

                                                                                       $240,208                  $244,361
                                                                                       ========                  ========

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Current portion of long-term debt                                               $ 12,662                  $  8,168
       Current portion of capital lease obligations                                       3,647                     3,581
       Accounts payable                                                                  13,051                    29,754
       Other current liabilities                                                         31,821                    30,065
                                                                                       --------                  --------

               Total current liabilities                                                 61,181                    71,568

   Long-term debt                                                                        32,021                    27,178
   Capital lease obligations                                                             41,082                    42,691
   Other long-term liabilities                                                           13,162                    14,450
   Stockholders' equity:
       Preferred stock, $.01  par value; authorized
           5,000,000 shares; none issued or outstanding                                      --                        --
       Common stock, $.01 par value; authorized
           50,000,000 shares; issued and outstanding
           18,942,491 and 18,845,138 shares                                                 189                       188
       Additional paid-in capital                                                        35,864                    35,119
       Retained earnings                                                                 61,818                    57,725
       Treasury stock, at cost; 670,300
           shares and 590,000 shares                                                     (5,109)                   (4,558)
                                                                                       --------                  --------

               Total stockholders' equity                                                92,762                    88,474
                                                                                       --------                  --------

                                                                                       $240,208                  $244,361
                                                                                       ========                  ========

                             CKE RESTAURANTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                        Twelve Weeks Ended                   Twenty-eight Weeks Ended
                                                   --------------------------             -------------------------------
                                                   August 14,       August 15,            August 14,           August 15,
                                                     1995              1994                  1995                 1994
                                                   ----------       ---------             ----------           ----------
Revenues:
   Retail sales                                     $ 91,483         $ 87,279              $207,515              $198,584
   Franchised and licensed restaurants                16,557           18,031                38,150                41,734
                                                    --------         --------              --------              --------

       Total revenues                                108,040          105,310               245,665               240,318
                                                    --------         --------              --------              --------

Operating costs and expenses:
   Retail operations:
       Food and packaging                             27,291           26,451                63,180                60,189
       Payroll and other employee benefits            25,459           26,301                59,272                61,829
       Occupancy and other operating expenses         19,197           18,943                44,255                43,752
                                                    --------         --------              --------              --------

                                                      71,947           71,695               166,707               165,770

   Franchised and licensed restaurants                16,033           17,137                36,689                39,649
   Advertising expenses                                4,556            5,177                10,819                11,034
   General and administrative expenses                 8,950            8,909                19,632                18,569
                                                    --------         --------              --------              --------

       Total operating costs and expenses            101,486          102,918               233,847               235,022
                                                    --------         --------              --------              --------

Operating income                                       6,554            2,392                11,818                 5,296

Interest expense                                      (2,453)          (2,307)               (5,285)               (4,948)
Other income, net                                        497            1,179                 1,204                 1,910
                                                    --------         --------              --------              --------

Income before income taxes                             4,598            1,264                 7,737                 2,258
Income tax expense                                     1,790              400                 3,014                   738
                                                    --------         --------              --------              --------

Net income                                          $  2,808         $    864              $  4,723              $  1,520
                                                    ========         ========              ========              ========

Net income per common and common
   equivalent share                                 $    .15         $    .05              $    .26              $    .08
                                                    ========         ========              ========              ========

Common and common equivalent shares used
   in computing per share amounts                     18,455           18,833                18,441                18,889
                                                    ========         ========              ========              ========

                             CKE RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                            Twenty-eight Weeks Ended
                                                                                          ----------------------------
                                                                                          August 14,        August 15,
                                                                                            1995              1994
                                                                                          ----------        ----------
Net cash flow from operating activities:
   Net income                                                                              $  4,723          $  1,520
   Adjustments to reconcile net income to net cash provided
    by operating activities:
     Noncash franchise revenues                                                                (242)               67
     Depreciation and amortization                                                           11,131            11,901
     Loss on sale of property and equipment                                                   1,954             1,789
     Reversal of rent subsidy reserves                                                         (327)           (2,680)
     Write-down of long-term investment                                                       1,459                --
     Net noncash investment income                                                             (559)               (5)
     Deferred income taxes                                                                      220                --
     Settlement of notes receivable                                                          (1,292)               --
     Payment of arbitration settlement                                                           --            (3,000)
     Net change in receivables, inventories and other current assets                           (608)            2,193
     Net change in other assets                                                                (266)             (726)
     Net change in accounts payable and other current liabilities                            (2,183)             (107)
                                                                                          ---------         ---------

       Net cash provided by operating activities                                             14,010            10,952
                                                                                          ---------         ---------

Cash flow from investing activities:
   Purchases of:
     Marketable securities                                                                       --            (2,279)
     Property and equipment                                                                 (16,932)          (13,673)
     Long-term investment                                                                      (715)               --
   Proceeds from sales of:
     Marketable securities                                                                      879             8,890
     Property and equipment                                                                      21                30
   Collections on leases receivable                                                              80                72
   Increase in notes receivable and related party notes receivable                              (70)             (999)
   Collections on notes receivable and related party notes receivable                           935             1,545
                                                                                         ----------         ---------

       Net cash used in investing activities                                                (15,802)           (6,414)
                                                                                         ----------         ---------

Cash flow from financing activities:
   Net change in bank overdraft                                                             (11,265)             (286)
   Short-term borrowings                                                                     38,460             3,900
   Repayments of short-term borrowings                                                      (33,910)           (3,900)
   Long-term borrowings                                                                       9,175                --
   Repayments of long-term borrowings                                                        (4,529)           (9,000)
   Repayments of capital lease obligations                                                   (1,543)           (1,414)
   Net change in other long-term liabilities                                                   (939)           (1,663)
   Purchase of treasury stock                                                                  (551)              (98)
   Exercise of stock options                                                                    746               727
   Payment of dividends                                                                        (727)             (749)
                                                                                         ----------         ---------

       Net cash used in financing activities                                                 (5,083)          (12,483)
                                                                                         ----------         ---------

          Net decrease in cash and cash equivalents                                      $   (6,875)        $  (7,945)
                                                                                         ==========         =========

                             CKE RESTAURANTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                Twenty-eight Weeks Ended
                                                                                ----------------------------
                                                                                August 14,        August 15,
                                                                                  1995              1994
                                                                               -----------        ----------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest (net of amounts capitalized)                                     $    5,382         $   4,837
     Income taxes                                                                   1,611               302

   Noncash investing and financing activities:
     Investing activities:
       Transfer of other current assets to marketable securities                       --             6,776
       Transfer of inventory, current assets and
         property and equipment to other assets                                    20,877                --

       Other leasing activities:
         Reversal of certain lease subsidy reserves                                    --             2,680

     Franchising and reorganization activities:
       Increase in property and equipment                                          (3,418)           (1,289)
       Assumption of various liabilities                                             (296)               --
       Decrease in notes receivable                                                 3,714             1,356

                             CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 14, 1995 AND AUGUST 15, 1994

NOTE (A)  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of CKE Restaurants, Inc. and its wholly owned subsidiaries (the "Company") and have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's 1995 Annual Report to Stockholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

      In April 1995, the Company entered into a transaction that resulted in the formation of a new privately owned company, Boston West, L.L.C. ("Boston West"). This new entity assumed the operations of all of the Company's 25 Boston Chicken and Boston Market stores and agreed to fulfill the Company's remaining obligation to develop an additional 175 Boston Market stores under its January 1994 area development agreement with Boston Chicken, Inc. ("BCI"). In connection with this transaction, the Company received preferred units and all the outstanding common equity units in Boston West, valued at approximately $23.0 million and $620,000, respectively, in exchange for a majority of its existing Boston Chicken/Boston Market restaurant assets. In addition, this transaction provides for the leasing of approximately $12.0 million of equipment and real property retained by the Company to Boston West at current market rates. An affiliate of BCI has an option to purchase all the equipment and real property leased by the Company to Boston West. BCI agreed to lend Boston West, over time, up to $63.8 million as part of this transaction. This loan is convertible to equity in Boston West, at BCI's option, at 115% of the original equity price. In addition, pursuant to this agreement, the Company has an option to co-fund, along with BCI loan proceeds, the capital requirements of Boston West up to a maximum of $15.0 million, of which the Company has funded approximately $1.7 million to date. The $15.0 million may be funded, in part, by proceeds of the purchase option in the equipment and real property leases when and if they are exercised. Upon exercise of this co-funding option and upon conversion of the preferred units, the Company's minority interest in Boston West may be increased to up to approximately 35%.

      On May 30, 1995, Boston West issued an additional $2.5 million of common equity units to an independent investor group in return for cash and certain notes receivable, due January 15, 1996, which are secured by $1.2 million of Boston West common equity units. As of this date, the Company ceased consolidating the operations of Boston West into its financial statements and commenced realizing a pro-rata share of the losses of its minority interest in Boston West.

      On September 12, 1995, Boston West formally agreed to repurchase one half of the Company's outstanding common equity units in Boston West, at a purchase price of $10.00 per unit, or $310,000. As of this date, the Company will account for its minority interest in Boston West using the cost method of accounting for investments. The Company has an option, expiring January 15, 1997, to repurchase from Boston West the common equity units at an option price of $10.00 per unit.

      Since the start-up of the Company's Boston Chicken/Boston Market operations began in February 1994 and its first retail store did not open until July 1994, most of the prior year results of operations and other prior year financial performance presented in this Form 10-Q were comprised solely of the Company's Carl's Jr. operations, unless otherwise indicated.

                             CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 14, 1995 AND AUGUST 15, 1994

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


NOTE (C) EARNINGS PER SHARE

      Earnings per share is computed based on the weighted average number of common shares outstanding during the period, after consideration of the dilutive effect of outstanding options. For all periods presented, primary earnings per share approximate fully diluted earnings per share.


NOTE (D)  RECLASSIFICATIONS

      Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 1996 presentation.

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      Consolidated net income for both the 12 and 28-week periods ended August 14, 1995 more than tripled to $2.8 million and $4.7 million, or $.15 and $.26 per share, respectively, as compared with the corresponding periods of the prior year. These positive results were primarily due to increased sales growth and continued improvements in operating efficiencies in the Company's Carl's Jr. restaurants. The Company believes that this trend of improved operating margins will be further enhanced by the extensive remodeling program of its existing Carl's Jr. restaurants and the continued roll out of its Carl's Jr./Green Burrito dual-brand restaurants.

      A new advertising agency was appointed in February 1995 to assist the Company in redirecting its Carl's Jr. marketing programs and restoring its reputation of offering superior quality products. An aggressive new advertising campaign was introduced in the beginning of May 1995 and management is encouraged by its results. Both customer transactions and the average guest check have increased in the second quarter of fiscal 1996, as compared with the immediately preceding quarter and the second quarter of the prior year.

      In May 1995, the Company entered into a five-year agreement with GB Foods Corporation, operator of The Green Burrito concept, under which the Company and, in some cases, its franchisees, will convert up to 200 restaurants to Carl's Jr./Green Burrito dual-brand restaurants. The roll out of these dual-brand restaurants will be done in conjunction with the Company's remodeling program. To date, the Company is currently operating nine Carl's Jr./Green Burrito dual concept restaurants and plans to convert ten additional restaurants by January 1996. Early results indicate that sales in these nine restaurants are averaging approximately 130% of pre-conversion average sales.

      As part of the Company's plans to offer Carl's Jr. products from smaller, non-traditional sites, the Company entered into an agreement in May 1995 with Unocal 76 Products Company ("Unocal") to jointly test the offering of Carl's Jr. products from Unocal Fast Break convenience stores and gasoline stations in California. Under this agreement, ten such sites will be opened by Unocal at their expense during the next 12 months, with two sites expected to open by November 1995.

      In another dual-brand test, the Company converted three California Carl's Jr. locations to Carl's Jr./Long John Silver restaurants. The Company is encouraged by the preliminary test results in these restaurants, which show improvements in same-store sales.



RESULTS OF OPERATIONS

      Retail sales, comprised mainly of sales from Carl's Jr. restaurants, increased 4.8% and 4.5% in the 12 and 28-week periods ended August 14, 1995 to $91.5 million and $207.5 million, respectively. Same-store sales increased approximately 3% in the second quarter of this year. The quarterly increase in the current period is the first experienced by the Company in the last five years. This increase is a marked improvement as compared with the 1% decline in same-store sales experienced in the second quarter of the prior fiscal year. Same-store sales, as measured by the Company, are calculated using only restaurants open for the full periods being compared. Retail sales in the current year were positively impacted as a result of the Company's continued focus on promoting great tasting new and existing food products. This strategy, which was implemented in the latter part of the prior fiscal year, is further reinforced by the introduction in May 1995 of the Company's new advertising campaign. Also contributing to the rise in retail sales for the current periods presented are efficiencies made in the Carl's Jr. restaurants in the area of speed of service and the increase in the weighted-average number of Company restaurants operating in fiscal 1996 as compared with fiscal 1995.

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(Continued)

RESULTS OF OPERATIONS


      Revenues from franchised and licensed restaurants for the 12 and 28-week periods ended August 14, 1995, decreased $1.5 million, or 8.2%, and $3.6 million, or 8.6%, respectively, as compared with the corresponding periods of the prior year. The decline in revenues for both periods reflects fewer sales of food service products to Carl's Jr. franchisees and licensees by the Company's distribution centers. Distribution center sales to the Company's Carl's Jr. franchisees, which account for nearly 75% of total revenues from franchised and licensed restaurants for both periods presented, decreased in fiscal 1996 as a result of a decrease in the weighted-average number of franchised restaurants operating in the current year. Distribution center sales to the Company's Carl's Jr. licensees, which account for approximately 3% of total revenues from franchised and licensed restaurants for both periods presented, were lower in the current year because many of the food products purchased by the Company's Mexican licensees are now being sold to these licensees directly from third-party Mexican distributors.

      Gross margins of the Company's retail operations increased approximately 3.5% and 3.2% to 21.4% and 19.7% for the 12 and 28-week periods ended August 14, 1995, respectively, as compared with the corresponding periods of the prior fiscal year. The improvements in gross margins were primarily attributable to notable declines in the payroll and other benefit costs of the Carl's Jr. operations as a result of the Company's continuous efforts to improve labor productivity and decrease its workers' compensation costs. Furthermore, occupancy and other operating expenses, as a percentage of retail sales, decreased for the both periods presented in the current year, while food and packaging cost, as a percentage of retail sales, decreased in the current quarter and remained relatively flat on a year-to-date basis, as compared with the same periods of the prior fiscal year. These favorable results reflect the Company's continued commitment to improve the cost structure of its Carl's Jr. restaurants. Gross margins for the current 28-week period were unfavorably impacted during the first 16 weeks by the start-up nature of the Company's Boston Chicken/Boston Market operations.

      General and administrative expenses were $1.1 million, or 5.7%, higher for the 28-week period of the current year as compared with the same period of the prior year largely due to the Company's Boston Chicken/Boston Market operations. Current year-to-date general and administrative expenses compares favorably considering prior year amounts were reduced by approximately $1.7 million as a result of several nonrecurring items, primarily including the reduction of certain previously established lease subsidy reserves. General and administrative expenses, as a percentage of total revenues, decreased in the second quarter of fiscal 1996 as compared with the second quarter of fiscal 1995.

      Interest expense for the 12 and 28-week periods of the current year increased 6.3% and 6.8% to $2.5 million and $5.3 million, respectively, as compared with the 12 and 28-week periods of fiscal 1995, as a result of higher levels of borrowings outstanding in the current year.

      Other income, net, in both fiscal 1996 and fiscal 1995 was comprised of investment income, interest on notes and leases receivables, gains and losses on sales of restaurants, and other non-recurring income. Other income, net, decreased $682,000 and $706,000 from the 12 and 28-week periods of fiscal 1995, respectively, primarily due to lower average investment portfolios and lower average notes receivable balances during fiscal 1996 as compared with the prior year periods.

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

                             CKE RESTAURANTS, INC.
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(Continued)

FINANCIAL CONDITION

      For the 28-week period ended August 14, 1995, the Company generated cash flows from operating activities of $14.0 million, compared with $11.0 million for the same period of the prior year. Prior to the sale of the common equity units in Boston West on May 30, 1995, the development of the Company's Boston Chicken/Boston Market operations unfavorably impacted the Company's financial results. Total cash and cash equivalents decreased $6.9 million from January 30, 1995, as the Company used cash flows from operations to fund capital additions of approximately $16.9 million and increased total bank borrowings by $9.2 million, a majority of which was attributable to the seven Boston Market stores opened and the eleven additional stores that were under development during the first quarter of fiscal 1996. Total cash available to the Company as of August 14, 1995 was $10.5 million, which includes $2.2 million of holdings in a diversified, highly liquid investment portfolio with minimal interest rate risk.

      Following the formation of Boston West, the Company's loan agreement with its bank was amended such that borrowings totaling $28.0 million drawn against a former revolving credit line primarily to fund the development of the Company's Boston Chicken/Boston Market operations were converted to a term loan, payable in quarterly installments through September 1998. In addition, a new $15.0 million unsecured revolving credit line that expires in June 1996 was established for use in the Company's ongoing Carl's Jr. operations. As of August 14, 1995, a total of $10.5 million was available to the Company under this new credit line.

      The Company's primary sources of liquidity are its retail sales, which are generated in cash. As the Company is no longer the exclusive provider of capital for Boston West, future capital needs will arise, principally, for the construction of new Carl's Jr. restaurants, the remodeling of existing restaurants, the payment of lease obligations, the repayment of debt and the possible exercise of the option to increase the Company's existing equity interest in Boston West.

      The Company believes that cash generated from its Carl's Jr. operations, along with the cash and marketable securities on hand as of August 14, 1995, and a combination of proceeds from its new revolving credit line and borrowings from other banks or financial institutions will generate cash flows sufficient to fund all of the Company's capital requirements and other obligations described above.

                          PART II.  OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS:     None

ITEM 2.    CHANGES IN SECURITIES:     None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      The Annual Meeting of Stockholders of CKE Restaurants, Inc. was held on June 21, 1995, for the purpose of electing certain members of the board of directors, and to consider and approve the Company's 1994 Employee Stock Purchase Plan.

      Management's nominees for directors were elected by the following vote:

                                                                    Shares Voted                Authority To Vote
                                                                       "FOR"                        "WITHHELD"
                                                                   -------------                ------------------
                          Carl L. Karcher                            15,379,227                      806,927
                          Frank P. Willey                            15,434,931                      751,223


      The proposal to approve the Company's 1994 Employee Stock Purchase Plan was approved by the following vote:

                                       Shares Voted               Shares Voted                Shares Voted
                                          "FOR"                     "AGAINST"                 "ABSTAINING"
                                      -------------               -------------               ------------
                                        14,997,696                  1,021,411                   167,047


ITEM 5.    OTHER INFORMATION:     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

      (a)   Exhibit 11 - Calculation of Earnings per Share
      (b)   Exhibit 27 - Financial Data Schedule
      (c) A report on Form 8-K was filed on June 12, 1995 which provides pro forma financial information, giving effect to the sale of certain Boston West L.L.C. membership units to third party investors as if the sale had occurred on January 30, 1995 and May 22, 1995, respectively.
                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           CKE RESTAURANTS, INC.
                                                           ---------------------
                                                                      (Registrant)


  September 27, 1995                                       /s/   Joseph N. Stein
- -------------------------                                  -----------------------------------------------
         Date                                              Senior Vice President,
                                                           Chief Financial Officer and
                                                           Duly Authorized Officer