Form 10-Q
period 1995-11-06
CKE RESTAURANTS INC
filed 1995-12-21
CIK 919628

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                      -------------------------------------


                                  FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


       For the quarterly period ended     November 6, 1995
                                      -----------------------


                                      OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


       for the transition period from                   to
                                      -----------------     ------------------


                      Commission file number      1-13192
                                             ------------------


                            CKE RESTAURANTS, INC.
      -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                  33-0602639
------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


1200 North Harbor Boulevard, Anaheim, CA                92803
------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code  (714) 774-5796
                                                   -----------------


                                NOT APPLICABLE
           -------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.



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


        $.01 par value common-18,485,265 shares as of December 12, 1995
        ---------------------------------------------------------------

                             CKE RESTAURANTS, INC.


                                     INDEX


                                                                                  Page
                                                                                  ----
  Part I.  Financial Information

      Item 1.  Consolidated Financial Statements:

               Consolidated Balance Sheets as of November 6, 1995 and
                 January 30, 1995   . . . . . . . . . . . . . . . . . . .           3

               Consolidated Statements of Income for the twelve and forty
                  weeks ended November 6, 1995 and November 7, 1994 . . .           4

               Consolidated Statements of Cash Flows for the forty weeks
                  ended November 6, 1995 and November 7, 1994 . . . . . .         5-6

               Notes to Consolidated Financial Statements . . . . . . . .         7-8

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . . .        9-11


  Part II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .          12

  Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             CKE RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                  (Unaudited)

                                                                     November 6,          January 30,
                                                                        1995                 1995
                                                                     ----------           ----------
                                                         ASSETS
   Current assets:
        Cash and cash equivalents                                     $  8,664             $ 15,174
        Marketable securities                                            2,339                3,088
        Accounts receivable                                              8,184               12,411
        Related party receivables                                        1,611                1,509
        Inventories                                                      6,044                5,950
        Deferred tax asset, net                                         12,003               12,254
        Other current assets                                             5,762                6,438
                                                                      --------             --------
            Total current assets                                        44,607               56,824

   Property and equipment, net                                         127,814              133,248
   Property under capital leases, net                                   28,276               30,515
   Notes receivable                                                     12,502               13,139
   Related party notes receivable                                        2,022                2,109
   Other assets                                                         25,691                8,526
                                                                      --------             --------
                                                                      $240,912             $244,361
                                                                      ========             ========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
        Current portion of long-term debt                              $ 12,495            $  8,168
        Current portion of capital lease obligations                      3,677               3,581
        Accounts payable                                                 12,323              29,754
        Other current liabilities                                        32,864              30,065
                                                                       --------            --------
            Total current liabilities                                    61,359              71,568
                                                                       --------            --------

   Long-term debt                                                        30,239              27,178
   Capital lease obligations                                             40,248              42,691
   Other long-term liabilities                                           12,700              14,450
   Stockholders' equity:
        Preferred stock, $.01 par value; authorized
            5,000,000 shares; none issued or outstanding                     --                  --
        Common stock, $.01 par value; authorized
            50,000,000 shares; issued and outstanding
            19,115,319 and 18,845,138 shares                                191                 188
        Additional paid-in capital                                       37,137              35,119
        Retained earnings                                                64,147              57,725
        Treasury stock, at cost; 670,300 shares and
            590,000 shares                                               (5,109)             (4,558)
                                                                       --------            --------
            Total stockholders' equity                                   96,366              88,474
                                                                       --------            --------
                                                                       $240,912            $244,361
                                                                       ========            ========

                             CKE RESTAURANTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands except per share amounts)
                                  (Unaudited)

                                                      Twelve Weeks Ended           Forty Weeks Ended
                                                   ------------------------    -------------------------
                                                 November 6,    November 7,    November 6,   November 7,
                                                     1995          1994           1995          1994
                                                 ----------     ----------     ----------    ----------
Revenues:

   Retail sales                                   $ 95,316       $ 87,061       $302,831      $285,645
   Franchised and licensed restaurants              17,758         16,725         55,908        58,459
                                                  --------       --------       --------      --------
        Total revenues                             113,074        103,786        358,739       344,104
                                                  --------       --------       --------      --------

Operating costs and expenses:

   Retail operations:

        Food and packaging                          29,659         26,011         92,839        86,200
        Payroll and other employee benefits         26,105         26,051         85,377        87,880
        Occupancy and other operating expenses      19,364         19,717         63,619        63,469
                                                  --------       --------       --------      --------
                                                    75,128         71,779        241,835       237,549

   Franchised and licensed restaurants              16,695         15,929         53,384        55,578
   Advertising expenses                              4,498          4,408         15,317        15,442
   General and administrative expenses               9,380         10,089         29,012        28,658
                                                  --------       --------       --------      --------
        Total operating costs and expenses         105,701        102,205        339,548       337,227
                                                  --------       --------       --------      --------

Operating income                                     7,373          1,581         19,191         6,877
Interest expense                                    (2,300)        (2,143)        (7,585)       (7,091)
Other income, net                                      254            795          1,458         2,705
                                                  --------       --------       --------      --------

Income before income taxes                           5,327            233         13,064         2,491
Income tax expense (benefit)                         2,306            (53)         5,320           685
                                                  --------       --------       --------      --------
Net income                                        $  3,021       $    286       $  7,744      $  1,806
                                                  ========       ========       ========      ========

Net income per common and common
   equivalent share                               $    .16       $    .02       $    .42      $    .10
                                                  ========       ========       ========      ========

Common and common equivalent shares
   used in computing per share amounts              18,706         18,693         18,596        18,827
                                                  ========       ========       ========      ========

                             CKE RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                                Forty weeks Ended
                                                                            --------------------------
                                                                            November 6,     November 7,
                                                                               1995            1994
                                                                            ----------      ----------
Net cash flow from operating activities:

   Net income                                                               $  7,744        $  1,806
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Noncash franchise revenues                                                  131             152
     Depreciation and amortization                                            16,058          16,919
     Loss on sale of property and equipment                                    1,600           1,865
     Reversal of rent subsidy reserves                                          (327)         (2,680)
     Loss on equity investments                                                2,733              --
     Net noncash investment income                                              (803)           (210)
     Settlement of notes receivable                                           (1,292)             --
     Payment of arbitration settlement                                            --          (3,000)
     Net change in receivables, inventories and other current assets           1,261            (183)
     Net change in other assets                                                  (67)           (328)
     Net change in accounts payable and other current liabilities             (1,996)           (513)
                                                                            --------        --------
        Net cash provided by operating activities                             25,042          13,828
                                                                            --------        --------
Cash flow from investing activities:

   Purchases of:

     Marketable securities                                                      (686)         (3,212)
     Property and equipment                                                  (22,396)        (24,599)
     Long-term investment                                                     (1,670)             --

   Proceeds from sales of:

     Marketable securities                                                     1,662          14,777
     Property and equipment                                                       21              37
   Collections on leases receivable                                              122             110
   Increase in notes receivable and related party notes receivable            (2,142)         (1,173)
   Collections on notes receivable and related party notes receivable          1,281           1,952
                                                                            --------        --------
        Net cash used in investing activities                                (23,808)        (12,108)
                                                                            --------        --------

Cash flow from financing activities:
   Net change in bank overdraft                                              (11,285)           (776)
   Short-term borrowings                                                      57,060          19,056
   Repayments of short-term borrowings                                       (52,635)        (11,256)
   Long-term borrowings                                                        9,175              --
   Repayments of long-term borrowings                                         (6,343)        (11,636)
   Repayments of capital lease obligations                                    (2,326)         (2,140)
   Net change in other long-term liabilities                                  (1,400)         (2,614)
   Purchase of treasury stock                                                   (551)         (1,979)
   Exercise of stock options                                                   2,021             775
   Payment of dividends                                                       (1,460)         (1,499)
                                                                            --------        --------
        Net cash used in financing activities                                 (7,744)        (12,069)
                                                                            --------        --------
           Net decrease in cash and cash equivalents                        $ (6,510)       $(10,349)
                                                                            ========        ========

                             CKE RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                        Forty Weeks Ended
                                                                    -------------------------
                                                                    November 6,    November 7,
                                                                       1995           1994
                                                                    ----------     ----------
Supplemental disclosures of cash flow information:

   Cash paid during period for:
     Interest (net of amount capitalized)                             $ 7,691       $ 7,011
     Income taxes                                                       2,476           645

   Noncash investing and financing activities:
     Investing activities:
       Transfer of other current assets to marketable securities           --         6,776
       Transfer of inventory, current assets and property
          and equipment to other assets                                20,877            --

       Other investing activities:
          Net change in marketable securities from noncash
            transactions                                                   --          (210)
          Net change in dividends receivable                             (714)           --

     Franchising and reorganization activities:
       Increase in property and equipment                              (2,853)       (1,289)
       Decrease in notes receivable                                     2,883         1,441
       Increase in accounts receivable                                   (200)           --


                            CKE RESTAURANTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    NOVEMBER 6, 1995 AND NOVEMBER 7, 1994


NOTE (A)  BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of CKE Restaurants, Inc. and its wholly owned subsidiaries (the "Company") and have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Fiscal 1995 Annual Report to Stockholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.

        In April 1995, the Company entered into a transaction that resulted in the formation of a new privately owned company, Boston West, L.L.C. ("Boston West"). This new entity assumed the operations of all of the Company's 25 Boston Chicken and Boston Market stores and agreed to fulfill the Company's remaining obligation to develop an additional 175 Boston Market stores under its January 1994 area development agreement with Boston Chicken, Inc. ("BCI"). In connection with this transaction, the Company received preferred units and all the outstanding common equity units in Boston West, valued at approximately $23.0 million and $620,000, respectively, in exchange for a majority of its existing Boston Chicken/Boston Market restaurant assets. In addition, this transaction provides for the leasing of approximately $12.0 million of equipment and real property retained by the Company to Boston West at current market rates. An affiliate of BCI has an option to purchase all the equipment and real property leased by the Company to Boston West. BCI agreed to lend Boston West, over time, up to $63.8 million as part of this transaction. This loan is convertible to equity in Boston West, at BCI's option, at 115% of the original equity price. In addition, pursuant to this agreement, the Company has an option to co-fund, along with BCI loan proceeds, the capital requirements of Boston West up to a maximum of $15.0 million, of which the Company has funded approximately $1.7 million to date through the purchase of additional preferred units. The $15.0 million may be funded, in part, by proceeds of the purchase option in the equipment and real property leases when and if they are exercised. Upon exercise of this co-funding option and upon conversion of the preferred units, the Company's minority interest in Boston West may be increased to up to approximately 35%.

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

        On September 12, 1995, Boston West formally agreed to repurchase one half of the Company's outstanding common equity units in Boston West, at a purchase price of $10.00 per unit, or $310,000. As of this date, the Company began accounting for its minority interest in Boston West using the cost method of accounting for investments.

        Since the start-up of the Company's Boston Chicken/Boston Market operations began in February 1994, and its first retail store did not open until July 1994, most of the prior year results of operations and other prior year financial performance presented in this Form 10-Q were comprised solely of the Company's Carl's Jr. operations, unless otherwise indicated.

                             CKE RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     NOVEMBER 6, 1995 AND NOVEMBER 7, 1994

(Continued)

NOTE (B) COMMITMENTS AND CONTINGENCIES

        In the ordinary course of business, the Company is subject to various claims, lawsuits and other disputes with third parties incidental to its operations. While certain of these matters involve claims for substantial amounts, the Company intends to defend these actions vigorously, and it is the opinion of the Company's management, in consultation with its attorneys, that their ultimate resolution will not have a material adverse effect on the Company's consolidated financial statements.


NOTE (C) EARNINGS PER SHARE

        Earnings per share is computed based on the weighted average number of common shares outstanding during the period, after consideration of the dilutive effect of outstanding options. For all periods presented, primary earnings per share approximate fully diluted earnings per share.


NOTE (D) SUBSEQUENT EVENT

        On November 30, 1995, the Company and Summit Family Restaurants Inc. signed an agreement and plan of merger and reorganization.

        Under the terms of this merger and plan of reorganization agreement, CKE Restaurants will acquire all of the outstanding common and preferred stock of Summit Family Restaurants for a purchase price equal to $3.00 per share in cash and .20513 shares of CKE common stock provided that the average CKE common stock price is between $12.25 per share and $17.00 per share at the closing.
If the average CKE common stock price is higher than $17.00 or lower than $12.25 at the closing, the exchange ratio may be adjusted accordingly. This transaction will result in the merger of Summit Family Restaurants into a newly formed subsidiary of CKE Restaurants, which will survive the merger. The merger, which is expected to close in the first quarter of 1996, is subject to Summit Family Restaurants' shareholder approval and the satisfactory completion of certain conditions, which the parties are currently negotiating. The total estimated purchase price of this transaction is approximately $34.5 million.

        Summit Family Restaurants operates restaurants under three concepts: 80 company-operated and 24 franchised family style JB's Restaurants; six Galaxy Diner restaurants, which is a promising new 50's diner concept; and 16 HomeTown Buffet restaurants, which are operated by Summit as a franchisee.

        On December 19, 1995, Giant Group, Ltd., a Delaware corporation, filed an action in the U.S. District court against William P. Foley II, the Company's Chairman of the Board and Chief Executive Officer, Fidelity National Financial, Inc., the Company and certain other individuals alleging that the defendants have engaged in various unlawful activities, including trading in non-public confidential information and violating the disclosure requirements of Section 13(d) of the Securities Exchange Act of 1934, in connection with purchases of shares of Giant Group by Fidelity National Financial, Inc. and Mr. Foley. The Company did not purchase, does not own, and has no intention to purchase or own any Giant Group shares. The Company, Mr. Foley and Fidelity National Financial, Inc. believe the allegations in the complaint to be totally without merit and intend to defend the action vigorously.


NOTE (E)  RECLASSIFICATIONS

        Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        Consolidated net income for the 12 and 40-weeks ending November 6, 1995 increased $2.7 million and $5.9 million to $3.0 million and $7.7 million, respectively, as compared with the corresponding periods of the prior year.
The improved third quarter performance is primarily attributed to the continued progress with the Company's programs to enhance sales growth and to reduce costs through improved operating efficiencies. The Company believes that this trend of improved operating margins will be further enhanced by the rapid roll out of its Carl's Jr./Green Burrito dual-brand program, image enhancement of its restaurants through a chain-wide remodeling program and the expansion of its successful advertising campaign.

        A new advertising agency was appointed in February 1995 to assist the Company in redirecting its Carl's Jr. marketing programs and restoring its reputation of offering superior quality products. An aggressive new advertising campaign was introduced in the beginning of May 1995 and management continues to be encouraged by its results. The Company has seen consecutive quarterly increases in both same-store sales and customer transactions since the start of the campaign.

        In May 1995, the Company entered into a five-year agreement with GB Foods Corporation, operator of The Green Burrito concept, under which the Company and, in some cases, its franchisees, will convert up to 200 Carl's Jr./Green Burrito dual-brand restaurants. The roll out of these restaurants will be done in conjunction with the Company's remodeling program. Early results indicate that sales in the 18 Carl's Jr./Green Burrito dual-concept restaurants currently operating are up an average of 30 percent over same-store sales prior to the conversions. The Company plans to convert six additional restaurants by January 1996.

        In other dual-brand tests, the Company is teaming with Long John Silver's seafood restaurants and UNOCAL 76 Products Company, which operates UNOCAL 76 gasoline service stations. Three Southern California Carl's Jr. locations were converted this year to Carl's Jr./Long John Silver's restaurants. The Company is encouraged by the test results, which continue to show same-store sales up approximately 20 percent. Since November, 1995, two UNOCAL 76/Carl's Jr. Express location opened. The initial agreement, entered into in May 1995, calls for 10 Southern California locations to be opened at UNOCAL's expense.


RESULTS OF OPERATIONS

        Retail sales, comprised mainly of sales from Carl's Jr. restaurants, increased 9.5% and 6.0% for the 12 and 40-week periods ended November 6, 1995 to $95.3 million and $302.8 million, respectively. Same-store sales for the current quarter increased nine percent as compared with a three percent decline for the same period last year. This quarterly increase is the highest same-store sales reported by the Company since the first quarter of fiscal 1990. Same-store sales, as measured by the Company, are calculated using only restaurants open for the full periods being compared. The increase in retail sales in the current year is primarily the result of the numerous sales enhancement programs implemented by the Company which include: the roll out of its Carl's Jr./Green Burrito dual-brand program, the image enhancement of its restaurants through a chain-wide remodeling program and the continued focus on its advertising campaign to promote great tasting new and existing food products, including the introduction of the Crispy Chicken Sandwich during the current quarter. Also contributing to the rise in retail sales for the current periods presented are the efficiencies made in the Carl's Jr. restaurants in the area of speed of service and the increase in the weighted average number of Company restaurants operating in fiscal 1996 as compared with fiscal 1995.

        Revenues from franchised restaurants include sales of food service products by the Company's distribution centers, rental income, royalties and initial franchise fees from franchised and licensed restaurants for all periods presented. Distribution center sales to the Company's Carl's Jr. franchisees and licensees, which account for nearly 74% and 3%, respectively, of total revenues from franchised and licensed restaurants for both periods presented, decreased $2.6 million for the 40-week period ending November 6, 1995 due to a net decrease in the weighted- average number of franchised restaurants operating in the current year as compared with the prior year. Distribution center sales for the current 12-week period, however, increased $1.0 million from the same period a year ago as a result of a change in the mix of products sold to Carl's Jr. franchisees to higher food cost products.

        Gross margins of the Company's retail operations increased approximately 3.6% and 3.3% to 21.2% and 20.1% for the 12 and 40-week periods ended November 6, 1995, respectively, as compared with the corresponding periods of the prior year. The improvements in gross margin were primarily attributable to notable declines in payroll and other benefit costs due to the Company's continuous efforts to improve labor productivity and decrease workers' compensation costs. As a percentage of retail sales, food and packaging cost increased in the current 12-week period as a result of a change in the mix of products sold to higher food cost products and remained relatively flat on a year-to-date basis, while occupancy and other operating expenses decreased as a percentage of retail sales for both periods presented in the current year as compared with the same periods of the prior year. These favorable results in the Company's retail operating margins reflect the Company's continued commitment to improve the cost structure of its Carl's Jr. restaurants. Gross margins for the current 40-week period were unfavorably impacted during the first 16 weeks by the start-up nature of the Company' Boston Chicken/Boston Market operations.

        General and administrative expenses decreased $709,000 to $9.4 million in the third quarter of fiscal 1996 as compared with the third quarter of fiscal 1995. Included in the prior year 12- week quarter were start-up costs related to the Company's Boston Chicken/Boston Market operations, costs associated with the design and implementation of dual concept tests and certain severance related costs. Year-to-date general and administrative expenses were $29.0 million, or 1.2% higher as compared to the same period in the prior year, largely due to the Company's Boston Chicken/Boston Market operations. Current year-to-date general and administrative expenses compares favorably considering prior year amounts were reduced by approximately $1.7 million as a result of several non-recurring items, primarily including the reduction of certain previously established lease subsidy reserves.

        Interest expense for the 12 and 40-week periods of the current year increased 7.3% and 7.0% to $2.3 million and $7.6 million, respectively, as compared with the 12 and 40-week periods of fiscal 1995, as a result of higher levels of borrowings outstanding and higher interest rates in the current year.

        Other income, net, in both fiscal 1996 and 1995 was comprised of investment income, interest on notes and leases receivables, gain and losses on sales of restaurants, and other non-recurring income. Other income, net decreased $541,000 and $1.2 million from the 12 and 40- week periods of fiscal 1995, respectively, primarily due to lower average investment portfolios and lower average notes receivable balances during fiscal 1996 as compared with the prior year periods.

        The current year effective tax rate is higher than fiscal 1995 and approximates statutory levels. The increase is largely due to the elimination in December 1994 of federal tax credits of certain qualified employees and higher operating income in the current year as compared with the prior year.

        For the 40-week period ended November 6, 1995, the Company generated cash flows from operating activities of $25.0 million, compared with $13.8 million for the same period of the prior year. Prior to the sale of the common equity units in Boston West on May 30, 1995, the development of the Company's Boston Chicken/Boston Market operations unfavorably impacted the Company's financial results. Total cash and cash equivalents decreased $6.5 million from January 30, 1995, as the Company used cash flows from operations to fund capital additions of approximately $22.4 million and increased total bank borrowings by $7.3 million, the majority of which was attributable to the seven Boston Market stores opened and the eleven additional stores that were under development during the first quarter of fiscal 1996. Lower proceeds from the sale of marketable securities is also contributing to the decrease in cash and cash equivalents from the prior year. Total cash available to the Company as of November 6, 1995 was $11.0 million, which included $2.3 million of holdings in a diversified, highly liquid investment portfolio with minimal interest rate risk.

        Following the formation of Boston West, the Company's loan agreement with its bank was amended such that borrowings totaling $28.0 million, drawn against a former revolving credit line primarily to fund the development of the Company's Boston Chicken/Boston Market operations, were converted to a term loan, payable in quarterly installments through September 1998. In addition, a new $15.0 million unsecured revolving credit line that expires in June 1996 was established for use in the Company's ongoing Carl's Jr. operations. As of November 6, 1995, a total of $10.6 million was available to the Company under this new credit line.

        The Company's primary source of liquidity is its retail sales, which are generated in cash. As the Company is no longer the exclusive provider of capital for Boston West, future capital needs will arise, principally, for the construction of new Carl's Jr. restaurants, the remodeling of existing restaurants, the payment of lease obligations, the repayment of debt, the possible exercise of the option to increase the Company's existing equity interest in Boston West and the anticipated closing of the Summit Family Restaurants Inc. merger and reorganization.

        The Company believes that cash generated from its Carl's Jr. operations, along with the cash and marketable securities on hand as of November 6, 1995, and a combination of proceeds from its new revolving credit line and borrowings from other banks or financial institutions, along with the potential sale for cash of certain of the Company's notes receivable will generate cash flows sufficient to fund all of the Company's capital requirements and other obligations described above.

                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibit 11   Computation of Earnings per Share.

         (b)    Exhibit 27   Financial Data Schedule (included in
                             electronic filing only).

         (c) No reports on Form 8-K were filed during the twelve weeks ended November 6, 1995.





                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CKE RESTAURANTS, INC.
                                                (Registrant)

    December 20, 1995                           /s/  Joseph N. Stein
 ----------------------                         ---------------------------
          Date                                  Chief Financial Officer

                                EXHIBIT INDEX



             Exhibit                                                                              Page
             Number           Description                                                        Number
             -------          -----------                                                        ------
                11            Computation of Earnings per share . . . . . . . . . . . . . . .      14

                27            Financial Data Schedule