Form 10-K405
period 1996-01-29
CKE RESTAURANTS INC
filed 1996-04-18
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1996

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        (TITLE OF EACH CLASS)         NAME OF EACH EXCHANGE ON WHICH REGISTERED:
    COMMON STOCK, $.01 PAR VALUE           NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
              ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1996 was $211,965,890.

The number of shares outstanding of the registrant's common stock, as of March 31, 1996 was 18,587,970.

Portions of the registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after January 29, 1996, are incorporated by reference into Part III of this Registration Statement.

The Exhibit Index is contained in Part IV herein on Page E-1.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1996

                                     PART I


                                                                                                      PAGE
                                                                                                      ----
Item 1.   Business..................................................................................    1
Item 2.   Properties................................................................................    7
Item 3.   Legal Proceedings.........................................................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.......................................    9

                                             PART II

Item 5.   Market for the Company's Common Stock and Related Stockholder Matters.....................    9
Item 6.   Selected Financial Data...................................................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ....   10
Item 8.   Financial Statements and Supplementary Data...............................................   16
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................................................   16

                                             PART III

Item 10.  Directors and Executive Officers of the Registrant........................................   16
Item 11.  Executive Compensation....................................................................   16
Item 12.  Security Ownership of Certain Beneficial Owners and Management............................   16
Item 13.  Certain Relationships and Related Transactions............................................   16

                                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   17

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS FORM 10-K UNDER "ITEM 1. BUSINESS," "ITEM 3. LEGAL PROCEEDINGS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF CKE RESTAURANTS, INC. ("CKE" AND COLLECTIVELY WITH ITS SUBSIDIARIES, THE "COMPANY") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE
FOLLOWING: GENERAL ECONOMIC AND BUSINESS CONDITIONS; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; SUCCESS OF OPERATING INITIATIVES; DEVELOPMENT AND OPERATING COSTS; ADVERTISING AND PROMOTIONAL EFFORTS; ADVERSE PUBLICITY; ACCEPTANCE OF NEW PRODUCT OFFERINGS; CONSUMER TRIAL AND FREQUENCY; AVAILABILITY, LOCATIONS, AND TERMS OF SITES FOR RESTAURANT DEVELOPMENT; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; QUALITY OF MANAGEMENT; AVAILABILITY, TERMS, AND DEPLOYMENT OF CAPITAL; THE RESULTS OF FINANCING EFFORTS; BUSINESS ABILITIES AND JUDGMENT OF PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; FOOD, LABOR, AND EMPLOYEE BENEFIT COSTS; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS; WEATHER CONDITIONS; CONSTRUCTION SCHEDULES; RISKS THAT SALES GROWTH RESULTING FROM THE COMPANY'S CURRENT AND FUTURE REMODELING AND DUAL-BRANDING OF RESTAURANTS CAN BE SUSTAINED AT THE CURRENT LEVELS EXPERIENCED; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K.

ITEM 1. BUSINESS

                                     GENERAL

     CKE Restaurants, Inc. ("CKE" and collectively with its subsidiaries, the "Company"), is a Delaware corporation formed in 1994 that is engaged primarily in the food service industry. The Company's restaurant operations are conducted through its two wholly-owned subsidiaries, Carl Karcher Enterprises, Inc. ("Enterprises") and Boston Pacific, Inc. ("Boston Pacific").

     Enterprises, the predecessor entity of CKE, commenced operations in the mid-1950s and continues to operate, franchise and license the Carl's Jr.(R) quick-service restaurant concept, principally in the Western United States, Mexico and the Pacific Rim. As of January 29, 1996, there were a total of 667 Carl's Jr. restaurants in operation, of which 394 were operated by Enterprises, 239 were operated by its franchisees and 34 were operated by its international licensees.

     Boston Pacific holds a minority interest in Boston West, L.L.C. ("Boston West"), which operates Boston Market franchises under an area development agreement with Boston Chicken, Inc. ("BCI"). The area development agreement allows Boston West the rights to develop, own and operate up to 300 Boston Market stores, primarily in Southern California. As of January 29, 1996, a total of 54 Boston Market stores were opened under the area development agreement with BCI, the first of which commenced operations in July 1994.

     CKE's principal executive offices are located at 1200 North Harbor Boulevard, Anaheim, California 92801. Its telephone number is (714) 774-5796.

                             CARL'S JR. RESTAURANTS

COMPANY OPERATIONS

     The Company believes that it is one of the innovators in the quick-service restaurant industry. A variety of products that have a strong reputation for quality and taste are offered in its Carl's Jr. restaurants, along with comfortable dining rooms and partial table service. The Company was among the first to offer self-service salad bars, all-you-can-drink beverage bars and the convenience of an automated debit card for payment of a meal. The Carl's Jr. menu is relatively uniform throughout the chain and features several charbroiled hamburgers and chicken sandwiches, including the Famous Big Star, Western Bacon Cheeseburger(R), Super Star(R), Charbroiler Chicken Sandwiches(R) and the new Crispy Chicken Sandwiches, which were introduced during the current fiscal year. Other entrees include a fish sandwich, several baked potatoes and prepackaged salads. Side orders, such as french fries, onion rings and fried zucchini are also offered. Most restaurants also have a breakfast menu including eggs, bacon, sausage, French Toast Dips(R), the Sunrise Sandwich(R) and a breakfast burrito. In addition, the restaurants sell a variety of promotional products on a limited basis.

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

     In May 1995, the Company entered into a five-year agreement with GB Foods Corporation, operator of The Green Burrito(R) quick-service restaurants. The agreement calls for a minimum of 40 Carl's Jr./Green Burrito dual-brand conversions in fiscal 1997, with up to 200 dual-brand restaurants over the next five years. The Company is required to pay a $7,500 initial franchise fee for each store opened and remit royalties on Green Burrito food sales to GB Foods Corporation, pursuant to this agreement. This strategic opportunity allows the Company to offer its customers more choices under one roof. In addition, Green Burrito's Mexican menu matches the Carl's Jr. menu in terms of superior quality and generous portions.

     At year end, the Company elected to sub-franchise the Carl's Jr./Green Burrito dual-brand to its franchise community. The Company anticipates 10 franchise dual-brand conversions in fiscal 1997. As of fiscal year end, the Company has converted 22 Carl's Jr. restaurants to the Green Burrito dual-concept. Sales in these dual-brand restaurants are averaging approximately 25% over same-store sales prior to the conversions.

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

     The Company also receives notes from franchisees in connection with the sales of Company-operated restaurants. During fiscal 1996, the Company sold certain of its franchise notes receivable, with partial recourse, to an independent third party for cash proceeds of approximately $8.4 million. The remaining notes bear interest from 7.0% to 12.5%, mature in five to 15 years and are secured by an interest in the restaurant equipment sold.

     The Company's franchising philosophy is such that only candidates with appropriate experience are considered for the program. Specific net worth and liquidity requirements must also be satisfied. Absentee ownership is not permitted and franchise owners are encouraged to live within a one-hour drive of their restaurants. Area development agreements generally require franchisees to open a specified number of Carl's Jr. restaurants in a designated geographic area within a specified time period. As of January 29, 1996, 239 Carl's Jr. restaurants were operated by its franchisees.

     In an effort to expand the Carl's Jr. presence internationally, Enterprises has entered into nine exclusive licensing agreements that allow licensees the use of the Carl's Jr. name and trademarks and provide for initial fees and continuing royalties based upon a percent of sales. In May 1995, the Company entered into a joint venture agreement with its Malaysia-based licensee, MBf Holdings Berhad, under the terms of which a minimum of 130 Carl's Jr. restaurants will be developed in 16 Asian countries over the next five years. The Company will hold a 30% equity interest in this venture with no capital outlays. As of January 29, 1996, there were 16 licensed restaurants in operation in Mexico, one licensed restaurant in operation in Japan, five licensed restaurants in operation in Malaysia, 10 sub-licensed restaurants in operation in the Philippines and two sub-licensed restaurants in operation in Indonesia. None of the Company's licensing agreements generated material royalties in the fiscal year ended January 29, 1996.

DISTRIBUTION CENTERS

     The Company operates a distribution center at its corporate headquarters in Anaheim, California and a smaller distribution facility in Manteca, California. Produce, frozen meat patties, dairy and other food and supply items, excluding bakery products, are distributed to Company-operated Carl's Jr. restaurants, generally twice a week. Many of these products are sold to franchisees and, in some cases, to certain licensees.

                INVESTMENT IN BOSTON MARKET FRANCHISE OPERATIONS

     Boston Pacific holds a minority interest in Boston West, which operates Boston Market franchise operations under the terms of an area development agreement with BCI. BCI operates and franchises food service stores in the fast-growing home meal replacement category of the food service industry, a category that combines appealing meals associated with traditional home cooking with the convenience and value associated with quick-service restaurants. The area development agreement with BCI allows Boston West the rights to develop, own and operate up to 300 Boston Market stores, primarily in Southern California. (See Note 2 of Notes to Consolidated Financial Statements.)

     Boston Markets feature rotisserie-roasted chicken, breast of turkey, double-glazed baked ham and double-sauced meat loaf, fresh-baked chicken pot pies, a variety of sandwiches, chicken soup and fresh vegetables, salads and other side dishes, including mashed potatoes made from scratch, corn, stuffing and creamed spinach, as well as beverages and desserts. The signature menu item is chicken that is marinated and then slow-roasted in rotisserie ovens in full view of the customer. All of these stores offer meals in a bright, inviting retail setting and are staffed by friendly and knowledgeable salespeople.

     The Company believes that the Boston Market concept, which provides the freshness and flavor of home-style meals with a high level of convenience and value, combined with the resurgence of the traditional family meal and the need for convenience, has become very popular in many areas of the United States.

     As of January 29, 1996, a total of 54 Boston Market stores were opened under the area development agreement with BCI, the first of which commenced operations in July 1994.

                               RECENT DEVELOPMENTS

     The Company and Summit Family Restaurants Inc. ("Summit") signed an Agreement and Plan of Merger and Reorganization ("Merger Agreement") dated as of November 30, 1995, amended as of January 24, 1996 and further amended as of April 2, 1996. Under the terms of the Merger Agreement, as amended, CKE acquired from ABS MB (JB) Limited Partnership 946,714 shares of Series A Convertible Preferred Stock of Summit on April 4, 1996 at a purchase price of $5.27 per share in cash, and will complete the acquisition of Summit in a merger transaction in which all 4,805,902 shares of Summit common stock (other than dissenting shares, if any) will be converted into $2.63 in cash and .165 shares of CKE common stock (the "Summit Merger"). The number of shares of CKE common stock to be issued in the Summit Merger remains subject to adjustment under certain circumstances. The consummation of the Summit Merger is currently expected to occur in May 1996, and remains subject to a number of conditions, including Summit's shareholder approval and other customary conditions. The total estimated purchase price of this transaction is approximately $30.3 million. (See Note 21 of Notes to Consolidated Financial Statements.)

     Summit operates restaurants under three concepts: 77 company-operated and 24 franchised family style JB's Restaurants; six Galaxy Diner restaurants, which is a promising new 50's diner concept; and 16 HomeTown Buffet restaurants, which are operated by Summit as a franchisee.

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

                             TRADEMARKS AND PATENTS

     The Company has registered trademarks and service marks which are of material importance to the Company's business, including Carl's Jr.(R), the Happy Star(R) logo and proprietary names for a number of the Carl's Jr. menu items. The Green Burrito(R) is a registered trademark of GB Foods Corporation.

                                   SEASONALITY

     The Company's business is moderately seasonal. Average restaurant sales are normally higher in the summer months than during the winter months.

                            WORKING CAPITAL PRACTICES

     Historically, current assets included marketable securities and restaurant property costs to be sold and leased back. Subsequent to January 25, 1993, as part of its strategic initiatives, the Company began liquidating a significant portion of its investment portfolio, using the proceeds to repay its borrowings under the Company's revolving credit line. The sale/leaseback program has not been emphasized during the last three fiscal years, and thus existing inventories of restaurant property costs to be sold and leased back were significantly reduced in fiscal 1994. Currently, the Company is utilizing cash flows from operations to fund the expansion of new Carl's Jr. restaurants, the remodeling of its restaurants under the Company's image enhancement program and the conversion of its dual-concept restaurants.

     The Company does not carry significant amounts of inventory, experience material returns of merchandise, or generally provide extended payment terms to its franchisees or licensees. Cash from operations, along with cash, cash equivalents and marketable securities on hand, and a combination of proceeds from its revolving credit line and borrowings from other banks or financial institutions should enable the Company to meet its financing requirements.

                                    CUSTOMERS

     No material part of the Company's business is dependent upon a single customer or a few customers.

                                     BACKLOG

Backlog orders are not material to the Company's business.

                      GOVERNMENT CONTRACTS AND REGULATIONS

     The Company has no material contracts with the United States government or any of its agencies.

     The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. The Company and its franchisees are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. The Company is also subject to regulation by the FTC and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on the franchise agreement, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain food licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefit costs (including costs associated with mandated health insurance coverage) or other costs associated with employees could adversely affect the Company and its franchisees.

                                   COMPETITION

     The food service industry is intensely competitive with respect to the quality and value of food products offered, concept, quality of service, price, dining experience and location. The Company primarily competes with major restaurant chains which dominate the quick-service restaurant industry, and also competes with a variety of other take-out food service companies and fast-food restaurants. The Company's competitors also include a variety of mid-price, full-service casual dining restaurants, traditional self-service buffet and other soup and salad restaurants, healthful and nutrition-oriented restaurants, delicatessens, and prepared food stores, as well as supermarkets and convenience stores. Many of the Company's competitors have a more established market presence and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. Certain of the major quick-service restaurant chains have increasingly offered selected food items and combination meals, temporarily or permanently, at discounted prices. Changes in the pricing or other marketing strategies of one or more of the Company's competitors could have an adverse impact on the Company's sales and earnings in affected markets. As the Company's competitors expand operations in various geographic areas, competition can be expected to intensify. Such increased competition could increase the Company's operating costs or adversely affect its revenues.

     The Company believes that its particular emphasis on higher quality foods that appeal to a broad consumer base allows the Company to compete effectively with significantly larger quick-service restaurant chains. Careful attention to dining accommodations, including periodic upgrading of existing facilities, also plays an important role.

                            RESEARCH AND DEVELOPMENT

     The Company maintains a test kitchen for its Carl's Jr. operations at its headquarters in which new products and production concepts are developed on an ongoing basis. In addition, the Company is currently testing a number of dual-concepts which include the sale of other branded products from within Carl's Jr. restaurants. While these efforts are critical to the Company, amounts expended for these activities are not considered material. There are no customer-sponsored research and development activities.

                              ENVIRONMENTAL MATTERS

     Compliance with federal, state and local environmental provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment did not have a material effect on capital expenditures, earnings or the competitive position of the Company in fiscal 1996. The Company cannot predict the effect on its operations from possible future legislation or regulation.

                                    EMPLOYEES

     The Company employs approximately 11,100 persons, of whom approximately 10,300 are hourly restaurant, distribution or clerical employees, and approximately 800 are managerial, salaried employees engaged in administrative and supervisory capacities. A majority of the hourly employees are employed on a part-time basis to provide service necessary during peak periods of restaurant operations.

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

                               EXECUTIVE OFFICERS

     The executive officers of the Company as of the date of this filing are listed below.

        NAME             AGE              POSITION(S)
        ----             ---              -----------
  William P. Foley II    51   Chief Executive Officer and Chairman of the Board of Directors
  C. Thomas Thompson     46   President and Chief Operating Officer
  Robert E. Wheaton      43   Executive Vice President
  Richard C. Celio       45   Senior Vice President, Development
  Rory J. Murphy         48   Senior Vice President, Restaurant Operations
  Loren C. Pannier       54   Senior Vice President, Purchasing/Distribution
  Joseph N. Stein        35   Senior Vice President, Chief Financial Officer
  Robert W. Wisely       50   Senior Vice President, Marketing
  Carl A. Arena          42   Vice President, Real Estate
  Robert A. Wilson       36   Vice President, General Counsel and Secretary

     William P. Foley II became Chief Executive Officer in October 1994, Chairman of the Board of Directors in March 1994, and has served as a director since December 1993. Since 1981, Mr. Foley has been Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc., a holding company engaged in title insurance and related services.

     C. Thomas Thompson was appointed President and Chief Operating Officer in October 1994. Mr. Thompson has been a franchisee of Enterprises since 1984.

     Robert E. Wheaton became Executive Vice President in January 1996. Mr. Wheaton served as Vice President and Chief Financial Officer of Denny's, Inc., a subsidiary of Flagstar Corporation, from April 1995 to January 1996. From 1991 to 1995, Mr. Wheaton served as President and Chief Executive Officer, and from 1989 to 1991 as Vice President and Chief Financial Officer, of The Bekins Company.

     Richard C. Celio was appointed to his current position in February 1996. Mr. Celio joined the Company as Vice President, General Counsel in January 1989 and was promoted to Senior Vice President in July 1995. Prior to joining the Company, he was an attorney at law and partner of the law firm of Holden, Fergus & Celio for seven years, a firm which provided various legal services to, and acted as General Counsel for the Company.

     Rory J. Murphy has been Senior Vice President, Restaurant Operations for the past three years. He has been employed by the Company in various positions for 17 years.

     Loren C. Pannier was appointed to his current position in January 1996. Prior to January 1996, Mr. Pannier served as Treasurer since May 1995 and as Chief Financial Officer from 1980 to May 1995. Mr. Pannier has been a Senior Vice President since 1980 and he has been employed by the Company for 24 years.

     Joseph N. Stein was appointed Chief Financial Officer in May 1995. Mr. Stein served as Senior Vice President and Director of National Agency Operations of Fidelity National Title Insurance Company from April 1990 to May 1995 and as a Certified Public Accountant with KPMG Peat Marwick LLP from July 1985 to April 1990.

     Robert W. Wisely has been Senior Vice President, Marketing since January 1995. Mr. Wisely has been a franchisee of Enterprises since 1990. Prior to 1990, Mr. Wisely served as Senior Vice President, Marketing from 1985 to 1990 and as Group Vice President, Marketing from 1974 to 1979.

     Carl A. Arena was promoted to his current position in July 1995 and had previously served as the Director of Real Estate since 1987. Prior to joining the Company in 1987, Mr. Arena was a real estate acquisition officer with Security Pacific National Bank in Los Angeles, California.

     Robert A. Wilson became Vice President, General Counsel and Secretary in February 1996. Mr. Wilson served as Senior Litigation Counsel of Fidelity National Title Insurance Company from August 1995 to February 1996 and as an attorney at law with Stradling, Yocca, Carlson & Rauth from October 1987 to March 1994 and from January 1995 to August 1995. From March 1994 to January 1995, Mr. Wilson served as General Counsel for Orchids Paper Products Company.

ITEM 2.  PROPERTIES

     Most Carl's Jr. restaurants are freestanding, ranging in size from 2,500 to 4,000 square feet, with a seating capacity of 65 to 115 persons. Some restaurants are located in shopping malls and other in-line facilities. Currently, several building plan types are in use system-wide, depending upon operational needs. Most restaurants are constructed with drive-thru facilities.

     A majority of Company-operated restaurants are leased from others. The following table sets forth the types of real estate interests that the Company had in its sites in operation at January 29, 1996:


                                Type of Interest
           Lease land and building........................................  347
           Lease land only (building owned)...............................   22
           Lease building only (land owned)...............................    1
           Own land and building..........................................   24
                                                                            ---
                                                                            394
                                                                            ===

     The Company subleases certain sites to its franchisees and owns an additional 33 restaurant properties which are leased primarily to franchisees.

     The terms of the Company's leases or subleases generally range between three and 35 years and expire at various dates through 2026. The expiration of these leases is not expected to have a material impact on the Company's operations in any particular year as the expiration dates are staggered over a number of years and many of the leases contain renewal options.

     Once a potential restaurant site is identified, the Company's real estate personnel either seek to negotiate with the owner to construct a restaurant to the Company's specifications and enter into a long-term lease of the premises, or purchase the site. Spaces for restaurants in shopping malls and in-line buildings are typically leased and developed to the Company's specifications with the Company owning the leasehold improvements. The Company generally performs the construction management function while utilizing outside general contractors to construct its buildings.

     The following table summarizes the California, Arizona, and Oregon regions in which the Company's Carl's Jr. restaurants are located:



       Los Angeles and Orange County............................   262
       Sacramento...............................................    37
       San Diego................................................    38
       Fresno...................................................    25
       Bakersfield..............................................     9
       Santa Maria/San Luis Obispo..............................     8
       San Francisco............................................     1
       Tucson, Arizona..........................................    11
       Portland, Oregon.........................................     3
                                                                   ---
                                                                   394
                                                                   ===


     The Company's corporate headquarters and distribution center, located in Anaheim, California, are leased and occupy approximately 78,000 and 102,000 square feet, respectively. The Manteca, California distribution facility has 42,000 square feet and is owned by the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time the subject of complaints, threat letters or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from former or prospective employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's financial position or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could materially and adversely affect the Company or its business.

     On December 19, 1995, Giant Group, Ltd., a Delaware corporation, filed an action in the U.S. District court against William P. Foley II, the Company's Chairman of the Board and Chief Executive Officer, Fidelity National Financial, Inc., the Company and certain other individuals alleging that the defendants have engaged in various unlawful activities, including trading on non-public confidential information and violating the disclosure requirements of Section 13(d) of the Securities Exchange Act of 1934, in connection with purchases of shares of Giant Group by Fidelity National Financial, Inc. and Mr. Foley. The Company did not purchase, does not own, and has no intention to purchase or own any Giant Group shares. The Company believes the allegations in the complaint to be totally without merit and intends to defend this action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of April 25, 1994, shares of the Company's Common Stock were traded on the New York Stock Exchange under the symbol "CKR." Prior to that date, the Company's Common Stock was regularly quoted on the NASDAQ National Market System under the symbol "CARL." At January 29, 1996, there were approximately 1,900 record holders of the Company's Common Stock. The high and low closing prices, during each quarter, for the last two fiscal years were as follows:

  QUARTER                                              1ST          2ND          3RD        4TH
  -------                                              ---          ---          ---        ---
  Fiscal 1996
    High...........................................  $ 8 1/8      $11 1/4      $15 7/8    $17 7/8
    Low............................................    6 3/8        7 3/8       11 3/4     14 3/8

  Fiscal 1995

    High...........................................  $14          $10 1/2      $ 9 1/8    $ 8 3/8
    Low............................................   10 1/8        7 5/8        7 3/4      6 5/8

     During fiscal 1996 and 1995 the Company paid two consecutive semi-annual dividends of $.04 per share of Common Stock, for a total of $.08 per share.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA
       (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND RESTAURANT DATA)

                                                               FISCAL YEAR ENDED OR AS OF JANUARY 31, (1)
                                                          -------------------------------------------------------
                                                            1996       1995       1994(2)      1993        1992
                                                          --------   --------    --------    --------    --------
System-wide sales:
  Company-operated (3)...........................         $393,486   $370,045    $384,859    $417,268    $469,736
  Franchised.....................................          175,716    178,428     190,434     184,658     138,664
  Licensed.......................................           18,268     22,742      18,780      17,451       9,535
                                                          --------   --------    --------    --------    --------
    Total system-wide sales......................         $587,470   $571,215    $594,073    $619,377    $617,935
                                                          ========   ========    ========    ========    ========

Revenues (3).....................................         $465,437   $443,747    $463,494    $505,390    $543,908
Income (loss) before cumulative effect of
  changes in accounting principles...............           10,952      1,264       4,433      (3,057)     13,038
Net income (loss)................................           10,952      1,264       3,665      (5,507)     13,038
Income (loss) per share before cumulative
  effect of changes in accounting principles.....              .59        .07         .24        (.17)        .72
Net income (loss) per share......................              .59        .07         .20        (.31)        .72
Cash dividends paid per common share (4).........              .08        .08         .08         .08         .08
Total assets ....................................          246,759    244,361     242,135     268,924     294,375
Long-term debt, including capital lease
  obligations....................................           70,554     69,869      63,300      80,254     102,074
Stockholders' equity.............................         $101,189   $ 88,474    $ 92,076    $ 84,732    $ 89,679
Ratio of debt to equity (5)......................              0.8x       0.9x        0.9x        1.3x        1.5x

Number of restaurants at year end:
  Company-operated (6)...........................              394        383         376         379         414
  Franchised ....................................              239        246         255         244         196
  Licensed.......................................               34         31          17          19          12
                                                          --------   --------    --------    --------    --------

Total system-wide restaurants....................              667        660         648         642         622
                                                          ========   ========    ========    ========    ========

- ----------------

(1) The Company's fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31.

(2) Fiscal 1994 includes 53 weeks.

(3) Prior year amounts have been reclassified to conform with the fiscal 1996 presentation.

(4) During fiscal 1996 and 1995, the Company paid two consecutive semi-annual dividends of $.04 per share of Common Stock, for a total of $.08 per share per year. Prior to fiscal 1995, the Company paid four consecutive quarterly dividends of $.02 per share of Common Stock, for a total of $.08 per share per year.

(5) Debt, as defined in this computation, includes long-term debt, capital lease obligations and their related current portions.

(6) The number of restaurants at year end for fiscal 1995 excludes 22 Boston Market stores which were owned and operated by Boston Pacific under an area development agreement with BCI. (See Note 2 of Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes and "Selected Financial Data" included elsewhere in this Form 10-K.

                                    OVERVIEW

     CKE Restaurants, Inc. ("CKE" and collectively with its subsidiaries, the "Company"), a Delaware corporation, was formed in June 1994 to provide overall strategic direction and administrative support to its two wholly-owned subsidiaries, Carl Karcher Enterprises, Inc. ("Enterprises") and Boston Pacific, Inc. ("Boston Pacific"). Enterprises, the predecessor entity of the Company, commenced operations in the mid-1950s and continues to operate, franchise and license approximately 667 Carl's Jr. restaurants. Boston Pacific holds a minority interest in Boston West, L.L.C. ("Boston West"), which operates Boston Market franchises under an area development agreement with Boston Chicken, Inc. ("BCI").

     Fiscal 1996 was an outstanding year for the Company. Consolidated net income for the current year increased to $11.0 million, or $.59 per share, as compared with $1.3 million, or $.07 per share for the prior fiscal year. Operating income in fiscal 1996 of $25.7 million, an increase of $17.1 million over the prior year, marked the highest operating income reported by the Company in five years. Same-store sales for the current 52-week reporting period, increased 4.4%, the first yearly same-store sales increase reported by the Company since fiscal 1990 and the highest yearly same-store sales increase since fiscal 1989. Per store averages in the Company-operated restaurants grew to more than $1.0 million by the end of the fiscal year. Cash flows from operations at year end totaled $37.8 million, a $16.3 million increase from the prior year. The improved fiscal year operating performance in the Company's Carl's Jr. top-line revenues and cost structure is the result of the programs implemented over the last three fiscal years, and further emphasized in the current fiscal year, to enhance sales growth and to reduce costs through improved operating efficiencies.

     The Company appointed a new advertising agency in February 1995 to improve and redirect its customers' value perceptions by increasing their awareness of the Company's superior quality products. The campaign was kicked off in May 1995 with aggressive new television and radio commercials featuring messy, drippy, juicy burgers. Since the start of the campaign, the Company has seen consecutive quarterly increases in both same-store sales and customer transactions. In fiscal 1997 the Company plans to spend an additional $3.0 million on media advertising to increase exposure of the Company's quality food products to consumers and to remain competitive with other companies within the food service industry.

     In April 1995, the Company completed a transaction in which Boston Pacific contributed a majority of its existing Boston Market restaurants assets to Boston West, which assumed the operations of the existing Boston Market stores and agreed to fulfill the Company's obligations under the BCI area development agreement. The area development agreement allows Boston West the rights to develop, own and operate up to 300 Boston Market stores, primarily in Southern California. (See Note 2 of Notes to Consolidated Financial Statements.)

     During the current year, the Company commenced its image enhancement program, aimed at revitalizing its Carl's Jr. restaurants. All Company-operated Carl's Jr. restaurants will be remodeled with a fresher, more contemporary look. Exterior improvements include new brighter colors -- white and red accented with Monet blue, red awnings and a large tilted Happy Star(R) logo. The new interiors feature the same fresh colors, food murals, display cases for salads and desserts and accent lighting. Early sales results in the 10 restaurants that have been remodeled as of fiscal year end have been very exciting. The cost of remodeling is expected to range from $100,000 to $130,000 for each location, and the Company anticipates remodeling approximately 40 restaurants per quarter in fiscal 1997. In accordance with the Company's Franchise Agreements, after 25% of the Company-operated Carl's Jr. restaurants have been remodeled, the Company's franchisees will have three years to complete the image enhancement program on all franchised Carl's Jr. restaurants.

     In May 1995, the Company entered into a five-year agreement with GB Foods Corporation, operator of The Green Burrito concept, under which the Company and, in some cases, its franchisees, will convert up to 200 Carl's Jr./Green Burrito dual-brand restaurants. Sales in the 22 Carl's Jr./Green Burrito dual-brand restaurants operating as of fiscal year end are averaging approximately 25% over same-store sales prior to the conversions. The Company plans to aggressively continue the conversion of Carl's Jr. restaurants to the Carl's Jr./Green Burrito concept and anticipates opening a minimum of 40 such dual-brand restaurants over the next twelve months in conjunction with the Company's image enhancement remodeling program. At year end, the Company elected to sub-franchise the Carl's Jr./Green Burrito dual-brand to its franchise community. The Company anticipates that 10 franchised Carl's Jr. restaurants will convert to the Carl's Jr./Green Burrito concept over the next fiscal year, which will generate initial franchise fees and additional royalties for the Company.

     As part of the Company's plans to offer Carl's Jr. products from smaller, non-traditional sites, the Company has teamed with UNOCAL 76 Products Company to offer Carl's Jr. products from UNOCAL Fast Break convenience stores and gasoline stations in California. The first two UNOCAL 76/Carl's Jr. locations have opened within recent months with eight more locations anticipated to open within this calendar year.

     Internationally, the Company entered into a joint venture agreement with its Malaysia-based licensee, MBf Holdings Berhad in May 1995. Under the terms of this agreement, a minimum of 130 Carl's Jr. restaurants will be developed in 16 Asian countries over the next five years. The Company will hold a 30% interest in this venture with no capital outlay requirements.

     The Company and Summit Family Restaurants Inc. ("Summit") signed an Agreement and Plan of Merger and Reorganization ("Merger Agreement") dated as of November 30, 1995, amended as of January 24, 1996 and further amended as of April 2, 1996. Under the terms of the Merger Agreement, as amended, CKE acquired from ABS MB (JB) Limited Partnership 946,714 shares of Series A Convertible Preferred Stock of Summit on April 4, 1996 at a purchase price of $5.27 per share in cash, and will complete the acquisition of Summit in a merger transaction in which all 4,805,902 shares of Summit Common Stock (other than dissenting shares, if any) will be converted into $2.63 in cash and .165 shares of CKE Common Stock (the "Summit Merger"). The number of shares of CKE Common Stock to be issued in the Summit Merger remains subject to adjustment under certain circumstances. The consummation of the Summit Merger is currently expected to occur in May 1996, and remains subject to a number of conditions, including Summit's shareholder approval and other customary conditions. The total estimated purchase price of this transaction is approximately $30.3 million.

     Summit operates restaurants under three concepts: 77 company-operated and 24 franchised family style JB's Restaurants; six Galaxy Diner restaurants, which is a promising new 50's diner concept; and 16 HomeTown Buffet restaurants, which are operated by Summit as a franchisee.

      The Company anticipates the potential disposition of Summit's 16 HomeTown Buffet Restaurants for cash. Any such sale would generate positive cash flows to reduce the total cash outlay required for the Summit Merger, and for use in the expansion of the Galaxy Diner concept. CKE's management is performing an ongoing evaluation regarding the nature and scope of Summit's JB's Restaurants operations. Various short- and long-term strategic considerations are being assessed, including: the sale, franchise, or other disposition of certain JB's Restaurants; the conversion of certain JB's Restaurants to the Carl's Jr. and Galaxy Diner concept and the retention of a number of JB's Restaurants.

     Of the 667 Carl's Jr. restaurants in operation as of January 31, 1996, 394 were Company-operated, 239 were franchised and 34 were licensed, representing a system-wide increase of seven restaurants as compared with fiscal 1995.

                              RESULTS OF OPERATIONS

REVENUES

Company-operated Restaurants

     Retail sales, comprised mainly of sales from Carl's Jr. restaurants, totaled $393.5 million in fiscal 1996, an increase of $23.4 million, or 6.3% as compared with the prior year. The increase in retail sales in the current fiscal year is primarily the result of the numerous sales enhancement programs implemented by the Company in the later part of the fiscal year which include: the roll out of its Carl's Jr./Green Burrito dual-brand program, the image enhancement of its restaurants through a chain-wide remodeling program and the introduction, in May 1995, of the Company's new advertising campaign to promote great tasting new and existing food products. Also contributing to the rise in retail sales are the efficiencies made in the Carl's Jr. restaurants in the area of speed of service, higher average sales and transaction counts per restaurant and an increase in the number of restaurants in operation in fiscal 1996 as compared with fiscal 1995. On a same-store sales basis, the Company's Carl's Jr. sales, which are calculated using only restaurants open for the full fiscal years being compared, increased 4.4% in fiscal 1996 to $371.9 million, following a 3.8% decrease during fiscal 1995 to $356.0 million. The increase in same-store sales in fiscal 1996 is the first yearly increase in same-store sales experienced by the Company in six years.

     Carl's Jr. restaurant sales were adversely affected in fiscal 1995 by aggressive promotions and price reductions by the Company's principal competitors. Further, the Company experienced lower average sales per restaurant and fewer restaurants in operation in fiscal 1995 as compared with fiscal 1994. As a result of these factors, retail sales decreased $14.8 million, or 3.8% from fiscal 1994 to 1995. Total retail sales for fiscal 1995 also reflect one week's fewer sales than for 1994 because fiscal 1994 was a 53-week reporting period.

Franchised and Licensed Restaurants

      Revenues from franchised and licensed restaurants in all fiscal years presented were mainly comprised of sales of food and supplies to franchisees, initial franchise fees, annual franchise royalties and rents and other occupancy-related amounts collected from many of the Company's franchisees. Overall, these revenues decreased 2.4% to $72.0 million in fiscal 1996 and 6.3% to $73.7 million in fiscal 1995. The fiscal 1996 decrease was largely due to lower prices of food and other products supplied to franchisees by the Company and a decrease in chicken and beef commodity costs, which were passed along to the franchisees. A 4.0% decrease in the number of franchised restaurants in operation on a weighted average basis as compared with fiscal 1995 also contributed to a reduction in revenues for the current year. The fiscal 1995 decrease was due primarily to declining franchisee sales and lower commodities costs, which were passed along to the franchisees, on chicken, beef and tomatoes.

OPERATING COSTS AND EXPENSES

Company-operated Restaurants

     The Company's efforts to reduce the restaurant-level cost structure of its Carl's Jr. restaurants, which began in fiscal 1994, have resulted in significant improvements in the gross margins of its retail operations. These margins, as a percentage of retail sales, were 20.4%, 17.2% and 17.1% in fiscal years 1996, 1995 and 1994, respectively. The 3.2% gross margin improvement in fiscal 1996 was primarily attributable to notable declines in the payroll and other employee benefit costs. The slight improvement in fiscal 1995 over fiscal 1994 is particularly noteworthy considering Boston Pacific's start-up nature during its first year of operations and that Carl's Jr. retail sales declined during fiscal 1995.

      The Company's food and packaging costs have remained relatively consistent at 30.8%, 30.3% and 30.0% of retail sales for fiscal 1996, 1995 and 1994, respectively. The Company's exit from the manufacturing business, which was completed in fiscal 1994, resulted in the lowering of these overall food costs. During the current fiscal year, food costs increased marginally as a result of the change in the mix of products sold to higher-food cost products, such as the new Crispy Chicken sandwiches which were introduced during the third quarter of the current fiscal year, and the Famous Big Star, which is currently the Company's only value-priced product with a competitive selling price, in participating restaurants, of $.99. The Company anticipates that a more favorable product cost mix will be obtained with its two new burger products that are planned for fiscal 1997.

     Payroll and other employee benefit costs, as a percentage of retail sales, declined 3.1% in fiscal 1994 to 30.9%, followed by a .6% decrease in fiscal 1995 to 30.3% and a further reduction of 2.4% during fiscal 1996 to 27.9%. These significant reductions in payroll and other employee benefit costs were achieved during the past three years as a result of the Company's continued commitment to improve the cost structure of its Carl's Jr. restaurants. Labor productivity programs have been implemented in the current fiscal year to decrease costs and to improve direct labor efficiencies. Further, in fiscal 1994, the Company added new safety and other programs which, coupled with changes in state regulations, have resulted in a drop in the incident rate of 13.1% and 23.7% in its workers compensation claims during fiscal 1996 and 1995, respectively.

     Occupancy and other operating expenses as a percentage of retail sales were 20.9%, 22.2% and 22.0% in fiscal 1996, 1995 and 1994, respectively. The decrease in fiscal 1996 was largely due to the Company's effort to maintain costs at the fiscal 1995 level, which included reducing utility costs through the installation of energy-efficient lighting and a reduction in the cost of certain promotional items offered. Further, since these costs are generally fixed in nature, as sales increase, these costs as a percentage of sales decrease. Occupancy and other operating expenses remained relatively flat as a percentage of retail sales from fiscal 1994 to 1995. Rent and selected other increases in fiscal 1995 were more than offset by reductions in repair and maintenance costs.

Franchised and Licensed Restaurants

     Franchised and licensed restaurant costs have followed a similar trend over the past three fiscal years as the revenues from franchised and licensed restaurants. These costs have decreased 1.5% in fiscal 1996 to $68.8 million, following a 5.0% decrease in fiscal 1995 to $69.9 million. The decrease in fiscal 1996 was primarily attributable to the decrease in the weighted average number of franchised restaurants in operation as compared with fiscal 1995. The fiscal 1995 decrease was largely due to lower costs which were passed along to franchisees, with little change in the number of franchised restaurants.

Advertising Expenses
      Advertising expenses, as a percentage of the Company's retail sales were 5.1%, 5.4% and 5.0% in fiscal 1996, 1995 and 1994, respectively. Advertising expenses have become increasingly important in the current competitive environment and have therefore grown as a percentage of retail sales in fiscal 1994 and 1995. During the current fiscal year, a new advertising agency was appointed to assist the Company in redirecting its Carl's Jr. marketing programs and restoring its reputation of offering superior quality products. An aggressive new advertising campaign was introduced in May 1995 and the Company has seen consecutive quarterly increases in both same-store sales and customer transactions since the start of the campaign while spending less in advertising, both in terms of dollars spent and as a percentage of retail sales.

General and Administrative Expenses
      Excluding the effects of certain nonrecurring charges in fiscal 1995 and 1994, which are discussed below, general and administrative expenses amounted to $37.9 million, $41.5 million and $36.5 million in fiscal 1996, 1995 and 1994, respectively, which represented 8.1%, 9.4% and 7.9% of total consolidated revenues in those years. During the current fiscal year, the Company benefited, through reduced payroll and employee benefit costs, from various reorganizations and headcount reductions that occurred both in the current and prior fiscal years. Also contributing to the decrease in general and administrative expenses in fiscal 1996 was the formation in April 1995 of Boston West, whereby this entity assumed the operations of all of the Company's existing Boston Market stores and agreed to fulfill the Company's remaining obligations under its area development agreement with BCI. (See Note 2 of Notes to Consolidated Financial Statements.) The fiscal 1995 increase was due primarily to start-up costs associated with the Company's Boston Pacific operations (including the costs to convert seven Carl's Jr. restaurants to Boston Market stores), the write-off of the former Carl's Jr. menu boards and expenses related to the plan of reorganization and merger completed during fiscal 1995.

      Included in general and administrative expenses for fiscal 1995 and 1994 were certain nonrecurring charges. Fiscal 1995 general and administrative expenses were reduced by $2.7 million as a result of the reversal of certain previously established lease subsidy reserves in connection with the reacquisition of 12 Carl's Jr. franchised restaurants. In fiscal 1994, these expenses included a $3.0 million charge related to a binding arbitration judgment and a $1.7 million charge representing the net present value of future retirement benefits granted to the Chairman Emeritus in October 1993.

INTEREST EXPENSE

      Interest expense for fiscal 1996 increased 8.7% to $10.0 million primarily as a result of higher levels of borrowings outstanding and higher interest rates in the current fiscal year. Interest expense decreased 11.4% to $9.2 million in fiscal 1995 as a result of lower average notes payable balances throughout fiscal 1995 as compared with fiscal 1994.

OTHER INCOME, NET

      Other income, net for all periods presented was comprised primarily of investment income, interest on notes and leases receivable, gains and losses on sales of restaurants, and other nonrecurring income. Other income, net decreased 25.9% in fiscal 1996 to $2.2 million and 51.2% in fiscal 1995 to $3.0 million, largely due to decreases in investment income resulting from the redefining of the Company's cash management activities in fiscal 1994.

      Effective as of the beginning offiscal 1995, the Company adopted
Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result of adopting this new standard, net unrealized gains and losses on the Company's marketable securities portfolio, which is comprised of securities that are considered available-for-sale, are included in stockholders' equity while such unrealized gains and losses in fiscal 1994 were included in other income, net. The adoption of this new standard was not material to the Company's consolidated financial statements.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $8.3 million to $23.4 million in fiscal 1996. Total cash provided by the Company's consolidated operations increased $16.3 million in fiscal 1996 to $37.8 million. Consolidated investing and financing activities required the Company to use a net of $19.6 million and $9.9 million, respectively. Purchases of property and equipment of $27.1 million and a $2.6 million increase in notes receivable and related party notes receivable were offset by cash proceeds of $9.7 million from the collection on and sale of notes receivable and related party notes receivable and by the liquidation of $1.7 million of the Company's marketable securities portfolio. Financing activities provided the Company with $14.6 million from increased bank borrowings and $3.6 million from the exercise of stock options. Cash provided by these financing activities were more than offset by a $11.5 million decrease in the bank overdraft, repayments of long-term debt and capital leases totaling $14.3 million, which included a prepayment of $3.0 million on secured notes payable, and dividend payments of $1.5 million. Total cash available to the Company as of January 31, 1996 was $25.9 million, which included $2.5 million of holdings in a diversified, highly liquid investment portfolio with minimal interest rate risk.

     Following the formation of Boston West, the Company's loan agreement with its bank was amended such that borrowings totaling $28.0 million, drawn against a former revolving credit line primarily to fund the development of the Company's Boston Market operations, were converted to a term loan, payable in quarterly installments through September 1998. In addition, a new $15.0 million unsecured revolving credit line that expires in August 1996 was established for use in the Company's ongoing Carl's Jr. operations, of which no such amounts were drawn against as of the fiscal year end. Subsequent to year end, the Company's bank agreement was amended such that certain of the covenants governing this agreement were modified for the current fiscal year and for future measurement periods. As a result of the amendment, the Company was in compliance with all of the covenants governing its bank agreement as of January 31, 1996.

     The Company's primary sources of liquidity are its retail sales, which are generated in cash. As the Company is no longer the exclusive provider of capital for Boston West, future capital needs will arise, principally for the construction of new Carl's Jr. restaurants, the remodeling of existing restaurants, the conversion of certain restaurants to the Carl's Jr./Green Burrito dual-brand concept, the payment of lease obligations, the repayment of debt, and in fiscal 1997 the purchase of Series A Convertible Preferred Stock of Summit, the anticipated closing of the Summit Merger and the early repayment of certain indebtedness. During fiscal 1997, the Company expects to open 15 new restaurants, to remodel as many as 160 existing restaurants under the Company's image enhancement program and to complete a minimum of 40 dual-brand conversions.

     The Company believes that cash generated from its Carl's Jr. operations, along with cash and marketable securities on hand as of January 31, 1996, and a combination of proceeds from its revolving credit line and borrowings from other banks or financial institutions will provide the Company the funds necessary to meet all of its obligations, including the payment of maturing indebtedness, the further development of its Carl's Jr. operations and other obligations described above.

     On March 12, 1996, the Company's Board of Directors declared a $0.04 per share semi-annual cash dividend, payable on April 26, 1996 to stockholders of record on April 5, 1996.

IMPACT OF INFLATION

     Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company's operations. High interest rates can negatively affect lease payments for new restaurants, as well. Historically, the Company has been able to pass any associated higher costs due to these inflationary factors along to its customers because those factors have impacted nearly all restaurant companies. During fiscal 1996, however, management emphasized cost controls rather than price increases, given the competitive pressure within the quick-service industry and the recessionary environment in the Company's core markets.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires the assessment of certain long-lived assets for possible impairment when events or circumstances indicate their carrying amounts may not be recoverable. The Company must adopt this new pronouncement by fiscal 1997 and, upon adoption, any impairment losses recognized for assets to be held and used must be recorded as a non-cash charge in continuing operations while such losses attributable to assets to be disposed of must be reported as a cumulative effect of a change in accounting principle. The Company is still finalizing the impact of this statement, but estimates the range of exposure to be approximately $1.0 million to $3.0 million.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered. If the Company were to retain its current intrinsic value based method, as allowed by SFAS 123, it would be required to disclose the pro forma effect of adopting the fair value based method for all stock options granted in fiscal years beginning after December 14, 1994. The Company has decided to retain its current intrinsic value based method and to therefore disclose the pro forma effect; however, the Company has not yet completed all of the analysis required to estimate the impact of this new statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing in the "Information Concerning Nominees" section of the Company's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 1996, to be filed with the Commission within 120 days of January 29, 1996, is hereby incorporated by reference. Information concerning the current executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing in the "Executive Compensation" section of the Company's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 1996, to be filed with the Commission within 120 days of January 29, 1996, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing in the "Ownership of the Company's Securities" section of the Company's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 1996, to be filed with the Commission within 120 days of January 29, 1996, is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in the "Transactions with Officers and Directors" section of the Company's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 1996, to be filed with the Commission within 120 days of January 29, 1996, is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                            PAGE
    (a)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:                                      NUMBER
                                                                                            ------
           Independent Auditors' Report..................................................    F-1
           Consolidated Balance Sheets -- as of January 31, 1996 and 1995................    F-2
           Consolidated Statements of Income -- for the years ended January 31, 1996,
              1995  and 1994.............................................................    F-3
           Consolidated Statements of Stockholders' Equity -- for the years ended
              January 31, 1996, 1995  and 1994...........................................    F-4
           Consolidated Statements of Cash Flows -- for the years ended January 31, 1996,
              1995 and 1994..............................................................    F-5
           Notes to Consolidated Financial Statements....................................    F-6

    (a)(2) INDEX TO FINANCIAL STATEMENTS SCHEDULES:
           All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

    (a)(3) EXHIBITS:
           An "Exhibit Index" has been filed as a part of this Form 10-K beginning on page E-1 hereof and is incorporated herein by reference.

    (b)    CURRENT REPORTS ON FORM 8-K:
           Current reports on Form 8-K dated December 1, 1995 and January 25, 1996 were filed during the fourth quarter of the fiscal year to report matters relating to the Company's proposed acquisition of Summit.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CKE RESTAURANTS, INC.

                                        By    /s/ WILLIAM P. FOLEY II
                                              ----------------------------------
                                                 William P. Foley II
                                              Chairman of the Board and
                                                Chief Executive Officer

                                        Date:  April 16, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                 TITLE                                  DATE
        ---------                                 -----                                  ----
/s/  WILLIAM P. FOLEY II                  Chairman of the Board and                   April 16, 1996
- ------------------------------             Chief Executive Officer
     William P. Foley II                (Principal Executive Officer)


/s/  JOSEPH N. STEIN                        Senior Vice President,                    April 16, 1996
- -------------------------------            Chief Financial Officer
     Joseph N. Stein                    (Principal Financial Officer)



/s/  JOHN C. FULLER                              Controller                           April 16, 1996
- -------------------------------         (Principal Accounting Officer)
     John C. Fuller


/s/  PETER CHURM                                  Director                            April 16, 1996
- -------------------------------
     Peter Churm

/s/  CARL L. KARCHER                              Director                            April 16, 1996
- --------------------------------
     Carl L. Karcher

/s/  CARL N. KARCHER                              Director                            April 16, 1996
- --------------------------------
     Carl N. Karcher

/s/  DANIEL D. (Ron) LANE                 Vice Chairman of the Board                  April 16, 1996
- ---------------------------------
     Daniel D. (Ron) Lane

/s/  W. HOWARD LESTER                             Director                            April 16, 1996
- ---------------------------------
     W. Howard Lester

/s/  FRANK P. WILLEY                              Director                            April 16, 1996
- ---------------------------------
     Frank P. Willey

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CKE Restaurants, Inc. and Subsidiaries

     We have audited the accompanying consolidated financial statements of CKE Restaurants, Inc. and its subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and its subsidiaries as of January 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 1996 in conformity with generally accepted accounting principles.

                                                KPMG Peat Marwick LLP

Orange County, California
March 19, 1996

                              CKE RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S


January 31                                                                1996            1995
                                                                          ----            ----
                                                                         (Dollars in thousands)
Current assets:
  Cash and cash equivalents......................................       $ 23,429        $ 15,174
  Marketable securities..........................................          2,510           3,088
  Accounts receivable............................................          8,009          12,411
  Related party receivables......................................            977           1,509
  Inventories....................................................          6,132           5,950
  Deferred income taxes, net.....................................         10,056          12,254
  Other current assets and prepaid expenses......................          5,656           6,438
                                                                        --------        --------
      Total current assets.......................................         56,769          56,824

Property and equipment, net......................................        127,346         133,248
Property under capital leases, net...............................         28,399          30,515
Long-term investments............................................         19,814              --
Notes receivable.................................................          7,236          13,139
Related party notes receivable...................................            969           2,109
Other assets.....................................................          6,226           8,526
                                                                        --------        --------
                                                                        $246,759        $244,361
                                                                        ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt..............................       $  8,575        $  8,168
  Current portion of capital lease obligations...................          3,745           3,581
  Accounts payable...............................................         15,824          29,754
  Other current liabilities......................................         33,173          30,065
                                                                        --------        --------
      Total current liabilities..................................         61,317          71,568
                                                                        --------        --------
Long-term debt...................................................         30,321          27,178
Capital lease obligations........................................         40,233          42,691
Other long-term liabilities......................................         13,699          14,450
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000 shares;
    none issued or outstanding...................................             --              --
  Common stock, $.01 par value; authorized 50,000,000 shares;
    issued and outstanding 19,200,141 shares
    and 18,845,138 shares .......................................            192             188
  Additional paid-in capital.....................................         38,713          35,119
  Retained earnings..............................................         67,393          57,725
  Treasury stock, at cost; 670,300 shares and 590,000 shares.....         (5,109)         (4,558)
                                                                        --------        --------
      Total stockholders' equity.................................        101,189          88,474
                                                                        --------        --------
                                                                        $246,759        $244,361
                                                                        ========        ========


See accompanying notes to consolidated financial statements.

                              CKE RESTAURANTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

Fiscal year ended January 31                                           1996        1995         1994
                                                                       ----        ----         ----
                                                                 (In thousands except per share amounts)
Revenues:
  Retail sales.............................................        $393,486    $370,045     $384,859
  Franchised and licensed restaurants......................          71,951      73,702       78,635
                                                                   --------    --------     --------

      Total revenues.......................................         465,437     443,747      463,494
                                                                   --------    --------     --------

Operating costs and expenses:
  Retail operations:
    Food and packaging.....................................         121,029     111,985      115,444
    Payroll and other employee benefits....................         109,942     112,177      118,774
    Occupancy and other operating expenses.................          82,095      82,172       84,890
                                                                   --------    --------     --------
                                                                    313,066     306,334      319,108

  Franchised and licensed restaurants......................          68,839      69,871       73,552
  Advertising expenses.....................................          19,940      20,148       19,104
  General and administrative expenses......................          37,857      38,792       41,222
                                                                   --------    --------     --------

      Total operating costs and expenses...................         439,702     435,145      452,986
                                                                   --------    --------     --------

Operating income ..........................................          25,735       8,602       10,508

Interest expense...........................................         (10,004)     (9,202)     (10,387)

Other income, net..........................................           2,222       2,998        6,148
                                                                   --------    --------     --------

Income before income taxes and cumulative
  effect of change in accounting principle.................          17,953       2,398        6,269
Income tax expense ........................................           7,001       1,134        1,836
                                                                   --------    --------     --------

Income before cumulative effect of change in
  accounting principle.....................................          10,952       1,264        4,433

Cumulative effect of change in accounting principle
  (net of income tax benefit of $512)......................              --          --         (768)
                                                                   --------    --------     --------

Net income ................................................        $ 10,952    $  1,264     $  3,665
                                                                   ========    ========     ========

Net income per common and common equivalent share:
  Income before cumulative effect of change
    in accounting principle................................        $    .59    $    .07     $    .24
  Cumulative effect of change in accounting principle......              --          --         (.04)
                                                                   --------    --------     --------
      Net income ..........................................        $    .59    $    .07     $    .20
                                                                   ========    ========     ========

Common and common equivalent shares
  used in computing per share amounts......................          18,679      18,717       18,567
                                                                   ========    ========     ========



See accompanying notes to consolidated financial statements.

                              CKE RESTAURANTS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common Stock         Treasury Stock
                               ------------------     ------------------      Additional                   Total
                               Number of              Number of                 Paid-In     Retained    Stockholders'
                                Shares     Amount      Shares     Amount        Capital     Earnings       Equity
                               ---------   ------     ---------   ------        -------     --------    -------------
                                                        (In thousands except per share amounts)
BALANCE AT
  JANUARY 31, 1993.........     18,091     $181          --        $--         $ 28,612      $55,939      $84,732
  Cash dividends
    ($.08 per share).......         --       --          --         --               --       (1,456)      (1,456)
  Exercise of stock options        646        6          --         --             4,351          --        4,357
  Tax benefit associated
    with exercise of
    stock options..........         --       --          --         --             1,191          --        1,191
  Remeasurement of stock
    options................         --       --          --         --                 9          --            9
  Repurchase and
    retirement of shares...        (60)     (1)          --         --              (421)         --         (422)
  Net income...............         --      --           --         --                --       3,665        3,665
                               -------   -----        -----    -------          --------     --------    --------

BALANCE AT

  JANUARY 31, 1994.........     18,677     186           --         --            33,742      58,148       92,076
  Cash dividends
    ($.08 per share).......         --      --           --         --                --      (1,499)      (1,499)
  Exercise of stock options        168       2           --         --             1,097          --        1,099
  Tax benefit associated
    with exercise of
    stock options..........         --      --           --         --               280          --          280
  Purchase of treasury
    shares.................         --      --          590     (4,558)               --          --       (4,558)
  Net unrealized loss on
    investment securities..         --      --           --         --                --        (188)        (188)
  Net income...............         --      --           --         --                --       1,264        1,264
                                ------  ------        -----   --------          --------    --------     --------

BALANCE AT
  JANUARY 31, 1995.........     18,845     188          590     (4,558)           35,119      57,725       88,474
  Cash dividends
    ($.08 per share).......         --      --           --         --                --      (1,460)      (1,460)
  Exercise of stock options        355       4           --         --             2,746          --        2,750
  Tax benefit associated
    with exercise of
    stock options..........         --      --           --         --               848          --          848
  Purchase of treasury
    shares.................         --      --           80       (551)               --          --         (551)
  Net unrealized gain on
    investment securities..         --      --           --         --                --         176          176
  Net income...............         --      --           --         --                --      10,952       10,952
                                ------   -----        -----   --------          --------     -------     --------

BALANCE AT
  JANUARY 31, 1996........      19,200    $192          670    $(5,109)         $ 38,713     $67,393     $101,189
                                ======    ====         ====    =======          ========     =======     ========



See accompanying notes to consolidated financial statements.

                              CKE RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended January 31                                                 1996           1995           1994
                                                                             ----           ----           ----
                                                                                    (Dollars in thousands)
Net cash flows from operating activities:
  Net income.........................................................       $ 10,952     $   1,264       $  3,665
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Noncash franchise (revenue) expense..............................            209           170           (151)
    Depreciation and amortization....................................         21,372        22,755         22,842
    Settlement of notes receivable...................................         (1,292)           --             --
    Arbitration judgment ............................................             --            --          3,000
    Loss on sale of property and equipment and capital leases........          1,828         2,118            613
    Reversal of certain lease subsidy reserves.......................             --        (2,680)            --
    Loss on long-term investments....................................          1,898            --             --
    Write-off of accounts and notes receivable.......................             --            --            406
    Write-down of marketable securities..............................             --            --            213
    Net noncash investment income....................................           (851)          (25)           (63)
    Deferred income taxes............................................          2,198         3,434         (1,675)
    Post-employment benefits.........................................             --            --          1,668
    Cumulative effect of change in accounting principle..............             --            --            768
    Net change in marketable securities reserve......................             --            --           (479)
    Net change in receivables, inventories and other current assets..            256        (4,329)         4,257
    Net change in other assets.......................................           (463)       (1,119)        (2,699)
    Net change in accounts payable and other current liabilities               1,672          (133)        (4,617)
                                                                            --------     ---------       --------
    Net cash provided by operating activities........................         37,779        21,455         27,748
                                                                            --------     ---------       --------
Cash flows from investing activities:
  Sale of or reimbursement on restaurant property to
    be sold and leased back..........................................             --            --            487
  Purchases of:
    Marketable securities............................................           (921)       (3,549)       (12,722)
    Property and equipment...........................................        (27,148)      (40,010)       (13,865)
    Long-term investments............................................         (1,670)           --             --
  Proceeds from sale of:
    Marketable securities............................................          1,662        15,994         30,177
    Property and equipment...........................................            905           110            490
    Long-term investments............................................            310            --             --
  Collections on leases receivable...................................            164           148            129
  Increases in notes receivable and related party notes receivable...         (2,640)       (1,985)            --
  Collections on and sale of notes receivable and related party
    notes receivable.................................................          9,736         2,293          4,824
                                                                           ---------     ---------       --------
    Net cash provided by (used in) investing activities..............        (19,602)      (26,999)         9,520
                                                                           ---------     ---------       --------
Cash flows from financing activities:
  Net change in bank overdraft.......................................        (11,477)       10,203            170
  Net change in obligations secured by marketable securities
    and long-term investments........................................             --            --         (2,422)
  Short-term borrowings..............................................         57,060        32,806         15,150
  Repayments of short-term debt......................................        (57,060)      (13,981)       (33,250)
  Long-term borrowings...............................................         14,573            --            --
  Repayments of long-term debt.......................................        (11,149)      (14,771)       (11,488)
  Repayments of capital lease obligations............................         (3,129)       (2,878)        (2,650)
  Net change in other long-term liabilities..........................           (327)       (3,076)          (887)
  Repurchase and retirement of common stock..........................             --            --           (422)
  Purchase of treasury stock.........................................           (551)       (4,558)            --
  Payment of dividends...............................................         (1,460)       (1,499)        (1,456)
  Exercise of stock options..........................................          2,750         1,099          4,366
  Tax benefit associated with the exercise of stock options..........            848           280          1,191
                                                                          ----------     ---------       --------
    Net cash provided by (used in) financing activities..............         (9,922)        3,625        (31,698)
                                                                          ----------     ---------       --------
  Net increase (decrease) in cash and cash equivalents...............     $    8,255     $  (1,919)      $  5,570
                                                                          ==========     =========       ========


See accompanying notes to consolidated financial statements.

                              CKE RESTAURANTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

Basis of Presentation and Fiscal Year

In June 1994, a plan of reorganization and merger (the "Merger") was approved by the stockholders of Carl Karcher Enterprises, Inc. ("Enterprises"), whereby Enterprises, the predecessor entity of the Company that was a publicly held corporation, and Boston Pacific, Inc. ("Boston Pacific") became wholly-owned subsidiaries of CKE Restaurants, Inc. ("CKE" and collectively with its subsidiaries, the "Company"), a Delaware corporation organized during fiscal 1995. Since Boston Pacific began its start-up operations in February 1994 and the Company did not commence its operations until June 1994, the accompanying consolidated financial statements for fiscal 1994 were comprised solely of the results of operations and financial condition of Enterprises.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. The Company's fiscal year is 52 or 53 weeks, ending the last Monday in January each year. Fiscal years 1996 and 1995 each included 52 weeks of operations and fiscal year 1994 included 53 weeks of operations. For clarity of presentation, the Company has described all years presented as if the fiscal year ended January 31.

Nature of Operations

The Company is engaged primarily in the food service industry. Enterprises operates, franchises and licenses the Carl's Jr. quick-service restaurant concept, primarily in the Western United States, Mexico and the Pacific Rim. The Carl's Jr. menu is relatively uniform throughout the chain and features several charbroiled hamburgers and chicken sandwiches, including the Famous Big Star, Western Bacon Cheeseburger(R), Super Star(R) and Charbroiler Chicken Sandwiches(R). Boston Pacific holds a minority interest in Boston West, L.L.C. ("Boston West"), which owns and operates Boston Market stores in Southern California as a franchisee of Boston Chicken, Inc. ("BCI"). Boston Market stores primarily feature rotisserie-roasted chicken, breast of turkey, double-glazed baked ham and double-sauced meatloaf.

Cash Equivalents

For purposes of reporting cash flows, highly liquid investments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

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

Deferred pre-opening costs also include, if significant, the cost of required training classes for new managers, assistant managers and regional managers; airfare and lodging related to this training; and the salaries of these individuals during their training classes. Such costs, including training, were not significant in fiscal years 1996 and 1994. These costs were more significant in fiscal 1995 since there was not an existing employee base from which to hire Boston Market store management and the training related to the opening of Boston Market stores was conducted outside of California.

Investment in Joint Venture

In fiscal 1994, the Company entered into a joint venture agreement with a Mexican company to operate a Carl's Jr. restaurant in Baja California. The Company owns a 50% interest in this joint venture. In fiscal 1996, the Company entered into a joint venture agreement, in which the Company has a 30% interest, with one of its licensees to operate 130 Carl's Jr. restaurants in 16 Asian countries over the next five years. Both joint venture agreements, which are accounted for by the equity method, are not considered material to the Company's financial statements.

Depreciation and Amortization

Property and equipment are recorded at cost, less depreciation and amortization. Depreciation is computed using the straight-line method based on the assets' estimated useful lives, which range from three to thirty-five years. Leasehold improvements and the cost of business in excess of net assets at acquisition are amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the related lease terms. The Company assesses the recoverability of cost of business in excess of net assets at acquisition by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future cash flows.

Advertising

Production costs of commercials and programming are charged to operations in the fiscal year first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the fiscal year incurred.

Income Taxes

The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this method, income tax assets and liabilities are recognized using enacted tax rates for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A change in tax rates is recognized in income in the period that includes the enactment date.

Estimations

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Share

Earnings per share is computed based on the weighted average number of common shares outstanding during the year, after consideration of the dilutive effect of outstanding stock options. For all years presented, primary earnings per share approximate fully diluted earnings per share.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform with the fiscal 1996 presentation.

NOTE 2 -- LONG-TERM INVESTMENTS

In January 1994, the Company acquired from BCI the rights to develop, own and operate up to 300 Boston Market stores throughout designated markets in California. Boston Pacific was formed during fiscal 1995 to conduct the Company's Boston Market franchise operations. The Company's obligation under the terms of this agreement included opening 20 Boston Market stores during fiscal 1995, followed by an additional 40 to 50 stores per year during the next four years, for an aggregate of 200 stores by January 1999. This agreement also contained an option to develop an additional 100 stores under certain conditions.

In April 1995, the Company's overall strategic plans were revised and the Company determined that its available cash should be used to fund the expansion and image enhancement of its Carl's Jr. restaurants. As such, management determined it would opt for a more passive investment role and eliminate its control and significant influence in the Boston Market concept. The Company formed a new privately owned company, Boston West, which assumed the operations of all of the Company's 25 existing Boston Market stores and agreed to fulfill the Company's remaining obligation to develop an additional 175 Boston Market stores under its January 1994 area development agreement with BCI. In connection with this transaction, the Company received preferred units and all the outstanding common equity units in Boston West, for a cost of approximately $19.7 million and $620,000, respectively, in exchange for a majority of its existing Boston Market restaurant assets.

The Company is entitled to receive dividends on its preferred units at rates ranging from 8.6% to 9.0%. The dividends earned through June 1997 will be paid in cash upon conversion of the Company's preferred units into common equity units. In addition, this transaction provided for the leasing of approximately $12.0 million of equipment and real property retained by the Company to Boston West at current market rates. An affiliate of BCI has an option to purchase all the equipment and real property leased by the Company to Boston West. BCI agreed to lend Boston West, over time, up to $63.8 million as part of this transaction. This loan is convertible to common equity units in Boston West, at BCI's option, at 115% of the original equity price. In addition, pursuant to this agreement, the Company has an option to co-fund, along with BCI loan proceeds, the capital requirements of Boston West up to a maximum of $15.0 million, of which the Company has funded approximately $1.7 million as of January 31, 1996 through the purchase of additional preferred units. The $15.0 million may be funded, in part, by proceeds of the purchase option in the equipment and real property leases when and if they are exercised.

On May 30, 1995, Boston West issued an additional $2.5 million of common equity units to an independent investor group in return for cash and certain notes receivable, which are secured by $1.2 million of Boston West common equity units. As of this date, the Company ceased consolidating the operations of Boston West into its financial statements and commenced realizing a pro-rata share of the losses of its minority interest in Boston West.

On September 12, 1995, Boston West formally agreed to repurchase one half of the Company's outstanding common equity units in Boston West, at a purchase price of $10.00 per unit, or $310,000. As of this date, the Company began accounting for its minority interest in Boston West using the cost method of accounting for investments.

As of January 31, 1996, the Company's total long-term investment in Boston West was $19.8 million, which approximates fair value. The Company's estimate of fair value of its long-term investment was based on a number of factors including, the discounted future cash flows of Boston West and the present value of expected future preferred dividend distributions. A total of 54 Boston Market stores were opened under the area development agreement with BCI as of fiscal year end.

Subsequent to year end, an affiliate of BCI exercised its option to purchase a portion of the real property leased by the Company to Boston West. The Company received $2.5 million in cash and $2.5 million in additional preferred units in exchange for the real property. In March 1996, the Company's Board of Directors elected to cease participation in the option to co-fund the capital requirements of Boston West. With the amounts co-funded to date and the potential exercise of the purchase option in the equipment and the remaining real property, the Company's minority interest in Boston West may be increased to up to approximately 33% upon conversion of the preferred units.

NOTE 3 -- MARKETABLE SECURITIES

The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Under this method, the Company's marketable securities are categorized as available-for-sale, and as a result are stated at fair value. Unrealized holding gains and losses are included as a component of stockholders' equity until realized. Fair values are based on quoted market prices where available. For marketable securities not actively traded, fair values are estimated using values obtained from independent sources.

Marketable securities consist primarily of holdings in investment-grade preferred stock and debt securities in a variety of industries. The fair value and cost of marketable securities, classified as current assets, are as follows:

                                                                        1996                     1995
                                                                   ----------------        ---------------
                                                                    FAIR                   FAIR
(DOLLARS IN THOUSANDS)                                              VALUE     COST         VALUE     COST
                                                                   ------    ------        ------   ------
Adjustable rate preferred stock........................            $  193    $  225        $  503   $  536
Fixed rate preferred stock.............................             1,633     1,891         1,510    1,921
Debt securities........................................               563       462           763      763
Mutual funds and common stock..........................               121       276           312      372
                                                                   ------    ------        ------   ------

                                                                   $2,510    $2,854        $3,088   $3,592
                                                                   ======    ======        ======   ======


Gross unrealized holding gains and unrealized holding (losses) as of January 31, 1996 were $144,000 and $(488,000), respectively, and, as of January 31, 1995, were $41,000 and $(545,000), respectively.

Dividend income is recorded on the ex-dividend date and interest income is recorded as earned. Securities transactions are accounted for on the trade date, or the date the order to buy or sell is executed. Realized gains and losses from securities transactions are determined on a specific identification basis.

NOTE 4 -- ACCOUNTS RECEIVABLE

Details of accounts receivable are as follows:

(DOLLARS IN THOUSANDS)                                                      1996           1995
                                                                            ----           ----
Accounts receivable:
  Trade receivables...................................................    $3,232        $ 3,961
  Income tax receivable...............................................     3,231          5,171
  Notes receivable, current...........................................       594          3,062
  Dividend receivable.................................................       714             --
  Other...............................................................       238            217
                                                                          ------        -------
                                                                          $8,009        $12,411
                                                                          ======        =======

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                         ESTIMATED
(DOLLARS IN THOUSANDS)                                  USEFUL LIFE         1996           1995
                                                        -----------         ----           ----
Land  ...............................................                   $ 27,891       $ 25,621
Leasehold improvements...............................    4-25 years       96,243         92,421
Buildings and improvements...........................    7-35 years       29,038         35,064
Equipment, furniture and fixtures....................    3-10 years      128,670        124,735
                                                                        --------       --------

                                                                         281,842        277,841

Less: Accumulated depreciation and amortization......                    154,496        144,593
                                                                        --------       --------

                                                                        $127,346       $133,248
                                                                        ========       ========

Provision is made for an impairment loss if the Company determines that the carrying amount of a real estate asset may not be recoverable. Management evaluates current and anticipated market conditions of the respective properties to determine if an impairment loss has occurred. Losses are recognized when the carrying value of these assets exceeds the total estimated undiscounted cash flows expected to be generated over the assets' estimated life. The impairment loss for all years presented is not considered material.

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

Property under capital leases is comprised of the following:


(Dollars in thousands)                                         1996         1995
                                                               ----         ----
Buildings................................................   $64,186      $65,017
Less: Accumulated amortization...........................    35,787       34,502
                                                            -------      -------
                                                            $28,399      $30,515
                                                            =======      =======

Amortization is calculated on the straight-line basis over the shorter of the lease term or estimated useful lives of the assets.

Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 31, 1996 are as follows:

(Dollars in thousands)                                          Capital    Operating
                                                                -------    ---------
Fiscal Year
  1997...................................................       $ 8,533     $29,262
  1998...................................................         8,217      28,333
  1999...................................................         7,925      27,458
  2000...................................................         7,446      25,894
  2001...................................................         7,194      23,846
Thereafter...............................................        42,161     197,571
                                                                -------    --------
Total minimum lease payments.............................       $81,476    $332,364
                                                                           ========
Less: Amount representing interest.......................        37,498
                                                                -------

Present value of minimum lease payments..................        43,978
Less: Current portion....................................         3,745
                                                                -------

Capital lease obligations, excluding current portion.....       $40,233
                                                                =======

Total minimum lease payments have not been reduced by minimum sublease rentals of $41.2 million due in the future under certain operating subleases.

The Company has leased and subleased land and buildings to others, primarily as a result of the franchising of certain restaurants. Many of these leases provide for fixed payments with contingent rent when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Lessees generally bear the cost of maintenance, insurance and property taxes. Components of the net investment in leases receivable, included in other assets, are as follows:

(Dollars in thousands)                                         1996         1995
                                                               ----         ----
Net minimum lease payments receivable...................     $9,887      $10,690
Less: Unearned income...................................      5,135        5,774
                                                             ------      -------
Net investment..........................................     $4,752      $ 4,916
                                                             ======      =======

Minimum future rentals to be received as of January 31, 1996 are as follows:

                                                            Capital     Operating
                                                           Leases or       Lessor
(Dollars in thousands)                                     Subleases       Leases
                                                          ----------     --------
Fiscal Year:

  1997................................................        $  803       $  257
  1998................................................           804          257
  1999................................................           809          258
  2000................................................           808          259
  2001................................................           801          259
  Thereafter..........................................         5,862        1,884
                                                              ------        -----

Total minimum future rentals..........................        $9,887       $3,174
                                                              ======       ======


Total minimum future rentals do not include contingent rentals which may be received under certain leases.

The Company's investment in land under operating leases was $1.8 million at January 31, 1996 and 1995.

Aggregate rents under noncancelable operating leases during fiscal 1996, 1995 and 1994 are as follows:

(Dollars in thousands)                                         1996         1995        1994
                                                               ----         ----        ----
Minimum rentals..........................................   $29,225      $29,173     $28,989
Contingent rentals.......................................     1,384        1,459       1,583
Less: Sublease rentals...................................     5,058        5,029       4,812
                                                            -------      -------     -------

                                                            $25,551      $25,603     $25,760
                                                            =======      =======     =======



NOTE 7 -- OTHER CURRENT LIABILITIES

Other current liabilities are comprised of the following:

(Dollars in thousands)                                         1996         1995
                                                               ----         ----
Salaries, wages and other benefits.......................   $ 9,981      $ 7,732
Self-insured workers' compensation reserve (see Note 9)..     6,854        7,650
Other self-insurance reserves............................     1,328        1,323
State sales taxes........................................     5,881        2,525
Deferred revenues........................................     4,351        3,020
Other accrued liabilities................................     4,778        7,815
                                                            -------      -------

                                                            $33,173      $30,065
                                                            =======      =======

NOTE 8 -- CREDIT FACILITIES AND LONG-TERM DEBT

As of January 31, 1995, advances totaling $18.8 million were drawn against the Company's former revolving credit line, primarily to fund the Company's Boston Market franchise operations. Following the formation of Boston West in April 1995, the Company's loan agreement with its bank was amended such that these borrowings were converted to a term loan, payable in quarterly installments through September 1998. In addition, a new $15.0 million unsecured revolving credit line that expires in August 1996 was also established for use in the Company's ongoing Carl's Jr. operations. As of January 31, 1996, a total of $15.0 million was available to the Company under this new line of credit.

Subsequent to year end, the Company's bank agreement was amended such that certain of the covenants governing this agreement were modified for the current fiscal year and for future measurement periods. As a result of the amendment, the Company was in compliance with all of the covenants governing its bank agreement as of January 31, 1996.

Long-term debt is comprised of the following:

(Dollars in thousands)                                                              1996          1995
                                                                                    ----          ----
  Unsecured note payable to bank, principal payments in specified amounts
    quarterly through 1998, interest based on the bank prime rate plus .25%..    $22,750       $18,825
  Secured note payable to bank, principal payments in specified amounts
    annually through 1999, interest at 12.95%; prepaid in January 1996.......         --         4,494
  Secured note payable, principal payments in specified amounts annually
    through 2000, interest at 13.5%..........................................      3,993         5,168
  Secured note payable, principal payments in specified amounts
    monthly through 2001, interest at 8.17%..................................      5,398            --
  Industrial Revenue Bonds, payable in 1999, variable interest
    rate averaging 3.82% in 1996 and 3.02% in fiscal 1995....................      3,600         3,600
  Other......................................................................      3,155         3,259
                                                                                 -------       -------

                                                                                  38,896        35,346

  Less: Current portion......................................................      8,575         8,168
                                                                                 -------       -------

                                                                                 $30,321       $27,178
                                                                                 =======       =======

Notes payable mature in fiscal years ending after January 31, 1996 as follows:

(Dollars in thousands)

Fiscal Year:
  1997.......................................................................    $ 8,575
  1998.......................................................................      9,242
  1999.......................................................................      9,139
  2000.......................................................................      4,703
  2001.......................................................................      4,801
Thereafter...................................................................      2,436
                                                                                 -------
                                                                                 $38,896
                                                                                 =======

Secured notes payable are collateralized by certain restaurant property deeds of trust, with a carrying value of $15.5 million as of January 31, 1996.

In February 1996, the Company paid in full the 13.5% secured note payable of $4.0 million and also paid $2.5 million against its term loan payable. After consideration of these debt payments subsequent to year end, the Company's total long-term debt obligation would be $32.4 million, payable as follows: $7.4 million in 1997; $8.2 million in 1998; $5.9 million in 1999; $4.1 million in 2000, $4.4 million in 2001 and $2.4 million thereafter. The carrying value of property secured by notes payable after such payments of debt would be $9.4 million.

NOTE 9 -- OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of the following:

(Dollars in thousands)                                   1996             1995
                                                         ----             ----
Self-insured workers' compensation reserve........     $6,784           $7,160
Exit costs........................................      5,274            5,649
Other   ..........................................      1,641            1,641
                                                       ------           ------
                                                      $13,699          $14,450
                                                      =======          =======


The Company presently self-insures for group insurance, workers' compensation and fire and comprehensive protection on most equipment and certain other assets. A total of $13.6 million and $14.8 million was accrued as of January 31, 1996 and 1995, respectively, representing the current and long-term portions of the net present value of an independent actuarial valuation of the Company's workers' compensation claims. These amounts are net of a discount of $2.0 million and $1.7 million in fiscal 1996 and 1995, respectively.

In prior years, the Company initiated programs to dispose of or franchise its Arizona and Texas operations. As of January 31, 1996 and 1995, $6.7 million and $7.0 million, respectively, were accrued for these reserves, including the current portion. These balances were mainly comprised of estimated lease subsidies, $2.7 million of which were reduced in connection with the reacquisition of several Carl's Jr. franchised restaurants from a related party during fiscal 1995 (see Note 12). These lease subsidies represent the net present value of the excess of future lease payments over estimated sublease income. The remaining unamortized discount to present value of these lease subsidies at January 31, 1996 was $4.4 million and will be amortized to operations over the remaining sublease terms, which range up to 21 years.

NOTE 10 -- STOCKHOLDERS' EQUITY

Upon consummation of the Merger, stockholders of Enterprises received one share of the Company's common stock for each share of Enterprises' common stock owned by them just prior to the Merger. In connection with this transaction, the Certificate of Incorporation was adopted for CKE which authorizes 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, both of which have a par value of $.01 per share.

In July 1994, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. A total of 670,300 shares of stock were repurchased to date, which includes the purchase of 62,500 shares in fiscal 1995 from the Chairman Emeritus at the then market price of $9.13 per share. The balance of these shares were purchased in a series of open market transactions, at an average price of approximately $7.48 per share, for an aggregate purchase price of approximately $4.5 million. All shares purchased are being held as treasury stock.

During the second quarter of fiscal 1994, the Company purchased a total of 59,750 shares from the Carl N. and Margaret M. Karcher Trust for an aggregate purchase price of $422,000. All shares purchased were canceled and retired.

NOTE 11 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information on the Company's financial instruments:

(Dollars in thousands)                                           1996                            1995
                                                         ----------------------        ----------------------
                                                                      ESTIMATED                     ESTIMATED
                                                         CARRYING          FAIR        CARRYING          FAIR
                                                           AMOUNT         VALUE          AMOUNT         VALUE
                                                         --------     ---------        --------     ---------
Financial assets:
  Cash and cash equivalents.........................      $23,429       $23,429         $15,174       $15,174
  Marketable securities.............................        2,510         2,510           3,088         3,088
  Notes receivable..................................        9,051         9,097          18,112        17,976

Financial liabilities:
  Long-term debt, including current portion.........       36,412        34,525          32,832        31,953



The estimated fair values of marketable securities were based on quoted market prices. The estimated fair values of notes receivable were determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities.

NOTE 12 -- RELATED PARTY TRANSACTIONS

Certain members of management and the Karcher family are franchisees of the Company. A total of 38 restaurants have been sold to these individuals, one of which occurred during fiscal 1996. As part of these transactions, the Company received cash and accepted $10.4 million of interest-bearing notes. Additionally, these franchisees regularly purchase food and other products from the Company on the same terms and conditions as other franchisees. During fiscal 1995, the Company made a salary advance to the Chairman Emeritus totaling $715,000, a majority of which is non-interest bearing and is to be repaid through payroll deductions. The entire amount will be repaid by December 1998.

Details of amounts outstanding are as follows:


(Dollars in thousands)                               1996            1995
                                                     ----            ----
Advance to Chairman Emeritus..............         $  595          $  667
 7.0% Secured notes.......................            249             296
10.0% Secured notes.......................             72              --
12.0% Secured notes.......................             --             297
12.5% Secured notes.......................            305           1,318
                                                   ------          ------

                                                    1,221           2,578
Less: Long-term portion...................            969           2,109
                                                   ------          ------

                                                      252             469

Trade receivables.........................            725           1,040
                                                   ------          ------

                                                   $  977          $1,509
                                                   ======          ======


In June 1994, the Company reacquired 12 Arizona restaurants from a Karcher family member who was formerly an officer of the Company. As part of this transaction, the Company took possession of certain restaurant assets in exchange for the forgiveness of two notes receivable totaling $1.4 million, and a cash payment of $650,000. In addition, as described in Note 9, certain previously established lease subsidy reserves totaling $2.7 million were reversed in fiscal 1995 as a result of this transaction.

The Company leases various properties, including its corporate headquarters, one of its distribution facilities and three of its restaurants, from the Chairman Emeritus. Included in capital lease obligations was $4.5 million and $4.9 million, representing the present value of lease obligations related to these various properties at January 31, 1996 and 1995, respectively. Lease payments under these leases for fiscal 1996, 1995 and 1994 amounted to $1.4, $1.4, and $1.5 million, respectively. This was net of sublease rentals of $148,000, $154,000 and $171,000 in fiscal 1996, 1995 and 1994, respectively.

In fiscal 1994, the Chairman Emeritus was granted future retirement benefits for past services consisting principally of payments of $200,000 per year for life and supplemental health benefits, which had a net present value of $1.7 million as of that date. This amount was computed using certain actuarial assumptions, including a discount rate of 7%. A total of $1.4 million remained accrued in other current liabilities as of January 31, 1996. The Company anticipates funding these obligations as they become due.

NOTE 13 -- CARL'S JR. FRANCHISE AND LICENSE OPERATIONS

Franchise arrangements, with franchisees who operate in Arizona, California, Nevada, Oregon and Utah, generally provide for initial fees and continuing royalty payments to the Company based upon a percent of sales. The Company generally charges an initial franchise fee for each new franchised restaurant that is added to its system, and in some cases, an area development fee, which grants exclusive rights to develop a specified number of Carl's Jr. restaurants in a designated geographic area within a specified time period. Similar fees are charged in connection with the Company's international licensing operations. These fees are recognized ratably when substantially all the services required of the Company are complete and the restaurants covered by these agreements commence operations.

Franchisees may also purchase food, paper and other supplies from the Company. Additionally, franchisees may be obligated to remit lease payments for the use of restaurant facilities owned or leased by the Company, generally for a period of 20 years. Under the terms of these leases, they are required to pay related occupancy costs which include maintenance, insurance and property taxes.

The Company receives notes from franchisees in connection with the sales of Company-operated restaurants. During fiscal 1996, the Company sold certain of its franchise notes receivable, with partial recourse, to an independent third party for cash proceeds of approximately $8.4 million. The remaining notes bear interest from 7.0% to 12.5%, mature in five to 15 years and are secured by an interest in the restaurant equipment sold.

Revenues from franchised and licensed restaurants consist of the following:


(Dollars in thousands)              1996            1995           1994
                                    ----            ----           ----
Food service.................    $56,036         $57,058        $60,979
Rental income................     10,116          10,257         10,575
Royalties....................      5,704           6,284          6,253
Initial fees.................        116              91            297
Other   .....................        (21)             12            531
                                 -------         -------        -------
                                 $71,951         $73,702        $78,635
                                 =======         =======        =======


Operating costs and expenses for franchised and licensed restaurants consist of the following:

(Dollars in thousands)                                         1996            1995           1994
                                                               ----            ----           ----
Food service............................................    $56,590         $57,334        $60,827
Occupancy and other operating expenses..................     12,249          12,537         12,725
                                                            -------         -------        -------
                                                            $68,839         $69,871        $73,552
                                                            =======         =======        =======

NOTE 14 -- INTEREST EXPENSE

Interest expense consists of the following:

(Dollars in thousands)                                   1996           1995           1994
                                                         ----           ----           ----
Notes payable and revolving credit lines...........  $ (3,585)        $(2,484)      $ (3,472)
Capital lease obligations..........................    (5,898)         (6,194)        (6,454)
Other   ...........................................      (521)           (524)          (461)
                                                    ---------        --------       --------
                                                     $(10,004)        $(9,202)      $(10,387)
                                                     ========         =======       ========



NOTE 15 -- OTHER INCOME, NET

Other income, net is comprised of the following:


(Dollars in thousands)                                  1996            1995           1994
                                                        ----            ----           ----
Net losses on sales of restaurants.................  $  (338)         $ (463)       $  (162)
Gains on sales of investments......................      206             564          2,675
Losses on sales of investments.....................     (351)           (721)        (1,325)
Loss on long-term investments......................   (1,624)             --             --
Dividend income....................................      854             357            559
Lease income.......................................      981              --             --
Interest income....................................    2,494           3,261          4,401
                                                     -------          ------        -------
                                                     $ 2,222          $2,998        $ 6,148
                                                     =======          ======        =======




NOTE 16 -- INCOME TAXES

Income tax expense is comprised of the following:


(Dollars in thousands)                                 1996          1995           1994
                                                       ----          ----           ----
Current:
  Federal......................................       $2,018          $(1,996)      $ 2,327
  State .......................................          772             (304)          672
                                                      ------          -------       -------
                                                       2,790           (2,300)        2,999
                                                      ------          -------       -------
Deferred:
  Federal......................................        3,878            2,517        (1,471)
  State .......................................          333              917          (204)
                                                      ------          -------       -------
                                                       4,211            3,434        (1,675)
                                                      ------          -------       -------
                                                       7,001            1,134         1,324
Tax effect of cumulative effect of change in
  accounting principle.........................           --               --           512
                                                      ------          -------       -------
                                                      $7,001          $ 1,134       $ 1,836
                                                      ======          =======       =======

A reconciliation of income tax expense at the federal statutory rate of 34% to the Company's provision for taxes on income is as follows:


(Dollars in thousands)                                                  1996            1995           1994
                                                                        ----            ----           ----
Income taxes at statutory rate.................................       $6,104        $   815         $ 2,131
State income taxes, net of federal income tax benefit..........          738            800             306
Dividend exclusion.............................................          (29)           (86)           (161)
Targeted jobs tax credits......................................         (243)          (338)           (774)
Alternative minimum tax credit.................................           --           (551)             --
Adjustment of prior years' estimated liabilities...............          289            157              --
Increase in valuation allowance................................          152            298             200
Other, net.....................................................          (10)            39             134
                                                                     -------        -------         -------
                                                                     $ 7,001        $ 1,134         $ 1,836
                                                                     =======        =======         =======



Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:


(Dollars in thousands)                                                  1996           1995           1994
                                                                        ----           ----           ----
Deferred tax asset:
  Capitalized leases...........................................      $ 8,641        $ 8,589        $ 8,449
  Workers' compensation reserve................................        5,905          6,413          6,976
  Exit costs...................................................        2,905          3,068          4,997
  Targeted jobs tax credit carryforward........................        3,055          2,695          2,137
  Arbitration judgment and other litigation....................           --             --          1,539
  Other........................................................        5,437          5,208          5,612
                                                                     -------        -------        -------
                                                                      25,943         25,973         29,710
  Less: Valuation allowance....................................        1,945          1,793          1,495
                                                                     -------        -------        -------
Total deferred tax asset.......................................       23,998         24,180         28,215
                                                                     -------        -------        -------

Deferred tax liability:
  Depreciation.................................................        9,896          9,537         10,210
  Safe harbor leases...........................................          586          1,054          1,461
  Long-term investment.........................................        2,017             --             --
  Other........................................................        1,443          1,335          1,234
                                                                     -------        -------        -------
Total deferred tax liability...................................       13,942         11,926         12,905
                                                                     -------        -------        -------
Net deferred tax asset.........................................      $10,056        $12,254        $15,310
                                                                     =======        =======        =======


While there can be no assurance that the Company will generate any earnings or any specific level of earnings in future years, management believes it is more likely than not that the Company will realize the majority of the benefit of the existing net deferred tax asset at January 31, 1996, based on the Company's current, historical and future pre-tax earnings.

The Company had targeted jobs tax credit carryforwards of $3.1 million, which expire in the years 2007 through 2011, available at January 31, 1996. The Company also had an alternative minimum tax credit carryforward of $700,000 with no expiration date.

NOTE 17 -- EMPLOYEE BENEFIT AND RETIREMENT PLANS

Profit Sharing and Savings Plan

The Company maintains a voluntary contributory profit sharing and savings investment plan for all eligible employees other than operations hourly employees. Annual contributions under the profit sharing portion of the plan are determined at the discretion of the Company's Board of Directors. Under the savings investment portion of the plan, participants may elect to contribute up to 15% of their annual salary to the plan. Through December 31, 1994, up to 4% of employee contributions were matched by the Company. Total Company contributions to this plan for fiscal 1995 and 1994 were $344,000 and $813,000, respectively.

Pension Plan

The Company also maintains a defined benefit pension plan covering substantially all operations employees qualified as to age and service. For fiscal 1996, 1995 and 1994, pension contributions were $512,000, $438,000 and $442,000, respectively. Under the terms of the defined benefit plan, pension expense is computed based upon an independent actuarial valuation study. Company contributions under this plan are funded quarterly. As of February 1, 1995 and 1994, the accumulated benefit obligation related to the plan was $2.0 million and $1.8 million, respectively. On January 1, 1996, the pension plan was amended to limit participation in the plan only to those employees who have become participants in the plan on or before December 31, 1995 and any future contribution of plan benefits will discontinue after December 31, 1995.

Stock Purchase Plan

In fiscal 1995, the Board of Directors adopted, and stockholders subsequently approved in fiscal 1996, an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees may voluntarily purchase, at current market prices, up to 500,000 shares of the Company's common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 10% of their base salary. The Company contributes varying amounts as specified in the ESPP. During fiscal 1996, 25,782 shares were purchased and allocated to employees, based upon their contributions, at an average price of $12.71 per share. The Company contributed $8,000 or an equivalent of 460 shares for the year ended January 31, 1996.

Stock Incentive Plans

The Company's 1994 stock incentive plan was approved by stockholders in June 1994. The 1994 plan is substantially similar to the 1993 plan under which, as a result of the merger, no further options may be granted. Awards granted to eligible employees under the 1994 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of the Board of Directors. The 1994 plan also provides for the automatic annual award of stock options to nonemployee directors and nonemployee director members of the Executive Committee. Options generally have a term of five years from the date of grant for the nonemployee directors and ten years from the date of grant for employees, become exercisable at a rate of 33-1/3% per year following the grant date and are priced at the fair market value of the shares on the date of grant. A total of 1,750,000 shares are available for grants of options or other awards under this plan, of which 859,235 stock options were outstanding as of January 31, 1996, with exercise prices ranging from $6.75 per share to $16.00 per share.

The Company's 1993 stock incentive plan was superseded by the 1994 plan, as discussed above. As of January 31, 1996, 424,522 stock options, with exercise prices ranging from $7.13 per share to $13.38 per share, were outstanding under the plan. No further awards may be granted under this plan.

The Company's 1982 stock option plan expired in September 1992. Under this plan, stock options were granted to key employees to purchase up to 3,000,000 shares of its common stock at a price equal to or greater than the fair market value at the date of grant. The options generally had a term of 10 years from the grant date and became exercisable at a rate of 25%, 35% and 40% per year following the grant date. The exercise price of the 328,037 options outstanding as of January 31, 1996 under this plan ranges from $5.21 per share to $13.38 per share.

Transactions under all plans are as follows:


Number of Shares                                        1996            1995           1994
- ----------------                                        ----            ----           ----
Outstanding at beginning of year..............     1,188,033       1,372,634      1,554,766
Granted.......................................       896,406         437,206        579,812
Cancelled.....................................      (117,642)       (454,296)      (116,349)
Exercised.....................................      (355,003)       (167,511)      (645,595)
                                                   ---------       ---------      ---------
Outstanding at end of year....................     1,611,794       1,188,033      1,372,634
                                                   ==========      =========      =========
Exercisable at end of year....................       621,741         648,324        745,310
                                                   ==========      =========      =========

NOTE 18 -- SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:


(Dollars in thousands)                                                                    1996            1995           1994
                                                                                          ----            ----           ----
Interest (net of amount capitalized).............................................      $10,198         $ 9,208        $10,558
Income taxes.....................................................................        2,571             645          1,675

Noncash investing and financing activities are as follows:

(Dollars in thousands)                                                                    1996            1995           1994
                                                                                          ----            ----           ----

Noncash investing and financing activities:
   Transfers of marketable securities to (from) other current assets.............      $    --         $(6,776)       $ 6,776
   Transfer of inventory, current assets and property and
     equipment to long-term investments..........................................       20,352              --            --
   Other investing activities:
     Net change in dividend receivable...........................................         (714)             --            --
Leasing activities:
   Capital lessee additions......................................................          856              --           505
   Capital lessor additions  ....................................................           --              --           538
   Other leasing activities:
     Increase in property and equipment..........................................           --          (1,356)           --
     Reverse certain lease subsidy reserves......................................           --           2,680            --
Franchising and other disposition activities:
   (Increase) decrease in property and equipment.................................       (2,875)             --           344
   (Increase) decrease in notes receivable.......................................        2,796           1,356          (551)
   Decrease in accounts receivable...............................................          689              --            --
Sale/leaseback activities:
   Transfer of restaurant property costs to property
     and equipment...............................................................           --              --         6,750



NOTE 19 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly results.

(Dollars in thousands, except per share amounts)

Quarter                                              1ST                2ND              3RD              4TH
                                                   ------             ------           ------           ------
FISCAL 1996
Total revenues.................................  $137,625           $108,040         $113,074         $106,698
Operating income ..............................     5,264              6,554            7,373            6,544
Net income  ...................................     1,915              2,808            3,021            3,208

Net income per common and
 common equivalent share.......................  $    .11           $    .15         $    .16         $    .17
                                                 ========           ========         ========         ========

FISCAL 1995
Total revenues.................................  $135,006           $105,308         $103,791         $ 99,642
Operating income..............................      2,904              2,392            1,581            1,725
Net income (loss)..............................       656                864              286             (542)

Net income (loss) per common and
 common equivalent share.......................  $    .04           $    .05         $    .02         $   (.03)
                                                 ========           ========         ========         ========

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry, unpredictable adverse weather conditions which may affect sales volume and food costs. In addition, all quarters have 12-week accounting periods, except the first quarters of 1996 and 1995, which have 16-week accounting periods.

NOTE 20 -- COMMITMENTS AND CONTINGENT LIABILITIES

Concurrent with the new unsecured line of credit (see Note 8), a letter of credit facility, totalling $12.4 million, was established. Two letters of credit are outstanding under this facility, one for $8.5 million issued in May 1995 and a second one for $3.9 million issued in September 1994. The $8.5 million letter of credit secures the Company's potential workers' compensation claims and will expire on June 30, 1996. The State of California requires that the Company provide this letter of credit each year based on its existing claims experience, or set aside a comparable amount of cash or investment securities in a trust account. The upcoming annual security requirement, which begins May 1, 1996, was lowered to $8.3 million due to an improvement in the Company's claims experience. A new letter of credit will be issued for this amount on or before May 1, 1996. The $3.9 million letter of credit secures the Industrial Revenue Bonds issued in connection with the construction of the Company's Northern California distribution facility and expires in January 1997.

The Company's standby letter of credit agreements with various banks expire as follows:

(Dollars in thousands)

June 1996.............................      $ 8,586
January 1997..........................        3,852
April 2000............................          275
                                            -------
                                            $12,713
                                            =======


The Company sold certain of its franchise notes receivable, with recourse, to an independent third party (see Note 13). Under the terms of the sale agreement, as of January 31, 1996, the Company is contingently liable for approximately $5.9 million.

NOTE 21 -- SUMMIT ACQUISITION

The Company and Summit Family Restaurants Inc. ("Summit") signed an Agreement and Plan of Merger and Reorganization ("Merger Agreement") dated as of November 30, 1995, amended as of January 24, 1996 and further amended as of April 2, 1996. Under the terms of the Merger Agreement, as amended, CKE acquired from ABS MB (JB) Limited Partnership 946,714 shares of Series A Convertible Preferred Stock of Summit on April 4, 1996 at a purchase price of $5.27 per share in cash, and will complete the acquisition of Summit in a merger transaction in which all 4,805,902 shares of Summit common stock (other than dissenting shares, if any) will be converted into $2.63 in cash and .165 shares of CKE common stock (the "Summit Merger"). The number of shares of CKE common stock to be issued in the Summit Merger remains subject to adjustment under certain circumstances. The consummation of the Summit Merger is currently expected to occur in May 1996, and remains subject to a number of conditions, including Summit's shareholder approval and other customary conditions. The total estimated purchase price of this transaction is approximately $30.3 million.

Summit operates restaurants under three concepts: 77 company-operated and 24 franchised family style JB's Restaurants; six Galaxy Diner restaurants, which is a promising new 50's diner concept; and 16 HomeTown Buffet restaurants, which are operated by Summit as a franchisee.

The Company anticipates the potential disposition of Summit's 16 HomeTown Buffet Restaurants for cash. Any such sale would generate positive cash flows to reduce the total cash outlay required for the Summit Merger, and for use in the expansion of the Galaxy Diner concept. CKE's management is performing an ongoing evaluation regarding the nature and scope of Summit's JB's Restaurants operations. Various short- and long-term strategic considerations are being assessed, including: the sale, franchise, or other disposition of certain JB's Restaurants; the conversion of certain JB's Restaurants to the Carl's Jr. and Galaxy Diner concept and the retention of a number of JB's Restaurants.

                                  EXHIBIT INDEX

EXHIBITS

  2-1 Agreement and Plan of Merger and Reorganization, dated as of November 30, 1995; First Amendment to Agreement and Plan of Merger and Reorganization, dated as of January 24, 1996; and Second Amendment to Agreement and Plan of Merger and Reorganization, dated as of April 2, 1996 between CKE Restaurants, Inc. and Summit Family Restaurants Inc. The schedules to the Merger Agreement are omitted. The Registrant agrees to furnish supplementally any omitted schedule to the Securities and Exchange Commission upon request.
             (1)

  3-1 Certificate of Incorporation of the Registrant, incorporated herein by reference to exhibit 3-1 to the Registrant's Form S-4 Registration Statement Number 33-52523.

  3-2        Bylaws of Registrant as currently in effect. (1)

  10-1 Franchise Development Agreement dated May 17, 1985 by and between Carl Karcher Enterprises, Inc. and Carl Leo Karcher, filed as exhibit 10-53 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-2 Form of Franchise Agreement by and between Carl Karcher Enterprises, Inc., and Carl Leo Karcher or CLK, Inc. filed as exhibit 10-54 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is herein incorporated by reference, relating to the following units:


                Date                    Unit         Address
                ----                    ----         -------
                May 17, 1985             724         68980 Highway 111
                May 17, 1985             725         102 N. Sunrise Way
                May 17, 1985             726         72840 Highway 111
                May 17, 1985             727         81-770 Highway 111
                May 17, 1985             728         73-125 Highway 111
                May 17, 1985             729         57222 29 Palms Highway
                May 17, 1985             730         13010 Palm Drive
                May 17, 1985             731         2520 Palm Canyon Drive
                December 31, 1985        768         2601 W. Broadway
                January 25, 1986         769         160 S. Lovekin
                January 25, 1986         770         1750 4th Avenue
                January 25, 1986         771         2215 S. Fourth
                October 27, 1987         772         115 Main Street
                March 3, 1987            786         1489 Adams Avenue
                July 6, 1987             793         72305 Vaimer Road
                October 27, 1987         794         2195 Highway 95
                June 14, 1988            811         40050 Washington
                June 26, 1989            820         I-8 Business Loop
                November 12, 1990        873         32-250 Date Palm Drive
                April 1, 1991            895         50-087 Harrison Street
                December 16, 1991       7013         41717 Big Bear Blvd.
                January 20, 1992        7038         275 N. Lake Havasu Blvd.
                April 7, 1993           7085         78-672 Highway 111

  10-3 Form of Sublease between Carl Karcher Enterprises, Inc., and Carl Leo Karcher or CLK, Inc., filed as exhibit 10-62 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is herein incorporated by reference, relating to the following units:

                Date                    Unit         Address
                ----                    ----         -------

                May 16, 1985             724         68980 Highway 111
                May 16, 1985             725         102 N. Sunrise Way
                May 16, 1985             728         73-125 Highway 111
                May 16, 1985             729         57222 29 Palms Highway
                May 15, 1985             730         13010 Palm Drive
                May 16, 1985             731         2520 Palm Canyon Drive
                September 25, 1987       794         2195 Highway 95
                December 16, 1991       7013         41717 Big Bear Blvd.


  10-4 Land and Building Sublease Agreement dated December 31, 1985 by and between Carl Karcher Enterprises, Inc. and Carl Leo Karcher, filed as exhibit 10-71 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-5 Lease Agreement dated September 25, 1987 between Carl Karcher Enterprises, Inc. and Carl Leo Karcher, as amended by the Amendment to Lease dated October 19, 1990 (Unit 772), filed as exhibit 10-81 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-6 Form of Assignment of Franchise Agreement, Release and Continuing Guaranty between Carl Karcher Enterprises, Inc., and Carl Leo Karcher or CLK, Inc., filed as exhibit 10-51 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is herein incorporated by reference, relating to the following units:


                Date                    Unit       Address
                ----                    ----       -------
                June 9, 1992             724       68980 Highway 111
                June 9, 1992             725       102 N. Sunrise Way
                June 9, 1992             727       81-770 Highway 111
                June 9, 1992             728       73-125 Highway 111
                June 9, 1992             729       57222 29 Palms Highway
                June 9, 1992             731       2520 Palm Canyon Drive
                June 9, 1992             768       2601 W. Broadway
                June 9, 1992             769       160 S. Lovekin
                June 9, 1992             770       1750 4th Avenue
                June 9, 1992             771       2215 S. Fourth
                October 27, 1987         772       115 Main Street
                January 27, 1987         786       1498 Adams Avenue
                October 5, 1987          793       72305 Vaimer Road
                August 1, 1988           811       40050 Washington
                January 1, 1990          820       388 West 32nd Street
                November 13, 1990        873       32-250 Date Palm Drive
                March 29, 1991           895       50-087 Harrison Street
                December 16, 1991       7013       41717 Big Bear Boulevard
                January 20, 1992        7038       275 N. Lake Havasu Boulevard
                April 7, 1993           7085       78-672 Highway 111



  10-7 Assignment of Franchise Agreement and Sublease Agreement by Carl Leo Karcher to CLK, Inc. and Continuing Guaranty each dated August 17, 1989 (Unit 730), filed as exhibit 10-39 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-8 Assignment of Franchise Agreement and Lease Agreement by Carl Leo Karcher to CLK, Inc. and Continuing Guaranty each dated August 17, 1989 (Unit 726) filed as exhibit 10-94 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-9 Assignment of Restaurant Franchise Agreement by Carl Leo Karcher to CLK, Inc. dated November 28, 1989 (Unit 704), filed as exhibit 10-95 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-10 License Agreement dated January 27, 1987 by and between Carl Karcher Enterprises, Inc. and CLK, Inc., as amended by the Amendment to License Agreement dated October 10, 1990, filed as exhibit 10-76 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-11 Agreement to Purchase dated October 27, 1987 by and between Carl Karcher Enterprises, Inc. and Carl Leo Karcher (Unit 772), filed as exhibit 10-83 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-12 Agreement to Purchase dated October 27, 1987 by and between Carl Karcher Enterprises, Inc. and Carl Leo Karcher (Unit 794), filed as exhibit 10-84 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-13 Conditional Assignment of Lease dated November 7, 1990 between CLK, Inc. and Carl Karcher Enterprises, Inc. (Unit 770), filed as exhibit 10-97 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-14 Conditional Assignment of Lease dated November 7, 1990 between CLK, Inc. and Carl Karcher Enterprises, Inc. (Unit 771), filed as exhibit 10-98 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-15 Conditional Assignment of Lease dated December 18, 1990 by and between CLK, Inc. and Carl Karcher Enterprises, Inc. (Unit 726), filed as exhibit 10-101 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-16 Development Agreement dated March 22, 1991 between Carl Karcher Enterprises, Inc. and Carl Leo Karcher, filed as exhibit 10-102 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-17 Security Agreement dated December 16, 1991 between Carl Karcher Enterprises, Inc. and Carl Leo Karcher (Unit 7013/433), filed as exhibit 10-111 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

  10-18 Carl Karcher Enterprises, Inc. Profit Sharing Plan, as amended, filed as exhibit 10-21 to the Company's Registration Statement on Form S-1, file No. 2-73695, and is hereby incorporated by reference.(2)

  10-19 Carl Karcher Enterprises, Inc. Key Employee Stock Option Plan, filed as exhibit 10-24 to the Company's Registration Statement on Form S-1, file No. 2-80283, and is hereby incorporated by reference.(2)

  10-20 Carl Karcher Enterprises, Inc. 1993 Employee Stock Incentive Plan, filed as exhibit 10-123 to the Company's Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)

  10-21 CKE Restaurants, Inc. 1994 Stock Incentive Plan, incorporated herein by reference to exhibit 99 to the Registrant's Form S-8 Registration Statement Number 33-55337.(2)

  10-22 CKE Restaurants, Inc. 1994 Employee Stock Purchase Plan, incorporated herein by reference to exhibit 99 to the Registrant's Form S-8 Registration Statement Number 33-56313.(2)

  10-23 Employment Agreement dated January 1, 1994, by and between Carl Karcher Enterprises, Inc. and Carl N. Karcher, filed as exhibit 10-89 to the Company's Form 10-K Annual Report for fiscal year ended January 31, 1994, and is hereby incorporated by reference.

  10-24 Employment Agreement dated November 8, 1994, by and between Carl Karcher Enterprises, Inc. and C. Thomas Thompson, filed as exhibit 10-83 to the Company's Form 10-K Annual Report for fiscal year ended January 30, 1995, and is hereby incorporated by reference.(2)

  10-25 Business Loan Agreement dated October 31, 1994, by and between CKE Restaurants, Inc., Carl Karcher Enterprises, Inc., Boston Pacific, Inc. and Bank of America National Trust and Savings Association, filed as exhibit 10-79 to the Company's Form 10-K Annual Report for fiscal year ended January 30, 1995, and is hereby incorporated by reference.

  10-26 Continuing Guaranty dated October 31, 1994, by and between CKE Restaurants, Inc. and Bank of America National Trust and Savings Association, filed as exhibit 10-80 to the Company's Form 10-K Annual Report for fiscal year ended January 30, 1995, and is hereby incorporated by reference.

  10-27 Amendment No. One to Loan Agreement dated April 5, 1995, by and between CKE Restaurants, Inc., Carl Karcher Enterprises, Inc., Boston Pacific, Inc. and Bank of America National Trust and Savings Association, filed as exhibit 10-81 to the Company's Form 10-K Annual Report for fiscal year ended January 30, 1995, and is hereby incorporated by reference.

  10-28 Amendment No. Two and Waiver to Business Loan Agreement dated April 28, 1995, by and between CKE Restaurants, Inc., Carl Karcher Enterprises, Inc. and Bank of America National Trust and Savings Association, filed as exhibit 10-82 to the Company's Form 10-K Annual Report for fiscal year ended January 30, 1995, and is hereby incorporated by reference.

  10-29 Amendment No. Three and Waiver to Business Loan Agreement dated as of July 3, 1995, by and between CKE Restaurants, Inc., Carl Karcher Enterprises, Inc. and Bank of America National Trust and Savings Association.(1)

  10-30 Amendment No. Four and Consent to Business Loan Agreement dated as of April 15, 1996, by and between CKE Restaurants, Inc., Carl Karcher Enterprises, Inc. and Bank of America National Trust and Savings Association.(1)

  10-31 Settlement and Development Agreement by and between Carl Karcher Enterprises, Inc., CKE Restaurants, Inc. and GB Foods Corporation dated as of May 1995. (1)

  10-32 Agreement to Contribute Assets dated April 17, 1995 by and between Boston West, L.L.C. and Boston Pacific, Inc., filed as exhibit 10-84 to the Company's Form 10-K Annual Report for fiscal year ended January 30, 1995, and is hereby incorporated by reference.

  10-33 Amended and Restated Limited Liability Company Agreement of Boston West, L.L.C. (a Delaware Limited Liability Company) dated April 16, 1995, filed as exhibit 10-85 to the Company's Form 10-K Annual Report for fiscal year ended January 30, 1995, and is hereby incorporated by reference.

  10-34 First Amendment to the Amended and Restated Limited Liability Company Agreement of Boston West, L.L.C. dated May 15, 1995. (1)

  10-35 Second Amendment to the Amended and Restated Limited Liability Company Agreement of Boston West, L.L.C. dated May 30, 1995. (1)

  10-36 Third Amendment to the Amended and Restated Limited Liability Company Agreement of Boston West, L.L.C. dated September 12, 1995.
             (1)

  10-37 Fourth Amendment to the Amended and Restated Limited Liability Company Agreement of Boston West, L.L.C. dated January 31, 1996.
             (1)

  10-38 Unit Option Agreement by and between Boston West, L.L.C. and Boston Pacific, Inc., dated as of September 12, 1995. (1)

  10-39 Unit Repurchase Agreement by and between Boston West, L.L.C. and Boston Pacific, Inc. dated as of September 12, 1995. (1)

  10-40 Term Loan and Security Agreement between Carl Karcher Enterprises, Inc. and Heller Financial, Inc., dated December 19, 1995. (1)

  10-41 Amendment No. One to Term Loan and Security Agreement dated as of January 22, 1996, by and between Carl Karcher Enterprises, Inc. and Heller Financial, Inc. (1)

  11-1       Computation of Earnings Per Share.(1)

  12-1       Computation of Ratios. (1)

  21-1       Subsidiaries of Registrant.(1)

  23-1       Consent of KPMG Peat Marwick LLP.(1)

  27-1       Financial Data Schedule (included only with electronic filing).
- -----------------------

  (1)        Filed herewith.

  (2) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.