Form 10-Q
period 1996-05-20
CKE RESTAURANTS INC
filed 1996-07-05
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934.


For the quarterly period ended      May 20, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934.

                        for the transition period from          to

                         Commission file number 1-13192

                              CKE RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or Other Jurisdiction of Incorporation or Organization)

                                   33-0602639
                      (I.R.S. Employer Identification No.)

1200 North Harbor Boulevard, Anaheim, CA                               92801
(Address of Principal Executive Offices)                             (Zip Code)

     Registrant's telephone number, including area code (714) 774-5796 2639

                                 NOT APPLICABLE
               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.



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

          $.01 par value common - 18,658,289 shares as of June 20, 1996

                              CKE RESTAURANTS, INC.

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of May 20, 1996 and January 29, 1996...............       3

         Consolidated Statements of Income for the sixteen weeks ended
             May 20, 1996 and May 22, 1995.................................................       4

         Consolidated Statements of Cash Flows for the sixteen weeks ended
             May 20, 1996 and May 22, 1995.................................................     5-6

         Notes to Consolidated Financial Statements........................................       7

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................................    8-10


Part II.  Other Information

         Item 1.  Legal Proceedings .......................................................      11

         Item 6.  Exhibits and Reports on Form 8-K ........................................   11-14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              CKE RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             May 20,       January 29,
                                                              1996            1996
                                                            ---------      -----------
                                         ASSETS
Current assets:
    Cash and cash equivalents                               $  16,712       $  23,429
    Marketable securities                                       2,507           2,510
    Accounts receivable                                         5,427           8,009
    Related party receivables                                   1,030             977
    Inventories                                                 7,208           6,132
    Deferred income taxes, net                                 10,005          10,056
    Other current assets and prepaid expenses                   6,449           5,656
                                                            ---------       ---------

        Total current assets                                   49,338          56,769

Property and equipment, net                                   123,305         127,346
Property under capital leases, net                             27,662          28,399
Long-term investments                                          31,386          19,814
Notes receivable                                                6,319           7,236
Related party notes receivable                                    900             969
Other assets                                                    7,425           6,226
                                                            ---------       ---------
                                                            $ 246,335       $ 246,759
                                                            =========       =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                       $   7,387       $   8,575
    Current portion of capital lease obligations                3,806           3,745
    Accounts payable                                           15,028          15,824
    Other current liabilities                                  36,479          33,173
                                                            ---------       ---------
        Total current liabilities                              62,700          61,317
                                                            ---------       ---------

Long-term debt                                                 23,066          30,321
Capital lease obligations                                      39,369          40,233
Other long-term liabilities                                    14,645          13,699
Stockholders' equity:
    Preferred stock, $.01 par value; authorized
        5,000,000 shares; none issued or outstanding               --              --
    Common stock, $.01 par value; authorized
        50,000,000 shares; issued and outstanding
        19,294,985 and 19,200,141 shares                          193             192
    Additional paid-in capital                                 39,421          38,713
    Retained earnings                                          72,050          67,393
    Treasury stock, at cost; 670,300
        shares and 670,300 shares                              (5,109)         (5,109)
                                                            ---------       ---------

        Total stockholders' equity                            106,555         101,189
                                                            ---------       ---------

                                                            $ 246,335       $ 246,759
                                                            =========       =========

                              CKE RESTAURANTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                          Sixteen Weeks Ended
                                                       -------------------------
                                                        May 20,         May 22,
                                                         1996            1995
                                                       ---------       ---------
Revenues:
    Company-operated restaurants                       $ 129,510       $ 116,032
    Franchised and licensed restaurants                   23,424          21,593
                                                       ---------       ---------

        Total revenues                                   152,934         137,625
                                                       ---------       ---------

Operating costs and expenses:
    Restaurant operations:
        Food and packaging                                39,755          35,889
        Payroll and other employee benefits               35,631          33,813
        Occupancy and other operating expenses            26,539          25,058
                                                       ---------       ---------

                                                         101,925          94,760

    Franchised and licensed restaurants                   22,176          20,656
    Advertising expenses                                   7,571           6,263
    General and administrative expenses                   11,186          10,682
                                                       ---------       ---------

        Total operating costs and expenses               142,858         132,361
                                                       ---------       ---------

Operating income                                          10,076           5,264

Interest expense                                          (2,595)         (2,832)

Other income, net                                          1,274             707
                                                       ---------       ---------

Income before income taxes                                 8,755           3,139
Income tax expense                                         3,422           1,224
                                                       ---------       ---------

Net income                                             $   5,333       $   1,915
                                                       =========       =========

Net income per common and common equivalent share      $     .28       $     .11
                                                       =========       =========

Common and common equivalent shares used in
    computing per share amounts                           19,109          18,199
                                                       =========       =========

                              CKE RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Sixteen Weeks Ended
                                                                           ------------------------
                                                                            May 20,        May 22,
                                                                             1996           1995
                                                                           ---------      ---------
Net cash flow from operating activities:
   Net income                                                              $  5,333       $  1,915
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Noncash franchise income                                                  (98)            --
      Depreciation and amortization                                           6,384          7,165
      Loss on sale of property and equipment                                    237             32
      Reversal of rent subsidy reserves                                          --           (327)
      Write-off of accounts and notes receivable                                 47             --
      Net noncash investment and dividend income                               (232)           (81)
      Deferred income taxes                                                      51             78
      Noncash increase in reserves                                              297             --
      Write-down of long-lived assets                                         1,250             --
      Net change in receivables, inventories and other current assets        (2,479)        (2,545)
      Net change in other assets                                             (1,251)          (381)
      Net change in accounts payable and other current liabilities            4,953        (11,698)
                                                                           --------       --------
        Net cash provided by (used in) operating activities                  14,492         (5,842)
                                                                           --------       --------


Cash flow from investing activities:
   Purchases of:
      Marketable securities                                                    (266)            --
      Property and equipment                                                 (7,599)       (12,873)
      Long-term investments                                                  (9,103)            --
   Proceeds from sales of:
      Marketable securities                                                     388            589
      Property and equipment                                                  2,478             21
   Collections on leases receivable                                              46             39
   Increases in notes receivable and related party notes receivable              --            (70)
   Collections on notes receivable and related party notes receivable           614            533
                                                                           --------       --------

        Net cash used in investing activities                               (13,442)       (11,761)
                                                                           --------       --------


Cash flow from financing activities:
   Net change in bank overdraft                                               1,868          1,546
   Short-term borrowings                                                        600         19,460
   Repayments of short-term debt                                               (600)       (19,210)
   Long-term borrowings                                                          --         10,937
   Repayments of long-term debt                                              (8,432)        (1,230)
   Repayments of capital lease obligations                                     (803)          (763)
   Net change in other long-term liabilities                                   (366)          (703)
   Purchase of treasury stock                                                    --           (551)
   Payment of dividends                                                        (743)          (728)
   Exercise of stock options                                                    709             --
                                                                           --------       --------

        Net cash provided by (used in) financing activities                  (7,767)         8,758
                                                                           --------       --------

           Net decrease in cash and cash equivalents                       $ (6,717)      $ (8,845)
                                                                           ========       ========

                              CKE RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Sixteen Weeks Ended
                                                            ---------------------
                                                            May 20,       May 22,
                                                             1996          1995
                                                           -------       -------
Supplemental disclosures of cash flow information:

Cash paid during period for:
  Interest (net of amount capitalized)                      $ 2,499       $ 2,906
  Income taxes                                                  128           784

Noncash investing and financing activities:
  Investing activities:
  Sale of property and equipment                              2,469            --
  Increase in long-term investments                          (2,469)           --

Franchise activities and reorganization:
  Increase in property and equipment                           (441)           --
  Decrease in various liabilities                               (75)           --
  Decrease in notes receivable and accounts receivable          418            --

                              CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 20, 1996 AND MAY 22, 1995


NOTE (A) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of CKE Restaurants, Inc. and its wholly owned subsidiaries (the "Company" or "CKE") and have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such consolidated financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements presented in the Company's Fiscal 1996 Annual Report to Stockholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year.


NOTE (B) NEW ACCOUNTING PRONOUNCEMENT

         The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires the assessment of certain long-lived assets for possible impairment when events or circumstances indicate their carrying amounts may not be recoverable. The adoption of SFAS 121 resulted in a $1.3 million noncash pretax charge, equivalent to $0.04 per share, to restaurant operations in the first quarter of fiscal 1997.


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


NOTE (D) EARNINGS PER SHARE

         Earnings per share is computed based on the weighted average number of common shares outstanding during the period, after consideration of the dilutive effect of outstanding options. For all periods presented, primary earnings per share approximate fully diluted earnings per share.


NOTE (E) RECLASSIFICATIONS

         Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 1997 presentation.

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Consolidated net income for the 16-week period ended May 20, 1996 increased $3.4 million to $5.3 million, or $.28 per share, as compared with the corresponding period of the prior year. During the current period, the Company adopted SFAS 121, resulting in a $1.3 million non-recurring charge to restaurant operations. Net income would have been $6.1 million, or $.32 per share, the highest quarterly net income reported by the Company in eight years, excluding the effect of this adoption. The improved first quarter performance reflects the continued sales growth resulting from the Company's innovative advertising, dual-branding venture, and image enhancement program, as well as its continued efforts to reduce operating costs through improved operating efficiencies.

         The Company is continuing with the conversion of existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, pursuant to an agreement with GB Foods Corporation. As of May 20, 1996, there were 33 dual-brand restaurants operating, with sales tracking approximately 25% over year ago same-store sales.

         As of the quarter end, 27 of the Company-operated Carl's Jr. restaurants have been revitalized with a fresh, contemporary exterior and interior look as part of the Company's image enhancement program. Early sales results in these remodeled restaurants continue to be encouraging. Currently, the Company is remodeling three restaurants per week and anticipates that a total of 160 restaurants will be remodeled this fiscal year.

         In the current quarter, the Company purchased from Giant Group Ltd. ("Giant"), in settlement of certain litigation, a 15% stake in Rally's Hamburgers, Inc. ("Rally's") for approximately $4.1 million in cash and has options to buy another 7.5% of Rally's stock from Giant over the next two years. Additionally, in an effort to expand the Company's presence in the western United States, the Company and Rally's announced, shortly after the quarter end, that the two companies have entered into an operating agreement whereby 28 Rally's-owned restaurants located in California and Arizona will be operated by the Company as of July 1, 1996. The Company currently is assessing the possibility of converting several of these locations, which contain a double drive-thru feature and generally do not have an interior dining area, into Carl's Jr. restaurants which will offer selected menu items to its customers.

         Stockholders of Summit Family Restaurants Inc. ("Summit"), will vote on the previously announced proposed merger of Summit with and into the Company (the "Merger") at a special meeting to be held on Friday, July 12, 1996. In the event that Summit stockholders approve the Merger, the Company will acquire Summit for a combination of cash and stock with an aggregate value of approximately $30.9 million, of which $5.0 million was paid in April 1996 in connection with the purchase of Summit's Series A Convertible Preferred Stock. The number of shares of CKE stock to be issued will be determined pursuant to a formula described in the Merger Agreement.

         This Quarterly Report on Form 10-Q contains forward looking statements, all of which are subject to risks and uncertainties. The Company's actual results may differ significantly from results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1996 and those described in the Company's other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         Revenues from Company-operated restaurants, comprised mainly of sales from Carl's Jr. restaurants, increased 11.6% for the 16-week period ended May 20, 1996 to $129.5 million as compared with the first quarter of fiscal 1996. On a same-store sales basis, the Company's Carl's Jr. sales, which are calculated using only restaurants open for the full periods being compared, increased 12.7% for the current period as compared with a 0.6% decrease in the comparable prior year period. This quarterly increase is the fourth consecutive quarterly increase and the highest same-store sales increase reported by the Company since the first quarter of fiscal 1990. The increase in revenues from Company-operated restaurants in the current period is primarily the result of the continued momentum in the

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


(Continued)

Company's numerous sales enhancement programs which include the image enhancement of its restaurants through a chain-wide remodeling program, the continuation of its conversion of existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants and the continued focus on promoting great tasting new and existing food products through innovative advertising. Also contributing to the rise in revenues for the current period are higher average sales and transaction counts per restaurant and an increase in the weighted average number of Company restaurants operating in fiscal 1997 as compared with fiscal 1996.

         Revenues from franchised and licensed restaurants for all periods presented include sales of food service products by the Company's distribution centers, rental income, royalties and initial franchise fees. Revenues from franchised and licensed restaurants increased 8.5% to $23.4 million over the same prior year period largely due to increased food purchases and royalties from franchisees as a result of increased franchisee sales, which were partially offset by a decrease in the weighted average number of franchised restaurants in operation as compared to the prior year period.

         Restaurant-level margins of the Company's restaurant operations increased approximately 3.0% to 21.3% for the current 16-week period as compared with the same period a year ago. Excluding the adoption of SFAS 121 during the current quarter, restaurant-level margins would have been 22.2%. These favorable results in the Company's restaurant-level operating margins reflect the Company's continued commitment to improve the cost structure of its Carl's Jr. restaurants, particularly in the areas of improving labor productivity and reducing workers' compensation costs. As a percentage of revenues from Company-operated restaurants, food and packaging, payroll and other employee benefits and occupancy and other operating expenses have all decreased in the current period as compared with the same period of the prior year. Restaurant-level margins in the prior year 16-week period were unfavorably impacted by the start-up nature of the Company's Boston Market operations.

         Franchised and licensed restaurant costs have followed a similar pattern during the current quarter as the revenues from franchised and licensed restaurants. These costs have increased in absolute dollars by 7.4% to $22.2 million for the current period as compared with the same period of the prior year, but decreased as a percentage of revenues for franchised and licensed restaurants. The increase is primarily attributable to the increase in food purchases from franchisees offset, in part, by a decrease in the weighted average number of franchised restaurants in operation in the current period as compared with the prior year period.

         Advertising expenses, as a percentage of Company-operated restaurant revenues, were 5.9% and 5.4% for the first quarter of fiscal 1997 and fiscal 1996, respectively. Advertising expenses have become increasingly important in the current competitive environment and have therefore grown as a percentage of revenues in fiscal 1997. Since the Company started its innovative advertising in May 1995, same-store sales have increased in each consecutive fiscal quarter thereafter.

         General and administrative expenses for the 16-week period ended May 20, 1996 increased $0.5 million to $11.2 million. These expenses as a percentage of total revenues, however, have decreased 0.5% to 7.3% in the current period as compared with the same period of the prior year. General and administrative expenses in the prior year period were unfavorably impacted by the inclusion of approximately $1.6 million of expenses associated with the Company's Boston Market operations. The increase in general and administrative expenses in the current period is primarily the result of recording incentive compensation accruals for regional restaurant management and selected corporate employees in support of higher revenues from Company-operated restaurants and improved restaurant operating performance, increased amortization expense and increased reserves provided for the Company's accounts and notes receivable.

         Interest expense for the first quarter of fiscal 1997 decreased 8.4% to $2.6 million as compared with the first quarter of fiscal 1996 as a result of lower levels of borrowings outstanding, the prepayment of certain indebtedness and lower interest rates.

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


(Continued)

         Other income, net, in the first quarter of both fiscal 1997 and fiscal 1996 was primarily comprised of investment income, interest on notes and leases receivable, gains and losses on sales of restaurants, and other non-recurring income. Other income, increased $0.6 million from the first quarter of fiscal 1996 primarily due to lease income generated from the leasing of certain equipment and real property to Boston West, L.L.C. ("Boston West"), which began in April 1995 when Boston West was formed.


FINANCIAL CONDITION

         For the 16-week period ended May 20, 1996, the Company generated cash flows from operating activities of $14.5 million, compared with the use of $5.8 million in cash for the same period of the prior year. Cash and cash equivalents in the current period decreased $6.7 million from January 29, 1996, as the Company used cash flows from operations to fund purchases of property and equipment of approximately $7.6 million and to repay long-term debt and capital lease obligations of approximately $9.2 million, of which $6.5 million represented the early repayment of certain indebtedness. Also contributing to the decrease in cash and cash equivalents was the purchase of long-term investments in Rally's and Summit of approximately $4.1 million and $5.0 million, respectively. The decrease in cash and cash equivalents was partially offset by the proceeds from the sale of real property of $2.5 million, collections on notes and related party receivables of $0.6 million and the exercise of stock options of $0.7 million. Total cash available to the Company as of May 20, 1996 was $19.2 million, which included $2.5 million of holdings in marketable securities.

         The Company's primary source of liquidity is its revenues from Company-operated restaurants, which are generated in cash. Future capital needs will arise, principally for the construction of new Carl's Jr. restaurants, the remodeling of existing restaurants, the conversion of certain restaurants to the Carl's Jr./Green Burrito dual-brand concept, the conversion of selected Rally's restaurants to Carl's Jr. restaurants, the payment of lease obligations, the repayment of debt and the anticipated closing of the acquisition of Summit. During fiscal 1997, the Company expects to open 15 new restaurants, to remodel as many as 160 existing restaurants under the Company's image enhancement program and to complete a minimum of 40 dual-brand conversions. In addition, in the current quarter, the Company's Board of Directors elected not to co-fund any future capital requirements of Boston West.

         The Company believes that cash generated from its Carl's Jr. operations, along with cash and marketable securities on hand as of May 20, 1996, and a combination of proceeds from its revolving credit line and borrowings from other banks or financial institutions will provide the Company the funds necessary to meet all of its obligations, including the payment of maturing indebtedness and capital leases, the further development of its Carl's Jr. operations and other obligations described above.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         On December 19, 1995, Giant Group, Ltd. ("Giant"), filed an action in the U.S. District court for the Central District of California against the Company, Fidelity National Financial, Inc., William P. Foley II, and certain other individuals. Mr. Foley is the Company's Chairman of the Board and Chief Executive Officer and is also the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc. In its complaint, Giant alleged violations of Section 13(d) of the Exchange Act, fraud, breach of fiduciary duty, conspiracy and breach of contract in connection with purchases of securities of Giant by Fidelity National Financial, Inc. and Mr. Foley. On January 16, 1996, Mr. Foley and Fidelity National Financial, Inc. denied Giant's material allegations and asserted counterclaims against Giant, its directors and certain other individuals for defamation and breaches of fiduciary duty with respect to certain actions taken by Giant, including Giant's adoption of a shareholder rights plan and certain other transactions taken or proposed by Giant. On April 26, 1996, the parties entered into a Settlement Agreement and Release, in which they agreed to settle this litigation and to irrevocably release their respective claims.

         Under the terms of the Settlement Agreement, the Company acquired from Giant 2,350,432 shares of Rally's common stock (representing approximately 15% of Rally's then outstanding shares) for a cash purchase price of $1.75 per share, and has the option to purchase an additional 7.5% of Rally's stock from Giant over the next two years. Finally, pursuant to the Settlement Agreement, Mr. Foley and Tom Thompson, President and Chief Operating Officer of the Company, were appointed to Rally's Board of Directors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits:

                  10.42 Settlement Agreement and Release dated as of April 26, 1996, by and between Giant Group, Ltd.; William
                           P. Foley II; CKE Restaurants, Inc.; Fidelity National Financial, Inc.; and other parties.

                  10.43 Operating Agreement by and between Rally's Hamburgers, Inc. and Carl Karcher Enterprises, Inc. dated May 22, 1996. The schedules to the Operating Agreement are omitted. The Registrant agrees to furnish supplementally any omitted schedule to the Securities and Exchange Commission on request.

                  10.44 First Amendment to Employment Agreement dated March 31, 1996, by and between Carl Karcher Enterprises, Inc. and C. Thomas Thompson.

                  10.45 Employment Agreement dated January 24, 1996, by and between CKE Restaurants Inc. and Robert E. Wheaton.

                  11       Calculation of Earnings Per Share.

                  27 Financial Data Schedule (included in electronic filing only).

         (b) Current Reports on Form 8-K:

                  A Current Report on Form 8-K dated April 3, 1996 was filed during the first quarter of the fiscal year to report matters relating to the Company's proposed acquisition of Summit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CKE RESTAURANTS, INC.
                                       ---------------------
                                           (Registrant)



July 3, 1996                           /s/ Joseph N. Stein
- ------------                           ---------------------
    Date                               Senior Vice President,
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit #     Description
- ---------     -----------
  10.42       Settlement Agreement and Release dated as of April 26, 1996, by and between Giant Group, Ltd.; William P. Foley II; CKE
              Restaurants, Inc.; Fidelity National Financial, Inc.; and other parties.

  10.43       Operating Agreement by and between Rally's Hamburgers, Inc. and
              Carl Karcher Enterprises, Inc. dated May 22, 1996. The schedules to the Operating Agreement are omitted. The Registrant agrees to furnish supplementally any omitted schedule to the Securities and Exchange Commission on request.

  10.44 First Amendment to Employment Agreement dated March 31, 1996, by and between Carl Karcher Enterprises, Inc. and C. Thomas Thompson.

  10.45       Employment Agreement dated January 24, 1996, by and between CKE
              Restaurants, Inc. and Robert E. Wheaton.

  11          Calculation of Earnings Per Share.

  27          Financial Data Schedule (included in electronic filing only).