Form 10-Q
period 1996-08-12
CKE RESTAURANTS INC
filed 1996-09-26
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934.

For the quarterly period ended      August 12, 1996
                               -------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----    EXCHANGE ACT OF 1934.

             for the transition period from            to
                                            ----------    ----------

                         Commission file number 1-13192
                                                -------

                              CKE RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                                 33-0602639
- -----------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)   (I.R.S. Employer Identification No.)

1200 North Harbor Boulevard, Anaheim, CA                                92801
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's telephone number, including area code    (714) 774-5796
                                                  -----------------------

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        $.01 par value common-19,258,919 shares as of September 17, 1996
        ----------------------------------------------------------------

                              CKE RESTAURANTS, INC.

                                      INDEX

                                                                                       Page
                                                                                       ----
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of August 12, 1996 and January 29, 1996.....       2

         Consolidated Statements of Income for the twelve and twenty-eight weeks
             ended August 12, 1996 and August 14, 1995..............................       3

         Consolidated Statements of Cash Flows for the twenty-eight weeks ended
             August 12, 1996 and August 14, 1995....................................     4-5

         Notes to Consolidated Financial Statements.................................     6-7

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..............................    8-10

Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders...................      11

     Item 6.  Exhibits and Reports on Form 8-K......................................   11-12

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              CKE RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                           August 12,      January 29,
                                                              1996            1996
                                                              ----            ----
                                         ASSETS

Current assets:
     Cash and cash equivalents                              $ 13,906        $ 23,429
     Marketable securities                                     4,427           2,510
     Accounts receivable                                       7,025           7,295
     Related party receivables                                 1,360             977
     Inventories                                               7,973           6,132
     Deferred income taxes, net                               15,088          10,056
     Other current assets                                      7,193           5,656
                                                            --------        --------

             Total current assets                             56,972          56,055

Property and equipment, net                                  169,077         127,346
Property under capital leases, net                            34,257          28,399
Long-term investments                                         26,041          19,814
Notes receivable                                               7,713           7,801
Related party notes receivable                                   715             969
Other assets                                                  11,682           6,375
                                                            --------        --------

                                                            $306,457        $246,759
                                                            ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                      $  3,486        $  8,575
     Current portion of capital lease obligations              4,666           3,745
     Accounts payable                                         22,611          15,824
     Other current liabilities                                48,488          31,756
                                                            --------        --------

             Total current liabilities                        79,251          59,900
                                                            --------        --------

Long-term debt                                                30,230          30,321
Capital lease obligations                                     48,171          40,233
Other long-term liabilities                                   25,279          15,116
Stockholders' equity:
     Preferred stock, $.01  par value; authorized
         5,000,000 shares; none issued or outstanding             --              --
     Common stock, $.01 par value; authorized
         50,000,000 shares; issued and outstanding
         19,831,469 and 19,200,141 shares                        198             192
     Additional paid-in capital                               51,142          38,713
     Retained earnings                                        77,295          67,393
     Treasury stock, at cost; 670,300
         shares and 670,300 shares                            (5,109)         (5,109)
                                                            --------        --------

             Total stockholders' equity                      123,526         101,189
                                                            --------        --------

                                                            $306,457        $246,759
                                                            ========        ========

                              CKE RESTAURANTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                         Twelve Weeks Ended           Twenty-eight Weeks Ended
                                                         ------------------           ------------------------
                                                     August 12,      August 14,      August 12,      August 14,
                                                        1996            1995            1996            1995
                                                        ----            ----            ----            ----
Revenues:
     Company-operated restaurants                     $110,364        $ 91,483        $239,874        $207,515
     Franchised and licensed restaurants                17,759          16,557          41,183          38,150
                                                      --------        --------        --------        --------

         Total revenues                                128,123         108,040         281,057         245,665
                                                      --------        --------        --------        --------

Operating costs and expenses:
     Restaurant operations:
         Food and packaging                             34,212          27,291          73,967          63,180
         Payroll and other employee benefits            29,381          25,459          65,012          59,272
         Occupancy and other operating expenses         22,197          19,197          48,736          44,255
                                                      --------        --------        --------        --------

                                                        85,790          71,947         187,715         166,707

     Franchised and licensed restaurants                16,979          16,033          39,155          36,689
     Advertising expenses                                5,899           4,556          13,470          10,819
     General and administrative expenses                 9,363           8,950          20,549          19,632
                                                      --------        --------        --------        --------

         Total operating costs and expenses            118,031         101,486         260,889         233,847
                                                      --------        --------        --------        --------

Operating income                                        10,092           6,554          20,168          11,818

Interest expense                                        (2,149)         (2,453)         (4,744)         (5,285)
Other income, net                                          576             497           1,850           1,204
                                                      --------        --------        --------        --------

Income before income taxes                               8,519           4,598          17,274           7,737
Income tax expense                                       3,327           1,790           6,749           3,014
                                                      --------        --------        --------        --------

Net income                                            $  5,192        $  2,808        $ 10,525        $  4,723
                                                      ========        ========        ========        ========

Net income per common and common
     equivalent share                                 $    .27        $    .15        $    .55        $    .26
                                                      ========        ========        ========        ========

Common and common equivalent shares used
     in computing per share amounts                     19,331          18,455          19,220          18,441
                                                      ========        ========        ========        ========

                              CKE RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            Twenty-eight Weeks Ended
                                                                            ------------------------
                                                                           August 12,      August 14,
                                                                              1996            1995
                                                                              ----            ----
Net cash flow from operating activities:
   Net income                                                               $ 10,525        $  4,723
   Adjustments to reconcile net income to net
     cash provided by operating activities,
     excluding the effect of acquisitions:
      Noncash franchise income                                                   (35)           (242)
      Depreciation and amortization                                           11,509          11,131
      Loss on sale of property and equipment and capital leases                  481           1,954
      Reversal of rent subsidy reserves                                           --            (327)
      Write-off of accounts and notes receivable                                  47              --
      Write-down of long-term investment                                          --           1,459
      Net noncash investment and dividend income                                 (95)           (559)
      Deferred income taxes                                                      582             220
      Noncash increase in reserves                                               297              --
      Write-down of long-lived assets                                          1,250              --
      Settlement of notes receivable                                              --          (1,292)
      Net change in receivables, inventories and other current assets         (5,016)           (608)
      Net change in other assets                                                (942)           (266)
      Net change in accounts payable and other current liabilities            12,481          (2,183)
                                                                            --------        --------

        Net cash provided by operating activities                             31,084          14,010
                                                                            --------        --------

Cash flow from investing activities:
   Purchases of:
      Marketable securities                                                     (760)             --
      Property and equipment                                                 (19,608)        (16,932)
      Long-term investments                                                   (4,114)           (715)
   Proceeds from sales of:
      Marketable securities                                                      793             879
      Property and equipment                                                   3,254              21
   Collections on leases receivable                                               91              80
   Increase in notes receivable and related party notes receivable              (120)            (70)
   Collections on notes receivable and related party notes receivable            991             935
   Acquisition of Summit, net of cash acquired                               (14,731)             --
                                                                            --------        --------

        Net cash used in investing activities                                (34,204)        (15,802)
                                                                            --------        --------

Cash flow from financing activities:
   Net change in bank overdraft                                                2,718         (11,265)
   Short-term borrowings                                                       1,200          38,460
   Repayments of short-term debt                                              (1,200)        (33,910)
   Long-term borrowings                                                       20,000           9,175
   Repayments of long-term debt                                              (27,049)         (4,529)
   Repayments of capital lease obligations                                    (1,623)         (1,543)
   Net change in other long-term liabilities                                    (729)           (939)
   Purchase of treasury stock                                                     --            (551)
   Payment of dividends                                                         (743)           (727)
   Exercise of stock options                                                   1,023             746
                                                                            --------        --------

        Net cash used in financing activities                                 (6,403)         (5,083)
                                                                            --------        --------

           Net decrease in cash and cash equivalents                        $ (9,523)       $ (6,875)
                                                                            ========        ========

                              CKE RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Twenty-eight Weeks Ended
                                                                   ------------------------
                                                                  August 12,      August 14,
                                                                     1996            1995
                                                                     ----            ----
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest (net of amounts capitalized)                         $  4,730        $ 5,382
     Income taxes                                                     1,969          1,611

   Noncash investing and financing activities:
     Investing activities:
        Transfer of inventory, current assets and
          property and equipment to other assets                         --         20,877
        Sale of property and equipment                                2,469             --
        Increase in long-term investments                            (2,469)            --
        Other investing activities:
          Net change in dividends receivable                           (360)            --
          Stock issued in exchange for Summit Assets                 11,412             --

     Franchising and reorganization activities:
        (Increase) decrease in property and equipment                 1,904         (3,418)
        Decrease in various liabilities                                 (75)          (296)
        Decrease in notes receivable and accounts receivable            495          3,714
        Increase in debt                                              1,451             --

     Summit Acquisition:
        Tangible assets acquired at fair value                       59,908             --
        Cost in excess of net assets acquired                         2,268             --
        Liabilities assumed at fair value                           (33,120)            --
                                                                   --------        -------
          Total purchase price                                     $ 29,056        $    --
                                                                   ========        =======

                              CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 12, 1996 AND AUGUST 14, 1995

NOTE (A) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of CKE Restaurants, Inc. and its wholly-owned subsidiaries (the "Company" or "CKE") and have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company's 1996 Annual Report to Stockholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year or for any other future periods. Certain reclassifications have been made to the fiscal 1996 consolidated financial statements to conform to the fiscal 1997 presentation.

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

NOTE (C) LONG TERM DEBT

     Effective August 12, 1996, the Company entered into a Credit Agreement (the "Credit Agreement") with a group of financial institutions. In accordance with the terms of the Credit Agreement, the Company borrowed the principal amount of $20.0 million pursuant to a five-year, fully amortizing term loan, the proceeds of which were primarily used to repay existing indebtedness of the Company.

     The Credit Agreement also provides the Company with (i) a revolving credit facility for working capital and other general corporate purposes, under the terms of which the Company may borrow from time to time up to $30.0 million (including a letter of credit subfacility of up to $20.0 million), and (ii) a revolving credit facility for the purpose of financing investments in and acquisitions of other entities, under the terms of which the Company may borrow from time to time up to $25.0 million. The amounts advanced, if any, to the Company under the revolving acquisition facility will convert after two years into a three-year fully amortizing term loan. Both of the foregoing revolving credit facilities will mature on July 31, 2001. The existing credit facility, which this new facility replaces, would have expired on August 31, 1996.

     The Credit Agreement also includes customary affirmative and negative covenants which, among other things, restrict the Company's ability to (i) incur or create liens on or with respect to its properties, (ii) incur additional indebtedness, (iii) merge or consolidate with other entities, (iv) sell assets, and (v) declare or pay dividends or repurchase shares of capital stock, subject in each of the foregoing cases to certain exceptions. In addition, the Credit Agreement requires the Company to maintain certain specified financial ratios and operating results.

NOTE (D) ACQUISITIONS

     On July 15, 1996, the Company completed its acquisition of Summit Family Restaurants Inc. ("Summit"). Summit has restaurant operations in nine western states, including 76 Company-operated and 24 franchised JB's Restaurants, 16 HomeTown Buffet restaurants and six Galaxy Diner restaurants.

                              CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 12, 1996 AND AUGUST 14, 1995


(Continued)


     In connection with the acquisition, each of the 4,809,446 outstanding shares of Summit common stock was converted into the right to receive 0.1043 shares of the Company's common stock (and cash in lieu of fractional shares) and cash in the amount of $2.63. Accordingly, the aggregate number of shares of common stock of the Company issued in the acquisition was 501,388. The source of funds for the cash portion of the consideration was cash on hand and borrowings under the Company's then existing revolving credit facilities.

     Selected unaudited pro forma combined results of operations for the 28-week periods ended August 12, 1996 and August 14, 1995, assuming the acquisition occurred on January 31, 1995, are presented as follows:

                                          Twenty-eight Weeks Ended
                                          ------------------------
                                          August 12,     August 14,
                                             1996           1995
                                             ----           ----
     Total revenues                        $349,789       $310,821
     Net income                            $  9,613       $  3,328
     Net income per common
         and common equivalent share       $    .49       $    .18


NOTE (E) PROPOSED ACQUISITION OF CASA BONITA INCORPORATED

     On August 27, 1996, the Company entered into a Stock Purchase Agreement (the "Purchase Agreement") with Casa Bonita Holdings, Inc., a Delaware corporation and an indirect subsidiary of Unigate PLC ("Seller"), to acquire from the Seller all of the issued and outstanding shares of capital stock of Casa Bonita Incorporated ("Casa Bonita").

     Casa Bonita, based in Dallas, Texas, owns and operates the "Taco Bueno" concept in the Mexican food segment of the quick-service restaurant market, with 109 Taco Bueno restaurants located in Texas and Oklahoma. Casa Bonita also operates two full-service "Casa Bonita" Mexican food restaurants and three Crystal's Pizza restaurants.

     The Purchase Agreement provides for the purchase and sale of Casa Bonita for a purchase price of $42.0 million (subject to adjustment). The Company plans to form a new entity, which would include one or more third party investors, to own and operate Casa Bonita's restaurant businesses. The Company expects to finance the acquisition, at least in part, with borrowings under its revolving credit facilities. The acquisition is expected to be completed in October.

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Consolidated net income for the second fiscal quarter increased 85% to $5.2 million, or $.27 per share, compared with net income of $2.8 million, or $.15 per share, for the same period of the prior year. Net income for the 28-week period ended August 12, 1996 more than doubled to $10.5 million, or $.55 per share, from $4.7 million, or $.26 per share, for the same period a year ago. During the first quarter of the current year, the Company adopted SFAS 121, resulting in a $1.3 million non-recurring charge to restaurant operations; net income for the 28-week period would have been $11.3 million, or $.59 per share, excluding the effect of this adoption. These positive results were primarily due to increased sales growth resulting from the Company's dual-branding and image enhancement programs, increased advertising and continued improvements in operating efficiencies in the Company's Carl's Jr. restaurants.

     The Company is continuing with the conversion of certain existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, pursuant to an agreement with GB Foods Corporation. As of August 12, 1996, there were 46 dual-brand restaurants operating, with sales in these converted units for the 28-week period ended August 12, 1996 tracking approximately 25% over same-store sales in the comparable prior year period.

     As part of the Company's chain-wide Carl's Jr. restaurant remodeling program, approximately 68 remodels have been completed as of the end of the second quarter. The Company has seen improved sales results in these remodeled restaurants. Currently, three restaurants per week are being remodeled and the Company anticipates that a total of approximately 190 restaurants will be remodeled this fiscal year.

     The Company began operating four new restaurant concepts this quarter with the acquisition of Summit and an agreement with Rally's Hamburgers, Inc. ("Rally's") to operate its 28 restaurants in California and Arizona. The Company also converted a Los Angeles Rally's location to the first Carl's Jr. "Jr.," which offers a limited Carl's Jr. menu in a double drive-thru and walk-up service format.

     Shortly after the quarter end, the Company entered into a Stock Purchase Agreement with Casa Bonita Holdings, Inc., pursuant to which the Company agreed to acquire all of the issued and outstanding shares of capital stock of Casa Bonita Incorporated for a purchase price of $42.0 million. See Note (E) of Notes to Consolidated Financial Statements.

     Additionally, subsequent to August 12, 1996, the Company participated in Rally's Rights Offering, pursuant to which the Company received one Right for each share of Rally's common stock owned. In accordance with the terms of the Rights Offering, holders of Rights were entitled to purchase one Unit for each
3.25 Rights surrendered and a cash payment of $2.25 per Unit. Each Unit consists of one share of Rally's common stock and one Warrant to purchase an additional share of Rally's common stock upon payment of a $2.25 exercise price. The Company contributed approximately $1.7 million and acquired approximately 776,000 shares of Rally's common stock in connection with the Rights Offering.

     This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; and risks that sales growth resulting from the Company's current and future remodeling and dual-branding of restaurants and other operating strategies can be sustained at the current levels experienced.

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


(Continued)


RESULTS OF OPERATIONS

     Revenues from Company-operated restaurants increased 20.6% and 15.6%, respectively, in the 12- and 28-week periods ended August 12, 1996 to $110.4 million and $239.9 million, respectively, over the same prior year periods. Carl's Jr. revenues alone for the current and year-to-date periods accounted for sales increases of $12.4 million and $30.2 million, respectively. Rally's and Summit accounted for approximately $2.2 million and $4.3 million, respectively, of revenues in the second fiscal quarter of fiscal 1997. On a same-store sales basis (calculated using only restaurants in operation for the full periods being compared), the Company's Carl's Jr. sales increased 10.3% in the current quarterly period as compared with a 3% increase in the comparable prior year period. The Company's dual branding and image enhancement programs and increased advertising contributed to the increase in revenues in the Company-owned Carl's Jr. restaurants. Higher average sales and transaction counts per restaurant and an increase in the weighted average number of Company restaurants operating in fiscal 1997 as compared with fiscal 1996 also contributed to the increase in revenues.

     Revenues from franchised and licensed restaurants for all periods presented include sales of food service products by the Company's distribution centers, rental income, royalties, and initial franchise fees. Revenues from franchised and licensed restaurants for the 12- and 28-week periods ended August 12, 1996 increased 7.3% and 8.0%, respectively, to $17.8 million and $41.2 million, respectively, over the same prior year periods. This increase was due to increased royalties and food purchases from franchisees as a result of higher sales volume at franchised restaurants, and was partially offset by a decrease in the weighted average number of restaurants open as compared with the prior year.

     Restaurant-level margins of the Company's restaurant operations increased approximately 0.9% and 2.1% to 22.3% and 21.7% for the 12- and 28-week periods, respectively, ended August 12, 1996, as compared with the corresponding periods of the prior fiscal year. Excluding the effect of the adoption of SFAS 121 during the first quarter of the current year, restaurant-level margins would have been 22.3% for the 28-week period ended August 12, 1996. The restaurant-level margins for the Carl's Jr. operations alone increased 2.0% and 2.2% to 23.3% and 22.2% for the 12- and 28-week periods, respectively, ended August 12, 1996 compared to the same periods of the prior year. These improved results in the Company's restaurant-level operating margins reflect the Company's continued commitment to improve the cost structure of its Carl's Jr. restaurants, particularly in the areas of improving labor productivity and reducing workers' compensation costs. As a percentage of revenues from Company-operated restaurants, payroll and other employee benefits and occupancy and other operating expenses decreased in the 12-week period as compared with the same period of the prior year. Restaurant-level margins in the first quarter of the prior year were unfavorably impacted by the start-up nature of the Company's Boston Market operations.

     Franchised and licensed restaurant costs have followed a comparable pattern during the current quarter to the revenues from franchised and licensed restaurants. These costs have increased 5.9% and 6.7% for the current 12- and 28-week periods, respectively, over the same periods of the prior year. The increase was primarily due to increased food purchases from franchisees and was partially offset by a decrease in the weighted average number of franchised and licensed restaurants in operation in the current periods as compared with the same periods in the prior year.

     Advertising expenses, as a percentage of Company-operated restaurant revenues, increased 0.4% to 5.4% and 0.4% to 5.6% for the 12- and 28-week periods, respectively, ended August 12, 1996 over the same prior year periods. Advertising expenses have become increasingly important in the current competitive environment, and as a result, have increased as a percentage of sales in fiscal 1997 compared with the prior year. The Company began its innovative advertising campaign in May 1995, and same-store sales have increased in each consecutive quarter thereafter as compared with the same quarters of the prior year.

     General and administrative expenses increased $0.4 million to $9.4 million and $0.9 million to $20.5 million for the 12- and 28-week periods, respectively, ended August 12,1996 over the comparable prior year periods. However, as a percentage of total revenues, these expenses decreased 1.0% and 0.7%, respectively, as compared with the same prior year periods. General and administrative expenses were unfavorably impacted in the prior year by the inclusion of approximately $1.8 million of expenses associated with the Company's Boston Market operations. The increase in general and administrative expenses in the current fiscal year 12- and 28-

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


(Continued)


week periods was primarily the result of recording incentive compensation accruals for regional restaurant management and selected corporate employees in support of higher revenues from Company-operated restaurants and improved restaurant operating performance, increased amortization expense, and various corporate legal expenses.

     Interest expense for the 12- and 28-week periods of the current fiscal year decreased 12.4% and 10.2%, respectively, to $2.1 million and $4.7 million, respectively, as compared with the same periods in the prior year as a result of lower levels of borrowings outstanding, the prepayment of certain indebtedness and lower interest rates.

     Other income, net, in the 12- and 28-week periods of fiscal 1996 and 1997 was primarily comprised of investment income, interest on notes and leases receivable, gains and losses on sales of restaurants, and other non-recurring income. Other income, net, increased $79,000 and $646,000 from the 12- and 28-week periods, respectively, of fiscal 1996 primarily due to lease income generated from the leasing of certain equipment and real property following the formation of Boston West, L.L.C. ("Boston West"), in April 1995, which contains the Company's former Boston Market operations.

FINANCIAL CONDITION

     For the 28-week period ended August 12, 1996, the Company generated cash flows from operating activities of $31.1 million, compared with $14.0 million for the same period of the prior year. Cash and cash equivalents in the current period decreased $9.5 million from January 29, 1996, as the Company used cash flows from operations to fund capital additions of approximately $19.6 million, to complete the acquisition of Summit for $14.7 million in cash (net of cash acquired) and to repay long-term debt and capital lease obligations, net of new borrowings, of approximately $8.7 million, of which $6.5 million represented the early repayment of certain indebtedness. Also contributing to the decrease in cash and cash equivalents was the purchase of a long-term investment in Rally's for approximately $4.1 million during the first quarter of fiscal 1997. The decrease in cash and cash equivalents was partially offset by cash generated from the sale of property and equipment of approximately $3.3 million, collections on notes receivable and related party notes receivable of approximately $1.0 million, and the exercise of stock options, which generated approximately $1.0 million. Total cash and cash equivalents available to the Company as of August 12, 1996 was $18.3 million, which included $4.4 million invested in marketable securities.

     Effective August 12, 1996, the Company entered into a new Credit Agreement with a group of financial institutions. Under the terms of the Credit Agreement, the Company borrowed the principal amount of $20.0 million under a five-year, fully amortizing term loan, the proceeds of which were used to repay existing indebtedness. The Credit Agreement also provides the Company with up to an additional $55.0 million in revolving credit facilities. See Note (C) of Notes to Consolidated Financial Statements.

     The Company's primary source of liquidity is its retail sales from Company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new Carl's Jr. restaurants, the remodeling of existing restaurants, the conversion of certain restaurants to the Carl's Jr./Green Burrito dual-brand concept, the conversion of selected Rally's restaurants to Carl's Jr. "Jr." restaurants, the payment of capital lease obligations, the repayment of debt, the purchase of Rally's common stock in connection with its Rights Offering, and the anticipated closing of the Casa Bonita acquisition. During the remaining portion of fiscal 1997, the Company plans to open 14 new Carl's Jr. restaurants, to continue to remodel approximately three existing restaurants per week under the Company's image enhancement program and to complete one Carl's Jr./Green Burrito dual-brand conversion per week.

     The Company believes that cash generated from its various restaurant concept operations, along with cash and marketable securities on hand as of August 12, 1996 and amounts available under the Company's revolving credit facilities, will provide the Company with the funds necessary to meet all of its obligations, including the payment of maturing indebtedness and capital leases, the further development of its Carl's Jr. operations and other obligations described above.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         The Annual Meeting of Stockholders of CKE Restaurants, Inc. was held on June 19, 1996, for the purpose of electing certain members of the board of directors, and to consider and approve amendments to the Company's 1994 Employee Stock Purchase Plan and the Company's 1994 Stock Incentive Plan.

         Management's nominees for directors were elected by the following vote:

                                          Shares Voted         Authority To Vote
                                             "FOR"                "WITHHELD"
                                             -----                ----------
              Peter Churm                  16,249,376               340,613

              Daniel D. (Ron) Lane         16,309,688               280,301



         The proposals to approve amendments to the Company's 1994 Employee Stock Purchase Plan and the Company's 1994 Stock Incentive Plan were approved by the following vote:

                                        Shares Voted   Shares Voted    Abstentions and
                                           "FOR"        "AGAINST"      Broker non-votes
                                           -----        ---------      ----------------
         1994 Employee Stock             16,058,539       483,838           47,350
         Purchase Plan

         1994 Stock Incentive Plan        9,777,203     4,495,316          471,720

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits:

               11   Calculation of Earnings per Share

               27 Financial Data Schedule (included in electronic filing only).

     (b) Current Reports on Form 8-K:

               Current Reports on Form 8-K dated June 12, 1996 and July 15, 1996 were filed during the second quarter of the fiscal year to report the Company's operating results for the first quarter of fiscal 1997 and to report the Company's acquisition of Summit, respectively.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CKE RESTAURANTS, INC.
                                        ---------------------
                                            (Registrant)

     September 25, 1996                 /s/   Joseph N. Stein
    --------------------                ---------------------------
         Date                           Senior Vice President,
                                        Chief Financial Officer and
                                        Duly Authorized Officer