Form 10-Q
period 1996-11-04
CKE RESTAURANTS INC
filed 1996-12-19
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934.


For the quarterly period ended      November 4, 1996
                               --------------------------

                                       OR

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              for the transition period from             to
                                             -----------    -----------

                         Commission file number 1-13192
                                                -------
                              CKE RESTAURANTS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     33-0602639
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1200 North Harbor Boulevard, Anaheim, CA                            92801
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's telephone number, including area code         (714) 774-5796
                                                     -------------------------

                                 NOT APPLICABLE
            --------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.



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

        22,143,445 shares of Common stock, par value $.01 per share as of
                                December 5, 1996

                              CKE RESTAURANTS, INC.

                                      INDEX


                                                                                                             Page
                                                                                                             ----


Part I.  Financial Information

     Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of November 4, 1996 and January 29, 1996..........................       2

         Consolidated Statements of Income for the twelve and forty weeks
             ended November 4, 1996 and November 6, 1995..................................................       3

         Consolidated Statements of Cash Flows for the forty weeks ended
             November 4, 1996 and November 6, 1995........................................................     4-5

         Notes to Consolidated Financial Statements.......................................................     6-8

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................................................    9-12


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K............................................................   13-14

    PART 1.   FINANCIAL INFORMATION

    ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              CKE RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                           November 4,   January 29,
                                                             1996           1996
                                                             ----           ----
                                     ASSETS
Current assets:
     Cash and cash equivalents                              $ 15,614     $  23,429
     Marketable securities                                     2,512         2,510
     Accounts receivable                                       7,682         7,295
     Related party receivables                                 1,096           977
     Inventories                                               8,996         6,132
     Deferred tax asset, net                                  10,154        10,056
     Other current assets                                      7,149         5,656
                                                            --------     ---------

             Total current assets                             53,203        56,055

Property and equipment, net                                  215,402       119,128
Property under capital leases, net                            33,836        28,399
Long-term investments                                         28,219        19,814
Notes receivable                                               6,501         7,801
Related party notes receivable                                   155           969
Other assets                                                  26,371        14,593
                                                            --------     ---------

                                                            $363,687     $ 246,759
                                                            ========     =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                      $ 16,486     $   8,575
     Current portion of capital lease obligations              4,802         3,745
     Accounts payable                                         27,720        15,824
     Other current liabilities                                51,864        31,756
                                                            --------     ---------

             Total current liabilities                       100,872        59,900
                                                            --------     ---------

Long-term debt                                                55,128        30,321
Capital lease obligations                                     48,042        40,233
Other long-term liabilities                                   26,113        15,116
Minority interest                                              4,100            --
Stockholders' equity:
     Preferred stock, $.01  par value; authorized
         5,000,000 shares; none issued or outstanding             --            --
     Common stock, $.01 par value; authorized
         50,000,000 shares; issued and outstanding
         19,267,611 and 19,200,141 shares                        193           192
     Additional paid-in capital                               47,176        38,713
     Retained earnings                                        82,063        67,393
     Treasury stock, at cost; -0- and 670,300 shares              --        (5,109)
                                                            --------     ---------

             Total stockholders' equity                      129,432       101,189
                                                            --------     ---------
                                                            $363,687     $ 246,759
                                                            ========     =========

                              CKE RESTAURANTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                        Twelve Weeks Ended                  Forty Weeks Ended
                                                -------------------------------       -----------------------------
                                                 November 4,      November 6,          November 4,     November 6,
                                                     1996             1995                1996            1995
                                                 -------------    -------------       -------------    ------------
Revenues:
        Company-operated restaurants:
         Carl's Jr                                  $ 106,106      $  95,316           $ 339,544        $ 298,559
         Taco Bueno                                     6,784             --               6,784               --
         JB's Restaurants                              14,981             --              17,512               --
         HomeTown Buffet                                8,760             --              10,240               --
         Other                                          6,825             --               9,250            4,272
                                                    ---------      ---------           ---------        ---------
                                                      143,456         95,316             383,330          302,831
                                                    ---------      ---------           ---------        ---------
     Franchised and licensed restaurants:
         Carl's Jr                                     18,447         17,758              59,566           55,908
         JB's Restaurants                                 388             --                 452               --
                                                    ---------      ---------           ---------        ---------
                                                       18,835         17,758              60,018           55,908
                                                    ---------      ---------           ---------        ---------

         Total revenues                               162,291        113,074             443,348          358,739
                                                    ---------      ---------           ---------        ---------

Operating costs and expenses:
     Restaurant operations:
         Food and packaging                            45,726         29,659             119,693           92,839
         Payroll and other employee benefits           40,225         26,105             105,237           85,377
         Occupancy and other operating expenses        30,488         19,364              79,224           63,619
                                                    ---------      ---------           ---------        ---------

                                                      116,439         75,128             304,154          241,835

     Franchised and licensed restaurants               16,951         16,695              56,106           53,384
     Advertising expenses                               7,003          4,498              20,473           15,317
     General and administrative expenses               11,180          9,380              31,729           29,012
                                                    ---------      ---------           ---------        ---------

         Total operating costs and expenses           151,573        105,701             412,462          339,548
                                                    ---------      ---------           ---------        ---------

Operating income                                       10,718          7,373              30,886           19,191

Interest expense                                       (2,759)        (2,300)             (7,503)          (7,585)
Other income, net                                       1,299            254               3,149            1,458
                                                    ---------      ---------           ---------        ---------

Income before income taxes                              9,258          5,327              26,532           13,064
Income tax expense                                      3,670          2,306              10,419            5,320
                                                    ---------      ---------           ---------        ---------

Net income                                          $   5,588      $   3,021           $  16,113        $   7,744
                                                    =========      =========           =========        =========

Net income per common and common
     equivalent share                               $     .28      $     .16           $     .83        $     .42
                                                    =========      =========           =========        =========

Common and common equivalent shares used
     in computing per share amounts                    19,823         18,706              19,466           18,596
                                                    =========      =========           =========        =========

                              CKE RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            Forty Weeks Ended
                                                                         ------------------------
                                                                         November 4,   November 6,
                                                                            1996          1995
                                                                          --------      --------
Net cash flow from operating activities:
   Net income                                                             $ 16,113      $  7,744
   Adjustments to reconcile net income to net
     cash provided by operating activities,
     excluding the effect of acquisitions:
      Noncash franchise expense                                                 19           131
      Depreciation and amortization                                         18,158        16,058
      Loss on sale of property and equipment and capital leases                848         1,600
      Reversal of rent subsidy reserves                                         --          (327)
      Loss on equity investments                                                --         2,733
      Write-off of accounts and notes receivable                               171            --
      Net noncash investment and dividend income                              (661)         (803)
      Deferred income taxes                                                    547            --
      Noncash decrease in reserves                                             297            --
      Write-down of long-lived assets                                        1,250            --
      Settlement of notes receivable                                            --        (1,292)
      Net change in receivables, inventories and other current assets       (6,617)        1,261
      Net change in other assets                                            (2,299)          (67)
      Net change in accounts payable and other current liabilities           9,777        (1,996)
                                                                          --------      --------

        Net cash provided by operating activities                           37,603        25,042
                                                                          --------      --------

Cash flow from investing activities:
   Purchases of:
      Marketable securities                                                   (760)         (686)
      Property and equipment                                               (31,469)      (22,396)
      Long-term investments                                                 (5,936)       (1,670)
   Proceeds from sales of:
      Marketable securities                                                  2,689         1,662
      Property and equipment                                                 3,779            21
   Collections on leases receivable                                            139           122
   Increase in notes receivable and related party notes receivable            (120)       (2,142)
   Collections on notes receivable and related party notes receivable        2,707         1,281
   Acquisitions, net of cash acquired and minority interest                (52,646)           --
                                                                          --------      --------

        Net cash used in investing activities                              (81,617)      (23,808)
                                                                          --------      --------

Cash flow from financing activities:
   Net change in bank overdraft                                              8,513       (11,285)
   Short-term borrowings                                                     1,200        57,060
   Repayments of short-term debt                                            (1,200)      (52,635)
   Long-term borrowings                                                     58,000         9,175
   Repayments of long-term debt                                            (27,090)       (6,343)
   Repayments of capital lease obligations                                  (2,950)       (2,326)
   Net change in other long-term liabilities                                  (920)       (1,400)
   Purchase of treasury stock                                                   --          (551)
   Payment of dividends                                                     (1,514)       (1,460)
   Exercise of stock options                                                 2,160         2,021
                                                                          --------      --------

        Net cash provided by (used in) financing activities                 36,199        (7,744)
                                                                          --------      --------

           Net decrease in cash and cash equivalents                      $ (7,815)     $ (6,510)
                                                                          ========      ========

                              CKE RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  Forty Weeks Ended
                                                              ------------------------
                                                              November 4,   November 6,
                                                                 1996          1995
                                                              -----------   ----------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest (net of amounts capitalized)                       $  7,325      $  7,691
  Income taxes                                                   5,000         2,476

Noncash investing and financing activities:
  Investing activities:
     Transfer of inventory, current assets and
       property and equipment to other assets                       --        20,877
     Sale of property and equipment                              2,469            --
     Increase in long-term investments                          (2,469)           --
     Other investing activities:
       Net change in dividends receivable                         (540)         (714)
       Stock issued in exchange for Summit Assets               11,412            --

  Franchising and reorganization activities:
     Increase in property and equipment                         (1,904)       (2,853)
     Decrease in various liabilities                               (75)           --
     Decrease in notes receivable and accounts receivable          547         2,683
     Increase in debt                                            1,451            --

  Summit Acquisition:
     Tangible assets acquired at fair value                     59,908            --
     Cost in excess of net assets acquired                       2,268            --
     Liabilities assumed at fair value                         (33,120)           --
                                                              --------      --------
       Total purchase price                                   $ 29,056      $     --
                                                              ========      ========

  Casa Bonita Acquisition:
     Tangible assets acquired at fair value                     45,090            --
     Cost in excess of net assets acquired                       4,967            --
     Liabilities assumed at fair value                          (8,057)           --
                                                              --------      --------
       Total purchase price                                   $ 42,000      $     --
                                                              ========      ========

                              CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 4, 1996 AND NOVEMBER 6, 1995

NOTE (A) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of CKE Restaurants, Inc. and its consolidated wholly-owned subsidiaries (the "Company" or "CKE") and have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q, and
Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company's 1996 Annual Report to Stockholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year or for any other future periods. Certain reclassifications have been made to the fiscal 1996 consolidated financial statements to conform to the fiscal 1997 presentation.


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


NOTE (C) LONG-TERM DEBT

         Effective August 12, 1996, the Company entered into a Credit Agreement (the "Credit Agreement") with a group of financial institutions. Under the terms of the Credit Agreement, the Company borrowed the principal amount of $20.0 million pursuant to a five-year, fully amortizing term loan, the proceeds of which were used to repay existing indebtedness.

         The Credit Agreement also provides the Company with (i) a revolving credit facility for working capital and other general corporate purposes, under the terms of which the Company may borrow from time to time up to $30.0 million (including a letter of credit subfacility of up to $20.0 million), and (ii) a revolving credit facility for the purpose of financing investments in and acquisitions of other companies, under the terms of which the Company may borrow from time to time up to $25.0 million. The Company borrowed $25.0 million under this revolving credit facility in connection with the acquisition of Casa Bonita on October 1, 1996, a portion of which amount, together with the outstanding principal amount of the term loan, was repaid subsequent to November 4, 1996, with the net proceeds of the Company's common stock offering (see Note F). The amounts advanced, if any, to the Company and remaining outstanding under the revolving acquisition facility will convert after two years into a three-year fully amortizing term loan. Both of the foregoing revolving credit facilities will mature on July 31, 2001. The existing credit facility, which this new facility replaced, would have expired on August 31, 1996.

         Subsequent to the quarter end, on November 8, 1996, the Company used $36.0 million of the net proceeds from its common stock offering (see Note F) to pay $20.0 million in borrowings outstanding under the term loan and $16.0 million in revolving credit line borrowings. The Company currently has an aggregate of $46.0 million in borrowings available to it under its credit facility, of which $30.0 million is available for working capital and other general corporate purposes and $16.0 million is available for permitted acquisitions of, or investments in, other companies.

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

                              CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 4, 1996 AND NOVEMBER 6, 1995


(Continued)


NOTE (D) ACQUISITIONS

         On July 15, 1996, the Company completed its acquisition of Summit Family Restaurants Inc. ("Summit"). Summit has restaurant operations in nine western states, including 73 Company-operated and 24 franchised JB's Restaurants, 16 HomeTown Buffet restaurants and six Galaxy Diner restaurants.

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

         On October 1, 1996, the Company acquired Casa Bonita Incorporated ("Casa Bonita"). Casa Bonita currently operates 108 Taco Bueno restaurants located in Texas and Oklahoma in addition to two Casa Bonita Restaurants and three Crystal's Pizza and Spaghetti Restaurants.

         The acquisition was completed by CBI Restaurants, Inc. ("CBI"), a newly-formed corporation in which the Company originally held an 80.0% equity interest. CBI paid $42.0 million in cash, which was financed by short-term loans of $9.0 million from the Company, $8.0 million from Fidelity National Financial, Inc. ("Fidelity"), and $5.0 million from Giant Group, Ltd. ("Giant"). The balance of the purchase price, $20.0 million, was financed through the Company's investment of $16.0 million in cash for an 80.0% equity interest in CBI, and Fidelity's investment of $4.0 million in cash for the remaining 20.0% equity interest in CBI. The Company's investment in CBI was funded out of borrowings under the Company's revolving acquisition facility.

         On December 3, 1996, the Company purchased Fidelity's 20.0% equity interest in CBI for $4.5 million, giving the Company 100.0% ownership of CBI and Casa Bonita. CBI also repaid the short-term loans of $8.0 million to Fidelity and $5.0 million to Giant. The purchase of Fidelity's equity interest and the repayment of short-term loans was provided by the net proceeds of the Company's common stock offering (see Note F).

         Selected unaudited pro forma combined results of operations for the 40-week periods ended November 4, 1996 and November 6, 1995, assuming the acquisitions occurred on January 31, 1995, are presented as follows:

                                      Forty Weeks Ended
                                   -----------------------
                                   November 4,  November 6,
                                      1996         1995
                                   -----------  ----------
Total revenues                      $576,854     $515,344
Net income                          $ 16,184     $  6,710
Net income per common
    and common equivalent share     $   0.82     $   0.35


NOTE (E) RETIREMENT OF TREASURY STOCK

         On October 28, 1996, the Board of Directors of the Company retired 670,300 shares of the Company's common stock which were previously held as treasury stock. These shares had been repurchased by the Company during the two fiscal years ended January 29, 1996 at an aggregate cost of $5.1 million.

                              CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 4, 1996 AND NOVEMBER 6, 1995


(Continued)


NOTE (F) COMMON STOCK OFFERING

         Subsequent to the quarter end, on November 8, 1996, the Company issued 2,500,000 shares of its common stock at a public offering price of $28.625 per share. Proceeds from the offering, net of underwriting discounts and commissions and other related expenses estimated at $4.2 million, were $67.4 million. On December 4, 1996, the Underwriters elected to purchase an additional 375,000 shares of common stock pursuant to an over-allotment option granted in connection with the offering, generating an additional $10.2 million in net proceeds. The net proceeds were used to reduce the Company's existing indebtedness and for working capital and other general corporate purposes, including the Company's investments in Checkers Drive-In Restaurants, Inc. (see Note G) and additional investments in Rally's Hamburgers, Inc. (see Note H).


NOTE (G) ACQUISITION OF DEBT

         On November 14, 1996, a group of investors including the Company purchased $35.8 million of aggregate principal amount of Checkers Drive-In Restaurants, Inc. ("Checkers") 13.75% senior secured debt, due on July 31, 1998, from certain current debt holders who retained approximately $6.0 million. The purchase price for this senior secured debt was $35.1 million. In addition to the Company, the investors included KCC Delaware, a wholly-owned subsidiary of Giant, Fidelity, The Travelers Indemnity Company ("Travelers") and certain affiliated individual investors. The Company paid $12.9 million for a 35.75% share of the debt.

         On November 22, 1996, the investors completed the restructuring of $35.8 million aggregate principal amount of indebtedness of Checkers under its existing credit agreement. Pursuant to the restructuring, the term of the credit agreement has been extended by one year until July 31, 1999 and the fixed interest rate on such indebtedness has been reduced to 13.0%. The investors agreed to modify certain financial covenants and the timing and amount of principal payments due under the credit agreement. The Company, KCC Delaware and Travelers also agreed to provide a short-term revolving line of credit of up to $2.5 million to Checkers, which is fully utilized.

         In connection with the restructuring, Checkers issued to the investors warrants to purchase an aggregate of 20.0 million shares of common stock of Checkers at an exercise price of $.75 per share. Further, in the event that up to three monthly extensions of the revolving line of credit are requested and extended, the Company, KCC Delaware and Travelers will receive 333,333 additional warrants per each month of extension provided.


NOTE (H) LONG-TERM INVESTMENT IN RALLY'S HAMBURGERS, INC.

         Effective August 31, 1996, the Company participated in Rally's Hamburgers, Inc. ("Rally's") Rights Offering, pursuant to which the Company received one Right for each share of the 2.4 million shares of Rally's common stock the Company already owned. In accordance with the terms of the Rights Offering, holders of Rights were entitled to purchase one Unit for each 3.25 Rights surrendered for a cash payment of $2.25 per Unit. Each Unit consists of one share of Rally's common stock and one Warrant to purchase an additional share of Rally's common stock upon payment of a $2.25 exercise price. The Company contributed approximately $1.7 million in cash and acquired 775,488 shares of Rally's common stock in connection with the Rights Offering, with Warrants to acquire another 775,488 shares. As of November 4, 1996, the Company's long-term investment in Rally's was $5.9 million and during the third quarter the Company began using the equity method of accounting for its investment in Rally's.

         Additionally, subsequent to quarter end, on November 29, 1996, the Company elected to exercise the first series of 587,607 options to purchase common stock of Rally's from Giant at $3.00 per share for a total of approximately $1.8 million.

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Consolidated net income for the third fiscal quarter increased 85.0% to $5.6 million, or $.28 per share compared with net income of $3.0 million, or $.16 per share, for the prior year. Net income for the 40-week period ended November 4, 1996 more than doubled to $16.1 million, or $.83 per share, from $7.7 million, or $.42 per share, for the same period last year. During the first quarter of the current year, the Company adopted SFAS 121, resulting in a $1.3 million non-recurring charge to restaurant operations; net income for the 40-week period would have been $16.9 million, or $.87 per share, excluding the effect of this adoption. These positive results were primarily due to increased sales growth resulting from the Company's dual-branding and image enhancement programs in its Carl's Jr. restaurants, increased advertising and continued improvements in operating efficiencies in the Company's Carl's Jr. restaurants, and the additional operations of the recently acquired concepts which were all profitable during the quarter. The operating results for the current 40-week period reflect 18 weeks of operations for the 27 Rally's restaurants that the Company commenced operating on July 2, 1996, 14 weeks of operations of Summit which was acquired on July 15, 1996 and five weeks of operations of Casa Bonita, which was acquired on October 1, 1996.

         The Company is continuing with the conversion of several of its existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, pursuant to an agreement with GB Foods Corporation. As of November 4, 1996, there were 54 Company-operated and five franchised dual-brand restaurants operating. Post-conversion revenues in the 54 Company-operated restaurants converted to the Carl's Jr./Green Burrito dual-brand restaurants (including restaurants converted during the period) were approximately 25% higher than same-store sales in the comparable prior year period. In December 1996, the Company will introduce its first new Green Burrito product, the "Burrito Bowl", to the existing menu in these dual-brand locations.

         As part of the Company's chain-wide Carl's Jr. restaurant remodeling program, approximately 166 remodels (including dual-brand conversion remodels) have been completed as of the end of the third quarter. The Company is continuing to experience increased sales in these remodeled restaurants. Currently, the Company is remodeling four restaurants per week, which consist of three standard image enhancement remodels and one dual-brand remodel. The Company expects to have half of all Company-operated Carl's Jrs. remodeled by year-end and the remainder completed by the end of fiscal 1998.

         This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; availability, changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; and risks that sales growth resulting from the Company's current and future remodeling and dual-branding of restaurants and other operating strategies can be sustained at the current levels experienced.


RESULTS OF OPERATIONS

         Revenues from Company-operated restaurants, comprised mainly of sales from Carl's Jr. restaurants, increased $48.1 million, or 50.5% and $80.5 million, or 26.6% in the 12- and 40-week periods ended November 4, 1996 to $143.5 million and $383.3 million, respectively. Carl's Jr. revenues for the 12- and 40-week periods ended November 4, 1996 accounted for sales increases of $10.8 million and $41.0 million, respectively. Rally's, Summit and Casa Bonita accounted for $4.2 million, $25.2 million and $7.9 million, respectively, of revenues for the 12-week period ended November 4, 1996, and $6.3 million, $29.5 million and $7.9 million, respectively, of revenues for the 40-week period ended November 4, 1996. On a same-store sales basis (calculated using only restaurants in operation for the full periods being compared), revenues from Company-operated Carl's Jr. restaurants increased 8.4% in the 12-week period ended November 4, 1996 as compared with a 9.0% increase in the comparable prior year period. Same-store sales for the 40-week period ended November 4, 1996 increased 10.7% compared with a 3.2% increase a year ago. Per store averages in Company-operated Carl's Jr. restaurants continue to increase and reached

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

(Continued)


$1,089,000 on a 13-period rolling basis. The increase in revenues from Company-operated Carl's Jr. restaurants is primarily the result of the continued momentum in the Company's various sales enhancement programs which include the image enhancement of its restaurants through a chain-wide remodeling program, the continuation of its conversion of existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants and the continued focus on promoting great tasting new and existing food products through increased advertising. Higher average sales and transaction counts per restaurant and an increase in the number of Company-operated restaurants operating in fiscal 1997 as compared with the prior year also contributed to the increase in revenues from Company-operated Carl's Jr. restaurants.

         Revenues from franchised and licensed restaurants for the 12- and 40-week periods ended November 4, 1996 increased 6.1% and 7.4% to $18.8 million and $60.0 million, respectively, over the same prior year periods. This increase is largely due to increased royalties from, and food purchases by, franchisees as a result of higher sales volume at franchised Carl's Jr. restaurants, partially offset by a decrease in the number of franchised and licensed Carl's Jr. restaurants operating as compared with the prior year. Carl's Jr. franchises are experiencing same-store sale increases of approximately 9.5% on a year-to-date basis.

         While restaurant-level margins of the Company restaurant operations decreased in the 12-week period ended November 4, 1996 by 2.4% as compared with the prior year period, restaurant-level margins increased 0.5% to 20.7% for the 40-week period ended November 4, 1996 over the prior year period. The margins in the 12-week period ended November 4, 1996 reflect the impact of higher costs from Summit's family-style restaurant operations. The family-style restaurant segment of the restaurant industry typically has lower margins than the quick-service segment of the industry, due primarily to increased labor and food costs. Excluding the effect of the adoption of SFAS 121 during the first quarter of the current year, restaurant-level margins would have been 21.0% for the 40-week period ended November 4, 1996.

         Restaurant-level margins of the Company-operated Carl's Jr. restaurant operations increased approximately 0.5% and 1.7% to 21.7% and 22.0% for the 12- and 40-week periods ended November 4, 1996, respectively, as compared with the corresponding periods of the prior year. These improved results in the Company's Carl's Jr. restaurant-level operating margins reflect the Company's continued commitment to improve the cost structure of its Carl's Jr. restaurants, particularly in the areas of improving labor productivity and reducing workers' compensation costs. As a percentage of revenues from Company-operated Carl's Jr. restaurants, payroll and other employee benefits and occupancy and other operating expenses have decreased 1.5% in the 40-week period ended November 4, 1996 as compared with the same period a year ago, despite the October 1, 1996 increase in the federal minimum wage. Food and packaging costs have increased as a percentage of revenues from Company-operated restaurants due to increased pressure from commodity prices and the promotion of larger, more expensive sandwiches. Restaurant-level margins in the first quarter of the prior year were unfavorably impacted by the start-up nature of the Company's Boston Market operations.

         Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Recent legislation increasing the federal minimum wage as of October 1, 1996 has resulted in higher labor costs to the Company and its franchisees. An additional increase in the federal minimum wage will become effective in September 1997. Further, as a result of recent California state law legislation, there will be an increase in the state minimum wage in California effective in March 1997. The Company anticipates that increases in the minimum wage may be offset through pricing and other cost control efforts; however, there can be no assurance that the Company or its franchisees will be able to pass such additional costs on to customers in whole or in part.

         Franchised and licensed restaurant costs have followed a comparable pattern during the 12- and 40-week periods ended November 4, 1996 to the revenues from franchised and licensed restaurants. These costs have increased 1.5% and 5.1% for the 12- and 40-week periods ended November 4, 1996, respectively, over the same periods of the prior year. The increase is primarily due to increased food purchases by Carl's Jr. franchisees, partially offset by a decrease in the number of franchised and licensed Carl's Jr. restaurants in operation in the current periods as compared with the same periods in the prior year.

         Advertising expenses increased $2.5 million and $5.2 million for the 12- and 40-week periods ended November 4, 1996, respectively, over the same prior year periods. Advertising expenses have become increasingly important in the current competitive environment and, as a result, have increased in terms of

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

(Continued)


dollars spent in fiscal 1997 as compared with the prior year. Since the Company began its innovative advertising campaign in May 1995, the Company has seen positive same-store sales increases in each subsequent quarter.

         General and administrative expenses increased $1.8 million and $2.7 million to $11.2 million and $31.7 million for the 12- and 40-week periods ended November 4,1996, respectively, over the applicable prior year periods. However, as a percentage of total revenues, these expenses decreased 1.4% and 0.9%, respectively, as compared with the same prior year periods. The increase in general and administrative expenses in the 12 and 40-week periods ended November 4, 1996 is primarily the result of recording incentive compensation accruals for regional restaurant management and selected corporate employees as a result of improved restaurant operating performance. Also contributing to the increase were increased amortization expense and various corporate legal expenses. General and administrative expenses were unfavorably impacted in the prior year by the inclusion of approximately $1.9 million of expenses associated with the Company's Boston Market operations.

         Interest expense for the 12-week period ended November 4, 1996 increased 20.0% to $2.8 million as compared with the prior period, primarily due to new borrowings in connection with the Summit and Casa Bonita acquisitions (see Notes C and D of Notes to the Consolidated Financial Statements). Interest expense for the year-to-date period decreased 1.1% to $7.5 million, as compared with the same periods in the prior year as a result of lower levels of borrowings outstanding in the first two quarters of the fiscal year, the prepayment of certain indebtedness earlier in the year and lower interest rates. After the end of the quarter ended November 4, 1996, $49.0 million aggregate principal amount of indebtedness was repaid by the Company.

         Other income, net, in the 12- and 40-week periods of fiscal 1996 and fiscal 1997 was primarily comprised of investment income, interest on notes and leases receivable, gains and losses on sales of restaurants, and other non-recurring income. Other income, net, increased $1.0 million and $1.7 million from the 12 and 40-week periods of fiscal 1996, respectively, primarily due to lease income generated from the leasing of certain equipment and real property following the formation of Boston West, L.L.C. ("Boston West"), in April 1995, which contains the Company's former Boston Market operations.


FINANCIAL CONDITION

         For the 40-week period ended November 4, 1996, the Company generated cash flows from operating activities of $37.6 million, compared with $25.0 million for the same period of the prior year. Cash and cash equivalents in the current period decreased $7.8 million from January 29, 1996, as the Company used cash flows from operations to fund capital additions of approximately $31.5 million, to complete the acquisitions of Summit for $14.7 million (net of cash acquired) and of Casa Bonita for $37.9 million (net of cash acquired and minority interest), and to pay dividends to its shareholders of approximately $1.5 million. The increase in new borrowings of $58.0 million was primarily used to fund the acquisition of Casa Bonita and to replace an existing credit facility of $20.0 million. The repayments of long-term debt include the $20.0 million repayment for the existing credit facility and $6.5 million of early repayment of indebtedness. Also contributing to the decrease in cash and cash equivalents was the purchase of the long-term investment in Rally's for approximately $5.9 million. The decrease in cash and cash equivalents was partially offset by cash generated from the sale of property and equipment of approximately $3.8 million, the sale of marketable securities of approximately $2.7 million, collections on notes receivable and related party notes receivable of approximately $2.7 million, and the exercise of stock options which generated approximately $2.2 million. Total cash and cash equivalents available to the Company as of November 4, 1996 was $18.1 million, which included $2.5 million invested in marketable securities.

         Effective August 12, 1996, the Company entered into a new Credit Agreement with a group of financial institutions. Under the terms of the Credit Agreement, the Company borrowed the principal amount of $20.0 million under a five-year, fully amortizing term loan, the proceeds of which were used to repay existing indebtedness. The Credit Agreement also provides the Company with (i) a revolving credit facility for working capital and other general corporate purposes, under the terms of which the Company may borrow from time to time up to $30.0 million (including a letter of credit subfacility of up to $20.0 million), and (ii) a revolving

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



(Continued)


credit facility for the purpose of financing investments in and acquisitions of other companies, under the terms of which the Company may borrow from time to time up to $25.0 million. The amounts advanced to the Company and remaining outstanding under the revolving acquisition facility will convert after two years into a three-year, fully amortizing loan. The Company's revolving credit facility matures on July 31, 2001.

         The Credit Agreement also includes customary affirmative and negative covenants which, among other things, restrict the Company's ability to (i) incur or create indebtedness on or with respect to its properties, (ii) incur additional indebtedness, (iii) merge or consolidate with other entities, (iv) sell assets and (v) declare or pay dividends or repurchase shares of capital stock, subject in each of the foregoing cases to certain exceptions. In addition, the Credit Agreement requires the Company to maintain certain specified financial ratios and operating results.

         Subsequent to quarter-end, on November 8, 1996, the Company issued 2,500,000 shares of its common stock at a public offering price of $28.625 per share. Proceeds from the offering, net of underwriting discounts and commissions and other related expenses estimated at $4.2 million, were $67.4 million. On December 4, 1996, the Underwriters elected to purchase an additional 375,000 shares of common stock pursuant to an over-allotment option granted in connection with the offering, generating an additional $10.2 million in net proceeds.

         The Company's primary source of liquidity is its revenues from Company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new Carl's Jr. restaurants, the remodeling of existing restaurants, and the conversion of certain restaurants to the Carl's Jr./Green Burrito dual-brand concept. The Company plans to open up to ten new Carl's Jr. restaurants during the fourth quarter of fiscal 1997 and up to 30 new restaurants in fiscal 1998. The Company also intends to open up to seven new Taco Bueno restaurants in fiscal 1998. During the remainder of fiscal 1997, the Company also expects to continue with its schedule to remodel four Carl's Jr. restaurants per week, including three image enhancement remodels and one dual-concept conversion.

         The Company believes that the net cash proceeds from the common stock offering, together with cash generated from its various restaurants concept operations, cash and marketable securities on hand as of November 4, 1996 and amounts available under the Company's revolving credit facilities, will be sufficient to satisfy the Company's capital spending and working capital requirements for at least the next 12 months. If those sources of capital are insufficient to satisfy the Company's capital spending and working capital requirements, or if the Company determines to make any significant acquisitions of or investments in other businesses, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sales, if any, of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:


    (a) Exhibits:
            10.42 First Amendment to Credit Agreement dated September 30,
                  1996 by and between CKE Restaurants, Inc.; NationsBank of
                  Texas, N.A.; and other parties.
            11    Calculation of Earnings per Share
            27    Financial Data Schedule (included in electronic filing only).

    (b) Current Reports on Form 8-K:
            Current Reports on Form 8-K dated August 20, 1996, August 27, 1996 and October 1, 1996 were filed during the third quarter of the fiscal year to report the Credit Agreement entered into with NationsBank of Texas, N.A. and a group of financial institutions, to report the stock purchase agreement entered into with Casa Bonita Holdings, Inc. relating to the acquisition of Casa Bonita Incorporated, and to report the closing of the acquisition of Casa Bonita Incorporated and file the related financial statements of Casa Bonita Incorporated and proforma financial information, respectively.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CKE RESTAURANTS, INC.
                                                ---------------------
                                                    (Registrant)



December 18, 1996                               /s/   Joseph N. Stein
-----------------                               ---------------------------
      Date                                      Senior Vice President and
                                                Chief Financial Officer