Form 10-K
period 1997-01-27
CKE RESTAURANTS INC
filed 1997-04-11
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                   ---------



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-13192

                             CKE RESTAURANTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                   ---------





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

                                   ---------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:



      (TITLE OF EACH CLASS)          NAME OF EACH EXCHANGE ON WHICH REGISTERED:
      ---------------------          ------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                -----

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997 was $552,153,292.

The number of shares outstanding of the registrant's common stock was 33,356,566 as of March 31, 1997.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 27, 1997, are incorporated by reference into Part III of this Report.

The Exhibit Index is contained in Part IV herein on Page E-1.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 27, 1997



                                    PART I                                                          Page
                                                                                                    ----

Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .   13

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . .   13
Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  .   16
Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .   22
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . .   22

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . .   22
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . .   22
Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . .   22

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . .   23

                                     PART I


ITEM 1. BUSINESS

OVERVIEW

         CKE Restaurants, Inc., a Delaware corporation ("CKE" and collectively with its subsidiaries, the "Company"), is engaged primarily in the food service industry. The Company owns, operates, franchises and licenses the Carl's Jr.(R) quick-service hamburger restaurant concept, which is the seventh largest quick-service hamburger restaurant chain in the United States. As of January 27, 1997, the Carl's Jr. system included 673 restaurants, of which 415 were operated by the Company and 258 were operated by the Company's franchisees and licensees. The Carl's Jr. restaurants are located in the western United States, predominantly in California, and in Mexico and the Pacific Rim. Primarily as a result of recent acquisitions, the Company also operates and franchises a total of 257 other restaurants, including 107 Taco Bueno(R) quick-service Mexican food restaurants located in Texas and Oklahoma.

         The first Carl's Jr. restaurant was opened in 1956 by Carl N. Karcher, the Company's founder, in Anaheim, California. After an extended period of growth, the Company made certain strategic decisions and experienced certain operational difficulties in the early 1990s which adversely impacted the Company's sales and profitability. In response to the introduction of value pricing by its quick-service restaurant competitors, the Company reduced prices and initiated an extensive value-priced menu advertising campaign. Beginning in October 1994, the Company hired a new management team that began implementing a variety of strategic and operational programs designed to revitalize the Carl's Jr. brand and improve financial results. These programs included, among others, a renewed focus on offering superior products, the elimination of most value-priced menu items, a new advertising campaign, a dual-branding program with The Green Burrito(R) and the commencement of a remodeling program for Carl's Jr. restaurants. As a result of these strategies, together with the Company's successful efforts to reduce expenses at both the corporate and operating levels, the Company experienced significant improvements in sales and operating results in fiscal 1996 and fiscal 1997. The Company is continuing to implement its dual-branding and remodeling programs and to focus on reducing expenses, and believes it will continue to benefit from such activities in the future.


BUSINESS STRATEGY

         The Company's objective is to enhance and reinforce its position as one of the leading operators of quick-service restaurants within its targeted markets. The Company's current management team has implemented a business strategy which has revitalized the Carl's Jr. brand and increased sales and profitability. The Company believes that certain elements of this business strategy can be used successfully to improve the financial performance and revitalize the brands of its recent and future acquisitions. Key elements of the Company's business strategy are as follows:

         Established, Differentiated Brand. The Company is committed to further developing established restaurant brands that have a strong consumer identity in regional markets and target a specific market niche. With over 40 years of operation, Carl's Jr. is a distinct and identifiable brand and its Happy Star(R) logo is widely recognized in its core markets. Unlike many quick-service restaurants which emphasize lower prices, Carl's Jr. restaurants focus on offering customers a higher quality dining experience at a reasonable price. The Company believes that Carl's Jr.'s superior food quality, generous portions, broad menu and attentive customer service differentiate it from its competitors and are critical to its success.

         Maintain Efficient Operations. The Company believes its operating and distribution systems, experienced restaurant-level management and strong employee training programs are critical to its ability to achieve strong Carl's Jr. restaurant-level margins. The Company has designed and implemented restaurant managerial and operating procedures that enable it to control expenses while improving food quality and customer service. The Carl's Jr. distribution system takes advantage of volume purchasing of food and supplies and provides system-wide consistency and economies of scale. To develop and motivate its restaurant managers, the Company offers performance-based incentive compensation and opportunities for advancement.

         Continue Dual-Branding Programs. The Company believes dual-branding programs increase sales and customer counts by offering its customers an additional distinct concept and a separate menu at a single restaurant location, without requiring a substantial investment or significantly increasing operating complexities. The Company believes that its dual-branding program with The Green Burrito has attracted new customers while increasing the frequency of customer visits at converted restaurants. The Company plans to aggressively continue the conversion of Carl's Jr. restaurants to the Carl's Jr./Green Burrito concept and is considering dual-branding certain of its recently acquired Taco Bueno restaurants with other quick-service restaurant concepts.

         Innovative Advertising. The Company is committed to aggressively promoting and enhancing its brand awareness through innovative advertising. In early 1995, the Company discontinued its value pricing strategy for Carl's Jr. and focused its advertising programs on building the Carl's Jr. brand by emphasizing the key differentiating attributes of its concept. Since the start of this innovative advertising campaign, the Company has experienced seven consecutive quarterly increases in Company-operated Carl's Jr. same-store sales as compared with the corresponding quarters of the prior year.

         Continue Development of Extensive Franchise System. The Company's franchise strategy is to increase market penetration without increasing the total capital required by the Company for development of new restaurants. The Company has developed a strong Carl's Jr. franchise system by attracting franchisees with experience in multi-unit restaurant operations and ensuring that each franchisee adheres to the Company's high operating and quality standards. The Company believes that the recent strong sales results in the Carl's Jr. system will attract new franchisees and encourage existing franchisees to open new restaurants. The Company is also considering franchising certain of its recently acquired concepts.


GROWTH STRATEGY

         The Company is currently pursuing a strategy of growth and expansion through (i) increasing sales and profitability at its existing restaurants,
(ii) the opening of both Company-operated and franchised restaurants in existing and new markets, and (iii) acquisitions of, or investments in, similar concepts to create new avenues for growth.

         Increasing Restaurant Sales and Profitability. The Company believes it can increase consumer awareness, restaurant sales and profitability by continuing its dual-branding strategy, completing its remodeling and image enhancement programs and expanding its advertising and marketing program. The Company's original agreement with GB Foods Corporation ("GB Foods") provided for an aggregate of 140 dual-brand conversions over the five-year term of the agreement. The original agreement was modified in February 1997 to provide for the conversion of a minimum of 60 restaurants per year to dual-brand Green Burrito locations for each of the next four years, accelerating the original 140-unit commitment to a minimum of 306 stores, including the 66 Company-operated and franchised locations that had been converted as of the date the agreement was amended. Post-conversion revenues in the 59 Company-operated restaurants converted to Carl's Jr./Green Burrito dual-brand restaurants (including restaurants converted during the year) as of January 27, 1997 were approximately 25% higher than same-store sales in the comparable prior year period. The Company is also considering dual-branding certain of its recently acquired Taco Bueno restaurants with other quick-service restaurant concepts.

         The Company is currently remodeling Company-operated Carl's Jr. restaurants with a fresher, more contemporary look. Exterior improvements include brighter colors, red awnings and a large, tilted Happy Star logo. The new interiors feature the same fresh colors, food murals, display cases for salads and desserts and accent lighting throughout the dining area. The Company believes that its new restaurant design will further increase the consumer's awareness of the Carl's Jr. brand. As of January 27, 1997, the Company had remodeled over half of its Company-operated Carl's Jr. restaurants and plans to complete the remodeling of substantially all of its Company-operated Carl's Jr. restaurants by the end of fiscal 1998. In accordance with the Company's franchise agreements, the Company's franchisees will have until August 1999 to remodel their restaurants. The Company is also in the process of enhancing the Taco Bueno brand image with new signage and menu boards and is considering a more extensive remodeling program.

         The Company also plans to continue its advertising campaign with innovative television commercials emphasizing the Carl's Jr. brand and its quality products. Based upon the success of its advertising campaign, most of the Company's franchisees have agreed to increase their contributions for marketing and advertising, and the Company plans to partially match such contributions.

         Opening New Restaurants. The Company intends to accelerate its expansion program by opening new restaurants in both traditional, freestanding structures and alternative formats. The Company opened 12 new Carl's Jr. restaurants during fiscal 1997 and presently anticipates that it will open up to 30 new Carl's Jr. restaurants and is evaluating opening additional Taco Bueno restaurants in its existing markets during fiscal 1998. The Company's franchisees and licensees opened 14 new Carl's Jr. restaurants during fiscal 1997, and the Company presently anticipates that its franchisees and licensees will open up to 15 new Carl's Jr. restaurants during fiscal 1998.

         The Company believes that its existing core and developing markets offer significant growth opportunity for both Company-operated and franchised restaurant development. The Company's expansion strategy is designed to increase market penetration and consumer awareness, thereby enabling the Company to take advantage of operational and advertising efficiencies through restaurant clustering within television markets. The Company believes that increases in average restaurant sales can be achieved in those markets in which it can open multiple restaurants. The Company will attempt to attract new qualified franchisees and encourage existing franchisees to open additional restaurants, and the Company will continue to co-develop markets with its franchisees. In determining which new markets to develop, the Company considers many factors, including the size of the market, demographic trends, competition and real estate availability and pricing.

         Pursuing Complementary Acquisitions. The Company also seeks to enhance its growth and expansion through selective acquisitions of, or investments in, other restaurant concepts. When evaluating possible acquisitions and investments, the Company identifies (i) similar concepts for conversion to Carl's Jr. restaurants, (ii) underperforming brands that the Company believes can be turned around by improving unit economics and reducing overhead and
(iii) restaurant concepts that the Company believes present the potential for an additional growth vehicle.

         The Company intends to apply certain elements of its business strategy used to improve the performance of its Carl's Jr. restaurants to its recent and future acquisitions. In addition, the Company believes that its efficient operating systems and established corporate infrastructure will enable it to improve restaurant-level margins and eliminate redundant corporate functions at companies which it acquires or in which it makes a significant investment.

CARL'S JR.

         Concept. The Company believes that its Carl's Jr. restaurants' superior food quality, diverse menu and attentive customer service differentiate the Company from its competitors and are critical to its success. Unlike many quick-service restaurants that emphasize lower prices, Carl's Jr. restaurants focus on offering customers a higher quality dining experience at a reasonable price. Carl's Jr. charbroiled hamburgers, chicken sandwiches and signature items are generally made-to-order, meet exacting quality standards and are offered in generous portions. Carl's Jr.'s diverse menu and all-you-can-eat salad bar appeal to a broad audience but remain sufficiently limited to maintain both a distinct identity and operational efficiencies. By providing partial table service, unlimited drink refills and an attractive restaurant decor, Carl's Jr. restaurants offer a pleasant, customer-friendly environment. The Company believes that its focus on customers and customer service, superior food quality and generous portions enables the Carl's Jr. restaurants to maintain a strong price-value image with its customers.

         Menu and Restaurant Design. Carl's Jr. restaurants offer a variety of products that have a strong reputation for quality and taste. The Carl's Jr. menu is relatively uniform throughout the chain and features several charbroiled hamburgers and chicken sandwiches, including the Famous Star, Western Bacon Cheeseburger(R), Super Star(R), Charbroiler Chicken Sandwiches(R) and Crispy Chicken Sandwiches. Other entrees include a fish sandwich, stuffed baked potatoes and prepackaged salads. Side orders, such as french fries, onion rings and fried zucchini, are also offered. Most restaurants also have a breakfast menu including eggs, bacon, sausage, French Toast Dips(R), the Sunrise Sandwich(R) and a breakfast burrito. In addition, the restaurants sell a variety of promotional products on a limited basis. The Company was also among the first to offer self-service salad bars and all-you-can-drink beverage bars.

         Most Carl's Jr. restaurants are freestanding, ranging in size from 2,500 to 4,000 square feet, with a seating capacity of 65 to 115 persons and drive-thru facilities. Some restaurants are located in shopping malls and other in-line facilities. Currently, several building designs and floor plans are in use system-wide, depending upon operational needs, local zoning requirements and real estate availability.

         Operations. The Company strives to maintain high standards in all materials used by its restaurants, as well as the operations related to food preparation, service and cleanliness. Hamburgers and chicken sandwiches at Carl's Jr. restaurants are generally prepared or assembled after the customer has placed an order and are served promptly. Hamburger patties and chicken breasts are charbroiled in a gas-fired double broiler that sears the meat on both sides. The meat is conveyed through the broiler automatically to maintain uniform heating and cooking time.

         Each Company-operated Carl's Jr. restaurant is operated by a manager who has received nine to 13 weeks of management training. This training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. Other restaurant employees are trained by the restaurant manager in accordance with Company guidelines. Restaurant managers are supervised by district managers, each of whom is responsible for 11 to 14 restaurants. Approximately 35 district managers are under the supervision of four regional vice presidents, all of whom regularly inspect the operations in their respective districts and regions.

         Purchasing and Distribution. The Company purchases most of the primary food products and packaging supplies used in the Carl's Jr. restaurant system and warehouses and distributes such items to both Company-operated and franchised Carl's Jr. restaurants. Although not required to do so, substantially all of the Company's Carl's Jr. franchisees purchase most of their food and paper supplies from the Company. The Company is one of the few businesses in the quick-service restaurant industry that has elected not to outsource all of its distribution activities. The Company believes its mature procurement process allows it to effectively manage food costs, provide adequate quantities of food and supplies at competitive prices, generate revenues from franchisees by adding a nominal mark-up to cover the direct costs and provide better over all service to the Carl's Jr. restaurants. The Company seeks competitive bids from suppliers on many of its food products, approves suppliers of those products and requires them to adhere to product specifications established by the Company. Whenever possible, the Company negotiates sole source contracts for particular products which tend to produce deeper discounts.

         The Company operates a distribution center at its corporate headquarters in Anaheim, California and a smaller distribution facility in Manteca, California. The food products and supply items are distributed to Carl's Jr. restaurants, generally twice a week, by refrigerated trucks leased and operated by the Company.

         Green Burrito Development Agreement. Dual-branding is an emerging concept in the quick-service restaurant industry that allows a single restaurant to offer customers two distinct brand menus. In May 1995, the Company entered into a five-year agreement with GB Foods, the operator and franchisor of The Green Burrito quick-service Mexican food concept, to offer the Green Burrito as a second brand menu at selected Carl's Jr. locations. The Company believes that Green Burrito's position in the popular Mexican food segment and its dinner menu orientation complement the Carl's Jr. menu. Customers in the Carl's Jr./Green Burrito dual-brand restaurants are able to order items from both the Carl's Jr. menu board and the Green Burrito menu board from the same counter, and both menus are available to customers utilizing the drive-thru. The Green Burrito menu offered at the dual-brand restaurants features a broad range of traditional Mexican food items, including burritos, tostadas, enchiladas, tacos, tacquitos and nachos. A variety of condiments such as jalapeno peppers, hot sauce and mild and hot salsa are available at self-serve salsa bars so that customers can spice and garnish their meals according to individual taste. The Company believes that this dual-branding program has attracted new customers while increasing the frequency of customer visits at converted restaurants.

         In order to convert an existing Carl's Jr. restaurant to a Carl's Jr./Green Burrito restaurant, the additional equipment necessary to offer the Green Burrito menu is added to the Carl's Jr. restaurant, as well as new menu boards and new signage, both inside and outside, indicating the offering of both brands. In most cases, changes to the seating area or other parts of the physical structure of the restaurant are unnecessary.

         The Company's agreement with GB Foods initially provided for the conversion of 140 Carl's Jr. restaurants to Carl's Jr./Green Burrito dual-brand restaurants by July 2000. The original agreement was modified in February 1997 to provide for the conversion of a minimum of 60 restaurants per year to dual-brand locations for each of the next four years. The Company is required to pay an initial franchise fee for each store opened and remit royalties on Green Burrito food sales to GB Foods. At the end of fiscal 1996, the Company elected to sub-franchise, and recently began offering the Carl's Jr./Green Burrito dual-brand to its franchise community. There are currently five franchised Carl's Jr. restaurants that have been converted to the Carl's Jr./Green Burrito concept. The Company will receive a portion of the fee for each franchise conversion and royalties from its franchisees' Green Burrito food sales.

         Franchised and Licensed Operations. The Company's franchise strategy is designed to further the development of the Carl's Jr. chain and reduce the total capital required of the Company for development of new Carl's Jr. restaurants. Franchise arrangements with Carl's Jr. franchisees, who operate in Arizona, California, Hawaii, Nevada, Oregon and Utah, generally provide for initial fees and continuing royalty payments to the Company based upon a percentage of sales. Additionally, most franchisees purchase food, paper and other supplies from the Company. Franchisees may also be obligated to remit lease payments for the use of Company-owned or leased restaurant facilities and to pay related occupancy costs, which include maintenance, insurance and property taxes. The Company also plans to continue to pursue non-traditional franchise development opportunities through innovative formats, including gasoline stations, convenience stores and institutional food service outlets.

         The Company's franchising philosophy is such that only candidates with appropriate experience are considered for the program. Specific net worth and liquidity requirements must also be satisfied. Area development agreements generally require franchisees to open a specified number of Carl's Jr. restaurants in a designated geographic area within a specified time period.

         As of January 27, 1997, 258 Carl's Jr. restaurants were operated by the Company's franchisees and licensees. The majority of the Company's franchisees own more than one restaurant, with 13 franchisees owning seven or more restaurants. The Company presently anticipates that its franchisees and licensees will open up to 15 new Carl's Jr. restaurants during fiscal 1998.

         To expand the Carl's Jr. presence internationally, the Company entered into nine exclusive licensing agreements that allow the Carl's Jr. licensees to use the Carl's Jr. name and trademarks and provide for initial fees and continuing royalties based upon a percent of sales. In May 1995, the Company entered into a joint venture agreement with its Malaysia-based licensee that provides for the development of Carl's Jr. restaurants in the Pacific Rim. As of January 27, 1997, there were 30 licensed restaurants in operation, most of which are located in Mexico and the Pacific Rim. Royalties from the Company's licensing agreements were not material in fiscal 1997, 1996 or 1995.

         Carl's Jr. Restaurant Locations. The following table sets forth the locations of Company-operated and franchised and licensed Carl's Jr. restaurants as of January 27, 1997:

                                                                                          FRANCHISED
                                                                                             OR
                                                                      COMPANY-OPERATED     LICENSED            TOTAL
                                                                      ----------------     --------            -----
California  . . . . . . . . . . . . . . . . . . . . . . . . . . .          399               157                556
Arizona   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11                27                 38
Nevada    . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                27                 27
Oregon    . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3                15                 18
Washington  . . . . . . . . . . . . . . . . . . . . . . . . . . .            2                --                  2
Hawaii    . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                 1                  1
Utah      . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                 1                  1
                                                                         -----             -----              -----
         Total United States  . . . . . . . . . . . . . . . . . .          415               228                643
                                                                         -----             -----              -----
International . . . . . . . . . . . . . . . . . . . . . . . . . .           --                30                 30
                                                                         -----             -----              -----
         Total  . . . . . . . . . . . . . . . . . . . . . . . . .          415               258                673
                                                                         =====             =====              =====



TACO BUENO

         Casa Bonita Incorporated ("Casa Bonita"), which was acquired by the Company in October 1996, currently owns and operates 107 Taco Bueno quick-service Mexican restaurants located in Texas and Oklahoma. Taco Bueno seeks to differentiate itself from its principal competitors by offering a broad menu featuring generous portions of freshly prepared food items. In addition to typical quick-service Mexican offerings, such as burritos, tacos, tostadas and combination meals, Taco Bueno features a number of signature menu items such as fresh salads and Mexican platters. Taco Bueno's Mexican platters include taco and burrito platters, beef and chicken taco salads and nacho platters, each of which are accompanied by rice, beans, freshly prepared guacamole and chips. The restaurants also feature a salsa bar that includes sliced jalapenos, diced onions and freshly prepared pico de gallo and hot sauce.

         Taco Bueno restaurants generally feature a "Santa Fe/Pueblo" architecture and exterior decor, which is designed to increase visibility and consumer recognition, and generally range in size from 2,400 square feet to 3,200 square feet. Restaurant interiors include wooden tables and chairs, booth seating, stucco walls, warm colors and a southwestern theme, all of which are intended to create a distinctive atmosphere. The Company is also in the process of enhancing the Taco Bueno brand image with new signage and menu boards and is considering a more extensive remodeling program.

         The Company's strategy with respect to its Taco Bueno concept is to increase its market share and competitive presence in existing markets. The Company believes that the growing popularity of Mexican food and the relatively few national or regional Mexican quick-service restaurant chains provide a significant opportunity to expand the Taco Bueno concept within its core markets in the areas of Dallas/Ft. Worth, Tulsa and Oklahoma City and to enter into new markets. The Company is evaluating opening additional Taco Bueno restaurants in its existing markets during fiscal 1998. The Company may franchise the Taco Bueno concept and is considering dual-branding certain of its Taco Bueno restaurants with other quick-service restaurant concepts.


INVESTMENTS IN OTHER RESTAURANT CONCEPTS

         The Company seeks to enhance its growth and expansion through the selective acquisitions of, or investments in, other restaurant concepts. The following is a brief description of the Company's investments in other restaurant concepts:

         Checkers Drive-In Restaurants, Inc. ("Checkers"). Checkers operates and franchises the Checkers Drive-In Restaurants double drive-thru quick-service hamburger restaurant concept. As of December 30, 1996, there were 478 Checkers restaurants operating in 23 states, of which 232 were operated by Checkers and 246 were operated by franchisees.

         During fiscal 1997, the Company, together with a group of investors, including certain related parties, purchased and subsequently restructured $35.8 million of aggregate principal amount of Checkers 13.0% senior secured debt, due on July 31, 1999. The Company paid $12.9 million for $13.2 million, or 36.75% share of the debt and also contributed $0.5 million as part of a $2.5 million revolving line of credit to Checkers, of which a combined total of $10.1 million remained due from Checkers as of January 27, 1997. In connection with the restructuring, the Company received warrants to purchase 7,350,423 shares of Checkers common stock at an exercise price of $0.75 per share (the "Checkers Warrants").

         Subsequent to January 27, 1997, the Company purchased 6,162,299 shares of Checkers common stock at $1.14 per share and 61,636 shares of Checkers Series A preferred stock at $114.00 per share for an aggregate purchase price of $14.1 million in connection with a private placement of Checkers' securities to the Company and other investors, including certain related parties. The shares of Checkers common stock acquired by the Company represent approximately 10% of Checkers' outstanding shares. The shares of Series A preferred stock acquired by the Company are convertible into an aggregate of 6,162,299 additional shares of common stock; provided, however, that such conversion is subject to the approval of Checkers' stockholders at its next annual meeting. Assuming full exercise of the Checkers Warrants and the conversion of all of the Series A preferred stock into Checkers common stock, the Company would beneficially own approximately 22% of Checkers' outstanding shares. See Note 6 of Notes to Consolidated Financial Statements.

         Rally's Hamburgers, Inc. ("Rally's"). Rally's operates and franchises the Rally's Hamburgers double drive-thru quick-service hamburger restaurant concept. As of February 24, 1997, there were 471 Rally's restaurants operating in 19 states, of which 214 were owned and operated by Rally's, 230 were operated by its franchisees and 27 were owned by Rally's but were operated as Rally's restaurants by the Company. The Company and Rally's entered into an operating agreement, effective in July 1996, pursuant to which the Company began operating 28 Rally's-owned restaurants located in California and Arizona. Pursuant to the terms of the operating agreement, Rally's retains ownership of the assets of such restaurants and receives a percentage of the restaurants' sales. One of the Rally's restaurants operated by the Company has been converted into a Carl's

Jr. "Jr." restaurant, which offers a limited Carl's Jr. menu in a double drive-thru and walk-up service format. The Company is considering the conversion of more of these Rally's restaurants to Carl's Jr. "Jr." restaurants. The Company's results of operations include the revenue and expenses of these 28 restaurants commencing July 2, 1996.

         As of January 27, 1997, the Company's investment in Rally's was $7.9 million, representing an approximate 18% ownership interest. In addition, the Company has the right to acquire an additional 2% ownership interest in Rally's upon exercise of 775,488 warrants to purchase Rally's common stock at $2.25 per share that were acquired pursuant to the Company's participation in Rally's rights offering and 750,000 warrants to purchase Rally's common stock at $4.375 per share that were issued to the Company in December 1996. See Note 6 of Notes to Consolidated Financial Statements.

         On March 25, 1997, Checkers and Rally's agreed in principle to a merger transaction, pursuant to which Rally's would be acquired by Checkers. The agreement contemplates that each share of Rally's common stock will be converted into three shares of Checkers common stock. Consummation of the Rally's - Checkers merger is subject to negotiation of definitive agreements, the receipt of fairness opinions and stockholder and other required approvals, as well as other customary conditions.

         Summit Family Restaurants Inc. ("Summit"). Summit, which was acquired by the Company in July 1996, operates three restaurant concepts: JB's Restaurant, a family dining chain of 73 Company-operated and 22 franchised restaurants; 16 HomeTown Buffet restaurants, which are operated by Summit as a franchisee of HomeTown Buffet, Inc.; and six Galaxy Diners, a "50's style" casual theme restaurant. Since the Summit acquisition, the Company has determined that its principal focus is on the quick-service segment of the restaurant industry as opposed to the family-dining segment in which Summit operates. As such, the Company is considering selling or otherwise disposing all of or a portion of Summit. Since completing the acquisition of Summit, the Company has eliminated a substantial portion of Summit's corporate staff, resulting in reduced general and administrative expenses. In addition, the Company has closed five JB's Restaurants. Summit's results of operations have not been material to the Company's overall operating performance since the date of acquisition. See Note 2 of Notes to Consolidated Financial Statements.

     Boston Market. The Company continues to hold an interest in Boston West, L.L.C. ("Boston West"), which acquired the Company's Boston Market restaurant assets and operations in fiscal 1995 and is developing Boston Markets in designated markets in California under an area development agreement with Boston Chicken, Inc. ("BCI"), the franchisor of the Boston Market restaurant concept. As of January 27, 1997, Boston West operated 84 Boston Market stores located in southern California. The Company's investment in Boston West as of January 27, 1997 and January 29, 1996 was $22.3 million and $19.8 million, respectively, which is recorded at cost and approximates the estimated fair value of the Company's common and preferred equity units in Boston West. See
Note 6 of Notes to Consolidated Financial Statements.


SOURCES OF RAW MATERIALS

     The Company's ability to maintain consistent quality depends in part upon its ability to acquire and distribute food products, restaurant equipment, signs, fixtures and supplies from reliable sources in accordance with Company specifications. The Company, its franchisees and its licensees have not experienced any material shortages of these items that the Company purchases from numerous independent suppliers. Alternate sources of these items are generally available.

TRADEMARKS AND SERVICE MARKS

     The Company owns numerous trademarks and service marks. The Company has registered many of those marks, including Carl's Jr.(R), the Happy Star(R) logo, Taco Bueno(R) and proprietary names for a number of the Carl's Jr. and Taco Bueno menu items, with the United States Patent and Trademark Office. The Company believes that its trademarks and service marks have significant value and play an important role in its marketing efforts.


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

     The Company does not carry significant amounts of inventory, experience material returns of merchandise, or generally provide extended payment terms to its franchisees or licensees. Cash from operations, along with cash and cash equivalents, and a combination of proceeds from its revolving credit facility and borrowings from other banks or financial institutions should enable the Company to meet its financing requirements.


GOVERNMENT REGULATION

         Each Company-operated and franchised restaurant must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. In addition, these restaurants also must comply with federal and state environmental regulations, but those regulations have not had a material effect on the restaurants' operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay and sometimes prevent development of new restaurants and remodeling of existing restaurants in particular locations.

         The Company is also subject to federal and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards, including limitations on the ability of franchisors to terminate franchisees and alter franchise arrangements, to the relationship between franchisor and franchisee. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

         The Company and its franchisees must comply with the Fair Labor Standards Act and various federal and state laws governing employment matters, such as minimum wages, overtime and other working conditions and citizenship requirements. Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws and accordingly, increases in the minimum wage increase the Company's labor cost.

COMPETITION

         The food service industry is intensely competitive with respect to the quality and value of food products offered, concept, service, price, dining experience and location. The Company primarily competes with major restaurant chains, some of which dominate the quick-service restaurant industry, and also competes with a variety of other take-out food service companies and fast-food restaurants. Certain of the major quick-service restaurant chains have increasingly offered selected food items and combination meals at discounted prices. In recent years, the Company's restaurant sales were adversely affected by aggressive promotions and price reductions by its competitors. The Company also faces competition from other quick-service operators, retail chains, other companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of the Company's expansion plans.


RESEARCH AND DEVELOPMENT

         The Company maintains a test kitchen for its Carl's Jr. operations at its headquarters in which new products and production concepts are developed on an ongoing basis. In addition, the Company is currently testing a number of dual-concepts which include the sale of other branded products from within the Company's Carl's Jr. and Taco Bueno restaurants. While these efforts are critical to the Company, amounts expended for these activities are not considered material. There are no customer-sponsored research and development activities.


ENVIRONMENTAL MATTERS

         Compliance with federal, state and local environmental provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment did not have a material effect on capital expenditures, earnings or the competitive position of the Company in fiscal 1997. The Company cannot predict the effect on its operations from possible future legislation or regulation.


EMPLOYEES

         As of January 27, 1997, the Company employed approximately 19,400 persons, of whom approximately 18,000 were hourly restaurant, distribution or clerical employees and the remainder were managerial, salaried employees engaged in administrative and supervisory capacities. A majority of the hourly employees are employed on a part-time basis to provide service necessary during peak periods of restaurant operations. None of the Company's employees are currently covered by a collective bargaining agreement. The Company has never experienced a work stoppage attributable to labor disputes and believes its employee relations are good.


CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

         The Company wishes to caution readers that the forward-looking statements contained in this Form 10-K under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Company. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is filing the following cautionary statements identifying important factors that in some cases have affected, and in the future could cause, the Company's actual results to differ materially from those expressed in any such forward-looking statements.

     In addition to factors discussed in this Form 10-K, among the other factors that could cause the Company's results to differ materially are: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; quality of management; availability, terms, and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions and construction schedules and risks that sales growth resulting from the Company's current and future remodeling and dual-branding of restaurants can be sustained at the current levels experienced.

         The Company and its franchisees are pursuing an aggressive growth strategy. There can be no assurance that the Company or its franchisees will achieve growth objectives or that new restaurants will be profitable. The success of the Company's planned expansion will be dependent upon numerous factors, many of which are beyond the Company's control, including the identification of suitable markets, the availability and leasing or purchase of suitable sites on acceptable terms, the hiring, training and retention of qualified management and other restaurant personnel, the ability to obtain necessary governmental permits and approvals, the availability of appropriate financing and general economic conditions.

         In addition to the recent acquisitions of Casa Bonita and Summit, the Company has had preliminary acquisition discussions with, and has evaluated the potential acquisition of, other companies over the last few years. As part of its growth strategy, the Company will continue to consider acquiring, or making investments in, other companies in the food service industry that the Company believes may complement or expand its existing business. Acquisitions involve a number of special risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets, if any, and the potential loss of key employees. In addition, the Company's acquisition strategy includes the identification of companies or properties that are viewed as underperforming by the Company. This element of the Company's strategy may increase the risks involved with the Company's acquisitions. There can be no assurance that any such acquisition or investment will enhance the Company's business.

         As of January 27, 1997, the Company's investment in Boston West was $22.3 million, which is recorded at cost and approximates the estimated fair value of the Company's common and preferred equity units in Boston West. Boston West has incurred significant operating losses and there can be no assurance that the franchisor, BCI, will continue its support. As of January 27, 1997, the Company's investment in Rally's was $7.9 million. Rally's reported a net loss of $46.9 million for its fiscal year ended December 31, 1995 and net income of $2.0 million (including an extraordinary gain, net of tax, of $5.3 million from the early extinguishment of debt) for its fiscal year ended December 29, 1996. Subsequent to January 27, 1997, the Company purchased an ownership interest in Checkers, and as of February 20, 1997, the Company's investment in Checkers was $14.1 million. Checkers reported net losses of $33.2 million and $46.4 million for its fiscal years ended January 1, 1996 and December 30, 1996, respectively. There can also be no assurance that the fair values of the Company's investments in Boston West, Rally's or Checkers will continue to support their recorded carrying values. See Note 6 of Notes to Consolidated Financial Statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

         NAME                          AGE                          POSITION
         ----                          ---                          --------
William P. Foley II                     52         Chairman of the Board and Chief Executive Officer
C. Thomas Thompson                      47         President and Chief Operating Officer
Rory J. Murphy                          49         Executive Vice President, Restaurant Operations
Carl A. Strunk                          58         Executive Vice President, Chief Financial Officer
Andrew F. Puzder                        46         Executive Vice President, General Counsel
Robert E. Wheaton                       44         Executive Vice President
Loren C. Pannier                        55         Senior Vice President, Investor Relations

         William P. Foley II became Chief Executive Officer in October 1994, Chairman of the Board of Directors in March 1994, and has served as a director since December 1993. Since 1981, Mr. Foley has been Chairman of the Board, President (until January 1995) and Chief Executive Officer of Fidelity National Financial, Inc. ("Fidelity"), a company engaged in title insurance and related services. Mr. Foley is also a member of the Boards of Directors of Micro General Corporation, Rally's and Checkers.

         C. Thomas Thompson was appointed President and Chief Operating Officer in October 1994. Mr. Thompson has been a franchisee of the Company since 1984, and currently operates 15 Carl's Jr. restaurants in the San Francisco Bay Area. Mr. Thompson has more than 20 years of experience in the restaurant industry. He previously held positions with Jack-in-the-Box and Pacific Fresh Restaurants, a full-service restaurant chain in the Bay Area.

         Rory J. Murphy was appointed Executive Vice President, Restaurant Operations in June 1996, and had served as Senior Vice President, Restaurant Operations from February 1993 until June 1996. Mr. Murphy has been employed by the Company in various positions for 18 years.

         Carl A. Strunk was appointed Executive Vice President, Chief Financial Officer in February 1997. Mr. Strunk also serves as Executive Vice President, Chief Financial Officer for Fidelity and has been with Fidelity since 1992. Mr. Strunk previously served as President of Land Resources Corporation from 1986 to 1991. Mr. Strunk is a certified public accountant and is also a member of the Board of Directors of Micro General Corporation and Pac Rim Holding Corporation.

         Andrew F. Puzder became Executive Vice President, General Counsel in February 1997. Mr. Puzder also serves as Executive Vice President, General Counsel for Fidelity. Mr. Puzder has been with Fidelity since January 1995. From March 1994 to December 1994, he was a partner with the law firm of Stradling, Yocca, Carlson & Rauth. Prior to that, he was a partner with the law firm of Lewis, D'Amato, Brisbois & Bisgard, from September 1991 through March 1994, and he was a partner of the Stolar Partnership from February 1984 through September 1991.

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

         Loren C. Pannier was appointed Senior Vice President, Investor Relations in September 1996 and served as Senior Vice President, Purchasing/Distribution from January 1996 to September 1996. Mr. Pannier also served as Chief Financial Officer of the Company from 1980 to May 1995. Mr. Pannier has been a Senior Vice President since 1980, and he has been employed by the Company for 25 years.

ITEM 2. PROPERTIES

     Substantially all of the restaurants operated by the Company are located on properties that are leased from others. In addition, the Company leases and subleases certain properties to its franchisees. The terms of the Company's leases or subleases generally range between three and 35 years and expire at various dates through 2035. The expiration of these leases is not expected to have a material impact on the Company's operations in any particular year as the expiration dates are staggered over a number of years and many of the leases contain renewal options.

     The Company's corporate headquarters and primary distribution center, located in Anaheim, California, are leased and contain approximately 78,000 and 102,000 square feet, respectively. The Manteca, California distribution facility has 42,000 square feet and is owned by the Company.


ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time the subject of complaints, threat letters or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees and franchisees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CKR". As of March 31, 1997, there were approximately 1,800 record holders of the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite
Tape:

                                                                                   HIGH             LOW
                                                                                   ----             ---
      FISCAL 1996
        First Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 5.42            $ 4.25
        Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .        7.50              4.92
        Third Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . .       10.58              7.83
        Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .       11.92              9.58
      FISCAL 1997
        First Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . .      $16.08            $ 9.92
        Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .       18.67             13.67
        Third Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . .       22.83             15.42
        Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .       24.00             19.08

         The foregoing prices have been adjusted to give retroactive effect to a three-for-two stock split of the Company's Common Stock, which was completed on January 22, 1997 in the form of a stock dividend. No equity securities of CKE were sold by the Company during the fiscal year ended January 27, 1997 that were not registered under the Securities Act of 1933, as amended.

         The Company has followed a policy of paying semi-annual cash dividends, at the annual rate of $0.05 per share (adjusted to give retroactive effect to the stock split), in each of the last three fiscal years. On March 27, 1997, the Company's Board of Directors increased the semi-annual dividend rate to $0.04 per share and declared a $0.04 cash dividend, which is payable on April 25, 1997 to holders of record on April 4, 1997. Continued payment of dividends on the Company's common stock will depend upon the Company's operating results, business requirements and financial condition, and such other factors that the Company's Board of Directors considers relevant. The Company's credit facility imposes restrictions on the Company's ability to pay dividends or other distributions on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Per share data has been retroactively adjusted for stock splits since the Company's inception.

                            SELECTED FINANCIAL DATA
      (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND RESTAURANT DATA)

                                                                  FISCAL YEAR ENDED OR AS OF JANUARY 31, (1)
                                                  -----------------------------------------------------------------
                                                    1997(2)           1996       1995          1994(3)       1993
                                                  ---------        ---------   ---------     ---------    ---------
CONSOLIDATED STATEMENTS OF INCOME DATA:
 Total revenues   . . . . . . . . . . . . . .     $ 614,080        $ 465,437   $ 443,747     $ 463,494    $ 505,390
 Operating income   . . . . . . . . . . . . .        42,000           25,735       8,602        10,508       (7,266)
 Interest expense   . . . . . . . . . . . . .         9,877           10,004       9,202        10,387       13,630
 Net income (loss)  . . . . . . . . . . . . .        22,302           10,952       1,264         3,665       (5,507)
 Net income (loss) per common and common
    equivalent share (4)  . . . . . . . . . .     $    0.73        $    0.39   $    0.05     $    0.13    $   (0.20)
 Cash dividends paid per common share   . . .     $    0.05        $    0.05   $    0.05     $    0.05    $    0.05
 Common and common equivalent
    shares used in computing per share
    amounts (000)   . . . . . . . . . . . . .        30,414           28,019      28,076        27,851       27,051

CARL'S JR. RESTAURANT OPERATING DATA (5):
 System-wide restaurant revenues:
    Company-operated restaurants  . . . . . .     $ 443,304        $ 389,214   $ 364,278     $ 384,859    $ 417,268
    Franchised and licensed restaurants   . .       204,700          193,984     201,170       209,214      202,109
                                                  ---------        ---------   ---------     ---------    ---------
       Total system-wide revenues . . . . . .     $ 648,004        $ 583,198   $ 565,448     $ 594,073    $ 619,377
                                                  =========        =========   ---------     =========    =========

 Restaurants open (at end of fiscal year):
    Company-operated  . . . . . . . . . . . .           415              394         383           376          379
    Franchised and licensed   . . . . . . . .           258              273         277           272          263
                                                  ---------        ---------   ---------     ---------    ---------
       Total  . . . . . . . . . . . . . . . .           673              667         660           648          642
                                                  =========        =========   =========     =========    =========

 Average annual sales per Company-
    operated restaurant (6)   . . . . . . . .     $   1,114        $   1,006   $     966     $     992    $   1,070

 Percentage increase (decrease) in
    comparable Company-operated
    restaurant sales (7)  . . . . . . . . . .          10.7%             4.4%       (3.8)%        (6.5)%       (5.6)%

CONSOLIDATED BALANCE SHEET DATA:
 Total assets   . . . . . . . . . . . . . . .     $ 401,217        $ 246,759   $ 244,361     $ 242,135    $ 268,924
 Total debt, including current portion  . . .        87,412           82,874      81,618        79,861      111,879
 Stockholders' equity   . . . . . . . . . . .     $ 214,804        $ 101,189   $  88,474     $  92,076    $  84,732

(1) The Company's fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31.
(2) Fiscal 1997 includes results of operations of Rally's from and after July 2, 1996, Summit from and after July 15, 1996 and Casa Bonita from and after October 1, 1996. See Note (5) below. Share and per share data was also affected during fiscal 1997 by a public offering of 4,312,500 shares of common stock, completed in November 1996.
(3)  Fiscal 1994 includes 53 weeks.
(4) Net income (loss) per common and common equivalent share in fiscal 1994 and 1993 is net of a cumulative effect of a change in accounting principle of $(0.03) and $(0.09) per share, respectively.
(5) Includes Carl's Jr. restaurant operating data only. Restaurant revenues from Company-operated restaurants exclude revenues of $10.1 million, $57.3 million and $26.1 million, of revenues from the Company's Rally's, Summit and Casa Bonita operations, respectively, in fiscal 1997. Also excludes revenues of $4.3 million and $5.8 million in fiscal 1996 and 1995, respectively, from Boston Market stores which are no longer operated by the Company. See Note 6 of Notes to Consolidated Financial Statements.
(6)  Calculated on a 52- or 53-week trailing basis for all years presented.
(7) Includes only Carl's Jr. restaurants open throughout the full years being compared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements and related notes and "Selected Financial Data" included elsewhere in this Form 10-K.


                                    OVERVIEW

         The Company owns, operates, franchises and licenses the Carl's Jr. quick-service restaurant concept, which is the seventh largest quick-service hamburger restaurant chain in the United States. As of January 27, 1997, the Carl's Jr. system included 673 restaurants, of which 415 were operated by the Company and 258 were operated by the Company's franchisees and licensees. The Carl's Jr. restaurants are located in the western United States, predominantly in California, and in Mexico and the Pacific Rim. Primarily as a result of recent acquisitions, the Company also operates and franchises a total of 257 other restaurants, including 107 Taco Bueno quick-service Mexican food restaurants located in Texas and Oklahoma.

         Background. The first Carl's Jr. restaurant was opened in 1956 by Carl
N. Karcher, the Company's founder, in Anaheim, California. After an extended period of growth, the Company made certain strategic decisions and experienced operational difficulties in the early 1990s which adversely impacted the Company's sales and profitability. In response to the introduction of value pricing by its quick-service restaurant competitors, the Company reduced prices and initiated an extensive value-priced menu advertising campaign. Beginning in October 1994, the Company hired a new management team that began implementing a variety of strategic and operational programs designed to revitalize the Carl's Jr. brand and improve financial results. These programs included, among others, a renewed focus on offering superior products, the elimination of most value-priced menu items, a new advertising campaign, a dual-branding program with The Green Burrito and the commencement of a remodeling program for Carl's Jr. restaurants. As a result of these strategies, together with the Company's successful efforts to reduce expenses at both the corporate and operating levels, the Company experienced significant improvements in sales and operating results in fiscal 1996 and fiscal 1997. The Company is continuing to implement its dual-branding and remodeling programs and to focus on reducing expenses, and believes it will continue to benefit from such activities in the future.

         Image Enhancement and Dual-Branding Programs. During fiscal 1996, the Company commenced its image enhancement program, aimed at remodeling and revitalizing its Carl's Jr. restaurants. As of January 27, 1997, the Company had remodeled over half of its Carl's Jr. restaurants and plans to complete the remodeling of substantially all of its Company-operated Carl's Jr. restaurants by the end of fiscal 1998. The cost of remodeling ranges from $100,000 to $140,000 for each location. The Company also initiated its Green Burrito dual-branding program during fiscal 1996. As of January 27, 1997, the Company had converted 59 Company-operated Carl's Jr. restaurants to Carl's Jr./Green Burrito dual-brand locations and the Company plans to convert 60 additional restaurants during fiscal 1998. During fiscal 1997 post-conversion revenues in the 59 Company-operated restaurants converted to Carl's Jr./Green Burrito dual-brand restaurants (including restaurants converted during the year) were approximately 25% higher than same-store sales in the comparable prior year period. The Company incurs approximately $40,000 to $50,000 in equipment and signage costs in converting its Carl Jr. restaurants into dual-brand restaurants. At the time of the conversions of Carl's Jr. restaurants to Carl's Jr./Green Burrito dual-brand restaurants, the Company intends to remodel such restaurants as described above. See "Business -- Carl's Jr. -- Green Burrito Development Agreement."

         Restaurant Performance. For the trailing 52-week period ended January 27, 1997, the Company's average annual sales per Company-operated Carl's Jr. restaurant was $1,114,000. For fiscal 1997, Company-operated Carl's Jr. restaurants generated restaurant-level margins of 21.9%. The Company believes its Company-operated Carl's Jr. restaurants generate strong restaurant-level margins and per-store average sales that are among the highest of the major quick-service hamburger restaurant chains.

         General. The Company's revenues are derived primarily from sales by Company-operated restaurants and revenues from franchisees, including franchise and royalty fees, rentals under real property leases and sales of food and packaging products. Restaurant operating expenses consist primarily of food and packaging costs, payroll and other employee benefits and occupancy and other operating expenses of Company-operated restaurants. Operating costs of the Company's franchised and licensed restaurants include the cost of food and packaging products sold to the Company's franchisees and licensees and lease payments on properties subleased to the Company's franchisees. Other operating expenses, including advertising expenses and general and administrative expenses, relate to Company-operated restaurants as well as franchisee and licensee operations. The Company's revenues and expenses are directly affected by the number and sales volumes of Company-operated restaurants and, to a lesser extent, franchised and licensed restaurants.

         Approximately 78% of the Company's fiscal 1997 revenues from franchised and licensed restaurants were derived from sales of food and packaging products through the Company's distribution operations to its Carl's Jr. franchisees and licensees. The Company's distribution operations support both Company-operated and franchised Carl's Jr. restaurants by maintaining system-wide product quality and consistency and by utilizing volume buying power which the Company believes lowers the costs of food and paper products.


                             RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of income for the years indicated:

                                                                                      FISCAL YEAR ENDED JANUARY 31,
                                                                                  -----------------------------------
                                                                                  1997(1)         1996          1995
                                                                                  ------         ------        ------
Revenues:
   Company-operated restaurants   . . . . . . . . . . . . . . . . . . . . .         87.4%          84.5%         83.4%
   Franchised and licensed restaurants  . . . . . . . . . . . . . . . . . .         12.6           15.5          16.6
                                                                                  ------         ------        ------
     Total revenues   . . . . . . . . . . . . . . . . . . . . . . . . . . .        100.0%         100.0%        100.0%
                                                                                  ======         ======        ======
Operating costs and expenses:
   Restaurants operations(2):
     Food and packaging   . . . . . . . . . . . . . . . . . . . . . . . . .         31.2%          30.8%         30.3%
     Payroll and other employee benefits  . . . . . . . . . . . . . . . . .         27.9           27.9          30.3
     Occupancy and other operating expenses   . . . . . . . . . . . . . . .         21.0           20.9          22.2
                                                                                  ------         ------        ------
                                                                                    80.1           79.6          82.8
   Franchised and licensed restaurants(3)   . . . . . . . . . . . . . . . .         93.2           95.7          94.8
   Advertising expenses(2)  . . . . . . . . . . . . . . . . . . . . . . . .          5.3            5.1           5.4
   General and administrative expenses  . . . . . . . . . . . . . . . . . .          6.8            8.1           8.7
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6.8            5.5           1.9
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1.6)          (2.1)         (2.1)
Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0.8            0.5           0.7
                                                                                  ------         ------        ------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . .          6.0            3.9           0.5
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2.4            1.5           0.2
                                                                                  ------         ------        ------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3.6%           2.4%          0.3%
                                                                                  ======         ======        ======

(1) Fiscal 1997 includes results of operations of Rally's from and after July 2, 1996, Summit from and after July 15, 1996 and Casa Bonita from and after October 1, 1996.
(2) As a percentage of revenues from Company-operated restaurants.
(3) As a percentage of revenues from franchised and licensed restaurants.


REVENUES

         Company-operated Restaurants. Revenues from Company-operated restaurants, comprised mainly of sales from Carl's Jr. restaurants, increased $143.3 million or 36.4% to $536.8 million in fiscal 1997 as compared with $393.5 million in fiscal 1996. Carl's Jr. revenues for fiscal 1997 accounted for sales increases of $54.1 million, while revenues from the Company's Rally's, Summit and Casa Bonita restaurant concepts accounted for $10.1 million, $57.3 million and $26.1 million of revenues from Company-operated restaurants, respectively, in fiscal 1997. Fiscal 1996 revenues included approximately $4.3 million from the Company's Boston Market operations. On a same-store sales basis, the Company's Carl's Jr. sales, which are calculated using only restaurants open for the full years being compared, increased 10.7% as compared with a 4.4% increase a year ago. This marks the second consecutive yearly increase in same-store sales and the highest same-store sales reported by the Company's Carl's Jr. chain in nearly a decade. Per store averages in Company-operated Carl's Jr. restaurants continued to increase in fiscal 1997 and reached $1,114,000 on a 13-period rolling basis, an increase of $108,000 over the prior year and the highest per store average attained since fiscal 1991. The increase in revenues from Company-operated Carl's Jr. restaurants is primarily the result of the continued momentum in the Company's various sales enhancement programs that were implemented in fiscal 1996. These programs include the image enhancement of its restaurants through a chain-wide remodeling program, the continuation of its conversion of existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants and the continued focus on promoting great tasting new and existing food products through increased innovative advertising. An increase in the number of Company-operated restaurants operating in fiscal 1997 as compared with the prior year also contributed to the increase in revenues from Company-operated Carl's Jr. restaurants.

         Revenues from Company-operated restaurants totaled $393.5 million in fiscal 1996, an increase of $23.4 million, or 6.3%, as compared with fiscal 1995. This increase was primarily the result of the sales enhancement programs that were implemented in fiscal 1996. Also contributing to the rise in revenues were higher average sales and transaction counts per restaurants and an increase in the number of Carl's Jr. restaurants in operation in fiscal 1996 as compared with 1995. The 4.4% increase in same-store sales in fiscal 1996 over fiscal 1995 was the first yearly increase in same-store sales experienced by the Company in six years.

         Franchised and Licensed Restaurants. Revenues from franchised and licensed restaurants for fiscal 1997 increased 7.4% to $77.3 million over fiscal 1996, while fiscal 1996 revenues decreased $1.8 million, or 2.4%, as compared with fiscal 1995. The fiscal 1997 increase is largely due to increased royalties from, and food purchases by, franchisees as a result of higher sales volume at franchised Carl's Jr. restaurants, partially offset by a decrease in the number of franchised and licensed Carl's Jr. restaurants operating as compared with the prior year. The decrease in 1996 was largely due to lower prices of food and other products supplied to franchisees by the Company, which were passed along to franchisees, along with a slight decrease in the number of franchised Carl's Jr. restaurants in operation in fiscal 1996 as compared with fiscal 1995.

OPERATING COSTS AND EXPENSES

         Company-operated Restaurants. Restaurant-level margins of the Company's restaurant operations decreased 0.6% in fiscal 1997 to 19.9% as compared with fiscal 1996, primarily reflecting the impact of higher operating costs from Summit's family-style restaurant concepts since the date of acquisition. The family-style restaurant segment of the restaurant industry typically has lower margins than the quick-service segment of the industry, mainly due to increased labor and food costs. Excluding the $1.3 million effect of the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," during the first quarter of fiscal 1997, the Company's restaurant-level margins for the fiscal year would have been 20.1%.

         While the Company's consolidated restaurant-level margins decreased in fiscal 1997, the Company's efforts to reduce the restaurant-level cost structure of its Carl's Jr. restaurants, which began in fiscal 1994, have resulted in significant improvement in the Company's Carl's Jr. restaurant-level margins. These margins, as a percentage of revenues from Company-operated Carl's Jr. restaurants, were 21.9%, 20.6%, and 17.6% in fiscal 1997, 1996, and 1995, respectively. These improved results in the Company's Carl's Jr. restaurant-level operating margins in fiscal 1997 reflect the Company's continued commitment to improve the cost structure of its Carl's Jr. restaurants, particularly in the areas of improving labor productivity and reducing workers' compensation claims and losses. The 3.0% restaurant-level margin improvement in fiscal 1996 was primarily attributable to material declines in payroll and other employee benefit costs.

         The Company's Carl's Jr. food and packaging costs have remained relatively consistent at 31.0%, 30.7% and 30.1% of revenues from Company-operated Carl's Jr. restaurants for fiscal 1997, 1996 and 1995, respectively. During fiscal 1997 and 1996, food costs increased marginally due to increased pressure from commodities prices and a change in the mix of products sold to higher food cost products, such as the Big Bacon Star which was introduced in the first quarter of fiscal 1997, the Guacamole Bacon Cheeseburger which was introduced in the fourth quarter of fiscal 1997, the Crispy Chicken Sandwiches which were introduced during the third quarter of fiscal 1996, and the Famous Star, which is offered at participating restaurants at $0.99 and is currently the Company's only value-priced product.

         Carl's Jr. payroll and other employee benefit costs, as a percentage of revenues from Company-operated Carl's Jr. restaurants, declined 1.4% in fiscal 1997 to 26.5% and decreased 2.3% in fiscal 1996 to 27.9%. These significant reductions in payroll and other employee benefit costs were achieved despite the October 1, 1996 increase in the federal minimum wage. The cost reductions came primarily as a result of labor productivity programs implemented during fiscal 1996 to further decrease costs and improve direct labor efficiencies. Moreover, the Company added new safety and other programs in fiscal 1994, which, coupled with changes in state regulations, have resulted in a decrease in work-related injuries and reduced the Company's worker's compensation claims and losses during fiscal 1997 and 1996.

         Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Recent legislation increasing the federal minimum wage as of October 1, 1996 has resulted in higher labor costs to the Company and its franchisees. An additional increase in the federal minimum wage will become effective in September 1997. Further, as a result of recent California state legislation, the state minimum wage in California was increased in March 1997. The Company anticipates that increases in the minimum wage may be offset through pricing and other cost control efforts; however, there can be no assurance that the Company or its franchisees will be able to pass such additional costs on to customers in whole or in part.

         Occupancy and other operating expenses for the Company's Carl's Jr. restaurant chain, as a percentage of revenues from Company-operated Carl's Jr. restaurants, were 20.6%, 20.8% and 22.2% in fiscal 1997, 1996 and 1995, respectively. The decreases in fiscal 1997 and 1996 were largely due to the Company's efforts to maintain costs at the prior fiscal year levels, which included reducing utility costs through the installation of energy-efficient lighting during fiscal 1996. Further, since these items are generally fixed in nature, they decrease as a percentage of Company-operated restaurant revenues as revenues increase.

         Franchised and Licensed Restaurants. Franchised and licensed restaurant costs have followed a similar trend over the past three fiscal years to the revenues from franchised and licensed restaurants. These costs increased 4.6% in fiscal 1997 to $72.0 million while fiscal 1996 costs decreased $1.0 million, or 1.5%, to $68.8 million. The overall increase in fiscal 1997 is primarily due to increased food purchases by Carl's Jr. franchisees, partially offset by a decrease in the number of franchised and licensed restaurants in operation in fiscal 1997 as compared with the prior year. The fiscal 1996 decrease was primarily attributable to the decrease in the number of franchised restaurants in operation.

         Advertising Expenses. Advertising expenses have become increasingly important in the current competitive environment and, accordingly, the Company increased the dollars spent on advertising by $8.4 million to $28.3 million in fiscal 1997 as compared with fiscal 1996, while keeping advertising expenses as a percentage of revenues from Company-operated restaurants relatively consistent with the prior fiscal years. In fiscal 1997, the Company spent more on advertising production and increased the number of weeks on electronic media as compared with the prior fiscal year. During fiscal 1996, a new advertising agency was appointed to assist the Company in redirecting its Carl's Jr. marketing programs and restoring its reputation of offering superior quality products. An innovative new advertising campaign was introduced in May 1995 and the Company has seen seven consecutive quarterly increases in same-store sales in Company-operated Carl's Jr. restaurants as compared with the corresponding quarters of the prior year since the start of the campaign.

         General and Administrative Expenses. General and administrative expenses in fiscal 1997 increased $3.8 million to $41.6 million, or 6.8% of total revenues. However, as a percentage of total revenues, these expenses decreased 1.3% as compared to the prior fiscal year, reflecting the economies of scale the Company is achieving by collapsing certain costs from acquired businesses into the Company's existing infrastructure. The increase in general and administrative expenses in fiscal 1997 is primarily the result of recording incentive compensation accruals for regional restaurant management and selected corporate employees as a result of improved restaurant operating performance. Also contributing to the increase were increased amortization expense and various corporate legal expenses. In fiscal 1996, general and administrative expenses amounted to $37.9 million, or 8.1% of sales, a decrease of $0.9 million, or 2.4% from fiscal 1995. During fiscal 1996, the Company benefited, through reduced payroll and employee benefit costs, from various reorganizations and headcount reductions that occurred both in fiscal 1996 and prior years. Also contributing to the decrease in general and administrative expenses in fiscal 1996 was the formation in April 1995 of Boston West, whereby this entity assumed the operations of all of the Company's existing Boston Market stores and agreed to fulfill the Company's remaining obligations under its area development agreement with BCI. See Note 6 of Notes to Consolidated Financial Statements.

         Interest Expense. Interest expense for fiscal 1997 decreased 1.3% to $9.9 million as compared with the prior year as a result of lower levels of borrowings outstanding during fiscal 1997, the prepayment of certain indebtedness early in the year and lower interest rates. Interest expense for fiscal 1996 increased 8.7% to $10.0 million, primarily as a result of higher levels of borrowings and higher interest rates in fiscal 1996 as compared with fiscal 1995.

         Other Income, Net. Other income, net, is primarily comprised of investment income, interest on notes and leases receivable, gains and losses on sales of restaurants and income and loss from long-term investments. Other income, net, increased $2.4 million from fiscal 1996, primarily due to an increase in investment income as a result of increased cash levels on hand during fiscal 1997 and gain on the sale of restaurants in fiscal 1997 as compared with a loss in the prior year. These fiscal 1997 increases in other income, net, were partially offset by a decrease in interest income on notes receivable due to the sale of certain of its franchise notes receivable in fiscal 1996. In addition, included in fiscal 1996 was a $1.6 million decrease in the Company's Boston Market investment which resulted from the Company recording its pro-rata share of the losses from Boston West. Other income, net, decreased 25.9% to $2.2 million in fiscal 1996, largely due to decreases in investment income resulting from lower investment levels as compared with fiscal 1995.


                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased $16.4 million to $39.8 million in fiscal 1997. Total cash provided by the Company's consolidated operations increased $25.4 million to $63.2 million which was primarily due to increased revenues and increased gross margins from its Carl's Jr. restaurants.

         Consolidated investing activities required the Company to use $114.9 million in cash to fund capital additions of $47.9 million, to complete the acquisitions of certain franchised restaurants, Summit and Casa Bonita, net of cash acquired, of $61.5 million, and to fund the Company's purchase of its long-term investment in Rally's of approximately $7.9 million and note receivable from Checkers of approximately $13.4 million. Cash outflows from investment activities were partially offset by cash proceeds of $17.1 million as a result of the sale of the Company's marketable securities portfolio and property and equipment and from the collection on and sale of notes receivable, related party receivables and leases receivable.

         Financing activities provided the Company with $68.1 million primarily as a result of cash proceeds of $77.6 million from the Company's common stock offering. See Note 11 to Notes of Consolidated Financial Statements. The increase in new borrowings of $76.8 million were primarily used to fund the acquisition of Casa

Bonita and to replace an existing $20.0 million term loan. Cash proceeds from the common stock offering, along with cash flows from operations and cash proceeds from the exercise of the Company's common stock options, were used to reduce the Company's long-term debt by approximately $86.3 million. Repayments of long-term debt included the repayment of the credit facility which was used to fund the Casa Bonita acquisition, the repayment of the existing $20.0 million term loan and the early repayment of indebtedness of $6.5 million. The Company also used cash to reduce capital lease obligations by $3.8 million and to pay dividends of $1.5 million.

         Effective August 12, 1996, the Company entered into a new credit agreement with a group of financial institutions. Under the terms of the credit agreement, the Company borrowed the principal amount of $20.0 million under a five-year, fully amortizing term loan, the proceeds of which were used to repay existing indebtedness. The credit agreement also provides the Company with (i) a revolving credit facility for working capital and other general corporate purposes, under the terms of which the Company may borrow from time to time up to $30.0 million (including a letter of credit subfacility of up to $20.0 million), and (ii) a revolving credit facility for the purpose of financing investments in and acquisitions of other companies, under the terms of which the Company may borrow from time to time up to $25.0 million. The amounts advanced, if any, to the Company and remaining outstanding under the revolving acquisition facility will convert after two years into a three-year, fully amortizing loan. The Company's revolving credit facility matures on July 31, 2001. As of January 27, 1997, no borrowings remained outstanding under this credit facility.

         The credit agreement also includes customary affirmative and negative covenants which, among other things, restrict the Company's ability to (i) incur or create indebtedness on or with respect to its properties, (ii) incur additional indebtedness, (iii) merge or consolidate with other entities, (iv) sell assets and (v) declare or pay dividends or repurchase shares of capital stock, subject in each of the foregoing cases to certain exceptions. In addition, the credit agreement requires the Company to maintain certain specified financial ratios and operating results. As of fiscal year end, the Company is in compliance with all of its covenants governing its credit facility.

         During the fourth quarter of fiscal 1997, the Company issued 4.3 million shares of its common stock at a public offering price of $19.08 per share (adjusted for the stock split). See Note 11 of Notes to Consolidated Financial Statements. Proceeds from the offering, net of underwriting discounts and commissions and other related expenses, were $77.6 million and were used primarily to repay indebtedness.

         The Company's primary source of liquidity is its revenues from Company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new Carl's Jr. and Taco Bueno restaurants, the remodeling of existing restaurants, and the conversion of certain restaurants to the Carl's Jr./Green Burrito dual-brand concept. The Company plans to open up to 30 new Carl's Jr. restaurants and is evaluating opening additional new Taco Bueno restaurants in its existing markets during fiscal 1998. During fiscal 1998, the Company also expects to continue to remodel the remaining Company-operated Carl's Jr. restaurants and to convert up to 60 Carl's Jr. locations into Carl's Jr./Green Burrito units.

         The Company believes cash generated from its various restaurant concept operations, cash and cash equivalents as of January 27, 1997 and amounts available under the Company's revolving credit facility, will be sufficient to satisfy the Company's capital spending requirements for at least the next 12 months. If those sources of capital are insufficient to satisfy the Company's capital spending and working capital requirements, or if the Company determines to make any significant acquisitions of or investments in other businesses, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sales, if any, of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders.

IMPACT OF INFLATION

      Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company's operations. Historically, the Company has been able to pass any associated higher costs due to these inflationary factors along to its customers because those factors have impacted nearly all restaurant companies. During fiscal 1997 and fiscal 1996, however, management emphasized cost controls rather than price increases, given the competitive pressure within the quick-service industry.

NEW ACCOUNTING PRONOUNCEMENTS

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for fiscal years beginning after December 15, 1996. SFAS 128 introduces and requires the presentation of "basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. Dual presentation of "diluted" earnings per share reflecting the dilutive effects of all common stock equivalents, will also be required. The diluted presentation is similar to the current presentation of fully diluted earnings per share. Management believes the adoption of SFAS 128 will not have a material impact on the Company's consolidated financial position or results of operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 27, 1997. Information concerning the current executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

       The information pertaining to executive compensation is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 27, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 27, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 27, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                            PAGE
    (A)(1)   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:                                                   NUMBER
                                                                                                           ------
             Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-1
             Consolidated Balance Sheets -- as of January 31, 1997 and 1996 . . . . . . . . . . . . . .      F-2
             Consolidated Statements of Income -- for the years ended January 31, 1997,
                1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-3
             Consolidated Statements of Stockholders' Equity -- for the years ended January 31, 1997,
                1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-4
             Consolidated Statements of Cash Flows -- for the years ended January 31, 1997,
                1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-5
             Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .      F-6

    (A)(2)   INDEX TO FINANCIAL STATEMENT SCHEDULES:
             All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

    (A)(3)   EXHIBITS:
             An "Exhibit Index" has been filed as a part of this Form 10-K beginning on page E-1 hereof and is incorporated herein by reference.

    (B)      CURRENT REPORTS ON FORM 8-K:
             None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CKE RESTAURANTS, INC.

                                       By /s/ WILLIAM P. FOLEY II
                                         --------------------------------------
                                              William P. Foley II
                                              Chairman of the Board and
                                              Chief Executive Officer

                                       Date:  April 11, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                      TITLE                        DATE
         ---------                      -----                        ----

/s/  WILLIAM P. FOLEY II        Chairman of the Board and         April 11, 1997
---------------------------     Chief Executive Officer
     William P. Foley II     (Principal Executive Officer)



/s/  CARL A. STRUNK             Executive Vice President,         April 11, 1997
---------------------------      Chief Financial Officer
     Carl A. Strunk             (Principal Financial and
                                   Accounting Officer)


/s/                                   Director                    April   , 1997
---------------------------
     Byron Allumbaugh


/s/  PETER CHURM                      Director                    April 11, 1997
---------------------------
     Peter Churm


/s/  CARL L. KARCHER                  Director                    April 11, 1997
---------------------------
     Carl L. Karcher


/s/  CARL N. KARCHER                  Director                    April 11, 1997
---------------------------
     Carl N. Karcher


/s/  DANIEL D. (Ron) LANE    Vice Chairman of the Board           April 11, 1997
---------------------------
     Daniel D. (Ron) Lane


/s/  W. HOWARD LESTER                 Director                    April 11, 1997
---------------------------
     W. Howard Lester


/s/  FRANK P. WILLEY                  Director                    April 11, 1997
---------------------------
     Frank P. Willey

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CKE Restaurants, Inc. and Subsidiaries:

         We have audited the accompanying consolidated financial statements of CKE Restaurants, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1997 in conformity with generally accepted accounting principles.





                                                           KPMG Peat Marwick LLP


Orange County, California
March 17, 1997

                             CKE RESTAURANTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  A S S E T S

January 31                                                                                1997               1996
                                                                                          ----               ----
                                                                                        (Dollars in thousands)
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .          $  39,782           $  23,429
 Marketable securities  . . . . . . . . . . . . . . . . . . . . . . . . . .                 --               2,510
 Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,942               7,295
 Related party receivables  . . . . . . . . . . . . . . . . . . . . . . . .              2,088                 977
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              9,223               6,132
 Deferred income taxes, net   . . . . . . . . . . . . . . . . . . . . . . .              7,214              10,056
 Other current assets and prepaid expenses  . . . . . . . . . . . . . . . .              6,608               5,656
                                                                                     ---------           ---------

       Total current assets . . . . . . . . . . . . . . . . . . . . . . . .             72,857              56,055

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .            205,805             119,128
Property under capital leases, net  . . . . . . . . . . . . . . . . . . . .             37,115              28,399
Long-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . .             33,218              19,814
Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              6,210               7,801
Related party receivables . . . . . . . . . . . . . . . . . . . . . . . . .              9,325                 969
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             36,687              14,593
                                                                                     ---------           ---------

                                                                                     $ 401,217           $ 246,759
                                                                                     =========           =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . .          $     735           $   8,575
 Current portion of capital lease obligations   . . . . . . . . . . . . . .              4,766               3,745
 Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             33,930              15,824
 Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .             44,463              31,756
                                                                                     ---------           ---------

       Total current liabilities  . . . . . . . . . . . . . . . . . . . . .             83,894              59,900
                                                                                     ---------           ---------

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             33,770              30,321
Capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . . .             48,141              40,233
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . .             20,608              15,116
Stockholders' equity:
 Preferred stock, $.01 par value; authorized 5,000,000 shares;
    none issued or outstanding  . . . . . . . . . . . . . . . . . . . . . .                 --                  --
 Common stock, $.01 par value; authorized 50,000,000 shares;
    issued and outstanding 33,218,751 shares
    and 28,800,211 shares   . . . . . . . . . . . . . . . . . . . . . . . .                332                 288
 Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . .            126,279              38,617
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             88,193              67,393
 Treasury stock, at cost; -0- shares and 1,005,450 shares   . . . . . . . .                 --              (5,109)
                                                                                     ---------           ---------

       Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .            214,804             101,189
                                                                                     ---------           ---------

                                                                                     $ 401,217           $ 246,759
                                                                                     =========           =========


See accompanying notes to consolidated financial statements.

                             CKE RESTAURANTS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME



Fiscal year ended January 31                                                        1997            1996          1995
                                                                                    ----            ----          ----
                                                                                 (In thousands except per share amounts)
Revenues:
 Company-operated restaurants:
    Carl's Jr.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 443,304       $ 389,214      $ 364,278
    Taco Bueno  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,146              --             --
    JB's Restaurants  . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,517              --             --
    HomeTown Buffet   . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,590              --             --
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,251           4,272          5,767
                                                                               ---------       ---------      ---------
                                                                                 536,808         393,486        370,045
                                                                               ---------       ---------      ---------
 Franchised and licensed restaurants:
    Carl's Jr.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       76,491          71,951         73,702
    JB's Restaurants  . . . . . . . . . . . . . . . . . . . . . . . . . . .          781              --             --
                                                                               ---------       ---------      ---------
                                                                                  77,272          71,951         73,702
                                                                               ---------       ---------      ---------

       Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .      614,080         465,437        443,747
                                                                               ---------       ---------      ---------

Operating costs and expenses:
 Restaurant operations:
    Food and packaging  . . . . . . . . . . . . . . . . . . . . . . . . . .      167,625         121,029        111,985
    Payroll and other employee benefits   . . . . . . . . . . . . . . . . .      149,846         109,942        112,177
    Occupancy and other operating expenses  . . . . . . . . . . . . . . . .      112,689          82,095         82,172
                                                                               ---------       ---------      ---------
                                                                                 430,160         313,066        306,334

 Franchised and licensed restaurants  . . . . . . . . . . . . . . . . . . .       71,986          68,839         69,871
 Advertising expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .       28,291          19,940         20,148
 General and administrative expenses  . . . . . . . . . . . . . . . . . . .       41,643          37,857         38,792
                                                                               ---------       ---------      ---------

       Total operating costs and expenses . . . . . . . . . . . . . . . . .      572,080         439,702        435,145
                                                                               ---------       ---------      ---------

Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,000          25,735          8,602

Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (9,877)        (10,004)        (9,202)

Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,587           2,222          2,998
                                                                               ---------       ---------      ---------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . .       36,710          17,953          2,398
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,408           7,001          1,134
                                                                               ---------       ---------      ---------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  22,302       $  10,952       $  1,264
                                                                               =========       =========      =========

Net income per common and common equivalent share . . . . . . . . . . . . .    $    0.73       $    0.39       $   0.05
                                                                               =========       =========      =========

Common and common equivalent shares
 used in computing per share amounts  . . . . . . . . . . . . . . . . . . .       30,414          28,019         28,076
                                                                               =========       =========      =========



See accompanying notes to consolidated financial statements.

                             CKE RESTAURANTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Common Stock             Treasury Stock
                             ------------------------  ------------------------   Additional                   Total
                                Number of                Number of                 Paid-In      Retained    Stockholders'
                                 Shares      Amount       Shares      Amount       Capital      Earnings       Equity
                                --------    --------     --------    --------     --------      --------      --------
                                                         (In thousands except per share amounts)
BALANCE AT
 JANUARY 31, 1994   . . . . .     28,016    $    280           --    $     --     $ 33,648      $ 58,148      $ 92,076
 Cash dividends
    ($.05 per share)  . . . .         --          --           --          --           --        (1,499)       (1,499)
 Exercise of stock options  .        251           3           --          --        1,096            --         1,099
 Tax benefit associated
    with exercise of
    stock options   . . . . .         --          --           --          --          280            --           280
 Purchase of treasury
    stock   . . . . . . . . .         --          --          885      (4,558)          --            --        (4,558)
 Net unrealized loss on
    investment securities . .         --          --           --          --           --          (188)         (188)
 Net income   . . . . . . . .         --          --           --          --           --         1,264         1,264
                                --------    --------     --------    --------     --------      --------      --------
BALANCE AT
 JANUARY 31, 1995   . . . . .     28,267         283          885      (4,558)      35,024        57,725        88,474
 Cash dividends
    ($.05 per share)  . . . .         --          --           --          --           --        (1,460)       (1,460)
 Exercise of stock options  .        533           5           --          --        2,745            --         2,750
 Tax benefit associated
    with exercise of
    stock options   . . . . .         --          --           --          --          848            --           848
 Purchase of treasury
    stock   . . . . . . . . .         --          --          120        (551)          --            --          (551)
 Net unrealized gain on
    investment securities   .         --          --           --          --           --           176           176
 Net income   . . . . . . . .         --          --           --          --           --        10,952        10,952
                                --------    --------     --------    --------     --------      --------      --------
BALANCE AT
 JANUARY 31, 1996   . . . . .     28,800         288        1,005      (5,109)      38,617        67,393       101,189
 Cash dividends
    ($.05 per share)  . . . .         --          --           --          --           --        (1,502)       (1,502)
 Exercise of stock options  .        360           4           --          --        2,226            --         2,230
 Purchase of Summit   . . . .        752           7           --          --       11,404            --        11,411
 Common stock offering, net        4,312          43           --          --       77,572            --        77,615
 Retirement of treasury
    stock   . . . . . . . . .     (1,005)        (10)      (1,005)      5,109       (5,099)           --            --
 Tax benefit associated
    with exercise of
    stock options   . . . . .         --          --           --          --        1,559            --         1,559
 Net income   . . . . . . . .         --          --           --          --           --        22,302        22,302
                                --------    --------     --------    --------     --------      --------      --------

BALANCE AT
 JANUARY 31, 1997   . . . . .     33,219    $    332           --    $     --     $126,279      $ 88,193      $214,804
                                ========    ========     ========    ========     ========      ========      ========

See accompanying notes to consolidated financial statements.

                             CKE RESTAURANTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended January 31                                                     1997            1996            1995
                                                                                 ----            ----            ----
                                                                                       (Dollars in thousands)
Net cash flows from operating activities:
 Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $22,302        $ 10,952        $  1,264
 Adjustments to reconcile net income
    to net cash provided by operating
    activities, excluding the effect
    of acquisitions:
    Noncash franchise (income) expense  . . . . . . . . . . . . . . .            (146)            209             170
    Depreciation and amortization   . . . . . . . . . . . . . . . . .          27,056          21,372          22,755
    Loss on sale of property and equipment and capital leases   . . .           1,520           1,828           2,118
    Reversal of rent subsidy reserves   . . . . . . . . . . . . . . .              --              --          (2,680)
    Income (loss) from long-term investments  . . . . . . . . . . . .            (140)          1,898              --
    Net noncash investment and dividend income  . . . . . . . . . . .          (1,117)           (851)            (25)
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . .           6,380           4,211           3,434
    Write-down of long-lived assets   . . . . . . . . . . . . . . . .           1,250              --              --
    Settlement of notes receivable  . . . . . . . . . . . . . . . . .              --          (1,292)             --
    Net change in receivables, inventories and other current assets            (5,204)         (1,757)         (4,329)
    Net change in other assets  . . . . . . . . . . . . . . . . . . .            (528)           (463)         (1,119)
    Net change in accounts payable and other current liabilities  . .          11,834           1,672            (133)
                                                                             --------        --------        --------
       Net cash provided by operating activities  . . . . . . . . . .          63,207          37,779          21,455
                                                                             --------        --------        --------

Cash flows from investing activities:
 Purchases of:
    Marketable securities   . . . . . . . . . . . . . . . . . . . . .            (760)           (921)         (3,549)
    Property and equipment  . . . . . . . . . . . . . . . . . . . . .         (47,906)        (27,148)        (40,010)
    Long-term investments   . . . . . . . . . . . . . . . . . . . . .          (7,855)         (1,670)             --
 Proceeds from sale of:
    Marketable securities and long-term investments   . . . . . . . .           5,418           1,972          15,994
    Property and equipment  . . . . . . . . . . . . . . . . . . . . .           7,816             905             110
 Increases in notes receivable and related party receivables  . . . .         (14,020)         (2,640)         (1,985)
 Collections on and sale of notes receivable, related party
    receivables and leases receivable   . . . . . . . . . . . . . . .           3,840           9,900           2,441
 Acquisitions, net of cash acquired   . . . . . . . . . . . . . . . .         (61,453)             --              --
                                                                             --------        --------        --------
       Net cash used in investing activities  . . . . . . . . . . . .        (114,920)        (19,602)        (26,999)
                                                                             --------        --------        --------

Cash flows from financing activities:
 Net proceeds from common stock offering  . . . . . . . . . . . . . .          77,614              --              --
 Net change in bank overdraft   . . . . . . . . . . . . . . . . . . .           8,355         (11,477)         10,203
 Short-term borrowings  . . . . . . . . . . . . . . . . . . . . . . .           1,200          57,060          32,806
 Repayments of short-term debt  . . . . . . . . . . . . . . . . . . .          (1,200)        (57,060)        (13,981)
 Long-term borrowings   . . . . . . . . . . . . . . . . . . . . . . .          76,808          14,573              --
 Repayments of long-term debt   . . . . . . . . . . . . . . . . . . .         (86,274)        (11,149)        (14,771)
 Repayments of capital lease obligations  . . . . . . . . . . . . . .          (3,814)         (3,129)         (2,878)
 Net change in other long-term liabilities  . . . . . . . . . . . . .          (6,910)           (327)         (3,076)
 Purchase of treasury stock   . . . . . . . . . . . . . . . . . . . .              --            (551)         (4,558)
 Payment of dividends   . . . . . . . . . . . . . . . . . . . . . . .          (1,502)         (1,460)         (1,499)
 Exercise of stock options  . . . . . . . . . . . . . . . . . . . . .           2,230           2,750           1,099
 Tax benefit associated with the exercise of stock options  . . . . .           1,559             848             280
                                                                             --------        --------        --------
       Net cash provided by (used in) financing activities  . . . . .          68,066          (9,922)          3,625
                                                                             --------        --------        --------

 Net increase (decrease) in cash and cash equivalents   . . . . . . .        $ 16,353        $  8,255        $ (1,919)
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

Description of Business

CKE Restaurants, Inc. ("CKE" and collectively with its subsidiaries, the "Company") owns, operates, franchises and licenses the Carl's Jr.
quick-service restaurant concept. As of January 31, 1997, the Carl's Jr. system included 673 restaurants, of which 415 were operated by the Company and 258 were operated by the Company's franchisees and licensees. The Carl's Jr. restaurants are located in the western United States, predominantly in California, and in Mexico and the Pacific Rim. Primarily as a result of acquisitions which occurred in fiscal 1997, the Company also operates and franchises a total of 257 other restaurants, including 107 Taco Bueno quick-service Mexican food restaurants located in Texas and Oklahoma.

Basis of Presentation and Fiscal Year

In June 1994, a plan of reorganization and merger (the "Merger") was approved by the stockholders of Carl Karcher Enterprises, Inc. ("Enterprises"), whereby Enterprises, the predecessor entity of the Company that was a publicly held corporation, and Boston Pacific, Inc. ("Boston Pacific") became wholly-owned subsidiaries of the Company, a Delaware corporation organized during fiscal 1995. In fiscal 1997, the Company made two restaurant acquisitions. Summit Family Restaurants Inc. ("Summit") was acquired in July 1996 and Casa Bonita Incorporated ("Casa Bonita") was acquired in October 1996 (see Note 2). Both Summit and Casa Bonita are wholly-owned subsidiaries of the Company.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. The Company's fiscal year is 52 or 53 weeks, ending the last Monday in January each year. Fiscal years 1997, 1996 and 1995 each included 52 weeks of operations. For clarity of presentation, the Company has described all years presented as if the fiscal year ended January 31.

Cash Equivalents

For purposes of reporting cash flows, highly liquid investments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of restaurant food items and paper supplies.

Pre-opening Costs

The Company capitalizes certain costs incurred in conjunction with the opening of new restaurants. These costs are amortized on a straight-line basis over a one-year period from the date of opening.

Deferred Financing Costs

Costs related to the issuance of debt are deferred and amortized on a straight-line basis as a component of interest expense over the terms of the respective debt issues.

Investment in Joint Ventures

In fiscal 1994, the Company entered into a joint venture agreement with a Mexican company to operate a Carl's Jr. restaurant in Baja California. The Company owns a 50% interest in this joint venture. In fiscal 1996, the Company entered into another joint venture agreement, in which the Company owns a 30% interest, with one of its licensees to operate 130 Carl's Jr. restaurants in 16 Asian countries over the next five years. Both joint venture agreements, which are accounted for by the equity method, are not considered material to the Company's consolidated financial statements.

Restaurant Operating Agreement

The Company and Rally's Hamburgers, Inc. ("Rally's") entered into an operating agreement, effective in July 1996, whereby the Company began operating 28 Rally's-owned restaurants located in California and Arizona. Rally's retains ownership of the restaurants' assets and receives a percentage of the restaurants' sales. One of the Rally's restaurants operated by the Company has been converted into a Carl's Jr. "Jr." restaurant, which offers a limited Carl's Jr. menu in a double drive-thru and walk-up service format. The Company is considering the conversion of more of these Rally's restaurants to Carl's Jr. "Jr." restaurants. The Company's results of operations include the revenue and expenses of these 28 restaurants from July 2, 1996.

Property and Equipment

Property and equipment are recorded at cost, less depreciation and amortization. Depreciation is computed using the straight-line method based on the assets' estimated useful lives, which range from three to forty years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the related lease terms.

Impairment of Long-Lived Assets

In fiscal 1997 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires the assessment of certain long-lived assets for possible impairment when events or circumstances indicate their carrying amounts may not be recoverable. Losses are recognized when the carrying value of these assets exceeds the total estimated undiscounted cash flows expected to be generated over the assets' estimated life. The Company adopted SFAS 121 in the first quarter of fiscal 1997 and recorded a $1.3 million noncash pretax charge, equivalent to $0.03 per share, to restaurant operations to adjust the carrying value of those assets identified as impaired.

The cost in excess of net assets acquired is amortized on a straight-line basis, principally over 40 years. The Company periodically reviews the cost in excess of net assets acquired in accordance with SFAS 121. Accumulated amortization of cost in excess of net assets acquired was $2.6 million and $1.7 million at January 31, 1997 and 1996, respectively.

Advertising

Production costs of commercials and programming are charged to operations in the fiscal year first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the fiscal year incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, income tax assets and liabilities are recognized using enacted tax rates for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A change in tax rates is recognized in income in the period that includes the enactment date.

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

Share and Per Share Restatement

On December 19, 1996, the Company declared a three-for-two stock split, payable in the form of a stock dividend, to shareholders of record on January 2, 1997, distributed on January 22, 1997.

All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the consolidated financial statements and notes to consolidated financial statements have been retroactively adjusted to reflect the stock split.

Earnings per Share

Earnings per share is computed based on the weighted average number of common shares outstanding during the year, after consideration of the dilutive effect of outstanding stock options. For all years presented, primary earnings per share approximate fully diluted earnings per share.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with the fiscal 1997 presentation.


NOTE 2 -- ACQUISITIONS

On July 15, 1996, the Company acquired Summit, which was accounted for as a purchase. Summit has restaurant operations in nine western states, including 73 Company-operated and 22 franchised JB's Restaurants, 16 HomeTown Buffet restaurants and six Galaxy Diner restaurants. In connection with the acquisition, each of the 4,809,446 outstanding shares of Summit common stock was converted into the right to receive 0.15645 shares of the Company's common stock (and cash in lieu of fractional shares) and cash in the amount of $2.63. Accordingly, the aggregate number of shares of common stock of the Company issued in the acquisition was 752,082. The source of funds for the cash portion of the consideration was cash on hand and borrowings under the Company's then existing revolving credit facility.

On October 1, 1996, the Company acquired Casa Bonita. Casa Bonita operates 107 Taco Bueno restaurants located in Texas and Oklahoma in addition to two Casa Bonita Restaurants and three Crystal's Pizza and Spaghetti Restaurants. All three of the Crystals were closed subsequent to the fiscal year end. The acquisition was completed by CBI Restaurants, Inc. ("CBI"), a newly-formed corporation in which the Company originally held an 80% equity interest. CBI paid $42.0 million in cash, which was financed by short-term loans of $9.0 million from the Company, $8.0 million from Fidelity National Financial, Inc. ("Fidelity"), and $5.0 million from Giant Group, Ltd. ("Giant"). The balance of the purchase price, $20.0 million, was financed through the Company's investment of $16.0 million in cash for an 80% equity interest in CBI and Fidelity's investment of $4.0 million in cash for the remaining 20% equity interest in CBI. The Company's investment in CBI was funded out of borrowings under the Company's revolving acquisition facility. The acquisition of CBI was accounted for as a purchase.

On December 3, 1996, the Company purchased Fidelity's 20% equity interest in CBI for $4.5 million, giving the Company 100.0% ownership of CBI and Casa Bonita. CBI also repaid the short-term loans of $8.0 million to Fidelity and $5.0 million to Giant. The purchase of Fidelity's equity interest and the repayment of short-term loans was provided by the net proceeds of the Company's common stock offering (see Note 11).

The assets acquired, including the cost in excess of net assets acquired, and liabilities assumed in the acquisitions of Summit and Casa Bonita are as follows:

(Dollars in thousands)                                                                 Summit        Casa Bonita
                                                                                      --------       -----------
Tangible assets acquired at fair value  . . . . . . . . . . . . . . . . . . . . .     $ 59,772          $ 40,672
Costs in excess of net assets acquired  . . . . . . . . . . . . . . . . . . . . .           --             9,860
Liabilities assumed at fair value . . . . . . . . . . . . . . . . . . . . . . . .      (30,716)           (8,532)
                                                                                      --------          --------
 Total purchase price   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 29,056          $ 42,000
                                                                                      ========          ========

Selected unaudited pro forma combined results of operations for the years ended January 31, 1997 and 1996, assuming the Summit and Casa Bonita acquisitions occurred on February 1, 1996 and 1995, using actual restaurant-level margins and general and administrative expenses prior to the acquisition of each entity, are presented as follows:

 (Dollars in thousands, except per share amounts)                                     1997              1996
                                                                                      ----              ----

Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  747,586        $  666,797
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   22,319        $   11,026
Net income per common and common equivalent share . . . . . . . . . . . . . . .    $     0.72        $     0.38

Since the Summit acquisition, the Company has determined that its principal focus is on the quick-service segment of the restaurant industry as opposed to the family-dining segment in which Summit operates. As such, the Company is considering selling or otherwise disposing of all of or a portion of Summit. However, the Company has not entered into any agreements providing for any such transaction and there can be no assurance that the Company will be able to sell or otherwise dispose of such assets for a financial gain, on favorable terms, or at all.


NOTE 3 -- ACCOUNTS RECEIVABLE

Details of accounts receivable are as follows:

(Dollars in thousands)                                                                   1997              1996
                                                                                         ----              ----
Accounts receivable:
 Trade receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $5,982            $3,232
 Notes receivable, current  . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,022               594
 Income tax receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          714             3,231
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          224               238
                                                                                       -------           -------
                                                                                        $7,942            $7,295
                                                                                       =======           =======

NOTE 4 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                     Estimated
(Dollars in thousands)                                             Useful Life            1997              1996
                                                                   -----------            ----              ----
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . .                          $  50,487         $  27,891
Leasehold improvements  . . . . . . . . . . . . . . . . . .         4-25 years         109,508            80,883
Buildings and improvements  . . . . . . . . . . . . . . . .         7-40 years          99,245            34,476
Equipment, furniture and fixtures . . . . . . . . . . . . .         3-10 years         192,336           128,670
                                                                                      --------          --------

                                                                                       451,576           271,920

Less: Accumulated depreciation and amortization . . . . . .                            245,771           152,792
                                                                                      --------          --------

                                                                                      $205,805          $119,128
                                                                                      ========          ========


NOTE 5 -- LEASES

The Company occupies land and buildings under terms of numerous lease agreements expiring on various dates through 2035. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of sales in excess of specified levels, are often stipulated. Most of these leases obligate the Company to pay costs of maintenance, insurance and property taxes.

Property under capital leases is comprised of the following:

(Dollars in thousands)                                                  1997            1996
                                                                        ----            ----
Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 85,850        $ 64,186
Less: Accumulated amortization  . . . . . . . . . . . . . . . . .       48,735          35,787
                                                                      --------        --------

                                                                      $ 37,115        $ 28,399
                                                                      ========        ========

Amortization is calculated on the straight-line basis over the shorter of the respective lease terms or the estimated useful lives of the related assets.

Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 31, 1997 are as follows:

(Dollars in thousands)                                                 Capital       Operating
                                                                       -------       ---------
Fiscal Year
 1998   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 10,448       $  37,456
 1999   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,128          36,268
 2000   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,545          34,052
 2001   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,017          31,280
 2002   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,537          29,211
 Thereafter   . . . . . . . . . . . . . . . . . . . . . . . . . .       43,231         216,677
                                                                      --------        --------

Total minimum lease payments  . . . . . . . . . . . . . . . . . .     $ 90,906        $384,944
                                                                                      ========

Less: Amount representing interest  . . . . . . . . . . . . . . .       37,999
                                                                      --------

Present value of minimum lease payments . . . . . . . . . . . . .       52,907
Less: Current portion . . . . . . . . . . . . . . . . . . . . . .        4,766
                                                                      --------

Capital lease obligations, excluding current portion  . . . . . .     $ 48,141
                                                                      ========

Total minimum lease payments have not been reduced by minimum sublease rentals of $42.5 million due in the future under certain operating subleases.

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

(Dollars in thousands)                                                    1997            1996
                                                                          ----            ----
Net minimum lease payments receivable . . . . . . . . . . . . . .     $  6,680        $  9,887
Less: Unearned income . . . . . . . . . . . . . . . . . . . . . .        2,721           5,135
                                                                      --------        --------

Net investment  . . . . . . . . . . . . . . . . . . . . . . . . .     $  3,959        $  4,752
                                                                      ========        ========

Minimum future rentals to be received as of January 31, 1997 are as follows:

                                                                       Capital       Operating
                                                                     Leases or          Lessor
(Dollars in thousands)                                               Subleases          Leases
                                                                     ---------          ------

Fiscal Year:
 1998   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    647        $    258
 1999   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          652             260
 2000   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          651             260
 2001   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          644             260
 2002   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          649             261
 Thereafter   . . . . . . . . . . . . . . . . . . . . . . . . . .        3,437           1,768
                                                                      --------        --------

Total minimum future rentals  . . . . . . . . . . . . . . . . . .     $  6,680        $  3,067
                                                                      ========        ========

Total minimum future rentals do not include contingent rentals which may be received under certain leases.

The Company's investment in land under operating leases was $1.6 million and $1.8 million at January 31, 1997 and 1996, respectively.

Aggregate rents under noncancelable operating leases during fiscal 1997, 1996 and 1995 are as follows:

(Dollars in thousands)                                                   1997           1996          1995
                                                                         ----           ----          ----
Minimum rentals . . . . . . . . . . . . . . . . . . . . . . . . .      $ 33,597       $ 29,225      $ 29,173
Contingent rentals  . . . . . . . . . . . . . . . . . . . . . . .         1,937         1,384          1,459
Less: Sublease rentals  . . . . . . . . . . . . . . . . . . . . .         5,644         5,058          5,029
                                                                       --------       --------      --------

                                                                       $ 29,890       $ 25,551      $ 25,603
                                                                       ========       ========      ========

NOTE 6 -- LONG-TERM INVESTMENTS

Checkers Drive-In Restaurants, Inc.

On November 14, 1996, the Company, together with a group of investors purchased $35.8 million of aggregate principal amount of Checkers Drive-In Restaurants, Inc. ("Checkers") 13.75% senior secured debt, due on July 31, 1998. The aggregate purchase price for this senior secured debt was $35.1 million. In addition to the Company, the investors included KCC Delaware, a wholly-owned subsidiary of Giant, Fidelity, The Travelers Indemnity Company ("Travelers") and certain affiliated individual investors. The Company paid $12.9 million in cash for $13.2 million, or 36.75% share of the debt.

On November 22, 1996, the investors restructured Checkers' indebtedness under its existing credit agreement. Pursuant to the restructuring, the term of the credit agreement was extended by one year until July 31, 1999 and the fixed interest rate on such indebtedness was reduced to 13.0%. The investors modified certain financial covenants and the timing and amount of principal payments due under the credit agreement. In connection with the restructuring, the Company received warrants to purchase 7,350,423 shares of Checkers common stock at an exercise price of $0.75 per share ("the Checkers Warrants"). The Company recorded the difference between the fair market value of Checkers' common stock and the exercise price of the Checkers Warrants on the date of grant as a reduction, or discount, to the note receivable from Checkers. This discount is amortized on a straight-line basis into interest income over the life of the note. The Company, KCC Delaware and Travelers also provided a $2.5 million short-term revolving line of credit to Checkers, of which the Company contributed $0.5 million. As of January 31, 1997, the Company's note receivable from Checkers, including the revolving line of credit advance and related discount, was $10.1 million and is included in related party receivables.

Subsequent to the fiscal year end, on February 19, 1997, the Company purchased 6,162,299 shares of Checkers common stock at $1.14 per share and 61,636 shares of Checkers Series A preferred stock at $114.00 per share for an aggregate purchase price of $14.1 million in connection with a private placement of Checkers' securities to the Company and other investors, including certain related parties. Registration rights with respect to the common stock will commence one year from the date of purchase. The shares of Checkers common stock acquired by the Company represent approximately 10% of Checkers' outstanding shares. The shares of Series A preferred stock acquired by the Company are convertible into an aggregate of 6,162,299 additional shares of common stock; provided, however, that such conversion is subject to the approval of Checkers' stockholders at its next annual meeting. If Checkers stockholders fail to approve the common stock provisions of the Series A preferred stock, cash dividends will accrue at a rate of 14.5% six months from the date of issuance and quarterly thereafter. Assuming full exercise of the Checkers Warrants and the conversion of all of the Series A preferred stock into Checkers common stock, the Company would beneficially own approximately 22% of Checkers' outstanding shares.

In connection with the private placement of securities, Checkers repaid $8.0 million of the senior secured debt and paid in full the $2.5 million revolving line of credit. As a result, as of February 20, 1997, the Company's note receivable from Checkers, net of the related discount, was $6.7 million.

Rally's Hamburgers, Inc.

On April 20, 1996, the Company purchased from Giant, in settlement of certain litigation, 2,350,432 shares of Rally's common stock for $4.1 million, representing approximately 15% of Rally's outstanding shares. In connection with this settlement, the Company also received options to purchase Rally's common stock from Giant over the next two years.

Effective August 31, 1996, the Company participated in Rally's rights offering, pursuant to which the Company received one right for each of the 2,350,432 shares of Rally's common stock the Company already owned. In accordance with the terms of the rights offering, holders of rights were entitled to purchase one unit for each 3.25 rights surrendered for a cash payment of $2.25 per unit. Each unit consists of one share of Rally's common stock and one warrant to purchase an additional share of Rally's common stock upon payment of a $2.25 exercise price. The Company contributed approximately $1.7 million in cash and acquired 775,488 shares of Rally's common stock in connection with the rights offering, with warrants to acquire another 775,488 shares.

Additionally, on November 29, 1996, the Company elected to exercise 626,607 options to purchase common stock of Rally's from Giant for a total of approximately $1.9 million.

On December 20, 1996, Rally's issued the Company warrants to purchase 750,000 restricted shares of Rally's common stock at an exercise price of $4.375 per share. The warrants have a three year term and are not exercisable until December 20, 1997.

As of January 31, 1997, the Company's investment in Rally's was $7.9 million, representing an approximate 18% ownership interest of Rally's. In addition, the Company has the right to acquire an additional 2% ownership interest upon exercise of all the warrants.

On March 25, 1997, Checkers and Rally's agreed in principle to a merger transaction, pursuant to which Rally's would be acquired by Checkers. The agreement contemplates that each share of Rally's common stock will be converted into three shares of Checkers common stock. Consummation of the Rally's - Checkers merger is subject to negotiation of definitive agreements, the receipt of fairness opinions and stockholder and other required approvals, as well as other customary conditions.

Boston Market

In January 1994, the Company acquired from Boston Chicken, Inc. ("BCI") the rights to develop, own and operate up to 300 Boston Market stores throughout designated markets in California. Boston Pacific was formed during fiscal 1995 to conduct the Company's Boston Market franchise operations.

In April 1995, the Company's overall strategic plans were revised and the Company determined that its available cash should be used to fund the expansion and image enhancement of its Carl's Jr. restaurants. As such, management determined it would opt for a more passive investment role and eliminate its control and significant influence in the Boston Market concept. The Company formed a new privately owned company, Boston West, LLC ("Boston West") which assumed the operations of all of the Company's 25 existing Boston Market stores and agreed to fulfill the Company's remaining obligation to develop an additional 175 Boston Market stores under its January 1994 area development agreement with BCI. In connection with this transaction, the Company received preferred units and all the outstanding common equity units in Boston West, for a cost of approximately $19.7 million and $620,000, respectively, in exchange for a majority of its existing Boston Market restaurant assets.

On May 30, 1995, Boston West issued an additional $2.5 million of common equity units to an independent investor group in return for cash and certain notes receivable, which are secured by $1.2 million of Boston West common equity units. As of this date, the Company ceased consolidating the operations of Boston West into its financial statements and commenced realizing a pro-rata share of the losses of Boston West.

On September 12, 1995, Boston West formally agreed to repurchase one half of the Company's outstanding common equity units in Boston West, at a purchase price of $10.00 per unit, or $310,000. As of this date, the Company began accounting for its interest in Boston West under the cost method of accounting for investments.

The Company is entitled to receive dividends on its preferred units at rates ranging from 8.6% to 9.0%. The dividends earned through June 1997 will be paid in cash upon conversion of the Company's preferred units into common equity units. In addition, this transaction provided for the leasing of approximately $12.0 million of equipment and real property retained by the Company to Boston West at current market rates. An affiliate of BCI has an option to purchase all the equipment and real property leased by the Company to Boston West. In fiscal 1997, the Company received $2.5 million in cash and $2.5 million in additional preferred units in exchange for real property that the Company was leasing to Boston West. In addition, pursuant to this agreement, the Company has an option to co-fund, along with BCI loan proceeds, the capital requirements of Boston West up to a maximum of $15.0 million, of which the Company funded approximately $1.7 million in fiscal 1996 through the purchase of additional preferred units. In March 1996, the Company's Board of Directors elected to cease participation in the option to co-fund the capital requirements of Boston West. With the amounts co-funded to date, the Company's interest in Boston West may be increased to up to approximately 32% upon conversion of the preferred units.

As of January 31, 1997 and 1996, the Company's total long-term investment in Boston West was $22.3 million and $19.8 million, respectively, which approximates fair value. The Company's estimate of fair value of its long-term investment was based on a number of factors including the discounted future cash flows of Boston West and the present value of expected future preferred dividend distributions. A total of 84 Boston Market stores were opened under the area development agreement with BCI as of fiscal 1997.


NOTE 7 -- OTHER ASSETS

Other assets are comprised of the following:

(Dollars in thousands)                                                                          1997             1996
                                                                                                ----             ----
 Costs in excess of net assets acquired, net  . . . . . . . . . . . . . . . . . . . . .       $ 24,363         $  8,215
 Leases receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,735            4,515
 Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,589            1,863
                                                                                              --------         --------

                                                                                              $ 36,687         $ 14,593
                                                                                              ========         ========


NOTE 8 -- OTHER CURRENT LIABILITIES

Other current liabilities are comprised of the following:

(Dollars in thousands)                                                                           1997             1996
                                                                                                 ----             ----
Salaries, wages and other benefits  . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 13,849         $  8,564
State sales taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,685            5,881
Self-insured workers' compensation reserve  . . . . . . . . . . . . . . . . . . . . . .          6,781            6,854
Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,403            4,351
Other self-insurance reserves . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,103            1,328
Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,642            4,778
                                                                                              --------         --------

                                                                                              $ 44,463         $ 31,756
                                                                                              ========         ========

NOTE 9 -- LONG-TERM DEBT

Long-term debt is comprised of the following:

(Dollars in thousands)                                                                            1997             1996
                                                                                                  ----             ----
 Secured notes payable, principal payments in varying amounts monthly beginning September 1997 through July 2017, interest
    based on LIBOR plus 2.0% through July 31, 1997 and 2.75% thereafter   . . . . . . .        $20,000      $        --
 Secured note payable, principal payments in specified amounts
    monthly through 2001, interest at 8.17%   . . . . . . . . . . . . . . . . . . . . .          5,111            5,398
 Industrial Revenue Bonds, payable in 1999, variable interest
    rate averaging 3.4% in fiscal 1997  . . . . . . . . . . . . . . . . . . . . . . . .          3,600            3,600
 Unsecured note payable to bank, principal payments in specified amounts
    quarterly through 1998, interest based on the bank prime rate plus 0.25%  . . . . .             --           22,750
 Secured note payable, principal payments in specified amounts annually
    through 2000, interest at 13.5%   . . . . . . . . . . . . . . . . . . . . . . . . .             --            3,993
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,794            3,155
                                                                                              --------         --------

                                                                                                34,505           38,896

 Less: Current portion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            735            8,575
                                                                                              --------         --------

                                                                                              $ 33,770         $ 30,321
                                                                                              ========         ========

Effective August 12, 1996, the Company entered into a new credit agreement with a group of financial institutions. Under the terms of the credit agreement, the Company borrowed the principal amount of $20.0 million under a five-year, fully amortizing term loan, the proceeds of which were used to repay existing indebtedness. The credit agreement also provides the Company with (i) a revolving credit facility for working capital and other general corporate purposes, under the terms of which the Company may borrow from time to time up to $30.0 million (including a letter of credit subfacility of up to $20.0 million), and (ii) a revolving credit facility for the purpose of financing investments in and acquisitions of other companies, under the terms of which the Company may borrow from time to time up to $25.0 million. The Company borrowed $25.0 million under this revolving credit facility in connection with the acquisition of Casa Bonita on October 1, 1996 (see Note 2), the total of which, together with the outstanding principal amount of the term loan was paid in full with the net proceeds of the Company's common stock offering (see Note
11). The amounts advanced, if any, to the Company and remaining outstanding under the revolving acquisition facility will convert after two years into a three-year, fully amortizing loan. Both of the foregoing revolving credit facilities mature on July 31, 2001. As of January 31, 1997, no borrowings were outstanding under its credit facility.

The credit agreement also includes customary affirmative and negative covenants which, among other things, restrict the Company's ability to (i) incur or create indebtedness on or with respect to its properties, (ii) incur additional indebtedness, (iii) merge or consolidate with other entities, (iv) sell assets and (v) declare or pay dividends or repurchase shares of capital stock, subject in each of the foregoing cases to certain exceptions. In addition, the credit agreement requires the Company to maintain certain specified financial ratios and operating results. As of fiscal year end, the Company was in compliance with all of its covenants governing its credit facility.

Secured notes payable are collateralized by certain restaurant property deeds of trust, with a carrying value of $36.1 million as of January 31, 1997.

Long-term debt matures in fiscal years ending after January 31, 1997 as follows:

(Dollars in thousands)

Fiscal Year:
 1998   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    735
 1999   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,073
 2000   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,769
 2001   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,130
 2002   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           848
 Thereafter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,950
                                                                                             --------

                                                                                              $34,505
                                                                                             ========


NOTE 10 -- OTHER LONG-TERM LIABILITIES

Other long-term liabilities consists of the following:

(Dollars in thousands)                                                                           1997            1996
                                                                                                 ----            ----
Self-insured workers' compensation reserve  . . . . . . . . . . . . . . . . . . . . .         $  7,283         $  6,784
Exit costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,263            5,274
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,062            3,058
                                                                                              --------         --------

                                                                                              $ 20,608         $ 15,116
                                                                                              ========         ========

The Company presently self-insures for group insurance, workers' compensation and fire and comprehensive protection on most equipment and certain other assets. A total of $14.1 million and $13.6 million was accrued as of January 31, 1997 and 1996, respectively, representing the current and long-term portions of the net present value of an independent actuarial valuation of the Company's workers' compensation claims. These amounts are net of a discount of $2.0 million in both fiscal 1997 and 1996.

In prior years, the Company initiated programs to dispose of or franchise its Arizona and Texas operations. As of January 31, 1997 and 1996, $6.0 million and $6.7 million, respectively, were accrued for these reserves, including the current portion. These balances were mainly comprised of estimated lease subsidies, $2.7 million of which were reduced in connection with the reacquisition of several Carl's Jr. franchised restaurants from a related party during fiscal 1995 (see Note 13). These lease subsidies represent the net present value of the excess of future lease payments over estimated sublease income. The remaining unamortized discount to present value these lease subsidies at January 31, 1997 was $4.5 million and will be amortized to operations over the remaining sublease terms, which range up to 18 years.


NOTE 11 -- STOCKHOLDERS' EQUITY

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

In July 1994, the Board of Directors authorized the repurchase of up to three million shares of the Company's common stock. A total of 1,005,450 shares of stock were repurchased to date, which includes the purchase of 93,750 shares in fiscal 1995 from the Chairman Emeritus at the then market price of $6.09 per share. The balance of these shares were purchased in a series of open market transactions, at an average price of approximately $4.99 per share, for an aggregate purchase price of approximately $4.5 million. On October 28, 1996, the Board of Directors of the Company retired 1,005,450 shares of the Company's common stock which were previously held as treasury stock.

During the fourth quarter of fiscal 1997, the Company issued 4,312,500 shares of its common stock at a public offering price of $19.08 per share. Proceeds from the offering, net of underwriting discounts and commissions and other related expenses, were $77.6 million. The net proceeds were used to reduce the Company's existing indebtedness and for working capital and other general corporate purposes, including the Company's investments in Checkers and additional investments in Rally's (see Note 6).


NOTE 12 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information on the Company's financial instruments:

(Dollars in thousands)                                                       1997                          1996
                                                                    -----------------------        ---------------------
                                                                                  ESTIMATED                    Estimated
                                                                    CARRYING           FAIR        Carrying         Fair
                                                                      AMOUNT          VALUE          Amount        Value
                                                                     -------          -----         -------        -----
Financial assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . .            $39,782        $39,782         $23,429      $23,429
 Marketable securities  . . . . . . . . . . . . . . . . .                 --             --           2,510        2,510
 Notes receivable   . . . . . . . . . . . . . . . . . . .             17,761         17,864           9,051        9,097

Financial liabilities:
 Long-term debt, including current portion  . . . . . . .             34,505         34,310          38,896       37,009


The fair value of cash and cash equivalents approximates their carrying amount due to their short maturity. The estimated fair values of marketable securities were based on quoted market prices. The estimated fair values of notes receivable were determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. The estimated fair value of long- term debt was determined by discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities.


NOTE 13 -- RELATED PARTY TRANSACTIONS

Certain members of management and the Karcher family are franchisees of the Company. A total of 41 restaurants have been sold to these individuals, three of which occurred during fiscal 1997. As part of these transactions, the Company received cash and accepted $10.4 million of interest-bearing notes at rates ranging from 7.0% to 12.5%, of which $47,000 and $626,000 remained outstanding as of January 31, 1997 and 1996, respectively. Additionally, these franchisees regularly purchase food and other products from the Company on the same terms and conditions as other franchisees.

During fiscal 1995, the Company made a salary advance to the Chairman Emeritus totaling $715,000, a majority of which is non-interest bearing and is to be repaid through payroll deductions. As of January 31, 1997 and 1996 $220,000 and $595,000, respectively, remained outstanding. The entire amount will be repaid by December 1998.

In fiscal 1994, the Chairman Emeritus was granted future retirement benefits for past services consisting principally of payments of $200,000 per year for life and supplemental health benefits, which had a net present value of $1.7 million as of that date. This amount was computed using certain actuarial assumptions, including a discount rate of 7%. A total of $1.3 million remained accrued in other long-term liabilities as of January 31, 1997. The Company anticipates funding these obligations as they become due.

In June 1994, the Company reacquired 12 Arizona restaurants from a Karcher family member who was formerly an officer of the Company. As part of this transaction, the Company took possession of certain restaurant assets in exchange for the forgiveness of two notes receivable totaling $1.4 million, and a cash payment of $650,000. In addition, as described in Note 10, certain previously established lease subsidy reserves totaling $2.7 million were reversed in fiscal 1995 as a result of this transaction.

The Company leases various properties, including its corporate headquarters, one of its distribution facilities and three of its restaurants, from the Chairman Emeritus. Included in capital lease obligations were $4.0 million and $4.5 million, representing the present value of lease obligations related to these various properties at January 31, 1997 and 1996, respectively. Lease payments under these leases for fiscal 1997, 1996 and 1995 amounted to $1.3, $1.4, and $1.4 million, respectively. This was net of sublease rentals of $148,000 in both fiscal 1997 and 1996 and $154,000 in fiscal 1995. In September 1996, the Company purchased a restaurant from the Chairman Emeritus for a purchase price of $1.1 million.


NOTE 14 -- FRANCHISE AND LICENSE OPERATIONS

Franchise arrangements, with franchisees who operate in Arizona, California, Hawaii, Nevada, Oregon and Utah, generally provide for initial fees and continuing royalty payments to the Company based upon a percent of sales. The Company generally charges an initial franchise fee for each new franchised restaurant that is added to its system, and in some cases, an area development fee, which grants exclusive rights to develop a specified number of Carl's Jr. restaurants in a designated geographic area within a specified time period. Similar fees are charged in connection with the Company's international licensing operations. These fees are recognized ratably when substantially all the services required of the Company are complete and the restaurants covered by these agreements commence operations.

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

Revenues from franchised and licensed restaurants consist of the following:

(Dollars in thousands)                                                                1997           1996          1995
                                                                                      ----           ----          ----
Food service  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 60,035       $ 56,015       $ 57,070
Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,932         10,116         10,257
Royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,000          5,704          6,284
Initial fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           305            116             91
                                                                                   --------       --------       --------
                                                                                   $ 77,272       $ 71,951       $ 73,702
                                                                                   ========       ========       ========

Operating costs and expenses for franchised and licensed restaurants consist of the following:

(Dollars in thousands)                                                               1997           1996           1995
                                                                                     ----           ----           ----
Food service  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 59,606       $ 56,590       $ 57,334
Occupancy and other operating expenses  . . . . . . . . . . . . . . . . . .          12,380         12,249         12,537
                                                                                   --------       --------       --------

                                                                                   $ 71,986       $ 68,839       $ 69,871
                                                                                   ========       ========       ========


NOTE 15 -- INTEREST EXPENSE

Interest expense consists of the following:

(Dollars in thousands)                                                                 1997           1996           1995
                                                                                       ----           ----           ----
Capital lease obligations . . . . . . . . . . . . . . . . . . . . . . . . .        $ (6,083)      $ (5,898)      $ (6,194)
Notes payable and revolving credit facility . . . . . . . . . . . . . . . .          (3,059)        (3,585)        (2,484)
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (735)          (521)          (524)
                                                                                   --------       --------       --------

                                                                                   $ (9,877)      $(10,004)      $ (9,202)
                                                                                   ========       ========       ========


NOTE 16 -- OTHER INCOME, NET

Other income, net is comprised of the following:

(Dollars in thousands)                                                               1997           1996            1995
                                                                                     ----           ----            ----
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $1,402        $ 2,494         $3,261
Lease income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,081            981             --
Net gain (loss) on sale of investments  . . . . . . . . . . . . . . . . . .             728           (145)          (157)
Dividend income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             720            854            357
Net gain (loss) on sale of restaurants  . . . . . . . . . . . . . . . . . .             516           (338)          (463)
Income (loss) from long-term investments  . . . . . . . . . . . . . . . . .             140         (1,624)            --
                                                                                   --------       --------       --------

                                                                                     $4,587        $ 2,222         $2,998
                                                                                   ========       ========       ========


NOTE 17 -- INCOME TAXES

Income tax expense is comprised of the following:

(Dollars in thousands)                                                                 1997           1996           1995
                                                                                       ----           ----           ----
Current:
 Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  5,963       $  2,018       $ (1,996)
 State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,065            772           (304)
                                                                                   --------       --------       --------
                                                                                      8,028          2,790         (2,300)
                                                                                   --------       --------       --------

Deferred:
 Federal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,529          3,878          2,517
 State  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             851            333            917
                                                                                   --------       --------       --------
                                                                                      6,380          4,211          3,434
                                                                                   --------       --------       --------
                                                                                   $ 14,408       $  7,001       $  1,134
                                                                                   ========       ========       ========

A reconciliation of income tax expense at the federal statutory rate to the Company's provision for taxes on income is as follows:

(Dollars in thousands)                                                               1997           1996           1995
                                                                                     ----           ----           ----
Income taxes at statutory rate  . . . . . . . . . . . . . . . . . . . . . .        $ 12,849       $  6,104       $    815
State income taxes, net of federal income tax benefit . . . . . . . . . . .           2,822            738            800
Targeted jobs tax credits . . . . . . . . . . . . . . . . . . . . . . . . .          (1,528)          (243)          (338)
Alternative minimum tax credit  . . . . . . . . . . . . . . . . . . . . . .             (19)            --           (551)
Increase (decrease) in valuation allowance  . . . . . . . . . . . . . . . .             (76)           152            298
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             360            250            110
                                                                                   --------       --------       --------
                                                                                   $ 14,408       $  7,001       $  1,134
                                                                                   ========       ========       ========

Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

(Dollars in thousands)                                                                1997           1996
                                                                                      ----           ----
Deferred tax assets:
 Capitalized leases   . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  6,801       $  8,641
 Workers' compensation reserve  . . . . . . . . . . . . . . . . . . . . . .           5,908          5,905
 Targeted jobs tax credit carryforward  . . . . . . . . . . . . . . . . . .           3,654          3,055
 Exit costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,522          2,905
 Alternative minimum tax credits  . . . . . . . . . . . . . . . . . . . . .           1,647            700
 Store closure reserve  . . . . . . . . . . . . . . . . . . . . . . . . . .           1,613            136
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,799          4,601
                                                                                   --------       --------
                                                                                     29,944         25,943
 Less: Valuation allowance  . . . . . . . . . . . . . . . . . . . . . . . .           4,917          1,945
                                                                                   --------       --------
Total deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . .          25,027         23,998
                                                                                   --------       --------

Deferred tax liabilities:
 Long-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . .           8,271          2,017
 Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,088          9,896
 Safe harbor leases   . . . . . . . . . . . . . . . . . . . . . . . . . . .              48            586
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,406          1,443
                                                                                   --------       --------
Total deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . .          17,813         13,942
                                                                                   --------       --------
Net deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . .        $  7,214       $ 10,056
                                                                                   ========       ========

While there can be no assurance that the Company will generate any earnings or any specific level of earnings in future years, management believes it is more likely than not that the Company will realize the majority of the benefit of the existing net deferred tax assets at January 31, 1997, based on the Company's current, historical and future pre-tax earnings.

The Company had targeted jobs tax credit carryforwards of $3.7 million, which expire in the years 2005 through 2011, available at January 31, 1997. The Company also had an alternative minimum tax credit carryforward of $1.6 million with no expiration date.


NOTE 18 -- EMPLOYEE BENEFIT AND RETIREMENT PLANS

Profit Sharing and Savings Plan
The Company maintains a voluntary contributory profit sharing and savings investment plan for all eligible employees other than operations hourly employees. Annual contributions under the profit sharing portion of the plan are determined at the discretion of the Company's Board of Directors. Under the savings investment portion of the plan, participants may elect to contribute up to 15% of their annual salary to the plan. Through December 31, 1994, up to 4% of employee contributions were matched by the Company. Total Company contributions to this plan for fiscal 1995 were $344,000.

Pension Plan
On January 1, 1996, the Company's pension plan, covering substantially all operations employees qualified as to age and service, was amended to limit participation in the plan only to those employees who had become participants in the plan on or before December 31, 1995. Future contributions of plan benefits discontinued after this date.

During fiscal year 1997, the plan was terminated and approximately $2.6 million of the accumulated benefit obligation was settled. As a result of the termination, the Company recorded approximately $1.3 million in pension plan expense which was based upon an independent actuarial valuation study. During fiscal 1996 and 1995, pension contributions were $512,000 and $438,000, respectively.

Stock Purchase Plan
In fiscal 1995, the Board of Directors adopted, and stockholders subsequently approved in fiscal 1996, an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, up to 750,000 shares of the Company's common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary. The Company contributes varying amounts as specified in the ESPP. During fiscal 1997 and 1996, 42,435 and 38,673 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $17.58 and $8.47 per share, respectively. The Company contributed $116,000 or an equivalent of 6,168 shares for the year ended January 31, 1997 and $8,000 or an equivalent of 690 shares for the year ended January 31, 1996.

Stock Incentive Plans
The Company's 1994 stock incentive plan was approved by stockholders in June 1994. The 1994 plan is substantially similar to the 1993 plan under which, as a result of the Merger, no further options may be granted. Awards granted to eligible employees under the 1994 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of the Board of Directors. The 1994 plan also provides for the automatic annual award of stock options to nonemployee directors and nonemployee director members of the Executive Committee. Options generally have a term of five years from the date of grant for the nonemployee directors and ten years from the date of grant for employees, become exercisable at a rate of 33-1/3% per year following the grant date and are priced at the fair market value of the shares on the date of grant. A total of 5,250,000 shares are available for grants of options or other awards under this plan, of which 2,383,849 stock options were outstanding as of January 31, 1997, with exercise prices ranging from $4.50 per share to $23.33 per share.

The Company's 1993 stock incentive plan was superseded by the 1994 plan, as discussed above. As of January 31, 1997, 552,565 stock options, with exercise prices ranging from $4.83 per share to $8.92 per share, were outstanding under the plan. No further awards may be granted under this plan.

The Company's 1982 stock option plan expired in September 1992. Under this plan, stock options were granted to key employees to purchase up to 4,500,000 shares of its common stock at a price equal to or greater than the fair market value at the date of grant. The options generally had a term of 10 years from the grant date and became exercisable at a rate of 25%, 35% and 40% per year following the grant date. The exercise prices of the 250,139 stock options outstanding as of January 31, 1997 under this plan range from $4.00 per share to $8.92 per share.

In connection with the acquisition of Summit, the Company assumed the options outstanding under Summit's existing option plans: the 1984 Incentive Stock Option Plan, the 1987 Nonqualified Stock Option Plan, the 1987 Employee Incentive Stock Option Plan and the 1992 Stock Option Plan. Pursuant to the terms of the acquisition, options under these plans became fully vested on July 15, 1996. The options granted in accordance with these four plans generally had a term of five to ten years. Under these plans, there were 57,694 stock options outstanding at January 31, 1997 with exercise prices ranging from $12.90 to $26.21 per share. No further shares may be granted under these plans.

Transactions under all plans are as follows:

Number of Shares                                                                    1997           1996           1995
----------------                                                                    ----           ----           ----
Outstanding at beginning of year  . . . . . . . . . . . . . . . . . . . .         2,417,695      1,782,053      2,058,954
Options assumed in Summit acquisition . . . . . . . . . . . . . . . . . .            77,131             --             --
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,130,876      1,344,609        655,809
Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (21,801)      (176,463)      (681,444)
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (359,654)      (532,504)      (251,266)
                                                                                 ----------     ----------     ----------

Outstanding at end of year  . . . . . . . . . . . . . . . . . . . . . . .         3,244,247      2,417,695      1,782,053
                                                                                 ==========     ==========     ==========

Exercisable at end of year  . . . . . . . . . . . . . . . . . . . . . . .         1,235,492        932,612        972,486
                                                                                  =========     ==========     ==========


For purposes of the following pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used for grants in fiscal 1997 and 1996: annual dividends consistent with the Company's current dividend policy, which resulted in payments of $0.05 per share in fiscal 1997 and 1996; expected volatility of 25% in fiscal 1997 and 29% in fiscal 1996; risk free interest rates of 6.25% in fiscal 1997 and 5.25% in fiscal 1996; and an expected life of 5.45 years. The weighted average fair value of each option granted during fiscal 1997 and 1996 was $6.80 and $2.51, respectively. Had compensation expense been recognized for fiscal 1997 and 1996 grants for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net income and earnings per share of $20.5 million, or $0.67 per share in fiscal 1997 and $10.7 million, or $0.38 per share in fiscal 1996. Since the pro forma compensation expense for stock-based compensation plans is recognized over a three year vesting period, the foregoing pro forma reductions in the Company's net income are not representative of anticipated amounts in future years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


NOTE 19 -- SUPPLEMENTAL CASH FLOW INFORMATION


(Dollars in thousands)                                                                 1997           1996           1995
                                                                                       ----           ----           ----
Cash paid for interest and income taxes are as follows:
 Interest (net of amount capitalized)   . . . . . . . . . . . . . . . . .        $    9,549     $   10,198     $    9,208
 Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,778          2,156            645

Noncash investing and financing activities are as follows:
 Sale of property and equipment   . . . . . . . . . . . . . . . . . . . .        $    2,469     $       --     $       --
 Increase in long-term investments  . . . . . . . . . . . . . . . . . . .            (2,469)            --             --
 Transfers of marketable securities to (from) other current assets  . . .                --             --         (6,776)
 Transfer of inventory, current assets and property and
    equipment to long-term investments  . . . . . . . . . . . . . . . . .                --         20,352             --
 Stock issued in exchange for Summit's assets   . . . . . . . . . . . . .            11,411             --             --

NOTE 20 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly results.

(Dollars in thousands, except per share amounts)

Quarter                                                           1ST              2ND              3RD             4TH
                                                                -------          -------          -------         -------
FISCAL 1997
Total revenues  . . . . . . . . . . . . . . . . . . . . .    $  152,934       $  128,123       $  162,291       $  170,732
Operating income  . . . . . . . . . . . . . . . . . . . .        10,324            9,982           10,909           10,785
Net income    . . . . . . . . . . . . . . . . . . . . . .         5,333            5,192            5,588            6,189
Net income per common and
   common equivalent share  . . . . . . . . . . . . . . .    $     0.19       $     0.18       $     0.19       $     0.18
                                                             ==========       ==========       ==========       ==========

FISCAL 1996
Total revenues  . . . . . . . . . . . . . . . . . . . . .    $ 137,625        $  108,040       $  113,074       $  106,698
Operating income  . . . . . . . . . . . . . . . . . . . .        5,264             6,554            7,373            6,544
Net income    . . . . . . . . . . . . . . . . . . . . . .        1,915             2,808            3,021            3,208
Net income per common and
  common equivalent share   . . . . . . . . . . . . . . .   $     0.07        $     0.10       $     0.11       $     0.11
                                                             ==========       ==========       ==========       ==========

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable adverse weather conditions which may affect sales volume and food costs. In addition, all quarters have 12-week accounting periods, except the first quarters of fiscal 1997 and 1996, which have 16-week accounting periods.

NOTE 21 -- COMMITMENTS AND CONTINGENT LIABILITIES

In conjunction with the new credit facility established during fiscal 1997, a letter of credit subfacility in the amount of $20.0 million was established (see Note 9). Several letters of credit are outstanding under this facility which secure the Company's potential workers' compensation claims. The State of California requires that the Company provide a letter of credit each year based on its existing workers' compensation claims experience, or set aside a comparable amount of cash or investment securities in a trust account. The upcoming annual security agreement, which begins May 1, 1997, was raised to $9.2 million due to increased labor hours. A new letter of credit will be issued for this amount on or before May 1, 1997. Additionally there is a $3.9 million letter of credit outstanding under the subfacility which secures the Industrial Revenue Bonds issued in connection with the construction of the Company's Northern California distribution facility.

The Company's standby letter of credit agreements with various banks expire as follows:

(Dollars in thousands)
April 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      55
July 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,947
September 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            124
October 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,355
January 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,852
April 2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            275
                                                                                     ---------
                                                                                     $  14,608
                                                                                     =========

In fiscal 1996, the Company sold certain of its franchise notes receivable, with recourse, to an independent third party (see Note 14). In addition, the Company entered into two limited term guarantees with an independent third party during fiscal 1997 on behalf of certain of its franchisees. The Company is contingently liable for an aggregate of approximately $6.6 million under these guarantees as of January 31, 1997.

In September 1992, Summit sold certain of its restaurants. In connection with this sale, Summit assigned its rights and obligations under real property leases to the buyer. As such, Summit remains contingently liable for these obligations. Future minimum payments under these leases amounts to $1.3 million in fiscal 1998, $1.2 million in both fiscal 1999 and fiscal 2000, $1.0 million in fiscal 2001, $800,000 in fiscal 2002 and $2.1 million thereafter.

                                 EXHIBIT INDEX
EXHIBITS
 3-1 Certificate of Incorporation of the Registrant, incorporated herein by reference to exhibit 3-1 to the Registrant's Form S-4 Registration Statement Number 333-05305.

 3-2 Bylaws of Registrants, incorporated herein by reference to exhibit 3-2 to the Registrants Form S-4 Registration Statement Number 333-05305.

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

 10-9 Assignment of Restaurant Franchise Agreement by Carl Leo Karcher to CLK, Inc. dated November 28, 1989 (Unit 794), filed as exhibit 10-95 to the Company's Form 10-K Annual Report as amended for fiscal year ended January 27, 1992, and is hereby incorporated by reference.

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

 10-18 Carl Karcher Enterprises, Inc. Profit Sharing Plan, as amended, filed as exhibit 10-21 to the Company's Registration Statement on Form S-1, file No. 2-73695, and is hereby incorporated by reference.(2)

 10-19 Carl Karcher Enterprises, Inc. Key Employee Stock Option Plan, filed as exhibit 10-24 to the Company's Registration Statement on Form S-1, file No. 2-80283, and is hereby incorporated by reference.(2)

 10-20 Carl Karcher Enterprises, Inc. 1993 Employee Stock Incentive Plan, filed as exhibit 10-123 to the Company's Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)

 10-21 CKE Restaurants, Inc. 1994 Stock Incentive Plan, as amended, incorporated herein by reference to exhibit 4-1 to the Registrant's Form S-8 Registration Statement Number 333-12399.(2)

 10-22 CKE Restaurants, Inc. 1994 Employee Stock Purchase Plan, as amended.(1)(2)

 10-23 Summit Family Restaurants Inc. 1992 Stock Option Plan; 1987 Employee Incentive Stock Option Plan; 1987 Non Qualified Stock Option Plan; and the 1984 Incentive Stock Option Plan, incorporated herein by reference to exhibits 4-1, 4-2, 4-3 and 4-4 to CKE Restaurants, Inc. Form S-8 Registration Statement Number 333-12404.(2)

 10-24 Employment Agreement dated January 1, 1994, by and between Carl Karcher Enterprises, Inc. and Carl N. Karcher, filed as exhibit 10-89 to the Company's Form 10-K Annual Report for fiscal year ended January 31, 1994, and is hereby incorporated by reference.(2)

 10-25 Employment Agreement dated November 8, 1994, by and between Carl Karcher Enterprises, Inc. and C. Thomas Thompson, filed as exhibit 10-83 to the Company's Form 10-K Annual Report for fiscal year ended January 30, 1995, and is hereby incorporated by reference.(2)

 10-26 First Amendment to Employment Agreement dated March 31, 1996, by and between Carl Karcher Enterprises, Inc. and C. Thomas Thompson, filed as exhibit 10-44 to the Company's Form 10-Q Quarterly Report for the quarterly period ended May 20, 1996, and is hereby incorporated by reference.(2)

 10-27 Employment Agreement dated January 24, 1996, by and between CKE Restaurants, Inc. and Robert E. Wheaton, filed as exhibit 10-45 to the Company's Form 10-Q Quarterly Report for the quarterly period ended May 20, 1996, and is hereby incorporated by reference.(2)

 10-28 Settlement Agreement and Release dated as of April 26, 1996, by and between Giant Group, Ltd; William P. Foley II; CKE Restaurants, Inc.; Fidelity National Financial, Inc.; and other parties, filed as exhibit 10-42 to the Company's Form 10-Q Quarterly Report for the quarterly period ended May 20, 1996, and is hereby incorporated by reference.

 10-29 Operating Agreement by and between Rally's Hamburgers, Inc. and Carl Karcher Enterprises, Inc. dated May 26, 1996, filed as exhibit 10-43 to the Company's Form 10-Q Quarterly Report for the quarterly period ended May 20, 1996, and is hereby incorporated by reference.*

 10-30 Settlement and Development Agreement by and between Carl Karcher Enterprises, Inc., CKE Restaurants, Inc. and GB Foods Corporation dated as of May 1995, filed as exhibit 10-31 to the Company's Form 10-K Annual Report for the fiscal year ended January 29, 1996, and is hereby incorporated by reference.

 10-31 First Amendment to Settlement and Development Agreement by and between Carl Karcher Enterprises, Inc., CKE Restaurants, Inc. and GB Foods Corporation dated as of February 20, 1997.(1)

 10-32 Agreement to Contribute Assets dated April 17, 1995 by and between Boston West, L.L.C. and Boston Pacific, Inc., filed as exhibit 10-84 to the Company's Form 10-K Annual Report for fiscal year ended January 30, 1995, and is hereby incorporated by reference.

 10-33 Amended and Restated Limited Liability Company Agreement of Boston West, L.L.C. (a Delaware Limited Liability Company) dated April 16, 1995, filed as exhibit 10-85 to the Company's Form 10-K Annual Report for fiscal year ended January 30, 1995, and is hereby incorporated by reference.

 10-34 First Amendment to the Amended and Restated Limited Liability Company Agreement of Boston West, L.L.C. dated May 15, 1995, filed as exhibit 10-34 to the Company's Form 10-K Annual Report for the fiscal year ended January 29, 1996, and is hereby incorporated by reference.

 10-35 Second Amendment to the Amended and Restated Limited Liability Company Agreement of Boston West, L.L.C. dated May 30, 1995, filed as exhibit 10-35 to the Company's Form 10-K Annual Report for the fiscal year ended January 29, 1996, and is hereby incorporated by reference.

 10-36 Third Amendment to the Amended and Restated Limited Liability Company Agreement of Boston West, L.L.C. dated September 12, 1995, filed as exhibit 10-36 to the Company's Form 10-K Annual Report for the fiscal year ended January 29, 1996, and is hereby incorporated by reference.

 10-37 Fourth Amendment to the Amended and Restated Limited Liability Company Agreement of Boston West, L.L.C. dated January 31, 1996, filed as exhibit 10-37 to the Company's Form 10-K Annual Report for the fiscal year ended January 29, 1996, and is hereby incorporated by reference.

 10-38 Unit Option Agreement by and between Boston West, L.L.C. and Boston Pacific, Inc., dated as of September 12, 1995, filed as exhibit 10-38 to the Company's Form 10-K Annual Report for the fiscal year ended January 29, 1996, and is hereby incorporated by reference.

 10-39 Unit Repurchase Agreement by and between Boston West, L.L.C. and Boston Pacific, Inc. dated as of September 12, 1995, filed as exhibit 10-39 to the Company's Form 10-K Annual Report for the fiscal year ended January 29, 1996, and is hereby incorporated by reference.

 10-40 Term Loan and Security Agreement between Carl Karcher Enterprises, Inc. and Heller Financial, Inc., dated December 19, 1995, filed as exhibit 10-40 to the Company's Form 10-K Annual Report for the fiscal year ended January 29, 1996, and is hereby incorporated by reference.

 10-41 Amendment No. One to Term Loan and Security Agreement dated as of January 22, 1996, by and between Carl Karcher Enterprises, Inc.
            and Heller Financial, Inc. filed as exhibit 10-41 to the Company's Form 10-K Annual Report for the fiscal year ended January 29, 1996, and is hereby incorporated by reference.

 10-42 Amendment No. Two to Term Loan and Security Agreement dated as of January 14, 1997, by and between Carl Karcher Enterprises, Inc. and Heller Financial, Inc.(1)

 10-43 Credit Agreement dated August 1, 1996, by and between CKE Restaurants, Inc.; NationsBank of Texas, N.A.; and other parties, filed as exhibit 10-1 to the Company's Current Report on Form 8-K, dated August 20, 1996, and is hereby incorporated by reference.*

 10-44 First Amendment to Credit Agreement dated September 30, 1996, by and between CKE Restaurants, Inc.; NationsBank of Texas, N.A.; and other parties, filed as exhibit 10-42 to the Company's Form 10-Q Quarterly Report for the quarterly period ended November 4, 1996, and is hereby incorporated by reference.

 10-45 Second Amendment to Credit Agreement dated November 25, 1996, by and between CKE Restaurants, Inc., NationsBank of Texas, N.A.; and other parties.(1)

 10-46 Third Amendment to Credit Agreement dated February 14, 1997, by and between CKE Restaurants, Inc., NationsBank of Texas, N.A.; and other parties.(1)

 10-47 Stock Purchase Agreement, dated as of August 27, 1996, by and between CKE Restaurants, Inc. and Casa Bonita Holdings, Inc., filed as exhibit 10-1 to the Company's Current Report on Form 8-K dated August 27, 1996, and is hereby incorporated by reference.*

 10-48 Loan Agreement as of December 18, 1996, by and between FFCA Mortgage Corporation, CBI Restaurants, Inc., and Casa Bonita Texas, L.P.(1)*

 10-49 Loan Agreement as of December 18, 1996, by and between FFCA Mortgage Corporation, CBI Restaurants, Inc., and Casa Bonita Incorporated.(1)*

 11-1       Computation of Earnings Per Share.(1)

 12-1       Computation of Ratios. (1)

 21-1       Subsidiaries of Registrant.(1)

 23-1       Consent of KPMG Peat Marwick LLP.(1)

 27-1       Financial Data Schedule (included only with electronic filing).
_________________________

 * Schedules omitted. The Registrant shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

 (1)        Filed herewith.

 (2) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.