Form 10-Q
period 1997-05-19
CKE RESTAURANTS INC
filed 1997-06-13
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934.

For the quarterly period ended May 19, 1997

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934.

            for the transition period from ___________ to ___________


                         Commission file number 1-13192

                              CKE RESTAURANTS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     33-0602639
----------------------------------          ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)


1200 North Harbor Boulevard, Anaheim,  CA                  92801
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code  (714) 774-5796

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
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

33,448,926 shares of Common Stock, par value $.01 per share as of June 9, 1997
--------------------------------------------------------------------------------

                              CKE RESTAURANTS, INC.

                                      INDEX


                                                                                                      Page
                                                                                                      ----
    Part I.   Financial Information

          Item 1.  Consolidated Financial Statements:

              Consolidated Balance Sheets as of May 19, 1997 and January 27, 1997.................      2

              Consolidated Statements of Income for the sixteen weeks ended
                 May 19, 1997 and May 20, 1996....................................................      3

              Consolidated Statements of Cash Flows for the sixteen weeks ended
                 May 19, 1997 and May 20, 1996....................................................    4-5

              Notes to Consolidated Financial Statements..........................................      6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............................................   7-10


    Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K...............................................  11-13

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              CKE RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                        May 19,       January 27,
                                                         1997            1997
                                                      -----------     -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                          $    28,201     $    39,782
   Marketable securities                                      573              --
   Accounts receivable                                      6,752           7,942
   Related party receivables                                2,056           2,088
   Inventories                                              9,058           9,223
   Deferred income taxes, net                               7,214           7,214
   Other current assets and prepaid expenses               11,279           6,608
                                                      -----------     -----------
     Total current assets                                  65,133          72,857

Property and equipment, net                               211,256         205,805
Property under capital leases, net                         35,951          37,115
Long-term investments                                      47,119          33,218
Notes receivable                                            6,036           6,210
Related party receivables                                   6,078           9,325
Other assets                                               38,408          36,687
                                                      -----------     -----------
                                                      $   409,981     $   401,217
                                                      ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                  $       758     $       735
   Current portion of capital lease obligations             4,960           4,766
   Accounts payable                                        25,165          33,930
   Other current liabilities                               51,694          44,463
                                                      -----------     -----------
     Total current liabilities                             82,577          83,894
                                                      -----------     -----------

Long-term debt                                             34,055          33,770
Capital lease obligations                                  46,323          48,141
Other long-term liabilities                                21,610          20,608
Stockholders' equity:
   Preferred stock, $.01 par value; authorized
     5,000,000 shares; none issued or outstanding              --              --
   Common stock, $.01 par value; authorized
     50,000,000 shares; issued and outstanding
     33,444,420 and 33,218,751 shares                         334             332
   Additional paid-in capital                             127,637         126,279
   Retained earnings                                       97,445          88,193
                                                      -----------     -----------
     Total stockholders' equity                           225,416         214,804
                                                      -----------     -----------
                                                      $   409,981     $   401,217
                                                      ===========     ===========


See Accompanying Notes to Consolidated Financial Statements

                              CKE RESTAURANTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                           Sixteen Weeks Ended
                                                      ----------------------------
                                                         May 19,          May 20,
                                                          1997             1996
                                                      -----------      -----------
Revenues:
   Company-operated restaurants:
      Carl's Jr                                       $   144,827      $   129,510
      Taco Bueno                                           22,388               --
      JB's Restaurants                                     20,690               --
      HomeTown Buffet                                      13,170               --
      Other                                                 9,828               --
                                                      -----------      -----------
                                                          210,903          129,510
                                                      -----------      -----------

   Franchised and licensed restaurants:
      Carl's Jr                                            24,218           23,424
      JB's Restaurants                                        349               --
                                                      -----------      -----------
                                                           24,567           23,424
                                                      -----------      -----------

        Total Revenues                                    235,470          152,934
                                                      -----------      -----------

Operating costs and expenses:
   Restaurant operations:
      Food and packaging                                   65,302           39,755
      Payroll and other employee benefits                  59,606           35,631
      Occupancy and other operating expenses               43,178           26,539
                                                      -----------      -----------

                                                          168,086          101,925

   Franchised and licensed restaurants                     22,496           22,176
   Advertising expenses                                    10,545            7,571
   General and administrative expenses                     16,112           11,186
                                                      -----------      -----------

      Total operating costs and expenses                  217,239          142,858
                                                      -----------      -----------

Operating income                                           18,231           10,076

Interest expense                                           (2,871)          (2,595)

Other income, net                                           2,305            1,274
                                                      -----------      -----------

Income before income taxes                                 17,665            8,755
Income tax expense                                          7,079            3,422
                                                      -----------      -----------

Net income                                            $    10,586      $     5,333
                                                      ===========      ===========

Net income per common and common equivalent share     $       .31      $       .19
                                                      ===========      ===========

Common and common equivalent shares used in
   computing per share amounts                             34,300           28,664
                                                      ===========      ===========


See Accompanying Notes to Consolidated Financial Statements

                              CKE RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Sixteen Weeks Ended
                                                                            ----------------------------
                                                                               May 19,         May 20,
                                                                                1997            1996
                                                                            -----------      -----------
Net cash flow from operating activities:
  Net income                                                                $    10,586      $     5,333
  Adjustments to reconcile net income to net cash provided by operating activities:
    Noncash franchise income                                                         --              (98)
    Depreciation and amortization                                                10,247            6,440
    Loss on sale of property and equipment and capital leases                        87              237
    Write-off of accounts and notes receivable                                       --               47
    Loss from long-term investments                                                 150               --
    Write-down of long-lived assets                                                  --            1,250
    Net noncash investment and dividend income                                   (1,063)            (232)
    Deferred income taxes                                                            --               51
    Noncash increase in reserves                                                    280              297
    Net change in receivables, inventories and other current assets              (3,871)          (2,479)
    Net change in accounts payable and other current liabilities                  2,722            4,953
                                                                            -----------      -----------
      Net cash provided by operating activities                                  19,138           15,799
                                                                            -----------      -----------

Cash flow from investing activities:
  Purchases of:
    Marketable securities                                                          (573)            (266)
    Property and equipment                                                      (14,363)          (8,413)
    Long-term investments                                                       (14,268)          (9,190)
  Proceeds from sale of:
    Marketable securities and long-term investments                                  --              388
    Property and equipment                                                           11            2,478
  Collections on leases receivable                                                   57               46
  Increases in notes receivable and related party receivables                      (100)              --
  Collections on notes receivable and related party receivables                   4,156              614
  Net change in other assets                                                       (927)            (406)
                                                                            -----------      -----------
      Net cash used in investing activities                                     (26,007)         (14,749)
                                                                            -----------      -----------

Cash flow from financing activities:
  Net change in bank overdraft                                                   (2,998)           1,868
  Short-term borrowings                                                           2,000              600
  Repayments of short-term debt                                                  (2,000)            (600)
  Long-term borrowings                                                              489               --
  Repayments of long-term debt                                                     (179)          (8,432)
  Repayments of capital lease obligations                                        (1,232)            (803)
  Deferred financing costs                                                         (553)              --
  Net change in other long-term liabilities                                        (265)            (366)
  Payment of dividends                                                           (1,334)            (743)
  Exercise of stock options                                                       1,360              709
                                                                            -----------      -----------
      Net cash used in financing activities                                      (4,712)          (7,767)
                                                                            -----------      -----------
        Net decrease in cash and cash equivalents                           $   (11,581)     $    (6,717)
                                                                            ===========      ===========

See Accompanying Notes to Consolidated Financial Statements

                              CKE RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Sixteen Weeks Ended
                                                                            ---------------------------
                                                                              May 19,         May 20,
                                                                               1997            1996
                                                                            -----------     -----------
Supplemental disclosures of cash flow information:

  Cash paid during period for:
    Interest (net of amount capitalized)                                    $     2,543     $     2,499
    Income taxes                                                                  1,770             128

  Noncash investing and financing activities:
    Investing activities:
     Sale of property and equipment                                                  --           2,469
     Increase in long-term investments                                               --          (2,469)

                              CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 19, 1997 AND MAY 20, 1996

NOTE (A) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of CKE Restaurants, Inc. and its consolidated wholly-owned subsidiaries (the "Company" or "CKE") and have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company's 1997 Annual Report to Stockholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year or for any other future periods. Certain reclassifications have been made to the fiscal 1997 consolidated financial statements to conform to the fiscal 1998 presentation. Share and per share information has been retroactively adjusted to reflect the three-for-two stock split which occurred in January 1997.


NOTE (B) LONG-TERM INVESTMENT IN CHECKER'S DRIVE-IN RESTAURANTS, INC.

      On February 19, 1997, the Company purchased 6,162,299 shares of Checkers Drive-In Restaurants, Inc. ("Checkers") common stock at $1.14 per share and 61,636 shares of Checkers Series A preferred stock at $114.00 per share for an aggregate purchase price of $14.1 million in connection with a private placement of Checkers' securities to the Company and other investors, including certain related parties. Registration rights with respect to the common stock will commence one year from the date of purchase. The shares of Checkers' common stock acquired by the Company represent approximately 10% of Checkers' outstanding shares. The shares of Series A preferred stock acquired by the Company are convertible into an aggregate of 6,162,299 additional shares of common stock; provided, however, that such conversion is subject to the approval of Checkers' stockholders at its next annual meeting. If Checkers' stockholders fail to approve the common stock provisions of the Series A preferred stock, cash dividends will accrue at a rate of 14.5% six months from the date of issuance and quarterly thereafter. Assuming full exercise of the Checkers' warrants and the conversion of all of the Series A preferred stock into Checkers' common stock, the Company would beneficially own approximately 22% of Checkers' outstanding shares.


NOTE (C) ACQUISITION OF HARDEE'S FOOD SYSTEMS, INC.

      On April 27, 1997, the Company entered into a Stock Purchase Agreement with Imasco Holdings, Inc., a Delaware corporation ("Imasco") and Hardee's Food Systems, Inc., a North Carolina corporation ("Hardee's"), pursuant to which the Company has agreed to acquire from Imasco all of the issued and outstanding shares of capital stock of Hardee's for a purchase price of $327.0 million (subject to adjustment). The Company proposes to finance the acquisition of Hardee's with a combination of new senior secured indebtedness, net proceeds from a proposed public offering of shares of the Company's Common Stock and cash on hand at the time of closing. Consummation of the transaction is subject to the satisfaction of certain conditions, including receipt of the proceeds of the proposed public stock offering.

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Consolidated net income for the 16-week period ended May 19, 1997 nearly doubled, increasing 98.5% to $10.6 million, or $0.31 per share, as compared with net income of $5.3 million, or $0.19 per share, for the comparable period in the prior year; representing the highest quarterly net income and earnings per share in the history of the Company. These positive results were primarily due to increased sales growth resulting from the Company's dual-branding and image enhancement programs in its Carl's Jr. restaurants, increased advertising and continued improvements in operating efficiencies in the Company-operated Carl's Jr. restaurants, and the additional operations of the Company's recently acquired concepts, all of which were profitable during the first quarter of fiscal 1998.

      The Company is continuing with the conversion of certain of its existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, pursuant to an agreement with GB Foods Corporation. In February 1997, the Company amended its agreement with GB Foods Corporation, operator of The Green Burrito(R), to increase the minimum number of dual-brand restaurants from 140 to 306 over the next four years. Accordingly, the Company is accelerating the original 40 restaurant conversions per year to 60 dual-brand conversions per year. As of May 19, 1997, there were 69 Company-operated and seven franchised dual-brand restaurants operating. Post-conversion revenues in the first quarter of fiscal 1998 for the 49 Company-operated Carl's Jr./Green Burrito dual-brand restaurants operating less than a year were approximately 17% higher than same-store sales in the comparable prior year period.

      As part of the Company's chain-wide Carl's Jr. restaurant remodeling program, over 260 remodels have been completed as of the end of the first quarter, representing over 60% of the Company-operated Carl's Jr. restaurants. The Company is continuing to experience increased sales in these remodeled restaurants. The Company expects to have substantially all Company-operated Carl's Jr. restaurants remodeled by early calendar year 1998.

      On April 27, 1997, the Company entered into a Stock Purchase Agreement with Imasco and Hardee's, pursuant to which the Company agreed to acquire all of the outstanding capital stock of Hardee's for a purchase price of $327.0 million, subject to certain adjustments. See Note C of Notes to Consolidated Financial Statements. The Company anticipates that a combination of new senior secured indebtedness, the net proceeds from a proposed public stock offering, and cash on hand at the time of closing will provide it with the cash necessary to complete this acquisition.

      This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability terms and deployment of capital; the results of financing efforts; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; and risks that sales growth resulting from the Company's current and future remodeling and dual-branding of restaurants and other operating strategies can be sustained at the current levels experienced.

RESULTS OF OPERATIONS

      Revenues from Company-operated restaurants, comprised mainly of sales from Carl's Jr. restaurants, increased $81.4 million or 62.8% for the 16-week period ended May 19, 1997 to $210.9 million. Carl's Jr. revenues for the 16-week period ended May 19, 1997 accounted for sales increases of $15.3 million. Also contributing to the increase were the restaurant concepts which were added in fiscal 1997, including $35.6 million and $26.0 million from Summit and Casa Bonita, respectively, and $4.5 million from Rally's. On a same-store sales basis (calculated using

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

(Continued)

only restaurants in operation for the full periods being compared), revenues from Company-operated Carl's Jr. restaurants increased 6.1% in the 16-week period ended May 19, 1997 as compared with 12.7% in the first quarter of fiscal 1997. Per store averages in Company-operated Carl's Jr. restaurants continue to increase and reached $1,132,000 on a 13-period rolling basis. The increase in revenues from Company-operated Carl's Jr. restaurants is primarily the result of the continued momentum in the Company's various sales enhancement programs which include the image enhancement of its restaurants through a chain-wide remodeling program, the continuation of its conversion of existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants and the continued focus on promoting great tasting new and existing food products through increased innovative advertising. Higher average sales and transaction counts per restaurant and an increase in the number of Company-operated restaurants operating in fiscal 1998 as compared with the prior year also contributed to the increase in revenues from Company-operated Carl's Jr. restaurants.

      Revenues from franchised and licensed restaurants for the 16-week period ended May 19, 1997 increased 4.9% to $24.6 million over the same prior year period. This increase is largely due to increased royalties from, and food purchases by, franchisees as a result of higher sales volume at franchised Carl's Jr. restaurants, partially offset by a decrease in the number of franchised and licensed Carl's Jr. restaurants operating as compared with the prior year.

      Restaurant-level margins of the Company's consolidated restaurant operations decreased in the 16-week period ended May 19, 1997 by 1.0% as compared with the prior year period, primarily reflecting the impact of higher operating costs at Summit's family-style restaurant concepts which were acquired in the second quarter of fiscal 1997. The family-style segment of the restaurant industry typically has lower margins than the quick-service segment of the industry, mainly due to increased labor and food costs. While the Company's consolidated restaurant-level margins decreased in the first quarter of fiscal 1998, restaurant-level margins for the Company's Carl's Jr. restaurants chain continued to increase, reaching 23.0% for the 16-week period ended May 19, 1997. These improved results in the Company's Carl's Jr. restaurant-level operating margins reflect the Company's continued commitment to improve the cost structure of its Carl's Jr. restaurants, particularly in the areas of improving labor productivity and reducing workers' compensation costs. As a percentage of revenues from Company-operated Carl's Jr. restaurants, payroll and other employee benefits have decreased 1.5% to 26.0% for the 16-week period ended May 19, 1997 as compared with the same period a year ago, despite the October 1, 1996 increase in the federal minimum wage and the additional March 1997 increase in California state minimum wage level. Occupancy and other operating expenses as a percentage of revenues from Company-operated restaurants have decreased 0.3% to 20.2% from the same period in the first quarter of the prior year mainly due to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in the prior year which resulted in a non-recurring charge of $1.3 million. Food and packaging costs have increased marginally as a percentage of Company-operated revenues due to increased pressure from commodity prices and a change in the product mix as a result of the promotion of larger, more expensive sandwiches.

      Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Legislation increasing the federal minimum wage as of October 1, 1996 has resulted in higher labor costs to the Company and its franchisees. An additional increase in the federal minimum wage will become effective in September 1997. Moreover, as a result of recent legislation in California, the California state minimum wage was increased effective March 1997. The Company anticipates that increases in the minimum wage may be offset through pricing and other cost control efforts; however, there can be no assurance that the Company or its franchisees will be able to pass such additional costs on to customers in whole or in part.

      Franchised and licensed restaurant costs have increased 1.4% for the 16-week period ended May 19, 1997 over the same period of the prior year. The increase is primarily due to increased food purchases by Carl's Jr. franchisees, partially offset by a decrease in the number of franchised and licensed Carl's Jr. restaurants in operation in the first quarter of fiscal 1998 as compared with the same prior year quarter.

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

(Continued)

      Advertising expenses increased $3.0 million for the 16-week period ended May 19, 1997 over the same prior year period. Advertising expenses have become increasingly important in the current competitive environment and, as a result, have increased in terms of dollars spent in the first quarter of fiscal 1998 as compared with the first quarter of the prior year while remaining relatively consistent as a percentage of Company-operated revenues. The Company has seen positive same-store sales growth in each subsequent quarter since the Company began its innovative advertising campaign in May 1995.

      General and administrative expenses increased $4.9 million to $16.1 million for the 16-week period ended May 19, 1997 over the comparable prior year period. However, as a percentage of total revenues, these expenses decreased 0.5% as compared with the same prior year period, reflecting the economies of scale the Company is realizing by absorbing certain costs from acquired businesses into the Company's existing infrastructure. The increase in general and administrative expenses in the 16-week period ended May 19, 1997 is primarily the result of recording incentive compensation accruals for regional restaurant management and selected corporate employees as a result of improved restaurant operating performance, in addition to increased amortization expense and various corporate legal expenses.

      Interest expense for the 16-week period ended May 19, 1997 increased 10.6% or $0.3 million to $2.9 million as compared with the prior year period, primarily as a result of higher levels of debt outstanding during the first quarter of fiscal 1998 as compared with the first quarter of fiscal 1997.

      Other income, net, is primarily comprised of investment income, interest on notes and leases receivable, gains and losses on sales of restaurants, income and loss on long-term investments, and other non-recurring income. Other income, net, increased $1.0 million from the 16-week period ended May 20, 1996, primarily resulting from interest income earned on the Company's note receivable from Checkers and amortization of the related discount in addition to dividend income recorded from the Company's long-term investment in Boston West, L.L.C.

FINANCIAL CONDITION

      For the 16-week period ended May 19, 1997, the Company generated cash flows from operating activities of $19.1 million, compared with $15.8 million for the same period of the prior year. This increase was primarily due to increased sales levels and increased operating margins in the Company's Carl's Jr. restaurants. Cash and cash equivalents in the current period decreased $11.6 million from January 27, 1997, as the Company used cash flows from operations to fund capital additions of approximately $14.4 million, to fund the Company's long-term investment in Checkers, to reduce the Company's capital lease obligations by $1.2 million, to pay dividends to its stockholders of approximately $1.3 million, and to reduce the Company's bank overdraft by $3.0 million. The decrease in cash and cash equivalents was partially offset by cash generated from collections on notes receivable and related party receivables of approximately $4.2 million and the exercise of stock options which generated approximately $1.4 million. Total cash and cash equivalents available to the Company as of May 19, 1997 was $28.8 million, which included $0.6 million invested in marketable securities.

      The Company's existing credit facility (the "Current Credit Facility") consists of (i) a revolving credit facility for working capital and other general corporate purposes, under the terms of which the Company may borrow from time to time up to $30.0 million (including a letter of credit subfacility of up to $20.0 million), and (ii) a revolving credit facility for the purposes of financing investments in and acquisitions of other companies, under the terms of which the Company may borrow from time to time up to $25.0 million. As of May 19, 1997, no borrowings remained outstanding under the Current Credit Facility, and the Company was in compliance with all financial covenants contained therein. The Current Credit Facility will be replaced by a proposed new credit facility prior to or concurrently with the closing of the Company's proposed acquisition of Hardee's.

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

(Continued)

      The Company's primary source of liquidity is its revenues from Company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new restaurants, the remodeling of existing restaurants, the conversion of certain restaurants to the Carl's Jr./Green Burrito dual-brand concept and capital expenditures expected to be incurred in connection with the Company's integration of Hardee's. The Company plans to open up to 30 new Carl's Jr. restaurants in fiscal 1998 and is evaluating opening additional Taco Bueno restaurants in its existing markets in fiscal 1998. During fiscal 1998, the Company also expects to continue with its schedule to remodel the remaining Company-operated Carl's Jr. restaurants, and to convert up to 60 Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants.

      The Company believes that cash generated from its various restaurants concept operations, along with cash and cash equivalents and marketable securities on hand as of May 19, 1997 and amounts to be available under the Company's proposed new credit facility, will provide the Company with the funds necessary to meet all of its capital spending and working capital requirements for at least the next 12 months. If those sources of capital are insufficient to satisfy the Company's capital spending and working capital requirements, or if the Company determines to make any significant acquisitions of, or investments in, other businesses, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sales, if any, of additional equity or debt securities could result in additional dilution to the Company's stockholders.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

             11         Calculation of Earnings Per Share.
             27         Financial Data Schedule (included in electronic filing
                        only).

      (b) Current Reports on Form 8-K:

            A Current Report on Form 8-K dated April 27, 1997 was filed during the first quarter of the fiscal year to report matters relating to the Company's proposed acquisition of Hardee's Food Systems, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CKE RESTAURANTS, INC.
                                           (Registrant)



     June 13, 1997                         /s/  Carl A. Strunk
----------------------                     -------------------------------------
         Date                                   Executive Vice President,
                                                Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit#     Description
         --------     -----------
           11         Calculation of Earnings Per Share.

           27         Financial Data Schedule (included in
                      electronic filing only).