Form 10-Q
period 1997-08-11
CKE RESTAURANTS INC
filed 1997-09-24
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934.

For the quarterly period ended      August 11, 1997
                               -------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934.

                    for the transition period from       to

                         Commission file number   1-13192
                                                -----------

                              CKE RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        33-0602639
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

1200 North Harbor Boulevard, Anaheim, CA                     92801
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code    (714) 774-5796
                                                    ------------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.


        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          41,927,570 shares of Common Stock, par value $.01 per share, as of September 16, 1997
--------------------------------------------------------------------------------

                              CKE RESTAURANTS, INC.

                                      INDEX


                                                                                       Page
                                                                                       ----
Part I.  Financial Information

   Item 1.  Consolidated Financial Statements:

      Consolidated Balance Sheets as of August 11, 1997 and January 27, 1997..........    2

      Consolidated Statements of Income for the twelve and twenty-eight weeks
          ended August 11, 1997 and August 12, 1996...................................    3

      Consolidated Statements of Cash Flows for the twenty-eight weeks ended
          August 11, 1997 and August 12, 1996.........................................  4-5

      Notes to Consolidated Financial Statements......................................  6-8

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................................... 9-13


Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders.......................   14

   Item 6.  Exhibits and Reports on Form 8-K..........................................14-15

PART 1.   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           CKE RESTAURANTS, INC.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                (Unaudited)


                                                                   August 11,     January 27,
                                                                      1997          1997
                                                                   ----------     -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                        $ 37,927       $ 46,330
   Marketable securities                                                 196            180
   Accounts receivable                                                21,594          7,942
   Related party receivables                                           1,264          2,088
   Inventories                                                        17,670          9,223
   Deferred income taxes, net                                          7,214          7,214
   Other current assets and prepaid expenses                          11,699          7,220
                                                                    --------       --------

          Total current assets                                        97,564         80,197

Property and equipment, net                                          646,490        208,099
Property under capital leases, net                                    38,804         37,115
Long-term investments                                                 47,246         33,268
Notes receivable                                                      14,115          6,210
Related party receivables                                              7,185          9,325
Costs in excess of net assets acquired, net                           52,953         25,560
Other assets                                                          14,686         10,593
                                                                    --------       --------
                                                                    $919,043       $410,367
                                                                    ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                $ 20,798       $    735
   Current portion of capital lease obligations                        5,549          4,766
   Accounts payable                                                   60,560         41,515
   Other current liabilities                                          89,416         36,108
                                                                    --------       --------

          Total current liabilities                                  176,323         83,124
                                                                    --------       --------

Long-term debt                                                       129,515         33,770
Capital lease obligations                                             50,947         48,141
Other long-term liabilities                                          103,571         30,528
Stockholders' equity:
   Preferred stock, $.01  par value; authorized
       5,000,000 shares; none issued or outstanding                       --             --
   Common stock, $.01 par value; authorized
       50,000,000 shares; issued and outstanding
       41,850,606 and 33,218,751 shares                                  419            332
   Additional paid-in capital                                        350,279        126,279
   Retained earnings                                                 107,989         88,193
                                                                    --------       --------

          Total stockholders' equity                                 458,687        214,804
                                                                    --------       --------

                                                                    $919,043       $410,367
                                                                    ========       ========



See Accompanying Notes to Consolidated Financial Statements.

                              CKE RESTAURANTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                        Twelve Weeks Ended         Twenty-eight Weeks Ended
                                                      ------------------------    --------------------------
                                                      August 11,    August 12,    August 11,      August 12,
                                                        1997          1996          1997            1996
                                                      ----------    ----------    ----------      ----------
Revenues:
   Company-operated restaurants:
       Carl's Jr                                      $ 112,953     $ 103,928     $ 257,780       $ 233,438
       Hardee's                                          53,898            --        53,898              --
       Taco Bueno                                        17,690            --        40,078              --
       JB's Restaurants                                  15,166         2,531        35,856           2,531
       HomeTown Buffet                                    9,082         1,480        22,252           1,480
       Other                                              8,088         2,425        17,916           2,425
                                                      ---------     ---------     ---------       ---------
                                                        216,877       110,364       427,780         239,874
                                                      ---------     ---------     ---------       ---------

   Franchised and licensed restaurants:
       Carl's Jr                                         18,459        17,695        42,677          41,119
       Hardee's                                           6,612            --         6,612              --
       JB's Restaurants                                     311            64           660              64
                                                      ---------     ---------     ---------       ---------
                                                         25,382        17,759        49,949          41,183
                                                      ---------     ---------     ---------       ---------

          Total revenues                                242,259       128,123       477,729         281,057
                                                      ---------     ---------     ---------       ---------

Operating costs and expenses:
   Restaurant operations:
       Food and packaging                                66,361        33,459       130,070          72,330
       Payroll and other employee benefits               64,132        29,381       123,738          65,012
       Occupancy and other operating expenses            44,765        22,197        87,951          48,736
                                                      ---------     ---------     ---------       ---------

                                                        175,258        85,037       341,759         186,078

   Franchised and licensed restaurants                   18,960        16,979        41,456          39,155
   Advertising expenses                                  12,719         6,652        24,857          15,107
   General and administrative expenses                   16,518         9,363        32,622          20,549
                                                      ---------     ---------     ---------       ---------

       Total operating costs and expenses               223,455       118,031       440,694         260,889
                                                      ---------     ---------     ---------       ---------

Operating income                                         18,804        10,092        37,035          20,168

Interest expense                                         (4,711)       (2,149)       (7,582)         (4,744)

Other income, net                                         3,497           576         5,802           1,850
                                                      ---------     ---------     ---------       ---------

Income before income taxes                               17,590         8,519        35,255          17,274
Income tax expense                                        7,045         3,327        14,124           6,749
                                                      ---------     ---------     ---------       ---------

Net income                                            $  10,545     $   5,192     $  21,131       $  10,525
                                                      =========     =========     =========       =========

Net income per common and common
   equivalent share                                   $     .28     $     .18     $     .58       $     .37
                                                      =========     =========     =========       =========

Common and common equivalent shares used
   in computing per share amounts                        37,940        28,997        36,218          28,830
                                                      =========     =========     =========       =========



See Accompanying Notes to Consolidated Financial Statements.

                              CKE RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                      Twenty-eight Weeks Ended
                                                                      ----------     ----------
                                                                      August 11,     August 12,
                                                                        1997            1996
                                                                      ----------     ----------
Net cash flow from operating activities:
   Net income                                                         $  21,131      $ 10,525
   Adjustments to reconcile net income to net
     cash provided by operating activities,
     excluding the effect of acquisitions:
       Depreciation and amortization                                     20,753        11,520
       Loss on sale of property and equipment and capital leases          2,126           481
       Write-down of long-lived assets                                       --         1,250
       Net noncash investment and dividend income                        (1,899)          (78)
       Deferred income taxes                                                 --           582
       (Gain) loss on noncurrent asset and liability transactions          (481)          309
       Net change in receivables, inventories and other
         current assets and prepaid expenses                             (2,623)       (4,785)
       Net change in accounts payable and other current liabilities        (176)       12,925
                                                                      ---------      --------

         Net cash provided by operating activities                       38,831        32,729
                                                                      ---------      --------

Cash flow from investing activities:
   Purchases of:
       Marketable securities                                               (393)         (760)
       Property and equipment                                           (39,266)      (19,694)
       Long-term investments                                            (14,199)       (4,130)
   Proceeds from sale of:
       Marketable securities and long-term investments                      393           793
       Property and equipment                                                36         3,254
   Collections on leases receivable                                          87            91
   Increase in notes receivable and related party receivables              (382)         (120)
   Collections on notes receivable and related party receivables          4,544           991
   Net change in other assets                                               867            69
   Acquisitions, net of cash acquired                                  (323,878)      (15,358)
                                                                      ---------      --------

         Net cash used in investing activities                         (372,191)      (34,864)
                                                                      ---------      --------

Cash flow from financing activities:
   Net proceeds from common stock offering                              222,141            --
   Net change in bank overdraft                                          (2,671)        2,630
   Short-term borrowings                                                  5,000         1,200
   Repayments of short-term debt                                             --        (1,200)
   Long-term borrowings                                                 129,389        20,000
   Repayments of long-term debt                                         (20,287)      (27,049)
   Repayments of capital lease obligations                               (2,407)       (1,623)
   Deferred financing costs                                              (4,278)           --
   Net change in other long-term liabilities                             (2,541)         (714)
   Payment of dividends                                                  (1,335)         (743)
   Exercise of stock options                                              1,946         1,023
                                                                      ---------      --------

         Net cash provided by (used in) financing activities            324,957        (6,476)
                                                                      ---------      --------

             Net decrease in cash and cash equivalents                $  (8,403)     $ (8,611)
                                                                      =========      ========



See Accompanying Notes to Consolidated Financial Statements.

                              CKE RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                     Twenty-eight Weeks Ended
                                                    ---------------------------
                                                    August 11,       August 12,
                                                      1997              1996
                                                    ---------        ----------
Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest (net of amounts capitalized)           $   5,135        $  4,730
    Income taxes                                        4,483           1,969

  Noncash investing and financing activities:
    Investing activities:
      Sale of property and equipment                       --           2,469
      Increase in long-term investments                    --          (2,469)
      Stock issued in exchange for Summit Assets           --          11,412

  Summit Acquisition:
    Tangible assets acquired at fair value          $      --        $ 59,772
    Cost in excess of net assets acquired                  --              --
    Liabilities assumed at fair value                      --         (30,716)
                                                    ---------        --------
       Total purchase price                         $      --        $ 29,056
                                                    =========        ========

  Hardee's Acquisition:
    Tangible assets acquired at fair value          $ 461,978        $     --
    Cost in excess of net assets acquired              24,848              --
    Liabilities assumed at fair value                (159,826)             --
                                                    ---------        --------
       Total purchase price                         $ 327,000        $     --
                                                    =========        ========

                              CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 11, 1997 AND AUGUST 12, 1996


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


NOTE (B) LONG-TERM INVESTMENT IN CHECKERS DRIVE-IN RESTAURANTS, INC.

         On February 19, 1997, the Company purchased 6,162,299 shares of Checkers Drive-In Restaurants, Inc. ("Checkers") common stock at $1.14 per share and 61,636 shares of Checkers Series A preferred stock at $114.00 per share for an aggregate purchase price of $14.1 million in connection with a private placement of Checkers' securities to the Company and other investors, including certain related parties. Registration rights with respect to the common stock will commence one year from the date of purchase. The shares of Series A preferred stock acquired by the Company were converted into 6,592,586 additional shares of Checkers common stock. Assuming full exercise of warrants to purchase 7,350,428 additional shares of Checkers common stock owned by the Company, the Company would beneficially own approximately 26.0% of Checkers' outstanding shares.


NOTE (C) ACQUISITION OF HARDEE'S FOOD SYSTEMS, INC.

         On July 15, 1997, the Company acquired Hardee's Food Systems, Inc., the operator and franchisor of the Hardee's(R) quick-service hamburger restaurant concept ("Hardee's"). In connection with the acquisition, which was accounted for as a purchase, the Company acquired all of the issued and outstanding shares of Hardee's, for cash consideration of $327.0 million. The purchase price remains subject to adjustment to an amount to be agreed upon by the Company and Imasco Holdings, Inc. which represents the net asset value of Hardee's as of July 15, 1997.

         On July 15, 1997, the Company also (i) completed the sale of 8,337,500 shares of the Company's Common Stock to the public for net proceeds of $222.1 million, and (ii) entered into a new bank credit facility and incurred borrowings of $133.9 million thereunder (see Note (D)). The net proceeds of the public offering and such borrowings were primarily used to finance the acquisition of Hardee's.

         Selected unaudited pro forma combined results of operations for the 28-week periods ended August 11, 1997 and August 12, 1996, assuming the acquisition occurred on January 30, 1996, using actual restaurant-level margins and general and administrative expenses prior to the acquisition are presented as follows:

                                                    Twenty-eight Weeks Ended
                                                   ---------------------------
                                                   August 11,       August 12,
                                                     1997              1996
                                                   --------         ----------
         Total revenues                            $819,010         $680,004
         Net income (loss)                         $ 25,102         $ (3,177)
         Net income (loss) per common
            and common equivalent share            $    .58         $   (.09)

                              CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 11, 1997 AND AUGUST 12, 1996

(Continued)

NOTE (D) LONG-TERM DEBT

         Effective July 15, 1997, the Company entered into a new bank credit facility (the "New Credit Facility"), which replaced the unsecured bank credit facility entered into by the Company in July 1996. The New Credit Facility consists of a $75.0 million term loan facility and a $225.0 million revolving credit facility (which includes a $40.0 million letter of credit subfacility). On July 15, 1997, the Company incurred $75.0 million of borrowings under the term loan facility and $58.9 million of borrowings under the revolving credit facility to finance a portion of the consideration required to acquire Hardee's. Principal repayments under the term loan facility are due in equal quarterly installments of $3.75 million, commencing on October 15, 1997 and continuing thereafter until the final maturity of the New Credit Facility in July 2002. Additional borrowings under the revolving credit facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, and any outstanding amounts thereunder will become due in July 2002. The Company is required to repay borrowings under the New Credit Facility with the proceeds from certain asset sales (unless the net proceeds of such sales are reinvested in the Company's business), from the issuance of certain equity securities or from the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin (1.375% initially), with margin adjustments dependent on certain financial ratios from time to time.

         Borrowings and other obligations of the Company under the New Credit Facility are general unsubordinated obligations of the Company and are secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries have also guaranteed such borrowings and other obligations, and are also secured by certain franchise rights, accounts receivable, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The New Credit Facility also contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses and (iii) limit the Company and its subsidiaries from making capital expenditures and certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. In addition, the Company is required by the New Credit Facility to comply with specified financial ratios and tests.


NOTE (E) NEW ACCOUNTING PRONOUNCEMENTS

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for fiscal years ending after December 15, 1997. SFAS 128 introduces and requires the presentation of "basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. Dual presentation of "diluted" earnings per share, reflecting the dilutive effects of all common stock equivalents, will also be required. The diluted presentation is similar to the current presentation of fully diluted earnings per share. Management has not determined whether the adoption of SFAS 128 will have a material impact on the Company's combined financial position or results of operations.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not determined whether the adoption of SFAS 130 will have a material impact on the Company's combined financial position or results of operations.

                              CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 11, 1997 AND AUGUST 12, 1996

(Continued)

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, information about the revenues derived from the enterprise's products or services, and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's segment reporting.

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Consolidated net income for the 12-week period ended August 11, 1997 increased 103.1% to $10.5 million, or $0.28 per share as compared with net income of $5.2 million, or $0.18 per share for the prior year quarter. Net income for the 28-week period ended August 11, 1997, increased 100.8% to $21.1 million, or $0.58 per share as compared with net income of $10.5 million, or $0.37 per share for the comparable prior year period. These positive results were primarily due to continued sales growth resulting from the Company's dual-branding and image enhancement programs in its Carl's Jr. restaurants, increased advertising and continued improvements in operating efficiencies in the Company-operated Carl's Jr. restaurants, and the additional operations of the Company's recently acquired subsidiaries, all of which were profitable during the second quarter of fiscal 1998.

         The Company is continuing with the conversion of certain of its existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, pursuant to an amended agreement with GB Foods Corporation. As of August 11, 1997, there were 82 Company-operated and 10 franchised Carl's Jr./Green Burrito dual-brand restaurants operating. Post-conversion revenues in the second quarter of fiscal 1998 for the 38 Company-operated Carl's Jr./Green Burrito dual-brand restaurants were approximately 23.5% higher than pre-conversion same-store sales in the comparable prior year period.

         As part of the Company's chain-wide Carl's Jr. restaurant remodeling program, over 300 remodels have been completed as of the end of the second quarter, representing over 70% of the Company-operated Carl's Jr. restaurants. The Company expects to have substantially all Company-operated Carl's Jr. units remodeled by December 1997.

         During the 12 weeks ended August 11, 1997, the Company acquired all of the issued and outstanding shares of Hardee's Food Systems, Inc., the operator and franchisor of the Hardee's(R) quick-service hamburger restaurant concept. See Notes (C) and (D) of Notes to the Company's consolidated financial statements as of and for the periods ended August 11, 1997. As of July 15, 1997, the Hardee's system included 3,119 restaurants of which 782 were operated by Hardee's and 2,337 were operated by Hardee's franchisees and licensees. In order to facilitate the integration of Hardee's, the Company named Rory J. Murphy, formerly Executive Vice President, Restaurant Operations of the Company, as President and Chief Operating Officer of Hardee's. The Company's results of operations as of and for the 12 weeks ended August 11, 1997 include the results of operations of the acquired Hardee's restaurants and franchise operations for four weeks and the effects of the related financing transactions, including the issuance of 8,337,500 shares of Common Stock in a public offering and a significant increase in long-term indebtedness.

         This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; demands placed on management and capital resources by the substantial increase in the size of the Company resulting from the acquisition of Hardee's; changes in the Company's integration plans for Hardee's and its expansion plans; and risks that sales growth resulting for the Company's current and future remodeling and dual-branding of restaurants and other operating strategies can be sustained at the current levels experienced.


RESULTS OF OPERATIONS

         Revenues from Company-operated restaurants, comprised mainly of sales from Carl's Jr. restaurants, increased $106.5 million or 96.5% and $187.9 million or 78.3% for the 12- and 28-week periods ended August 11, 1997 to $216.9 million and $427.8 million, respectively. Carl's Jr. revenues for the 12- and 28-week periods accounted for sales increases of $9.0 million and $24.3 million, respectively. Also

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

(Continued)

contributing to the overall increase were the operations of Summit and Rally's which were added in the second quarter of fiscal 1997. Revenues from Company-operated restaurants for these two operations increased $21.3 million and $1.0 million for the 12-week period ended August 11, 1997, respectively, and $56.9 million and $5.5 million for the 28-week period ended August 11, 1997, respectively. Additionally, Hardee's Company-operated restaurants added another $53.9 million to revenues and Casa Bonita Incorporated contributed $21.3 million and $47.3 million for the 12- and 28-week periods ended August 11, 1997, respectively. On a same-store sales basis (calculated using only restaurants in operation for the full periods being compared), revenues from Company-operated Carl's Jr. restaurants increased 4% in the 12-week period ended August 11, 1997 on top of an 10% increase in the second quarter of fiscal 1997. Per store averages in Company-operated Carl's Jr. restaurants continue to increase and reached $1,140,300 on a 13-period rolling basis. The increase in revenues from Company-operated Carl's Jr. restaurants is primarily the result of the continued momentum in the Company's various sales enhancement programs which include the continuation of its conversion of existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, the continued focus on promoting great tasting new and existing food products through increased innovative advertising, and the image enhancement of its restaurants through a chain-wide remodeling program. Higher average sales and transaction counts per restaurant and an increase in the number of Company-operated restaurants operating in the current year as compared with the prior year also contributed to the increase in revenues from Company-operated Carl's Jr. restaurants.

         Revenues from franchised and licensed restaurants for the 12- and 28-week periods ended August 11, 1997 increased 42.9% to $25.4 million and 21.3% to $49.9 million, respectively, over the same prior year periods. The increase is due to the royalties earned by Hardee's franchise system and to increased royalties from, and food purchases by, franchisees of Carl's Jr. as a result of higher sales volume at franchised Carl's Jr. restaurants, partially offset by a decrease in the number of franchised and licensed Carl's Jr. restaurants operating as compared with the prior year.

         Restaurant-level margins of the Company's consolidated restaurant operations decreased in the 12- and 28-week periods ended August 11, 1997 by 3.8% and 2.3%, respectively, as compared with the prior year periods, primarily reflecting the impact of higher operating costs at Summit's family-style restaurant concepts, which were acquired in the latter half of the second quarter of fiscal 1997, and at the Hardee's quick-service hamburger restaurants, which were acquired in the current quarter. The family-style segment of the restaurant industry typically has lower margins than the quick-service segment of the industry, mainly due to increased labor and food costs. With only four weeks of operations included in the Company's second quarter results, Hardee's is beginning to see improvements in its restaurant-level margins, which are generally lower than the Company's other quick-service restaurant concepts. The Company anticipates improving Hardee's margins through many of the same cost saving measures it has implemented at its Carl's Jr. restaurants over the past three to four years. While the Company's consolidated restaurant-level margins decreased during the first two quarters of fiscal 1998, restaurant-level margins for the Company's Carl's Jr. restaurants chain continued to increase, reaching 24.6% and 24.2% for the 12- and 28-week periods ended August 11, 1997, respectively. These improved results in the Company's Carl's Jr. restaurant-level operating margins reflect the Company's continued commitment to improve the cost structure of its Carl's Jr. restaurants, particularly in the areas of increased purchasing efficiencies for food and paper, improving labor productivity and reducing workers' compensation costs. As a percentage of revenues from Company-operated Carl's Jr. restaurants, food and paper have decreased 0.4% to 29.7%, and 0.3% to 29.8%, respectively, for the 12- and 28-week periods ended August 11, 1997 as compared with the same periods a year ago, despite increased pressure from commodity prices and a change in the product mix as a result of the promotion of larger, more expensive sandwiches. As a percentage of revenues from Company-operated Carl's Jr. restaurants, payroll and other employee benefits have decreased 0.8% to 25.3%, and 1.2% to 25.7%, respectively, for the 12- and 28-week periods ended August 11, 1997 as compared with the same periods a year ago, notwithstanding the October 1, 1996 increase in the federal minimum wage and the additional March 1997 increase in California state minimum wage level. Occupancy and other operating expenses as a percentage of revenues from Company-operated restaurants have increased 0.6% to 20.4% and 0.1% to 20.3%, respectively, for the 12- and 28-week periods as compared with the same periods in the prior year, mainly due to increased equipment costs as the Company implements updated data technology at its restaurants.

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

(Continued)

         Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Legislation increasing the federal minimum wage as of October 1, 1996 has resulted in higher labor costs to the Company and its franchisees. An additional increase in the federal minimum wage became effective in September 1997. Moreover, as a result of recent legislation in California, the California state minimum wage was increased effective March 1997. The Company anticipates that increases in the minimum wage may be offset through pricing and other cost control efforts; however, there can be no assurance that the Company or its franchisees will be able to pass such additional costs on to customers in whole or in part.

         Franchised and licensed restaurant costs have increased 11.7% and 5.9% for the 12- and 28-week periods ended August 11, 1997, respectively, over the same periods of the prior year. The increase is primarily due to additional costs from Hardee's franchise operations. As a percentage of franchised and licensed revenues, these costs have decreased 20.9% and 12.1% for the 12- and 28-week periods ended August 11, 1997, respectively, over the same prior year periods. Hardee's earns the majority of its income from franchised and licensed restaurants through royalties, whereas Carl's Jr. earns the majority of its income from food purchases by franchisees. As a result, the cost structure associated with Hardee's revenue from franchised and licensed restaurants is significantly lower than that associated with Carl's Jr. franchise operations.

         Advertising expenses increased $6.1 million and $9.8 million for the 12- and 28-week periods ended August 11, 1997, respectively, over the same prior year periods. Advertising expenses have become increasingly important in the current competitive environment and, as a result, have increased in terms of dollars spent in fiscal 1998 as compared with fiscal 1997 while remaining relatively consistent as a percentage of Company-operated revenues. The Company has seen positive same-store sales growth in its Carl's Jr. restaurants in each subsequent quarter since the Company began its innovative advertising campaign in May 1995.

         General and administrative expenses increased $7.2 million and $12.1 million to $16.5 million and $32.6 million, respectively, for the 12- and 28-week periods ended August 11, 1997 over the comparable prior year periods. However, as a percentage of total revenues, these expenses decreased 0.5% as compared with the same prior year periods, reflecting the economies of scale the Company is realizing by absorbing certain costs from acquired businesses into the Company's existing infrastructure. The increase in general and administrative expenses in the 12-and 28-week periods ended August 11, 1997 is primarily the result of adding the expenses associated with support of the operations of the newly acquired concepts, recording incentive compensation accruals for regional restaurant management and selected corporate employees as a result of improved restaurant operating performance, and increased goodwill amortization expense.

         Interest expense for the 12- and 28-week periods ended August 11, 1997 increased $2.6 million and $2.8 million, respectively, as compared with the prior year periods, primarily as a result of additional borrowings required to complete the acquisition of Hardee's and the write-off of certain loan fees associated with the termination or repayment of certain of the Company's previous credit agreements.

         Other income, net, is primarily comprised of investment income, interest on notes and leases receivable, gains and losses on sales of restaurants, income and loss on long-term investments, and other non-recurring income. Other income, net, increased $2.9 million and $4.0 million, respectively, from the 12- and 28-week periods ended August 12, 1996, generally from interest income earned on the Company's note receivable from Checkers and amortization of the related discount in addition to dividend and lease income recorded from the Company's long-term investment in Boston West, L.L.C.


FINANCIAL CONDITION

         For the 28-week period ended August 11, 1997, the Company generated cash flows from operating activities of $38.8 million, compared with $32.7 million for the same period of the prior year. This increase was primarily due to increased sales levels from the newly acquired concepts and increased operating margins in the Company's Carl's Jr. restaurants. Cash and cash equivalents in the current period

                             CKE RESTAURANTS, INC.
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(Continued)

decreased $8.4 million from January 27, 1997, as the Company used cash flows from operations to fund capital additions of approximately $39.3 million, to fund the Company's long-term investment in Checkers of $14.1 million, to pay dividends to its stockholders of approximately $1.3 million, and to reduce the Company's bank overdraft by $2.7 million. The increase in new long-term and short-term borrowings of $129.4 million and $5.0 million, respectively, combined with the net proceeds from the common stock offering of $222.1 million were primarily used to fund the acquisition of Hardee's for $320.6 million (net of cash acquired) and to replace existing long-term debt of $20.0 million. The decrease in cash and cash equivalents was partially offset by cash generated from collections on notes receivable and related party receivables of approximately $4.5 million and the exercise of stock options which generated approximately $1.9 million. Total cash and cash equivalents available to the Company as of August 11, 1997 was $37.9 million.

         Effective July 15, 1997, the Company entered into a new bank credit facility (the "New Credit Facility"), which replaced the unsecured bank credit facility entered into by the Company in July 1996. The New Credit Facility consists of a $75.0 million term loan facility and a $225.0 million revolving credit facility (which includes a $40.0 million letter of credit subfacility). On July 15, 1997, the Company incurred $75.0 million of borrowings under the term loan facility and $58.9 million of borrowings under the revolving credit facility to finance a portion of the consideration required to acquire Hardee's. Principal repayments under the term loan facility are due in equal quarterly installments of $3.75 million, commencing on October 15, 1997 and continuing thereunder until the final maturity of the New Credit Facility in July 2002. Additional borrowings under the revolving credit facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, and any outstanding amounts thereunder will become due in July 2002. The Company is required to repay borrowings under the New Credit Facility with the proceeds from certain asset sales (unless the net proceeds of such sales are reinvested in the Company's business), from the issuance of certain equity securities or from the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin (1.375% initially), with margin adjustments dependent on certain financial ratios from time to time.

         Borrowings and other obligations of the Company under the New Credit Facility are general unsubordinated obligations of the Company and are secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries have also guaranteed such borrowings and other obligations, and are also secured by certain franchise rights, accounts receivable, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The New Credit Facility also contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses and (iii) limit the Company and its subsidiaries from making capital expenditures and certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. In addition, the Company is required by the New Credit Facility to comply with specified financial ratios and tests.

         The Company's primary source of liquidity is its revenues from Company-operated restaurants, which are generated in cash and which are usually received well before related accounts payable for food, beverages and supplies become due. Future capital needs will arise primarily for the acquisition or construction of new restaurants, the remodeling of existing restaurants, the conversion of certain restaurants to the Carl's Jr./Green Burrito dual-brand concept and capital expenditures to be incurred in connection with the Company's integration of Hardee's. The Company plans to open up to 33 new Company-operated Carl's Jr. restaurants and 22 franchised Carl's Jr. restaurants and up to four new Taco Bueno restaurants in fiscal 1998. The Company also expects to continue with its schedule to remodel substantially all of the remaining Company-operated Carl's Jr. restaurants, and to convert up to 60 Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants each year during the extended term of the Company's agreement with GB Foods Corporation.

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

(Continued)

         The Company believes that cash generated from its various restaurants operations, along with cash and cash equivalents on hand as of August 11, 1997 and amounts available under the New Credit Facility, will provide the Company with the funds necessary to meet all of its capital spending and working capital requirements for at least the next 12 months. If those sources of capital are insufficient to satisfy the Company's capital spending and working capital requirements, or if the Company determines to make any significant acquisitions of or investments in other businesses, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sales, if any, of additional equity or debt securities could result in additional dilution to the Company's stockholders.

PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         The Annual Meeting of Stockholders of CKE Restaurants, Inc. was held on June 18, 1997, for the purpose of electing certain members of the board of directors.

         Management's nominees for directors were elected by the following vote:

                                              Shares Voted     Authority To Vote
                                                 "FOR"            "WITHHELD"
                                              ------------     -----------------

                    William P. Foley II        30,294,591           103,046

                    Carl N. Karcher            30,281,241           116,396

                    W. Howard Lester           30,016,087           381,550


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


         (a) Exhibits:

               10.46  Employment agreement dated July 15, 1997, by and between
                      Hardee's Food Systems, Inc. and Rory J. Murphy.
               11     Calculation of Earnings per Share.
               27     Financial Data Schedule (included in electronic filing
                      only).

         (b) Current Reports on Form 8-K:

               A Current Report on Form 8-K dated July 15, 1997 was filed during the second quarter of the fiscal year to report the Company's acquisition of Hardee's.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CKE RESTAURANTS, INC.




Date:  September 24, 1997              By: /s/  Carl A. Strunk
                                           -------------------------------------
                                           Executive Vice President, and
                                           Chief Financial Officer

                                 EXHIBIT INDEX



    Exhibit
    Number              Description
    -------             -----------
    10.46               Employment agreement dated July 15, 1997, by and between
                        Hardee's Food Systems, Inc. and Rory J. Murphy.

    11                  Calculation of Earnings per Share.

    27 Financial Data Schedule (included in electronic filing only).