Form 10-Q
period 1997-11-03
CKE RESTAURANTS INC
filed 1997-12-18
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934.

         For the quarterly period ended           November 3, 1997
                                             --------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934.

         For the transition period from _____________ to ___________


                         Commission file number    1-13192
                                                -------------

                              CKE RESTAURANTS, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        33-0602639
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

1200 North Harbor Boulevard, Anaheim, CA                      92801
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code        (714) 774-5796
                                                   -----------------------------

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

         41,993,018 shares of Common Stock, par value $.01 per share, as of December 12, 1997

                              CKE RESTAURANTS, INC.
                              ---------------------

                                      INDEX
                                      -----

                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of November 3, 1997 and January 27, 1997..........................     2

         Consolidated Statements of Income for the twelve and forty weeks
             ended November 3, 1997 and November 4, 1996..................................................     3

         Consolidated Statements of Cash Flows for the forty weeks ended
             November 3, 1997 and November 4, 1996........................................................   4-5

         Notes to Consolidated Financial Statements.......................................................   6-8

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................................................  9-12

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K............................................................ 13-14

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
        ---------------------------------

                              CKE RESTAURANTS, INC.
                              ---------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)
                                   (Unaudited)

                                                       November 3,       January 27,
                                                          1997              1997
                                                       -----------       -----------
                                     ASSETS
Current assets:
     Cash and cash equivalents                          $ 37,963          $ 46,330
     Accounts receivable                                  27,006             7,942
     Related party receivables                             1,159             2,088
     Inventories                                          16,812             9,223
     Deferred income taxes, net                              912             7,214
     Other current assets and prepaid expenses            14,454             7,400
                                                        --------          --------

             Total current assets                         98,306            80,197

Property and equipment, net                              620,520           208,099
Property under capital leases, net                        37,123            37,115
Long-term investments                                     48,073            33,268
Notes receivable                                          13,402             6,210
Related party receivables                                  7,414             9,325
Costs in excess of net assets acquired, net               72,046            25,560
Other assets                                              14,966            10,593
                                                        --------          --------

                                                        $911,850          $410,367
                                                        ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                  $ 15,799          $    735
     Current portion of capital lease obligations          5,318             4,347
     Accounts payable                                     73,556            41,515
     Other current liabilities                            77,486            36,527
                                                        --------          --------

             Total current liabilities                   172,159            83,124
                                                        --------          --------

Long-term debt                                           125,633            33,770
Capital lease obligations                                 48,544            48,141
Other long-term liabilities                               93,923            30,528

Stockholders' equity:
     Preferred stock, $.01  par value; authorized
         5,000,000 shares; none issued or outstanding         --                --
     Common stock, $.01 par value; authorized
         50,000,000 shares; issued and outstanding
         41,988,018 and 33,218,751 shares                    420               332
     Additional paid-in capital                          351,759           126,279
     Retained earnings                                   119,412            88,193
                                                        --------          --------
             Total stockholders' equity                  471,591           214,804
                                                        --------          --------

                                                        $911,850          $410,367
                                                        ========          ========


See Accompanying Notes to Consolidated Financial Statements.

                              CKE RESTAURANTS, INC.
                              ---------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Twelve Weeks Ended               Forty Weeks Ended
                                                    --------------------------      ---------------------------
                                                    November 3,     November 4,     November 3,     November 4,
                                                       1997            1996            1997            1996
                                                     ---------       ---------       ---------       ---------
Revenues:
     Company-operated restaurants:
         Carl's Jr                                   $ 117,352       $ 106,106       $ 375,132       $ 339,544
         Hardee's                                      146,501              --         200,399              --
         Taco Bueno                                     17,211           6,784          57,289           6,784
         JB's Restaurants                               14,843          14,981          50,699          17,512
         HomeTown Buffet                                 5,244           8,760          27,496          10,240
         Other                                           5,725           6,825          23,641           9,250
                                                     ---------       ---------       ---------       ---------
                                                       306,876         143,456         734,656         383,330
                                                     ---------       ---------       ---------       ---------
     Franchised and licensed restaurants:
         Carl's Jr                                      18,687          18,248          61,089          58,973
         Hardee's                                       21,628              --          28,240              --
         Other                                             264             389             928             452
                                                     ---------       ---------       ---------       ---------
                                                        40,579          18,637          90,257          59,425
                                                     ---------       ---------       ---------       ---------
         Total revenues                                347,455         162,093         824,913         442,755
                                                     ---------       ---------       ---------       ---------
Operating costs and expenses:
     Restaurant operations:
         Food and packaging                             95,530          44,998         225,591         117,328
         Payroll and other employee benefits            96,838          40,225         220,576         105,237
         Occupancy and other operating expenses         60,863          29,865         148,635          77,705
                                                     ---------       ---------       ---------       ---------

                                                       253,231         115,088         594,802         300,270

     Franchised and licensed restaurants                27,459          17,155          69,668          56,678
     Advertising expenses                               17,431           7,729          42,293          22,837
     General and administrative expenses                24,240          10,618          55,759          30,148
                                                     ---------       ---------       ---------       ---------

         Total operating costs and expenses            322,361         150,590         762,522         409,933
                                                     ---------       ---------       ---------       ---------

Operating income                                        25,094          11,503          62,391          32,822

Interest expense                                        (4,444)         (2,759)        (12,027)         (7,503)

Other income, net                                        1,192             514           6,733           1,213
                                                     ---------       ---------       ---------       ---------

Income before income taxes                              21,842           9,258          57,097          26,532

Income tax expense                                       8,740           3,670          22,864          10,419
                                                     ---------       ---------       ---------       ---------

Net income                                           $  13,102       $   5,588       $  34,233       $  16,113
                                                     =========       =========       =========       =========

Net income per common and common
     equivalent share                                $     .30       $     .19       $     .88       $     .55
                                                     =========       =========       =========       =========

Common and common equivalent shares used
     in computing per share amounts                     43,367          29,735          38,780          29,199
                                                     =========       =========       =========       =========



See Accompanying Notes to Consolidated Financial Statements.

                              CKE RESTAURANTS, INC.
                              ---------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                    Forty Weeks Ended
                                                                                               ---------------------------
                                                                                               November 3,     November 4,
                                                                                                   1997           1996
                                                                                                ---------       ---------
Net cash flow from operating activities:
   Net income                                                                                   $  34,233       $  16,113
   Adjustments to reconcile net income to net cash provided by operating activities, excluding the effect of acquisitions:
      Depreciation and amortization                                                                34,583          18,846
      Loss on sale of property and equipment and capital leases                                     2,172             848
      Net noncash investment and dividend income                                                   (2,734)           (661)
      Deferred income taxes                                                                         6,266             547
      Loss on noncurrent asset and liability transactions                                             716             487
      Write-down of long-lived assets                                                                  --           1,250
      Net change in receivables, inventories and other current assets and prepaid expenses         (4,110)         (6,056)
      Net change in accounts payable and other current liabilities                                (18,773)          8,016
                                                                                                ---------       ---------

        Net cash provided by operating activities                                                  52,353          39,390
                                                                                                ---------       ---------

Cash flow from investing activities:
   Purchases of:
      Marketable securities                                                                          (393)           (760)
      Property and equipment                                                                      (70,499)        (32,795)
      Long-term investments                                                                       (14,054)         (5,986)
   Proceeds from sales of:
      Marketable securities and long-term investments                                                 393           2,689
      Property and equipment                                                                        2,918           3,779
   Collections on leases receivable                                                                   140             139
   Increase in notes receivable and related party receivables                                        (464)           (120)
   Collections on notes receivable and related party receivables                                    5,672           2,706
   Net change in other assets                                                                        (388)         (1,938)
   Acquisitions, net of cash acquired                                                            (321,132)        (52,123)
   Dispositions, net of cash surrendered                                                           16,286              --
                                                                                                ---------       ---------

        Net cash used in investing activities                                                    (381,521)        (84,409)
                                                                                                ---------       ---------

Cash flow from financing activities:
   Net proceeds from common stock offering                                                        222,343              --
   Net change in bank overdraft                                                                     1,803           9,334
   Short-term borrowings                                                                           20,000           1,200
   Repayments of short-term borrowings                                                             (8,750)         (1,200)
   Long-term borrowings                                                                           114,389          58,000
   Repayments of long-term borrowings                                                             (20,418)        (27,090)
   Repayments of capital lease obligations                                                         (3,728)         (2,949)
   Deferred financing costs                                                                        (4,118)             --
   Net change in other long-term liabilities                                                         (933)         (1,181)
   Payment of dividends                                                                            (3,012)         (1,514)
   Exercise of stock options                                                                        3,225           2,160
                                                                                                ---------       ---------

        Net cash provided by financing activities                                                 320,801          36,760
                                                                                                ---------       ---------

           Net decrease in cash and cash equivalents                                            $  (8,367)      $  (8,259)
                                                                                                =========       =========


See Accompanying Notes to Consolidated Financial Statements.

                              CKE RESTAURANTS, INC.
                              ---------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Forty Weeks Ended
                                                        ---------------------------
                                                        November 3,     November 4,
                                                           1997            1996
                                                        ---------       ---------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest (net of amounts capitalized)              $   9,559       $   7,325
     Income taxes                                          15,433           5,000
   Noncash investing and financing activities:
     Investing activities:
        Sale of property and equipment                         --           2,469
        Increase in long-term investments                      --          (2,469)
        Stock issued in exchange for Summit Assets             --          11,412
     Summit Acquisition:
        Tangible assets acquired at fair value          $      --       $  59,772
        Cost in excess of net assets acquired                  --              --
        Liabilities assumed at fair value                      --         (30,716)
                                                        ---------       ---------
          Total purchase price                          $      --       $  29,056
                                                        =========       =========
     Casa Bonita Acquisition:
        Tangible assets acquired at fair value          $      --       $  40,672
        Cost in excess of net assets acquired                  --           9,860
        Liabilities assumed at fair value                      --          (8,532)
                                                        ---------       ---------
          Total purchase price                          $      --       $  42,000
                                                        =========       =========
     Hardee's Acquisition:
        Tangible assets acquired at fair value          $ 439,908       $      --
        Cost in excess of net assets acquired              47,338              --
        Liabilities assumed at fair value                (160,246)             --
                                                        ---------       ---------
          Total purchase price                          $ 327,000       $      --
                                                        =========       =========
     Disposition of Assets:
        Tangible assets disposed at book value          $  18,832       $      --
        Liabilities relieved at book value                 (8,410)             --
                                                        ---------       ---------
          Total cash proceeds                           $  10,422       $      --
                                                        =========       =========

                              CKE RESTAURANTS, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      NOVEMBER 3, 1997 AND NOVEMBER 4, 1996
                      -------------------------------------

NOTE (A)  BASIS OF PRESENTATION
-------------------------------

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

        Operating results for fiscal 1998 include 16 weeks of operations for Hardee's Food Systems, Inc. ("Hardee's"), which was acquired on July 15, 1997 (see Note (B)) and 35 weeks of operations for the 16 HomeTown Buffet franchised restaurants and two Casa Bonita theme restaurants that were disposed of in connection with the initial public offering of Star Buffet, Inc. ("Star Buffet") on September 30, 1997 (see Note (C)). Fiscal 1997 results include 14 weeks of Summit Family Restaurants Inc., 18 weeks of the 26 Rally's restaurants operated by the Company, and five weeks of Taco Bueno Incorporated, formerly known as Casa Bonita Incorporated.

NOTE (B) ACQUISITION OF HARDEE'S FOOD SYSTEMS, INC.
---------------------------------------------------

        On July 15, 1997, the Company acquired Hardee's Food Systems, Inc., the operator and franchisor of the Hardee's(R) quick-service hamburger restaurant concept. In connection with the acquisition, which was accounted for as a purchase, the Company acquired all of the issued and outstanding shares of Hardee's for cash consideration of $327.0 million. The purchase price remains subject to adjustment to an amount to be agreed upon by the Company and Imasco Holdings, Inc. which represents the net asset value of Hardee's as of July 15, 1997.

        On July 15, 1997, the Company also (i) completed the sale of 8,337,500 shares of the Company's Common Stock to the public for net proceeds of $222.3 million and (ii) entered into a new bank credit facility and incurred borrowings of $133.9 million thereunder (see Note (D)) of which $125.2 million remained outstanding as of November 3, 1997. The net proceeds of the public offering and such borrowings were primarily used to finance the acquisition of Hardee's.

        Selected unaudited pro forma combined results of operations for the 40-week periods ended November 3, 1997 and November 4, 1996, assuming the acquisition occurred on January 30, 1996, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, are presented as follows:

                                                   Forty Weeks Ended
                                              ---------------------------
                                              November 3,      November 4,
                                                 1997             1996
                                              ----------       ----------
        Total revenues                        $1,166,194       $1,052,091
        Net income (loss)                     $   36,388       $   (4,541)
        Net income (loss) per common
            and common equivalent share       $     0.84       $    (0.12)


NOTE (C) INITIAL PUBLIC OFFERING OF STAR BUFFET, INC.
-----------------------------------------------------

        On September 30, 1997, the Company participated in an initial public offering of its buffet-style restaurant operations. Prior to the offering, the Company formed Star Buffet to continue to operate its 16 HomeTown Buffet franchised restaurants and two Casa Bonita theme restaurants. Star Buffet then completed an initial public offering of 3,450,000 shares of its common stock, of which 600,000 shares were sold by the Company as a selling shareholder. The Company received net proceeds of $6.7 million in connection with such sale, and retained an approximate 37% interest in Star Buffet. The Company also received dividend income of $9.3

                              CKE RESTAURANTS, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      NOVEMBER 3, 1997 AND NOVEMBER 4, 1996
                      -------------------------------------

(continued)

million in the transaction, and sold the net assets of two Casa Bonita restaurants to Star Buffet for their net book value of $1.1 million. The Company continues to own and operate the JB's Restaurants and Galaxy Diner restaurant concepts in its new subsidiary, JB's Restaurants, Inc. Operating results for fiscal 1998 include 35 weeks of operations for the 16 HomeTown Buffet franchised restaurants and two Casa Bonita restaurants.

NOTE (D) LONG-TERM DEBT
-----------------------

        Effective July 15, 1997, the Company entered into a new bank credit facility (the "New Credit Facility"), which replaced the unsecured bank credit facility entered into by the Company in July 1996. The New Credit Facility consists of a $75.0 million term loan facility and a $225.0 million revolving credit facility (which includes a $55.0 million letter of credit subfacility). On July 15, 1997, the Company incurred $75.0 million of borrowings under the term loan facility and $58.9 million of borrowings under the revolving credit facility to finance a portion of the consideration required to acquire Hardee's, of which $71.3 million and $53.9 million, respectively, remain outstanding as of November 3, 1997. Principal repayments under the term loan facility are due in equal quarterly installments of $3.75 million, commencing on October 15, 1997 and continuing thereafter until the final maturity of the New Credit Facility in July 2002. Additional borrowings under the revolving credit facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, and any outstanding amounts thereunder will become due in July 2002. The Company is required to repay borrowings under the New Credit Facility with the proceeds from certain asset sales (unless the net proceeds of such sales are reinvested in the Company's business), from the issuance of certain equity securities or from the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin, with margin adjustments dependent on certain financial ratios from time to time.

        Borrowings and other obligations of the Company under the New Credit Facility are general unsubordinated obligations of the Company and are secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries have also guaranteed such borrowings and other obligations, and are also secured by certain franchise rights, accounts receivable, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The New Credit Facility also contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses and (iii) limit the amount of capital expenditures and certain restricted payments (including dividends and repurchases of stock) the Company and its subsidiaries may make, subject in certain circumstances to specified financial tests. In addition, the Company is required by the New Credit Facility to comply with specified financial ratios and tests.

NOTE (E) NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

        In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective for fiscal years ending after December 15, 1997. SFAS 128 introduces and requires the presentation of "basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. Dual presentation of "diluted" earnings per share, reflecting the dilutive effects of all common stock equivalents, will also be required. The diluted presentation is similar to the current presentation of fully diluted earnings per share. Management has not determined whether the adoption of SFAS 128 will have a material impact on the Company's reporting of its consolidated financial position or results of operations.

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

                              CKE RESTAURANTS, INC.
                              ---------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                      NOVEMBER 3, 1997 AND NOVEMBER 4, 1996
                      -------------------------------------

(continued)

comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not determined whether the adoption of SFAS 130 will have a material impact on the Company's reporting of its consolidated financial position or results of operations.

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

                              CKE RESTAURANTS, INC.
                              ---------------------
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

OVERVIEW

        Consolidated net income for the 12-week period ended November 3, 1997 increased 134.5% to $13.1 million, or $0.30 per share as compared with net income of $5.6 million, or $0.19 per share for the prior year quarter. Net income for the 40-week period ended November 3, 1997 increased 112.5% to $34.2 million, or $0.88 per share as compared with net income of $16.1 million, or $0.55 per share for the comparable prior year period. These positive results were primarily due to the additional operations of the Company's recently acquired concepts, including the Company-operated Hardee's restaurants and the Hardee's franchise system, all of which were profitable during the third quarter of fiscal 1998, the continued sales growth resulting from the Company's dual-branding and image enhancement programs in its Carl's Jr. restaurants, increased advertising and continued improvements in operating efficiencies in the Company-operated Carl's Jr. and Hardee's restaurants.

        The Company is continuing with the conversion of certain of its existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, pursuant to an amended agreement with GB Foods Corporation. As of November 3, 1997, there were 97 Company-operated and 11 franchised dual-brand restaurants operating. In addition, the Company has remodeled substantially all of its Carl's Jr. restaurants as of the end of the third quarter. The Company expects to complete its image enhancement program for its Carl's Jr. units by the end of fiscal 1998.

        During the 12 weeks ended November 3, 1997, the Company converted 47 Hardee's restaurants in the Oklahoma City area to the first Carl's Jr./Hardee's dual-brand restaurants, which are serving Hardee's breakfast and Carl's Jr. charbroiled burgers and chicken sandwiches. Same-store sales increases in the first full four-week reporting period after conversion were 19.6% over the comparable prior year period. Conversion also began in the second test market, Peoria, Illinois, where 29 Hardee's restaurants are scheduled to be converted by the end of December.

        This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; demands placed on management and capital resources by the substantial increase in the size of the Company resulting from the acquisition of Hardee's, changes in the Company's integration plans for Hardee's and its expansion plans; and risks that sales growth resulting from the Company's current and future remodeling and dual-branding of restaurants and other operating strategies can be sustained at the current levels experienced.

RESULTS OF OPERATIONS

        Revenues from Company-operated restaurants increased $163.4 million or 113.9% and $351.3 million or 91.7% for the 12- and 40-week periods ended November 3, 1997 to $306.9 million and $734.7 million, respectively. Carl's Jr. Company-operated revenues for the 12- and 40-week periods accounted for sales increases of $11.2 million and $35.6 million, respectively. Additionally, the Company's Hardee's and Taco Bueno restaurants contributed $146.5 million and $10.4 million of the increase in revenues for the 12-week period, respectively, and $200.4 million and $50.5 million for the 40-week period, respectively. Offsetting these increases is the loss of revenues from the Company's HomeTown Buffet and Casa Bonita restaurants which were disposed of in connection with the initial public offering of Star Buffet during the current quarter (see Note (C) of Notes to the Company's consolidated financial statements as of and for the period ended November 3, 1997). On a same-store sales basis (calculated using only restaurants in operation for the full periods being compared), revenues from Company-operated Carl's Jr. restaurants increased 2.1% in the 12-week period ended November 3, 1997 on top of an 8.4% increase in the third quarter of fiscal 1997. Same-store sales for Company-operated Taco Bueno restaurants increased 4.5% in the 12-week period ended November 3, 1997 over the comparable prior year period, while same-store sales in Company-operated Hardee's restaurants decreased 6.7% in the current quarter over the prior year quarter. The increase in revenues from Company-operated Carl's Jr. restaurants is primarily the result of the continued momentum in the Company's various sales enhancement

                              CKE RESTAURANTS, INC.
                              ---------------------
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

(Continued)

programs, which include the continuation of its conversion of existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, the continued focus on promoting great tasting new and existing food products through increased innovative advertising, and the image enhancement of its restaurants through a chain-wide remodeling program. Average unit volumes in Company-operated Carl's Jr. restaurants continue to increase and reached $1,142,400 on a 13-period rolling basis, while average unit volumes at Company-operated Hardee's and Taco Bueno restaurants ended the third quarter at $816,000 and $685,000, respectively, on a 13-period rolling basis. The decrease in same-store sales for Hardee's can be attributed to several factors, including the paring down of their oversized menu and the discontinuation of monthly new product introductions.

        Revenues from franchised and licensed restaurants for the 12- and 40-week periods ended November 3, 1997 increased 117.7% to $40.6 million and 51.9% to $90.3 million, respectively, over the same prior year periods. The increase is primarily due to the royalties earned by the Hardee's franchise system and to increased royalties from, and food purchases by, franchisees of Carl's Jr. as a result of higher sales volume at franchised Carl's Jr. restaurants.

        Restaurant-level margins of the Company's consolidated restaurant operations decreased in the 12- and 40-week periods ended November 3, 1997 by 2.3% and 2.6%, respectively, as compared with the prior year periods, primarily reflecting the impact of higher operating costs at Summit's family-style restaurants concepts, which were acquired in the latter half of the second quarter of fiscal 1997, and at the Hardee's quick-service hamburger restaurants, which were acquired in the second quarter of fiscal 1998. The family-style segment of the restaurant industry typically has lower margins than the quick-service segment of the industry, mainly due to increased labor and food costs. Although Hardee's restaurant-level margins are substantially lower than the Company's other quick-service restaurant concepts, the Company increased Hardee's restaurant-level margins in the third quarter of fiscal 1998 to 13.6% of sales from 5.2% for restaurants open and operating as of December 31, 1996, primarily from cost reductions. The Company has accomplished this reduction of costs through many of the same cost saving measures it has implemented at its Carl's Jr. restaurants over the past three to four years, including the introduction of the Carl's Jr. labor matrix to refine labor usage, a focus on safety and accident prevention as a way to reduce workers' compensation costs, a reduction of food waste and theft tolerance levels, and a decrease in food and paper costs through the realization of selected purchasing synergies.

        While the Company's consolidated restaurant-level margins decreased during the first three quarters of fiscal 1998, restaurant-level margins for the Company's Carl's Jr. restaurant chain continued to increase, reaching 23.6% and 24.1% for the 12- and 40-week periods ended November 3, 1997, respectively. These improved results in the Company's Carl's Jr. restaurant-level operating margins reflect the Company's continued commitment to improve the cost structure of its Carl's Jr. restaurants, particularly in the areas of increased purchasing efficiencies for food and paper, improving labor productivity and reducing workers' compensation costs. As a percentage of revenues from Company-operated Carl's Jr. restaurants, food and paper have decreased 0.8% to 30.0%, and 0.5% to 29.8%, respectively, for the 12- and 40-week periods ended November 3, 1997, as compared with the same periods a year ago, despite increased pressure from commodity prices and a change in the product mix as a result of the promotion of larger, more expensive sandwiches. As a percentage of revenues from Company-operated Carl's Jr. restaurants, payroll and other employee benefits have decreased 0.3% to 25.7%, and 0.9% to 25.7%, respectively, for the 12- and 40-week periods ended November 3, 1997, as compared with the same periods a year ago, notwithstanding the October 1996 and September 1997 increases in the federal minimum wage and the additional March 1997 increase in California state minimum wage level. Occupancy and other operating expenses as a percentage of revenues from Company-operated Carl's Jr. restaurants have increased 0.5% to 20.7% and 0.4% to 20.4%, respectively, for the 12- and 40-week periods as compared with the same periods in the prior year primarily due to increased equipment costs as the Company implements updated data technology at its restaurants and increased utility and depreciation expenses in connection with the image enhancement of the Company's Carl's Jr. restaurants.

        Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Legislation increasing the federal minimum wage in October 1996 and September 1997 has resulted in higher labor costs to the Company and its franchisees. Moreover, as a result of recent legislation in California, the California state minimum wage was increased effective March 1997. The Company anticipates that increases in the minimum wage may be offset through pricing and other cost control efforts; however, there can be no assurance that the Company or its franchisees will be able to pass such additional costs on to customers in whole or in part.

                              CKE RESTAURANTS, INC.
                              ---------------------
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

(Continued)

        Franchised and licensed restaurant costs have increased 60.1% and 22.9% for the 12- and 40-week periods ended November 3, 1997, respectively, over the same periods of the prior year. The increase is primarily due to the additional costs associated with the Hardee's franchise operations as well as increased food purchases by Carl's Jr. franchisees. As a percentage of franchised and licensed revenues, these costs have decreased 24.4% and 18.9% for the 12- and 40-week periods ended November 3, 1997, respectively, over the same prior year periods. Hardee's earns the majority of its income from franchised and licensed restaurants through royalties paid by its franchisees, whereas Carl's Jr. earns its income from both royalties paid and food purchases by franchisees. As a result, the cost structure associated with Hardee's revenue from franchised and licensed restaurants is significantly lower than that associated with the Carl's Jr. franchise operations.

        Advertising expenses increased $9.7 million and $19.5 million, respectively, from the 12- and 40-week periods ended November 4, 1996, primarily due to the advertising support added for the newly acquired concepts. Advertising has become increasingly important in the current competitive environment and, as a result, advertising expenses have increased in terms of dollars spent in fiscal 1998, as compared with fiscal 1997, while remaining relatively consistent as a percentage of revenues from Company-operated restaurants. The Company has seen positive same-store sales growth in its Carl's Jr. restaurants in each quarter since the Company began its innovative advertising campaign in May 1995.

        General and administrative expenses increased $13.6 million and $25.6 million to $24.2 million and $55.8 million, respectively, for the 12- and 40-week periods ended November 3, 1997 over the comparable prior year periods. General and administrative expenses as a percentage of total revenues increased 0.4% in the 12-week period ended November 3, 1997 over the prior year period, although on a year-to-date basis, these expenses as a percentage of total revenues remained relatively unchanged. The increase in general and administrative expenses in the 12-and 40-week periods ended November 3, 1997 is primarily the result of adding the expenses associated with support of the Hardee's operations. Hardee's general and administrative expenses as a percentage of revenues were approximately 8.0% in the third quarter of fiscal 1998, as compared with 10.7% of total revenues at the end of calendar year 1996 under previous ownership. General and administrative expenses have also increased due to recording incentive compensation accruals for regional restaurant management and selected corporate employees as a result of improved restaurant operating performance.

        Interest expense for the 12- and 40-week periods ended November 3, 1997 increased $1.7 million and $4.5 million, respectively, as compared with the prior year periods, primarily as a result of additional borrowings required to complete the Hardee's acquisition in the second quarter of fiscal 1998 and the write-off of certain loan fees associated with the termination or repayment of certain of the Company's previous credit agreements.

        Other income, net, is primarily comprised of investment income, interest on notes receivable, gains and losses on sales of restaurants, income and loss on long-term investments, and other non-recurring income. Other income, net, increased $0.7 million and $5.5 million, respectively, for the 12- and 40-week periods ended November 3, 1997, over the comparable prior year periods, generally resulting from interest income earned on the Company's note receivable from Checkers Drive-In Restaurants, Inc. ("Checkers") and amortization of the related discount, in addition to lease income recorded from the Company's long-term investment in Boston West, LLC.

FINANCIAL CONDITION

        For the 40-week period ended November 3, 1997, the Company generated cash flows from operating activities of $52.4 million, compared with $39.4 million for the same period of the prior year. This increase was mainly due to increased sales levels from the newly acquired concepts and increased operating margins in the Company's Carl's Jr. restaurants. Cash and cash equivalents in the 40-week period ended November 3, 1997 decreased $8.4 million from January 27, 1997, as the Company used cash flows from operations to fund capital additions of approximately $70.5 million, to fund the Company's investment in Checkers of $14.1 million, to repay capital lease obligations of $3.7 million, and to pay dividends to its stockholders of approximately $3.0 million. The increase in new long-term and short-term borrowings of $114.4 million and $20.0 million, respectively, combined with the net proceeds from the common stock offering of $222.3 million were primarily used to fund the acquisition of Hardee's for $320.6 million (net of cash acquired) and to replace existing long-term debt of $20.0 million. The decrease in cash and cash equivalents was partially offset by $16.3 million (net of cash surrendered) generated from the sale of shares by the Company and the disposition of its HomeTown Buffet and Casa Bonita restaurants in connection with the initial public offering of Star Buffet, collections on notes receivable and related party receivables of approximately $5.7 million and the exercise of stock options which generated approximately $3.2 million. Total cash and cash equivalents available to the Company as of November 3, 1997 was $38.0 million.

                              CKE RESTAURANTS, INC.
                              ---------------------
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

(Continued)


        Effective July 15, 1997, the Company entered into a new bank credit facility (the "New Credit Facility"), which replaced the unsecured bank credit facility arranged for the Company in July 1996. (See Note (D) of Notes to the Company's consolidated financial statements as of and for the period ended November 3, 1997). The New Credit Facility consists of a $75.0 million term loan facility and a $225.0 million revolving credit facility (which includes a $55.0 million letter of credit subfacility). On July 15, 1997, the Company incurred $75.0 million of borrowings under the term loan facility and $58.9 million of borrowings under the revolving credit facility to finance a portion of the consideration required to acquire Hardee's, of which $71.3 million and $53.9 million, respectively, remain outstanding as of November 3, 1997. Principal repayments under the term loan facility are due in equal quarterly installments of $3.75 million, commencing on October 15, 1997 and continuing thereunder until the final maturity of the New Credit Facility in July 2002. Additional borrowings under the revolving credit facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, and any outstanding amounts thereunder will become due in July 2002. The Company is required to repay borrowings under the New Credit Facility with the proceeds from certain asset sales (unless the net proceeds of such sales are reinvested in the Company's business), from the issuance of certain equity securities or from the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin, with margin adjustments dependent on certain financial ratios from time to time.

        Borrowings and other obligations of the Company under the New Credit Facility are general unsubordinated obligations of the Company and are secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries have also guaranteed such borrowings and other obligations, and are also secured by certain franchise rights, accounts receivable, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The New Credit Facility also contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses and (iii) limit the amount of capital expenditures and certain restricted payments (including dividends and repurchases of stock) the Company and its subsidiaries may make, subject in certain circumstances to specified financial tests. In addition, the Company is required by the New Credit Facility to comply with specified financial ratios and tests.

        The Company's primary source of liquidity is its revenues from Company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new restaurants, the remodeling of existing restaurants, the repurchase of certain Hardee's restaurants from franchisees, the conversion of certain restaurants to the Carl's Jr./Green Burrito and Carl's Jr./serving Hardee's breakfast dual-brand concepts and capital expenditures to be incurred in connection with the Company's integration of Hardee's. The Company is in the process of converting 29 Hardee's restaurants in Peoria, Illinois to the Carl's Jr./serving Hardee's breakfast and is evaluating further test markets for conversion. The Company also expects to continue with its schedule to remodel the remaining Company-operated Carl's Jr. restaurants, and to convert up to 60 Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants.

        The Company believes that cash generated from its various restaurant operations, along with cash and cash equivalents on hand as of November 3, 1997 and amounts available under the New Credit Facility, will provide the Company with the funds necessary to meet all of its capital spending and working capital requirements for at least the next 12 months. If those sources of capital are insufficient to satisfy the Company's capital spending and working capital requirements, or if the Company determines to make any significant acquisitions of or investments in other businesses, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sales, if any, of additional equity or debt securities could result in additional dilution to the Company's stockholders.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
        ---------------------------------

        (a) Exhibits:

                10.47 First Amendment to Credit Agreement and Limited Waiver dated September 29, 1997, by and among CKE Restaurants, Inc., Banque Paribas, as Agent, and the lenders party thereto.

                11      Calculation of Earnings per Share

                27 Financial Data Schedule (included in electronic filing only).

        (b) Current Reports on Form 8-K:

            None.


                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CKE RESTAURANTS, INC.

December 17, 1997                              By:  /s/   CARL A. STRUNK
                                                    ----------------------------
                                                    Carl A. Strunk
                                                    Executive Vice President and
                                                    Chief Financial Officer