Form 10-K
period 1998-01-26
CKE RESTAURANTS INC
filed 1998-04-24
CIK 919628

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 26, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 was $1,394,174,828.

     The number of shares outstanding of the registrant's common stock was 46,587,830 as of March 31, 1998.

     DOCUMENTS INCORPORATED BY REFERENCE. Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 26, 1998, are incorporated by reference into Part III of this Report.

     The Exhibit Index is contained in Part IV herein on Page E-1.

================================================================================

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 26, 1998

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   14
Item 3.    Legal Proceedings...........................................   14
Item 4.    Submission of Matters to a Vote of Security Holders.........   15

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   15
Item 6.    Selected Financial and Operating Data.......................   16
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   18
Item 8.    Financial Statements and Supplementary Data.................   26
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   26

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   26
Item 11.   Executive Compensation......................................   26
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   26
Item 13.   Certain Relationships and Related Transactions..............   26

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   28

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     CKE Restaurants, Inc., a Delaware corporation ("CKE" or the "Company"), is a leading nationwide owner, operator and franchisor of quick-service restaurants with 3,981 branded restaurant units operating as of January 26, 1998, primarily under the Carl's Jr. and Hardee's brand names. Based on domestic system-wide sales, the Company's Hardee's and Carl's Jr. chains are the fourth and seventh largest quick-service hamburger restaurant chains in the United States, respectively. The Company also owns and operates quick-service Mexican restaurants under the Taco Bueno brand name.

     O Carl's Jr.(R) -- Carl's Jr. was founded in 1956 and is located primarily in the Western United States, with a leading market presence in California. The Carl's Jr. menu features several charbroiled hamburgers, chicken sandwiches, steak sandwiches and other signature items, including the Famous Star, Western Bacon Cheeseburger(R), Super Star(R), Charbroiler Chicken Sandwiches(R), Crispy Chicken Sandwiches(R) and the Charbroiled Sirloin Steak Sandwich. The Company believes that Carl's Jr. maintains a strong price-value image with its customers because its menu items are generally made-to-order, meet exacting quality standards, are offered in generous portions and have a strong reputation for quality and taste. As of January 26, 1998, the Carl's Jr. system included 708 restaurants, of which 443 were operated by the Company and 265 were operated by the Company's franchisees and licensees.

     O Hardee's(R) -- Hardee's, which was acquired by the Company in July 1997, was founded in 1961 and has a leading market presence in the Southeastern and Midwestern United States. Hardee's strength is its breakfast menu, generating approximately 30% of its overall revenues, which is one of the highest percentages in the quick-service hamburger restaurant industry. Hardee's breakfast menu features made-from-scratch biscuits, biscuit breakfast sandwiches and other items such as hash rounds and breakfast platters. The current Hardee's lunch and dinner menu includes hamburgers and fried chicken. Since its acquisition of Hardee's, the Company's management has implemented certain improvements to the Hardee's menu by streamlining its product offerings and is in the process of adding in selected markets certain Carl's Jr. lunch and dinner menu items to complement Hardee's strong breakfast menu. As of January 26, 1998, the Hardee's system included 3,038 restaurants, of which 863 were operated by the Company and 2,175 were operated by the Company's franchisees and licensees. As a result of the acquisition of Flagstar Enterprises, Inc. ("FEI"), 1,420 of the 3,038 Hardee's restaurants operated as of January 26, 1998 are presently operated by the Company and 1,618 are operated by the Company's franchises and licensees. (See "Recent Developments").

     O Taco Bueno(R) -- The Company owns and operates 109 Taco Bueno quick-service Mexican restaurants located in Texas and Oklahoma. Taco Bueno seeks to differentiate itself from its principal competitors by offering a diverse menu featuring generous portions of freshly prepared, high quality food items. In addition to typical quick-service Mexican offerings, such as burritos, tacos, tostadas and combination meals, Taco Bueno features a number of signature menu items, such as its MexiDips & Chips and Bueno Chilada Platter.

BUSINESS STRATEGY

     The Company's strategy is to increase the profitability and sales of its existing and newly acquired restaurants by applying its customer-focused, disciplined operating strategy. The Company believes that its ability to deliver high quality food to customers with superior service in a clean and friendly environment is central to its operating success. The Company has developed food, labor and customer service management practices that allow management to effectively monitor restaurant-level operations, benchmark restaurant performance statistics and communicate system-wide best practices across its restaurant concepts. In addition, the Company aggressively promotes and enhances brand awareness through innovative advertising and is committed to controlling costs at each level of operations. A key element to the Company's strategy is to acquire underperforming restaurants and increase the profitability and sales of the acquired restaurants by applying its successful operating strategy.

     In October 1994, the Company's new management team began implementing a variety of operating initiatives designed to revitalize the Carl's Jr. brand and improve its financial results. These initiatives included, among others, a renewed focus on offering superior products, the elimination of most lower-priced menu items, a new advertising campaign, a dual-branding program with The Green Burrito and the commencement of a remodeling program for Carl's Jr. restaurants. Since then, the Company has experienced significant increases in revenues, restaurant-level margins and net income. From fiscal 1994 to fiscal 1998, Company-operated Carl's Jr. restaurant-level margins increased from 17.8% to 24.2% and average unit sales increased from $992,000 to $1,157,000. In addition, for the past 11 quarters, Carl's Jr. has reported increases in Company-operated Carl's Jr. restaurant revenues and restaurant-level margins as compared to the same periods in prior years. Based upon publicly available data, Company-operated Carl's Jr. restaurants generate restaurant-level margins and average unit sales which the Company believes are among the highest of the major quick-service hamburger restaurant chains. The Company believes these results are directly related to the implementation of its operating initiatives, management practices and disciplined operating strategy.

     In July 1997, the Company acquired Hardee's, which allowed it to significantly expand the scope of its operations and become one of the leading nationwide operators of quick-service hamburger restaurants. Despite Hardee's poor recent historical performance, the Company believes there is significant value in Hardee's and Carl's Jr.'s complementary geographic markets and relative menu strengths, Hardee's established brand name and Hardee's significant market presence in many of its existing markets. The Company has begun implementing a plan to meaningfully improve the profitability and sales of Hardee's in an effort to improve Hardee's poor recent historical performance. The Company's plan includes many of the strategic and operating initiatives which it used to improve the operations of its Carl's Jr. restaurants including implementing CKE's management practices, improving the quality of food, enhancing the quality of service, updating restaurant facilities and managing costs more effectively.

     The Company is in the early stages of its plan to improve Hardee's operations and has focused its efforts initially on managing costs more effectively and realizing purchasing synergies. Hardee's Company-operated restaurant-level margins in the fourth quarter of fiscal 1998 increased to 12.8% compared with 1.5% for the comparable period in the prior year for restaurants open and operating as of December 31, 1996. The Company has accomplished this initial margin improvement by streamlining the Hardee's menu, introducing the Carl's Jr. labor matrix to refine labor usage, focusing on safety and accident prevention as a way to reduce workers' compensation costs, reducing food waste and theft tolerance levels, decreasing food and paper costs through the realization of certain purchasing synergies and conforming Hardee's depreciation policies with those of the Company.

RECENT DEVELOPMENTS

     On April 1, 1998, the Company acquired FEI from Advantica Restaurant Group, Inc. ("Advantica") for a purchase price of $380.8 million plus the assumption of $45.6 million in capital lease obligations, subject to adjustment ("the FEI Acquisition"). FEI was the largest franchisee of the Hardee's system, previously operating 557 Hardee's restaurants, located primarily in the Southeastern United States.

     The Company believes that the FEI Acquisition provides it with an opportunity to continue to expand the scope of its operations and to exercise further control over its Hardee's restaurant system. As a result of the FEI Acquisition, 1,420 of the 3,038 Hardee's restaurants operated as of January 26, 1998 are presently operated by the Company, representing 46.7% of the Hardee's system, and giving the Company control of 48 of Hardee's 98 broadcast cooperative advertising markets. The Company believes it can meaningfully improve the same-store sales trends and profitability levels at FEI's Hardee's restaurants by implementing the strategies which it has used to improve the operations of its Carl's Jr. restaurants and is beginning to implement at its Company-operated Hardee's restaurants. In addition, with a greater percentage of Company-operated restaurants, the Company believes it will be better positioned to promote a consistent

Hardee's brand image as it attempts to revamp the menu offerings, cooking methods and overall customer satisfaction at Hardee's.

GROWTH STRATEGY

     The Company is currently pursuing a strategy of growth and expansion through increasing profitability and sales at its existing and newly-acquired underperforming restaurants. The key elements of the Company's growth strategy are as follows:

     Drive Hardee's Sales. The Company is in the early stages of its plan to revitalize the Hardee's brand and has focused its efforts initially on increasing restaurant margins by managing costs more effectively and realizing purchasing synergies. The Company believes it can improve Hardee's sales by further implementing its plan which includes introducing Carl's Jr.'s charbroiling cooking methods, accelerating the remodeling of Company-operated restaurants, and launching an advertising campaign through its recently selected advertising firm, Angotti, Thomas, Hedge, Inc., which targets the frequent fast-food user (males, age 16-34) as well as Hardee's existing customer base which consists equally of males and females.

     Leverage Carl's Jr. and Hardee's Strengths. Carl's Jr. and Hardee's have complementary geographic markets and menu strengths. Carl's Jr.'s strength is its lunch and dinner menu, which features charbroiled hamburgers and chicken sandwiches that have a strong reputation for quality and taste. Hardee's strength is its breakfast menu, which has historically generated approximately 30% of its overall revenues. The Company is in the process of adding in selected markets Carl's Jr. lunch and dinner menu items, including the introduction of the Carl's Jr. brand name, to complement Hardee's strong breakfast menu. The Company will evaluate the potential for dual-branding the Carl's Jr. and Hardee's brands in a focused fashion on a market-by-market basis.

     Continue to Grow Successful Carl's Jr. Chain. The Company intends to continue its Carl's Jr. expansion program by opening new restaurants, continuing its innovative advertising campaign and making selected opportunistic conversions of existing Hardee's restaurants. For fiscal 1999, the Company currently anticipates that it will open up to 30, and its franchisees will open up to 30, new Carl's Jr. restaurants. In addition, the Company plans to continue its successful dual-branding of its Carl's Jr. restaurants with The Green Burrito. The Company plans to convert at least 60 restaurants per year to dual-brand locations in each of the next three years.

     Opportunistically Pursue Strategic Acquisitions. While the Company is not currently contemplating any significant additional acquisitions or investments, it will continue to evaluate opportunities to expand its operations by making strategic acquisitions of, or investments in, underperforming restaurant companies. Since the Company's acquisition of Hardee's, it has purchased an additional 85 Hardee's restaurants from its franchisees in fiscal 1998, primarily in the St. Louis, Missouri and Green Bay, Wisconsin areas. The Company will continue to consider opportunities to acquire additional Hardee's restaurants, if appropriately priced, in areas the Company believes may strengthen Hardee's position in the market.

RESTAURANT OPERATIONS

  CARL'S JR.

     Concept. The Company believes that its Carl's Jr. restaurants' superior food quality, diverse menu and attentive customer service differentiate the Company from its competitors and are critical to its success. Unlike many quick-service restaurants which emphasize lower prices, Carl's Jr. restaurants focus on offering customers a higher quality dining experience at a reasonable price. Carl's Jr. charbroiled hamburgers, chicken sandwiches and signature items are generally made-to-order, meet exacting quality standards and are offered in generous portions. Carl's Jr.'s menu features freshly prepared food items that appeal to a broad audience. By providing partial table service, unlimited drink refills and an attractive restaurant decor, Carl's Jr. restaurants offer a pleasant, customer-friendly environment. The Company believes that its focus on customers and customer service, superior food quality and generous portions enables the Carl's Jr. restaurants to maintain a strong price-value image with its customers.

     Menu and Restaurant Design. Carl's Jr. restaurants offer a variety of products that have a strong reputation for quality and taste. The Carl's Jr. menu is relatively uniform throughout the chain and features several charbroiled hamburgers and chicken sandwiches, including the Famous Star, Western Bacon Cheeseburger, Super Star, Charbroiler Chicken Sandwiches, Crispy Chicken Sandwiches and the Charbroiled Sirloin Steak Sandwich. Other entrees include a fish sandwich, baked potatoes and prepackaged salads. Side orders, such as french fries, onion rings and fried zucchini, are also offered. Most restaurants also have a breakfast menu including eggs, bacon, sausage, French Toast Dips(R), the Sunrise Sandwich(R) and a breakfast burrito. In addition, the restaurants sell a variety of promotional products on a limited basis. The Company was also among the first to offer self-service salad bars and all-you-can-drink beverage bars.

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

     The Company has completed remodeling substantially all of its Carl's Jr. restaurants to provide them with a fresh, contemporary look. Exterior improvements include brighter colors, red awnings and a large, tilted Happy Star(R) logo. The new interiors feature the same bright colors, food murals, display cases for salads and desserts and accent lighting throughout the dining area. The Company believes that its new restaurant design will further increase the consumers' awareness of the Carl's Jr. brand.

     Operations. The Company strives to maintain high standards in all materials used by its restaurants, as well as the operations related to food preparation, service and cleanliness. Hamburgers and chicken and steak sandwiches at Carl's Jr. restaurants are generally prepared or assembled after the customer has placed an order and are served promptly. Hamburger patties, chicken breasts and sirloin steaks are charbroiled in a gas-fired double broiler that sears the meat on both sides. The meat is conveyed through the broiler automatically to maintain uniform heating and cooking time.

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

     Green Burrito Dual-Branding. Dual-branding allows a single restaurant to offer consumers two distinct brand menus. In May 1995, the Company entered into a five-year agreement with GB Foods Corporation ("GB Foods"), the operator and franchisor of The Green Burrito quick-service Mexican food concept, to offer The Green Burrito menu at selected Carl's Jr. locations. The Company believes that The Green Burrito's position in the popular Mexican food segment and its dinner menu orientation complement the Carl's Jr. menu. Customers of the Carl's Jr./Green Burrito dual-brand restaurants are able to order items from both the Carl's Jr. menu board and The Green Burrito menu board from the same counter and both menus are available to customers utilizing the drive-thru. The Green Burrito menu offered at the dual-brand restaurants features a broad range of traditional Mexican food items, including burritos, tostadas, enchiladas, taquitos and nachos. A variety of condiments such as jalapeno peppers, hot sauce and mild and hot salsa are available at self-serve salsa bars so that customers can spice and garnish their meals according to individual taste. The Company believes that this dual-branding program has attracted new customers, while increasing the frequency of customer visits at converted restaurants.

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

     The Company's agreement with GB Foods initially provided for the conversion of 140 Carl's Jr. restaurants to Carl's Jr./Green Burrito dual-brand restaurants by July 2000. The original agreement was modified in February 1997 to provide for the conversion of at least 60 restaurants per year to dual-brand locations for each of the next three years. The Company is required to pay an initial franchise fee for each restaurant opened and remit royalties on The Green Burrito food sales to GB Foods. At the end of fiscal 1996, the Company elected to sub-franchise, and shortly thereafter began offering, the Carl's Jr./Green Burrito dual-brand to its franchise community. As of January 26, 1998, 12 franchised Carl's Jr. restaurants have been converted to the Carl's Jr./Green Burrito concept. The Company receives a portion of the fee for each franchise conversion and royalties from its franchisees' Green Burrito food sales.

     Franchised and Licensed Operations. The Company's franchise strategy is designed to further the development of the Carl's Jr. chain and reduce the total capital required of the Company for development of new Carl's Jr. restaurants. Franchise arrangements with Carl's Jr. franchisees, who operate in Arizona, California, Colorado, Hawaii, Nevada, Oregon and Utah, generally provide for initial fees and continuing royalty payments to the Company based upon a percentage of sales. Additionally, most franchisees purchase food, paper and other supplies from the Company. Franchisees may also be obligated to remit lease payments for the use of Company-owned or leased restaurant facilities and to pay related occupancy costs, which include maintenance, insurance and property taxes. The Company also plans to continue to pursue non-traditional franchise development opportunities through innovative formats, including gasoline stations, convenience stores and institutional food service outlets.

     The Company's franchising philosophy is such that only candidates with appropriate experience are considered for the program. Specific net worth and liquidity requirements must also be satisfied. Area development agreements generally require franchisees to open a specified number of Carl's Jr. restaurants in a designated geographic area within a specified time period.

     As of January 26, 1998, 265 Carl's Jr. restaurants were operated by the Company's franchisees and licensees. The majority of the Company's franchisees own more than one restaurant, with 12 franchisees owning seven or more restaurants. The Company presently anticipates that its franchisees and licensees will open up to 30 new Carl's Jr. restaurants during fiscal 1999.

     To expand the Carl's Jr. presence internationally, the Company entered into nine exclusive licensing agreements that allow the Carl's Jr. licensees to use the Carl's Jr. name and trademarks and provide for initial fees and continuing royalties based upon a percentage of sales. As of January 26, 1998, there were 22 licensed restaurants in operation, most of which are located in Mexico and the Pacific Rim. Royalties from the Company's licensing agreements were not material in fiscal 1998, 1997 or 1996.

  HARDEE'S

     Concept. The Hardee's restaurant chain offers a variety of menu items targeted at a broad audience in a quick-service, uniform format. Hardee's restaurants emphasize hometown values by providing generous portions at reasonable prices in a friendly environment. Hardee's restaurant promotions often include "two-for-two" campaigns, which offer two menu items for two dollars. Unlike many quick-service hamburger restaurants, Hardee's strength has been in the breakfast menu, which features made-from-scratch biscuits. Hardee's breakfast menu generates approximately 30% of its overall operating revenue, one of the highest in the quick-service hamburger industry. The Company has begun implementing certain improvements to its Hardee's restaurants to offer higher quality food and service in a clean and pleasant environment. These improvements include introducing partial table service, unlimited drink refills and charbroiling cooking methods. Hardee's has a leading market presence in the Southeastern and Midwestern United States.

     Menu and Restaurant Design. The restaurants currently offer hamburgers, chicken, roast beef and fish sandwiches, hot dogs and low-fat yogurt for lunch and dinner. Hardee's breakfast menu features made-from-scratch biscuits, biscuit breakfast sandwiches and other items such as hash rounds and breakfast platters. Since its acquisition of Hardee's, the Company's management has implemented certain improvements to the Hardee's menu by streamlining its product offerings to improve guest service and food quality. The Company also is in the process of adding certain Carl's Jr. lunch and dinner menu items to Hardee's strong breakfast menu.

     Substantially all of Hardee's restaurants have drive-thru facilities and selected restaurants are open 24 hours a day, primarily on weekends. Most Hardee's restaurants are freestanding, ranging in size from 3,000 to 3,500 square feet, with a seating capacity of 75 to 100 persons. Currently, several building designs and floor plans are in use system-wide, depending upon operational needs, local zoning requirements and real estate availability.

     The Company is currently in the process of remodeling certain of its Hardee's restaurants to provide them with a fresh appearance. Improvements include new menu boards, kitchen upgrades, new roofs, paint, trim and wallpaper, as well as minor landscaping and parking lot repairs. The Company plans to remodel all of Hardee's Company-operated restaurants over the next three to five years.

     Operations. The Company strives to maintain high standards in all materials used by its Hardee's restaurants, as well as the operations related to food preparation, service and cleanliness. As part of its plan to implement its Carl's Jr. operating strategy at Hardee's, the Company is in the process of installing gas-fired double charbroilers in each existing Company-owned Hardee's restaurant. In addition, the Company is also in the process of implementing its Carl's Jr. management practices, including its extensive management training program, at Hardee's.

     Franchised and Licensed Operations. Franchise agreements with Hardee's franchisees, who operate in the Southeastern and Midwestern United States, generally provide for initial fees and continuing royalty payments to the Company based upon a percentage of sales. Most franchisees are required to purchase certain inventory and supplies from approved suppliers and are required to spend a minimum percentage of sales each month on advertising. In addition, most franchisees are required to purchase and install all fixtures, furnishings, signs and equipment specified in the approved site layout and plan. Prior to the opening of each franchised restaurant, the general manager of each franchise is required to attend and complete a training program sponsored by the Company. Franchisees may also be required to remit lease payments for the use of Company-owned or leased restaurant facilities and to pay related occupancy costs.

     As of January 26, 1998, 1,618 Hardee's restaurants were operated by the Company's franchisees and licensees (other than FEI, which was acquired by the Company on April 1, 1998). The majority of the Company's franchisees own more than one restaurant, with 35 franchisees owning 10 or more restaurants. Prior to the FEI Acquisition, FEI was the largest franchisee of Hardee's restaurants, operating 557 restaurants located primarily in the Southeastern United States. The Company presently anticipates that its franchisees and licensees will open up to 30 new Hardee's restaurants during fiscal 1999.

  TACO BUENO

     The Company owns and operates 109 Taco Bueno quick-service Mexican restaurants located in Texas and Oklahoma. The Taco Bueno restaurants were acquired by the Company in October 1996 in connection with the acquisition of Casa Bonita Incorporated. Taco Bueno seeks to differentiate itself from its principal competitors by offering a diverse menu featuring generous portions of freshly prepared, high quality food items. In addition to typical quick-service Mexican offerings, such as burritos, tacos, tostadas and combination meals, Taco Bueno features a number of signature menu items such as its MexiDips & Chips and Bueno Chilada Platter. Taco Bueno's Mexican platters include taco and burrito platters, beef and chicken taco salads and nacho platters, each of which are accompanied by rice, beans, freshly prepared guacamole and chips. The restaurants also feature a salsa bar which includes sliced jalapenos, diced onions, pico de gallo, and hot sauce.

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

     The Company's strategy with respect to its Taco Bueno concept is to increase its market share and competitive presence in existing markets. The Company believes that the growing popularity of Mexican food and the relatively few national or regional Mexican quick-service restaurant chains provide a significant opportunity to expand the Taco Bueno concept within its core markets in the areas of Dallas/Ft. Worth, Tulsa and Oklahoma City and to enter into new markets. The Company anticipates it will open up to five Taco Bueno restaurants in its existing markets during fiscal 1999.

INVESTMENTS IN OTHER RESTAURANT CONCEPTS

     The Company has selectively acquired or invested in other restaurant concepts as follows:

     GB Foods and JB's Restaurants. The Company owns, operates and franchises the JB's Restaurant family dining restaurant concept and owns and operates six Galaxy Diner "50's-style" casual theme restaurants. As of January 26, 1998, the JB's Restaurant system consisted of 94 restaurants, of which 74 were owned and operated by the Company. The JB's Restaurant system and the Galaxy Diner restaurants were purchased by the Company in connection with its acquisition of Summit Family Restaurants Inc. ("Summit") during fiscal 1997. In February 1998, the Company sold 12 Company-operated JB's Restaurants to Star Buffet, Inc. ("Star Buffet"). As a result of such sale, the Company received approximately $4.8 million in cash. In addition, the Company has recently announced two additional transactions which will result in the disposition of the entire JB's Restaurant system and Galaxy Diner restaurants. First, the Company has agreed to sell 14 Company-operated JB's Restaurants and two Galaxy Diner restaurants to Timber Lodge Steakhouse, Inc. ("Timber Lodge") in connection with the proposed merger of Timber Lodge and GB Foods. Second, the Company has agreed to sell 48 Company-operated JB's Restaurants and the JB's Restaurant franchise system, together with four Galaxy Diner restaurants, to GB Foods. If the above transactions are completed, the Company expects to receive approximately 1.6 million shares of GB Foods, which would represent approximately 10% of GB Foods' outstanding shares after giving effect to such transactions. There can be no assurance that these transactions will be completed. The foregoing transactions, together with the Company's reorganization and the initial public offering of Star Buffet will complete the Company's previously announced plans to sell or otherwise dispose of all or a portion of the restaurant businesses of Summit.

     Rally's and Checkers. Rally's Hamburgers, Inc. ("Rally's") operates and franchises the Rally's Hamburgers double drive-thru quick-service hamburger restaurant concept. As of January 9, 1998, there were 473 Rally's restaurants operating in 18 states, primarily in the Midwest and the Sunbelt, of which 26 were operated by the Company in California and Arizona. The Company and Rally's entered into an operating agreement, effective in July 1996, pursuant to which Rally's retains ownership of the assets of such restaurants and receives a percentage of the restaurants' sales.

     The Company has invested $21.3 million in Rally's for a 27% interest in Rally's outstanding shares, and has the right to acquire an additional 4% interest. Rally's owns a 27% interest in Checkers Drive-In Restaurants, Inc. ("Checkers").

     Checkers operates and franchises the Checkers Drive-In Restaurants double drive-through quick-service hamburger restaurant concept. As of January 9, 1998, there were 473 Checkers restaurants operating in 23 states. The Company has the right to acquire shares of common stock representing 10% of Checkers' outstanding shares. The Company also holds $7.6 million aggregate principal amount of Checkers' senior secured debt, net of related discount.

     Star Buffet. Star Buffet is an operator of 33 buffet-style restaurants and 11 franchised, family-style JB's Restaurants. The Company formed Star Buffet in connection with a reorganization of its buffet-style restaurant operations and with Star Buffet's initial public offering in September 1997, and continues to hold a 37% interest in Star Buffet.

     Boston Market. The Company continues to hold a minority interest in Boston West, L.L.C. ("Boston West"), which acquired the Company's Boston Market restaurant assets and operations in fiscal 1995 and is developing Boston Market stores in designated markets in California under an area development agreement with Boston Chicken, Inc., the franchisor of the Boston Market restaurant concept. As of January 26, 1998, Boston West operated 98 Boston Market stores located in Southern California.

     The Company intends to continuously review its investments in other restaurant concepts. Although the Company has no present intention to dispose of or acquire additional interests in other restaurant concepts, the Company may do so in the future. When deciding to dispose of or acquire additional interests, the Company may take into consideration various factors, including, but not limited to, business prospects of the restaurant concept, alternative business opportunities available to the Company and general economic conditions.

PURCHASING AND DISTRIBUTION

     The Company purchases most of the primary food products and packaging supplies used in the Carl's Jr. restaurant system and warehouses and distributes such items to both Company-operated and franchised Carl's Jr. restaurants. Although not required to do so, substantially all of the Company's Carl's Jr. franchisees purchase most of their supplies from the Company. The Company's Carl's Jr. restaurant chain is one of the few businesses in the quick-service restaurant industry that has elected not to outsource all of its distribution activities.

     The Company currently purchases substantially all of the food products and cleaning products sold or used in its Hardee's restaurants from Fast Food Merchandisers, Inc. ("FFM"), certain of which are manufactured by FFM for the Company according to the Company's food product formulations. FFM currently distributes such products, together with most food and other products sold or used by Hardee's restaurants, to restaurants operated by the Company, excluding those acquired in the FEI Acquisition, and to many of the Hardee's restaurants operated by the Company's franchisees. Pursuant to the terms of product supply and distribution agreements entered into between the Company and FFM in connection with the Company's acquisition of Hardee's in July 1997, the Company is obligated to purchase substantially all of its requirements for certain specified products from FFM for a five-year term, and FFM will provide exclusive distribution services to Company-operated Hardee's restaurants, excluding those acquired in the FEI Acquisition, with respect to such products, as well as products purchased from other vendors, for a seven-year term. The prices to be paid by the Company for FFM products, and delivery fees to be paid by the Company to FFM for distribution services, will be subject to adjustment in certain circumstances, which may include increases resulting from changes in FFM's cost structure. Although the Company believes the prices anticipated to be paid to FFM will remain competitive, there can be no assurance that the prices and fees paid by the Company to FFM will not increase, perhaps substantially, which could have a material adverse effect on the Company.

     FEI has benefited from participating in Advantica's centralized purchasing program. Advantica's size provided it with significant purchasing power, which often enabled it to obtain products at more favorable prices from several nationally recognized manufacturers. Food and packaging for FEI's Hardee's restaurants are purchased from independent suppliers approved by Hardee's. After the FEI Acquisition, FEI will continue to operate under existing arrangements with its suppliers. The Company obtained from FFM a waiver of the exclusivity provisions of its supply agreements with FFM to permit the continuation of FEI's existing arrangements with suppliers. A substantial portion of products for FEI's Hardee's restaurants is obtained from MBM Corporation ("MBM"), an independent supplier and distributor of food and other products. In connection with Advantica's sale of its distribution subsidiary to MBM in 1995, FEI entered into a ten year distribution agreement under which MBM distributes and supplies certain products and supplies to FEI. There are no volume requirements relative to this agreement; however, the products named therein must be purchased through MBM unless they are unable to make delivery within a reasonable period.

     The Company believes its mature procurement process allows it to effectively manage food costs, provide adequate quantities of food and supplies at competitive prices, and generate revenues from franchisees by adding a nominal mark-up to cover direct costs and provide better overall service to its restaurants. The Company seeks competitive bids from suppliers on many of its food products, approves suppliers of those products and requires them to adhere to product specifications established by the Company. Whenever possible, the Company negotiates sole source contracts for particular products which tend to produce deeper discounts.

COMPETITION

     The food service industry is intensely competitive with respect to the quality and value of food products offered, concept, service, pace, dining experience and location. The Company primarily competes with major restaurant chains, some of which dominate the quick-service restaurant industry, and also competes with a variety of other take-out food service companies and fast-food restaurants. The Company's competitors also include a variety of mid-price, full-service casual dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food stores, as well as supermarkets and convenience stores. Many of the Company's competitors have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. Certain of the major quick-service restaurant chains have increasingly offered selected food items and combination meals at discounted prices. In recent years, the Company's restaurant sales were adversely affected by aggressive promotions and price reductions by its competitors. Future changes in the pricing or other marketing strategies of one or more of the Company's competitors could have a material adverse effect on the Company's financial condition and results of operations. As the Company's competitors expand operations, competition can be expected to intensify. Such increased competition could have a material adverse effect on the Company's financial condition and results of operations. The Company also faces competition from other quick-service operators, retail chains, other companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of the Company's expansion plans.

TRADEMARKS AND SERVICE MARKS

     The Company owns numerous trademarks and service marks. The Company has registered many of those marks, including Carl's Jr., the Happy Star logo, Hardee's and proprietary names for a number of the Carl's Jr., Hardee's and Taco Bueno menu items, with the United States Patent and Trademark Office. The Company believes that its trademarks and service marks have significant value and play an important role in its marketing efforts. The Green Burrito(R) is a registered trademark of GB Foods.

SEASONALITY

     The Company's business is moderately seasonal. Average restaurant sales are normally higher in the summer months than during the winter months for each of the Company's restaurant concepts. Seasons have a greater impact on average restaurant sales at Hardee's restaurants in comparison with the Company's other restaurant concepts.

GOVERNMENT REGULATIONS

     Each Company-operated and franchised restaurant must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. In addition, these restaurants also must comply with federal and state environmental regulations, but those regulations have not had a material effect on the restaurants' operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors can delay and sometimes prevent development of new restaurants and remodeling of existing restaurants in particular locations.

     The Company is also subject to federal laws and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchisees and alter franchise arrangements. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

     The Company and its franchisees must comply with the Fair Labor Standards Act and various federal and state laws governing employment matters, such as minimum wages, overtime and other working conditions and citizenship requirements. Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws and, accordingly, increases in the minimum wage increase the Company's labor cost.

EMPLOYEES

     As of January 26, 1998, the Company employed approximately 46,500 persons, of whom approximately 42,700 were hourly restaurant, distribution or clerical employees and the remainder were managerial, salaried employees engaged in administrative and supervisory capacities. A majority of the hourly employees are employed on a part-time basis to provide service necessary during peak periods of restaurant operations. As of December 31, 1997, FEI employed approximately 19,400 persons, approximately 17,600 of which were employed at the restaurant level. None of the Company's employees is currently covered by a collective bargaining agreement. The Company has never experienced a work stoppage attributable to labor disputes and believes its employee relations are good.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     The Company wishes to caution readers that the information contained and incorporated by reference herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by any forward-looking statements made by or on behalf of the Company. These factors include, but are not limited to, the competitive environment in the quick-service restaurant industry in general and in the Company's specific market areas, changes in prevailing interest rates and the availability of financing, inflation, changes in costs of goods and services, economic conditions in general and in the Company's specific market areas, and uncertainties related to the acquisition of Hardee's and FEI. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included or incorporated by reference herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks" or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies, plans or intentions. The accompanying information contained in this Form 10-K, including without limitation the information set forth under "Item 1. Business," and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies important factors that could cause such differences.

     The acquisition of Hardee's significantly increased the size of the Company. Managing the Company and integrating the acquired business operations of Hardee's will continue to present a significant challenge to the Company's management. Historically, Hardee's has been a well-established but underperforming brand which has recently experienced declining system-wide same-store sales and a declining market share in the quick-service hamburger restaurant industry. The Company continues to evaluate the restaurant operations of Hardee's and various short- and long-term strategic considerations in the process of assessing the extent to which Hardee's restaurant operations will be integrated, restructured or otherwise modified by the Company. One of the objectives of the Company's turnaround strategies for Hardee's is to stem the recent negative operating trends experienced by Hardee's. However, there can be no assurance that these strategies will be successful. If the Company is unable to achieve anticipated improvements in restaurant-level operating margins or reductions in corporate overhead costs in its Hardee's operations on a timely basis, cash flows generated from Hardee's operations may not be adequate to support the Company's turnaround strategies for Hardee's, some of which require significant capital expenditures. The Company's success will also depend, in part, on its Hardee's franchisees. Hardee's franchisees are not required to participate in implementing the Company's strategies and there can be no assurance that Hardee's franchisees will participate. Lack of participation by Hardee's franchisees in implementing the Company's strategies could delay or limit the success of the Company's strategies. Restructuring and integrating the restaurant operations of Hardee's will require the dedication of significant capital and management resources, which may cause an interruption of, or a loss of momentum in, the activities of the Company. The difficulties of such restructuring and integration may be increased by the necessity of coordinating geographically separate organizations and selectively introducing the Carl's Jr. brand into markets in which Carl's Jr. restaurants have never operated, all of which, together with other factors beyond the Company's control, may adversely affect the cost, implementation, execution and timing of the Company's turnaround strategies for Hardee's. Failure to effectively accomplish the integration of the Company's operations or to improve Hardee's results of operations could have a material adverse effect on the Company's financial condition and results of operations.

     The FEI Acquisition results in another significant increase in the size of the Company. Integrating the acquired business operations of FEI also presents a significant challenge to the Company's management, and may affect the implementation and timing of the Company's turnaround strategies for Hardee's. The Company believes that the FEI Acquisition will help the Company achieve a greater degree of control over the entire Hardee's system as well as its advertising and marketing strategies; however, no assurances can be given that the Company will realize the benefits it anticipates from the FEI Acquisition, or that the FEI Acquisition will not adversely affect the Company's financial condition or results of operations.

     In order to finance the Hardee's acquisition and to make borrowings available to the Company for working capital and other corporate purposes, in July 1997, the Company entered into a term loan facility of $75.0 million (the "Term Loan Facility") and a $225.0 million revolving credit facility (the "Revolving Credit Facility" and, collectively with the Term Loan Facility, the "Senior Credit Facility"). As of January 26, 1998, borrowings of $67.5 million remained outstanding under the Term Loan Facility and borrowings of $71.0 million remained outstanding under the Revolving Credit Facility. On April 1, 1998, the Company amended the Senior Credit Facility to increase the aggregate principal amounts of the lenders' commitments under the Term Loan Facility to $250.0 million and under the Revolving Credit Facility to $250.0 million. The Company incurred borrowings of $213.2 million thereunder to finance a portion of the purchase price of the FEI Acquisition. In connection with the completion of the Company's convertible subordinated notes ("the Notes") on March 13, 1998, the Company incurred $197.2 million in additional indebtedness which, when combined with the amount the Company has outstanding under its Senior Credit Facility, will increase the ratio of its long-term debt to its total capitalization from 28.2% at January 26, 1998 to 56.5%, as adjusted to give pro forma effect to the FEI Acquisition and the sale of the Notes. (See Note 9 of Notes to Consolidated Financial Statements.) The Company's increased degree of leverage could have important consequences to investors, including the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes may be decreased in the future; (ii) an increased portion of the Company's cash flow from operations will be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) most of the Company's borrowings are and will continue to be at variable rates of interest (including borrowings under the Senior Credit Facility), which exposes the Company to the risk of increased interest rates;
(iv) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (v) the Company's substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or its businesses. The Company's ability to make scheduled payments or to refinance its obligations with respect to its indebtedness, and to comply with the financial covenants and other obligations under its debt instruments, will depend on its financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors beyond its control. There can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for payment of its indebtedness in the future.

     The Company's growth strategy includes, among other things, opening additional Company-operated and franchised restaurants, dual-branding its restaurant concepts and remodeling its restaurants. The success of the Company's growth strategy will depend on numerous factors, many of which are beyond the control of the Company and its franchisees, including the hiring, training and retention of qualified management and other restaurant personnel, the ability to obtain necessary governmental permits and approvals, the availability of appropriate financing and general economic conditions. The Company and its franchisees face competition from other restaurant operators, retail chains, companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of the Company's expansion plans. To manage its planned expansion, the Company must ensure the continuing adequacy of its existing systems and procedures, including its supply and distribution arrangements, restaurant management, financial controls and information systems.

     The Company's growth will also depend in part on its ability to increase sales at existing restaurants. In addition to its turnaround strategies for Hardee's, the Company expects to continue remodeling and upgrading equipment at its Hardee's restaurants. The Company has substantially completed its remodeling program for its Company-operated Carl's Jr. restaurants and plans to convert at least 60 of its Carl's Jr. restaurants to Carl's Jr./Green Burrito dual-brand restaurants in each of the next three years. The Company will incur significant capital expenditures in remodeling and converting restaurants and will experience a loss of revenues during the brief periods of time that restaurants are closed for remodeling or conversion. There can be no assurance that such remodels and conversions will increase the revenues generated by these restaurants or, even if revenues are increased, that such increases will be sustainable. In addition, although the sales results experienced by the Company-operated Carl's Jr. restaurants that have been remodeled or converted to dual-brand restaurants have generally been favorable to date, there can be no assurance that such favorable sales results are sustainable or that they are indicative of sales results that will be achieved by restaurants to be remodeled or converted in the future. There can also be no assurance that the Company will be able to achieve same-store sales increases in its Company-operated restaurants.

     Although the Company is not currently contemplating any significant additional acquisitions of other restaurant companies, it will continue to evaluate investment opportunities in other restaurant companies. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees. No assurance can be given that any acquisition or investment by the Company will not materially and adversely affect the Company or that any such acquisition or investment will enhance the Company's business. If the Company determines to make any significant acquisitions of, or investments in, other businesses, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. The sales, if any, of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
William P. Foley II..................  53    Chairman of the Board, Chief Executive Officer
C. Thomas Thompson...................  48    President and Chief Operating Officer
Rory J. Murphy.......................  50    President, Hardee's Food Systems, Inc.
Carl A. Strunk.......................  60    Executive Vice President, Chief Financial
                                             Officer
Andrew F. Puzder.....................  47    Executive Vice President, General Counsel and
                                             Secretary
Robert E. Wheaton....................  45    Executive Vice President
Robert W. Wisely.....................  52    Executive Vice President, Marketing
Loren C. Pannier.....................  56    Senior Vice President, Investor Relations
Edward J. Dewey......................  52    Senior Vice President, Chief of Staff, Office of
                                             the Chairman

     William P. Foley II became Chief Executive Officer in October 1994, Chairman of the Board of Directors in March 1994, and has served as a director since December 1993. Since 1981, Mr. Foley has been Chairman of the Board, President (until January 1995) and Chief Executive Officer of Fidelity National Financial, Inc. ("Fidelity"), a company engaged in title insurance and related services. Mr. Foley also serves as the Chairman of the Board of Star Buffet, GB Foods and Checkers and as a member of the Boards of Directors of Rally's, DataWorks Corporation and Micro General Corporation.

     C. Thomas Thompson was appointed President and Chief Operating Officer in October 1994. Mr. Thompson has been a franchisee of the Company since 1984, and currently operates 15 Carl's Jr. restaurants in the San Francisco Bay Area. Mr. Thompson also currently serves as Vice Chairman of the Board of Checkers and as a member of the Board of Directors of Rally's and Star Buffet. Mr. Thompson has more than 25 years of experience in the restaurant industry. He previously held various positions with Jack-in-the-Box.

     Rory J. Murphy was appointed President of Hardee's immediately following the Company's acquisition of Hardee's in July 1997. Mr. Murphy served as Executive Vice President, Restaurant Operations of the Company from June 1996 until July 1997, and served as Senior Vice President, Restaurant Operations of the Company from February 1993 until June 1996. Mr. Murphy has been employed by the Company in various positions for 19 years.

     Carl A. Strunk was appointed Executive Vice President and Chief Financial Officer in February 1997. Mr. Strunk also serves as Executive Vice President/Finance for Fidelity and GB Foods and has been with Fidelity since 1992 and GB Foods since December 1997. Mr. Strunk previously served as President of Land Resources Corporation from 1986 to 1991. Mr. Strunk is a Certified Public Accountant and is also a member of the Board of Directors of Micro General Corporation.

     Andrew F. Puzder became Executive Vice President, General Counsel and Secretary in February 1997. Mr. Puzder also serves as Chief Executive Officer of GB Foods and Executive Vice President of Fidelity, where he has been since January 1995. From March 1994 to December 1994, he was a partner with the law firm of Stradling, Yocca, Carlson & Rauth. Prior to that, he was a partner with the law firm of Lewis, D'Amato, Brisbois & Bisgard, from September 1991 through March 1994, and he was a partner of the Stolar Partnership from February 1984 through September 1991. Mr. Puzder has been Chief Executive Officer and a Director of GB Foods since August 1997 and is a member of the Board of Directors of Javelin Systems, Inc. and Rally's.

     Robert E. Wheaton became Executive Vice President of the Company in January 1996. Mr. Wheaton also serves as the President and Chief Executive Officer, and is a member of the Board of Directors, of Star Buffet. Mr. Wheaton served as Vice President and Chief Financial Officer of Denny's Inc., a subsidiary of Advantica, from April 1995 to January 1996. From 1991 to 1995, Mr. Wheaton served as President and Chief Executive Officer, and from 1989 to 1991 as Vice President and Chief Financial Officer, of The Bekins Company.

     Robert W. Wisely was appointed Executive Vice President, Marketing in August 1997. Prior to that, he served as Senior Vice President, Marketing from January 1995. Mr. Wisely has been a franchisee of the Company since 1990. Prior to 1990, Mr. Wisely served as Senior Vice President, Marketing from 1985 to 1990 and as Group Vice President, Marketing from 1974 to 1979.

     Loren C. Pannier was appointed Senior Vice President, Investor Relations in September 1996 and served as Senior Vice President, Purchasing/Distribution from January 1996 to September 1996. Mr. Pannier also served as Chief Financial Officer of the Company from 1980 to May 1995. Mr. Pannier has been a Senior Vice President since 1980, and he has been employed by the Company for over 25 years.

     Edward J. Dewey became Senior Vice President, Chief of Staff, Office of the Chairman in December 1997. Mr. Dewey has been Senior Vice President, Chief of Staff, Office of the Chairman for Fidelity since December 1997. Prior to that, from May 1993 to November 1997, he was a Vice President with Fidelity National Title Insurance Company. From 1967 through 1993, Mr. Dewey was in the U.S. Army, leaving the service with the rank of Colonel.

ITEM 2. PROPERTIES

     The following table sets forth information regarding the Company's restaurant properties at January 26, 1998, including the FEI restaurant properties acquired on April 1, 1998:

                                                 LAND                        LAND
                                                 AND       LAND LEASED       AND
                                               BUILDING    AND BUILDING    BUILDING
                                                OWNED         OWNED         LEASED     TOTAL
                                               --------    ------------    --------    -----
Carl's Jr.:
  Company-operated...........................     45            50           348         443
  Franchisee-operated(1).....................     12             8            --          20
  Third party-operated/vacant(1).............      7             2            --           9
                                                 ---           ---           ---       -----
     Subtotal................................     64            60           348         472
                                                 ---           ---           ---       -----
Hardee's:
  Company-operated...........................    355           167           341         863
  Franchisee-operated(1).....................     42            36            --          78
  Third party-operated/vacant(1).............     45            16            --          61
                                                 ---           ---           ---       -----
     Subtotal................................    442           219           341       1,002
                                                 ---           ---           ---       -----
Taco Bueno:
  Company-operated...........................     72            10            27         109
                                                 ---           ---           ---       -----
     Subtotal................................    578           289           716       1,583
FEI:
  Company-operated...........................    283            95           179         557
                                                 ---           ---           ---       -----
          Total..............................    861           384           895       2,140
                                                 ===           ===           ===       =====

---------------
(1) "Franchisee-operated" properties are those which are owned by the Company and subleased to franchisee operators. "Third party-operated/vacant" are properties owned by the Company that are either operated by unaffiliated entities or are currently vacant.

     The terms of the Company's leases or subleases vary in length expiring on various dates through 2023. The expiration of these leases is not expected to have a material impact on the Company's operations in any particular year as the expiration dates are staggered over a number of years and many of the leases contain renewal options. The Company's corporate headquarters and primary distribution center, located in Anaheim, California, are leased and contain approximately 78,000 and 102,000 square feet, respectively. The Company owns its Hardee's corporate facility in Rocky Mount, North Carolina.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from employees and franchisees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of stockholders of the Company was held on December 9, 1997 for the purpose of voting on a proposal to amend the Company's certificate of incorporation to increase the authorized number of shares of common stock from 50,000,000 to 100,000,000. The proposal was duly passed with 38,079,710 shares voting for the proposal, 857,420 shares voting against the proposal, 81,514 shares abstaining from the vote and no broker non-votes. There were 39,018,644 shares represented and entitled to vote of the 41,988,018 shares outstanding as of the November 7, 1997 record date.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is listed on the New York Stock Exchange under the symbol "CKR". As of March 31, 1998, there were approximately 1,800 record holders of the Company's common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of the Company's common stock, as reported on the New York Stock Exchange Composite Tape:

                                                               HIGH     LOW
                                                              ------   ------
FISCAL 1997
  First Quarter.............................................  $14.62   $ 9.02
  Second Quarter............................................   16.97    12.42
  Third Quarter.............................................   20.76    14.02
  Fourth Quarter............................................   21.82    17.35

FISCAL 1998
  First Quarter.............................................  $23.18   $16.70
  Second Quarter............................................   32.95    20.34
  Third Quarter.............................................   40.85    28.64
  Fourth Quarter............................................   42.19    31.25

     The foregoing prices have been adjusted to give retroactive effect to a three-for-two stock split effected as a stock dividend in January 1997 and a 10% stock dividend in February 1998.

     The Company has followed a policy of paying semi-annual cash dividends, at the annual rate of $0.05 per share (adjusted to give retroactive effect to the stock split and stock dividend), during fiscal 1996 and fiscal 1997. During fiscal 1998, the Company increased the annual rate to $0.07 per share (adjusted to give retroactive effect to the stock dividend). On March 31, 1998, the Company's Board of Directors increased the semi-annual dividend rate to $0.04 per share and declared a $0.04 cash dividend, which is payable on April 30, 1998 to holders of record on April 15, 1998. Continued payment of dividends on the Company's common stock will depend upon the Company's operating results, business requirements and financial condition, and such other factors that the Company's Board of Directors considers relevant. The Company's Senior Credit Facility imposes limitations on the amount of dividends or other distributions on its common stock that the Company may make.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

     The information set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Per share data has been retroactively adjusted for stock splits and stock dividends since the Company's inception.

                     SELECTED FINANCIAL AND OPERATING DATA
   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS, RESTAURANT COUNT, AND PERCENTAGES)

                                                   FISCAL YEAR ENDED OR AS OF JANUARY 31, (1)
                                             ------------------------------------------------------
                                              1998(2)     1997(3)      1996       1995     1994(4)
                                             ----------   --------   --------   --------   --------
CONSOLIDATED STATEMENTS OF INCOME DATA:
  Total revenues...........................  $1,149,659   $613,380   $464,667   $442,942   $462,708
  Operating income.........................      86,191     44,139     27,000      9,741     11,110
  Interest expense.........................      16,914      9,877     10,004      9,202     10,387
  Net income...............................      46,757     22,302     10,952      1,264      3,665
  Net income per common and common
     equivalent share -- diluted(5)........  $     1.07   $   0.67   $   0.36   $   0.04   $   0.12
  Common and common equivalent shares used
     in computing per share
     amounts -- diluted....................      43,747     33,276     30,555     30,882     30,118
  Cash dividends paid per common share.....  $     0.07   $   0.05   $   0.05   $   0.05   $   0.05
  Ratio of earnings to fixed charges(6)....         5.5x       4.7x       2.8x       1.3x       1.6x
CONSOLIDATED BALANCE SHEET DATA:
  Total assets.............................  $  957,368   $410,367   $248,009   $244,361   $242,135
  Total debt, including current portion....     216,905     86,993     82,423     81,618     79,861
  Stockholders' equity.....................  $  498,512   $214,804   $101,189   $ 88,474   $ 92,076

---------------

(1) The Company's fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31.

(2) Fiscal 1998 includes operating results of Hardee's from and after July 15, 1997. Share and per share data were also affected during fiscal 1998 by a public offering of 9,171,250 shares of common stock, completed in July 1997.

(3) Fiscal 1997 includes $94.3 million of revenues generated from other restaurant concepts acquired by the Company during fiscal 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Share and per share data were also affected during fiscal 1997 by a public offering of 4,743,750 shares of common stock, completed in November 1996.

(4) Fiscal 1994 includes 53 weeks.

(5) Fiscal 1994 includes the cumulative effect of a change in accounting principle of $(0.03) per share. In the fourth quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Prior year amounts have been restated in accordance with SFAS 128.

(6) For purposes of calculating the ratio of earnings to fixed charges (i) earnings represent income before income taxes and fixed charges and (ii) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations and amortization of debt issuance costs.

                                                  FISCAL YEAR ENDED JANUARY 31, (1)
                                    --------------------------------------------------------------
                                       1998         1997         1996         1995       1994(2)
                                    ----------   ----------   ----------   ----------   ----------
CARL'S JR. RESTAURANT OPERATING
  DATA:
  System-wide restaurant revenues:
     Company-operated
       restaurants................  $  488,495   $  443,304   $  389,214   $  364,278   $  384,859
     Franchised and licensed
       restaurants................     214,534      204,700      193,984      201,170      209,214
                                    ----------   ----------   ----------   ----------   ----------
          Total system-wide
            revenues..............  $  703,029   $  648,004   $  583,198   $  565,448   $  594,073
                                    ==========   ==========   ==========   ==========   ==========
  Restaurants open (at end of
     fiscal year):
     Company-operated.............         443          415          394          383          376
     Franchised and licensed......         265          258          273          277          272
                                    ----------   ----------   ----------   ----------   ----------
          Total...................         708          673          667          660          648
                                    ==========   ==========   ==========   ==========   ==========
  Average annual sales per
     Company-operated
     restaurant(3)................  $    1,157   $    1,114   $    1,006   $      966   $      992
  Percentage increase (decrease)
     in comparable
     Company-operated restaurant
     sales(4).....................         4.8%        10.7%         4.4%        (3.8)%       (6.5)%

                                    PERIOD FROM   PERIOD FROM    FISCAL YEAR ENDED DECEMBER 31, (7)
                                    7/16/97 TO     1/1/97 TO    ------------------------------------
                                    1/31/98(5)    7/15/97(6)       1996         1995         1994
                                    -----------   -----------   ----------   ----------   ----------
HARDEE'S RESTAURANT OPERATING
  DATA:
  System-wide restaurant revenues:
     Company-operated
       restaurants................  $  339,942    $  346,481    $  645,409   $  596,593   $  593,391
     Franchised and licensed
       restaurants................   1,123,034     1,152,442     2,350,733    2,582,514    2,760,588
                                    ----------    ----------    ----------   ----------   ----------
          Total system-wide
            revenues..............  $1,462,976    $1,498,923    $2,996,142   $3,179,107   $3,353,979
                                    ==========    ==========    ==========   ==========   ==========
  Restaurants open (at end of
     fiscal year):
     Company-operated.............         863           782           808          733          692
     Franchised and licensed......       2,175         2,329         2,417        2,600        2,711
                                    ----------    ----------    ----------   ----------   ----------
          Total...................       3,038         3,111         3,225        3,333        3,403
                                    ==========    ==========    ==========   ==========   ==========
  Average annual sales per
     Company-operated
     restaurant(3)................  $      803    $      831    $      848   $      888   $      968
  Percentage decrease in
     comparable Company-operated
     restaurant sales(4)..........        (7.2)%        (0.4)%        (4.4)%       (6.8)%       (3.5)%

---------------

(1) The Company's fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31.

(2) Fiscal 1994 includes 53 weeks.

(3) Calculated on a 52- or 53-week trailing basis for all years presented.

(4) Includes only restaurants open throughout the full years being compared.

(5) Includes results of operations for Hardee's from and after July 15, 1997, the date of acquisition.

(6) Hardee's restaurant operating data for the period from January 1, 1997 to July 15, 1997 excludes the results of Hardee's restaurants sold or closed prior to July 15, 1997.

(7) Hardee's restaurant operating data for the three fiscal years ending December 31, 1996 excludes the results of Hardee's restaurants sold or closed prior to December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes and "Selected Financial and Operating Data" included elsewhere in this Form 10-K.

                                    OVERVIEW

     The Company is a leading nationwide owner, operator and franchisor of quick-service restaurants, operating principally under the Carl's Jr. and Hardee's brand names. Based on domestic system-wide sales, the Company's Hardee's and Carl's Jr. chains are the fourth and seventh largest quick-service hamburger restaurant chains in the United States, respectively. As of January 26, 1998, the Carl's Jr. system included 708 restaurants, of which 443 were operated by the Company and 265 were operated by its franchisees and licensees. Carl's Jr. restaurants are located in the Western United States, predominantly in California. In July 1997, the Company completed its acquisition of Hardee's, and as of January 26, 1998, the Hardee's system consisted of 3,038 restaurants, of which 863 were operated by the Company and 2,175 were operated by the Company's franchisees and licensees. Hardee's restaurants are located throughout the Eastern and Midwestern United States, predominantly in the Southeast. As of January 26, 1998, the Company also operated a total of 235 other restaurants, including 109 Taco Bueno quick-service Mexican food restaurants located in Texas and Oklahoma.

     The first Carl's Jr. restaurant was opened in 1956 by Carl N. Karcher, the Company's founder, in Anaheim, California. After an extended period of growth, the Company made certain strategic decisions and experienced operational difficulties in the early 1990s which adversely impacted the Company's sales and profitability. At that time, in response to the introduction of value pricing by its quick-service restaurant competitors, the Company reduced prices and initiated an extensive value-priced menu advertising campaign. Beginning in October 1994, the Company hired a new management team that began implementing a variety of strategic and operational programs designed to revitalize the Carl's Jr. brand and improve financial results. These programs included, among others, a renewed focus on offering superior products, the elimination of most lower-priced menu items, a new advertising campaign, a dual-branding program with The Green Burrito and the commencement of a remodeling program for Carl's Jr. restaurants. As a result of these strategies, together with the Company's successful efforts to reduce expenses at both the corporate and operating levels, the Company experienced significant improvements in sales and operating results in fiscal 1996, 1997 and 1998. The Company substantially completed its remodeling program in January 1998 and is continuing to implement its dual-branding conversions and focus on reducing expenses. The Company believes it will continue to benefit from such activities in the future.

     The Company believes that its acquisition of Hardee's in July 1997 allowed it to significantly expand the scope of its operations and to become one of the leading nationwide operators of quick-service hamburger restaurants. The Company has begun implementing a plan to meaningfully improve the profitability and sales of Hardee's in an effort to improve Hardee's poor recent historical performance. The Company's plan includes many of the operating initiatives which it used to improve the operations of its Carl's Jr. restaurants, including implementing CKE's management practices, improving the quality of food, enhancing the quality of service, updating restaurant facilities and managing costs more effectively.

     The Company believes that the FEI Acquisition will enable it to continue to expand the scope of its operations and to exercise further control over its Hardee's restaurant system. As a result of the FEI Acquisition, 1,420 of the 3,038 Hardee's restaurants operated as of January 26, 1998 are presently operated by the Company, representing 46.7% of the Hardee's system, and giving the Company control of 48 of Hardee's 98 broadcast cooperative advertising markets. The Company believes it can meaningfully improve the same-store sales trends and profitability levels at FEI's Hardee's restaurants by implementing the strategies that it has used to improve the operations of its Carl's Jr. restaurants and is beginning to implement at its other Company-operated Hardee's restaurants.

     The Company's revenues are derived primarily from sales by Company-operated restaurants and revenues from franchisees, including franchise and royalty fees, sales to Carl's Jr. franchisees and licensees of food and packaging products, rentals under real property leases and revenues from the sale of equipment.

Restaurant operating expenses consist primarily of food and packaging costs, payroll and other employee benefits and occupancy and other operating expenses of Company-operated restaurants. Operating costs of the Company's franchised and licensed restaurants include the cost of food and packaging products sold to Carl's Jr.'s franchisees and licensees and lease payments on properties subleased to the Company's franchisees. Other operating expenses, including advertising expenses and general and administrative expenses, relate to Company-operated restaurants as well as franchisee and licensee operations. The Company's revenues and expenses are directly affected by the number and sales volumes of Company-operated restaurants and, to a lesser extent, franchised and licensed restaurants.

                             RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company's consolidated statements of income for the years indicated:

                                                            FISCAL YEAR ENDED JANUARY 31,
                                                            ------------------------------
                                                            1998(1)     1997(2)      1996
                                                            --------    --------    ------
Revenues:
  Company-operated restaurants............................    88.9%       87.5%      84.7%
  Franchised and licensed restaurants and other...........    11.1        12.5       15.3
                                                             -----       -----      -----
     Total revenues.......................................   100.0%      100.0%     100.0%
                                                             =====       =====      =====
Operating costs and expenses:
  Restaurant operations(3):
     Food and packaging...................................    30.7%       30.6%      30.1%
     Payroll and other employee benefits..................    30.5        27.9       27.9
     Occupancy and other operating expenses...............    20.2        20.6       20.8
                                                             -----       -----      -----
                                                              81.4        79.1       78.8
  Franchised and licensed restaurants and other(4)........    73.7        94.9       97.3
  Advertising expenses(3).................................     5.7         5.9        5.8
  General and administrative expenses.....................     6.9         6.5        7.6
Operating income..........................................     7.5         7.2        5.8
Interest expense..........................................    (1.5)       (1.6)      (2.1)
Other income, net.........................................     0.7         0.4        0.2
                                                             -----       -----      -----
Income before income taxes................................     6.7         6.0        3.9
Income tax expense........................................     2.6         2.4        1.5
                                                             -----       -----      -----
Net income................................................     4.1%        3.6%       2.4%
                                                             =====       =====      =====

---------------
(1) Fiscal 1998 includes operating results of Hardee's from and after July 15, 1997.

(2) Fiscal 1997 includes $94.3 million of revenues generated from other restaurant concepts acquired by the Company during fiscal 1997.

(3) As a percentage of revenues from Company-operated restaurants.

(4) As a percentage of revenues from franchised and licensed restaurants and other.

REVENUES

     Company-operated Restaurants. Revenues from Company-operated restaurants increased $485.6 million or 90.5% to $1.022 billion in fiscal 1998 as compared with fiscal 1997. Carl's Jr. Company-operated revenues for the year accounted for sales increases of $45.2 million. Additionally, the Company's Hardee's and Taco Bueno restaurants contributed $339.9 million and $51.8 million, respectively, to the increase. Offsetting these increases is the loss of revenues from the Company's HomeTown Buffet and Casa Bonita restaurants that were disposed of in connection with the initial public offering of Star Buffet in September 1997. On a same-store sales basis, the Company's Carl's Jr. sales, which are calculated using only restaurants in operation for the full years being compared, increased 4.8%, marking the third consecutive annual increase in same-store sales for the Carl's Jr. chain. Same-store sales for the Company-operated Taco Bueno restaurants increased 6.2%, while same-store sales from Company-operated Hardee's restaurants decreased 7.2% since the date of acquisition. The decrease in same-store sales for Hardee's can be attributed to several factors, including the paring down of Hardee's oversized menu and the discontinuation of monthly new product introductions. The increase in revenues from Company-operated Carl's Jr. restaurants is primarily the result of continued momentum in the Company's various sales enhancement programs, including the continuation of conversion of its existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, the continued focus on promoting great-tasting new and existing food products through increased innovative advertising, and the image enhancement of its restaurants through a chain-wide remodeling program. Also contributing to the increase in sales at the Carl's Jr. restaurants was the introduction of the Charbroiled Sirloin Steak Sandwich in the fourth quarter of fiscal 1998 which has recorded the highest sales levels for a new product offering in the past 11 years. Average unit volumes in Company-operated Carl's Jr. restaurants continue to rise and reached $1,157,000 for the trailing 52-week period while average unit volumes at Company-operated Hardee's and Taco Bueno restaurants ended the fiscal year at $803,000 and $685,000 for the trailing 52-week period, respectively.

     The Company's revenues from Company-operated restaurants increased $143.3 million or 36.4% to $536.8 million in fiscal 1997 compared with $393.5 million in fiscal 1996. Company-operated Carl's Jr. restaurants accounted for $54.1 million of the increase, while the Company's other restaurant concepts acquired in fiscal 1997 contributed an additional $93.5 million to revenues, with the Company's Taco Bueno restaurants accounting for $22.1 million of the additional revenues. Fiscal 1996 revenues included approximately $4.3 million from the Company's Boston Market operations. The increase in revenues from Company-operated Carl's Jr. restaurants was largely due to the continued effect of the various sales enhancement programs that were implemented in fiscal 1996. The 10.7% same-store sales increase in fiscal 1997 was the second consecutive annual same-store sales increase and the highest same-store sales increase reported by the Company's Carl's Jr. chain in nearly a decade. An increase in the number of Company-operated restaurants operating in fiscal 1997 as compared with the prior year also contributed to the increase in revenues from Company-operated Carl's Jr. restaurants.

     Franchised and Licensed Restaurants and Other. The Company's revenues from franchised and licensed restaurants for fiscal 1998 increased $50.6 million or 66.1% to $127.2 million over fiscal 1997. This increase is principally due to the royalties earned by Hardee's franchise system, equipment sales to Hardee's franchisees and to increased royalties from, and food purchases by, franchisees and licensees of Carl's Jr. as a result of higher sales volume at franchised and licensed Carl's Jr. restaurants. Fiscal 1997 revenues from franchised and licensed restaurants increased $5.4 million, or 7.6%, to $76.6 million over fiscal 1996. The fiscal 1997 increase was primarily due to increased royalties from, and food purchases by, franchisees as they experienced increased sales trends similar to those the Company experienced in its Company-operated restaurants. This increase in sales was offset by a decrease in the number of franchised and licensed Carl's Jr. restaurants in operation during fiscal 1997 as compared with fiscal 1996.

OPERATING COSTS AND EXPENSES

     Restaurant Operations. Restaurant-level margins of the Company's consolidated restaurant operations decreased in fiscal 1998 by 2.3% as compared with fiscal 1997, primarily reflecting the impact of typically higher operating costs at the Company's family-style restaurant concepts, which were acquired in the second quarter of fiscal 1997 and at Hardee's quick-service hamburger restaurants, which were acquired in the second quarter of fiscal 1998. The family-style segment of the restaurant industry typically has lower margins than the quick-service segment of the industry, mainly due to increased labor and food costs. Although Hardee's restaurant-level margins are substantially lower than the Company's other quick-service restaurant concepts, the Company has increased Hardee's Company-operated restaurant-level margins in the fourth quarter of fiscal 1998 to 12.8% compared with 1.5% for the comparable period of the prior year for restaurants open and operating as of December 31, 1996. The Company has accomplished this reduction of costs through many of the same cost-saving measures it implemented at its Carl's Jr. restaurants over the past three to four years, including: the introduction of the Carl's Jr. labor matrix to refine labor usage; a focus on safety and accident prevention as a method of lowering workers' compensation costs; the reduction of food waste and theft tolerance levels; and the use of substantial purchasing synergies to lower food and paper costs. Also contributing to the increase in restaurant-level margins since acquisition is the simplification of the Hardee's menu and conforming Hardee's depreciation policies with those of the Company.

     While the Company's consolidated restaurant-level margins decreased in fiscal 1998, continued cost-saving strategies at the Company's Carl's Jr. restaurants have caused restaurant-level margins for the Carl's Jr. restaurant chain to continue to increase. These margins, as a percentage of revenues from Company-operated Carl's Jr. restaurants, were 24.2%, 23.1% and 21.3% in fiscal 1998, 1997, and 1996, respectively. These improved results in the Company's Carl's Jr. restaurant-level operating margins reflect the Company's continued commitment to improve the cost structure of its Carl's Jr. restaurants, particularly in the areas of increased purchasing synergies for food and paper, improved labor productivity and reduced workers' compensation costs.

     The Company's Carl's Jr. food and packaging costs have remained relatively consistent at 29.9%, 30.2% and 30.0% of revenues from Company-operated Carl's Jr. restaurants for fiscal 1998, 1997 and 1996, respectively. During fiscal 1998, food costs decreased marginally due to the purchasing economies the Carl's Jr. chain has achieved as a result of the consolidated buying power directly resulting from the addition of its other restaurant concepts. Partially offsetting these purchasing economies realized in fiscal 1998, and contributing to the slight increase in food costs in fiscal 1997, was increased pressure from commodity prices and a change in the product mix as a result of the promotion of larger, more expensive sandwiches such as the Charbroiled Sirloin Steak Sandwich, which was introduced in the fourth quarter of fiscal 1998, and the Crispy Chicken Sandwiches, which were introduced in the third quarter of fiscal 1996.

     Payroll and other employee benefits for the Company's Carl's Jr. restaurant chain as a percentage of revenues from Company-operated Carl's Jr. restaurants decreased 0.8% in fiscal 1998 to 25.7% and decreased 1.4% in fiscal 1997 to 26.5%. These reductions in payroll and employee benefits were achieved despite the October 1996 and September 1997 increases in the federal minimum wage and the additional March 1997 increase in California minimum wage levels. The cost reductions came primarily as a result of labor productivity programs implemented during fiscal 1996 to further decrease costs and improve direct labor efficiencies. Further, the new safety and other programs added by the Company during fiscal 1994, in conjunction with changes in state regulations, have resulted in a decrease in work-related injuries and reduced the Company's workers' compensation claims and losses during fiscal 1998 and 1997.

     Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Legislation increasing the minimum wage in October 1996 and September 1997 has resulted in higher labor costs to the Company and its franchisees. Moreover, as a result of recent legislation in California, the California state minimum wage was increased effective March 1997. The Company anticipates that any future increases in the minimum wage may be offset through pricing and other cost-control efforts; however, there can be no assurance that the Company or its franchisees will be able to pass such additional costs on to customers in whole or in part.

     Carl's Jr. occupancy and other operating expenses, as a percentage of revenues from Company-operated Carl's Jr. restaurants, were 20.2%, 20.2% and 20.8% in fiscal 1998, 1997 and 1996, respectively. A portion of occupancy and other operating expenses are fixed in nature, and thus as a percentage of Company-operated revenues, they fall as revenues rise. These costs increased in fiscal 1998 as compared with fiscal 1997 primarily due to increased equipment costs as the Company implements updated data technology at its restaurants and increased utility and depreciation expenses in connection with the image enhancement of the Company's Carl's Jr. restaurants. The decrease as a percentage of Company-operated restaurants in fiscal 1997 as compared with fiscal 1996 is largely due to the Company's efforts to maintain costs at the prior fiscal year levels in conjunction with the fixed nature of the expenses and the increase in revenues in fiscal 1997.

     Franchised and Licensed Restaurants and Other. Franchised and licensed restaurant costs increased 29.0% in fiscal 1998 to $93.8 million as compared with fiscal 1997. This increase is primarily due to the additional costs associated with the Hardee's franchise operations in addition to increased food purchases by

Carl's Jr. franchisees and licensees. As a percentage of revenues from franchised and licensed restaurants, these costs decreased 21.2% in fiscal 1998 over fiscal 1997. This decrease is mainly due to the nature of the Hardee's franchise revenues, which principally arise from royalties paid by its franchisees, in contrast with the revenues from Carl's Jr. franchisees and licensees, which are primarily derived from both royalties paid and food purchases by franchisees. As a result, the cost structure associated with Hardee's revenue from franchised and licensed restaurants is substantially lower than that associated with the Carl's Jr. franchise operations. Franchised and licensed restaurant costs in fiscal 1997 increased 5.0% to $72.7 million. These costs followed a similar trend to the revenues from franchise and licensed restaurants, with the overall increase in fiscal 1997 primarily due to increased food purchases by Carl's Jr. franchisees, partially offset by a decrease in the number of franchised and licensed restaurants in operation in fiscal 1997 as compared with the prior year.

     Advertising Expenses. Advertising expenses increased $26.6 million in fiscal 1998 over fiscal 1997, and $8.8 million in fiscal 1997 as compared with fiscal 1996, while remaining relatively consistent as a percentage of revenues from Company-operated restaurants. The increase in advertising expenses in fiscal 1998 is principally due to the additional advertising support for the newly acquired concepts. In fiscal 1997, as compared with fiscal 1996, the Company spent more on advertising production and increased the number of weeks on electronic media. The Company has experienced positive same-store sales growth in its Carl's Jr. restaurants in 11 consecutive quarters since the Company hired a new advertising agency and began its innovative advertising campaign in May 1995, which focuses on Carl's Jr. superior quality products.

     General and Administrative Expenses. General and administrative expenses increased $38.9 million and $4.7 million in fiscal 1998 and 1997 to $78.9 million and $40.0 million, respectively. As a percentage of total revenues, general and administrative expenses were 6.9%, 6.5% and 7.6% in fiscal 1998, 1997 and 1996, respectively. The increase in fiscal 1998 is primarily the result of adding the expenses associated with the support of the Hardee's restaurant operations. Hardee's general and administrative expenses as a percentage of total revenues were approximately 7.6% for fiscal 1998 as compared with 10.7% of Hardee's total revenues at the end of calendar year 1996 under previous ownership. General and administrative expenses have also increased in both fiscal 1998 and fiscal 1997 due to recording incentive compensation accruals for regional restaurant management and selected corporate employees as a result of improved operating performance. Also contributing to the increase in fiscal 1997 were increased amortization expenses and various corporate legal expenses. The decrease in general and administrative expenses as a percentage of total revenues in fiscal 1997 over fiscal 1996 was primarily attributable to the economies of scale the Company achieved by collapsing certain costs from acquired businesses into the Company's existing infrastructure.

INTEREST EXPENSE

     Interest expense for fiscal 1998 increased $7.0 million to $16.9 million as compared with fiscal 1997 primarily as a result of additional borrowings required to complete the Hardee's acquisition and the write-off of certain loan fees associated with the termination or repayment of the Company's previous credit agreements, partially offset by a reduction in interest rates. Interest expense in fiscal 1997 decreased 1.3% to $9.9 million as compared with fiscal 1996 as a result of lower levels of borrowings outstanding during fiscal 1997, the prepayment of certain indebtedness early in fiscal 1997 and lower interest rates.

OTHER INCOME, NET

     Other income, net, is mainly comprised of interest income, lease income, dividend income, gains and losses on sales of restaurants, income and loss on long-term investments, property management expenses and other non-recurring income and expenses. Other income, net, increased $4.9 million and $1.5 million in fiscal 1998 and fiscal 1997, respectively, as compared with the prior years. This increase in fiscal 1998 generally resulted from interest income earned on the Company's note receivable from Checkers and amortization of the related discount along with lease and dividend income recorded from the Company's long-term investment in Boston West. The fiscal 1997 increase was primarily due to increased property management expenses and a gain on the sale of restaurants in fiscal 1997 as compared with a loss in the prior year. Moreover, included in fiscal 1996 was a $1.9 million decrease in the Company's Boston Market investment which resulted from the

Company recording its pro-rata share of the losses from Boston West. (See Note 6 of Notes to Consolidated Financial Statements.)

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $15.9 million to $30.4 million in fiscal 1998. Total cash provided by operating activities increased $17.3 million to $74.3 million, which was primarily due to increased revenues from the Company's newly acquired concepts and increased revenues and improved operating margins from the Company's Carl's Jr. operations.

     Investing activities required the Company to use $428.5 million in cash to fund capital additions of $89.2 million, to fund the Company's investment in Checkers of $14.1 million, to complete the acquisition of Hardee's for $320.6 million (net of cash acquired) and to complete the acquisitions of certain Hardee's franchised restaurants. The cash required for these investing activities was partially funded by cash proceeds of $16.3 million (net of cash surrendered) from the sale of shares by the Company and the disposition of its HomeTown Buffet and Casa Bonita restaurants in connection with the initial public offering of Star Buffet and $11.9 million from the sale of property and equipment and from the collection on and sale of notes receivable, related party receivables and leases receivable.

     Financing activities provided the Company with $338.2 million, primarily through cash proceeds of $222.3 million from the Company's common stock offering. (See Note 11 of Notes to Consolidated Financial Statements.) The increase in total borrowings of $151.5 million, together with cash flows from operations and cash proceeds from the common stock offering were used primarily to complete the acquisition of Hardee's, to repay existing indebtedness, to fund the Company's capital expenditures for the conversion of certain of its Hardee's restaurants to dual-brand Carl's Jr./Hardee's restaurants in selected markets, to repurchase certain Hardee's franchised restaurants, to make $7.5 million in required principal repayments under the term loan portion of the Company's credit facility and to repay $5.0 million under its revolving credit facility. Additionally, the Company generated cash from the exercise of stock options of approximately $3.8 million and used cash to repay capital lease obligations of $5.0 million and pay dividends of $3.0 million.

     Effective July 15, 1997, the Company entered into a new Senior Credit Facility which replaced an unsecured bank credit facility arranged for the Company in July 1996. On July 15, 1997, the Company incurred $75.0 million of borrowings under the Term Loan Facility and $58.9 million of borrowings under the Revolving Credit Facility to fund a portion of the consideration needed to acquire Hardee's. As of January 26, 1998, $67.5 million of borrowings remained outstanding under the Term Loan Facility and $71.0 million of borrowings remained outstanding under the Revolving Credit Facility.

     On April 1, 1998, the Company amended the Senior Credit Facility to increase the aggregate principal amounts of the lenders' commitments under the Term Loan Facility to $250.0 million and under the Revolving Credit Facility to $250.0 million, which includes a $65.0 million letter of credit subfacility, and to extend the final maturity to April 2003. On April 1, 1998, the Company incurred borrowings of $213.2 million under the Senior Credit Facility to finance a portion of the purchase price of the FEI Acquisition. Principal repayments under the Term Loan Facility are due in quarterly installments commencing in June 1998 and continuing thereafter until the final maturity of the Senior Credit Facility in April 2003, resulting in annual reductions of $20.0 million in the first year of the Term Loan Facility and annual reductions thereafter ranging from $40.0 million to $70.0 million. Additional borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, and any outstanding amounts thereunder will become due in April 2003. The Company will be required to repay borrowings under the Senior Credit Facility with the proceeds from certain asset sales (unless the net proceeds of such sales are reinvested in the Company's business), from the issuance of certain equity securities or from the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

     Borrowings and other obligations of the Company under the Senior Credit Facility are general unsubordinated obligations of the Company and secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries guarantee such borrowings and other obligations, and are secured by certain franchise rights, accounts receivable, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The Senior Credit Facility contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses and (iii) limit the Company and its subsidiaries from making capital expenditures and certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. In addition, the Company is required to comply with specified financial ratios and tests, including minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios.

     On March 13, 1998, the Company completed a private placement of $197.2 million aggregate principal amount of convertible subordinated notes, in which the Company received net proceeds of approximately $192.3 million, of which $24.1 million was used to repay indebtedness under the Term Loan Facility. The Notes, which represent unsecured general obligations of the Company subordinate in right of payment to certain other obligations, are due in 2004, are convertible into the Company's common stock at an initial conversion price of $48.204 and carry a 4.25% coupon. The remaining net proceeds from the Notes, together with borrowings under the Senior Credit Facility were used to fund the acquisition of FEI on April 1, 1998.

     The Company's primary source of liquidity is its revenues from Company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new restaurants, the remodeling of existing restaurants, the repurchase of certain Hardee's restaurants from franchisees, the conversion of certain restaurants to the Carl's Jr./Green Burrito and Carl's Jr./serving Hardee's breakfast dual-brand concepts and capital expenditures to be incurred in connection with the Company's integration of Hardee's and FEI. During fiscal 1999, the Company expects to incur approximately $160.0 million in capital expenditures. In addition, the Company and Imasco Holdings continue to discuss certain post-closing purchase price adjustments arising from the Hardee's acquisition. The Company believes that any payments required as a result of such purchase price adjustments will not materially affect the Company's financial condition.

     The Company typically maintains current liabilities in excess of current assets, because the quick-service restaurant business generally receives immediate payment for sales, while inventories and other current liabilities normally carry longer payment terms (usually 15 to 30 days).

     The Company believes that cash generated from its various restaurant operations, along with cash and cash equivalents on hand as of January 26, 1998, and amounts available under the Senior Credit Facility will provide the Company with the funds necessary to meet all of its capital spending and working capital requirements for the foreseeable future. If those sources of capital are insufficient to satisfy the Company's capital spending and working capital requirements, or if the Company determines to make any significant acquisition of or investments in other businesses, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. In addition, substantially all of the real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for additional debt financing; however, there can be no assurance that real estate financing or other financing can be obtained on terms acceptable to the Company. Sales, if any, of additional equity or debt securities could result in additional dilution to the Company's stockholders.

YEAR 2000

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of data-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year.

Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, the inability of the Company or its suppliers or distributors and other vendors to resolve such processing issues in a timely manner could have a material adverse impact on the Company. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

IMPACT OF INFLATION

     Management recognizes that inflation has an impact on food, construction, labor and benefit costs, all of which can significantly affect the Company's operations. Historically, the Company has been able to pass any associated higher costs due to these inflationary factors along to its customers because those factors have impacted nearly all restaurant companies. During fiscal 1998 and fiscal 1997, however, management has emphasized cost controls rather than price increases, given the competitive pressure within the quick-service restaurant industry.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has determined that SFAS 130 will not have a material impact on the Company's reporting of its consolidated financial position or results of operations and requires only additional disclosure.

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

     In December 1997, the American Institute of Certified Public Accountants approved for issuance the Statement of Position ("SOP"), Reporting on the Costs of Start-Up Activities. The SOP requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. The Company currently amortizes pre-opening costs over one year from the time they are incurred. Management does not believe the impact of the adoption of this SOP on the Company's consolidated financial position or results of operations will be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 1998. Information concerning the current executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information pertaining to executive compensation is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CKE RESTAURANTS, INC.

                                          By:    /s/ WILLIAM P. FOLEY II
                                            ------------------------------------
                                                    William P. Foley II
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                          Date: April 22, 1998

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

              SIGNATURE                                    TITLE                            DATE
              ---------                                    -----                            ----
      /s/  WILLIAM P. FOLEY II           Chairman of the Board and Chief Executive     April 22, 1998
------------------------------------        Officer (Principal Executive Office)
         William P. Foley II

         /s/  CARL A. STRUNK             Executive Vice President, Chief Financial     April 22, 1998
------------------------------------          Officer (Principal Financial and
           Carl A. Strunk                           Accounting Officer)

        /s/  BYRON ALLUMBAUGH                             Director                     April 22, 1998
------------------------------------
          Byron Allumbaugh

          /s/  PETER CHURM                                Director                     April 22, 1998
------------------------------------
             Peter Churm

        /s/  CARL L. KARCHER                              Director                     April 22, 1998
------------------------------------
           Carl L. Karcher

        /s/  CARL N. KARCHER                              Director                     April 22, 1998
------------------------------------
           Carl N. Karcher

         /s/  DANIEL D. LANE                     Vice Chairman of the Board            April 22, 1998
------------------------------------
           Daniel D. Lane

        /s/  W. HOWARD LESTER                             Director                     April 22, 1998
------------------------------------
          W. Howard Lester

        /s/  FRANK P. WILLEY                              Director                     April 22, 1998
------------------------------------
           Frank P. Willey

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
(A)(1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:
        Independent Auditors' Report................................   F-1
        Consolidated Balance Sheets -- as of January 31, 1998 and      F-2
        1997........................................................
        Consolidated Statements of Income -- for the years ended       F-3
        January 31, 1998, 1997 and 1996.............................
        Consolidated Statements of Stockholders' Equity -- for the     F-4
        years ended January 31, 1998, 1997 and 1996.................
        Consolidated Statements of Cash Flows -- for the years ended   F-5
        January 31, 1998, 1997 and 1996.............................
        Notes to Consolidated Financial Statements..................   F-6

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and Subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1998 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Orange County, California
  March 17, 1998, except for Note 9 and
  Note 22, relating to the amendment to the Company's Senior Credit Facility and acquisition of Flagstar Enterprises, Inc., which are as of April 1, 1998.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   JANUARY 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $ 30,382     $ 46,330
  Accounts receivable.......................................    27,317        7,942
  Related party receivables.................................     1,171        2,088
  Inventories...............................................    17,024        9,223
  Deferred income taxes, net................................        --        7,214
  Prepaid expenses..........................................    13,045        6,232
  Other current assets......................................     3,217        1,168
                                                              --------     --------
          Total current assets..............................    92,156       80,197
Property and equipment, net.................................   627,026      208,099
Property under capital leases, net..........................    47,528       37,115
Long-term investments.......................................    48,089       33,268
Notes receivable............................................    11,162        6,210
Related party receivables...................................     7,626        9,325
Costs in excess of net assets acquired, net.................    95,744       25,560
Other assets................................................    28,037       10,593
                                                              --------     --------
                                                              $957,368     $410,367
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $ 15,812     $    735
  Current portion of capital lease obligations..............     5,499        4,347
  Accounts payable..........................................    60,303       41,515
  Deferred income taxes, net................................     5,675           --
  Other current liabilities.................................    89,195       36,527
                                                              --------     --------
          Total current liabilities.........................   176,484       83,124
                                                              --------     --------
Long-term debt..............................................   138,793       33,770
Capital lease obligations...................................    56,801       48,141
Other long-term liabilities.................................    86,778       30,528
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
     shares; none issued or outstanding.....................        --           --
  Common stock, $.01 par value; authorized 100,000,000
     shares; issued and outstanding 46,523,179 shares and
     36,540,626 shares......................................       465          365
  Additional paid-in capital................................   366,110      126,246
  Retained earnings.........................................   131,937       88,193
                                                              --------     --------
          Total stockholders' equity........................   498,512      214,804
                                                              --------     --------
                                                              $957,368     $410,367
                                                              ========     ========

See accompanying notes to consolidated financial statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FISCAL YEAR ENDED JANUARY 31,
                                                            ----------------------------------------
                                                                1998           1997          1996
                                                            ------------    ----------    ----------
                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues:
  Company-operated restaurants:
     Carl's Jr............................................   $  488,495      $443,304      $389,214
     Hardee's.............................................      339,942            --            --
     Taco Bueno...........................................       73,982        22,146            --
     JB's Restaurants.....................................       64,820        33,517            --
     HomeTown Buffet......................................       27,496        20,590            --
     Other................................................       27,718        17,251         4,272
                                                             ----------      --------      --------
                                                              1,022,453       536,808       393,486
                                                             ----------      --------      --------
  Franchised and licensed restaurants and other:
     Carl's Jr............................................       80,730        75,785        71,181
     Hardee's.............................................       45,295            --            --
     Other................................................        1,181           787            --
                                                             ----------      --------      --------
                                                                127,206        76,572        71,181
                                                             ----------      --------      --------
          Total revenues..................................    1,149,659       613,380       464,667
                                                             ----------      --------      --------
Operating costs and expenses:
  Restaurant operations:
     Food and packaging...................................      314,412       164,120       118,244
     Payroll and other employee benefits..................      311,612       149,846       109,943
     Occupancy and other operating expenses...............      206,436       110,828        82,004
                                                             ----------      --------      --------
                                                                832,460       424,794       310,191
  Franchised and licensed restaurants and other...........       93,773        72,696        69,263
  Advertising expenses....................................       58,383        31,795        22,975
  General and administrative expenses.....................       78,852        39,956        35,238
                                                             ----------      --------      --------
          Total operating costs and expenses..............    1,063,468       569,241       437,667
                                                             ----------      --------      --------
Operating income..........................................       86,191        44,139        27,000
Interest expense..........................................      (16,914)       (9,877)      (10,004)
Other income, net.........................................        7,363         2,448           957
                                                             ----------      --------      --------
Income before income taxes................................       76,640        36,710        17,953
Income tax expense........................................       29,883        14,408         7,001
                                                             ----------      --------      --------
Net income................................................   $   46,757      $ 22,302      $ 10,952
                                                             ==========      ========      ========
Net income per share -- basic.............................   $     1.10      $   0.69      $   0.36
                                                             ==========      ========      ========
Weighted average shares outstanding -- basic..............       42,394        32,399        30,211
                                                             ==========      ========      ========
Net income per common and common equivalent
  share -- diluted........................................   $     1.07      $   0.67      $   0.36
                                                             ==========      ========      ========
Common and common equivalent shares used in computing per
  share amounts -- diluted................................       43,747        33,276        30,555
                                                             ==========      ========      ========

See accompanying notes to consolidated financial statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    COMMON STOCK        TREASURY STOCK
                                 ------------------   -------------------   ADDITIONAL                  TOTAL
                                 NUMBER OF            NUMBER OF              PAID-IN     RETAINED   STOCKHOLDERS'
                                  SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL     EARNINGS      EQUITY
                                 ---------   ------   ---------   -------   ----------   --------   -------------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
BALANCE AT JANUARY 31, 1995....   31,094      $311        974     $(4,558)   $ 34,996    $ 57,725     $ 88,474
  Cash dividends
     ($.05 per share)..........       --        --         --          --          --      (1,460)      (1,460)
  Exercise of stock options....      586         6         --          --       2,744          --        2,750
  Purchase of treasury stock...       --        --        132        (551)         --          --         (551)
  Tax benefit associated with
     exercise of stock
     options...................       --        --         --          --         848          --          848
  Net unrealized gain on
     investment securities.....       --        --         --          --          --         176          176
  Net income...................       --        --         --          --          --      10,952       10,952
                                  ------      ----     ------     -------    --------    --------     --------
BALANCE AT JANUARY 31, 1996....   31,680       317      1,106      (5,109)     38,588      67,393      101,189
  Cash dividends
     ($.05 per share)..........       --        --         --          --          --      (1,514)      (1,514)
  Exercise of stock options....      396         4         --          --       2,226          --        2,230
  Purchase of Summit...........      827         8         --          --      11,403          --       11,411
  Common stock offering, net...    4,744        47         --          --      77,568          --       77,615
  Retirement of treasury
     stock.....................   (1,106)      (11)    (1,106)      5,109      (5,098)         --           --
  Tax benefit associated with
     exercise of stock
     options...................       --        --         --          --       1,559          --        1,559
  Net unrealized gain on
     investment securities.....       --        --         --          --          --          12           12
  Net income...................       --        --         --          --          --      22,302       22,302
                                  ------      ----     ------     -------    --------    --------     --------
BALANCE AT JANUARY 31, 1997....   36,541       365         --          --     126,246      88,193      214,804
  Cash dividends
     ($.07 per share)..........       --        --         --          --          --      (3,013)      (3,013)
  Exercise of stock options....      540         5         --          --       3,787          --        3,792
  Purchase of Hardee's Green
     Bay, Inc..................      271         3         --          --       9,402          --        9,405
  Common stock offering, net...    9,171        92         --          --     222,252          --      222,344
  Tax benefit associated with
     exercise of stock
     options...................       --        --         --          --       4,423          --        4,423
  Net income...................       --        --         --          --          --      46,757       46,757
                                  ------      ----     ------     -------    --------    --------     --------
BALANCE AT JANUARY 31, 1998....   46,523      $465         --     $    --    $366,110    $131,937     $498,512
                                  ======      ====     ======     =======    ========    ========     ========

See accompanying notes to consolidated financial statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FISCAL YEAR ENDED JANUARY 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   --------
                                                                   (DOLLARS IN THOUSANDS)
Net cash flows from operating activities:
  Net income................................................  $  46,757   $  22,302   $ 10,952
  Adjustments to reconcile net income to net cash provided
     by operating activities, excluding the effect of
     acquisitions and dispositions:
     Depreciation and amortization..........................     46,402      27,002     21,372
     Provision for losses on accounts and notes
       receivable...........................................      2,729         300        313
     Loss on sale of property and equipment and capital
       leases...............................................      4,657       1,520      1,850
     Net non-cash investment and dividend income............     (3,029)     (1,257)     1,047
     Deferred income taxes..................................     12,889       7,637      2,197
     (Gain) loss on non-current asset and liability
       transactions.........................................     (5,632)        151        209
     Write-down of long-lived assets........................         --       1,250         --
     Net change in receivables, inventories and other
       current assets.......................................    (13,682)     (6,178)      (288)
     Net change in accounts payable and other current
       liabilities..........................................    (16,754)      4,261     (4,781)
                                                              ---------   ---------   --------
          Net cash provided by operating activities.........     74,337      56,988     32,871
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Purchases of:
     Marketable securities..................................       (393)       (760)      (921)
     Property and equipment.................................    (89,210)    (49,223)   (27,234)
     Long-term investments..................................    (14,294)     (7,905)    (1,670)
  Proceeds from sale of:
     Marketable securities and long-term investments........        393       5,418      1,972
     Property and equipment.................................      5,952       7,816        905
  Increases in notes receivable and related party
     receivables............................................       (200)    (14,020)    (2,640)
  Collections on and sale of notes receivable, related party
     receivables and leases receivable......................      5,946       3,842      9,901
  Net change in other assets................................     (1,674)     (6,109)      (189)
  Acquisitions, net of cash acquired........................   (351,294)    (52,123)        --
  Dispositions, net of cash surrendered.....................     16,286          --         --
                                                              ---------   ---------   --------
          Net cash used in investing activities.............   (428,488)   (113,064)   (19,876)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Net proceeds from common stock offering...................    222,344      77,615         --
  Net change in bank overdraft..............................      4,325      12,690     (9,909)
  Short-term borrowings.....................................     20,000       1,200     57,060
  Repayments of short-term debt.............................    (12,500)     (1,200)   (57,060)
  Long-term borrowings......................................    131,489      78,000     14,573
  Repayments of long-term debt..............................    (20,570)    (86,274)   (11,151)
  Repayments of capital lease obligations...................     (4,956)     (3,363)    (3,129)
  Deferred financing costs..................................     (4,426)       (657)      (141)
  Net change in other long-term liabilities.................     (2,705)     (1,943)     3,384
  Purchase of treasury stock................................         --          --       (551)
  Payment of dividends......................................     (3,013)     (1,514)    (1,460)
  Exercise of stock options.................................      3,792       2,230      2,750
  Tax benefit associated with the exercise of stock
     options................................................      4,423       1,559        848
                                                              ---------   ---------   --------
          Net cash provided by (used in) financing
            activities......................................    338,203      78,343     (4,786)
                                                              ---------   ---------   --------
  Net increase (decrease) in cash and cash equivalents......  $ (15,948)  $  22,267   $  8,209
                                                              =========   =========   ========

See accompanying notes to consolidated financial statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

  Description of Business

     CKE Restaurants, Inc. ("CKE" or the "Company") owns, operates, franchises and licenses the Carl's Jr., and Hardee's quick-service restaurant concepts. As of January 31, 1998, the Carl's Jr. system included 708 restaurants, of which 443 were operated by the Company and 265 were operated by the Company's franchisees and licensees. Carl's Jr. restaurants are located in the Western United States, predominantly in California. As of January 31, 1998, the Company's Hardee's system included 3,038 restaurants, of which 863 were operated by the Company and 2,175 were operated by the Company's franchises and licenses. Hardee's restaurants are located throughout the Eastern and Midwestern United States, predominantly in the Southeast. As of January 31, 1998, the Company also operated a total of 235 other restaurants, including 109 Taco Bueno quick-service Mexican food restaurants located in Texas and Oklahoma.

  Basis of Presentation and Fiscal Year

     In June 1994, a plan of reorganization and merger (the "Merger") was approved by the stockholders of Carl Karcher Enterprises, Inc. ("Enterprises"), whereby Enterprises, the predecessor entity of the Company that was a publicly held corporation, and Boston Pacific, Inc. ("Boston Pacific") became wholly owned subsidiaries of the Company, a Delaware corporation organized during fiscal 1995. In fiscal 1997, the Company made two restaurant acquisitions. Summit Family Restaurants Inc. ("Summit") was acquired in July 1996 and Taco Bueno Restaurants, Inc. ("Taco Bueno") was acquired in October 1996 (see Note
2).

     In July 1997, the Company acquired Hardee's Food Systems, Inc. ("Hardee's") (see Note 2). In September 1997, the Company transferred Summit's JB's Restaurants and Galaxy Diner assets to a newly formed subsidiary, JB's Family Restaurants, Inc. ("JB's"). The Company then contributed its remaining interest in Summit and transferred its two Casa Bonita Mexican-themed restaurants to Star Buffet, Inc. ("Star Buffet"). The Company subsequently participated in the initial public offering of Star Buffet, leaving it with an approximate 37% interest in Star Buffet (see Note 6). Hardee's, Taco Bueno and JB's remain wholly owned subsidiaries of the Company.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. The Company's fiscal year is 52 or 53 weeks, ending the last Monday in January each year. Fiscal years 1998, 1997 and 1996 each included 52 weeks of operations. For clarity of presentation, the Company has described all years presented as if the fiscal year ended January 31.

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

  Deferred Financing Costs

     Costs related to the issuance of debt are deferred and amortized on a straight-line basis as a component of interest expense over the terms of the respective debt issues.

  Deferred Lease Costs

     Deferred lease costs arising from an acquisition represent the excess of actual rent payments on an operating lease over the current market rate on the date of the acquisition. Deferred lease costs are amortized over the remaining lives of the related leases.

  Investment in Joint Ventures

     In fiscal 1994, the Company entered into a joint venture agreement with a Mexican company to operate a Carl's Jr. restaurant in Baja California. The Company owns a 50% interest in this joint venture. In fiscal 1996, the Company entered into another joint venture agreement, in which the Company owns a 30% interest with one of its licensees to operate 130 Carl's Jr. restaurants in 16 Asian countries over the next five years. Both joint venture agreements, which are accounted for under the equity method, are not considered material to the Company's consolidated financial statements.

  Restaurant Operating Agreement

     The Company and Rally's Hamburgers, Inc. ("Rally's") entered into an operating agreement, effective in July 1996, whereby the Company began operating 28 Rally's-owned restaurants located in California and Arizona. Rally's retains ownership of the restaurants' assets and receives a percentage of the restaurants' sales. One of the Rally's restaurants operated by the Company has been converted into a Carl's Jr. "Jr." restaurant, which offers a limited Carl's Jr. menu in a double drive-thru and walk-up service format. The Company has also added a dining room to one of these restaurants and is now operating it as a Carl's Jr. restaurant. The Company's results of operations include the revenue and expenses of these 26 Rally's restaurants from July 2, 1996.

  Property and Equipment

     Property and equipment are recorded at cost, less depreciation and amortization. Depreciation is computed using the straight-line method based on the assets' estimated useful lives, which range from three to 40 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the related lease terms.

  Impairment of Long-Lived Assets

     In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires the assessment of certain long-lived assets for possible impairment when events or circumstances indicate their carrying amounts may not be recoverable. Losses are recognized when the carrying value of these assets exceeds the total estimated undiscounted cash flows expected to be generated over the assets' estimated life. The Company adopted SFAS 121 in the first quarter of fiscal 1997 and recorded a $1.3 million non-cash pretax charge, equivalent to $0.02 per share, to adjust the carrying value of those assets identified as impaired.

     The costs in excess of net assets acquired are amortized on a straight-line basis, principally over 40 years. The Company periodically reviews the costs in excess of net assets acquired in accordance with SFAS 121. Accumulated amortization of costs in excess of net assets acquired was $4.7 million and $2.6 million at January 31, 1998 and 1997, respectively.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

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

  Share and Per Share Restatement

     On January 6, 1998, the Company declared a 10% stock dividend to stockholders of record on January 20, 1998, distributed on February 4, 1998. On December 19, 1996, the Company declared a three-for-two stock split, payable in the form of a stock dividend, to stockholders of record on January 2, 1997, distributed on January 22, 1997.

     All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the consolidated financial statements and notes to consolidated financial statements have been retroactively adjusted to reflect the stock dividend and stock split.

  Earnings per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in fiscal 1998. SFAS 128 requires the presentation of "basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents. Dual presentation of "diluted" earnings per share reflecting the dilutive effect of all common stock equivalents is also required.

  Reclassifications

     Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with the fiscal 1998 presentation. In addition, as a result of the acquisition of Hardee's, reclassifications of certain operating costs and expenses were made to conform with financial classification policies of acquired entities.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTE 2 -- ACQUISITIONS

     On July 15, 1997, the Company acquired Hardee's, the operator and franchisor of the Hardee's(R) quick-service hamburger restaurant concept. In connection with the acquisition, which was accounted for as a purchase, the Company acquired all of the issued and outstanding shares of Hardee's for cash consideration of $327.0 million. The purchase price remains subject to adjustment to an amount to be agreed upon by the Company and Imasco Holdings, Inc., which represents the net asset value of Hardee's as of July 15, 1997. The Company used the net proceeds from the sale of 9,171,250 shares of the Company's common stock to the public for net proceeds of $222.3 million (see Note 11) in conjunction with borrowings of $133.9 million under the Company's Senior Credit Facility (see Note 9) to finance the acquisition.

     On July 15, 1996, the Company acquired Summit, which was accounted for as a purchase. In connection with the acquisition, each of the 4,809,446 outstanding shares of Summit common stock was converted into the right to receive 0.172095 shares of the Company's common stock (and cash in lieu of fractional shares) and cash in the amount of $2.63. Accordingly, the aggregate number of shares of common stock of the Company issued in the acquisition was 827,290. The source of funds for the cash portion of the consideration was cash on hand and borrowings under the Company's then existing revolving credit facility.

     On October 1, 1996, the Company acquired Taco Bueno, which was accounted for as a purchase. The acquisition was completed by CBI Restaurants, Inc. ("CBI"), a newly-formed corporation in which the Company originally held an 80% equity interest. CBI paid $42.0 million in cash, which was financed by short-term loans of $9.0 million from the Company, $8.0 million from Fidelity National Financial, Inc. ("Fidelity"), and $5.0 million from Giant Group, Ltd. ("Giant"). The balance of the purchase price, $20.0 million, was financed through the Company's investment of $16.0 million in cash for an 80% equity interest in CBI and Fidelity's investment of $4.0 million in cash for the remaining 20% equity interest in CBI. The Company's investment in CBI was funded out of borrowings under the Company's then existing revolving acquisition facility. On December 3, 1996, the Company purchased Fidelity's 20% equity interest in CBI for $4.5 million, giving the Company 100% ownership of CBI and Taco Bueno. CBI also repaid the short-term loans of $8.0 million to Fidelity and $5.0 million to Giant. The purchase of Fidelity's equity interest and the repayment of short-term loans were provided by the net proceeds of the Company's common stock offering (see Note 11).

     When the Company acquired Summit, it was the operator of three restaurant concepts: JB's Restaurants, a family dining chain; HomeTown Buffet restaurants, which were operated by Summit as a franchisee; and Galaxy Diner, a "50's-style" casual theme restaurant. Taco Bueno, when acquired by the Company, was an operator of three restaurant concepts: Taco Bueno, a quick-service Mexican restaurant chain; Casa Bonita, a Mexican-themed restaurant; and Crystal's, a pizzeria. The three Crystal's were closed by the Company in the first quarter of fiscal 1998.

     After the acquisition of Summit, the Company determined that its principal focus was on the quick-service segment of the restaurant industry as opposed to the family-dining segment. As such, in September 1997, the Company transferred Summit's JB's Restaurants and Galaxy Diner assets to a newly formed subsidiary, JB's. The Company then contributed its remaining interest in Summit, which consisted of 16 HomeTown Buffet restaurants, and its two Casa Bonita restaurants to Star Buffet. The Company subsequently participated in the initial public offering of Star Buffet, leaving it with an approximate 37% interest in Star Buffet (see Note 6). Taco Bueno (formerly Casa Bonita) and JB's remain wholly owned subsidiaries of the Company.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

     The assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisitions of Hardee's, Summit and Taco Bueno are as follows:

                                                   HARDEE'S      SUMMIT     TACO BUENO
                                                   ---------    --------    ----------
                                                         (DOLLARS IN THOUSANDS)
Tangible assets acquired at fair value...........  $ 424,739    $ 59,772     $40,672
Costs in excess of net assets acquired...........     57,339          --       9,860
Liabilities assumed at fair value................   (155,078)    (30,716)     (8,532)
                                                   ---------    --------     -------
          Total purchase price...................  $ 327,000    $ 29,056     $42,000
                                                   =========    ========     =======

     Selected unaudited pro forma combined results of operations for the years ended January 31, 1998 and 1997, assuming the Hardee's acquisition occurred on February 1, 1997 and 1996 and assuming the Summit and Taco Bueno acquisitions occurred on February 1, 1996, using actual restaurant-level margins and general and administrative expenses prior to the acquisition of each entity, are presented as follows:

                                                                  1998             1997
                                                              -------------    -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Total revenues..............................................   $1,494,069       $1,552,930
Net income (loss)...........................................   $   51,583       $   (7,742)
Net income (loss) per share -- basic........................   $     1.12       $   ( 0.18)
Net income (loss) per share -- diluted......................   $     1.09       $    (0.18)

NOTE 3 -- ACCOUNTS RECEIVABLE

     Details of accounts receivables are as follows:

                                                                 1998         1997
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Trade receivables, net......................................   $19,595       $5,982
Notes receivable, current...................................     3,572        1,022
Income tax receivable.......................................       964          714
Other.......................................................     3,186          224
                                                               -------       ------
                                                               $27,317       $7,942
                                                               =======       ======

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                     ESTIMATED
                                                    USEFUL LIFE      1998         1997
                                                    -----------    ---------    ---------
                                                                   (DOLLARS IN THOUSANDS)
Land..............................................                 $180,961     $ 50,487
Leasehold improvements............................  4-25 years      129,910       91,227
Buildings and improvements........................  7-40 years      230,637       70,023
Equipment, furniture and fixtures.................  3-10 years      255,714      147,488
                                                                   --------     --------
                                                                    797,222      359,225
Less: Accumulated depreciation and amortization...                  170,196      151,126
                                                                   --------     --------
                                                                   $627,026     $208,099
                                                                   ========     ========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTE 5 -- LEASES

     The Company occupies land and buildings under terms of numerous lease agreements expiring on various dates through 2023. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of sales in excess of specified levels, are often stipulated. Most of these leases obligate the Company to pay costs of maintenance, insurance and property taxes.

     Property under capital leases is comprised of the following:

                                                                1998          1997
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Building....................................................   $84,718       $74,667
Less: Accumulated amortization..............................    37,190        37,552
                                                               -------       -------
                                                               $47,528       $37,115
                                                               =======       =======

     Amortization is calculated on a straight-line basis over the shorter of the respective lease terms or the estimated useful lives of the related assets.

     Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 31, 1998 are as follows:

                                                              CAPITAL     OPERATING
                                                              --------    ----------
                                                              (DOLLARS IN THOUSANDS)
Fiscal Year:
  1999......................................................  $12,473      $ 70,999
  2000......................................................   11,920        65,658
  2001......................................................   11,531        60,078
  2002......................................................   10,997        55,347
  2003......................................................   10,316        50,244
  Thereafter................................................   57,896       249,660
                                                              -------      --------
          Total minimum lease payments......................  115,133      $551,986
                                                                           ========
Less: Amount representing interest..........................   52,833
                                                              -------
Present value of minimum lease payments.....................   62,300
Less: Current portion.......................................    5,499
                                                              -------
Capital lease obligations, excluding current portion........  $56,801
                                                              =======

     Total minimum lease payments have not been reduced by minimum sublease rentals of $84.5 million due in the future under certain operating subleases.

     The Company has leased and subleased land and buildings to others, primarily as a result of the franchising of certain restaurants. Many of these leases provide for fixed payments with contingent rent when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Lessees generally bear the cost of maintenance, insurance and property taxes. Components of the net investment in leases receivable, included in other current assets and other assets, are as follows:

                                                                 1998          1997
                                                               --------      --------
                                                               (DOLLARS IN THOUSANDS)
Net minimum lease payments receivable.......................    $4,891        $6,680
Less: Unearned income.......................................     2,028         2,721
                                                                ------        ------
Net investment..............................................    $2,863        $3,959
                                                                ======        ======

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

     Minimum future rentals to be received as of January 31, 1998 are as follows:

                                                               CAPITAL     OPERATING
                                                              LEASES OR     LESSOR
                                                              SUBLEASES     LEASES
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Fiscal Year:
  1999......................................................   $  568       $ 2,767
  2000......................................................      567         2,805
  2001......................................................      560         2,873
  2002......................................................      565         2,867
  2003......................................................      540         2,745
  Thereafter................................................    2,091        12,526
                                                               ------       -------
          Total minimum future rentals......................   $4,891       $26,583
                                                               ======       =======

     Total minimum future rentals do not include contingent rentals which may be received under certain leases.

     Aggregate rents under noncancelable operating leases during fiscal 1998, 1997 and 1996 are as follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Minimum rentals.......................................  $49,984    $33,597    $29,225
Contingent rentals....................................    4,002      1,937      1,384
Less: Sublease rentals................................    6,025      5,644      5,058
                                                        -------    -------    -------
                                                        $47,961    $29,890    $25,551
                                                        =======    =======    =======

NOTE 6 -- LONG-TERM INVESTMENTS

  GB Foods Corporation and JB's Restaurants

     The Company owns, operates and franchises the JB's Restaurant family dining restaurant concept and owns and operates six Galaxy Diner "50's-style" casual theme restaurants. As of January 31, 1998, the JB's Restaurant system consisted of 94 restaurants, of which 74 were owned and operated by the Company. The JB's Restaurant system and the Galaxy Diner restaurants were purchased by the Company in connection with its acquisition of Summit during fiscal 1997 (see Note 2). In February 1998, the Company sold 12 Company-operated JB's Restaurants to Star Buffet. As a result of such sale the Company received approximately $4.8 million in cash. In addition, the Company has recently announced two additional transactions which will result in the disposition of the entire JB's Restaurant system and Galaxy Diner restaurants. First, the Company has agreed to sell 14 Company-operated JB's Restaurants and two Galaxy Diner restaurants to Timber Lodge Steakhouse, Inc. ("Timber Lodge") in connection with the proposed merger of Timber Lodge and GB Foods Corporation ("GB Foods"). Second, the Company has agreed to sell JB's, which consists of the remaining 48 Company-operated JB's Restaurants and the JB's Restaurant franchise system, together with four Galaxy Diner restaurants, to GB Foods. If the above transactions are completed, the Company expects to receive approximately 1.6 million shares of common stock of GB Foods, which would represent approximately 10% of GB Foods' outstanding shares after giving effect to such transactions. There can be no assurance that these transactions will be completed. The foregoing transactions, together with the Company's reorganization and the initial public offering of Star Buffet, will complete the Company's previously announced plans to sell or otherwise dispose of all or a portion of the restaurant businesses of Summit.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

  Star Buffet, Inc.

     Star Buffet is an operator of 33 buffet-style restaurants and 11 franchised, family-style JB's Restaurants. On September 30, 1997, the Company participated in an initial public offering of its buffet-style restaurant operations. Prior to the offering, the Company formed Star Buffet to continue to operate its 16 HomeTown Buffet franchised restaurants and two Casa Bonita theme restaurants. Star Buffet then completed an initial public offering of 3,450,000 shares of its common stock, of which 600,000 shares were sold by the Company as a selling shareholder. The Company received net proceeds of $6.7 million in connection with such sale, and retained an approximate 37% interest in Star Buffet which the Company accounts for under the equity method of accounting. The Company also received dividend income of $9.3 million in the transaction, and sold the net assets of two Casa Bonita restaurants to Star Buffet for their net book value of $1.1 million. The Company continues to own and operate the JB's Restaurants and Galaxy Diner restaurant concepts in its new subsidiary, JB's. Operating results for fiscal 1998 include 35 weeks of operations for the 16 HomeTown Buffet franchised restaurants and two Casa Bonita restaurants.

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

     Additionally, on November 29, 1996, the Company elected to exercise options to purchase 626,607 shares of common stock of Rally's from Giant for a total of approximately $1.9 million.

     On December 20, 1996, Rally's issued the Company warrants to purchase 750,000 restricted shares of Rally's common stock at an exercise price of $4.375 per share. The warrants have a three-year term and are exercisable after December 20, 1997.

     On December 18, 1997, the Company and certain other investors exchanged their shares of Checkers Drive-In Restaurants, Inc. ("Checkers") common stock for newly issued shares of Rally's common stock and Rally's Series A preferred stock. In exchange for the Company's 12,754,885 shares of Checkers' common stock, the Company received 2,798,080 shares of Rally's common stock and 28,619 shares of Rally's Series A preferred stock. The shares of Series A preferred stock acquired by the Company are convertible into an aggregate of 2,861,900 additional shares of common stock; provided, however, that such conversion is subject to the approval of Rally's stockholders at its next annual meeting. Primarily as a result of the above transactions, as of January 31, 1998, the Company's investment in Rally's was $21.3 million, representing an approximate 27% ownership interest of Rally's, which the Company accounts for under the equity method of accounting. Assuming full exercise of all the warrants and the conversion of the Series A preferred stock into Rally's common stock, the Company would beneficially own approximately 31% of Rally's outstanding shares. Further, as a result of this transaction, Rally's owns approximately 27% of Checkers' outstanding shares.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

  Checkers Drive-In Restaurants, Inc.

     On November 14, 1996, the Company, together with a group of investors, purchased $35.8 million aggregate principal amount of Checkers' 13.75% senior secured debt, due on July 31, 1998. The aggregate purchase price for this senior secured debt was $35.1 million. In addition to the Company, the investors included KCC Delaware, a wholly owned subsidiary of Giant, Fidelity, The Travelers Indemnity Company and certain affiliated individual investors. The Company paid $12.9 million in cash for $13.2 million, or a 36.75% share of the debt.

     On November 22, 1996, the investors restructured Checkers' indebtedness under its existing credit agreement. Pursuant to the restructuring, the term of the credit agreement was extended by one year until July 31, 1999 and the fixed interest rate on such indebtedness was reduced to 13.0%. The investors modified certain financial covenants and the timing and amount of principal payments due under the credit agreement. In connection with the restructuring, the Company received warrants to purchase 7,350,423 shares of Checkers' common stock at an exercise price of $0.75 per share ("the Checkers Warrants"). The Company recorded the difference between the fair market value of Checkers' common stock and the exercise price of the Checkers Warrants on the date of grant as a reduction, or discount, to the note receivable from Checkers. This discount is amortized on a straight-line basis into interest income over the life of the note. As of January 31, 1998, the Company's note receivable from Checkers, net of the related discount, was $7.6 million and is included in related party receivables.

     On February 19, 1997, the Company purchased 6,162,299 shares of Checkers' common stock at $1.14 per share and 61,636 shares of Checkers' Series A preferred stock at $114.00 per share for an aggregate purchase price of $14.1 million in connection with a private placement of Checkers' securities to the Company and other investors, including certain related parties. During fiscal 1998, the shares of Series A preferred stock acquired by the Company were converted into 6,592,586 additional shares of Checkers' common stock.

     On December 18, 1997, as discussed above, the Company exchanged 12,754,885 shares of Checkers' common stock for 2,798,080 shares of Rally's common stock and 28,619 shares of Rally's Series A preferred stock. The Company continues to hold the Checkers Warrants, which, if exercised, would represent approximately 10% of Checkers' outstanding shares.

  Boston Market

     In January 1994, the Company acquired from Boston Chicken, Inc. ("BCI") the rights to develop, own and operate up to 300 Boston Market stores throughout designated markets in California. Boston Pacific was formed during fiscal 1995 to conduct the Company's Boston Market franchise operations.

     In April 1995, the Company's overall strategic plans were revised and the Company determined that its available cash should be used to fund the expansion and image enhancement of its Carl's Jr. restaurants. As such, management determined it would opt for a more passive investment role and eliminate its control and significant influence in the Boston Market concept. The Company formed a new privately owned company, Boston West, LLC ("Boston West"), which assumed the operations of all of the Company's 25 existing Boston Market stores and agreed to fulfill the Company's remaining obligation to develop an additional 175 Boston Market stores under its January 1994 area development agreement with BCI. In connection with this transaction, the Company received preferred units and all the outstanding common equity units in Boston West, for a cost of approximately $19.7 million and $620,000, respectively, in exchange for a majority of its existing Boston Market restaurant assets.

     On May 30, 1995, Boston West issued an additional $2.5 million of common equity units to an independent investor group in return for cash and certain notes receivable, which are secured by $1.2 million of Boston West common equity units. As of this date, the Company ceased consolidating the operations of

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

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

     The Company is entitled to receive dividends on its preferred units at rates ranging from 8.6% to 9.0%. The dividends earned through June 1997 will be paid in cash upon conversion of the Company's preferred units into common equity units. In addition, this transaction provided for the leasing of approximately $12.0 million of equipment and real property retained by the Company to Boston West at current market rates. An affiliate of BCI has an option to purchase all the equipment and real property leased by the Company to Boston West. In fiscal 1997, the Company received $2.5 million in cash and $2.5 million in additional preferred units in exchange for real property that the Company was leasing to Boston West. In addition, pursuant to this agreement, the Company has an option to co-fund, along with BCI loan proceeds, the capital requirements of Boston West up to a maximum of $15.0 million, of which the Company funded approximately $1.7 million in fiscal 1996 through the purchase of additional preferred units. In March 1996, the Company's Board of Directors elected to cease participation in the option to co-fund the capital requirements of Boston West. With the amounts co-funded to date, the Company's interest in Boston West may be increased to up to approximately 26% upon conversion of the preferred units.

     As of January 31, 1998 and 1997, the Company's total long-term investment in Boston West was $22.3 million, which approximates fair value. The Company's estimate of fair value of its long-term investment was based on a number of factors including the discounted estimated future cash flows of Boston West and the present value of expected future preferred dividend distributions. A total of 98 Boston Market stores were opened under the area development agreement with BCI as of the end of fiscal 1998.

NOTE 7 -- OTHER ASSETS

     Other assets are comprised of the following:

                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Deferred lease costs........................................   $12,931      $ 1,761
Deferred financing costs....................................     4,093        1,443
Leases receivable...........................................     2,623        3,735
Other assets................................................     8,390        3,654
                                                               -------      -------
                                                               $28,037      $10,593
                                                               =======      =======

NOTE 8 -- OTHER CURRENT LIABILITIES

     Other current liabilities are comprised of the following:

                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Salaries, wages and other benefits..........................   $33,258      $15,899
State sales taxes...........................................    11,350        7,685
Other self-insurance reserves...............................    12,457        3,103
Self-insured workers' compensation reserve..................     5,436        4,781
Other accrued liabilities...................................    26,694        5,059
                                                               -------      -------
                                                               $89,195      $36,527
                                                               =======      =======

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTE 9 -- LONG-TERM DEBT

     Long-term debt is comprised of the following:

                                                                 1998         1997
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Secured notes payable, principal payments in specified
  amounts quarterly through July 2002, interest based on
  LIBOR plus 0.50%..........................................   $138,500      $    --
Secured note payable, principal payments in specified
  amounts monthly through 2001, interest at 8.17%...........      4,851        5,111
Industrial Revenue Bonds, payable in 1999, variable interest
  rate averaging 3.52% in fiscal 1998.......................      3,600        3,600
Secured notes payable, principal payments in varying amounts monthly through July 2017, interest based on LIBOR plus
  2.75%.....................................................         --       20,000
Other.......................................................      7,654        5,794
                                                               --------      -------
                                                                154,605       34,505
Less: Current portion.......................................     15,812          735
                                                               --------      -------
                                                               $138,793      $33,770
                                                               ========      =======

     Effective July 15, 1997, the Company entered into a new credit facility (the "Senior Credit Facility") with a group of financial institutions, which replaced an unsecured bank credit facility arranged for the Company in July 1996. The Senior Credit Facility, which matures in July 2002, consists of a $75.0 million term loan facility (the "Term Loan Facility") and a $225.0 million revolving credit facility (the "Revolving Credit Facility") which includes a $55.0 million letter of credit subfacility. On July 15, 1997, the Company incurred $75.0 million of borrowings under the Term Loan Facility and $58.9 million of borrowings under the Revolving Credit Facility to fund a portion of the consideration needed to acquire Hardee's and to repay $20.0 million in existing indebtedness. The Company also borrowed an additional $17.1 million under the Revolving Credit Facility during the year primarily to fund capital expenditures in connection with the conversion of certain of the Hardee's restaurants to Carl's Jr./Hardee's dual-brand restaurants in certain test markets and to repurchase certain Hardee's franchised restaurants. As of January 31, 1998, $67.5 million of borrowings remained outstanding under the Term Loan Facility and $71.0 million remained outstanding under the Revolving Credit Facility.

     On April 1, 1998, the Company amended the Senior Credit Facility to increase the aggregate principal amounts of the lenders' commitments under the Term Loan Facility to $250.0 million and under the Revolving Credit Facility to $250.0 million, which includes a $65.0 million letter of credit subfacility, and to extend the final maturity. The Company incurred borrowings of $213.2 million thereunder to finance a portion of the purchase price of the Flagstar Enterprises, Inc. ("FEI") acquisition (see Note 22). Principal repayments under the Term Loan Facility are due in quarterly installments commencing in June 1998 and continuing thereafter until the final maturity of the Senior Credit Facility in April 2003, resulting in annual reductions of $20.0 million in the first year of the Term Loan Facility and annual reductions thereafter ranging from $40.0 million to $70.0 million. Additional borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, and any outstanding amounts thereunder will become due in April 2003. The Company will be required to repay borrowings under the Senior Credit Facility with the proceeds from certain asset sales (unless the net proceeds of such sales are reinvested in the Company's business), from the issuance of certain equity securities or from the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

     Borrowings and other obligations of the Company under the Senior Credit Facility are general unsubordinated obligations of the Company and secured by a pledge of the capital stock of certain of the

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

Company's present and future subsidiaries, which subsidiaries guarantee such borrowings and other obligations, and are secured by certain franchise rights, accounts receivable, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The Senior Credit Facility contains a number of significant covenants that, among other things,
(i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses and (iii) limit the Company and its subsidiaries from making capital expenditures and certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. In addition, the Company is required to comply with specified financial ratios and tests, including minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios. As of fiscal year end, the Company was in compliance with all of its covenants governing its Senior Credit Facility.

     On March 13, 1998, the Company completed a private placement of $197.2 million aggregate principal amount of convertible subordinated notes (the "Notes"), in which the Company received net proceeds of approximately $192.3 million, of which $24.1 million was used to repay indebtedness under the Term Loan Facility. The Notes, which represent unsecured general obligations of the Company subordinate in right of payment to certain other obligations are due in 2004, are convertible into the Company's common stock at an initial conversion price of $48.204 and carry a 4.25% coupon. The remaining net proceeds from the Notes, together with borrowings under the Senior Credit Facility, were used to fund the acquisition of FEI on April 1, 1998 (see Note 22).

     Secured notes payable are collateralized by certain restaurant property deeds of trust, with a carrying value of $10.4 million as of January 31, 1998.

     Long-term debt (excluding $410.4 million principal amount of indebtedness incurred subsequent to January 31, 1998) matures in fiscal years ending after January 31, 1998 as follows:

                                                            (DOLLARS IN THOUSANDS)
                                                            ----------------------
Fiscal Year:
  1999....................................................         $ 15,812
  2000....................................................           19,328
  2001....................................................           20,561
  2002....................................................           15,735
  2003....................................................           78,836
  Thereafter..............................................            4,333
                                                                   --------
                                                                   $154,605
                                                                   ========

NOTE 10 -- OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:

                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Self-insured workers' compensation reserve..................   $18,049      $ 9,283
Closure reserves............................................    32,448        5,263
Other.......................................................    36,281       15,982
                                                               -------      -------
                                                               $86,778      $30,528
                                                               =======      =======

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

     The Company presently self-insures for group insurance, workers' compensation and fire and comprehensive protection on most equipment and certain other assets. A total of $23.5 million and $14.1 million was accrued as of January 31, 1998 and 1997, respectively, representing the current and long-term portions of the net present value of an independent actuarial valuation of the Company's workers' compensation claims. These amounts are net of a discount of $4.0 million and $2.0 million in fiscal 1998 and 1997, respectively.

     The closure reserves primarily consist of amounts provided for in the acquisition of Hardee's for the closure of certain restaurants and corporate facilities. In prior years, the Company initiated programs to dispose of or franchise its Arizona and Texas operations. As of January 31, 1998 and 1997, $5.5 million and $6.0 million, respectively, were accrued for these costs, including the current portion. These balances are mainly comprised of estimated lease subsidies which represent the net present value of the excess of future lease payments over estimated sublease income. The remaining unamortized discount to present value these lease subsidies at January 31, 1998 was $4.2 million and will be amortized to operations over the remaining sublease terms, which range up to 17 years.

NOTE 11 -- STOCKHOLDERS' EQUITY

     In July 1994, the Board of Directors authorized the repurchase of up to three million shares of the Company's common stock. A total of 1,105,995 shares of stock were repurchased to date, which includes the purchase of 103,125 shares in fiscal 1995 from the Chairman Emeritus at the then market price of $5.53 per share. The balance of these shares was purchased in a series of open market transactions, at an average price of approximately $4.53 per share, for an aggregate purchase price of approximately $4.5 million. On October 28, 1996, the Board of Directors of the Company retired 1,105,995 shares of the Company's common stock which were previously held as treasury stock.

     During the fourth quarter of fiscal 1997, the Company issued 4,743,750 shares of its common stock at a public offering price of $17.35 per share. Proceeds from the offering, net of underwriting discounts and commissions and other related expenses, were $77.6 million. The net proceeds were used to reduce the Company's existing indebtedness and for working capital and other general corporate purposes, including the Company's investments in Checkers and additional investments in Rally's (see Note 6).

     During the second quarter of fiscal 1998, the Company issued 9,171,250 shares of its common stock at a public offering price of $25.45 per share. Proceeds from the offering, net of underwriting discounts and commissions and other related expenses, were $222.3 million. The net proceeds were primarily used to finance the acquisition of Hardee's (see Note 2).

     A special meeting of stockholders of the Company was held on December 9, 1997 for the primary purpose of voting on a proposal to amend the Company's certificate of incorporation to increase the authorized number of shares of common stock from 50,000,000 to 100,000,000. The proposal was approved by the Company's stockholders.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTE 12 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents information on the Company's financial instruments:

                                                     1998                      1997
                                            -----------------------   -----------------------
                                            CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                             AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                            --------   ------------   --------   ------------
                                                         (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents...............  $ 30,382     $ 30,382     $46,330      $46,330
  Notes receivable........................    22,707       22,611      17,761       18,344
Financial liabilities:
  Long-term debt, including current
     portion..............................   154,605      154,948      34,505       34,310

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

NOTE 13 -- RELATED PARTY TRANSACTIONS

     Certain members of management and the Karcher family are franchisees of the Company. A total of 41 restaurants have been sold to these individuals. Additionally, these franchisees regularly purchase food and other products from the Company on the same terms and conditions as other franchisees.

     During fiscal 1995, the Company made a salary advance to the Chairman Emeritus totaling $715,000, a majority of which is non-interest bearing and is to be repaid through payroll deductions. As of January 31, 1998 and 1997, $116,000 and $220,000, respectively, remained outstanding. The entire amount is scheduled to be repaid by December 1998.

     In fiscal 1994, the Chairman Emeritus was granted future retirement benefits for past services consisting principally of payments of $200,000 per year for life and supplemental health benefits, which had a net present value of $1.7 million as of that date. This amount was computed using certain actuarial assumptions, including a discount rate of 7%. A total of $1.2 million remained accrued in other long-term liabilities as of January 31, 1998. The Company anticipates funding these obligations as they become due.

     The Company leases various properties, including its corporate headquarters, one of its distribution facilities and three of its restaurants, from the Chairman Emeritus. Included in capital lease obligations were $3.6 million and $4.0 million, representing the present value of lease obligations related to these various properties at January 31, 1998 and 1997, respectively. Lease payments under these leases for fiscal 1998, 1997 and 1996 amounted to $1.3, $1.3, and $1.4 million, respectively. This was net of sublease rentals of $157,000 in fiscal 1998 and $148,000 in fiscal 1997 and 1996. In September 1996, the Company purchased a restaurant from the Chairman Emeritus for a purchase price of $1.1 million.

NOTE 14 -- FRANCHISE AND LICENSE OPERATIONS

     Franchise arrangements, with franchisees who operate in various states, generally provide for initial fees and continuing royalty payments to the Company based upon a percent of sales. The Company generally charges an initial franchise fee for each new franchised restaurant that is added to its system, and in some cases, an area development fee, which grants exclusive rights to develop a specified number of restaurants in a designated geographic area within a specified time period. Similar fees are charged in connection with the Company's international licensing operations. These fees are recognized ratably when substantially all the

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
services required of the Company are complete and the restaurants covered by these agreements commence operations.

     Certain franchisees may also purchase food, paper, supplies and equipment from the Company. Additionally, franchisees may be obligated to remit lease payments for the use of restaurant facilities owned or leased by the Company, generally for a period of 20 years. Under the terms of these leases, they are required to pay related occupancy costs which include maintenance, insurance and property taxes.

     The Company receives notes from franchisees in connection with the sales of Company-operated restaurants. During fiscal 1996, the Company sold certain of its Carl's Jr. franchise notes receivable, with partial recourse, to an independent third party for cash proceeds of approximately $8.4 million. The remaining notes bear interest from 7.0% to 12.5%, mature in five to 15 years and are secured by an interest in the restaurant equipment sold.

     Revenues from franchised and licensed restaurants consist of the following:

                                                        1998       1997        1996
                                                      --------    -------    --------
                                                          (DOLLARS IN THOUSANDS)
Food service........................................  $ 63,890    $60,035    $ 56,015
Royalties...........................................    42,929      7,006       5,704
Equipment sales.....................................     9,989         --          --
Rental income.......................................     9,854      9,226       9,346
Initial fees........................................       544        305         116
                                                      --------    -------    --------
                                                      $127,206    $76,572    $ 71,181
                                                      ========    =======    ========

     Operating costs and expenses for franchised and licensed restaurants consist of the following:

                                                        1998       1997        1996
                                                      --------    -------    --------
                                                          (DOLLARS IN THOUSANDS)
Food service........................................  $ 62,801    $59,606    $ 56,590
Occupancy and other operating expenses..............    21,067     13,090      12,673
Equipment purchases.................................     9,905         --          --
                                                      --------    -------    --------
                                                      $ 93,773    $72,696    $ 69,263
                                                      ========    =======    ========

NOTE 15 -- INTEREST EXPENSE

     Interest expense consists of the following:

                                                        1998       1997        1996
                                                      --------    -------    --------
                                                          (DOLLARS IN THOUSANDS)
Notes payable and revolving credit facility.........  $ (9,689)   $(3,059)   $ (3,585)
Capital lease obligations...........................    (6,578)    (6,083)     (5,898)
Other...............................................      (647)      (735)       (521)
                                                      --------    -------    --------
                                                      $(16,914)   $(9,877)   $(10,004)
                                                      ========    =======    ========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTE 16 -- OTHER INCOME, NET

     Other income, net consists of the following:

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Interest income.......................................  $ 4,955    $ 2,393    $ 2,494
Lease income..........................................    1,819      1,153      1,291
Dividend income.......................................    1,800        853        854
Net gain (loss) on sale of restaurants................     (141)       491       (374)
Income (loss) from long-term investments..............     (366)       140     (1,898)
Property management...................................   (1,167)    (1,286)      (409)
Net gain (loss) on sale of investments................       --        121       (144)
Other.................................................      463     (1,417)      (857)
                                                        -------    -------    -------
                                                        $ 7,363    $ 2,448    $   957
                                                        =======    =======    =======

NOTE 17 -- INCOME TAXES

     Income tax expense consists of the following:

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Current:
  Federal.............................................  $19,031    $ 5,963    $ 2,018
  State...............................................    5,160      2,065        772
                                                        -------    -------    -------
                                                         24,191      8,028      2,790
                                                        -------    -------    -------
Deferred:
  Federal.............................................    3,468      5,529      3,878
  State...............................................    2,224        851        333
                                                        -------    -------    -------
                                                          5,692      6,380      4,211
                                                        -------    -------    -------
                                                        $29,883    $14,408    $ 7,001
                                                        =======    =======    =======

     A reconciliation of income tax expense at the federal statutory rate to the Company's provision for taxes on income is as follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Income taxes at statutory rate........................  $26,824    $12,849    $ 6,104
State income taxes, net of federal income tax
  benefit.............................................    4,153      2,822        738
Targeted jobs tax credits.............................   (1,508)    (1,528)      (243)
Increase (decrease) in valuation allowance............     (515)       (76)       152
Alternative minimum tax credit........................       --        (19)        --
Other, net............................................      929        360        250
                                                        -------    -------    -------
                                                        $29,883    $14,408    $ 7,001
                                                        =======    =======    =======

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

     Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Capitalized leases........................................   $10,923      $ 6,801
  Workers' compensation reserve.............................     6,768        5,908
  Closure reserves..........................................     3,968        4,135
  Insurance reserves........................................     2,644        1,076
  Accrued payroll...........................................     1,430        1,055
  State taxes...............................................     1,967           --
  Targeted jobs tax credit carry forward....................        --        3,654
  Alternative minimum tax credits...........................        --        1,647
  Other.....................................................     4,364        5,668
                                                               -------      -------
                                                                32,064       29,944
Less: Valuation allowance...................................     1,356        4,917
                                                               -------      -------
Total deferred tax assets...................................    30,708       25,027
                                                               =======      =======
Deferred tax liabilities:
  Depreciation..............................................    20,798        7,088
  Long-term investments.....................................    12,747        8,271
  Other.....................................................     2,838        2,454
                                                               -------      -------
Total deferred tax liabilities..............................    36,383       17,813
                                                               -------      -------
Net deferred tax assets (liabilities).......................   $(5,675)     $ 7,214
                                                               =======      =======

     While there can be no assurance that the Company will generate any earnings or any specific level of earnings in future years, management believes it is more likely than not that the Company will realize the majority of the benefit of the existing deferred tax assets at January 31, 1998, based on the Company's current, historical and future pre-tax earnings.

NOTE 18 -- EMPLOYEE BENEFIT AND RETIREMENT PLANS

  Profit Sharing and Savings Plan

     The Company maintains a voluntary contributory profit sharing and savings investment plan for all eligible employees other than operations hourly employees. Annual contributions under the profit sharing portion of the plan are determined at the discretion of the Company's Board of Directors. Under the savings investment portion of the plan, participants may elect to contribute up to 15% of their annual salaries to the plan.

  Pension Plan

     On January 1, 1996, the Company's pension plan, covering substantially all operations employees qualified as to age and service, was amended to limit participation in the plan only to those employees who had become participants in the plan on or before December 31, 1995. Future contributions of plan benefits discontinued after this date.

     During fiscal year 1997, the plan was terminated and approximately $2.6 million of the accumulated benefit obligation was settled. As a result of the termination, the Company recorded approximately $500,000

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
and $1.3 million in pension plan expense in fiscal 1998 and 1997, respectively, which was based upon an independent actuarial valuation study. During fiscal 1996, pension contributions were $512,000.

  Post Retirement Benefits Other Than Pensions

     The Company provides an unfunded retiree medical benefit plan for substantially all Hardee's employees (except restaurant hourly employees) who retire on or after age 55 with at least five years of service. The retiree pays the actual costs of the plan with a Company subsidy provided for retirees with 10 or more years of credited service. The dollar amount of this subsidy will be capped in 2003. Such benefits provided by the Company are immaterial and do not require any additional accrual.

  Stock Purchase Plan

     In fiscal 1995, the Board of Directors adopted, and stockholders subsequently approved in fiscal 1996, an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, up to 825,000 shares of the Company's common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salaries. The Company contributes varying amounts as specified in the ESPP. During fiscal 1998, 1997 and 1996, 54,053, 46,679 and 42,540 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $31.02, $15.98 and $7.70 per share, respectively. The Company contributed $296,000 or an equivalent of 10,086 shares for the year ended January 31, 1998, $116,000 or an equivalent of 6,785 shares for the year ended January 31, 1997 and $8,000 or an equivalent of 759 shares for the year ended January 31, 1996.

  Stock Incentive Plans

     The Company's 1994 stock incentive plan was approved by stockholders in June 1994. The 1994 plan is substantially similar to the 1993 plan under which, as a result of the Merger, no further options may be granted. Awards granted to eligible employees under the 1994 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the compensation committee of the Board of Directors. The 1994 plan also provides for the automatic annual award of stock options to nonemployee directors and nonemployee director members of the executive committee. Options generally have a term of five years from the date of grant for the nonemployee directors and 10 years from the date of grant for employees, become exercisable at a rate of 33 1/3% per year following the grant date and are priced at the fair market value of the shares on the date of grant. A total of 5,775,000 shares are available for grants of options or other awards under this plan, of which 4,045,033 stock options were outstanding as of January 31, 1998 with exercise prices ranging from $4.09 per share to $39.09 per share.

     The Company's 1993 stock incentive plan was superseded by the 1994 plan, as discussed above. As of January 31, 1998, 388,216 stock options, with exercise prices ranging from $4.39 per share to $8.11 per share, were outstanding under the plan. No further awards may be granted under this plan.

     The Company's 1982 stock option plan expired in September 1992. Under this plan, stock options were granted to key employees to purchase up to 4,950,000 shares of its common stock at a price equal to or greater than the fair market value at the date of grant. The options generally had a term of 10 years from the grant date and became exercisable at a rate of 25%, 35% and 40% per year following the grant date. The exercise prices of the 112,466 stock options outstanding as of January 31, 1998 under this plan range from $3.64 per share to $8.11 per share.

     In connection with the acquisition of Summit, the Company assumed the options outstanding under Summit's existing option plans: the 1984 Incentive Stock Option Plan, the 1987 Nonqualified Stock Option Plan, the 1987 Employee Incentive Stock Option Plan and the 1992 Stock Option Plan. Pursuant to the terms

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
of the acquisition, options under these plans became fully vested on July 15, 1996. The options granted in accordance with these four plans generally had a term of five to 10 years. Under these plans, there were 21,983 stock options outstanding at January 31, 1998 with exercise prices ranging from $12.10 to $23.83 per share. No further shares may be granted under these plans.

     Transactions under all plans are as follows:

                                                                  WEIGHTED
                                                                  AVERAGE
                                                   SHARES      EXERCISE PRICE    EXERCISABLE
                                                  ---------    --------------    -----------
Balance, January 31, 1995.......................  1,960,238        $ 5.42
  Granted.......................................  1,479,069          6.96
  Canceled......................................   (194,115)         5.53
  Exercised.....................................   (585,738)         4.69
                                                  ---------
Balance, January 31, 1996.......................  2,659,454        $ 6.43         1,028,126
  Options assumed in Summit acquisition.........     84,832         17.18
  Granted.......................................  1,243,919         16.36
  Canceled......................................    (23,993)         8.80
  Exercised.....................................   (395,574)         5.64
                                                  ---------
Balance, January 31, 1997.......................  3,568,638        $10.22         1,359,068
  Granted.......................................  1,762,750         26.51
  Canceled......................................   (223,325)        22.59
  Exercised.....................................   (540,365)         6.95
                                                  ---------
Balance, January 31, 1998.......................  4,567,698        $16.29         1,874,704
                                                  =========

     The following table summarizes information related to stock options outstanding and exercisable at January 31, 1998:

                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                   -----------------------------------------------   ----------------------------
                                    WEIGHTED      WEIGHTED AVERAGE                    WEIGHTED
    RANGE OF         SHARES         AVERAGE          REMAINING         SHARES         AVERAGE
EXERCISE PRICES    OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
---------------    -----------   --------------   ----------------   -----------   --------------
$ 3.64 to $ 5.45      675,054        $ 4.46             6.26            537,004        $ 4.53
   5.61     8.11      295,823          7.55             5.36            288,948          7.60
   8.94    13.24    1,058,535          9.51             7.60            622,465          9.19
  13.62    20.45    1,015,428         18.02             8.52            333,428         17.84
  20.81    29.43    1,494,258         26.57             9.19             92,859         25.61
  37.78    39.09       28,600         37.83             9.68                  0          0.00
                    ---------                                         ---------
 $ 3.64   $39.09    4,567,698        $16.29             7.99          1,874,704        $ 9.96
                    =========                                         =========

     For purposes of the following pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used for grants in fiscal 1998, 1997 and 1996: annual dividends consistent with the Company's current dividend policy, which resulted in payments of $0.07 per share in fiscal 1998 and $0.05 per share in fiscal 1997 and 1996; expected volatility of 25% in fiscal 1998 and 1997 and 29% in fiscal 1996; risk-free interest rates of 5.51% in fiscal 1998, 6.25% in fiscal 1997 and 5.25% in fiscal 1996; and an expected life of 5.50 years in fiscal 1998 and 5.45 years for fiscal 1997 and 1996. The weighted average fair value of each option granted during fiscal 1998, 1997 and 1996 was $9.13, $6.80 and $2.51, respectively. Had compensation expense been recognized for fiscal 1998, 1997 and 1996 grants for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net income and earnings

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
per share of $39.9 million, or $0.94 per basic share and $0.91 per diluted share in fiscal 1998; $20.5 million, or $0.63 per basic share and $0.62 per diluted share in fiscal 1997; and $10.7 million, or $0.35 per basic and diluted share in fiscal 1996. Since the pro forma compensation expense for stock-based compensation plans is recognized over a three-year vesting period, the foregoing pro forma reductions in the Company's net income are not representative of anticipated amounts in future years.

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

NOTE 19 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                             1998      1997      1996
                                                            -------   -------   -------
                                                              (DOLLARS IN THOUSANDS)
Cash paid for interest and income taxes are as follows:
  Interest (net of amount capitalized)....................  $14,448   $ 9,549   $10,198
  Income taxes............................................   18,938     2,778     2,156
Non-cash investing and financing activities are as
  follows:
  Sale of property and equipment..........................  $    --   $ 2,469   $    --
  Increase in long-term investments.......................       --    (2,469)       --
  Transfer of inventory, current assets and property and
     equipment to long-term investments...................       --        --    20,352
  Common stock issued in connection with Summit
     acquisition..........................................       --    11,411        --
  Common stock issued in connection with Hardee's Green
     Bay, Inc. acquisition................................    9,405        --        --

NOTE 20 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents summarized quarterly results:

                                                                     QUARTER
                                                -------------------------------------------------
                                                   1ST          2ND          3RD          4TH
                                                ----------   ----------   ----------   ----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1998
Total revenues................................   $235,356     $242,102     $347,455     $324,746
Operating income..............................     18,406       18,954       25,121       23,710
Net income....................................     10,586       10,545       13,102       12,524
Net income per share -- basic.................   $   0.29     $   0.26     $   0.28     $   0.27
                                                 ========     ========     ========     ========
Net income per share -- diluted...............   $   0.28     $   0.25     $   0.27     $   0.26
                                                 ========     ========     ========     ========
FISCAL 1997
Total revenues................................   $152,737     $127,925     $162,093     $170,625
Operating income..............................     11,242       10,140       11,530       11,227
Net income....................................      5,333        5,192        5,588        6,189
Net income per share -- basic.................   $   0.17     $   0.17     $   0.18     $   0.17
                                                 ========     ========     ========     ========
Net income per share -- diluted...............   $   0.17     $   0.16     $   0.17     $   0.17
                                                 ========     ========     ========     ========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

     Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable adverse weather conditions which may affect sales volume and food costs. In addition, all quarters have 12-week accounting periods, except the first quarters of fiscal 1998 and 1997, which have 16-week accounting periods.

NOTE 21 -- COMMITMENTS AND CONTINGENT LIABILITIES

     In conjunction with the Senior Credit Facility established during fiscal 1998, a letter of credit subfacility in the amount of $55.0 million was established (see Note 9). Several letters of credit are outstanding under this facility which secure the Company's potential workers' compensation claims. The Company is required to provide a letter of credit each year based on its existing workers' compensation claims experience, or set aside a comparable amount of cash or investment securities in a trust account. Additionally there is a $3.9 million letter of credit outstanding under the subfacility which secures the Industrial Revenue Bonds issued in connection with the construction of the Company's Northern California distribution facility.

     The Company's standby letter of credit agreements with various banks expire as follows:

                                                            (DOLLARS IN THOUSANDS)
                                                            ----------------------
July 1998.................................................         $37,881
October 1998..............................................             883
November 1998.............................................             345
January 1999..............................................           3,852
April 2000................................................             275
                                                                   -------
                                                                   $43,236
                                                                   =======

     In fiscal 1996, the Company sold certain of its Carl's Jr. franchise notes receivable, with recourse, to an independent third party (see Note 14). In addition, the Company entered into two limited term guarantees with an independent third party during fiscal 1997 on behalf of certain of its Carl's Jr. franchisees and an additional limited term guarantee in fiscal 1998 with an independent third party on behalf of its Hardee's franchisees. The Company is contingently liable for an aggregate of approximately $4.5 million under these guarantees as of January 31, 1998.

NOTE 22 -- SUBSEQUENT EVENTS

     On April 1, 1998, the Company acquired FEI from Advantica Restaurant Group, Inc. for a purchase price of $380.8 million plus the assumption of $45.6 million in capital lease obligations, subject to adjustment ("the FEI Acquisition"). FEI was the largest franchisee of the Hardee's system, previously operating 557 Hardee's restaurants, located primarily in the Southeastern United States. As a result of the FEI Acquisition, 1,420 of the 3,038 Hardee's restaurants operated as of January 31, 1998 are presently operated by the Company, representing 46.7% of the Hardee's system.

     The Company used the majority of the net proceeds from a private placement of $197.2 million aggregate principal amount of convertible subordinated notes for which the Company received net cash proceeds of $192.3 million together with borrowings of $213.2 million under the Company's Senior Credit Facility to finance the FEI Acquisition, which was accounted for as a purchase (see Note 9).

                                 EXHIBIT INDEX

EXHIBITS
--------
   3-1      Certificate of Incorporation of the Registrant, incorporated herein by reference to exhibit 3-1 to the Registrant's Form
            S-4 Registration Statement Number 333-05305.
   3-2      Certificate of Amendment of Certificate of Incorporation, as
            filed with the Delaware Secretary of State on December 9,
            1997.(1)
   3-3      Bylaws of the Registrant, incorporated herein by reference to exhibit 3-2 to the Registrant's Form S-4 Registration
            Statement Number 333-05305.
   4-1      Indenture, dated as of March 13, 1998 for 4.25% Convertible
            Subordinated Notes due 2004 by and between CKE Restaurants,
            Inc. and Chase Manhattan Bank and Trust Company, National
            Association, as Trustee.(1)
   4-2      Form of Note (included in Exhibit 4.1).
   4-3      Registration Rights Agreement dated as of March 13, 1998
            between the Company and Morgan Stanley & Co. Incorporated,
            BT Alex Brown Incorporated, Merrill Lynch, Pierce, Fenner &
            Smith Incorporated and Schroder & Co. Inc.(1)
  10-1      Carl Karcher Enterprises, Inc. Profit Sharing Plan, as
            amended, filed as exhibit 10-21 to the Company's
            Registration Statement on Form S-1, file No. 2-73695, and is hereby incorporated by reference.(2)
  10-2      Carl Karcher Enterprises, Inc. Key Employee Stock Option
            Plan, filed as exhibit 10-24 to the Company's Registration
            Statement on Form S-1, file No. 2-80283, and is hereby
            incorporated by reference.(2)
  10-3      Carl Karcher Enterprises, Inc. 1993 Employee Stock Incentive
            Plan, filed as exhibit 10-123 to the Company's Form 10-K
            Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)
  10-4      CKE Restaurants, Inc. 1994 Stock Incentive Plan, as amended, incorporated herein by reference to exhibit 4-1 to the
            Registrant's Form S-8 Registration Statement Number
            333-12399.(2)
  10-5      CKE Restaurants, Inc. 1994 Employee Stock Purchase Plan, as
            amended.(2)
  10-6      Summit Family Restaurants Inc. 1992 Stock Option Plan; 1987
            Employee Incentive Stock Option Plan; 1987 Non Qualified
            Stock Option Plan; and the 1984 Incentive Stock Option Plan,
            incorporated herein by reference to exhibits 4-1, 4-2, 4-3 and 4-4 to CKE Restaurants, Inc. Form S-8 Registration
            Statement Number 333-12404.(2)
  10-7      Employment Agreement dated January 1, 1994, by and between
            Carl Karcher Enterprises, Inc. and Carl N. Karcher, filed as exhibit 10-89 to the Company's Form 10-K Annual Report for fiscal year ended January 31, 1994, and is hereby
            incorporated by reference.(2)
  10-8      First Amendment to Employment Agreement dated November 1,
            1997, by and between Carl N. Karcher and Carl Karcher
            Enterprises, Inc.(1)(2)
  10-9      Employment Agreement dated November 8, 1994, by and between
            Carl Karcher Enterprises, Inc. and C. Thomas Thompson, filed as exhibit 10-83 to the Company's Form 10-K Annual Report
            for fiscal year ended January 30, 1995, and is hereby
            incorporated by reference.(2)
 10-10      First Amendment to Employment Agreement dated March 31,
            1996, by and between Carl Karcher Enterprises, Inc. and C.
            Thomas Thompson, filed as exhibit 10-44 to the Company's
            Form 10-Q Quarterly Report for the quarterly period ended
            May 20, 1996, and is hereby incorporated by reference.(2)
 10-11      Employment Agreement dated January 24, 1996, by and between
            CKE Restaurants, Inc. and Robert E. Wheaton, filed as
            exhibit 10-45 to the Company's Form 10-Q Quarterly Report
            for the quarterly period ended May 20, 1996, and is hereby incorporated by reference.(2)

EXHIBITS
--------
 10-12      First Amendment to Employment Agreement dated September 30,
            1997, by and between CKE Restaurants, Inc. and Robert E.
            Wheaton.(1)(2)
 10-13      Employment Agreement dated July 15, 1997, by and between
            Hardee's Food Systems, Inc. and Rory J. Murphy, filed as
            exhibit 10-46 to the Company's Form 10-Q Quarterly Report
            for the quarterly period ended August 11, 1997, and is
            hereby incorporated by reference.(2)
 10-14      Settlement Agreement and Release dated as of April 26, 1996, by and between Giant Group, Ltd; William P. Foley II; CKE
            Restaurants, Inc.; Fidelity National Financial, Inc.; and
            other parties, filed as exhibit 10-42 to the Company's Form
            10-Q Quarterly Report for the quarterly period ended May 20,
            1996, and is hereby incorporated by reference.
 10-15      Operating Agreement by and between Rally's Hamburgers, Inc.
            and Carl Karcher Enterprises, Inc. dated May 26, 1996, filed as exhibit 10-43 to the Company's Form 10-Q Quarterly Report for the quarterly period ended May 20, 1996, and is hereby incorporated by reference.*
 10-16      Settlement and Development Agreement by and between Carl
            Karcher Enterprises, Inc., CKE Restaurants, Inc. and GB
            Foods Corporation dated as of May 1995, filed as exhibit
            10-31 to the Company's Form 10-K Annual Report for the
            fiscal year ended January 29, 1996, and is hereby
            incorporated by reference.
 10-17      First Amendment to Settlement and Development Agreement by
            and between Carl Karcher Enterprises, Inc., CKE Restaurants,
            Inc. and GB Foods Corporation dated as of February 20, 1997.
 10-18      Agreement to Contribute Assets dated April 17, 1995 by and between Boston West, L.L.C. and Boston Pacific, Inc., filed as exhibit 10-84 to the Company's Form 10-K Annual Report
            for fiscal year ended January 30, 1995, and is hereby
            incorporated by reference.
 10-19      Amended and Restated Limited Liability Company Agreement of
            Boston West, L.L.C. (a Delaware Limited Liability Company)
            dated April 16, 1995, filed as exhibit 10-85 to the
            Company's Form 10-K Annual Report for fiscal year ended
            January 30, 1995, and is hereby incorporated by reference.
 10-20      First Amendment to the Amended and Restated Limited
            Liability Company Agreement of Boston West, L.L.C. dated May
            15, 1995, filed as exhibit 10-34 to the Company's Form 10-K
            Annual Report for the fiscal year ended January 29, 1996,
            and is hereby incorporated by reference.
 10-21      Second Amendment to the Amended and Restated Limited
            Liability Company Agreement of Boston West, L.L.C. dated May
            30, 1995, filed as exhibit 10-35 to the Company's Form 10-K
            Annual Report for the fiscal year ended January 29, 1996,
            and is hereby incorporated by reference.
 10-22      Third Amendment to the Amended and Restated Limited
            Liability Company Agreement of Boston West, L.L.C. dated
            September 12, 1995, filed as exhibit 10-36 to the Company's
            Form 10-K Annual Report for the fiscal year ended January
            29, 1996, and is hereby incorporated by reference.
 10-23      Fourth Amendment to the Amended and Restated Limited
            Liability Company Agreement of Boston West, L.L.C. dated
            January 31, 1996, filed as exhibit 10-37 to the Company's
            Form 10-K Annual Report for the fiscal year ended January
            29, 1996, and is hereby incorporated by reference.
 10-24      Unit Option Agreement by and between Boston West, L.L.C. and
            Boston Pacific, Inc., dated as of September 12, 1995, filed as exhibit 10-38 to the Company's Form 10-K Annual Report
            for the fiscal year ended January 29, 1996, and is hereby
            incorporated by reference.
 10-25      Unit Repurchase Agreement by and between Boston West, L.L.C.
            and Boston Pacific, Inc. dated as of September 12, 1995,
            filed as exhibit 10-39 to the Company's Form 10-K Annual
            Report for the fiscal year ended January 29, 1996, and is
            hereby incorporated by reference.
 10-26      Term Loan and Security Agreement between Carl Karcher
            Enterprises, Inc. and Heller Financial, Inc., dated December
            19, 1995, filed as exhibit 10-40 to the Company's Form 10-K
            Annual Report for the fiscal year ended January 29, 1996,
            and is hereby incorporated by reference.

EXHIBITS
--------
 10-27      Amendment No. One to Term Loan and Security Agreement dated as of January 22, 1996, by and between Carl Karcher
            Enterprises, Inc. and Heller Financial, Inc. filed as
            exhibit 10-41 to the Company's Form 10-K Annual Report for the fiscal year ended January 29, 1996, and is hereby
            incorporated by reference.
 10-28      Amendment No. Two to Term Loan and Security Agreement dated as of January 14, 1997, by and between Carl Karcher
            Enterprises, Inc. and Heller Financial, Inc.
 10-29      Stock Purchase Agreement, dated as of August 27, 1996, by
            and between CKE Restaurants, Inc. and Casa Bonita Holdings,
            Inc., filed as exhibit 10-1 to the Company's Current Report on Form 8-K dated August 27, 1996, and is hereby
            incorporated by reference.*
 10-30      Stock Purchase Agreement, dated as of April 27, 1997, by and among CKE Restaurants Inc., Imasco Holdings, Inc. and
            Hardee's Food Systems, Inc., filed as exhibit 10.1 to the
            Company's Current Report on Form 8-K dated April 27, 1997, and is hereby incorporated by reference.*
 10-31      Supply Agreement, dated as of July 14, 1997, by and between
            Hardee's Food Systems, Inc. and Fast Food Merchandisers,
            Inc. (Forest City Division), filed as exhibit 99.3 to the
            Company's Current Report on Form 8-K dated April 27, 1997, and is hereby incorporated by reference.*
 10-32      Supply Agreement, dated as of July 14, 1997, by and between
            Hardee's Food Systems, Inc. and Fast Food Merchandisers,
            Inc. (Monterey Division), filed as exhibit 99.4 to the
            Company's Current Report on Form 8-K dated April 27, 1997, and is hereby incorporated by reference.*
 10-33      Supply Agreement, dated as of July 14, 1997, by and between
            Hardee's Food Systems, Inc. and QVS, Inc., filed as exhibit
            99.5 to the Company's Current Report on Form 8-K dated April
            27, 1997, and is hereby incorporated by reference.*
 10-34      Distribution Agreement, dated as of July 14, 1997, by and
            among the Company, Hardee's Food Systems, Inc. and Fast Food
            Merchandisers, Inc., filed as exhibit 99.6 to the Company's
            Current Report on Form 8-K dated April 27, 1997, as is
            hereby incorporated by reference.*
 10-35      Exchange Agreement, dated as of December 8, 1997, by and
            between Rally's Hamburgers, Inc., CKE Restaurants, Inc.,
            Fidelity National Financial, Inc., Giant Group, LTD and
            others.*(1)
 10-36      Stock Purchase Agreement dated February 18, 1998, among CKE
            Restaurants, Inc., Advantica Restaurant Group, Inc., Spartan
            Holdings, Inc. and Flagstar Enterprises, Inc., filed as
            exhibit 99.2 to the Company's Current Report on Form 8-K
            dated February 19, 1998, and is hereby incorporated by
            reference.*
 10-37      Amended and Restated Credit Agreement, dated as of April 1,
            1998, by and between the CKE Restaurants, Inc. and Banque
            Paribas, as agent.*(1)
  11-1      Computation of Earnings Per Share.(1)
  12-1      Computation of Ratios.(1)
  21-1      Subsidiaries of Registrant.(1)
  23-1      Consent of KPMG Peat Marwick LLP.(1)
  27-1      Financial Data Schedule (included only with electronic
            filing).
  27-2      Financial Data Schedule restated for fiscal year 1997
            (included only with electronic filing).
  27-3      Financial Data Schedule restated for fiscal year 1996
            (included only with electronic filing).

---------------
 * Schedules omitted. The Registrant shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

(1) Filed herewith.

(2) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.