Form 10-Q
period 1998-05-18
CKE RESTAURANTS INC
filed 1998-07-02
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended May 18, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             for the transition period from __________ to __________

                         Commission file number 1-13192

                              CKE RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                               33-0602639
 -----------------------------------------         -------------------
      (State or Other Jurisdiction                  (I.R.S. Employer
    of Incorporation or Organization)              Identification No.)

 1200 North Harbor Boulevard, Anaheim, CA                 92801
 -----------------------------------------         -------------------
 (Address of Principal Executive Offices)              (Zip Code)

       Registrant's telephone number, including area code (714) 774-5796

                                 NOT APPLICABLE
             ------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

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

46,682,698 shares of Common Stock, par value $.01 per share, as of June 19, 1998
--------------------------------------------------------------------------------

                              CKE RESTAURANTS, INC.

                                      INDEX

                                                                                     Page
                                                                                     ----
Part I. Financial Information

       Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets as of May 18, 1998 and January 26, 1998....    2

            Consolidated Statements of Income for the sixteen weeks ended
               May 18, 1998 and May 19, 1997.......................................    3

            Consolidated Statements of Cash Flows for the sixteen weeks ended
               May 18, 1998 and May 19, 1997.......................................    4

            Notes to Consolidated Financial Statements.............................    6

       Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............................    9

Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K...................................   14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              CKE RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                May 18,         January 26,
                                                                 1998              1998
                                                              ----------        ----------
                                        ASSETS

   Current assets:
       Cash and cash equivalents                              $   51,718        $   30,382
       Accounts receivable                                        22,031            27,317
       Related party receivables                                   1,175             1,171
       Inventories                                                23,063            17,024
       Prepaid expenses                                           10,955            13,045
       Other current assets                                        3,196             3,217
                                                              ----------        ----------
          Total current assets                                   112,138            92,156

   Property and equipment, net                                   949,367           627,026
   Property under capital leases, net                             77,261            47,528
   Long-term investments                                          47,856            48,089
   Notes receivable                                                8,936            11,162
   Related party receivables                                       7,726             7,626
   Costs in excess of net assets acquired, net                   200,430            95,744
   Other assets                                                   43,954            28,037
                                                              ----------        ----------
                                                              $1,447,668        $  957,368
                                                              ==========        ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
       Current portion of long-term debt                      $   43,643        $   15,812
       Current portion of capital lease obligations                8,897             5,499
       Accounts payable                                           83,510            60,303
       Deferred income taxes, net                                  5,675             5,675
       Other current liabilities                                 111,465            89,195
                                                              ----------        ----------
          Total current liabilities                              253,190           176,484
                                                              ----------        ----------

   Long-term debt                                                282,680           138,793
   Convertible subordinated notes                                197,225                --
   Capital lease obligations                                      95,919            56,801
   Other long-term liabilities                                    98,589            86,778
   Stockholders' equity:
       Preferred stock, $.01 par value; authorized
          5,000,000 shares; none issued or outstanding                --                --
       Common stock, $.01 par value; authorized
          100,000,000 shares; issued and outstanding
          46,610,560 and 46,523,179 shares                           466               465
       Additional paid-in capital                                366,795           366,110
       Retained earnings                                         152,804           131,937
                                                              ----------        ----------
          Total stockholders' equity                             520,065           498,512
                                                              ----------        ----------
                                                              $1,447,668        $  957,368
                                                              ==========        ==========

See Accompanying Notes to Consolidated Financial Statements

                              CKE RESTAURANTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                         Sixteen Weeks Ended
                                                     -----------------------------
                                                       May 18,           May 19,
                                                        1998               1997
                                                     ----------         ----------
Revenues:
   Company-operated restaurants:
       Carl's Jr                                     $  161,922         $  144,827
       Hardee's                                         267,927                 --
       Taco Bueno                                        24,579             22,388
       JB's Restaurants                                  18,515             20,690
       HomeTown Buffet                                       --             13,170
       Other                                              5,664              9,828
                                                     ----------         ----------
                                                        478,607            210,903
                                                     ----------         ----------
   Franchised and licensed restaurants:
       Carl's Jr                                         28,310             24,100
       Hardee's                                          20,861                 --
       Other                                                433                353
                                                     ----------         ----------
                                                         49,604             24,453
                                                     ----------         ----------
          Total Revenues                                528,211            235,356
                                                     ----------         ----------
Operating costs and expenses:
   Restaurant operations:
       Food and packaging                               144,850             63,390
       Payroll and other employee benefits              148,703             59,606
       Occupancy and other operating expenses            90,890             43,077
                                                     ----------         ----------
                                                        384,443            166,073

   Franchised and licensed restaurants                   33,301             23,066
   Advertising expenses                                  27,449             12,456
   General and administrative expenses                   37,384             15,355
                                                     ----------         ----------

       Total operating costs and expenses               482,577            216,950
                                                     ----------         ----------

Operating income                                         45,634             18,406

Interest expense                                         (9,237)            (2,871)

Other income, net                                         1,396              2,130
                                                     ----------         ----------
Income before income taxes                               37,793             17,665

Income tax expense                                       15,061              7,079
                                                     ----------         ----------
Net income                                           $   22,732         $   10,586
                                                     ==========         ==========
Net income per share - basic                         $     0.49         $     0.29
                                                     ==========         ==========
Weighted average shares outstanding - basic              46,572             36,649
                                                     ==========         ==========
Net income per share - diluted                       $     0.47         $     0.28
                                                     ==========         ==========
Common and common equivalent shares used in
   computing per share amounts - diluted                 50,528             37,623
                                                     ==========         ==========

See Accompanying Notes to Consolidated Financial Statements

                              CKE RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Sixteen Weeks Ended
                                                                         -----------------------------
                                                                           May 18,            May 19,
                                                                            1998               1997
                                                                         ----------         ----------
Net cash flow from operating activities:
   Net income                                                            $   22,732         $   10,586
   Adjustments to reconcile net income to net cash provided by operating activities, excluding the effect of acquisitions and dispositions:
     Depreciation and amortization                                           19,649             10,247
     Loss on sale of property and equipment and capital leases                  376                 87
     Net noncash investment and dividend income                                (387)            (1,063)
     Loss on non-current asset and liability transactions                       233                350
     Net change in receivables, inventories, prepaid expenses and
       other current assets                                                   9,474               (502)
     Net change in accounts payable and other current liabilities             5,973              8,430
                                                                         ----------         ----------
       Net cash provided by operating activities                             58,050             28,135
                                                                         ----------         ----------
Cash flow from investing activities:
   Purchases of:
     Property and equipment                                                 (23,666)           (16,235)
     Long-term investments and marketable securities                             --            (14,661)
   Proceeds from sale of:
     Property and equipment                                                   5,372                 11
   Increases in notes receivable and related party receivables                  (23)              (100)
   Collections on notes receivable, related party receivables
     and leases receivable                                                    2,332              4,212
   Net change in other assets                                                (1,213)              (509)
   Acquisitions, net of cash acquired                                      (384,711)                --
   Dispositions, net of cash surrendered                                      4,328                 --
                                                                         ----------         ----------
       Net cash used in investing activities                               (397,581)           (27,282)
                                                                         ----------         ----------
Cash flow from financing activities:
   Net change in bank overdraft                                               2,450             (9,232)
   Long-term borrowings                                                     213,220              2,489
   Convertible subordinated notes                                           197,225                 --
   Repayments of long-term debt                                             (41,397)            (2,180)
   Repayments of capital lease obligations                                   (1,404)            (1,226)
   Deferred financing costs                                                 (10,196)              (553)
   Net change in other long-term liabilities                                  2,192             (3,608)
   Payment of dividends                                                      (1,895)            (1,334)
   Exercise of stock options                                                    672              1,360
                                                                         ----------         ----------
       Net cash provided by (used in) financing activities                  360,867            (14,284)
                                                                         ----------         ----------
         Net increase (decrease) in cash and cash equivalents            $   21,336         $  (13,431)
                                                                         ==========         ==========

See Accompanying Notes to Consolidated Financial Statements

                              CKE RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Sixteen Weeks Ended
                                                          -------------------------
                                                           May 18,          May 19,
                                                            1998             1997
                                                          --------         --------
Supplemental disclosures of cash flow information:

   Cash paid during period for:
    Interest (net of amount capitalized)                  $  6,654         $  2,543
    Income taxes                                             7,244            1,770

   FEI Acquisition:
    Tangible assets acquired at fair value                $361,905         $     --
    Costs in excess of net assets acquired                  99,843               --
    Liabilities assumed at fair value                      (80,025)              --
                                                          --------         --------
        Total purchase price                              $381,723         $     --
                                                          ========         ========

                              CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 18, 1998 AND MAY 19, 1997

NOTE (A) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of CKE Restaurants, Inc. and its consolidated wholly-owned subsidiaries (the "Company" or "CKE") and have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company's 1998 Annual Report to Stockholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year or for any other future periods. Certain reclassifications have been made to the fiscal 1998 consolidated financial statements to conform to the fiscal 1999 presentation. Share and per share information has been retroactively adjusted to reflect the ten percent stock dividend paid in February 1998.

NOTE (B) ACQUISITION OF FLAGSTAR ENTERPRISES, INC.

    On April 1, 1998, the Company acquired Flagstar Enterprises, Inc. ("FEI"), the largest franchisee in the Hardee's system, previously operating 557 Hardee's restaurants located primarily in the Southeastern United States. In connection with the acquisition, which was accounted for as a purchase, the Company acquired all of the issued and outstanding shares of common stock of FEI from Advantica Restaurant Group, Inc. ("Advantica") for cash consideration of $381.7 million (which includes miscellaneous expenses paid to Advantica) and the assumption of approximately $45.6 million in capital lease obligations. The purchase price remains subject to adjustment based on changes in FEI's working capital.

    On March 13, 1998, the Company completed a $197.2 million private placement of convertible subordinated notes (see Note (D)), and on April 1, 1998, the Company amended its existing credit facility, incurring an additional $213.2 million in indebtedness (see Note (C)). The net proceeds from the convertible subordinated notes and borrowings under the Company's credit facility were used primarily to finance the acquisition of FEI.

    On July 15, 1997, the Company acquired Hardee's Food Systems, Inc. ("Hardee's"), the operator and franchisor of the Hardee's(R) quick-service hamburger restaurant concept. In connection with the acquisition, which was accounted for as a purchase, the Company acquired all of the issued and outstanding shares of Hardee's for cash consideration of $327.0 million. The purchase price remains subject to adjustment to an amount to be agreed upon by the Company and Imasco Holdings, Inc., which represents the net asset value of Hardee's as of July 15, 1997. The Company used the net proceeds from the sale of 9,171,250 shares of the Company's common stock to the public for net proceeds of $222.3 million in conjunction with borrowings of $133.9 million under the Company's credit facility to finance the acquistion.

    Selected unaudited pro forma combined results of operations for the 16-week periods ended May 18, 1998 and May 19, 1997, assuming the acquisitions occurred on January 28, 1997, using actual restaurant-level margins and general and administrative expenses prior to the acquisitions, are presented as follows:

                                                      Sixteen Weeks Ended
                                                  ----------------------------
                                                  May 18, 1998    May 19, 1997
                                                  ------------    ------------
    Total revenues                                  $649,408        $671,671
    Net income                                      $ 21,949        $  6,615
    Net income per share - basic                    $   0.47        $   0.14

    Net income per share - diluted                  $   0.45        $   0.14

                               CKE RESTAURANTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 18, 1998 AND MAY 19, 1997

(Continued)

NOTE (C) LONG TERM DEBT

    On April 1, 1998, the Company amended its existing credit facility (the "Senior Credit Facility") to increase the aggregate principal amounts of the lenders' commitments under the term loan facility (the "Term Loan Facility") to $250.0 million and under the revolving credit facility (the "Revolving Credit Facility") to $250.0 million, which includes a $65.0 million letter of credit subfacility, and to extend the final maturity date from July 2002 to April 2003. The Company incurred borrowings of $213.2 million thereunder to finance a portion of the purchase price of the FEI acquisition (see Note (B)). Principal repayments under the Term Loan Facility are due in quarterly installments, commencing in June 1998 and continuing thereafter until the final maturity of the Senior Credit Facility in April 2003, resulting in annual reductions of $20.0 million in the first year of the Term Loan Facility and annual reductions thereafter ranging from $40.0 million to $70.0 million. Additional borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, and any outstanding amounts thereunder will become due in April 2003. The Company will be required to repay borrowings under the Senior Credit Facility with the proceeds from (i) certain asset sales (unless the net proceeds of such sales are reinvested in the Company's business), (ii) the issuance of certain equity securities or (iii) the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

    Borrowings and other obligations of the Company under the Senior Credit Facility are general unsubordinated obligations of the Company and are secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries guarantee such borrowings and other obligations, and are secured by certain franchise rights, accounts receivable, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The Senior Credit Facility contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses, and (iii) limit the Company and its subsidiaries from making capital expenditures and certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. In addition, the Company is required to comply with specified financial ratios and tests, including minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios.

NOTE (D) CONVERTIBLE SUBORDINATED NOTES

    On March 13, 1998, the Company completed a private placement of $197.2 million aggregate principal amount of convertible subordinated notes (the "Notes"), in which the Company received net proceeds of approximately $192.3 million, of which $24.1 million was used to repay indebtedness under the Term Loan Facility. The Notes, which represent unsecured general obligations of the Company subordinate in right of payment to certain other obligations, including obligations under the Senior Credit Facility, are due in 2004, are convertible into the Company's common stock at an initial conversion price of $48.204 and carry a 4.25% coupon rate. The remaining net proceeds from the Notes, together with borrowings under the Senior Credit Facility, were used to fund the acquisition of FEI on April 1, 1998 (see Note (B)).


NOTE (E) NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the

                              CKE RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 18, 1998 AND MAY 19, 1997

(Continued)

reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company did not have any additional items that were required to be disclosed under SFAS 130.

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

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Consolidated net income for the 16-week period ended May 18, 1998 increased 114.7% to $22.7 million or $0.47 per share on a diluted basis as compared with $10.6 million or $0.28 per share on a diluted basis for the prior year quarter. These improved results were primarily due to the additional operations of Hardee's Food Systems, Inc. ("Hardee's"), which was acquired on July 15, 1997, and Flagstar Enterprises, Inc. ("FEI"), a former franchisee with 557 Hardee's restaurants, which was acquired from Advantica Restaurant Group, Inc. on April 1, 1998. Also contributing to the increase in net income was improved operating performance of the Company's Carl's Jr. and Taco Bueno chains due to continued sales growth resulting from the Company's dual-branding and image enhancement programs at its Carl's Jr. restaurants and increased advertising and continued improvements in operating efficiencies in its Carl's Jr. and Taco Bueno restaurants. Operating results for the first quarter of fiscal 1999 include 16 weeks of operations of Hardee's and seven weeks of operations of FEI. The first quarter of the prior fiscal year does not include the results of operations of any of the Hardee's restaurants acquired.

    The Company is continuing with the conversion of certain of its existing Carl's Jr. restaurants into Carl's Jr./Green Burrito dual-brand restaurants, pursuant to an amended agreement with GB Foods Corporation. During the quarter, the Company opened an additional 12 dual-brand Company-operated restaurants and its franchisees opened five dual-brand restaurants. As of May 18, 1998, a total of 120 Company-operated and 17 franchised dual-brand restaurants were operating.

    During the 16 weeks ended May 18, 1998, the Company made a significant step toward balancing the number of Hardee's franchised and Company-operated stores with the acquisition of FEI. (See Note (B) of Notes to the Company's consolidated financial statements as of and for the period ended May 18, 1998). As of May 18, 1998, the Company operates approximately 49 percent of the Hardee's system. The acquisition was financed in part by $192.3 million in net cash proceeds the Company raised from a private placement of convertible subordinated notes and in part by borrowings under the Company's increased credit facility.

    This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; demands placed on management and capital resources by the substantial increase in the size of the Company resulting from the acquisition of Hardee's and FEI, changes in the Company's integration plans for Hardee's and its expansion plans; and risks that sales growth resulting from the Company's current and future remodeling and dual-branding of restaurants and other operating strategies can be sustained at the current levels experienced.

RESULTS OF OPERATIONS

    Revenues from Company-operated restaurants for the 16-week period ended May 18, 1998 increased $267.7 million, or 126.9%, to $478.6 million. Carl's Jr., Hardee's and Taco Bueno Company-operated revenues contributed $17.1 million, $267.9 million and $2.2 million, respectively, to the increase. Offsetting these increases was the decrease in revenues derived from the Company's HomeTown Buffet and Casa Bonita restaurants, which were transferred to Star Buffet, Inc. in connection with its initial public offering in September 1997. On a same-store sales basis (calculated using only restaurants that were in operation for the full periods being compared), revenues from Company-operated Carl's Jr. restaurants increased 5.2% in the 16-week period ended May 18, 1998, on top of a 6.1% same-store sales increase in the first quarter of fiscal 1998, marking the 12th consecutive quarter of same-store sales

                             CKE RESTAURANTS, INC.
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(Continued)

growth for the chain. Same-store sales for Taco Bueno increased 6.9% in the first quarter of fiscal 1999, while same-store sales in Hardee's
Company-operated restaurants decreased 10.8%.

    The increase in revenues for the Company's Carl's Jr. restaurants is primarily attributable to the continued focus on promoting great-tasting new and existing food products through increased advertising, the conversion of existing Carl's Jr. locations to Carl's Jr./Green Burrito dual-brand restaurants, and the image enhancement of its restaurants, which was completed in December 1997. The increase in revenues for the Taco Bueno chain is due in part to a new advertising campaign, which began in the fourth quarter of fiscal 1998. Additionally, the Company has been focusing on more prime real estate than previously targeted for its new restaurants. The three Taco Bueno restaurants that have opened since October 1997 have generated average unit volumes substantially higher than the rest of the Taco Bueno system. Much of the decrease in same-store sales at Hardee's can be attributed to menu deletions made since the acquisition, as well as the discontinuation of promotional discounting and monthly new product introductions. Average unit volumes at Company-operated Carl's Jr. and Taco Bueno restaurants continued to increase and reached $1,172,900 and $704,300 on a rolling 13-period basis, respectively, at the end of the first quarter. Average unit volumes for Company-operated Hardee's restaurants ended the quarter at $841,200.

    Revenues from franchised and licensed restaurants increased $25.2 million, or 102.9%, to $49.6 million for the first quarter of fiscal 1999 over the prior year 16-week period. This revenue increase was mainly due to royalties from the Hardee's franchise system and to increased royalties from, and food purchases by, Carl's Jr. franchisees as a result of higher sales volume at Carl's Jr. franchised restaurants.

    The Company's consolidated restaurant-level margins of its Company-operated restaurants decreased in the 16-week period ended May 18, 1998 by 1.6% as compared with the same period of the prior year, primarily reflecting the impact of higher operating costs at the Company's Hardee's restaurants as compared to the rest of the system. Although Hardee's restaurant-level margins are substantially lower than the rest of the Company's quick-service restaurant concepts, the Company has successfully increased these margins in the first quarter of fiscal 1999 to 16.3% of revenues from Company-operated Hardee's restaurants (including seven weeks of operations from the 557 restaurants purchased from FEI) from 8.5% of revenues for the comparable period in the prior year under different ownership. The Company has accomplished this increase in margins through many of the same cost-saving measures it has executed at its Carl's Jr. restaurants over the past several years, including the introduction of the Carl's Jr. labor matrix to improve labor usage, a focus on safety and accident prevention as a method of lowering workers' compensations costs, a reduction of food waste and theft tolerance levels, and a decrease in food and paper costs through the realization of certain purchasing synergies.

    While the Company's overall restaurant-level margins decreased during the first quarter of fiscal 1999, restaurant-level margins for Company-operated Carl's Jr. and Taco Bueno restaurants increased 1.6% and 3.4%, to 25.9% and 27.2%, respectively, over the first quarter of fiscal 1998. The improved results in operating margins reflect the Company's continued commitment to improving the cost structure at its Carl's Jr. and Taco Bueno restaurants, principally in the areas of increased purchasing savings in food and paper, improving labor productivity and decreasing workers' compensation costs. As a percentage of revenues for Carl's Jr. Company-operated restaurants, food and paper have decreased 0.5% to 29.1% from the prior year quarter despite a change in the product mix as a result of the promotion of larger, more expensive sandwiches. As a percentage of revenues from Company-operated restaurants, Carl's Jr. payroll and other employee benefits have decreased 0.2% to 25.8% for the 16-week period ended May 18, 1998 as compared with the comparable period in the prior year, notwithstanding the recent federal and California minimum wage increases. Occupancy and other operating expenses as a percentage of revenues from Carl's Jr. Company-operated restaurants have decreased 0.9% to 19.3% for the first quarter of fiscal 1999 over the prior year quarter. These costs are generally fixed in nature and, as such, decrease as a percentage of revenues from Company-operated restaurants as sales increase.

    Many of the Company's employees are paid hourly rates related to the federal and state minimum wage laws. Legislation increasing the federal minimum wage in October 1996 and September 1997 has resulted in higher labor costs to the Company and its franchisees. Moreover, the California state minimum wage was increased effective

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

(Continued)

March 1998 to rates above the federal minimum wage. The Company anticipates that any future increases in minimum wage levels can be offset through pricing and other cost control efforts; however, there can be no assurance that the Company or its franchisees will be able to pass such additional costs on to customers in whole or in part.

    Franchised and licensed restaurant costs have increased 44.4% for the 16-week period ended May 18, 1998 over the same period of the prior year. The increase is primarily due to increased purchases of food and other products from the Company by Carl's Jr. franchisees, as well as the costs associated with the Hardee's franchise system. As a percentage of revenues from franchised and licensed restaurants, these costs have decreased 27.2% from the prior year period. While Carl's Jr. earns its income from both royalties paid and food purchases by franchisees, Hardee's earns the majority of its income from royalties paid by its franchisees, who purchase food, supplies and other products from independent vendors and distributors. Accordingly, the cost structure associated with the Hardee's royalty stream of income is substantially lower than that associated with the Carl's Jr. franchise and license operations.

    Advertising expenses increased by $15.0 million in the 16 weeks ended May 18, 1998 over the prior year quarter, mainly due to the additional advertising support at Hardee's. Advertising has become increasingly important in the current competitive environment, and, as a result, advertising expenses have increased in terms of dollars spent in fiscal 1999 as compared with fiscal 1998, while remaining relatively consistent as a percentage of revenues from Company-operated restaurants. The Company has seen same-store sales growth in its Carl's Jr. restaurants in each quarter since the Company began its current advertising campaign in May 1995. During the fourth quarter of fiscal 1998, the creators of the successful Carl's Jr. commercials launched a new, humorous advertising campaign for Taco Bueno, which has contributed in driving the same-store sales increase in the first quarter. In addition, the Company also hired a new advertising firm for its Hardee's chain. New television commercials began airing in April 1998, which focus on Hardee's rich, satisfying food.

    General and administrative expenses increased $22.0 million to $37.4 million for the 16-week period ended May 18, 1998 over the same period of the prior year. As a percentage of revenues, these expenses have increased 0.6% in the first quarter or fiscal 1999 over the prior year quarter. The increase in general and administrative expenses is mainly due to adding the expenses associated with the support of the Hardee's operations. General and administrative expenses have also increased due to recording higher incentive compensation accruals for regional restaurant management and selected corporate employees as a result of improved operating performance.

    Interest expense for the 16-week period ended May 18, 1998 increased $6.4 million principally as a result of higher levels of borrowings outstanding and the assumption of capital leases as a result of the acquisition of Hardee's in July 1997 and the acquisition of FEI in April 1998.

    Other income, net, is mainly comprised of interest income, lease income, gains and losses on sales of restaurants, income and loss on long-term investments, property management expenses and other non-recurring income and expenses. Other income, net, decreased $0.7 million for the first quarter of fiscal 1999 as compared with the first quarter of fiscal 1998, generally resulting from increased expenses from the Company's property management activities offset in part by interest earned on the Company's notes receivable from franchisees.

FINANCIAL CONDITION

    For the 16 weeks ended May 18, 1998, the Company generated cash flows from operating activities of $58.1 million, compared with $28.1 million for the same period of the prior year. This increase was mainly due to the added operations of the Company's Hardee's restaurants and increased revenues and improved operating margins at the Company's Carl's Jr. and Taco Bueno restaurants. Cash and cash equivalents in the current quarter increased $21.3 million as the Company generated $4.3 million (net of cash surrendered) from the sale of 12 JB's Restaurants to Star Buffet, Inc., $2.3 million from collections on notes receivable, related party receivables and leases

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

(Continued)

receivable, and $0.7 million from the exercise of stock options in addition to the increase in cash flow from operations. The Company used excess cash flow from operations to fund capital additions of approximately $23.7 million, to repay capital lease obligations of $1.4 million, to repay long-term borrowings of $41.4 million, to pay $10.2 million of deferred financing costs associated with the FEI acquisition and to pay dividends to its stockholders of $1.9 million. A portion of the $197.2 million convertible subordinated notes, combined with the increase in long-term borrowings of $213.2 million, was used to purchase FEI for $381.7 million. Total cash and cash equivalents available to the Company as of May 18, 1998 was $51.7 million. Subsequent to the quarter end, the Company used its available cash on hand to repay $23.0 million of borrowings under its revolving credit facility.

    On April 1, 1998, the Company amended its existing credit facility (the "Senior Credit Facility") to increase the aggregate principal amounts of the lenders' commitments under the term loan facility (the "Term Loan Facility") to $250.0 million and under the revolving credit facility (the "Revolving Credit Facility") to $250.0 million, which includes a $65.0 million letter of credit subfacility, and to extend the final maturity date from July 2002 to April 2003. The Company incurred borrowings of $213.2 million thereunder to finance a portion of the purchase price of the FEI acquisition (see Note (B) of Notes to the Company's consolidated financial statements as of and for the period ended May 18, 1998). Principal repayments under the Term Loan Facility are due in quarterly installments, commencing in June 1998 and continuing thereafter until the final maturity of the Senior Credit Facility in April 2003, resulting in annual reductions of $20.0 million in the first year of the Term Loan Facility and annual reductions thereafter ranging from $40.0 million to $70.0 million. Additional borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, and any outstanding amounts thereunder will become due in April 2003. The Company will be required to repay borrowings under the Senior Credit Facility with the proceeds from (i) certain asset sales (unless the net proceeds of such sales are reinvested in the Company's business), (ii) the issuance of certain equity securities or (iii) the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

    Borrowings and other obligations of the Company under the Senior Credit Facility are general unsubordinated obligations of the Company and are secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries guarantee such borrowings and other obligations, and are secured by certain franchise rights, accounts receivable, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The Senior Credit Facility contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses, and (iii) limit the Company and its subsidiaries from making capital expenditures and certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. In addition, the Company is required to comply with specified financial ratios and tests, including minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios.

    On March 13, 1998, the Company completed a private placement of $197.2 million aggregate principal amount of convertible subordinated notes (the "Notes"), in which the Company received net proceeds of approximately $192.3 million, of which $24.1 million was used to prepay indebtedness under the Term Loan Facility. The Notes, which represent unsecured general obligations of the Company subordinate in right of payment to certain other obligations, including obligations under the Senior Credit Facility, are due in 2004, are convertible into the Company's common stock at an initial conversion price of $48.204 and carry a 4.25% coupon rate. The remaining net proceeds from the Notes, together with borrowings under the Senior Credit Facility, were used to fund the acquisition of FEI on April 1, 1998.

    The Company's primary source of liquidity is its revenues from Company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new restaurants, the remodeling of

                              CKE RESTAURANTS, INC.
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

(Continued)

existing Taco Bueno and Hardee's restaurants, the repurchase of certain Hardee's restaurants from franchisees, the conversion of certain restaurants to the Carl's Jr./Green Burrito and Carl's Jr./serving Hardee's breakfast dual-brand concepts and capital expenditures to be incurred in connection with the Company's integration of Hardee's and FEI. The Company opened six Company-operated Carl's Jr. restaurants in the first quarter of fiscal 1999 and plans to open up to 40 new Company-operated Carl's Jr. restaurants and up to seven new Taco Bueno restaurants in the remainder of fiscal 1999. In addition, the Company and Imasco Holdings continue to discuss certain post-closing purchase price adjustments arising from the Hardee's acquisition. The Company believes that any payments required or to be received as a result of such purchase price adjustments would not materially affect the Company's financial condition.

    The Company typically maintains current liabilities in excess of current assets because the quick-service restaurant business generally receives immediate payment for sales, while inventories and current liabilities normally carry longer payment terms (usually 15 to 30 days).

    The Company believes that cash generated from its various restaurant concept operations, along with cash and cash equivalents on hand as of May 18, 1998 and amounts available under the Senior Credit Facility, will provide the Company with the funds necessary to meet all of its capital spending and working capital requirements for the foreseeable future. If those sources of capital are insufficient to satisfy the Company's capital spending and working capital requirements, or if the Company determines to make any significant acquisitions of or investments in other businesses, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. In addition, substantially all of the real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for additional debt financing; however, there can be no assurance that real estate financing or other financing could be obtained on terms acceptable to the Company. Sales, if any, of additional equity or debt securities could result in additional dilution to the Company's stockholders.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
             11     Calculation of Earnings Per Share.
             27-1   Financial Data Schedule (included in electronic filing
                    only).
             27-2   Financial Data Schedule restated for the quarterly period
                    ending May 19, 1997 (included only with electronic filing).
             27-3   Financial Data Schedule restated for the quarterly period
                    ending May 20, 1996 (included only with electronic filing).

     (b) Current Reports on Form 8-K:

               Current Reports on Form 8-K dated January 15, 1998, February 19, 1998 and April 1, 1998 were filed during the first quarter of the fiscal year to report matters relating to the Company's acquisition of Flagstar Enterprises, Inc.

               A Current Report on Form 8-K dated February 19, 1998 was filed during the first quarter of the fiscal year to report matters relating to the Company's proposed disposition of JB's Restaurants, Inc.

               Current Reports on Form 8-K dated March 2, 1998, March 10, 1998, and March 16, 1998 were filed during the first quarter of the fiscal year to report matters relating to the Company's private placement of convertible subordinated notes.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CKE RESTAURANTS, INC.
                                          (Registrant)

July 1, 1998                           /s/  Carl A. Strunk
------------                           -----------------------------------------
    Date                               Executive Vice President,
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit #    Description
---------    -----------
  11         Calculation of Earnings Per Share.

  27-1       Financial Data Schedule (included in electronic filing only).

  27-2 Financial Data Schedule restated for the quarterly period ending May 19, 1997 (included only with electronic filing).

  27-3 Financial Data Schedule restated for the quarterly period ending May 20, 1996 (included only with electronic filing).