Form 10-Q
period 1998-08-10
CKE RESTAURANTS INC
filed 1998-09-24
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended August 10, 1998
                                       ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ___________ to _______________

                    Commission file number    1-13192
                                          ---------------

                              CKE RESTAURANTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                33-0602639
--------------------------------------------------------------------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

1200 North Harbor Boulevard, Anaheim, CA                            92801
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's telephone number, including area code         (714) 774-5796
                                                  ------------------------------

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

                  47,088,615 shares of Common Stock, par value
                    $.01 per share, as of September 14, 1998

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                 Page
                                                                                                 ----
         Part I.  Financial Information

            Item 1.  Consolidated Financial Statements:

               Consolidated Balance Sheets as of August 10, 1998 and January 26, 1998..........    2

               Consolidated Statements of Income for the twelve and twenty-eight weeks
                   ended August 10, 1998 and August 11, 1997...................................    3

               Consolidated Statements of Cash Flows for the twenty-eight weeks ended
                   August 10, 1998 and August 11, 1997.........................................  4-5

               Notes to Consolidated Financial Statements......................................  6-9

            Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations....................................10-15


         Part II.  Other Information

            Item 4.  Submission of Matters to a Vote of Security Holders.......................   16

            Item 6.  Exhibits and Reports on Form 8-K..........................................   16

PART 1.   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                         August 10,      January 26,
                                                            1998            1998
                                                         ----------      ----------
                                     ASSETS

Current assets:
   Cash and cash equivalents                             $   38,050      $   30,382
   Accounts receivable                                       31,628          27,317
   Related party receivables                                  1,304           1,171
   Inventories                                               23,617          17,024
   Prepaid expenses                                          17,349          13,045
   Other current assets                                         810           3,217
                                                         ----------      ----------
          Total current assets                              112,758          92,156

Property and equipment, net                                 958,937         627,026
Property under capital leases, net                           91,081          47,528
Long-term investments                                        47,627          48,089
Notes receivable                                              8,332          11,162
Related party receivables                                     7,905           7,626
Costs in excess of assets acquired, net                     191,386          95,744
Other assets                                                 38,144          28,037
                                                         ----------      ----------
                                                         $1,456,170      $  957,368
                                                         ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                     $   48,373      $   15,812
   Current portion of capital lease obligations               8,742           5,499
   Accounts payable                                          74,039          60,303
   Deferred income taxes, net                                 5,675           5,675
   Other current liabilities                                128,259          89,195
                                                         ----------      ----------
          Total current liabilities                         265,088         176,484
                                                         ----------      ----------

Long-term debt                                              249,765         138,793
Convertible subordinated notes                              197,225              --
Capital lease obligations                                    98,265          56,801
Other long-term liabilities                                  97,599          86,778
Stockholders' equity:
   Preferred stock, $.01  par value; authorized
       5,000,000 shares; none issued or outstanding              --              --
   Common stock, $.01 par value; authorized
       100,000,000 shares; issued and outstanding
       47,085,215 and 46,523,179 shares                         471             465
Additional paid-in capital                                  372,348         366,110
   Retained earnings                                        175,409         131,937
                                                         ----------      ----------
             Total stockholders' equity                     548,228         498,512
                                                         ----------      ----------
                                                         $1,456,170      $  957,368
                                                         ==========      ==========

See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                       Twelve Weeks Ended                Twenty-eight Weeks Ended
                                                   -----------------------------       -----------------------------
                                                    August 10,        August 11,        August 10,        August 11,
                                                      1998              1997               1998              1997
                                                   -----------       -----------       -----------       -----------
Revenues:
   Company-operated restaurants:
       Carl's Jr                                   $   125,618       $   112,953       $   287,540       $   257,780
       Hardee's                                        276,546            53,898           544,473            53,898
       Taco Bueno                                       19,196            17,690            43,775            40,078
       JB's Restaurants                                 13,142            15,166            31,657            35,856
       HomeTown Buffet                                      --             9,082                --            22,252
       Other                                             4,408             8,088            10,072            17,916
                                                   -----------       -----------       -----------       -----------
                                                       438,910           216,877           917,517           427,780
                                                   -----------       -----------       -----------       -----------

   Franchised and licensed restaurants
     and other:
       Carl's Jr                                        22,148            18,302            50,458            42,402
       Hardee's                                         13,379             6,612            34,240             6,612
       JB's Restaurants                                    404               311               837               664
                                                   -----------       -----------       -----------       -----------
                                                        35,931            25,225            85,535            49,678
                                                   -----------       -----------       -----------       -----------
          Total revenues                               474,841           242,102         1,003,052           477,458
                                                   -----------       -----------       -----------       -----------

Operating costs and expenses:
   Restaurant operations:
       Food and packaging                              133,548            66,671           278,398           130,061
       Payroll and other employee benefits             134,090            64,133           282,793           123,739
       Occupancy and other operating expenses           83,396            44,694           174,286            87,771
                                                   -----------       -----------       -----------       -----------
                                                       351,034           175,498           735,477           341,571

   Franchised and licensed restaurants
    and other                                           24,526            19,143            57,827            42,209
   Advertising expenses                                 24,772            12,407            52,221            24,863
   General and administrative expenses                  25,371            16,100            62,755            31,455
                                                   -----------       -----------       -----------       -----------
       Total operating costs and expenses              425,703           223,148           908,280           440,098
                                                   -----------       -----------       -----------       -----------

Operating income                                        49,138            18,954            94,772            37,360

Interest expense                                       (12,605)           (4,712)          (21,842)           (7,583)

Other income, net                                        1,207             3,348             2,603             5,478
                                                   -----------       -----------       -----------       -----------
Income before income taxes                              37,740            17,590            75,533            35,255
Income tax expense                                      15,136             7,045            30,197            14,124
                                                   -----------       -----------       -----------       -----------

Net income                                         $    22,604       $    10,545       $    45,336       $    21,131
                                                   ===========       ===========       ===========       ===========

Net income per share - basic                       $      0.48       $      0.26       $      0.97       $      0.55
                                                   ===========       ===========       ===========       ===========

Weighted average shares outstanding - basic             46,821            40,438            46,696            38,544
                                                   ===========       ===========       ===========       ===========

Net income per share - diluted                     $      0.46       $      0.25       $      0.93       $      0.53
                                                   ===========       ===========       ===========       ===========

Common and common equivalent shares used
   in computing per share amounts - diluted             52,332            41,656            51,430            39,640
                                                   ===========       ===========       ===========       ===========


See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Twenty-eight Weeks Ended
                                                                       --------------------------
                                                                       August 10,      August 11,
                                                                          1998            1997
                                                                       ---------       ----------
Net cash flow from operating activities:
   Net income                                                          $  45,336       $  21,131
   Adjustments to reconcile net income to net
     cash provided by operating activities,
     excluding the effect of acquisitions and dispositions:
     Depreciation and amortization                                        39,036          20,753
     Loss on sale of property and equipment and capital leases             1,015           2,126
     Net noncash investment and dividend income                             (678)         (1,899)
     (Gain) loss on noncurrent asset and liability transactions              462            (481)
     Net change in receivables, inventories and other
       current assets and prepaid expenses                                (5,739)         (2,623)
     Net change in accounts payable and other current liabilities         33,943            (176)
                                                                       ---------       ---------
       Net cash provided by operating activities                         113,375          38,831
                                                                       ---------       ---------

Cash flow from investing activities:
   Purchases of:
     Marketable securities                                                    --            (393)
     Property and equipment                                              (45,210)        (39,266)
     Long-term investments                                                    --         (14,199)
   Proceeds from sale of:
     Marketable securities and long-term investments                          --             393
     Property and equipment                                                7,165              36
   Increase in notes receivable, related party receivables
     and leases receivable                                                (1,700)           (382)
   Collections on notes receivable, related party receivables
     and leases receivable                                                 4,522           4,631
   Net change in other assets                                                727             867
   Acquisitions, net of cash acquired                                   (394,651)       (323,878)
   Dispositions, net of cash surrendered                                   4,328              --
                                                                       ---------       ---------
       Net cash used in investing activities                            (424,819)       (372,191)
                                                                       ---------       ---------

Cash flow from financing activities:
   Net proceeds from common stock offering                                    --         222,141
   Net change in bank overdraft                                           (9,780)         (2,671)
   Long-term borrowings                                                  221,220         134,389
   Convertible subordinated notes                                        197,225              --
   Repayments of long-term debt                                          (77,582)        (20,287)
   Repayments of capital lease obligations                                (4,000)         (2,407)
   Deferred financing costs                                              (10,211)         (4,278)
   Net change in other long-term liabilities                              (2,095)         (2,541)
   Payment of dividends                                                   (1,895)         (1,335)
   Exercise of stock options                                               6,230           1,946
                                                                       ---------       ---------
       Net cash provided by financing activities                         319,112         324,957
                                                                       ---------       ---------
       Net increase (decrease) in cash and cash equivalents                7,668          (8,403)
       Cash and cash equivalents at beginning of period                   30,382          46,330
                                                                       ---------       ---------
       Cash and cash equivalents at end of period                      $  38,050       $  37,927
                                                                       =========       =========

See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Twenty-eight Weeks Ended
                                                        --------------------------
                                                        August 10,      August 11,
                                                           1998            1997
                                                        ----------      ----------
Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest (net of amounts capitalized)               $  16,746       $   5,135
    Income taxes                                           20,859           4,483

  Hardee's Acquisition:
    Tangible assets acquired at fair value              $      --       $ 461,978
    Cost in excess of net assets acquired                      --          24,848
    Liabilities assumed at fair value                          --        (159,826)
                                                        ---------       ---------
      Total purchase price                              $      --       $ 327,000
                                                        =========       =========

   FEI Acquisition:
    Tangible assets acquired at fair value              $ 444,500       $      --
    Costs in excess of net assets acquired                 89,917              --
    Liabilities assumed at fair value                    (153,780)             --
                                                        ---------       ---------
      Total purchase price                              $ 380,637       $      --
                                                        =========       =========

See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 10, 1998 AND AUGUST 11, 1997


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


NOTE (B) ACQUISITIONS
---------------------

     On April 1, 1998, the Company acquired Flagstar Enterprises, Inc. ("FEI"), the largest franchisee in the Hardee's system, previously operating 557 Hardee's restaurants located primarily in the Southeastern United States. In connection with the acquisition, which was accounted for as a purchase, the Company acquired all of the issued and outstanding shares of common stock of FEI from Advantica Restaurant Group, Inc. ("Advantica") for cash consideration of $380.6 million (which includes miscellaneous expenses paid to Advantica) and the assumption of approximately $45.6 million in capital lease obligations.

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

     On July 15, 1997, the Company acquired Hardee's Food Systems, Inc. ("Hardee's"), the operator and franchisor of the Hardee's(R) quick-service hamburger restaurant concept. In connection with the acquisition, which was accounted for as a purchase, the Company acquired all of the issued and outstanding shares of Hardee's for cash consideration of $327.0 million. The purchase price remains subject to adjustment to an amount to be agreed upon by the Company and Imasco Holdings, Inc., which represents the net asset value of Hardee's as of July 15, 1997. The Company used the net proceeds from the sale of 9,171,250 shares of the Company's common stock to the public for net proceeds of $222.3 million in conjunction with borrowings of $133.9 million under the Company's credit facility to finance the acquisition.

     Selected unaudited pro forma combined results of operations for the 28-week periods ended August 10, 1998 and August 11, 1997, assuming the acquisitions occurred on January 28, 1997, using actual restaurant-level margins and general and administrative expenses prior to the acquisitions, are presented as follows:

                                                  Twenty-eight Weeks Ended
                                              ----------------------------------
                                              August 10, 1998    August 11, 1997
                                              ---------------    ---------------
     Total revenues                             $1,124,249         $1,213,131
     Net income                                 $   43,857         $   15,648
     Net income per share - basic               $     0.94         $     0.33
     Net income per share - diluted             $     0.90         $     0.32

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      AUGUST 10, 1998 AND AUGUST 11, 1997


NOTE (C) LONG TERM DEBT
-----------------------

     On April 1, 1998, the Company amended its existing credit facility (the "Senior Credit Facility") to increase the aggregate principal amounts of the lenders' commitments under the term loan facility (the "Term Loan Facility") to $250.0 million and under the revolving credit facility (the "Revolving Credit Facility") to $250.0 million, which includes a $65.0 million letter of credit subfacility, and to extend the final maturity date from July 2002 to April 2003. The Company incurred borrowings of $213.2 million thereunder to finance a portion of the purchase price of the FEI acquisition (see Note (B)). Principal repayments under the Term Loan Facility are due in quarterly installments, commencing in July 1998 and continuing thereafter until the final maturity of the Senior Credit Facility in April 2003, resulting in annual reductions of $20.0 million in the first year of the Term Loan Facility and annual reductions thereafter ranging from $40.0 million to $70.0 million. Additional borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, and any outstanding amounts thereunder will become due in April 2003. The Company will be required to repay borrowings under the Senior Credit Facility with the proceeds from (i) certain asset sales (unless the net proceeds of such sales are reinvested in the Company's business), (ii) the issuance of certain equity securities or (iii) the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

     Borrowings and other obligations of the Company under the Senior Credit Facility are general unsubordinated obligations of the Company and are secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries guarantee such borrowings and other obligations, and are secured by certain franchise rights, accounts receivable, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The Senior Credit Facility contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses, and (iii) limit the Company and its subsidiaries from making capital expenditures and certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. In addition, the Company is required to comply with specified financial ratios and tests, including minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios. As of August 10, 1998, the Company is in compliance with all of its debt covenants.


NOTE (D) CONVERTIBLE SUBORDINATED NOTES
---------------------------------------

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      AUGUST 10, 1998 AND AUGUST 11, 1997


NOTE (E) SUBSEQUENT EVENTS
--------------------------

     On September 1, 1998, the Company completed two transactions which resulted in the disposition of the entire JB's Restaurant system and Galaxy Diner restaurants. First, the Company sold 14 company-operated JB's Restaurants and two Galaxy Diner restaurants to Timber Lodge Steakhouse, Inc. for 687,890 shares of Timber Lodge common stock, in connection with the merger of Timber Lodge and Santa Barbara Restaurant Group, Inc. ("SBRG"), formerly GB Foods Corporation. Second, the Company sold its wholly owned subsidiary, JB's Family Restaurants, Inc., which consists of the remaining 48 company-operated JB's Restaurants and the JB's franchise system together with four Galaxy Diner restaurants, to SBRG for one million shares of SBRG common stock. Together, these transactions give the Company approximately 13% ownership in SBRG.

     On September 11, 1998, Star Buffet, Inc. announced the repurchase from the Company of two million shares of Star Buffet common stock held by the Company for a purchase price of $5.0 million in cash and a $7.5 million, 90-day promissory note secured by treasury stock of Star Buffet.


NOTE (F) NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      AUGUST 10, 1998 AND AUGUST 11, 1997


     In December 1997, the American Institute of Certified Public Accountants approved for issuance the Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company currently amortizes pre-opening costs over one year from the time they are incurred. The impact of the adoption of SOP 98-5 on the Company's consolidated financial position or results of operations will not be material.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

     Consolidated net income for the 12-week period ended August 10, 1998 increased 114.4% to $22.6 million, or $0.46 per share on a diluted basis as compared with $10.5 million, or $0.25 per share on a diluted basis for the prior year quarter. Net income for the 28-week period ended August 10, 1998, increased 114.5% to $45.3 million or $0.93 per share on a diluted basis as compared with net income of $21.1 million, or $0.53 per share on a diluted basis. These improved results were primarily due to the additional operations of Hardee's Food Systems, Inc. ("Hardee's"), which was acquired on July 15, 1997 and Flagstar Enterprises, Inc. ("FEI"), a former franchisee of Hardee's with 557 Hardee's restaurants, which was acquired from Advantica Restaurant Group, Inc. ("Advantica") on April 1, 1998. Also contributing to the increase in net income was improved operating performance of the Company's Carl's Jr. and Taco Bueno chains due to continued sales growth resulting from the Company's dual-branding and image-enhancement programs at its Carl's Jr. restaurants and increased advertising and continued improvements in operating efficiencies in its Carl's Jr. and Taco Bueno restaurants. Operating results for the 28 weeks ended August 10, 1998 include 28 weeks of operations for Hardee's and 19 weeks of operations for the Hardee's restaurants acquired from Advantica. The corresponding period of the prior fiscal year includes four weeks of operations for Hardee's and does not include the results of operations of any of the Hardee's restaurants acquired from Advantica.

     The Company is continuing with the conversion of certain of its existing Carl's Jr. restaurants into Carl's Jr./Green Burrito dual-brand restaurants, pursuant to an amended agreement with Santa Barbara Restaurant Group, Inc., formerly GB Foods Corporation. During the second quarter, the Company opened an additional five dual-brand Company-operated restaurants and two dual-brand franchise restaurants for a total of 125 Company-operated and 19 franchised restaurants operating as of August 10, 1998.

     During the first quarter of fiscal 1999, the Company made a significant step toward balancing the number of Hardee's franchise and Company-operated stores with the acquisition of FEI from Advantica for the purchase price of $380.6 million plus the assumption of $45.6 million in capital lease obligations. (See Note (B) of Notes to the Company's consolidated financial statements as of and for the period ended August 10, 1998). As of August 10, 1998, the Company operates approximately 50% of the Hardee's system. The acquisition was financed in part by $192.3 million in net proceeds the Company raised from a private placement of convertible subordinated notes, which was completed on March 13, 1998, and in part by the Company's increased credit facility.

     This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; demands placed on management and capital resources by the substantial increase in the size of the Company resulting from the acquisition of Hardee's and FEI, changes in the Company's integration plans for Hardee's and its expansion plans; risks that sales growth resulting from the Company's current and future remodeling and dual-branding of restaurants and other operating strategies can be sustained at the current levels experienced; and other risks detailed in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS
---------------------

     Revenues from Company-operated restaurants increased $222.0 million, or 102.4%, to $438.9 million and $489.7 million, or 114.5%, to $917.5 million for the 12- and 28-week periods ended August 10, 1998, respectively. Carl's Jr., Hardee's and Taco Bueno Company-operated revenues contributed $12.7 million,

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


$222.6 million and $1.5 million, respectively, to the increase in revenues in the 12-week period and $29.8 million, $490.6 million and $3.7 million, respectively, to the increase in revenues in the 28-week period. Offsetting these increases was the decrease in revenues from the Company's HomeTown Buffet and Casa Bonita Restaurants which were sold to Star Buffet in connection with its initial public offering in September 1997. On a same-store sales basis (calculated using only restaurants that were in operations for the full periods being compared), revenues from Company-operated Carl's Jr. restaurants increased 5.1% in the 12-week period ended August 10, 1998, on top of a 4% same-store sales increase in the second quarter of fiscal 1998, marking the 13th consecutive quarter of same-store sales increases. Same-store sales for Taco Bueno increased 5.9% in the second quarter of fiscal 1999 as compared with a 5% increase in the second quarter last year, also the 13th consecutive quarter of same-store sales increases. Company-operated Hardee's same-store sales decreased 9.7% for the second quarter, a modest improvement from the 10.8% decline experienced in the first quarter of fiscal 1999.

     The increase in revenues for the Company's Carl's Jr. restaurants are primarily attributable to the continued focus on promoting great-tasting new and existing food products through increased advertising, the conversion of existing Carl's Jr. locations to Carl's Jr./Green Burrito dual-brand restaurants, the image enhancement of its restaurants, which was completed in December 1997 and the increase in the number of Company-operated Carl's Jr. restaurants operating in fiscal 1999 as compared with fiscal 1998. The increase in revenues for the Taco Bueno chain is due in part to a new advertising campaign, which began in the fourth quarter of fiscal 1998. Additionally, the Company has been focusing on more prime real estate than previously targeted for its new restaurants. The three Taco Bueno restaurants that have opened since October 1997 have generated average unit volumes substantially higher than the rest of the Taco Bueno system. Much of the decrease in same-store sales at Hardee's can be attributed to menu deletions made since the acquisition as well as the discontinuation of promotional discounting and monthly new product introductions. Average unit volumes at the Company's Carl's Jr. and Taco Bueno restaurants concepts continued to increase and reached $1,185,800 and $714,900 on a rolling 13-period basis, respectively, at the end of the second quarter. Average unit volumes for the Company's Hardee's restaurants ended the quarter at $823,400.

     Revenues from franchised and licensed restaurants for the 12- and 28-week periods ended August 10, 1998 increased 42.4% to $35.9 million and 72.2% to $85.5 million, respectively, over the same prior year periods. These revenue increases were mainly due to royalties from the Hardee's franchise system, increased royalties from, and food purchases by, Carl's Jr. franchisees as a result of higher sales volume at Carl's Jr. franchised restaurants and the increase in the number of Carl's Jr. franchised restaurants operating in fiscal 1999 as compared with fiscal 1998.

     The Company's consolidated restaurant-level margins of its Company-operated restaurants increased in the 12-week period ended August 10, 1998 by 0.9% as compared with the same period of the prior year, primarily reflecting the impact of the disposition of the Company's buffet-style restaurants, which have higher operating costs, and the improvement in operating margins at the Company's Hardee's quick-service restaurants. Although Hardee's restaurant-level margins are substantially lower that the rest of the Company's quick-service hamburger concepts, the Company successfully increased these margins in the second quarter of fiscal 1999 to 18.0% of Company-operated revenues as compared to 16.3% in the first quarter of fiscal 1999 and 12.8% at fiscal 1998 year-end. The Company has accomplished this increase in Hardee's margins through many of the successful cost-saving measures it executed at its Carl's Jr. restaurants over the past several years, including the introduction of the Carl's Jr. labor matrix to improve labor usage, a focus on safety and accident prevention as a method of lowering workers' compensations costs, a reduction of food waste and theft tolerance levels, and a decrease in food and paper costs through the realization of certain purchasing synergies.

     Restaurant-level margins for the Company's Carl's Jr. restaurants reached 25.8% for both the 12- and 28-week periods ended August 10, 1998, an increase of 1.3% and 1.5%, respectively, over the prior year periods. The improved results in operating margins reflect the Company's continued commitment to improving the cost structure at its Carl's Jr. restaurants, principally in the areas of increased purchasing

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


savings in food and paper, improving labor productivity and decreasing worker's compensation costs. As a percentage of revenues from Carl's Jr. Company-operated restaurants, food and packaging costs have decreased 1.3% and .9% to 28.7% and 28.9%, respectively, for the 12- and 28-week periods ended August 10, 1998, as compared with the same periods a year ago despite increased pressure from commodity prices and a change in the product mix as a result of the promotion of larger, more expensive sandwiches. As a percentage of revenues from Company-operated restaurants, Carl's Jr. payroll and other employee benefits have increased 1.0% to 26.3%, and 0.3% to 26.0%, respectively, for the 12- and 28-week periods ended August 10, 1998 as compared with the comparable periods in the prior year. The recent federal and California minimum wage increases contributed to the rise in payroll and employee benefit costs. Occupancy and other operating expenses as a percentage of revenues from Carl's Jr. Company-operated restaurants have decreased 1.0% to 19.3%, and 0.9% to 19.3%, respectively, for the 12- and 28-week periods as compared with the same periods of the prior year. These costs are generally fixed in nature and, as such, decrease as a percentage of revenues from Company-operated restaurants as sales increase.

     Taco Bueno's restaurant-level margins for the 12- and 28-week periods ended August 10, 1998 decreased 0.8% to 25.2% and increased 1.5% to 26.3%, respectively, as compared with the prior year periods. Second quarter restaurant-level margins at the Taco Bueno chain were negatively impacted by increased commodity costs for cheese and tomatoes and increased lease expense and labor costs as a result of additional training for the new point-of-sale equipment installed in all of the Taco Bueno restaurants.

     The Company's hourly employees are paid rates related to the federal and state minimum wage laws. Legislation increasing the federal minimum wage in October 1996 and September 1997 has resulted in higher labor costs to the Company and its franchisees. Moreover, the California state minimum wage was increased effective March 1998 to rates above the federal minimum wage. The Company anticipates that any future increases in minimum wage levels may be offset through pricing and other cost control efforts; however, there can be no assurance that the Company or its franchisees will be able to pass such additional costs on to customers in whole or in part.

     Franchised and licensed restaurant costs have increased 28.1% and 37.0% for the 12- and 28-week periods ended August 10, 1998 over the same periods of the prior year. The increase is primarily due to increased food and other products from the Company by Carl's Jr. franchisees, as well as the costs associated with the Hardee's franchise system. As a percentage of revenues from franchised and licensed restaurants, these costs have decreased 7.6% and 17.4%, respectively, in the 12- and 28-week periods as compared with the prior year. While Carl's Jr. earns its income from both royalties paid and food purchases by franchisees, Hardee's earns the majority of its income from royalties paid by its franchisees, who purchase food, supplies and other products from independent vendors and distributors. Accordingly, the cost structure associated with the Hardee's royalty stream of income is substantially lower than that associated with the Carl's Jr. franchise and license operations.

     Advertising expenses increased $12.4 million and $27.4 million, respectively, from the 12- and 28-weeks periods ended August 11, 1997, mainly due to the additional advertising support at Hardee's. Advertising has become increasingly important in the current competitive environment, and, as a result, advertising expenses have increased in terms of dollars spent in fiscal 1999 as compared with fiscal 1998, while remaining relatively consistent as a percentage of revenues from Company-operated restaurants. The Company has seen same-store sales growth in its Carl's Jr. restaurants in each quarter since the Company began its current advertising campaign in May 1995. During the fourth quarter of fiscal 1998, the creators of the successful Carl's Jr. commercials launched a new, humorous advertising campaign for Taco Bueno, which has contributed in driving the same-store sales increases in the first and second quarters of fiscal 1999. In addition, the Company also hired a new advertising firm for its Hardee's chain. New television commercials began airing in April 1998, which focus on Hardee's rich, satisfying food.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     General and administrative expenses increased $9.3 million and $31.3 million to $25.4 million and $62.8 million for the 12- and 28-week periods ended August 10, 1998 over the same periods of the prior year. As a percentage of revenues, these expenses have decreased 1.3% and 0.3% in the 12- and 28-week periods of fiscal 1999 as compared with the same periods of fiscal 1998. The decrease in general and administrative expenses as a percent of total revenues reflects the economies of scale the Company is realizing by absorbing certain costs from the 557 Hardee's franchised restaurants acquired from Advantica into the Company's existing infrastructure.

     Interest expense for the 12- and 28-week periods ended August 10, 1998 increased $7.9 million and $14.3 million, respectively, as compared with the prior year periods, principally as a result of higher levels of borrowings outstanding and the assumption of capital leases as a result of the acquisition of Hardee's in July 1997 and the acquisition of FEI in April 1998.

     Other income, net, is mainly comprised of interest income, lease income, dividend income, gains and losses on sales of restaurants, income and loss on long-term investments, property management expenses and other non-recurring income and expenses. Other income, net, decreased $2.1 million and $2.9 million, respectively, for the 12- and 28-week periods ended August 10, 1998, over the comparable prior year periods. The decrease generally resulted from increased expenses from the Company's property management activities, decreases in lease and interest income and losses recorded from the Company's long-term investment in Rally's Hamburgers, Inc., offset in part by interest earned on the Company's notes receivable from franchisees.

FINANCIAL CONDITION
-------------------

     For the 28 weeks ended August 10, 1998, the Company generated cash flows from operating activities of $113.4 million, compared with $38.8 million for the same period of the prior year. This increase was mainly due to the added operations of the Company's Hardee's restaurants and increased revenues and improved operating margins at the Company's Carl's Jr. and Taco Bueno restaurants. Cash and cash equivalents in the current quarter increased $7.7 million as the Company generated $4.3 million (net of cash surrendered) from the sale of 12 JB's Restaurants to Star Buffet, Inc., $4.5 million from collections on notes receivable, related party receivables and leases receivable, and $6.2 million from the exercise of stock options in addition to the increase in cash flow from operations. The Company used excess cash flow from operations to fund capital additions of approximately $45.2 million, to repay capital lease obligations of $4.0 million, to repay long-term borrowings of $77.6 million, to pay $10.2 million of deferred financing costs associated with the FEI acquisition and to pay dividends to its stockholders of $1.9 million. A portion of the $197.2 million convertible subordinated notes, combined with the majority of the increase in long-term borrowings of $221.2 million, was used to purchase FEI for $380.6 million. Total cash and cash equivalents available to the Company as of August 10, 1998 was $38.1 million.

     On April 1, 1998, the Company amended its existing credit facility (the "Senior Credit Facility") to increase the aggregate principal amounts of the lenders' commitments under the term loan facility (the "Term Loan Facility") to $250.0 million and under the revolving credit facility (the "Revolving Credit Facility") to $250.0 million, which includes a $65.0 million letter of credit subfacility, and to extend the final maturity date from July 2002 to April 2003. The Company incurred borrowings of $213.2 million thereunder to finance a portion of the purchase price of the FEI acquisition (see Note (B) of Notes to the Company's consolidated financial statements as of and for the period ended August 10, 1998). Principal repayments under the Term Loan Facility are due in quarterly installments, commencing in June 1998 and continuing thereafter until the final maturity of the Senior Credit Facility in April 2003, resulting in annual reductions of $20.0 million in the first year of the Term Loan Facility and annual reductions thereafter ranging from $40.0 million to $70.0 million. Additional borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, and any outstanding amounts thereunder will become due in April 2003. The Company will be

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

     Borrowings and other obligations of the Company under the Senior Credit Facility are general unsubordinated obligations of the Company and are secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries guarantee such borrowings and other obligations, and are secured by certain franchise rights, accounts receivable, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The Senior Credit Facility contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses, and (iii) limit the Company and its subsidiaries from making capital expenditures and certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. In addition, the Company is required to comply with specified financial ratios and tests, including minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios. As of August 10, 1998, the Company is in compliance with all of its debt covenants.

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

     The Company's primary source of liquidity is its revenues from Company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new restaurants, the remodeling of existing Taco Bueno and Hardee's restaurants, the repurchase of certain Hardee's restaurants from franchisees, the conversion of certain restaurants to the Carl's Jr./Green Burrito dual-brand concepts and capital expenditures to be incurred in connection with the Company's integration of Hardee's and FEI. The Company opened 12 Company-operated Carl's Jr. restaurants in the first half of fiscal 1999 and plans to open up to 40 new Company-operated Carl's Jr. restaurants and up to seven new Taco Bueno restaurants in fiscal 1999. In addition, the Company and Imasco Holdings continue to discuss certain post-closing purchase price adjustments arising from the Hardee's acquisition. The Company believes that any payments required or to be received as a result of such purchase price adjustments would not materially affect the Company's financial condition.

     In light of the success of the Carl's Jr. and Taco Bueno chains and the turnaround in progress at Hardee's, the Company has established new goals with respect to future development. Plans are to open 75-100 Company-operated Carl's Jr. restaurants in fiscal 2000, 125-150 in fiscal 2001 and 200 restaurants in fiscal 2002. At Taco Bueno, we anticipate opening up to 15, 25 and 35 new Company-operated restaurants in fiscal 2000, 2001 and 2002, respectively. In addition, we have slated to open 25, 50 and 100 new Company-operated Hardee's restaurants over the next three fiscal years.

     The quick-service restaurant business generally receives simultaneous payment for sales. The Company presently reinvests the majority of the cash received in long-term assets, primarily for the remodeling and construction of restaurants, while normal operating expenses for inventories and current liabilities normally carry longer payment terms (usually 15 to 30 days). As such, the Company typically maintains current liabilities in excess of current assets.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     The Company believes that cash generated from its various restaurant concept operations, along with cash and cash equivalents on hand as of August 10, 1998 and amounts available under the Senior Credit Facility, will provide the Company with the funds necessary to meet all of its capital spending and working capital requirements for the foreseeable future. If those sources of capital are insufficient to satisfy the Company's capital spending and working capital requirements, or if the Company determines to make any significant acquisitions of or investments in other businesses, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. In addition, substantially all of the real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for additional debt financing or could be sold and subsequently leased back to the Company; however, there can be no assurance that real estate financing or other financing could be obtained on terms acceptable to the Company. Sales, if any, of additional equity or debt securities could result in additional dilution to the Company's stockholders.

YEAR 2000
---------

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of data-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the 1900 rather than the year 2000, which could result in miscalculations or system failures.

     The Company has investigated the impact of the Year 2000 problem on its business, including the Company's operational, information and financial systems. Based on this investigation, the Company does not expect the Year 2000 problem, including the cost of making the Company's computerized information systems Year 2000 compliant, to have a material adverse impact on the Company's financial position or results of operations in future periods. However, the inability of the Company to resolve all potential Year 2000 problems in a timely manner could have a material adverse impact on the Company.

     The Company has also initiated communications with significant suppliers and vendors on which the Company relies in an effort to determine the extent to which the Company's business is vulnerable to the failure by these third parties' to remediate their Year 2000 problems. While the Company has not been informed of any material risks associated with the Year 2000 problem on these entities, there can be no assurance that the computerized information systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company.

     The Company has completed a review of its information systems and is involved in a comprehensive program to upgrade computer systems and applications in connection with its effort to fully integrate its recent restaurant acquisitions. In conjunction with this computer upgrade process, the Company believes it will have addressed any potential Year 2000 issues. Total expenditures related to the upgrade of the information systems are expected to range from $18.0 million to $20.0 million. As of August 10, 1998, the Company has incurred approximately $11.0 million of expenditures consisting of internal staff costs as well as outside consulting and other expenditures related to this upgrade process. These costs are being funded through operating cash flows.

     To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' computer information systems.

                          PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     The Annual Meeting of Stockholders of CKE Restaurants, Inc. was held on June 16, 1998, for the purpose of electing certain members of the board of directors. The Company's board of directors is divided into three classes. Each class serves for a period of three years, with the terms of office of the respective classes expiring in successive years.

     Management's nominees for directors, whose term expired as of the date of the Annual Meeting, were elected by the following vote:

                            Shares Voted      Authority to Vote
                                "For"              "Withheld"
                            ------------      -----------------
Carl L. Karcher              42,605,328            132,621
Frank P. Willey              42,614,570            123,379
Byron Allumbaugh             42,608,326            129,623

     The following individuals continue to serve on the board of directors:
William P. Foley; Carl N. Karcher; W. Howard Lester; Peter Churm and Daniel D. Lane.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         11      Calculation of Earnings Per Share.
         27-1    Financial Data Schedule (included only with electronic filing).
         27-2    Financial Data Schedule restated for the quarterly period
                 ending August 11, 1997 (included only with electronic filing).
         27-3    Financial Data Schedule restated for the quarterly period
                 ending August 12, 1996 (included only with electronic filing).

     (b) Current Reports on Form 8-K:

          A Current Report on Form 8-K dated April 1, 1998 (as amended) was filed during the second quarter of the fiscal year to report matters relating to the Company's acquisition of Flagstar Enterprises, Inc.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CKE RESTAURANTS, INC.
                                             ---------------------
                                                 (Registrant)



September 22, 1998                            /s/  Carl A. Strunk
------------------                            ----------------------------------
       Date                                   Executive Vice President,
                                              Chief Financial Officer

                                  EXHIBIT INDEX



      Exhibit #      Description
      ---------      -----------
         11          Calculation of Earnings Per Share.
         27-1        Financial Data Schedule (included only with electronic filing).
         27-2        Financial Data Schedule restated for the quarterly period
                     ending August 11, 1997 (included only with electronic filing).
         27-3        Financial Data Schedule restated for the quarterly period
                     ending August 12, 1996 (included only with electronic filing).