Form 10-Q
period 1998-11-02
CKE RESTAURANTS INC
filed 1998-12-17
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended          November 2, 1998
                                        --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                        to
                                        ------------------     ---------------

                         Commission file number 1-13192
                                                -------


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


        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          47,131,017 shares of Common Stock, par value $.01 per share, as of December 9, 1998

                              CKE RESTAURANTS, INC.

                                      INDEX

                                                                                 Page
                                                                                 ----
Part I.  Financial Information

   Item 1.  Consolidated Financial Statements:

      Consolidated Balance Sheets as of November 2, 1998 and January 26, 1998...  3

      Consolidated Statements of Income for the twelve and forty weeks ended November 2, 1998 and November 3, 1997 ..........................  4

      Consolidated Statements of Cash Flows for the forty weeks ended
          November 2, 1998 and November 3, 1997 ................................  5-6

      Notes to Consolidated Financial Statements ...............................  7-10

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..............................  11-17


Part II.  Other Information

   Item 2. Changes in Securities and Use of Proceeds............................  18

   Item 6. Exhibits and Reports on Form 8-K ....................................  18-20

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              CKE RESTAURANTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

                                                                      November 2,       January 26,
                                                                         1998              1998
                                                                      ------------      -----------
   Current assets:
      Cash and cash equivalents                                       $   33,869        $   30,382
      Accounts receivable                                                 33,215            27,317
      Related party receivables                                            1,160             1,171
      Inventories                                                         23,013            17,024
      Prepaid expenses                                                    12,916            13,045
      Other current assets                                                   941             3,217
                                                                      ----------        ----------
             Total current assets                                        105,114            92,156

   Property and equipment, net                                           936,498           627,026
   Property under capital leases, net                                     84,584            47,528
   Long-term investments                                                  35,153            48,089
   Notes receivable                                                        6,412            11,162
   Related party receivables                                               8,251             7,626
   Costs in excess of assets acquired, net                               231,051            95,744
   Other assets                                                           37,792            28,037
                                                                      ----------        ----------
                                                                      $1,444,855        $  957,368
                                                                      ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Current portion of long-term debt                               $   30,587        $   15,812
      Current portion of capital lease obligations                         7,966             5,499
      Accounts payable                                                    71,922            60,303
      Deferred income taxes, net                                           5,990             5,675
      Other current liabilities                                          109,664            89,195
                                                                      ----------        ----------
             Total current liabilities                                   226,129           176,484
                                                                      ----------        ----------

   Long-term debt                                                        298,551           138,793
   Convertible subordinated notes                                        167,225                --
   Capital lease obligations                                              92,612            56,801
   Other long-term liabilities                                            93,875            86,778

   Stockholders' equity:
      Preferred stock, $.01 par value; authorized
          5,000,000 shares; none issued or outstanding                        --                --
      Common stock, $.01 par value; authorized
          100,000,000 shares; issued and outstanding
          47,131,017 and 46,523,179 shares                                   471               465
      Additional paid-in capital                                         373,585           366,110
      Retained earnings                                                  192,407           131,937
                                                                      ----------        ----------
             Total stockholders' equity                                  566,463           498,512
                                                                      ----------        ----------
                                                                      $1,444,855        $  957,368
                                                                      ==========        ==========

           See Accompanying Notes to Consolidated Financial Statements

                              CKE RESTAURANTS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                      Twelve Weeks Ended              Forty Weeks Ended
                                                                 -----------------------------     -----------------------------
                                                                  November 2,      November 3,     November 2,       November 3,
                                                                     1998             1997             1998             1997
                                                                 -----------      -----------      -----------      -----------
   Revenues:
      Company-operated restaurants:
          Carl's Jr                                              $   124,197      $   113,826      $   411,736      $   371,606
          Hardee's                                                   267,515          150,027          811,988          203,925
          Taco Bueno                                                  18,679           17,211           62,453           57,289
          Other                                                        8,048           25,812           49,779          101,836
                                                                 -----------      -----------      -----------      -----------
                                                                     418,439          306,876        1,335,956          734,656
                                                                 -----------      -----------      -----------      -----------

      Franchised and licensed restaurants and other:
          Carl's Jr                                                   22,446           18,687           72,904           61,089
          Hardee's                                                    16,590           21,628           50,830           28,240
          Other                                                          130              264              967              928
                                                                 -----------      -----------      -----------      -----------
                                                                      39,166           40,579          124,701           90,257
                                                                 -----------      -----------      -----------      -----------
          Total revenues                                             457,605          347,455        1,460,657          824,913
                                                                 -----------      -----------      -----------      -----------
   Operating costs and expenses:
      Restaurant operations:
          Food and packaging                                         123,574           95,530          401,972          225,591
          Payroll and other employee benefits                        127,325           96,838          410,118          220,576
          Occupancy and other operating expenses                      85,263           60,863          259,549          148,635
                                                                 -----------      -----------      -----------      -----------
                                                                     336,162          253,231        1,071,639          594,802
      Franchised and licensed restaurants and other                   25,169           27,459           82,996           69,668
      Advertising expenses                                            26,185           17,431           78,406           42,293
      General and administrative expenses                             29,195           24,240           91,950           55,759
                                                                 -----------      -----------      -----------      -----------
          Total operating costs and expenses                         416,711          322,361        1,324,991          762,522
                                                                 -----------      -----------      -----------      -----------

   Operating income                                                   40,894           25,094          135,666           62,391

   Interest expense                                                  (10,922)          (4,444)         (32,764)         (12,027)
   Other income (expense), net                                        (2,899)           1,192             (296)           6,733
                                                                 -----------      -----------      -----------      -----------
   Income before income taxes and extraordinary item                  27,073           21,842          102,606           57,097
   Income tax expense                                                 10,927            8,740           41,124           22,864
                                                                 -----------      -----------      -----------      -----------
   Income before extraordinary item                                   16,146           13,102           61,482           34,233
   Extraordinary item - gain on early retirement of debt,
     net of applicable income tax expense of $1,750                    2,738               --            2,738               --
                                                                 -----------      -----------      -----------      -----------
Net income                                                       $    18,884      $    13,102      $    64,220      $    34,233
                                                                 ===========      ===========      ===========      ===========
Basic income per common share before
   extraordinary item                                            $      0.34      $      0.28      $      1.31      $      0.83
      Extraordinary item - gain on early retirement of debt,
        net of applicable income taxes - Basic                          0.06               --             0.06               --
                                                                 -----------      -----------      -----------      -----------
      Basic net income per share                                 $      0.40      $      0.28      $      1.37      $      0.83
                                                                 ===========      ===========      ===========      ===========
      Basic weighted average shares outstanding                       47,105           46,112           46,833           41,066
                                                                 ===========      ===========      ===========      ===========
      Diluted income per common share
        before extraordinary item                                $      0.34      $      0.27      $      1.26      $      0.81

Extraordinary item - gain on early retirement of debt,
      net of applicable income taxes - Diluted                          0.05               --             0.05               --
                                                                 -----------      -----------      -----------      -----------
      Diluted net income per share                               $      0.39      $      0.27      $      1.31      $      0.81
                                                                 ===========      ===========      ===========      ===========
      Diluted weighted average shares outstanding                     51,978           47,673           51,613           42,317
                                                                 ===========      ===========      ===========      ===========

           See Accompanying Notes to Consolidated Financial Statements

                              CKE RESTAURANTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          Forty Weeks Ended
                                                                      --------------------------
                                                                      November 2,    November 3,
                                                                         1998           1997
                                                                      -----------    -----------
Net cash flow from operating activities:
   Net income                                                         $  64,220      $  34,233
   Adjustments to reconcile net income to net
     cash provided by operating activities,
     excluding the effect of acquisitions and dispositions:
     Extraordinary gain on early retirement of debt                      (4,488)            --
     Depreciation and amortization                                       57,771         34,583
     Loss on sale of property and equipment and capital leases            1,179          2,172
     Net noncash investment and dividend income                            (872)        (2,734)
     Deferred income taxes                                                   --          6,266
     Loss on noncurrent asset and liability transactions                  5,148            716
     Net change in receivables, inventories, prepaid
       expenses and other current assets                                 (3,633)        (4,110)
     Net change in accounts payable and other current liabilities           409        (18,773)
                                                                      ---------      ---------
       Net cash provided by operating activities                        119,734         52,353
                                                                      ---------      ---------

Cash flow from investing activities:
   Purchases of:
     Marketable securities                                                   --           (393)
     Property and equipment                                             (85,986)       (70,499)
     Long-term investments                                                   --        (14,054)
   Proceeds from sales of:
     Marketable securities and long-term investments                     12,500            393
     Property and equipment                                               9,325          2,918
   Increase in notes receivable, related party receivables
     and leases receivable                                               (2,314)          (464)
   Collections on notes receivable, related party receivables
     and leases receivable                                                5,566          5,812
   Net change in other assets                                               548           (388)
   Acquisitions, net of cash acquired                                  (405,529)      (321,132)
   Dispositions, net of cash surrendered                                    940         16,286
                                                                      ---------      ---------
       Net cash used in investing activities                           (464,950)      (381,521)
                                                                      ---------      ---------

Cash flow from financing activities:
   Net proceeds from common stock offering                                   --        222,343
   Net change in bank overdraft                                          14,268          1,803
   Short-term borrowings                                                     --         20,000
   Repayments of short-term borrowings                                     (435)        (8,750)
   Long-term borrowings                                                 287,870        114,389
   Proceeds from convertible subordinated notes                         197,225             --
   Repayments of long-term debt                                        (113,731)       (20,418)
   Repurchase of convertible subordinated notes                         (24,723)            --
   Repayments of capital lease obligations                               (6,332)        (3,728)
   Deferred financing costs                                             (10,384)        (4,118)
   Net change in other long-term liabilities                              2,257           (933)
   Payment of dividends                                                  (3,780)        (3,012)
   Exercise of stock options                                              6,468          3,225
                                                                      ---------      ---------
       Net cash provided by financing activities                        348,703        320,801
                                                                      ---------      ---------

         Net increase (decrease) in cash and cash equivalents             3,487         (8,367)
         Cash and cash equivalents at beginning of period                30,382         46,330
                                                                      ---------      ---------
         Cash and cash equivalents at end of period                   $  33,869      $  37,963
                                                                      =========      =========


          See Accompanying Notes to Consolidated Financial Statements.

                              CKE RESTAURANTS, INC.

                             (Dollars in thousands)
                                   (Unaudited)

                                                           Forty Weeks Ended
                                                       --------------------------
                                                       November 2,    November 3,
                                                          1998          1997
                                                       -----------   -----------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
    Interest (net of amounts capitalized)               $  28,749     $   9,559
    Income taxes                                           28,754        15,433

   Noncash investing and financing activities:

    Hardee's Acquisition:
      Tangible assets acquired at fair value            $      --     $ 461,978
      Costs in excess of net assets acquired                   --        24,848
      Liabilities assumed at fair value                        --      (159,826)
                                                        ---------     ---------
        Total purchase price                            $      --     $ 327,000
                                                        =========     =========

    FEI Acquisition:
      Tangible assets acquired at fair value            $ 361,547     $      --
      Costs in excess of net assets acquired              106,451            --
      Liabilities assumed at fair value                   (87,361)           --
                                                        ---------     ---------
        Total purchase price                            $ 380,637     $      --
                                                        =========     =========

    Disposition of Assets:
      Tangible assets disposed at book value            $      --     $  18,832
      Liabilities relieved at book value                       --        (8,410)
                                                        ---------     ---------
        Total cash proceeds                             $      --     $  10,422
                                                        =========     =========

    Disposition of Assets:
      Tangible assets disposed at book value            $  31,723     $      --
      Liabilities relieved at book value                  (20,678)           --
                                                        ---------     ---------
        Transfer to unconsolidated equity investment    $  11,045     $      --
                                                        =========     =========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 2, 1998 AND NOVEMBER 3, 1997


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

        On July 15, 1997, the Company acquired Hardee's Food Systems, Inc. ("Hardee's"), the operator and franchisor of the Hardee's(R) quick-service hamburger restaurant concept. In connection with the acquisition, which was accounted for as a purchase, the Company acquired all of the issued and outstanding shares of Hardee's for cash consideration of $327.0 million. The purchase price remains subject to adjustment to an amount to be agreed upon by the Company and Imasco Holdings, Inc. ("Imasco"), which represents the net asset value of Hardee's as of July 15, 1997. The Company issued 9,171,250 shares of the Company's common stock to the public for net proceeds of $222.3 million in conjunction with borrowings of $133.9 million under the Company's credit facility to finance the acquisition.

        Selected unaudited pro forma combined results of operations for the 40-week periods ended November 2, 1998 and November 3, 1997, assuming the acquisitions occurred on January 28, 1997, using actual restaurant-level margins and general and administrative expenses prior to the acquisitions, are presented as follows:

                                                        Forty Weeks Ended
                                                ------------------------------------
                                                November 2, 1998    November 3, 1997
                                                ----------------    ----------------
         Total revenues                            $1,581,854          $1,683,615
         Income before extraordinary item          $   59,861          $   26,664
         Net income                                $   62,599          $   26,664
         Basic net income per share                $     1.34          $     0.58
         Diluted net income per share              $     1.28          $     0.56

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      NOVEMBER 2, 1998 AND NOVEMBER 3, 1997


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

        Borrowings and other obligations of the Company under the Senior Credit Facility are general unsubordinated obligations of the Company and are secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries guarantee such borrowings and other obligations, and are secured by certain franchise rights, accounts receivable, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The Senior Credit Facility contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses, and (iii) limit the Company and its subsidiaries from making capital expenditures and certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. In addition, the Company is required to comply with specified financial ratios and tests, including minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios. As of November 2, 1998, the Company is in compliance with all of its debt covenants.

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

        During the third quarter of fiscal 1999, the Company's Board of Directors approved the buyback of up to $50.0 million aggregate principal amount of Notes. To date, the Company has repurchased $35.0 million of Notes on the open market for $28.8 million in cash, including accrued interest thereon, of which $30.0 million was repurchased during the third quarter. In connection with the $30.0 million repurchase, the Company recognized an extraordinary gain in the third quarter on the early retirement of debt of $4.5 million, net of applicable taxes of $1.8 million.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                     NOVEMBER 2, 1998 AND NOVEMBER 3, 1997


NOTE (E) DISPOSITION OF JB'S FAMILY RESTAURANTS, INC.

        On September 1, 1998, the Company completed two transactions which resulted in the disposition of the entire JB's Restaurant system and Galaxy Diner restaurants. First, the Company sold 14 Company-operated JB's Restaurants and two Galaxy Diner restaurants to Timber Lodge Steakhouse, Inc. for 687,890 shares of Timber Lodge common stock, which was converted into Santa Barbara Restaurant Group, Inc. ("SBRG"), formerly GB Foods Corporation, common stock in connection with the merger of Timber Lodge and SBRG. Second, the Company sold its wholly owned subsidiary, JB's Family Restaurants, Inc., which consisted of the remaining 48 Company-operated JB's Restaurants and the JB's franchise system together with four Galaxy Diner restaurants, to SBRG for one million shares of SBRG common stock. Together, these transactions give the Company approximately 13% ownership in SBRG.

NOTE (F) SALE OF INVESTMENT IN STAR BUFFET, INC.

        On November 2, 1998, the Company completed its sale of two million shares of Star Buffet, Inc. ("Star Buffet") common stock to Star Buffet, for a cash sales price of $12.5 million. The proceeds consisted of $5.0 million in cash and a $7.5 million promissory note, which was paid in full on November 2, 1998. In connection with the sale, the Company recognized a non-recurring gain of $10.3 million, which is included in other income (expense), net.

        Additionally, effective November 2, 1998, William P. Foley II, the Company's chairman and chief executive officer, resigned as Star Buffet's chairman and from its board of directors, and Tom Thompson, the Company's president and chief operating officer, also resigned from Star Buffet's board of directors.

NOTE (G) INVESTMENT IN BOSTON WEST, L.L.C.

        During the third quarter of fiscal 1999, the Company signed an agreement with Boston West, L.L.C. ("Boston West"), to provide administrative and management services to the Boston Market franchises in Southern California operated by Boston West. The Company, through its subsidiary Boston Pacific, Inc., holds an 11% common equity interest in Boston West.

        The Company also signed a transition services agreement with Boston Chicken, Inc. ("BCI"), operator and franchisor of the Boston Market chain, for BCI to provide certain accounting and administrative services on an interim basis, through the end of the calendar year with an option to extend to January 31, 1999.

        BCI and its Boston Market subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code on October 5, 1998. In a separate action, on November 9, 1998, Boston West filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in order to restructure its overall operations.

        The Company recorded a $15.0 million one-time charge to its Boston West investment during the third quarter of fiscal 1999 to reflect the estimated remaining value of the Boston West business. The write-down is reflected in other income (expense), net.

NOTE (H) NEW ACCOUNTING PRONOUNCEMENTS

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                     NOVEMBER 2, 1998 AND NOVEMBER 3, 1997


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

        In December 1997, the American Institute of Certified Public Accountants approved for issuance the Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company currently amortizes pre-opening costs over one year from the time they are incurred. The impact of the adoption of SOP 98-5 on the Company's consolidated financial position or results of operations will not be material.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Consolidated net income for the 12-week period ended November 2, 1998 increased 44.1% to $18.9 million, or $0.39 per share on a diluted basis as compared with net income of $13.1 million, or $0.27 per share on a diluted basis for the prior year quarter. Net income for the 40-week period ended November 2, 1998 increased 87.6% to $64.2 million, or $1.31 per share on a diluted basis as compared with net income of $34.2 million, or $0.81 per share on a diluted basis for the prior year period. Net income, excluding the $4.5 million extraordinary gain on the early retirement of debt and one-time charges of $15.0 million relating to the writedown of the Company's investment in Boston West and the gain of $10.3 million from the Company's sale of its investment in Star Buffet, increased 44.7% and 87.8% for the 12 and 40-week periods ended November 2, 1998, respectively, to $19.0 million, or $0.39 per share on a diluted basis, and $64.3 million, or a $1.31 per share on a diluted basis, respectively. These improved results were primarily due to the additional operations of Hardee's Food Systems, Inc. ("Hardee's"), which was acquired on July 15, 1997, and Flagstar Enterprises, Inc. ("FEI"), a former franchisee of Hardee's with 557 Hardee's restaurants, which was acquired on April 1, 1998. Also contributing to the increase in net income was improved operating performance of the Company's Carl's Jr. and Taco Bueno chains due to continued same-store sales growth and improvements in operating efficiencies. Operating results for the 40 weeks ended November 2, 1998 include 40 weeks of operations for Hardee's and 31 weeks of operations for the Hardee's restaurants operated by FEI. The corresponding period of the prior fiscal year includes 16 weeks of operations for Hardee's and does not include the results of operations of any of the Hardee's restaurants operated by FEI, but includes the royalty income from the 557 Hardee's restaurants operated by FEI.

        The Company is continuing with the conversion of certain of its existing Carl's Jr. restaurants into Carl's Jr./Green Burrito dual-brand restaurants, pursuant to an amended agreement with Santa Barbara Restaurant Group, Inc. ("SBRG"), formerly GB Foods Corporation. During the third quarter, the Company opened an additional eight dual-brand Company-operated restaurants and its franchisees opened five dual-brand restaurants for a total of 133 Company-operated and 24 franchised restaurants operating as of November 2, 1998.

        During the first quarter of fiscal 1999, the Company made a significant step toward balancing the number of Hardee's franchise and Company-operated stores with the acquisition of FEI for the purchase price of $380.6 million plus the assumption of $45.6 million in capital lease obligations. (See Note (B) of Notes to the Company's consolidated financial statements as of and for the period ended November 2, 1998). As of November 2, 1998, the Company operates approximately 51% of the Hardee's system. The acquisition was financed in part by $192.3 million in net proceeds the Company raised from a private placement of convertible subordinated notes, which was completed on March 13, 1998, and in part by the Company's increased credit facility.

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

        Revenues from Company-operated restaurants increased $111.6 million, or
36.4 %, to $418.4 million and $601.3 million, or 81.8%, to $1.336 billion for the 12- and 40-week periods ended November 2, 1998, respectively. Carl's Jr., Hardee's and Taco Bueno Company-operated revenues contributed $10.4 million, $117.5 million and $1.5 million, respectively, to the increase in revenues in the 12-week period and $40.1 million, $608.1 million and $5.2 million, respectively, to the increase in revenues in the 40-week period. Offsetting these increases was the decrease in revenues from the Company's HomeTown Buffet and Casa Bonita Restaurants which were sold to Star Buffet in connection with its initial public offering in September 1997, and the Company's JB's Restaurants and Galaxy Diner restaurants which were sold to SBRG on September 1, 1998. On a same-store sales basis (calculated using only restaurants that were in operations for the full periods being compared), revenues from Company-operated Carl's Jr. restaurants increased 2.6% in the 12-week period ended November 2, 1998, on top of a 2.1% same-store sales increase in the third quarter of fiscal 1998, marking the 14th consecutive quarter of same-store sales increases. Same-store sales for Taco Bueno increased 7.1% in the third quarter of fiscal 1999 as compared with a 4.5% increase in the third quarter last year, also the 14th consecutive quarter of same-store sales increases. Company-operated Hardee's same-store sales decreased 7.2% for the third quarter, a 3.6% improvement from the 10.8% decline experienced in the first quarter of fiscal 1999.

        The increase in revenues for the Company's Carl's Jr. restaurants are primarily attributable to the continued focus on promoting great-tasting new and existing food products through increased advertising, the conversion of existing Carl's Jr. locations to Carl's Jr./Green Burrito dual-brand restaurants, the image enhancement of its restaurants, which was completed in December 1997 and the increase in the number of Company-operated Carl's Jr. restaurants operating in fiscal 1999 as compared with fiscal 1998. The increase in revenues for the Taco Bueno chain is due in part to a new advertising campaign, which, similar to Carl's Jr., focuses on great-tasting food products. Additionally, the Company has been focusing on more prime real estate than previously targeted for its new restaurants. The four Taco Bueno restaurants that have opened since October 1997 have generated average unit volumes substantially higher than the rest of the Taco Bueno system. Much of the decrease in same-store sales at Hardee's can be attributed to menu deletions made since the acquisition as well as the discontinuation of promotional discounting and monthly new product introductions. Average unit volumes at the Company's Carl's Jr. and Taco Bueno restaurants concepts continued to increase and reached $1,190,700 and $726,800 on a rolling 13-period basis, respectively, at the end of the third quarter. Average unit volumes for the Company's Hardee's restaurants ended the quarter at $808,100.

        Revenues from franchised and licensed restaurants and other for the 12-week period ended November 2, 1998 decreased 3.5% to $39.2 million over the comparable prior year period while for the 40-week period ended November 2, 1998, these revenues increased 38.2% to $124.7 million over the same prior year period. The revenue decrease in the current quarter reflects the conversion of certain Hardee's franchised restaurants into Company-owned restaurants, including the purchase of FEI on April 1, 1998. (See Note (B) of Notes to the Company's consolidated financial statements as of and for the period ended November 2, 1998). The revenue increases for the year-to-date period were mainly due to royalties from the Hardee's franchise system, increased royalties from, and food purchases by, Carl's Jr. franchisees as a result of higher sales volume at Carl's Jr. franchised restaurants and the increase in the number of Carl's Jr. franchised restaurants operating in fiscal 1999 as compared with fiscal 1998.

        The Company's consolidated restaurant-level margins of its Company-operated restaurants increased 2.2% in the 12-week period ended November 2, 1998 to 19.7% as compared with the same period of the prior year, primarily reflecting the improvement in operating margins at each of the Company's three core chains. Although Hardee's restaurant-level margins are substantially lower than the rest of the Company's quick-service concepts, the Company successfully increased these margins in the third quarter of fiscal 1999 to 17.2% of Company-operated revenues as compared with 13.7% in the third quarter of the prior year for the Company-operated Hardee's restaurants acquired from Imasco. The Company has accomplished this increase in Hardee's margins

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

        Restaurant-level margins for the Company's Carl's Jr. restaurants reached 25.2% and 25.6% for the 12- and 40-week periods ended November 2, 1998, respectively, an increase of 1.4% over both prior year periods. The improved results in operating margins reflect the Company's continued commitment to improving the cost structure at its Carl's Jr. restaurants, principally in the areas of increased purchasing savings in food and paper, improving labor productivity and decreasing worker's compensation costs. As a percentage of revenues from Carl's Jr. Company-operated restaurants, food and packaging costs have decreased 1.0% and 0.9% to 28.8% and 28.9%, respectively, for the 12- and 40-week periods ended November 2, 1998, as compared with the same periods a year ago despite increased pressure from commodity prices and a change in the product mix as a result of the promotion of larger, more expensive sandwiches. As a percentage of revenues from Company-operated restaurants, Carl's Jr. payroll and other employee benefits have increased 0.1% to 25.7%, and 0.2% to 25.9%, respectively, for the 12- and 40-week periods ended November 2, 1998 as compared with the comparable periods in the prior year. The recent federal and California minimum wage increases contributed to the rise in payroll and employee benefit costs. Occupancy and other operating expenses as a percentage of revenues from Carl's Jr. Company-operated restaurants have decreased 0.5% to 20.3%, and 0.7% to 19.6%, respectively, for the 12- and 40-week periods as compared with the same periods of the prior year. These costs are generally fixed in nature and, as such, decrease as a percentage of revenues from Company-operated restaurants as sales increase.

        Taco Bueno's restaurant-level margins for the 12- and 40-week periods ended November 2, 1998 increased 1.5% to 25.9% and increased 1.5% to 26.2%, respectively, as compared with the prior year periods. Second and third quarter restaurant-level margins at the Taco Bueno chain were negatively impacted by increased commodity costs for cheese and tomatoes and increased lease expense for the new point-of-sale equipment installed in all of the Taco Bueno restaurants.

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

        Franchised and licensed restaurant and other costs have decreased 8.3% for the 12-week period ended November 2, 1998 and increased 19.1% for the 40-week period ended November 2, 1998 over the same periods of the prior year. The decrease in the current quarter mirrors the decrease in franchise revenue due to the conversion of certain Hardee's franchised restaurants to Company-operated restaurants and the absorption of certain costs associated with that franchise revenue stream. The increase in costs on a year-to-date basis is primarily due to increased food and other products purchased from the Company by Carl's Jr. franchisees, as well as the costs associated with the Hardee's franchise system. As a percentage of revenues from franchised and licensed restaurants, these costs have decreased 3.4% and 10.6%, respectively, in the 12- and 40-week periods as compared with the prior year. While Carl's Jr. earns its income from both royalties paid and food purchases by franchisees, Hardee's earns the majority of its income from royalties paid by its franchisees, who purchase food, supplies and other products from independent vendors and distributors. Accordingly, the cost structure associated with the Hardee's royalty stream of income is substantially lower than that associated with the Carl's Jr. franchise and license operations.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


        Advertising expenses increased $8.8 million and $36.1 million, respectively, from the 12- and 40-week periods ended November 3, 1997, mainly due to the additional advertising support at Hardee's. Advertising has become increasingly important in the current competitive environment, and, as a result, advertising expenses have increased in terms of dollars spent in fiscal 1999 as compared with fiscal 1998, while remaining relatively consistent as a percentage of revenues from Company-operated restaurants. The Company has seen same-store sales growth in its Carl's Jr. restaurants in each quarter since the Company began its current advertising campaign in May 1995. During the fourth quarter of fiscal 1998, the creators of the successful Carl's Jr. commercials launched a new, humorous advertising campaign for Taco Bueno, which has contributed in driving the same-store sales increases in fiscal 1999. In addition, new commercials for the Company's Hardee's restaurants began airing in April 1998.

        General and administrative expenses increased $5.0 million and $36.2 million to $29.2 million and $92.0 million for the 12- and 40-week periods ended November 2, 1998 over the same periods of the prior year. As a percentage of revenues, these expenses have decreased 0.6% and 0.5% in the 12- and 40-week periods of fiscal 1999 as compared with the same periods of fiscal 1998. The decrease in general and administrative expenses as a percent of total revenues reflects the economies of scale the Company is realizing by absorbing certain costs associated with FEI into the Company's existing infrastructure.

        Interest expense for the 12- and 40-week periods ended November 2, 1998 increased $6.5 million and $20.7 million, respectively, as compared with the prior year periods, principally as a result of higher levels of borrowings outstanding and the assumption of capital leases as a result of the acquisitions of Hardee's in July 1997 and FEI in April 1998.

        Other income (expense), net, is mainly comprised of interest income, lease income, dividend income, gains and losses on sales of restaurants, income and loss on long-term investments, property management expenses and other non-recurring income and expenses. Other income (expense), net, decreased $4.1 million and $7.0 million, respectively, for the 12- and 40-week periods ended November 2, 1998, over the comparable prior year periods. This decrease was primarily due to the one-time charge of $15.0 million to reflect the Company's investment in Boston West at its estimated remaining value, offset in part by a non-recurring gain of $10.3 million resulting from the disposition of the Company's investment in Star Buffet during the third quarter. (See Notes (F) and (G) of Notes to the Company's consolidated financial statements as of and for the period ended November 2, 1998). Decreases in lease and interest income and losses recorded from the Company's long-term investment in Rally's Hamburgers, Inc., offset in part by interest earned on the Company's notes receivable from franchisees, also contributed to the overall decrease.

        During the third quarter of fiscal 1999, the Company's Board of Directors approved the buyback of up to $50.0 million aggregate principal amount of Notes. To date, the Company has repurchased $35.0 million of convertible subordinated notes (the "Notes") on the open market for $28.8 million in cash, including accrued interest thereon, of which $30.0 million was repurchased during the third quarter. In connection with the $30.0 million repurchase, the Company recognized an extraordinary gain in the third quarter on the early retirement of debt of $4.5 million, net of applicable taxes of $1.8 million.


FINANCIAL CONDITION

        For the 40 weeks ended November 2, 1998, the Company generated cash flows from operating activities of $119.7 million, compared with $52.4 million for the same period of the prior year. This increase was mainly due to the added operations of the Company's Hardee's restaurants and increased revenues and improved operating margins at the Company's Carl's Jr. and Taco Bueno restaurants. Cash and cash equivalents for the period increased $3.5 million as the Company received cash proceeds of $12.5 million from the sale of the Company's investment in Star Buffet, $5.6 million from collections on notes receivable, related party receivables and leases receivable, and $6.5 million from the exercise of stock options in addition to the increase

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


in cash flow from operations. The Company used excess cash flow from operations to fund capital additions of approximately $86.0 million, to repay capital lease obligations of $6.3 million, to repay long-term borrowings of $113.7 million, to repurchase $24.7 million of convertible subordinated notes, to pay $10.4 million of deferred financing costs associated with the FEI acquisition and to pay dividends to its stockholders of $3.8 million. A portion of the $197.2 million convertible subordinated notes, combined with the majority of the increase in long-term borrowings of $287.9 million, was used to purchase FEI for $380.6 million. Total cash and cash equivalents available to the Company as of November 2, 1998 was $33.9 million.

        On April 1, 1998, the Company amended its existing credit facility (the "Senior Credit Facility") to increase the aggregate principal amounts of the lenders' commitments under the term loan facility (the "Term Loan Facility") to $250.0 million and under the revolving credit facility (the "Revolving Credit Facility") to $250.0 million, which includes a $65.0 million letter of credit subfacility, and to extend the final maturity date from July 2002 to April 2003. The Company incurred borrowings of $213.2 million thereunder to finance a portion of the purchase price of the FEI acquisition (see Note (B) of Notes to the Company's consolidated financial statements as of and for the period ended November 2, 1998). Principal repayments under the Term Loan Facility are due in quarterly installments, commencing in July 1998 and continuing thereafter until the final maturity of the Senior Credit Facility in April 2003, resulting in annual reductions of $20.0 million in the first year of the Term Loan Facility and annual reductions thereafter ranging from $40.0 million to $70.0 million. Additional borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, and any outstanding amounts thereunder will become due in April 2003. The Company will be required to repay borrowings under the Senior Credit Facility with the proceeds from (i) certain asset sales (unless the net proceeds of such sales are reinvested in the Company's business), (ii) the issuance of certain equity securities or (iii) the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

        Borrowings and other obligations of the Company under the Senior Credit Facility are general unsubordinated obligations of the Company and are secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries guarantee such borrowings and other obligations, and are secured by certain franchise rights, accounts receivable, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The Senior Credit Facility contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses, and (iii) limit the Company and its subsidiaries from making capital expenditures and certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. In addition, the Company is required to comply with specified financial ratios and tests, including minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios. As of November 2, 1998, the Company is in compliance with all of its debt covenants.

        On March 13, 1998, the Company completed a private placement of $197.2 million aggregate principal amount of Notes, in which the Company received net proceeds of approximately $192.3 million, of which $24.1 million was used to prepay indebtedness under the Term Loan Facility. The Notes, which represent unsecured general obligations of the Company subordinate in right of payment to certain other obligations, including obligations under the Senior Credit Facility, are due in 2004, are convertible into the Company's common stock at an initial conversion price of $48.204 and carry a 4.25% coupon rate. The remaining net proceeds from the Notes, together with borrowings under the Senior Credit Facility, were used to fund the acquisition of FEI on April 1, 1998. To date, the Company repurchased $35.0 million aggregate principal amount of Notes on the open market for $28.8 million in cash, including accrued interest thereon. The repurchase of Notes was funded by a combination of cash flows from operations and borrowings under the Company's Senior Credit Facility.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


        The Company's primary source of liquidity is its revenues from Company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new restaurants, the remodeling of existing Taco Bueno and Hardee's restaurants, the repurchase of certain Hardee's restaurants from franchisees, the conversion of certain restaurants to the Carl's Jr./Green Burrito dual-brand concepts and capital expenditures to be incurred in connection with the Company's integration of Hardee's and FEI. The Company opened 24 Company-operated Carl's Jr. restaurants through the third quarter of fiscal 1999 and plans to open up to 13 new Company-operated Carl's Jr. restaurants in the fourth quarter. In addition, the Company and Imasco Holdings continue to discuss certain post-closing purchase price adjustments arising from the Hardee's acquisition. The Company believes that any payments required or to be received as a result of such purchase price adjustments would not materially affect the Company's financial condition.

        In light of the success of the Carl's Jr. and Taco Bueno chains and the turnaround in progress at Hardee's, the Company has established new goals with respect to future development. Plans are to open 75-100 Company-operated Carl's Jr. restaurants in fiscal 2000, 125-150 in fiscal 2001 and 200 restaurants in fiscal 2002. Taco Bueno anticipates opening up to 15, 25 and 35 new Company-operated restaurants in fiscal 2000, 2001 and 2002, respectively. Hardee's intends to open 25, 50 and 100 new Company-operated Hardee's restaurants over the next three fiscal years.

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

        The Company believes that cash generated from its various restaurant concept operations, along with cash and cash equivalents on hand as of November 2, 1998 and amounts available under the Senior Credit Facility, will provide the Company with the funds necessary to meet all of its capital spending and working capital requirements for the foreseeable future. If those sources of capital are insufficient to satisfy the Company's capital spending and working capital requirements, or if the Company determines to make any significant acquisitions of or investments in other businesses, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. In addition, substantially all of the real properties owned by the Company and used for its restaurant operations are unencumbered and could be used by the Company as collateral for additional debt financing or could be sold and subsequently leased back to the Company; however, there can be no assurance that real estate financing or other financing could be obtained on terms acceptable to the Company. Sales, if any, of additional equity or debt securities could result in additional dilution to the Company's stockholders.

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


        The Company has also initiated communications with significant suppliers and vendors on which the Company relies in an effort to determine the extent to which the Company's business is vulnerable to the failure by these third parties' to remediate their Year 2000 problems. While the Company has not been informed of any material risks associated with the Year 2000 problem for these entities, there can be no assurance that the computerized information systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company.

        The Company has completed a review of its information systems and is involved in a comprehensive program to upgrade computer systems and applications in connection with its effort to fully integrate its recent restaurant acquisitions. In conjunction with this computer upgrade process, the Company believes it will have addressed any potential Year 2000 issues. Total expenditures related to the upgrade of the information systems are expected to range from $18.0 million to $20.0 million and will be capitalized or expensed in accordance with generally accepted accounting principles. As of November 2, 1998, the Company has incurred approximately $12.0 million of expenditures consisting of internal staff costs as well as outside consulting and other expenditures related to this upgrade process. These costs are being funded through operating cash flows.

        To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' computer information systems.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

        (c) Since the fourth quarter of fiscal 1998, the Company has issued an aggregate of 320,729 shares of common stock for the purchase of 22 Hardee's restaurants from three Hardee's franchisees. The shares of common stock were issued pursuant to Section 4 (2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The Company believes that all of the purchasers were familiar with and had access to information concerning the operations and financial condition of the Company and had the required investment intent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a)  Exhibits:

               10.38 Amendment No. 1 dated October 23, 1998 to Amended and Restated Credit Agreement by and among CKE Restaurants, Inc., Banque Paribas, as Agent, and the Lenders party thereto.

               11       Calculation of Earnings per Share

               27.1 Financial Data Schedule (included in electronic filing only).

               27.2 Financial Data Schedule restated for the quarterly period ending November 3, 1997 (included only with electronic filing).

               27.3 Financial Data Schedule restated for the quarterly period ending November 4, 1996 (included only with electronic filing).

        (b)  Current Reports on Form 8-K:

             None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CKE RESTAURANTS, INC.
                                           ---------------------
                                               (Registrant)


December 16, 1998                           By: /s/ CARL A. STRUNK
-----------------                               -------------------------------
       Date                                     Executive Vice President,
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------

 10.38          Amendment No. 1 dated October 23, 1998 to Amended and
                Restated Credit Agreement by and among CKE Restaurants,
                Inc., Banque Paribas, as Agent, and the Lenders party thereto.

 11             Calculation of Earnings Per Share.

 27.1           Financial Data Schedule (included only with electronic filing).

 27.2 Financial Data Schedule restated for the quarterly period ending November 3, 1997 (included only with electronic filing).

 27.3 Financial Data Schedule restated for the quarterly period ending November 4, 1996 (included only with electronic filing).