Form 10-K
period 1999-01-25
CKE RESTAURANTS INC
filed 1999-04-26
CIK 919628

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 25, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER: 1-13192

                                 CKE RESTAURANTS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            -------------------------------

                    DELAWARE                                        33-0602639
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

            401 W. CARL KARCHER WAY
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999 was $861,656,516.

     The number of outstanding shares of the registrant's common stock was 51,860,081 as of March 31, 1999.

     DOCUMENTS INCORPORATED BY REFERENCE. Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 25, 1999, are incorporated by reference into Part III of this Report.

     The Exhibit Index is contained in Part IV herein on Page E-1.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 25, 1999

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial and Operating Data.......................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   27
Item 8.   Financial Statements and Supplementary Data.................   28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   28

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   28
Item 11.  Executive Compensation......................................   28
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   28
Item 13.  Certain Relationships and Related Transactions..............   28

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   30

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     CKE Restaurants, Inc. (the "Company") owns, operates and franchises 3,801 quick-service restaurants primarily under the Carl's Jr., Hardee's and Taco Bueno brand names. Our Hardee's and Carl's Jr. chains are the fourth and seventh largest quick-service hamburger restaurant chains in the United States, respectively, based on domestic systemwide sales. Based on publicly available data, our company-operated Carl's Jr. and Taco Bueno restaurants generate restaurant-level operating margins that are among the highest of the major quick-service restaurant chains.

     - Carl's Jr.(R) -- Carl's Jr. was founded in 1956 and is located primarily in the Western United States, with a leading market presence in California. The Carl's Jr. menu features several charbroiled hamburgers, chicken sandwiches, steak sandwiches and other signature items, including the Famous Star, Western Bacon Cheeseburger(R), Super Star(R), Charbroiler Chicken Sandwiches(R), Crispy Chicken Sandwiches(R) and the Charbroiled Sirloin Steak Sandwich. Carl's Jr. differentiates itself from its competitors by offering menu items that are generally made-to-order, meet exacting quality standards and have a strong reputation for quality and taste. As of January 25, 1999, our Carl's Jr. system included 861 restaurants, of which we operated 539 restaurants and our franchisees and licensees operated 322 restaurants.

     - Hardee's(R) -- We acquired Hardee's in July 1997. This acquisition enabled us to expand the scope of our operations and become one of the leading nationwide operators of quick-service hamburger restaurants. Hardee's was founded in 1961 and has significant market presence in the Southeastern and Midwestern United States. We believe there is significant value in Hardee's and Carl's Jr.'s complementary geographic markets and relative menu strengths. Hardee's strength is in its breakfast menu, which generates approximately 30% of its overall revenues. This represents one of the highest percentages in the quick-service hamburger restaurant industry. Since we acquired Hardee's, we have acquired an additional 697 Hardee's restaurants from franchisees in key markets, including 557 restaurants operated by Flagstar Enterprises, Inc. ("FEI"), then the largest Hardee's franchisee. These additional acquisitions have enabled us to exercise further control over and strengthen the Hardee's brand. As of January 25, 1999, our Hardee's system included 2,804 restaurants, of which we operated 1,403 restaurants and our franchisees and licensees operated 1,401 restaurants.

     - Taco Bueno(R) -- As of January 25, 1999, we owned and operated 111 Taco Bueno quick-service Mexican restaurants located in Texas and Oklahoma. Taco Bueno differentiates itself from its competitors by offering a diverse menu featuring generous portions of freshly prepared, high-quality food items. In addition to typical quick-service Mexican offerings, such as burritos, tacos, tostadas and combination meals, Taco Bueno features a number of signature menu items, such as its Mexidips & Chips, Muchaco and Bueno Chilada Platter.

STRATEGY

     Our strategy is to improve the operations of underperforming restaurant assets. We believe that our ability to deliver high-quality food with superior service in a clean and friendly environment is critical to our operating success. We have developed food, labor and customer service management practices that allow us to effectively monitor restaurant-level operations, control costs, benchmark restaurant performance statistics and communicate systemwide best practices across restaurant concepts. As a result of our strategies, we have dramatically improved the operating results of Carl's Jr. and Taco Bueno. From fiscal 1994 through fiscal 1999, company-operated Carl's Jr. average unit sales increased from $992,000 to $1,185,000, while we improved restaurant-level operating margins from 17.8% to 25.9%. Since we acquired Taco Bueno in October 1996, we have increased average unit sales of our Taco Bueno restaurants from $600,000 to $744,000. In addition, we aggressively promote and enhance awareness of each of our brands through innovative advertising and remodeling programs.

     The revitalization of Hardee's is the most important element of our growth strategy. We believe that we can successfully turn around Hardee's based on the success we have experienced at Carl's Jr. and Taco Bueno. Through our disciplined approach, we believe that Hardee's profitability will continue to improve and that we will be successful in increasing same-store sales. The key elements of our growth strategy are to:

     - Revitalize the Hardee's Brand to Grow Same-Store Sales. We are continuing our focus on revitalizing the Hardee's brand to generate same-store sales growth. Same-store sales growth has improved consistently over the last 12 months principally as a result of enhancements we have made to the Hardee's menu. We introduced certain made-to-order lunch and dinner menu items that are currently served in our Carl's Jr. restaurants, such as the Famous Star, and eliminated unprofitable product offerings. In order to accelerate this same-store sales growth momentum, we are converting our Hardee's restaurants into a new "Star Hardee's" format, which we designed to revitalize the Hardee's brand with the menu and operating qualities of Carl's Jr. In addition to the menu enhancements, a Star Hardee's conversion involves installing charbroilers in the kitchens, remodeling the interior and exterior of the restaurant, introducing Carl's Jr.-style limited table service, adding "all-you-can-drink" beverage bars and installing new signage that accents the Hardee's name with the Carl's Jr. Star logo. We intend to accelerate our Star Hardee's conversion program and build new restaurant units in this format. In addition, our franchisees have begun converting restaurants to the Star Hardee's format and continue to support our initiatives. We also plan to enhance brand awareness through new advertising campaigns that promote Hardee's to our target audience of high-volume lunch and dinner customers. As of January 25, 1999, 120 Hardee's had been converted to Star Hardee's, and results to date have been positive, with sales averaging more than 10% above pre-conversion levels. We plan to convert another 300 to 400 restaurants in fiscal 2000, and our Hardee's franchisees advise us that they plan to convert up to 100 restaurants to the Star Hardee's format during that period.

     - Continue to Increase Hardee's Profitability. We have dramatically improved restaurant-level operating margins and reduced corporate overhead by implementing the operating initiatives, management practices and disciplined operating strategy that we employ at Carl's Jr. Restaurant-level operating margins of our company-operated Hardee's restaurants increased to 16.7% in fiscal 1999, compared with 6.2% for the year ended December 31, 1996. We expect to improve further the profitability of our Hardee's restaurants by installing and upgrading point of sale and back office management information systems, as well as continuing the implementation of our customer-focused, disciplined operating strategy.

     - Expand Successful Carl's Jr. and Taco Bueno Chains. We intend to continue expanding our Carl's Jr. and Taco Bueno chains by opening new restaurants and continuing our innovative advertising campaigns. In fiscal 1999, combined system growth of Carl's Jr. restaurants totaled 80, the highest in the history of the brand. In fiscal 2000, we plan to open 75 to 100 new Carl's Jr. restaurants in established markets. In addition, we plan to continue dual-branding our Carl's Jr. restaurants with The Green Burrito, a strategy which is intended to attract Mexican food customers to Carl's Jr. restaurants. We also intend to open 15 to 30 Taco Bueno restaurants per year over the next three fiscal years.

     - Pursue Strategic Joint Venture Arrangements. We may pursue joint venture agreements with compatible retailers, such as superstores, convenience stores and service stations, to further expand Carl's Jr., Taco Bueno and Hardee's. This strategy will allow us to partner with other entities that own or have access to more real estate sites than we do, therefore allowing us to expand at a faster pace than if we had to negotiate for sites on an individual basis. These joint venture agreements may require us to contribute cash for development and to provide operational and management support services.

     - Opportunistically Pursue Strategic Acquisitions. While we are not currently contemplating any significant additional acquisitions or investments, we will continue to evaluate opportunities to expand our operations by making strategic acquisitions of, or investments in, underperforming restaurant companies.

RESTAURANT OPERATIONS

CARL'S JR.

     Concept. We believe that our Carl's Jr. restaurants' superior food quality, diverse menu and attentive customer service differentiate Carl's Jr. from its competitors and are critical to its success. Unlike many quick-service restaurants that emphasize lower prices, Carl's Jr. restaurants focus on offering customers a higher quality dining experience at a reasonable price. Carl's Jr.'s menu features freshly prepared food items that appeal to a broad audience. We generally make Carl's Jr. charbroiled hamburgers, chicken sandwiches and signature items at the time of the customer's order, applying exacting quality standards and offering them in generous portions. By providing partial table service, unlimited drink refills and an attractive restaurant decor, Carl's Jr. restaurants offer a pleasant, customer-friendly environment. We believe that Carl's Jr.'s focus on customers and customer service, superior food quality and generous portions enables Carl's Jr. restaurants to maintain a strong price-value image with customers.

     Menu and Restaurant Design. Carl's Jr. restaurants offer a variety of products that have a strong reputation for quality and taste. The Carl's Jr. menu is relatively uniform throughout the chain and features several charbroiled hamburgers and chicken sandwiches, including the Famous Star, Western Bacon Cheeseburger, Super Star, Charbroiler Chicken Sandwiches, Crispy Chicken Sandwiches and the Charbroiled Sirloin Steak Sandwich. We also offer a fish sandwich, stuffed baked potatoes, prepackaged salads, french fries, onion rings and fried zucchini. Most restaurants also have self-service salad bars and a breakfast menu including eggs, bacon, sausage, French Toast Dips(R), the Sunrise Sandwich(R) and a breakfast burrito. In addition, the restaurants sell a variety of promotional products on a limited basis. Carl's Jr. was also among the first to offer self-service salad bars and all-you-can-drink beverage bars.

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

     We have completed remodeling substantially all of our Carl's Jr. restaurants to provide them with a fresh, contemporary look. Exterior improvements include brighter colors, red awnings and a large, tilted Happy Star(R) logo. The new interiors feature the same bright colors, food murals, display cases for salads and desserts and accent lighting throughout the dining area. We believe that Carl's Jr.'s new restaurant design will further increase consumer awareness of the Carl's Jr. brand.

     Operations. We strive to maintain high standards in all products and equipment used by our restaurants, as well as our operations related to food preparation, service and cleanliness. We generally prepare or assemble hamburgers and chicken and steak sandwiches at Carl's Jr. restaurants after the customer has placed an order and serve them promptly. We charbroil hamburger patties, chicken breasts and sirloin steaks in a gas-fired double broiler that sears the meat on both sides in a uniform heating and cooking time.

     Each company-operated Carl's Jr. restaurant is operated by a general manager who has received nine to 13 weeks of management training. This training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. The restaurant manager trains other employees in accordance with our guidelines. District managers, who are responsible for 11 to 14 restaurants, also supervise restaurant managers. Approximately 51 district managers are under the supervision of six regional vice presidents, all of whom regularly inspect the operations in their respective districts and regions.

     Dual-Branding. Dual-branding allows a single restaurant to offer consumers two distinct brand menus. In May 1995, we entered into an agreement with Santa Barbara Restaurant Group, Inc. ("SBRG") to offer The Green Burrito menu at selected Carl's Jr. locations. We believe The Green Burrito's position in the popular Mexican food segment and its dinner menu orientation complement the Carl's Jr. menu. Customers of the Carl's Jr./Green Burrito dual-brand restaurants are able to order items from both Carl's Jr.'s and The Green Burrito's menu boards located at the same counter. Both menus are also available to customers utilizing the drive-thru. The Green Burrito menu offered at the dual-brand restaurants features a wide variety of traditional Mexican food items, including burritos, tostadas, enchiladas, tacos, taquitos and nachos as well as combination meals which are served with rice and beans. A variety of condiments such as jalapeno peppers, hot sauce and mild and hot salsa are available at self-serve salsa bars so that customers can spice and garnish their meals according to individual taste. We believe that this dual-branding program has attracted new customers, while increasing the frequency of customer visits at converted restaurants.

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

     Our agreement with SBRG provides for the conversion of a total of 192 Carl's Jr. restaurants to Carl's Jr./Green Burrito dual-brand restaurants by calendar 2002. We are required to pay an initial franchise fee for each restaurant opened and remit royalties on The Green Burrito food sales to SBRG. At the end of fiscal 1996, we elected to sub-franchise, and shortly thereafter began offering, the Carl's Jr./Green Burrito dual-brand to our franchise community. As of January 25, 1999, 27 franchised Carl's Jr. restaurants have been converted to the Carl's Jr./Green Burrito concept. We receive a portion of the fee for each franchise conversion and royalties from our franchisees' Green Burrito food sales.

     Franchised and Licensed Operations. Our franchise strategy is designed to further the development of the Carl's Jr. chain and reduce the total capital we need to develop new Carl's Jr. restaurants. Franchise arrangements with Carl's Jr. franchisees, who operate in Arizona, California, Colorado, Hawaii, Idaho, Nevada, Oklahoma, Oregon and Utah, generally provide for initial fees and continuing royalty payments to us based upon a percentage of sales and provide for a minimum percentage of sales each month for advertising. Additionally, most franchisees purchase food, paper and other supplies from us. Franchisees may also be obligated to remit lease payments for the use of company-owned or leased restaurant facilities and to pay related occupancy costs, which include maintenance, insurance and property taxes. We also plan to continue to pursue non-traditional franchise development opportunities through innovative formats, including gasoline stations, convenience stores and institutional food service outlets.

     Our franchising philosophy is that only candidates with appropriate experience are considered for the program. Specific net worth and liquidity requirements must also be satisfied. Area development agreements generally require franchisees to open a specified number of Carl's Jr. restaurants in a designated geographic area within a specified time period.

     As of January 25, 1999, 322 Carl's Jr. restaurants were operated by our Carl's Jr. franchisees and licensees. The majority of our Carl's Jr. franchisees own more than one restaurant, with 15 franchisees owning seven or more restaurants. We presently anticipate that our Carl's Jr. franchisees and licensees will open 50 to 60 new Carl's Jr. restaurants during fiscal 2000.

HARDEE'S

     Concept. Hardee's has a leading market presence in the Southeastern and Midwestern United States. The Hardee's restaurant chain offers a variety of menu items targeted at a broad audience in a quick-service, uniform format. Hardee's restaurants emphasize hometown hospitality by providing generous portions at reasonable prices in a friendly environment. Hardee's restaurant promotions often include "two-for-two" campaigns, which offer two menu items for two dollars.

     Menu and Restaurant Design. Hardee's restaurants currently offer hamburgers, chicken sandwiches, roast beef sandwiches and fish sandwiches for lunch and dinner, as well as fried chicken in our restaurants located in the Southeastern markets. Unlike many quick-service hamburger restaurants, Hardee's strength has been in its breakfast sales, which generate approximately 30% of its overall operating revenue, one of the highest in the quick-service hamburger industry. Hardee's breakfast menu features "made-from-scratch" biscuits, biscuit breakfast sandwiches and other items such as hash rounds and breakfast platters. Substantially all of Hardee's restaurants have drive-thru facilities, and selected restaurants are open 24 hours a day, primarily on weekends. Most Hardee's restaurants are freestanding, ranging in size from 3,000 to 3,500 square feet, with a seating capacity of 75 to 100 persons. Currently, several building designs and floor plans are in use system-wide, depending upon operational needs, local zoning requirements and real estate availability.

     Since our acquisition of Hardee's, we introduced certain made-to-order lunch and dinner menu items that are currently served in our Carl's Jr. restaurants, such as the Famous Star, and eliminated unprofitable product offerings. We are continuing our focus on revitalizing the brand to generate same-store sales growth. We are converting our Hardee's restaurants into a new "Star Hardee's" format, which we designed to accent the Hardee's brand strength with the menu and operating qualities of Carl's Jr. Star Hardee's is designed to showcase the new and improved Hardee's menu and to bring customers back to Hardee's. After testing various combinations of both brands in certain markets, we are now converting Hardee's restaurants to the new Star Hardee's format by:

     - installing charbroilers in the kitchens;

     - adding "all-you-can-drink" beverage bars;

     - remodeling the interior and exterior of the restaurants;

     - introducing Carl's Jr.-style limited table service; and

     - installing new signage that retains the Hardee's name but shares space with Carl's Jr.'s Star logo.

     As of January 25, 1999, we had converted 120 restaurants. We plan to convert another 300 to 400 restaurants in fiscal 2000.

     Operations. We strive to maintain high standards in all products and equipment used by our Hardee's restaurants, as well as the operations related to food preparation, service and cleanliness. As part of our plan to implement our Carl's Jr. operating strategy at Hardee's, we are in the process of installing gas-fired double charbroilers in each existing company-owned Hardee's restaurant. In addition, we are in the process of implementing our Carl's Jr. management practices, including our extensive management training program, at Hardee's.

     Franchised and Licensed Operations. Franchise agreements with Hardee's franchisees, who operate in the Southeastern and Midwestern United States, generally provide for initial fees and continuing royalty payments to us based upon a percentage of sales. Most franchisees are required to purchase certain inventory and supplies from approved suppliers and are required to spend a minimum percentage of sales each month on advertising. In addition, most franchisees are required to purchase and install all fixtures, furnishings, signs and equipment specified in the approved site layout and plan. Prior to the opening of each franchised restaurant, the general manager of each franchise is required to attend and complete our company-sponsored training program. Franchisees may also be required to remit lease payments for the use of our company-owned or leased restaurant facilities and to pay related occupancy costs.

     Since our acquisition of Hardee's, we have worked to restore Hardee's relationships with its franchisees. We have assisted in establishing a franchisee association and improved communications with franchisees. As a result, our Hardee's franchisees have collectively increased their level of compliance, as royalty payments and advertising contributions have increased from before the acquisition. Our largest Hardee's franchisee, Boddie-Noell Enterprises, Inc., has joined us in our Star Hardee's conversion program and, as of January 25, 1999, had completed the conversion of 13 of its Hardee's restaurants.

     As of January 25, 1999, 1,401 Hardee's restaurants were operated by our franchisees and licensees. The majority of our Hardee's franchisees own more than one restaurant, with 33 franchisees owning 10 or more restaurants. We presently anticipate that our Hardee's franchisees and licensees will open up to 25 new Hardee's restaurants during fiscal 2000.

TACO BUENO

     Taco Bueno differentiates itself from its principal competitors by offering a diverse menu featuring generous portions of freshly prepared, high-quality food items. In addition to typical quick-service Mexican offerings, such as burritos, tacos, tostadas and combination meals, Taco Bueno features a number of signature menu items such as its Mexidips & Chips, Muchaco and Bueno Chilada Platter. Taco Bueno's Mexican platters include taco and burrito platters, beef and chicken taco salads and nacho platters, each of which are accompanied by rice, beans, freshly prepared guacamole and chips. The restaurants also feature a salsa bar which includes sliced jalapenos, diced onions, pico de gallo and hot sauce.

     Taco Bueno restaurants generally feature a "Santa Fe/Pueblo" architecture and exterior decor, which was designed for high visibility and consumer recognition, and generally range in size from 2,400 square feet to 3,200 square feet. Restaurant interiors include wooden tables and chairs, booth seating, stucco walls, warm colors and a southwestern theme, all of which are intended to create a distinctive atmosphere. In November 1998, we opened a new, prototype Taco Bueno restaurant in Weatherford, Texas. The new design features contemporary Mexican architecture, bright, eye-catching colors, serpentine stainless-steel counters and black slate tile. Taco Bueno restaurant remodels, which will roll out beginning in fiscal 2000, will incorporate elements of this new prototype.

     Our strategy with respect to our Taco Bueno concept is to increase its market share and competitive presence in existing markets. We believe that the growing popularity of Mexican food and the relatively few national or regional Mexican quick-service restaurant chains provide us with a significant opportunity to expand the Taco Bueno concept within our core markets in Dallas/Ft. Worth, Tulsa and Oklahoma City and to enter into new markets. Since we acquired Taco Bueno in October 1996, we have opened four Taco Bueno restaurants and we anticipate opening up to 15 new restaurants in fiscal 2000.

INVESTMENTS IN OTHER RESTAURANT CONCEPTS

     We have selectively invested in other restaurant concepts, as follows:

     Santa Barbara Restaurant Group, Inc. SBRG owns, operates and franchises The Green Burrito quick-service Mexican food restaurants. SBRG recently acquired three other restaurant concepts, including acquiring the JB's Restaurants and Galaxy Diner concepts from us in September 1998. Through our dual-branding relationship with The Green Burrito, we are SBRG's largest franchisee. As of January 25, 1999, we owned approximately 11% of SBRG's outstanding shares.

     Rally's and Checkers. Rally's Hamburgers, Inc. ("Rally's") operates and franchises 475 double drive-thru quick-service hamburger restaurants in 18 states, primarily in the Midwest and the Sunbelt, of which we operate 25 in California and Arizona. We currently have a 32% ownership interest in Rally's and the right to acquire shares representing an additional 3% of Rally's. Rally's owns a 26% interest in Checkers Drive-In Restaurants, Inc. ("Checkers"), which operates and franchises 462 double drive-thru quick-service hamburger restaurants in 23 states, the District of Columbia, Puerto Rico and the Middle East. We have the right to acquire 9% of Checkers' outstanding common stock, and hold $7.0 million aggregate principal amount of Checkers' senior secured debt, net of related discount. On January 29, 1999, Rally's and Checkers announced the merger of the two companies on a stock-for-stock basis. If the merger is completed, we will own approximately 17% and we will have the right to acquire an additional 7% of the combined company.

     Boston Market. We hold a minority interest in Boston West, LLC ("Boston West"), which operates Boston Market stores in designated markets in Southern California as a franchised area developer of Boston Chicken, Inc. ("BCI"), the franchisor of the Boston Market restaurant concept. BCI and its Boston Market subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code on October 5, 1998. In a separate action, on November 9, 1998, Boston West filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in order to restructure its overall operations. Since then, Boston West has closed or sold 42 Boston Market stores. During the third quarter of fiscal 1999, we signed an agreement with Boston West to provide administrative and management services to the Boston Market franchises operated by Boston West, and we recorded a $15.0 million charge to our Boston West investment to reflect its remaining value. As of March 18, 1999, Boston West operated 56 Boston Market stores.

     We intend to continue to review our investments in other restaurant concepts. Although we have no present intention to dispose of or acquire additional interests in other restaurant concepts, we may do so in the future, depending on the business prospects of the restaurant concept, alternative business opportunities available to us and general economic conditions.

PURCHASING AND DISTRIBUTION

     We purchase most of the primary food products and packaging supplies used in our Carl's Jr. restaurant system and warehouse and distribute such items to both company-operated and franchised Carl's Jr. restaurants. Although not required to do so, substantially all of our Carl's Jr. franchisees in California purchase most of their supplies from us. Our Carl's Jr. restaurant chain is one of the few businesses in the quick-service restaurant industry that has elected not to outsource all of its distribution activities.

     We currently purchase substantially all of the food, packaging and cleaning products sold or used in our Hardee's restaurants from Fast Food Merchandisers, Inc. ("FFM") and MBM Corporation ("MBM"). MBM, which was the primary distributor for FEI, acquired FFM in 1998, and consequently consolidated substantially all of Hardee's distribution requirements. FFM and MBM currently distribute such products to company-operated restaurants and to many of the Hardee's restaurants operated by our Hardee's franchisees. Pursuant to the terms of the distribution agreements, we are obligated to purchase substantially all of our specified product requirements from FFM and MBM for remaining terms of five years and six years, respectively. The prices we pay for FFM and MBM products, and the delivery fees we pay each distribution service, are subject to adjustment in certain circumstances, which may include increases resulting from changes in the distributor's cost structure.

     We believe our mature procurement process allows us to effectively manage food costs, provide adequate quantities of food and supplies at competitive prices, and generate revenues from Carl's Jr. franchisees by adding a nominal mark-up to cover direct costs and provide better overall service to our restaurants. We seek competitive bids from suppliers on many of our products, approve suppliers of those products and require them to adhere to our established product specifications.

COMPETITION

     The foodservice industry is intensely competitive with respect to the quality and value of food products offered, concept, service, price, dining experience and location. We primarily compete with major restaurant chains, some of which dominate the quick-service restaurant industry, and also compete with a variety of other take-out foodservice companies and fast-food restaurants. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food stores, as well as supermarkets and convenience stores. We believe we possess the competitive strength to succeed in the markets in which we have restaurants. However, many of our competitors have substantially greater financial, marketing and other resources than we do, which may give them competitive advantages. Certain of the major quick-service restaurant chains have increasingly offered selected food items and combination meals at discounted prices. In recent years, our restaurant sales were adversely affected by aggressive promotions and price reductions by our competitors. Future changes in the pricing or other marketing strategies of one or more of our competitors could have a material adverse effect on our financial condition and results of operations. As our competitors expand operations, we expect competition to intensify. Such increased competition could have a material adverse effect on our financial condition and results of operations. We also face competition from other quick-service operators, retail chains and other companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of our expansion plans.

TRADEMARKS AND SERVICE MARKS

     We own numerous trademarks and service marks, and have registered many of those marks, including Carl's Jr., the Happy Star logo, Hardee's and proprietary names for a number of the Carl's Jr., Hardee's and Taco Bueno menu items, with the United States Patent and Trademark Office. We believe our trademarks and service marks have significant value and play an important role in our marketing efforts. Green Burrito(R) is a registered trademark of SBRG.

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

     We are also subject to federal laws and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchisees and alter franchise arrangements. We believe we are operating in substantial compliance with applicable laws and regulations governing our operations.

     We and our franchisees must comply with the Fair Labor Standards Act and various federal and state laws governing employment matters, such as minimum wages, overtime and other working conditions and citizenship requirements. Many of our employees are paid hourly rates related to the federal and state minimum wage laws, and, accordingly, increases in the minimum wage increase our labor cost.

ENVIRONMENTAL MATTERS

     We are subject to various federal, state and local environmental laws. These laws govern discharges to air and water from our restaurants, as well as handling and disposal practices for solid and hazardous wastes. These laws may impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant.

     Although we cannot assure you that all such environmental conditions have been identified, these conditions include the presence of asbestos-containing materials, leaking underground storage tanks and on-site spills. Further, certain properties formerly had landfills, historic industrial use, gasoline stations and/or dry cleaning businesses located on or near the premises. Corrective action, as required by the regulatory agencies, has been undertaken at some of the sites, although the majority of these sites are being remediated by former landowners or tenants. The enforcement of our rights against third parties for environmental conditions, such as off-site sources of contamination, may result in additional transaction costs for us.

     We are not aware of any environmental conditions that would have a material adverse effect on our businesses, assets or results of operations taken as a whole. Although environmental site assessments prepared for certain properties recommend limited further investigations or minor repairs, based on the information currently available to us, we do not believe any of these other issues would have a material adverse effect on these properties. Nevertheless, we cannot assure you that environmental conditions relating to prior, existing or future restaurants or restaurant sites will not have a material adverse effect on us. Moreover, there is no assurance that: (1) future laws, ordinances or regulations will not impose any material environmental liability; or (2) the current environmental condition of the properties will not be adversely affected by tenants or other third parties or by the condition of land or operations in the vicinity of the properties.

EMPLOYEES

     As of January 25, 1999, we employed approximately 67,000 persons, of whom approximately 63,000 were hourly restaurant, distribution or clerical employees and the remainder were managerial salaried employees engaged in administrative and supervisory capacities. A majority of our hourly employees are employed on a part-time basis to provide service necessary during peak periods of restaurant operations. None of our employees is currently covered by a collective bargaining agreement. We have never experienced a work stoppage attributable to labor disputes, and we believe our employee relations are good.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     The information contained in this Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma" or "anticipates," or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. Among these factors are the Risk Factors described below and:

     - our ability to grow and implement cost-saving strategies;

     - increases in our food, labor and occupancy and other operating costs;

     - our ability to compete in the quick-service restaurant industry;

     - our ability to pay principal and interest on our substantial debt;

     - our ability to borrow in the future;

     - our ability and the ability of our franchisees, suppliers and vendors to implement an effective Year 2000 readiness program;

     - adverse legislation or regulation;

     - adverse weather conditions;

     - our ability to sustain or increase historical revenues and profit margins; and

     - continuation of certain trends and general economic conditions in our industry.

     In addition, such forward-looking statements are necessarily dependent upon assumptions and estimates that may prove to be incorrect. Accordingly, while we believe that the plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. The information contained in this Form 10-K, including the Risk Factors section hereof, identifies important factors that could cause such differences.

RISK FACTORS

LEVERAGE AND ABILITY TO SERVICE DEBT -- TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     We have a significant amount of indebtedness. As of January 25, 1999, we had a total of $625.4 million of long-term debt and capital lease obligations, including current portion, and our debt to capitalization ratio was .52x. We may be able to incur substantial additional indebtedness in the future. While we have been able to generate sufficient earnings to satisfy our debt service obligations and other fixed charges, our substantial indebtedness could have important consequences to holders of our common stock and other securities. For example, it could:

     - make it more difficult for us to satisfy our obligations under our debt securities and other indebtedness;

     - increase our vulnerability to general adverse economic and industry conditions;

     - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

     - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

     - place us at a competitive disadvantage compared to our competitors that have less debt; and

     - limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash from our operations is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior credit facility will be adequate to meet our future liquidity needs for at least the next few years. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

UNCERTAINTIES RELATED TO THE REVITALIZATION OF HARDEE'S -- WE WILL CONTINUE TO FACE CHALLENGES IN OUR ATTEMPT TO IMPROVE OUR HARDEE'S OPERATIONS.

     Revitalizing Hardee's will continue to challenge our management team. Hardee's is a well-established but underperforming brand. When we acquired Hardee's, it was experiencing declining system-wide same-store sales and a declining market share in the quick-service hamburger restaurant industry. Our initial turnaround strategy for Hardee's focused on managing costs and realizing purchasing strategies. While we have been able to improve our Hardee's restaurant-level operating margins, we are continuing our focus on increasing sales by revitalizing the Hardee's brand. Specifically, we are investing large amounts of capital into reconfiguring our Hardee's restaurants' kitchens, replacing equipment, and remodeling restaurants to the Star Hardee's format. We cannot assure you that these strategies will be successful. If we are unable to achieve anticipated sales improvements and further improvements in restaurant-level operating margins in our Hardee's restaurants on a timely basis, cash flows generated from Hardee's operations may not be adequate to support our turnaround strategies for Hardee's. Our success will also depend, in part, on our Hardee's franchisees. Hardee's franchisees are not required to participate in implementing our strategies and we cannot assure you that all Hardee's franchisees will participate. If Hardee's franchisees do not implement our strategies we may not achieve our goals in the desired timeframe or at all. Failure to accomplish our goals could have a material adverse effect on our financial condition and results of operations.

GROWTH STRATEGY -- OUR ABILITY TO EXPAND OUR RESTAURANT CHAINS DEPENDS ON FACTORS BEYOND OUR CONTROL.

     Our growth strategy includes, among other things, opening additional company-operated and franchised restaurants, remodeling our restaurants and dual-branding our restaurant concepts. The success of our growth strategy will depend on numerous factors, many of which are beyond our control and the control of our franchisees, including:

     - the hiring, training and retention of qualified management and other restaurant personnel;

     - the ability to obtain necessary governmental permits and approvals;

     - competition for desirable site locations;

     - the availability of appropriate financing; and

     - general economic conditions.

     To manage our planned expansion, we must ensure the continuing adequacy of our existing systems and procedures, including our supply and distribution arrangements, restaurant management, financial controls and information systems.

     Given the improvements we have realized in recent years in the same-store sales growth in our company-operated Carl's Jr. restaurants, we cannot assure you that we will be able to maintain the current level of same-store sales growth. We experienced a same-store sales decline of 1.3% at our company-operated Carl's Jr. restaurants for the quarter ended January 25, 1999.

ACQUISITION STRATEGY -- ACQUIRING AND INVESTING IN UNDERPERFORMING RESTAURANT BUSINESSES INVOLVES SPECIAL RISKS.

     We have a record of acquiring underperforming restaurant companies and improving their operations. We are not currently contemplating any significant acquisitions of other restaurant companies. However, we will continue to evaluate investment opportunities in other restaurant companies. Acquisitions involve the following risks that could adversely affect our operating results:

     - the diversion of management's attention;

     - the assimilation of the operations and personnel of the acquired companies; and

     - the potential loss of key employees.

     We cannot assure you that any of our acquisitions or investments will not materially or adversely affect us or that any such acquisition or investment will enhance our business.

COMPETITION -- OUR SUCCESS DEPENDS ON OUR ABILITY TO COMPETE WITH OUR MAJOR COMPETITORS.

     The foodservice industry is intensely competitive with respect to the quality and value of food products offered, concept, service, price, dining experience and location. We compete with major restaurant chains, some of which dominate the quick-service restaurant industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food stores, as well as supermarkets and convenience stores. Many of our competitors have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages. Our competitors could also make changes to pricing or other marketing strategies. As our competitors expand operations, we expect competition to intensify. Such increased competition could have a material adverse effect on our financial condition and results of operations.

THE FOODSERVICE INDUSTRY -- CONSUMER PREFERENCES AND PERCEPTIONS, SEASONALITY AND GENERAL ECONOMIC CONDITIONS MAY HAVE SIGNIFICANT EFFECTS ON OUR BUSINESS.

     Foodservice businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by traffic patterns, demographics and the type, number and locations of competing restaurants. Restaurant performance may also be affected by adverse weather conditions, particularly in our Hardee's restaurants, because a significant number of them are located in areas which experience severe winter conditions. Multiunit foodservice businesses such as ours can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one or a limited number of restaurants. We can be similarly affected by consumer concerns with respect to the nutritional value of quick-service food. In addition, our dependence on frequent deliveries of food and paper products subjects our restaurants to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. Unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and unemployment tax rates), increases in the number and locations of competing quick-service restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect our financial condition and results of operations. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our management's ability to anticipate, identify and respond to changing conditions.

GOVERNMENT REGULATIONS -- WE MUST DEVOTE SIGNIFICANT RESOURCES TO COMPLY WITH EXTENSIVE LEGAL REQUIREMENTS APPLICABLE TO OUR FRANCHISE AND OTHER BUSINESS OPERATIONS.

     We are subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us or our franchisees. The restaurant industry is also subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. We and our franchisees are also subject to laws governing relationships with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Many of our employees are paid hourly rates based upon the federal and state minimum wage laws. Recent legislation increasing the minimum wage has resulted in higher labor costs to us and our franchisees. We anticipate that increases in the minimum wage may be offset through pricing and other cost-control efforts; however, we cannot assure you that we or our franchisees will be able to pass such additional costs on to customers in whole or in part.

KEY DISTRIBUTORS -- DISRUPTION IN DELIVERIES MAY ADVERSELY AFFECT OUR
RESTAURANTS.

     Our profitability is dependent on, among other things, our continuing ability to offer fresh, high quality food at moderate prices. While we continue to operate our own distribution business for our Carl's Jr. system, we rely upon independent distributors for our Hardee's and Taco Bueno restaurants. In particular, our Hardee's restaurants depend on the distribution services of two distributors, MBM, an independent supplier and distributor of food and other products, and FFM, which was recently acquired by MBM. MBM and FFM are responsible for delivering food, paper and other products from our vendors to our Hardee's restaurants on a regular basis. MBM and FFM also provide distribution services to a large number of our Hardee's franchisees. Any disruption in these distribution services could have a material adverse effect on our business. See "Business -- Purchasing and Distribution."

YEAR 2000 ISSUES -- THE EFFICIENT OPERATION OF OUR RESTAURANTS RELIES ON OUR INFORMATION SYSTEMS, WHICH MAY BE DISRUPTED UNDER CERTAIN CIRCUMSTANCES.

     We rely on various information systems to manage our restaurant operations, and regularly make investments to upgrade, enhance or replace such systems. We are aware that some significant portion of existing electronic equipment, including computers, software and embedded technology, was not designed to correctly process dates after December 31, 1999. These systems store dates as having two-digit, rather than four-digit, years, which could potentially cause erroneous data results or program failures in the year 2000. We continue to review the impact of such Year 2000 ("Y2K") issues on our internal computer and non-computer systems as well as on our vendors and service providers.

     Internally, we have nearly completed the process of making the information systems used by our company-operated Carl's Jr. and Taco Bueno restaurants Y2K compatible, and will complete the process before the turn of the century. With respect to our company-operated Hardee's restaurants, our review found a number of potential Y2K compatibility problems, and we are in the process of replacing suspect systems with Y2K compatible systems. We expect to complete the replacement of our company-operated Hardee's restaurants' financial information systems in November 1999, complete equipment purchasing information systems in August 1999 and purchase back-office management information systems in November 1999. We have not identified any other significant areas of non-compliance in our internal computer or non-computer systems.

     We believe our greatest risk with respect to Y2K issues relates to third-party failure to appropriately address their Y2K non-compliance. Y2K failures in key suppliers' systems, or in their respective suppliers' systems, could affect their ability to supply us with material or services, and therefore affect our ability to operate our restaurants. External Y2K failures could therefore have a material adverse effect on our revenues and financial condition. We are in the process of confirming the Y2K compliance of our important suppliers and have been assured that MBM's, as well as our less important vendors and service providers', Y2K compliance efforts are on schedule. We plan to secure alternative suppliers for those who cannot assure us of their Y2K readiness. In addition, the inability of our multiunit franchisees to become Y2K compliant may materially adversely affect our ability to receive royalties from them. External Y2K risks will be addressed as our survey of suppliers is completed. Although we expect cooperation from the suppliers we are surveying, we also rely on services such as telephones and utilities, whose Y2K compliance is outside of our control. Therefore, we may be unable to accurately assess the Y2K readiness of some third parties, and the impact of such third-party non-compliance on our operations.

     We plan to continue to identify, assess and to resolve all material Y2K issues by the end of calendar 1999. We have developed or are in the process of developing contingency plans to address significant internal and external Y2K issues as they are identified. These contingency plans are expected to be completed by July 1999. However, the Y2K problem involves pervasive complex interrelationships, both internally and externally. As a result, we cannot assure you that we will identify and successfully resolve all Y2K issues, and the possibility exists that Y2K-related disruptions could have a material adverse effect on us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

ENVIRONMENTAL MATTERS -- COMPLIANCE WITH ENVIRONMENTAL LAWS MAY ADVERSELY AFFECT OUR FINANCIAL HEALTH.

     We are subject to various federal, state and local environmental laws. These laws govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. Although we cannot assure you that all such environmental conditions have been identified, these conditions include the presence of asbestos containing materials, leaks from chemical storage tanks and on-site spills.

     We are not aware of any environmental conditions that would have a material adverse effect on our businesses, assets or results of operations taken as a whole. Although environmental site assessments prepared for certain properties recommend limited further investigations or minor repairs, based on the information currently available to us, we do not believe any of these other issues would have a material adverse effect on these properties. Nevertheless, we cannot assure you that environmental conditions relating to prior, existing or future restaurants or restaurant sites will not have a material adverse effect on us. Moreover, there is no assurance that: (1) future laws, ordinances or regulations will not impose any material environmental liability; or (2) the current environmental condition of the properties will not be adversely affected by tenants or other third parties or by the condition of land or operations in the vicinity of the properties (such as underground storage tanks).

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

           NAME              AGE                                POSITION
           ----              ---                                --------
William P. Foley II........  54    Chairman of the Board and Chief Executive Officer
C. Thomas Thompson.........  49    President and Chief Operating Officer
Rory J. Murphy.............  51    President and Chief Operating Officer, Hardee's Food Systems, Inc.
Carl A. Strunk.............  61    Executive Vice President, Chief Financial Officer
Andrew F. Puzder...........  48    Executive Vice President, General Counsel and Secretary
Robert W. Wisely...........  53    Executive Vice President, Marketing
John J. Dunion.............  41    Executive Vice President, Chief Administrative Officer
Loren C. Pannier...........  57    Senior Vice President, Investor Relations

     William P. Foley II became Chief Executive Officer in October 1994, Chairman of the Board of Directors in March 1994, and has served as a director since December 1993. Since 1981, Mr. Foley has been Chairman of the Board, President (until January 1995) and Chief Executive Officer of Fidelity National Financial, Inc. ("Fidelity"), a national title insurance underwriter and provider of diversified real estate services. Mr. Foley also serves as the Chairman of the Board of SBRG, Rally's, Checkers and American National Financial, Inc. ("ANF") and as a member of the Board of Directors of Micro General Corporation, Fresh Foods, Inc. and Miravant Medical Technologies.

     C. Thomas Thompson was appointed President and Chief Operating Officer in October 1994. Mr. Thompson has been with Carl's Jr. since 1984, and currently operates 17 Carl's Jr. restaurants in the San Francisco Bay Area. Mr. Thompson also serves as a member of the Board of Directors of Rally's and Checkers. Mr. Thompson has more than 25 years of experience in the restaurant industry.

     Rory J. Murphy was appointed President and Chief Operating Officer of Hardee's immediately following our acquisition of Hardee's in July 1997. Mr. Murphy served as Executive Vice President, Restaurant Operations from June 1996 until July 1997, and served as our Senior Vice President, Restaurant Operations from February 1993 until June 1996. Mr. Murphy has been employed by the Company in various positions for 20 years.

     Carl A. Strunk was appointed Executive Vice President and Chief Financial Officer in February 1997. Mr. Strunk also serves as Executive Vice President of Fidelity, where he has been since 1992, and SBRG since December 1997, and as Executive Vice President and Chief Financial Officer of ANF since August 1998. Mr. Strunk previously served as President of Land Resources Corporation from 1986 to 1991. Mr. Strunk is a Certified Public Accountant and is also a member of the Board of Directors of Micro General Corporation and ANF.

     Andrew F. Puzder became Executive Vice President, General Counsel and Secretary in February 1997. Mr. Puzder also serves as Chief Executive Officer of SBRG, where he has been since August 1997 and Executive Vice President of Fidelity, where he has been since January 1995. From March 1994 to December 1994, he was a partner with the law firm of Stradling Yocca Carlson & Rauth. Prior to that, he was a partner with the law firm of Lewis, D'Amato, Brisbois & Bisgard, from September 1991 through March 1994, and he was a partner of the Stolar Partnership from February 1984 through September 1991. Mr. Puzder is a member of the Board of Directors of SBRG, Fresh Foods, Inc., Javelin Systems, Inc. and Rally's.

     Robert W. Wisely was appointed Executive Vice President, Marketing in August 1997. Prior to that, he served as Senior Vice President, Marketing from January 1995. Mr. Wisely has been a Carl's Jr. franchisee since 1990. Prior to 1990, Mr. Wisely served as Senior Vice President, Marketing from 1985 to 1990 and as Group Vice President, Marketing from 1974 to 1979.

     John J. Dunion was appointed Executive Vice President, Chief Administrative Officer in February 1999. Mr. Dunion served as Senior Vice President, Purchasing since April 1998 and Vice President, Purchasing since September 1996. Prior to that, he served as Vice President, Purchasing at Unigate Restaurants, Inc. from 1993 to September 1996.

     Loren C. Pannier was appointed Senior Vice President, Investor Relations in September 1996 and served as Senior Vice President, Purchasing/Distribution from January 1996 to September 1996. Mr. Pannier also served as Chief Financial Officer of the Company from 1980 to May 1995. Mr. Pannier has been a Senior Vice President since 1980, and he has been employed by the Company for over 26 years.

ITEM 2. PROPERTIES

     The following table sets forth information regarding the Company's restaurant properties at January 25, 1999:

                                                   LAND AND   LAND LEASED    LAND AND
                                                   BUILDING   AND BUILDING   BUILDING
                                                    OWNED        OWNED        LEASED    TOTAL
                                                   --------   ------------   --------   -----
Carl's Jr.:
  Company-operated...............................     89           83           367       539
  Franchisee-operated(1).........................     10            6            97       113
  Third party-operated/vacant(2).................      7            2            39        48
                                                     ---          ---         -----     -----
          Subtotal...............................    106           91           503       700
                                                     ---          ---         -----     -----
Hardee's:
  Company-operated...............................    629          239           535     1,403
  Franchisee-operated(1).........................     36           32            56       124
  Third party-operated/vacant(2).................     32           13            93       138
                                                     ---          ---         -----     -----
          Subtotal...............................    697          284           684     1,665
                                                     ---          ---         -----     -----
Taco Bueno:
  Company-operated...............................     73           10            28       111
                                                     ---          ---         -----     -----
          Total..................................    876          385         1,215     2,476
                                                     ===          ===         =====     =====

---------------
(1) "Franchisee-operated" properties are those which we own or lease and lease or sublease to franchisee operators.

(2) "Third party-operated/vacant" are properties we own that are either operated by unaffiliated entities or are currently vacant.

     The terms of our leases or subleases vary in length expiring on various dates through 2023. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options. Our corporate headquarters and primary distribution center, located in Anaheim, California, are leased and contain approximately 78,000 and 102,000 square feet, respectively. We own Hardee's corporate facility in Rocky Mount, North Carolina.

ITEM 3. LEGAL PROCEEDINGS

     We are from time to time the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us and our restaurants, regardless of whether such allegations are valid or whether we are liable. We are also the subject of complaints or allegations from employees and franchisees from time to time. We believe that the lawsuits, claims and other legal matters to which we have become subject in the course of our business are not material to our financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "CKR". As of March 31, 1999, there were approximately 1,800 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock, as reported on the New York Stock Exchange Composite Tape:

                                                        HIGH     LOW
                                                       ------   ------
FISCAL 1999
  First Quarter......................................  $41.65   $28.07
  Second Quarter.....................................   40.00    27.10
  Third Quarter......................................   35.85    15.63
  Fourth Quarter.....................................   30.25    18.64
FISCAL 1998
  First Quarter......................................  $21.07   $15.19
  Second Quarter.....................................   29.96    18.49
  Third Quarter......................................   37.14    26.03
  Fourth Quarter.....................................   38.35    28.41

     The foregoing prices have been adjusted to give retroactive effect to a three-for-two stock split effected as a stock dividend in January 1997 and 10% stock dividends in February 1998 and January 1999.

     We have followed a policy of paying semiannual cash dividends, at the annual rate of $0.04 per share (adjusted to give retroactive effect to the stock split and stock dividends), during fiscal 1997. During fiscal 1998, we increased the annual rate to $0.07 per share (adjusted to give retroactive effect to the stock dividends). On March 16, 1999, our Board of Directors increased the semi-annual dividend rate to $0.04 per share and declared a $0.04 cash dividend, which is payable on April 30, 1999 to holders of record on April 9, 1999. Continued payment of dividends on our common stock will depend upon our operating results, business requirements and financial condition, and such other factors that our Board of Directors considers relevant. Our senior credit facility and certain of our debt instruments impose limitations on the amount of dividends or other distributions that we may make on our common stock.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

     The information set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Per share data has been retroactively adjusted for stock splits and stock dividends since our inception.

                     SELECTED FINANCIAL AND OPERATING DATA
  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS, RESTAURANT COUNTS, AND PERCENTAGES)

                                            FISCAL YEAR ENDED OR AS OF JANUARY 31,(1)
                                   ------------------------------------------------------------
                                    1999(2)       1998(3)      1997(4)       1996        1995
                                   ----------    ----------    --------    --------    --------
CONSOLIDATED STATEMENTS OF INCOME
  DATA:
  Total revenues(5)..............  $1,892,044    $1,149,659    $613,380    $464,667    $442,942
  Operating income...............     168,220        86,191      44,139      27,000       9,741
  Interest expense...............      43,453        16,914       9,877      10,004       9,202
  Net income(6)..................      77,712        46,757      22,302      10,952       1,264
  Net income per
     share -- diluted............  $     1.45    $     0.97    $   0.61    $   0.33    $   0.04
  Weighted average shares
     outstanding -- diluted......      56,714        48,121      36,603      33,611      33,971
  Cash dividends paid per common
     share.......................  $     0.07    $     0.07    $   0.04    $   0.04    $   0.04
  Ratio of earnings to fixed
     charges(7)..................        2.9x          3.3x        2.9x        2.0x        1.1x
CONSOLIDATED BALANCE SHEET DATA:
  Total assets...................  $1,496,914    $  957,144    $410,367    $248,009    $244,361
  Total long-term debt and
     capital lease obligations,
     including current portion...     625,393       216,905      86,993      82,423      81,618
  Stockholders' equity...........  $  586,842    $  498,512    $214,804    $101,189    $ 88,474

---------------
(1) Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31.

(2) Fiscal 1999 includes operating results of FEI from and after April 1, 1998.

(3) Fiscal 1998 includes operating results of Hardee's from and after July 15, 1997. Share and per share data were also affected during fiscal 1998 by a public offering of 10,088,375 shares of common stock, completed in July 1997.

(4) Share and per share data were affected during fiscal 1997 by a public offering of 5,218,125 shares of common stock, completed in November 1996.

(5) Fiscal 1999, 1998 and 1997 include $135.1 million, $195.2 million and $94.3 million, respectively, of revenues generated from other restaurant concepts we acquired during fiscal 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(6) Net income for fiscal 1999 includes an extraordinary gain of $3.3 million, net of applicable income tax expense, on early retirement of debt.

(7) For purposes of calculating the ratio of earnings to fixed charges (a) earnings represent income before income taxes and extraordinary item and fixed charges, and (b) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations, amortization of debt issuance costs and a portion of rental expense that is representative of the interest factor (deemed by us to be one-third).

                                                         FISCAL YEAR ENDED JANUARY 31,(1)
                                     -------------------------------------------------------------------------
                                         1999             1998             1997           1996         1995
                                     -------------   --------------   --------------   ----------   ----------
CARL'S JR. RESTAURANTS
Restaurants open (at end of fiscal
  year):
  Company-operated(2)..............          539              443              415            394          383
  Franchised and licensed..........          322              265              258            273          277
                                      ----------       ----------       ----------     ----------   ----------
          Total....................          861              708              673            667          660
                                      ==========       ==========       ==========     ==========   ==========
Systemwide restaurant revenues:
  Company-operated restaurants.....   $  535,038       $  488,495       $  443,304     $  389,214   $  364,278
  Franchised and licensed
     restaurants...................      261,341          214,534          204,700        193,984      201,170
                                      ----------       ----------       ----------     ----------   ----------
          Total systemwide
            revenues...............   $  796,379       $  703,029       $  648,004     $  583,198   $  565,448
                                      ==========       ==========       ==========     ==========   ==========
Average annual sales per company-
  operated restaurant(3)...........   $    1,185       $    1,157       $    1,114     $    1,006   $      966
Percentage increase (decrease) in
  comparable company-operated
  restaurant sales(4)..............          3.0%             4.8%            10.7%           4.4%        (3.8)%
Company-operated restaurant-level
  operating margins................         25.9%            24.2%            23.1%          21.3%        18.4%

                                        FISCAL          28 WEEKS         28 WEEKS         FISCAL YEAR ENDED
                                      YEAR ENDED         ENDED            ENDED             DECEMBER 31,
                                      JANUARY 31,     JANUARY 31,        JULY 15,      -----------------------
                                     1999(1)(2)(6)     1998(2)(7)        1997(2)        1996(2)      1995(2)
                                     -------------   --------------   --------------   ----------   ----------
HARDEE'S RESTAURANTS(5)
Restaurants open (at end of
  period):
  Company-operated(8)..............        1,403              863              782            808          733
  Franchised and licensed..........        1,401            2,175            2,329          2,417        2,600
                                      ----------       ----------       ----------     ----------   ----------
          Total....................        2,804            3,038            3,111          3,225        3,333
                                      ==========       ==========       ==========     ==========   ==========
Systemwide restaurant revenues:
  Company-operated restaurants.....   $1,063,075       $  339,942       $  346,481     $  645,409   $  596,593
  Franchised and licensed
     restaurants...................    1,412,929        1,123,034        1,152,442      2,350,733    2,582,514
                                      ----------       ----------       ----------     ----------   ----------
          Total systemwide
            revenues...............   $2,476,004       $1,462,976       $1,498,923     $2,996,142   $3,179,107
                                      ==========       ==========       ==========     ==========   ==========
Average annual sales per company-
  operated restaurant(3)...........   $      793       $      803       $      831     $      848   $      888
Percentage decrease in comparable
  company-operated restaurant
  sales(4).........................         (7.5)%           (7.2)%           (0.4)%         (4.4)%       (6.8)%
Company-operated restaurant-level
  operating margins................         16.7%            12.9%             7.8%           6.2%         8.4%

---------------
(1) Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31.

(2) The 63 company-operated Carl's Jr./Hardee's dual-brand restaurants operating in Oklahoma, Kansas and Texas and the nine franchised Carl's Jr./Hardee's dual-brand restaurants operating in Oklahoma and Colorado are included in the number of Carl's Jr. restaurants open at January 31, 1999. The operating results of these restaurants, however, are included in the Hardee's financial information.

(3) Calculated on a 52- or 53-week trailing basis for all years presented.

(4) Includes only restaurants open throughout the full years being compared.

(5) Except as otherwise noted, company-operated Hardee's restaurant data for the two fiscal years ending December 31, 1996 and for the 28 weeks ended July 15, 1997 excludes the results of Hardee's restaurants sold or closed prior to December 31, 1996 and July 15, 1997, respectively.

(6) Fiscal 1999 includes operating results of FEI from and after April 1, 1998.

(7) Includes results of operations for Hardee's from and after July 15, 1997.

(8) The number of company-operated restaurants open at December 31, 1995 excludes 131 restaurants that were closed on or prior to December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes and "Selected Financial and Operating Data" included elsewhere in this Form 10-K.

                                    OVERVIEW

     We are a leading nationwide owner, operator and franchisor of quick-service restaurants, operating principally under the Carl's Jr., Taco Bueno and Hardee's brand names. Based on domestic systemwide sales, our Hardee's and Carl's Jr. chains are the fourth and seventh largest quick-service hamburger restaurant chains in the United States, respectively. As of January 31, 1999, the Carl's Jr. system included 861 restaurants, of which we operated 539 restaurants and our franchisees and licensees operated 322 restaurants. The Carl's Jr. restaurants are located in the Western United States, predominantly in California with 63 company-operated Carl's Jr./Hardee's dual-brand restaurants operating in Texas, Kansas and Oklahoma and nine franchised Carl's Jr./Hardee's dual-brand restaurants operating in Oklahoma and Colorado. Operating results for these Carl's Jr./Hardee's dual-brand restaurants for fiscal 1999 and 1998 are included in the Hardee's financial information. Beginning in fiscal 2000, the operating results of these restaurants will be included in the Carl's Jr. financial information. As of January 31, 1999, the Hardee's system consisted of 2,804 restaurants, of which we operated 1,403 restaurants and our franchisees and licensees operated 1,401 restaurants. Hardee's are located throughout the Eastern and Midwestern United States, predominantly in the Southeast. As of January 31, 1999, we also operated 111 Taco Bueno quick-service Mexican restaurants in Texas and Oklahoma.

     Carl N. Karcher, our founder, opened the first Carl's Jr. restaurant in 1956 in Anaheim, California. After an extended period of growth, we made strategic decisions and experienced operational difficulties in the early 1990s, which adversely impacted our sales and profitability. At that time, in response to the introduction of value pricing by our quick-service restaurant competitors, we reduced prices and initiated an extensive value-priced menu advertising campaign. Beginning in October 1994, we hired a new management team, which began implementing a variety of strategic and operational programs designed to revitalize the Carl's Jr. brand and improve financial results. We renewed our focus on offering superior products, eliminated most value-priced menu items, launched a new advertising campaign, began a dual-branding program with The Green Burrito and started a remodeling program for Carl's Jr. restaurants. We also were successful in reducing expenses at both the corporate and restaurant operating levels. As a result of these strategies, we experienced significant improvements in sales and operating results in fiscal 1996, 1997, 1998 and 1999. We completed this remodeling program in December 1997 and continue to implement our dual-branding program and focus on reducing expenses. We believe we will continue to benefit from such activities in the future.

     We believe our acquisitions of Hardee's in July 1997 and FEI in April 1998 allowed us to significantly expand the scope of our operations and to become one of the leading nationwide operators of quick-service hamburger restaurants. Because of the significant effect of the acquisitions of Hardee's and FEI on our results of operations, our historical results of operations and year-to-year comparisons will not be indicative of future results and may not be meaningful. Operating results of Hardee's and FEI are included in our results of operations from July 15, 1997 and April 1, 1998, respectively. We acquired Taco Bueno and certain other restaurant concepts in fiscal 1997, and our results of operations for fiscal 1999, 1998 and 1997 include $135.1 million, $195.2 million and $94.3 million, respectively, of revenues generated by these restaurants.

     We derive our revenues primarily from sales by company-operated restaurants and revenues from franchisees, including franchise and royalty fees, sales to Carl's Jr. franchisees and licensees of food and packaging products, rentals under real property leases and revenues from the sale of equipment to our franchisees. Restaurant operating expenses consist primarily of food and packaging costs, payroll and other employee benefits and occupancy and other operating expenses of company-operated restaurants. Operating costs of our franchised and licensed restaurants include the cost of food and packaging products sold to Carl's Jr.'s franchisees and licensees, lease payments on properties subleased to our franchisees and the costs of equipment purchases. Hardee's had previously established allowances for certain franchisee notes receivable based upon the historical collection rates experienced by them. Since our acquisition, we have worked to restore Hardee's relationships with its franchisees. As a result of the improved relations with our franchisees and their improved operating performance, the collection rate on notes receivable has improved. As such, in fiscal 1999, we have reversed approximately $9.7 million of allowances as the previously established amounts proved to be unnecessary. Other operating expenses, including advertising expenses and general and administrative expenses, relate to company-operated restaurants as well as franchisee and licensee operations. Our revenues and expenses are directly affected by the number and sales volume of company-operated restaurants and, to a lesser extent, of franchised and licensed restaurants.

                             RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in our consolidated statements of income for the years indicated:

                                                              FISCAL YEAR ENDED JANUARY 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenues:
  Company-operated restaurants..............................    91.6%      88.9%      87.5%
  Franchised and licensed restaurants and other.............     8.4       11.1       12.5
                                                               -----      -----      -----
          Total revenues....................................   100.0%     100.0%     100.0%
                                                               =====      =====      =====
Operating costs and expenses:
  Restaurant operations(1):
     Food and packaging.....................................    30.0%      30.7%      30.6%
     Payroll and other employee benefits....................    30.9       30.5       27.9
     Occupancy and other operating expenses.................    19.5       20.2       20.6
                                                               -----      -----      -----
                                                                80.4       81.4       79.1
  Franchised and licensed restaurants and other(2)..........    67.0       73.7       94.9
  Advertising expenses(1)...................................     6.1        5.7        5.9
  General and administrative expenses.......................     6.3        6.9        6.5
Operating income............................................     8.9        7.5        7.2
Interest expense............................................    (2.3)      (1.5)      (1.6)
Other income (expense), net.................................      --        0.7        0.4
                                                               -----      -----      -----
Income before income taxes and extraordinary item...........     6.6        6.7        6.0
Income tax expense..........................................     2.7        2.6        2.4
                                                               -----      -----      -----
Income before extraordinary item............................     3.9        4.1        3.6
Extraordinary item -- gain on early retirement of debt......     0.2         --         --
                                                               -----      -----      -----
Net income..................................................     4.1%       4.1%       3.6%
                                                               =====      =====      =====

---------------
(1) As a percentage of revenues from company-operated restaurants.

(2) As a percentage of revenues from franchised and licensed restaurants and other.

FISCAL 1999 COMPARED WITH FISCAL 1998 AND FISCAL 1998 COMPARED WITH FISCAL 1997

REVENUES

     Company-operated Restaurants. Revenues from company-operated restaurants increased $709.8 million or 69.4% to $1.732 billion in fiscal 1999 as compared with fiscal 1998. Carl's Jr., Hardee's and Taco Bueno company-operated restaurant revenues for the year accounted for sales increases of $46.5 million, $723.1 million and $7.2 million, respectively, offset in part by the decrease in revenues from our HomeTown Buffet and Casa Bonita concepts, which were disposed of in connection with the initial public offering of Star Buffet, Inc. ("Star Buffet") in September 1997, and our JB's Restaurants and Galaxy Diner restaurants which were sold to SBRG in September 1998. On a same-store sales basis, our Carl's Jr. sales increased 3.0%, marking the fourth consecutive annual increase in same-store sales for the Carl's Jr. chain. Same-store sales for our company-operated Taco Bueno restaurants increased 7.3%, while same-store sales for our company-operated Hardee's restaurants decreased 7.5%. We believe that the overall increase in revenues from company-operated Carl's Jr. restaurants can be primarily attributed to our continued focus on promoting great-tasting new and existing food products through increased advertising, the continuation of our conversion of existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, the image enhancement of our restaurants through a chain-wide remodeling program which was completed in December 1997 and an increase in the number of company-operated restaurants in operation in fiscal 1999 as compared with fiscal 1998. Taco Bueno's increase in revenues is due in part to a new advertising campaign, which also focuses on great-tasting food products, and the systemwide installation of new menu boards and all-you-can-drink beverage bars. We also began an image enhancement program for our Taco Bueno restaurants and are focusing on real estate that is better located and more heavily trafficked than the properties previously targeted for new Taco Bueno restaurants. The four Taco Bueno restaurants that have opened since October 1997 have average unit volumes significantly higher than the rest of the system. The revenue increase from our Hardee's restaurants was also driven by including a full year of operations of the restaurants initially acquired in July 1997 and by our acquisitions of FEI and other franchised restaurants during fiscal 1999. We attribute much of the decrease in same-store sales at Hardee's to menu deletions made, as well as our discontinuation of promotional discounting and monthly new product introductions. The particularly harsh weather experienced in the Southeast and Midwest during the fourth quarter of fiscal 1999 was also a contributing factor. Average unit volumes at our company-operated Carl's Jr. and Taco Bueno restaurants continue to rise and increased 2% to $1,185,000 and 9% to $744,000, respectively, as of January 31, 1999 for the trailing 52-week period as compared with the prior year. Average unit volumes at our company-operated Hardee's restaurants ended the fiscal year at $793,000.

     Revenues from company-operated restaurants increased $485.6 million or 90.5% to $1.022 billion in fiscal 1998 as compared with fiscal 1997. Carl's Jr. company-operated restaurant revenues for the year accounted for sales increases of $45.2 million. Our Hardee's and Taco Bueno restaurants contributed $339.9 million and $51.8 million, respectively, to the increase. Offsetting these increases is the loss of revenues from our HomeTown Buffet and Casa Bonita restaurants that were disposed of in connection with the initial public offering of Star Buffet in September 1997. On a same-store sales basis, our Carl's Jr. sales increased 4.8%, marking the third consecutive annual increase in same-store sales for the Carl's Jr. chain. Same-store sales for Taco Bueno restaurants increased 6.2%, while same-store sales from company-operated Hardee's restaurants decreased 7.2% since the date of acquisition. The increase in revenues from company-operated Carl's Jr. restaurants was primarily the result of continued momentum in our various sales enhancement programs, including the continuation of conversion of existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, continued focus on promoting great-tasting new and existing food products through increased innovative advertising and the image enhancement of our restaurants through a chain-wide remodeling program. Also contributing to the increase in sales at our Carl's Jr. restaurants was our introduction of the Charbroiled Sirloin Steak Sandwich in the fourth quarter of fiscal 1998, which has recorded the highest sales levels for any new product offering in the past 11 years. The decrease in same-store sales for Hardee's can be attributed to several factors, including the paring down of Hardee's oversized menu and the discontinuation of monthly new product introductions.

     Franchised and Licensed Restaurants. Our revenues from franchised and licensed restaurants for fiscal 1999 increased $32.6 million, or 25.6%, to $159.8 million over fiscal 1998. This increase is mainly due to the addition of a full year of royalties earned by Hardee's franchise system and a full year of equipment sales to Hardee's franchisees, offset in part by the conversion of certain Hardee's franchised restaurants into company-operated restaurants, including our purchase of FEI in April 1998. A large part of the increase can also be attributed to increased royalties from, and food purchases by, Carl's Jr. franchisees and licensees as a result of higher sales volume at franchised and licensed Carl's Jr. restaurants and the increase in the number of Carl's Jr. franchised restaurants operating in fiscal 1999 as compared with fiscal 1998. Our revenues from franchised and licensed restaurants in fiscal 1998 increased $50.6 million, or 66.1%, to $127.2 million over fiscal 1997. This increase is principally due to royalties earned by Hardee's franchise system, equipment sales to Hardee's franchisees and to increased royalties from, and food purchases by, Carl's Jr. franchisees and licensees as a result of higher sales volume at franchised and licensed Carl's Jr. restaurants.

OPERATING COSTS AND EXPENSES

     Restaurant Operations. Restaurant-level operating margins of our consolidated restaurant operations increased in fiscal 1999 by 1.0% to 19.6% as compared with fiscal 1998, primarily reflecting the improvement in operating margins at each of the Company's three core concepts and the disposal of our remaining higher-cost family-style restaurant concepts in the third quarter of fiscal 1999. Consolidated restaurant-level operating margins decreased in fiscal 1998 by 2.3% as compared with fiscal 1997, primarily reflecting the impact of typically higher operating costs at our family-style restaurant concepts, which we acquired in the second quarter of fiscal 1997, and at Hardee's, which we acquired in the second quarter of fiscal 1998. The family-style segment of the restaurant industry typically has lower margins than the quick-service segment of the industry, mainly due to increased labor and food costs. Although Hardee's restaurant-level operating margins are substantially lower than our Carl's Jr. and Taco Bueno quick-service restaurant concepts, we have increased Hardee's company-operated restaurant-level operating margins to 16.7% for fiscal 1999, as compared with 12.9% for the 28 weeks ended January 31, 1998 and 6.2% for those restaurants open and operating as of December 31, 1996. We have accomplished this reduction of costs through the following cost-saving measures, each of which we implemented at our Carl's Jr. restaurants over the past four to five years:

     - the introduction of the Carl's Jr. labor matrix to refine labor usage;

     - a focus on safety and accident prevention as a method of lowering workers' compensation costs;

     - the reduction of food waste and theft tolerance levels; and

     - the use of purchasing synergies to lower food and paper costs.

The simplification of the Hardee's menu and conforming Hardee's depreciation policies also contributed to the increase in restaurant-level operating margins since we acquired it.

     Continued cost-saving strategies at our company-operated Carl's Jr. restaurants have caused restaurant-level operating margins for our Carl's Jr. chain to continue to increase. These margins, as a percentage of revenues from company-operated Carl's Jr. restaurants, were 25.9%, 24.2% and 23.1% in fiscal 1999, 1998 and 1997, respectively. These improved results in our Carl's Jr. restaurant-level operating margins reflect our continued commitment to improve the cost structure of our Carl's Jr. restaurants, particularly in the areas of increased purchasing synergies for food and paper, improved labor productivity and reduced workers' compensation costs.

     Our Carl's Jr. food and packaging costs continued to decrease during fiscal 1999, down 1.1% to 28.8% of revenues from company-operated Carl's Jr. restaurants in fiscal 1999, as compared with 29.9% in fiscal 1998, and 30.2% in fiscal 1997. During fiscal 1999 and 1998, food costs decreased due to the purchasing economies our Carl's Jr. chain achieved as a result of the consolidated buying power directly realized from our addition of other restaurant concepts. Partially offsetting these purchasing economies realized in fiscal 1999 and fiscal 1998, were increased pressure from commodity prices and a change in the product mix as a result of the promotion of larger, more expensive sandwiches such as the Charbroiled Sirloin Steak Sandwich, which was introduced in the fourth quarter of fiscal 1998.

     Payroll and other employee benefits for our Carl's Jr. restaurant chain, as a percentage of revenues from company-operated Carl's Jr. restaurants, have remained relatively consistent at 25.8%, 25.7% and 26.5% for fiscal 1999, 1998 and 1997, respectively. The October 1996 and September 1997 federal and March 1997 and 1998 California minimum wage increases contributed to the rise in payroll and employee benefit costs. Offsetting the impact of these partial year increases was the savings resulting from labor productivity programs implemented during fiscal 1996 to decrease costs further and improve direct labor efficiencies.

     Carl's Jr. occupancy and other operating expenses, as a percentage of revenues from company-operated Carl's Jr. restaurants, were 19.5%, 20.2%, and 20.2% in fiscal 1999, 1998 and 1997, respectively. A portion of occupancy and other operating expenses is fixed in nature, and thus falls as a percentage of company-operated revenues as revenues rise. The decrease in occupancy and other operating expenses as a percentage of company-operated restaurants in fiscal 1999, as compared with fiscal 1998, is largely due to our efforts to maintain costs at the prior fiscal year levels in conjunction with the fixed nature of the expenses and the increase in revenues in fiscal 1999. These costs increased in fiscal 1998 as compared with fiscal 1997, primarily due to increased equipment costs as we implemented updated data technology at our restaurants and increased utility and depreciation expenses in connection with the remodeling of our Carl's Jr. restaurants.

     Taco Bueno's restaurant-level operating margins increased 0.6% to 25.2% of revenues in fiscal 1999 as compared with fiscal 1998 restaurant-level operating margins of 24.6%. This increase was primarily due to the fixed nature of occupancy and other operating expenses combined with an increase in revenues, as well as the savings achieved from implementing some of the same labor productivity programs successfully implemented at our Carl's Jr. restaurants in the past four to five years. Offsetting these benefits was the negative impact of the increased commodity costs for cheese and tomatoes and increased lease expense for the new point of sale equipment installed in all of our Taco Bueno restaurants.

     Franchised and Licensed Restaurants. Franchised and licensed restaurant and other costs increased 14.1% to $107.0 million in fiscal 1999 over fiscal 1998 and 29.0% to $93.8 million in fiscal 1998 over fiscal 1997. These increases are primarily due to increased food and other products purchased from us by Carl's Jr. franchisees and licensees as well as the costs associated with administering the Hardee's franchise system. As a percentage of revenues from franchised and licensed restaurants, these costs decreased 6.8% in fiscal 1999 and 21.2% in fiscal 1998, as compared with fiscal 1998 and 1997, respectively. The cost structure associated with the Hardee's franchise operations is substantially lower than that associated with the Carl's Jr. franchise operations. While Carl's Jr. earns its income from both royalties paid and food purchases by franchisees, Hardee's earns substantially all of its franchised restaurant revenue from royalties paid because its franchisees purchase food, supplies and other products from independent vendors and distributors.

     Advertising Expenses. Advertising expenses increased $47.0 million in fiscal 1999 over fiscal 1998, and $26.6 million in fiscal 1998 over fiscal 1997, principally due to increased advertising support for Hardee's. Advertising has become increasingly important in the current competitive environment, and, as a result, advertising expenses have increased in terms of dollars spent in fiscal 1999 and 1998 as compared with the prior fiscal years.

     General and Administrative Expenses. General and administrative expenses increased $39.8 million to $118.7 million in fiscal 1999 over fiscal 1998 and $38.9 million to $78.9 million in fiscal 1998 over fiscal 1997. General and administrative expenses were 6.3%, 6.9% and 6.5% of total revenues in fiscal 1999, 1998 and 1997, respectively. The increases in fiscal 1999 and 1998 in terms of dollars spent are primarily the result of the added expense of supporting Hardee's restaurant operations. Hardee's general and administrative expenses as a percentage of total revenues were approximately 5.9% for fiscal 1999 as compared with 7.6% for the period of fiscal 1998 under our ownership and 10.7% of Hardee's total revenues at the end of calendar year 1996 under previous ownership. General and administrative expenses have also increased in both fiscal 1999 and fiscal 1998 due to recording incentive compensation accruals for regional restaurant management and selected corporate employees for improved operating performance. The decrease in general and administrative expenses as a percentage of total revenues in fiscal 1999 over fiscal 1998 also reflects the economies of scale we are realizing by absorbing certain costs associated with FEI into our existing infrastructure.

INTEREST EXPENSE

     Interest expense for fiscal 1999 increased $26.5 million to $43.5 million as compared with fiscal 1998 due to higher levels of borrowings outstanding and the assumption of capital lease obligations as a result of the acquisitions of Hardee's in July 1997 and FEI in April 1998. Interest expense for fiscal 1998 increased $7.0 million to $16.9 million as compared with fiscal 1997, primarily as a result of additional borrowings required to complete the Hardee's acquisition and the write-off of certain loan fees associated with the termination or repayment of our previous credit agreements, partially offset by a reduction in interest rates. As a result of the refinancing of the term loan under our senior credit facility in March 1999 with the proceeds of senior subordinated notes bearing interest at 9.125%, as well as other changes to our senior credit facility, we expect our overall average interest rate to increase in fiscal 2000.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net, mainly consists of interest income, lease income, dividend income, gains and losses on sales of restaurants, income and loss on long-term investments, property management expenses and other non-recurring income and expenses. Other income (expense), net, decreased $8.0 million in fiscal 1999 and increased $4.9 million in fiscal 1998, as compared with the respective prior fiscal years. The decrease in fiscal 1999 was primarily due to a $15.0 million charge to our investment in Boston West, offset in part by a non-recurring gain of $10.3 million resulting from the disposition of our investment in Star Buffet. Decreases in lease, dividend and interest income, as well as larger losses recorded from our investment in Rally's have also contributed to the overall decrease. The increase in fiscal 1998 generally resulted from interest income earned on our note receivable from Checkers and amortization of the related discount along with lease and dividend income recorded from our long-term investment in Boston West.

EXTRAORDINARY ITEM

     During the third quarter of fiscal 1999, our Board of Directors approved the buyback of up to $50.0 million aggregate principal amount of convertible subordinated notes. In fiscal 1999, we repurchased $35.0 million of convertible subordinated notes for $28.8 million in cash, including accrued interest thereon. In connection with this repurchase, we recognized an extraordinary gain on the early retirement of debt of $3.3 million, net of applicable taxes of $2.1 million.

IMPACT OF INFLATION

     Inflation has an impact on food, construction, occupancy, labor and benefit costs, all of which can significantly affect our operations. Historically, we have been able to pass any higher costs due to these inflationary factors along to our customers because those factors have affected nearly all restaurant companies. During fiscal 1999, 1998 and 1997, however, we have emphasized cost controls rather than price increases, given the price competitiveness of the quick-service restaurant industry.

SEASONALITY

     Our business is affected by seasonality. Average restaurant sales are normally higher in the summer months than during the winter months for each of our restaurant concepts. In comparison with our other restaurant concepts, the weather has a greater impact on average restaurant sales at our Hardee's restaurants, because a significant number of them are located in rural areas that experience severe winter conditions without the benefit of municipal storm services typical of more urban areas.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $10.1 million to $40.3 million in fiscal 1999. In fiscal 1999, we generated cash flows from operating activities of $172.7 million, compared with $72.1 million in fiscal 1998. This increase was mainly due to the added operations of our Hardee's restaurants and increased revenues and improved operating margins at our Carl's Jr. and Taco Bueno restaurants.

     Investing activities absorbed $499.7 million of our cash to fund capital additions of $124.3 million and to complete the acquisition of FEI and other Hardee's franchised restaurants for $406.4 million, net of cash acquired. Partially generating some of the funds necessary for these investments were the proceeds of $12.5 million from the sale of our investment in Star Buffet, $10.7 million from the sale of property and equipment to our franchisees, and $8.5 million from collections on and sale of notes receivable, related party receivables and leases receivable.

     Financing activities provided us with $337.2 million in cash, primarily from the net proceeds of $197.2 million principal amount of convertible subordinated notes and additional borrowings under our senior credit facility. Cash flows from operating and financing activities were mainly used to acquire FEI and certain other Hardee's franchised restaurants, to repay existing indebtedness of $151.7 million, to fund the remodeling of our Hardee's restaurants to the new Star Hardee's format and convert certain Carl's Jr. restaurants to the Carl's Jr./Green Burrito dual-brand concepts, to pay $10.4 million of deferred financing costs associated with our acquisition of FEI, to repay $8.7 million in capital lease obligations and to pay dividends of $3.7 million. Exercises of stock options and the related tax benefit provided us with an additional $12.7 million.

     On March 4, 1999, we completed a private placement of $200.0 million aggregate principal amount of 9.125% senior subordinated notes due 2009. We received net proceeds of $194.8 million, of which $190.0 million was used to repay outstanding term loan balances under our senior credit facility. The indenture relating to the senior subordinated notes imposes certain restrictions on our ability (and the ability of our subsidiaries) to incur indebtedness, pay dividends on, redeem or repurchase our capital stock, make investments, incur liens on our assets, sell assets other than in the ordinary course of business, and enter into certain transactions with our affiliates. The senior subordinated notes represent unsecured general obligations subordinate in right of payment to our senior indebtedness, including our senior credit facility.

     In connection with our private placement of senior subordinated notes, we also amended and restated our senior credit facility to increase the lenders' commitments under our revolving credit facility to $500.0 million from $250.0 million. Commitments under the amended senior credit facility will be reduced after two years by at least $50.0 million each year. We also increased our letter of credit sub-facility to $75.0 million from $65.0 million, and changed the maturity date of the senior credit facility to February 2004. The term loan component of the senior credit facility was eliminated as a result of these transactions. Additional borrowings under the senior credit facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions. We will be required to repay borrowings under the senior credit facility with the proceeds from (1) certain asset sales (unless the net proceeds of such sales are reinvested in our business), (2) the issuance of certain equity securities or (3) the issuance of additional indebtedness. Of the various options we have regarding interest rates, we have selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

     Our senior credit facility contains the following significant covenants:

     - restrictions on our ability to incur additional indebtedness and incur liens on our assets, subject to specified exceptions;

     - requirements that we satisfy specified financial tests as a precondition to our acquisition of other businesses; and

     - limitations on making capital expenditures and certain restricted payments (including dividends and repurchases of stock) subject in certain circumstances to specified financial tests.

     In addition, we are required to comply with minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios. As of January 31, 1999, we were in compliance with all of our debt covenants.

     On March 13, 1998, we completed a private placement of $197.2 million aggregate principal amount of convertible subordinated notes. Net proceeds from this offering were $192.3 million, of which we used $24.1 million to repay indebtedness under the senior credit facility. The convertible subordinated notes, which represent unsecured general obligations subordinate in right of payment to our other obligations, including our senior credit facility and our senior subordinated notes, are due in 2004, are convertible into our common stock at a conversion price of $43.82 (adjusted for the 10% stock dividend paid on January 11, 1999) and carry a 4.25% coupon. The remaining net proceeds from the convertible subordinated notes, together with borrowings under our senior credit facility, were used to fund the acquisition of FEI on April 1, 1998 (see
Note 2 of Notes to Consolidated Financial Statements). As of January 31, 1999, we have repurchased $35.0 million aggregate principal amount of convertible subordinated notes for $28.8 million in cash, including accrued interest thereon. Subsequent to fiscal 1999, we repurchased an additional $3.0 million aggregate principal amount of convertible subordinated notes for $2.5 million in cash, including accrued interest thereon. The repurchase of the convertible subordinated notes was funded by a combination of cash flows from operations and borrowings under our senior credit facility.

     Our primary source of liquidity is our revenues from company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new restaurants, the remodeling of our Hardee's restaurants to the Star Hardee's format, the remodeling of existing Taco Bueno restaurants, purchases of Hardee's franchised restaurants, the conversion of restaurants to the Carl's Jr./Green Burrito dual-brand concepts and capital expenditures to be incurred in connection with our integration of Hardee's. In addition, we continue to discuss certain post-closing purchase price adjustments arising from the Hardee's acquisition with Imasco Holdings, Inc. We believe that any payments required or to be received as a result of such purchase price adjustments would not materially affect our financial condition.

     In light of the success of the Carl's Jr. and Taco Bueno chains and the progress of the turnaround at Hardee's, we have established new goals for our future development. We intend to open 75 to 100 company-operated Carl's Jr. restaurants in fiscal 2000, 125 to 150 restaurants in fiscal 2001 and 200 restaurants in fiscal 2002. Taco Bueno anticipates opening up to 15, 25 and 35 new company-operated restaurants in fiscal 2000, 2001 and 2002, respectively. We intend to open 25, 50 and 100 new company-operated Star Hardee's restaurants over the next three fiscal years, respectively.

     The quick-service restaurant business generally receives simultaneous cash payment for sales. We presently reinvest the majority of the net cash flow from operations in long-term assets, primarily for the remodeling and construction of restaurants. Normal operating expenses for inventories and current liabilities normally carry longer payment terms (usually 15 to 30 days). As a result, we typically maintain current liabilities in excess of current assets.

     We believe that cash generated from our various restaurant concept operations, along with cash and cash equivalents on hand as of January 31, 1999 and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the foreseeable future. Including the effect of the issuance of the senior subordinated notes and related transactions, we had $291.3 million of borrowings available to us under our senior credit facility at January 31, 1999. If those sources of capital are insufficient to satisfy our capital spending and working capital requirements, or if we determine to make any significant acquisitions of or investments in other businesses, we may be required to sell additional equity or debt securities or obtain additional credit facilities. In addition, substantially all of the real properties we own and use for our restaurant operations are unencumbered and could be used by us as collateral for additional debt financing or could be sold and subsequently leased back to us. We have had discussions with respect to such transactions with prospective financing sources from time to time. We cannot assure you, however, that real estate financing or other financing could be obtained on acceptable terms. Any sales of additional equity or debt securities could result in additional dilution to our stockholders.

YEAR 2000

     We are currently working to resolve the potential impact of the Y2K on the processing of data-sensitive information by our computerized information systems. Y2K problems are the result of computer programs being written using two-digits (rather than four) to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     We have investigated the impact of a Y2K problem on our business, including our operational, information and financial systems. Based on this investigation, we do not expect a Y2K problem, including the cost of making our computerized information systems Y2K compliant, to have a material adverse impact on our financial position or results of operations in future periods. However, our inability to resolve all potential Y2K problems in a timely manner could have a material adverse impact on us.

     We have also initiated communications with significant suppliers and vendors on which we rely in an effort to determine the extent to which our business is vulnerable to the failure by these third parties to remediate their Y2K problems. While we have not been informed of any material risks associated with a Y2K problem for these entities, we cannot assure you that the computerized information systems of these third parties will be Y2K compliant on a timely basis. The inability of these third parties to remediate their Y2K problems could have a material adverse impact on us.

     We have completed a review of our information systems and are involved in a comprehensive program to upgrade computer systems and applications in connection with our effort to fully integrate our recent restaurant acquisitions. In conjunction with this computer upgrade process, we believe we will have addressed any potential Y2K issues. Total expenditures related to the upgrade of the information systems are expected to range from $18.0 million to $20.0 million and will be capitalized or expensed in accordance with generally accepted accounting principles. Through January 31, 1999, we have incurred approximately $13.5 million of expenditures consisting of hardware and software purchases, internal staff costs and outside consulting and other expenditures related to this upgrade process. These costs are being funded through operating cash flows.

     We have developed or are in the process of developing contingency plans to handle our most reasonably likely worst case Y2K scenarios, which we have not yet identified fully. We intend to complete our determination of worst case scenarios after we have received and analyzed responses to substantially all of the inquiries we have made of third-parties. Following this analysis, which we expect to have completed by July 1999, we intend to develop a timetable for completing our contingency plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     Our principal exposure to financial market risks is the impact that interest rate changes could have on our $500.0 million senior credit facility, of which $349.1 million remained outstanding as of January 31, 1999. Borrowings under our senior credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 6.82% in fiscal 1999). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $1.6 million in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility, and, except for the repayment of $190.0 million in March 1999 with the proceeds of our fixed-rate senior subordinated notes, assumes no change in the volume, index or composition of debt at January 31, 1999. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

  Commodity Price Risk

     We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. Typically we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices could result in lower restaurant-level operating margins for our restaurant concepts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 25, 1999. Information concerning the current executive officers of the Company is contained in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information pertaining to executive compensation is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 25, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 25, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information pertaining to certain relationships and related transactions is hereby incorporated by reference to the Company's Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 25, 1999.

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

                                          Date: April 23, 1999

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
               /s/ WILLIAM P. FOLEY II                 Chairman of the Board and Chief   April 23, 1999
-----------------------------------------------------         Executive Officer
                 William P. Foley II                     (Principal Executive Office)

                 /s/ CARL A. STRUNK                    Executive Vice President, Chief   April 23, 1999
-----------------------------------------------------    Financial Officer (Principal
                   Carl A. Strunk                          Financial and Accounting
                                                                   Officer)

                /s/ BYRON ALLUMBAUGH                               Director              April 23, 1999
-----------------------------------------------------
                  Byron Allumbaugh

                   /s/ PETER CHURM                                 Director              April 23, 1999
-----------------------------------------------------
                     Peter Churm

                 /s/ CARL L. KARCHER                               Director              April 23, 1999
-----------------------------------------------------
                   Carl L. Karcher

                 /s/ CARL N. KARCHER                               Director              April 23, 1999
-----------------------------------------------------
                   Carl N. Karcher

                 /s/ DANIEL D. LANE                       Vice Chairman of the Board     April 23, 1999
-----------------------------------------------------
                   Daniel D. Lane

                /s/ W. HOWARD LESTER                               Director              April 23, 1999
-----------------------------------------------------
                  W. Howard Lester

                 /s/ FRANK P. WILLEY                               Director              April 23, 1999
-----------------------------------------------------
                   Frank P. Willey

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
(a)(1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:
        Independent Auditors' Report................................    F-1
        Consolidated Balance Sheets -- as of January 31, 1999 and
        1998........................................................    F-2
        Consolidated Statements of Income -- for the years ended
        January 31, 1999, 1998
        and 1997....................................................    F-3
        Consolidated Statements of Stockholders' Equity -- for the
        years ended January 31,
        1999, 1998 and 1997.........................................    F-4
        Consolidated Statements of Cash Flows -- for the years ended
        January 31, 1999, 1998
        and 1997....................................................    F-5
        Notes to Consolidated Financial Statements..................    F-6

(a)(2)  INDEX TO FINANCIAL STATEMENT SCHEDULES:
        Schedule II -- Valuation and Qualifying Accounts............    S-1
        All other schedules are omitted since the required
        information is not present in amounts sufficient to require submission of the schedule, or because the information
        required is included in the consolidated financial
        statements or the notes thereto.

(a)(3)  EXHIBITS:
        An "Exhibit Index" has been filed as a part of this Form
        10-K beginning on page E-1 hereof and is incorporated herein by reference.

(b)     CURRENT REPORTS ON FORM 8-K:
        None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CKE Restaurants, Inc. and Subsidiaries:

     We have audited the accompanying consolidated financial statements of CKE Restaurants, Inc. and Subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and Subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1999 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Orange County, California
March 18, 1999

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   JANUARY 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
                                                              (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $   40,297    $ 30,158
  Accounts receivable, net..................................      46,820      27,317
  Related party receivables.................................       1,474       1,171
  Inventories...............................................      22,507      17,024
  Prepaid expenses..........................................      12,349      13,045
  Other current assets......................................      10,845       3,217
                                                              ----------    --------
          Total current assets..............................     134,292      91,932
Property and equipment, net.................................     940,178     627,026
Property under capital leases, net..........................      81,895      47,528
Long-term investments.......................................      34,119      48,089
Notes receivable............................................       7,898      11,162
Related party receivables...................................       7,020       7,626
Costs in excess of net assets acquired, net.................     252,035      95,744
Other assets................................................      39,477      28,037
                                                              ----------    --------
                                                              $1,496,914    $957,144
                                                              ==========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................  $    4,273    $ 15,812
  Current portion of capital lease obligations..............       7,838       5,499
  Accounts payable..........................................      88,462      57,991
  Other current liabilities.................................     101,074      88,297
                                                              ----------    --------
          Total current liabilities.........................     201,647     167,599
                                                              ----------    --------
Long-term debt..............................................     360,684     138,793
Convertible subordinated debt...............................     162,225          --
Capital lease obligations...................................      90,373      56,801
Deferred income taxes, net..................................      15,029       5,675
Other long-term liabilities.................................      80,114      89,764

Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
     shares; none issued or outstanding.....................          --          --
  Common stock, $.01 par value; authorized 100,000,000
     shares; issued and outstanding 51,850,249 shares and
     51,175,496 shares......................................         519         512
  Additional paid-in capital................................     380,423     366,063
  Retained earnings.........................................     205,900     131,937
                                                              ----------    --------
          Total stockholders' equity........................     586,842     498,512
                                                              ----------    --------
                                                              $1,496,914    $957,144
                                                              ==========    ========

See accompanying notes to consolidated financial statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               FISCAL YEAR ENDED JANUARY 31,
                                                          ---------------------------------------
                                                             1999           1998          1997
                                                          -----------    -----------    ---------
                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues:
  Company-operated restaurants..........................  $1,732,221     $1,022,453     $536,808
  Franchised and licensed restaurants and other.........     159,823        127,206       76,572
                                                          ----------     ----------     --------
          Total revenues................................   1,892,044      1,149,659      613,380
                                                          ----------     ----------     --------
Operating costs and expenses:
  Restaurant operations:
     Food and packaging.................................     519,443        314,412      164,120
     Payroll and other employee benefits................     535,638        311,612      149,846
     Occupancy and other operating expenses.............     337,668        206,436      110,828
                                                          ----------     ----------     --------
                                                           1,392,749        832,460      424,794
  Franchised and licensed restaurants and other.........     107,019         93,773       72,696
  Advertising expenses..................................     105,397         58,383       31,795
  General and administrative expenses...................     118,659         78,852       39,956
                                                          ----------     ----------     --------
          Total operating costs and expenses............   1,723,824      1,063,468      569,241
                                                          ----------     ----------     --------
Operating income........................................     168,220         86,191       44,139
Interest expense........................................     (43,453)       (16,914)      (9,877)
Other income (expense), net.............................        (670)         7,363        2,448
                                                          ----------     ----------     --------
Income before income taxes and extraordinary item.......     124,097         76,640       36,710
Income tax expense......................................      49,645         29,883       14,408
                                                          ----------     ----------     --------
Income before extraordinary item........................      74,452         46,757       22,302
Extraordinary item -- gain on early retirement of debt,
  net of applicable income taxes of $2,084..............       3,260             --           --
                                                          ----------     ----------     --------
Net income..............................................  $   77,712     $   46,757     $ 22,302
                                                          ==========     ==========     ========
Basic income per share before extraordinary item........  $     1.44     $     1.00     $   0.63
Extraordinary item -- gain on early retirement of debt,
  net of applicable income taxes -- basic...............        0.07             --           --
                                                          ----------     ----------     --------
Net income per share -- basic...........................  $     1.51     $     1.00     $   0.63
                                                          ==========     ==========     ========
Weighted average shares outstanding -- basic............      51,599         46,634       35,639
                                                          ==========     ==========     ========
Diluted income per share before extraordinary item......  $     1.39     $     0.97     $   0.61
Extraordinary item -- gain on early retirement of debt,
  net of applicable income taxes -- diluted.............        0.06             --           --
                                                          ----------     ----------     --------
Net income per share -- diluted.........................  $     1.45     $     0.97     $   0.61
                                                          ==========     ==========     ========
Weighted average shares outstanding -- diluted..........      56,714         48,121       36,603
                                                          ==========     ==========     ========

See accompanying notes to consolidated financial statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     COMMON STOCK
                                      NUMBER OF          TREASURY STOCK
                                  ------------------   -------------------   ADDITIONAL                  TOTAL
                                   NUMBER               NUMBER                PAID-IN     RETAINED   STOCKHOLDERS'
                                  OF SHARES   AMOUNT   OF SHARES   AMOUNT     CAPITAL     EARNINGS      EQUITY
                                  ---------   ------   ---------   -------   ----------   --------   -------------
                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
BALANCE AT JANUARY 31, 1996.....   34,848      $348      1,217     $(5,109)   $ 38,557    $ 67,393     $101,189
  Cash dividends ($.04 per
     share).....................       --        --         --          --          --      (1,514)      (1,514)
  Exercise of stock options.....      436         5         --          --       2,225          --        2,230
  Purchase of Summit............      910         9         --          --      11,402          --       11,411
  Common stock offering, net....    5,218        52         --          --      77,563          --       77,615
  Retirement of treasury
     stock......................   (1,217)      (12)    (1,217)      5,109      (5,097)         --           --
  Tax benefit associated with
     exercise of stock
     options....................       --        --         --          --       1,559          --        1,559
  Net unrealized gain on
     investment securities......       --        --         --          --          --          12           12
  Net income....................       --        --         --          --          --      22,302       22,302
                                   ------      ----     ------     -------    --------    --------     --------
BALANCE AT JANUARY 31, 1997.....   40,195       402         --          --     126,209      88,193      214,804
  Cash dividends ($.07 per
     share).....................       --        --         --          --          --      (3,013)      (3,013)
  Exercise of stock options.....      594         6         --          --       3,786          --        3,792
  Purchase of Hardee's Green
     Bay, Inc...................      298         3         --          --       9,402          --        9,405
  Common stock offering, net....   10,088       101         --          --     222,243          --      222,344
  Tax benefit associated with
     exercise of stock
     options....................       --        --         --          --       4,423          --        4,423
  Net income....................       --        --         --          --          --      46,757       46,757
                                   ------      ----     ------     -------    --------    --------     --------
BALANCE AT JANUARY 31, 1998.....   51,175       512         --          --     366,063     131,937      498,512
  Cash dividends ($.07 per
     share).....................       --        --         --          --          --      (3,749)      (3,749)
  Exercise of stock options.....      624         6         --          --       6,068          --        6,074
  Repurchase of Hardee's
     franchised restaurants.....       51         1         --          --       1,662          --        1,663
  Tax benefit associated with
     exercise of stock
     options....................       --        --         --          --       6,630          --        6,630
  Net income....................       --        --         --          --          --      77,712       77,712
                                   ------      ----     ------     -------    --------    --------     --------
BALANCE AT JANUARY 31, 1999.....   51,850      $519         --     $    --    $380,423    $205,900     $586,842
                                   ======      ====     ======     =======    ========    ========     ========

See accompanying notes to consolidated financial statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FISCAL YEAR ENDED JANUARY 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
Net cash flows from operating activities:
  Net income............................................  $  77,712    $  46,757    $  22,302
  Adjustments to reconcile net income to net cash
     provided by operating activities, excluding the
     effect of acquisitions and dispositions:
     Extraordinary gain on early retirement of debt.....     (5,344)          --           --
     Depreciation and amortization......................     77,119       46,402       27,002
     Provision for losses on accounts and notes
       receivable.......................................     (5,497)       5,636        1,274
     Loss on sale of property and equipment and capital
       leases...........................................      1,941        4,657        1,520
     Net non-cash investment and dividend income........     (1,259)      (3,029)      (1,257)
     Deferred income taxes..............................      9,038       12,889        7,637
     (Gain) loss on non-current asset and liability
       transactions.....................................      6,182       (5,632)         151
     Write-down of long-lived assets....................         --           --        1,250
     Net change in receivables, inventories, prepaid
       expenses and other current assets................    (22,009)     (16,589)      (7,152)
     Net change in accounts payable and other current
       liabilities......................................     34,787      (18,955)       4,261
                                                          ---------    ---------    ---------
       Net cash provided by operating activities........    172,670       72,136       56,988
                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Purchases of:
     Marketable securities..............................         --         (393)        (760)
     Property and equipment.............................   (124,288)     (89,210)     (49,223)
     Long-term investments..............................        (27)     (14,294)      (7,905)
  Proceeds from sale of:
     Marketable securities and long-term investments....     12,500          393        5,418
     Property and equipment.............................     10,723        5,952        7,816
  Increases in notes receivable and related party
     receivables........................................     (2,930)        (200)     (14,020)
  Collections on and sale of notes receivable, related
     party receivables and leases receivable............      8,457        5,946        3,842
  Net change in other assets............................      1,295       (1,674)      (6,109)
  Acquisitions, net of cash acquired....................   (406,376)    (351,294)     (52,123)
  Dispositions, net of cash surrendered.................        940       16,286           --
                                                          ---------    ---------    ---------
       Net cash used in investing activities............   (499,706)    (428,488)    (113,064)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Net proceeds from common stock offering...............         --      222,344       77,615
  Net change in bank overdraft..........................    (13,809)       3,316       12,690
  Short-term borrowings.................................         --       20,000        1,200
  Repayments of short-term debt.........................       (433)     (12,500)      (1,200)
  Long-term borrowings..................................    530,095      131,489       78,000
  Repayments of long-term debt..........................   (151,650)     (20,570)     (86,274)
  Repayments of capital lease obligations...............     (8,698)      (4,956)      (3,363)
  Deferred financing costs..............................    (10,384)      (4,426)        (657)
  Net change in other long-term liabilities.............    (16,901)         281       (1,943)
  Payment of dividends..................................     (3,749)      (3,013)      (1,514)
  Exercise of stock options.............................      6,074        3,792        2,230
  Tax benefit associated with the exercise of stock
     options............................................      6,630        4,423        1,559
                                                          ---------    ---------    ---------
       Net cash provided by financing activities........    337,175      340,180       78,343
                                                          ---------    ---------    ---------
  Net increase (decrease) in cash and cash
     equivalents........................................     10,139      (16,172)      22,267
  Cash and cash equivalents at beginning of year........     30,158       46,330       24,063
                                                          ---------    ---------    ---------
  Cash and cash equivalents at end of year..............  $  40,297    $  30,158    $  46,330
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

  Description of Business

     CKE Restaurants, Inc. ("CKE" or the "Company") owns, operates, franchises and licenses the Carl's Jr., Hardee's and Taco Bueno quick-service restaurant concepts. As of January 31, 1999, the Carl's Jr. system included 861 restaurants, of which 539 were operated by the Company and 322 were operated by the Company's franchisees and licensees. Carl's Jr. restaurants are located in the Western United States, predominantly in California with 63 company-operated Carl's Jr./Hardee's dual-brand restaurants operating in Texas, Kansas and Oklahoma and nine franchised Carl's Jr./Hardee's dual-brand restaurants operating in Oklahoma and Colorado. Operating results for these Carl's Jr./Hardee's dual-brand restaurants for fiscal 1999 and 1998 are included in the Hardee's financial information. Beginning in fiscal 2000, the operating results of these restaurants will be included in the Carl's Jr. financial information. As of January 31, 1999, the Company's Hardee's system included 2,804 restaurants, of which 1,403 were operated by the Company and 1,401 were operated by the Company's franchisees and licensees. Hardee's restaurants are located throughout the Eastern and Midwestern United States, predominantly in the Southeast. As of January 31, 1999, the Company also operated a total of 136 other restaurants, including 111 Taco Bueno quick-service Mexican restaurants in Texas and Oklahoma.

  Basis of Presentation and Fiscal Year

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated. The Company's fiscal year is 52 or 53 weeks, ending the last Monday in January each year. Fiscal years 1999, 1998 and 1997 each included 52 weeks of operations. For clarity of presentation, the Company has described all years presented as if the fiscal year ended January 31.

     The equity method of accounting is used for investments in which the Company has the ability to exercise significant influence. Under the equity method, the Company recognizes its share of the net earnings or losses of these entities and adjusts the carrying value of its investment by the amount of net earnings or losses recognized and by the amount of contributions made or distributions received. The Company's share of net earnings or losses is calculated based on the Company's expected share of the investment's estimated profit or loss.

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

  Deferred Lease Costs

     Deferred lease costs arising from an acquisition represent the excess of actual rent payments on an operating lease over the current market rate on the date of the acquisition. Deferred lease costs are amortized over the remaining lives of the related leases.

  Deferred Pre-opening Costs

     The Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") in fiscal 1999. SOP 98-5 requires that costs incurred during a start-up activity (including organization costs) be expensed as incurred. The impact of the adoption of SOP 98-5 on the Company's consolidated financial position and results of operations was not material.

  Restaurant Operating Agreement

     The Company and Rally's Hamburgers, Inc. ("Rally's") entered into an operating agreement, effective in July 1996, whereby the Company began operating 28 Rally's-owned restaurants located in California and Arizona. Rally's retains ownership of the restaurants' assets and receives a percentage of the restaurants' sales. The Company's results of operations include the revenue and expenses of these Rally's restaurants from July 2, 1996. As of January 31, 1999, the Company operated 25 Rally's restaurants under this operating agreement.

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

  Impairment of Long-Lived Assets

     The Company assesses certain long-lived assets for possible impairment when events or circumstances indicate their carrying amounts may not be recoverable. Losses are recognized when the carrying value of these assets exceeds the total estimated undiscounted cash flows expected to be generated over the assets' estimated life. The Company adopted this principle in the first quarter of fiscal 1997 and recorded a $1.3 million non-cash pretax charge to adjust the carrying value of those assets identified as impaired.

     The costs in excess of net assets acquired are amortized on a straight-line basis, principally over 40 years. The Company periodically reviews the costs in excess of net assets acquired for impairment. Accumulated amortization of costs in excess of net assets acquired was $9.8 million and $4.7 million at January 31, 1999 and 1998, respectively.

  Advertising

     Production costs of commercials and programming are charged to operations in the fiscal year first aired. The costs of other advertising, promotion and marketing programs are charged to operations in the fiscal year incurred.

  Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under this method, income tax assets and liabilities are recognized using enacted tax rates for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
liabilities and their respective tax bases. A change in tax rates is recognized in income in the period that includes the enactment date.

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

  Share and Per Share Restatement

     On December 17, 1998, the Company declared a 10% stock dividend to stockholders of record on December 28, 1998, distributed on January 11, 1999. On January 6, 1998, the Company declared a 10% stock dividend to stockholders of record on January 20, 1998, distributed on February 4, 1998. On December 19, 1996, the Company declared a three-for-two stock split, payable in the form of a stock dividend, to stockholders of record on January 2, 1997, distributed on January 22, 1997.

     All data with respect to earnings per share, dividends per share and share information, including price per share where applicable, in the consolidated financial statements and notes to consolidated financial statements have been retroactively adjusted to reflect the stock dividends and stock split.

  Earnings per Share

     The Company presents "basic" earnings per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents and "diluted" earnings per share reflecting the dilutive effect of all common stock equivalents.

  Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in fiscal 1999. SFAS 130 requires that other comprehensive income items be displayed in financial statements and that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company did not have any other comprehensive income items that were required to be disclosed under SFAS 130.

  Segment Information

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in fiscal 1999. SFAS 131 establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's consolidated financial position or results of operations but did change the disclosure of segment information, as presented in Note 18.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

  Reclassifications

     Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with the fiscal 1999 presentation.

NOTE 2 -- ACQUISITIONS

     On April 1, 1998, the Company acquired Flagstar Enterprises, Inc. ("FEI"), the largest franchisee in the Hardee's system, previously operating 557 Hardee's restaurants located primarily in the Southeastern United States. In connection with the acquisition, which was accounted for as a purchase, the Company acquired all of the issued and outstanding shares of common stock of FEI from Advantica Restaurant Group, Inc. ("Advantica") for cash consideration of $380.6 million (which includes miscellaneous expenses paid to Advantica) and the assumption of approximately $45.6 million in capital lease obligations. The Company used the majority of the net proceeds from the issuance of $197.2 million of convertible subordinated notes together with borrowings of $213.2 million under its senior credit facility to finance the acquisition (see Note
9).

     On July 15, 1997, the Company acquired Hardee's, the operator and franchisor of the Hardee's quick-service hamburger restaurant concept. In connection with the acquisition, which was accounted for as a purchase, the Company acquired all of the issued and outstanding shares of Hardee's for cash consideration of $327.0 million. The purchase price remains subject to adjustment to an amount to be agreed upon by the Company and Imasco Holdings, Inc., which represents the net asset value of Hardee's as of July 15, 1997. The Company used the net proceeds from the sale of 10,088,375 shares of the Company's common stock to the public of $222.3 million (see Note 11) in conjunction with borrowings of $133.9 million under the Company's senior credit facility (see Note 9) to finance the acquisition.

     On October 1, 1996, the Company acquired Taco Bueno Restaurants, Inc. ("Taco Bueno") which operated three restaurant concepts: Taco Bueno, a quick-service Mexican restaurant chain; Casa Bonita, a Mexican-themed restaurant; and Crystal's, a pizzeria. The three Crystal's were closed by the Company in the first quarter of fiscal 1998. The acquisition, which was accounted for as a purchase, was completed by CBI Restaurants, Inc. ("CBI"), a newly-formed corporation of the Company. CBI paid $42.0 million for Taco Bueno, which was financed by short-term loans and borrowings under the Company's then existing revolving credit facility.

     On July 15, 1996, the Company acquired Summit Family Restaurants, Inc. ("Summit") which operated three restaurant concepts: JB's Restaurants, a family dining chain; HomeTown Buffet restaurants, which were operated by Summit as a franchisee; and Galaxy Diner, a "50's-style" casual theme restaurant. In connection with the acquisition, which was accounted for as a purchase, each of the 4,809,446 outstanding shares of Summit common stock was converted into the right to receive 0.1893045 shares of the Company's common stock (and cash in lieu of fractional shares) and cash in the amount of $2.63. Accordingly, the aggregate number of shares of common stock of the Company issued in the acquisition was 910,019. The source of funds for the cash portion of the consideration was cash on hand and borrowings under the Company's then existing revolving credit facility.

     After the acquisition of Summit, the Company determined that its principal focus was on the quick-service segment of the restaurant industry as opposed to the family-dining segment. As such, in September 1997, the Company transferred Summit's JB's Restaurants and Galaxy Diner assets to a newly formed subsidiary, JB's Family Restaurants, Inc. ("JB's"). The Company then contributed its remaining interest in Summit, whose principal remaining asset was a subsidiary which operated 16 HomeTown Buffet restaurants, and its two Casa Bonita restaurants to Star Buffet, Inc. ("Star Buffet"). The Company subsequently participated in the initial public offering of Star Buffet (see Note 6). In September 1998, the Company completed two additional transactions which resulted in the disposition of JB's (see Note 6).

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

     The assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisitions of FEI, Hardee's, Summit and Taco Bueno are as follows:

                                          FEI       HARDEE'S      SUMMIT     TACO BUENO
                                        --------    ---------    --------    ----------
                                                    (DOLLARS IN THOUSANDS)
Tangible assets acquired at fair
  value...............................  $317,056    $ 417,665    $ 59,772     $40,672
Costs in excess of net assets
  acquired............................   152,989       61,471          --       9,860
Liabilities assumed at fair value.....   (89,408)    (152,136)    (30,716)     (8,532)
                                        --------    ---------    --------     -------
          Total purchase price........  $380,637    $ 327,000    $ 29,056     $42,000
                                        ========    =========    ========     =======

     Selected unaudited pro forma combined results of operations for the years ended January 31, 1999 and 1998, assuming the FEI and Hardee's acquisitions occurred on February 1, 1997, using actual restaurant-level margins and general and administrative expenses prior to the acquisition of each entity, are presented as follows:

                                                            1999           1998
                                                         -----------    -----------
                                                           (DOLLARS IN THOUSANDS,
                                                         EXCEPT PER SHARE AMOUNTS)
Total revenues........................................   $2,013,241     $2,066,267
Income before extraordinary item......................   $   74,897     $   37,048
Net income............................................   $   78,157     $   37,048
Net income per share -- basic.........................   $     1.51     $     0.73
Net income per share -- diluted.......................   $     1.45     $     0.71

NOTE 3 -- ACCOUNTS RECEIVABLE, NET

     Details of accounts receivables, net are as follows:

                                                            1999          1998
                                                         ----------    ----------
                                                          (DOLLARS IN THOUSANDS)
Trade receivables, net................................   $   38,971    $   22,542
Income tax receivable.................................        5,024           964
Notes receivable, current.............................        2,555         3,572
Other.................................................          270           239
                                                         ----------    ----------
                                                         $   46,820    $   27,317
                                                         ==========    ==========

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                            ESTIMATED
                                           USEFUL LIFE      1999          1998
                                           -----------   ----------    ----------
                                                          (DOLLARS IN THOUSANDS)
Land.....................................                $  267,287    $  180,961
Leasehold improvements...................  4-25 years       186,369       129,910
Buildings and improvements...............  7-40 years       400,366       230,637
Equipment, furniture and fixtures........  3-10 years       343,827       255,714
                                                         ----------    ----------
                                                          1,197,849       797,222
Less: Accumulated depreciation and amortization.......      257,671       170,196
                                                         ----------    ----------
                                                         $  940,178    $  627,026
                                                         ==========    ==========

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

     Property under capital leases consists of the following:

                                                           1999         1998
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Buildings..............................................  $124,215     $ 84,718
Less: Accumulated amortization.........................    42,320       37,190
                                                         --------     --------
                                                         $ 81,895     $ 47,528
                                                         ========     ========

     Amortization is calculated on a straight-line basis over the shorter of the respective lease terms or the estimated useful lives of the related assets.

     Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 31, 1999 are as follows:

                                                          CAPITAL     OPERATING
                                                         ---------    ----------
                                                         (DOLLARS IN THOUSANDS)
Fiscal Year:
  2000.................................................  $ 18,730      $ 70,566
  2001.................................................    17,493        65,984
  2002.................................................    16,581        61,622
  2003.................................................    16,352        55,770
  2004.................................................    14,606        48,887
  Thereafter...........................................    98,975       248,880
                                                         --------      --------
          Total minimum lease payments.................   182,737      $551,709
                                                                       ========
Less: Amount representing interest.....................    84,526
                                                         --------
Present value of minimum lease payments................    98,211
Less: Current portion..................................     7,838
                                                         --------
Capital lease obligations, excluding current portion...  $ 90,373
                                                         ========

     Total minimum lease payments have not been reduced by minimum sublease rentals of $70.3 million due in the future under certain operating subleases.

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

                                                           1999         1998
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Net minimum lease payments receivable..................  $  4,323     $  4,891
Less: Unearned income..................................     1,690        2,028
                                                         --------     --------
Net investment.........................................  $  2,633     $  2,863
                                                         ========     ========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

     Minimum future rentals to be received as of January 31, 1999 are as follows:

                                                            CAPITAL     OPERATING
                                                           LEASES OR     LESSOR
                                                           SUBLEASES     LEASES
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Fiscal Year:
2000...................................................     $   567      $ 2,124
2001...................................................         560        2,191
2002...................................................         565        2,186
2003...................................................         540        1,896
2004...................................................         496          976
Thereafter.............................................       1,595        6,064
                                                            -------      -------
          Total minimum future rentals.................     $ 4,323      $15,437
                                                            =======      =======

     Total minimum future rentals do not include contingent rentals which may be received under certain leases.

     Aggregate rents under noncancelable operating leases during fiscal 1999, 1998 and 1997 are as follows:

                                                 1999        1998         1997
                                                -------    ---------    ---------
                                                     (DOLLARS IN THOUSANDS)
Minimum rentals...............................  $69,431     $49,984      $33,597
Contingent rentals............................    6,393       4,002        1,937
Less: Sublease rentals........................    8,621       6,025        5,644
                                                -------     -------      -------
                                                $67,203     $47,961      $29,890
                                                =======     =======      =======

NOTE 6 -- LONG-TERM INVESTMENTS

     The Company has selectively invested in other restaurant concepts, as follows:

  Santa Barbara Restaurant Group, Inc. ("SBRG")

     SBRG (formerly GB Foods Corporation) owns, operates and franchises The Green Burrito quick-service Mexican food restaurants. Through the Company's dual-branding relationship with The Green Burrito, the Company is SBRG's largest franchisee. SBRG recently acquired three other restaurant concepts, including the JB's Restaurants and Galaxy Diner concepts acquired from the Company.

     On September 1, 1998, the Company sold 14 company-operated JB's Restaurants and two Galaxy Diner restaurants to Timber Lodge Steakhouse, Inc. ("Timber Lodge") for 687,890 shares of Timber Lodge common stock, which was converted into SBRG common stock in connection with the merger of Timber Lodge and SBRG. The Company also sold its wholly owned subsidiary, JB's, which consisted of the remaining 48 company-operated JB's Restaurants and the JB's franchise system together with four Galaxy Diner restaurants, to SBRG for one million shares of SBRG common stock. As of January 31, 1999, the Company owned approximately 11% of SBRG's outstanding shares and accounts for its investment in SBRG under the equity method of accounting.

  Star Buffet, Inc.

     Star Buffet is an operator of approximately 35 buffet-style restaurants and nine franchised, family-style JB's Restaurants. On September 30, 1997, the Company participated in an initial public offering of its buffet-style restaurant operations. Prior to the offering, the Company formed Star Buffet to continue to operate its 16 HomeTown Buffet franchised restaurants and two Casa Bonita theme restaurants. Star Buffet

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
then completed an initial public offering of 3,450,000 shares of its common stock, of which 600,000 shares were sold by the Company as a selling shareholder. The Company received net proceeds of $6.7 million in connection with such sale, and retained an approximate 37% interest in Star Buffet. The Company also received a cash dividend of $9.3 million in the transaction and sold the net assets of two Casa Bonita restaurants to Star Buffet for their net book value of $1.1 million.

     On November 2, 1998, the Company sold its remaining two million shares of Star Buffet common stock to Star Buffet, for a cash sales price of $12.5 million. In connection with the sale, the Company recognized a non-recurring gain of $10.3 million in the third quarter of fiscal 1999, which is included in other income (expense), net (see Note 16).

  Rally's Hamburgers, Inc.

     Rally's operates and franchises 475 double drive-thru quick-service hamburger restaurants in 18 states, primarily in the Midwest and the Sunbelt, of which the Company operates 25 in California and Arizona.

     On April 20, 1996, the Company purchased from Giant Group, Ltd. ("Giant"), in settlement of certain litigation, 2,350,432 shares of Rally's common stock for $4.1 million, representing approximately 15% of Rally's outstanding shares. In connection with this settlement, the Company also received options to purchase Rally's common stock from Giant over the next two years.

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

     On December 18, 1997, the Company and certain other investors exchanged their shares of Checkers Drive-In Restaurants, Inc. ("Checkers") common stock for newly issued shares of Rally's common stock and Rally's Series A preferred stock. In exchange for the Company's 12,754,885 shares of Checkers' common stock, the Company received 2,798,080 shares of Rally's common stock and 28,619 shares of Rally's Series A preferred stock, which were converted into an aggregate of 2,861,900 additional shares of Rally's common stock subsequent to the approval of Rally's stockholders at its 1998 annual meeting. Primarily as a result of the above transactions, as of January 31, 1999, the Company's investment in Rally's was $18.7 million, representing an approximate 32% ownership interest of Rally's, which the Company accounts for under the equity method of accounting. Assuming full exercise of all the warrants, the Company would beneficially own approximately 35% of Rally's outstanding shares. Further, as a result of this transaction, Rally's owns a 26% interest in Checkers.

  Checkers Drive-In Restaurants, Inc.

     Checkers operates and franchises 462 double drive-thru quick-service hamburger restaurants in 23 states, the District of Columbia, Puerto Rico and the Middle East.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

     In November 1996, the Company, together with a group of investors, purchased $35.8 million of Checkers senior secured debt. The Company paid $12.9 million in cash for $13.2 million of the debt. In connection with the debt, which was originally due July 31, 1999 and bears interest at 13%, the Company received warrants to purchase 7,350,423 shares of Checkers' common stock at an exercise price of $0.75 per share (the "Checkers Warrants"). The Company recorded the difference between the fair market value of Checkers' common stock and the exercise price of the Checkers Warrants on the date of grant as a reduction, or discount, to the note receivable from Checkers. This discount is amortized on a straight-line basis into interest income over the life of the note. In March 1999, the investors extended the due date of the Checkers debt to April 30, 2000 and modified certain financial covenants. As of January 31, 1999, the Company's note receivable from Checkers, net of the related discount, was $7.0 million and is included in related party receivables.

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

     On December 18, 1997, as discussed above, the Company exchanged 12,754,885 shares of Checkers' common stock for 2,798,080 shares of Rally's common stock and 28,619 shares of Rally's Series A preferred stock. The Company continues to hold the Checkers Warrants, which, if exercised, would represent approximately 9% of Checkers' outstanding shares.

     On January 29, 1999, Rally's and Checkers announced the merger of the two companies on a stock-for-stock basis. If the merger is completed, the Company will own approximately 17% and will have the right to acquire an additional 7% of the combined company.

  Boston Market

     The Company, through its wholly owned subsidiary, Boston Pacific, Inc. ("BPI"), owns an 11% interest in Boston West, LLC ("Boston West"), which operates Boston Market stores in designated markets in Southern California as a franchised area developer of Boston Chicken, Inc. ("BCI"), the franchisor of the Boston Market restaurant concept. BCI and its Boston Market subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code on October 5, 1998. In a separate action, on November 9, 1998, Boston West filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code to restructure its overall operations. Since then, Boston West has closed or sold 42 Boston Market stores. The Company recorded a $15.0 million charge to its Boston West investment during the third quarter of fiscal 1999 to reflect its remaining value. The charge is reflected in other income (expense), net (see Note 16). As of January 31, 1999, the Company's total investment in Boston West was $9.2 million.

     During the third quarter of fiscal 1999, the Company signed an agreement with Boston West to provide administrative and management services to the Boston Market franchises operated by Boston West. As of March 18, 1999, Boston West operated 56 Boston Market stores.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTE 7 -- OTHER ASSETS

     Other assets consist of the following:

                                                           1999         1998
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Deferred lease costs...................................  $ 14,275     $ 12,931
Deferred financing costs...............................    11,632        4,093
Other intangibles......................................     3,366        1,542
Leases receivable......................................     2,365        2,623
Other assets...........................................     7,839        6,848
                                                         --------     --------
                                                         $ 39,477     $ 28,037
                                                         ========     ========

NOTE 8 -- OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following:

                                                           1999         1998
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Salaries, wages and other benefits.....................  $ 38,503     $ 34,535
State sales taxes......................................    14,236       11,350
Property taxes.........................................     5,288        5,561
Self-insured workers' compensation reserve.............     5,230        5,436
Other self-insurance reserves..........................     5,044        2,750
Accrued interest.......................................     4,217          763
Other accrued liabilities..............................    28,556       27,902
                                                         --------     --------
                                                         $101,074     $ 88,297
                                                         ========     ========

NOTE 9 -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                           1999         1998
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Senior Credit Facility, interest based on LIBOR plus
  applicable margin, averaging 6.82% in fiscal 1999....  $349,113     $138,500
Convertible subordinated notes due 2004, interest at
  4.25%................................................   162,225           --
Secured note payable, principal payments in specified
  amounts monthly through 2001, interest at 8.17%......     4,568        4,851
Industrial Revenue Bonds, payable in 1999, variable
  interest rate averaging 3.38% in fiscal 1999.........     3,600        3,600
Other..................................................     7,676        7,654
                                                         --------     --------
                                                          527,182      154,605
Less: Current portion..................................     4,273       15,812
                                                         --------     --------
                                                         $522,909     $138,793
                                                         ========     ========

     On July 15, 1997, the Company entered into a new $300.0 million credit facility (the "Senior Credit Facility") with a group of financial institutions. The Senior Credit Facility initially consisted of a $75.0 million term loan facility ("Term Loan Facility") and a $225.0 million revolving credit facility ("Revolving Credit Facility"), which included a $55.0 million letter of credit sub-facility. On July 15, 1997, the Company incurred $75.0 million of borrowings under the Term Loan Facility and $58.9 million of borrowings under the

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

Revolving Credit Facility to fund a portion of the consideration needed to acquire Hardee's (see Note 2). The Senior Credit Facility was amended on April 1, 1998 to increase the aggregate principal amounts of the lenders' commitments under the Term Loan Facility to $250.0 million and under the Revolving Credit Facility to $250.0 million, which included a $65.0 million letter of credit sub-facility, and to extend the final maturity date until April 2003. The Company incurred borrowings of $213.2 million thereunder to finance a portion of the purchase price of FEI (see Note 2).

     On March 4, 1999, the Company further amended its Senior Credit Facility. The $250.0 million Term Loan Facility was eliminated and the Senior Credit Facility, as amended, consists of a $500.0 million Revolving Credit Facility, which includes a $75.0 million letter of credit sub-facility. The Senior Credit Facility will be reduced beginning in March 2001 by at least $50.0 million each year, for the next three years. Additional borrowings under the Senior Credit Facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, and any amounts outstanding thereunder will become due in February 2004. As of January 31, 1999, the Company had borrowings of $349.1 million under the Revolving Credit Facility. Including the effect of the amended Senior Credit Facility and the net proceeds received from the issuance of senior subordinated notes, described below, the Company had $291.3 million of borrowings available under its Senior Credit Facility as of January 31, 1999.

     Borrowings and other obligations of the Company under the Senior Credit Facility are general unsubordinated obligations of the Company and secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries guarantee such borrowings and other obligations, and are secured by certain franchise rights, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The Company is required to repay borrowings under the Senior Credit Facility with the proceeds from certain asset sales (unless the net proceeds of such sales are reinvested in the Company's business), from the issuance of certain equity securities or from the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

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

     On March 13, 1998, the Company completed a private placement of $197.2 million aggregate principal amount of convertible subordinated notes (the "Convertible Notes"), in which the Company received net proceeds of approximately $192.3 million, of which $24.1 million was used to repay indebtedness under the Senior Credit Facility. The Convertible Notes, which represent unsecured general obligations subordinate in right of payment to certain other obligations, including the Senior Credit Facility and the senior subordinated notes described below, are due in 2004, are convertible into the Company's common stock at a conversion price of $43.82 (adjusted for the 10% stock dividend paid on January 11, 1999) and carry a 4.25% coupon. The remaining net proceeds from the Convertible Notes, together with borrowings under the Senior Credit Facility, were used to fund the acquisition of FEI on April 1, 1998 (see Note 2). As of January 31, 1999, the Company had repurchased $35.0 million aggregate principal amount of Convertible Notes for $28.8 million in cash, including accrued interest thereon. The Company recognized an extraordinary gain in fiscal 1999 on the early retirement of debt of $3.3 million, net of applicable taxes of $2.1 million. Subsequent to fiscal 1999, the

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

Company repurchased an additional $3.0 million aggregate principal amount of Convertible Notes for $2.5 million in cash, including accrued interest thereon.

     On March 4, 1999, the Company completed a private placement of $200.0 million aggregate principal amount of senior subordinated notes ("Senior Subordinated Notes"), in which the Company received net proceeds of approximately $194.8 million, of which $190.0 million was used to repay indebtedness under the Senior Credit Facility. The Senior Subordinated Notes are due in May 2009, carry a 9.125% coupon rate and are redeemable by the Company beginning on May 1, 2004. The indenture relating to the Senior Subordinated Notes impose restrictions on the Company's ability (and the ability of its subsidiaries) to incur additional indebtedness, pay dividends on, redeem or repurchase its capital stock, make investments, incur liens on its assets, sell assets other than in the ordinary course of business, and enter into certain transactions with its affiliates. The Senior Subordinated Notes represent unsecured general obligations subordinate in right of payment to the Company's senior indebtedness including its Senior Credit Facility.

     Secured notes payable are collateralized by certain restaurant property deeds of trust, with a carrying value of $11.1 million as of January 31, 1999.

     Long-term debt (excluding the $200.0 Senior Notes and the $190.0 million of borrowings repaid under the Senior Credit Facility subsequent to January 31,
1999) matures in fiscal years ending after January 31, 1999 as follows:

                                                           (DOLLARS
                                                              IN
                                                          THOUSANDS)
                                                          ----------
Fiscal Year:
  2000..................................................   $  4,273
  2001..................................................      5,581
  2002..................................................        341
  2003..................................................        371
  2004..................................................    511,752
  Thereafter............................................      4,864
                                                           --------
                                                           $527,182
                                                           ========

NOTE 10 -- OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following:

                                                             1999         1998
                                                          ----------    ---------
                                                          (DOLLARS IN THOUSANDS)
Closure reserves........................................   $ 29,294      $32,448
Self-insured workers' compensation reserve..............     21,068       18,049
Other self-insurance reserves...........................     10,302        9,707
Deferred lease costs....................................      5,277        3,813
Deferred revenues.......................................      4,674        3,999
Other...................................................      9,499       21,748
                                                           --------      -------
                                                           $ 80,114      $89,764
                                                           ========      =======

     The Company presently self-insures for group insurance, workers' compensation and fire and comprehensive protection on most equipment and certain other assets. A total of $26.3 million and $23.5 million was accrued as of January 31, 1999 and 1998, respectively, representing the current and long-term portions of the net present value of an independent actuarial valuation of the Company's workers' compensation claims. These amounts are net of a discount of $4.9 million and $4.0 million in fiscal 1999 and 1998, respectively.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

     The closure reserves primarily consist of amounts provided for in the acquisition of Hardee's for the closure of certain restaurants and corporate facilities. In prior years, the Company initiated programs to dispose of or franchise its Arizona and Texas operations. As of January 31, 1999 and 1998, $5.1 million and $5.5 million, respectively, were accrued for these costs, including the current portion. These balances consist mainly of estimated lease subsidies which represent the net present value of the excess of future lease payments over estimated sublease income. The remaining unamortized discount to present value these lease subsidies at January 31, 1999 was $3.5 million and will be amortized to operations over the remaining sublease terms, which range up to 16 years.

NOTE 11 -- STOCKHOLDERS' EQUITY

     In July 1994, the Board of Directors authorized the repurchase of up to three million shares of the Company's common stock. A total of 1,216,594 shares of stock were repurchased to date, which includes the purchase of 113,437 shares in fiscal 1995 from the Chairman Emeritus at the then market price of $5.03 per share. The balance of these shares was purchased in a series of open market transactions, at an average price of approximately $4.12 per share, for an aggregate purchase price of approximately $4.5 million. On October 28, 1996, the Board of Directors of the Company retired 1,216,594 shares of the Company's common stock which were previously held as treasury stock.

     During the fourth quarter of fiscal 1997, the Company issued 5,218,125 shares of its common stock at a public offering price of $15.77 per share. Proceeds from the offering, net of underwriting discounts and commissions and other related expenses, were $77.6 million. The net proceeds were used to reduce the Company's existing indebtedness and for working capital and other general corporate purposes, including the Company's investments in Checkers and additional investments in Rally's (see Note 6).

     During the second quarter of fiscal 1998, the Company issued 10,088,375 shares of its common stock at a public offering price of $23.14 per share. Proceeds from the offering, net of underwriting discounts and commissions and other related expenses, were $222.3 million. The net proceeds were primarily used to finance the acquisition of Hardee's (see Note 2).

NOTE 12 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents information on the Company's financial instruments:

                                           1999                      1998
                                  ----------------------    ----------------------
                                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                  --------    ----------    --------    ----------
                                               (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equivalents.....  $ 40,297     $ 40,297     $ 30,158     $ 30,158
  Notes receivable..............    17,473       20,618       22,468       28,134
Financial liabilities:
  Long-term debt, including
     current portion............  $527,182     $518,048     $154,605     $154,948

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTE 13 -- RELATED PARTY TRANSACTIONS

     Certain members of management and the Karcher family are franchisees of the Company. A total of 43 restaurants have been sold to these individuals. Additionally, these franchisees regularly purchase food and other products from the Company on the same terms and conditions as other franchisees.

     During fiscal 1995, the Company made a salary advance to the Chairman Emeritus totaling $715,000, a majority of which is non-interest bearing and was to be repaid through payroll deductions. The entire amount was repaid by the end of fiscal 1999.

     In fiscal 1994, the Chairman Emeritus was granted future retirement benefits for past services consisting principally of payments of $200,000 per year for life and supplemental health benefits, which had a net present value of $1.7 million as of that date. This amount was computed using certain actuarial assumptions, including a discount rate of 7%. A total of $1.1 million remained accrued in other long-term liabilities as of January 31, 1999. The Company anticipates funding these obligations as they become due.

     The Company leases various properties, including its corporate headquarters, one of its distribution facilities and three of its restaurants, from the Chairman Emeritus. Included in capital lease obligations were $3.0 million and $3.6 million, representing the present value of lease obligations related to these various properties at January 31, 1999 and 1998, respectively. Lease payments under these leases for fiscal 1999, 1998 and 1997 amounted to $1.2, $1.3, and $1.3 million, respectively. This was net of sublease rentals of $157,000 in fiscal 1999 and 1998. In September 1996, the Company purchased a restaurant from the Chairman Emeritus for a purchase price of $1.1 million.

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

     Revenues from franchised and licensed restaurants consist of the following:

                                                1999        1998       1997
                                              --------    --------    -------
                                                  (DOLLARS IN THOUSANDS)
Foodservice.................................  $ 75,895    $ 63,890    $60,035
Royalties...................................    56,316      42,929      7,006
Equipment sales.............................    14,038       9,989         --
Rental income...............................    11,644       9,854      9,226
Initial fees................................     1,930         544        305
                                              --------    --------    -------
                                              $159,823    $127,206    $76,572
                                              ========    ========    =======

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

     Operating costs and expenses for franchised and licensed restaurants consist of the following:

                                                1999        1998       1997
                                              --------    --------    -------
                                                  (DOLLARS IN THOUSANDS)
Foodservice.................................  $ 74,230    $ 62,801    $59,606
Occupancy and other operating expenses......    22,113      23,588     13,090
Equipment purchases.........................    10,676       7,384         --
                                              --------    --------    -------
                                              $107,019    $ 93,773    $72,696
                                              ========    ========    =======

NOTE 15 -- INTEREST EXPENSE

     Interest expense consists of the following:

                                                1999        1998       1997
                                              --------    --------    -------
                                                  (DOLLARS IN THOUSANDS)
Notes payable and Senior Credit Facility....  $(23,013)   $ (9,689)   $(3,059)
Capital lease obligations...................   (12,030)     (6,578)    (6,083)
Convertible subordinated notes..............    (7,725)         --         --
Other.......................................      (685)       (647)      (735)
                                              --------    --------    -------
                                              $(43,453)   $(16,914)   $(9,877)
                                              ========    ========    =======

NOTE 16 -- OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists of the following:

                                                1999        1998       1997
                                              --------    --------    -------
                                                  (DOLLARS IN THOUSANDS)
Interest income.............................  $  4,916    $  4,955    $ 2,393
Lease income................................     1,101       1,819      1,153
Net gain (loss) on sale of restaurants......       (71)       (141)       491
Property management.........................      (792)     (1,167)    (1,286)
Income (loss) from long-term investments....    (6,246)       (366)       140
Dividend income.............................        --       1,800        853
Other.......................................       422         463     (1,296)
                                              --------    --------    -------
                                              $   (670)   $  7,363    $ 2,448
                                              ========    ========    =======

NOTE 17 -- INCOME TAXES

     Income tax expense consists of the following:

                                                1999        1998       1997
                                              --------    --------    -------
                                                  (DOLLARS IN THOUSANDS)
Current:
  Federal...................................  $ 34,433    $ 19,031    $ 5,963
  State.....................................     6,289       5,160      2,065
                                              --------    --------    -------
                                                40,722      24,191      8,028
                                              --------    --------    -------
Deferred:
  Federal...................................     8,607       3,468      5,529
  State.....................................     2,400       2,224        851
                                              --------    --------    -------
                                                11,007       5,692      6,380
                                              --------    --------    -------
                                              $ 51,729    $ 29,883    $14,408
                                              ========    ========    =======

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

     Total income tax expense for the years ended January 31, 1999, 1998 and 1997 was allocated as follows:

                                                1999        1998       1997
                                               -------    --------    -------
Income from continuing operations............  $49,645    $ 29,883    $14,408
Extraordinary gain...........................    2,084          --         --
                                               -------    --------    -------
                                               $51,729    $ 29,883    $14,408
                                               =======    ========    =======

     A reconciliation of income tax expense at the federal statutory rate to the Company's provision for taxes on income is as follows:

                                                1999        1998       1997
                                               -------    --------    -------
                                                   (DOLLARS IN THOUSANDS)
Income taxes at statutory rate...............  $45,305    $ 26,824    $12,849
State income taxes, net of federal income tax
  benefit....................................    5,637       4,153      2,822
Targeted jobs tax credits....................   (1,048)     (1,508)    (1,528)
Increase (decrease) in valuation allowance...      664        (515)       (76)
Other, net...................................    1,171         929        341
                                               -------    --------    -------
                                               $51,729    $ 29,883    $14,408
                                               =======    ========    =======

     Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

                                                             1999         1998
                                                          ----------    ---------
                                                          (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Workers' compensation reserve.........................   $ 10,353      $ 6,768
  Capitalized leases....................................      8,424       10,923
  Insurance reserves....................................      5,126        2,644
  State taxes...........................................      3,888        2,992
  Closure reserves......................................      1,982        3,968
  Accrued payroll.......................................      1,478        1,430
  Other.................................................      2,543        3,339
                                                           --------      -------
                                                             33,794       32,064
Less: Valuation allowance...............................      2,020        1,356
                                                           --------      -------
Total deferred tax assets...............................     31,774       30,708
                                                           ========      =======
Deferred tax liabilities:
  Depreciation..........................................     35,293       20,798
  Long-term investments.................................      5,392       12,747
  Intangibles...........................................      4,802        1,375
  Other.................................................      1,316        1,463
                                                           --------      -------
Total deferred tax liabilities..........................     46,803       36,383
                                                           --------      -------
Net deferred tax liabilities............................   $(15,029)     $(5,675)
                                                           ========      =======

     While there can be no assurance that the Company will generate any earnings or any specific level of earnings in future years, management believes it is more likely than not that the Company will realize the majority of the benefit of the existing deferred tax assets at January 31, 1999, based on the Company's current, historical and future pre-tax earnings.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTE 18 -- SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") in its fiscal year ending January 31, 1999.

     The Company is engaged principally in developing, operating and franchising its Carl's Jr., Hardee's and Taco Bueno quick-service restaurants, each of which are considered strategic businesses that are managed and evaluated separately. As such, the Company considers its Carl's Jr., Hardee's and Taco Bueno chains to each be a reportable segment. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment profit before taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit or loss, income and expense not allocated to reportable segments. The amounts reported for Hardee's reflect only the periods subsequent to the acquisition date of April 1, 1998 for FEI and July 15, 1997 for Hardee's. The amounts reported for Taco Bueno reflect only the periods subsequent to the acquisition date of October 1, 1996.

                                  CARL'S JR.    HARDEE'S    TACO BUENO    OTHER       TOTAL
                                  ----------   ----------   ----------   --------   ----------
1999
  Revenues......................   $629,837    $1,127,130    $81,200     $ 53,877   $1,892,044
  Segment profit (loss).........     71,157        61,838      7,768      (16,666)     124,097
  Total assets..................    280,201     1,072,594     62,539       81,580    1,496,914
  Capital expenditures..........     46,527        56,424      7,077       14,260      124,288
  Depreciation and
     amortization...............     22,869        43,835      3,031        7,384       77,119
1998
  Revenues......................   $569,225    $  385,237    $73,993     $121,204   $1,149,659
  Segment profit (loss).........     54,904        17,486      4,615         (365)      76,640
  Total assets..................    241,644       527,312     52,034      136,154      957,144
  Capital expenditures..........     55,902        17,035      4,822       11,451       89,210
  Depreciation and
     amortization...............     21,749        12,566      3,028        9,059       46,402
1997
  Revenues......................   $519,089    $       --    $22,152     $ 72,139   $  613,380
  Segment profit (loss).........     40,561            --      1,102       (4,953)      36,710
  Total assets..................    191,752            --     54,720      163,895      410,367
  Capital expenditures..........     44,919            --        846        3,458       49,223
  Depreciation and
     amortization...............     20,062            --        833        6,107       27,002

NOTE 19 -- EMPLOYEE BENEFIT AND RETIREMENT PLANS

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

  Pension Plan

     On January 1, 1996, the Company's pension plan, covering substantially all operations employees qualified as to age and service, was amended to limit participation in the plan only to those employees who had become participants in the plan on or before December 31, 1995. Future contributions of plan benefits discontinued after this date.

     During fiscal year 1997, the plan was terminated and approximately $2.6 million of the accumulated benefit obligation was settled. As a result of the termination, the Company recorded approximately $500,000 and $1.3 million in pension plan expense in fiscal 1998 and 1997, respectively, which was based upon an independent actuarial valuation study.

  Post Retirement Benefits Other Than Pensions

     The Company provides an unfunded retiree medical benefit plan for substantially all Hardee's employees (except restaurant hourly employees) who retire on or after age 55 with at least five years of service. The retiree pays the actual costs of the plan with a Company subsidy provided for retirees with 10 or more years of credited service. The dollar amount of this subsidy will be capped in 2003. Such benefits provided by the Company are immaterial.

  Stock Purchase Plan

     In fiscal 1995, the Board of Directors adopted, and stockholders subsequently approved in fiscal 1996, an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, up to 907,500 shares of the Company's common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salaries. The Company contributes varying amounts as specified in the ESPP. During fiscal 1999, 1998 and 1997, 128,477, 59,458 and 51,346 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $28.43, $28.20 and $14.53 per share, respectively. The Company contributed $586,203 or an equivalent of 22,496 shares for the year ended January 31, 1999, $296,000 or an equivalent of 11,095 shares for the year ended January 31, 1998 and $116,000 or an equivalent of 7,463 shares for the year ended January 31, 1997.

  Stock Incentive Plans

     The Company's 1994 stock incentive plan was approved by stockholders in June 1994. Awards granted to eligible employees under the 1994 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the compensation committee of the Board of Directors. The 1994 plan also provides for the automatic annual award of stock options to nonemployee directors and nonemployee director members of the executive committee. Options generally have a term of five years from the date of grant for the nonemployee directors and 10 years from the date of grant for employees, become exercisable at a rate of 33 1/3% per year following the grant date and are priced at the fair market value of the shares on the date of grant. A total of 6,352,500 shares are available for grants of options or other awards under this plan, of which 5,075,836 stock options were outstanding as of January 31, 1999 with exercise prices ranging from $3.72 per share to $36.65 per share.

     The Company's 1993 stock incentive plan was superseded by the 1994 plan, as discussed above. As of January 31, 1999, 202,053 stock options, with exercise prices ranging from $3.99 per share to $6.27 per share, were outstanding under the plan. No further awards may be granted under this plan.

     The Company's 1982 stock option plan expired in September 1992. Under this plan, stock options were granted to key employees to purchase up to 5,445,000 shares of its common stock at a price equal to or greater than the fair market value at the date of grant. The options generally had a term of 10 years from the grant

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
date and became exercisable at a rate of 25%, 35% and 40% per year following the grant date. The exercise prices of the 60,801 stock options outstanding as of January 31, 1999 under this plan range from $3.31 per share to $4.27 per share.

     In connection with the acquisition of Summit, the Company assumed the options outstanding under Summit's existing option plans: the 1984 Incentive Stock Option Plan, the 1987 Nonqualified Stock Option Plan, the 1987 Employee Incentive Stock Option Plan and the 1992 Stock Option Plan. Pursuant to the terms of the acquisition, options under these plans became fully vested on July 15, 1996. The options granted in accordance with these four plans generally had a term of five to 10 years. Under these plans, there were 14,912 stock options outstanding at January 31, 1999 with exercise prices ranging from $12.03 to $21.32 per share. No further shares may be granted under these plans.

     Transactions under all plans are as follows:

                                                          WEIGHTED
                                                          AVERAGE
                                           SHARES      EXERCISE PRICE    EXERCISABLE
                                          ---------    --------------    -----------
Balance, January 31, 1996...............  2,925,438        $ 5.85         1,130,949
  Options assumed in Summit
     acquisition........................     93,328         15.62
  Granted...............................  1,368,357         14.87
  Canceled..............................    (26,398)         8.00
  Exercised.............................   (435,140)         5.12
                                          ---------
Balance, January 31, 1997...............  3,925,585        $ 9.29         1,495,005
  Granted...............................  1,947,495         24.13
  Canceled..............................   (246,810)        20.50
  Exercised.............................   (594,410)         6.32
                                          ---------
Balance, January 31, 1998...............  5,031,860        $14.83         2,062,031
  Granted...............................  1,144,230         35.41
  Canceled..............................   (197,986)        25.82
  Exercised.............................   (624,502)         9.41
                                          ---------
Balance, January 31, 1999...............  5,353,602        $19.46         3,061,910
                                          =========

     The following table summarizes information related to stock options outstanding and exercisable at January 31, 1999:

                                 OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                   -----------------------------------------------   ----------------------------
                                    WEIGHTED      WEIGHTED AVERAGE                    WEIGHTED
    RANGE OF         SHARES         AVERAGE          REMAINING         SHARES         AVERAGE
EXERCISE PRICES    OUTSTANDING   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
---------------    -----------   --------------   ----------------   -----------   --------------
$ 3.31 to $ 4.96      644,601        $ 4.07             5.34            644,601        $ 4.07
   5.10     6.27       78,145          6.02             4.59             78,145          6.02
   8.13    12.03      998,173          8.58             6.52            905,963          8.43
  13.24    19.28    1,030,655         16.41             7.55            634,795         16.32
  21.32    30.99    1,562,528         24.41             8.29            659,988         24.71
  33.64    36.65    1,039,500         36.03             9.09            138,418         36.48
                    ---------                                         ---------
$  3.31   $36.65    5,353,602        $19.46             7.56          3,061,910        $13.86
                    =========                                         =========

     For purposes of the following pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
model, with the following assumptions used for grants in fiscal 1999, 1998 and 1997: annual dividends consistent with the Company's current dividend policy, which resulted in payments of $0.07 per share in fiscal 1999 and 1998 and $0.04 per share in fiscal 1997; expected volatility of 30% in fiscal 1999 and 25% in fiscal 1998 and 1997; risk-free interest rates of 4.55% in fiscal 1999, 5.51% in fiscal 1998, and 6.25% in fiscal 1997; and an expected life of 5.45 years in fiscal 1999, 5.50 years in fiscal 1998 and 5.45 years for fiscal 1997. The weighted average fair value of each option granted during fiscal 1999, 1998 and 1997 was $12.50, $8.30 and $6.18, respectively. Had compensation expense been recognized for fiscal 1999, 1998 and 1997 grants for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net income and earnings per share of $61.6 million, or $1.19 per basic share and $1.17 per diluted share in fiscal 1999; $39.9 million, or $0.85 per basic share and $0.83 per diluted share in fiscal 1998; and $20.5 million, or $0.57 per basic share and $0.56 per diluted share in fiscal 1997. Since the pro forma compensation expense for stock-based compensation plans is recognized over a three-year vesting period, the foregoing pro forma reductions in the Company's net income are not representative of anticipated amounts in future years.

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

NOTE 20 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Cash paid for interest and income taxes are as
  follows:
  Interest (net of amount capitalized).............  $ 37,501    $ 14,448    $  9,549
  Income taxes.....................................    39,400      18,938       2,778
Non-cash investing and financing activities are as
  follows:
  Sale of property and equipment...................  $     --    $     --    $  2,469
  Increase in long-term investments................        --          --      (2,469)
  Common stock issued in connection with Summit
     acquisition...................................        --          --      11,411
  Common stock issued in connection with Hardee's
     franchisee acquisitions.......................     1,663       9,405          --

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTE 21 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents summarized quarterly results:

                                                            QUARTER
                                          --------------------------------------------
                                            1ST         2ND         3RD         4TH
                                          --------    --------    --------    --------
FISCAL 1999
  Total revenues........................  $528,211    $474,841    $457,605    $431,387
  Operating income......................    45,634      49,138      40,894      32,554
  Income before extraordinary item......    22,732      22,604      16,146      12,970
  Extraordinary item....................        --          --       2,738         522
  Net income............................    22,732      22,604      18,884      13,492
  Net income per share -- basic.........  $   0.44    $   0.44    $   0.36    $   0.26
                                          ========    ========    ========    ========
  Net income per share -- diluted.......  $   0.43    $   0.42    $   0.35    $   0.25
                                          ========    ========    ========    ========

FISCAL 1998
  Total revenues........................  $235,356    $242,102    $347,455    $324,746
  Operating income......................    18,406      18,954      25,121      23,710
  Net income............................    10,586      10,545      13,102      12,524
  Net income per share -- basic.........  $   0.26    $   0.24    $   0.25    $   0.25
                                          ========    ========    ========    ========
  Net income per share -- diluted.......  $   0.25    $   0.23    $   0.25    $   0.24
                                          ========    ========    ========    ========

     Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable adverse weather conditions which may affect sales volume and food costs. In addition, all quarters have 12-week accounting periods, except the first quarters of fiscal 1999 and 1998, which have 16-week accounting periods.

NOTE 22 -- COMMITMENTS AND CONTINGENT LIABILITIES

     In conjunction with the Senior Credit Facility which was amended in March 1999, a letter of credit sub-facility in the amount of $75.0 million was established (see Note 9). Several letters of credit are outstanding under this facility which secure the Company's potential workers' compensation claims. The Company is required to provide a letter of credit each year based on its existing workers' compensation claims experience, or set aside a comparable amount of cash or investment securities in a trust account. Additionally there is a $3.9 million letter of credit outstanding under the sub-facility which secures the Industrial Revenue Bonds issued in connection with the construction of the Company's Northern California distribution facility.

     The Company's standby letter of credit agreements with various banks expire as follows:

                                                            (DOLLARS IN THOUSANDS)
July 1999..................................................        $36,386
August 1999................................................          7,704
November 1999..............................................            345
February 2000..............................................          1,676
April 2000.................................................          7,575
                                                                   -------
                                                                   $53,686
                                                                   =======

     In fiscal 1996, the Company sold certain of its Carl's Jr. franchise notes receivable, with recourse, to an independent third party. In addition, the Company entered into two limited term guarantees with an independent third party during fiscal 1997 on behalf of certain of its Carl's Jr. franchisees and an additional limited term guarantee in fiscal 1998 with an independent third party on behalf of its Hardee's franchisees.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

The Company is contingently liable for an aggregate of approximately $4.2 million under these guarantees as of January 31, 1999.

     The Company's Senior Credit Facility is guaranteed on a secured basis by the Company's direct and indirect subsidiaries (the "Subsidiary Guarantors"), other than non-guarantor subsidiaries which conduct no material operations, have no significant assets on a consolidated basis and account for only an insignificant share of the Company's consolidated revenues. Each of the Subsidiary Guarantors also fully and unconditionally guarantee the Company's 9.125% Senior Subordinated Notes due 2009 on a joint and several basis. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that such information is not material to investors.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                  ALLOWANCE FOR
                                                                DOUBTFUL ACCOUNTS
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Balance at January 31, 1996.................................         $  1,071
  Charges to operations.....................................            1,274
  Deductions................................................           (1,547)
  Adjustments...............................................               --
  Acquired through acquisitions.............................              582
                                                                     --------
Balance at January 31, 1997.................................            1,380
  Charges to operations.....................................            7,155
  Deductions................................................           (3,989)
  Adjustments...............................................           (1,519)
  Acquired through acquisitions.............................           29,884
                                                                     --------
Balance at January 31, 1998.................................           32,911
  Charges to operations.....................................            4,192
  Deductions................................................          (11,389)
  Adjustments...............................................           (9,689)
  Write-off from dispositions...............................             (471)
                                                                     --------
Balance at January 31, 1999.................................         $ 15,554
                                                                     ========

                                 EXHIBIT INDEX

EXHIBITS                            DESCRIPTION
--------                            -----------
 3-1        Certificate of Incorporation of the Registrant, incorporated herein by reference to exhibit 3-1 to the Registrant's Form
            S-4 Registration Statement Number 333-05305.
 3-2        Certificate of Amendment of Certificate of Incorporation, as
            filed with the Delaware Secretary of State on December 9,
            1997, filed as exhibit 3-2 to the Company's Form 10-K Annual
            Report for the fiscal year ending January 26, 1998, and is hereby incorporated by reference.
 3-3        Bylaws of the Registrant, incorporated herein by reference to exhibit 3-2 to the Registrant's Form S-4 Registration
            Statement Number 333-05305.
 4-1        Indenture, dated as of March 14, 1998 for 4.25% Convertible
            Subordinated Notes due 2004 by and between CKE Restaurants,
            Inc. and Chase Manhattan Bank and Trust Company, National
            Association, as Trustee, filed as exhibit 4.1 to the
            Company's Form 10-K Annual Report for fiscal year ended
            January 26, 1998, and is hereby incorporated by reference.
 4-2        Form of Note (included in exhibit 4.1).
 4-3        Registration Rights Agreement dated as of March 13, 1998
            between the Company and Morgan Stanley & Co. Incorporated,
            BT Alex. Brown Incorporated, Merrill Lynch, Pierce, Fenner &
            Smith Incorporated and Schroder & Co. Inc., filed as an
            exhibit 4.3 to the Company's Form 10-K Annual Report for
            fiscal year ended January 26, 1998, and is hereby
            incorporated by reference.
 4-4        Indenture, dated as of March 4, 1999, by and among the
            Company, its subsidiary guarantors and Chase Manhattan Bank and Trust Company, N.A., as Trustee, filed as exhibit 4.1 to the Company's Current Report on Form 8-K dated February 25,
            1999, and is hereby incorporated by reference.
 4-5        Form of Note (included in exhibit 4.4).
 4-6        Registration Rights Agreement, dated as of March 4, 1999, by and among the Company, the Subsidiary Guarantors and the
            Initial Purchasers, filed as exhibit 4.3 to the Company's
            Registration Statement on Form S-4, file No. 333-76377, and is hereby incorporated by reference.
10-1        Carl Karcher Enterprises, Inc. Profit Sharing Plan, as
            amended, filed as exhibit 10-21 to the Company's
            Registration Statement on Form S-1, file No. 2-73695, and is hereby incorporated by reference.(2)
10-2        Carl Karcher Enterprises, Inc. Key Employee Stock Option
            Plan, filed as exhibit 10-24 to the Company's Registration
            Statement on Form S-1, file No. 2-80283, and is hereby
            incorporated by reference.(2)
10-3        Carl Karcher Enterprises, Inc. 1993 Employee Stock Incentive
            Plan, filed as exhibit 10-123 to the Company's Form 10-K
            Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)
10-4        CKE Restaurants, Inc. 1994 Stock Incentive Plan, as amended, incorporated herein by reference to exhibit 4-1 to the
            Registrant's Form S-8 Registration Statement Number
            333-12399.(2)
10-5        CKE Restaurants, Inc. 1994 Employee Stock Purchase Plan, as
            amended, filed as exhibit 10-22 to the Company's Form 10-K
            Annual Report for fiscal year ended January 27, 1997, and is hereby incorporated by reference.(2)
10-6        Employment Agreement dated January 1, 1994, by and between
            Carl Karcher Enterprises, Inc. and Carl N. Karcher, filed as exhibit 10-89 to the Company's Form 10-K Annual Report for fiscal year ended January 31, 1994, and is hereby
            incorporated by reference.(2)
10-7        First Amendment to Employment Agreement dated November 1,
            1997, by and between Carl N. Karcher and Carl Karcher
            Enterprises, Inc., filed as exhibit 10-8 to the Company's
            Form 10-K Annual Report for fiscal year ended January 26,
            1998, and is hereby incorporated by reference.(2)

EXHIBITS                            DESCRIPTION
--------                            -----------
10-8        Employment Agreement dated November 8, 1994, by and between
            Carl Karcher Enterprises, Inc. and C. Thomas Thompson, filed as exhibit 10-83 to the Company's Form 10-K Annual Report
            for fiscal year ended January 30, 1995, and is hereby
            incorporated by reference.(2)
10-9        First Amendment to Employment Agreement dated March 31,
            1996, by and between Carl Karcher Enterprises, Inc. and C.
            Thomas Thompson, filed as exhibit 10-44 to the Company's
            Form 10-Q Quarterly Report for the quarterly period ended
            May 20, 1996, and is hereby incorporated by reference.(2)
10-10       Employment Agreement dated July 15, 1997, by and between
            Hardee's Food Systems, Inc. and Rory J. Murphy, filed as
            exhibit 10.46 to the Company's form 10-Q Quarterly Report
            for the quarterly period ended August 11, 1997, and is
            hereby incorporated by reference. (2)
10-11       Settlement Agreement and Release dated as of April 26, 1996, by and between Giant Group, Ltd; William P. Foley II; CKE
            Restaurants, Inc.; Fidelity National Financial, Inc.; and
            other parties, filed as exhibit 10-42 to the Company's Form
            10-Q Quarterly Report for the quarterly period ended May 20,
            1996, and is hereby incorporated by reference.
10-12       Operating Agreement by and between Rally's Hamburgers, Inc.
            and Carl Karcher Enterprises, Inc. dated May 26, 1996, filed as exhibit 10-43 to the Company's Form 10-Q Quarterly Report for the quarterly period ended May 20, 1996, and is hereby incorporated by reference.*
10-13       Settlement and Development Agreement by and between Carl
            Karcher Enterprises, Inc., CKE Restaurants, Inc. and GB
            Foods Corporation dated as of May 1995, filed as exhibit
            10-31 to the Company's Form 10-K Annual Report for the
            fiscal year ended January 29, 1996, and is hereby
            incorporated by reference.
10-14       First Amendment to Settlement and Development Agreement by
            and between Carl Karcher Enterprises, Inc., CKE Restaurants,
            Inc. and GB Foods Corporation dated as of February 20, 1997, filed as exhibit 10-31 to the Company's Form 10-K Annual
            Report for the fiscal year ended January 27, 1997, and is
            hereby incorporated by reference.
10-15       Term Loan and Security Agreement between Carl Karcher
            Enterprises, Inc. and Heller Financial, Inc., dated December
            19, 1995, filed as exhibit 10-40 to the Company's Form 10-K
            Annual Report for the fiscal year ended January 29, 1996,
            and is hereby incorporated by reference.
10-16       Amendment No. One to Term Loan and Security Agreement dated as of January 22, 1996, by and between Carl Karcher
            Enterprises, Inc. and Heller Financial, Inc. filed as
            exhibit 10-41 to the Company's Form 10-K Annual Report for the fiscal year ended January 29, 1996, and is hereby
            incorporated by reference.
10-17       Amendment No. Two to Term Loan and Security Agreement dated as of January 14, 1997, by and between Carl Karcher
            Enterprises, Inc. and Heller Financial, Inc., filed as
            exhibit 10-42 to the Company's Form 10-K Annual Report for the fiscal year ended January 27, 1997, and is hereby
            incorporated by reference.
10-18       Stock Purchase Agreement, dated as of August 27, 1996, by
            and between CKE Restaurants, Inc. and Casa Bonita Holdings,
            Inc., filed as exhibit 10-1 to the Company's Current Report on Form 8-K dated August 27, 1996, and is hereby
            incorporated by reference.*
10-19       Stock Purchase Agreement, dated as of April 27, 1997, by and among CKE Restaurants Inc., Imasco Holdings, Inc. and
            Hardee's Food Systems, Inc., filed as exhibit 10.1 to the
            Company's Current Report on Form 8-K dated April 27, 1997, and is hereby incorporated by reference.*
10-20       Supply Agreement, dated as of July 14, 1997, by and between
            Hardee's Food Systems, Inc. and Fast Food Merchandisers,
            Inc. (Forest City Division), filed as exhibit 99.3 to the
            Company's Current Report on Form 8-K dated April 27, 1997, and is hereby incorporated by reference.*
10-21       Supply Agreement, dated as of July 14, 1997, by and between
            Hardee's Food Systems, Inc. and Fast Food Merchandisers,
            Inc. (Monterey Division), filed as exhibit 99.4 to the
            Company's Current Report on Form 8-K dated April 27, 1997, and is hereby incorporated by reference.*

EXHIBITS                            DESCRIPTION
--------                            -----------
10-22       Supply Agreement, dated as of July 14, 1997, by and between
            Hardee's Food Systems, Inc. and QVS, Inc., filed as exhibit
            99.5 to the Company's Current Report on Form 8-K dated April
            27, 1997, and is hereby incorporated by reference.*
10-23       Distribution Agreement, dated as of July 14, 1997, by and
            among the Company, Hardee's Food Systems, Inc. and Fast Food
            Merchandisers, Inc., filed as exhibit 99.6 to the Company's
            Current Report on Form 8-K dated April 27, 1997, as is
            hereby incorporated by reference.*
10-24       Exchange Agreement, dated as of December 8, 1997, by and
            between Rally's Hamburgers, Inc., CKE Restaurants, Inc.,
            Fidelity National Financial, Inc., Giant Group, LTD and
            others, filed as exhibit 10-35 to the Company's Form 10-K
            Annual Report for the fiscal year ended January 26, 1998,
            and is hereby incorporated by reference.*
10-25       Stock Purchase Agreement dated February 18, 1998, among CKE
            Restaurants, Inc., Advantica Restaurant Group, Inc., Spartan
            Holdings, Inc. and Flagstar Enterprises, Inc., filed as
            exhibit 99.2 to the Company's Current Report on Form 8-K
            dated February 19, 1998, and is hereby incorporated by
            reference.*
10-26       Second Amended and Restated Credit Agreement, dated as of
            March 4, 1999, by and between the Company and Paribas, as
            agent, and the Lenders party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K dated February
            25, 1999, and is hereby incorporated by reference.*
11-1        Computation of Earnings Per Share.(1)
12-1        Computation of Ratios.(1)
21-1        Subsidiaries of Registrant.(1)
23-1        Consent of KPMG LLP.(1)
27-1        Financial Data Schedule (included only with electronic
            filing).

---------------
 * Schedules omitted. The Registrant shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

(1) Filed herewith.

(2) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.