Form 10-Q
period 1999-05-17
CKE RESTAURANTS INC
filed 1999-07-01
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934.

For the quarterly period ended           May 17, 1999
                               -----------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934.

             for the transition period from __________ to __________

                       Commission file number     1-13192
                                             -----------------

                              CKE RESTAURANTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      33-0602639
--------------------------------------------------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

  401 W. Carl Karcher Way, Anaheim, CA                      92801
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's telephone number, including area code         (714) 774-5796
                                                   -----------------------------

                   1200 N. Harbor Boulevard, Anaheim, CA 92801
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


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

          52,020,861 shares of Common Stock, par value $.01 per share, as of June 18, 1999
          ------------------------------------------------------------

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                Page
                                                                                                ----
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements:

              Consolidated Balance Sheets as of May 17, 1999 and January 25, 1999.........       3

              Consolidated Statements of Income for the sixteen weeks ended
                   May 17, 1999 and May 18, 1998..........................................       4

              Consolidated Statements of Cash Flows for the sixteen weeks ended
                   May 17, 1999 and May 18, 1998..........................................       5

              Notes to Consolidated Financial Statements..................................       7

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................................      10

         Item 3. Quantitative and Qualitative Disclosures about Market Risk...............      15


Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K........................................      16


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                           May 17,      January 25,
                                                            1999           1999
                                                         ----------     -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                            $   45,529     $   46,297
    Accounts receivable, net                                 38,720         46,820
    Related party receivables                                 1,225          1,474
    Inventories                                              25,068         22,507
    Prepaid expenses                                         17,710         12,349
    Other current assets                                      3,154          4,845
                                                         ----------     ----------

        Total current assets                                131,406        134,292

Property and equipment, net                                 981,723        940,178
Property under capital leases, net                           78,866         81,895
Long-term investments                                        33,362         34,119
Notes receivable                                              7,572          7,898
Related party receivables                                     7,407          7,020
Costs in excess of assets acquired, net                     251,453        252,035
Other assets                                                 46,094         39,477
                                                         ----------     ----------

                                                         $1,537,883     $1,496,914
                                                         ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                    $    4,276     $    4,273
    Current portion of capital lease obligations              7,511          7,838
    Accounts payable                                         82,828         88,462
    Other current liabilities                               102,991        101,074
                                                         ----------     ----------
        Total current liabilities                           197,606        201,647
                                                         ----------     ----------

Long-term debt                                              195,381        360,684
Senior subordinated notes                                   200,000             --
Convertible subordinated notes                              159,225        162,225
Capital lease obligations                                    88,843         90,373
Deferred income taxes, net                                   15,029         15,029
Other long-term liabilities                                  77,648         80,114
Stockholders' equity:
    Preferred stock, $.01 par value; authorized
        5,000,000 shares; none issued or outstanding             --             --
    Common stock, $.01 par value; authorized
        100,000,000 shares; issued and outstanding
        51,866,131 and 51,850,249 shares                        519            519
    Additional paid-in capital                              380,387        380,423
    Retained earnings                                       223,245        205,900
                                                         ----------     ----------

        Total stockholders' equity                          604,151        586,842
                                                         ----------     ----------

                                                         $1,537,883     $1,496,914
                                                         ==========     ==========

See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                  Sixteen Weeks Ended
                                                                ------------------------
                                                                 May 17,        May 18,
                                                                  1999           1998
                                                                ---------      ---------
Revenues:
    Company-operated restaurants                                $ 546,744      $ 478,607
    Franchised and licensed restaurants and other                  48,979         49,604
                                                                ---------      ---------
        Total revenues                                            595,723        528,211
                                                                ---------      ---------

Operating costs and expenses:
    Restaurant operations:
        Food and packaging                                        163,732        144,850
        Payroll and other employee benefits                       165,579        148,703
        Occupancy and other operating expenses                    110,835         90,890
                                                                ---------      ---------
                                                                  440,146        384,443

    Franchised and licensed restaurants                            35,528         33,301
    Advertising expenses                                           32,679         27,449
    General and administrative expenses                            39,765         37,384
                                                                ---------      ---------

        Total operating costs and expenses                        548,118        482,577
                                                                ---------      ---------

Operating income                                                   47,605         45,634

Interest expense                                                  (15,678)        (9,237)

Other income (expense), net                                          (266)         1,396
                                                                ---------      ---------

Income before income taxes and extraordinary item                  31,661         37,793
Income tax expense                                                 12,531         15,061
                                                                ---------      ---------

Income before extraordinary item                                   19,130         22,732

Extraordinary item - gain on early retirement of debt,
    net of applicable income taxes of $186                            290             --
                                                                ---------      ---------

Net income                                                      $  19,420      $  22,732
                                                                =========      =========

Basic income per share before extraordinary item                $    0.36      $    0.44

Extraordinary item - gain on early retirement of debt,
    net of applicable income taxes - basic                            .01             --
                                                                ---------      ---------

Net income per share - basic                                    $    0.37      $    0.44
                                                                =========      =========

Weighted average shares outstanding - basic                        51,860         51,229
                                                                =========      =========

Diluted income per share before extraordinary item              $    0.36      $    0.43

Extraordinary item - gain on early retirement of debt,
    net of applicable income taxes - diluted                          .01             --
                                                                ---------      ---------

Net income per share - diluted                                  $    0.37      $    0.43
                                                                =========      =========

Weighted average shares outstanding - diluted                      56,341         55,581
                                                                =========      =========


See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Sixteen Weeks Ended
                                                                       ------------------------
                                                                        May 17,        May 18,
                                                                         1999           1998
                                                                       ---------      ---------
Net cash flow from operating activities:
   Net income                                                          $  19,420      $  22,732
   Adjustments to reconcile net income to net cash provided by operating activities, excluding the effect of acquisitions and dispositions:
      Extraordinary gain on early retirement of debt                        (476)            --
      Depreciation and amortization                                       27,923         19,649
      Loss on sale of property and equipment and capital leases              435            376
      Net noncash income                                                    (140)          (387)
      Loss on noncurrent asset and liability transactions                    370            233
      Net change in receivables, inventories, prepaid expenses and
       other current assets                                                2,123          9,474
      Net change in accounts payable and other current liabilities        (6,459)         5,973
                                                                       ---------      ---------

        Net cash provided by operating activities                         43,196         58,050
                                                                       ---------      ---------

Cash flow from investing activities:
   Purchases of:
      Property and equipment                                             (67,183)       (23,666)
   Proceeds from sale of:
      Property and equipment                                               3,404          5,372
   Increases in notes receivable and related party receivables              (569)           (23)
   Collections on notes receivable, related party receivables and
    leases receivable                                                        890          2,332
   Net change in other assets                                                558         (1,213)
   Acquisitions, net of cash acquired                                         --       (384,711)
   Dispositions, net of cash surrendered                                      --          4,328
                                                                       ---------      ---------

        Net cash used in investing activities                            (62,900)      (397,581)
                                                                       ---------      ---------


Cash flow from financing activities:
   Net change in bank overdraft                                            2,743          2,450
   Long-term borrowings                                                  237,000        410,445
   Repayments of long-term debt                                         (204,825)       (41,397)
   Repayments of capital lease obligations                                (1,858)        (1,404)
   Deferred financing costs                                               (9,686)       (10,196)
   Net change in other long-term liabilities                              (2,467)         2,192
   Payment of dividends                                                   (2,075)        (1,895)
   Exercise of stock options                                                 104            672
                                                                       ---------      ---------

        Net cash provided by financing activities                         18,936        360,867
                                                                       ---------      ---------

           Net increase (decrease) in cash and cash equivalents        $    (768)     $  21,336
                                                                       =========      =========


See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Sixteen Weeks Ended
                                                       ---------------------
                                                       May 17,      May 18,
                                                        1999         1998
                                                       -------     ---------
Supplemental disclosures of cash flow information:

   Cash paid during period for:
     Interest (net of amount capitalized)              $15,703     $   6,654
     Income taxes                                        5,957         7,244


   FEI Acquisition:
     Tangible assets acquired at fair value            $    --     $ 317,056
     Costs in excess of net assets acquired                 --       152,989
     Liabilities assumed at fair value                      --       (89,408)
                                                       -------     ---------
          Total purchase price                         $    --     $ 380,637
                                                       =======     =========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 17, 1999 AND MAY 18, 1998


NOTE (A) BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of CKE Restaurants, Inc. and its consolidated wholly-owned subsidiaries (the "Company" or "CKE") and have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company's 1999 Annual Report to Stockholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year or for any other future periods. Certain reclassifications have been made to the fiscal 1999 consolidated financial statements to conform to the fiscal 2000 presentation. Share and per share information has been retroactively adjusted to reflect the ten percent stock dividend paid in January 1999.


NOTE (B) ACQUISITION OF FLAGSTAR ENTERPRISES, INC.

        On April 1, 1998, the Company acquired Flagstar Enterprises, Inc. ("FEI"), the largest franchisee in the Hardee's system, previously operating 557 Hardee's restaurants located primarily in the Southeastern United States. In connection with the acquisition, which was accounted for as a purchase, the Company acquired all of the issued and outstanding shares of common stock of FEI from Advantica Restaurant Group, Inc. ("Advantica") for cash consideration of $380.6 million (which included miscellaneous expenses paid to Advantica) and the assumption of approximately $45.6 million in capital lease obligations. The Company used the majority of the net proceeds from the issuance of $197.2 million of convertible subordinated notes together with borrowings of $213.2 million under its senior credit facility to finance the acquisition.

        Selected unaudited pro forma combined results of operations for the 16-week period ended May 18, 1998, assuming the acquisition occurred on January 27, 1998, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, is as follows:

                                                        Sixteen Weeks Ended
                                                            May 18, 1998
                                                        --------------------
                  Total revenues                              $649,408
                  Net income                                  $ 21,949
                  Net income per share - basic                $   0.43
                  Net income per share - diluted              $   0.41

NOTE (C) LONG-TERM DEBT

        On March 4, 1999, the Company amended its existing senior credit facility, which consisted of a $250.0 million term loan facility and a $250.0 million revolving credit facility. The senior credit facility, as amended, consists of a $500.0 million revolving credit facility and includes a $75.0 million letter of credit sub-facility. The senior credit facility will be reduced beginning in March 2001 by a minimum of $50.0 million each year, for the three subsequent years. Additional borrowings under the senior credit facility may be used for working capital or other general corporate purposes, including permitted investments and acquisitions, and any amounts outstanding thereunder will become due in February 2004.

        Borrowings and other obligations of the Company under the senior credit facility are general unsubordinated obligations of the Company and secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries guarantee such borrowings and other obligations, and are secured by certain franchise rights, contract rights, general intangibles (including trademarks) and other assets of the Company and such

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 17, 1999 AND MAY 18, 1998

(Continued)

subsidiaries. The Company is required to repay borrowings under the senior credit facility with the proceeds from certain asset sales (unless the net proceeds of such sales are reinvested in the Company's business), from the issuance of certain equity securities and from the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

        The senior credit facility contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses and (iii) limit the Company and its subsidiaries from making capital expenditures and certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. In addition, the Company is required to comply with specified financial ratios and tests, including minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios. As of May 17, 1999, the Company was in compliance with all of its covenants related to its senior credit facility.


NOTE (D) SENIOR SUBORDINATED NOTES

        On March 4, 1999, the Company completed a private placement of $200.0 million aggregate principal amount of senior subordinated notes, in which the Company received net proceeds of approximately $194.8 million, of which $190.0 million was used to repay indebtedness under the senior credit facility. The senior subordinated notes are due in May 2009, carry a 9.125% coupon rate and are redeemable by the Company beginning on May 1, 2004. The indenture relating to the senior subordinated notes imposes restrictions on the Company's ability (and the ability of its subsidiaries) to incur additional indebtedness, pay dividends on, redeem or repurchase its capital stock, make investments, incur liens on its assets, sell assets other than in the ordinary course of business, and enter into certain transactions with its affiliates. The senior subordinated notes represent unsecured general obligations subordinate in right of payment to the Company's senior indebtedness including its senior credit facility.

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

NOTE (E) CONVERTIBLE SUBORDINATED NOTES

        During the first quarter of fiscal 2000, the Company repurchased an additional $3.0 million aggregate principal amount of convertible subordinated notes for $2.5 million in cash, including accrued interest thereon. The Company recognized an extraordinary gain on the early retirement of debt of $0.3 million, net of applicable income taxes of $0.2 million. To date, the Company has repurchased a total of $38.0 million aggregate principal amount of convertible subordinated notes.


NOTE (F) SEGMENT INFORMATION

        The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") in its fiscal year ending January 25, 1999.

        The Company is engaged principally in developing, operating and franchising its Carl's Jr., Hardee's and Taco Bueno quick-service restaurants, each of which are considered strategic businesses that are managed and evaluated separately. As such, the Company considers its Carl's Jr., Hardee's and Taco Bueno chains to each be a reportable

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 17, 1999 AND MAY 18, 1998

(Continued)

segment. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment profit before taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements for the fiscal year ending January 25, 1999.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit or loss, income and expense not allocated to reportable segments. The amounts reported for Hardee's reflect only the periods subsequent to the acquisition date of April 1, 1998 for FEI.

        Sixteen Weeks Ended
        -------------------
                                         Carl's Jr.     Hardee's    Taco Bueno      Other          Total
                                         ----------    ----------   ----------    --------      ----------
        May 17, 1999:
        Revenues                          $207,851     $  356,230     $27,616     $  4,026      $  595,723
        Segment profit (loss)               21,288         12,738       2,932       (5,297)         31,661
        Total assets                       345,830      1,059,755      67,904       64,394       1,537,883
        Capital expenditures                 9,187         47,182       5,418        5,396          67,183
        Depreciation and amortization        7,785         17,219       1,022        1,897          27,923

        May 18, 1998:
        Revenues                          $190,233     $  288,788     $24,584     $ 24,606      $  528,211
        Segment profit (loss)               23,060         15,498       2,533       (3,298)         37,793
        Total assets (as of
         January 25, 1999)                 280,201      1,072,594      62,539       81,580       1,496,914
        Capital expenditures                10,325         10,485         836        2,020          23,666
        Depreciation and amortization        6,981          9,396         830        2,442          19,649

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

        Consolidated net income for the 16-week period ended May 17, 1999 decreased 14.6% to $19.4 million, or $0.37 per share on a diluted basis as compared with net income of $22.7 million, or $0.43 per share on a diluted basis for the prior year quarter. Net income, excluding the $0.3 million extraordinary gain on the early retirement of debt, decreased 15.8% for the 16-week period ended May 17, 1999 to $19.1 million, or $0.36 per share on a diluted basis. The decline in consolidated net income was primarily due to increased interest expense incurred in connection with our recent financings. While consolidated net income reflected a decrease from the level achieved in the prior year quarter, operating income for the consolidated group continued to grow in the first quarter of fiscal 2000, increasing 4.3% over the prior year quarter to $47.6 million. The increase in operating income was largely attributable to the additional income generated by the 557 previously franchised Hardee's restaurants as a result of our acquisition of Flagstar Enterprises, Inc. ("FEI") from Advantica Restaurant Group, Inc. ("Advantica") on April 1, 1998. Operating results for the 16 weeks ended May 17, 1999 include 16 weeks of operations for Hardee's Food Systems, Inc. and 16 weeks of operations for FEI. The corresponding period of the prior fiscal year includes 16 weeks of operations for Hardee's Food Systems, Inc. and seven weeks of operations for FEI's 557 Hardee's restaurants.

        Operating results for Carl's Jr. for the 16-week period ended May 17, 1999 include the results of 63 Hardee's-to-Carl's Jr. conversions in Oklahoma, Texas and Kansas. These restaurants were included in Hardee's results for the 16 weeks ended May 18, 1998.

        We have remodeled approximately 160 company-operated Hardee's restaurants to the Star Hardee's format during the quarter and our franchisees have remodeled approximately 55 restaurants, with approximately 325 Hardee's restaurants remodeled to the Star Hardee's format system-wide, at quarter-end. In addition to menu enhancements, a Star Hardee's remodel involves installing charbroilers in the kitchens, remodeling the interior and exterior of the restaurant, introducing Carl's Jr.-style limited table service, adding "all-you-can-drink" beverage bars and installing new signage. We plan to remodel 300 to 400 company-operated restaurants and our franchisees plan to remodel 100 to 200 restaurants to the Star Hardee's format this fiscal year. The restaurants that have already been converted are seeing sales improvements in the range of 8 to 10% above pre-conversion levels.

        This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; demands placed on management and capital resources by the substantial increase in our size resulting from the acquisitions of Hardee's and FEI; changes in our integration plans for Hardee's and our expansion plans; risks that sales growth resulting from our current and future remodeling and dual-branding of restaurants and other operating strategies can be sustained at the current levels experienced; and other risks detailed in our filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

        Revenues from company-operated restaurants increased $68.1 million or 14.2% to $546.7 million in the first quarter of fiscal 2000 over the same period in the prior year. Carl's Jr., Hardee's and Taco Bueno company-operated restaurant revenues accounted for sales increases of $16.5 million, $68.7 million and $3.0 million, respectively, offset in part by the decrease in revenues from our JB's Restaurants and Galaxy Diner restaurants which were sold to Santa Barbara Restaurant Group, Inc. ("SBRG") in September 1998. On a same-store sales basis, our Carl's Jr. sales decreased 4.8% for the quarter, which reflects strong comparisons in the first quarter of the last two fiscal years, with same-store sales increases of 5.2% for the first quarter of fiscal 1999 and 6.1% for the same period in fiscal 1998. Also included in the current year same-store sales comparisons are results of the 63 Hardee's-to-Carl's Jr. conversions in Oklahoma, Texas and Kansas. These are essentially new markets for Carl's Jr. where additional time is needed to fully realize the brand potential. Without the inclusion of these restaurants, same-store sales for the quarter would have

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

(Continued)

declined 3.8%. Same-store sales for our company-operated Hardee's restaurants were down 4.8% for the quarter, including both the restaurants initially purchased from Imasco Holdings, Inc. in July 1997 and the FEI restaurants purchased in April 1998. Excluding the 557 FEI restaurants, same-store sales for Hardee's would have been up 0.5% for the quarter. Same-store sales for our company-operated Taco Bueno restaurants increased 10.6%, marking the 16th consecutive quarter of same-store sales increases for the chain. The increase in company-operated revenue from our Carl's Jr. restaurants was primarily attributable to an increase in the number of restaurants open and operating in the first quarter of fiscal 2000 as compared with the first quarter of the prior year and the inclusion of $12.0 million of revenue from the 63 Hardee's-to-Carl's Jr. converted restaurants. The increase in Hardee's company-operated revenues was primarily due to including a full quarter of operations of the FEI restaurants acquired from Advantica in April 1998. Taco Bueno's increase in revenues is due mainly to our advertising campaign, which focuses on great-tasting food products, the image enhancement program for our Taco Bueno restaurants, which was begun in fiscal 1999, and the focus on real estate that is better located and more heavily trafficked than the properties previously targeted for development of Taco Bueno restaurants. Average unit volumes for the trailing 52-week period ending May 17, 1999 for our company-operated Carl's Jr. restaurants, excluding the 63 Hardee's-to-Carl's conversions were $1,169,000. Average unit volumes at our company-operated Hardee's restaurants were $797,000, while Taco Bueno's average unit volumes continued to rise and increased to $768,000 as of May 17, 1999 for the trailing 52-week period.

        Our revenues from franchised and licensed restaurants for the 16-week period ended May 17, 1999 decreased $0.6 million, or 1.3%, to $49.0 million from the comparable period in fiscal 1999. This decrease is mainly due to the acquisition of previously franchised Hardee's restaurants during fiscal 1999, including the 557 formerly franchised FEI restaurants we acquired in April 1998 and the loss of franchised revenues from our JB's restaurants, which were sold to SBRG in September 1998. Offsetting these factors were increased royalties from, and food purchases by, Carl's Jr. franchisees and licensees as a result of an increase in the number of Carl's Jr. franchised restaurants operating in the first quarter of fiscal 2000 as compared with the first quarter of fiscal 1999 and an increase in equipment sales to Hardee's franchisees in connection with the remodeling of Hardee's restaurants to the Star Hardee's format.

        Restaurant-level margins for our company-operated Carl's Jr. restaurants decreased 2.1% to 23.8% for the 16-week period ended May 17, 1999 from the first quarter of fiscal 1999, primarily due to increases in occupancy and other operating expenses. Excluding the 63 Hardee's-to-Carl's Jr. converted restaurants, Carl's Jr.'s restaurant-level margins would have been 24.8% for the first quarter of fiscal 2000. Carl's Jr. food and packaging costs continued to decrease during the first quarter of fiscal 2000, down 0.8% to 28.3% of revenues from company-operated Carl's Jr. restaurants, as compared with 29.1% in the comparable prior year period. This decrease was primarily attributable to continued purchasing economies achieved as a result of the consolidated buying power directly realized from our addition of other restaurant concepts, including our Green Burrito dual-brand restaurants. Payroll and other employee benefits for our Carl's Jr. restaurant chain, as a percentage of revenues from company-operated Carl's Jr. restaurants, increased 0.7% to 26.5% in the 16 weeks ended May 17, 1999 as compared with the same prior year period. The March 1998 California minimum wage increase contributed to the rise in payroll and employee benefit costs in the first quarter of fiscal 2000, and the increasing number of our Carl's Jr./Green Burrito dual-brand restaurants added to the greater labor cost due to the more labor intensive nature of the Green Burrito system. Carl's Jr. occupancy and other operating expenses, as a percentage of revenues from company-operated Carl's Jr. restaurants, increased 2.2% to 21.4% for the 16-week period ended May 17, 1999 over the comparable prior year period, primarily due to the fixed nature of these costs combined with a decrease in the same-store revenue base as well as increased repair and maintenance costs and increased rent expense as a result of scheduled increases in long-term lease contracts.

        Although our Hardee's restaurant-level operating margins are substantially lower than our Carl's Jr. and Taco Bueno quick-service restaurant concepts, we have increased Hardee's company-operated restaurant-level operating margins to 16.8% for the first quarter of fiscal 2000, as compared with 16.3% for the comparable period of fiscal 1999 by implementing many of the same cost saving measures we implemented at our Carl's Jr. restaurants over the past four to five years. Hardee's food and packaging costs continued to decrease during the first quarter of fiscal 2000, down 0.2% to 30.9% of revenues from company-operated restaurants, as compared with 31.1% in the comparable prior year period. This decrease was mainly due to a reduction in food waste and theft tolerance levels and continued purchasing economies achieved as a result of our increased consolidated buying power. Payroll and other employee benefits as a percentage of revenues from company-operated Hardee's restaurants, decreased 1.6% to 32.3% in the

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

(Continued)

first quarter of fiscal 2000 from the first quarter of the prior year. This decrease is a result of using the Carl's Jr. labor matrix to refine labor usage and a focus on safety and accident prevention as a method of lowering workers' compensation costs. As a percentage of revenues from Hardee's company-operated restaurants, occupancy and other operating expenses increased 1.3% to 20.0% for the 16-week period ended May 17, 1999 over the comparable prior year period. The increase in occupancy and other operating expenses is due to the fixed nature of the costs combined with a decrease in the same-store revenue base as well as increased depreciation costs in connection with the remodeling program of the Hardee's restaurants to the Star Hardee's format.

        Taco Bueno's restaurant-level operating margins were 27.2% for the first quarters of both fiscal 2000 and 1999. While overall Taco Bueno restaurant-level margins remained constant, food and packaging costs as a percentage of sales increased by 0.8%, which was offset by a decrease in occupancy and other operating expenses as a percentage of sales of 0.8%. The increase in food and packaging was mainly attributable to a change in packaging materials used, while the decrease in occupancy and other was a result of the fixed nature of these costs combined with the increase in revenues.

        Franchised and licensed restaurant and other costs increased 6.7% to $35.5 million for the 16 weeks ended May 17, 1999 over the 16-week period ended May 18, 1998. The increase is primarily due to increased food and other products purchased from us by Carl's Jr. franchisees and licensees and increased equipment purchases from us by Hardee's franchisees and licensees. While royalties from Hardee's franchised and licensed restaurants decreased during the first quarter in fiscal 2000 from the prior year quarter, revenues from equipment sales to Hardee's franchised and licensed restaurants increased; the cost structure associated with equipment sales is much higher than that associated with the royalty stream of income. As a result, franchised and licensed restaurant and other costs increased 5.4% as a percentage of revenue from franchised and licensed restaurants for the first quarter of fiscal 2000 over the first quarter of fiscal 1999.

        Advertising expenses increased $5.2 million in the first quarter of fiscal 2000 over the comparable period of fiscal 1999 principally due to increased advertising support for Hardee's. Advertising has become increasingly important in the current competitive environment and, as a result, advertising expenses have increased in terms of dollars spent in the current fiscal year as compared with the prior fiscal year, while remaining relatively consistent as a percentage of company-operated revenues.

        General and administrative expenses increased $2.4 million to $39.8 million for the 16 weeks ended May 17, 1999 over the 16-week period ended May 18, 1998. As a percentage of total revenues, general and administrative expenses decreased 0.4% to 6.7% of total revenues in the first quarter of fiscal 2000, reflecting the economies of scale we are realizing by absorbing certain costs associated with FEI into our existing infrastructure. The increases in fiscal 2000 in terms of dollars spent are primarily the result of the added expenses of supporting FEI's restaurant operations.

        Interest expense for the 16-week period ended May 17, 1999 increased $6.4 million to $15.7 million as compared with the comparable prior year period due to higher levels of borrowings outstanding under our senior credit facility and the issuance of convertible subordinated notes in March 1998 and senior subordinated notes in March 1999. The proceeds from the convertible subordinated notes, bearing interest at 4.25%, were used to complete the acquisition of FEI in April 1998, and the proceeds from the senior subordinated notes, bearing interest at 9.125%, were used to repay existing term loan balances under our senior credit facility.

        Other income (expense), net, mainly consists of interest income, lease income, dividend income, gains and losses on sales of restaurants, income and loss on long-term investments, property management expenses and other non-recurring income and expenses. Other income (expense), net, decreased $1.7 million in the first quarter of fiscal 2000 as compared with the comparable period in the prior fiscal year. The decrease was due in large part to a reduction in interest income as a result of our reduced note receivable from Checkers and reduced notes receivable from our franchisees, and recognition of income in the prior year quarter from our investment in Star Buffet, Inc., which was subsequently sold in October 1998.

        During the third quarter of fiscal 1999, our Board of Directors approved the buyback of up to $50.0 million aggregate principal amount of convertible subordinated notes. In fiscal 1999, we repurchased $35.0 million and, in the first quarter of fiscal 2000, we repurchased an additional $3.0 million of convertible subordinated notes for $2.5 million in cash, including accrued interest thereon. In connection with this repurchase, we recognized an

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

(Continued)

extraordinary gain on the early retirement of debt of $0.3 million, net of applicable taxes of $0.2 million in the 16-week period ended May 17, 1999.


FINANCIAL CONDITION

        Cash and cash equivalents decreased $0.8 million to $45.5 million in the 16 week period ended May 17, 1999. Investing activities absorbed $62.9 million of our cash to fund capital additions of $67.2 million. Partially generating some of the funds necessary were $3.4 million from the sale of property and equipment to our franchisees and $0.9 million from collections on and sale of notes receivable, related party receivables and leases receivable. Financing activities provided us with $18.9 million in cash, primarily from the net proceeds of $194.8 million principal amount of senior subordinated notes and additional borrowings under our senior credit facility. Cash flows from operating and financing activities were mainly used to repay existing indebtedness of $204.8 million, to fund the remodeling of our Hardee's restaurants to the new Star Hardee's format and to convert certain Carl's Jr. restaurants to the Carl's Jr./Green Burrito dual-brand concepts, to pay $9.7 million of deferred financing costs associated with our issuance of the senior subordinated notes, to repay $1.9 million in capital lease obligations and to pay dividends of $2.1 million.

        On March 4, 1999, we completed a private placement of $200.0 million aggregate principal amount of 9.125% senior subordinated notes due 2009. We received net proceeds of $194.8 million, of which $190.0 million was used to repay outstanding term loan balances under our senior credit facility. The indenture relating to the senior subordinated notes imposes certain restrictions on our ability (and the ability of our subsidiaries) to incur indebtedness, pay dividends on, redeem or repurchase our capital stock, make investments, incur liens on our assets, sell assets other than in the ordinary course of business, or enter into certain transactions with our affiliates. The senior subordinated notes represent unsecured general obligations subordinate in right of payment to our senior indebtedness, including our senior credit facility.

        In connection with our private placement of senior subordinated notes, we also amended and restated our senior credit facility to increase the lenders' commitments under our revolving credit facility to $500.0 million from $250.0 million. Commitments under the amended senior credit facility will be reduced after two years by a minimum of $50.0 million each year. We also increased our letter of credit sub-facility to $75.0 million from $65.0 million, and changed the maturity date of the senior credit facility to February 2004. The term loan component of the senior credit facility was eliminated as a result of these transactions. Additional borrowings under the senior credit facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions. We will be required to repay borrowings under the senior credit facility with the proceeds from (1) certain asset sales (unless the net proceeds of such sales are reinvested in our business), (2) the issuance of certain equity securities and (3) the issuance of additional indebtedness. Of the various options we have regarding interest rates, we have selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

        Our senior credit facility contains the following significant covenants:

        o restrictions on our ability to incur additional indebtedness and incur liens on our assets, subject to specified exceptions;

        o requirements that we satisfy specified financial tests as a precondition to our acquisition of other businesses; and

        o limitations on making capital expenditures and certain restricted payments (including dividends and repurchases of stock) subject in certain circumstances to specified financial tests.

        In addition, we are required to comply with minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios. As of May 17, 1999, we were in compliance with all of our debt covenants.

        Our primary source of liquidity is our revenues from company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new restaurants, the remodeling of our Hardee's

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

(Continued)

restaurants to the Star Hardee's format, the remodeling of existing Taco Bueno restaurants, purchases of Hardee's franchised restaurants, the conversion of restaurants to the Carl's Jr./Green Burrito dual-brand concepts and capital expenditures to be incurred in connection with our integration of Hardee's data processing systems. In addition, we continue to discuss certain post-closing purchase price adjustments arising from the Hardee's acquisition with Imasco Holdings, Inc. We believe that any payments required or to be received as a result of such purchase price adjustments would not materially affect our financial condition.

        The quick-service restaurant business generally receives simultaneous cash payment for sales. We presently reinvest the majority of the net cash flow from operations in long-term assets, primarily for the remodeling and construction of restaurants. Normal operating expenses for inventories and current liabilities generally carry longer payment terms (usually 15 to 30 days). As a result, we typically maintain current liabilities in excess of current assets.

        We believe that cash generated from our various restaurant concept operations, along with cash and cash equivalents on hand as of May 17, 1999 and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the foreseeable future. As of May 17, 1999 we had $262.4 million of borrowings available to us under our senior credit facility. If those sources of capital are insufficient to satisfy our capital spending and working capital requirements, or if we determine to make any significant acquisitions of or investments in other businesses, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Any sales of additional equity or debt securities could result in additional dilution to our stockholders. In addition, substantially all of the real properties we own and use for our restaurant operations are unencumbered and could be used by us as collateral for additional debt financing or could be sold and subsequently leased back to us.

Year 2000

        We are currently working to resolve the potential impact of the Year 2000 ("Y2K") on the processing of data-sensitive information by our computerized information systems. Y2K problems are the result of computer programs being written using two-digits (rather than four) to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

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

        We have also initiated communications with significant suppliers and vendors on whom we rely in an effort to determine the extent to which our business is vulnerable to the failure by these third parties to remediate their Y2K problems. While we have not been informed of any material risks associated with a Y2K problem for these entities, we cannot assure you that the computerized information systems of these third parties will be Y2K compliant on a timely basis. The inability of these third parties to remediate their Y2K problems could have a material adverse impact on us.

        We have completed a review of our information systems and are involved in a comprehensive program to upgrade computer systems and applications in connection with our effort to fully integrate our recent restaurant acquisitions. In conjunction with this computer upgrade process, we believe we will have addressed any potential Y2K issues. Total expenditures related to the upgrade of the information systems are expected to range from $20.0 million to $25.0 million and will be capitalized or expensed in accordance with generally accepted accounting principles. Through May 17, 1999, we have incurred approximately $17.4 million of expenditures consisting of hardware and software purchases, internal staff costs and outside consulting and other expenditures related to this upgrade process. These costs are being funded through operating cash flows.

        We have developed or are in the process of developing contingency plans to handle our most reasonably likely worst case Y2K scenarios, which we have not yet identified fully. We intend to complete our determination of worst

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

(Continued)

case scenarios after we have received and analyzed responses to substantially all of the inquiries we have made of third-parties. Following this analysis, which we expect to have completed by July 1999, we intend to develop a timetable for completing our contingency plans.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Our principal exposure to financial market risks is the impact that interest rate changes could have on our $500.0 million senior credit facility, of which $184.0 million remained outstanding as of May 17, 1999. Borrowings under our senior credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 6.5% in fiscal 2000). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $1.8 million in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility, and assumes no change in the volume, index or composition of debt at May 17, 1999. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits:

        10-1 Employment Agreement dated as of April 9, 1999 by and between the Company and William P. Foley, II.

        10-2 Employment Agreement dated as of April 9, 1999, by and between the Company and C. Thomas Thompson.

        10-3 Employment Agreement dated as of April 9, 1999, by and between the Company and Rory J. Murphy.

        10-4 Employment Agreement dated as of April 9, 1999, by and between the Company and Robert W. Wisely.

        10-5 Employment Agreement dated as of April 9, 1999, by and between the Company and Carl A. Strunk.

        10-6 Employment Agreement dated as of April 9, 1999, by and between the Company and Andrew F. Puzder.

        10-7 Employment Agreement dated as of April 9, 1999, by and between the Company and John J. Dunion.

        11      Calculation of Earnings Per Share.

        27-1    Financial Data Schedule (included only with electronic filing).

(b)     Current Reports on Form 8-K:

                A Current Report on Form 8-K dated February 19, 1999 was filed during the first quarter of the fiscal year to report the Company's intention to raise $200.0 million through a private placement of senior subordinated notes.

                A Current Report on Form 8-K dated February 25, 1999 was filed during the first quarter of the fiscal year to report matters relating to the Company's private placement of $200.0 million senior subordinated notes and the Company's amended and restated senior credit facility.

                A Current Report on Form 8-K dated March 18, 1999 was filed during the first quarter of the fiscal year to report the election of John J. Dunion to the newly created position of Executive Vice President, Chief Administrative Officer of the Company.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CKE RESTAURANTS, INC.
                                                 (Registrant)



     June 30, 1999                           /s/  Carl A. Strunk
-----------------------                      -----------------------------------
          Date                               Executive Vice President,
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit #     Description
---------     -----------
   10-1     Employment Agreement dated as of April 9, 1999, by and between the Company and William P. Foley, II.

   10-2     Employment Agreement dated as of April 9, 1999, by and between the Company and C. Thomas Thompson.

   10-3     Employment Agreement dated as of April 9, 1999, by and between the Company and Rory J. Murphy.

   10-4     Employment Agreement dated as of April 9, 1999, by and between the Company and Robert W. Wisely.

   10-5     Employment Agreement dated as of April 9, 1999, by and between the Company and Carl A. Strunk.

   10-6     Employment Agreement dated as of April 9, 1999, by and between the Company and Andrew F. Puzder.

   10-7     Employment Agreement dated as of April 9, 1999, by and between the Company and John J. Dunion.

   11       Calculation of Earnings Per Share.

   27-1     Financial Data Schedule (included only with electronic filing).