Form 10-Q
period 1999-08-09
CKE RESTAURANTS INC
filed 1999-09-23
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         August 9, 1999
                               --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         for the transition period from _______________ to _____________

                         Commission file number 1-13192

                              CKE RESTAURANTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  33-0602639
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)                 Identification No.)

401 W. Carl Karcher Way, Anaheim, CA                   92801
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's telephone number, including area code  (714) 774-5796
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


As of September 17, 1999, 52,085,513 shares of the Registrant's Common Stock were outstanding

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                    Page
                                                                                                    ----
 Part I.  Financial Information

      Item 1.  Consolidated Financial Statements:

          Consolidated Balance Sheets as of August 9, 1999 and January 25, 1999..................     2

          Consolidated Statements of Income for the twelve and twenty-eight weeks
              ended August 9, 1999 and August 10, 1998...........................................     3

          Consolidated Statements of Cash Flows for the twenty-eight weeks ended
              August 9, 1999 and August 10, 1998.................................................     4

          Notes to Consolidated Financial Statements.............................................     6

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................................     9

      Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................    14


 Part II.  Other Information

      Item 2. Changes in Securities and Use of Proceeds..........................................    15

      Item 4.  Submission of Matters to a Vote of Security Holders...............................    15

      Item 6.  Exhibits and Reports on Form 8-K..................................................    16


    PART 1.   FINANCIAL INFORMATION

    ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                August 9,     January 25,
                                                                  1999           1999
                                                              ----------    ----------
                                     ASSETS
   Current assets:
        Cash and cash equivalents                             $   43,548    $   46,297
        Accounts receivable                                       44,550        46,820
        Related party receivables                                  1,124         1,474
        Inventories                                               25,951        22,507
        Prepaid expenses                                          18,853        12,349
        Other current assets                                       2,991         4,845
                                                              ----------    ----------

                Total current assets                             137,017       134,292

   Property and equipment, net                                 1,014,445       940,178
   Property under capital leases, net                             84,717        81,895
   Long-term investments                                          32,888        34,119
   Notes receivable                                                6,868         7,898
   Related party receivables                                       7,697         7,020
   Costs in excess of assets acquired, net                       251,971       252,035
   Other assets                                                   46,945        39,477
                                                              ----------    ----------

                                                              $1,582,548    $1,496,914
                                                              ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
        Current portion of long-term debt                     $    4,303    $    4,273
        Current portion of capital lease obligations               8,747         7,838
        Accounts payable                                          86,253        88,462
        Other current liabilities                                 98,114       101,074
                                                              ----------    ----------

                Total current liabilities                        197,417       201,647
                                                              ----------    ----------

   Long-term debt                                                222,175       360,684
   Senior subordinated notes                                     200,000            --
   Convertible subordinated notes                                159,225       162,225
   Capital lease obligations                                      93,239        90,373
   Deferred income taxes, net                                     15,029        15,029
   Other long-term liabilities                                    78,935        80,114
   Stockholders' equity:
        Preferred stock, $.01 par value; authorized
            5,000,000 shares; none issued or outstanding              --            --
        Common stock, $.01 par value; authorized
            100,000,000 shares; issued and outstanding
            52,075,513 and 51,850,249 shares                         521           519
   Additional paid-in capital                                    382,464       380,423
   Retained earnings                                             233,543       205,900
                                                              ----------    ----------

                Total stockholders' equity                       616,528       586,842
                                                              ----------    ----------

                                                              $1,582,548    $1,496,914
                                                              ==========    ==========





   See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)

                                                                      Twelve Weeks Ended            Twenty-eight Weeks Ended
                                                                 ---------------------------     ---------------------------
                                                                   August 9,      August 10,      August 9,      August 10,
                                                                    1999             1998           1999            1998
                                                                 -----------     -----------     -----------     -----------
Revenues:
     Company-operated restaurants                                $   423,424     $   438,910     $   970,168     $   917,517
     Franchised and licensed restaurants and other                    41,835          35,931          90,814          85,535
                                                                 -----------     -----------     -----------     -----------
             Total revenues                                          465,259         474,841       1,060,982       1,003,052
                                                                 -----------     -----------     -----------     -----------

Operating costs and expenses:
     Restaurant operations:
         Food and packaging                                          126,498         133,548         290,230         278,398
         Payroll and other employee benefits                         132,295         134,090         297,874         282,793
         Occupancy and other operating expenses                       84,180          83,396         195,015         174,286
                                                                 -----------     -----------     -----------     -----------

                                                                     342,973         351,034         783,119         735,477

     Franchised and licensed restaurants and other                    31,197          24,526          66,725          57,827
     Advertising expenses                                             28,614          24,772          61,293          52,221
     General and administrative expenses                              31,328          25,371          71,093          62,755
                                                                 -----------     -----------     -----------     -----------

         Total operating costs and expenses                          434,112         425,703         982,230         908,280
                                                                 -----------     -----------     -----------     -----------

Operating income                                                      31,147          49,138          78,752          94,772

Interest expense                                                     (13,492)        (12,605)        (29,170)        (21,842)

Other income (expense), net                                             (811)          1,207          (1,077)          2,603
                                                                 -----------     -----------     -----------     -----------

Income before income taxes and extraordinary item                     16,844          37,740          48,505          75,533
Income tax expense                                                     6,546          15,136          19,077          30,197
                                                                 -----------     -----------     -----------     -----------

Income before extraordinary item                                      10,298          22,604          29,428          45,336

Extraordinary item - gain on early retirement of
       debt, net of applicable income taxes of $186                      --              --             290              --
                                                                -----------     -----------     -----------     -----------
Net income                                                      $    10,298     $    22,604     $    29,718     $    45,336
                                                                ===========     ===========     ===========     ===========

Basic income per share before extraordinary item                $      0.20     $      0.44     $      0.56     $      0.88

Extraordinary item - gain on early retirement of
debt, net of income taxes - basic                                        --              --             .01              --
                                                                -----------     -----------     -----------     -----------

Net income per share - basic                                    $      0.20     $      0.44     $      0.57     $      0.88
                                                                ===========     ===========     ===========     ===========

Weighted average shares outstanding - basic                          52,009          51,503          51,934          51,366
                                                                ===========     ===========     ===========     ===========

Diluted income per share before extraordinary item              $      0.20     $      0.42     $      0.56     $      0.84

Extraordinary item - gain on early retirement of
debt, net of applicable taxes - diluted                                  --              --             .01              --
                                                                -----------     -----------     -----------     -----------

Net income per share - diluted                                  $      0.20     $      0.42     $      0.57     $      0.84
                                                                ===========     ===========     ===========     ===========

Weighted average shares outstanding - diluted                        56,186          57,565          56,263          56,573
                                                                ===========     ===========     ===========     ===========



   See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                      Twenty-eight Weeks Ended
                                                                                      ------------------------
                                                                                      August 9,     August 10,
                                                                                        1999          1998
                                                                                      ---------    ---------
Net cash flow from operating activities:
   Net income                                                                          $  29,718    $  45,336
   Adjustments to reconcile net income to net cash provided by operating activities, excluding the effect of acquisitions and dispositions:
      Extraordinary gain on early retirement of debt                                       (476)          --
      Depreciation and amortization                                                      50,674       39,036
      Loss on sale of property and equipment and capital leases                           2,133        1,015
      Noncash litigation settlement                                                         722           --
      Net noncash investment and dividend income                                           (140)        (678)
      Loss on noncurrent asset and liability transactions                                   555          462
      Net change in receivables, inventories and other
        current assets and prepaid expenses                                              (6,025)      (5,739)
      Net change in accounts payable and other current liabilities                      (20,513)      33,943
                                                                                      ---------    ---------

        Net cash provided by operating activities                                        56,648      113,375
                                                                                      ---------    ---------

Cash flow from investing activities:
   Purchases of property and equipment                                                 (126,169)     (45,210)
   Proceeds from sale of property and equipment                                           9,948        7,165
   Increase in notes receivable, related party receivables and leases receivable           (737)      (1,700)
   Collections on notes receivable, related party receivables and leases receivable       1,757        4,522
   Net change in other assets                                                            (1,638)         727
   Acquisitions, net of cash acquired                                                    (1,303)    (394,651)
   Dispositions, net of cash surrendered                                                     --        4,328
                                                                                      ---------    ---------

        Net cash used in investing activities                                          (118,142)    (424,819)
                                                                                      ---------    ---------

Cash flow from financing activities:
   Net change in bank overdraft                                                          15,973       (9,780)
   Long-term borrowings                                                                 274,000      221,220
   Issuance of convertible subordinated notes                                                --      197,225
   Repayments of long-term debt                                                        (215,004)     (77,582)
   Repayments of capital lease obligations                                               (3,744)      (4,000)
   Deferred financing costs                                                             (10,686)     (10,211)
   Net change in other long-term liabilities                                             (1,179)      (2,095)
   Payment of dividends                                                                  (2,074)      (1,895)
   Exercise of stock options                                                              1,459        6,230
                                                                                      ---------    ---------

        Net cash provided by financing activities                                        58,745      319,112
                                                                                      ---------    ---------
        Net increase (decrease) in cash and cash equivalents                             (2,749)       7,668
        Cash and cash equivalents at beginning of period                                 46,297       30,382
                                                                                      ---------    ---------
        Cash and cash equivalents at end of period                                    $  43,548    $  38,050
                                                                                      =========    =========




See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                     Twenty-eight Weeks Ended
                                                     -------------------------
                                                      August 9,    August 10,
                                                        1999        1998
                                                     ---------   ---------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest (net of amounts capitalized)           $  22,862   $  16,746
     Income taxes                                       14,786      20,859


   FEI Acquisition:
     Tangible assets acquired at fair value          $      --   $ 444,500
     Costs in excess of net assets acquired                 --      89,917
     Liabilities assumed at fair value                      --    (153,780)
                                                     ---------   ---------
        Total purchase price                         $      --   $ 380,637
                                                     =========   =========





See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 9, 1999 AND AUGUST 10, 1998


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

                  Selected unaudited pro forma combined results of operations for the 28-week period ended August 10, 1998, assuming the acquisition occurred on January 27, 1998, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, is as follows:

                                                                       Twenty-eight Weeks Ended
                                                                          August 10, 1998
                                                                       -----------------------
                  Total revenues                                           $1,124,249
                  Net income                                               $   43,857
                  Net income per share - basic                             $    0.85
                  Net income per share - diluted                           $    0.82


             NOTE (C) LONG TERM DEBT

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 9, 1999 AND AUGUST 10, 1998
             (Continued)

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

                  The senior credit facility contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses and (iii) limit the Company and its subsidiaries from making capital expenditures and certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. In addition, the Company is required to comply with specified financial ratios and tests, including minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios. As of August 9, 1999, the Company was in compliance with all of its covenants related to its senior credit facility.


             NOTE (D) SENIOR SUBORDINATED NOTES

                  On March 4, 1999, the Company completed a private placement of
             $200.0 million aggregate principal amount of senior subordinated notes, in which the Company received net proceeds of approximately $194.8 million, of which $190.0 million was used to repay indebtedness under the senior credit facility. The senior subordinated notes are due in May 2009, carry a 9.125% coupon rate and are redeemable by the Company beginning on May 1, 2004. The indenture relating to the senior subordinated notes imposes restrictions on the Company's ability (and the ability of its subsidiaries) to incur additional indebtedness, pay dividends on, redeem or repurchase its capital stock, make investments, incur liens on its assets, sell assets other than in the ordinary course of business, and enter into certain transactions with its affiliates. The senior subordinated notes represent unsecured general obligations subordinate in right of payment to the Company's senior indebtedness, including its senior credit facility.

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 9, 1999 AND AUGUST 10, 1998
             (Continued)


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

             TWENTY-EIGHT WEEKS ENDED

                                             CARL'S JR.     HARDEE'S    TACO BUENO     OTHER        TOTAL
                                             ----------    ----------   ----------    -------     ----------
             AUGUST 9, 1999:
             Revenues                         $370,591     $  634,437     $48,861     $ 7,093     $1,060,982
             Segment profit (loss)              37,244         15,775       4,725      (9,239)        48,505
             Total assets                      339,248      1,095,943      73,220      74,137      1,582,548
             Capital expenditures               22,975         83,135      10,354       9,705        126,169

             Depreciation and amortization      13,355         31,247       1,946       4,126         50,674


             AUGUST 10, 1998:
             Revenues                         $337,998     $  578,713     $43,780     $42,561     $1,003,052
             Segment profit (loss)              40,169         36,359       4,306      (5,301)        75,533

             Total assets (as of
                 January 25, 1999)             280,201      1,072,594      62,539      81,580      1,496,914

             Capital expenditures               18,424         17,803       2,455       6,528         45,210

             Depreciation and amortization      12,158         20,655       1,468       4,755         39,036


                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             OVERVIEW

                  Consolidated net income for the 12-week period ended August 9,
             1999 decreased 54.4% to $10.3 million, or $0.20 per share on a diluted basis, as compared with net income of $22.6 million, or $0.42 per share on a diluted basis, for the prior year quarter. Net income for the 28-week period ended August 9, 1999 decreased 34.4% to $29.7 million, or $0.57 per share on a diluted basis, as compared with net income of $45.3 million, or $0.84 per share on a diluted basis for the comparable period of the prior year. Net income, excluding the $0.3 million extraordinary gain on the early retirement of debt, decreased 35.1% for the 28-week period ended August 9, 1999 to $29.4 million, or $0.56 per share on a diluted basis. The decrease in net income in the second quarter was primarily due to declining sales levels at our Carl's Jr. and Hardee's restaurants, combined with the fixed nature of certain of our operating costs. On a year to date basis, increased interest expense in connection with our recent financings also contributed to the decrease in net income. Operating results for the prior-year 28 weeks ended August 10, 1998 include 19 weeks of operations for the 557 Hardee's restaurants acquired with our acquisition of Flagstar Enterprises, Inc. ("FEI") from Advantica Restaurant Group, Inc. ("Advantica") on April 1, 1998. Operating results for Carl's Jr. for the 12- and 28-week periods ended August 9, 1999 include the results of 63 Hardee's-to-Carl's Jr. conversions in Oklahoma, Texas and Kansas. These restaurants were included in Hardee's results for the corresponding prior year periods.

                  During the second quarter of fiscal 2000, we opened ten new
             Carl's Jr. restaurants and closed one restaurant. Our franchisees opened four new restaurants and closed one restaurant. As of August 9, 1999, our Carl's Jr. system included 556 company-operated restaurants, 310 franchised restaurants and 24 international restaurants, for a system total of 890 Carl's Jr. restaurants. We also opened two new Taco Bueno restaurants in the second quarter, bringing the total of company-operated restaurants to 113, with one licensed restaurant, for a system total of 114. We also grew our Hardee's system by an additional seven restaurants. At the end of the quarter, our Hardee's system consisted of 1,414 company-operated restaurants, 1,266 franchised restaurants and 106 international restaurants, for a system total of 2,786 Hardee's restaurants.

                  We have remodeled approximately 106 company-operated Hardee's restaurants to the Star Hardee's format during the second quarter and our franchisees have remodeled approximately 22 restaurants, with approximately 435 Hardee's restaurants remodeled to the Star Hardee's format as of August 9, 1999, representing approximately 16% of the Hardee's system. In addition to menu enhancements, a Star Hardee's remodel involves installing charbroilers in the kitchens, remodeling the interior and exterior of the restaurant, introducing Carl's Jr.-style limited table service, adding "all-you-can-drink" beverage bars, installing new signage and adding updated computerized point of sale systems. We are currently remodeling 10 to 12 company-operated restaurants per week and our franchisees are remodeling 2 to 3 franchised restaurants per week. On average, the restaurants that have already been converted are seeing initial sales improvements of approximately 8% above pre-conversion levels.

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

             (Continued)

             RESULTS OF OPERATIONS

                  Revenues from company-operated restaurants decreased $15.5 million, or 3.5%, to $423.4 million for the 12-week period ended August 9, 1999 while increasing $52.7 million, or 5.7%, to $970.2 million for 28-week period ended August 9, 1999 over the same prior year periods. Carl's Jr. and Taco Bueno company-operated revenues increased by $14.4 million and $2.0 million, respectively, while Hardee's revenues from company-operated restaurants decreased by $17.4 million in the 12-week period ended August 9, 1999. For the 28-week period ended August 9, 1999, Carl's Jr., Hardee's and Taco Bueno contributed $30.9 million, $51.3 million and $5.1 million, respectively, to the increase in revenues. Offsetting these increases was the decrease in revenues from our JB's Restaurants and Galaxy Diner restaurants which were sold to Santa Barbara Restaurant Group, Inc. ("SBRG") in September 1998. On a same-store sales basis, our Carl's Jr. sales decreased 4.3% in the 12-week period ended August 9, 1999, which reflects strong comparisons in the second quarter of the last two fiscal years. Same-store sales for our company-operated Hardee's restaurants were down 4.9% for the second quarter. Same-store sales for our company-operated Taco Bueno restaurants increased 7.2%, marking the 17th consecutive quarter of same-store sales increases for the chain. The increase in company-operated revenue from our Carl's Jr. restaurants was primarily attributable to an increase in the number of restaurants open and operating in the second quarter of fiscal 2000 as compared with the second quarter of the prior year and the inclusion of $9.2 million and $21.2 million of revenue from the 63 Hardee's-to-Carl's Jr. converted restaurants for the 12- and 28-week periods ended August 9, 1999, respectively. The increase in Hardee's company-operated revenues for the 28-week period ended August 9, 1999 was primarily due to including in the current year a full 28 weeks of operations of the 557 Hardee's restaurants acquired from Advantica in April 1998, as compared with 19 weeks of operations for those restaurants included in the prior year period. Taco Bueno's increase in revenues is due mainly to our advertising campaign, which focuses on great-tasting food products, the image enhancement program for our Taco Bueno restaurants, which was begun in fiscal 1999, and the increase in the number of restaurants open and operating. Average unit volumes for the trailing 52-week period ending August 9, 1999 for our company-operated Carl's Jr. and Hardee's restaurants were $1,095,000 and $788,000, respectively, while Taco Bueno's average unit volumes continued to rise and increased to $783,000.

                  Our revenues from franchised and licensed restaurants for the
             12- and 28-week periods ended August 9, 1999 increased $5.9 million, or 16.4%, to $41.8 million and $5.3 million, or 6.2%, to $90.8 million, respectively, over the same prior year periods. These revenue increases were mainly due to increased royalties from, and food purchases by, Carl's Jr. franchisees and licensees as a result of an increase in the number of Carl's Jr. franchised restaurants operating in fiscal 2000 as compared with fiscal 1999 and an increase in equipment sales to Hardee's franchisees in connection with the remodeling of Hardee's restaurants to the Star Hardee's format. Partially offsetting these increases were the decrease in revenues due to the acquisition of previously franchised Hardee's restaurants during fiscal 1999, including the 557 formerly franchised Hardee's restaurants we acquired in April 1998 and the loss of franchised revenues from our JB's restaurants, which were sold to SBRG in September 1998.

                  Restaurant-level margins for our company-operated Carl's Jr.
             restaurants decreased 1.0% to 24.8% and 1.6% to 24.2%, respectively, for the 12- and 28-week periods ended August 9, 1999, from the comparable periods of fiscal 1999, mainly due to increases in occupancy and other operating expenses. As a percentage of revenues from Carl's Jr. restaurants, food and packaging costs remained relatively consistent during the second quarter of fiscal 2000 at 28.7%, while reflecting a decrease for the 28-week period ended August 9, 1999 of 0.4% to 28.5% of revenues from company-operated Carl's

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES


              (Continued)

             Jr. restaurants. This decrease was primarily attributable to continued purchasing economies achieved as a result of the consolidated buying power directly realized from our addition of the Hardee's restaurants. Payroll and other employee benefits for our Carl's Jr. restaurant chain, as a percentage of revenues from company-operated Carl's Jr. restaurants, increased 0.3% to 26.6% and 0.5% to 26.5%, respectively, for the 12- and 28-week periods ended August 9, 1999, as compared with the comparable periods in the prior year. The increase in the number of our Carl's Jr./Green Burrito dual-brand restaurants contributed to the rise in payroll and employee benefit costs for the 28-week period ended August 9, 1999 due to the more labor intensive nature of the Green Burrito system. Carl's Jr. occupancy and other operating expenses, as a percentage of revenues from company-operated Carl's Jr. restaurants, increased 0.6% to 19.9% and 1.5% to 20.8%, respectively, for the 12- and 28-week periods as compared with the same periods of the prior year, primarily due to the fixed nature of these costs, combined with a decrease in the same-store revenue base as well as increased repair and maintenance costs and increased rent expense as a result of scheduled increases in long-term lease contracts.

                  Hardee's restaurant-level margins for the 12- and 28-week
             periods ended August 9, 1999 decreased 2.5% to 15.5% and 1.0% to 16.2%, respectively. Hardee's food and packaging costs continued to decrease during the 12- and 28-week periods ended August 9, 1999, down 0.7% to 30.6% and down 0.4% to 30.8% of revenues from company-operated restaurants, respectively. This decrease was mainly due to a reduction in food waste and theft tolerance levels and continued purchasing economies achieved as a result of our increased consolidated buying power, partially offset by special promotional discounts. Payroll and other employee benefits, as a percentage of revenues from company-operated Hardee's restaurants, increased 1.7% to 33.7% in the 12-week period ended August 9, 1999 from the same prior year period, while remaining consistent at 32.9% as a percentage of company-operated revenues for the 28-week period ended August 9, 1999 as compared with the equivalent period of fiscal 1999. This increase in labor in the current 12-week period is a result of the initial increased labor required to implement the Star Hardee's conversions and the operational changes required in the converted restaurants. As a percentage of revenues from Hardee's company-operated restaurants, occupancy and other operating expenses increased 1.5% to 20.2% for the 12-week period and 1.4% to 20.1% for the 28-week period ended August 9, 1999 over the comparable prior year periods. The increase in occupancy and other operating expenses is due to the fixed nature of the costs combined with a decrease in the same-store revenue base, as well as increased depreciation costs in connection with the remodeling program of the Hardee's restaurants to the Star Hardee's format.

                  Taco Bueno's restaurant-level operating margins decreased 0.3%
             to 25.0% and 0.1% to 26.2% for the 12 and 28 weeks ended August 9, 1999. While overall Taco Bueno restaurant-level margins reflected a modest decrease, food and packaging costs as a percentage of sales increased by 0.3% and 0.6% to 28.4% and 28.3%, respectively, and payroll and other employee benefit costs increased 1.2% to 32.2% and 0.5% to 31.2%, respectively, as a percentage of sales for the 12- and 28- week periods ended August 9, 1999. These increases were offset by a decrease in occupancy and other operating expenses of 1.2% and 1.0% to 14.4% and 14.3%, respectively, as a percentage of sales for the 12- and 28-week periods ended August 9, 1999 over the similar prior year periods. The increases in food and packaging costs were mainly attributable to higher commodity costs and a change in packaging materials used, while the increase in payroll and other employee benefit costs was primarily due to an increase in workers compensation costs as a result of a reevaluation of our historical workers compensation experience rating. The offsetting decrease in occupancy and other expenses was a result of the fixed nature of these costs combined with the increase in revenues.

                  Franchised and licensed restaurant and other costs increased
             27.2% to $31.2 million and 15.4% to $66.7 million for the 12 and 28 weeks ended August 9, 1999, respectively, over the prior year. These increases are primarily due to increased food and other products purchased from us by Carl's Jr. franchisees and licensees and increased equipment purchases from us by Hardee's franchisees and licensees. While royalties from Hardee's franchised and licensed restaurants decreased during the fiscal 2000 periods from the appropriate prior year periods, revenues from equipment sales to Hardee's franchised and licensed restaurants increased. The cost structure associated with equipment sales is much higher than that associated with the royalty stream of income. As a result, franchised and licensed restaurant and other costs increased 6.3% and 5.9% as a percentage of revenue from franchised and licensed restaurants for the second quarter of fiscal 2000 and the 28 weeks ended August 9, 1999, respectively, over the comparable prior year periods.

                  Advertising expenses increased $3.8 million and $9.1 million, respectively, from the 12- and 28-week periods ended August 10, 1998, mainly due to increased advertising support for Hardee's. Advertising has become increasingly important in the current competitive environment and, as a result, advertising expenses have increased in terms of both dollars spent in the current fiscal year as compared with the prior fiscal year and as a percentage of company-operated revenues.

                  General and administrative expenses increased $6.0 million, or
             1.4% of total revenues, and $8.3 million, or 0.4% of total revenues, to $31.3 million and $71.1 million, respectively, for the 12- and 28-week

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

             (Continued)

             periods ended August 9, 1999 over the same periods of the prior year. This increase in general and administrative expenses reflects the planned addition of regional general and administrative expenses in the FEI markets that did not exist in the prior year, including additional quality assurance and regional human resources support; higher training expenses for the accelerated Star Hardee's remodel rollout; and an increase in information technology costs associated with the implementation of PeopleSoft and Year 2000 compliance. Lower revenue levels combined with the planned increase in general and administrative costs resulted in higher general and administrative expenses as a percentage of total revenues.

                  Interest expense for the 12- and 28-week periods ended August
             9, 1999 increased $0.9 million and $7.3 million, respectively, as compared with the prior year periods due to higher levels of borrowings outstanding under our senior credit facility and the issuance of convertible subordinated notes in March 1998 and senior subordinated notes in March 1999.

                  Other income (expense), net, mainly consists of interest
             income, lease income, dividend income, gains and losses on sales of restaurants, income and loss on long-term investments, property management expenses and other non-recurring income and expenses. Other income (expense), net, decreased $2.0 million and $3.7 million, respectively, for the 12- and 28-week periods ended August 9, 1999 over the corresponding prior year periods. The decrease was due in large part to a reduction in interest income as a result of our reduced note receivable from Checkers Drive-In Restaurants, Inc., reduced notes receivable from our franchisees, reduced interest income on cash and cash equivalents and recognition of income in the prior year from our investment in Star Buffet, Inc., which was subsequently sold in October 1998. Additionally, during the 12-week period ended August 9, 1999, we issued 54,501 shares of our common stock in connection with the release of certain claims asserted against us relating to the operations of Boston West, LLC as a result of which we recognized an expense of $0.7 million.

                  During the third quarter of fiscal 1999, our Board of
             Directors approved the buyback of up to $50.0 million aggregate principal amount of convertible subordinated notes. In the first quarter of fiscal 2000, we repurchased $3.0 million of convertible subordinated notes for $2.5 million in cash, including accrued interest thereon. In connection with this repurchase, we recognized an extraordinary gain on the early retirement of debt of $0.3 million, net of applicable taxes of $0.2 million, in the 28-week period ended August 9, 1999.

              FINANCIAL CONDITION

                  Cash and cash equivalents decreased $2.7 million to $43.5
             million in the 28-week period ended August 9, 1999. Investing activities absorbed $118.1 million of our cash to fund capital additions of $126.2 million. Partially generating some of the funds necessary for our investing activities were $9.9 million from the sale of property and equipment to our franchisees and $1.8 million from collections on and sale of notes receivable, related party receivables and leases receivable. Financing activities provided us with $58.7 million in cash, primarily from the net proceeds of the issuance of our senior subordinated notes and additional borrowings under our senior credit facility. Cash flows from operating and financing activities were mainly used to repay existing indebtedness of $215.0 million, to fund the remodeling of our Hardee's restaurants to the new Star Hardee's format and to convert certain Carl's Jr. restaurants to the Carl's Jr./Green Burrito dual-brand concepts, to pay $10.7 million of deferred financing costs associated with our issuance of the senior subordinated notes, to repay $3.7 million in capital lease obligations and to pay dividends of $2.1 million.

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

             (Continued)

                  In connection with our private placement of senior
             subordinated notes, we also amended and restated our senior credit facility to increase the lenders' commitments under our revolving credit facility to $500.0 million from $250.0 million. Commitments under the amended senior credit facility will be reduced, beginning in March 2001, by a minimum of $50.0 million each year. We also increased our letter of credit sub-facility to $75.0 million from $65.0 million, and changed the maturity date of the senior credit facility to February 2004. The term loan component of the senior credit facility was eliminated as a result of these transactions. Additional borrowings under the senior credit facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions. We will be required to repay borrowings under the senior credit facility with the proceeds from (1) certain asset sales (unless the net proceeds of such sales are reinvested in our business), (2) the issuance of certain equity securities and (3) the issuance of additional indebtedness. Of the various options we have regarding interest rates, we have selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

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

                  In addition, we are required to comply with minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios. As of August 9, 1999, we were in compliance with all of our debt covenants.

                  Our primary source of liquidity is our revenues from
             company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new restaurants, the remodeling of our Hardee's restaurants to the Star Hardee's format, the remodeling of existing Taco Bueno restaurants, the conversion of restaurants to the Carl's Jr./Green Burrito dual-brand concepts and capital expenditures to be incurred in connection with our integration of Hardee's. In addition, we recently announced plans to sell to existing or new franchisees at least 350 company-operated Hardee's and Carl's Jr. units over the next 12 months. The sale of these restaurants will help us raise capital to use in our Star Hardee's remodel program and to help build new Carl's Jr. and Taco Bueno restaurants.

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

                  We believe that cash generated from our various restaurant concept operations, along with cash and cash equivalents on hand as of August 9, 1999 and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the foreseeable future. As of August 9, 1999 we had $235.0 million of borrowings available to us under our senior credit facility. If those sources of capital, together with net proceeds from sales of restaurants, are insufficient to satisfy our capital spending and working capital requirements, or if we determine to make any significant acquisitions of or investments in other businesses, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Any sales of additional equity or debt securities could result in additional dilution to our stockholders. In addition, substantially all of the real properties we own and use for our restaurant operations are unencumbered and could be used by us as collateral for additional debt financing or could be sold and subsequently leased back to us.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

              (Continued)

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

                  We have completed a review of our information systems and are involved in a comprehensive program to upgrade computer systems and applications in connection with our effort to fully integrate our recent restaurant acquisitions. In conjunction with this computer upgrade process, we believe we will have addressed any potential Y2K issues. Total expenditures related to the upgrade of the information systems are expected to range from $25.0 million to $30.0 million and will be capitalized or expensed in accordance with generally accepted accounting principles. Through August 9, 1999, we have incurred approximately $20.5 million of expenditures consisting of hardware and software purchases, internal staff costs and outside consulting and other expenditures related to this upgrade process. These costs are being funded through operating cash flows.

                  We have developed or are in the process of developing
             contingency plans to handle our most reasonably likely worst case Y2K scenarios, which we have not yet identified fully. We intend to complete our determination of worst case scenarios after we have received and analyzed responses to substantially all of the inquiries we have made of third-parties. Following this analysis, which we expect to have completed by November 1999, we intend to develop a timetable for completing our contingency plans.


             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Interest Rate Risk

                  Our principal exposure to financial market risks is the impact that interest rate changes could have on our $500.0 million senior credit facility, of which $211.0 million remained outstanding as of August 9, 1999. Borrowings under our senior credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 6.5% in fiscal 2000). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $2.1 million in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility, and assumes no change in the volume, index or composition of debt at August 9, 1999. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

              (Continued)


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


                           PART II. OTHER INFORMATION


             ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

             (c) During the second quarter of fiscal 2000, the Company issued 54,501 shares of common stock in connection with the release of certain claims asserted against the Company relating to the operations of Boston West, LLC. The shares of common stock were issued pursuant to Section 4 (2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering. The Company believes that all of the purchasers were familiar with and had access to information concerning the operations and financial condition of the Company and had the required investment intent.

             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

                  The Annual Meeting of Stockholders of CKE Restaurants, Inc.
             was held on June 15, 1999, for the purpose of electing certain members of the board of directors and to approve the CKE Restaurants, Inc. 1999 Stock Incentive Plan and ratification of Stock Option Grants.

                   Management's nominees for directors, whose term expired as of the date of the Annual Meeting, were elected by the following vote:

                                           Shares Voted          Authority to Vote
                                               "For"                "Withheld"
                                           ------------          ------------------
                   Daniel D. Lane            44,699,689               399,858
                   Peter Churm               44,691,226               348,321

                  The following individuals continue to serve on the board of directors: Byron Allumbaugh, William P. Foley, Carl L. Karcher, Carl N. Karcher, W. Howard Lester and Frank P. Willey.

                   The proposal to approve the CKE Restaurants, Inc. 1999 Stock
             Incentive Plan and ratification of Stock Option Grants received the following votes:

                                                    Votes        Percentage
                                                 ----------      ----------
                   Shares Voted "For"            21,889,935        57.16%
                   Shares Voted "Against"        16,247,485        42.43%
                   Shares Voted "Abstain"           156,669          .41%

             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                   (a)   Exhibits:
                        11   Calculation of Earnings Per Share.
                        12-1 Computation of Ratios
                        27-1 Financial Data Schedule (included only with
                             electronic filing).

                   (b)   Current Reports on Form 8-K:
                               None.




                                   SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CKE RESTAURANTS, INC.
                                                     --------------------------
                                                        (Registrant)



                 September 22, 1999                  /s/  Carl A. Strunk
                 ------------------                 ---------------------------
                         Date                       Executive Vice President,
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


                Exhibit #     Description
                ---------     -----------
                  11          Calculation of Earnings Per Share.

                  12-1        Computation of Ratios

                  27-1 Financial Data Schedule (included only with electronic filing).