Form 10-Q
period 1999-11-01
CKE RESTAURANTS INC
filed 1999-12-16
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended     November 1, 1999
                                    ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     for the transition period from                 to
                                    ---------------    ----------------


                         Commission file number 1-13192


                              CKE RESTAURANTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             33-0602639
--------------------------------                             -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


  401 W. Carl Karcher Way, Anaheim, CA                              92801
----------------------------------------                     -------------------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's telephone number, including area code       (714) 774-5796
                                                    -----------------------

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

        As of December 6, 1999, 50,501,421 shares of the Registrant's Common Stock were outstanding

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                 Page
                                                                                ------
Part I.  Financial Information

         Item 1. Consolidated Financial Statements:

                 Consolidated Balance Sheets as of November 1, 1999 and
                   January 25, 1999.............................................    3

                 Consolidated Statements of Income for the twelve and forty
                   weeks ended November 1, 1999 and November 2, 1998............    4

                 Consolidated Statements of Cash Flows for the forty weeks
                   ended November 1, 1999 and November 2, 1998..................  5-6

                 Notes to Consolidated Financial Statements..................... 7-10

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..........................11-18

         Item 3. Quantitative and Qualitative Disclosures about Market Risk.....   18

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K...............................   19

PART I. FINANCIAL INFORMATION

        ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                               November 1,        January 25,
                                                                  1999               1999
                                                              -----------         -----------
                                     ASSETS
Current assets:
      Cash and cash equivalents                               $    40,450         $    46,297
      Accounts receivable                                          42,821              46,820
      Related party receivables                                     1,402               1,474
      Inventories                                                  25,937              22,507
      Prepaid expenses                                             21,591              12,349
      Other current assets                                          2,699               4,845
                                                              -----------         -----------
             Total current assets                                 134,900             134,292

Property and equipment, net                                     1,068,708             940,178
Property under capital leases, net                                 86,324              81,895
Long-term investments                                              32,173              34,119
Notes receivable                                                    6,323               7,898
Related party receivables                                           7,689               7,020
Costs in excess of assets acquired, net                           259,331             252,035
Other assets                                                       46,010              39,477
                                                              -----------         -----------
                                                              $ 1,641,458         $ 1,496,914
                                                              ===========         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                       $       700         $     4,273
      Current portion of capital lease obligations                  9,404               7,838
      Accounts payable                                             73,515              88,462
      Other current liabilities                                   110,372             101,074
                                                              -----------         -----------
             Total current liabilities                            193,991             201,647
                                                              -----------         -----------

Long-term debt                                                    287,017             360,684
Senior subordinated notes                                         200,000                  --
Convertible subordinated notes                                    159,225             162,225
Capital lease obligations                                          94,416              90,373
Deferred income taxes, net                                         15,029              15,029
Other long-term liabilities                                        76,907              80,114

Stockholders' equity:
      Preferred stock, $.01 par value; authorized
          5,000,000 shares; none issued or outstanding                 --                  --
      Common stock, $.01 par value; authorized
          100,000,000 shares; issued and outstanding
          52,085,513 and 51,850,249 shares                            521                 519
Additional paid-in capital                                        382,504             380,423
Retained earnings                                                 234,468             205,900
Treasury stock at cost; 378,300 shares and 0 shares                (2,620)                 --
                                                              -----------         -----------
          Total stockholders' equity                              614,873             586,842
                                                              -----------         -----------
                                                              $ 1,641,458         $ 1,496,914
                                                              ===========         ===========

See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    Twelve Weeks Ended                 Forty Weeks Ended
                                                              -------------------------------     ---------------------------
                                                              November 1,     November 2,         November 1,     November 2,
                                                                 1999            1998                1999            1998
                                                              -----------     -----------         -----------     -----------
   Revenues:
      Company-operated restaurants                            $   415,519     $   418,439         $ 1,385,687     $ 1,335,956
      Franchised and licensed restaurants and other                38,104          39,166             128,918         124,701
                                                              -----------     -----------         -----------     -----------
          Total revenues                                          453,623         457,605           1,514,605       1,460,657
                                                              -----------     -----------         -----------     -----------

   Operating costs and expenses:
      Restaurant operations:
          Food and packaging                                      127,641         123,574             417,871         401,972
          Payroll and other employee benefits                     129,066         127,325             426,940         410,118
          Occupancy and other operating expenses                   91,691          85,263             286,706         259,549
                                                              -----------     -----------         -----------     -----------
                                                                  348,398         336,162           1,131,517       1,071,639
      Franchised and licensed restaurants and other                26,619          25,169              93,344          82,996
      Advertising expenses                                         27,467          26,185              88,760          78,406
      General and administrative expenses                          31,766          29,195             102,859          91,950
                                                              -----------     -----------         -----------     -----------
          Total operating costs and expenses                      434,250         416,711           1,416,480       1,324,991
                                                              -----------     -----------         -----------     -----------

   Operating income                                                19,373          40,894              98,125         135,666

   Interest expense                                               (13,798)        (10,922)            (42,968)        (32,764)

   Other income (expense), net                                       (833)         (2,899)             (1,910)           (296)
                                                              -----------     -----------         -----------     -----------

   Income before income taxes and extraordinary item                4,742          27,073              53,247         102,606
   Income tax expense                                               1,735          10,927              20,812          41,124
                                                              -----------     -----------         -----------     -----------
   Income before extraordinary item                                 3,007          16,146              32,435          61,482

   Extraordinary item - gain on early
     retirement of debt, net of applicable
     income tax expense of $186 and $1,750                             --           2,738                 290           2,738
                                                              -----------     -----------         -----------     -----------
Net income                                                    $     3,007     $    18,884         $    32,725     $    64,220
                                                              ===========     ===========         ===========     ===========

Basic income per common share before
  extraordinary item                                          $      0.06     $      0.31         $      0.62     $      1.19

Extraordinary item - gain on early retirement of
  debt, net of applicable income taxes - Basic                         --            0.05                0.01            0.05
                                                              -----------     -----------         -----------     -----------

Basic net income per share                                    $      0.06     $      0.36         $      0.63     $      1.24
                                                              ===========     ===========         ===========     ===========

      Basic weighted average shares outstanding                    52,054          51,816              51,974          51,516
                                                              ===========     ===========         ===========     ===========

Diluted income per common share before
  extraordinary item                                          $      0.06     $      0.31         $      0.62     $      1.15
Extraordinary item - gain on early retirement of
  debt, net of applicable income taxes - Diluted                       --            0.04                  --            0.04
                                                              -----------     -----------         -----------     -----------

Diluted net income per share                                  $      0.06     $      0.35         $      0.62     $      1.19
                                                              ===========     ===========         ===========     ===========

Diluted weighted average shares outstanding                        52,239          57,176              52,497          56,774
                                                              ===========     ===========         ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              Forty Weeks Ended
                                                                         -----------------------------
                                                                         November 1,       November 2,
                                                                            1999              1998
                                                                         -----------       -----------
Net cash flow from operating activities:
   Net income                                                            $  32,725         $  64,220
   Adjustments to reconcile net income to net cash
     provided by operating activities, excluding the
     effect of acquisitions and dispositions:
     Extraordinary gain on early retirement of debt                           (476)           (4,488)
     Depreciation and amortization                                          75,987            57,771
     Loss on sale of property and equipment and capital leases               1,377             1,179
     Noncash litigation settlement                                             722                --
     Net noncash investment and dividend income                               (140)             (872)
     Loss on noncurrent asset and liability transactions                     1,279             5,148
     Net change in receivables, inventories, prepaid expenses
       and other current assets                                             (6,377)           (3,633)
     Net change in accounts payable and other current liabilities          (10,070)              409
                                                                         ---------         ---------
       Net cash provided by operating activities                            95,027           119,734
                                                                         ---------         ---------

Cash flow from investing activities:
   Purchases of property and equipment                                    (204,635)          (85,986)
   Proceeds from sales of property and equipment                            14,008             9,325
   Proceeds from sale of long-term investments                                  --            12,500
   Increase in notes receivable, related party receivables
     and leases receivable                                                    (901)           (2,314)
   Collections on notes receivable, related party receivables
     and leases receivable                                                   2,463             5,566
   Net change in other assets                                               (9,610)              548
   Acquisitions, net of cash acquired                                       (1,958)         (405,529)
   Dispositions, net of cash surrendered                                        --               940
                                                                         ---------         ---------
       Net cash used in investing activities                              (200,633)         (464,950)
                                                                         ---------         ---------
Cash flow from financing activities:
   Net change in bank overdraft                                              4,422            14,268
   Long-term borrowings                                                    177,000           287,870
   Proceeds from senior subordinated notes                                 200,000                --
   Repayments of short-term borrowings                                      (3,600)             (435)
   Proceeds from convertible subordinated notes                                 --           197,225
   Repayments of long-term debt                                           (253,165)         (138,454)
   Repayments of capital lease obligations                                  (5,726)           (6,332)
   Deferred financing costs                                                (10,686)          (10,384)
   Net change in other long-term liabilities                                (3,209)            2,257
   Payment of dividends                                                     (4,158)           (3,780)
   Purchase of treasury stock                                               (2,620)               --
   Exercise of stock options                                                 1,501             6,468
                                                                         ---------         ---------
       Net cash provided by financing activities                            99,759           348,703
                                                                         ---------         ---------
       Net increase (decrease) in cash and cash equivalents                 (5,847)            3,487
       Cash and cash equivalents at beginning of period                     46,297            30,382
                                                                         ---------         ---------
       Cash and cash equivalents at end of period                        $  40,450         $  33,869
                                                                         =========         =========

See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                   (Unaudited)

                                                                Forty Weeks Ended
                                                           -----------------------------
                                                           November 1,       November 2,
                                                               1999             1998
                                                           -----------       -----------
Supplemental disclosures of cash flow information:

   Cash paid during the period for:
    Interest (net of amounts capitalized)                   $  40,268        $  28,749
    Income taxes                                               14,928           28,754

   FEI Acquisition:
      Tangible assets acquired at fair value                       --          361,547
      Costs in excess of net assets acquired                       --          106,451
      Liabilities assumed at fair value                            --          (87,361)
                                                            ---------        ---------
        Total purchase price                                $      --        $ 380,637
                                                            =========        =========

   Disposition of Assets:
      Tangible assets disposed at book value                $      --        $  31,723
      Liabilities relieved at book value                           --          (20,678)
                                                            ---------        ---------
        Transfer to unconsolidated equity investment        $      --        $  11,045
                                                            =========        =========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 1, 1999 AND NOVEMBER 2, 1998


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

         Selected unaudited pro forma combined results of operations for the 40-week period ended November 2, 1998, assuming the acquisition occurred on January 27, 1998, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, is as follows:

                                                      Forty Weeks Ended
                                                       November 2, 1998
                                                      -----------------
         Total revenues                                  $1,581,854
         Net income                                      $   62,599
         Net income per share - basic                    $     1.22
         Net income per share - diluted                  $     1.16

NOTE (C) LONG TERM DEBT

         On March 4, 1999, the Company amended its existing senior credit facility, which consisted of a $250.0 million term loan facility and a $250.0 million revolving credit facility. The senior credit facility, as amended, consists of a $500.0 million revolving credit facility and includes a $75.0 million letter of credit sub-facility and has a maturity date of February 2004.

         Subsequent to November 1, 1999, the Company amended its senior credit facility such that certain of the covenants governing this senior credit facility were modified for the third and fourth quarters of fiscal 2000 and for future measurement periods. In addition, the revolving commitments under the senior credit facility were reduced to $400.0 million and will be further reduced by the first $75.0 million in proceeds from the sale of restaurants. The final maturity date of February 2004 remains unchanged; however the applicable margin used to determine the interest rate payable on outstanding borrowings was increased and up to $200.0 million of revolving borrowings will be converted, subject to lender approvals, to term

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      NOVEMBER 1, 1999 AND NOVEMBER 2, 1998

borrowings with an interest rate not subject to adjustment on the basis of certain financial ratios. The term loan component will provide for principle payments of $4.2 million each quarter beginning in March 2001, with all remaining principle due on the maturity date. As a result of the amendment, the Company was in compliance as of November 1, 1999 with all of its covenants related to its senior credit facility.

         Additional borrowings under the senior credit facility may be used for working capital or other general corporate purposes, including permitted investments and acquisitions. Borrowings and other obligations of the Company under the senior credit facility are general unsubordinated obligations of the Company and secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries guarantee such borrowings and other obligations, and are secured by certain franchise rights, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The Company is required to repay borrowings under the senior credit facility with the proceeds from certain asset sales (unless the net proceeds of such sales are reinvested in the Company's business), from the issuance of certain equity securities and from the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

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

         The Company's senior credit facility is guaranteed on a secured basis by the Company's direct and indirect subsidiaries (the "Subsidiary Guarantors"), other than non-guarantor subsidiaries which conduct no material operations, have no significant assets on a consolidated basis and account for only an insignificant share of the Company's consolidated revenues. Each of the Subsidiary Guarantors also fully and unconditionally guarantees the Company's 9.125% senior subordinated notes due 2009 on a joint and several basis. Separate financial statements and other disclosures concerning the Subsidiary Guarantors are not presented because management has determined that such information is not material to investors.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      NOVEMBER 1, 1999 AND NOVEMBER 2, 1998


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


                                                            FORTY WEEKS ENDED
                                  ------------------------------------------------------------------------
                                   CARL'S JR.     HARDEE'S      TACO BUENO         OTHER           TOTAL
                                  -----------    ----------     ----------      ----------      ----------
NOVEMBER 1, 1999:

Revenues ......................   $  535,668     $  899,217     $   69,823      $    9,897      $1,514,605
Segment profit (loss) .........       50,874         10,937          6,048         (14,612)         53,247
Total assets ..................      367,328      1,113,855         81,766          78,509       1,641,458
Capital expenditures...........       51,440        121,649         16,889          14,657         204,635
Depreciation and amortization..       20,468         47,237          3,003           5,279          75,987

NOVEMBER 2, 1998:

Revenues ......................   $  484,640     $  862,818     $   62,462      $   50,737      $1,460,657
Segment profit (loss)..........       55,882         54,590          6,143         (14,009)        102,606
Total assets
  (as of January 25, 1999).....      280,201      1,072,594         62,539          81,580       1,496,914
Capital expenditures ..........       35,180         36,218          4,710           9,878          85,986
Depreciation and amortization..       17,448         31,872          2,240           6,211          57,771

NOTE (G) STOCK REPURCHASES

         During the third quarter of fiscal 2000, the Company's Board of Directors authorized the purchase of up to five million shares of the Company's common stock. As of November 1, 1999, the Company repurchased 378,300 shares of common stock for $2.6 million, or an average price of $6.92 per share. As of December 1, 1999, the Company has repurchased a total of 1.6 million shares of common stock for $10.4 million, or an average price of $6.57 per share.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      NOVEMBER 1, 1999 AND NOVEMBER 2, 1998

NOTE (H) HURRICANE FLOYD

         On September 15, 1999, the Company's Hardee's headquarters, located in Rocky Mount, North Carolina, suffered extensive flood damage as a result of Hurricane Floyd. As of November 1, 1999, the Company incurred costs totaling $5.0 million in damages sustained to various buildings and property, plant and equipment and the related clean-up expenses as a result of the flood. The Company expects to receive flood insurance proceeds of $4.9 million. These flood expenses and the insurance proceeds to be received are reflected as part of general and administrative expenses.

NOTE (I) RECENT DEVELOPMENTS

         On November 11, 1999, the Company announced that it would consolidate the majority of the corporate functions of its subsidiary Hardee's Food Systems, Inc. within the Company's corporate headquarters in Anaheim, creating a single support and administration center for the Company's Carl's Jr., Hardee's and Taco Bueno restaurants. The Company expects to layoff approximately 150 employees in three phases, with the first phase in mid-January 2000 and the final phase in June 2000. The Company has established a retention pay program for employees affected by the consolidation who will stay until the lay-off process is complete.

         The decision to consolidate the administration functions at Hardee's was accelerated by two recent events. Following Hurricane Floyd, the Company was faced with what would be a costly reinvestment in its flood-damaged buildings if it were to leave Hardee's corporate functions in Rocky Mount. In addition, the Company recently announced that it is the Company's intention to reposition and rebalance the Company so that it will have a larger proportion of franchised restaurants rather than Company-operated restaurants. The Company plans to sell a significant number of Carl's Jr. and Hardee's restaurants to existing and new franchisees which ultimately will leave the Company with fewer Company-operated restaurants to support. The Company announced last quarter that it plans to divest 350 restaurants within 12 months. The Company believes it will significantly exceed its plan.

         During the fourth quarter of fiscal 2000, the Company has already completed the sale of eight Carl's Jr. restaurants, generating net proceeds of $3.9 million and a gain of approximately $3.4 million. The Company has also executed definitive agreements for the sale of 61 Hardee's units, which will generate net proceeds of approximately $18.5 million and a gain of $5.4 million. Further, the Company has signed letters of intent to sell 175 Carl's Jr. restaurants and 471 Hardee's restaurants. If these transactions are completed according to the terms of the letters, these sales will generate proceeds of approximately $129.6 million and $180.3 million, respectively, and will generate expected gains of $69.7 million from the sales of Carl's Jr. restaurants and expected losses of $41.9 million with respect to the Hardee's restaurants.

         The various agreements for the sale of restaurants are expected to close in the fourth quarter of fiscal 2000 and the first two quarters of fiscal 2001. These sales contemplate additional development within the given markets and the agreements require that the Hardee's restaurants receive the "Star Hardee's" remodel. In almost all cases, these agreements require full royalties at four percent of net sales. The Company plans to use the net proceeds from these asset sales to repay outstanding borrowings under its senior credit facility and to potentially purchase additional shares of its common stock.

         During the fourth quarter, the Company also plans to record non-recurring pretax charges of approximately $60.0 million to $80.0 million. These charges, which will be primarily non-cash in nature, include: establishing a reserve for up to 90 Hardee's restaurants that the Company plans to close within the next 12 months; providing reserves for the consolidation of Hardee's administration functions to Anaheim; writing-off certain deferred financing costs associated with our senior credit facility and Year 2000 costs associated with restaurant computer systems.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Consolidated net income for the 12-week period ended November 1, 1999 decreased 84.1% to $3.0 million, or $0.06 per share on a diluted basis, as compared with net income of $18.9 million, or $0.35 per share on a diluted basis, for the prior year quarter. The prior 12-week period included an extraordinary gain on the early retirement of debt of $2.7 million. Excluding this extraordinary gain in the prior year, net income decreased 81.4% or $13.1 million. Net income for the 40-week period ended November 1, 1999 decreased 49.0% to $32.7 million, or $0.62 per share on a diluted basis, as compared with net income of $64.2 million, or $1.19 per share on a diluted basis for the comparable period of the prior year. Net income, excluding the $0.3 million and $2.7 million extraordinary gain on the early retirement of debt for the current and prior year, respectively, decreased 47.2% for the 40-week period ended November 1, 1999 to $32.4 million. The decrease in net income in the third quarter was primarily due to declining sales levels at our Carl's Jr. and Hardee's restaurants, combined with the fixed nature of certain of our operating costs. On a year to date basis, increased interest expense in connection with our recent financings also contributed to the decrease in net income. Operating results for the prior-year 40 weeks ended November 2, 1998 include 31 weeks of operations for the 557 Hardee's restaurants acquired with our acquisition of Flagstar Enterprises, Inc. ("FEI") from Advantica Restaurant Group, Inc. ("Advantica") on April 1, 1998. Operating results for Carl's Jr. for the 12- and 40-week periods ended November 1, 1999 include the results of 63 Hardee's-to-Carl's Jr. conversions in Oklahoma, Texas and Kansas. These restaurants were included in Hardee's results for the corresponding prior year periods.

        On a diluted basis, the number of shares outstanding decreased 8.6% and 7.5% for the 12 and 40-week periods ended November 1, 1999, respectively, as compared with the comparable periods of the prior year. The decrease is due primarily to reflecting our convertible subordinated notes as if they were converted into shares of our common stock in the calculation of diluted shares outstanding in the prior year periods. These shares were not included in the diluted shares outstanding calculation in the current year periods due to their anti-dilutive nature.

        During the third quarter of fiscal 2000, we opened 21 new Carl's Jr. restaurants and closed two restaurants. Our franchisees opened six new restaurants during the 12 weeks ended November 1, 1999. As of November 1, 1999, our Carl's Jr. system included 575 company-operated restaurants, 316 franchised restaurants and 23 international restaurants, for a system total of 914 Carl's Jr. restaurants. We also opened two new Taco Bueno restaurants in the third quarter, bringing the total of company-operated restaurants to 115, with one licensed restaurant, for a system total of 116. At the end of the quarter, our Hardee's system consisted of 1,416 company-operated restaurants, 1,267 franchised restaurants and 111 international restaurants, for a system total of 2,794 Hardee's restaurants.

        We have remodeled approximately 114 company-operated Hardee's restaurants to the Star Hardee's format during the third quarter and our franchisees have remodeled approximately 24 restaurants, with approximately 573 Hardee's restaurants remodeled to the Star Hardee's format as of November 1, 1999, representing approximately 20% of the Hardee's system. In addition to menu enhancements, a Star Hardee's remodel involves installing charbroilers in the kitchens, remodeling the interior and exterior of the restaurant, introducing Carl's Jr.-style limited table service, adding "all-you-can-drink" beverage bars, installing new signage and adding updated computerized point of sale systems.

        This Quarterly Report on Form 10-Q contains forward looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; our ability to complete proposed sales of restaurants and to reduce outstanding borrowings; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; demands placed on management and capital resources by the substantial increase in our size resulting from the acquisitions of Hardee's and FEI; changes in our integration plans for Hardee's and our expansion plans; risks that sales growth resulting from our current and future remodeling and dual-branding of restaurants and other operating strategies can be sustained at the current levels experienced; and other risks detailed in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        Revenues from company-operated restaurants decreased $2.9 million, or 0.7%, to $415.5 million for the 12-week period ended November 1, 1999, while increasing $49.7 million, or 3.7%, to $1,385.7 million for 40-week period ended November 1, 1999 over the same prior year periods. Carl's Jr. and Taco Bueno company-operated revenues increased by $17.7 million and $2.3 million, respectively, while Hardee's revenues from company-operated restaurants decreased by $17.6 million in the 12-week period ended November 1, 1999. For the 40-week period ended November 1, 1999, Carl's Jr., Hardee's and Taco Bueno contributed $48.6 million, $33.6 million and $7.4 million, respectively, to the increase in revenues. Offsetting these increases was the decrease in revenues from our JB's Restaurants and Galaxy Diner restaurants which were sold to Santa Barbara Restaurant Group, Inc. ("SBRG") in September 1998. On a same-store sales basis, our company-operated Carl's Jr. sales decreased 1.8% in the 12-week period ended November 1, 1999. Same-store sales for our company-operated Hardee's restaurants were down 5.2% for the third quarter. Same-store sales for our company-operated Taco Bueno restaurants increased 7.0%, marking the 18th consecutive quarter of same-store sales increases for the chain. The increase in revenue from our company-operated Carl's Jr. restaurants was primarily attributable to an increase in the number of restaurants open and operating in the third quarter of fiscal 2000, as compared with the third quarter of the prior year, and the inclusion of $8.9 million and $30.1 million of revenue from the 63 Hardee's-to-Carl's Jr. converted restaurants for the 12- and 40-week periods ended November 1, 1999, respectively. Hardee's revenues decreased during the third quarter of fiscal 2000 primarily due to the chain's continued same-store sales decreases and as a result of including in the prior year third quarter the revenues from the 63 Hardee's-to-Carl's Jr. converted restaurants. The increase in Hardee's company-operated revenues for the 40-week period ended November 1, 1999 was primarily due to including in the current year a full 40 weeks of operations of the 557 Hardee's restaurants acquired from Advantica in April 1998, as compared with 31 weeks of operations for those restaurants included in the prior year period. Taco Bueno's increase in revenues is due mainly to the image enhancement program for our Taco Bueno restaurants, which was begun in fiscal 1999 and the increase in the number of restaurants open and operating. Average unit volumes for the trailing 52-week period ending November 1, 1999 for our company-operated Carl's Jr., Hardee's and Taco Bueno restaurants were $1,088,000, $786,000, and $791,000 respectively.

        Our revenues from franchised and licensed restaurants for the 12-week period ended November 1, 1999 decreased $1.1 million, or 2.7%, to $38.1 million, while for the 40-week period ended November 1, 1999 these revenues increased $4.2 million, or 3.4%, to $128.9 million, over the same prior year periods. The decrease in revenues for the 12-week period ended November 1, 1999, was due to the acquisition of previously franchised Hardee's restaurants during fiscal 1999 and the loss of franchised revenues from our JB's restaurants, which were sold to SBRG in September 1998. The revenue increase for the 40-week period was mainly due to increased royalties from, and food purchases by, Carl's Jr. franchisees and licensees as a result of an increase in the number of Carl's Jr. franchised restaurants operating in fiscal 2000 as compared with fiscal 1999 and an increase in equipment sales to Hardee's franchisees in connection with the remodeling of Hardee's restaurants to the Star Hardee's format.

        Restaurant-level margins for our company-operated Carl's Jr. restaurants decreased 2.9% to 22.3% and 2.0% to 23.6% for the 12- and 40-week periods ended November 1, 1999, respectively, from the comparable periods of fiscal 1999, mainly due to increases in payroll and other employee benefits and occupancy and other operating expenses. As a percentage of revenues from company-operated Carl's Jr. restaurants, food and packaging costs increased 0.5% during the 12-week period ended November 1, 1999 from 28.8% to 29.3%, while reflecting a slight decrease for the 40-week period ended November 1, 1999 of 0.1% to 28.8%. The increase in the current quarter was primarily due to an increase in beef commodity prices, combined with a price-discounting program for select sandwiches. Partially offsetting these increases in the current quarter and contributing to the decrease for the 40-week period were the continued purchasing economies achieved as a result of the consolidated buying power directly realized from our addition of the Hardee's restaurants. Payroll and other employee benefits for our Carl's Jr. restaurant chain, as a percentage of revenues from company-operated Carl's Jr. restaurants, increased 1.2% to 26.9% and 0.7% to 26.6%, respectively, for the 12- and 40-week periods ended November 1, 1999, as compared with the comparable periods in the prior year. The overall tighter labor market and the increased competitive pressures in attracting and retaining qualified employees have impacted our average hourly wage rate, as well as an increase in worker's compensation costs after several years of reduced costs. The increase in the number of our Carl's Jr./Green Burrito dual-brand restaurants also contributed to the rise in payroll and employee benefit costs due to the more labor intensive nature of the Green Burrito system. Carl's Jr. occupancy and other operating expenses, as a percentage of revenues from company-operated Carl's Jr. restaurants, increased 1.2% to 21.5% and 1.4% to 21.0% for the 12- and 40-week periods as compared with the same periods of the prior year, respectively, primarily due to the fixed nature of these costs, combined with a decrease in the same-store revenue base as well as increased repair and maintenance costs and increased rent expense as a result of scheduled increases in long-term lease contracts.

        Hardee's restaurant-level margins for the 12- and 40-week periods ended November 1, 1999 decreased 5.0% to 12.2% and 2.1% to 15.0%, respectively. Hardee's food and packaging costs increased during the 12- and 40-week periods ended November 1, 1999, up 1.8% to 31.7% and 0.3% to 31.1% of revenues from company-operated restaurants, respectively. This increase was due to special promotional discounts and an increase in commodity prices, partially offset by a reduction in food waste and theft tolerance levels and continued purchasing economies achieved as a result of our increased consolidated buying power. Payroll and other employee benefits, as a percentage of revenues from company-operated Hardee's restaurants, increased 0.9% to 33.4% in the 12-week period ended November 1, 1999 from the same prior year period, and increased 0.3% to 33.0% as a percentage of company-operated revenues for the 40-week period ended November 1, 1999, as compared with the equivalent period of fiscal 1999. This increase in labor is a result of the initial increased labor required to implement the Star Hardee's conversions and the operational changes required in the converted restaurants and higher average hourly wage rates as a result of a tighter labor market. As a percentage of revenues from Hardee's company-operated restaurants, occupancy and other operating expenses increased 2.3% to 22.7% for the 12-week period and 1.6% to 20.9% for the 40-week period ended November 1, 1999 over the comparable prior year periods. The percentage increase in occupancy and other operating expenses is due to the fixed nature of the costs combined with a decrease in the same-store revenue base, as well as increased depreciation costs in connection with the remodeling program of the Hardee's restaurants to the Star Hardee's format.

        Taco Bueno's restaurant-level operating margins decreased 2.1% to 23.8% and 0.7% to 25.5% for the 12 and 40 weeks ended November 1, 1999. While overall Taco Bueno restaurant-level margins reflected a modest decrease, food and packaging costs as a percentage of sales increased by 0.6% to 29.0% and by 0.6% to 28.5%, respectively, and payroll and other employee benefit costs increased 1.6% to 31.7% and 0.8% to 31.3%, respectively, as a percentage of sales for the 12- and 40-week periods ended November 1, 1999. These increases were partially offset by a decrease in occupancy and other operating expenses of 0.1% to 15.6% and 0.7% to 14.7%, as a percentage of sales for the 12- and 40-week periods ended November 1, 1999 over the similar prior year periods, respectively. The increases in food and packaging costs were mainly attributable to higher commodity costs and a change in packaging materials used, while the increase in payroll and other employee benefit costs was primarily due to an increase in workers compensation costs as a result of a reevaluation of our historical workers compensation experience rating. The offsetting decrease in occupancy and other expenses was a result of the fixed nature of these costs combined with the increase in revenues.

        Franchised and licensed restaurant and other costs increased 5.8% to $26.6 million and 12.5% to $93.3 million for the 12 and 40 weeks ended November 1, 1999, respectively, over the prior year. These increases are primarily due to increased food and other products purchased from us by Carl's Jr. franchisees and licensees and increased equipment purchases from us by Hardee's franchisees and licensees. While royalties from Hardee's franchised and licensed restaurants decreased during the fiscal 2000 periods from the appropriate prior year periods, revenues from equipment sales to Hardee's franchised and licensed restaurants increased. The cost structure associated with equipment sales is much higher than that associated with the royalty stream of income. As a result, franchised and licensed restaurant and other costs increased 5.6% and 5.8% as a percentage of revenue from franchised and licensed restaurants for the 12- and 40-week periods of fiscal 2000, respectively, over the comparable fiscal 1999 periods. Further, Hardee's had previously established allowances for certain franchisee notes and royalties receivable based upon the historical collection rates experienced by them. Since our acquisition of Hardee's, we have worked to restore Hardee's relationships with its franchisees. As a result of our improved relations with our franchisees and their improved operating performance, the collection rate on notes receivable and royalties receivable has improved. As such, during the 12 weeks ended November 2, 1998, we reversed certain allowances on royalties receivable which proved to be unnecessary.

        Advertising expenses increased $1.3 million and $10.4 million, respectively, from the 12- and 40-week periods ended November 2, 1998, mainly due to increased advertising support for Hardee's. Advertising has become increasingly important in the current competitive environment and, as a result, advertising expenses have increased in terms of both dollars spent and as a percentage of company-operated revenues in the current fiscal year as compared with the prior fiscal year.

        General and administrative expenses increased $2.6 million, or 0.6% of total revenues, and $10.9 million, or 0.5% of total revenues, to $31.8 million and $102.9 million, respectively, for the 12- and 40-week periods ended November 1, 1999 over the same periods of the prior year. This increase in general and administrative expenses reflects the planned addition of regional general and administrative expenses in the FEI markets that did not exist in the prior year, including additional quality assurance and regional human resources support; higher training expenses for the accelerated Star Hardee's remodel rollout; and, an increase in information technology costs associated with the implementation of PeopleSoft and Year 2000 compliance. Lower revenue levels combined with the planned increase in general and administrative costs resulted in higher general and administrative expenses as a percentage of total revenues.

        Interest expense for the 12- and 40-week periods ended November 1, 1999 increased $2.9 million and $10.2 million, respectively, as compared with the prior year periods due to higher levels of borrowings outstanding under our senior credit facility and the issuance of convertible subordinated notes in March 1998 and senior subordinated notes in March 1999. As a result of our amendment to our senior credit facility subsequent to quarter-end, the applicable margin used to determine our interest rate payable on outstanding borrowings was increased. As such, we would expect to see our interest expense rise in future quarters even if our borrowings outstanding under our senior credit facility remain unchanged; however, we plan to mitigate the effect of higher interest rates by reducing outstanding borrowings with proceeds from sales of restaurants.

        Other income (expense), net, mainly consists of interest income, lease income, dividend income, gains and losses on sales of restaurants, income and loss on long-term investments, property management expenses and other non-recurring income and expenses. Other income (expense), net, increased $2.1 million for the 12-week period ended November 1, 1999, while decreasing $1.6 million for the 40-week periods ended November 1, 1999 over the corresponding prior year periods. The increase in the 12-week period ended November 1, 1999 was primarily due to the one-time charge of $15.0 million in the prior year to reflect the Company's investment in Boston West, LLC ("Boston West") at its estimated remaining value, offset in part by a non-recurring gain of $10.3 million resulting from the disposition of the Company's investment in Star Buffet, Inc. ("Star Buffet") during the third quarter of the prior year. Additionally, a reduction in interest income as a result of our reduced note receivable from Checkers Drive-In Restaurants, Inc., reduced notes receivable from our franchisees, reduced interest income on cash and cash equivalents, increased property management expenses, the settlement of certain claims against us relating to our investment in Boston West and recognition of income in the prior year from our investment in Star Buffet, which was subsequently sold in October 1998, contributed to the decrease in other income (expense), net for the 40 weeks ended November 1, 1999.

        During the third quarter of fiscal 1999, our Board of Directors approved the buyback of up to $50.0 million aggregate principal amount of convertible subordinated notes. To date, we have repurchased $38.0 million of such notes. During the 12-week period ended November 2, 1998, we repurchased $30.0 million, as a result of which the Company recognized an extraordinary gain in the third quarter of the prior year on the early retirement of debt of $2.7 million, net of applicable taxes. In the first quarter of fiscal 2000, we repurchased an additional $3.0 million of convertible subordinated notes for $2.5 million in cash, including accrued interest thereon. In connection with this repurchase, we recognized an extraordinary gain on the early retirement of debt of $0.3 million, net of applicable taxes in the 40-week period ended November 1, 1999.

FINANCIAL CONDITION

        Cash and cash equivalents decreased $5.8 million to $40.5 million in the 40-week period ended November 1, 1999. Investing activities absorbed $200.6 million of our cash to fund capital additions of $204.6 million. Partially generating some of the funds necessary for our investing activities were $14.0 million from the sale of property and equipment to our franchisees and $2.5 million from collections on and sale of notes receivable, related party receivables and leases receivable. Financing activities provided us with $99.8 million in cash, primarily from the net proceeds of the issuance of our senior subordinated notes and additional borrowings under our senior credit facility. Cash flows from operating and financing activities were mainly used to repay existing indebtedness of $256.8 million, to fund the remodeling of our Hardee's restaurants to the new Star Hardee's format, to build new Carl's Jr. restaurants and to build and remodel Taco Bueno restaurants, to pay $10.7 million of deferred financing costs associated with our issuance of the senior subordinated notes, to repay $5.7 million in capital lease obligations, to pay dividends of $4.2 million and to repurchase $2.6 million of our common stock.

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

        Subsequent to November 1, 1999, we amended our senior credit facility such that certain of the covenants governing this senior credit facility were modified for the third and fourth quarters of fiscal 2000 and for future measurement periods. In addition, the revolving commitments under the senior credit facility were reduced to $400.0 million and will be further reduced by the first $75.0 million in proceeds from the sale of restaurants. The final maturity date of February 2004 remains unchanged; however, the applicable margin used to determine the interest rate payable on outstanding borrowings was increased and up to $200.0 million of revolving borrowings will be converted, subject to lender approvals, to term borrowings with an interest rate not subject to adjustment on the basis of certain financial ratios. The term loan component will provide for principle payments of $4.2 million each quarter beginning in March 2001, with all remaining principle due on the maturity date. As a result of the amendment, we were in compliance as of November 1, 1999 with all of our covenants related to our senior credit facility.

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

        Our primary source of liquidity is our revenues from company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new Carl's Jr. and Taco Bueno restaurants, the remodeling of our Hardee's restaurants to the Star Hardee's format, the remodeling of existing Taco Bueno restaurants, the conversion of restaurants to the Carl's Jr./Green Burrito dual-brand concepts and capital expenditures to be incurred in connection with our previously announced restructuring and consolidation of administrative functions from Rocky Mount, North Carolina to Anaheim, California.

        It is our intention to reposition and rebalance our company so that we will have a larger proportion of franchised restaurants rather than company-operated restaurants. We are planning to sell a significant number of Carl's Jr. and Hardee's restaurants to existing and new franchisees. We announced last quarter that we plan to divest 350 restaurants within 12 months. We believe we will significantly exceed our plan.

        During the fourth quarter of fiscal 2000, we have already completed the sale of eight Carl's Jr. restaurants, generating net proceeds of $3.9 million and a gain of approximately $3.4 million. We have also executed definitive agreements for the sale of 61 Hardee's units, which will generate net proceeds of approximately $18.5 million and a gain of $5.4 million. Further, we have signed letters of intent to sell 175 Carl's Jr. restaurants and 471 Hardee's restaurants. If these transactions are completed according to the terms of the letters, these sales will generate proceeds of approximately $129.6 million and $180.3 million, respectively, and will generate expected gains of $69.7 million from the sales of Carl's Jr. restaurants and expected losses of $41.9 million with respect to the Hardee's units.

        The various agreements for the sale of restaurants are expected to close in the fourth quarter of fiscal 2000 and the first two quarters of fiscal 2001. These sales contemplate additional development within the given markets and the agreements require that the Hardee's restaurants receive the "Star Hardee's" remodel. In almost all cases, these agreements require full royalties at four percent of net sales. We plan to use the net proceeds from these asset sales to repay outstanding borrowings under our senior credit facility and to potentially purchase additional shares of our common stock.

        During the fourth quarter, we also plan to record non-recurring pretax charges of approximately $60.0 million to $80.0 million. These charges, which will be primarily non-cash in nature, include: establishing a reserve for up to 90 Hardee's restaurants that we plan to close within the next 12 months; providing reserves for the consolidation of Hardee's administration functions to the West coast; writing-off certain deferred financing costs associated with our senior credit facility and Year 2000 costs associated with restaurants computer systems.

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

        We believe that cash generated from our various restaurant concept operations, along with cash and cash equivalents on hand as of November 1, 1999, and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the foreseeable future. As of November 2, 1999, under our senior credit facility, as amended, we had $79.5 million of borrowings available to us. If those sources of capital, together with net proceeds from sales of restaurants, are insufficient to satisfy our capital spending and working capital requirements, or if we determine to make any significant acquisitions of or investments in other businesses, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Any sales of additional equity or debt securities could result in additional dilution to our stockholders. In addition, substantially all of the real properties we own and use for our restaurant operations are unencumbered and could be used by us as collateral for additional debt financing or could be sold and subsequently leased back to us.

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

        We have also initiated communications with significant suppliers and vendors on whom we rely in an effort to determine the extent to which our business is vulnerable to the failure by these third parties to remediate their Y2K problems. While we have not been informed of any material risks associated with a Y2K problem for these entities, we cannot assure you that the computerized information systems of these third parties will be Y2K compliant on a timely basis. For any critical supplier or vendor which did not supply us with satisfactory evidence of their Y2K readiness, contingency plans were developed which include establishing alternative sources for the product or service provided. The inability of these third parties to remediate their Y2K problems could have a material adverse impact on us.

        We have completed a review of our information systems and are involved in a comprehensive program to upgrade computer systems and applications in connection with our effort to fully integrate our recent restaurant acquisitions. In conjunction with this computer upgrade process, we believe we will have addressed any potential Y2K issues. Total expenditures related to the upgrade of the information systems are expected to range from $25.0 million to $30.0 million and will be capitalized or expensed in accordance with generally accepted accounting principles. Through November 1, 1999, we have incurred approximately $24.7 million of expenditures consisting of hardware and software purchases, internal staff costs and outside consulting and other expenditures related to this upgrade process.

        We have established an enterprise-wide program to prepare our computer systems and applications for Y2K and are utilizing both internal and external resources to identify, correct and test our systems for Y2K compliance. Our internal reprogramming and testing efforts have been substantially completed. We expect that all mission-critical systems will be Y2K ready prior to December 31, 1999. We have completed the inventory and assessment phases of our evaluation of all information technology equipment. Based on the results of the assessment, all mission-critical equipment is Y2K ready.

        Despite our extensive efforts to assess potential Y2K issues, the installation of a new enterprise-wide information system, remediation of other systems, and testing program, unanticipated problems during the early months of 2000 are possible. These problems, which we believe are unlikely, could have a material adverse impact on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our principal exposure to financial market risks is the impact that interest rate changes could have on outstanding borrowings under our $400.0 million senior credit facility, as amended, of which $276.0 million remained outstanding as of November 1, 1999. Borrowings under our senior credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 7.5% in fiscal 2000). A hypothetical increase of 100 basis points in short-term interest rates, along with an increase in our applicable margin of approximately 75 basis points as a result of recent amendments to our senior credit facility, would result in a reduction of approximately $4.8 million in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility, and assumes no change in the volume or composition of debt at November 1, 1999. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibits:

             10.8 Third Amended and Restated Credit Agreement, dated as of November 24, 1999, by and between the Company and Paribas, as agent, and the Lenders party thereto.

             11       Calculation of Earnings Per Share.

             12.1     Computation of Ratios

             27.1 Financial Data Schedule (included only with electronic filing).

         (b) Current Reports on Form 8-K:

             None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CKE RESTAURANTS, INC.
                                               ---------------------
                                                   (Registrant)



December 14 , 1999                             /s/ Carl A. Strunk
------------------                             ---------------------------------
      Date                                         Carl A. Strunk
                                                   Executive Vice President,
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


           Exhibit
           Number                  Description
           -------                 -----------

            10.8 Third Amended and Restated Credit Agreement, dated as of November 24, 1999, by and between the Company and Paribas, as agent, and the Lenders party thereto.

            11          Calculation of Earnings Per Share.

            12.1        Computation of Ratios

            27.1 Financial Data Schedule (included only with electronic filing).