Form 10-K
period 2000-01-31
CKE RESTAURANTS INC
filed 2000-05-01
CIK 919628

                    Securities and Exchange Commission Washington, D.C. 20549

                    (Mark One)

                    () ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JANUARY 31, 2000 or
                    () TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission file number: 1-13192
FORM 10-K

                    CKE RESTAURANTS, INC.
                    (Exact name of registrant as specified in its charter)

                            DELAWARE                                  33-0602639
                            (State or other jurisdiction of           of (I.R.S. employer identification no.)
                            incorporation or organization)

                    401 W. CARL KARCHER WAY
                    ANAHEIM, CALIFORNIA 92801
                    (Address of principal executive offices)

                    (714) 774-5796
                    (Registrant's telephone number, including area code)

                    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                            TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
                            Common Stock, $.01 par value       New York Stock Exchange

                    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    None

                    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2000 was $285,892,727.

                    The number of outstanding shares of the registrant's common stock was 50,501,421 as of March 31, 2000.

                    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 31, 2000, are incorporated by reference into Part III of this Report.

                    The Exhibit Index is contained in Part IV herein on Page 55.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 31, 2000

                            -------------------------------------------------------------------------------------

                            PART I                                                                           Page
                            -------------------------------------------------------------------------------------
                            Item 1.                Business                                                     1
                            Item 2.                Properties                                                  12
                            Item 3.                Legal Proceedings                                           12
                            Item 4.                Submission of Matters to a Vote of Security Holders         12
                            -------------------------------------------------------------------------------------
                            PART II
                            -------------------------------------------------------------------------------------
                            Item 5.                Market for Registrant's Common Equity and Related
                                                   Stockholder Matters                                         13
                            Item 6.                Selected Financial and Operating Data                       14
                            Item 7.                Management's Discussion and Analysis of Financial
                                                   Condition and Results of Operations                         16
                            Item 7A.               Quantitative and Qualitative Disclosures About Market
                                                   Risk                                                        25
                            Item 8.                Financial Statements and Supplementary Data                 25
                            Item 9.                Changes in and Disagreements with Accountants on
                                                   Accounting and Financial Disclosure                         25
                            -------------------------------------------------------------------------------------
                            PART III
                            -------------------------------------------------------------------------------------
                            Item 10.               Directors and Executive Officers of the Registrant          25
                            Item 11.               Executive Compensation                                      25
                            Item 12.               Security Ownership of Certain Beneficial Owners and
                                                   Management                                                  26
                            Item 13.               Certain Relationships and Related Transactions              26
                            -------------------------------------------------------------------------------------
                            PART IV
                            -------------------------------------------------------------------------------------
                            Item 14.               Exhibits, Financial Statement Schedules and Reports on
                                                   Form 8-K                                                    28

                                                                               1
                                                                               -

PART I

ITEM 1. Business

OVERVIEW
CKE Restaurants, Inc. (the "Company") owns, operates and franchises 3,865 quick-service restaurants, primarily under the Carl's Jr., Hardee's and Taco Bueno brand names. Our Hardee's and Carl's Jr. chains are the fourth and seventh largest quick-service hamburger restaurant chains in the United States, respectively, based on domestic systemwide sales. Based on publicly available data, our company-operated Carl's Jr. and Taco Bueno restaurants generate restaurant-level operating margins that are among the highest of the major quick-service restaurant chains.

       Carl's Jr.(R) - Carl's Jr. was founded in 1956 and is located primarily in the Western United States, with a leading market presence in California. The Carl's Jr. menu features several charbroiled hamburgers, chicken sandwiches, steak sandwiches and other signature items, including the Famous Star, Western Bacon Cheeseburger(R), Super Star(R), Charbroiler Chicken Sandwiches(R), Crispy Chicken Sandwiches(R), the Charbroiled Sirloin Steak Sandwich, the Sourdough Bacon Cheeseburger and the Spicy Chicken Sandwich. Carl's Jr. differentiates itself from its competitors by offering menu items that are generally made-to-order, meet exacting quality standards and have a strong reputation for quality and taste. As of January 31, 2000, our Carl's Jr. system included 934 restaurants, of which we operated 563 restaurants and our franchisees and licensees operated 371 restaurants.

       Hardee's(R) - We acquired Hardee's in July 1997. This acquisition enabled us to expand the scope of our operations and become one of the leading nationwide operators of quick-service hamburger restaurants. Hardee's was founded in 1961 and has significant market presence in the Southeastern and Midwestern United States. We believe there is significant value in Hardee's and Carl's Jr.'s complementary geographic markets and relative menu strengths. Hardee's strength is in its breakfast menu, which generates approximately 35% of its overall revenues. This represents one of the highest percentages in the quick-service hamburger restaurant industry. Since we acquired Hardee's, we have acquired nearly 700 Hardee's restaurants from franchisees in key markets, including 557 restaurants operated by Flagstar Enterprises, Inc. ("FEI"), then the largest Hardee's franchisee. These additional acquisitions have enabled us to exercise further control over the Hardee's brand. As of January 31, 2000, our Hardee's system included 2,788 restaurants, of which we operated 1,354 restaurants and our franchisees and licensees operated 1,434 restaurants.

       Taco Bueno(R) - As of January 31, 2000, we owned and operated 121 Taco Bueno quick-service Mexican restaurants located in Texas and Oklahoma and licensed one restaurant. Taco Bueno differentiates itself from its competitors by offering a diverse menu featuring generous portions of freshly prepared, high-quality food items. In addition to typical quick-service Mexican offerings, such as burritos, tacos, tostadas and combination meals, Taco Bueno features a number of signature menu items, such as its Mexidips & Chips, Muchaco, Bueno Chilada Platter, Two-handed Taco and BOB ("Big Ol' Burrito").

STRATEGY
Our strategy is to operate and manage restaurant concepts nationwide. We believe that our ability to deliver high-quality food with superior service in a clean and friendly environment is critical to our operating success. We have developed food, labor and customer service management practices that allow us to effectively monitor restaurant-level operations, control costs, benchmark restaurant performance statistics and communicate systemwide best practices across restaurant concepts. As a result of our strategies, we have improved the operating results of Carl's Jr. and Taco Bueno. From fiscal 1995 through fiscal 2000, company-operated Carl's Jr. average unit sales increased from $966,000 to $1,086,000, while we improved restaurant-level operating margins from 18.4% to 24.1%, excluding the Hardee's-to-Carl's Jr. conversion restaurants in Oklahoma, Texas and Kansas. Since we acquired Taco Bueno in October 1996, we have increased average unit sales of our Taco Bueno restaurants from $600,000 to $807,000. In addition, we aggressively promote and enhance awareness of each of our brands through innovative advertising and remodeling programs.

       The revitalization of Hardee's is the most important element of our growth strategy. We are attempting to successfully turn Hardee's around based on the success we have experienced at Carl's Jr. and Taco Bueno. Through our disciplined approach and through our refranchising strategy discussed below, we believe that the Hardee's brand is capable of generating meaningful profits and positive same-store sales. The key elements of our growth strategy are to:

       Revitalize the Hardee's Brand to Grow Same-Store Sales. We are continuing our focus on revitalizing the Hardee's brand to generate same-store sales growth. We introduced certain made-to-order lunch and dinner menu items that are currently served in our Carl's Jr. restaurants, such as the Famous Star, and eliminated unprofitable product offerings. We also introduced the Carl's Jr.-style limited table service and added "all-you-can-drink" beverage bars in all of our Hardee's restaurants. Additionally, we are remodeling our Hardee's restaurants into a new "Star Hardee's" format, which we designed to revitalize the Hardee's brand with the menu and operating qualities of Carl's Jr. In addition to the menu enhancements, a Star Hardee's remodel involves installing charbroilers in the kitchens, remodeling the interior and exterior of the restaurant and installing new signage that accents the Hardee's name with the Carl's Jr. Star logo. In addition, our franchisees are remodeling restaurants to the Star Hardee's format and continue to support our initiatives. We also plan to enhance brand awareness through our new advertising campaign, which was introduced in March 2000 and promotes Hardee's to our target audience of high-volume lunch and dinner customers. As of January 31, 2000, 639 company and franchise operated Hardee's had been remodeled to Star Hardee's and we continue to see improvement in revenue after a remodel is completed. We plan to remodel up to 160 restaurants in fiscal 2001, and our Hardee's franchisees advise us that they plan to remodel between 200 to 300 restaurants to the Star Hardee's format during that period.

       Refranchise Company-operated Restaurants to New and Existing Franchisees. We intend to increase our proportion of franchised restaurants to company-operated restaurants. During fiscal 2000 we sold 24 Carl's Jr. restaurants to franchisees for approximately $18.3 million and 61 Hardee's restaurants to franchisees for approximately $18.5 million. During fiscal 2001, we plan to sell up to 500 Hardee's restaurants, which should generate proceeds of approximately $200.0 million. This strategy is intended to increase the number and quality of our Hardee's franchisees to help us turn around those restaurants, to generate cash to pay down borrowings under our senior credit facility, and to allow us to focus on running the balance of our Hardee's system with a smaller number of company-operated restaurants.

       Continue to Increase Hardee's Profitability. We have improved restaurant-level operating margins and reduced corporate overhead by implementing the operating initiatives, management practices and disciplined operating strategy that we employ at Carl's Jr. Restaurant-level operating margins at our company-operated Hardee's restaurants increased to 13.6% in fiscal 2000, excluding the $42.0 million store closure reserve and asset impairment charge recorded in the fourth quarter of fiscal 2000, compared with 6.2% for the year ended December 31, 1996, the year prior to our acquisition. We expect to improve further the profitability of our company-operated Hardee's restaurants by increasing restaurant sales with the help of our new advertising campaign, remodeling restaurants to the Star Hardee's format, continuing our customer-focused, disciplined operating strategy and executing our refranchising strategy which will enable us to operate a smaller number of Hardee's restaurants more effectively.

       Expand Successful Carl's Jr. and Taco Bueno Chains. We intend to continue expanding our Carl's Jr. and Taco Bueno chains by opening new restaurants and continuing to improve our innovative advertising campaigns. In fiscal 2000, the Carl's Jr. system grew by a total of 75 new restaurants and our Taco Bueno chain grew by a total of 12 new restaurants. In fiscal 2001, if cash flows from operations permits, we plan to open up to 30 new Carl's Jr. restaurants and up to five new Taco Bueno restaurants in established markets. Our Carl's Jr. and Hardee's franchisees plan to open up to 35 and 65 new Carl's Jr. and Hardee's restaurants, respectively, in fiscal 2001.

RESTAURANT OPERATIONS

CARL'S JR.
Concept. We believe that our Carl's Jr. restaurants' superior food quality, diverse menu and attentive customer service differentiate Carl's Jr. from its competitors and are critical to its success. Unlike many quick-service restaurants that emphasize lower prices, Carl's Jr. restaurants focus on offering customers a higher quality dining experience at a reasonable price. Carl's Jr.'s menu features freshly prepared food items that appeal to a broad audience. We generally make Carl's Jr. charbroiled hamburgers, chicken sandwiches and signature items at the time of the customer's order, applying exacting quality standards and offering them in generous portions. By providing partial table service, unlimited drink refills and an attractive restaurant decor, Carl's Jr. restaurants offer a pleasant, customer-friendly environment. We believe that our focus on customers and customer service, superior food quality and generous portions enables Carl's Jr. restaurants to maintain a strong price-value image with customers.

       Menu and Restaurant Design. Carl's Jr. restaurants offer a variety of products that have a strong reputation for quality and taste. The Carl's Jr. menu is relatively uniform throughout the chain and features several charbroiled

                                                                               3
                                                                               -

hamburgers and chicken sandwiches, including the Famous Star, Western Bacon Cheeseburger, Super Star, Charbroiler Chicken Sandwiches, Crispy Chicken Sandwiches, the Charbroiled Sirloin Steak Sandwich, the Sourdough Bacon Cheeseburger and the Spicy Chicken Sandwich. We also offer a fish sandwich, stuffed baked potatoes, prepackaged salads, french fries, onion rings and fried zucchini. Most restaurants also have self-service salad bars and a breakfast menu including eggs, bacon, sausage, French Toast Dips(R), the Sunrise Sandwich(R) and a breakfast burrito. In addition, the restaurants sell a variety of promotional products on a limited basis. Carl's Jr. was also among the first to offer self-service salad bars and all-you-can-drink beverage bars.

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

       Each company-operated Carl's Jr. restaurant is operated by a general manager who has received nine to 13 weeks of management training. This training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. The restaurant manager trains other employees in accordance with our guidelines. District managers, who are responsible for 11 to 14 restaurants, also supervise restaurant managers. Approximately 56 district managers are under the supervision of six regional vice presidents, all of whom regularly inspect the operations in their respective districts and regions.

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

       Our agreement with SBRG provides for the conversion of a total of 192 Carl's Jr. restaurants to Carl's Jr./Green Burrito dual-brand restaurants by calendar 2002. We are required to pay an initial franchise fee for each restaurant opened and remit royalties on The Green Burrito food sales to SBRG. At the end of fiscal 1996, we elected to sub-franchise, and shortly thereafter began offering, the Carl's Jr./Green Burrito dual-brand to our franchise community. As of January 31, 2000, 42 franchised Carl's Jr. restaurants have been converted to the Carl's Jr./Green Burrito concept. We receive a portion of the fee for each franchise conversion and royalties from our franchisees' Green Burrito food sales.

       Franchised and Licensed Operations. Our franchise strategy is designed to further the development of the Carl's Jr. chain and reduce the total capital we need to develop new Carl's Jr. restaurants. Franchise arrangements with Carl's Jr. franchisees, who operate in Arizona, California, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas and Utah, generally provide for initial fees and continuing royalty payments to us based upon a percentage of sales and provide for a minimum percentage of sales each month for advertising. Additionally, most franchisees purchase food, paper and other supplies from us. Franchisees may also be obligated to remit lease payments for the use of company-owned or leased restaurant facilities and to pay related occupancy costs, which include maintenance, insurance and property taxes. We also plan to continue to pursue non-traditional franchise development opportunities through innovative formats, including gasoline stations, convenience stores and institutional food service outlets.

       Our franchising philosophy is that only candidates with appropriate operational experience and financial stability are considered for the program. Specific net worth and liquidity requirements must be satisfied. Area development agreements generally require franchisees to open a specified number of Carl's Jr. restaurants in a designated geographic area within a specified time period.

       As of January 31, 2000, 371 Carl's Jr. restaurants were operated by our Carl's Jr. franchisees and licensees. The majority of our Carl's Jr. franchisees own more than one restaurant, with 15 franchisees owning seven or more restaurants. We presently anticipate that our Carl's Jr. franchisees and licensees will open up to 35 new Carl's Jr. restaurants during fiscal 2001.

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

       Menu and Restaurant Design. Hardee's restaurants currently offer hamburgers, chicken sandwiches, roast beef sandwiches and fish sandwiches for lunch and dinner, as well as fried chicken in our restaurants located in the Southeastern markets. Unlike many quick-service hamburger restaurants, Hardee's strength has been in its breakfast sales, which generate approximately 35% of its overall operating revenue, one of the highest in the quick-service hamburger industry. Hardee's breakfast menu features "made-from-scratch" biscuits, biscuit breakfast sandwiches and other items such as hash rounds and breakfast platters. Substantially all of Hardee's restaurants have drive-thru facilities, and selected restaurants are open 24 hours a day, primarily on weekends. Most Hardee's restaurants are freestanding, ranging in size from 3,000 to 3,500 square feet, with a seating capacity of 75 to 100 persons. Currently, several building designs and floor plans are in use system-wide, depending upon operational needs, local zoning requirements and real estate availability.

       Since our acquisition of Hardee's, we introduced certain made-to-order lunch and dinner menu items that are currently served in our Carl's Jr. restaurants, such as the Famous Star, and eliminated unprofitable product offerings. We are continuing our focus on revitalizing the brand to generate same-store sales growth. We are remodeling our Hardee's restaurants into a new "Star Hardee's" format, which we designed to accent the Hardee's brand strength with the menu and operating qualities of Carl's Jr. Star Hardee's is designed to showcase the new and improved Hardee's menu and to bring customers back to Hardee's. After testing various combinations of both brands in certain markets, we are now remodeling Hardee's restaurants to the new Star Hardee's format by installing charbroilers in the kitchens, remodeling the interior and exterior of the restaurants and installing new signage that retains the Hardee's name but shares space with Carl's Jr.'s Star logo.

       As of January 31, 2000, we had remodeled 491 company restaurants and had installed "all-you-can-drink" beverage bars and had introduced the Carl's Jr.-style limited table service in all of our restaurants. We plan to remodel up to 160 restaurants in fiscal 2001.

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

       Franchised and Licensed Operations. Franchise agreements with Hardee's franchisees, who operate in the Southeastern and Midwestern United States, generally provide for initial fees and continuing royalty payments to us based upon a percentage of sales. Most franchisees are required to purchase certain inventory and supplies from approved suppliers and are required to spend a minimum percentage of sales each month on advertising. In addition,

                                                                               5
                                                                               -

most franchisees are required to purchase and install all fixtures, furnishings, signs and equipment specified in the approved site layout and plan. Prior to the opening of franchised restaurant, the general manager of each franchise is required to attend and complete our company-sponsored training program. Franchisees may also be required to remit lease payments for the use of our company-owned or leased restaurant facilities and to pay related occupancy costs.

       Since our acquisition of Hardee's, we have worked to restore Hardee's relationships with its franchisees. We have been supportive in establishing a franchisee association and improved communications with franchisees. As a result, our Hardee's franchisees have collectively increased their level of compliance, as royalty payments and advertising contributions have increased from before the acquisition. Our Hardee's franchisees have joined us in our Star Hardee's remodel program and, as of January 31, 2000, had remodeled 148 franchised Hardee's restaurants.

       As of January 31, 2000, 1,434 Hardee's restaurants were operated by our franchisees and licensees. The majority of our Hardee's franchisees own more than one restaurant, with 25 franchisees owning 10 or more restaurants. We presently anticipate that our Hardee's franchisees and licensees will open up to 65 new Hardee's restaurants during fiscal 2001.

TACO BUENO
Taco Bueno differentiates itself from its principal competitors by offering a diverse menu featuring generous portions of freshly prepared, high-quality food items. In addition to typical quick-service Mexican offerings, such as burritos, tacos, tostadas and combination meals, Taco Bueno features a number of signature menu items such as its Mexidips & Chips, Muchaco, Bueno Chilada Platter, Two-handed Taco and BOB ("Big Ol' Burrito"). Taco Bueno's Mexican platters include taco and burrito platters, beef and chicken taco salads and nacho platters, each of which is accompanied by rice, beans, freshly prepared guacamole and chips. The restaurants also feature a salsa bar which includes sliced jalapenos, diced onions, pico de gallo and hot sauce.

       Taco Bueno restaurants generally feature a "Santa Fe/Pueblo" architecture and exterior decor, which was designed for high visibility and consumer recognition, and generally range in size from 2,400 square feet to 3,200 square feet. Restaurant interiors include wooden tables and chairs, booth seating, stucco walls, warm colors and a southwestern theme, all of which are intended to create a distinctive atmosphere. In the first quarter of fiscal 2000, we began the roll-out of our new Taco Bueno remodel program. The new design features contemporary Mexican architecture, bright, eye-catching colors, serpentine stainless-steel counters and black slate tile. As of January 31, 2000, 21 Taco Bueno restaurants were remodeled. We presently anticipate that we will remodel up to ten Taco Bueno restaurants in fiscal 2001.

       Our strategy with respect to our Taco Bueno concept is to increase its market share and competitive presence in existing markets. We believe that the growing popularity of Mexican food and the relatively few national or regional Mexican quick-service restaurant chains provide us with a significant opportunity to expand the Taco Bueno concept within our core markets in Dallas/Ft. Worth, Tulsa and Oklahoma City and to enter into new markets. Since we acquired Taco Bueno in October 1996, we have opened 16 new Taco Bueno restaurants.

INVESTMENTS IN OTHER RESTAURANT CONCEPTS
We have selectively invested in other restaurant concepts, as follows (see Note 6 of Notes to the Consolidated Financial Statements):

       Santa Barbara Restaurant Group, Inc. SBRG owns, operates and franchises The Green Burrito and La Salsa quick-service Mexican food restaurants, JB's Restaurants and Galaxy Diner restaurants, which SBRG acquired from us in September 1998, and Timber Lodge Steakhouse. Through our dual-branding relationship with The Green Burrito, we are SBRG's largest franchisee. As of January 31, 2000, we owned approximately 8.9% of SBRG's outstanding common shares.

       Rally's and Checkers. In August 1999, Rally's Hamburgers, Inc. ("Rally's") merged with Checkers Drive-In Restaurants, Inc. ("Checkers") in a reverse acquisition. Checkers operates and franchises approximately 443 Checkers and 464 Rally's double drive-thru quick-service hamburger restaurants, primarily in the Southeastern and Midwestern United States, of which we operate 21 Rally's restaurants in California and Arizona. We currently have a 16.6% ownership interest in Checkers and the right to acquire common shares representing an additional 7.1% of Checkers.

       Boston Market. We hold a minority interest in Boston West, LLC ("Boston West"), which operates Boston Market restaurants in designated markets in Southern California as a franchised area developer of Boston Chicken, Inc. ("BCI"), the franchisor of the Boston Market restaurant concept. BCI and its Boston Market subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code on October 5, 1998. In a separate action, on November 9,

1998, Boston West filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in order to restructure its overall operations. Since November 1998, Boston West has closed or sold 42 Boston Market restaurants. During the third quarter of fiscal 1999, we signed an agreement with Boston West to provide administrative and management services to the Boston Market franchises operated by Boston West. As of January 31, 2000, Boston West operated 56 Boston Market restaurants.

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

       We currently purchase substantially all of the food, packaging and cleaning products sold or used in our Hardee's restaurants from Fast Food Merchandisers, Inc. ("FFM") and MBM Corporation ("MBM"). MBM, which was the primary distributor for FEI, acquired FFM in 1998, and consequently consolidated substantially all of Hardee's distribution requirements. FFM and MBM currently distribute such products to company-operated restaurants and to many of the Hardee's restaurants operated by our Hardee's franchisees. Pursuant to the terms of the distribution agreements, we are obligated to purchase substantially all of our specified product requirements from FFM and MBM for remaining terms of four years and five years, respectively. The prices we pay for FFM and MBM products, and the delivery fees we pay each distribution service, are subject to adjustment in certain circumstances, which may include increases resulting from changes in the distributor's cost structure.

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

                                                                               7
                                                                               -

GOVERNMENT REGULATIONS
Each company-operated and franchised restaurant must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. In addition, these restaurants must comply with federal and state environmental regulations, but those regulations have not had a material effect on the restaurants' operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors can delay and sometimes prevent development of new restaurants and remodeling of existing restaurants in particular locations.

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

       We are not aware of any environmental conditions that would have a material adverse effect on our businesses, assets or results of operations taken as a whole. Although environmental site assessments prepared for certain properties recommend limited further investigations or minor repairs, based on the information currently available to us, we do not believe any of these environmental issues would have a material adverse effect on these properties. Nevertheless, we cannot assure you that environmental conditions relating to prior, existing or future restaurants or restaurant sites will not have a material adverse effect on us. Moreover, we cannot assure you that: (1) future laws, ordinances or regulations will not impose any material environmental liability; or (2) the current environmental condition of the properties will not be adversely affected by tenants or other third parties or by the condition of land or operations in the vicinity of the properties.

EMPLOYEES
As of January 31, 2000, we employed approximately 61,000 persons, of whom approximately 57,000 were hourly restaurant, distribution or clerical employees and the remainder were managerial salaried employees engaged in administrative and supervisory capacities. A majority of our hourly employees are employed on a part-time basis to provide service necessary during peak periods of restaurant operations. None of our employees is currently covered by a collective bargaining agreement. We have never experienced a work stoppage attributable to labor disputes, and we believe our employee relations are good.

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

       - increases in our food, labor, occupancy and other operating costs;

       - our ability to compete in the quick-service restaurant industry;

       - our ability to pay principal and interest on our substantial debt;

       - our ability to borrow in the future;

       - adverse legislation or regulation;

       - adverse weather conditions;

       - our ability to sustain or increase historical revenues and profit margins;

       - continuation of certain trends and general economic conditions in our industry; and

       - our ability to complete proposed sales of restaurants to qualified franchisees.

       In addition, such forward-looking statements are necessarily dependent upon assumptions and estimates that may prove to be incorrect. Accordingly, while we believe that the plans, intentions and expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. The information contained in this Form 10-K, including the Risk Factors section hereof, identifies important factors that could cause such differences.

RISK FACTORS

LEVERAGE AND ABILITY TO SERVICE DEBT - TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.
We have a significant amount of indebtedness. As of January 31, 2000, we had a total of $741.4 million of long-term debt and capital lease obligations, including current portion, and our debt to capitalization ratio was 0.58x. While in the past we have been able to generate sufficient earnings to satisfy our debt service obligations and other fixed charges, our substantial indebtedness could have important consequences to holders of our common stock and other securities. For example, it could:

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

       Our ability to make payments on or to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash from our operations is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including seasonality. In addition, we cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, that we will generate proceeds from the sale of restaurants at prices and terms considered by us to be appropriate, or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

                                                                               9
                                                                               -

       In the event that our Hardee's restaurants do not show improvements in same-store sales or our Carl's Jr. restaurants were to experience declines in same-store sales, and if we are unable to generate proceeds from the sale of restaurants at prices and on terms sufficient to service our senior credit facility, we may need to refinance all or a portion of our indebtedness on or before maturity in order to avoid short and long-term liquidity shortage. The availability of capital resources will depend upon prevailing market conditions, interest rates and our then-existing financial position.

UNCERTAINTIES RELATED TO THE REVITALIZATION OF HARDEE'S - WE WILL CONTINUE TO FACE CHALLENGES IN OUR ATTEMPT TO IMPROVE OUR HARDEE'S OPERATIONS.
Revitalizing Hardee's will continue to challenge our management team. Hardee's is a well-established but underperforming brand. When we acquired Hardee's, it was experiencing declining system-wide same-store sales and a declining market share in the quick-service hamburger restaurant industry. Our initial turnaround strategy for Hardee's focused on managing costs and realizing purchasing strategies. We have been able to improve our Hardee's restaurant-level operating margins above their historical, pre-acquisition levels and we are continuing our focus on increasing sales by revitalizing the Hardee's brand. Specifically, we are investing large amounts of capital into reconfiguring our Hardee's restaurants' kitchens, replacing equipment, and remodeling restaurants to the Star Hardee's format. We have identified 105 underperforming Hardee's restaurants which we plan to close within the next 12 months. We have also embarked on our refranchising strategy whereby we intend to increase our proportion of franchised restaurants to company-operated restaurants, which will allow us to generate cash to pay down debt and to increase the number and quality of our Hardee's franchisees to help turn around those restaurants. We cannot assure you that these strategies will be successful. If we are unable to achieve anticipated sales improvements and further improvements in restaurant-level operating margins in our Hardee's restaurants on a timely basis, cash flows generated from Hardee's operations may not be adequate to support our turnaround strategies for Hardee's. Our success will also depend, in part, on our Hardee's franchisees. Hardee's franchisees are not required to participate in implementing all our strategies and we cannot assure you that all Hardee's franchisees will participate. If Hardee's franchisees do not implement our strategies we may not achieve our goals in the desired timeframe or at all. Failure to accomplish our goals could have a material adverse effect on our financial condition and results of operations.

GROWTH STRATEGY - OUR ABILITY TO EXPAND OUR RESTAURANT CHAINS DEPENDS ON FACTORS BEYOND OUR CONTROL.
Our growth strategy includes, among other things, opening additional company-operated and franchised restaurants, remodeling our restaurants and dual-branding our restaurant concepts. The success of our growth strategy will depend on numerous factors, many of which are beyond our control and the control of our franchisees, including:

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

       Given the improvements we have realized in recent years in the same-store sales growth in our company-operated Carl's Jr. restaurants, we cannot assure you that we will be able to maintain the historical level of same-store sales growth. Our Carl's Jr. company-operated restaurants experienced a decline in same-store sales in the fourth quarter of fiscal 1999 and the first three quarters of fiscal 2000. During the fourth quarter of fiscal 2000, our company-operated Carl's Jr. restaurants reported a same-store sales increase of 0.6%.

COMPETITION - OUR SUCCESS DEPENDS ON OUR ABILITY TO COMPETE WITH OUR MAJOR COMPETITORS.
The foodservice industry is intensely competitive with respect to the quality and value of food products offered, concept, service, price, dining experience and location. We compete with major restaurant chains, some of which dominate the quick-service restaurant industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food stores, as well as supermarkets and convenience stores. Many of our competitors have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages. Our competitors could also make changes to pricing or other

10
-

marketing strategies. As our competitors expand operations, we expect competition to intensify. Such increased competition could have a material adverse effect on our financial condition and results of operations.

THE FOODSERVICE INDUSTRY - CONSUMER PREFERENCES AND PERCEPTIONS, SEASONALITY AND GENERAL ECONOMIC CONDITIONS MAY HAVE SIGNIFICANT EFFECTS ON OUR BUSINESS. Foodservice businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by traffic patterns, demographics and the type, number and locations of competing restaurants. Restaurant performance may also be affected by adverse weather conditions, particularly in our Hardee's restaurants, because a significant number of them are located in areas which experience severe winter conditions. Multi-unit foodservice businesses such as ours can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one or a limited number of restaurants. We can be similarly affected by consumer concerns with respect to the nutritional value of quick-service food. In addition, our dependence on frequent deliveries of food and paper products subjects our restaurants to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. Unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and unemployment tax rates), increases in the number and locations of competing quick-service restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect our financial condition and results of operations. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our management's ability to anticipate, identify and respond to changing conditions.

GOVERNMENT REGULATIONS - WE MUST DEVOTE SIGNIFICANT RESOURCES TO COMPLY WITH EXTENSIVE LEGAL REQUIREMENTS APPLICABLE TO OUR FRANCHISE AND OTHER BUSINESS OPERATIONS.
We are subject to federal regulation and certain state laws which govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and on provisions concerning the termination or nonrenewal of a franchise. Some states require that certain materials be registered before franchises can be offered or sold in that state. The failure to obtain or retain licenses or approvals to sell franchises could adversely affect us or our franchisees. The restaurant industry is also subject to extensive federal, state and local governmental regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. We and our franchisees are also subject to laws governing relationships with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Many of our employees are paid hourly rates based upon the federal and state minimum wage laws. Recent legislation increasing the minimum wage has resulted in higher labor costs to us and our franchisees. We anticipate that increases in the minimum wage may be offset through pricing and other cost-control efforts; however, we cannot assure you that we or our franchisees will be able to pass such additional costs on to customers in whole or in part.

KEY DISTRIBUTORS - DISRUPTION IN DELIVERIES MAY ADVERSELY AFFECT OUR
RESTAURANTS.
Our profitability is dependent on, among other things, our continuing ability to offer fresh, high quality food at moderate prices. While we continue to operate our own distribution business for our Carl's Jr. system, we rely upon independent distributors for our Hardee's and Taco Bueno restaurants. In particular, our Hardee's restaurants depend on the distribution services of two distributors, MBM, an independent supplier and distributor of food and other products, and FFM, which was recently acquired by MBM. MBM and FFM are responsible for delivering food, paper and other products from our vendors to our Hardee's restaurants on a regular basis. MBM and FFM also provide distribution services to a large number of our Hardee's franchisees. Any disruption in these distribution services could have a material adverse effect on our business.

ENVIRONMENTAL MATTERS - COMPLIANCE WITH ENVIRONMENTAL LAWS MAY ADVERSELY AFFECT OUR FINANCIAL HEALTH.
We are subject to various federal, state and local environmental laws. These laws govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. Although we cannot assure you that all such environmental

                                                                              11
                                                                               -

conditions have been identified, these conditions include the presence of asbestos containing materials, leaks from chemical storage tanks and on-site spills.

       We are not aware of any environmental conditions that would have a material adverse effect on our businesses, assets or results of operations taken as a whole. Although environmental site assessments prepared for certain properties recommend limited further investigations or minor repairs, based on the information currently available to us, we do not believe any of these environmental issues would have a material adverse effect on these properties. Nevertheless, we cannot assure you that environmental conditions relating to prior, existing or future restaurants or restaurant sites will not have a material adverse effect on us. Moreover, we cannot assure you that: (1) future laws, ordinances or regulations will not impose any material environmental liability; or (2) the current environmental condition of the properties will not be adversely affected by tenants or other third parties or by the condition of land or operations in the vicinity of the properties (such as underground storage tanks).

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are as follows:

NAME                 AGE   POSITION
----------------------------------------------------------------------------------------------
C. Thomas Thompson   50    Chief Executive Officer and President
Rory J. Murphy       52    President and Chief Operating Officer, Hardee's Food Systems, Inc.
Carl A. Strunk       62    Executive Vice President, Chief Financial Officer
Andrew F. Puzder     49    Executive Vice President, General Counsel and Secretary
Robert W. Wisely     54    Executive Vice President, Marketing
John J. Dunion       42    Executive Vice President, Chief Administrative Officer
Loren C. Pannier     58    Senior Vice President, Investor Relations

       C. Thomas Thompson became Chief Executive Officer and a director in March 2000 and has served as President since October 1994 and Chief Operating Officer from October 1994 to March 2000. Mr. Thompson has been with Carl's Jr. since 1984, and currently operates 17 Carl's Jr. restaurants in the San Francisco and Bay Area. Mr. Thompson also serves as a member of the Board of Directors of Checkers. Mr. Thompson has more than 27 years of experience in the restaurant industry.

       Rory J. Murphy was appointed President and Chief Operating Officer of Hardee's immediately following our acquisition of Hardee's in July 1997. Mr. Murphy served as Executive Vice President, Restaurant Operations from June 1996 until July 1997, and served as our Senior Vice President, Restaurant Operations from February 1993 until June 1996. Mr. Murphy has been employed by us in various positions for 21 years.

       Carl A. Strunk was appointed Executive Vice President and Chief Financial Officer in February 1997. Mr. Strunk also serves as Executive Vice President and Chief Financial Officer of American National Financial, Inc. ("ANF") since August 1998. Mr. Strunk previously served as Executive Vice President of Fidelity National Financial, Inc. from 1992 to 1998 and as President of Land Resources Corporation from 1986 to 1991. Mr. Strunk is a Certified Public Accountant and is also a member of the Board of Directors of Micro General Corporation and ANF.

       Andrew F. Puzder became Executive Vice President, General Counsel and Secretary in February 1997. Mr. Puzder also serves as Chief Executive Officer of SBRG, where he has been since August 1997 and Executive Vice President of Fidelity, where he has been since January 1995. From March 1994 to December 1994, he was a partner with the law firm of Stradling Yocca Carlson & Rauth. Prior to that, he was a partner with the law firm of Lewis, D'Amato, Brisbois & Bisgard, from September 1991 through March 1994, and he was a partner of the Stolar Partnership from February 1984 through September 1991. Mr. Puzder is a member of the Board of Directors of SBRG, Pierre Foods, Javelin Systems, Inc. and Checkers.

       Robert W. Wisely was appointed Executive Vice President, Marketing in August 1997. Prior to that, he served as Senior Vice President, Marketing from January 1995. Mr. Wisely has been a Carl's Jr. franchisee since 1990. Prior to 1990, Mr. Wisely served as Senior Vice President, Marketing from 1985 to 1990.

       John J. Dunion was appointed Executive Vice President, Chief Administrative Officer in February 1999. Mr. Dunion served as Senior Vice President, Purchasing since April 1998 and Vice President, Purchasing since September 1996. Prior to that, he served as Vice President, Purchasing at Unigate Restaurants, Inc. from 1993 to September 1996.

12
-

       Loren C. Pannier was appointed Senior Vice President, Investor Relations in September 1996 and served as Senior Vice President, Purchasing/Distribution from January 1996 to September 1996. Mr. Pannier also served as our Chief Financial Officer from 1980 to May 1995. Mr. Pannier has been a Senior Vice President since 1980, and he has been employed by us for over 27 years.

ITEM 2. Properties

The following table sets forth information regarding our restaurant properties at January 31, 2000:

                                                              Land and    Land Leased     Land and
                                                              Building    And Building    Building
                                                               Owned         Owned         Leased     Total
-----------------------------------------------------------------------------------------------------------
CARL'S JR.:
  Company-operated                                               90           106            367        563
  Franchisee-operated(1)                                         13            11            112        136
  Third party-operated/vacant(2)                                  7             3             42         52
                                                              ---------------------------------------------
    Subtotal                                                    110           120            521        751
                                                              ---------------------------------------------
HARDEE'S:
  Company-operated                                              594           241            519      1,354
  Franchisee-operated(1)                                         57            34             65        156
  Third party-operated/vacant(2)                                 26            11             63        100
                                                              ---------------------------------------------
    Subtotal                                                    677           286            647      1,610
                                                              ---------------------------------------------
TACO BUENO:
  Company-operated                                               84            14             23        121
                                                              ---------------------------------------------
    Total                                                       871           420          1,191      2,482
                                                              ---------------------------------------------

(1) "Franchisee-operated" properties are those which we own or lease and lease or sublease to franchisee operators.

(2) "Third party-operated/vacant" are properties we own that are either operated by unaffiliated entities or are currently vacant.

       The terms of our leases or subleases vary in length expiring on various dates through 2062. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options. Our corporate headquarters and primary distribution center, located in Anaheim, California, are leased and contain approximately 78,000 and 102,000 square feet, respectively. We own Hardee's corporate facility in Rocky Mount, North Carolina.

ITEM 3. Legal Proceedings

We are from time to time the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us and our restaurants, regardless of whether such allegations are valid or whether we are liable. We are also the subject of complaints or allegations from employees, former employees and franchisees from time to time. We believe that the lawsuits, claims and other legal matters to which we have become subject in the course of our business are not material to our financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our financial condition and results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

                                                                              13
                                                                               -

PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters

Our common stock is listed on the New York Stock Exchange under the symbol "CKR". As of March 31, 2000, there were approximately 1,900 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock, as reported on the New York Stock Exchange Composite Tape:

                                                               High      Low
------------------------------------------------------------------------------
FISCAL 2000
  First Quarter                                               $26.56    $13.00
  Second Quarter                                               18.94     12.50
  Third Quarter                                                13.75      6.50
  Fourth Quarter                                                8.19      5.69
FISCAL 1999
  First Quarter                                               $41.65    $28.07
  Second Quarter                                               40.00     27.10
  Third Quarter                                                35.85     15.63
  Fourth Quarter                                               30.25     18.64

       The foregoing prices have been adjusted to give retroactive effect to a three-for-two stock split effected as a stock dividend in January 1997 and 10% stock dividends in February 1998 and January 1999.

       We have followed a policy of paying semiannual cash dividends, at the annual rate of $0.07 per share (adjusted to give retroactive effect to the stock split and stock dividends), during fiscal 1998 and 1999. During fiscal 2000, our Board of Directors increased the semi-annual dividend rate to $0.04 per share. On April 7, 2000, we declared a $0.04 dividend, which is payable on May 4, 2000 to holders of record on April 19, 2000. Continued payment of dividends on our common stock will depend upon our operating results, business requirements and financial condition, and such other factors that our Board of Directors considers relevant. Our senior credit facility and certain of our debt instruments impose limitations on the amount of dividends or other distributions that we may make on our common stock.

14
-

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

SELECTED FINANCIAL AND OPERATING DATA

-------------------------------------------------------------------------------------Fiscal-year-ended-or-as-of-January 31,(1)
(In thousands except per share amounts, restaurant counts, and percentages)     2000       1999(2)      1998(3)
-----------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
  Total revenues(5)                                                          $1,990,073   $1,892,044   $1,149,659
  Operating income                                                               47,869      168,220       86,191
  Interest expense                                                               63,283       43,453       16,914
  Net income (loss)(6)                                                          (29,117)      77,712       46,757
  Net income (loss) per share - diluted                                      $    (0.56)  $     1.45   $     0.97
  Weighted average shares outstanding - diluted                                  51,668       56,714       48,121
  Cash dividends paid per common share                                       $     0.08   $     0.07   $     0.07
  Ratio of earnings to fixed charges(7)                                            0.5x         2.8x         3.2x
CONSOLIDATED BALANCE SHEET DATA:
  Total assets                                                               $1,568,514   $1,496,914   $  957,144
  Total long-term debt and capital lease obligations, including current
    portion                                                                     741,419      625,393      216,905
  Stockholders' equity                                                       $  545,757   $  586,842   $  498,512

-----------------------------------------------------------------------------------Fiscal-year-ended-or-as-of-January 31,(1)
(In thousands except per share amounts, restaurant counts, and percentages)  1997(4)      1996
---------------------------------------------------------------------------  -------------------
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
  Total revenues(5)                                                          $613,380   $464,667
  Operating income                                                             44,139     27,000
  Interest expense                                                              9,877     10,004
  Net income (loss)(6)                                                         22,302     10,952
  Net income (loss) per share - diluted                                      $   0.61   $   0.33
  Weighted average shares outstanding - diluted                                36,603     33,611
  Cash dividends paid per common share                                       $   0.04   $   0.04
  Ratio of earnings to fixed charges(7)                                          2.9x       2.0x
CONSOLIDATED BALANCE SHEET DATA:
  Total assets                                                               $410,367   $248,009
  Total long-term debt and capital lease obligations, including current
    portion                                                                    86,993     82,423
  Stockholders' equity                                                       $214,804   $101,189

(1) Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2000 includes 53 weeks. Fiscal 1999, 1998, 1997 and 1996 include 52 weeks.

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

(5) Fiscal 2000, 1999, 1998 and 1997 include $104.7 million, $135.1 million,
    $195.2 million and $94.3 million, respectively, of revenues generated from other restaurant concepts we acquired during fiscal 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(6) Net income (loss) for fiscal 2000 and 1999 includes an extraordinary gain of $0.3 million and $3.3 million, respectively, net of applicable income tax expense, on early retirement of debt. Fiscal 2000 also includes charges of $80.3 million, or $49.3 million net of tax. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(7) For purposes of calculating the ratio of earnings to fixed charges (a) earnings represent income (loss) before income taxes and extraordinary item and fixed charges, and (b) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations, amortization of debt issuance costs and a portion of rental expense that is representative of the interest factor (deemed by us to be one-third).

                                                                              15
                                                                               -

                                                           Fiscal year ended January 31,(1)
--------------------------------------------------------------------------------------------------------------
                                         2000(2)       1999(2)         1998          1997            1996
--------------------------------------------------------------------------------------------------------------
CARL'S JR. RESTAURANTS
Restaurants open (at end of fiscal
  year):
  Company-operated                             563           539           443           415               394
  Franchised and licensed                      371           322           265           258               273
                                        ----------------------------------------------------------------------
      Total                                    934           861           708           673               667
                                        ----------------------------------------------------------------------
Systemwide restaurant revenues:
  Company-operated restaurants          $  613,155    $  535,038    $  488,495    $  443,304         $ 389,214
  Franchised and licensed restaurants      306,564       261,341       214,534       204,700           193,984
                                        ----------------------------------------------------------------------
      Total systemwide revenues         $  919,719    $  796,379    $  703,029    $  648,004         $ 583,198
                                        ----------------------------------------------------------------------
Average annual sales per company-
  operated restaurant(3)                $    1,086    $    1,185    $    1,157    $    1,114        $    1,006
Percentage increase (decrease) in
  comparable company-operated
  restaurant sales(4)                         (3.0)%         3.0%          4.8%         10.7%              4.4%
Company-operated restaurant-level
  operating margins                           22.8%         25.9%         24.2%         23.1%             21.3%

                                          Fiscal          Fiscal         28 weeks       28 weeks         Fiscal
                                        year ended      year ended         ended         ended         year ended
                                        January 31,     January 31,     January 31,     July 15,      December 31,
                                        2000(1)(2)     1999(1)(2)(5)    1998(2)(6)      1997(2)         1996(2)
-------------------------------------------------------------------------------------------------------------------
HARDEE'S RESTAURANTS(7)
Restaurants open (at end of period):
  Company-operated                           1,354            1,403            863            782               808
  Franchised and licensed                    1,434            1,401          2,175          2,329             2,417
                                        ---------------------------------------------------------------------------
      Total                                  2,788            2,804          3,038          3,111             3,225
                                        ---------------------------------------------------------------------------
Systemwide restaurant revenues:
  Company-operated restaurants          $1,096,805       $1,063,075     $  339,942     $  346,481         $ 645,409
  Franchised and licensed restaurants    1,219,229        1,412,929      1,123,034      1,152,442         2,350,733
                                        ---------------------------------------------------------------------------
      Total systemwide revenues         $2,316,034       $2,476,004     $1,462,976     $1,498,923        $2,996,142
                                        ---------------------------------------------------------------------------
Average annual sales per company-
  operated restaurant(3)                $      769       $      793     $      803     $      831        $      848
Percentage decrease in comparable
  company-operated restaurant sales(4)        (5.0)%           (7.5)%         (7.2)%         (0.4)%            (4.4)%
Company-operated restaurant-level
  operating margins(8)                         9.7%            16.7%          12.9%           7.8%              6.2%

(1) Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2000 includes 53 weeks. Fiscal 1999, 1998, 1997 and 1996 include 52 weeks.

(2) The Hardee's-to-Carl's Jr. converted restaurants operating in Oklahoma, Kansas and Texas are included in the number of Carl's Jr. restaurants open at January 31, 2000 and 1999. The operating results of these restaurants, however, are included in the Carl's Jr. financial information beginning in fiscal 2000. In fiscal 1999 and prior, these operating results are included as part of Hardee's financial results. There were 63 company-operated and nine franchised restaurants open during fiscal 1999 and 64 company-operated and eight franchised restaurants open during fiscal 2000 in these markets. Carl's Jr.'s average annual sales per company-operated restaurant, percentage decrease in comparable company-operated restaurant sales and company-operated restaurant-level margins were, $1,150, (2.1%) and 24.1%, respectively, in fiscal 2000 excluding the Hardee's-to-Carl's Jr. converted restaurants.

16
-

(3) Calculated on a 52- or 53-week trailing basis for all years presented.

(4) Includes only restaurants open throughout the full years being compared.

(5) Fiscal 1999 includes operating results of FEI from and after April 1, 1998.

(6) Includes results of operations for Hardee's from and after July 15, 1997.

(7) Except as otherwise noted, company-operated Hardee's restaurant data for the fiscal year ending December 31, 1996 and for the 28 weeks ended July 15, 1997 excludes the results of Hardee's restaurants sold or closed prior to December 31, 1996 and July 15, 1997, respectively.

(8) Restaurant-level margins for Hardee's in fiscal 2000 were 13.6% after excluding a $42.0 million store closure reserve and asset impairment charge recorded in the fourth quarter of fiscal 2000.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes and "Selected Financial and Operating Data" included elsewhere in this Form 10-K.

OVERVIEW
We are a leading nationwide owner, operator and franchisor of quick-service restaurants, operating principally under the Carl's Jr., Taco Bueno and Hardee's brand names. Based on domestic systemwide sales, our Hardee's and Carl's Jr. chains are the fourth and seventh largest quick-service hamburger restaurant chains in the United States, respectively. As of January 31, 2000, the Carl's Jr. system included 934 restaurants, of which we operated 563 restaurants and our franchisees and licensees operated 371 restaurants. The Carl's Jr. restaurants are located in the Western United States, predominantly in California. As of January 31, 2000, the Hardee's system consisted of 2,788 restaurants, of which we operated 1,354 restaurants and our franchisees and licensees operated 1,434 restaurants. Hardee's are located throughout the Eastern and Midwestern United States, predominantly in the Southeast. As of January 31, 2000, our Taco Bueno chain consisted of 122 quick-service Mexican restaurants in Texas and Oklahoma, of which 121 were operated by us and one was operated by a licensee.

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

FACTORS AFFECTING COMPARABILITY OF FISCAL YEARS 2000, 1999 AND 1998
Our fiscal year results in a fifty-third week every five or six years. Fiscal 2000 includes 53 weeks of operations. Fiscal 1999 and 1998 include 52 weeks of operations.

       In the fourth quarter of fiscal 2000, we recorded pre-tax charges of $80.3 million ($49.3 million after-tax). These charges consisted of: (a) establishing a $16.3 million store closure reserve and recording a $25.7 million asset impairment charge for 105 Hardee's restaurants which we plan on closing within the next 12 months; (b) recording an impairment charge and equity losses of $37.3 million to write-down our various long-term investments in other restaurant concepts to fair market value; (c) recording $2.1 million of restructuring charges in connection with consolidating certain administrative functions from Rocky Mount, North Carolina, to Anaheim, California; (d) writing-off $3.6 million of deferred financing costs as a result of a commitment decrease in our senior credit facility; (e) writing-off $2.6 million of Year 2000 ("Y2K") costs associated with restaurant computer systems; (f) writing-off $6.6 million of capitalized software development that will not be utilized; (g) recording an additional $1.7 million in vacation expense in connection with a change in vacation policy; (h) recording a gain on the sale of Carl's Jr. and Hardee's restaurants of $19.5 million and (i) other miscellaneous net adjustments of $3.9 million.

       During fiscal 1999, we recorded a $15.0 million charge to write-down our investment in Boston West and recognized a gain of $10.3 million on the sale of our Star Buffet, Inc. ("Star Buffet") investment. In addition, in fiscal

                                                                              17
                                                                               -

1999, we reversed approximately $9.7 million of allowances for certain Hardee's franchisee note receivables as the previously established amounts proved to be unnecessary.

       We currently operate 64 Hardee's-to-Carl's Jr. converted restaurants in Texas, Oklahoma and Kansas and our franchisees operate eight Hardee's-to-Carl's Jr. converted restaurants in Oklahoma. Operating results for these restaurants for fiscal 2000 are included in the Carl's Jr. financial information. In fiscal 1999 and prior, these restaurants' operating results are included in the Hardee's financial information.

       We believe our acquisitions of Hardee's in July 1997 and FEI in April 1998 allowed us to significantly expand the scope of our operations and to become one of the leading nationwide operators of quick-service hamburger restaurants. Because of the significant effect of the acquisitions of Hardee's and FEI on our results of operations, our historical results of operations and year-to-year comparisons will not be indicative of future results and may not be meaningful. Operating results of Hardee's and FEI are included in our results of operations from July 15, 1997 and April 1, 1998, respectively. We acquired Taco Bueno and certain other restaurant concepts in fiscal 1997, and our results of operations for fiscal 2000, 1999 and 1998 include $104.7 million, $135.1 million and $195.2 million, respectively, of revenues generated by these restaurants.

RESULTS OF OPERATIONS
The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in our consolidated statements of operations for the years indicated:

                                                               Fiscal year ended January 31,
---------------------------------------------------------------------------------------------
                                                               2000        1999        1998
---------------------------------------------------------------------------------------------
Revenues:
  Company-operated restaurants                                  91.2%       91.6%       88.9%
  Franchised and licensed restaurants and other                  8.8         8.4        11.1
                                                                 ----------------------------
      Total revenues                                           100.0%      100.0%      100.0%
                                                                 ----------------------------
Operating costs and expenses:
  Restaurant operations(1):
    Food and packaging                                          30.5%       30.0%       30.7%
    Payroll and other employee benefits                         31.2        30.9        30.5
    Occupancy and other operating expenses                      21.1        19.5        20.2
    Store closure expense and provision for asset impairment     2.3          --          --
                                                                 ----------------------------
                                                                85.1        80.4        81.4
  Franchised and licensed restaurants and other(2)              73.1        67.0        73.8
  Advertising expenses(1)                                        6.7         6.1         5.7
  General and administrative expenses                            7.4         6.3         6.9
Operating income                                                 2.4         8.9         7.5
Interest expense                                                (3.2)       (2.3)       (1.5)
Other income (expense), net                                     (1.6)         --         0.7
                                                                 ----------------------------
Income (loss) before income taxes and extraordinary item        (2.4)        6.6         6.7
Income tax expense (benefit)                                    (0.9)        2.7         2.6
                                                                 ----------------------------
Income (loss) before extraordinary item                         (1.5)        3.9         4.1
Extraordinary item - gain on early retirement of debt            0.0         0.2          --
                                                                 ----------------------------
Net income (loss)                                               (1.5)%       4.1%        4.1%
                                                                 ----------------------------

(1) As a percentage of revenues from company-operated restaurants.

(2) As a percentage of revenues from franchised and licensed restaurants and other.

18
-

FISCAL 2000 COMPARED WITH FISCAL 1999 AND FISCAL 1999 COMPARED WITH FISCAL 1998

REVENUES
Company-operated Restaurants. Revenues from company-operated restaurants increased $82.5 million or 4.8% to $1.815 billion in fiscal 2000 as compared with fiscal 1999. A large part of this increase in revenues is the inclusion in fiscal 2000 of an extra week of operating results as compared with fiscal 1999. Carl's Jr., Hardee's and Taco Bueno company-operated restaurant revenues for the year accounted for sales increases of $78.1 million, $33.7 million and $10.8 million, respectively, offset in part by the decrease in revenues from our JB's Restaurants and Galaxy Diner restaurants which were sold to SBRG in September 1998. Same-store sales for our company-operated Carl's Jr. restaurants decreased 3.0% for fiscal 2000, but were positive 0.6% for the fourth quarter of fiscal 2000. Our company-operated Hardee's restaurants experienced a same-store sales decrease of 5.0%, while same-store sales for our company-operated Taco Bueno restaurants increased 7.1%, marking the fifth consecutive annual increase in same-store sales.

       We believe that the increase in revenue from our company-operated Carl's Jr. restaurants can be primarily attributed to an increase in the number of restaurants open and operating in fiscal 2000, as compared with fiscal 1999, offset in part by the decline in same-store sales, the continuation of our conversion of existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, the addition of several new sandwiches, including the $0.99 Spicy Chicken Sandwich, the Sourdough Bacon Cheeseburger and the Sourdough Breakfast Sandwich, and the inclusion of $39.2 million of revenue from the Hardee's-to-Carl's Jr. converted restaurants in fiscal 2000 that had been included in the Hardee's results of operations in fiscal 1999. Taco Bueno's increase in revenues is primarily attributable to the addition of 12 new Taco Bueno restaurants open and operating in fiscal 2000 and the image enhancement program for the chain, which began in fiscal 1999. The revenue increase from our Hardee's restaurants was driven by including a full year of operations of the FEI restaurants and other franchised restaurants acquired during fiscal 1999, offset, in part, by the revenues from the Hardee's-to-Carl's Jr. restaurants that were included in Hardee's results for fiscal 1999, but are reflected in Carl's Jr. results of operations beginning in fiscal 2000. We attribute much of the decrease in same-store sales at Hardee's to our previous advertising strategy, which was not successful in promoting the Hardee's brand. The harsh weather experienced in the Southeast during the third quarter of fiscal 2000, including the effects of Hurricane Floyd, and the January storms in the Southeast during fourth quarter were also contributing factors. Average unit volumes at our company-operated Carl's Jr. and Hardee's restaurants ended the fiscal year at $1,086,000 and $769,000, respectively. Average unit volumes at our company-operated Taco Bueno restaurants continue to rise and increased 8% to $807,000 as of fiscal 2000 year-end.

       Revenues from company-operated restaurants increased $709.8 million or 69.4% to $1.732 billion in fiscal 1999 as compared with fiscal 1998. Carl's Jr. company-operated restaurant revenues for the year accounted for sales increases of $46.5 million. Our Hardee's and Taco Bueno restaurants contributed $723.1 million and $7.2 million, respectively, to the increase. Partially offsetting these increases was the decrease in revenues from our HomeTown Buffet and Casa Bonita concepts, which were disposed of in connection with the initial public offering of Star Buffet in September 1997, and our JB's Restaurants and Galaxy Diner restaurants which were sold to SBRG in September 1998. On a same-store sales basis, our Carl's Jr. sales increased 3.0%, and our Taco Bueno sales increased 7.3%, marking the fourth consecutive annual increase in same-store sales for both chains. Same-store sales for our company-operated Hardee's restaurants decreased 7.5%. The overall increase in revenues from company-operated Carl's Jr. restaurants was primarily the result of our continued focus on promoting great-tasting new and existing food products through increased advertising, the continuation of our conversion of existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, the image enhancement of our restaurants through a chain-wide remodeling program which was completed in December 1997, and an increase in the number of company-operated restaurants in operation in fiscal 1999 as compared with fiscal 1998. Taco Bueno's increase in revenues is due in part to a new advertising campaign, which also focuses on great-tasting food products, and the system-wide installation of new menu boards and all-you-can-drink beverage bars. In fiscal 1999, we also began an image enhancement program for our Taco Bueno restaurants and are focusing on real estate that is better located and more heavily trafficked than the properties previously targeted for new Taco Bueno restaurants. The revenue increase from our Hardee's restaurants was also driven by including a full year of operations of the restaurants initially acquired in July 1997 and by our acquisitions of FEI and other franchised restaurants during fiscal 1999. We attribute much of the decrease in same-store sales at Hardee's to menu deletions, as well as our discontinuation of promotional discounting and monthly new product introductions. The particularly harsh weather experienced in the Southeast and Midwest during the fourth quarter of fiscal 1999 was also a contributing factor.

       Franchised and Licensed Restaurants. Our revenues from franchised and licensed restaurants for fiscal 2000 increased $15.6 million, or 9.7%, to $175.4 million over fiscal 1999. This revenue increase was mainly due to increased royalties from, and food purchases by, Carl's Jr. franchisees and licensees as a result of an increase in the number of

                                                                              19
                                                                               -

Carl's Jr. franchised restaurants operating in fiscal 2000 as compared with fiscal 1999 and an increase in equipment sales to Hardee's franchisees in connection with the remodeling of Hardee's restaurants to the Star Hardee's format. Also contributing to the increase was the inclusion of $2.0 million in franchise fees from the sale of company-operated Carl's Jr. and Hardee's restaurants to franchisees in fiscal 2000. Offsetting this increase in part was the loss of royalty revenue from our JB's franchised restaurants, which were sold to SBRG in September 1998. Our revenues from franchised and licensed restaurants for fiscal 1999 increased $32.6 million, or 25.6%, to $159.8 million over fiscal 1998. This increase is principally due to the addition of a full year of royalties earned by Hardee's franchise system and a full year of equipment sales to Hardee's franchisees, offset in part by the conversion of certain Hardee's franchised restaurants into company-operated restaurants, including our purchase of FEI in April 1998. A large part of the increase can also be attributed to increased royalties from, and food purchases by, Carl's Jr. franchisees and licensees as a result of higher sales volume at franchised and licensed Carl's Jr. restaurants and the increase in the number of Carl's Jr. franchised restaurants operating in fiscal 1999 as compared with fiscal 1998.

OPERATING COSTS AND EXPENSES
Restaurant Operations. Restaurant-level operating margins of our consolidated restaurant operations decreased in fiscal 2000 by 4.7% to 14.9% as compared with fiscal 1999, primarily as a result of establishing a $42.0 million store closure reserve and asset impairment charge for 105 of our Hardee's restaurants which we plan to close within the next 12 months. Depreciation and amortization expense also increased in fiscal 2000 as a result of new unit development of our Carl's Jr. and Taco Bueno chains, restaurant remodels at Hardee's and Taco Bueno and upgrades to our computer systems and applications in connection with our effort to fully integrate our recent restaurant acquisitions. Excluding the expense relating to the Hardee's store closure reserve and asset impairment charge, consolidated restaurant-level margins would have been 17.2% for fiscal 2000. Consolidated restaurant-level margins increased in fiscal 1999 by 1.0% to 19.6% as compared with fiscal 1998, primarily reflecting the improvement in operating margins at each of our three core concepts and the disposal of our remaining higher-cost family-style restaurant concepts in the third quarter of fiscal 1999.

       Combined pressures in commodity costs, labor costs, the introduction of the lower-priced product offerings and increased depreciation expense as a result of the 49 new Carl's Jr. restaurants opened in fiscal 2000 all contributed to the decrease in the chain's restaurant-level margins in fiscal 2000 to 22.8% as a percentage of revenues from company-operated restaurants from 25.9% in fiscal 1999 and 24.2% in fiscal 1998. Excluding the operating results of the Hardee's-to-Carl's Jr. conversion restaurants which were included in Hardee's operating results prior to fiscal 2000, Carl's Jr. restaurant-level operating margins for fiscal 2000 were 24.1%. The increase in operating margins in fiscal 1999 over fiscal 1998 reflects our increased purchasing synergies for food and paper, improved labor productivity and reduced workers' compensation costs.

       Our Carl's Jr. food and packaging costs as a percentage of company-operated revenues increased 0.4% to 29.2% in fiscal 2000 following a decrease of 1.1% in fiscal 1999 as compared with fiscal 1998. Increased commodity prices for beef and cheese as well as a shift in the product mix resulting from high sales levels of the $0.99 Spicy Chicken Sandwich, which was introduced in the third quarter of fiscal 2000, contributed to the increase in food and paper costs. During fiscal 1999 food costs decreased due to the purchasing economies our Carl's Jr. chain achieved as a result of the consolidated buying power directly realized from our addition of other restaurant concepts, partially offset by increased pressure from commodity prices and a change in the product mix as a result of the promotion of larger, more expensive sandwiches such as the Charbroiled Sirloin Steak Sandwich, which was introduced in the fourth quarter of fiscal 1998.

       Payroll and other employee benefits for our Carl's Jr. restaurants increased 1.2% to 27.0% as a percentage of company-operated revenues in fiscal 2000 from a fairly consistent level in prior years of 25.8% and 25.7% for fiscal 1999 and 1998, respectively. The overall tighter labor market has impacted our average hourly wage rate and increased competitive pressures in attracting and retaining qualified employees. The increase in the number of our Carl's Jr./Green Burrito dual-brand restaurants also contributed to the rise in payroll and employee benefit costs due to the more labor intensive nature of the Green Burrito system. Further, we made a conscious decision to add additional employee hours to improve guest service at the restaurants. During fiscal 1999, the September 1997 federal and March 1998 California minimum wage increases contributed to the rise in payroll and employee benefit costs. Offsetting the impact of these partial year increases was the savings resulting from the continuation of labor productivity programs implemented in prior fiscal years to decrease costs further and improve direct labor efficiencies.

       Carl's Jr. occupancy and other operating expenses, as a percentage of revenues from company-operated Carl's Jr. restaurants, were 21.0%, 19.5%, and 20.2% in fiscal 2000, 1999, and 1998, respectively. The increase in fiscal

20
-

2000 was largely a result of additional depreciation expense on the new units built during fiscal 2000 and increased repair and maintenance expense at the restaurants as the number of years grows since our last remodel program. Also increasing occupancy and other operating expenses as a percentage of revenues is the inclusion in fiscal 2000 of the Hardee's-to-Carl's converted restaurants. These restaurants' revenues are lower than the Carl's Jr. system, therefore fixed costs as a percentage of revenues are higher. The decrease in occupancy and other operating expenses as a percentage of company-operated restaurants in fiscal 1999, as compared with fiscal 1998, is largely due to our efforts to maintain costs at the prior fiscal year levels in conjunction with the fixed nature of the expenses and the increase in revenues in fiscal 1999.

       Hardee's company-operated restaurant-level margins for fiscal 2000, excluding the $42.0 million store closure reserve and asset impairment charge, were 13.6%, as compared with 16.7% in fiscal 1999 and 12.9% in fiscal 1998. Although Hardee's restaurant-level operating margins are substantially lower than our Carl's Jr. and Taco Bueno quick-service restaurant concepts and despite the decrease in restaurant-level margins from fiscal 1999, we have increased operating margins at Hardee's from 6.2% for those restaurants open and operating as of December 31, 1996, the year prior to our acquisition. We have accomplished this reduction of costs through many of the same cost-saving measures we implemented at our Carl's Jr. restaurants over the past four to five years, including: the introduction of the Carl's Jr. labor matrix to refine labor usage; a focus on safety and accident prevention as a method of lowering workers' compensation costs; the reduction of food waste and theft tolerance levels; and the use of purchasing synergies to lower food and paper costs. Additionally, the simplification of the Hardee's menu and conforming Hardee's depreciation policies also contributed to the increase in restaurant-level operating margins since we acquired it.

       Hardee's food and packaging costs as a percentage of company-operated revenues increased during fiscal 2000 by 0.8% to 31.4% and decreased 1.5% in fiscal 1999 as compared with fiscal 1998. This fiscal 2000 increase was due mainly to special promotional discounts and an increase in commodity prices. Partially offsetting the fiscal 2000 increase, and contributing to the decrease in fiscal 1999, were the effects of a reduction in food waste and theft tolerance levels and continued purchasing economies achieved as a result of our increased consolidated buying power.

       Payroll and other employee benefits, as a percentage of revenues from company-operated Hardee's restaurants, increased 0.3% to 33.5% in fiscal 2000 and decreased 2.2% in fiscal 1999 to 33.2% from fiscal 1998. This increase in payroll and other employee benefits in fiscal 2000 is primarily a result of the increased labor required in the remodeled Star Hardee's restaurants and higher average hourly wage rates as a result of a tighter labor market. The decrease in labor from fiscal 1998 to fiscal 1999 is mainly a result of the introduction of the Carl's Jr. labor matrix to refine labor usage and a focus on safety and accident prevention as a method of lowering workers' compensation costs.

       As a percentage of revenues from Hardee's company-operated restaurants, occupancy and other operating expenses increased 2.0% to 21.5% in fiscal 2000 over the fiscal 1999 and 1998 levels of 19.5% and 19.6%, respectively. The percentage increase in occupancy and other operating expenses in fiscal 2000 is due primarily to the fixed nature of the costs combined with a decrease in the same-store revenue base, as well as increased depreciation costs in connection with remodeling 387 restaurants to the Star Hardee's format during fiscal 2000.

       In the fourth quarter of fiscal 2000, we provided a store closure reserve at Hardee's of $16.3 million for 105 Hardee's restaurants that we plan on closing over the next 12 months. The store closure reserve represents a liability for the net present value of any remaining lease obligation after the expected closure dates, net of estimated sublease income, if any. Additionally, a related provision for asset impairment of $25.7 million was recorded to reduce the carrying amount of these restaurants' assets ($15.6 million) and goodwill ($10.1 million) to amounts projected to be recovered by the individual restaurants' operating cash flows over the restaurants' estimated remaining period of operation. The provision for restaurant asset impairment is net of amounts expected to be recovered, if any, from the sale of such assets upon the closure of the store.

       Taco Bueno's restaurant-level operating margins for fiscal 2000 were 24.5%, a decrease of 0.7% from fiscal 1999. In fiscal 1999, Taco Bueno's restaurant-level margins increased 0.6% to 25.2% from fiscal 1998. The decrease in fiscal 2000 was mainly a result of increases in commodity costs for meat and cheese, a change in packaging materials used and an increase in workers compensation costs as a result of a revaluation of our historical worker's compensation experience rating. These decreases in restaurant-level margins for fiscal 2000 were partially offset by a decrease in occupancy and operating expenses, which is due, in large part, to the fixed nature of these costs in combination with the increased revenue base at our Taco Bueno restaurants. The increase in fiscal 1999 over fiscal 1998 was primarily due to the fixed nature of occupancy and other operating expenses combined with an increase in revenues, as well as the savings achieved from implementing some of the same labor productivity programs successfully implemented at our Carl's Jr. restaurants in the past four to five years. Offsetting these benefits in fiscal 1999 was the negative impact of the

                                                                              21
                                                                               -

increased commodity costs for cheese and tomatoes and increased lease expense for the new point of sale equipment installed in all of our Taco Bueno restaurants.

       Franchised and Licensed Restaurants. Franchised and licensed restaurant and other costs increased 19.7% to $128.1 million in fiscal 2000 over fiscal 1999 and 14.1% to $107.0 million in fiscal 1999 over fiscal 1998. These increases are primarily due to increased food and other products purchased from us by Carl's Jr. franchisees and licensees and increased equipment purchases from us by Hardee's franchisees and licensees. As a percentage of revenues from franchised and licensed restaurants, these costs increased 6.1% in fiscal 2000 and decreased 6.8% in fiscal 1999, as compared with fiscal 1999 and 1998, respectively. While royalties from Hardee's franchised and licensed restaurants decreased during fiscal 2000 as a result of the repurchase of several of Hardee's franchised restaurants including FEI, revenues from equipment sales to Hardee's franchised and licensed restaurants increased. The cost structure associated with equipment sales is much higher than that associated with the royalty stream of income. While Carl's Jr. earns its income from both royalties paid and food purchases by franchisees, Hardee's earns a higher percentage of its franchised restaurant revenue from royalties paid because its franchisees purchase food, supplies and other products from independent vendors and distributors. As a result, the cost structure associated with the Hardee's franchise operations is substantially lower than that associated with the Carl's Jr. franchise operations. Consequently, these costs as a percentage of revenues from franchised and licensed restaurants decreased in fiscal 1999 as compared with fiscal 1998 due to including a full year of Hardee's operating results in fiscal 1999.

       Advertising Expenses. Advertising expenses increased $16.3 million in fiscal 2000 over fiscal 1999, and $47.0 million in fiscal 1999 over fiscal 1998, principally due to increased advertising support for Hardee's. Advertising has become increasingly important in the current competitive environment, and, as a result, advertising expenses have increased in terms of dollars spent and as a percentage of revenues in fiscal 2000 and 1999 as compared with the prior fiscal years.

       General and Administrative Expenses. General and administrative expenses increased $28.7 million to $147.4 million in fiscal 2000 over fiscal 1999 and $39.8 million to $118.7 million in fiscal 1999 over fiscal 1998. General and administrative expenses were 7.4%, 6.3% and 6.9% of total revenues in fiscal 2000, 1999, and 1998, respectively. This increase in general and administrative expenses in fiscal 2000 reflects the planned addition of regional general and administrative expenses in the FEI markets that did not exist in the prior year, including additional quality assurance and regional human resources support; higher training expenses for the accelerated Star Hardee's remodel rollout; a full year of FEI goodwill amortization expense; and an increase in information technology costs associated with the implementation of our new computer system. Also impacting general and administrative expenses in fiscal 2000 are $8.5 million of charges, including: (a) $2.1 million of restructuring charges in connection with consolidating certain administrative functions from Rocky Mount, North Carolina to Anaheim, California; (b) $2.6 million of Y2K expenses associated with restaurant computer systems; (c) $6.6 million in capitalized software development costs which were written-off because they will not be utilized; (d) $1.7 million in additional vacation expense in connection with a change in our vacation policy; (e) $2.8 gain on the sale of an aircraft that we acquired in connection with the original Hardee's acquisition; and (f) $1.7 million in other miscellaneous credits. After adjusting for these items, general and administrative expenses in fiscal 2000 were $138.9 million, or 7.0% of total revenues.

       On November 11, 1999, we announced that we would consolidate the majority of the corporate functions of our Hardee's subsidiary, located in Rocky Mount, North Carolina, within our corporate headquarters in Anaheim, California, creating a single support and administration center for our Carl's Jr., Hardee's and Taco Bueno restaurants. During the fourth quarter of fiscal 2000, we accrued $2.1 million of termination benefits for approximately 150 employees we will be laying-off between mid-January 2000 and August 2000. We paid $0.3 million to approximately 50 employees who were involuntarily terminated in January 2000. Such amounts were charged against the severance reserve which is included as part of other current liabilities.

       The increase in general and administrative expenses in fiscal 1999 in terms of dollars spent is primarily the result of the added expense of supporting Hardee's restaurant operations. General and administrative expenses also increased in fiscal 1999 due to recording incentive compensation accruals for regional restaurant management and selected corporate employees for improved operating performance. The decrease in general and administrative expenses as a percentage of total revenues in fiscal 1999 over fiscal 1998 also reflects the economies of scale we realized by absorbing certain costs associated with FEI into our existing infrastructure.

22
-

INTEREST EXPENSE
Interest expense for fiscal 2000 increased $19.8 million to $63.3 million as compared with fiscal 1999. The increase is due to higher levels of borrowings outstanding and an increase in interest rates under our senior credit facility, a full year of interest expense on our $159.2 million, 4.25% convertible subordinated notes in fiscal 2000 as compared with fiscal 1999, and the issuance of our $200.0 million, 9.125% senior subordinated notes in the first quarter of fiscal 2000, the net proceeds of which we used to pay down our senior credit facility which carried a lower rate of interest. Also increasing interest expense in fiscal 2000 was the write-off of $3.6 million of deferred financing costs associated with a commitment decrease in our senior credit facility. Interest expense for fiscal 1999 increased $26.5 million to $43.5 million as compared with fiscal 1998 due to higher levels of borrowings outstanding, including the issuance of our convertible subordinated notes in the first quarter of fiscal 1999, and the assumption of capital lease obligations as a result of the acquisitions of Hardee's in July 1997 and FEI in April 1998. As a result of the amendment to our senior credit facility subsequent to year-end, the applicable margin used to determine our interest rate payable on outstanding borrowings was increased. As such, we would expect to see our interest expense rise in future quarters even if our borrowings outstanding under our senior credit facility remain unchanged. However, we plan to mitigate the effect of higher interest rates by reducing outstanding borrowings with proceeds from sales of restaurants.

OTHER INCOME (EXPENSE), NET
Other income (expense), net, mainly consists of interest income, lease income, dividend income, gains and losses on sales of restaurants, income and loss on long-term investments, property management expenses and other non-recurring income and expenses. Other income (expense), net in fiscal 2000 was an expense of $32.0 million. In fiscal 2000, charges of $28.7 million were recorded during the fourth quarter. These charges include: (a) recording an impairment charge and equity losses of $37.3 million to write-down our investments in Checkers (which merged with Rally's in August 1999), SBRG, and Boston West to fair market value based upon our conclusion that these investments have experienced an other than temporary decline in value; (b) recording a gain on the sale of Carl's Jr. and Hardee's restaurants of $19.5 million; and (c) writing-off approximately $10.9 million of Hardee's acquisition-related assets which we believe to have no future benefit. Excluding these charges, other income (expense), net was an expense of $3.3 million, an increase of $2.6 million as compared with the fiscal 1999 expense of $0.7 million. The increase in expense in fiscal 2000, after adjusting for these charges, was largely due to a reduction in interest income as a result of our reduced note receivable from Checkers, the settlement of certain claims against us relating to our investment in Boston West and the recognition of lease income from Boston West in the prior year.

       Other income (expense), net decreased $8.0 million in fiscal 1999 over 1998. The decrease in fiscal 1999 was primarily due to a $15.0 million charge to our investment in Boston West, offset in part by a non-recurring gain of $10.3 million resulting from the disposition of our investment in Star Buffet. Decreases in lease, dividend and interest income, as well as larger losses recorded from our investment in Rally's have also contributed to the overall decrease in fiscal 1999.

EXTRAORDINARY ITEM
During the third quarter of fiscal 1999, our Board of Directors approved the buyback of up to $50.0 million aggregate principal amount of convertible subordinated notes. In fiscal 2000 and fiscal 1999, we repurchased $3.0 million and $35.0 million, respectively, of such notes for $2.5 million and $28.8 million in cash, respectively, including accrued interest thereon. In connection with this repurchase, we recognized an extraordinary gain on the early retirement of debt of $0.3 and $3.3 million, net of applicable income taxes of $0.2 million and $2.1 million for fiscal 2000 and 1999, respectively.

IMPACT OF INFLATION
Inflation has an impact on food, construction, occupancy, labor and benefit costs, all of which can significantly affect our operations. Historically, we have been able to pass any higher costs due to these inflationary factors along to our customers because those factors have affected nearly all restaurant companies. During fiscal 2000, 1999, and 1998, however, we have emphasized cost controls rather than price increases, given the price competitiveness of the quick-service restaurant industry.

SEASONALITY
Our business is affected by seasonality. Average restaurant sales are normally higher in the summer months than during the winter months for each of our restaurant concepts. In comparison with our other restaurant concepts, the weather has a greater impact on average restaurant sales at our Hardee's restaurants, because a significant number of them are

                                                                              23
                                                                               -

located in rural areas that experience severe winter conditions without the benefit of municipal storm services typical of more urban areas.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $9.8 million to $36.5 million in fiscal 2000. In fiscal 2000, we generated cash flows from operating activities of $114.6 million, compared with $178.7 million in fiscal 1999. This decrease was mainly due to the continued decrease in same-store sales at our Hardee's restaurants, combined with a decreases in operating margins at all of our restaurant concepts and increased interest expense.

       Investing activities absorbed $216.2 million of our cash to fund capital additions of $263.6 million. Partially generating some of the funds necessary for these investments were the proceeds of $52.8 million from the sale of property and equipment to our franchisees and $7.7 million from collections on and sale of notes receivable, related party receivables and leases receivable.

       Financing activities provided us with $91.8 million in cash, primarily from a net increase of $116.6 million in long-term borrowings. Cash flows from operating and financing activities were mainly used to fund the remodeling of our Hardee's restaurants to the Star Hardee's format, to build new Carl's Jr. and Taco Bueno restaurants, to pay $10.8 million of deferred financing costs associated with the issuance of $200.0 million of senior subordinated notes, to repay $7.7 million in capital lease obligations, to purchase $10.4 million of our common stock and to pay dividends of $4.2 million. Exercises of stock options and the related tax benefit provided us with an additional $1.9 million.

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

       Borrowings under the senior credit facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions. We will be required to repay borrowings under the senior credit facility with the proceeds from (1) certain asset sales, (2) the issuance of certain equity securities, and (3) the issuance of additional indebtedness. Of the various options we have regarding interest rates, we have selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

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

       In November 1999, we amended our senior credit facility to modify certain of the covenants therein for the third and fourth quarters of fiscal 2000 and for future measurement periods. In addition, the revolving commitments under the senior credit facility were reduced to $400.0 million from $500.0 million and were to be further reduced by the first $75.0 million in proceeds from sales of restaurants. The final maturity date of February 2004 remained

24
-

unchanged; however, the applicable margin used to determine the interest rate payable on outstanding borrowings was increased and up to $200.0 million of revolving borrowings will be converted, subject to lender approvals, to term borrowings with an interest rate not subject to adjustment on the basis of certain financial ratios. The term loan component will provide for principle payments of $4.2 million each quarter, beginning in March 2001, with all remaining principle due on the maturity date.

       On April 26, 2000 we further amended our senior credit facility effective January 31, 2000, to amend certain of the covenants contained therein. The amended senior credit facility also provides that the revolving commitments thereunder shall be reduced by the first $100.0 million in net proceeds from sales of restaurants (as compared with $75.0 million in the November 1999 amendment) and 75% of the second $100.0 million in net proceeds from sales of restaurants, and by the entire net proceeds from the sale of any of our Carl's Jr. and Taco Bueno restaurants. The senior credit facility, as amended, prohibits us from purchasing shares of our common stock, purchasing our senior subordinated notes or convertible subordinated notes, from prepaying subordinated indebtedness and from increasing cash dividends paid from current levels. In addition, capital expenditures were reduced and construction of new restaurants is limited to construction already begun or committed to begin. The final maturity date still remains unchanged; however, the interest rate payable on outstanding borrowings was increased. Failure to complete an asset sale or sales aggregating $125.0 million in net proceeds by the end of October 2000 will result in a further increase in the interest rate until such sales are completed. We were in compliance as of January 31, 2000 with all of our covenants related to our senior credit facility, as amended.

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

       We intend to increase our proportion of franchised restaurants to company-operated restaurants. We are planning to sell up to 500 Hardee's restaurants to existing and new franchisees in fiscal 2001, which should generate proceeds of approximately $200.0 million. These sales contemplate additional development within the given markets and the related agreements will require that the Hardee's restaurants receive the Star Hardee's remodel. In almost all cases, these agreements require full royalties at four percent of net sales. The net proceeds from these asset sales will be used to repay outstanding borrowings under our senior credit facility.

       The quick-service restaurant business generally receives simultaneous cash payment for sales. We presently use the net cash flow from operations to repay outstanding indebtedness and to reinvest in long-term assets, primarily for the remodeling and construction of restaurants. Normal operating expenses for inventories and current liabilities generally carry longer payment terms (usually 15 to 30 days). As a result, we typically maintain current liabilities in excess of current assets.

       We believe that cash generated from our various restaurant concept operations, along with cash and cash equivalents on hand as of January 31, 2000, and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the foreseeable future. As of January 31, 2000, we had $57.5 million of borrowings available to us under our senior credit facility. If those sources of capital, together with net proceeds from sales of restaurants, are insufficient to satisfy our capital spending and working capital requirements, we may be required to sell additional restaurants or obtain additional credit facilities. In addition, substantially all of the real properties we own and use for our restaurant operations are unencumbered and could be used by us as collateral for additional debt financing or could be sold and subsequently leased back to us.

       In the event that our Hardee's restaurants do not show improvements in same-store sales or our Carl's Jr. restaurants were to experience declines in same-store sales, and if we are unable to generate proceeds from the sale of restaurants at prices and on terms sufficient to service our senior credit facility, we may need to refinance all or a portion of our indebtedness on or before maturity in order to avoid short and long-term liquidity shortage. The availability of capital resources will depend upon prevailing market conditions, interest rates and our then-existing financial position.

YEAR 2000
Our operational, information and financial systems successfully handled the transition into Year 2000. All restaurants were fully functional and open for business on January 1, 2000. No communication interruptions were identified with any third

                                                                              25
                                                                               -

party suppliers or vendors. Although no Y2K related problems are anticipated, we are continuing to monitor all systems throughout the first quarter of fiscal 2001.

       We are currently involved in a comprehensive program to upgrade computer systems and applications in connection with our effort to fully integrate our recent restaurant acquisitions. Total expenditures related to the upgrade of the information systems are expected to range from $30.0 to $40.0 million and will be capitalized or expensed in accordance with generally accepted accounting principles. Through January 31, 2000, we have capitalized approximately $22.9 million of internal staff costs and outside consulting and other expenditures related to this upgrade process. During fiscal 2000, we incurred $2.6 million in costs associated with making our Carl's Jr. and Taco Bueno restaurant computer systems Y2K compliant. These costs were included in general and administrative expenses. In addition, during the fourth quarter of fiscal 2000, we wrote-off $6.6 million of capitalized software development costs that we determined will not be utilized in the future.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
Our principal exposure to financial market risks is the impact that interest rate changes could have on our $400.0 million senior credit facility, of which $269.0 million remained outstanding as of January 31, 2000. Borrowings under our senior credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 7.5% in fiscal
2000). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $2.7 million in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility and assumes no change in the volume, index or composition of debt at January 31, 2000. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference to our Proxy Statement to be used in connection with our 2000 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2000. Information concerning the current executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. Executive Compensation

The information pertaining to executive compensation is hereby incorporated by reference to our Proxy Statement to be used in connection with our 2000 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2000.

26
-

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference to our Proxy Statement to be used in connection with our 2000 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2000.

ITEM 13. Certain Relationships and Related Transactions

The information pertaining to certain relationships and related transactions is hereby incorporated by reference to our Proxy Statement to be used in connection with our 2000 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2000.

                                                                              27
                                                                               -

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CKE RESTAURANTS, INC.

                                         By:    /s/ C. THOMAS THOMPSON

                                          --------------------------------------
                                                    C. Thomas Thompson
                                               Chief Executive Officer and
                                                        President

Date: April 28, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      Signature                                           Title                           Date
-------------------------------------------------------------------------------------------------------------------

               /s/ C. THOMAS THOMPSON                            Chief Executive Officer             April 28, 2000
-----------------------------------------------------                 and President
                 C. Thomas Thompson                           (Principal Executive Officer)

                 /s/ CARL A. STRUNK                             Executive Vice President,            April 28, 2000
-----------------------------------------------------            Chief Financial Officer
                   Carl A. Strunk                      (Principal Financial and Accounting Officer)

                /s/ BYRON ALLUMBAUGH                                     Director                    April 28, 2000
-----------------------------------------------------
                  Byron Allumbaugh

                   /s/ PETER CHURM                                       Director                    April 28, 2000
-----------------------------------------------------
                     Peter Churm

               /s/ WILLIAM P. FOLEY II                            Chairman of the Board              April 28, 2000
-----------------------------------------------------
                 William P. Foley II

                 /s/ CARL L. KARCHER                                     Director                    April 28, 2000
-----------------------------------------------------
                   Carl L. Karcher

                 /s/ CARL N. KARCHER                                     Director                    April 28, 2000
-----------------------------------------------------
                   Carl N. Karcher

                 /s/ DANIEL D. LANE                             Vice Chairman of the Board           April 28, 2000
-----------------------------------------------------
                   Daniel D. Lane

                 /s/ FRANK P. WILLEY                                     Director                    April 28, 2000
-----------------------------------------------------
                   Frank P. Willey

28
-

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                         Page
------------------------------------------------------------------------------
(a)(1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:
        Independent Auditors' Report                                      29
        Consolidated Balance Sheets - as of January 31, 2000 and          30
        1999
        Consolidated Statements of Operations - for the years ended       31
        January 31, 2000, 1999 and 1998
        Consolidated Statements of Stockholders' Equity - for the         32
        years ended January 31, 2000, 1999 and 1998
        Consolidated Statements of Cash Flows - for the years ended       33
        January 31, 2000, 1999 and 1998
        Notes to Consolidated Financial Statements                        34
(a)(2)  INDEX TO FINANCIAL STATEMENT SCHEDULES: Schedule                  54
        II - Valuation and Qualifying Accounts
        All other schedules are omitted since the required
        information is not present in amounts sufficient to require submission of the schedule, or because the information
        required is included in the consolidated financial
        statements or the notes thereto.
(a)(3)  EXHIBITS: An "Exhibit Index" has been filed as a part of this Form 10-K beginning on page 55 hereof and is
        incorporated herein by reference.
(b)     CURRENT REPORTS ON FORM 8-K:
        A Current Report on Form 8-K dated January 6, 2000, was
        filed during the fourth quarter of the fiscal year to report that on December 28, 1999, Howard Lester resigned as a
        member of the Company's Board of Directors.

                                                                              29
                                                                               -

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CKE RESTAURANTS, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated financial statements of CKE Restaurants, Inc. and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and Subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

KPMG LLP

Orange County, California
April 4, 2000, except as to
the eighth paragraph of
Note 9 which is as of
April 26, 2000

30
-

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                   (Dollars in thousands)                     January 31, 2000         1999
----------------------------------------------------------------------------------------------
ASSETS:

Current assets:
  Cash and cash equivalents                                   $         36,505      $   46,297
  Accounts receivable, net                                              42,928          46,820
  Related party receivables                                              5,006           1,474
  Inventories                                                           26,463          22,507
  Prepaid expenses                                                      14,717          12,349
  Other current assets                                                   2,454           4,845
----------------------------------------------------------------------------------------------
    Total current assets                                               128,073         134,292
Property and equipment, net                                          1,051,480         940,178
Property under capital leases, net                                      84,482          81,895
Long-term investments                                                    3,002          34,119
Notes receivable                                                         7,383           7,898
Related party receivables                                                  583           7,020
Deferred income taxes, net                                              15,006              --
Costs in excess of net assets acquired, net                            243,304         252,035
Other assets                                                            35,201          39,477
----------------------------------------------------------------------------------------------
                                                              $      1,568,514      $1,496,914
----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current portion of long-term debt                           $          5,532      $    4,273
  Current portion of capital lease obligations                           9,603           7,838
  Accounts payable                                                      99,204          88,462
  Other current liabilities                                             97,582         101,074
----------------------------------------------------------------------------------------------
    Total current liabilities                                          211,921         201,647
----------------------------------------------------------------------------------------------
Long-term debt                                                         274,996         360,684
Senior subordinated notes                                              200,000              --
Convertible subordinated notes                                         159,225         162,225
Capital lease obligations                                               92,063          90,373
Deferred income taxes, net                                                  --          15,029
Other long-term liabilities                                             84,552          80,114
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
    shares; none issued or outstanding                                      --              --
  Common stock, $.01 par value; authorized 100,000,000
    shares; issued and outstanding 52,086,421 shares and
    51,850,249 shares                                                      521             519
  Additional paid-in capital                                           383,016         380,423
  Retained earnings                                                    172,626         205,900
  Treasury stock at cost; 1,585,000 shares and 0 shares                (10,406)             --
----------------------------------------------------------------------------------------------
    Total stockholders' equity                                         545,757         586,842
----------------------------------------------------------------------------------------------
                                                              $      1,568,514      $1,496,914
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                              31
                                                                               -

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Fiscal year ended
----------------------------------------------------------------------------------------------------------
          (In thousands except per share amounts)             January 31, 2000       1999          1998
----------------------------------------------------------------------------------------------------------
Revenues:
  Company-operated restaurants                                $      1,814,695    $1,732,221    $1,022,453
  Franchised and licensed restaurants and other                        175,378       159,823       127,206
----------------------------------------------------------------------------------------------------------
    Total revenues                                                   1,990,073     1,892,044     1,149,659
----------------------------------------------------------------------------------------------------------
Operating costs and expenses:
  Restaurant operations:
    Food and packaging                                                 553,451       519,443       314,412
    Payroll and other employee benefits                                566,394       535,638       311,612
    Occupancy and other operating expenses                             383,144       337,668       206,436
    Store closure expense and provision for asset impairment            41,988            --            --
----------------------------------------------------------------------------------------------------------
                                                                     1,544,977     1,392,749       832,460
  Franchised and licensed restaurants and other                        128,128       107,019        93,773
  Advertising expenses                                                 121,727       105,397        58,383
  General and administrative expenses                                  147,372       118,659        78,852
----------------------------------------------------------------------------------------------------------
    Total operating costs and expenses                               1,942,204     1,723,824     1,063,468
----------------------------------------------------------------------------------------------------------
Operating income                                                        47,869       168,220        86,191
Interest expense                                                       (63,283)      (43,453)      (16,914)
Other income (expense), net                                            (32,046)         (670)        7,363
----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary item               (47,460)      124,097        76,640
Income tax expense (benefit)                                           (18,053)       49,645        29,883
----------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                                (29,407)       74,452        46,757
Extraordinary item - gain on early retirement of debt, net
  of applicable income taxes of $186 and $2,084                            290         3,260            --
----------------------------------------------------------------------------------------------------------
Net income (loss)                                             $        (29,117)   $   77,712    $   46,757
----------------------------------------------------------------------------------------------------------
Basic income (loss) per share before extraordinary item       $          (0.57)   $     1.44    $     1.00
Extraordinary item - gain on early retirement of debt, net
  of applicable income taxes - basic                                      0.01          0.07            --
----------------------------------------------------------------------------------------------------------
Net income (loss) per share - basic                           $          (0.56)   $     1.51    $     1.00
----------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - basic                             51,668        51,599        46,634
----------------------------------------------------------------------------------------------------------
Diluted income (loss) per share before extraordinary item     $          (0.57)   $     1.39    $     0.97
Extraordinary item - gain on early retirement of debt, net
  of applicable income taxes - diluted                                    0.01          0.06            --
----------------------------------------------------------------------------------------------------------
Net income (loss) per share - diluted                         $          (0.56)   $     1.45    $     0.97
----------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - diluted                           51,668        56,714        48,121
----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

32
-

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common Stock         Treasury Stock
                                -----------------------------------------   Additional                  Total
(In thousands except per share  Number of            Number of               Paid-In     Retained   Stockholders'
amounts)                         Shares     Amount    Shares      Amount     Capital     Earnings      Equity
-----------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 1997        40,195   $  402          --   $     --   $  126,209   $ 88,193   $     214,804
  Cash dividends ($.07 per
    share)                             --       --          --         --           --     (3,013)         (3,013)
  Exercise of stock options           594        6          --         --        3,786         --           3,792
  Purchase of Hardee's Green
    Bay, Inc.                         298        3          --         --        9,402         --           9,405
  Common stock offering, net       10,088      101          --         --      222,243         --         222,344
  Tax benefit associated with
    exercise of stock options          --       --          --         --        4,423         --           4,423
  Net income                           --       --          --         --           --     46,757          46,757
-----------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 1998        51,175      512          --         --      366,063    131,937         498,512
  Cash dividends ($.07 per
    share)                             --       --          --         --           --     (3,749)         (3,749)
  Exercise of stock options           624        6          --         --        6,068         --           6,074
  Repurchase of Hardee's
    franchised restaurants             51        1          --         --        1,662         --           1,663
  Tax benefit associated with
    exercise of stock options          --       --          --         --        6,630         --           6,630
  Net income                           --       --          --         --           --     77,712          77,712
-----------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 1999        51,850      519          --         --      380,423    205,900         586,842
  Cash dividends ($.08 per
    share)                             --       --          --         --           --     (4,157)         (4,157)
  Exercise of stock options           181        2          --         --        1,363         --           1,365
  Purchase of treasury shares          --       --      (1,585)   (10,406)          --         --         (10,406)
  Shares issued to third-party         55       --          --         --          722         --             722
  Tax benefit associated with
    exercise of stock options          --       --          --         --          508         --             508
  Net loss                             --       --          --         --           --    (29,117)        (29,117)
-----------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 2000        52,086   $  521      (1,585)  $(10,406)  $  383,016   $172,626   $     545,757
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                                                              33
                                                                               -

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Fiscal year ended
                                                              ------------------------------------------
--------------------------------------------------------------------------------------------------------
                   (Dollars in thousands)                     January 31, 2000      1999         1998
--------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:
Net income (loss)                                             $        (29,117)   $  77,712    $  46,757
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities, excluding the effect of
  acquisitions and dispositions:
  Extraordinary gain on early retirement of debt                          (476)      (5,344)          --
  Depreciation and amortization                                        104,450       77,119       46,402
  Provision for losses on accounts and notes receivable                  1,485       (5,497)       5,636
  (Gain) loss on sale of property and equipment and capital
    leases                                                             (16,922)       1,941        4,657
  Shares issued for litigation settlement                                  722           --           --
  Net non-cash charges                                                 105,601       15,000           --
  Net non-cash investment and dividend income                               --       (1,259)      (3,029)
  Deferred income taxes                                                (30,035)       9,038       12,889
  (Gain) loss on non-current asset and liability
    transactions                                                         4,744       (8,818)      (5,632)
  Net change in receivables, inventories, prepaid expenses
    and other current assets                                           (12,457)     (16,009)     (16,589)
  Net change in accounts payable and other current
    liabilities                                                        (13,406)      34,787      (18,955)
--------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                            114,589      178,670       72,136
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchases of:
  Property and equipment                                              (263,589)    (124,288)     (89,210)
  Long-term investments and marketable securities                           --          (27)     (14,687)
Proceeds from sale of:
  Marketable securities and long-term investments                           --       12,500          393
  Property and equipment                                                52,753       10,723        5,952
Increases in notes receivable and related party receivables             (5,544)      (2,930)        (200)
Collections on and sale of notes receivable, related party
  receivables and leases receivable                                      7,725        8,457        5,946
Net change in other assets                                              (5,012)       1,295       (1,674)
Acquisitions, net of cash acquired                                      (2,491)    (406,376)    (351,294)
Dispositions, net of cash surrendered                                       --          940       16,286
--------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                               (216,158)    (499,706)    (428,488)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net proceeds from common stock offering                                     --           --      222,344
Net change in bank overdraft                                            14,210      (13,809)       3,316
Short-term borrowings                                                       --           --       20,000
Repayments of short-term debt                                           (3,600)        (433)     (12,500)
Long-term borrowings                                                   467,500      530,095      131,489
Repayments of long-term debt                                          (350,853)    (151,650)     (20,570)
Repayments of capital lease obligations                                 (7,689)      (8,698)      (4,956)
Deferred financing costs                                               (10,759)     (10,384)      (4,426)
Net change in other long-term liabilities                               (4,342)     (16,901)         281
Payment of dividends                                                    (4,157)      (3,749)      (3,013)
Purchase of treasury stock                                             (10,406)          --           --
Exercise of stock options                                                1,365        6,074        3,792
Tax benefit associated with the exercise of stock options                  508        6,630        4,423
--------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                             91,777      337,175      340,180
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    (9,792)      16,139      (16,172)
Cash and cash equivalents at beginning of year                          46,297       30,158       46,330
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $         36,505    $  46,297    $  30,158
--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

34
-

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

Description of Business
CKE Restaurants, Inc. ("CKE" or the "Company") owns, operates, franchises and licenses the Carl's Jr., Hardee's and Taco Bueno quick-service restaurant concepts. As of January 31, 2000, the Carl's Jr. system included 934 restaurants, of which 563 were operated by the Company and 371 were operated by the Company's franchisees and licensees. Carl's Jr. restaurants are located in the Western United States, predominantly in California. As of January 31, 2000, the Company's Hardee's system included 2,788 restaurants, of which 1,354 were operated by the Company and 1,434 were operated by the Company's franchisees and licensees. Hardee's restaurants are located throughout the Eastern and Midwestern United States, predominantly in the Southeast. As of January 31, 2000, the Company also operated a total of 142 other restaurants, including 121 Taco Bueno quick-service Mexican restaurants in Texas and Oklahoma.

Basis of Presentation and Fiscal Year
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated. The Company's fiscal year is 52 or 53 weeks, ending the last Monday in January each year. Fiscal year 2000 included 53 weeks of operations. Fiscal years 1999 and 1998 each included 52 weeks of operations. For clarity of presentation, the Company has described all years presented as if the fiscal year ended January 31.

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

                                                                              35
                                                                               -

Restaurant Operating Agreement
The Company and Rally's Hamburgers, Inc. ("Rally's") entered into an operating agreement, effective in July 1996, whereby the Company began operating 28 Rally's-owned restaurants located in California and Arizona. Rally's retains ownership of the restaurants' assets and receives a percentage of the restaurants' sales. The Company's results of operations include the revenue and expenses of these Rally's restaurants. As of January 31, 2000, the Company operated 21 Rally's restaurants under this operating agreement.

Property and Equipment
Property and equipment are recorded at cost, less depreciation and amortization. Depreciation is computed using the straight-line method based on the assets' estimated useful lives, which range from three to 40 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the related lease terms.

Impairment of Long-Lived Assets
The Company assesses certain long-lived assets for possible impairment when events or circumstances indicate carrying amounts may not be recoverable. Losses are recognized when the carrying value exceeds the total estimated undiscounted cash flows expected to be generated over the assets' estimated life.

       In connection with the Company's decision to close 105 Hardee's restaurants over the next fiscal year, the Company performed an impairment evaluation of these restaurants' underlying assets and goodwill during the fourth quarter of fiscal 2000. A resulting provision for asset impairment of $25.7 million was recorded to reduce the carrying amount of the restaurants' assets ($15.6 million) and goodwill ($10.1 million) to amounts projected to be recovered by the individual restaurants' operating cash flows over the stores estimated remaining period of operation. The provision for restaurant asset impairment is net of amounts expected to be recovered, if any, from the sale of such assets upon the closure of the store.

       The costs in excess of net assets acquired are amortized on a straight-line basis, principally over 40 years. The Company periodically reviews the costs in excess of net assets acquired for impairment. Accumulated amortization of costs in excess of net assets acquired was $17.0 million and $9.8 million at January 31, 2000 and 1999, respectively.

Store Closure Costs
During the fourth quarter of fiscal 2000, the Company recorded a store closure reserve at Hardee's of $16.3 million for 105 Hardee's restaurants to be closed over the next fiscal year. The store closure reserve represents a liability for the net present value of any remaining lease obligations after the expected closure dates, net of estimated sublease income, if any.

Advertising
Production costs of commercials and programming are charged to operations when first aired. The costs of other advertising, promotion and marketing programs are charged to operations when incurred.

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

36
-

       All data with respect to earnings (loss) per share, dividends per share and share information, including price per share where applicable, in the consolidated financial statements and notes to consolidated financial statements are retroactively adjusted to reflect the stock dividends.

Earnings (Loss) per Share
The Company presents "basic" earnings (loss) per share which represents net earnings divided by the weighted average shares outstanding excluding all common stock equivalents and "diluted" earnings (loss) per share reflecting the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings (loss) per share:

(In thousands, except per share amounts)                        2000       1999       1998
--------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) before extraordinary item                       $(29,407)   $74,452    $46,757
Extraordinary item - gain on early retirement of debt, net
  of applicable income taxes                                       290      3,260         --
                                                              ------------------------------
Net income (loss)                                             $(29,117)   $77,712    $46,757
                                                              ------------------------------
Weighted average number of common shares outstanding during
  the year                                                      52,010     51,599     46,634
  Purchase of treasury shares                                     (342)        --         --
                                                              ------------------------------
                                                                51,668     51,599     46,634
                                                              ------------------------------
Basic income (loss) per share before extraordinary item       $  (0.57)   $  1.44    $  1.00
Extraordinary item - gain on early retirement of debt, net
  of applicable income taxes - basic                              0.01       0.07         --
                                                              ------------------------------
Basic net income (loss) per share                             $  (0.56)   $  1.51    $  1.00
                                                              ------------------------------

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) before extraordinary item                       $(29,407)   $74,452    $46,757
Interest expense and amortization of debt issuance costs,
  net of income tax effect, applicable to convertible
  subordinated notes                                                --      4,635         --
                                                              ------------------------------
Income (loss) before extraordinary item                        (29,407)    79,087     46,757
Extraordinary item - again on early retirement of debt, net
  of applicable income taxes                                       290      3,260         --
                                                              ------------------------------
Net income (loss)                                             $(29,117)   $82,347    $46,757
                                                              ------------------------------
Weighted average number of common shares outstanding during
  the year                                                      52,010     51,599     46,634
  Incremental common shares attributable to:
    Exercise of stock options                                       --      1,336      1,487
    Issuance of convertible subordinated notes                      --      3,779         --
    Purchase of treasury shares                                   (342)        --         --
                                                              ------------------------------
                                                                51,668     56,714     48,121
                                                              ------------------------------
Diluted income (loss) per common share before extraordinary
  item                                                        $  (0.57)   $  1.39    $  0.97
Extraordinary item - gain on early retirement of debt, net
  of applicable income taxes - diluted                            0.01       0.06         --
                                                              ------------------------------
Diluted net income (loss) per share                           $  (0.56)   $  1.45    $  0.97
                                                              ------------------------------

       In fiscal 2000, 1999 and 1998, 6.2 million, 4.0 million and 3.6 million shares, respectively, relating to the possible exercise of outstanding stock options and in fiscal 2000, 3.6 million shares issuable upon conversion of convertible subordinated notes, were not included in the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive.

                                                                              37
                                                                               -

Comprehensive Income
The Company did not have any other comprehensive income items requiring reporting under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".

Segment Information
The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in fiscal 1999. SFAS 131 establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. Adoption of SFAS 131 changed the disclosure of segment information presented in Note 18.

Reclassifications
Prior year amounts in the accompanying consolidated financial statements are reclassified to conform with current year presentation.

NOTE 2 - ACQUISITIONS

On April 1, 1998, the Company acquired Flagstar Enterprises, Inc. ("FEI"), the largest franchisee in the Hardee's system, previously operating 557 Hardee's restaurants located primarily in the Southeastern United States. The Company acquired all issued and outstanding shares of common stock of FEI from Advantica Restaurant Group, Inc. ("Advantica") for cash consideration of $380.6 million (which includes miscellaneous expenses paid to Advantica) and the assumption of approximately $45.6 million in capital lease obligations. The Company used the majority of the net proceeds from the issuance of $197.2 million of convertible subordinated notes together with borrowings of $213.2 million under its senior credit facility to finance the acquisition (see Note 9).

       On July 15, 1997, the Company acquired Hardee's, the operator and franchisor of the Hardee's quick-service hamburger restaurant concept. The Company acquired all of the issued and outstanding shares of Hardee's for cash consideration of $335.0 million, including a $8.0 million purchase price adjustment paid to Imasco Holdings, Inc. in fiscal 2000. The Company used the net proceeds from the sale of 10,088,375 shares of the Company's common stock to the public of $222.3 million (see Note 11) in conjunction with borrowings of $133.9 million under the Company's senior credit facility (see Note 9) to finance the acquisition.

       After the acquisition of Summit Family Restaurants, Inc. ("Summit") in fiscal 1997, the Company determined that its principal focus was on the quick-service segment of the restaurant industry as opposed to the family-dining segment. Accordingly, in September 1997, the Company transferred Summit's JB's Restaurants and Galaxy Diner assets to a newly formed subsidiary, JB's Family Restaurants, Inc. ("JB's"). The Company then contributed its remaining interest in Summit, whose principal remaining asset was a subsidiary which operated 16 HomeTown Buffet restaurants, and its two Casa Bonita restaurants to Star Buffet, Inc. ("Star Buffet"). The Company subsequently participated in the initial public offering of Star Buffet (see Note 6). In September 1998, the Company completed two additional transactions which resulted in the disposition of JB's (see Note 6).

       The assets acquired under the purchase method of accounting, including the costs in excess of net assets acquired, and liabilities assumed in the acquisitions of FEI and Hardee's are as follows:

(Dollars in thousands)                                          FEI       Hardee's
-----------------------------------------------------------------------------------
Tangible assets acquired at fair value                        $319,603    $ 417,835
Costs in excess of net assets acquired                         150,442       67,284
Liabilities assumed at fair value                              (89,408)    (150,135)
                                                              ---------------------
  Total purchase price                                        $380,637    $ 334,984
                                                              ---------------------

38
-

       Selected unaudited pro forma combined results of operations for the year ended January 31, 1999, assuming the FEI and Hardee's acquisitions occurred on February 1, 1998, using actual restaurant-level margins and general and administrative expenses prior to the acquisition of each entity, is presented as follows:

      (Dollars in thousands, except per share amounts)           1999
------------------------------------------------------------------------
Total revenues                                                $2,013,241
Income before extraordinary item                              $   74,897
Net income                                                    $   78,157
Net income per share - basic                                  $     1.51
Net income per share - diluted                                $     1.45

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Details of accounts receivables, net are as follows:

                   (Dollars in thousands)                      2000        1999
---------------------------------------------------------------------------------
Trade receivables                                             $36,531    $ 49,952
Allowance for doubtful accounts                                (4,917)    (10,981)
Income tax receivable                                           8,874       5,024
Notes receivable, current                                       2,203       2,555
Other                                                             237         270
                                                              -------------------
                                                              $42,928    $ 46,820
                                                              -------------------

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                               Estimated
                   (Dollars in thousands)                     Useful Life      2000          1999
----------------------------------------------------------------------------------------------------
Land                                                                        $  269,211    $  267,287
Leasehold improvements                                        4-25 years       274,820       186,369
Buildings and improvements                                    7-40 years       421,674       400,366
Equipment, furniture and fixtures                             3-10 years       412,818       343,827
                                                              --------------------------------------
                                                                             1,378,523     1,197,849
Less: Accumulated depreciation and amortization                                327,043       257,671
                                                                            ------------------------
                                                                            $1,051,480    $  940,178
                                                                            ------------------------

NOTE 5 - LEASES

The Company occupies land and buildings under lease agreements expiring on dates through 2062. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of sales in excess of specified levels, are often stipulated. Most leases obligate the Company to pay costs of maintenance, insurance and property taxes.

Property under capital leases consists of the following:

                   (Dollars in thousands)                       2000        1999
----------------------------------------------------------------------------------
Buildings                                                     $131,033    $124,215
Less: Accumulated amortization                                  46,551      42,320
                                                              --------------------
                                                              $ 84,482    $ 81,895
                                                              --------------------

                                                                              39
                                                                               -

       Amortization is calculated on a straight-line basis over the shorter of the respective lease terms or the estimated useful lives of the related assets.

       Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 31, 2000 are as follows:

                   (Dollars in thousands)                     Capital     Operating
-----------------------------------------------------------------------------------
Fiscal Year:
  2001                                                        $ 20,453    $ 91,286
  2002                                                          20,154      84,865
  2003                                                          19,590      77,763
  2004                                                          17,716      69,950
  2005                                                          13,799      56,623
  Thereafter                                                    85,651     324,035
                                                              ---------------------
    Total minimum lease payments                               177,363    $704,522
                                                                          ---------
Less: Amount representing interest                              75,697
                                                              --------
Present value of minimum lease payments                        101,666
Less: Current portion                                            9,603
                                                              --------
Capital lease obligations, excluding current portion          $ 92,063
                                                              --------

       Total minimum lease payments have not been reduced for future minimum sublease rentals of $88.9 million under certain operating subleases.

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

                   (Dollars in thousands)                      2000      1999
------------------------------------------------------------------------------
Net minimum lease payments receivable                         $2,095    $4,323
Less: Unearned income                                            583     1,690
                                                              ----------------
Net investment                                                $1,512    $2,633
                                                              ----------------

Minimum future rentals to be received as of January 31, 2000 are as follows:

                                                               Capital     Operating
                                                              Leases or     Lessor
                   (Dollars in thousands)                     Subleases     Leases
------------------------------------------------------------------------------------
Fiscal Year:
  2000                                                         $  414       $ 2,658
  2001                                                            420         2,609
  2002                                                            363         2,243
  2003                                                            302         1,486
  2004                                                            277         1,207
  Thereafter                                                      319         5,796
                                                               ---------------------
    Total minimum future rentals                               $2,095       $15,999
                                                               ---------------------

40
-

Total minimum future rentals do not include contingent rentals which may be received under certain leases.

Aggregate rents under noncancelable operating leases during fiscal 2000, 1999 and 1998 are as follows:

                   (Dollars in thousands)                      2000       1999       1998
-------------------------------------------------------------------------------------------
Minimum rentals                                               $92,107    $81,809    $60,469
Contingent rentals                                              5,275      6,393      4,002
Less: Sublease rentals                                         10,064     12,033      9,238
                                                              -----------------------------
                                                              $87,318    $76,169    $55,233
                                                              -----------------------------

NOTE 6 - LONG-TERM INVESTMENTS

The Company has selectively invested in other restaurant concepts, as follows:

Santa Barbara Restaurant Group, Inc.
Santa Barbara Restaurant Group, Inc. ("SBRG") (formerly GB Foods Corporation) owns, operates and franchises The Green Burrito and La Salsa quick-service Mexican food restaurants, JB's Restaurants and Galaxy Diner Restaurants, which SBRG acquired from the Company, and Timber Lodge Steakhouse. Through the Company's dual-branding relationship with The Green Burrito, the Company is SBRG's largest franchisee.

       On September 1, 1998, the Company sold 14 company-operated JB's Restaurants and two Galaxy Diner restaurants to Timber Lodge Steakhouse, Inc. ("Timber Lodge") for 687,890 shares of Timber Lodge common stock, which was converted into SBRG common stock in connection with the merger of Timber Lodge and SBRG. The Company also sold its wholly owned subsidiary, JB's, which consisted of the remaining 48 company-operated JB's Restaurants and the JB's franchise system together with four Galaxy Diner restaurants, to SBRG for one million shares of SBRG common stock. As of January 31, 2000, the Company owned approximately 8.9% of SBRG's outstanding common stock and accounts for its investment in SBRG under the equity method of accounting. During the fourth quarter of fiscal 2000, the Company wrote-down its investment in SBRG by $9.0 million to its fair value of approximately $2.0 million, upon its conclusion that the investment has experienced an other than temporary decline in value. Although the Company's investment represents less than a 20% ownership interest in SBRG, management believes that the Company has the ability to exercise significant influence because of certain shared executive management and common board members.

Rally's Hamburgers, Inc. and Checkers Drive-In Restaurants, Inc.
In August 1999, Rally's merged with Checkers Drive-In Restaurants, Inc. ("Checkers") in a reverse acquisition. Checkers operates and franchises approximately 443 Checkers and 464 Rally's double drive-thru quick-service hamburger restaurants, primarily in the Southeastern and Midwestern United States. As a result of the August 1999 merger, each share of Rally's common stock was converted into 1.99 shares of Checkers' common stock. Simultaneous with the merger, Checkers declared a reverse one-for-twelve stock split. Prior to the merger, the Company, through a series of transactions, owned approximately 9.4 million shares, or 32.1% of Rally's common stock and held warrants to purchase an additional 1.5 million shares of Rally's common stock. The Company, also prior to the merger, held warrants to purchase 7.4 million shares of Checkers' common stock. As a result of the merger and as of January 31, 2000, the Company holds approximately 1.6 million shares, or 16.6% of Checkers outstanding common stock and accounts for its investment in Checkers under the equity method of accounting. Assuming full exercise of the warrants, the Company would beneficially own approximately 23.7% of Checkers' outstanding common stock.

       During the fourth quarter of fiscal 2000, the Company wrote-down its investment in Checkers by $16.6 million to its fair market value upon its conclusion that the investment has experienced an other than temporary decline in value. Further, as a result of the Company recognizing its share of the net losses of Checkers, as of January 31, 2000, the Company's investment in Checkers was zero.

       As of January 31, 2000, the Company also held a $3.2 million note receivable from Checkers. The note receivable, which was entered into during fiscal 1997, bears interest at 13% and is due April 30, 2000. The note receivable from Checkers was paid in full on March 31, 2000.

                                                                              41
                                                                               -

Boston Market
The Company, through its wholly owned subsidiary, Boston Pacific, Inc. ("BPI"), owns an 11% interest in Boston West, LLC ("Boston West"), which operates Boston Market restaurants in designated markets in Southern California as a franchised area developer of Boston Chicken, Inc. ("BCI"), the franchisor of the Boston Market restaurant concept. BCI and its Boston Market subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code on October 5, 1998. In a separate action, on November 9, 1998, Boston West filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code to restructure its overall operations. Pursuant to Boston West's plan of organization, as filed with the bankruptcy court, it was anticipated that the Company would own approximately 25% of Boston West after emergence from bankruptcy. As a result, in fiscal 1999, the Company recorded a $15.0 million charge to its Boston West investment to reflect its remaining value. In addition, during fiscal 1999, the Company signed an agreement with Boston West to provide administrative and management services to the Boston Market franchises operated by Boston West and Boston West closed or sold 42 Boston Market restaurants.

       On December 1, 1999, McDonald's Corporation and BCI jointly announced that a definitive purchase agreement had been signed by McDonald's subsidiary, Golden Restaurants Operations, Inc. ("GRO") and BCI for the sale to GRO of the majority of the assets of Boston Market. GRO has since approached the Company with a different reorganization plan for Boston West and the Company and GRO are currently negotiating the details of that plan. Under the proposed reorganization plan, it is anticipated that the Company will no longer provide administrative or management services to Boston Market franchises operated by Boston West and will have no ownership interest in Boston West. As such, in the fourth quarter of fiscal 2000, the Company wrote-down its investment in Boston West to zero by recording a $8.4 million charge. As of January 31, 2000, Boston West operated 56 Boston Market restaurants.

Star Buffet, Inc.
Star Buffet is an operator of approximately 45 buffet-style restaurants and 11 franchised, family-style JB's Restaurants. On September 30, 1997, the Company participated in an initial public offering of its buffet-style restaurant operations. Prior to the offering, the Company formed Star Buffet to continue to operate its 16 HomeTown Buffet franchised restaurants and two Casa Bonita theme restaurants. Star Buffet then completed an initial public offering of 3,450,000 shares of its common stock, of which 600,000 shares were sold by the Company as a selling shareholder. The Company received net proceeds of $6.7 million in connection with such sale, and retained an approximate 37% interest in Star Buffet. The Company also received a cash dividend of $9.3 million in the transaction and sold the net assets of two Casa Bonita restaurants to Star Buffet for their net book value of $1.1 million.

       On November 2, 1998, the Company sold its remaining two million shares of Star Buffet common stock to Star Buffet, for a cash sales price of $12.5 million. In connection with the sale, the Company recognized a non-recurring gain of $10.3 million in the third quarter of fiscal 1999, which is included in other income (expense), net (see Note 16).

NOTE 7 - OTHER ASSETS

Other assets consist of the following:

                   (Dollars in thousands)                      2000       1999
--------------------------------------------------------------------------------
Deferred financing costs                                      $15,521    $11,632
Deferred lease costs                                           12,850     14,275
Leases receivable                                               1,274      2,365
Other intangibles                                                 256      3,366
Other assets                                                    5,300      7,839
                                                              ------------------
                                                              $35,201    $39,477
                                                              ------------------

42
-

NOTE 8 - OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                   (Dollars in thousands)                      2000        1999
---------------------------------------------------------------------------------
Salaries, wages and other benefits                            $28,964    $ 38,503
State sales taxes                                              12,136      14,236
Accrued interest                                               10,645       4,217
Property taxes                                                  6,353       5,288
Closure reserves                                                6,147       1,333
Other self-insurance reserves                                   5,802       5,044
Self-insured workers' compensation reserve                      2,454       5,230
Other accrued liabilities                                      25,081      27,223
                                                              -------------------
                                                              $97,582    $101,074
                                                              -------------------

       Included in other accrued liabilities is a severance reserve of $1.8 million for approximately 100 employees who will be laid off between February 1, 2000 and June 2000. The Company announced its decision in November 1999 to create a single support and administration center for all of its restaurant concepts by consolidating the majority of the corporate functions of its Hardee's subsidiary, located in Rocky Mount, North Carolina, within its corporate headquarters in Anaheim, California. As a result of this decision, the Company accrued $2.1 million of termination benefits for a total of approximately 150 employees that will be laid-off in phases through August 2000. The severance expense is included in general and administration expenses. During the fourth quarter of fiscal 2000, the Company paid $0.3 million of termination benefits to approximately 50 employees who were involuntarily terminated in January 2000. Such amounts were charged against the severance reserve.

NOTE 9 - LONG-TERM DEBT

Long-term debt consists of the following:

                   (Dollars in thousands)                       2000        1999
----------------------------------------------------------------------------------
Senior Credit Facility, interest based on LIBOR plus
  applicable margin, averaging 7.46% in fiscal 2000           $269,000    $349,113
Senior subordinated notes due 2009, interest at 9.125%         200,000          --
Convertible subordinated notes due 2004, interest at 4.25%     159,225     162,225
Secured note payable, principal payments in specified
  amounts monthly through 2001, interest at 8.17%                4,261       4,568
Industrial Revenue Bonds, payable in 1999                           --       3,600
Other                                                            7,267       7,676
                                                              --------------------
                                                               639,753     527,182
Less: Current portion                                            5,532       4,273
                                                              --------------------
                                                              $634,221    $522,909
                                                              --------------------

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

                                                                              43
                                                                               -

final maturity date until April 2003. The Company incurred borrowings of $213.2 million thereunder to finance a portion of the purchase price of FEI (see Note
2).

       On March 13, 1998, the Company completed a private placement of $197.2 million aggregate principal amount of convertible subordinated notes (the "Convertible Notes"), in which the Company received net proceeds of approximately $192.3 million, of which $24.1 million was used to repay indebtedness under the Senior Credit Facility. The Convertible Notes, which represent unsecured general obligations subordinate in right of payment to certain other obligations, including the Senior Credit Facility and the senior subordinated notes, described below, are due in 2004, are convertible into the Company's common stock at a conversion price of $43.82 (adjusted for the 10% stock dividend paid on January 11, 1999) and carry a 4.25% coupon. The remaining net proceeds from the Convertible Notes, together with borrowings under the Senior Credit Facility, were used to fund the acquisition of FEI on April 1, 1998 (see Note 2). In fiscal 2000 and fiscal 1999, the Company repurchased $3.0 million and $35.0 million, respectively, aggregate principal amount of Convertible Notes for $2.5 million and $28.8 million in cash, respectively, including accrued interest thereon. The Company recognized an extraordinary gain on the early retirement of debt of $0.3 million and $3.3 million, net of applicable taxes of $0.2 million and $2.1 million for fiscal 2000 and fiscal 1999, respectively.

       On March 4, 1999, the Company completed a private placement of $200.0 million aggregate principal amount of 9.125% senior subordinated notes ("Senior Subordinated Notes") due 2009. The Company received net proceeds of $194.8 million, of which $190.0 million was used to repay outstanding term loan balances under the Senior Credit Facility. The Senior Subordinated Notes are due in May 2009, carry a 9.125% coupon rate and are redeemable by the Company beginning on May 1, 2004. The indenture relating to the Senior Subordinated Notes impose restrictions on the Company's ability (and the ability of its subsidiaries) to incur indebtedness, pay dividends on, redeem or repurchase its capital stock, make investments, incur liens on its assets, sell assets other than in the ordinary course of business, or enter into certain transactions with its affiliates. The Senior Subordinated Notes represent unsecured general obligations subordinate in right of payment to the Company's senior indebtedness, including its Senior Credit Facility.

       In connection with the private placement of Senior Subordinated Notes, the Company also amended and restated its Senior Credit Facility to increase the lenders' commitments under its Revolving Credit Facility to $500.0 million from $250.0 million. The Company also increased its letter of credit sub-facility to $75.0 million from $65.0 million, and changed the maturity date of the Senior Credit Facility to February 2004. The term loan component of the Senior Credit Facility was eliminated as a result of these transactions.

       Borrowings and other obligations of the Company under the Senior Credit Facility are general unsubordinated obligations of the Company and secured by a pledge of the capital stock of certain of the Company's present and future subsidiaries, which subsidiaries guarantee such borrowings and other obligations, and are secured by certain franchise rights, contract rights, general intangibles (including trademarks) and other assets of the Company and such subsidiaries. The Company is required to repay borrowings under the Senior Credit Facility with the proceeds from certain asset sales from the issuance of certain equity securities or from the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, it has selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

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

       In November 1999, the Company amended its Senior Credit Facility to modify certain of the covenants therein for the third and fourth quarters of fiscal 2000 and for future measurement periods. In addition, the revolving commitments under the Senior Credit Facility were reduced to $400.0 million from $500.0 million and were to be further reduced by the first $75.0 million in proceeds from sales of restaurants. The final maturity date of February 2004 remained unchanged; however, the applicable margin used to determine the interest rate payable on outstanding borrowings was increased and up to $200.0 million of revolving borrowings will be converted, subject to lender approvals, to term borrowings with an interest rate not subject to adjustment on the basis of certain financial ratios. The term loan component will provide for principle payments of $4.2 million each quarter, beginning in March 2001, with all remaining principle due on the maturity date.

44
-

       On April 26, 2000, the Company further amended its Senior Credit Facility effective January 31, 2000, to amend certain of the covenants contained therein. The amended Senior Credit Facility also provides that the revolving commitments thereunder shall be reduced by the first $100.0 million in net proceeds from sales of restaurants (as compared with $75.0 million in the November 1999 amendment) and 75% of the second $100.0 million in net proceeds from sales of restaurants, and by the entire net proceeds from the sale of any of the Company's Carl's Jr. or Taco Bueno restaurants. The Senior Credit Facility, as amended, prohibits the Company from purchasing shares of its common stock, purchasing its Senior Subordinated Notes or Convertible Notes, from prepaying subordinated indebtedness and from increasing cash dividends paid from current levels. In addition, capital expenditures were reduced and construction of new restaurants is limited to construction already begun or committed to begin. The final maturity date remains unchanged; however, the interest rate payable on outstanding borrowings was increased. Failure to complete an asset sale or sales aggregating $125.0 million in net proceeds by the end of October 2000 will result in a further increase in the interest rate until such sales are completed. The Company was in compliance as of January 31, 2000 with all of its covenants governing its Senior Credit Facility, as amended. As of fiscal 2000, the Company had $57.5 million of borrowings available under its Senior Credit Facility.

       Secured notes payable are collateralized by certain restaurant property deeds of trust, with a carrying value of $9.4 million as of January 31, 2000.

Long-term debt matures in fiscal years ending after January 31, 2000 as follows:

                   (Dollars in thousands)
------------------------------------------------------------------------
Fiscal Year:
  2001                                                          $  5,532
  2002                                                               339
  2003                                                               369
  2004                                                           428,735
  2005                                                               417
  Thereafter                                                     204,361
                                                                --------
                                                                $639,753
                                                                --------

NOTE 10 - OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

                   (Dollars in thousands)                      2000       1999
--------------------------------------------------------------------------------
Closure reserves                                              $37,158    $29,294
Self-insured workers' compensation reserve                     21,381     21,068
Other self-insurance reserves                                   7,989     10,302
Deferred revenues                                               6,891      4,674
Deferred lease costs                                            5,241      5,277
Other                                                           5,892      9,499
                                                              ------------------
                                                              $84,552    $80,114
                                                              ------------------

       The closure reserves primarily consist of amounts provided for in the acquisition of Hardee's for the closure of certain restaurants and corporate facilities. In addition, during the fourth quarter of fiscal 2000, the Company recorded a store closure reserve at Hardee's of $16.3 million for 105 Hardee's restaurants to be closed over the next fiscal year. The store closure reserve relates primarily to the net present value of any remaining lease obligations after the expected closure date, net of estimated sublease income, of which $11.2 million is included in other long-term liabilities and $5.1 million is included in other current liabilities. In prior years, the Company initiated programs to dispose of or franchise its Arizona and Texas Carl's Jr. restaurant operations. As of January 31, 2000 and 1999, $4.0 million and $5.1 million, respectively, were accrued for these costs, including the current portion. These balances consist mainly of estimated lease subsidies which represent the net present value of the excess of future lease payments over estimated sublease income.

                                                                              45
                                                                               -

The remaining unamortized discount to present value these lease subsidies at January 31, 2000 was $2.8 million and will be amortized to operations over the remaining sublease terms, which range up to 15 years.

       The Company presently self-insures for group insurance, workers' compensation and fire and comprehensive protection on most equipment and certain other assets. A total of $23.8 million and $26.3 million was accrued as of January 31, 2000 and 1999, respectively, representing the current and long-term portions of the net present value of an independent actuarial valuation of the Company's workers' compensation claims. These amounts are net of a present value discount of $5.2 million and $4.9 million in fiscal 2000 and 1999, respectively.

NOTE 11 - STOCKHOLDERS' EQUITY

During the third quarter of fiscal 2000, the Company's Board of Directors authorized the purchase of up to five million shares of the Company's common stock. As of January 31, 2000, the Company had repurchased 1,585,000 shares of common stock for $10.4 million, at an average price of $6.53 per share.

       During the second quarter of fiscal 1998, the Company issued 10,088,375 shares of its common stock at a public offering price of $23.14 per share. Proceeds from the offering, net of underwriting discounts and commissions and other related expenses, were $222.3 million. The net proceeds were primarily used to finance the acquisition of Hardee's (see Note 2).

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information on the Company's financial instruments:

                                                                       2000                      1999
--------------------------------------------------------------------------------------------------------------
                                                              Carrying    Estimated     Carrying    Estimated
                   (Dollars in thousands)                      Amount     Fair Value     Amount     Fair Value
--------------------------------------------------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents                                   $ 36,505     $ 36,505     $ 46,297     $ 46,297
  Notes receivable                                              13,498       14,501       17,473       20,618

Financial liabilities:
  Long-term debt, including current portion                   $639,753     $526,906     $527,182     $518,048

       The fair value of cash and cash equivalents approximates their carrying amount due to their short maturity. The estimated fair values of notes receivable were determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities and using market quotes as of January 31, 2000 for the Company's Senior Subordinated Notes and Convertible Notes.

NOTE 13 - RELATED PARTY TRANSACTIONS

Certain members of management and the Karcher family are franchisees of the Company. A total of 43 restaurants have been sold to these individuals. Additionally, these franchisees regularly purchase food and other products from the Company on the same terms and conditions as other franchisees.

       In fiscal 1994, the Chairman Emeritus was granted future retirement benefits for past services consisting principally of payments of $200,000 per year for life and supplemental health benefits, which had a net present value of $1.7 million as of that date. This amount was computed using certain actuarial assumptions, including a discount rate of 7%. A total of $1.0 million remained accrued in other long-term liabilities as of January 31, 2000. The Company anticipates funding these obligations as they become due.

       The Company leases various properties, including its corporate headquarters, a distribution facility and three restaurants from the Chairman Emeritus. Included in capital lease obligations were $2.4 million and $3.0 million, representing the present value of lease obligations related to these various properties at January 31, 2000 and 1999, respectively. Lease payments under these leases for fiscal 2000, 1999 and 1998 amounted to $1.5 million, $1.2 million, and $1.3 million, respectively. This was net of sublease rentals of $161,000 in fiscal 2000 and $157,000 in fiscal 1999.

46
-

       In fiscal 2000, the Company sold 14 Carl's Jr. restaurants to a relative of a board of director member for $14.1 million and recorded a gain on the sale of these restaurants of $12.2 million.

NOTE 14 - FRANCHISE AND LICENSE OPERATIONS

Franchise arrangements generally provide for initial fees and continuing royalty payments to the Company based upon a percentage of sales. The Company generally charges an initial franchise fee for each new franchised restaurant that is added to its system, and in some cases, an area development fee, which grants exclusive rights to develop a specified number of restaurants in a designated geographic area within a specified time period. Similar fees are charged in connection with the Company's international licensing operations. These fees are recognized ratably when substantially all the services required of the Company are complete and the restaurants covered by these agreements commence operations.

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

Revenues from franchised and licensed restaurants consist of the following:

                   (Dollars in thousands)                       2000        1999        1998
----------------------------------------------------------------------------------------------
Foodservice                                                   $ 80,094    $ 75,895    $ 63,890
Royalties                                                       52,692      56,316      42,929
Equipment sales                                                 27,876      14,038       9,989
Rental income                                                   10,916      11,644       9,854
Initial fees                                                     3,800       1,930         544
                                                              --------------------------------
                                                              $175,378    $159,823    $127,206
                                                              --------------------------------

Operating costs and expenses for franchised and licensed restaurants consist of the following:

                   (Dollars in thousands)                       2000        1999        1998
----------------------------------------------------------------------------------------------
Foodservice                                                   $ 78,881    $ 74,230    $ 62,801
Occupancy and other operating expenses                          28,241      22,113      23,588
Equipment purchases                                             21,006      10,676       7,384
                                                              --------------------------------
                                                              $128,128    $107,019    $ 93,773
                                                              --------------------------------

NOTE 15 - INTEREST EXPENSE

Interest expense consists of the following:

                   (Dollars in thousands)                       2000        1999        1998
----------------------------------------------------------------------------------------------
Notes payable and Senior Credit Facility                      $(26,674)   $(23,013)   $ (9,689)
Senior Subordinated Notes                                      (16,880)         --          --
Capital lease obligations                                      (11,570)    (12,030)     (6,578)
Convertible Notes                                               (7,509)     (7,725)         --
Other                                                             (650)       (685)       (647)
                                                              --------------------------------
                                                              $(63,283)   $(43,453)   $(16,914)
                                                              --------------------------------

                                                                              47
                                                                               -

NOTE 16 - OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

                   (Dollars in thousands)                       2000       1999       1998
--------------------------------------------------------------------------------------------
Net gain (loss) on sale of restaurants                        $ 15,186    $   (71)   $  (141)
Interest income                                                  2,615      4,916      4,955
Lease income (expense)                                            (235)     1,101      1,819
Property management                                               (971)      (792)    (1,167)
Bad debt expense                                                (1,218)        50       (279)
Loss from long-term investments                                (39,302)    (6,246)      (366)
Dividend income                                                     --         --      1,800
Other                                                           (8,121)       372        742
                                                              ------------------------------
                                                              $(32,046)   $  (670)   $ 7,363
                                                              ------------------------------

NOTE 17 - INCOME TAXES

Income tax expense (benefit) consists of the following:

                   (Dollars in thousands)                       2000       1999       1998
--------------------------------------------------------------------------------------------
Current:
  Federal                                                     $ 10,883    $34,433    $19,031
  State                                                          1,285      6,289      5,160
                                                              ------------------------------
                                                                12,168     40,722     24,191
                                                              ------------------------------
Deferred:
  Federal                                                      (26,353)     8,607      3,468
  State                                                         (3,682)     2,400      2,224
                                                              ------------------------------
                                                               (30,035)    11,007      5,692
                                                              ------------------------------
                                                              $(17,867)   $51,729    $29,883
                                                              ------------------------------

Total income tax expense (benefit) for the years ended January 31, 2000, 1999 and 1998 was allocated as follows:

                   (Dollars in thousands)                       2000       1999       1998
--------------------------------------------------------------------------------------------
Income (loss) from continuing operations                      $(18,053)   $49,645    $29,883
Extraordinary gain                                                 186      2,084         --
                                                              ------------------------------
                                                              $(17,867)   $51,729    $29,883
                                                              ------------------------------

A reconciliation of income tax expense (benefit) at the federal statutory rate to the Company's provision for taxes on income is as follows:

                   (Dollars in thousands)                       2000       1999       1998
--------------------------------------------------------------------------------------------
Income taxes at statutory rate                                $(16,444)   $45,305    $26,824
State income taxes, net of federal income tax benefit           (3,637)     5,637      4,153
Work opportunity tax credits                                    (1,119)    (1,048)    (1,508)
Increase (decrease) in valuation allowance                       3,378        664       (515)
Other, net                                                         (45)     1,171        929
                                                              ------------------------------
                                                              $(17,867)   $51,729    $29,883
                                                              ------------------------------

48
-

Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

(Dollars in thousands)                                           2000        1999
---------------------------------------------------------------------------------
Deferred tax assets:
  Workers' compensation reserve                               $10,182    $ 10,353
  Capitalized leases                                            9,024       8,424
  Closure reserves                                              9,011       1,982
  Long-term investments                                         7,224          --
  Insurance reserves                                            5,352       5,126
  State net operating losses                                    2,971          --
  Other reserves                                                2,112         636
  Accrued payroll                                               1,813       1,478
  State taxes                                                     544       3,888
  Other                                                         3,348       1,907
                                                              -------------------
                                                               51,581      33,794
Alternative minimum tax credits                                 7,612          --
General business tax credits                                    1,620          --
Less: Valuation allowance                                       5,398       2,020
                                                              -------------------
Total deferred tax assets                                      55,415      31,774
                                                              -------------------
Deferred tax liabilities:
  Depreciation                                                 40,362      35,293
  Long-term investments                                            --       5,392
  Intangibles                                                      --       4,802
  Other                                                            47       1,316
                                                              -------------------
Total deferred tax liabilities                                 40,409      46,803
                                                              -------------------
Net deferred tax asset (liability)                            $15,006    $(15,029)
                                                              -------------------

       While there can be no assurance that the Company will generate any earnings or any specific level of earnings in future years, management believes it is more likely than not that the Company will realize the majority of the benefit of the existing deferred tax assets at January 31, 2000, based on the Company's historical and future pre-tax earnings.

       The Company has fully reserved against state net operating loss carryforwards available at January 31, 2000, which represent a potential future state income tax benefit of $3.0 million and expire in fiscal 2003 through 2020. As of January 31, 2000, the Company also had work opportunity tax credit carryforwards of $1.6 million which expire in fiscal 2020. Further, as of January 31, 2000, the Company had available federal and state alternative minimum tax credit carryforwards of $7.1 million and $0.5 million, respectively, with no expiration date.

NOTE 18 - SEGMENT INFORMATION

The Company is engaged principally in developing, operating and franchising its Carl's Jr., Hardee's and Taco Bueno quick-service restaurants, each of which are considered strategic businesses that are managed and evaluated separately. As such, the Company considers its Carl's Jr., Hardee's and Taco Bueno chains to each be a reportable segment. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

       Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate related items and results of insignificant operations. The amounts reported

                                                                              49
                                                                               -

for Hardee's reflect only the periods subsequent to the acquisition date of April 1, 1998 for FEI and July 15, 1997 for Hardee's.

(Dollars in thousands)                        Carl's Jr.      Hardee's    Taco Bueno       Other         Total
--------------------------------------------------------------------------------------------------------------
2000
  Revenues                                     $714,495     $1,170,834     $  91,950    $ 12,794    $1,990,073
  Segment operating income (loss)                61,157         (4,920)        8,136     (16,504)       47,869
  Total assets                                  383,124      1,089,867        77,507      18,016     1,568,514
  Capital expenditures                           72,804        146,677        24,308      19,800       263,589
  Depreciation and amortization                  26,873         63,398         4,119      10,060       104,450
1999
  Revenues                                     $629,837     $1,127,130     $  81,200    $ 53,877    $1,892,044
  Segment operating income (loss)                76,960         95,110         8,717     (12,567)      168,220
  Total assets                                  280,201      1,072,594        62,539      81,580     1,496,914
  Capital expenditures                           46,527         56,424         7,077      14,260       124,288
  Depreciation and amortization                  22,869         43,835         3,031       7,384        77,119
1998
  Revenues                                     $569,225     $  385,237     $  73,993    $121,204    $1,149,659
  Segment operating income (loss)                61,458         23,463         6,793      (5,523)       86,191
  Total assets                                  241,644        527,312        52,034     136,154       957,144
  Capital expenditures                           55,902         17,035         4,822      11,451        89,210
  Depreciation and amortization                  21,749         12,566         3,028       9,059        46,402

NOTE 19 - EMPLOYEE BENEFIT AND RETIREMENT PLANS

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

Stock Purchase Plan
In fiscal 1995, the Board of Directors adopted, and stockholders subsequently approved in fiscal 1996, an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, up to 907,500 shares of the Company's common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salaries. The Company contributes varying amounts as specified in the ESPP. During fiscal 2000, 1999 and 1998, 338,417, 128,477 and 59,458 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $10.15, $28.43 and $28.20 per share, respectively. The Company contributed $1.2 million or an equivalent of 137,568 shares for the year ended January 31, 2000, $0.6 million or an equivalent of 22,496 shares for the year ended January 31, 1999 and $0.3 million or an equivalent of 11,095 shares for the year ended January 31, 1998.

Stock Incentive Plans
The Company's 1999 stock incentive plan was approved by stockholders in June 1999. Awards granted to eligible employees under the 1999 plan are not restricted as to any specified form or structure, with such form, vesting and

50
-

pricing provision determined by the compensation committee of Board of Directors. Options generally have a term of 10 years from the date of grant, except for five years from the date of grant in the case of incentive stock options granted to 10% or greater shareholders of the Company. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater shareholders of the Company may not be granted at less that 110% of the fair market value of the common stock on the date of grant. A total of 1,500,000 shares are available for grants of options or other awards under the 1999 plan, with such amount of available shares increased by 350,000 shares on the date of each annual meeting of shareholders. As of January 31, 2000, 1,147,000 options were outstanding under this plan with exercise prices ranging from $8.13 per share to $18.13 per share.

       The Company's 1994 stock incentive plan expired in April 1999. Options generally had a term of five years from the date of grant for the nonemployee directors and 10 years from the date of grant for employees, became exercisable at a rate of 33 1/3% per year following the grant date and were priced at the fair market value of the shares on the date of grant. A total of 6,352,500 shares were available for grants of options or other awards under this plan, of which 4,805,164 stock options were outstanding as of January 31, 2000, with exercise prices ranging from $3.72 per share to $36.65 per share.

       The Company's 1993 stock incentive plan was superseded by the 1994 plan, as discussed above. As of January 31, 2000, 195,964 stock options, with exercise prices ranging from $3.99 per share to $6.27 per share, were outstanding under the plan. No further awards may be granted under this plan.

       The Company's 1982 stock option plan expired in September 1992. Under this plan, stock options were granted to key employees to purchase up to 5,445,000 shares of its common stock at a price equal to or greater than the fair market value at the date of grant. The options generally had a term of 10 years from the grant date and became exercisable at a rate of 25%, 35% and 40% per year following the grant date. The exercise prices of the 60,801 stock options outstanding as of January 31, 2000 under this plan range from $3.31 per share to $4.27 per share.

       In connection with the acquisition of Summit, the Company assumed the options outstanding under Summit's existing option plans: the 1984 Incentive Stock Option Plan, the 1987 Nonqualified Stock Option Plan, the 1987 Employee Incentive Stock Option Plan and the 1992 Stock Option Plan. Pursuant to the terms of the acquisition, options under these plans became fully vested on July 15, 1996. The options granted in accordance with these four plans generally had a term of five to 10 years. Under these plans, there were 14,912 stock options outstanding at January 31, 2000, with exercise prices ranging from $12.03 to $21.32 per share. No further shares may be granted under these plans.

Transactions under all plans are as follows:

                                                                             Weighted Average
                                                                 Shares        Exercise Price      Exercisable
--------------------------------------------------------------------------------------------------------------
Balance, January 31, 1997                                     3,925,585           $ 9.29            1,495,005
  Granted                                                     1,947,495            24.13
  Canceled                                                     (233,803)           20.28
  Exercised                                                    (594,410)            6.32
                                                              ---------
Balance, January 31, 1998                                     5,044,867           $14.86            2,059,307
  Granted                                                     1,144,230            35.41
  Canceled                                                     (197,409)           25.83
  Exercised                                                    (624,502)            9.41
                                                              ---------
Balance, January 31, 1999                                     5,367,186           $19.47            3,064,429
  Granted                                                     1,830,300            16.66
  Canceled                                                     (791,974)           33.38
  Exercised                                                    (181,671)            8.28
                                                              ---------
Balance, January 31, 2000                                     6,223,841           $17.20            3,997,831
                                                              ---------

                                                                              51
                                                                               -

The following table summarizes information related to stock options outstanding and exercisable at January 31, 2000:

                                                   Options Outstanding       Options Exercisable
----------------------------------------------------------------------   ----------------------------
                                           Weighted   Weighted Average                       Weighted
            Range of        Shares          Average          Remaining        Shares          Average
     Exercise Prices   Outstanding   Exercise Price   Contractual Life   Exercisable   Exercise Price
-----------------------------------------------------------------------------------------------------
$ 3.31    to  $ 4.48      556,310        $ 3.95             4.35            556,310        $ 3.95
  5.10          6.27       72,518          6.07             3.76             72,518          6.07
  8.13         12.03      942,825          8.56             5.49            940,825          8.56
 12.88         19.28    2,744,230         16.54             8.24          1,169,391         15.99
 21.32         28.50    1,506,623         24.35             7.13          1,114,853         24.42
 33.64         36.65      401,335         35.51             8.06            143,934         35.43
                        ---------                                         ---------
$ 3.31        $36.65    6,223,841        $17.20             7.14          3,997,831        $15.44
                       -----------                                       -----------

       For purposes of the following pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used for grants in fiscal 2000, 1999 and 1998: annual dividends consistent with the Company's current dividend policy, which resulted in payments of $0.08 per share in fiscal 2000 and $0.07 per share in fiscal 1999 and 1998; expected volatility of 50% in fiscal 2000, 30% in fiscal 1999 and 25% in fiscal 1998; risk-free interest rates of 6.69% in fiscal 2000, 4.55% in fiscal 1999, and 5.51% in fiscal 1998; and an expected life of 5.40 years in fiscal 2000, 5.45 years in fiscal 1999 and 5.50 years for fiscal 1998. The weighted average fair value of each option granted during fiscal 2000, 1999 and 1998 was $8.07, $12.50 and $8.30, respectively. Had compensation expense been recognized for fiscal 2000, 1999 and 1998 grants for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net income (loss) and earnings (loss) per share of $(35.2) million, or $(0.68) per basic and diluted share in fiscal 2000; $61.6 million, or $1.19 per basic share and $1.17 per diluted share in fiscal 1999; and $39.9 million, or $0.85 per basic share and $0.83 per diluted share in fiscal 1998.

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

52
-

NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION

                   (Dollars in thousands)                      2000       1999       1998
-------------------------------------------------------------------------------------------
Cash paid for interest and income taxes are as follows:
  Interest (net of amount capitalized)                        $50,009    $37,501    $14,448
  Income taxes                                                 15,193     39,400     18,938
Non-cash charges are as follows:
  Store closure expense and provision for asset impairment    $41,998    $    --    $    --
  Provision for impairment of long-term investments            34,431     15,000         --
  Write-off of Hardee's acquisition-related assets             10,989         --         --
  Write-off of capitalized software development cost            6,553         --         --
  Write-off of deferred financing costs                         3,565         --
  Restructuring charges                                         2,058         --         --
  Other, net                                                    6,007         --         --
Non-cash investing and financing activities are as follows:
  Common stock issued in connection with Hardee's franchisee
    acquisitions                                              $    --    $ 1,663    $ 9,405

NOTE 21 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly results:

                                                                                Quarter
----------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)                   1st         2nd         3rd         4th
----------------------------------------------------------------------------------------------------------
FISCAL 2000
  Total revenues                                              $595,723    $465,259    $453,623    $475,468
  Operating income (loss)                                       47,605      31,147      19,373     (50,256)
  Income (loss) before extraordinary item                       19,130      10,298       3,007     (61,842)
  Extraordinary item                                               290          --          --          --
  Net income (loss)                                             19,420      10,298       3,007     (61,842)
  Net income (loss) per share - basic                         $   0.37    $   0.20    $   0.06    $  (1.22)
                                                              --------------------------------------------
  Net income (loss) per share - diluted                       $   0.37    $   0.20    $   0.06    $  (1.22)
                                                              --------------------------------------------
FISCAL 1999
  Total revenues                                              $528,211    $474,841    $457,605    $431,387
  Operating income                                              45,634      49,138      40,894      32,554
  Income before extraordinary item                              22,732      22,604      16,146      12,970
  Extraordinary item                                                --          --       2,738         522
  Net income                                                    22,732      22,604      18,884      13,492
  Net income per share - basic                                $   0.44    $   0.44    $   0.36    $   0.26
                                                              --------------------------------------------
  Net income per share - diluted                              $   0.43    $   0.42    $   0.35    $   0.26
                                                              --------------------------------------------

       Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable adverse weather conditions which may affect sales volume and food costs. In addition, all quarters have 12-week accounting periods, except the first quarters of fiscal 2000 and 1999, which have 16-week accounting periods. Further, the fourth quarter of fiscal 2000 includes 13 weeks, whereas the fourth quarter of fiscal 1999 includes 12 weeks.

                                                                              53
                                                                               -

       In the fourth quarter of fiscal 2000, the Company recorded pre-tax charges of $80.3 million ($49.3 million after-tax). These charges consisted of:
(a) establishing a $16.3 million store closure reserve and recording a $25.7 million asset impairment charge for 105 Hardee's restaurants which the Company plans on closing within the next 12 months; (b) recording an impairment charge and equity losses of $37.3 million to write-down the Company's various long-term investments in other restaurant concepts to fair market value; (c) recording $2.1 million of restructuring charges in connection with consolidating certain administrative functions from Rocky Mount, North Carolina, to Anaheim, California; (d) writing-off $3.6 million of deferred financing costs as a result of a commitment decrease in the Company's senior credit facility; (e) writing-off $2.6 million of Y2K costs associated with restaurant computer systems; (f) writing-off $6.6 million of capitalized software development that will not be utilized; (g) recording an additional $1.7 million in vacation expense in connection with a change in vacation policy; (h) recording a gain on the sale of Carl's Jr. and Hardee's restaurants of $19.5 million and (i) other miscellaneous net adjustments of $3.9 million.

       In the third quarter of fiscal 1999, the Company recorded a $15.0 million charge to write-down its investment in Boston West and recognized a gain of $10.3 million on the sale of its Star Buffet investment.

NOTE 22 - COMMITMENTS AND CONTINGENT LIABILITIES
In conjunction with the Senior Credit Facility, a letter of credit sub-facility in the amount of $75.0 million was established (see Note 9). Several letters of credit are outstanding under this facility which secure the Company's potential workers' compensation claims and general and health liability claims. The Company is required to provide a letter of credit each year based on its existing claims experience, or set aside a comparable amount of cash or investment securities in a trust account.

The Company's standby letter of credit agreements with various banks expire as follows:

(Dollars in thousands)
------------------------------------------------------------------------------------
July 2000                                                     $               28,923
November 2000                                                                    345
February 2001                                                                  1,316
March 2001                                                                     6,651
April 2001                                                                     7,300
                                                              ----------------------
                                                              $               44,535
                                                                 -------------------

       In fiscal 1996, the Company sold certain of its Carl's Jr. franchise notes receivable, with recourse, to an independent third party. In addition, the Company entered into a limited term guarantee with an independent third party during fiscal 1997 on behalf of a Carl's Jr. franchisee and an additional limited term guarantee in fiscal 1998 with an independent third party on behalf of its Hardee's franchisees. The Company is contingently liable for an aggregate of approximately $4.4 million under these guarantees as of January 31, 2000.

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

       The Company is from time to time the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company is also the subject of complaints or allegations from employees, former employees and franchisees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's financial condition or results of operations, but an existing or future lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on its financial condition and results of operations.

54
-

CKE RESTAURANTS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                  Allowance for
                   (Dollars in thousands)                       Doubtful Accounts
---------------------------------------------------------------------------------
Balance at January 31, 1997                                     $           1,380
  Charges to operations                                                     5,636
  Deductions                                                               (3,989)
  Acquired through acquisitions                                            29,884
                                                                -----------------
Balance at January 31, 1998                                                32,911
  Charges to operations                                                     4,192
  Deductions                                                              (11,389)
  Adjustments                                                              (9,689)
  Write-off from dispositions                                                (471)
                                                                -----------------
Balance at January 31, 1999                                                15,554
  Charges to operations                                                     1,485
  Deductions                                                               (6,643)
                                                                -----------------
Balance at January 31, 2000                                     $          10,396
                                                                         --------

                                                                              55
                                                                               -

EXHIBIT INDEX

Exhibits                            Description
------------------------------------------------------------------------
3-1         Certificate of Incorporation of the Registrant, incorporated herein by reference to exhibit 3-1 to the Registrant's Form
            S-4 Registration Statement Number 333-05305.
3-2         Certificate of Amendment of Certificate of Incorporation, as
            filed with the Delaware Secretary of State on December 9,
            1997, filed as exhibit 3-2 to the Company's Form 10-K Annual
            Report for the fiscal year ending January 26, 1998, and is hereby incorporated by reference.
3-3         Bylaws of the Registrant, incorporated herein by reference to exhibit 3-2 to the Registrant's Form S-4 Registration
            Statement Number 333-05305.
4-1         Indenture, dated as of March 14, 1998 for 4.25% Convertible
            Subordinated Notes due 2004 by and between CKE Restaurants,
            Inc. and Chase Manhattan Bank and Trust Company, National
            Association, as Trustee, filed as exhibit 4.1 to the
            Company's Form 10-K Annual Report for fiscal year ended
            January 26, 1998, and is hereby incorporated by reference.
4-2         Form of Note (included in exhibit 4.1).
4-3         Registration Rights Agreement dated as of March 13, 1998
            between the Company and Morgan Stanley & Co. Incorporated,
            BT Alex. Brown Incorporated, Merrill Lynch, Pierce, Fenner &
            Smith Incorporated and Schroder & Co. Inc., filed as an
            exhibit 4.3 to the Company's Form 10-K Annual Report for
            fiscal year ended January 26, 1998, and is hereby
            incorporated by reference.
4-4         Indenture, dated as of March 4, 1999, by and among the
            Company, its subsidiary guarantors and Chase Manhattan Bank and Trust Company, N.A., as Trustee, filed as exhibit 4.1 to the Company's Current Report on Form 8-K dated February 25,
            1999, and is hereby incorporated by reference.
4-5         Form of Note (included in exhibit 4.4).
4-6         Registration Rights Agreement, dated as of March 4, 1999, by and among the Company, the Subsidiary Guarantors and the
            Initial Purchasers, filed as exhibit 4.3 to the Company's
            Registration Statement on Form S-4, file No. 333-76377, and is hereby incorporated by reference.
10-1        Carl Karcher Enterprises, Inc. Profit Sharing Plan, as
            amended, filed as exhibit 10-21 to the Company's
            Registration Statement on Form S-1, file No. 2-73695, and is hereby incorporated by reference.(2)
10-2        Carl Karcher Enterprises, Inc. Key Employee Stock Option
            Plan, filed as exhibit 10-24 to the Company's Registration
            Statement on Form S-1, file No. 2-80283, and is hereby
            incorporated by reference.(2)
10-3        Carl Karcher Enterprises, Inc. 1993 Employee Stock Incentive
            Plan, filed as exhibit 10-123 to the Company's Form 10-K
            Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)
10-4        CKE Restaurants, Inc. 1994 Stock Incentive Plan, as amended, incorporated herein by reference to exhibit 4-1 to the
            Registrant's Form S-8 Registration Statement Number
            333-12399.(2)
10-5        CKE Restaurants, Inc. 1999 Stock Incentive Plan,
            incorporated herein by reference to exhibit 4-1 to the
            Registrant's Form S-8 Registration Statement Number
            333-83601.(2)
10-6        CKE Restaurants, Inc. 1994 Employee Stock Purchase Plan, as
            amended, filed as exhibit 10-22 to the Company's Form 10-K
            Annual Report for fiscal year ended January 27, 1997, and is hereby incorporated by reference.(2)
10-7        Employment Agreement dated January 1, 1994, by and between
            Carl Karcher Enterprises, Inc. and Carl N. Karcher, filed as exhibit 10-89 to the Company's Form 10-K Annual Report for fiscal year ended January 31, 1994, and is hereby
            incorporated by reference.(2)
10-8        First Amendment to Employment Agreement dated November 1,
            1997, by and between Carl N. Karcher and Carl Karcher
            Enterprises, Inc., filed as exhibit 10-8 to the Company's
            Form 10-K Annual Report for fiscal year ended January 26,
            1998, and is hereby incorporated by reference.(2)
10-9        Employment Agreement dated as of April 9, 1999, by and
            between the Company and William P. Foley, II, filed as
            exhibit 10-1 to the Company's Form 10-Q Quarterly Report for the quarterly period ended May 17, 1999, and is hereby
            incorporated by reference.(2)
10-10       Employment Agreement dated as of April 9, 1999, by and
            between the Company and C. Thomas Thompson, filed as exhibit
            10-2 to the Company's Form 10-Q Quarterly Report for the
            quarterly period ended May 17, 1999, and is hereby
            incorporated by reference.(2)

56
-

Exhibits                            Description
------------------------------------------------------------------------
10-11       Employment Agreement dated as of April 9, 1999, by and
            between the Company and Rory J. Murphy, filed as exhibit
            10-3 to the Company's Form 10-Q Quarterly Report for the
            quarterly period ended May 17, 1999, and is hereby
            incorporated by reference.(2)
10-12       Employment Agreement dated as of April 9, 1999, by and
            between the Company and Robert W. Wisely, filed as exhibit
            10-4 to the Company's Form 10-Q Quarterly Report for the
            quarterly period ended May 17, 1999, and is hereby
            incorporated by reference.(2)
10-13       Employment Agreement dated as of April 9, 1999, by and
            between the Company and Carl A. Strunk, filed as exhibit
            10-5 to the Company's Form 10-Q Quarterly Report for the
            quarterly period ended May 17, 1999, and is hereby
            incorporated by reference.(2)
10-14       Employment Agreement dated as of April 9, 1999, by and
            between the Company and Andrew F. Puzder, filed as exhibit
            10-6 to the Company's Form 10-Q Quarterly Report for the
            quarterly period ended May 17, 1999, and is hereby
            incorporated by reference.(2)
10-15       Employment Agreement dated as of April 9, 1999, by and
            between the Company and John J. Dunion, filed as exhibit
            10-7 to the Company's Form 10-Q Quarterly Report for the
            quarterly period ended May 17, 1999, and is hereby
            incorporated by reference.(2)
10-16       Settlement Agreement and Release dated as of April 26, 1996, by and between Giant Group, Ltd; William P. Foley II; CKE
            Restaurants, Inc.; Fidelity National Financial, Inc.; and
            other parties, filed as exhibit 10-42 to the Company's Form
            10-Q Quarterly Report for the quarterly period ended May 20,
            1996, and is hereby incorporated by reference.
10-17       Operating Agreement by and between Rally's Hamburgers, Inc.
            and Carl Karcher Enterprises, Inc. dated May 26, 1996, filed as exhibit 10-43 to the Company's Form 10-Q Quarterly Report for the quarterly period ended May 20, 1996, and is hereby incorporated by reference.*
10-18       Settlement and Development Agreement by and between Carl
            Karcher Enterprises, Inc., CKE Restaurants, Inc. and GB
            Foods Corporation dated as of May 1995, filed as exhibit
            10-31 to the Company's Form 10-K Annual Report for the
            fiscal year ended January 29, 1996, and is hereby
            incorporated by reference.
10-19       First Amendment to Settlement and Development Agreement by
            and between Carl Karcher Enterprises, Inc., CKE Restaurants,
            Inc. and GB Foods Corporation dated as of February 20, 1997, filed as exhibit 10-31 to the Company's Form 10-K Annual
            Report for the fiscal year ended January 27, 1997, and is
            hereby incorporated by reference.
10-20       Term Loan and Security Agreement between Carl Karcher
            Enterprises, Inc. and Heller Financial, Inc., dated December
            19, 1995, filed as exhibit 10-40 to the Company's Form 10-K
            Annual Report for the fiscal year ended January 29, 1996,
            and is hereby incorporated by reference.
10-21       Amendment No. One to Term Loan and Security Agreement dated as of January 22, 1996, by and between Carl Karcher
            Enterprises, Inc. and Heller Financial, Inc. filed as
            exhibit 10-41 to the Company's Form 10-K Annual Report for the fiscal year ended January 29, 1996, and is hereby
            incorporated by reference.
10-22       Amendment No. Two to Term Loan and Security Agreement dated as of January 14, 1997, by and between Carl Karcher
            Enterprises, Inc. and Heller Financial, Inc., filed as
            exhibit 10-42 to the Company's Form 10-K Annual Report for the fiscal year ended January 27, 1997, and is hereby
            incorporated by reference.
10-23       Stock Purchase Agreement, dated as of August 27, 1996, by
            and between CKE Restaurants, Inc. and Casa Bonita Holdings,
            Inc., filed as exhibit 10-1 to the Company's Current Report on Form 8-K dated August 27, 1996, and is hereby
            incorporated by reference.*
10-24       Stock Purchase Agreement, dated as of April 27, 1997, by and among CKE Restaurants Inc., Imasco Holdings, Inc. and
            Hardee's Food Systems, Inc., filed as exhibit 10.1 to the
            Company's Current Report on Form 8-K dated April 27, 1997, and is hereby incorporated by reference.*
10-25       Supply Agreement, dated as of July 14, 1997, by and between
            Hardee's Food Systems, Inc. and Fast Food Merchandisers,
            Inc. (Forest City Division), filed as exhibit 99.3 to the
            Company's Current Report on Form 8-K dated April 27, 1997, and is hereby incorporated by reference.*
10-26       Supply Agreement, dated as of July 14, 1997, by and between
            Hardee's Food Systems, Inc. and Fast Food Merchandisers,
            Inc. (Monterey Division), filed as exhibit 99.4 to the
            Company's Current Report on Form 8-K dated April 27, 1997, and is hereby incorporated by reference.*

                                                                              57
                                                                               -

Exhibits                            Description
------------------------------------------------------------------------
10-27       Supply Agreement, dated as of July 14, 1997, by and between
            Hardee's Food Systems, Inc. and QVS, Inc., filed as exhibit
            99.5 to the Company's Current Report on Form 8-K dated April
            27, 1997, and is hereby incorporated by reference.*
10-28       Distribution Agreement, dated as of July 14, 1997, by and
            among the Company, Hardee's Food Systems, Inc. and Fast Food
            Merchandisers, Inc., filed as exhibit 99.6 to the Company's
            Current Report on Form 8-K dated April 27, 1997, as is
            hereby incorporated by reference.*
10-29       Exchange Agreement, dated as of December 8, 1997, by and
            between Rally's Hamburgers, Inc., CKE Restaurants, Inc.,
            Fidelity National Financial, Inc., Giant Group, LTD and
            others, filed as exhibit 10-35 to the Company's Form 10-K
            Annual Report for the fiscal year ended January 26, 1998,
            and is hereby incorporated by reference.*
10-30       Stock Purchase Agreement dated February 18, 1998, among CKE
            Restaurants, Inc., Advantica Restaurant Group, Inc., Spartan
            Holdings, Inc. and Flagstar Enterprises, Inc., filed as
            exhibit 99.2 to the Company's Current Report on Form 8-K
            dated February 19, 1998, and is hereby incorporated by
            reference.*
10-31       Third Amended and Restated Credit Agreement, dated as of
            November 24,1999, by and between the Company and Paribas, as agent, and the Lenders party thereto, filed as exhibit 10.8 to the Company's form 10-Q Quarterly Report for the
            quarterly period ended November 1, 1999, and is hereby
            incorporated by reference.*
10-32       Amendment No. 1 to Third Amended and Restated Credit
            Agreement, dated as of April 26, 2000, by and between the
            Company and Paribas, as agent, and the Lenders party
            thereto.(1)
12-1        Computation of Ratios.(1)
21-1        Subsidiaries of Registrant.(1)
23-1        Consent of KPMG LLP.(1)
27-1        Financial Data Schedule (included only with electronic
            filing).

 * Schedules omitted. The Registrant shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

(1) Filed herewith.

(2) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.