Form 10-Q
period 2000-05-22
CKE RESTAURANTS INC
filed 2000-07-06
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended       May 22, 2000
                                     ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________ to ___________

                         Commission file number 1-13192
                                                -------

                              CKE RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              33-0602639
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

401 W. Carl Karcher Way, Anaheim, CA                               92801
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code    (714) 774-5796
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

          50,501,421 shares of Common Stock, par value $.01 per share, were outstanding as of June 23, 2000
          ------------------------------------------------------------

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

Part I. Financial Information

        Item 1.  Consolidated Financial Statements:

                 Consolidated Balance Sheets as of May 22, 2000 and
                    January 31, 2000......................................    3

                 Consolidated Statements of Operations for the
                    sixteen weeks ended May 22, 2000 and May 17, 1999.....    4

                 Consolidated Statements of Cash Flows for the
                    sixteen weeks ended May 22, 2000 and May 17, 1999.....    5

                 Notes to Consolidated Financial Statements...............    6

         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................   10

         Item 3. Quantitative and Qualitative Disclosures about
                     Market Risk..........................................   15

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K........................   16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 May 22,         January 31,
                                                                  2000              2000
                                                               ----------        ----------
                                                ASSETS
Current assets:
    Cash and cash equivalents                                  $   17,514        $   36,505
    Accounts receivable, net                                       47,285            42,928
    Related party receivables                                       5,334             5,006
    Inventories                                                    25,525            26,463
    Prepaid expenses                                               13,953            14,717
    Other current assets                                            2,523             2,454
                                                               ----------        ----------
        Total current assets                                      112,134           128,073

Property and equipment, net                                     1,047,878         1,051,480
Property under capital leases, net                                 82,086            84,482
Long-term investments                                               5,239             3,002
Notes receivable                                                    8,208             7,383
Related party receivables                                              --               583
Deferred income taxes, net                                         15,006            15,006
Costs in excess of assets acquired, net                           241,569           243,304
Other assets                                                       34,838            35,201
                                                               ----------        ----------
                                                               $1,546,958        $1,568,514
                                                               ==========        ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                            $  5,473        $    5,532
    Current portion of capital lease obligations                    9,774             9,603
    Accounts payable                                               80,450            99,204
    Other current liabilities                                      94,394            97,582
                                                              -----------       -----------
        Total current liabilities                                 190,091           211,921
                                                              -----------       -----------

Long-term debt                                                    290,849           274,996
Senior subordinated notes                                         200,000           200,000
Convertible subordinated notes                                    159,225           159,225
Capital lease obligations                                          89,637            92,063
Other long-term liabilities                                        75,934            84,552

Stockholders' equity:
    Preferred stock, $.01 par value; authorized
        5,000,000 shares; none issued or outstanding                   --                --
    Common stock, $.01 par value; authorized
        100,000,000 shares; issued and outstanding
        52,086,421 shares                                             521               521
    Additional paid-in capital                                    383,016           383,016
    Retained earnings                                             168,091           172,626
    Treasury stock, at cost, 1,585,000 shares                     (10,406)          (10,406)
                                                              -----------       -----------


        Total stockholders' equity                                541,222           545,757
                                                              -----------       -----------

                                                              $ 1,546,958       $ 1,568,514
                                                              ===========       ===========

See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                     Sixteen Weeks Ended
                                                                 --------------------------
                                                                   May 22,         May 17,
                                                                    2000            1999
                                                                 ---------        ---------
Revenues:
    Company-operated restaurants                                 $ 527,373         $ 546,744
    Franchised and licensed restaurants and other                   56,955            48,979
                                                                 ---------         ---------
        Total revenues                                             584,328           595,723
                                                                 ---------         ---------

Operating costs and expenses:
    Restaurant operations:
        Food and packaging                                         162,517           163,732
        Payroll and other employee benefits                        165,563           165,579
        Occupancy and other operating expenses                     116,843           110,835
                                                                 ---------         ---------
                                                                   444,923           440,146

    Franchised and licensed restaurants                             43,752            35,528
    Advertising expenses                                            33,673            32,679
    General and administrative expenses                             45,677            39,765
                                                                 ---------         ---------

        Total operating costs and expenses                         568,025           548,118
                                                                 ---------         ---------

Operating income                                                    16,303            47,605

Interest expense                                                   (20,695)          (15,678)

Other income (expense), net                                            431              (266)
                                                                 ---------         ---------

Income (loss) before income taxes and extraordinary item            (3,961)           31,661
Income tax expense (benefit)                                        (1,510)           12,531
                                                                 ---------         ---------

Income (loss) before extraordinary item                             (2,451)           19,130

Extraordinary item - gain on early retirement of debt,
    net of applicable income taxes of $186                              --               290
                                                                 ---------         ---------

Net income (loss)                                                $  (2,451)        $  19,420
                                                                 =========         =========

Basic income (loss) per share before extraordinary item          $   (0.05)        $    0.36

Extraordinary item - gain on early retirement of debt,
    net of applicable income taxes - basic                              --               .01
                                                                 ---------         ---------

Net income (loss) per share - basic                              $   (0.05)        $    0.37
                                                                 =========         =========

Weighted average shares outstanding - basic                         50,501            51,860
                                                                 =========         =========

Diluted income (loss) per share before extraordinary item        $   (0.05)        $    0.36

Extraordinary item - gain on early retirement of debt,
    net of applicable income taxes - diluted                            --               .01
                                                                 ---------         ---------

Net income (loss) per share - diluted                            $   (0.05)        $    0.37
                                                                 =========         =========

Weighted average shares outstanding - diluted                       50,501            56,341
                                                                 =========         =========

See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Sixteen Weeks Ended
                                                                                 --------------------------
                                                                                   May 22,         May 17,
                                                                                    2000             1999
                                                                                 ---------         --------
Net cash flow from operating activities:
   Net income (loss)                                                            $  (2,451)        $  19,420
   Adjustments to reconcile net income to net cash provided by operating activities, excluding the effect of acquisitions and dispositions:
      Extraordinary gain on early retirement of debt                                   --              (476)
      Depreciation and amortization                                                35,827            27,923
      (Gain) loss on sale of property and equipment and capital leases               (531)              435
      Net noncash income                                                               --              (140)
      (Gain) loss on noncurrent asset and liability transactions                     (374)              370
      Net change in receivables, inventories, prepaid expenses
         and other current assets                                                  (2,649)            2,123
      Net change in accounts payable and other current liabilities                   (103)           (6,459)
                                                                                ---------         ---------
        Net cash provided by operating activities                                  29,719            43,196
                                                                                ---------         ---------

Cash flow from investing activities:
   Purchases of:
      Property and equipment                                                      (31,022)          (67,183)
      Long term investments                                                        (2,250)               --
   Proceeds from sale of property and equipment                                     5,611             3,404
   Increases in notes receivable and related party receivables                     (6,614)             (569)
   Collections on notes receivable, related party receivables
      and leases receivable                                                         6,356               890
   Net change in other assets                                                          77               558
                                                                                ---------         ---------
        Net cash used in investing activities                                     (27,842)          (62,900)
                                                                                ---------         ---------


Cash flow from financing activities:
   Net change in bank overdraft                                                   (21,839)            2,743
   Long-term borrowings                                                           104,000           237,000
   Repayments of long-term debt                                                   (88,206)         (204,825)
   Repayments of capital lease obligations                                         (3,217)           (1,858)
   Deferred financing costs                                                          (904)           (9,686)
   Net change in other long-term liabilities                                       (8,618)           (2,467)
   Payment of dividends                                                            (2,084)           (2,075)
   Exercise of stock options                                                           --               104
                                                                                ---------         ---------
        Net cash provided by (used in) financing activities                       (20,868)           18,936
                                                                                ---------         ---------
           Net decrease in cash and cash equivalents                            $ (18,991)        $    (768)
                                                                                =========         =========

Supplemental disclosures of cash flow information:

   Cash paid during period for:
     Interest (net of amount capitalized)                                          26,417            15,703
     Income taxes                                                                     139             5,957

See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 22, 2000 AND MAY 17, 1999

NOTE (A) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of CKE Restaurants, Inc. and its consolidated wholly-owned subsidiaries (the "Company" or "CKE") and have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company's 2000 Annual Report to Stockholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year or for any other future periods.

NOTE (B) LONG-TERM DEBT

     The senior credit facility, as amended, consists of a $400.0 million revolving credit facility and includes a $75.0 million letter of credit sub-facility and has a maturity date of February 2004.

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

     In April 2000, the Company amended its senior credit facility effective January 31, 2000, to amend certain of the covenants contained therein. The amended senior credit facility provides that the revolving commitments thereunder shall be reduced by the first $100.0 million in net proceeds from sales of restaurants and 75% of the second $100.0 million in net proceeds from sales of restaurants, and by the entire net proceeds from the sale of any of the Company's Carl's Jr. or Taco Bueno restaurants. The senior credit facility, as amended, prohibits the Company from purchasing shares of its common stock, purchasing its senior subordinated notes or convertible notes, from prepaying subordinated indebtedness and from increasing cash dividends paid from current levels. In addition, capital expenditures were reduced and construction of new restaurants is limited to construction already begun or committed to begin. The final maturity date remains unchanged; however, the interest rate payable on outstanding borrowings was increased. Failure to complete an asset sale or sales aggregating $125.0 million in net proceeds by the end of October 2000 will result in a further increase in the interest rate until such sales are completed. The Company was in compliance as of May 22, 2000 with all of its covenants governing its senior credit facility, as amended. As of May 22, 2000, the Company had $34.9 million of borrowings available under its senior credit facility.

NOTE (C) SENIOR SUBORDINATED NOTES

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 22, 2000 AND MAY 17, 1999

(Continued)

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

NOTE (D) CONVERTIBLE SUBORDINATED NOTES

     During the first quarter of fiscal 2000, the Company repurchased $3.0 million aggregate principal amount of convertible subordinated notes for $2.5 million in cash, including accrued interest thereon. The Company recognized an extraordinary gain on the early retirement of debt of $0.3 million, net of applicable income taxes of $0.2 million. To date, the Company has repurchased a total of $38.0 million aggregate principal amount of convertible subordinated notes.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 22, 2000 AND MAY 17, 1999

(Continued)

NOTE (E) EARNINGS (LOSS) PER SHARE

     The Company presents "basic" earnings (loss) per share which represents net earnings (loss) divided by the weighted average shares outstanding excluding all common stock equivalents and "diluted" earnings (loss) per share reflecting the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings (loss) per share:

                                                                                  (In thousands, except
                                                                                    per share amounts)

                                                                                   Sixteen Weeks Ended
                                                                                -------------------------
                                                                                 May 22,          May 17,
                                                                                  2000             1999
                                                                                --------         ---------

Basic Earnings (Loss) Per Share
Income (loss) before extraordinary item                                         $ (2,451)        $19,130
Extraordinary item - gain on early retirement of debt,
   net of applicable income taxes of $186                                             --             290
                                                                                --------         -------

Net income (loss)                                                               $ (2,451)        $19,420
                                                                                ========         =======

Weighted average number of common shares outstanding
  during the period                                                               50,501          51,860
                                                                                ========         =======

Basic income (loss) per share before extraordinary item                         $  (0.05)        $  0.36

Extraordinary item - gain on early retirement of debt,
  net of applicable income taxes - basic                                              --            0.01
                                                                                --------         -------

Basic income (loss) per share                                                   $  (0.05)        $  0.37
                                                                                ========         =======


Diluted Earnings (Loss) Per Share

Income (loss) before extraordinary item                                         $ (2,451)        $19,130
Interest expense and amortization of debt issuance costs,
  net of income tax effect applicable to convertible subordinated notes               --           1,415
                                                                                --------         -------

Diluted income (loss) before extraordinary item                                   (2,451)         20,545
Extraordinary item - gain on early retirement of debt, net of applicable
  income taxes of $186                                                                --             290
                                                                                --------         -------

Diluted net income (loss)                                                       $ (2,451)        $20,835
                                                                                ========         =======

Weighted average number of common shares outstanding
  during the period                                                               50,501          51,860

Incremental common shares attributable to:
  Exercise of outstanding options                                                     --             839
  Issuance of convertible subordinated notes                                          --           3,642
                                                                                --------         -------

      Total shares                                                                50,501          56,341
                                                                                ========         =======

Diluted net income (loss) per share before extraordinary item                      (0.05)        $  0.36

Extraordinary item - gain on early retirement of debt,
  net of applicable income taxes - diluted                                            --            0.01
                                                                                --------         -------

Diluted income (loss) per share                                                 $  (0.05)        $  0.37
                                                                                ========         =======

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 22, 2000 AND MAY 17, 1999

(Continued)

For the periods ended May 22, 2000 and May 17, 1999, 6.1 million shares and 5.5 million shares, respectively, relating to the possible exercise of outstanding stock options, and for the period ended May 22, 2000, 3.6 million shares issuable upon conversion of convertible subordinated notes, were not included in the computation of diluted earnings (loss) per share as their effect would have been anti-dulitive.

NOTE (F) SEGMENT INFORMATION

     The Company is engaged principally in developing, operating and franchising its Carl's Jr., Hardee's and Taco Bueno quick-service restaurants, each of which are considered strategic businesses that are managed and evaluated separately. As such, the Company considers its Carl's Jr., Hardee's and Taco Bueno chains to each be a reportable segment. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements for the fiscal year ending January 31, 2000.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate related items, results of insignificant operations and, as it relates to segment operating income or loss, income and expense not allocated to reportable segments.


Sixteen Weeks Ended
                                          CARL'S JR.      HARDEE'S     TACO BUENO       OTHER           TOTAL
                                          ----------      --------     ----------       -----           -----
MAY 22, 2000:
Revenues                                   $224,715      $  325,681      $30,272      $  3,660       $  584,328
Segment operating income (loss)              17,192           1,052        2,053        (3,994)          16,303
Capital expenditures                         14,314           9,637        4,059         3,012           31,022
Depreciation and amortization                 8,552          22,206        1,363         3,706           35,827
Total assets                                387,767       1,053,771       81,124        24,296        1,546,958

MAY 17, 1999:
Revenues                                   $207,851      $  356,230      $27,616      $  4,026       $  595,723
Segment operating income (loss)              23,086          25,780        3,272        (4,533)          47,605
Capital expenditures                          9,187          47,182        5,418         5,396           67,183
Depreciation and amortization                 7,785          17,219        1,022         1,897           27,923
Total assets (as of January 31, 2000)       383,124       1,089,867       77,507        18,016        1,568,514

NOTE (G) STOCK REPURCHASES

     During the third quarter of fiscal 2000, the Company's Board of Directors authorized the re-purchase of up to five million shares of the Company's common stock on the public market. As of May 22, 2000, the Company had repurchased 1,585,000 shares of common stock for $10.4 million, at an average price of $6.53 per share.

NOTE (H) RECENT DEVELOPMENTS

     In November 1999, the Company announced its decision to create a single support and administration center for all of its restaurant concepts by consolidating the majority of the corporate functions of its Hardee's subsidiary, located in Rocky Mount, North Carolina, within its corporate headquarters in Anaheim, California. As a result of this decision, the Company accrued $2.1 million of termination benefits for a total of approximately 150 employees that would be laid-off in phases that began in January 2000 and will continue through August 2000. In the first quarter of fiscal 2001, the Company paid $0.9 million of termination benefits to approximately 46 employees who were involuntarily terminated during the quarter. Such amounts were charged against the severance reserve. As of May 22, 2000, approximately $0.9 million remained accrued for employees to be laid off during the remainder of fiscal 2001.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 22, 2000 AND MAY 17, 1999

(Continued)

     In the fourth quarter of fiscal 2000, the Company recorded a store closure reserve at Hardee's of $16.3 million for 105 Hardee's restaurants to be closed during fiscal 2001. The store closure reserve relates primarily to the net present value of any remaining lease obligations after the expected closure date, net of estimated sublease income. During the first quarter, the Company utilized $0.5 million of this reserve. As of May 22, 2000, approximately $15.8 million remained accrued for the store closure reserve.

     In fiscal 2001 through June 30, 2000, the Company has completed the sale of 21 Hardee's restaurants, generating net proceeds of approximately $12.6 million and a gain of $1.7 million, of which two of these restaurants were sold in the first quarter. In addition, in fiscal 2001 through June 30, 2000, the Company has completed the sale of 9 Carl's Jr. restaurants, generating net proceeds of approximately $5.2 million and a gain of $2.5 million. In accordance with the terms of the senior credit facility, as amended, the results of these asset sales have reduced the revolving commitments to approximately $355 million. The Company also has definitive agreements for the sale of 251 Hardee's units, which are expected to generate proceeds of approximately $73 million and a loss of approximately $36 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Consolidated net income (loss) for the 16-week period ended May 22, 2000 decreased 112.6% to a net loss of $2.5 million, or ($0.05) per share on a diluted basis as compared with net income of $19.4 million, or $0.37 per share on a diluted basis for the prior year quarter.

     The decline in consolidated net income (loss) was primarily due to declining sales at our Hardee's restaurants, combined with the fixed nature of certain of our operating costs. In addition, we incurred a significant increase in interest expense in connection with our private placement of $200 million of senior subordinated notes on March 4, 1999 and increased borrowings on our senior credit facility as well as an increase in general and administrative costs.

     On a diluted basis, the number of shares outstanding decreased 10.4% as compared with the first quarter of fiscal 2000. The decrease is due primarily to reflecting our convertible subordinated notes as if they were converted into shares of our common stock in the calculation of diluted shares outstanding in the prior year. These shares were not included in the diluted shares outstanding calculation in the current year due to their anti-dilutive nature.

     During the first quarter of fiscal 2001, we opened 8 new Carl's Jr. restaurants while our franchisees opened 10 new restaurants. As of May 22, 2000, our Carl's Jr. system consisted of 570 company-operated restaurants, 353 franchised restaurants and 24 international restaurants for a system total of 947 Carl's Jr. restaurants. At the end of the quarter, our Hardee's system consisted of 1,339 company-operated restaurants, 1,314 franchised restaurants and 121 international restaurants for a system total of 2,774 Hardee's restaurants. Additionally, we opened 3 Taco Bueno restaurants for a total of 124 company-operated restaurants.

     We remodeled 17 restaurants to the Star Hardee's format during the first quarter of fiscal 2001 and our franchisees remodeled 58 restaurants to the Star Hardee's format, bringing the total number of restaurants remodeled to 724, which represents approximately 26.1% of the system. Star Hardee's is designed to showcase the new and improved Hardee's menu and to bring customers back to Hardee's. After testing various combinations of both brands in certain markets, we are now remodeling Hardee's restaurants to the new Star Hardee's format by installing charbroilers in the kitchens, remodeling the interior and exterior of the restaurants and installing new signage that retains the Hardee's name but shares space with the Carl's Jr. Star logo. In addition, we, along with some franchisees, are considering a limited remodel which consists primarily of the addition of a charbroiler and certain interior and exterior enhancements.

     This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          MAY 22, 2000 AND MAY 17, 1999

(Continued)

impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; demands placed on management and capital resources by the substantial increase in our size resulting from the acquisitions of our Hardee's and FEI restaurants; changes in our integration plans for Hardee's and our expansion plans; risks that sales growth resulting from our current and future remodeling and dual-branding of restaurants and other operating strategies can be sustained at the current levels experienced; and other risks detailed in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     Revenues from company-operated restaurants decreased $19.4 million or 3.5% to $527.4 million in the first quarter of fiscal 2001 as compared with the prior year first quarter. Revenues from our Carl's Jr. and Taco Bueno concepts were up $10.9 million and $2.7 million, respectively, while revenues from our Hardee's concept decreased $32.6 million from the prior year period. On a same-store sales basis, our company-operated Carl's Jr. sales increased 3.6% for the quarter while our company-operated Hardee's and Taco Bueno concepts sales decreased 6.2% and 1.9%, respectively, compared with the first quarter of fiscal 2000. The increase in revenue from our Carl's Jr. restaurants was primarily attributable to an increase in the number of restaurants open and operating during the first quarter of fiscal 2001 as compared with the comparable period of the prior year. The increase in revenue from our Taco Bueno concept was due to an increase in the number of restaurants open and operating during the first quarter of fiscal 2001 as compared to fiscal 2000. Hardee's revenues decreased in the first quarter of fiscal 2001 due primarily to the concept's continued same-store sales declines and the sale of several restaurants to franchisees in the fourth quarter of fiscal 2000. Average unit volumes for the trailing 52-week period ended May 22, 2000 for our company-operated Carl's Jr., Taco Bueno and Hardee's chains were $1,089,000, $800,000, and $779,000, respectively.

     Our revenues from franchised and licensed restaurants for the 16-week period ended May 22, 2000 increased $8.0 million, or 16.3%, to $57.0 million from the comparable period in fiscal 2000. This increase is primarily due to an increase in royalties from, and food purchases by, Carl's Jr. franchisees and licensees as a result of an increase in the number of Carl's Jr. franchised restaurants operating in the first quarter of fiscal 2001 as compared with the first quarter of fiscal 2000, an increase in the number of Hardee's franchised restaurants operating in the first quarter of fiscal 2001 as compared to fiscal 2000, and an increase in equipment sales to Hardee's franchisees in connection with the remodeling of Hardee's restaurants to the Star Hardee's format.

     Restaurant-level margins for our company-operated Carl's Jr. restaurants decreased 1.9% to 21.9% for the 16-week period ended May 22, 2000 from the corresponding period of the prior year, primarily due to increases in food and packaging and payroll and other employee benefits. As a percentage of revenues from company-operated Carl's Jr. restaurants, food and packaging costs increased 1.1% to 29.5%. The increase over the prior year period was primarily due to an increase in beef commodity prices, combined with the effect of a price-discounting program for selected sandwiches, primarily the $0.99 Spicy Chicken Sandwich. Payroll and other employee benefits for our Carl's Jr. chain, as a percentage of revenues from company-operated restaurants, increased 0.9% to 27.3% for the first quarter of fiscal 2001. This increase was primarily due to the overall tighter labor market and the increased competitive pressures in attracting and retaining qualified employees, which has led to a higher average hourly wage rate during the quarter. In addition, we made a conscious decision to increase labor in our restaurants in an effort to maintain quality guest service. Occupancy and other operating expenses have decreased 0.1% to 21.3% in the current quarter as compared to the corresponding quarter of the prior year. This was primarily due to the fixed nature of certain operating costs.

     Restaurant-level margins for our company-operated Hardee's restaurants decreased 5.6% to 11.1% for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. This decrease was primarily due to increases in payroll and other employee benefits and occupancy and other operating expenses. Food and packaging costs at the

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          MAY 22, 2000 AND MAY 17, 1999

(Continued)

Hardee's chain increased 0.9% to 31.8% for the quarter. This increase was due to higher food cost items comprising a larger percentage of the Hardee's product mix, primarily chicken products. Payroll and other employee benefits, as a percentage of revenues from company-operated Hardee's restaurants, increased 1.6% to 33.9% for the first quarter of fiscal 2001. This increase was primarily due to the overall tighter labor market and the increased competitive pressures in attracting and retaining qualified employees, which has led to higher average manager and crew wages. Occupancy and other operating expenses increased 3.2% to 23.2% for the current year quarter. This was primarily due to an increase in repair and maintenance expense during the current year quarter as compared to the prior year quarter, as well as an increase in depreciation as a result of new equipment being installed in the Hardee's restaurants over the past year in conjunction with the Star Hardee's remodels.

     Taco Bueno's restaurant-level margins decreased 4.5% to 22.7% for the 16-week period ended May 22, 2000 from the corresponding period of the prior year. Taco Bueno's food and packaging costs increased 0.9% from the prior year to 29.1%. This increase was due primarily to higher commodity costs and the introduction of the new Popcorn Chicken line, which is a higher cost product. Payroll and other employee benefits increased 1.5% to 31.9% for the quarter. This increase was primarily attributable to the company's decision to keep the restaurants staffed in light of decreased same-store sales in an effort to maintain quality guest service. Occupancy and other operating costs increased 2.1% to 16.3% when compared with the prior year first quarter. Contributing to this increase were mainly depreciation and repair and maintenance costs. The increase in depreciation as a percentage of company-operated restaurant sales was due to the completion of several signage projects in the current year which are now being depreciated, while the increase in repair and maintenance expense was due to the recent expiration of warranties on the point-of-sale systems at the Taco Bueno chain.

     Franchised and licensed restaurant and other costs increased 23.1% or $8.2 million to $43.8 million for the first 16 weeks of fiscal 2001. The increase is primarily due to increased food and other products purchased from us by Carl's Jr. franchisees and licensees and increased equipment purchases from us by Hardee's franchisees and licensees.

     Advertising expenses increased $1.0 million in the first quarter of fiscal 2001 over the comparable period of fiscal 2000 principally due to increased advertising support for Carl's Jr. Advertising has become increasingly important in the current competitive environment and, as a result, advertising expenses have increased in terms of dollars spent in the current fiscal year as compared with the prior fiscal year, while remaining relatively consistent as a percentage of company-operated revenues.

     General and administrative expenses increased $5.9 million to $45.7 million for the 16-week period ended May 22, 2000, as compared to the 16-week period ended May 17, 1999. As a percentage of total revenues, general and administrative expenses increased 1.1% to 7.8% of total revenues for the first quarter of fiscal 2001. This increase is primarily attributable to an increase in information technology costs associated with the continued implementation of our new computer system and depreciation of systems installed during the latter part of fiscal 2000. In addition, in connection with the previously announced restructuring and consolidation of administrative functions from Rocky Mount, North Carolina to Anaheim, California, the company is experiencing duplicative costs for certain administrative functions during this transition period. These costs are expected to decline as the consolidation is completed.

     Interest expense for the 16-week period ended May 22, 2000 increased $5.0 million to $20.7 million as compared with the comparable prior year period due to higher levels of borrowings outstanding under our senior credit facility as well as an overall increase in interest rates. As a result of the amendment to our senior credit facility subsequent to year-end, the applicable margin used to determine our interest rate payable on outstanding borrowings was increased. As such, we would expect to see our interest expense rise in future quarters even if our borrowings outstanding under our senior credit facility remain unchanged. However, we plan to mitigate the effect of higher interest rates by reducing outstanding borrowings with proceeds from sales of restaurants, which is required by the senior credit facility, as amended. Also contributing to the rise in interest expense was the $200.0 million aggregate principal amount of 9.125% senior subordinated notes due 2009. These notes were issued during the first quarter of fiscal 2000 and as such, the prior year included only a partial quarter of this interest expense while the current year included a full quarter.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          MAY 22, 2000 AND MAY 17, 1999

(Continued)

     Other income (expense), net, mainly consists of interest income, lease income, dividend income, gains and losses on sales of restaurants, income and loss on long-term investments, property management expenses and other non-recurring income and expenses. Other income (expense), net, increased $0.7 million in the first quarter of fiscal 2001 as compared with the comparable period in the prior fiscal year. The increase in other income (expense), net, was primarily due to the recognition of a $0.9 million gain on the sale of restaurants in the current quarter.

     During the third quarter of fiscal 1999, the Board of Directors approved the buyback of up to $50.0 million aggregate principal amount of convertible subordinated notes. In the first quarter of fiscal 2000, we repurchased $3.0 million of these notes for $2.5 million in cash, including accrued interest thereon. In connection with this repurchase, we recognized an extraordinary gain on the early retirement of debt of $0.3 million, net of applicable income taxes of $0.2 million.

FINANCIAL CONDITION

     Cash and cash equivalents decreased $19.0 million to $17.5 million in the 16 week period ended May 22, 2000. Investing activities absorbed $24.0 million of our cash to fund capital additions of $31.0 million. Partially generating some of the funds necessary were $5.6 million from the sale of property and equipment and $4.3 million from collections on and sale of notes receivable, related party receivables and leases receivable. Financing activities absorbed $20.9 million in cash, primarily as a result of timing of payments to suppliers. Cash flows from operating and financing activities were mainly used to fund the development of Carl's Jr. restaurants and the remodeling of our Hardee's restaurants to the new Star Hardee's format, to repay $3.2 million in capital lease obligations and to pay dividends of $2.1 million.

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

     In connection with our private placement of senior subordinated notes, we also amended and restated our senior credit facility to increase the lenders' commitments under our revolving credit facility to $500.0 million from $250.0 million (the commitment has since been amended to $400 million). We also increased our letter of credit sub-facility to $75.0 million from $65.0 million, and changed the maturity date of the senior credit facility to February 2004. The term loan component of the senior credit facility was eliminated as a result of these transactions.

     Borrowings under the senior credit facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions. We will be required to repay borrowings under the senior credit facility with the proceeds from (i) certain asset sales, (ii) the issuance of certain equity securities, and (iii) the issuance of additional indebtedness. Of the various options we have regarding interest rates, we have selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

     Our senior credit facility contains the following significant covenants:

     o restrictions on our ability to incur additional indebtedness and incur liens on our assets, subject to specified exceptions;

     o requirements that we satisfy specified financial tests as a precondition to our acquisition of other businesses; and

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          MAY 22, 2000 AND MAY 17, 1999

(Continued)

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

     In April 2000, we amended our senior credit facility effective January 31, 2000, to amend certain of the covenants contained therein. The amended senior credit facility provides that the revolving commitments thereunder shall be reduced by the first $100.0 million in net proceeds from sales of restaurants and 75% of the second $100.0 million in net proceeds from sales of restaurants, and by the entire net proceeds from the sale of any of our Carl's Jr. or Taco Bueno restaurants. The senior credit facility, as amended, prohibits us from purchasing shares of our common stock, purchasing our senior subordinated notes or convertible notes, from prepaying subordinated indebtedness and from increasing cash dividends paid from current levels. In addition, capital expenditures were reduced and construction of new restaurants is limited to construction already begun or committed to begin. The final maturity date remains unchanged; however, the interest rate payable on outstanding borrowings was increased. Failure to complete an asset sale or sales aggregating $125.0 million in net proceeds by the end of October 2000 will result in a further increase in the interest rate until such sales are completed. We were in compliance as of May 22, 2000 with all of our covenants governing our senior credit facility, as amended. As of May 22, 2000, we had $34.9 million of borrowings available under our senior credit facility.

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

     It is our intention to reposition and rebalance our company so that we will have a larger proportion of franchised restaurants rather than company-operated restaurants. We are planning to sell up to 500 Hardee's restaurants to existing and new franchisees during fiscal 2001, which should generate net proceeds to the company of approximately $200.0 million. We intend to condition such sales upon the purchasers' agreement to perform additional development with respect to the purchased restaurants, including the Star Hardee's remodeling, and upon the execution of royalty agreements providing for full royalties at four percent of net sales. The net proceeds from these asset sales will be used to repay outstanding borrowings under our senior credit facility. In the current fiscal year, the company has completed the sale of 21 Hardee's restaurants, generating net proceeds of approximately $12.6 million.

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

     We believe that cash generated from our various restaurant concept operations, along with cash and cash equivalents on hand as of May 22, 2000, and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the foreseeable future. As of May 22, 2000, we had $34.9 million of borrowings available to us under our senior credit facility. If those sources of capital, together with net proceeds from sales of restaurants, are insufficient to satisfy our capital spending and working capital requirements, we may be required to sell additional restaurants or obtain additional credit facilities. In addition, substantially all of the real properties we own and use for our restaurant operations are unencumbered and could be used by us as collateral for additional debt financing or could be sold and subsequently leased back to us.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          MAY 22, 2000 AND MAY 17, 1999

(Continued)

     In the event that our Hardee's restaurants continue to show declines in same-store sales or our Carl's Jr. restaurants begin to experience declines in same-store sales, and if we are unable to generate proceeds from the sale of restaurants at prices and on terms sufficient to service our senior credit facility, we may need to refinance all or a portion of our indebtedness on or before maturity in order to avoid a short and long term liquidity shortage. The availability of capital sources will depend upon prevailing market conditions, interest rates and our then-existing financial position.

YEAR 2000

     We have addressed the potential business risks associated with the Year 2000. The Year 2000 issue involved the use of a two-digit year field instead of a four-digit year field in computer systems. If computer systems cannot distinguish between the year 1900 and the year 2000, system failures or other computer errors could result. To date, we are not aware of the occurrence of any significant Year 2000 problems being reported. Some business risks associated with the Year 2000 issue may remain throughout 2000. However, it is not anticipated that future Year 2000 issues, if any, will have a material adverse effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     Our principal exposure to financial market risks is the impact that interest rate changes could have on our $400.0 million senior credit facility, of which $285.0 million remained outstanding as of May 22, 2000. Borrowings under our senior credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 8.6% in fiscal 2001). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $2.9 million in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility and assumes no change in the volume, index or composition of debt at May 22, 2000. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

           10.33           Green Burrito Master Franchise Agreement dated
                           June 5, 2000 by and among the Company and Green Burrito Grill Franchise Corporation and Santa Barbara Restaurant Group, Inc.

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

                                                   CKE RESTAURANTS, INC.
                                                   ---------------------
                                                        (Registrant)


July 6, 2000                                      /s/  Carl A. Strunk
------------                                      ------------------------------
   Date                                                Executive Vice President,
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit #          Description
---------          -----------

 10.33 Green Burrito Master Franchise Agreement dated June 5, 2000 by and among the Company and Green Burrito Grill Franchise Corporation and Santa Barbara
                   Restaurant Group, Inc.

 12.1              Computation of Ratios

 27.1 Financial Data Schedule (included only with electronic filing).