Form 10-Q
period 2000-08-14
CKE RESTAURANTS INC
filed 2000-09-28
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  August 14, 2000

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           for the transition period from ____________ to ____________

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

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


               As of September 14, 2000, 50,501,421 shares of the
                  Registrant's Common Stock were outstanding.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                        Page
                                                                                        ----
Part I.  Financial Information

   Item 1.  Consolidated Financial Statements:

      Consolidated Balance Sheets as of August 14, 2000 and January 31, 2000..........    2

      Consolidated Statements of Operations for the twelve and twenty-eight weeks
          ended August 14, 2000 and August 9, 1999....................................    3

      Consolidated Statements of Cash Flows for the twenty-eight weeks ended
          August 14, 2000 and August 9, 1999..........................................    4

      Notes to Consolidated Financial Statements......................................    5

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................................   10

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............   15


Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders.......................   16

   Item 6.  Exhibits and Reports on Form 8-K..........................................   17

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         (Unaudited)
                                                          August 14,        January 31,
                                                            2000              2000
                                                         -----------       -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                             $    24,834       $    36,505
   Accounts receivable, net                                   54,024            42,928
   Related party receivables                                   4,389             5,006
   Inventories                                                23,313            26,463
   Prepaid expenses                                           14,149            14,717
   Other current assets                                        1,903             2,454
                                                         -----------       -----------

          Total current assets                               122,612           128,073

Property and equipment, net                                  971,188         1,051,480
Property under capital leases, net                            80,017            84,482
Long-term investments                                          5,796             3,002
Notes receivable                                              15,177             7,383
Related party receivables                                         --               583
Deferred income taxes, net                                    15,006            15,006
Costs in excess of assets acquired, net                      240,012           243,304
Other assets                                                  32,624            35,201
                                                         -----------       -----------

                                                         $ 1,482,432       $ 1,568,514
                                                         ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                     $   253,470       $     5,532
   Current portion of capital lease obligations                9,979             9,603
   Accounts payable                                           71,617            99,204
   Other current liabilities                                  84,899            97,582
                                                         -----------       -----------

          Total current liabilities                          419,965           211,921
                                                         -----------       -----------

Long-term debt                                                 5,627           274,996
Senior subordinated notes                                    200,000           200,000
Convertible subordinated notes                               159,225           159,225
Capital lease obligations                                     87,156            92,063
Other long-term liabilities                                   83,167            84,552
Stockholders' equity:
   Preferred stock, $.01  par value; authorized
       5,000,000 shares; none issued or outstanding               --                --
   Common stock, $.01 par value; authorized
       100,000,000 shares; issued and outstanding
       52,086,421 shares                                         521               521
Additional paid-in capital                                   383,016           383,016
Retained earnings                                            154,161           172,626
Treasury stock, at cost, 1,585,000 shares                    (10,406)          (10,406)
                                                         -----------       -----------

          Total stockholders' equity                         527,292           545,757
                                                         -----------       -----------

                                                         $ 1,482,432       $ 1,568,514
                                                         ===========       ===========


See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                                           Twelve Weeks Ended           Twenty-eight Weeks Ended
                                                                      ---------------------------     ---------------------------
                                                                       August 14,      August 9,       August 14,      August 9,
                                                                         2000            1999            2000            1999
                                                                      -----------     -----------     -----------     -----------
Revenues:
   Company-operated restaurants                                       $   386,851     $   423,424     $   914,225     $   970,168
   Franchised and licensed restaurants and other                           51,645          41,835         108,601          90,814
                                                                      -----------     -----------     -----------     -----------
       Total revenues                                                     438,496         465,259       1,022,826       1,060,982
                                                                      -----------     -----------     -----------     -----------

Operating costs and expenses:
   Restaurant operations:
       Food and packaging                                                 120,825         126,498         283,343         290,230
       Payroll and other employee benefits                                123,699         132,295         289,262         297,874
       Occupancy and other operating expenses                              91,060          84,180         207,903         195,015
                                                                      -----------     -----------     -----------     -----------

                                                                          335,584         342,973         780,508         783,119

   Franchised and licensed restaurants and other                           35,816          31,197          79,568          66,725
   Advertising expenses                                                    23,362          28,614          57,035          61,293
   General and administrative expenses                                     32,953          31,328          78,630          71,093
                                                                      -----------     -----------     -----------     -----------

       Total operating costs and expenses                                 427,715         434,112         995,741         982,230
                                                                      -----------     -----------     -----------     -----------

Operating income                                                           10,781          31,147          27,085          78,752

Interest expense                                                          (16,550)        (13,492)        (37,245)        (29,170)

Other expense, net                                                        (16,988)           (811)        (16,558)         (1,077)
                                                                      -----------     -----------     -----------     -----------

Income (loss) before income taxes and extraordinary item                  (22,757)         16,844         (26,718)         48,505
Income tax expense (benefit)                                               (8,827)          6,546         (10,337)         19,077
                                                                      -----------     -----------     -----------     -----------

Income (loss) before extraordinary item                                   (13,930)         10,298         (16,381)         29,428

  Extraordinary item - gain on early retirement of
              debt, net of applicable income taxes of $186                     --              --              --             290
                                                                      -----------     -----------     -----------     -----------

         Net income (loss)                                            $   (13,930)    $    10,298     $   (16,381)    $    29,718
                                                                      ===========     ===========     ===========     ===========

         Basic income (loss) per share before extraordinary item      $     (0.28)    $      0.20     $     (0.32)    $      0.56

         Extraordinary item - gain on early retirement of
              debt, net of income taxes - basic                                --              --              --             .01
                                                                      -----------     -----------     -----------     -----------

         Net income (loss) per share - basic                          $     (0.28)    $      0.20     $     (0.32)    $      0.57
                                                                      -----------     -----------     -----------     -----------

         Weighted average shares outstanding - basic                       50,501          52,009          50,501          51,934
                                                                      ===========     ===========     ===========     ===========

         Diluted income (loss) per share before extraordinary item    $     (0.28)    $      0.20     $     (0.32)    $      0.56

         Extraordinary item - gain on early retirement of
              debt, net of applicable taxes - diluted                          --              --              --             .01
                                                                      -----------     -----------     -----------     -----------

         Net income (loss) per share - diluted                        $     (0.28)    $      0.20     $     (0.32)    $      0.57
                                                                      -----------     -----------     -----------     -----------

         Weighted average shares outstanding - diluted                     50,501          56,186          50,501          56,263
                                                                      ===========     ===========     ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                         Twenty-eight Weeks Ended
                                                                                         -------------------------
                                                                                         August 14,      August 9,
                                                                                           2000            1999
                                                                                         ----------      ---------
Net cash flow from operating activities:
   Net income (loss)                                                                     $ (16,381)      $  29,718
   Adjustments to reconcile net income to net cash provided by operating activities, excluding the effect of acquisitions and dispositions:
     Extraordinary gain on early retirement of debt                                             --            (476)
     Depreciation and amortization                                                          61,687          50,674
     Loss on sale of property and equipment and capital leases                              20,562           2,133
     Noncash litigation settlement                                                              --             722
     Net noncash investment and dividend income                                                 --            (140)
     Loss (gain) on noncurrent asset and liability transactions                               (399)            555
     Net change in receivables, inventories and other
       current assets and prepaid expenses                                                 (12,797)         (6,025)
     Net change in accounts payable and other current liabilities                          (35,429)        (20,513)
                                                                                         ---------       ---------

       Net cash provided by operating activities                                            17,243          56,648
                                                                                         ---------       ---------

Cash flow from investing activities:
   Purchases of:
     Property and equipment                                                                (58,047)       (126,169)
     Long term investments                                                                  (2,782)             --
   Proceeds from sale of property and equipment                                             66,709           9,948
   Increase in notes receivable and related party receivables                              (10,593)           (737)
   Collections on notes receivable and related party receivables                            10,356           1,757
   Net change in other assets                                                                1,581          (1,638)
   Acquisitions, net of cash acquired                                                           --          (1,303)
                                                                                         ---------       ---------

       Net cash provided by (used in) investing activities                                   7,224        (118,142)
                                                                                         ---------       ---------

Cash flow from financing activities:
   Net change in bank overdraft                                                             (4,841)         15,973
   Long-term borrowings                                                                    177,000         274,000
   Repayments of long-term debt                                                           (198,431)       (215,004)
   Repayments of capital lease obligations                                                  (5,493)         (3,744)
   Deferred financing costs                                                                   (904)        (10,686)
   Net change in other long-term liabilities                                                (1,385)         (1,179)
   Payment of dividends                                                                     (2,084)         (2,074)
   Exercise of stock options                                                                    --           1,459
                                                                                         ---------       ---------

       Net cash provided by (used in) financing activities                                 (36,138)         58,745
                                                                                         ---------       ---------
       Net decrease in cash and cash equivalents                                           (11,671)         (2,749)
       Cash and cash equivalents at beginning of period                                     36,505          46,297
                                                                                         ---------       ---------
       Cash and cash equivalents at end of period                                        $  24,834       $  43,548
                                                                                         =========       =========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
    Interest                                                                             $  37,052       $  22,862
    Income taxes                                                                                --          14,786


See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 14, 2000 AND AUGUST 9, 1999


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


NOTE (B) LONG TERM DEBT

        The Company's senior credit facility, as amended, consists of a $400.0 million revolving credit facility and includes a $75.0 million letter of credit sub-facility and has a maturity date of February 2004. The facility has since been reduced, pursuant to asset sales, to approximately $312.0 million as of August 14, 2000.

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

        In April 2000, the Company amended its senior credit facility effective January 31, 2000, to amend certain of the covenants contained therein and then further amended the credit facility effective August 14, 2000. The amended senior credit facility provides that the revolving commitments thereunder shall be reduced by the entire net proceeds from the sale of any of the Company's restaurants. The senior credit facility, as amended, also prohibits the Company from purchasing shares of its common stock, purchasing its senior subordinated notes or convertible notes, from prepaying subordinated indebtedness and from paying cash dividends. In addition, capital expenditures were reduced and construction of new restaurants is limited to construction already begun or committed to begin. The final maturity date remains unchanged; however, the interest rate payable on outstanding borrowings was increased. Failure to complete an asset sale or sales aggregating $150.0 million in net proceeds by the end of October 2000 will result in a further increase in the interest rate until such sales are completed.

        As of August 14, 2000, the Company was not in compliance with certain covenants governing its senior credit facility. The Company has received a waiver of this non-compliance through January 29, 2001. It is the Company's intention to repay outstanding borrowings on its senior credit facility with the net proceeds from its asset sales during the next twelve months. Accordingly, the total amount outstanding under the senior credit facility of $248 million as of August 14, 2000 has been classified as a current liability on the consolidated balance sheet. As of August 14, 2000, the Company had $14.7 million of borrowings available under its senior credit facility. In the event the senior credit facility is declared accelerated, the senior subordinated notes and the convertible subordinated notes may also become accelerated under certain circumstances and after all cure periods have expired.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 14, 2000 AND AUGUST 9, 1999


(Continued)

NOTE (C) SENIOR SUBORDINATED NOTES

        On March 4, 1999, the Company completed a private placement of $200.0 million aggregate principal amount of senior subordinated notes, in which the Company received net proceeds of approximately $194.8 million, of which $190.0 million was used to repay indebtedness under the senior credit facility. The senior subordinated notes are due in May 2009, carry a 9.125% coupon rate, payable semi-annually, and are redeemable by the Company beginning on May 1, 2004. The indenture relating to the senior subordinated notes imposes restrictions on the Company's ability (and the ability of its subsidiaries) to incur additional indebtedness, pay dividends on, redeem or repurchase its capital stock, make investments, incur liens on its assets, sell assets other than in the ordinary course of business, and enter into certain transactions with its affiliates. The senior subordinated notes represent unsecured general obligations subordinate in right of payment to the Company's senior indebtedness including its senior credit facility.

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 14, 2000 AND AUGUST 9, 1999

(Continued)

NOTE (E) EARNINGS (LOSS) PER SHARE

     The Company presents "basic" earnings (loss) per share which represents net earnings (loss) divided by the weighted average shares outstanding excluding all potentially dilutive common shares and "diluted" earnings (loss) per share reflecting the dilutive effect of all potentially dilutive common shares. The following table illustrates the computation of basic and diluted earnings (loss) per share:

                                                                           (In thousands except per share amounts)
                                                                      Twelve Weeks Ended       Twenty-eight Weeks Ended
                                                                  -------------------------    -------------------------
                                                                  August 14,      August 9,    August 14,      August 9,
                                                                     2000           1999          2000           1999
                                                                  ----------      ---------    ----------      ---------
Basic Earnings (Loss) Per Share

Income (loss) before extraordinary item                            $(13,930)      $ 10,298      $(16,381)      $ 29,428
Extraordinary item - gain on early retirement of debt,
   net of applicable income taxes of $186                                --             --            --            290
                                                                   --------       --------      --------       --------

Net income (loss)                                                  $(13,930)      $ 10,298      $(16,381)      $ 29,718
                                                                   ========       ========      ========       ========

Weighted average number of common shares outstanding
   during the period                                                 50,501         52,009        50,501         51,934
                                                                   ========       ========      ========       ========

Basic income (loss) per share before extraordinary item            $  (0.28)      $   0.20      $  (0.32)      $   0.56

Extraordinary item - gain on early retirement of debt,
   net of applicable income taxes - basic                                --             --            --           0.01
                                                                   --------       --------      --------       --------

Net income (loss) per share - basic                                $  (0.28)      $   0.20      $  (0.32)      $   0.57
                                                                   ========       ========      ========       ========

Diluted Earnings (Loss) Per Share

Income (loss) before extraordinary item                            $(13,930)      $ 10,298      $(16,381)      $ 29,428
Interest expense and amortization of debt issuance costs,
   net of income tax effect applicable to convertible
   subordinated notes                                                    --          1,049            --          2,464
                                                                   --------       --------      --------       --------

Diluted income (loss) before extraordinary item                     (13,930)        11,347       (16,381)        31,892
Extraordinary item - gain on early retirement of debt, net of
   applicable income taxes of $186                                       --             --            --            290
                                                                   --------       --------      --------       --------

Diluted net income (loss)                                          $(13,930)      $ 11,347      $(16,381)      $ 32,182
                                                                   ========       ========      ========       ========

Weighted average number of common shares outstanding
   during the period                                                 50,501         52,009        50,501         51,934

Incremental common shares attributable to:
   Exercise of outstanding options                                       --            544            --            691
   Conversion of convertible subordinated notes                          --          3,633            --          3,638
                                                                   --------       --------      --------       --------

      Total shares                                                   50,501         56,186        50,501         56,263
                                                                   ========       ========      ========       ========

Diluted net income (loss) per share before extraordinary item         (0.28)          0.20         (0.32)          0.56

Extraordinary item - gain on early retirement of debt,
   net of applicable income taxes - diluted                              --             --            --           0.01
                                                                   --------       --------      --------       --------

Net income (loss) per share - diluted                              $  (0.28)      $   0.20      $  (0.32)      $   0.57
                                                                   ========       ========      ========       ========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 14, 2000 AND AUGUST 9, 1999

(Continued)

        For the 12-week periods ended August 14, 2000 and August 9, 1999, 7.0 million shares and 6.4 million shares, respectively, relating to the possible exercise of outstanding stock options, and for the 12-week period ended August 14, 2000, 3.6 million shares issuable upon conversion of convertible subordinated notes, were not included in the computation of diluted earnings
(loss) per share as their effect would have been anti-dilutive.

        For the 28-week periods ended August 14, 2000 and August 9, 1999, 7.0 million shares and 6.2 million shares, respectively, relating to the possible exercise of outstanding stock options, and for the 28-week period ended August 14, 2000, 3.6 million shares issuable upon conversion of convertible subordinated notes, were not included in the computation of diluted earnings
(loss) per share as their effect would have been anti-dilutive.


NOTE (F) SEGMENT INFORMATION

        The Company is engaged principally in developing, operating and franchising its Carl's Jr., Hardee's and Taco Bueno quick-service restaurants, each of which are considered strategic businesses that are managed and evaluated separately. As such, the Company considers its Carl's Jr., Hardee's and Taco Bueno chains to each be a reportable segment. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements for the fiscal year ended January 31, 2000.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate related items, results of insignificant operations and, as it relates to segment operating income or loss, income and expense not allocated to reportable segments.


TWELVE WEEKS ENDED
------------------
                                                 CARL'S JR.       HARDEE'S        TACO BUENO         OTHER            TOTAL
                                                 -----------     -----------      -----------     -----------      -----------
AUGUST 14, 2000:
Revenues ...................................     $   174,497     $   237,985      $    23,117     $     2,897      $   438,496
Segment operating income (loss) ............          12,661             (26)           1,704          (3,558)          10,781
Capital expenditures .......................          12,798          10,634            1,310           2,283           27,025
Depreciation and amortization ..............           6,491          15,197            1,053           3,119           25,860

AUGUST 9, 1999:
Revenues ...................................     $   162,740     $   278,207      $    21,245     $     3,067      $   465,259
Segment operating income (loss) ............          17,974          13,835            2,001          (2,663)          31,147
Capital expenditures .......................          13,788          35,953            4,936           4,309           58,986
Depreciation and amortization ..............           5,570          14,028              924           2,229           22,751

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 14, 2000 AND AUGUST 9, 1999


(Continued)

TWENTY-EIGHT WEEKS ENDED
------------------------
                                                 CARL'S JR.       HARDEE'S        TACO BUENO         OTHER            TOTAL
                                                 -----------     -----------      -----------     -----------      -----------
AUGUST 14, 2000:
Revenues ...................................     $   399,212     $   563,668      $    53,388     $     6,558      $ 1,022,826
Segment operating income (loss) ............          30,056           1,027            3,757          (7,755)          27,085
Capital expenditures .......................          27,112          20,271            5,369           5,295           58,047
Depreciation and amortization ..............          15,043          37,403            2,416           6,825           61,687
Total assets ...............................         372,654       1,011,540           81,723          16,515        1,482,432

AUGUST 9, 1999:
Revenues ...................................     $   370,591     $   634,437      $    48,861     $     7,093      $ 1,060,982
Segment operating income (loss) ............          41,060          39,615            5,273          (7,196)          78,752
Capital expenditures .......................          22,975          83,135           10,354           9,705          126,169
Depreciation and amortization ..............          13,355          31,247            1,946           4,126           50,674
Total assets (as of January 31, 2000) ......         383,124       1,089,867           77,507          18,016        1,568,514

NOTE (G) STOCK REPURCHASES

        During the third quarter of fiscal 2000, the Company's Board of Directors authorized the re-purchase of up to five million shares of the Company's common stock on the public market. As of August 14, 2000, the Company had repurchased 1,585,000 shares of common stock for $10.4 million, at an average price of $6.53 per share. These shares are reflected as treasury stock on the consolidated balance sheet as of August 14, 2000.


NOTE (H) RECENT DEVELOPMENTS

        In the fourth quarter of fiscal 2000, the Company recorded a store closure accrual at Hardee's of $16.3 million for 105 Hardee's restaurants to be closed during fiscal 2001. The store closure accrual relates primarily to the net present value of any remaining lease obligations after the expected closure date, net of estimated sublease income. Through the second quarter, the Company has utilized $0.5 million of this accrual. As of August 14, 2000, approximately $15.8 million remained accrued for the store closure accrual.

        Through the second quarter, the Company has completed the sale of 191 Hardee's restaurants, generating net cash proceeds of approximately $55.1 million. In addition, the Company has completed the sale of nine Carl's Jr. restaurants during the current fiscal year, generating net cash proceeds of approximately $5.2 million. The Company also has entered into a letter of intent to sell its Taco Bueno chain for an amount in excess of $90 million.

        On September 7, 2000, the Company announced the resignation of C. Thomas Thompson as President and Chief Executive Officer and the appointment of Andrew
F. Puzder to replace Mr. Thompson as President and Chief Executive Officer, effective as of that date.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                       AUGUST 14, 2000 AND AUGUST 9, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Since the end of the prior fiscal year, we have been addressing our leverage, having reduced our senior credit facility from nearly $300 million to $248 million as of the end of the second quarter. In addition, we have signed a letter of intent to sell our Taco Bueno chain for an amount in excess of $90 million. We are also progressing with our refranchising strategy whereby we are selling Hardee's restaurants to new and existing franchisees to rebalance the system to a more predominantly franchised system. These actions reinforce our strategy and intention to recover cash to reduce outstanding borrowings on the senior credit facility. This debt reduction strategy is, and will continue to be, our main focus over the next twelve months.

        Consolidated net income for the 12-week period ended August 14, 2000 decreased to a net loss of $13.9 million, or $(0.28) per share on a diluted basis, as compared with net income of $10.3 million, or $0.20 per share on a diluted basis, for the prior year quarter. Net income for the 28-week period ended August 14, 2000 decreased to a net loss of $16.4 million, or $(0.32) per share on a diluted basis, as compared with net income of $29.7 million, or $0.57 per share on a diluted basis for the comparable period of the prior year. Excluding the losses on restaurant sales, the net loss would have been $3.0 million, or $(0.06) per share on a diluted basis and $6.0 million, or $(0.12) per share on a diluted basis, for the 12- and 28-week periods ended August 14, 2000, respectively. The decrease in net income in the second quarter was primarily due to declining sales levels at our Hardee's restaurants, combined with the fixed nature of certain of our operating costs as well as losses on restaurant sales. On a year to date basis, increased interest expense due to higher overall debt levels also contributed to the decrease in net income.

        On a diluted basis, for the 12- and 28-week periods, the number of shares outstanding decreased 10.1% and 10.2%, respectively. The decrease is due primarily to reflecting our convertible subordinated notes as if they were converted into shares of our common stock in the calculation of diluted shares outstanding in the prior year periods. These shares were not included in the diluted shares outstanding calculation in the current year periods due to their anti-dilutive nature.

        During the second quarter of fiscal 2001, we opened seven new Carl's Jr. restaurants, sold seven to franchisees and closed one restaurant. Our franchisees opened four new restaurants. As of August 14, 2000, our Carl's Jr. system included 569 company-operated restaurants, 364 franchised restaurants and 29 international restaurants, for a system total of 962 Carl's Jr. restaurants. We also opened one new Taco Bueno restaurant in the second quarter, bringing the total of company-operated restaurants to 125. At the end of the quarter, our Hardee's system consisted of 1,132 company-operated restaurants (reflecting the closure of 16 restaurants and the sale of 191 restaurants to franchisees), 1,503 franchised restaurants (reflecting four new restaurants, 191 acquisitions from the Company and the closure of six restaurants) and 127 international restaurants, for a system total of 2,762 Hardee's restaurants.

        We remodeled nine company-operated Hardee's restaurants to the Star Hardee's format during the second quarter and our franchisees remodeled 36 restaurants, for a total of 772 Hardee's restaurants remodeled to the Star Hardee's format as of August 14, 2000, representing approximately 29% of the Hardee's domestic system. Star Hardee's is designed to showcase the new and improved Hardee's menu and to bring customers back to Hardee's. After testing various combinations of both brands in certain markets, we are now remodeling Hardee's restaurants to the new Star Hardee's format by installing charbroilers in the kitchens, remodeling the interior and exterior of the restaurants and installing new signage that retains the Hardee's name but shares space with the Carl's Jr. Star logo. In addition, we, along with some franchisees, are developing a limited remodel which consists primarily of the addition of a charbroiler, signage and certain interior and exterior enhancements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       AUGUST 14, 2000 AND AUGUST 9, 1999

(Continued)

        This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; changes in prevailing interest rates and the availability of financing; food, labor, and employee benefit costs; changes in, or the failure to comply with, government regulations; weather conditions; construction schedules; demands placed on management and capital resources by the substantial increase in our size resulting from the acquisition of our Hardee's restaurants; changes in our integration plans for Hardee's and our expansion plans; risks that sales growth resulting from our current and future remodeling and dual-branding of restaurants and other operating strategies can be sustained at the current levels experienced; and other risks detailed in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        Revenues from company-operated restaurants decreased $36.6 million, or 8.6%, to $386.9 million for the 12-week period ended August 14, 2000 and $55.9 million, or 5.8%, to $914.2 million for the 28-week period then ended. Carl's Jr. and Taco Bueno company-operated restaurant revenues increased by $4.6 million and $1.9 million, respectively, while Hardee's revenues from company-operated restaurants decreased by $42.9 million in the 12-week period ended August 14, 2000 as compared to the comparable prior year period. For the 28-week period ended August 14, 2000, Carl's Jr. revenues increased $15.5 million, Taco Bueno revenues increased $4.5 million and Hardee's revenues decreased $75.5 million when compared to the prior year-to-date period. The increase in the Taco Bueno and Carl's Jr. revenues was due mainly to an increase in the number of company-operated restaurants in the current year as opposed to the prior year. The decrease in Hardee's revenues for both the 12-week period and the 28-week period was due primarily to a decrease in the number of company-operated restaurants in the current year as compared to the prior year and the continuing same-store sales declines at the Hardee's company-operated restaurants, which were down 8.4% for the second quarter. Taco Bueno also experienced negative same-store sales with a decline of 2.1% for the second quarter of fiscal 2001. The company-operated Carl's Jr. restaurants, however, experienced same-store sales increases of 2.3% for the second quarter, the second consecutive quarter of same-store sales increases for the Carl's Jr. chain. Average unit volumes for the trailing 52-week period ended August 14, 2000 for our company-operated Carl's Jr., Taco Bueno and Hardee's restaurants were $1,089,000, $795,000 and $740,000, respectively.

        Our revenues from franchised and licensed restaurants for the 12- and 28-week periods ended August 14, 2000 increased $9.8 million, or 23.4%, to $51.6 million and $17.8 million, or 19.6%, to $108.6 million from the comparable period in the prior year. This increase was primarily due to franchise fees of $4.3 million for restaurants sold in the second quarter, as well as an increase in royalties as a result of the significant increase in the number of Hardee's franchised restaurants open and operating during the current year as opposed to the prior year. In addition, an increase in the number of franchised Carl's Jr. restaurants in the current year periods as well as an increase in commodity costs has led to an increase in food purchases from our distribution center.

        Restaurant-level margins for our company-operated Carl's Jr. restaurants decreased 4.1%, to 20.7%, and 2.9% to 21.3%, respectively, for the 12- and 28-week periods ended August 14, 2000, from the comparable period of fiscal 2000. As a percentage of revenues from company-operated Carl's Jr. restaurants, food and

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       AUGUST 14, 2000 AND AUGUST 9, 1999

(Continued)

packaging costs increased 0.8% and 1.0% for the 12- and 28-week period, respectively. This increase was mostly due to an increase in beef commodity prices combined with the effect of a price discounting promotion for selected sandwiches, primarily the $0.99 Spicy Chicken Sandwich. Payroll and other employee benefits increased 1.5%, to 28.1%, and 1.2%, to 27.7%, respectively, for the 12- and 28-week periods ended August 14, 2000 as compared to the previous year periods. This increase was primarily due to the overall tighter labor market and the increased competitive pressures in attracting and retaining qualified employees, which has led to an increasing average wage rate. In addition, we made a conscious decision to increase labor in our restaurants in an effort to maintain quality guest service. Occupancy and other operating expenses increased 1.8%, to 21.7%, and 0.7%, to 21.5%, respectively, for the 12- and 28-week periods ended August 14, 2000 as compared to the prior year. This increase was primarily due to an increase in electricity expense in the California units and a new restaurant employee uniform rollout during the current year.

        Restaurant-level margins for our company-operated Hardee's restaurants decreased 8.1%, to 7.4%, and 6.6%, to 9.6%, respectively, for the 12- and 28-week periods ended August 14, 2000, from the comparable period of fiscal 2000, primarily due to increases in food and packaging costs and occupancy and other operating expenses. Food and packaging costs at the Hardee's chain increased 2.0%, to 32.6%, and 1.4%, to 32.1%, respectively, for the 12- and 28-week periods ended August 14, 2000 as compared to the comparable prior year periods. This increase was attributable to increased commodity costs, combined with the effect of the discounting program involving the $0.59 Big Burger during the current year periods. Payroll and other employee benefits increased 0.9%, to 34.6%, and 1.3%, to 34.2%, respectively, for the 12- and 28-week periods ended August 14, 2000, as compared to the same periods a year ago. This increase was due to an overall tighter labor market which led to higher average wages during the current year combined with the effect of declining same-store sales. Occupancy and other operating expenses at Hardee's increased 5.2%, to 25.4%, and 4.0%, to 24.1%, respectively, for the 12- and 28-week periods ended August 14, 2000 as compared to fiscal 2000. This increase was primarily due to an increase in repair and maintenance expense during the current year periods as well as an increase in depreciation as a result of new equipment being installed in the Hardee's restaurants over the past year in conjunction with the Star Hardee's remodels.

        Taco Bueno's restaurant-level margins decreased 2.0%, to 23.0%, and 3.4%, to 22.8%, respectively, for the 12- and 28-week periods ended August 14, 2000 as compared to the same periods one year ago. The primary reason for the increase was an increase in occupancy and other operating expenses which increased 2.1%, to 16.5%, and 2.1%, to 16.4%, for the 12- and 28-week period ended August 14, 2000 as compared to fiscal 2000. This was due primarily to an increase in depreciation associated with the completion of several signage projects in the current year. Food and packaging costs also increased slightly from the prior year, primarily due to an increase in certain commodity costs.

        Franchised and licensed restaurant costs increased $4.6 million, or 14.8%, and $12.8 million, or 19.2%, respectively, for the 12- and 28-week periods ended August 14, 2000 as compared to the corresponding prior year periods. This increase was primarily due to an increase in the number of Carl's Jr. restaurants open and operating during the current year which has led to higher volume in our distribution center and an increase in the number of Hardee's franchisees and licensees purchasing equipment from us.

        Advertising expenses decreased $5.2 million, or 18.4%, and $4.3 million, or 6.9%, respectively, for the 12- and 28-week periods ended August 14, 2000 as compared to the comparable periods in the prior year. This decrease was due primarily to certain one time expenditures incurred in the prior year periods.

        General and administrative expenses increased $1.6 million, or 5.2%, and $7.5 million, or 10.6%, respectively, for the 12- and 28-week periods ended August 14, 2000 as compared to the prior year. As a percentage of total revenues, this represents an increase of 0.8% and 1.0%, respectively, for the 12- and 28-

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       AUGUST 14, 2000 AND AUGUST 9, 1999

(Continued)

week periods ended August 14, 2000. This increase is primarily due to an increase in information technology costs associated with the maintenance of computer systems installed during the prior year as well as depreciation on those systems.

        Interest expense for the 12- and 28-week periods ended August 14, 2000 increased $3.1 million, or 22.7%, and $8.1 million, or 27.7%, respectively, when compared to the same periods in the prior year. This increase was due to higher levels of borrowings outstanding under our senior credit facility as well as an overall increase in interest rates. As a result of the amendment to our senior credit facility subsequent to year-end, the applicable margin used to determine our interest rate payable on outstanding borrowings was increased. Given the current rise in interest rates, we would expect our interest expense to continue to rise in future quarters even if our borrowings outstanding under our senior credit facility remain unchanged. However, we plan to mitigate the effect of higher interest rates by reducing outstanding borrowings with proceeds from sales of restaurants, which is required by the senior credit facility, as amended. Also contributing to the rise in interest expense for the 28-week period ended August 14, 2000 was the $200.0 million aggregate principal amount of 9.125% senior subordinated notes due 2009. These notes were issued during the first quarter of fiscal 2000 and, as such, the prior year 28-week period included only a partial period of interest expense while the current year included a full 28-weeks.

        Other income (expense), net, mainly consists of interest income, lease income, dividend income, gains and losses on sales of restaurants, income and loss on long-term investments, property management expenses and other non-recurring income and expenses. Other income (expense), net decreased $16.2 million and $15.5 million for the 12- and 28-week period ended August 14, 2000, respectively. This decrease was primarily due to the inclusion of an approximately $18 million net loss on the sale of certain Hardee's and Carl's Jr. restaurants during the current year.

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


FINANCIAL CONDITION

        Cash and cash equivalents decreased $11.7 million to $24.8 million in the 28-week period ended August 14, 2000. Investing activities generated $7.2 million of cash flows, primarily as a result of the sale of company-operated restaurants, offset by capital additions of $58.0 million. Financing activities absorbed $36.1 million, primarily due to net repayments on the senior credit facility during the period. Cash flows from operating and investing activities were mainly used to fund the development of Carl's Jr. restaurants and to repay $5.5 million in capital lease obligations and to pay the first scheduled semi-annual dividend payment of $2.1 million.

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       AUGUST 14, 2000 AND AUGUST 9, 1999

(Continued)

        In connection with our private placement of senior subordinated notes, we also amended and restated our senior credit facility to increase the lenders' commitments under our revolving credit facility to $500.0 million from $250.0 million (the commitment has since been amended to $400 million, subject to further reduction from asset sales). We also increased our letter of credit sub-facility to $75.0 million from $65.0 million, and changed the maturity date of the senior credit facility to February 2004. The term loan component of the senior credit facility was eliminated as a result of these transactions.

        Borrowings under the senior credit facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions. We are required to repay borrowings under the senior credit facility with the proceeds from (i) certain asset sales, (ii) the issuance of certain equity securities, and (iii) the issuance of additional indebtedness. Of the various options we have regarding interest rates, we have selected LIBOR plus a margin, with future margin adjustments dependent on certain financial ratios from time to time.

        Our senior credit facility contains the following significant covenants:

- restrictions on our ability to incur additional indebtedness, repurchase stock, pay dividends and incur liens on our assets, subject to specified exceptions;

- requirements that we satisfy specified financial tests as a precondition to our acquisition of other businesses; and

        In addition, we are required to comply with minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios.

        In April 2000, the Company amended its senior credit facility effective January 31, 2000, to amend certain of the covenants contained therein and then further amended the credit facility effective August 14, 2000. The amended senior credit facility provides that the revolving commitments thereunder shall be reduced by the entire net proceeds from the sale of any of the Company's restaurants. The senior credit facility, as amended, also prohibits the Company from purchasing shares of its common stock, purchasing its senior subordinated notes or convertible notes, from prepaying subordinated indebtedness and from paying cash dividends. In addition, capital expenditures were reduced and construction of new restaurants is limited to construction already begun or committed to begin. The final maturity date remains unchanged; however, the interest rate payable on outstanding borrowings was increased. Failure to complete an asset sale or sales aggregating $150.0 million in net proceeds by the end of October 2000 will result in a further increase in the interest rate until such sales are completed.

        As of August 14, 2000, the Company was not in compliance with certain covenants governing its senior credit facility. The Company has received a waiver of this non-compliance through January 29, 2001. It is the Company's intention to repay outstanding borrowings on its senior credit facility with the net proceeds from its asset sales during the next twelve months. Accordingly, the total amount outstanding under the senior credit facility of $248 million as of August 14, 2000 has been classified as a current liability on the consolidated balance sheet. As of August 14, 2000, the Company had $14.7 million of borrowings available under its senior credit facility.

        Our primary source of liquidity is our revenues from company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new restaurants, the remodeling of our Hardee's restaurants to the Star Hardee's format and the conversion of restaurants to the Carl's Jr./Green Burrito dual-brand concepts.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       AUGUST 14, 2000 AND AUGUST 9, 1999

(Continued)

        It is our intention to rebalance our company so that we will have a larger proportion of franchised restaurants rather than company-operated restaurants. We are planning to sell up to 500 Hardee's restaurants to existing and new franchisees during fiscal 2001, which should generate net proceeds to the company of approximately $200.0 million. We intend to condition such sales upon the purchasers' agreement to perform additional development with respect to the purchased restaurants, including the Star Hardee's remodeling, and upon the execution of royalty agreements providing for full royalties at four percent of net sales. The net proceeds from these asset sales will be used to repay outstanding borrowings under our senior credit facility. In addition, we have significantly reduced our capital expenditures in the current year, a step which will help us accomplish our strategic goal of reducing our leverage. In the current fiscal year, the company has completed the sale of 191 Hardee's restaurants, generating net cash proceeds of approximately $55.1 million.

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

        We believe that cash generated from our various restaurant operations, along with cash and cash equivalents on hand as of August 14, 2000, and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the foreseeable future. As of August 14, 2000, we had $14.7 million of borrowings available to us under our senior credit facility. If those sources of capital, together with net proceeds from sales of restaurants, are insufficient to satisfy our capital spending and working capital requirements, we may be required to sell additional restaurants or obtain additional credit facilities. In addition, substantially all of the real properties we own and use for our restaurant operations are unencumbered and could be used by us as collateral for additional debt financing or could be sold and subsequently leased back to us.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after December 15, 2000. The Company has not determined whether the application of this accounting standard will have a material impact on its financial position, results of operations or liquidity.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB101"). This Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB101, as amended, is effective for the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purpose of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The impact of FIN 44 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our principal exposure to financial market risks is the impact that interest rate changes could have on our $400.0 million senior credit facility, of which $248.0 million remained outstanding as of August 14, 2000. Borrowings under our senior credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 9.1% in fiscal 2001). A hypothetical increase

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       AUGUST 14, 2000 AND AUGUST 9, 1999

(Continued)

of 100 basis points in short-term interest rates would result in a reduction of approximately $2.5 million in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility and assumes no change in the volume, index or composition of debt at August 14, 2000. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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


PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of CKE Restaurants, Inc. was held on June 13, 2000, for the purpose of electing certain members of the board of directors and approving an amendment to the CKE Restaurants, Inc. 1999 Stock Incentive Plan.

        Management's nominees for directors, whose term expired as of the date of the Annual Meeting, were elected by the following vote:

                                       Shares Voted            Authority to Vote
                                          "For"                    "Withheld"
                                       ------------            -----------------
           William P. Foley II         33,332,259               13,856,157
           Carl N. Karcher             33,426,358               13,762,058


        The following individuals continue to serve on the board of directors:
Byron Allumbaugh, Carl L. Karcher, Frank P. Willey, Peter Churm, Daniel D. Lane and C. Thomas Thompson.

        The proposal to approve an amendment to the CKE Restaurants, Inc. 1999 Stock Incentive Plan received the following votes:

                                         Votes                Percentage
                                       ----------            ------------
           Shares Voted "For"          28,271,162               59.91%
           Shares Voted "Against"      18,718,722               39.67%
           Shares Voted "Abstain"         198,532                0.42%

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibits:

             10.34 Amendment to Employment Agreement dated as of September 6, 2000 by and between the Company and C. Thomas Thompson

             10.35 Amendment No. 2 to Third Amended and Restated Credit Agreement and Limited Waiver dated September 28, 2000 by and between the Company and BNP Paribas, as Agent for the Lenders

              12.1     Computation of Ratios

              27.1 Financial Data Schedule (included only with electronic filing)

        (b) Current Reports on Form 8-K:

               None.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CKE RESTAURANTS, INC.
                                                  (Registrant)



       September 28, 2000                    /s/  Carl A. Strunk
       ------------------                    -----------------------------------
              Date                           Executive Vice President,
                                             Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit #      Description
---------      -----------
 10.34         Amendment to Employment Agreement dated as of September 6, 2000 by and between the Company and C. Thomas Thompson

 10.35 Amendment No. 2 to Third Amended and Restated Credit Agreement and Limited Waiver dated September 28, 2000 by and between the Company and BNP Paribas, as Agent for the Lenders

  12.1         Computation of Ratios

  27.1         Financial Data Schedule (included only with electronic filing)