Form 10-Q
period 2000-11-06
CKE RESTAURANTS INC
filed 2000-12-19
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended          November 6, 2000
                               ----------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934.

    for the transition period from ___________________ to ___________________


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

           As of December 12, 2000, 50,501,421 shares of the Registrant's Common Stock were outstanding.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          Page
                                                                                          ----

Part I.  Financial Information

     Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of November 6, 2000 and January 31, 2000.......     2

         Consolidated Statements of Operations for the twelve and forty weeks
             ended November 6, 2000 and November 1, 1999...............................     3

         Consolidated Statements of Cash Flows for the forty weeks ended
             November 6, 2000 and November 1, 1999.....................................     4

         Notes to Consolidated Financial Statements....................................     5

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................................    10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk................    17


Part II.  Other Information

     Item 6.  Exhibits and Current Reports on Form 8-K.................................    18

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        (Unaudited)
                                                        November 6,    January 31,
                                                           2000           2000
                                                        -----------    -----------

                   ASSETS

Current assets:
     Cash and cash equivalents                          $    25,774    $    36,505
     Accounts receivable, net                                77,538         42,928
     Related party receivables                                2,146          5,006
     Inventories                                             19,797         26,463
     Prepaid expenses                                        11,383         14,717
     Other current assets                                     2,549          2,454
                                                        -----------    -----------

             Total current assets                           139,187        128,073

Property and equipment, net                                 894,177      1,051,480
Property under capital leases, net                           77,854         84,482
Long-term investments                                         3,690          3,002
Notes receivable                                             12,284          7,383
Related party receivables                                        --            583
Deferred income taxes, net                                   15,006         15,006
Costs in excess of assets acquired, net                     238,441        243,304
Other assets                                                 30,099         35,201
                                                        -----------    -----------

                                                        $ 1,410,738    $ 1,568,514
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                  $   224,237    $     5,532
     Current portion of capital lease obligations            10,198          9,603
     Accounts payable                                        49,774         99,204
     Other current liabilities                               95,475         97,582
                                                        -----------    -----------

             Total current liabilities                      379,684        211,921
                                                        -----------    -----------

Long-term debt                                                5,484        274,996
Senior subordinated notes                                   200,000        200,000
Convertible subordinated notes                              159,225        159,225
Capital lease obligations                                    84,542         92,063
Other long-term liabilities                                  83,940         84,552
Stockholders' equity:
     Preferred stock, $.01 par value; authorized
         5,000,000 shares; none issued or outstanding            --             --
     Common stock, $.01 par value; authorized
         100,000,000 shares; issued and outstanding
         52,086,421 shares                                      521            521
     Additional paid-in capital                             383,016        383,016
     Retained earnings                                      124,732        172,626
     Treasury stock, at cost, 1,585,000 shares              (10,406)       (10,406)
                                                        -----------    -----------

             Total stockholders' equity                     497,863        545,757
                                                        -----------    -----------

                                                        $ 1,410,738    $ 1,568,514
                                                        ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                  Twelve Weeks Ended                  Forty Weeks Ended
                                                              ----------------------------       -----------------------------
                                                              November 6,      November 1,       November 6,       November 1,
                                                                 2000             1999              2000              1999
                                                              -----------      -----------       -----------       -----------

Revenues:
     Company-operated restaurants                              $ 356,254       $   415,519       $ 1,270,478       $ 1,385,687
     Franchised and licensed restaurants and other                51,295            38,104           159,895           128,918
                                                               ---------       -----------       -----------       -----------
         Total revenues                                          407,549           453,623         1,430,373         1,514,605
                                                               ---------       -----------       -----------       -----------

Operating costs and expenses:
     Restaurant operations:
         Food and packaging                                      110,564           127,641           393,906           417,871
         Payroll and other employee benefits                     118,728           129,066           407,990           426,940
         Occupancy and other operating expenses                   88,907            91,691           296,810           286,706
                                                               ---------       -----------       -----------       -----------

                                                                 318,199           348,398         1,098,706         1,131,517

     Franchised and licensed restaurants and other                36,082            26,619           115,650            93,344
     Advertising expenses                                         22,305            27,467            79,340            88,760
     General and administrative expenses                          30,847            31,766           109,476           102,859
                                                               ---------       -----------       -----------       -----------

         Total operating costs and expenses                      407,433           434,250         1,403,172         1,416,480
                                                               ---------       -----------       -----------       -----------

Operating income                                                     116            19,373            27,201            98,125

Interest expense                                                 (16,265)          (13,798)          (53,510)          (42,968)

Other expense, net                                               (33,437)             (833)          (49,994)           (1,910)
                                                               ---------       -----------       -----------       -----------

Income (loss) before income taxes and extraordinary item         (49,586)            4,742           (76,303)           53,247
Income tax expense (benefit)                                     (20,157)            1,735           (30,493)           20,812
                                                               ---------       -----------       -----------       -----------

Income (loss) before extraordinary item                          (29,429)            3,007           (45,810)           32,435

Extraordinary item - gain on early retirement of
  debt, net of applicable income taxes of $186                        --                --                --               290
                                                               ---------       -----------       -----------       -----------

Net income (loss)                                              $ (29,429)      $     3,007       $   (45,810)      $    32,725
                                                               =========       ===========       ===========       ===========


Basic income (loss) per share before extraordinary item        $   (0.58)      $      0.06       $     (0.91)      $      0.62

Extraordinary item - gain on early retirement of
     debt, net of income taxes - basic                                --                --                --              0.01
                                                               ---------       -----------       -----------       -----------

Net income (loss) per share - basic                            $   (0.58)      $      0.06       $     (0.91)      $      0.63
                                                               ---------       -----------       -----------       -----------

Weighted average shares outstanding - basic                       50,501            52,054            50,501            51,974
                                                               =========       ===========       ===========       ===========

Diluted income (loss) per share before extraordinary item      $   (0.58)      $      0.06       $     (0.91)      $      0.62

Extraordinary item - gain on early retirement of
     debt, net of applicable taxes - diluted                          --                --                --                --
                                                               ---------       -----------       -----------       -----------

Net income (loss) per share - diluted                          $   (0.58)      $      0.06       $     (0.91)      $      0.62
                                                               ---------       -----------       -----------       -----------

Weighted average shares outstanding - diluted                     50,501            52,239            50,501            52,497
                                                               =========       ===========       ===========       ===========


See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Forty Weeks Ended
                                                                                    ---------------------------
                                                                                    November 6,     November 1,
                                                                                       2000            1999
                                                                                    -----------     -----------

Net cash flow from operating activities:
   Net income (loss)                                                                 $ (45,810)      $  32,725
   Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding the effect of acquisitions and dispositions:
      Extraordinary gain on early retirement of debt                                        --            (476)
      Depreciation and amortization                                                     86,255          75,987
      Loss on sale of property and equipment and capital leases                         46,820           1,377
      Noncash litigation settlement                                                         --             722
      Net noncash investment and dividend income                                            --            (140)
      Loss (gain) on noncurrent asset and liability transactions                           (71)          1,279
      Net change in receivables, inventories and other
        current assets and prepaid expenses                                            (30,224)         (6,377)
      Net change in accounts payable and other current liabilities                     (51,314)          1,228
                                                                                     ---------       ---------

        Net cash provided by operating activities                                        5,656         106,325
                                                                                     ---------       ---------

Cash flow from investing activities:
   Purchases of:
      Property and equipment                                                           (62,969)       (204,635)
      Long term investments                                                             (2,952)             --
   Proceeds from sale of:
      Property and equipment                                                            25,381          14,008
      Long term investments                                                              1,948              --
   Increase in notes receivable and related party receivables                          (11,039)           (901)
   Collections on notes receivable and related party receivables                        13,725           2,463
   Net change in other assets                                                            2,831          (9,610)
   Acquisitions, net of cash acquired                                                       --          (1,958)
   Dispositions, net of cash surrendered                                                79,206              --
                                                                                     ---------       ---------

        Net cash provided by (used in) investing activities                             46,131        (200,633)
                                                                                     ---------       ---------

Cash flow from financing activities:
   Net change in bank overdraft                                                           (223)         (6,876)
   Long-term borrowings                                                                207,500         177,000
   Proceeds from senior subordinated notes                                                  --         200,000
   Repayments of short-term borrowings                                                      --          (3,600)
   Repayments of long-term debt                                                       (258,307)       (253,165)
   Repayments of capital lease obligations                                              (7,888)         (5,726)
   Deferred financing costs                                                               (904)        (10,686)
   Net change in other long-term liabilities                                              (612)         (3,209)
   Payment of dividends                                                                 (2,084)         (4,158)
   Purchase of treasury stock                                                               --          (2,620)
   Exercise of stock options                                                                --           1,501
                                                                                     ---------       ---------

        Net cash provided by (used in) financing activities                            (62,518)         88,461
                                                                                     ---------       ---------
        Net decrease in cash and cash equivalents                                      (10,731)         (5,847)
        Cash and cash equivalents at beginning of period                                36,505          46,297
                                                                                     ---------       ---------
        Cash and cash equivalents at end of period                                   $  25,774       $  40,450
                                                                                     =========       =========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                                        $  59,054       $  40,268
     Income taxes                                                                           --          14,928


See Accompanying Notes to Consolidated Financial Statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999


NOTE (A) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of CKE Restaurants, Inc. and its consolidated wholly-owned subsidiaries (the "Company" or "CKE") and have been prepared in accordance with generally accepted accounting principles, the instructions to Form 10-Q, and
Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company's 2000 Annual Report to Stockholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year or for any other future periods. Certain reclassifications have been made to the fiscal 2000 consolidated financial statements to conform to the fiscal 2001 presentation.


NOTE (B) LONG TERM DEBT

         The Company's senior credit facility, as amended, consists of a $400.0 million revolving credit facility and includes a $75.0 million letter of credit sub-facility and has a maturity date of February 2004. The facility has since been reduced, pursuant to asset sales, to approximately $283.0 million as of November 6, 2000.

         The senior credit facility contains a number of significant covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, (ii) impose specified financial tests as a precondition to the Company's and its subsidiaries' acquisition of other businesses and (iii) limit the Company and its subsidiaries from making capital expenditures and certain restricted payments (including dividends and repurchases of stock and subordinated debt), subject in certain circumstances to specified financial tests. In addition, the Company is required to comply with specified financial ratios and tests, including minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios.

         In April 2000, the Company amended its senior credit facility effective January 31, 2000, to amend certain of the covenants contained therein and then further amended the credit facility effective August 14, 2000. The amended senior credit facility provides that the revolving commitments thereunder shall be reduced by the entire net proceeds from the sale of any of the Company's restaurants. The senior credit facility, as amended, also prohibits the Company from purchasing shares of its common stock, purchasing its senior subordinated notes or convertible notes, from prepaying subordinated indebtedness and from paying cash dividends. In addition, capital expenditures were reduced and construction of new restaurants is limited to construction already begun or committed to begin. The final maturity date remains unchanged; however, the interest rate payable on outstanding borrowings was increased. The amended facility required the Company to complete an asset sale or sales aggregating $150.0 million by the end of October 2000. The Company did not meet this requirement thus resulting in an additional increase to the interest rate of 50 basis points until such sales are completed. The amended credit facility also requires the Company to meet certain benchmarks during the months of November 2000, December 2000 and January 2001 relating to asset sales. If these benchmarks are not met, the lenders may request that the Company pledge specific collateral to further secure the senior credit facility.

         As of the end of our second quarter of fiscal 2001, the Company was not in compliance with certain covenants governing its senior credit facility. The Company has received a waiver of this non-compliance through January 29, 2001, including its third quarter. It is the Company's intention to repay outstanding borrowings on its senior credit facility with the net proceeds from its asset sales during the next twelve months. Accordingly, the total

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999


(Continued)

amount outstanding under the senior credit facility of $219 million as of November 6, 2000 has been classified as a current liability on the consolidated balance sheet. As of November 6, 2000, the Company had $20.8 million of borrowings available under its senior credit facility. In the event the senior credit facility is declared accelerated, the senior subordinated notes and the convertible subordinated notes may also become accelerated under certain circumstances and after all cure periods have expired.

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999


(Continued)

NOTE (E) INCOME (LOSS) PER SHARE

      The Company presents "basic" income (loss) per share which represents net income (loss) divided by the weighted average shares outstanding excluding all potentially dilutive common shares and "diluted" income (loss) per share reflecting the dilutive effect of all potentially dilutive common shares. The following table illustrates the computation of basic and diluted income (loss) per share:

                                                                         (In thousands except per share amounts)
                                                                      Twelve Weeks Ended          Forty Weeks Ended
                                                                  -------------------------   -------------------------
                                                                  November 6,   November 1,   November 6,   November 1,
                                                                     2000          1999          2000          1999
                                                                  -----------   -----------   -----------   -----------

Basic Income (Loss) Per Share

Income (loss) before extraordinary item                            $(29,429)      $ 3,007      $(45,810)      $32,435
Extraordinary item - gain on early retirement of debt,
    net of applicable income taxes of $186                               --            --            --           290
                                                                   --------       -------      --------       -------

Net income (loss)                                                  $(29,429)      $ 3,007      $(45,810)      $32,725
                                                                   ========       =======      ========       =======

Weighted average number of common shares outstanding
    during the period                                                50,501        52,054        50,501        51,974
                                                                   ========       =======      ========       =======

Basic income (loss) per share before extraordinary item            $  (0.58)      $  0.06      $  (0.91)      $  0.62

Extraordinary item - gain on early retirement of debt,
    net of applicable income taxes - basic                               --            --            --          0.01
                                                                   --------       -------      --------       -------

Net income (loss) per share - basic                                $  (0.58)      $  0.06      $  (0.91)      $  0.63
                                                                   ========       =======      ========       =======

Diluted Income (Loss) Per Share

Income (loss) before extraordinary item                            $(29,429)      $ 3,007      $(45,810)      $32,435
Interest expense and amortization of debt issuance costs,
    net of income tax effect applicable to convertible
    subordinated notes                                                   --            --            --            --
                                                                   --------       -------      --------       -------

Diluted income (loss) before extraordinary item                     (29,429)        3,007       (45,810)       32,435
Extraordinary item - gain on early retirement of debt, net of
    applicable income taxes of $186                                      --            --            --           290
                                                                   --------       -------      --------       -------

Diluted net income (loss)                                          $(29,429)      $ 3,007      $(45,810)      $32,725
                                                                   ========       =======      ========       =======

Weighted average number of common shares outstanding
    during the period                                                50,501        52,054        50,501        51,974

Incremental common shares attributable to:
    Exercise of outstanding options                                      --           185            --           523
    Conversion of convertible subordinated notes                         --            --            --            --
                                                                   --------       -------      --------       -------

       Total shares                                                  50,501        52,239        50,501        52,497
                                                                   ========       =======      ========       =======

Diluted net income (loss) per share before extraordinary item         (0.58)         0.06         (0.91)         0.62

Extraordinary item - gain on early retirement of debt,
    net of applicable income taxes - diluted                             --            --            --            --
                                                                   --------       -------      --------       -------

Net income (loss) per share - diluted                              $  (0.58)      $  0.06      $  (0.91)      $  0.62
                                                                   ========       =======      ========       =======

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999

(Continued)

         For the 12-week periods ended November 6, 2000 and November 1, 1999,
6.9 million shares and 5.7 million shares, respectively, relating to the possible exercise of outstanding stock options and 3.6 million shares issuable upon conversion of convertible subordinated notes were not included in the computation of diluted income (loss) per share as their effect would have been anti-dilutive.

         For the 40-week periods ended November 6, 2000 and November 1, 1999,
6.9 million shares and 5.4 million shares, respectively, relating to the possible exercise of outstanding stock options and 3.6 million shares issuable upon conversion of convertible subordinated notes were not included in the computation of diluted income (loss) per share as their effect would have been anti-dilutive.


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

TWELVE WEEKS ENDED
------------------
                                      CARL'S JR.     HARDEE'S      TACO BUENO      OTHER         TOTAL
                                      ----------     --------      ----------     -------       --------

NOVEMBER 6, 2000:
Revenues ........................      $172,748      $ 209,343       $22,657      $ 2,801       $407,549
Segment operating income (loss) .         8,293         (4,863)          964       (4,278)           116
Capital expenditures ............         1,452          2,069         1,212          189          4,922
Depreciation and amortization ...         7,341         14,972         1,179        1,076         24,568

NOVEMBER 1, 1999:
Revenues ........................      $165,076      $ 264,780       $20,962      $ 2,805       $453,623
Segment operating income (loss) .        14,451          6,782         1,605       (3,465)        19,373
Capital expenditures ............        28,465         38,514         6,535        4,952         78,466
Depreciation and amortization ...         7,113         15,989         1,057        1,153         25,312

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999


(Continued)

FORTY WEEKS ENDED
-----------------
                                          CARL'S JR.      HARDEE'S        TACO BUENO     OTHER            TOTAL
                                          ----------      --------        ----------    --------       ----------

NOVEMBER 6, 2000:
Revenues ............................      $571,959      $   773,010       $76,045      $  9,359       $1,430,373
Segment operating income (loss) .....        38,348           (3,835)        4,721       (12,033)          27,201
Capital expenditures ................        27,723           23,292         6,581         5,373           62,969
Depreciation and amortization .......        21,847           52,375         3,595         8,438           86,255
Total assets ........................       356,878          956,952        81,124        15,784        1,410,738

NOVEMBER 1, 1999:
Revenues ............................      $535,668      $   899,217       $69,823      $  9,897       $1,514,605
Segment operating income (loss) .....        55,512           46,397         6,878       (10,662)          98,125
Capital expenditures ................        51,440          121,649        16,889        14,657          204,635
Depreciation and amortization .......        20,468           47,237         3,003         5,279           75,987
Total assets (as of January 31, 2000)       383,124        1,089,867        77,507        18,016        1,568,514


NOTE (G) STOCK REPURCHASES

         During the third quarter of fiscal 2000, the Company's Board of Directors authorized the re-purchase of up to five million shares of the Company's common stock on the public market. As of November 6, 2000, the Company had repurchased 1,585,000 shares of common stock for $10.4 million, at an average price of $6.53 per share. These shares are reflected as treasury stock on the consolidated balance sheet as of November 6, 2000. The senior credit facility, as amended, prohibits the repurchase of any additional shares.


NOTE (H) RECENT DEVELOPMENTS

         In the fourth quarter of fiscal 2000, the Company recorded a store closure accrual at Hardee's of $16.3 million for 105 Hardee's restaurants to be closed during fiscal 2001. In the third quarter of fiscal 2001, the Company provided an additional $2.4 million reserve for the closure of an additional 17 restaurants. The store closure accrual relates primarily to the net present value of any remaining lease obligations after the expected closure date, net of estimated sublease income. Through the third quarter of fiscal 2001, the Company has closed 45 restaurants and utilized $1.0 million of this accrual. As of November 6, 2000, approximately $15.3 million remained accrued for the store closure accrual.

         During the 40-week period ended November 6, 2000, the Company has completed the sale of 259 Hardee's restaurants, generating net after-tax cash proceeds (as defined in the Company's senior credit facility) of approximately $72.5 million. In addition, the Company has completed the sale of 21 Carl's Jr. restaurants during the current fiscal year, generating net after-tax cash proceeds (as defined in the Company's senior credit facility) of approximately $12.0 million. These restaurant sales have generated $31.9 million and $48.9 million of losses during the 12- and 40-week periods ended November 6, 2000, respectively. The Company announced during the second quarter of this fiscal year that it had signed a letter of intent to sell the Taco Bueno chain for an amount in excess of $90 million. As this letter of intent has not progressed to a definitive agreement and closing, the Company is pursuing other alternatives as they relate to Taco Bueno. The Company is in discussions with other parties who are interested in purchasing the Taco Bueno brand and is also actively engaged in pursuing a large sale/leaseback transaction on certain Taco Bueno real property that could generate approximately $50 million of proceeds without a sale of the underlying brand.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are focused on several goals over the next twelve months, the two most important being the reduction of debt and the improvement of Hardee's operations. During the current fiscal year, we have been addressing our leverage, having reduced our senior credit facility from nearly $300 million at the end of period 2 of fiscal 2001 to $219 million as of the end of the third quarter. We announced during the second quarter of this fiscal year that we signed a letter of intent to sell our Taco Bueno chain for an amount in excess of $90 million. As this letter of intent has not progressed to a definitive agreement and closing, we are pursuing other alternatives as they relate to Taco Bueno. We are in discussions with other parties who are interested in purchasing the Taco Bueno brand and are also actively engaged in pursuing a large sale/leaseback transaction on certain Taco Bueno real property that could generate approximately $50 million of proceeds without a sale of the underlying brand. We are also proceeding with our refranchising strategy whereby we are selling up to 500 Hardee's restaurants and 75 to 100 Carl's Jr. restaurants to new and existing franchisees to rebalance the system to a more predominantly franchised system. These two initiatives reinforce our strategy and intention to recover cash to reduce outstanding borrowings on the senior credit facility. We are also concentrating on improving operations at the Hardee's chain and are refocusing our efforts on quality, service and cleanliness. The debt reduction strategy and the attention on improving operations are, and will continue to be, our main focus over the next twelve months.

         Consolidated net income for the 12-week period ended November 6, 2000 decreased to a net loss of $29.4 million, or $(0.58) per share on a diluted basis, as compared with net income of $3.0 million, or $0.06 per share on a diluted basis, for the prior year quarter. Net income for the 40-week period ended November 6, 2000 decreased to a net loss of $45.8 million, or $(0.91) per share on a diluted basis, as compared with net income of $32.7 million, or $0.62 per share on a diluted basis for the comparable period of the prior year. Excluding the losses on restaurant sales, as well as certain adjustments relating to our self-insurance reserves and store closure reserves, the net loss would have been $7.4 million or $(0.15) per share on a diluted basis and $13.4 million or ($0.26) per share on a diluted basis, for the 12- and 40-week periods ended November 6, 2000, respectively. The decrease in net income for the third quarter was primarily due to declining sales levels at our Hardee's restaurants, combined with the fixed nature of certain of our operating costs as well as losses incurred on restaurant sales. On a year to date basis, interest expense also contributed to the decrease in net income.

         On a diluted basis, for the 12- and 40-week periods, the number of shares outstanding decreased 3.3% and 3.8%, respectively. The decrease is due primarily to a decrease in the number of dilutive shares outstanding under our stock option plans.

         During the third quarter of fiscal 2001, we opened five new Carl's Jr. restaurants, sold 18 to franchisees and closed two restaurants. Our franchisees opened 11 new restaurants. As of November 6, 2000, our Carl's Jr. system included 554 company-operated restaurants, 389 franchised restaurants and 30 international restaurants, for a system total of 973 Carl's Jr. restaurants. Our Taco Bueno chain consisted of 125 company-operated restaurants at quarter end. At the end of the quarter, our Hardee's system consisted of 1,027 company-operated restaurants (reflecting the closure of 25 restaurants and the sale of 80 restaurants to franchisees), 1,566 franchised restaurants (reflecting three new restaurants, 80 restaurants acquired from the Company and the closure of 17 restaurants) and 131 international restaurants, for a system total of 2,724 Hardee's restaurants.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999


(Continued)

         We remodeled one company-operated Hardee's restaurant to the Star Hardee's format during the third quarter and our franchisees remodeled 24 restaurants, for a total of 794 Hardee's restaurants remodeled to the Star Hardee's format as of November 6, 2000, representing approximately 31% of the Hardee's domestic system. Star Hardee's is designed to showcase the new and improved Hardee's menu and to bring customers back to Hardee's. After testing various combinations of both brands in certain markets, we have changed Hardee's restaurants to a new Star Hardee's format by installing charbroilers in the kitchens, remodeling the interior and exterior of the restaurants and installing new signage that retains the Hardee's name but shares space with the Carl's Jr. Star logo. In addition, we, along with some franchisees, are developing a limited remodel which consists primarily of the addition of a charbroiler, signage and certain interior and exterior enhancements. However, due to our debt reduction strategy, we have significantly scaled back the Star Hardee's remodel program for company-operated restaurants.

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


RESULTS OF OPERATIONS

         Revenues from company-operated restaurants decreased $59.3 million, or 14.3%, to $356.3 million for the 12-week period ended November 6, 2000 and $115.2 million, or 8.3%, to $1.270 billion for the 40-week period then ended. Carl's Jr. and Taco Bueno company-operated restaurant revenues increased by $0.8 million and $1.7 million, respectively, while Hardee's revenues from company-operated restaurants decreased by $61.8 million in the 12-week period ended November 6, 2000, as compared to the comparable prior year period. For the 40-week period ended November 6, 2000, Carl's Jr. revenues increased $16.3 million, Taco Bueno revenues increased $6.2 million and Hardee's revenues decreased $137.2 million when compared to the prior year-to-date period. The increase in the Taco Bueno revenues was due mainly to an increase in the number of company-operated restaurants in the current year as opposed to the prior year, while the increase in the Carl's Jr. revenues was due mainly to an increase in same store sales and higher average unit volumes. The decrease in Hardee's revenues for both the 12-week period and the 40-week period was due primarily to a decrease in the number of company-operated restaurants in the current year as compared to the prior year and the continuing same-store sales declines at the Hardee's company-operated restaurants, which were down 6.3% for the third quarter. Taco Bueno also experienced negative same-store sales with a decline of 1.2% for the third quarter of fiscal 2001. The company-operated Carl's Jr. restaurants, however, experienced same-store sales increases of 1.1% for the third quarter, the fourth consecutive quarter of same-store sales increases for the Carl's Jr. chain. Average unit volumes for the trailing 52-week period ended November 6, 2000 for our company-operated Carl's Jr., Taco Bueno and Hardee's restaurants were $1,087,000, $791,000 and $732,000, respectively.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999


(Continued)

         Our revenues from franchised and licensed restaurants for the 12- and 40-week periods ended November 6, 2000 increased $13.2 million, or 34.6% to $51.3 million and $31.0 million, or 24.0%, to $159.9 million from the comparable period in the prior year. These increases are primarily due to franchise fees being recognized in connection with the sale of restaurants during the current fiscal year, as well as an increase in royalties as a result of the significant increase in the number of Hardee's franchised restaurants open and operating during the current year as opposed to the prior year. In addition, an increase in the number of franchised Carl's Jr. restaurants in the current year periods, as well as an increase in certain commodity costs, has led to an increase in food purchases by franchisees from our distribution center.

         Restaurant-level margins for our company-operated Carl's Jr. restaurants decreased 4.7%, to 17.6%, and 3.4% to 20.2%, respectively, for the 12- and 40-week periods ended November 6, 2000, from the comparable period of fiscal 2000. As a percentage of revenues from company-operated Carl's Jr. restaurants, food and packaging costs increased 0.3% and 0.8% for the 12- and 40-week periods, respectively. This increase was mostly due to an increase in beef commodity prices, as well as an increase in paper costs for a new type of cup being used in the Carl's Jr. restaurants. Payroll and other employee benefits increased 3.2%, to 30.1%, and 1.8%, to 28.4%, respectively, for the 12- and 40-week periods ended November 6, 2000 as compared to the previous year periods. This increase was primarily due to the overall tighter labor market and the increased competitive pressures in attracting and retaining qualified employees, which has led to an increasing average wage rate. In addition, we made a conscious decision to increase labor in our restaurants in an effort to maintain quality guest service. Our payroll and other employee benefit costs for both the 12- and 40-week periods were also impacted by a charge of $2.1 million resulting from an increase in the actuarially determined liability for our workers' compensation self-insurance reserve. Occupancy and other operating expenses increased 1.2%, to 22.8%, and 0.9%, to 21.9%, for the 12- and 40-week periods ended November 6, 2000, respectively, as compared to the prior year. This increase was primarily due to an increase in electricity expense in the California units, an increase in certain restaurant equipment leases and increased percentage rents due to higher average unit volumes. Occupancy and other operating expenses were also impacted by a charge of $0.6 million resulting from an increase in the actuarially determined liability for our general self-insurance reserve. Excluding the impact of the adjustments to our self-insurance reserves noted above, Carl's Jr. restaurant-level margins would have been 19.5% and 20.8%, for the 12- and 40-week periods ended November 6, 2000, respectively.

         Restaurant-level margins for our company-operated Hardee's restaurants decreased 7.8%, to 4.4%, and 6.8%, to 8.2%, respectively, for the 12- and 40-week periods ended November 6, 2000, from the comparable period of fiscal 2000, primarily due to increases in payroll and other employee benefits and occupancy and other operating expenses. Food and packaging costs at the Hardee's chain increased 0.8%, to 32.5%, and 1.2%, to 32.2%, respectively, for the 12- and 40-week periods ended November 6, 2000, as compared to the comparable prior year periods. The increase was attributable to increased commodity costs in the current year periods. Additionally, the 40-week period was impacted by the effect of the discounting program promoting the $0.59 Big Burger. Payroll and other employee benefits increased 2.3%, to 35.7%, and 1.6%, to 34.6%, respectively, for the 12- and 40-week periods ended November 6, 2000, as compared to the same periods a year ago. This increase was due to a conscious effort to increase labor in the restaurants in an effort to improve our guest service, combined with the effect of declining same-store sales. Occupancy and other operating expenses at Hardee's increased 4.7%, to 27.4%, and 4.1%, to 25.0%, respectively, for the 12- and 40-week periods ended November 6, 2000, as compared to the same periods of fiscal 2000. This increase was primarily due to an increase in depreciation as a result of new equipment being installed in the Hardee's restaurants over the past year in conjunction with the Star Hardee's remodels. The decline in average unit volumes has also negatively impacted our occupancy and other expenses as a large portion of these costs are fixed in nature. Finally, occupancy and other operating expenses at Hardee's were negatively impacted for both the 12- and 40-week periods by a charge of $2.4 million to increase the store closure reserve. Excluding the impact of this charge, Hardee's restaurant-level margins would have been 5.7% and 8.5%, respectively, for the 12- and 40-week periods ended November 6, 2000.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999


(Continued)

         Taco Bueno's restaurant-level margins decreased 4.1%, to 19.7%, and 3.6%, to 21.9%, respectively, for the 12- and 40-week periods ended November 6, 2000, as compared to the same periods one year ago. Food and packaging costs at Taco Bueno remained relatively consistent with the prior year periods. Payroll and other employee benefits increased 2.5%, to 34.1%, and 1.2%, to 32.5%, respectively, for the 12- and 40-week periods ended November 6, 2000 when compared to the same periods last year. This increase is primarily due to the tight labor market in Texas and Oklahoma, as well as an increase in the workers' compensation self-insurance reserve. Occupancy and other operating expenses also increased from the prior year 12- and 40-week periods by 2.2%, to 17.8%, and by 2.1%, to 16.8%, respectively. This increase is due primarily to an increase in depreciation associated with the completion of several signage projects in the current year.

         Franchised and licensed restaurant costs increased $9.5 million, or 35.5%, and $22.3 million, or 23.9%, respectively, for the 12- and 40-week periods ended November 6, 2000, as compared to the corresponding prior year periods. This increase was primarily due to an increase in the number of Carl's Jr. restaurants open and operating during the current year, which has led to higher volume in our distribution center and an increase in the number of Hardee's franchisees and licensees purchasing equipment from us.

         Advertising expenses decreased $5.2 million, or 18.8%, and $9.4 million, or 10.6%, respectively, for the 12- and 40-week periods ended November 6, 2000, as compared to the comparable periods in the prior year. This decrease was due primarily to certain expenditures incurred in the prior year periods for special advertising campaigns.

         General and administrative expenses decreased $0.9 million, or 2.9%, and increased $6.6 million, or 6.4%, respectively, for the 12- and 40-week periods ended November 6, 2000, as compared to the prior year. As a percentage of total revenues, this represents a decrease of 0.6% and an increase of 0.9%, respectively, for the 12- and 40-week periods ended November 6, 2000. The increase for the 40-week period is due mainly to maintenance incurred on our new computer systems during the previous two quarters of the current fiscal year as well as depreciation on those systems. In the current year 12-week period, we have significantly decreased this contracted labor and have therefore seen a decrease in G&A when compared to the comparable 12-week period in the prior year.

         Interest expense for the 12- and 40-week periods ended November 6, 2000 increased $2.5 million, or 17.9%, and $10.5 million, or 24.5%, respectively, when compared to the same periods in the prior year. For the 12-week period, the increase in interest expense was due to an overall increase in interest rates charged to us under the senior credit facility. For the 40-week period, this increase was due to higher levels of borrowings outstanding under our senior credit facility, as well as an overall increase in interest rates. As a result of the amendment to our senior credit facility subsequent to year-end, the applicable margin used to determine our interest rate payable on outstanding borrowings was increased. Given the current rise in interest rates, we would expect our interest expense to continue to rise in future quarters even if our borrowings outstanding under our senior credit facility remain unchanged. However, we plan to mitigate the effect of higher interest rates by reducing outstanding borrowings with proceeds from sales of restaurants, which is required by the senior credit facility, as amended. Also contributing to the rise in interest expense for the 40-week period ended November 6, 2000 was the $200.0 million aggregate principal amount of 9.125% senior subordinated notes due 2009. These notes were issued during the first quarter of fiscal 2000 and, as such, the prior year 40-week period included only a partial period of interest expense while the current year included a full 40-weeks.

         Other income (expense), net, mainly consists of interest income, lease income, dividend income, gains and losses on sales of restaurants, income and loss on long-term investments, property management expenses and other non-recurring income and expenses. Other income (expense), net decreased $32.6 million and $48.1 million for the 12- and 40-week periods ended November 6, 2000, respectively. This decrease was primarily due to the inclusion of net losses on the sale of certain Hardee's and Carl's Jr. restaurants of $31.9 million and $48.9 million, respectively, for the 12- and 40-week periods ended November 6, 2000.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999


(Continued)

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


FINANCIAL CONDITION

         Cash and cash equivalents decreased $10.7 million to $25.8 million in the 40-week period ended November 6, 2000. Investing activities generated $46.1 million of cash flows, primarily as a result of the sale of company-operated restaurants, offset by capital additions of $63.0 million. Financing activities absorbed $62.5 million, primarily due to net repayments on the senior credit facility during the period. Cash flows from operating and investing activities were mainly used to fund the development of Carl's Jr. restaurants, to repay $7.9 million in capital lease obligations, to pay down the senior credit facility and to pay the first scheduled semi-annual dividend payment of $2.1 million.

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

Our senior credit facility contains the following significant covenants:

o restrictions on our ability to incur additional indebtedness, repurchase stock or subordinated debt, pay dividends and incur liens on our assets, subject to specified exceptions; and

o requirements that we satisfy specified financial tests as a precondition to our acquisition of other businesses.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999


(Continued)

         In addition, we are required to comply with minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios.

         In April 2000, the Company amended its senior credit facility effective January 31, 2000, to amend certain of the covenants contained therein and then further amended the credit facility effective August 14, 2000. The amended senior credit facility provides that the revolving commitments thereunder shall be reduced by the entire net proceeds from the sale of any of the Company's restaurants. The senior credit facility, as amended, also prohibits the Company from purchasing shares of its common stock, purchasing its senior subordinated notes or convertible notes, from prepaying subordinated indebtedness and from paying cash dividends. In addition, capital expenditures were reduced and construction of new restaurants is limited to construction already begun or committed to begin. The final maturity date remains unchanged; however, the interest rate payable on outstanding borrowings was increased. The amended facility required the Company to complete an asset sale or sales aggregating $150.0 million by the end of October 2000. The Company did not meet this requirement thus resulting in an additional increase to the interest rate of 50 basis points until such sales are completed. The amended credit facility also requires the Company to meet certain benchmarks during the months of November 2000, December 2000 and January 2001 relating to asset sales. If these benchmarks are not met, the lenders may request that the Company pledge specific collateral to further secure the senior credit facility.

         As of the end of our second quarter of fiscal 2001, the Company was not in compliance with certain covenants governing its senior credit facility. The Company has received a waiver of this non-compliance through January 29, 2001, including its third quarter. It is the Company's intention to repay outstanding borrowings on its senior credit facility with the net proceeds from its asset sales during the next twelve months. Accordingly, the total amount outstanding under the senior credit facility of $219 million as of November 6, 2000 has been classified as a current liability on the consolidated balance sheet. As of November 6, 2000, the Company had $20.8 million of borrowings available under its senior credit facility. In the event the senior credit facility is declared accelerated, the senior subordinated notes and the convertible subordinated notes may also become accelerated under certain circumstances and after all cure periods have expired.

         Our primary source of liquidity is our revenues from company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new restaurants, the remodeling of our Hardee's restaurants to the Star Hardee's format (which has been recently scaled back due to our plan to reduce leverage) and the conversion of restaurants to the Carl's Jr./Green Burrito dual-brand concepts (which has also been recently scaled back due to our plan to reduce leverage).

         It is our intention to rebalance our Company so that we will have a larger proportion of franchised restaurants rather than company-operated restaurants. We are planning to sell up to 500 Hardee's restaurants to existing and new franchisees during fiscal 2001, which should generate net proceeds to the Company of approximately $200.0 million. We intend to condition such sales upon the purchasers' agreement to perform additional development with respect to the purchased restaurants, including the Star Hardee's remodeling, and upon the execution of royalty agreements providing for full royalties at four percent of net sales. The net proceeds from these asset sales will be used to repay outstanding borrowings under our senior credit facility. In addition, we have significantly reduced our capital expenditures in the current year from $27.0 million in the second quarter of fiscal 2001 to $4.9 million in the third quarter. This step which will help us accomplish our strategic goal of reducing our leverage. In the current fiscal year, the Company has completed the sale of 280 Hardee's restaurants, generating net after-tax cash proceeds of approximately $78.4 million.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999


(Continued)

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

         We believe that cash generated from our various restaurant operations, along with cash and cash equivalents on hand as of November 6, 2000, and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the foreseeable future. As of November 6, 2000, we had $20.8 million of borrowings available to us under our senior credit facility. If those sources of capital, together with net proceeds from sales of restaurants, are insufficient to satisfy our capital spending and working capital requirements, we may be required to sell additional restaurants or obtain additional credit facilities. In addition, substantially all of the real properties we own and use for our restaurant operations are unencumbered and could be used by us as collateral for additional debt financing or could be sold and subsequently leased back to us.

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999


(Continued)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         Our principal exposure to financial market risks is the impact that interest rate changes could have on our $400.0 million senior credit facility, of which $219.0 million remained outstanding as of November 6, 2000. Borrowings under our senior credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 9.4% in fiscal 2001). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $2.2 million in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility and assumes no change in the volume, index or composition of debt at November 6, 2000. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      NOVEMBER 6, 2000 AND NOVEMBER 1, 1999


PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits:

                  12.1     Computation of Ratios

                  27.1 Financial Data Schedule (included only with electronic filing)

         (b) Current Reports on Form 8-K:

                  A Current Report on Form 8-K dated September 22, 2000 was filed during the third quarter of the fiscal year to report the resignation of C. Thomas Thompson and the appointment of Andrew F. Puzder as President and Chief Executive Officer of the Company.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CKE RESTAURANTS, INC.
                                        ---------------------
                                             (Registrant)



December 19, 2000                       /s/  Carl A. Strunk
-----------------                       -------------------------
       Date                             Executive Vice President,
                                        Chief Financial Officer

                                  EXHIBIT INDEX


             Exhibit #     Description
             ---------     -----------

                12.1       Computation of Ratios

                27.1 Financial Data Schedule (included only with electronic filing)