Form 10-K405
period 2001-01-29
CKE RESTAURANTS INC
filed 2001-04-30
CIK 919628

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2001

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

               401 W. CARL KARCHER WAY, ANAHEIM, CALIFORNIA 92801
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (714) 774-5796
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Common Stock, $.01 par value                   New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                                ----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2001 was $104,110,276.

     The number of outstanding shares of the registrant's common stock was 50,501,421 as of March 30, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after January 29, 2001, are incorporated by reference into Part III of this Report.

================================================================================

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2001

                                TABLE OF CONTENTS

                                                                                                    PAGE NO.
                                                                                                    --------
                                                  PART I
  Item 1.   Business                                                                                    3
  Item 2.   Properties                                                                                 16
  Item 3.   Legal Proceedings                                                                          16
  Item 4.   Submission of Matters to a Vote of Security Holders                                        16

                                                  PART II

  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                      17
  Item 6.   Selected Financial and Operating Data                                                      17
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations      19
  Item 7a.  Quantitative and Qualitative Disclosure About Market Risk                                  29
  Item 8.   Financial Statements and Supplementary Data                                                29
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       29


                                                 PART III

  Item 10.  Directors and Executive Officers of the Registrant                                         29
  Item 11.  Executive Compensation                                                                     29
  Item 12.  Security Ownership of Certain Beneficial Owners and Management                             29
  Item 13.  Certain Relationships and Related Transactions                                             30

                                                  PART IV

  Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K                          32

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     CKE Restaurants, Inc. (the "Company") owns, operates and franchises 3,783 quick-service restaurants, primarily under the Carl's Jr., Hardee's and Taco Bueno brand names. Our Hardee's and Carl's Jr. chains are the fourth and seventh largest quick-service hamburger restaurant chains in the United States, respectively, based on domestic systemwide sales. Based on publicly available data, our company-operated Carl's Jr. and Taco Bueno restaurants have historically generated restaurant-level operating margins that have been among the highest of the major quick-service restaurant chains.

        Carl's Jr.(R) -- Carl's Jr. was founded in 1956 and is located primarily in the Western United States, with a leading market presence in California. The Carl's Jr. menu features several charbroiled hamburgers, chicken sandwiches, steak sandwiches and other signature items, including the Famous Star, Western Bacon Cheeseburger(R), Super Star(R), Charbroiler Chicken Sandwiches(R), Crispy Chicken Sandwiches(R), the Charbroiled Sirloin Steak Sandwich, the Sourdough Bacon Cheeseburger and the Spicy Chicken Sandwich. Carl's Jr. differentiates itself from its competitors by offering menu items that are generally made-to-order, meet exacting quality standards and have a strong reputation for quality and taste. As of January 29, 2001, our Carl's Jr. system included 977 restaurants, of which we operated 491 restaurants and our franchisees and licensees operated 486 restaurants.

        Hardee's(R) -- We acquired Hardee's in July 1997. This initial acquisition consisted of 808 Hardee's restaurants. In April 1998, we acquired 557 additional stores from the largest franchisee of Hardee's, Flagstar Enterprises, Inc. ("FEI"). Subsequent to that, we acquired approximately 100 more restaurants in various transactions with certain franchisees. Many of the restaurants that we acquired were in immediate need of a remodel. This prompted us to aggressively remodel these units to Star Hardee's, as explained below. Although these acquisitions enabled us to expand the scope of our operations and become one of the leading nationwide operators of quick-service hamburger restaurants, the capital requirements were intense and required us to incur significant borrowings. Given this debt level and declining same-store sales and restaurant margins at Hardee's we ultimately turned to our refranchising strategy discussed below. Hardee's was founded in 1961 and has significant market presence in the Southeastern and Midwestern United States. We believe there is significant value in Hardee's and Carl's Jr.'s complementary geographic markets and relative menu strengths. Hardee's strength is in its breakfast menu, which generates approximately 40% of its overall revenues. This represents one of the highest percentages in the quick-service hamburger restaurant industry. Since late fiscal 2000, we have been engaged in an effort to refranchise our system by selling existing Hardee's restaurants to new and existing franchisees. As of January 29, 2001, our Hardee's system included 2,660 restaurants, of which we operated 923 restaurants and our franchisees and licensees operated 1,737 restaurants.

        Taco Bueno(R) -- As of January 29, 2001, we owned and operated 125 Taco Bueno quick-service Mexican restaurants located in Texas and Oklahoma. Taco Bueno differentiates itself from its competitors by offering a diverse menu featuring generous portions of freshly prepared, high-quality food items. In addition to typical quick-service Mexican offerings, such as burritos, tacos, tostadas and combination meals, Taco Bueno features a number of signature menu items, such as its Mexidips & Chips, Muchaco, Bueno Chilada Platter, Two-handed Taco and BOB ("Big Ol' Burrito"). In March 2001, the Company entered into a definitive purchase agreement to sell Taco Bueno for approximately $70 million, subject to certain adjustments.

        Bank Relations -- As a result of the poor operating performance at Hardee's, we were not in compliance with certain covenants governing our senior credit facility as of January 29, 2001. We have received waivers of this non-compliance through January 31, 2002. In accordance with the terms of the amendments to our senior credit facility, we have been reducing our total commitment and total debt outstanding on the facility through the proceeds from our refranchising strategy as well as other asset sales. This refranchising strategy was initiated to 1) reduce our leverage by using the cash from the restaurant sales to reduce outstanding borrowings on our senior credit facility and 2) achieve a better mix of franchise-operated to company-operated restaurants.

STRATEGY

In years past, we embarked on a growth strategy primarily involving the development and operations of restaurants directly under our control. Our strategy is also to provide effective management for our Hardee's and Carl's Jr. brands and move to a well-balanced system of nationwide restaurant concepts that are mainly franchise-operated. We will accomplish this by selling restaurants to new and existing franchisees and use the resulting cash flow to reduce leverage. We believe that our ability to deliver high-quality food with superior service in a clean and friendly environment is critical to our operating success. When we acquired Hardee's in July 1997, and subsequently grew the base of company-operated restaurants by acquiring a number of franchised restaurants, including the Hardee's restaurants owned by the largest franchisee, Flagstar Enterprises, Inc., we had a solid history of developing food, labor and customer service management practices that allowed us to effectively monitor restaurant-level operations, control costs, benchmark restaurant performance statistics and communicate systemwide best practices throughout our Carl's Jr. chain. As a result of these strategies, we were able to improve the average unit sales of Carl's Jr. from $966,000 in fiscal 1995 to $1,078,000 in fiscal 2001 and average unit sales of Taco Bueno from $600,000 during fiscal 1997 to $786,000 in fiscal 2001. We attempted to employ the same strategies in our newly acquired Hardee's chain, hoping to achieve the same results. After some time and after a number of advertising campaigns, it became apparent to us that the strategies that made Carl's Jr. and Taco Bueno successful would not work at Hardee's. We realized that we needed to make some changes and embarked on an operating and advertising strategy that is more appropriate for the typical Hardee's guest. Two of the most important changes that we made in our strategy for Hardee's over the last year and a half were to reduce the number of company-operated restaurants by selling them to new and existing franchisees and to implement a new quality service program. Both of these initiatives are discussed in greater detail below.

     The revitalization of the Hardee's brand is clearly the most important element of our overall strategy. Through our revised approach to Hardee's operations, and through our refranchising strategy discussed below, we continue to believe that the Hardee's brand is capable of generating meaningful profits and positive same-store sales. The key elements of our overall strategy are to:

        Revitalize the Hardee's Brand to Grow Same-Store Sales. We are continuing our focus on revitalizing the Hardee's brand to generate same-store sales growth by appealing to the traditional Hardee's consumer. This revitalization focuses on reintroducing several products that Hardee's is known for and that made the brand successful years ago, such as the Roast Beef Sandwich, which is sliced and prepared in the restaurant and a popular product from the past, the Big Shef. We also are implementing the Carl's Jr.-style limited table service and added "all-you-can-drink" beverage bars in all of our Hardee's restaurants. Additionally, we are remodeling many of our Hardee's restaurants into a new "Star Hardee's" format, which we designed to revitalize the Hardee's brand with certain menu items from Carl's Jr., a clean, distinctive appearance and certain other operating qualities. In addition to the menu enhancements, a Star Hardee's remodel involves installing charbroilers in the kitchens, remodeling the interior and exterior of the restaurant and installing new signage that accents the Hardee's name with a Star logo. Over the past year, we, along with some franchisees, have been able to scale down the remodel, which still includes the addition of a charbroiler, signage and less interior and exterior enhancements, and thus significantly reduce the cost. Due to our debt reduction strategy discussed below, recently we have significantly scaled back the Star Hardee's remodel program for company-operated restaurants. If cash flows from operations permits, we plan to remodel up to 90 Hardee's units during fiscal 2002. As of January 29, 2001, 341 company-operated and 481 franchise-operated Hardee's had been remodeled to Star Hardee's. As previously noted, certain aspects of the Carl's Jr. philosophy did not work at Hardee's and prompted us to make some changes in our operating and advertising strategies. Therefore, during the past six months, Hardee's restaurant operators have been focusing on "Operation QSC" -- Quality, Service, Cleanliness. This push has been in anticipation of the new Hardee's advertising campaign which debuted in February 2001. This campaign invites our audience to "Come on Home" to Hardee's and takes Hardee's back to its roots and the hometown cooking and hospitality that made the brand famous years ago. The reason for implementing QSC well ahead of this exciting new advertising campaign is based on the premise that a new advertising campaign will likely bring in new guests, but that if the staff is not prepared to please those new guests the likelihood of a return visit is severely diminished. We believe that the focus on QSC and the influence of this new ad campaign will improve Hardee's overall performance. Finally, during the fourth quarter of fiscal 2001, we decided to close certain underperforming Hardee's restaurants that we believe are in locations where the population or demographics have changed so significantly that there is minimal likelihood for material improvement. During fiscal 2001, of the 105 Hardee's restaurants for which we provided a reserve in fiscal 2000 we closed 74 restaurants, and during fiscal 2001 we have provided a reserve to close an additional 72 Hardee's restaurants over the next 12 months.

        Keep Carl's Jr. on a Positive Track. Carl's Jr. is, and continues to be, a strong brand. This strong sales performance was driven in fiscal 2001 by the introduction of two new sourdough products, the Sourdough Ranch Cheeseburger and the Sourdough Pepperjack Cheeseburger. Attribute ratings for Carl's Jr., including brand awareness, advertising recall, top of mind awareness and share of visits are at their highest levels in the past two years. We have several new products ready to introduce and have refocused our advertising on our target audience. Most recently, we featured ads with the taglines "Without Us, Some Guys Would Starve" and "Don't Bother Me, I'm Eating." With the focus on new products and superior service, we believe that the Carl's Jr. brand will continue the success it has enjoyed over the last half-century. The Carl's Jr. restaurants we operate in Oklahoma and Texas continue to present us with our biggest challenge. In fiscal 1999, we converted the existing Hardee's restaurants in those states to Carl's Jr. During the fourth quarter of fiscal 2001, we decided to close 17 underperforming Carl's Jr. restaurants in Oklahoma and are continuing to work on improving the performance of the remaining units.

        Refranchise Company-Operated Restaurants to New and Existing Franchisees. It is our intention to rebalance our company so that we will have a larger proportion of franchise-operated restaurants rather than company-operated restaurants. During fiscal 2001 we sold approximately 90 Carl's Jr. restaurants to franchisees generating net cash proceeds (as defined in our senior credit facility) of approximately $49.3 million and approximately 300 Hardee's restaurants to franchisees generating net cash proceeds (as defined in our senior credit facility) of approximately $88.5 million. This strategy is intended to increase the number and quality of our Hardee's franchisees to help us turn around those restaurants, to generate cash to pay down borrowings under our senior credit facility, and to allow us to focus on running and remodeling the balance of our Hardee's system with a smaller number of company-operated restaurants.

        Sell Taco Bueno. As discussed previously, we have entered into a definitive purchase agreement to sell Taco Bueno. We believe that this sale will help us reduce our debt and will allow our management to focus on our Carl's Jr. and Hardee's brands.

        Reduce Leverage. We will use the proceeds from the refranchising strategy discussed above to significantly reduce the amount of borrowings outstanding on our senior credit facility. We made significant progress during the current fiscal year, reducing our outstanding borrowings from nearly $300 million in March 2000 to $168.5 million at the end of fiscal 2001 and, as of April 24, 2001, to approximately $135 million. As a result of the poor operating performance at Hardee's, we were not in compliance with certain covenants governing our senior credit facility as of January 29, 2001. We have received waivers of this non-compliance through January 31, 2002. In accordance with the terms of the amendments to our senior credit facility, we have been reducing our total commitment and total debt outstanding on the facility through the proceeds from our refranchising strategy as well as other asset sales discussed above. This refranchising strategy was initiated to 1) reduce our leverage by using the cash from the restaurant sales to reduce outstanding borrowings on our senior credit facility and 2) achieve a better mix of franchise-operated to company-operated restaurants. This reduction in debt has enabled us to shift our focus to revitalizing the Hardee's brand as discussed above.

        Expand Our Concepts. We, along with our franchisees, intend to continue expanding our Carl's Jr. chain by opening new restaurants and continuing to improve our innovative advertising campaigns. Although capital expenditures were limited by our cash constraints as well as a covenant in our senior credit facility, in fiscal 2001 the Carl's Jr. system still grew by a total of 43 new restaurants. In fiscal 2002, if cash flows from operations permit, we plan to open approximately 10 new Carl's Jr. restaurants in established markets and our Carl's Jr. franchisees plan to open approximately 20 new restaurants. Additionally, we plan to open two or three new Hardee's restaurants during fiscal 2002.

RESTAURANT OPERATIONS

CARL'S JR.

     Concept. We believe that our Carl's Jr. restaurants offer superior food quality, a diverse menu and attentive customer service which differentiate Carl's Jr. from its competitors and are critical to its success. Unlike many quick-service restaurants that emphasize lower prices, Carl's Jr. restaurants focus on offering customers a quality dining experience at a reasonable price. Carl's Jr.'s menu features freshly prepared food items that appeal to a broad audience. We generally make Carl's Jr. charbroiled hamburgers, chicken sandwiches and signature items at the time of the customer's order, applying exacting quality standards and offering them in generous portions. By providing partial table service, unlimited drink refills and an attractive restaurant decor, Carl's Jr. restaurants offer a pleasant, customer-friendly environment. We believe that our focus on our customers and customer service, superior food quality and generous portions enables Carl's Jr. restaurants to maintain a strong price-value image with customers.

     Menu and Restaurant Design. Carl's Jr. restaurants offer a variety of products that have a strong reputation for quality and taste. The Carl's Jr. menu is relatively uniform throughout the chain and features several charbroiled hamburgers and chicken sandwiches, including the Famous Star, Western Bacon Cheeseburger, Super Star, Charbroiler Chicken Sandwiches, Crispy Chicken Sandwiches, the Charbroiled Sirloin Steak Sandwich, the Sourdough Bacon Cheeseburger and the Spicy Chicken Sandwich. We also offer a fish sandwich, stuffed baked potatoes, prepackaged salads, french fries, onion rings and fried zucchini. Most restaurants also have self-service salad bars and a breakfast menu including eggs, bacon, sausage, French Toast Dips(R), the Sunrise Sandwich(R) and a breakfast burrito. In addition, the restaurants sell a variety of promotional products on a limited basis. Carl's Jr. also was among the first to offer self-service salad bars and all-you-can-drink beverage bars.

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

     Substantially all of our Carl's Jr. restaurants have bright colored exteriors, red awnings and a large, tilted Happy Star(R) logo. The interiors feature the same bright colors, food murals, display cases for salads and desserts and accent lighting throughout the dining area. We believe that Carl's Jr.'s new restaurant design further increases consumer awareness of the Carl's Jr. brand.

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

     Each company-operated Carl's Jr. restaurant is operated by a general manager who has received nine to 13 weeks of management training. This training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. The restaurant manager trains other employees in accordance with our guidelines. District managers, who are responsible for 11 to 14 restaurants, also supervise restaurant managers. Approximately 50 district managers are under the supervision of five regional vice presidents, all of whom regularly inspect the operations in their respective districts and regions.

     Dual-Branding. Dual-branding allows a single restaurant to offer consumers two distinct brand menus. In May 1995, we entered into an initial agreement with Santa Barbara Restaurant Group, Inc. ("SBRG") to offer The Green Burrito menu at selected Carl's Jr. locations. In July 2000, this agreement was terminated and was replaced by a new master franchise agreement, which was subsequently amended in December 2000. We believe The Green Burrito's position in the popular Mexican food segment and its dinner menu orientation complement the Carl's Jr. menu. Customers of the Carl's Jr./Green Burrito dual- brand restaurants are able to order items from both Carl's Jr.'s and The Green Burrito's menu boards located at the same counter. Both menus are also available to customers utilizing the drive-thru. The Green Burrito menu offered at the dual-brand restaurants features a wide variety of traditional Mexican food items, including burritos, tostadas, enchiladas, tacos, taquitos and nachos as well as combination meals which are served with rice and beans. A variety of condiments such as jalapeno peppers, hot sauce and mild and hot salsa are available at self-serve salsa bars so that customers can spice and garnish their meals according to individual taste. In order to convert an existing Carl's Jr. restaurant to a Carl's Jr./Green Burrito restaurant, the additional equipment necessary to offer The Green Burrito menu is added to the Carl's Jr. restaurant, as well as new menu boards and new signage, both inside and outside, indicating the offering of both brands. In most cases, changes to the seating area or other parts of the physical structure of the restaurant are unnecessary. We believe that this dual-branding program has attracted new customers, while increasing the frequency of customer visits at converted restaurants.

     Our agreement with SBRG, as amended, provides for a new conversion schedule which requires the conversion of a total of 233 Carl's Jr. restaurants to Carl's Jr./Green Burrito dual-brand restaurants by the end of calendar 2002. Additionally, we now directly manage the Green Burrito menu in our dual-branded stores and our franchise fee and royalties payable to SBRG has been reduced. As of January 29, 2001, 116 Carl's Jr. company-operated locations have been converted to Carl's Jr./Green Burrito dual concept restaurants. We are required to pay an initial franchise fee for each restaurant opened and remit royalties on The Green Burrito food sales to SBRG. At the end of fiscal 1996, we elected to sub-franchise, and shortly thereafter began offering, the Carl's Jr./Green Burrito dual-brand to our franchise community. As of January 29, 2001, 80 franchised Carl's Jr. restaurants have been converted to the Carl's Jr./Green Burrito concept. We receive a portion of the fee for each franchise conversion and royalties from our franchisees' Green Burrito food sales.

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

     Our international licensed operations continued to be a bright spot for us in fiscal 2001. Our Carl's Jr. restaurants in Mexico reached average unit volumes of $1,820,000 in fiscal 2001, well in excess of our domestic units.

     Our franchising and licensing philosophy is that only candidates with appropriate operational experience and financial stability are considered for the program. Specific net worth and liquidity requirements must be satisfied. Area development agreements generally require franchisees to open a specified number of Carl's Jr. restaurants in a designated geographic area within a specified time period.

     As of January 29, 2001, 486 Carl's Jr. restaurants were operated by our Carl's Jr. franchisees and licensees. The majority of our Carl's Jr. franchisees own more than one restaurant, with 24 franchisees owning seven or more restaurants. We presently anticipate that our Carl's Jr. franchisees and licensees will open approximately 20 new Carl's Jr. restaurants during fiscal 2002.

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

     Menu and Restaurant Design. Hardee's restaurants currently offer hamburgers, chicken sandwiches, roast beef sandwiches and fish sandwiches for lunch and dinner, as well as fried chicken in our restaurants located in certain markets. Unlike many quick-service hamburger restaurants, Hardee's strength has been in its breakfast sales, which generate approximately 40% of its overall operating revenue, one of the highest in the quick-service hamburger industry. Hardee's breakfast menu features "made-from-scratch" biscuits, biscuit breakfast sandwiches and other items such as hash rounds and breakfast platters. Substantially all of Hardee's restaurants have drive-thru facilities, and selected restaurants are open 24 hours a day, primarily on the weekends. Most Hardee's restaurants are freestanding, ranging in size from 3,000 to 3,500 square feet, with a seating capacity of 75 to 100 persons. Currently, several building designs and floor plans are in use system-wide, depending upon operational needs, local zoning requirements and real estate availability.

     Since our acquisition of Hardee's, we introduced certain made-to-order lunch and dinner menu items that are currently served in our Carl's Jr. restaurants, such as the Famous Star, and eliminated unprofitable product offerings. We are continuing our focus on revitalizing the Hardee's brand to generate same-store sales growth by appealing to the traditional Hardee's consumer. This revitalization focuses on reintroducing several products that Hardee's is known for and that made the brand successful years ago such as the Roast Beef Sandwich, which is sliced and prepared in the restaurant, and a popular product from the past, the Big Shef. We also are implementing the Carl's Jr.-style limited table service and added "all-you-can-drink" beverage bars in all of our Hardee's restaurants. Additionally, we are remodeling our Hardee's restaurants to a new "Star Hardee's" format, which we designed to revitalize the Hardee's brand with the menu and certain operating qualities of Carl's Jr. In addition to the menu enhancements, a Star Hardee's remodel involves installing charbroilers in the kitchens, remodeling the interior and exterior of the restaurant and installing new signage that accents the Hardee's name with a Star logo. Over the past year, we, along with some franchisees, have been able to scale down the remodel which still includes the addition of a charbroiler, signage and less interior and exterior enhancements, and thus significantly reduce the cost. However, due to our debt reduction strategy, recently we have significantly scaled back the Star Hardee's remodel program for company-operated restaurants.

     As of January 29, 2001, we had remodeled 341 company restaurants and installed "all-you-can-drink" beverage bars in all of our Hardee's restaurants.

     Operations. We strive to maintain high standards in all products and equipment used by our Hardee's restaurants, as well as the operations related to food preparation, service and cleanliness. As part of our plan to offer certain items currently served in our Carl's Jr. restaurants at Hardee's, we are in the process of installing gas-fired charbroilers in each existing company-operated Hardee's restaurant. As previously noted, the Carl's Jr. philosophy has not yet yielded improvements at Hardee's, which prompted us to make some changes in our operating and advertising strategies in addition to the physical changes discussed above. Therefore, the Hardee's operators have been focusing on "Operation QSC" -- Quality, Service, Cleanliness. This push has been in anticipation of the new Hardee's advertising campaign which debuted in February 2001. This campaign invites our audience to "Come on Home" to Hardee's and takes Hardee's back to its roots and the hometown cooking and hospitality that made the brand famous years ago. The reason for implementing QSC well ahead of this exciting new advertising campaign is based on the idea that a new advertising campaign will likely bring in new guests, but that if the staff is not prepared to please those new guests, the likelihood of a return visit is severely diminished.

     Franchised and Licensed Operations. Franchise agreements with Hardee's franchisees, who operate in the Southeastern and Midwestern United States, generally provide for initial fees and continuing royalty payments to us based upon a percentage of sales. Most franchisees are required to purchase certain inventory and supplies from approved suppliers and are required to spend a minimum percentage of sales each month on advertising. In addition, most franchisees are required to purchase and install all fixtures, furnishings, signs and equipment specified in the approved site layout and plan. Prior to the opening of a franchised restaurant, the general manager of each franchise is required to attend and complete our company-sponsored training program. Franchisees may also be required to remit lease payments for the use of our company-owned or leased restaurant facilities and to pay related occupancy costs.

     At Hardee's, average unit volumes for our international restaurants were $853,000 in fiscal 2001 and total revenue from the Hardee's international restaurants exceeded $100 million for the first time in Hardee's history.

     Since our acquisition of Hardee's, we have worked to enhance and develop a productive relationship with our Hardee's franchisees. We have been supportive in establishing a franchisee association and improved communications with franchisees. As a result, our Hardee's franchisees have collectively increased their level of royalty payment and advertising contribution compliance. Our Hardee's franchisees have joined us in our Star Hardee's remodel program and, as of January 29, 2001, had remodeled 481 franchised Hardee's restaurants.

     As of January 29, 2001, 1,737 Hardee's restaurants were operated by our franchisees and licensees. The majority of our Hardee's franchisees own more than one restaurant, with 29 franchisees owning 10 or more restaurants.

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

     Taco Bueno restaurants generally feature a "Santa Fe/Pueblo" architecture and exterior decor, which was designed for high visibility and consumer recognition, and generally range in size from 2,400 square feet to 3,200 square feet. Restaurant interiors include wooden tables and chairs, booth seating, stucco walls, warm colors and a southwestern theme, all of which are intended to create a distinctive atmosphere. In fiscal 2000, we began the roll-out of our new Taco Bueno remodel program. The new design features contemporary Mexican architecture, bright, eye-catching colors, serpentine stainless-steel counters and black slate tile. As of January 29, 2001, 39 Taco Bueno restaurants had been remodeled.

     In November 2000, we made a strategic decision to focus all of our efforts on turning around our Hardee's operations and growing the Carl's Jr. brand, and consequently, in March 2001, we entered into a definitive purchase agreement to sell Taco Bueno for approximately $70 million, subject to certain adjustments. We plan to use the net proceeds of the sale to repay indebtedness under our senior credit facility.

INVESTMENTS IN OTHER RESTAURANT CONCEPTS

     In the past, we have selectively invested in other restaurant concepts, as described below (see Note 8 of Notes to the Consolidated Financial Statements). In fiscal 2001, in order to reduce our focus from multiple brands to our core concepts, we began to divest our interest in the other restaurant concepts.

     Santa Barbara Restaurant Group, Inc. Santa Barbara Restaurant Group, Inc. ("SBRG") (formerly GB Foods Corporation) owns, operates and franchises The Green Burrito and La Salsa quick-service Mexican food restaurants, and Timber Lodge Steakhouse. Through our dual-branding relationship with The Green Burrito, we are SBRG's largest franchisee.

     On September 1, 1998, we sold 14 company-operated JB's Restaurants and two Galaxy Diner restaurants to Timber Lodge Steakhouse, Inc. ("Timber Lodge") for 687,890 shares of Timber Lodge common stock, which was converted into SBRG common stock in connection with the merger of Timber Lodge and SBRG. That year, we also sold our wholly owned subsidiary, JB's Restaurants, Inc. ("JB's"), which consisted of the remaining 48 company-operated JB's Restaurants and the JB's franchise system together with four Galaxy Diner restaurants, to SBRG for one million shares of SBRG common stock. During fiscal 2001, we sold our shares of SBRG to American National Financial, Inc., an affiliate of Fidelity National Financial, Inc., and therefore no longer hold an ownership interest in SBRG.

     Rally's and Checkers. In August 1999, Rally's Hamburgers, Inc. ("Rally's") merged with Checkers Drive-In Restaurants, Inc. ("Checkers") in a reverse acquisition. Checkers operates and franchises approximately 427 Checkers and 427 Rally's double drive-thru quick-service hamburger restaurants, primarily in the Southeastern and Midwestern United States. Pursuant to the terms of our operating agreement with Rally's, we operate 21 Rally's restaurants in California and Arizona. During fiscal 2001, we sold 657,000 shares of Checkers in open market transactions. We currently have a 9.2% ownership interest in Checkers and the right to acquire common shares representing an additional 7.4% of Checkers.

     Boston Market. We held a minority interest in Boston West, LLC ("Boston West"), which operates Boston Market restaurants in designated markets in Southern California as a franchised area developer of Boston Chicken, Inc. ("BCI"), the franchisor of the Boston Market restaurant concept. BCI and its Boston Market subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code on October 5, 1998. In a separate action, on November 9, 1998, Boston West filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in order to restructure its overall operations. During the third quarter of fiscal 1999, we signed an agreement with Boston West to provide administrative and management services to the Boston Market franchises operated by Boston West. In April 2000, Boston Market Corporation ("BMC"), a wholly-owned subsidiary of McDonald's Corp., acquired BCI's rights, claims and interests relating to Boston West. As a result, Boston West and BMC filed a joint plan of reorganization which was approved by the bankruptcy court. Under this plan we no longer provide administrative or management services to Boston Market stores operated by Boston West and we no longer have an ownership interest in Boston West or any of the Boston Market stores operated by Boston West. Additionally, under the plan, Boston West was dissolved.

     We intend to continue to review our investments in other restaurant concepts. Although we have no present intention to acquire additional interests in other restaurant concepts, we may do so in the future, depending on the availability of financing at attractive terms, the business prospects of the restaurant concept, alternative business opportunities available to us and general economic conditions.

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

     We currently purchase substantially all of the food, packaging and cleaning products sold or used in our Hardee's restaurants from Fast Food Merchandisers, Inc. ("FFM") and MBM Corporation ("MBM"). MBM, which was the primary distributor for FEI, acquired FFM in 1998, and consequently consolidated substantially all of Hardee's distribution requirements. FFM and MBM currently distribute such products to company-operated restaurants and to many of the Hardee's restaurants operated by our Hardee's franchisees. Pursuant to the terms of the distribution agreements, we are obligated to purchase substantially all of our specified product requirements from FFM and MBM for remaining terms of four years each. The prices we pay for FFM and MBM products, and the delivery fees we pay each distribution service, are subject to adjustment in certain circumstances, which may include increases resulting from changes in the distributor's cost structure.

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

COMPETITION

     The foodservice industry is intensely competitive with respect to the quality and value of food products offered, concept, service, price, dining experience and location. We primarily compete with major restaurant chains, some of which dominate the quick-service restaurant industry, and also compete with a variety of other take-out foodservice companies and fast-food restaurants. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food stores, as well as supermarkets and convenience stores. We believe we can effectively compete in the markets in which we have restaurants. However, many of our competitors have substantially greater financial, marketing and other resources than we do, which may give them competitive advantages. Certain of the major quick-service restaurant chains have increasingly offered selected food items and combination meals at discounted prices. In recent years, our restaurant sales were adversely affected by aggressive promotions and price reductions by our competitors. Future changes in the pricing or other marketing strategies of one or more of our competitors could have a material adverse effect on our financial condition and results of operations. As our competitors expand operations, we expect competition to intensify. Such increased competition could have a material adverse effect on our financial condition and results of operations. We also face competition from other quick-service operators, retail chains and other companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of our expansion plans.

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

EMPLOYEES

     As of January 29, 2001, we employed approximately 35,500 persons, of whom approximately 32,000 were hourly restaurant, distribution or clerical employees and the remainder were managerial salaried employees engaged in administrative and supervisory capacities. A majority of our hourly employees are employed on a part-time basis to provide service necessary during peak periods of restaurant operations. None of our employees are covered by a collective bargaining agreement. We have never experienced a work stoppage attributable to labor disputes, and we believe our employee relations are good.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     The information contained in this Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma" or "anticipates," or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. Among these factors are the Risk Factors described below and:

     -  our ability to turn around Hardee's and grow the core restaurant brands;

     -  increases in our food, labor, occupancy and other operating costs;

     -  availability of commodities;

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

     We have a significant amount of indebtedness. As of January 29, 2001, we had a total of $624.3 million of long-term debt and capital lease obligations, including the current portion, and our debt to capitalization ratio was 0.64x. While in the past we have been able to generate sufficient earnings to satisfy our debt service obligations and other fixed charges, our substantial indebtedness requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes and could have important consequences to holders of our common stock and other securities. For example, it could:

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

     - place us at a competitive disadvantage compared to our competitors that have less debt; and

     - limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business.

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

     The sale of Taco Bueno is expected to generate a significant amount of cash to repay indebtedness under our senior credit facility. Our ability to avoid additional interest rate increases and to service our indebtedness may depend on the completion of this sale. Although we have signed a definitive purchase agreement to sell Taco Bueno for approximately $70 million, subject to certain adjustments, there can be no assurances that this sale will be completed. If this cash is not raised through the sale of Taco Bueno, we will have to pursue alternative methods of raising cash to repay indebtedness such as the sale of additional Carl's Jr. and Hardee's restaurants to new and existing franchisees or sale-leaseback of the existing Taco Bueno properties.

     Additionally, we were not in compliance with certain covenants under our senior credit facility as of January 29, 2001. Although we have received waivers of this non-compliance through January 31, 2002, we are currently actively pursuing strategies to refinance our senior credit facility as quickly as possible involving mortgaging many of our existing real properties that may reduce some of the capital restrictions that our current senior credit facility imposes. Failure to economically effect a refinancing may have a material adverse affect on our financial condition and results of operations.

Uncertainties Related to the Revitalization of Hardee's -- We will continue to face challenges in our attempt to improve our Hardee's operations.

     Revitalizing Hardee's will continue to challenge our management team. Hardee's is a well-established but underperforming brand. When we acquired Hardee's, it was experiencing declining system-wide same-store sales and a declining market share in the quick-service hamburger restaurant industry. Our initial turnaround strategy for Hardee's focused on managing costs and realizing purchasing synergies. These were the concepts and ideas that had worked for the Carl's Jr. chain for many years. While those synergies initially enabled us to improve our restaurant-level operating margins above their pre-acquisition historical levels, Hardee's margins have decreased over the past fiscal year. Hardee's operating margins for the fourth quarter of fiscal 2001 were below fiscal 1997 levels. We have realized that the strategies that worked at Carl's Jr. and Taco Bueno were not working. We had initially hoped that physical changes to the restaurants would increase same-store sales and improve margins. Therefore, in fiscal 2000, we invested large amounts of capital into reconfiguring many of our Hardee's restaurants' kitchens, replacing equipment, and remodeling restaurants to the Star Hardee's format. How, however, the cost and pace of this remodeling effort has been significantly scaled back during fiscal 2001 as we have been using cash flows to reduce indebtedness. As the remodel program has not been as successful as we had planned at Hardee's, we have launched the following initiatives during fiscal 2001; (1) during the fourth quarter of fiscal 2001, we identified a number of Hardee's stores that are considered to be underperforming. As of January 29, 2001, we have identified an additional 72 underperforming Hardee's restaurants to be closed over the next year (in addition to the 105 identified in fiscal 2000); (2) we have embarked on our refranchising strategy whereby we intend to increase our proportion of franchised restaurants to company-operated restaurants, which will allow us to generate cash to pay down debt and to increase the number and quality of our Hardee's franchisees to help turn around those restaurants; and, (3) we have launched "Operation QSC" -Quality, Service, Cleanliness. This is designed to prepare our restaurants and our staff for our new advertising campaign which invites our audience to "Come on Home" to Hardee's and enjoy the traditional products that they have grown up with. We cannot assure you that these strategies will be successful. If we are unable to achieve anticipated sales improvements and further improvements in restaurant-level operating margins in our Hardee's restaurants on a timely basis, cash flows generated from Hardee's operations may not be adequate to support our refinancing and growth plans. Our success will also depend, in part, on our Hardee's franchisees. Hardee's franchisees are not required to participate in implementing all of our strategies and we cannot assure you that all Hardee's franchisees will participate. If Hardee's franchisees do not implement our strategies we may not achieve our goals in the desired timeframe or at all. Failure to implement our strategies effectively could have a material adverse effect on our financial condition and results of operations.

Brand Growth -- Our ability to expand our restaurant chains depends on factors beyond our control.

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

     In recent years, we have realized improvements in the same-store sales growth in our company-operated Carl's Jr. restaurants. However, we cannot assure you that we will be able to maintain the historical level of same-store sales growth. Although our Carl's Jr. company-operated restaurants experienced an increase in same-store sales in the fourth quarter of fiscal 2000 and the first three quarters of fiscal 2001, during the fourth quarter of fiscal 2001, our company-operated Carl's Jr. restaurants reported a same-store sales decrease of 0.4%. As previously noted, the only area that Carl's Jr. has not been successful is in Oklahoma and Texas. Without the restaurants in Oklahoma and Texas, our fourth quarter company-operated Carl's Jr. same-store sales increased 0.2%.

Competition -- Our success depends on our ability to compete with our major competitors.

     The foodservice industry is intensely competitive with respect to the quality and value of food products offered, concept, service, price, dining experience and location. We compete with major restaurant chains, some of which dominate the quick-service restaurant industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food stores, as well as supermarkets and convenience stores. Many of our competitors have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages. Our competitors could also make changes to pricing or other marketing strategies which may impact us. As our competitors expand operations, we expect competition to intensify. Such increased competition could have a material adverse effect on our financial condition and results of operations.

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

     Our profitability is dependent on, among other things, our continuing ability to offer fresh, high quality food at moderate prices. While we continue to operate our own distribution business for most of our Carl's Jr. system, we rely upon independent distributors for our Hardee's and Taco Bueno restaurants. In particular, our Hardee's restaurants depend on the distribution services of two distributors, MBM, an independent supplier and distributor of food and other products, and FFM, which was recently acquired by MBM. MBM and FFM are responsible for delivering food, paper and other products from our vendors to our Hardee's restaurants on a regular basis. MBM and FFM also provide distribution services to a large number of our Hardee's franchisees. Any disruption in these distribution services could have a material adverse effect on our business.

     Given the recent events regarding certain afflictions affecting livestock in various parts of the world, it is possible that the production and supply of beef could be negatively impacted during the next several years. A reduction in the supply of beef could have a material effect on the price at which it could be obtained. Failure to procure beef at reasonable terms and prices could have a material impact to our financial condition and results of operations.

Environmental Matters -- Compliance with environmental laws may adversely affect our financial health.

     We are subject to various federal, state and local environmental laws. These laws govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurant or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. Although we cannot assure you that all such environmental conditions have been identified, these conditions include the presence of asbestos containing materials, leaks from chemical storage tanks and on-site spills.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers are as follows:

       NAME                                     AGE      POSITION
       ----                                     ---      --------
       Andrew F. Puzder                         50       Chief Executive Officer and President
       John J. Dunion                           43       Executive Vice President, Chief Administrative Officer
       Renea M. S. Hutchings                    43       Executive Vice President, Real Estate and Development
       Dennis J. Lacey                          47       Executive Vice President, Chief Financial Officer
       E. Michael Murphy                        49       Executive Vice President, General Counsel and Secretary
       Carl A. Strunk                           63       Executive Vice President, Finance
       Robert W. Wisely                         55       Executive Vice President, Marketing

     Andrew F. Puzder became Chief Executive Officer and President in September 2000. Since June 2000 he served as President of Hardee's and since February 1997 he served as Executive Vice President, General Counsel and Secretary of the Company. Mr. Puzder also served as Chief Executive Officer of SBRG from August 1997 to June 2000 and Executive Vice President of Fidelity National Financial, Inc. from January 1995 to June 2000. From March 1994 to December 1994, he was a partner with the law firm of Stradling Yocca Carlson & Rauth. Prior to that, he was a partner with the law firm of Lewis, D'Amato, Brisbois & Bisgard, from September 1991 through March 1994, and he was a partner of the Stolar Partnership from February 1984 through September 1991. Mr. Puzder is a member of the Board of Directors of SBRG and Javelin Systems, Inc.

     John J. Dunion was appointed Executive Vice President, Chief Administrative Officer in February 1999. Mr. Dunion served as Senior Vice President, Purchasing since April 1998 and Vice President, Purchasing since September 1996. Prior to that, he served as Vice President, Purchasing at Unigate Restaurants, Inc. from 1993 to September 1996.

     Renea M.S. Hutchings became Executive Vice President, Real Estate and Development in February 2001. Ms. Hutchings served as Vice President, Franchise Operations for Carl's Jr. since December 1997. Ms. Hutchings has held a number of positions at the Company since 1982.

     Dennis J. Lacey was appointed Executive Vice President and Chief Financial Officer in April 2001. From April 1998 to April 2001, he was Executive Vice President and Chief Financial Officer of Imperial Bancorp. From 1989 to April 1998, he was employed in various executive level positions at Capital Associates, Inc. and, since 1991, as its President and Chief Executive Officer. Prior to that, Mr. Lacey was an audit partner at Coopers & Lybrand.

     E. Michael Murphy became Executive Vice President, General Counsel and Secretary in February 2001. Since August 1998 he served as Senior Vice President, General Counsel of Hardee's. From March 1987 to August 1998 Mr. Murphy was a partner of the Stolar Partnership.

     Carl A. Strunk became Executive Vice President, Finance in April 2001. Since February 1997, Mr. Strunk served as Executive Vice President and Chief Financial Officer. Mr. Strunk also serves as Executive Vice President and Chief Financial Officer of American National Financial, Inc. ("ANF") since August 1998. Mr. Strunk previously served as Executive Vice President of Fidelity National Financial, Inc. from 1992 to 1998. Mr. Strunk is a Certified Public Accountant and is also a member of the Board of Directors of Micro General Corporation and ANF.

     Robert W. Wisely was appointed Executive Vice President, Marketing in August 1997. Prior to that, he served as Senior Vice President, Marketing from January 1995. Mr. Wisely has been a Carl's Jr. franchisee since 1990. Prior to 1990, Mr. Wisely served as Senior Vice President, Marketing from 1985 to 1990.

ITEM 2. PROPERTIES

     The following table sets forth information regarding our restaurant properties at January 29, 2001:

                                       LAND AND      LAND LEASED      LAND AND
                                       BUILDING      AND BUILDING     BUILDING
                                        OWNED           OWNED          LEASED           TOTAL
                                      ----------      ----------      ----------      ----------
CARL'S JR.:
  Company-operated                            76             100             315             491
  Franchise-operated(1)                       13              27             172             212
  Third party-operated/vacant(2)              10               5              48              63
                                      ----------      ----------      ----------      ----------
    Subtotal                                  99             132             535             766
                                      ----------      ----------      ----------      ----------
HARDEE'S:
  Company-operated                           373             173             377             923
  Franchise-operated(1)                       68              80             165             313
  Third party-operated/vacant(2)             105              40             109             254
                                      ----------      ----------      ----------      ----------
    Subtotal                                 546             293             651           1,490
                                      ----------      ----------      ----------      ----------
TACO BUENO:
  Company-operated                            85              17              23             125
                                      ----------      ----------      ----------      ----------
    Total                                    730             442           1,209           2,381
                                      ----------      ----------      ----------      ----------

(1) "Franchise-operated" properties are those which we own or lease and lease or sublease to franchisee operators.

(2) "Third party-operated/vacant" are properties we own that are either operated by unaffiliated entities or are currently vacant.

     The terms of our leases or subleases vary in length expiring on various dates through 2062. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options. Our corporate headquarters and primary distribution center, located in Anaheim, California, are leased and contain approximately 78,000 and 102,000 square feet, respectively. Additionally we lease our Hardee's corporate facility in St. Louis, Missouri.

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

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "CKR". As of March 30, 2001, there were approximately 1,900 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock, as reported on the New York Stock Exchange Composite Tape:

                                                     HIGH       LOW
                                                     ----       ---
         FISCAL 2001
           First Quarter                              $7.00     $3.25
           Second Quarter                              3.63      2.63
           Third Quarter                               4.56      2.06
           Fourth Quarter                              3.44      2.00
         FISCAL 2000
           First Quarter                             $26.56    $13.00
           Second Quarter                             18.94     12.50
           Third Quarter                              13.75      6.50
           Fourth Quarter                              8.19      5.69

     We had historically followed a policy of paying semiannual cash dividends. During fiscal 1999, we paid dividends at the annual rate of $0.07 per share (adjusted to give retroactive effect to 10% stock dividends in February 1998 and January 1999) and at a semi-annual rate of $0.04 per share during fiscal 2000. In fiscal 2001, we paid the first semi-annual cash dividend of $0.04 per share in May 2000. In September 2000, our Board of Directors announced that we would not be making the second semi-annual cash dividend payment, scheduled for November 2000. In accordance with our senior credit facility, as amended, we are now prohibited from making any cash dividend payments to our shareholders and, accordingly, have not declared any cash dividends for fiscal 2002 to date.

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

SELECTED FINANCIAL AND OPERATING DATA

                                                                  FISCAL-YEAR-ENDED-OR-AS-OF-JANUARY 31,(1)
                                                    ---------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS,
 RESTAURANT COUNTS, AND PERCENTAGES)                   2001           2000         1999(2)        1998(3)        1997(4)
                                                    ---------      ---------      ---------      ---------      ---------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Total revenues(5)                                 $1,784,582     $1,990,073     $1,892,044     $1,149,659      $ 613,380
  Operating income (loss)                             (133,015)        63,055        168,220         86,191         44,139
  Interest expense                                      69,762         63,283         43,453         16,914          9,877
  Net income (loss)(6)                                (194,116)       (29,117)        77,712         46,757         22,302
  Net income (loss) per share -- diluted            $    (3.84)     $   (0.56)     $    1.45      $    0.97      $    0.61
  Weighted average shares outstanding -- diluted        50,501         51,668         56,714         48,121         36,603
  Cash dividends paid per common share              $     0.04      $    0.08      $    0.07      $    0.07      $    0.04
  Ratio of earnings to fixed charges(7)                   (1.0)x         0.5x           2.8x           3.2x           2.9x
CONSOLIDATED BALANCE SHEET DATA:
  Total assets                                      $1,214,029     $1,568,514     $1,496,914      $ 957,144      $ 410,367
  Total long-term debt and capital lease
     obligations, Including current portion            624,335        741,419        625,393        216,905         86,993
  Stockholders' equity                              $  349,557      $ 545,757      $ 586,842      $ 498,512      $ 214,804

(1) Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2000 includes 53 weeks. Fiscal 2001, 1999, 1998 and 1997 include 52 weeks.

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

(5)  Fiscal 2001, 2000, 1999 and 1998 include $109.5 million, $104.7 million,
     $135.1 million and $195.2 million, respectively, of revenues generated from other restaurant concepts we acquired during fiscal 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(6) Net income (loss) for fiscal 2000 and 1999 includes an extraordinary gain of $0.3 million and $3.3 million, respectively, net of applicable income tax expense, on early retirement of debt. Fiscal 2001 and 2000 also include special charges of $161.6 million after-tax and $49.3 million after-tax, respectively. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(7) For purposes of calculating the ratio of earnings to fixed charges (a) earnings represent income (loss) before income taxes and extraordinary item and fixed charges, and (b) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations, amortization of debt issuance costs and a portion of rental expense that is representative of the interest factor (deemed by us to be one-third). Earnings are insufficient to cover fixed charges for the year ended January 31, 2001 by $205.3 million.

                                                                      FISCAL YEAR ENDED JANUARY 31,(1)
                                             -----------------------------------------------------------------------------------
                                                2001              2000(2)             1999(2)           1998            1997
                                             ----------         ----------          ----------       ----------       ----------
CARL'S JR. RESTAURANTS
Restaurants open (at end of fiscal year):
  Company-operated                                  491                563                 539              443              415
  Franchised and licensed                           486                371                 322              265              258
                                             ----------         ----------          ----------       ----------       ----------
      Total                                         977                934                 861              708              673
                                             ----------         ----------          ----------       ----------       ----------
Systemwide restaurant revenues:
  Company-operated restaurants               $  604,928         $  613,155          $  535,038       $  488,495       $  443,304
  Franchised and licensed restaurants           432,387            306,564             261,341          214,534          204,700
                                             ----------         ----------          ----------       ----------       ----------
      Total systemwide revenues              $1,037,315         $  919,719          $  796,379       $  703,029       $  648,004
                                             ----------         ----------          ----------       ----------       ----------
Average annual sales per company-
  Operated restaurant(3)                     $    1,078         $    1,086          $    1,185       $    1,157       $    1,114
Percentage increase (decrease) in
  Comparable company-operated
  Restaurant sales(4)                               1.8%              (3.0)%               3.0%             4.8%            10.7%
Company-operated restaurant-level
  Operating margins(5):
      With special charges                         17.6%              22.8%               25.9%            24.2%            23.1%
      Without special charges                      20.4%              22.8%               25.9%            24.2%            23.1%


                                            FISCAL             FISCAL             FISCAL           28 WEEKS            28 WEEKS
                                           YEAR ENDED        YEAR ENDED         YEAR ENDED           ENDED               ENDED
                                          JANUARY 31,        JANUARY 31,        JANUARY 31,       JANUARY 31,           JULY 15,
                                           2001(1)(2)         2000(1)(2)       1999(1)(2)(6)       1998(2)(7)           1997(2)
                                          -----------        -----------        -----------        -----------        -----------
HARDEE'S RESTAURANTS(8)
Restaurants open (at end of period):
  Company-operated                                923              1,354              1,403                863                782
  Franchised and licensed                       1,737              1,434              1,401              2,175              2,329
                                          -----------        -----------        -----------        -----------        -----------
      Total                                     2,660              2,788              2,804              3,038              3,111
                                          -----------        -----------        -----------        -----------        -----------
Systemwide restaurant revenues:
  Company-operated restaurants                855,060        $ 1,096,805        $ 1,063,075        $   339,942        $   346,481
  Franchised and licensed restaurants       1,272,540          1,219,229          1,412,929          1,123,034          1,152,442
                                          -----------        -----------        -----------        -----------        -----------
      Total systemwide revenues           $ 2,127,600        $ 2,316,034        $ 2,476,004        $ 1,462,976        $ 1,498,923
                                          -----------        -----------        -----------        -----------        -----------
Average annual sales per company-
  Operated restaurant(3)                  $       715        $       769        $       793        $       803        $       831
Percentage decrease in comparable
  Company-operated restaurant sales(4)           (7.6)%             (5.0)%             (7.5)%             (7.2)%             (0.4)%
Company-operated restaurant-level
 operating margins(9):
      With special charges                       (2.7)%              9.7%              16.7%              12.9%               7.8%
      Without special charges                     7.6%              13.6%              16.7%              12.9%               7.8%


(1) Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2000 includes 53 weeks. Fiscal 2001, 1999, 1998 and 1997 include 52 weeks.

(2) The Hardee's-to-Carl's Jr. converted restaurants operating in Oklahoma, Kansas and Texas are included in the number of Carl's Jr. restaurants open at January 31, 2001, 2000 and 1999. The operating results of these restaurants, however, are included in the Carl's Jr. financial information beginning in fiscal 2000. In fiscal 1999 and prior, these operating results are included as part of Hardee's financial results. There were 63 company-operated and nine franchised restaurants open during fiscal 1999 and 64 company-operated and eight franchised restaurants open during fiscal 2000 in these markets. Carl's Jr.'s average annual sales per company-operated restaurant, percentage increase (decrease) in comparable company-operated restaurant sales and company-operated restaurant-level margins were $1,147, 2.4% and 20.7% respectively, in fiscal 2001 and $1,150, (2.1%) and 24.1%, respectively, in fiscal 2000 excluding the Hardee's-to-Carl's Jr. converted restaurants.

(3)  Calculated on a 52- or 53-week trailing basis for all years presented.

(4)  Includes only restaurants open throughout the full years being compared.

(5) Restaurant-level margins for Carl's Jr. in fiscal 2001 were 20.4% after excluding a $10.9 million store closure reserve and asset impairment charge recorded in the fourth quarter of fiscal 2001 and a $6.4 million increase to our self-insurance reserves recorded in fiscal 2001.

(6)  Fiscal 1999 includes operating results of FEI from and after April 1, 1998.

(7)  Includes results of operations for Hardee's from and after July 15, 1997.

(8) Except as otherwise noted, company-operated Hardee's restaurant data for the fiscal year ending December 31, 1996 and for the 28 weeks ended July 15, 1997 excludes the results of Hardee's restaurants sold or closed prior to December 31, 1996 and July 15, 1997, respectively.

(9) Restaurant-level margins for Hardee's in fiscal 2001 were 7.6% after excluding a $87.4 million store closure reserve and asset impairment charge recorded in fiscal 2001. In fiscal 2000, margins were 13.6% after excluding a store closure reserve and asset impairment charge of $42.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes and "Selected Financial and Operating Data" included elsewhere in this Form 10-K.

OVERVIEW

     We are a leading nationwide owner, operator and franchisor of quick-service restaurants, operating principally under the Carl's Jr., Taco Bueno and Hardee's brand names. Based on domestic systemwide sales, our Hardee's and Carl's Jr. chains are the fourth and seventh largest quick-service hamburger restaurant chains in the United States, respectively. As of January 31, 2001, the Carl's Jr. system included 977 restaurants, of which we operated 491 restaurants and our franchisees and licensees operated 486 restaurants. The

Carl's Jr. restaurants are located in the Western United States, predominantly in California. As of January 31, 2001, the Hardee's system consisted of 2,660 restaurants, of which we operated 923 restaurants and our franchisees and licensees operated 1,737 restaurants. Hardee's are located throughout the Eastern and Midwestern United States, predominantly in the Southeast. As of January 31, 2001, our Taco Bueno chain consisted of 125 company-operated quick-service Mexican restaurants in Texas and Oklahoma.

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

   Factors Affecting Comparability of Fiscal Years 2001, 2000 and 1999

     Our fiscal year results in a fifty-third week every fifth or sixth year. Fiscal 2000 includes 53 weeks of operations. Fiscal 2001 and 1999 include 52 weeks of operations.

     During fiscal 1999, we recorded a $15.0 million charge to write-down our investment in Boston West and recognized a gain of $10.3 million on the sale of our Star Buffet, Inc. ("Star Buffet") investment. In addition, in fiscal 1999, we reversed approximately $9.7 million of allowances for certain Hardee's franchisee note receivables as the previously established amounts proved to be unnecessary.

     We currently operate 64 Hardee's-to-Carl's Jr. converted restaurants in Texas, Oklahoma and Kansas and our franchisees operate eight Hardee's-to-Carl's Jr. converted restaurants in Oklahoma. Operating results for these restaurants for fiscal 2001 and 2000 are included in the Carl's Jr. financial information. In fiscal 1999 and prior, these restaurants' operating results are included in the Hardee's financial information.

     Because of the significant effect of the acquisitions of Hardee's and FEI on our results of operations as well as our recent restaurant sales and closures, our historical results of operations and year-to-year comparisons will not be indicative of future results and may not be meaningful. Operating results of Hardee's and FEI are included in our results of operations from July 15, 1997 and April 1, 1998, respectively. We acquired Taco Bueno and certain other restaurant concepts in fiscal 1997, and our results of operations for fiscal 2001, 2000 and 1999 include $109.5 million, $104.7 million and $135.1 million, respectively, of revenues generated by these restaurants.

   Fourth Quarter Adjustments

     During the fourth quarter of fiscal 2001, we recorded a special pre-tax net charge of $97.0 million. The special charge, which was primarily non-cash in nature, consisted of (a) a $19.1 million store closure reserve for approximately 80 Hardee's and approximately 20 Carl's Jr. restaurants that the we have closed or plan to close, (b) an impairment charge of $76.8 million for certain restaurants that that we will close or for restaurants that we plan to continue to operate but for which the net book value is not supported by future estimated cash flows, (c) a $3.7 million strengthening to the Carl's Jr. self insurance reserves, (d) a credit for a net $11.3 million gain on the sale of restaurants sold to franchisees and (e) a loss of $8.7 million on the sale of Taco Bueno.

     During the fourth quarter of fiscal 2000, we recorded a special pre-tax net charge of $80.3 million. The charge, which was primarily non-cash in nature, consisted of (a) $42.0 million for a store-closure reserve and asset impairment charge for approximately 105 Hardee's restaurants, (b) an impairment charge of $37.3 million to write-down our various long-term investments in other restaurant concepts to fair market value, (c) $2.1 million of restructuring charges in connection with consolidating certain administrative functions from Rocky Mount, North Carolina to Anaheim, California, (d) writing-off $3.6 million of deferred financing costs as of result of a commitment decrease in our senior credit facility, (e) $2.6 million of Y2K expenses associated with restaurant computer systems, (f) writing-off $6.6 million in charges related to software that will not be implemented, (g) an additional $1.7 million in vacation expense in connection with a change in vacation policy, (h) writing-off $0.9 million in site costs for restaurants that will not be developed (I) a gain on the sale of Carl's Jr. and Hardee's restaurants of $19.5 and (j) other miscellaneous adjustments of $3.0 million.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in our consolidated statements of operations for the years indicated:

                                                                          FISCAL YEAR ENDED JANUARY 31,
                                                                  ----------------------------------------------
                                                                      2001              2000              1999
                                                                  ----------        ----------        ----------
Revenues:
  Company-operated restaurants                                          87.9%             91.2%             91.6%
  Franchised and licensed restaurants and other                         12.1               8.8               8.4
                                                                  ----------        ----------        ----------
      Total revenues                                                   100.0%            100.0%            100.0%
                                                                  ----------        ----------        ----------
Operating costs and expenses:
  Restaurant operations(1):
    Food and packaging                                                  30.9%             30.5%             30.0%
    Payroll and other employee benefits                                 32.8              31.2              30.9
    Occupancy and other operating expenses                              23.4              21.1              19.5
    Store closure expense and provision for asset impairment             6.3               2.3                --
                                                                  ----------        ----------        ----------
                                                                        93.4              85.1              80.4
  Franchised and licensed restaurants and other(2)                      74.9              73.1              67.0
  Advertising expenses(1)                                                6.4               6.7               6.1
  General and administrative expenses                                    8.2               7.4               6.3
  Loss (gain) on property sold or held for sale                          2.6              (0.9)               --
Operating income (loss)                                                 (7.5)              3.2               8.9
Interest expense                                                        (3.9)             (3.2)             (2.3)
Other expense, net                                                      (0.1)             (2.4)               --
                                                                  ----------        ----------        ----------
Income (loss) before income taxes and extraordinary item               (11.5)             (2.4)              6.6
Income tax expense (benefit)                                            (0.6)             (0.9)              2.7
                                                                  ----------        ----------        ----------
Income (loss) before extraordinary item                                (10.9)             (1.5)              3.9
Extraordinary item -- gain on early retirement of debt                   0.0               0.0               0.2
                                                                  ----------        ----------        ----------
Net income (loss)                                                      (10.9)%            (1.5)%             4.1%
                                                                  ----------        ----------        ----------

(1)  As a percentage of revenues from company-operated restaurants.

(2) As a percentage of revenues from franchised and licensed restaurants and other.

     Fiscal 2001 Compared with Fiscal 2000 and Fiscal 2000 Compared with Fiscal 1999

REVENUES

     Company-operated Restaurants. Revenues from company-operated restaurants decreased $245.2 million or 13.5% to $1.57 billion in fiscal 2001. Carl's Jr. and Hardee's revenues decreased by $8.2 million and $241.7 million, respectively, while Taco Bueno revenues from company-operated restaurants increased by $5.4 million as compared to the prior-year period. The decrease in Carl's Jr. company-operated restaurant revenues was due mainly to a decrease in the number of company-operated restaurants during the current fiscal year while the decrease in Hardee's company-operated restaurant revenues was due to the continuing decline in same-store sales at the Hardee's chain and a decrease in the number of company-operated restaurants during the current fiscal year when compared to the prior year. Same-store sales for our company-operated Carl's Jr. chain increased 1.8% from the prior year while same-store sales for our Hardee's and Taco Bueno company-operated restaurants decreased 7.6% and 1.8%, respectively.

     While the primary reason for the decrease in Hardee's company-operated restaurant revenue is due to the sale of several company-operated restaurants to new and existing franchisees as part of our strategy to refranchise our systems and reduce our leverage, we are continuing to see same-store sales declines between 7% and 10%. We have recently launched a new quality service program as well as a new advertising campaign that we are hopeful will have positive effects on our same-store sales during fiscal 2002. Average unit volumes of our Carl's Jr., Hardee's and Taco Bueno chains during fiscal 2001 were $1,078,000, $715,000 and $786,000 respectively.

     Revenues from company-operated restaurants increased $82.5 million or 4.8% to $1.815 billion in fiscal 2000 as compared with fiscal 1999. A large part of this increase in revenues is the inclusion in fiscal 2000 of an extra week of operating results as compared with fiscal 1999. Carl's Jr., Hardee's and Taco Bueno company-operated restaurant revenues for the year accounted for sales increases of $78.1 million, $33.7 million and $10.8 million, respectively, offset in part by the decrease in revenues from our JB's Restaurants and Galaxy Diner restaurants which were sold to SBRG in September 1998. Same-store sales for our company-operated Carl's Jr. restaurants decreased 3.0% for fiscal 2000, but were positive 0.6% for the fourth quarter of fiscal 2000. Our company-operated Hardee's restaurants experienced a same-store sales decrease of 5.0%, while same-store sales for our company-operated Taco Bueno restaurants increased 7.1%. The increase in revenue from our company-operated Carl's Jr. restaurants can be primarily attributed to an increase in the number of restaurants open and operating in fiscal 2000, as compared with fiscal 1999, offset in part by the decline in same-store sales, the continuation of our conversion of existing Carl's Jr. locations into Carl's Jr./Green Burrito dual-brand restaurants, the addition of several new sandwiches, including the $0.99 Spicy Chicken Sandwich, the Sourdough Bacon Cheeseburger and the Sourdough Breakfast Sandwich, and the inclusion of $39.2 million of revenue from the Hardee's-to-Carl's Jr. converted restaurants in fiscal 2000 that had been included in the Hardee's results of operations in fiscal 1999. Taco Bueno's increase in revenues is primarily attributable to the addition of 12 new Taco Bueno restaurants open and operating in fiscal 2000 and the image enhancement program for the chain, which began in fiscal 1999. The revenue increase from our Hardee's restaurants was driven by including a full year of operations of the FEI restaurants and other franchised restaurants acquired during fiscal 1999, offset, in part, by the revenues from the Hardee's-to-Carl's Jr. restaurants that were included in Hardee's results for fiscal 1999, but are reflected in Carl's Jr. results of operations beginning in fiscal 2000. We attribute much of the decrease in same-store sales at Hardee's to our previous advertising strategy, which was not successful in promoting the Hardee's brand. The harsh weather experienced in the Southeast during the third quarter of fiscal 2000, including the effects of Hurricane Floyd, and the January storms in the Southeast during fourth quarter were also contributing factors. Average unit volumes at our company-operated Carl's Jr. and Hardee's restaurants ended the fiscal year 2000 at $1,086,000 and $769,000, respectively. Average unit volumes at our company-operated Taco Bueno restaurants continue to rise and increased 8.0% to $807,000 as of fiscal 2000 year-end.

     Franchised and Licensed Restaurants. Our revenues from franchised and licensed restaurants for fiscal 2001 increased $39.7 million or 22.6% to $215.1 million over fiscal 2000. This increase is due primarily to franchised fees being recognized in connection with the sale of restaurants during the current fiscal year, as well as an increase in royalties as a result of the increase in the number of Hardee's and Carl's Jr. franchised restaurants open and operating during the current year as compared to the prior year. In addition, an increase in the number of franchised Carl's Jr. restaurants in the current year, as well as an increase in certain commodity costs, has led to an increase in food purchases by franchisees from our distribution center. Our revenues from franchised and licensed restaurants for fiscal 2000 increased $15.6 million, or 9.7%, to $175.4 million over fiscal 1999. This revenue increase was mainly due to increased royalties from, and food purchases by, Carl's Jr. franchisees and licensees as a result of an increase in the number of Carl's Jr. franchised restaurants operating in fiscal 2000 as compared with fiscal 1999 and an increase in equipment sales to Hardee's franchisees in connection with the remodeling of Hardee's restaurants to the Star Hardee's format. Also contributing to the increase was the inclusion of $2.0 million in franchise fees from the sale of company-operated Carl's Jr. and Hardee's restaurants to franchisees in fiscal 2000. Offsetting this increase, in part, was the loss of royalty revenue from our JB's franchised restaurants, which were sold to SBRG in September 1998.

OPERATING COSTS AND EXPENSES

     Consolidated Restaurant Operations. Restaurant-level margins of our consolidated restaurant operations decreased in fiscal 2001 by 8.2% to 6.7%, as compared with fiscal 2000, primarily as a result of establishing a $98.3 million store closure reserve and asset impairment charge for 72 of our Hardee's restaurants and 17 of our Carl's Jr. restaurants which we plan to close during the next 12 months. Additionally, the fixed nature of certain of our operating costs, combined with lower sales, has caused an erosion of our consolidated restaurant-level margins. Excluding the expense relating to the store closure reserve and asset impairment charge, and $6.4 million of expenses related to an increase in certain self-insurance reserves, consolidated restaurant-level margins would have been 13.4% for fiscal 2001. Consolidated restaurant-level margins decreased in fiscal 2000 as compared to fiscal 1999 by 4.7% to 14.9%, primarily as a result of establishing a $42.0 million store closure reserve and asset impairment charge for 105 Hardee's restaurants and an increase in depreciation expense from our remodels that were completed during fiscal 2000.

     Carl's Jr. Restaurant-level margins at our company-operated Carl's Jr. restaurants in fiscal 2001 decreased by 5.2% to 17.6% from fiscal 2000. Margins at our company-operated Carl's Jr. restaurants were impacted in fiscal 2001 primarily by the establishment of a $10.9 million store closure reserve and asset impairment charge. Additionally, higher average wage rates driven by an overall tighter labor market contributed to the decline in margins during the year, as well as an increase in the actuarially determined liability for our worker's compensation self-insurance program. Excluding the $10.9 million store closure reserve and asset impairment charge, as well as $6.4 million of expenses relating to the increase in our workers' compensation and general liability reserves, Carl's Jr. company-operated restaurant-level margins would have been 20.4%. The decrease in operating margins in fiscal 2000 as compared with fiscal 1999 was due to the combined pressures of increased commodity costs, labor costs and the introduction of certain lower priced product offerings.

     Our Carl's Jr. food and packaging costs as a percentage of company-operated revenues increased 0.4% to 29.6% in fiscal 2001 as compared to fiscal 2000. This increase was mainly due to an increase in certain commodity prices during the year, primarily beef and bacon. Additionally, we have recently introduced a new plastic cup that has a higher cost than the traditional paper cup. These increases were partially offset by a price increase that was put in place during the last two periods of the fiscal year in anticipation of the increase in minimum wage which occurred in January 2001. During fiscal 2000, food and packaging costs increased when compared to fiscal 1999 due to a shift in the product mix resulting from high sales levels of the $0.99 Spicy Chicken Sandwich, which was introduced during the third quarter of fiscal 2000.

     Payroll and other employee benefits for our Carl's Jr. restaurants increased 2.0% to 29.0% as a percentage of company-operated revenues in fiscal 2001. This increase was due primarily to an increase in the actuarially determined liability for our workers' compensation self-insurance reserve. Additionally, an overall tighter labor market and the increased competitive pressures in attracting and retaining qualified employees, as well as a conscious decision to increase labor in our restaurants to maintain quality guest service, all contributed to this increase in fiscal 2001. The increase in payroll and other employee benefits as a percentage of company-operated revenues in fiscal 2000 as compared to fiscal 1999 was due primarily to an increase in the number of labor intensive Green Burrito locations open and operating during the year as well as an extremely competitive labor pool.

     Occupancy and other operating expenses, as a percentage of revenues from our Carl's Jr. restaurants, increased 1.0% from 21.0% in fiscal 2000 to 22.0% in fiscal 2001. This was attributable to an increase in electricity expense in the California units, an increase in certain of our restaurant equipment leases and increased rents on certain new units, many of which are on leased land. We also incurred scheduled rent increases on a number of existing leases. During fiscal 2001, occupancy and other operating expenses were also negatively impacted by an increase in the actuarially determined liability for our general liability self-insurance reserve. The increase in fiscal 2000 occupancy and other operating expenses as a percentage of company-operated revenues over fiscal 1999 was due mainly to additional depreciation expense on the new units built during fiscal 2000 and increased repair and maintenance expense at the restaurants which have not been recently remodeled.

     During fiscal 2001, we recorded a store closure reserve at Carl's Jr. of $1.9 million in connection with the planned closure of 17 Carl's Jr. restaurants over the next 12 months. The store closure reserve represents a liability for the net present value of any remaining lease obligation after the expected closure dates, net of estimated sublease income, if any. Additionally, a related provision for asset impairment of $9.0 million was recorded to reduce the carrying amount of these restaurants' assets to their estimated fair value. The provision for restaurant asset impairment is net of amounts expected to be recovered, if any, from the sale of such assets upon the closure of the store. We will continue to evaluate our restaurants for potential impairment and may record additional write-downs in the future.

     Hardee's. Hardee's restaurant-level margins for fiscal 2001, excluding the $87.4 million charge for the store closure reserve and asset impairment charge, were 7.6% as compared with 13.6% (when excluding the $42.0 million store closure reserve and asset impairment charge) in fiscal 2000 and 16.7% in fiscal 1999. The negative trend is due to the continuing declining same-store sales at the Hardee's brand and the increased impact that fixed charges have to operating margins as sales decline as well as increased staffing in our restaurants. Margins were also impacted in the current year by increased depreciation as a result of the Star Hardee's remodels that were done in fiscal 2000. We have implemented "Operation QSC" -- Quality, Service and Cleanliness in our Hardee's company-operated units in an effort to boost same store sales and improve our operating margins.

     Food and packaging costs at our Hardee's company-operated restaurants as a percentage of company-operated restaurant revenues increased 0.7% in fiscal 2001 to 32.1% as compared with 31.4% in fiscal 2000. This increase is due to a deep discounting program during the year involving the $0.59 Big Burger as well as the introduction of a new plastic cup that has a higher cost than the traditional paper cup. Additionally, Hardee's company-operated restaurants have experienced an increase in certain commodity costs during the current year, primarily for beef. In fiscal 2000, the increase in food and packaging costs as a percentage of company-operated revenues over fiscal 1999 was due to several special promotional discounts. However, offsetting this increase were the effects of a reduction in food waste and theft tolerance levels and continued purchasing economies achieved as a result of our increased consolidated buying power.

     Hardee's payroll and other employee benefits as a percentage of company-operated restaurant revenues increased 2.0% in fiscal 2001 from fiscal 2000 and 0.3% in fiscal 2000 from fiscal 1999. The increase in both fiscal years is due mainly to a conscious effort to increase labor in the restaurants in an effort to improve guest service. Additionally, continued declining same-store sales have increased the impact that this additional labor has on our margins at Hardee's.

     Occupancy and other operating expenses as a percentage of company-operated restaurant revenues at Hardee's increased 3.4% in fiscal 2001 when compared to fiscal 2000. This increase is due to an increase in depreciation as a result of new equipment being installed in the Hardee's restaurants over the past year in conjunction with our Star Hardee's remodels. The decline in Hardee's average unit volumes has also negatively impacted our occupancy and other operating expenses as a large portion of these costs are fixed in nature. In fiscal 2000, the increase in occupancy and other operating expenses is also due to the continued declining same-store sales and an increased impact that the fixed costs are having on our margins.

     During fiscal 2001, we recorded a store closure reserve at Hardee's of $17.2 million in connection with the planned closure of 72 Hardee's restaurants over the next 12 months. The store closure reserve represents a liability for the net present value of any remaining lease obligation after the expected closure dates, net of estimated sublease income, if any. Additionally, a related provision for asset impairment of $70.2 million was recorded to reduce the carrying amount of these restaurants' assets to their estimated fair value. The provision for restaurant asset impairment is net of amounts expected to be recovered, if any, from the sale of such assets upon the closure of the store. In fiscal 2000, we recorded a similar charge related to the planned closure of 105 Hardee's restaurants. This reserve of $42.0 million consisted of a $16.3 million liability for the net present value of the remaining lease obligation after the expected closure dates, net of estimated sublease income, if any and a $25.7 million charge to reduce the carrying amount of these restaurants' assets. We will continue to evaluate our restaurants for potential impairment and may record additional write-downs in the future.

     Taco Bueno. Taco Bueno's restaurant-level operating margins were 21.2% in fiscal 2001, a 3.3% decline over fiscal 2000. In fiscal 2000, restaurant-level operating margins were 24.5%, a decrease of 0.7% from fiscal 1999. The decrease in fiscal 2001 was primarily due to the tight labor market in Texas and Oklahoma where it has become increasingly difficult to attract and retain qualified employees. In addition, we have experienced an increase in depreciation in fiscal 2001 as a result of several new signage packages in the current year which are now being depreciated. We also recorded an increase to the Taco Bueno workers' compensation self-insurance reserve in the current year due to an increase in the actuarially determined liability. Operating margins decreased in fiscal 2000 when compared to fiscal 1999 mainly due to an increase in meat and cheese prices and a change in certain packing materials being used.

     Franchised and Licensed Restaurants. Franchised and licensed restaurant and other costs increased 25.8% in fiscal 2001 when compared to fiscal 2000 and 19.7% in fiscal 2000 when compared to fiscal 1999. These increases are primarily due to an increase in the number of franchised and licensed Carl's Jr. restaurants open and operating during the current year, which as led to higher volume in our distribution center and an increase in the number of Hardee's franchisees and licensees purchasing equipment from us. As a percentage of revenues from franchised and licensed restaurants, these costs decreased 1.9% in fiscal 2001 when compared to fiscal 2000 and increased 6.1% in fiscal 2000 when compared to fiscal 1999. This is due to the fact that in fiscal 2001, with the increase in the number of franchised restaurants both at Hardee's and at Carl's Jr., the mix of royalties and equipment purchases became more heavily weighted towards royalties, which have a lower cost structure than equipment. Conversely, in fiscal 2000, with a significant number of Star Hardee's remodels completed by our franchisees, the mix was more heavily weighted towards equipment purchases, thus there was an increase in franchise costs as a percentage of revenues from franchised and licensed restaurants when compared to fiscal 1999.

     Advertising Expenses. Advertising expenses decreased $21.5 million or 17.7% in fiscal 2001 as compared to fiscal 2000. This was due to the fact that in the prior year we incurred significant expenditures for special advertising campaigns that were not incurred in the current year. In fiscal 2000, advertising expenses were $16.3 million higher than in fiscal 1999. This was also due to the additional advertising campaigns in fiscal 2000. Although advertising expenses in terms of dollars have fluctuated from year to year, the amount spent as a percentage of revenues has remained relatively constant between fiscal 1999 and fiscal 2001.

     General and Administrative Expenses. General and administrative expenses decreased $2.0 million or 1.4% in fiscal 2001 as compared to fiscal 2000. In fiscal 2001, general and administrative expenses were 8.2% of revenues, while in fiscal 2000 these expenses represented 7.4% of revenues. This increase as a percentage of total revenues is primarily due to a decline in our total revenues. Our actual costs have not declined as much as our revenues. The increase is primarily due to contract labor during the first two quarters of fiscal 2001 relating to information technology support and depreciation on computer systems that were installed in the prior year. Additionally, in the early part of fiscal 2001, we incurred significant recruiting expenses to fill open positions. Prior to filling these positions, temporary labor was used to fill these vacancies, thus resulting in an added cost to us. In fiscal 2000 as compared to fiscal 1999, general and administrative expenses increased $28.7 million. In fiscal 2000, general and administrative expenses were 7.4% of total revenues and in fiscal 1999, they were 6.3% of total revenues. This increase in general and administrative expenses in fiscal 2000 reflects the planned addition of regional general and administrative expenses in the FEI markets that did not exist in the prior year, including additional quality assurance and regional human resources support; higher training expenses for the accelerated Star Hardee's remodel rollout; a full year of FEI goodwill amortization expense; and an increase in information technology costs associated with the implementation of our new computer system. Also impacting general and administrative expenses in fiscal 2000 are $8.5 million of charges, including: (a) $2.1 million of restructuring charges in connection with consolidating certain administrative functions from Rocky Mount, North Carolina to Anaheim, California; (b) $2.6 million of Y2K expenses associated with restaurant computer systems; (c) $6.6 million in capitalized software development costs which were written-off because they will not be utilized; (d) $1.7 million in additional vacation expense in connection with a change in our vacation policy; (e) $2.8 gain on the sale of an aircraft that we acquired in connection with the original Hardee's acquisition; and (f) $1.7 million in other miscellaneous credits. After adjusting for these items, general and administrative expenses in fiscal 2000 were $138.9 million, or 7.0% of total revenues.

     In November 1999, we announced that we would consolidate the majority of the corporate functions of our Hardee's subsidiary, located in Rocky Mount, North Carolina, within our corporate headquarters in Anaheim, California, creating a single support and administration center for our Carl's Jr., Hardee's and Taco Bueno restaurants. During the fourth quarter of fiscal 2000, we incurred a charge of $2.1 million of termination benefits for approximately 150 employees that were laid off during fiscal 2001.

     Loss (gain) on property sold or held for sale. Loss (gain) on property sold or held for sale consists of those gains and losses attributable to the sale of company-operated restaurants to new and existing franchisees. Fiscal 2001 includes an $8.7 million loss on the anticipated sale of Taco Bueno as the net assets exceeded the expected net proceeds by that amount.

INTEREST EXPENSE

     Interest expense for fiscal 2001 increased $6.5 million or 10.2% as compared with fiscal 2000. This increase was due to higher levels of borrowings outstanding under our senior credit facility throughout the fiscal year, as well as an overall increase in interest rates. As a result of the recent amendments to our senior credit facility, the interest rate payable under the senior credit facility has been increased as well. Further, in fiscal 2001 we incurred an entire year of interest expense on our $200.0 million, 9.125% senior subordinated notes, while in fiscal 2000, we incurred only a partial year as the notes were issued during fiscal 2000. Interest expense for fiscal 2000 increased $19.8 million to $63.3 million as compared with fiscal 1999. The increase is due to higher levels of borrowings outstanding and an increase in interest rates under our senior credit facility, a full year of interest expense on our $159.2 million, 4.25% convertible subordinated notes in fiscal 2000 as compared with fiscal 1999, and the issuance of our $200.0 million, 9.125% senior subordinated notes in the first quarter of fiscal 2000, the net proceeds of which we used to pay down our senior credit facility which carried a lower rate of interest. Also increasing interest expense in fiscal 2000 was the write-off of $3.6 million of deferred financing costs associated with a reduction in borrowing capacity of our senior credit facility.

OTHER EXPENSE, NET

     Other expense, net, mainly consists of interest income, lease income, dividend income, income and loss on long-term investments, property management expenses and other non-recurring income and expenses. Other income (expense), net was an expense of $2.5 million in fiscal 2001. Other income (expense), net in fiscal 2000 was an expense of $47.2 million. In fiscal 2000, charges of $28.7 million were recorded during the fourth quarter. These charges include: (a) recording an impairment charge and our equity in the operating losses of our investments of $37.3 million to write-down our investments in Checkers (which merged with Rally's in August 1999), SBRG, and Boston West to fair market value based upon our conclusion that these investments have experienced an other than temporary decline in value; and (b) writing-off approximately $10.9 million of Hardee's acquisition-related assets which we believe to have no future benefit.

INCOME TAXES

     As a result of our net operating losses in fiscal 2001 and 2000, we have recorded a valuation allowance of $66.4 million. While we were able to carryback approximately $20 million of these losses, we have provided a valuation allowance for the remaining net operating loss carryforward as well as the net deferred tax asset that existed at the beginning of the fiscal year. Thus, we have recorded income tax expense in the fourth quarter of fiscal 2001.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $19.6 million to $16.9 million in fiscal 2001. In fiscal 2001, we generated cash flows from operating activities of $28.3 million, compared with $114.6 million in fiscal 2000. This decrease was mainly due to the continued decrease in same-store sales at our Hardee's restaurants, combined with a decreases in operating margins at all of our restaurant concepts and increased interest expense.

     Investing activities generated $75.0 million, primarily as a result of the sale of company-operated restaurants, offset by capital additions of $74.7 million. Additionally, we received $13.8 million from collections on and sale of notes receivable, related party receivables and leases receivable.

     Financing activities used $123.0 million, primarily due to net repayments on the senior credit facility during the year. The cash flows that were generated by operating and investing activities were used mainly to fund development of our Carl's Jr. restaurants, to repay $10.1 million in capital lease obligations, to repay indebtedness under the senior credit facility and to pay the first scheduled semi-annual dividend payment of $2.1 million.

     On March 13, 1998, we completed a private placement of $197.2 million aggregate principal amount of convertible subordinated notes, in which we received net proceeds of approximately $192.3 million, of which $24.1 million was used to repay indebtedness under our then $300.0 million senior credit facility. The convertible notes, which represent unsecured general obligations subordinate in right of payment to certain other obligations, including the senior credit facility and the senior subordinated notes, described below, are due in 2004, are convertible into our common stock at a conversion price of $43.82 (adjusted for the 10% stock dividend paid on January 11, 1999) and carry a 4.25% coupon. The remaining net proceeds from the convertible notes, together with borrowings under the senior credit facility, were used to fund the acquisition of Flagstar Enterprises, Inc. on April 1, 1998. In fiscal 2000 and fiscal 1999, we repurchased $3.0 million and $35.0 million, respectively, aggregate principal amount of convertible notes for $2.5 million and $28.8 million in cash, respectively, including accrued interest thereon. We recognized an extraordinary gain on the early retirement of debt of $0.3 million and $3.3 million, net of applicable taxes of $0.2 million and $2.1 million for fiscal 2000 and fiscal 1999, respectively.

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

     In connection with our private placement of senior subordinated notes in fiscal 2000, we also amended and restated our senior credit facility to increase the lenders' commitments under our revolving credit facility to $500.0 million from $250.0 million (the commitment has since been amended to $400 million, subject to further reduction from asset sales). We also increased our letter of credit sub-facility to $75.0 million from $65.0 million, and changed the maturity date of the senior credit facility to February 2004 (subsequently amended to February 2002). The term loan component of the senior credit facility was eliminated as a result of these transactions.

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

     Our senior credit facility contains restrictions on our ability to incur additional indebtedness, repurchase stock or subordinated debt, pay dividends and incur liens on our assets, subject to specified exceptions and requirements that we satisfy specified financial tests as a precondition to our acquisition of other businesses. In addition, we were required to comply with minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios.

     We have since amended our senior credit facility effective January 31, 2000, August 14, 2000, January 29, 2001 and April 13, 2001, to amend certain of the covenants contained therein. The amended senior credit facility provides that the revolving commitments thereunder shall be reduced by the entire net proceeds from the sale of any of our restaurants. The senior credit facility, as amended, also prohibits us from purchasing shares of our common stock, repurchasing any of our senior subordinated notes or convertible notes, from prepaying subordinated indebtedness and from paying cash dividends. In addition, capital expenditures were reduced and construction of new restaurants is limited to construction already begun or committed to begin.

     As a result of the amendments, the final maturity date of the senior credit facility has been changed to February 1, 2002 and the interest rate payable on outstanding borrowings was increased. As a result of not achieving certain asset sale requirements, the applicable margin applied to our borrowings was increased by 100 basis points. If we complete $25 million of asset sales between January 22, 2001 and June 30, 2001, the applicable margin will be decreased by 50 basis points. As of June 30, 2001, we will be prohibited from borrowing funds under the LIBOR option described above and will be charged a rate of interest equal to the prime rate plus the applicable margin on all outstanding borrowings.

     The amended credit facility also required us to meet certain benchmarks during the months of November 2000, December 2000 and January 2001 relating to asset sales. The December benchmark was not met and thus enabled the lenders to request additional specific collateral. Accordingly, we have agreed to provide the lenders with specific collateral of our subsidiaries, consisting primarily of mortgages on a portion of our real property, as well as the stock of the subsidiaries, which was already held as collateral.

     As of the end of fiscal 2001, we were not in compliance with certain covenants governing our senior credit facility. We have received a waiver of this non-compliance through January 31, 2002. It is our intention to use the proceeds from the sale of Taco Bueno (estimated to be approximately $67 million) to repay a portion of the outstanding borrowings on our senior credit facility. Accordingly, of the total amount outstanding under the senior credit facility of $168.5 million as of January 31, 2001, $67 million has been classified as a current liability on the consolidated balance sheet. As of January 31, 2001, we had $8.8 million of borrowings available under our senior credit facility. As of April 24, 2001, we had increased our availability under our senior credit facility to approximately $29 million. In the event the senior credit facility is declared accelerated, the senior subordinated notes and the convertible subordinated notes may also become accelerated under certain circumstances and after all cure periods have expired.

     We are currently actively pursuing strategies to refinance our senior credit facility as quickly as possible that may include mortgaging many of our owned and ground leased properties. This refinancing, if completed, should reduce or remove many of the restrictive covenants on our use of capital that the current senior credit facility imposes and will allow us to continue with our remodel plans. There can be no assurance that this refinancing will be completed and failure to economically effect this refinancing may have a material adverse affect on our financial statements and results of operations.

     Our primary source of liquidity is our revenues from company-operated restaurants, which are generated in cash. Future capital needs will arise primarily for the construction of new Carl's Jr. the remodeling of our Hardee's restaurants to the Star Hardee's format and the conversion of restaurants to the Carl's Jr./Green Burrito dual-brand concepts.

     We are pursuing several initiatives to improve our liquidity, including the sale of our Taco Bueno subsidiary discussed below and the sale of company-operated restaurants to new and existing franchisees.

     Sale of Taco Bueno. In November 2000, we made a strategic decision to focus all of our efforts on turning around our Hardee's operations and growing the Carl's Jr. brand, and consequently, in March 2001, we entered into a definitive purchase agreement to sell our Taco Bueno subsidiary for approximately $70 million, subject to certain adjustments. The carrying value of the net assets exceeded the expected net proceeds from the sale by $8.7 million and accordingly, this loss is included in loss (gain) on property sold or held for sale in fiscal 2001. The estimated net proceeds from this sale of approximately $67 million will be used to repay indebtedness under the senior credit facility. We believe that the sale of Taco Bueno will not only help to reduce indebtedness but will allow our management to focus on our Carl's Jr. and Hardee's brands.

     Sale of company-operated restaurants to new and existing franchisees. It is our intention to rebalance our Company so that we will have a larger proportion of franchised restaurants rather than company-operated restaurants. During fiscal 2001 we sold approximately 90 Carl's Jr. restaurants to franchisees generating net cash proceeds (as defined in the Company's senior credit facility) of approximately $49.3 million and approximately 300 Hardee's restaurants to franchisees generating net cash proceeds (as defined in the Company's senior credit facility) of approximately $88.5 million. This strategy is intended to increase the number and quality of our Hardee's franchisees to help us turn around those restaurants, to generate cash to pay down borrowings under our senior credit facility, and to allow us to focus on running the balance of our Hardee's system with a smaller number of company-operated restaurants.

     The sale of Taco Bueno is expected to generate a significant amount of cash to repay indebtedness under our senior credit facility. Our ability to service our indebtedness may depend on the completion of this sale. Although we have signed a definitive purchase agreement, there can be no assurances that this sale will be completed. If this cash is not raised through the sale of Taco Bueno, we may have to pursue alternative methods of raising cash to repay indebtedness, such as the sale of additional Carl's Jr. and Hardee's restaurants to new and existing franchisees or the mortgaging or sale-leaseback of the existing Taco Bueno owned properties. Although we have received waivers of the non-compliance of certain covenants of our senior credit facility through January 31, 2002, we are currently pursuing a refinancing of our senior credit facility involving mortgaging many of our existing properties that should reduce some of the capital restrictions that our current senior credit facility imposes.

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

     We believe that cash generated from our various restaurant concept operations, the cash anticipated to be raised by the sale of Taco Bueno and the sale of company-operated restaurants to new and existing franchisees, along with cash and cash equivalents on hand as of January 31, 2001, and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the foreseeable future. As of January 31, 2001, we had $8.8 million of borrowings available to us under our senior credit facility. As of April 24, 2001, we had increased our availability to approximately $29 million. As noted above, we are currently pursuing a refinancing of our senior credit facility that may involve mortgaging many of our existing properties that should reduce some of the capital restrictions that our current senior credit facility imposes.

New Accounting Pronouncements Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk

     Our principal exposure to financial market risks is the impact that interest rate changes could have on our $400.0 million senior credit facility (since reduced to $227.1 million pursuant to asset sales), of which $168.5 million remained outstanding as of January 31, 2001. Borrowings under our senior credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 10.1% in fiscal 2001). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $1.7 million in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility and assumes no change in the volume, index or composition of debt at January 31, 2001. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

   Commodity Price Risk

     We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices could result in lower restaurant-level operating margins for our restaurant concepts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference to our Proxy Statement to be used in connection with our 2001 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 29, 2001. Information concerning the current executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information pertaining to executive compensation is hereby incorporated by reference to our Proxy Statement to be used in connection with our 2001 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 29, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference to our Proxy Statement to be used in connection with our 2001 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 29, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information pertaining to certain relationships and related transactions is hereby incorporated by reference to our Proxy Statement to be used in connection with our 2001 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 29, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CKE RESTAURANTS, INC.

                                    By:         /s/ ANDREW F. PUZDER
                                       -----------------------------------------
                                                    Andrew F. Puzder


Date: April 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       SIGNATURE                                          TITLE                                   DATE
                       ---------                                          -----                                   ----
               /s/ ANDREW F. PUZDER                       Chief Executive Officer and President              April 30, 2001
      --------------------------------------                  (Principal Executive Officer)
                   Andrew F. Puzder

                /s/ DENNIS J. LACEY                 Executive Vice President, Chief Financial Officer        April 30, 2001
      --------------------------------------          (Principal Financial and Accounting Officer)
                    Dennis J. Lacey

               /s/ BYRON ALLUMBAUGH                                     Director                             April 30, 2001
      --------------------------------------
                   Byron Allumbaugh

                  /s/ PETER CHURM                                       Director                             April 30, 2001
      --------------------------------------
                      Peter Churm

              /s/ WILLIAM P. FOLEY II                             Chairman of the Board                      April 30, 2001
      --------------------------------------
                  William P. Foley II

                /s/ CARL L. KARCHER                                     Director                             April 30, 2001
      --------------------------------------
                    Carl L. Karcher

                /s/ CARL N. KARCHER                                     Director                             April 30, 2001
      --------------------------------------
                    Carl N. Karcher

                /s/ DANIEL D. LANE                             Vice Chairman of the Board                    April 30, 2001
      --------------------------------------
                    Daniel D. Lane

                 /s/ DANIEL PONDER                                      Director                             April 30, 2001
      --------------------------------------
                     Daniel Ponder

              /s/ C. THOMAS THOMPSON                                    Director                             April 30, 2001
      --------------------------------------
                  C. Thomas Thompson

                /s/ FRANK P. WILLEY                                     Director                             April 30, 2001
      --------------------------------------
                    Frank P. Willey

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                   PAGE
                                                                                   ----
   (a)(1)     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

              Independent Auditors' Report                                          33

              Consolidated Balance Sheets -- as of January 31, 2001 and 2000        34

              Consolidated Statements of Operations -- for the fiscal years
              ended January 31, 2001, 2000 and 1999                                 35

              Consolidated Statements of Stockholders' Equity -- for the fiscal
              years ended January 31, 2001, 2000 and 1999                           36

              Consolidated Statements of Cash Flows -- for the fiscal years
              ended January 31, 2001, 2000 and 1999                                 37

              Notes to Consolidated Financial Statements                            38

   (a)(2)     INDEX TO FINANCIAL STATEMENT SCHEDULES: Schedule II -- Valuation
               and Qualifying Accounts                                              59

              All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

   (a)(3)     EXHIBITS: An "Exhibit Index" has been filed as a part of this Form
              10-K beginning on page 60 hereof and is incorporated herein by reference.

     (b)      CURRENT REPORTS ON FORM 8-K: None.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CKE RESTAURANTS, INC.:

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

                                    KPMG LLP

Orange County, California
April 23, 2001

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                       ASSETS:

                                                                               JANUARY 31, 2001   JANUARY 31, 2000
                                                                               ----------------   ----------------
Current assets:
  Cash and cash equivalents                                                        $    16,860       $    36,505
  Accounts receivable, net                                                              73,956            42,928
  Related party receivables                                                              2,505             5,006
  Inventories                                                                           17,694            26,463
  Prepaid expenses                                                                      10,212            14,717
  Other current assets                                                                   2,534             2,454
  Property held for sale                                                                66,912                --
                                                                                   -----------       -----------
    Total current assets                                                               190,673           128,073
Property and equipment, net                                                            700,698         1,051,480
Property under capital leases, net                                                      73,617            84,482
Long-term investments                                                                    3,461             3,002
Notes receivable                                                                        14,098             7,383
Related party receivables                                                                   --               583
Deferred income taxes, net                                                                  --            15,006
Costs in excess of net assets acquired, net                                            203,900           243,304
Other assets                                                                            27,582            35,201
                                                                                   -----------       -----------
                                                                                   $ 1,214,029       $ 1,568,514
                                                                                   ===========       ===========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Current portion of long-term debt                                                $    67,332       $     5,532
  Current portion of capital lease obligations                                           9,845             9,603
  Accounts payable                                                                      53,759            99,204
  Other current liabilities                                                             83,045            97,582
                                                                                   -----------       -----------
    Total current liabilities                                                          213,981           211,921
Long-term debt                                                                         106,760           274,996
Senior subordinated notes                                                              200,000           200,000
Convertible subordinated notes                                                         159,225           159,225
Capital lease obligations                                                               81,173            92,063
Other long-term liabilities                                                            103,333            84,552
                                                                                   -----------       -----------
Total liabilities                                                                      864,472         1,022,757
                                                                                   -----------       -----------
Stockholders' equity:
  Preferred stock, $.01 par value; authorized 5,000,000
    shares; none issued or outstanding                                                      --                --
  Common stock, $.01 par value; authorized 100,000,000
    shares; issued and outstanding 52,086,421 shares                                       521               521
  Additional paid-in capital                                                           383,016           383,016
  Retained earnings (accumulated deficit)                                              (23,574)          172,626
  Treasury stock at cost; 1,585,000 shares                                             (10,406)          (10,406)
                                                                                   -----------       -----------
    Total stockholders' equity                                                         349,557           545,757
                                                                                   -----------       -----------
                                                                                   $ 1,214,029       $ 1,568,514
                                                                                   ===========       ===========

          See accompanying notes to consolidated financial statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                          FISCAL YEAR ENDED JANUARY 31,
                                                                  -----------------------------------------------
                                                                      2001              2000              1999
                                                                  -----------       -----------       -----------
Revenues:
  Company-operated restaurants                                    $ 1,569,504       $ 1,814,695       $ 1,732,221
  Franchised and licensed restaurants and other                       215,078           175,378           159,823
                                                                  -----------       -----------       -----------
    Total revenues                                                  1,784,582         1,990,073         1,892,044
                                                                  -----------       -----------       -----------
Operating costs and expenses:
  Restaurant operations:
    Food and packaging                                                484,440           553,451           519,443
    Payroll and other employee benefits                               514,535           566,394           535,638
    Occupancy and other operating expenses                            367,235           383,144           337,668
    Store closure expense and provision for asset impairment           98,285            41,988                --
                                                                  -----------       -----------       -----------
                                                                    1,464,495         1,544,977         1,392,749
  Franchised and licensed restaurants and other                       161,171           128,128           107,019
  Advertising expenses                                                100,199           121,727           105,397
  General and administrative expenses                                 145,376           147,372           118,659
  Loss (gain) on property sold or held for sale                        46,356           (15,186)               --
                                                                  -----------       -----------       -----------
    Total operating costs and expenses                              1,917,597         1,927,018         1,723,824
                                                                  -----------       -----------       -----------
Operating income (loss)                                              (133,015)           63,055           168,220
Interest expense                                                      (69,762)          (63,283)          (43,453)
Other expense, net                                                     (2,487)          (47,232)             (670)
                                                                  -----------       -----------       -----------
Income (loss) before income taxes and extraordinary item             (205,264)          (47,460)          124,097
Income tax expense (benefit)                                          (11,148)          (18,053)           49,645
                                                                  -----------       -----------       -----------
Income (loss) before extraordinary item                              (194,116)          (29,407)           74,452
Extraordinary item -- gain on early retirement of debt,
  net of applicable income taxes of $186 and $2,084                        --               290             3,260
                                                                  -----------       -----------       -----------
Net income (loss)                                                 $  (194,116)      $   (29,117)      $    77,712
                                                                  ===========       ===========       ===========

Basic income (loss) per share before extraordinary item                 (3.84)      $     (0.57)      $      1.44
Extraordinary item -- gain on early retirement of debt,
  net of applicable income taxes -- basic                                 .--              0.01              0.07
                                                                  -----------       -----------       -----------
Net income (loss) per share -- basic                                    (3.84)      $     (0.56)      $      1.51
                                                                  ===========       ===========       ===========
Weighted average shares outstanding -- basic                           50,501            51,668            51,599
                                                                  ===========       ===========       ===========

Diluted income (loss) per share before extraordinary item         $     (3.84)      $     (0.57)      $      1.39
Extraordinary item -- gain on early retirement of debt,
  net of applicable income taxes -- diluted                                --              0.01              0.06
                                                                  -----------       -----------       -----------
Net income (loss) per share -- diluted                            $     (3.84)      $     (0.56)      $      1.45
                                                                  ===========       ===========       ===========
Weighted average shares outstanding -- diluted                         50,501            51,668            56,714
                                                                  ===========       ===========       ===========

          See accompanying notes to consolidated financial statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
               FISCAL YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


                                           COMMON STOCK             TREASURY STOCK
                                       --------------------      ---------------------      ADDITIONAL                   TOTAL
                                       NUMBER OF                 NUMBER OF                   PAID-IN     RETAINED    STOCKHOLDERS'
                                       SHARES       AMOUNT       SHARES        AMOUNT        CAPITAL     EARNINGS       EQUITY
                                       -------      -------      -------      --------      ----------   --------    -------------

BALANCE AT JANUARY 31, 1998             51,175      $   512           --      $     --      $366,063     $131,937      $ 498,512
  Cash dividends ($.07 per share)           --           --           --            --            --       (3,749)        (3,749)
  Exercise of stock options                624            6           --            --         6,068           --          6,074
  Repurchase of Hardee's
    franchised restaurants                  51            1           --            --         1,662           --          1,663
  Tax benefit associated with
    exercise of stock options               --           --           --            --         6,630           --          6,630
  Net income                                --           --           --            --            --       77,712         77,712
                                       -------      -------      -------      --------      --------     --------      ---------
BALANCE AT JANUARY 31, 1999             51,850          519           --            --       380,423      205,900        586,842
  Cash dividends ($.08 per share)           --           --           --            --            --       (4,157)        (4,157)
  Exercise of stock options                181            2           --            --         1,363           --          1,365
  Purchase of treasury shares               --           --       (1,585)      (10,406)           --           --        (10,406)
  Shares issued to third-party              55           --           --            --           722           --            722
  Tax benefit associated with
    exercise of stock options               --           --           --            --           508           --            508
  Net loss                                  --           --           --            --            --      (29,117)       (29,117)
                                        ------      -------       ------      --------      --------     --------      ---------
BALANCE AT JANUARY 31, 2000             52,086          521       (1,585)      (10,406)      383,016      172,626        545,757
  Cash dividends ($.04 per share)           --           --           --            --            --       (2,084)        (2,084)
  Net loss                                  --           --           --            --            --      (194,116)     (194,116)
                                        ------      -------       ------      --------      --------     --------      ---------
BALANCE AT JANUARY 31, 2001             52,086      $   521       (1,585)     $(10,406)     $383,016     $(23,574)     $ 349,557
                                        ======      =======       ======      ========      ========     ========      =========

          See accompanying notes to consolidated financial statements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                FISCAL YEAR ENDED JANUARY 31,
                                                                                         -----------------------------------------
                                                                                            2001            2000            1999
                                                                                         ---------       ---------       ---------
Net cash flows from operating activities:
Net income (loss)                                                                        $(194,116)      $ (29,117)      $  77,712
Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding the effect of acquisitions and dispositions:
  Extraordinary gain on early retirement of debt                                                --            (476)         (5,344)
  Depreciation and amortization                                                            106,981         104,450          77,119
  Provision for losses on accounts and notes receivable                                      8,602           1,485          (5,497)
  (Gain) loss on sale of property and equipment and capital leases                          49,403         (16,922)          1,941
  Shares issued for litigation settlement                                                       --             722              --
  Net non-cash charges                                                                     115,903         105,601          15,000
  Net non-cash investment and dividend income                                                   --              --          (1,259)
  Deferred income taxes                                                                     15,006         (30,035)          9,038
  (Gain) loss on non-current asset and liability transactions                               (2,104)          4,744          (8,818)
  Net change in receivables, inventories, prepaid expenses and other current assets        (27,879)        (12,457)        (16,009)
  Net change in accounts payable and other current liabilities                             (43,496)        (13,406)         34,787
                                                                                         ---------       ---------       ---------
  Net cash provided by operating activities                                                 28,300         114,589         178,670
                                                                                         ---------       ---------       ---------
Cash flows from investing activities:
Purchases of:
  Property and equipment                                                                   (74,680)       (263,589)       (124,288)
  Long-term investments and marketable securities                                           (2,957)             --             (27)
Proceeds from sale of:
  Marketable securities and long-term investments                                            4,210              --          12,500
  Property and equipment                                                                   154,132          52,753          10,723
Increases in notes receivable and related party receivables                                (18,305)         (5,544)         (2,930)
Collections on and sale of notes receivable, related party
  receivables and leases receivable                                                         13,791           7,725           8,457
Net change in other assets                                                                   2,653          (5,012)          1,295
Cash of subsidiaries in property held for sale                                              (3,827)             --              --
Acquisitions, net of cash acquired                                                              --          (2,491)       (406,376)
Dispositions, net of cash surrendered                                                           --              --             940
                                                                                         ---------       ---------       ---------
  Net cash provided by (used in) investing activities                                       75,017        (216,158)       (499,706)
                                                                                         ---------       ---------       ---------
Cash flows from financing activities:
Net change in bank overdraft                                                                (7,565)         14,210         (13,809)
Repayments of short-term debt                                                               (1,123)         (3,600)           (433)
Long-term borrowings                                                                       266,000         467,500         530,095
Repayments of long-term debt                                                              (371,313)       (350,853)       (151,650)
Repayments of capital lease obligations                                                    (10,095)         (7,689)         (8,698)
Deferred financing costs                                                                      (904)        (10,759)        (10,384)
Net change in other long-term liabilities                                                    4,122          (4,342)        (16,901)
Payment of dividends                                                                        (2,084)         (4,157)         (3,749)
Purchase of treasury stock                                                                      --         (10,406)             --
Exercise of stock options                                                                       --           1,365           6,074
Tax benefit associated with the exercise of stock options                                       --             508           6,630
                                                                                         ---------       ---------       ---------
  Net cash provided by (used in) financing activities                                     (122,962)         91,777         337,175
                                                                                         ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                                       (19,645)         (9,792)         16,139
Cash and cash equivalents at beginning of year                                              36,505          46,297          30,158
                                                                                         ---------       ---------       ---------
Cash and cash equivalents at end of year                                                 $  16,860       $  36,505       $  46,297
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

   Description of Business

     CKE Restaurants, Inc. ("CKE" or the "Company") owns, operates, franchises and licenses the Carl's Jr., Hardee's and Taco Bueno quick-service restaurant concepts. As of January 31, 2001, the Carl's Jr. system included 977 restaurants, of which 491 were operated by the Company and 486 were operated by the Company's franchisees and licensees. Carl's Jr. restaurants are located in the Western United States, predominantly in California. As of January 31, 2001, the Company's Hardee's system included 2,660 restaurants, of which 923 were operated by the Company and 1,737 were operated by the Company's franchisees and licensees. Hardee's restaurants are located throughout the Eastern and Midwestern United States, predominantly in the Southeast. As of January 31, 2001, the Company also operated a total of 146 other restaurants, including 125 Taco Bueno quick-service Mexican restaurants in Texas and Oklahoma.

     The Company and Rally's Hamburgers, Inc. ("Rally's") entered into an operating agreement, effective in July 1996, whereby the Company began operating 28 Rally's-owned restaurants located in California and Arizona. Rally's retains ownership of the restaurants' assets and receives a percentage of the restaurants' sales. The Company's results of operations include the revenue and expenses of these Rally's restaurants. As of January 31, 2001, the Company operated 21 Rally's restaurants under this operating agreement.

   Basis of Presentation and Fiscal Year

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated. The Company's fiscal year is 52 or 53 weeks, ending the last Monday in January each year. Fiscal year 2000 included 53 weeks of operations. Fiscal years 2001 and 1999 each included 52 weeks of operations. For clarity of presentation, the Company has labeled all years presented as fiscal year ended January 31.

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

   Deferred Financing Costs

Costs related to the issuance of debt are deferred and amortized on a straight-line basis as a component of interest expense over the terms of the respective debt issues. In accordance with Emerging Issues Task Force Bulletin 98-14, "Debtor's Accounting for Changes in Line of Credit or Revolving Debt Arrangements" ("EITF 98-14"), the Company writes off a portion of these deferred financing charges when the borrowing capacity of its senior credit facility is reduced.

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

   Impairment of Long-Lived Assets

     The Company assesses certain long-lived assets for possible impairment when events or circumstances indicate carrying amounts may not be recoverable. The Company generally uses the "three-year history of operating losses" at a restaurant as the primary indicator of potential impairment. On certain restaurants that do not have a three-year history, two-years were used. When the carrying value exceeds the total estimated undiscounted cash flows expected to be generated over the assets' estimated life, the assets are written down to fair value. If the discounted cash flows of a restaurant were less than zero, the asset was written down to the fair market value of the land associated with the restaurant, if any. The fair value of the land is estimated based on recent sales prices obtained by the Company in various transactions. (See Note 3.)

     The costs in excess of net assets acquired are allocated to stores on a specific identification basis and are amortized on a straight-line basis, principally over 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of the costs in excess of net assets acquired will be impacted if estimated future operating cash flows are not achieved. The Company periodically reviews the costs in excess of net assets acquired for impairment on a store by store basis. Accumulated amortization of costs in excess of net assets acquired was $23.4 million and $17.0 million at January 31, 2001 and 2000, respectively.

   Store Closure Costs

     The Company makes decisions to close stores based on their cash flows and anticipated future profitability. If it is determined that these stores have a minimal chance to be profitable, then the Company records losses associated with the closure of restaurants in the same quarter that the decision to close these restaurants is made. These store closure charges represent a liability for the net present value of any remaining lease obligations including executory costs after the expected closure dates, net of estimated sublease income, if any. (See
Note 3.)

   Advertising

     Production costs of commercials and programming are charged to operations when first aired. The costs of other advertising, promotion and marketing programs are charged to operations when incurred.

   Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Estimations

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Income (Loss) per Share

     The Company presents "basic" income (loss) per share which represents net income (loss) divided by the weighted average shares outstanding excluding all potentially dilutive common shares and "diluted" income (loss) per share reflecting the dilutive effect of all potentially dilutive common shares. The following table illustrates the computation of basic and diluted income (loss) per share:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                      2001            2000           1999
----------------------------------------                                                    ---------       --------       --------

BASIC INCOME (LOSS) PER SHARE:
Income (loss) before extraordinary item                                                     $(194,116)      $(29,407)      $ 74,452
Extraordinary item -- gain on early retirement of debt, net of applicable income taxes             --            290          3,260
                                                                                            ---------       --------       --------
Net income (loss)                                                                           $(194,116)      $(29,117)      $ 77,712
                                                                                            =========       ========       ========
Weighted average number of common shares outstanding during the year                           50,501         52,010         51,599
  Purchase of treasury shares                                                                      --           (342)            --
                                                                                            ---------       --------       --------
                                                                                               50,501         51,668         51,599
                                                                                            ---------       --------       --------
Basic income (loss) per share before extraordinary item                                     $   (3.84)      $  (0.57)      $   1.44
Extraordinary item -- gain on early retirement of debt, net of applicable income taxes
  -- basic                                                                                         --           0.01           0.07
                                                                                            ---------       --------       --------
Basic net income (loss) per share                                                           $   (3.84)      $  (0.56)      $   1.51
                                                                                            =========       ========       ========

DILUTED INCOME (LOSS) PER SHARE:
Income (loss) before extraordinary item                                                     $(194,116)      $(29,407)      $ 74,452
Interest expense and amortization of debt issuance costs,
  net of income tax effect, applicable to convertible subordinated notes                           --             --          4,635
                                                                                            ---------       --------       --------
Income (loss) before extraordinary item                                                      (194,116)       (29,407)        79,087
Extraordinary item -- again on early retirement of debt, net of applicable income taxes            --            290          3,260
                                                                                            ---------       --------       --------
Net income (loss)                                                                           $(194,116)      $(29,117)      $ 82,347
                                                                                            =========       ========       ========
Weighted average number of common shares outstanding during the year                           50,501         52,010         51,599
  Incremental common shares attributable to:
    Exercise of stock options                                                                      --             --          1,336
    Issuance of convertible subordinated notes                                                     --             --          3,779
    Purchase of treasury shares                                                                    --           (342)            --
                                                                                            ---------       --------       --------
                                                                                               50,501         51,668         56,714
                                                                                            =========       ========       ========
Diluted income (loss) per common share before extraordinary item                            $   (3.84)      $  (0.57)      $   1.39
Extraordinary item -- gain on early retirement of debt, net of applicable income taxes
  -- diluted                                                                                       --           0.01           0.06
                                                                                            ---------       --------       --------
Diluted net income (loss) per share                                                         $   (3.84)      $  (0.56)      $   1.45
                                                                                            =========       ========       ========

     In fiscal 2001, 2000 and 1999, 8.1 million, 6.2 million and 4.0 million shares, respectively, relating to the possible exercise of outstanding stock options and in fiscal 2001 and 2000, 3.6 million shares issuable upon conversion of convertible subordinated notes, were not included in the computation of diluted earnings (loss) per share as their effect would have been anti-dilutive.

     On December 17, 1998, the Company declared a 10% stock dividend to stockholders of record on December 28, 1998, distributed on January 11, 1999.

     All data with respect to income (loss) per share, dividends per share and share information, including price per share where applicable, in the consolidated financial statements and notes to consolidated financial statements were retroactively adjusted to reflect the issuance of stock dividends.

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

New Accounting Pronouncements Not Yet Adopted

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or results of operations.

   Reclassifications

     Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 2 -- ACQUISITIONS

     On April 1, 1998, the Company acquired Flagstar Enterprises, Inc. ("FEI"), the largest franchisee in the Hardee's system, previously operating 557 Hardee's restaurants located primarily in the Southeastern United States. The Company acquired all issued and outstanding shares of common stock of FEI from Advantica Restaurant Group, Inc. ("Advantica") for cash consideration of $380.6 million (which includes miscellaneous expenses paid to Advantica) and the assumption of approximately $45.6 million in capital lease obligations. The Company used the majority of the net proceeds from the issuance of $197.2 million of convertible subordinated notes together with borrowings of $213.2 million under its senior credit facility to finance the acquisition (see Note 11).

     The assets acquired under the purchase method of accounting, including the costs in excess of net assets acquired, and liabilities assumed in the acquisitions of FEI and Hardee's are as follows:

(DOLLARS IN THOUSANDS)
Tangible assets acquired at fair value      $    319,603
Costs in excess of net assets acquired           150,442
Liabilities assumed at fair value                (89,408)
                                            ------------
  Total purchase price                      $    380,637
                                            ============

NOTE 3 -- STORE CLOSURE EXPENSE AND PROVISION FOR ASSET IMPAIRMENT

     The Company reviews the performance of company-operated stores under the criteria described in Note 1. As a result of this review, in fiscal 2001 and 2000, the Company decided to close certain under-performing company-operated restaurants that management believes are in locations where the population or demographics have changed so significantly that there is minimal opportunity for improvement. The Company provides store closures reserves for these assets under the criteria described in Note 1. Additionally, in fiscal 2001, the Company realized there were several stores that it believed it should continue operating, but whose cash flow from operations did not support their related net asset value and accordingly an impairment provision was recorded based on the criteria described in Note 1.

     On a historic basis, when the Company acquired Hardee's in July 1997, the Company established a reserve for stores already closed and still owned or leased by Hardee's. Additionally, a store closure reserve was established several years ago for Carl's Jr. stores closed in Texas and Arizona.

     In late fiscal 2000, the Company embarked on a refranchising initiative to move to a well-balanced system of nationwide restaurant concepts that are primarily franchise-operated. As a result, the Company has sold several restaurants to new and existing franchisees.

     The results of these strategies have caused the following transactions to be recorded in the financial statements:

     -  Gains (losses) on the sale of restaurants,

     -  Store closure costs, and

     - Impairment of long-lived assets for restaurants the Company intends to continue to operate and restaurants the Company intends to close beyond the quarter in which the closure decision is made.

The components of these actions for fiscal 2001, 2000, and 1999 were as follows:

(DOLLARS IN THOUSANDS)                                               2001              2000             1999
---------------------                                           ------------      ------------     ------------
Hardee's
    Store closure reserves                                      $     17,253      $     16,274     $          --
    Impairment on stores to be closed                                 53,453            25,331                --
    Impairment on stores that will continue to be operated            16,705               383                --
                                                                ------------      ------------      ------------
                                                                      87,411            41,988                --
                                                                ------------      ------------      ------------
Carl's Jr
    Store closure reserves                                             1,884                --                --
    Impairment on stores to be closed                                  5,955                --                --
    Impairment on stores that will continue to be operated             3,035                --                --
                                                                ------------      ------------      ------------
                                                                      10,874                --                --
                                                                ------------      ------------      ------------
Total
    Store closure reserves                                            19,137            16,274                --
    Impairment on stores to be closed                                 59,408            25,331                --
    Impairment on stores that will continue to be operated            19,740               383                --
                                                                ------------      ------------      ------------
                                                                $     98,285      $     41,988     $          --
                                                                ============      ============      ============

Impairment charges for 2001 and 2000 were recorded against the following asset categories:

(DOLLARS IN THOUSANDS)                                   2001              2000
---------------------                                ------------      ------------
    Fixed assets:
       Hardee's                                      $     46,138      $     15,265
       Carl's Jr                                            8,990               383
                                                     ------------      ------------
                                                           55,128            15,648
                                                     ------------      ------------
    Costs in excess of net assets acquired, net
       Hardee's                                            24,020            10,066
       Carl's Jr                                               --                --
                                                     ------------      ------------
                                                           24,020            10,066
                                                     ------------      ------------
    Total                                            $     79,148      $     25,714
                                                     ============      ============

     The following table summarizes the 2001 and 2000 activity in the store closure reserves. The Company believes that the remaining carrying amounts are adequate to complete its disposal actions. The remaining unamortized discount to present value of the lease subsidies associated with these stores at January 31, 2001 was $2.7 million and is to be recorded as a component of interest expense over the remaining sublease terms, which range up to 14 years, utilizing a method approximating the effective interest method.

(DOLLARS IN THOUSANDS)
----------------------
Balance at January 31, 1998             $     42,532
   New decisions                                  --
   Usage                                     (11,905)
   Other                                          --
                                        ------------
Balance at January 31, 1999                   30,627
   New decisions                              16,274
   Usage                                      (3,594)
   Other                                          --
                                        ------------
Balance at January 31, 2000                   43,307
   New decisions                              19,137
   Usage                                      (6,367)
   Other                                       2,110
                                        ------------
Balance at January 31, 2001                   58,187
Less: Current portion                         (6,874)
                                        ------------
Long-term portion                       $     51,313
                                        ============

     The following table summarizes average sales per restaurant and restaurant margin related to stores the Company decided to close. Restaurant margin represents Company sales less the cost of food and paper, payroll and employee benefits and occupancy and other operating expenses.

(DOLLARS IN THOUSANDS)               2001             2000              1999
----------------------           ------------     ------------      ------------
    Sales per restaurant
      Carl's Jr.                    $ 490             $ --              $ --
      Hardee's                      $ 495             $493              $ --

    Margins
      Carl's Jr.                    (15.2)%             --                --
      Hardee's                      (14.3)%           (8.0)%               --


NOTE 4 -- ACCOUNTS RECEIVABLE, NET

    Details of accounts receivables, net are as follows:

(DOLLARS IN THOUSANDS)                    2001             2000
---------------------                  ----------       ----------
Trade receivables                      $   42,682       $   36,531
Allowance for doubtful accounts            (8,241)          (4,917)
Income tax receivable                      36,586            8,874
Notes receivable, current portion           2,651            2,203
Other                                         278              237
                                       ----------       ----------
                                       $   73,956       $   42,928
                                       ==========       ==========

NOTE 5-- PROPERTY HELD FOR SALE

     In November 2000, the Company decided to sell Taco Bueno. Accordingly, for financial reporting purposes, the assets and liabilities attributable to this transaction have been classified on the consolidated balance sheet as property held for sale. In March 2001, the Company entered into a definitive purchase agreement to sell Taco Bueno to Jacobson Partners for approximately $70 million, subject to certain adjustments. The carrying value of the net assets exceeded the expected net proceeds from the sale by $8.7 million. Property held for sale consists of the following at January 31, 2001:

             Current assets                                     $   6,540
             Property and equipment, net                           69,347
             Property under capital leases, net                     1,357
             Costs in excess of net assets acquired, net            8,959
             Other assets                                             975
                                                                ---------
             Total assets                                       $  87,178
                                                                ---------

             Current liabilities                                $   9,469
             Capital lease obligations                                970
             Other long-term liabilities                            1,127
                                                                ---------
             Total liabilities                                  $  11,566
                                                                 --------

             Gross property held for sale                       $  75,612
             Reduction to net sales contract value                 (8,700)
                                                                ---------
             Net property held for sale                         $  66,912
                                                                =========


NOTE 6 -- PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                       ESTIMATED
      (DOLLARS IN THOUSANDS)                          USEFUL LIFE          2001              2000
      ----------------------                         ------------      ------------      ------------
Land                                                                   $    199,296      $    269,211
Leasehold improvements                                 4-25 years           239,742           274,820
Buildings and improvements                             7-40 years           265,533           421,674
Equipment, furniture and fixtures                      3-10 years           289,585           412,818
                                                     ------------      ------------      ------------
                                                                            994,156         1,378,523
Less: Accumulated depreciation and amortization                             293,458           327,043
                                                                       ------------      ------------
                                                                       $    700,698      $  1,051,480
                                                                       ------------      ------------

NOTE 7 -- LEASES

     The Company occupies land and buildings under lease agreements expiring on dates through 2062. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of sales in excess of specified levels, are often stipulated. Most leases obligate the Company to pay costs of maintenance, insurance and property taxes.

    Property under capital leases consists of the following:

(DOLLARS IN THOUSANDS)                 2001           2000
---------------------               ----------      ----------
Buildings                           $  110,314      $  113,510
Equipment                               15,260          17,523
Less: Accumulated amortization          51,957          46,551
                                    ----------      ----------
                                    $   73,617      $   84,482
                                    ----------      ----------

     Amortization is calculated on a straight-line basis over the shorter of the respective lease terms or the estimated useful lives of the related assets.

     Minimum lease payments for all leases and the present value of net minimum lease payments for capital leases as of January 31, 2001 are as follows:

  (DOLLARS IN THOUSANDS)                                    CAPITAL          OPERATING
  ---------------------                                   ------------      ------------
  Fiscal Year:
  2002                                                    $     19,501      $     91,887
  2003                                                          18,941            86,043
  2004                                                          17,349            79,637
  2005                                                          14,115            68,455
  2006                                                          11,046            58,377
  Thereafter                                                    73,612           355,261
                                                          ------------      ------------
    Total minimum lease payments                               154,564      $    739,660
                                                          ------------      ============
Less: Amount representing interest                              63,546
                                                          ------------
Present value of minimum lease payments (interest
 rates ranging from 8% to 16%)                                  91,018
Less: Current portion                                            9,845
                                                          ------------
Capital lease obligations, excluding current portion      $     81,173
                                                          ============

     Total minimum lease payments have not been reduced for future minimum sublease rentals of $250.9 million under certain operating subleases.

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

   (DOLLARS IN THOUSANDS)                                    2001       2000
                                                           --------   --------
   Net minimum lease payments receivable                   $  1,681   $  2,095
                                                           --------   --------
   Less: Unearned income                                        407        583
                                                           --------   --------
   Net investment                                          $  1,274   $  1,512
                                                           ========   ========

    Minimum future rentals to be received as of January 31, 2001 are as follows:

                                                            CAPITAL   OPERATING
                                                           LEASES OR    LESSOR
(DOLLARS IN THOUSANDS)                                     SUBLEASES    LEASES
---------------------                                      --------   ---------
Fiscal Year:
   2002                                                    $    420   $ 30,126
   2003                                                         363     23,286
   2004                                                         302     22,078
   2005                                                         277     20,129
   2006                                                         251     17,959
   Thereafter                                                    68    137,362
                                                           --------   --------
        Total minimum future rentals                       $  1,681   $250,940
                                                           ========   ========

     Total minimum future rentals do not include contingent rentals which may be received under certain leases.

     Aggregate rents under noncancelable operating leases during fiscal 2001, 2000 and 1999 are as follows:

(DOLLARS IN THOUSANDS)           2001              2000              1999
                            ------------      ------------      ------------
Minimum rentals             $     82,478      $     92,107      $     81,809
Contingent rentals                 4,923             5,275             6,393
Less: Sublease rentals            19,115            10,064            12,033
                            ------------      ------------      ------------
                            $     68,286      $     87,318      $     76,169
                            ============      ============      ============

NOTE 8 -- LONG-TERM INVESTMENTS

     The Company has selectively invested in other restaurant concepts, as follows:

   Santa Barbara Restaurant Group, Inc.

     Santa Barbara Restaurant Group, Inc. ("SBRG") (formerly GB Foods Corporation) owns, operates and franchises The Green Burrito and La Salsa quick-service Mexican food restaurants, and Timber Lodge Steakhouse. Through the Company's dual-branding relationship with The Green Burrito, the Company is SBRG's largest franchisee.

     On September 1, 1998, the Company sold 14 company-operated JB's Restaurants and two Galaxy Diner restaurants to Timber Lodge Steakhouse, Inc. ("Timber Lodge") for 687,890 shares of Timber Lodge common stock, which was converted into SBRG common stock in connection with the merger of Timber Lodge and SBRG. The Company also sold its wholly owned subsidiary, JB's, which consisted of the remaining 48 company-operated JB's Restaurants and the JB's franchise system together with four Galaxy Diner restaurants, to SBRG for one million shares of SBRG common stock. During fiscal 2001, the Company sold its shares of SBRG to a American National Financial, Inc., an affiliate of Fidelity National Financial, Inc., of which the chairman of the board of the Company is also chairman of the board, for cash proceeds of $1.7 million and recorded a loss of $0.4 million, which is included in other expense, net (see Note 18).

     Rally's Hamburgers, Inc. and Checkers Drive-In Restaurants, Inc.

     In August 1999, Rally's merged with Checkers Drive-In Restaurants, Inc. ("Checkers") in a reverse acquisition. Checkers operates and franchises approximately 427 Checkers and 427 Rally's double drive-thru quick-service hamburger restaurants, primarily in the Southeastern and Midwestern United States. As a result of the August 1999 merger, each share of Rally's common stock was converted into 1.99 shares of Checkers' common stock. Simultaneous with the merger, Checkers declared a reverse one-for-twelve stock split. Prior to the merger, the Company, through a series of transactions, owned approximately 9.4 million shares, or 32.1% of Rally's common stock and held warrants to purchase an additional 1.5 million shares of Rally's common stock. The Company, also prior to the merger, held warrants to purchase 7.4 million shares of Checkers' common stock. As a result of the merger, the Company held approximately 1.6 million shares, or 16.6% of Checkers outstanding common stock. During the fourth quarter of fiscal 2000, the Company wrote-down its investment in Checkers by $16.6 million to its fair value upon its conclusion that the investment had experienced an other than temporary decline in value. Further, as a result of the Company recognizing its share of the net losses of Checkers, the Company's investment in Checkers was zero as of January 31, 2000. During fiscal 2001, the Company sold 657,000 shares of Checkers in open market transactions for $2.2 million and recorded a gain on sale of $2.2 million, As a result, as of January 31, 2001, the Company owns 897,889 shares of Checkers, or approximately 9.2%. Assuming full exercise of the warrants, the Company would beneficially own approximately 16.6% of Checkers' outstanding common stock.

     During fiscal 2001, a $3.2 million note receivable from Checkers, which was entered into during fiscal 1997, was paid in full.

     Boston Market

     The Company, through its wholly owned subsidiary, Boston Pacific, Inc. ("BPI"), owned an 11% interest in Boston West, LLC ("Boston West"), which operates Boston Market restaurants in designated markets in Southern California as a franchised area developer of Boston Chicken, Inc. ("BCI"), the franchisor of the Boston Market restaurant concept. BCI and its Boston Market subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code on October 5, 1998. In a separate action, on November 9, 1998, Boston West filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code to restructure its overall operations. Pursuant to Boston West's plan of organization, as filed with the bankruptcy court, it was anticipated that the Company would own approximately 25% of Boston West after emergence from bankruptcy. As a result, in fiscal 1999, the Company recorded a $15.0 million charge to its Boston West investment to reflect its remaining value. In addition, during fiscal 1999, the Company signed an agreement with Boston West to provide administrative and management services to the Boston Market franchises operated by Boston West and Boston West closed or sold 42 Boston Market restaurants.

     In April 2000, Boston Market Corporation ("BMC"), a wholly-owned subsidiary of McDonald's Corp., acquired BCI's rights, claims and interests relating to Boston West. As a result, Boston West and BMC filed a joint plan of reorganization which was approved by the bankruptcy court. Under this agreement the Company no longer provides administrative or management services to Boston Market stores operated by Boston West and the Company no longer has an ownership interest in Boston West or any of the Boston Market Stores operated by Boston West. In anticipation of this agreement, in the fourth quarter of fiscal 2000 the Company wrote down its investment in Boston West to zero by recording a $8.4 million charge which is included in other expense, net. Additionally, under the plan, Boston West was dissolved.

NOTE 9 -- OTHER ASSETS

    Other assets consist of the following:

(DOLLARS IN THOUSANDS)                              2001         2000
----------------------                            ---------   ---------
Deferred financing costs                            $11,705     $15,521
Deferred lease costs                                 10,546      12,850
Leases receivable                                       963       1,274
Other assets                                          4,368       5,556
                                                    -------     -------
                                                    $27,582     $35,201
                                                    =======     =======

NOTE 10 -- OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following:

        (DOLLARS IN THOUSANDS)                       2001       2000
        ----------------------                    ---------   --------
        Salaries, wages and other benefits          $28,444     $28,964
        State sales taxes                            14,016      12,136
        Accrued interest                              7,805      10,645
        Other accrued liabilities                    32,780      45,837
                                                    -------     -------
                                                    $83,045     $97,582
                                                    =======     =======

NOTE 11 -- LONG-TERM DEBT

    Long-term debt consists of the following:

(DOLLARS IN THOUSANDS)                                              2001              2000
---------------------                                           ------------      ------------
Senior Credit Facility, interest based on LIBOR plus
  applicable margin, averaging 10.1% in fiscal 2001             $    168,500      $    269,000
Senior subordinated notes due 2009, interest at 9.125%               200,000           200,000
Convertible subordinated notes due 2004, interest at 4.25%           159,225           159,225
Secured note payable, principal payments in specified
  amounts monthly through 2001, interest at 8.17%                         --             4,261
Other                                                                  5,592             7,267
                                                                ------------      ------------
                                                                     533,317           639,753
Less: Current portion                                                 67,332             5,532
                                                                ------------      ------------
                                                                $    465,985      $    634,221
                                                                ============      ============

On March 13, 1998, the Company completed a private placement of $197.2 million aggregate principal amount of convertible subordinated notes (the "Convertible Notes"), in which the Company received net proceeds of approximately $192.3 million, of which $24.1 million was used to repay indebtedness under our then $300.0 million credit facility ("the Senior Credit Facility"). The Convertible Notes, which represent unsecured general obligations subordinate in right of payment to certain other obligations, including the Senior Credit Facility and the senior subordinated notes, described below, are due in 2004, are convertible into the Company's common stock at a conversion price of $43.82 (adjusted for the 10% stock dividend paid on January 11, 1999) and carry a 4.25% coupon. The remaining net proceeds from the Convertible Notes, together with borrowings under the Senior Credit Facility, were used to fund the acquisition of Flagstar Enterprises, Inc. on April 1, 1998. In fiscal 2000 and fiscal 1999, the Company repurchased $3.0 million and $35.0 million, respectively, aggregate principal amount of Convertible Notes for $2.5 million and $28.8 million in cash, respectively, including accrued interest thereon. The Company recognized an extraordinary gain on the early retirement of debt of $0.3 million and $3.3 million, net of applicable taxes of $0.2 million and $2.1 million for fiscal 2000 and fiscal 1999, respectively.

     On March 4, 1999, the Company completed a private placement of $200.0 million aggregate principal amount of 9.125% senior subordinated notes (the "Senior Subordinated Notes") due 2009. The Company received net proceeds of $194.8 million, of which $190.0 million was used to repay outstanding term loan balances under its Senior Credit Facility. The indenture relating to the Senior Subordinated Notes imposes certain restrictions on the Company's ability (and the ability of its subsidiaries) to incur indebtedness, pay dividends on, redeem or repurchase capital stock, make investments, incur liens on assets, sell assets other than in the ordinary course of business, or enter into certain transactions with affiliates. The Senior Subordinated Notes represent unsecured general obligations subordinate in right of payment to the Company's senior indebtedness, including its Senior Credit Facility.

     In connection with the private placement of Senior Subordinated Notes, the Company also amended and restated its Senior Credit Facility to increase the lenders' commitments under its revolving credit facility to $500.0 million from $250.0 million (the commitment has since been amended to $400 million, subject to further reduction from asset sales). The Company also increased its letter of credit sub-facility to $75.0 million from $65.0 million, and changed the maturity date of the Senior Credit Facility to February 2004 (subsequently amended to February 2002). The term loan component of the Senior Credit Facility was eliminated as a result of these transactions.

     Borrowings under the Senior Credit Facility may be used for working capital and other general corporate purposes, including permitted investments and acquisitions. The Company is required to repay borrowings under the Senior Credit Facility with the proceeds from (i) certain asset sales, (ii) the issuance of certain equity securities, and (iii) the issuance of additional indebtedness. Of the various options the Company has regarding interest rates, the Company has selected LIBOR plus a margin (9.69% at January 31, 2001), with future margin adjustments dependent on certain financial ratios from time to time.

     The Company's Senior Credit Facility contains restrictions on its ability to incur additional indebtedness, repurchase stock or subordinated debt, pay dividends and incur liens on its assets, subject to specified exceptions and requirements that it satisfy specified financial tests as a precondition to acquisition of other businesses. In addition, the Company was required to comply with minimum EBITDA requirements, minimum interest coverage and fixed charge coverage ratios, minimum consolidated tangible net worth requirements and maximum leverage ratios.

     The Company has since amended its Senior Credit Facility effective January 31, 2000, August 14, 2000, January 29, 2001 and April 13, 2001 to amend certain of the covenants contained therein. The amended Senior Credit Facility provides that the revolving commitments thereunder shall be reduced by the entire net proceeds from the sale of any of the Company's restaurants. The Senior Credit Facility, as amended, also prohibits the Company from purchasing shares of its common stock, repurchasing any of its senior subordinated notes or convertible notes, from prepaying subordinated indebtedness and from paying cash dividends. In addition, capital expenditures were reduced and construction of new restaurants is limited to construction already begun or committed to begin.

     As a result of the amendments, the final maturity date of the Senior Credit Facility has been changed to February 1, 2002 and the interest rate payable on outstanding borrowings was increased. As a result of not achieving certain asset sale requirements, the applicable margin applied to the Company's borrowings was increased by a total of 100 basis points. If the Company completes $25 million of asset sales between January 22, 2001 and June 30, 2001, the applicable margin will be decreased by 50 basis points. As of June 30, 2001, the Company will be prohibited from borrowing funds under the LIBOR option described above and will be charged a rate of interest equal to the prime rate plus the applicable margin on all outstanding borrowings.

     The amended credit facility also required the Company to meet certain benchmarks during the months of November 2000, December 2000 and January 2001 relating to asset sales. The December benchmark was not met and thus enabled the lenders to request additional specific collateral. Accordingly, the Company has agreed to provide their lenders with specific collateral of its subsidiaries, consisting primarily of mortgages on a portion of the Company's real property, as well as the stock of the subsidiaries, which was already held as collateral.

     As of the end of fiscal 2001, the Company was not in compliance with certain covenants governing its Senior Credit Facility. The Company has received a waiver of this non-compliance through January 31, 2002. It is the Company's intention to use the net proceeds from the sale of Taco Bueno (estimated to be approximately $67 million) to repay a portion of the outstanding borrowings on its Senior Credit Facility. Accordingly, of the total amount outstanding under the Senior Credit Facility of $168.5 million as of January 31, 2001, $67 million has been classified as a current liability on the consolidated balance sheet. As of January 31, 2001, the Company had $8.8 million of borrowings available under its Senior Credit Facility. In the event the Senior Credit Facility is declared accelerated, the Senior Subordinated Notes and the Convertible Subordinated Notes may also become accelerated under certain circumstances and after all cure periods have expired.

     The Company is currently actively pursuing strategies to refinance its Senior Credit Facility as quickly as possible that may include mortgaging many of its owned and ground leased properties. This refinancing, if completed, should reduce or remove many of the restrictive covenants on the Company's use of capital that the current Senior Credit Facility imposes and will allow the Company to continue with its remodel plans. There can be no assurance that this refinancing will be completed.

     Secured notes payable are collateralized by certain restaurant property deeds of trust, with a carrying value of $1.2 million as of January 31, 2001.

     Long-term debt matures in fiscal years ending after January 31, 2001 as follows:

(DOLLARS IN THOUSANDS)
----------------------
Fiscal Year:
   2002                                                 $67,332
   2003                                                 101,859
   2004                                                 159,626
   2005                                                     420
   2006                                                     433
   Thereafter                                           203,647
                                                       --------
                                                       $533,317
                                                       ========

NOTE 12 -- OTHER LONG-TERM LIABILITIES

    Other long-term liabilities consist of the following:

(DOLLARS IN THOUSANDS)                            2001            2000
---------------------                         ----------      ----------
Closure reserves                              $   51,313      $   37,158
Other                                             52,020          47,394
                                              ----------      ----------
                                              $  103,333      $   84,552
                                              ==========      ==========

     The Company presently self-insures for group insurance, workers' compensation and fire and comprehensive protection on most equipment and certain other assets. A total of $27.3 million and $23.8 million was accrued as of January 31, 2001 and 2000, respectively, representing the current and long-term portions of the net present value of an independent actuarial valuation of the Company's workers' compensation claims. These amounts are net of a present value discount of $4.7 million and $5.2 million in fiscal 2001 and 2000, respectively.

NOTE 13 -- STOCKHOLDERS' EQUITY

     During the third quarter of fiscal 1999, the Company's Board of Directors authorized the purchase of up to five million shares of the Company's common stock. As of January 31, 2001, the Company had repurchased 1,585,000 shares of common stock for $10.4 million, at an average price of $6.53 per share.

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents information on the Company's financial instruments:

                                                                   2001                      2000
                                                          ----------------------    ----------------------
                                                          CARRYING    ESTIMATED     CARRYING     ESTIMATED
(DOLLARS IN THOUSANDS)                                     AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                          --------    ----------    --------    ----------
Financial assets:
  Cash and cash equivalents                              $  16,860    $  16,860     $  36,505   $  36,505
  Notes receivable                                          17,069       14,247        13,498      14,501
Financial liabilities:
  Long-term debt, including current portion              $ 533,317    $ 358,189     $ 639,753   $ 526,906

     The fair value of cash and cash equivalents approximates their carrying amount due to their short maturity. The estimated fair values of notes receivable were determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities and using market quotes as of January 31, 2001 for the Company's Senior Subordinated Notes and Convertible Notes.

NOTE 15 -- RELATED PARTY TRANSACTIONS

     Certain members of management and the Karcher family are franchisees of the Company. Additionally, these franchisees regularly purchase food and other products from the Company on the same terms and conditions as other franchisees.

     In fiscal 1994, the Chairman Emeritus was granted future retirement benefits for past services consisting principally of payments of $200,000 per year for life and supplemental health benefits, which had a net present value of $1.7 million as of that date. This amount was computed using certain actuarial assumptions, including a discount rate of 7%. A total of $0.9 million remained accrued in other long-term liabilities as of January 31, 2001. The Company anticipates funding these obligations as they become due.

     The Company leases various properties, including its corporate headquarters, a distribution facility and three restaurants from the Chairman Emeritus. Included in capital lease obligations were $1.8 million and $2.4 million, representing the present value of lease obligations related to these various properties at January 31, 2001 and 2000, respectively. Lease payments under these leases for fiscal 2001, 2000 and 1999 amounted to $1.5 million, $1.5 million, and $1.2 million, respectively. This was net of sublease rentals of $161,000, $161,000 and $157,000 in fiscal 2001, 2000 and 1999, respectively.

     In fiscal 2001, the Company sold nine restaurants to the former chief executive officer and a new member of the board of directors for $4.9 million and recorded a gain on the sale of $1.6 million. In fiscal 2000, the Company sold 14 Carl's Jr. restaurants to a relative of a board of directors member for $14.1 million and recorded a gain on the sale of these restaurants of $12.2 million.

     The Company has several leases with affiliates of Fidelity National Financial, Inc. ("FNF"), of which the chairman of the board of the Company is also chairman of the board, for point-of-sale equipment, a corporate office facility and a corporate aircraft. During fiscal 2001, the Company paid $6.4 million to FNF under these lease agreements. Additionally, the Company paid certain affiliates of FNF commissions of $7.0 million in fiscal 2001 relating to the sale of certain restaurant properties during the year.

NOTE 16 -- FRANCHISE AND LICENSE OPERATIONS

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

     Revenues from franchised and licensed restaurants consist of the following:

(DOLLARS IN THOUSANDS)        2001          2000          1999
---------------------       --------      --------      --------
Foodservice                 $100,717      $ 80,094      $ 75,895
Royalties                     59,632        52,692        56,316
Equipment sales               23,461        27,876        14,038
Rental income                 20,445        10,916        11,644
Initial fees and other        10,823         3,800         1,930
                            --------      --------      --------
                            $215,078      $175,378      $159,823
                            ========      ========      ========

    Operating costs and expenses for franchised and licensed restaurants consist of the following:

      (DOLLARS IN THOUSANDS)                  2001          2000          1999
      ---------------------                 --------      --------      --------
Foodservice                                 $ 98,439      $ 78,881      $ 74,230
Occupancy and other operating expenses        35,658        28,241        22,113
Equipment purchases                           27,074        21,006        10,676
                                            --------      --------      --------
                                            $161,171      $128,128      $107,019
                                            ========      ========      ========

NOTE 17 -- INTEREST EXPENSE

    Interest expense consists of the following:

(DOLLARS IN THOUSANDS)                           2001             2000             1999
----------------------                        ----------       ----------       ----------
Notes payable and Senior Credit Facility      $  (30,848)      $  (26,674)      $  (23,013)
Senior Subordinated Notes                        (18,909)         (16,880)              --
Capital lease obligations                        (10,204)         (11,570)         (12,030)
Convertible Notes                                 (7,537)          (7,509)          (7,725)
Other                                             (2,264)            (650)            (685)
                                              ----------       ----------       ----------
                                              $  (69,762)      $  (63,283)      $  (43,453)
                                              ==========       ==========       ==========

NOTE 18 -- OTHER EXPENSE, NET

    Other expense, net consists of the following:

(DOLLARS IN THOUSANDS)                           2001             2000             1999
----------------------                        ----------       ----------       ----------
Interest income                               $    1,452       $    2,615       $    4,916
Lease income (expense)                                --             (235)           1,101
Property management                                  (97)            (971)            (792)
Bad debt expense                                  (1,047)          (1,218)              50
Gain (loss) from long-term investments               510          (39,302)          (6,246)
Other                                             (3,305)          (8,121)             301
                                              ----------       ----------       ----------
                                              $   (2,487)      $  (47,232)      $     (670)
                                              ----------       ----------       ----------

NOTE 19 -- INCOME TAXES

    Income tax expense (benefit) consists of the following:

(DOLLARS IN THOUSANDS)                           2001             2000             1999
----------------------                        ----------       ----------       ----------
Current:
  Federal                                     $  (26,154)      $   10,883       $   34,433
  State                                               --            1,285            6,289
                                              ----------       ----------       ----------
                                                 (26,154)          12,168           40,722
                                              ----------       ----------       ----------
Deferred:
  Federal                                         11,445          (26,353)           8,607
  State                                            3,561           (3,682)           2,400
                                              ----------       ----------       ----------
                                                  15,006          (30,035)          11,007
                                              ----------       ----------       ----------
                                              $  (11,148)      $  (17,867)      $   51,729
                                              ----------       ----------       ----------

Total income tax expense (benefit) for the years ended January 31, 2001, 2000 and 1999 was allocated as follows:

(DOLLARS IN THOUSANDS)                           2001             2000             1999
----------------------                        ----------       ----------       ----------
Income (loss) from continuing operations      $  (11,148)      $  (18,053)      $   49,645
Extraordinary gain                                    --              186            2,084
                                              ----------       ----------       ----------
                                              $  (11,148)      $  (17,867)      $   51,729
                                              ----------       ----------       ----------

    A reconciliation of income tax expense (benefit) at the federal statutory rate of 35% to the Company's provision for taxes on income is as follows:

(DOLLARS IN THOUSANDS)                           2001             2000             1999
----------------------                        ----------       ----------       ----------
Income taxes at statutory rate                $  (71,841)      $  (16,444)      $   45,305
State income taxes, net of federal
  income tax benefit                              (6,467)          (3,637)           5,637
Work opportunity tax credits                      (1,500)          (1,119)          (1,048)
Alternative minimum tax                            5,800               --               --
Increase in valuation allowance                   70,200            3,378              664
Other, net                                        (7,340)             (45)           1,171
                                              ----------       ----------       ----------
                                              $  (11,148)      $  (17,867)      $   51,729
                                              ----------       ----------       ----------

    Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

(DOLLARS IN THOUSANDS)                     2001            2000
----------------------------------      ----------      ----------
Deferred tax assets:
   Impairment and closure reserves      $   32,573      $    9,011
   Workers' compensation reserve            10,928          10,182
   Federal net operating losses             10,463              --
   State net operating losses                9,674           2,971
   Capitalized leases                        9,135           9,024
   Long-term investments                     4,834           7,224
   Goodwill amortization                     4,494              --
   Bad debt reserves                         4,279              --
   Insurance reserves                        3,354           5,352
   Other reserves                            1,902           2,112
   Accrued payroll                             837           1,813
   Other                                     4,552           3,892
                                        ----------      ----------

                                            97,025          51,581
Alternative minimum tax credits              8,323           7,612
General business tax credits                 3,955           1,620
Less: Valuation allowance                   66,412           5,398
                                        ----------      ----------
Total deferred tax assets                   42,891          55,415
                                        ----------      ----------
Deferred tax liabilities:
   Depreciation                             42,891          40,362
   Other                                        --              47
                                        ----------      ----------
Total deferred tax liabilities              42,891          40,409
                                        ----------      ----------
Net deferred tax asset (liability)              --          15,006
                                        ==========      ==========

     As a result of our net operating losses in fiscal 2001 and 2000, the Company has recorded a valuation allowance of $66.4 million. While the Company was able to carryback approximately $20 million of these losses, the Company has provided a valuation allowance for the remaining net operating loss carryforward as well as the net deferred tax asset that existed at the beginning of the fiscal year. The Company bases its determination of whether it is more likely than not that it will be able to realize its deferred tax assets based on operating income or loss over the last two years.

NOTE 20 -- SEGMENT INFORMATION

     The Company is engaged principally in developing, operating and franchising its Carl's Jr., Hardee's and Taco Bueno quick-service restaurants, each of which are considered strategic businesses that are managed and evaluated separately. As such, the Company considers its Carl's Jr., Hardee's and Taco Bueno chains to each be a reportable segment. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income. General and administrative expenses are attributed to each segment based on management's estimate of the allocated resources to support each segment. Interest expense is allocated based on debt, if any, assumed during acquisitions, operating cash flows and capital expenditures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in
Note 1.

    Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate related items and results of insignificant operations. The amounts reported for Hardee's reflect only the periods subsequent to the acquisition date of April 1, 1998 for FEI.

(DOLLARS IN THOUSANDS)                CARL'S JR.        HARDEE'S        TACO BUENO           OTHER              TOTAL
---------------------                -----------      -----------       -----------       -----------       -----------
2001
  Revenues                           $   733,484      $   941,581       $    97,316       $    12,201       $ 1,784,582
  Segment operating income (loss)         73,869         (186,509)           (3,545)          (16,830)         (133,015)
  Total assets                           356,266          773,103            66,912            17,748         1,214,029
  Capital expenditures                    28,892           33,514             6,929             5,345            74,680
  Depreciation and amortization           28,317           63,495             4,880            10,289           106,981
2000
  Revenues                           $   714,495      $ 1,170,834       $    91,950       $    12,794       $ 1,990,073
  Segment operating income (loss)         61,157           10,266             8,136           (16,504)           63,055
  Total assets                           383,124        1,089,867            77,507            18,016         1,568,514
  Capital expenditures                    72,804          146,677            24,308            19,800           263,589
  Depreciation and amortization           26,873           63,398             4,119            10,060           104,450
1999
  Revenues                           $   629,837      $ 1,127,130       $    81,200       $    53,877       $ 1,892,044
  Segment operating income (loss)         76,960           95,110             8,717           (12,567)          168,220
  Capital expenditures                    46,527           56,424             7,077            14,260           124,288
  Depreciation and amortization           22,869           43,835             3,031             7,384            77,119

NOTE 21 -- EMPLOYEE BENEFIT AND RETIREMENT PLANS

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

   Post Retirement Benefits Other Than Pensions

     The Company provides an unfunded retiree medical benefit plan for substantially all Hardee's employees (except restaurant hourly employees) who retire on or after age 55 with at least five years of service. The retiree pays the actual costs of the plan with a Company subsidy provided for retirees with 10 or more years of credited service. The dollar amount of this subsidy will be capped by management in 2003. Such benefits provided by the Company are immaterial.

   Stock Purchase Plan

     In fiscal 1995, the Board of Directors adopted, and stockholders subsequently approved in fiscal 1996, an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, up to 907,500 shares of the Company's common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salaries. The Company contributes varying amounts as specified in the ESPP. During fiscal 2001, 2000 and 1999, 524,660, 338,417 and 128,477 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $3.49, $10.15 and $28.43 per share, respectively. The Company contributed $1.1 million or an equivalent of 333,092 shares for the year ended January 31, 2001, $1.2 million or an equivalent of 137,568 shares for the year ended January 31, 2000 and $0.6 million or an equivalent of 22,496 shares for the year ended January 31, 1999.

   Stock Incentive Plans

     The Company's 1999 stock incentive plan was approved by stockholders in June 1999. Awards granted to eligible employees under the 1999 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provision determined by the compensation committee of Board of Directors. Options generally have a term of 10 years from the date of grant, except for five years from the date of grant in the case of incentive stock options granted to 10% or greater shareholders of the Company. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater shareholders of the Company may not be granted at less that 110% of the fair market value of the common stock on the date of grant. A total of 1,500,000 shares are available for grants of options or other awards under the 1999 plan, with such amount of available shares increased by 350,000 shares on the date of each annual meeting of shareholders. As of January 31, 2001, 3,491,100 options were outstanding under this plan with exercise prices ranging from $2.63 per share to $18.13 per share.

     The Company's 1994 stock incentive plan expired in April 1999. Options generally had a term of five years from the date of grant for the nonemployee directors and 10 years from the date of grant for employees, became exercisable at a rate of 33 1/3% per year following the grant date and were priced at the fair market value of the shares on the date of grant. A total of 6,352,500 shares were available for grants of options or other awards under this plan, of which 4,380,580 stock options were outstanding as of January 31, 2001, with exercise prices ranging from $3.72 per share to $36.65 per share.

     The Company's 1993 stock incentive plan was superseded by the 1994 plan, as discussed above. As of January 31, 2001, 194,149 stock options, with exercise prices ranging from $3.99 per share to $6.27 per share, were outstanding under the plan. No further awards may be granted under this plan.

     The Company's 1982 stock option plan expired in September 1992. Under this plan, stock options were granted to key employees to purchase up to 5,445,000 shares of its common stock at a price equal to or greater than the fair market value at the date of grant. The options generally had a term of 10 years from the grant date and became exercisable at a rate of 25%, 35% and 40% per year following the grant date. The exercise price of the 29,275 stock options outstanding as of January 31, 2001 under this plan is $4.27 per share.

    Transactions under all plans are as follows:


                                                WEIGHTED AVERAGE
                                  SHARES         EXERCISE PRICE      EXERCISABLE
                               ------------     ----------------    ------------
Balance, January 31, 1998         5,044,867       $      14.86         2,059,307
  Granted                         1,144,230              35.41
  Canceled                         (197,409)             25.83
  Exercised                        (624,502)              9.41
                               ------------
Balance, January 31, 1999         5,367,186       $      19.47         3,064,429
  Granted                         1,830,300              16.66
  Canceled                         (798,006)             33.38
  Exercised                        (181,671)              8.28
                               ------------
Balance, January 31, 2000         6,217,809       $      17.19         3,986,469
  Granted                         2,420,850               2.99
  Canceled                         (530,460)             18.92
  Exercised                              --                 --
                               ------------
Balance, January 31, 2001         8,108,199       $      12.83         5,550,408
                               ------------       ------------

    The following table summarizes information related to stock options outstanding and exercisable at January 31, 2001:

                                   OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
   ------------------------------------------------------------------------------  ----------------------------
                                                    WEIGHTED     WEIGHTED AVERAGE                   WEIGHTED
             RANGE OF                SHARES         AVERAGE         REMAINING        SHARES         AVERAGE
         EXERCISE PRICES          OUTSTANDING    EXERCISE PRICE  CONTRACTUAL LIFE  EXERCISABLE   EXERCISE PRICE
   -------------------------      -----------    --------------  ----------------  -----------   --------------
$   2.63     to   $     3.25       1,339,600      $     2.63            9.93         750,000      $     2.63

    3.32                8.13       2,385,335            5.13            6.34       1,363,835            6.46

    9.30               14.50         833,410           14.07            7.79         586,749           13.93

   14.53               17.08         848,917           16.27            5.55         848,917           16.27

   17.54               17.67          77,442           17.66            5.88          77,442           17.66

   18.13               21.32         934,207           18.15            8.02         328,723           18.21

   23.66               36.65       1,689,288           26.28            6.30       1,594,742           25.70
                                  ----------                                      ----------

$   2.63          $    36.65       8,108,199      $    12.83            7.18       5,550,408      $    14.61
                                  ==========                                      ==========

     For purposes of the following pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the fair value of each option granted after fiscal 1995 has been estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used for grants in fiscal 2001, 2000 and 1999: annual dividends consistent with the Company's current dividend policy, which resulted in payments of $0.04 per share in fiscal 2001, $0.08 per share in fiscal 2000 and $0.07 per share in fiscal 1999; expected volatility of 52% in fiscal 2001, 50% in fiscal 2000 and 30% in fiscal 1999; risk-free interest rates of 4.97% in fiscal 2001, 6.69% in fiscal 2000 and 4.55% in fiscal 1999; and an expected life of 5.00 years in fiscal 2001, 5.40 years in fiscal 2000 and 5.45 years in fiscal 1999. The weighted average fair value of each option granted during fiscal 2001, 2000 and 1999 was $1.58, $8.07 and $12.50, respectively. Had compensation expense been recognized for fiscal 2001, 2000 and 1999 grants for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net income (loss) and earnings (loss) per share of $(203.0) million, or $(4.02) per basic and diluted share in fiscal 2001; $(35.2) million , or $(0.68) per basic and diluted share in fiscal 2000; and $61.6 million, or $1.19 per basic share and $1.17 per diluted share in fiscal 1999.

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

NOTE 22 -- SUPPLEMENTAL CASH FLOW INFORMATION

(DOLLARS IN THOUSANDS)                                               2001           2000             1999
----------------------                                            ----------      ----------      ----------
Cash paid for interest and income taxes are as follows:
  Interest                                                        $   68,251      $   50,009      $   37,501
  Income taxes                                                           130          15,193          39,400
                                                                  ----------      ----------      ----------
Non-cash charges are as follows:
  Store closure expense and provision for asset impairment        $   98,285      $   41,998      $       --
  Provision for impairment of long-term investments                       --          34,431          15,000
  Write-off of Hardee's acquisition-related assets                        --          10,989              --
  Write-off of capitalized software development cost                      --           6,553              --
  Write-off of deferred financing costs                                1,807           3,565              --
  Restructuring charges                                                   --           2,058              --
  Other, net                                                          15,811           6,007              --
                                                                  ----------      ----------      ----------
                                                                     115,903         105,601          15,000
                                                                  ==========      ==========      ==========
Non-cash investing and financing activities are as follows:
  Common stock issued in connection with Hardee's franchisee
    Acquisitions                                                  $       --      $       --      $    1,663

NOTE 23 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents summarized quarterly results:

                                                                                 QUARTER
                                                        ---------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           1ST             2ND             3RD             4TH
-----------------------------------------------         ---------       ---------       ---------       ---------
FISCAL 2001
  Total revenues                                        $ 584,328       $ 438,496       $ 407,549       $ 354,209
  Operating income (loss)                                  17,221          (7,104)        (31,827)       (111,305)
  Loss before extraordinary item                           (2,451)        (13,930)        (29,429)       (148,306)
  Net loss                                                 (2,451)        (13,930)        (29,429)       (148,306)
  Net loss per share -- basic and diluted               $   (0.05)      $   (0.28)      $   (0.58)      $   (2.94)
                                                        ---------       ---------       ---------       ---------
FISCAL 2000
  Total revenues                                        $ 595,723       $ 465,259       $ 453,623       $ 475,468
  Operating income (loss)                                  47,605          31,147          15,028         (30,725)
  Income (loss) before extraordinary item                  19,130          10,298           3,007         (61,842)
  Extraordinary item                                          290              --              --              --
  Net income (loss)                                        19,420          10,298           3,007         (61,842)
  Net income (loss) per share -- basic and diluted      $    0.37       $    0.20       $    0.06       $   (1.22)
                                                        ---------       ---------       ---------       ---------

     Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable adverse weather conditions which may affect sales volume and food costs. In addition, all quarters have 12-week accounting periods, except the first quarters of fiscal 2001 and 2000, which have 16-week accounting periods. Further, the fourth quarter of fiscal 2001 includes 12 weeks, whereas the fourth quarter of fiscal 2000 includes 13 weeks.

   Fourth Quarter Adjustments

     During the fourth quarter of fiscal 2001, the Company recorded a special pre-tax net charge of $97.0 million. The special charge, which was primarily non-cash in nature, consisted of (a) a $19.1 million store closure reserve for approximately 80 Hardee's and approximately 20 Carl's Jr. restaurants that the Company has closed or plans to close, (b) an impairment charge of $76.8 million for certain restaurants that that the Company will close or for restaurants that the Company plans to continue to operate but for which the net book value is not supported by future estimated cash flows, (c) a $3.7 million strengthening to the Carl's Jr. self insurance reserves, (d) a credit for a net $11.3 million gain on the sale of restaurants sold to franchisees and (e) a loss of $8.7 million on the sale of Taco Bueno.

     During the fourth quarter of fiscal 2000, the Company recorded a special pre-tax net charge of $80.3 million. The charge, which was primarily non-cash in nature, consisted of (a) $42.0 million for a store-closure reserve and asset impairment charge for approximately 105 Hardee's, (b) an impairment charge of $37.3 million to write-down the Company's various long-term investments in other restaurant concepts to fair market value, (c) $2.1 million of restructuring charges in connection with consolidating certain administrative functions from Rocky Mount, N.C. to Anaheim, CA, (d) writing-off $3.6 million of deferred financing costs as of result of a commitment decrease in the Company's senior credit facility, (e) $2.6 million of Y2K expenses associated with restaurant computer systems, (f) writing-off $6.6 million in charges related to software that will not be implemented, (g) an additional $1.7 million in vacation expense in connection with a change in vacation policy, (h) writing-off $0.9 million in site costs for restaurants that will not be developed (I) a gain on the sale of Carl's Jr. and Hardee's restaurants of $19.5 and (j) other miscellaneous adjustments of $3.0 million.

NOTE 24 -- COMMITMENTS AND CONTINGENT LIABILITIES

     In conjunction with the Senior Credit Facility, a letter of credit sub-facility in the amount of $75.0 million was established (see Note 11). Several letters of credit are outstanding under this facility which secure the Company's potential workers' compensation claims and general and health liability claims. The Company is required to provide a letter of credit each year based on its existing claims experience, or set aside a comparable amount of cash or investment securities in a trust account.

    The Company's standby letter of credit agreements with various banks expire as follows:

(DOLLARS IN THOUSANDS)
----------------------
July 2001                                      $   8,110
November 2001                                     20,812
December 2001                                        100
February 2002                                      9,816
March 2002                                         6,651
April 2002                                         4,300
                                               ---------
                                               $  49,789
                                               =========

     In fiscal 1996, the Company sold certain of its Carl's Jr. franchise notes receivable, with recourse, to an independent third party. In addition, the Company entered into a limited term guarantee with certain independent third parties during fiscal 1997 on behalf of a Carl's Jr. franchisee and an additional limited term guarantee in fiscal 1998 with an independent third party on behalf of its Hardee's franchisees. The Company is contingently liable for an aggregate of approximately $4.7 million under these guarantees as of January 31, 2001.

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

     The Company is from time to time the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company is also the subject of complaints or allegations from employees, former employees and franchisees from time to time. The Company believes that, based in part on advice of legal counsel, the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's financial condition or results of operations.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

           For the fiscal years ended January 31, 2001, 2000 and 1999

                                              ALLOWANCE FOR
(DOLLARS IN THOUSANDS)                      DOUBTFUL ACCOUNTS
                                            -----------------
Balance at January 31, 1998                   $     32,911
  Charges to operations                              4,192
  Deductions                                       (11,389)
  Adjustments                                       (9,689)
  Write-off from dispositions                         (471)
                                              ------------
Balance at January 31, 1999                         15,554
  Charges to operations                              1,485
  Deductions                                        (6,643)
                                              ------------
Balance at January 31, 2000                         10,396
  Charges to operations                              8,602
  Deductions                                        (2,876)
                                              ------------
Balance at January 31, 2001                   $     16,122(1)
                                              ============

------------
(1) Consists of the following:

          Allowance on notes receivable       $      7,881
          Allowance on accounts receivable           8,241
                                              ------------
          Total                               $     16,122
                                              ============


                 See accompanying independent auditors' report.

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

        10-31 Third Amended and Restated Credit Agreement, dated as of November 24,1999, by and between the Company and Paribas, as agent, and the Lenders party thereto, filed as exhibit 10.8 to the Company's form 10-Q Quarterly Report for the quarterly period ended November 1, 1999, and is hereby incorporated by reference.*

        10-32 Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of April 26, 2000, by and between the Company and Paribas, as agent, and the Lenders party thereto.*

        10-33 Green Burrito Master Franchise Agreement dated June 5, 2000 by and among the Company and Green Burrito Grill Franchise Corporation and Santa Barbara Restaurant Group, Inc. and is hereby incorporated by reference.*

        10-34 Amendment to Employment Agreement dated as of September 6, 2000 by and Between the Company and C. Thomas Thompson, and is hereby incorporated by reference.*(2)

        10-35 Amendment No. 2 to Third Amended and Restated Credit Agreement and Limited Waiver dated September 28, 2000 by and between the Company and BNP Paribas, as Agent for the Lenders, and is hereby incorporated by reference.*

        10-36 Amendment to Employment Agreement as of October 18, 2000 by and between the Company and Rory J. Murphy.(1)(2)

        10-37 Termination of Employment Agreement and Release as of December 13, 2000 by and between the Company and Rory J. Murphy.(1)(2)

        10-38 First Amendment to Master Franchise Agreement dated December 29, 2000 by and among the Company and Green Burrito Grill Franchise Corporation and Santa Barbara Restaurant Group, Inc.(1)

        10-39 Amendment to Employment Agreement as of January 3, 2001 by and between the Company and Andrew F. Puzder.(1)(2)

        10-40 Amendment No. 3 to Third Amended and Restated Credit Agreement and Limited Waiver dated January 29, 2001 by and between the Company and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch (as successor in interest to Paribas), as Agent.(1)

        10-41 Stock Purchase Agreement dated March 13, 2001 by and among the Company and JP Acquisition Fund III.(1)

        10-42 Amendment No. 4 to Third Amended and Restated Credit Agreement and Limited Waiver dated April 13, 2001 by and between the Company and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch (as successor in interest to Paribas), as Agent.(1)

        12-1   Computation of Ratios.(1)

        21-1   Subsidiaries of Registrant.(1)

        23-1   Consent of KPMG LLP independent auditors.(1)

* Schedules omitted. The Registrant shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

(1)  Filed herewith.

(2) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.