Form 10-Q
period 2001-05-21
CKE RESTAURANTS INC
filed 2001-07-03
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended    May 21, 2001
                                   ------------------

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

        50,501,421 shares of Common Stock, par value $.01 per share, were outstanding as of June 25, 2001

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                      Page
                                                                                      ----
Part I.  Financial Information

     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets as of May 21, 2001 and January 31, 2001......  2

             Consolidated Statements of Operations for the sixteen weeks ended
               May 21, 2001 and May 22, 2000..........................................  3

             Consolidated Statements of Cash Flows for the sixteen weeks ended
               May 21, 2001 and May 22, 2000..........................................  4

             Notes to Consolidated Financial Statements...............................  5

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................................  9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk............... 15

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K......................................... 16

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                               May 21,       January 31,
                                                                2001             2001
                                                            -----------      -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                               $    25,461      $    16,860
    Accounts receivable, net                                     48,931           73,956
    Related party receivables                                     3,219            2,505
    Inventories                                                  18,887           17,694
    Prepaid expenses                                              9,761           10,212
    Other current assets                                          2,451            2,534
    Property held for sale                                       61,224           66,912
                                                            -----------      -----------
        Total current assets                                    169,934          190,673

Property and equipment, net                                     659,605          700,698
Property under capital leases, net                               70,951           73,617
Long-term investments                                             3,457            3,461
Notes receivable                                                 12,248           14,098
Costs in excess of net assets acquired, net                     201,361          203,900
Other assets                                                     21,175           27,582
                                                            -----------      -----------
                                                            $ 1,138,731      $ 1,214,029
                                                            ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                       $   120,316      $    67,332
    Current portion of capital lease obligations                 10,012            9,845
    Accounts payable                                             49,427           53,759
    Other current liabilities                                    90,908           83,045
                                                            -----------      -----------
        Total current liabilities                               270,663          213,981

Long-term debt                                                    5,160          106,760
Senior subordinated notes                                       200,000          200,000
Convertible subordinated notes                                  159,225          159,225
Capital lease obligations                                        78,054           81,173
Other long-term liabilities                                     113,214          103,333
                                                            -----------      -----------
    Total liabilities                                           826,316          864,472
                                                            -----------      -----------

Stockholders' equity:
    Preferred stock, $.01 par value; authorized
        5,000,000 shares; none issued or outstanding                 --               --
    Common stock, $.01 par value; authorized
        100,000,000 shares; issued and outstanding
        52,086,421 shares                                           521              521
    Additional paid-in capital                                  383,016          383,016
    Retained earnings                                           (60,716)         (23,574)
    Treasury stock, at cost, 1,585,000 shares                   (10,406)         (10,406)
                                                            -----------      -----------
        Total stockholders' equity                              312,415          349,557
                                                            -----------      -----------
                                                            $ 1,138,731      $ 1,214,029
                                                            ===========      ===========

See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                              Sixteen Weeks Ended
                                                            ------------------------
                                                             May 21,        May 22,
                                                              2001           2000
                                                            ---------      ---------
Revenues:
    Company-operated restaurants                            $ 395,115      $ 527,373
    Franchised and licensed restaurants and other              76,375         56,955
                                                            ---------      ---------
        Total revenues                                        471,490        584,328
                                                            ---------      ---------

Operating costs and expenses:
    Restaurant operations:
        Food and packaging                                    118,854        162,517
        Payroll and other employee benefits                   128,418        165,563
        Occupancy and other operating expenses                 91,294        116,843
                                                            ---------      ---------
                                                              338,566        444,923

    Franchised and licensed restaurants and other              59,482         43,752
    Advertising expenses                                       24,709         33,673
    General and administrative expenses                        35,279         45,677
    Facility action charges (gains), net                       28,220           (918)
                                                            ---------      ---------

        Total operating costs and expenses                    486,256        567,107
                                                            ---------      ---------

Operating income (loss)                                       (14,766)        17,221

Interest expense                                              (22,545)       (20,695)
Other income (expense), net                                     1,079           (487)
                                                            ---------      ---------

Loss before income taxes                                      (36,232)        (3,961)
Income tax expense (benefit)                                      910         (1,510)
                                                            ---------      ---------

Net loss                                                    $ (37,142)     $  (2,451)
                                                            =========      =========

Basic and diluted loss per share                            $   (0.74)     $   (0.05)
                                                            =========      =========

Weighted average shares outstanding - basic and diluted        50,501         50,501
                                                            =========      =========

See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Sixteen Weeks Ended
                                                                       -----------------------
                                                                        May 21,       May 22,
                                                                         2001           2000
                                                                       ---------     ---------
Net cash flow from operating activities:
   Net loss                                                            $(37,142)     $  (2,451)
   Adjustments to reconcile net loss to net cash provided
      by operating activities, excluding the effect of
      acquisitions and dispositions:
      Depreciation and amortization                                      28,002         35,827
      Provision for losses on accounts and notes receivable               1,070             --
      Gain on sale of property and equipment and capital leases          (1,389)           387
      Facility action charges (gains), net                               28,220           (918)
      Gain on noncurrent asset and liability transactions                (1,867)          (374)
      Net change in receivables, inventories, prepaid expenses
         and other current assets                                        23,124         (2,649)
      Net change in accounts payable and other current liabilities       (3,343)          (103)
                                                                       --------      ---------
        Net cash provided by operating activities                        36,675         29,719
                                                                       --------      ---------

Cash flow from investing activities:

   Purchases of:
      Property and equipment                                             (5,531)       (31,022)
      Long term investments                                                  --         (2,250)

   Proceeds from sale of:
      Property and equipment                                             28,008          5,611
      Long term investments                                               1,871             --
   Increases in notes receivable and related party receivables             (120)        (6,614)
   Collections on and sale of notes receivable, related party
      receivables and leases receivable                                   1,627          6,356
   Net change in other assets                                               501             77
                                                                       --------      ---------
        Net cash provided by (used in) investing activities              26,356        (27,842)
                                                                       --------      ---------

Cash flow from financing activities:
   Net change in bank overdraft                                           2,268        (21,839)
   Long-term borrowings                                                  39,539        104,000
   Repayments of long-term debt                                         (88,155)       (88,206)
   Repayments of capital lease obligations                               (3,151)        (3,217)
   Payment of deferred financing costs                                   (1,113)          (904)
   Net change in other long-term liabilities                             (3,818)        (8,618)
   Payment of dividends                                                      --         (2,084)
                                                                       --------      ---------
        Net cash used in financing activities                           (54,430)       (20,868)
                                                                       --------      ---------

           Net increase (decrease) in cash and cash equivalents           8,601        (18,991)
           Cash and cash equivalents at beginning of period              16,860         36,505
                                                                       --------      ---------
           Cash and cash equivalents at end of period                  $ 25,461      $  17,514
                                                                       ========      =========

Supplemental disclosures of cash flow information:
   Cash paid during period for:
      Interest                                                         $ 21,996      $  26,417
      Income taxes                                                           --      $     139

See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 21, 2001


NOTE (1) BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of CKE Restaurants, Inc. and its consolidated wholly-owned subsidiaries (the "Company" or "CKE") and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company's 2001 Annual Report to Stockholders. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year or for any other future periods. Certain reclassifications have been made to the fiscal 2001 consolidated financial statements to conform to the fiscal 2002 presentation.

NOTE (2) LONG-TERM DEBT

        The Company's senior credit facility, as amended, consists of a $400.0 million revolving credit facility and includes a $75.0 million letter of credit sub-facility and has a maturity date of February 2002. The facility has since been reduced, pursuant to asset sales, to approximately $216.0 million as of May 21, 2001. As of June 30, 2001, the Company can only borrow at a rate of interest equal to the prime rate plus the applicable margin on all outstanding borrowings. As a result of the changing of the maturity date of the facility to February 2002, the total amount outstanding under the senior credit facility of $120.0 million as of May 21, 2001 has been classified as a current liability on the consolidated balance sheet.

NOTE (3) FACILITY ACTION CHARGES (GAINS)

        As described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements for the fiscal year ended January 31, 2001, the Company reviews the performance of company-operated restaurants for the likelihood of future profitability. During the first quarter of fiscal 2002, the Company decided to close certain under-performing restaurants that management believes are in locations where the population or demographics have changed so significantly that there is minimal opportunity for improvement. The Company provides store closure reserves for these assets under the criteria described in Note 1 of Notes to Consolidated Financial Statements for the fiscal year ended January 31, 2001. Additionally, during the first quarter of fiscal 2002, the Company identified seven restaurants that it believed it should continue operating, but whose cash flow from operations did not support their related net asset value and, accordingly, an impairment provision was recorded. The Company estimates the impairment provision for these assets under the criteria described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements for the fiscal year ending January 31, 2001.

        In late fiscal 2000, the Company embarked on a refranchising initiative to move to a well-balanced system of nationwide restaurant concepts that are primarily franchisee-operated and to reduce outstanding borrowings on its senior credit facility. As a result, the Company has sold several restaurants to new and existing franchisees.

        The results of these strategies have caused the following transactions to be recorded in the financial statements as facility action charges (gains):

        o   gains (losses) on the sale of restaurants;

        o   store closure costs; and

        o impairment of long-lived assets for restaurants the Company intends to continue to operate and restaurants the Company intends to close beyond the quarter in which the closure decision is made.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 21, 2001


(Continued)

        The components of these actions for the first quarter of fiscal 2002 and 2001 were as follows:

                                                              Sixteen Weeks Ended
                                                              --------------------
                                                               May 21,     May 22,
(Dollars in thousands)                                          2001        2000
                                                              --------     -------
Hardee's
   Store closure reserves                                     $ 16,705      $  --
   Impairment on stores to be closed or sold                     5,494         --
   Impairment on stores that will continue to be operated           --         --
   Losses (gains) on sales of restaurants, net                   2,099       (362)
                                                              --------      -----
                                                                24,298       (362)
                                                              --------      -----
Carl's Jr.
   Store closure reserves                                          589         --
   Impairment on stores to be closed sold                        2,236         --
   Impairment on stores that will continue to be operated           --         --
   Gains on sales of restaurants, net                           (3,403)      (556)
                                                              --------      -----
                                                                  (578)      (556)
                                                              --------      -----
Other (Taco Bueno)
   Store closure reserves                                           --         --
   Impairment on stores to be closed or sold                        --         --
   Impairment on stores that will continue to be operated           --         --
   Losses on sales of restaurants, net                           4,500         --
                                                              --------      -----
                                                                 4,500         --
                                                              --------      -----
Total
   Store closure reserves                                       17,294         --
   Impairment on stores to be closed or sold                     7,730         --
   Impairment on stores that will continue to be operated           --         --
   Losses (gains) on sales of restaurants, net                   3,196       (918)
                                                              --------      -----
                                                              $ 28,220      $(918)
                                                              ========      =====

        Impairment charges were made against the following accounts:

                                                               Sixteen Weeks Ended
                                                              ---------------------
                                                               May 21,      May 22,
(Dollars in thousands)                                          2001         2000
                                                              --------      -------
Fixed assets:
   Hardee's                                                   $  3,730      $  --
   Carl's Jr.                                                    2,236         --
   Other                                                            --         --
                                                              --------      -----
                                                                 5,966         --
                                                              --------      -----
Cost in excess of net assets acquired, net
   Hardee's                                                      1,764         --
   Carl's Jr.                                                       --         --
   Other                                                            --         --
                                                              --------      -----
                                                                 1,764         --
                                                              --------      -----
Total
   Hardee's                                                      5,494         --
   Carl's Jr.                                                    2,236         --
   Other                                                            --         --
                                                              --------      -----
                                                              $  7,730      $  --
                                                              ========      =====

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 21, 2001


(Continued)

The following table is a rollforward of the activity in the store closure reserve. The Company believes that the remaining carrying amounts are adequate to complete its disposal actions.

        Balance at January 31, 2001                    $ 58,187
            New decisions                                17,294
            Usage                                        (3,277)
            Other                                         1,090
                                                       --------
        Balance at May 21, 2001                          73,294
        Less: Current portion                            12,623
                                                       --------
        Long-term portion                              $ 60,671
                                                       ========

NOTE (4) LOSS PER SHARE

        The Company presents "basic" loss per share which represents net loss divided by the weighted average shares outstanding, excluding all potentially dilutive common shares and "diluted" loss per share reflecting the dilutive effect of all potentially dilutive common shares. The following table illustrates the computation of basic and diluted loss per share:

                                                      (In thousands except
                                                       per share amounts)
                                                       Sixteen Weeks Ended
                                                    -------------------------
                                                     May 21,          May 22,
                                                      2001             2000
                                                    --------         --------
    Basic and Diluted Loss Per Share

    Net loss                                        $(37,142)        $ (2,451)
                                                    ========         ========

    Weighted average number of common shares
        outstanding during the period                 50,501           50,501
                                                    ========         ========

    Loss per share - basic and diluted              $  (0.74)        $  (0.05)
                                                    ========         ========

        For the 16-week periods ended May 21, 2001 and May 22, 2000, 7.3 million shares and 6.9 million shares, respectively, relating to the possible exercise of outstanding stock options and 3.6 million shares issuable upon conversion of convertible subordinated notes were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

NOTE (5) SEGMENT INFORMATION

        The Company is engaged principally in developing, operating and franchising its Carl's Jr. and Hardee's quick-service restaurants, each of which are considered strategic businesses that are managed and evaluated separately. Additionally, during the first quarter of fiscal 2002, the Company operated one chain that was held for sale, Taco Bueno (see Note 6). The activity of the Taco Bueno chain is included in the "other" segment. The Company considers its Carl's Jr., Hardee's and Taco Bueno chains to each be a reportable segment. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are attributed to each segment based on management's analysis of the resources applied to each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements for the fiscal year ending January 31, 2001.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 21, 2001


(Continued)

        Summarized financial information concerning the Company's reportable segments is shown in the following table. The "other" column includes corporate related items, results of insignificant operations and, as it relates to segment operating income or loss, income and expense not allocated to reportable segments.

   Sixteen Weeks Ended
                                              CARL'S JR.     HARDEE'S         OTHER            TOTAL
                                              ----------     ---------       --------       -----------
    MAY 21, 2001:
    Revenues                                   $215,681      $ 220,684       $ 35,125       $   471,490
    Segment operating income (loss)              19,004        (26,140)        (7,630)          (14,766)
    Total assets                                324,906        741,225         72,600         1,138,731
    Capital expenditures                          2,043          2,563            925             5,531
    Depreciation and amortization                 6,774         14,096          7,132            28,002

    MAY 22, 2000:
    Revenues                                   $224,715      $ 325,681       $ 33,932       $   584,328
    Segment operating income (loss)              17,748          1,052         (1,579)           17,221
    Total assets (as of January 31, 2001)       356,266        773,103         84,660         1,214,029
    Capital expenditures                         14,314          9,637          7,071            31,022
    Depreciation and amortization                 8,552         22,206          5,069            35,827

NOTE (6) SUBSEQUENT EVENT

        Subsequent to the end of the first quarter of fiscal 2002, the Company completed the sale of its Taco Bueno concept for net proceeds of approximately $61.2 million. An additional loss of $4.5 million was recorded in facility action charges in the first quarter as a result of this final disposition. The net proceeds from this sale were used to reduce indebtedness under the Company's senior credit facility. The Taco Bueno concept had revenue of $31.2 million and $30.3 million, respectively, and operating income of $2.5 million and $2.1 million, respectively, for the 16-week periods ended May 21, 2001 and May 22, 2000.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 21, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following table is presented to facilitate Management's Discussion and Analysis of the first quarter results:


(Dollars in thousands, except average check data)                                First Quarter FY 2002
                                                               ----------------------------------------------------------
                                                               Carl's Jr.        Hardee's          Other          Total
                                                               ---------        ---------        --------       ---------
    Number of restaurants (end of period):
       Company-operated                                              471              836             146           1,453
       Franchised domestic                                           462            1,593               0           2,055
       Licensed international                                         36              137               0             173
                                                               ---------        ---------        --------       ---------
          Total                                                      969            2,566             146           3,681
                                                               =========        =========        ========       =========

    Company-operated sales                                     $ 161,985        $ 198,005        $ 35,125       $ 395,115
                                                               =========        =========        ========       =========
    Company-operated average unit volumes
         (trailing 13-periods)                                 $   1,079        $     712
                                                               =========        =========

    Average check                                              $    4.83        $    3.60
                                                               =========        =========
    Company-operated same-store sales increase (decrease)
                                                                     0.7%            (4.2)%

    Operating costs (as a % of company-operated sales)
       Food and paper                                              28.96%           31.23%
       Payroll and other employee benefits                         28.65            35.65
       Occupancy and other operating costs                         22.36            24.53
    Gross margin                                                   20.04%            8.58%

    Franchising income                                         $   6,291        $  10,602
                                                               =========        =========

    Operating income (loss) excluding facility
        action charges                                         $  18,426        $  (1,842)       $ (3,130)      $  13,454
    Facility action charges                                         (578)          24,298           4,500          28,220
                                                               ---------        ---------        --------       ---------
    Operating income (loss)                                    $  19,004        $ (26,140)       $ (7,630)      $ (14,766)
                                                               =========        =========        ========       =========

    EBITDA excluding facility action charges                   $  25,417        $  12,783        $    446       $  38,646
    Facility action charges                                         (578)          24,298           4,500          28,220
                                                               ---------        ---------        --------       ---------
    EBITDA                                                     $  25,995        $ (11,515)       $ (4,054)      $  10,426
                                                               =========        =========        ========       =========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 21, 2001


(Continued)

(Dollars in thousands, except average check data)                                 First Quarter FY 2001
                                                               ----------------------------------------------------------
                                                               Carl's Jr.        Hardee's         Other           Total
                                                               ---------        ---------        --------       ---------
    Number of restaurants (end of period):
       Company-operated                                              570            1,339             145           2,054
       Franchised domestic                                           353            1,314               0           1,667
       Licensed international                                         24              121               0             145
                                                               ---------        ---------        --------       ---------
          Total                                                      947            2,774             145           3,866
                                                               =========        =========        ========       =========
    Company-operated sales                                     $ 189,376        $ 304,065        $ 33,932       $ 527,373
                                                               =========        =========        ========       =========
    Company-operated average unit volumes
        (trailing 13-periods)                                  $   1,089        $     755
                                                               =========        =========
    Average check                                              $    4.59        $    3.50
                                                               =========        =========
    Company-operated same-store sales increase (decrease)
                                                                     3.6%            (6.2)%

    Operating costs (as a % of company-operated sales)
       Food and paper                                              29.49%           31.82%
       Payroll and other employee benefits                         27.32            33.89
       Occupancy and other operating costs                         21.31            23.18
    Gross margin                                                   21.87%           11.12%

    Franchising income                                         $   2,679        $  10,524
                                                               =========        =========

    Operating income (loss) excluding facility
       action charges                                          $  17,192        $     690        $ (1,579)      $  16,303
    Facility action charges (gains), net                            (556)            (362)              0            (918)
                                                               ---------        ---------        --------       ---------
    Operating income (loss)                                    $  17,748        $   1,052        $ (1,579)      $  17,221
                                                               =========        =========        ========       =========

    EBITDA excluding facility action charges                   $  25,544        $  22,628        $  3,471       $  51,643
    Facility action charges (gains), net                            (556)            (362)              0            (918)
                                                               ---------        ---------        --------       ---------
    EBITDA                                                     $  26,100        $  22,990        $  3,471       $  52,561
                                                               =========        =========        ========       =========

Overview and Safe Harbor Disclosure

        Consolidated net loss for the 16-week period ended May 21, 2001 increased to $37.1 million or $(0.74) per share on a fully diluted basis, as compared to $2.5 million, or $(0.05) per share on a fully diluted basis, for the prior-year period. The increase in the net loss was due mainly to facility action charges during the current year of $28.2 million, as well as a charge of $3.9 million recorded as interest expense reflecting the write-off of deferred loan costs as a result of the modification of the senior credit facility in the current quarter (see "Repositioning Charges" below).

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 21, 2001


(Continued)

        Matters discussed in this Quarterly Report on Form 10-Q contain certain forward-looking statements that are based on management's beliefs and assumptions derived from information currently known to the Company's management. Forward-looking statements may include, but are not limited to, descriptions of plans or objectives of the Company's management for future or past operations, products or services, earnings or other measures of economic performance including statements of profitability of business segments and subsidiaries, estimates of recoverability of long-lived assets, current bank relationships, and current repositioning activities including anticipated store closures. Such statements reflect the view of the Company's management with respect to future events and are subject to risks and uncertainties, such as changes in the fast food industry and changes to the Company's plans, objectives, expectations and intentions. The Company has also experienced an increase in utility costs and rolling blackouts in some areas. There is a possibility that these blackouts may spread to other areas and could materially impact the Company's business. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Company's actual results could differ materially from those discussed in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences are effectiveness of operating initiatives and advertising and promotional efforts, changes in economic conditions, the impact of competitive products and pricing, changes in the Company's suppliers' ability to provide quality and timely products to the Company, the operational success of our franchisees, availability of financing for the Company and its franchisees and other factors as discussed in the Company's filings with the Securities and Exchange Commission.

Carl's Jr.

        During the first quarter, we opened two new Carl's Jr. restaurants, acquired one from a franchisee, sold three to franchisees and closed 20, primarily in Oklahoma. Carl's Jr. franchisees and licensees opened 10 new restaurants, sold one to us and acquired three from us. As of May 21, 2001, the Carl's Jr. system consisted of 471 company-operated restaurants, 462 franchised restaurants and 36 international restaurants, for a system total of 969 Carl's Jr. restaurants.

        Revenues from company-operated Carl's Jr. restaurants decreased $27.4 million, or 14.5%, to $162.0 million for the 16-week period ended May 21, 2001, as compared to the prior year comparable period. The decrease in revenues is due primarily to the sale of company-operated restaurants to franchisees, as well as the closure of company-operated restaurants. See the table above for the number of company-operated restaurants at the end of the first quarter of each year. While revenues from company-operated restaurants are down, franchising income has more than doubled in the current year for Carl's Jr. This is attributable primarily to an increase in the number of franchisee-operated restaurants. Same-store sales for company-operated Carl's Jr. restaurants increased 0.7% in the current quarter and Carl's Jr. company-operated restaurant average unit volumes were $1,079,000 for the trailing thirteen periods ended May 21, 2001, and the average check was $4.83 as compared to $4.59 in the comparable period of the prior year.

        Restaurant-level margins for our company-operated Carl's Jr. restaurants decreased 1.9% from 21.9% in the prior-year period to 20.0% in the current quarter, as a percentage of company-operated restaurant revenues. Of this decrease, payroll and other employee benefits contributed 1.3% and occupancy and other operating expenses contributed 1.1%. These were partially offset by a favorable variance from the prior year quarter of 0.5% in food and packaging costs. The increase in payroll and other employee benefits from 27.3% as a percentage of company-operated restaurants revenues in the prior year quarter to 28.7% in the current year quarter is due mainly to continued competitive pressures in attracting qualified labor, which is consistent with several other concepts in the quick service restaurant segment, as well as a conscious decision to continue to increase labor in our restaurants in an effort to maintain quality guest service. Occupancy and other operating expenses increased 1.1% as a percentage of company-operated restaurant revenues from 21.3% to 22.4%. This increase is due primarily to an increase in the cost of natural gas at the restaurants (1.0%), as well as a slight increase in our general liability insurance as a result of a slightly higher cost per incident (0.3%). The decrease in food and packaging costs of 0.5%, from 29.5% in the prior year to 29.0% in the current year is largely the result of less emphasis on discounting programs.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 21, 2001


(Continued)

Hardee's

        During the first quarter, Hardee's franchisees and licensees opened 12 new restaurants and remodeled 10 to the Star Hardee's format. During the quarter, we also remodeled three Hardee's restaurants to the Star Hardee's format and 84 company-operated restaurants and 19 franchise-operated restaurants were closed during the quarter. As of May 21, 2001, the Hardee's system consisted of 836 company-operated restaurants, 1,593 franchised restaurants and 137 international restaurants, for a system total of 2,566 Hardee's restaurants.

        Revenues from company-operated Hardee's restaurants decreased $106.1 million, or 34.9%, to $198.0 million for the 16-week period ended May 21, 2001, as compared to the prior year comparable period. The decrease in revenues is due primarily to the sale of company-operated restaurants to franchisees, the closure of company-operated restaurants and continued same-store sales declines. See the table above for the number of company-operated restaurants at the end of the first quarter of each year. While revenues from company-operated restaurants are down, franchising income is up slightly at Hardee's. This is attributable primarily to an increase in the number of franchisee-operated restaurants offset by a decrease in income at Hardee's Equipment Division, as a result of a slowdown in franchisee remodel activity. Same-store sales for company-operated Hardee's restaurants decreased 4.2 % in the current quarter. This is compared to a 6.2% decline in the prior year and a 10.9% decline in the fourth quarter of the last fiscal year. Hardee's company-operated restaurant average unit volumes were $712,000 for the trailing thirteen periods ended May 21, 2001, and the average check was $3.60 as compared to $3.50 for the comparable period last year.

        Restaurant-level margins for company-operated Hardee's restaurants decreased 2.5% from 11.1% in the prior-year period to 8.6% in the current quarter, as a percentage of company-operated restaurant revenues. Of this decrease, payroll and other employee benefits contributed 1.8% and occupancy and other operating expenses contributed 1.3%. These were partially offset by a favorable variance from the prior year quarter of 0.6% in food and packaging costs. The increase in payroll and other employee benefits from 33.9% as a percentage of company-operated restaurants revenues in the prior year quarter to 35.7% in the current year quarter is due mainly to continued competitive pressures in attracting qualified labor, which is consistent with several other concepts in the hamburger quick service restaurant segment, as well as a conscious decision to continue to increase labor in our restaurants in an effort to maintain quality guest service. Occupancy and other operating expenses increased 1.3% as a percentage of company-operated restaurant revenues from 23.2% to 24.5%. This increase is due primarily to an increase in the cost of natural gas at the restaurants (1.6%). The decrease in food and packaging costs of 0.6%, from 31.8% in the prior year to 31.2% in the current year is largely the result of the less emphasis on discounting programs.

Repositioning Charges

        During the first quarter of fiscal 2002, we recorded charges of $32.1 million. These charges consisted of (a) facility action charges of $28.2 million consisting of an additional write-down of $4.5 million of the net assets of Taco Bueno arising from the final disposition of the concept, a store closure reserve of $17.3 million for approximately 63 Hardee's and five Carl's Jr. restaurants that we have closed or plan to close, an impairment charge of $7.7 million, of which half is for restaurants that we will close and the remainder is for restaurants we plan to continue to operate, but for which the net book value is not supported by current estimated future cash flows, partially offset by net gains on restaurants sold during the quarter of $1.3 million, and (b) a charge of $3.9 million recorded as interest expense reflecting the write-off of deferred loan costs as a result of our senior credit facility being modified this quarter. In the prior year comparable quarter, we recorded $918,000 relating to net gains on restaurants sold during the quarter.

Other Consolidated Expenses

        Advertising expenses decreased $9.0 million, or 26.6%, to $24.7 million for the 16-week period ended May 21, 2001, as compared to the comparable period in the prior year. However, as a percentage of total revenues, advertising expenses have remained relatively constant in the current year quarter as compared to the prior year quarter.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 21, 2001


(Continued)

        General and administrative expenses decreased $10.4 million, or 22.8%, to $35.3 million for the 16-week period ended May 21, 2001, as compared to the 16-week period ended May 22, 2000. This represents a decrease of 0.3% as a percentage of total revenues. This decrease is attributable not only to a decrease in headcount, but also to other discretionary expenses such as contracted labor and professional services. This decline from the prior year is consistent with the trend that our general and administrative expenses be commensurate with our mix of company-operated and franchisee-operated restaurants.

        Interest expense for the quarter increased $1.9 million, or 8.9%, when compared to the comparable prior year period. This increase is the result of the $3.9 million charge noted above for the write-off of deferred loan costs as a result of our senior credit facility being modified this quarter, offset by a decrease in interest expense on our senior credit facility as a result of lower outstanding borrowings during the current year quarter. Although the applicable margin used to determine our interest payable on the senior credit facility has increased as a result of amendments to the facility, the outstanding balance has decreased from almost $300 million just one year ago to $120 million at May 21, 2001.

        Other income (expense) increased during the quarter ended May 21, 2001, primarily due to gains recorded as a result of the sale of our shares of Checkers Drive-In Restaurants, Inc.

        During the first three quarters of fiscal 2001, we recorded a deferred tax asset for the tax benefit of operating losses which served to reduce the net loss reflected in the statement of operations. Commencing with the fourth quarter of last fiscal year, we ceased to record a deferred tax asset because of our recurring operating losses. As such, the current quarter's statement of operations does not reflect a tax benefit from the operating loss, as was the case in the comparable period of the prior fiscal year.

FINANCIAL CONDITION AND LIQUIDITY

        Cash and cash equivalents increased $8.6 million to $25.5 million in the 16-week period ended May 21, 2001. During the quarter, we generated cash flows from operations of $36.7 million, as compared to $29.7 million in the corresponding period of the prior fiscal year. This increase was due mainly to changes in our working capital during the quarter, primarily the receipt of an income tax refund of approximately $20 million during the current quarter. Earnings were insufficient to cover fixed charges by $36.2 million and $4.0 million for the 16-week periods ended May 21, 2001 and May 22, 2000, respectively. Excluding the effect of the repositioning charges discussed above, earnings would be insufficient to cover fixed charges by $4.1 million and $4.9 million for the 16-week periods ended May 21, 2001 and May 22, 2000, respectively. Investing activities generated $26.4 million, primarily as a result of proceeds from the sale of company-operated restaurants and other surplus properties. Financing activities used $54.4 million, most of which was for net repayments on our senior credit facility during the quarter.

        Under our senior credit facility, borrowings may be used for working capital and other general corporate purposes, including permitted investments and acquisitions. We are required to repay borrowings under the senior credit facility with the proceeds from (i) certain asset sales, (ii) the issuance of certain equity securities, and (iii) the issuance of additional indebtedness. Of the various options we have regarding interest rates, we have selected LIBOR plus a margin (8.31% at May 21, 2001), with future margin adjustments dependent on certain financial ratios from time to time. However, as of June 30, 2001, the Company can only borrow at a rate of interest equal to the prime rate plus the applicable margin on all outstanding borrowings.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 21, 2001


(Continued)

        Our senior credit facility contains restrictions on our ability to incur additional indebtedness, repurchase stock or subordinated debt, pay dividends and incur liens on our assets, subject to specified exceptions and requirements that we satisfy specified financial tests as a precondition to acquisition of other businesses. We have since amended our senior credit facility, effective January 31, 2000, August 14, 2000, January 29, 2001 and April 13, 2001, to amend certain of the covenants contained therein. The amended senior credit facility provides that the revolving commitments thereunder shall be reduced by the entire net proceeds from the sale of any of our restaurants. The senior credit facility, as amended, also prohibits us from purchasing shares of our common stock, repurchasing any of our senior subordinated notes or convertible notes, from prepaying subordinated indebtedness and from paying cash dividends.

        In addition, capital expenditure limits were reduced and construction of new restaurants is limited to construction already begun or committed to begin and we are required to comply with minimum EBITDA requirements.

        As a result of the amendments, the final maturity date of the senior credit facility was changed to February 1, 2002, and the interest rate payable on outstanding borrowings was increased. As of June 30, 2001, we can only borrow at a rate of interest equal to the prime rate plus the applicable margin on all outstanding borrowings. We believe that the impact of this increase in pricing will be significantly offset by a decrease in outstanding borrowings.

        Also as a result of not achieving certain asset sale requirements, we have agreed to provide our lenders with specific collateral of our subsidiaries, consisting primarily of mortgages on a portion of our real properties, as well as the stock of our subsidiaries, which was already held as collateral.

        In the event the senior credit facility is declared accelerated, our 9-1/8% senior subordinated notes due 2009 and our 4.25% convertible subordinated notes due 2004 may also become accelerated under certain circumstances and after all cure periods have expired. As a result of the shortening of the maturity date, the total amount outstanding under the senior credit facility of $120.0 million as of May 21, 2001 has been classified as a current liability on the consolidated balance sheet.

        Subsequent to the end of the first quarter, we completed the sale of our Taco Bueno concept to an affiliate of Jacobson Partners. The net proceeds from the sale of $61.2 million were used to repay indebtedness under our senior credit facility.

        The availability of capital sources will depend upon prevailing market conditions, interest rates and our then-existing financial position. We believe that cash generated from our various restaurant concept operations, the sale of company-operated restaurants to new and existing franchisees and the sale of existing surplus properties along with cash and cash equivalents on hand as of May 21, 2001, and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the foreseeable future. As of May 21, 2001, we had $45.7 million of borrowings available to us under our senior credit facility.

        The Company is currently actively pursuing strategies to refinance its senior credit facility as quickly as possible that may include mortgaging many of its owned and ground leased properties. There can be no assurance that this refinancing or any other will be completed.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 21, 2001


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our principal exposure to financial market risks is the impact that interest rate changes could have on our $400.0 million senior credit facility (since reduced to $216.3 million pursuant to asset sales), of which $120.0 million remained outstanding as of May 21, 2001. Borrowings under our senior credit facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 8.6% in fiscal 2002). A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $1.2 million in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility and assumes no change in the volume, index or composition of debt at May 21, 2001. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            12-1      Computation of Ratios

        (b) Current Reports on Form 8-K:

            The Company filed a Current Report on Form 8-K on March 20, 2001, announcing that it had reached a definitive agreement to sell its Taco Bueno subsidiary to an affiliate of Jacobson Partners.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CKE RESTAURANTS, INC.
                                              ---------------------
                                                  (Registrant)


July 3, 2001                                  /s/  Dennis J. Lacey
------------                                  ----------------------------------
   Date                                            Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit #     Description
---------     -----------
 12-1         Computation of Ratios