Form 10-Q
period 2001-08-13
CKE RESTAURANTS INC
filed 2001-09-27
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  August 13, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         for the transition period from______________ to______________

                         Commission file number 1-11313

                              CKE RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   33-0602639
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

3916 State Street, Ste. 300, Santa Barbara, CA                93105
  (Address of Principal Executive Offices)                  (Zip Code)


Registrant's telephone number, including area code (805) 898-6000

                   401 W. Carl Karcher Way, Anaheim, CA 92801
      Former Name, Former Address and Former Fiscal Year, if changed since last report.

        Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of September 14, 2001, 50,530,062 shares of the Registrant's Common Stock were outstanding.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                        Page
                                                                                        ----
Part I.  Financial Information

   Item 1.  Consolidated Financial Statements:

      Consolidated Balance Sheets as of August 13, 2001 and January 31, 2001..........    2

      Consolidated Statements of Operations for the twelve and twenty-eight weeks
          ended August 13, 2001 and August 14, 2000...................................    3

      Consolidated Statements of Cash Flows for the twenty-eight weeks ended
          August 13, 2001 and August 14, 2000.........................................    4

      Notes to Consolidated Financial Statements......................................    5

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................................   11

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............   22


Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders.......................   23

   Item 6.  Exhibits and Reports on Form 8-K..........................................   24

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            (Unaudited)
                                                          August 13, 2001        January 31, 2001
                                                          ---------------        ----------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                               $    27,049             $    16,860
    Accounts receivable, net                                     35,655                  73,956
    Related party receivables                                     3,268                   2,505
    Inventories                                                  19,721                  17,694
    Prepaid expenses                                              8,213                  10,212
    Other current assets                                          2,080                   2,534
    Property held for sale                                           --                  66,912
                                                            -----------             -----------
             Total current assets                                95,986                 190,673


    Property and equipment, net                                 564,446                 656,214
    Property under capital  leases, net                          68,961                  73,617
    Long-term investments                                         3,448                   3,461
    Notes receivable                                             12,132                  14,098
    Costs in excess of assets acquired, net                     192,516                 203,900
    Other assets                                                 45,481                  65,574
                                                            -----------             -----------
             Total assets                                   $   982,970             $ 1,207,537
                                                            ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt and bank
      indebtedness                                          $    19,808             $    67,332
    Current portion of capital lease obligations                 10,158                   9,845
    Accounts payable                                             41,605                  53,759
    Other current liabilities                                   103,735                  83,045
                                                            -----------             -----------
             Total current liabilities                          175,306                 213,981
                                                            -----------             -----------

    Long-term debt and bank indebtedness                          5,032                 106,760
    Senior subordinated notes                                   200,000                 200,000
    Convertible subordinated notes                              159,225                 159,225
    Capital lease obligations                                    75,514                  81,173
    Other long-term liabilities                                  92,154                  96,841
                                                            -----------             -----------
             Total liabilities                                  707,231                 857,980
                                                            -----------             -----------

Stockholders' equity:
    Preferred stock, $.01 par value; authorized
        5,000,000 shares; none issued or outstanding                 --                      --
Common stock, $.01 par value; authorized
        100,000,000 shares; issued and
        outstanding 52,113,425 shares and
        52,086,421 shares                                           521                     521
Additional paid-in capital                                      383,116                 383,016
Accumulated deficit                                             (97,492)                (23,574)
Treasury stock at cost, 1,585,000 shares                        (10,406)                (10,406)
                                                            -----------             -----------

           Total stockholders' equity                           275,739                 349,557
                                                            -----------             -----------

                                                            $   982,970             $ 1,207,537
                                                            ===========             ===========

See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                        Twelve Weeks Ended                Twenty-eight Weeks Ended
                                                   ---------------------------         -----------------------------
                                                   August 13,        August 14,        August 13,        August 14,
                                                     2001              2000              2001                2000
                                                   ---------         ---------         ---------         -----------
Revenues:
    Company-operated restaurants                   $ 277,217         $ 386,851         $ 672,331         $   914,225
    Franchised and licensed
      restaurants and other                           63,505            51,645           139,880             108,601
                                                   ---------         ---------         ---------         -----------
        Total revenues                               340,722           438,496           812,211           1,022,826
                                                   ---------         ---------         ---------         -----------

Operating costs and expenses:
    Restaurant operations:
        Food and packaging                            85,908           120,825           204,763             283,343
        Payroll and other employee benefits           92,738           123,699           221,156             289,262
        Occupancy and other
          operating expenses                          61,666            91,060           152,960             207,903
                                                   ---------         ---------         ---------         -----------
                                                     240,312           335,584           578,879             780,508

    Franchised and licensed
      restaurants and other                           48,933            35,816           108,415              79,568
    Advertising expenses                              18,616            23,362            43,325              57,035
    General and administrative expenses               24,401            32,953            59,680              78,630
    Facility action charges, net                      30,487            17,885            58,707              16,966
                                                   ---------         ---------         ---------         -----------
        Total operating costs and expenses           362,749           445,600           849,006           1,012,707
                                                   ---------         ---------         ---------         -----------

Operating income (loss)                              (22,027)           (7,104)          (36,795)             10,119

Interest expense                                     (12,487)          (16,550)          (35,031)            (37,245)
Other income (expense), net                           (1,300)             (897)             (222)                408
                                                   ---------         ---------         ---------         -----------

Loss before income taxes                             (35,814)          (22,757)          (72,048)            (26,718)
Income tax expense (benefit)                             955            (8,827)            1,866             (10,337)
                                                   ---------         ---------         ---------         -----------

Net loss                                           $ (36,769)        $ (13,930)        $ (73,914)        $   (16,381)
                                                   =========         =========         =========         ===========

Basic and diluted loss per share                   $   (0.73)        $   (0.28)        $   (1.46)        $     (0.32)
                                                   ---------         ---------         ---------         -----------

Weighted average shares outstanding -
  basic and diluted                                   50,505            50,501            50,503              50,501
                                                   =========         =========         =========         ===========


See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Twenty-eight Weeks Ended
                                                                           -------------------------------
                                                                           August 13,            August 14,
                                                                             2001                   2000
                                                                           ---------             ---------
Net cash flow from operating activities:
   Net loss                                                                $ (73,914)            $ (16,381)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Depreciation and amortization                                        45,525                61,687
         Provision for losses on accounts and notes receivable                 4,025                    --
         Loss on sale of property and equipment                                4,406                 3,596
         Facility action charges, net                                         58,707                16,966
         Other                                                                (1,858)                 (399)
   Net change in receivables, inventories, prepaid expenses
      and other current assets                                                34,296               (12,797)
   Net change in accounts payable and other current liabilities                4,941               (35,429)
                                                                           ---------             ---------

         Net cash provided by operating activities                            76,128                17,243
                                                                           ---------             ---------

Cash flow from investing activities:
  Purchase of:
         Property and equipment                                              (10,040)              (58,047)
         Long-term investments                                                    --                (2,782)
  Proceeds from sale of:
         Property and equipment                                               51,007                66,709
         Long-term investments                                                 1,871                    --
  Increase in notes receivable and related party receivables                    (878)              (10,593)
  Collections on notes receivable and related party receivables                2,475                10,356
  Net change in other assets                                                   2,278                 1,581
  Net proceeds from sale of Taco Bueno                                        61,224                    --
                                                                           ---------             ---------

         Net cash provided by investing activities                           107,937                 7,224
                                                                           ---------             ---------

Cash flow from financing activities:
   Net change in bank overdraft                                               (2,121)               (4,841)
   Long-term borrowings                                                       84,539               177,000
   Repayments of long-term debt                                             (233,791)             (198,431)
   Repayments of capital lease obligations                                    (5,345)               (5,493)
   Payment of deferred financing costs                                        (1,602)                 (904)
   Net change in other long-term liabilities                                 (15,656)               (1,385)
   Payment of dividends                                                           --                (2,084)
   Exercise of stock options                                                     100                    --
                                                                           ---------             ---------

         Net cash provided by (used in) financing activities                (173,876)               36,138
                                                                           ---------             ---------

         Net increase (decrease) in cash and cash equivalents                 10,189               (11,671)
         Cash and cash equivalents at beginning of period                     16,860                36,505
                                                                           ---------             ---------
         Cash and cash equivalents at end of period                        $  27,049             $  24,834
                                                                           =========             =========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                                              $  25,620             $  37,052
     Income taxes                                                                 --                    --

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 13, 2001 AND AUGUST 14, 2000

NOTE (1) BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of CKE Restaurants, Inc. and its consolidated wholly-owned subsidiaries (the "Company" or "CKE") and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results to be expected for the full year or for any other future periods. Certain reclassifications have been made to the fiscal 2001 consolidated financial statements to conform to the fiscal 2002 presentation.

NOTE (2) BANK INDEBTEDNESS

        The Company's senior credit facility, as amended, consists of a $135.1 million revolving credit facility which includes a $75.0 million letter of credit sub-facility and has a maturity date of February 2002. As the maturity date of the facility is February 2002, the total amount outstanding under the senior credit facility of $19.5 million as of August 13, 2001 has been classified as a current liability on the consolidated balance sheet.

NOTE (3) FACILITY ACTION CHARGES, NET

        As described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements for the fiscal year ended January 31, 2001, the Company reviews the performance of company-operated restaurants for the likelihood of future profitability. During the first and second quarters of fiscal 2002, the Company decided to close certain under-performing restaurants that management believes are in locations where the population or demographics have changed so significantly that there is minimal opportunity for improvement. The Company provides store closure reserves for these assets under the criteria described in Note 1 of Notes to Consolidated Financial Statements for the fiscal year ended January 31, 2001. Additionally, the Company re-evaluates the adequacy of the established reserves and modifies the assumptions used based on actual results attained from selling surplus properties and terminating leases, as well as utilizing estimated property values obtained from real estate brokers. The Company closed 24 Carl's Jr. and 148 Hardee's company-operated stores during the first half of fiscal 2002. Additionally, during the second quarter of fiscal year 2002 the Company reversed lease reserves related to 22 restaurants it decided not to close.

        During the first and second quarters of fiscal 2002, the Company identified 7 and 23 restaurants respectively, that it believed it should continue operating, but whose cash flow from operations did not support their related net asset values and, accordingly, an impairment provision was recorded. The Company estimates the impairment provision for these assets under the criteria described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements contained in its Annual Report on Form 10-K the fiscal year ended January 31, 2001.

        In late fiscal 2000, the Company embarked on a refranchising initiative to reduce outstanding borrowings under its senior credit facility as well as, achieve a well-balanced system of nationwide restaurant concepts that are primarily franchisee-operated. As a result, the Company has sold several restaurants to new and existing franchisees.

        The results of these strategies have caused the following transactions to be recorded in the financial statements as facility action charges, net:

                        -       gains (losses) on the sale of restaurants;

                        -       store closure costs; and

                        - impairment of long-lived assets for restaurants the Company plans to continue to operate and restaurants the Company intends to close beyond the quarter in which the closure decision is made.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 13, 2001 AND AUGUST 14, 2000


The components of these charges for the second and year to date quarters of fiscal 2002 and 2001 were as follows:

                                                                Twelve Weeks Ended                     Twenty-Eight Weeks Ended
                                                          ------------------------------            ------------------------------
                                                          August 13,           August 14,           August 13,           August 14,
                                                            2001                 2000                 2001                 2000
                                                          ---------            ---------            ---------            ---------
(Dollars in thousands)

Hardee's
   Store closure reserves provided,
   (reversed) net                                         $ (8,641)                  --             $  8,064                   --
   Impairment on stores closed, to be
   closed or sold                                           31,190                   --               36,684                   --
   Impairment on stores that will
   continue to be operated                                   1,882                   --                1,882                   --
   Losses on sales of restaurants, net                       3,600               19,503                5,699               19,141
                                                          --------             --------             --------             --------
                                                            28,031               19,503               52,329               19,141
                                                          --------             --------             --------             --------
Carl's Jr
   Store closure reserves provided,
   (reversed) net                                              (41)                  --                  548                   --
   Impairment on stores closed, to be
   closed or sold                                            2,981                   --                5,218                   --
   Impairment on stores that will
   continue to be operated                                   7,670                   --                7,670                   --
   Gains on sales of restaurants, net                       (8,361)              (1,618)             (11,764)              (2,175)
                                                          --------             --------             --------             --------
                                                             2,249               (1,618)               1,672               (2,175)
                                                          --------             --------             --------             --------

Rally's and Taco Bueno
   Losses on sales of restaurants, net                         207                   --                4,707                   --
                                                          --------             --------             --------             --------
                                                               207                   --                4,707                   --
                                                          --------             --------             --------             --------

Total
   Store closure reserves provided,
   (reversed) net                                           (8,682)                  --                8,612                   --
   Impairment on stores closed, to be
   closed or sold                                           34,171                   --               41,902                   --
   Impairment on stores that will
   continue to be operated                                   9,552                   --                9,552                   --
   Losses (gains) on sales of restaurants, net              (4,554)              17,885               (1,358)              16,966
                                                          --------             --------             --------             --------
                                                          $ 30,487             $ 17,885             $ 58,708             $ 16,966
                                                          ========             ========             ========             ========

Included in the impairment on stores closed, to be closed or sold is $7,860 related to additional asset impairment charges made on stores previously impaired.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 13, 2001 AND AUGUST 14, 2000

(Continued)


Impairment charges were made against the following accounts:

                                            Twelve Weeks Ended               Twenty-Eight Weeks Ended
                                       ----------------------------          ------------------------
                                       August 13,         August 14,         August 13,    August 14,
                                         2001               2000               2001          2000
                                       ---------          ---------          ---------     ---------
(Dollars in thousands)

Fixed assets:
   Hardee's                             $25,152                 --            $28,882            --
   Carl's Jr                             10,651                 --             12,888            --
                                        -------            -------            -------       -------
                                         35,803                 --             41,770            --
                                        -------            -------            -------       -------

Cost in excess of net assets
acquired, net
   Hardee's                               7,920                 --              9,684            --
   Carl's Jr                                 --                 --                 --            --
                                        -------            -------            -------       -------
                                          7,920                 --              9,684            --
                                        -------            -------            -------       -------

Total
   Hardee's                              33,072                 --             38,566            --
   Carl's Jr                             10,651                 --             12,888            --
                                        -------            -------            -------       -------
                                        $43,723                 --            $51,454            --
                                        =======            =======            =======       =======

        The following table is a roll forward of the activity in the store closure reserve. The Company believes that the remaining carrying amounts are adequate to complete its disposal actions.

Balance at January 31, 2001                                               $ 51,695
       New decisions                                                        22,822
       Usage                                                                (8,637)
       Reversal of reserves for stores that will not be closed              (6,440)
       Favorable dispositions of surplus properties                         (7,770)
       Other                                                                   565
                                                                          --------
Balance at August 13, 2001                                                  52,235
Less:  Current portion                                                      11,252
                                                                          --------
Long-term portion                                                         $ 40,983
                                                                          ========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 13, 2001 AND AUGUST 14, 2000


NOTE (4) LOSS PER SHARE

        The Company presents "basic" loss per share, which represents net loss, divided by the weighed average shares outstanding excluding all potentially dilutive common shares and "diluted" loss per share reflecting the dilutive effect of all potentially dilutive common shares. The following table illustrates the computation of basic and diluted loss per share:

(In thousands except per share amounts)

                                                    Twelve Weeks Ended                     Twenty-eight Weeks Ended
                                              ------------------------------            ------------------------------
                                              August 13,           August 14,           August 13,           August 14,
                                                2001                 2000                 2001                 2000
                                              ---------            ---------            ---------            ---------
Basic Loss Per Share
Net loss                                       $(36,769)            $(13,930)            $(73,914)            $(16,381)
                                               ========             ========             ========             ========
Weighted average number of
common shares outstanding during
the period                                       50,505               50,501               50,503               50,501
                                               ========             ========             ========             ========

Loss per share -- basic and diluted            $  (0.73)            $  (0.28)            $  (1.46)            $  (0.32)
                                               ========             ========             ========             ========


        For the 12-week periods ended August 13, 2001 and August 14, 2000, 3.4 million shares and 7.0 million shares, respectively, relating to the possible exercise of outstanding stock options, and 3.6 million shares issuable upon conversion of convertible subordinated notes, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive. For the 28-week periods ended August 13, 2001 and August 14, 2000, 3.6 million shares issuable upon conversion of convertible subordinated notes were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

NOTE (5) SEGMENT INFORMATION

        The Company is engaged principally in developing, operating and franchising its Carl's Jr. and Hardee's quick-service restaurants, each of which are considered strategic businesses that are managed and evaluated separately. Additionally, during the first quarter of fiscal 2002, the Company operated one chain that was held for sale, Taco Bueno which was sold during the second quarter. The activity of the Taco Bueno chain is included in the "Other" segment. The Company considers it's Carl's Jr. and Hardee's chains to each be a reportable segment. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are attributed to each segment based on management's analysis of the resources applied to each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

        Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, results of insignificant operations, Taco Bueno operations and, as it relates to segment operating income or loss, income and expense not allocated to reportable segments.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 13, 2001 AND AUGUST 14, 2000

TWELVE WEEKS ENDED

                                        Carl's Jr.           Hardee's               Other                 Total
                                        ---------            ---------             --------             ---------
AUGUST 13, 2001:
Revenues                                 $165,124            $ 167,628             $  7,970             $ 340,722
Segment operating income (loss)             8,494              (29,174)              (1,347)              (22,027)
Capital expenditures                        1,867                2,066                  576                 4,509
Depreciation and amortization               4,554                9,897                2,344                17,265

AUGUST 14, 2000:
Revenues                                 $174,497            $ 237,985             $ 26,014             $ 438,496
Segment operating income (loss)            14,483              (19,527)              (2,060)               (7,104)
Capital expenditures                       12,798               10,634                3,593                27,025
Depreciation and amortization               6,491               15,197                4,172                25,860

TWENTY-EIGHT WEEKS ENDED

                                                Carl's Jr.           Hardee's               Other                  Total
                                                ----------           ---------             --------             -----------
AUGUST 13, 2001:
Revenues                                         $380,804            $ 388,312             $ 43,114             $   812,211
Segment operating income (loss)                    27,497              (55,313)              (8,979)                (36,795)
Capital expenditures                                3,910                4,629                1,501                  10,040
Depreciation and amortization                      10,893               23,993               10,639                  45,525
Total assets                                      291,805              676,662               14,503                 982,970

AUGUST 14, 2000:
Revenues                                         $399,212            $ 563,668             $ 59,946             $ 1,022,826
Segment operating income (loss)                    32,230              (18,112)              (3,999)                 10,119
Capital Expenditures                               27,112               20,271               10,664                  58,047
Depreciation and amortization                      15,043               37,403                9,241                  61,687
Total assets (as of January 31, 2001)             372,654              736,645               98,238               1,207,537

NOTE (6) SALE OF TACO BUENO

        On June 10, 2001, the Company completed the sale of its Taco Bueno concept to an affiliate of Jacobson Partners ("Jacobson") for net proceeds of approximately $61.2 million. An additional loss of $4.5 million was recorded in facility action charges in the first quarter as a result of this final disposition. The net proceeds from this sale were used to reduce indebtedness under the Company's senior credit facility. The purchase price is subject to adjustment based on the working capital deficit assumed by Jacobson on the date of purchase. The Company does not believe there will be a material adjustment to the purchase price.

                              Twelve Weeks Ended                 Twenty-eight Weeks Ended
                          ---------------------------          ----------------------------
                          August 13,        August 14,         August 13,         August 14,
                             2001              2000               2001               2000
                          ---------         ---------          ---------          ---------
Revenues                    $6,370            $23,117            $37,538            $53,388
Operating Income             1,200              1,704              3,693              3,757

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 13, 2001 AND AUGUST 14, 2000


NOTE (7) RELATED PARTY TRANSACTIONS

        In July 2001, the Company's Board of Directors approved the adoption of CKE Restaurants, Inc. Employee Stock Purchase Loan Plan ("Loan Plan") and the Non-Employee Director Stock Purchase Loan Program ("Loan Program") or collectively the "Programs". The purpose of the Loan Plan and Loan Program is to provide key employees and directors with further incentive to maximize stockholder value. The Company offered an aggregate of $2 million in loans. Loan Plan and Loan Program funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and have a five-year term. Interest accrues on the loans at a rate of 6.0% per annum, due at maturity. However, in the event that the stock is sold, transferred or pledged, the interest rate is adjusted to the prime rate plus 4%. These loans may be prepaid anytime without penalty. As of August 13, 2001, loans had been made in the amount of $1.5 million to purchase 300,000 shares of Company common stock at an average purchase price of $5.16 per share, (which included 189,900 shares for $1.1 million from Santa Barbara Restaurant Group, Inc., whose chairman is the chairman of the Company).

        On May 23, 2001, the Company sold 17 Carl's Jr. restaurants for net proceeds of $11.8 million to a former Chief Executive Officer and member of the Board of Directors. This transaction resulted in a gain of $6.3 million. Additionally, on July 12, 2001, the Company sold 6 Carl's Jr. restaurants for net proceeds of $4.0 million to an affiliate of a member of the Board of Directors. This transaction resulted in a gain of $2.5 million.

NOTE (8) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

        In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS 142") which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. SFAS 142 is effective for fiscal year 2002.

        The Company's business combinations have historically consisted primarily of acquiring the stock of restaurant companies and restaurants from our franchisees, and have been accounted for using the purchase method of accounting. The primary intangible asset that historically has been allocated value in these business combinations is goodwill.

        In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 13, 2001 AND AUGUST 14, 2000


(Continuation)


NOTE (8) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle, except that the Company will no longer amortize goodwill. Goodwill amortization is charged to general and administration expenses and amounted to $1.3 million and $1.5 million for the 12 week periods ended August 13, 2001 and August 14, 2000, respectively and $3.2 million and $3.1 million for the corresponding year-to-date periods.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND SAFE HARBOR DISCLOSURE

        CKE Restaurants, Inc. and Subsidiaries (collectively referred to as the "Company") is comprised of the worldwide operations of Carl's Jr. and Hardee's. The following Management's Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 31, 2001 (collectively, the "2001 Financial Statements"). All Note references herein refer to the accompanying notes to the Condensed Consolidated Financial Statements ("Financial Statements").

        Matters discussed in this Form 10-Q contain certain forward-looking statements that are based on management's beliefs and assumptions derived from information currently known to management. Forward-looking statements may include, but are not limited to, descriptions of plans or objectives of management for future or past operations, products or services, earnings or other measures of economic performance including statements of profitability of business segments and subsidiaries, estimates of recoverability of long-lived assets, current bank relationships, and current repositioning activities including anticipated store closures. Such statements reflect the view of management with respect to future events and are subject to risks and uncertainties, such as changes in the fast food industry and changes to our plans, objectives, expectations and intentions. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, our actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences are effectiveness of operating initiatives and advertising and promotional efforts, changes in economic conditions, changes in commodity prices, availability and cost of energy, workers' compensation and general liability claim experience, the impact of competitive products and pricing, changes in our suppliers' ability to provide quality and timely products to us, the operational success of our franchisees, availability of financing for us and our franchisees, unfavorable outcomes on litigation and other factors as discussed in our filings with the Securities and Exchange Commission.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                       AUGUST 13, 2001 AND AUGUST 14, 2000


NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

        See NOTE (8)

SIGNIFICANT KNOWN EVENTS, TRENDS, OR UNCERTAINTIES EXPECTED TO IMPACT FISCAL 2002 COMPARISONS WITH FISCAL 2001

        The following factors impacted comparability of operating performance for the quarter and year-to-date ended August 13, 2001 to the quarter and year-to-date ended August 14, 2000 or could impact comparisons for the remainder of 2001.

Store Porfolio Strategy

        In late fiscal 2000, we embarked on a refranchising initiative to reduce outstanding borrowings on our senior credit facility as well as, achieve a well-balanced system of nationwide restaurant concepts that are primarily franchise operated. Additionally, as sales trends for the Hardee's stores and certain Carl's Jr. stores (primarily in the Oklahoma area) continued to decline in fiscal 2000 through fiscal 2001 we determined that it was necessary to close stores for which a return to profitability was not likely. As such, through August 13, 2001, we identified 40 Carl's Jr. and 294 Hardee's stores for closure. These actions or repositioning activities resulted in the charges reflected in our financial statements as repositioning charges. As the number of company operated stores declined, we made significant reductions to operating expenses.

During the second quarter of fiscal 2002, we recorded repositioning charges of $31.7 million. These charges, which were primarily non-cash in nature, consisted of net facility action charges of $30.5 million, $1.0 million relating to severance payments for a reduction in force and $258,000 reflecting the write-off of deferred loan costs as a result of a reduction in borrowing capacity resulting from the asset sale program during the quarter. The net facility action charges of $30.5 million consisted of (a) an impairment charge of $9.1 million for restaurants that we plan to continue to operate, but for which the net book value is not supported by current estimated future cash flows, (b) an impairment charge and store closure expense of $32.3 million, for 60 Hardee's and four Carl's Jr. restaurants that we have closed or plan to close, consisting of asset impairments of $21.1 million, $5.7 million goodwill impairment and $5.5 for additional store closure expense reserves, (c) net gains on restaurants sold to franchisees during the quarter of $5.7 million and (d) a net credit of $5.2 million related to asset impairment charges and store closure expenses for stores previously identified for closure, principally representing the reversal of lease reserves on restaurants that we decide not to close. During the second quarter of fiscal 2001, we recorded facility action charges of $17.9 million relating to net losses on the sale of certain Carl's Jr. and Hardee's restaurants.

        For the 28-week period ended August 13, 2001, we recorded repositioning charges of $63.8 million which consisted of (a) net facility action charges of $58.7 million (b) a charge of $4.1 million recorded as interest expense reflecting the write-off of deferred loan costs primarily as a result of the modification of our senior credit facility and (c) $1.0 million relating to severance. During the 28-week period ended August 14, 2000 we recorded facility action charges of $17.0 million relating to net losses on the sale of certain Carl's Jr. and Hardee's restaurants.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                       AUGUST 13, 2001 AND AUGUST 14, 2000


        While we believe we have substantially completed our repositioning activities and are now able to focus on the operations of our core brands Carl's Jr. and Hardee's, there can be no guarantee that we will not determine in the future that additional repositioning activities will be necessary. Revitalizing Hardee's continues to be a primary focus for our management team. Even though Hardee's has experienced a same-store-sales increase for the first time in many years (see discussion below), Hardee's is still an underperforming brand. Through mid fiscal 2001, we tried various strategies to turn around Hardee's that met with limited, if any, success. Then, in June 2001, while continuing to identify and close unprofitable stores as well as execute our refranchising program, we took a more basic approach to addressing the issues in the Hardee's stores and launched a program focusing on quality, service, and cleanliness. This is a program that focuses on the fundamentals: hiring good people, focusing them on the guests, serving hot quality food to the guests, and keeping the restaurants clean for the guests. We have gone back to salaried managers running the stores, which adds an extra manager to hire, train and manage our workforce. We reduced the span of control for District Managers from 10 restaurants to 8 so that they can focus better on hiring, training and executing. We changed incentive plans to reward operators for building sales and providing great service to our guests. Additionally, we realized that we have to acknowledge and respect regional differences. We adjusted product promotions and advertising to a regional scope. Our success will depend on the successful execution of our operational plans as well as the following items that are discussed in detail in our 2001 Financial Statements:

        -       implementation of our strategies by our franchisees,

        -       opening additional company-operated and franchised restaurants,

        -       remodeling our restaurants,

        - our ability to compete with our major competitors, many of which have substantially greater financial, marketing and other resources than we have, which may give competitive advantages,

        -       changes in consumer tastes,

        -       adverse weather conditions,

        -       changes in national, regional and local economic conditions, and

        - management's ability to anticipate, identify and respond to changing conditions.


        If we are unable to further improve Hardee's sales and operating margins, it would significantly effect our future profitability and cash flows, which, in turn, would effect our ability to access financing in the future, both in terms of the amount of financing available to us and the terms of such financing.

        See additional discussion regarding defaults under our debt agreements in the "Financial Condition and Liquidity" section below.

        The asset sales arising from our repositioning activities have resulted, and will continue to result, in a decline in restaurant revenue and costs simply because we operate fewer stores. Additionally, the closure of unprofitable stores should improve our overall profit margin. The following table summarizes the historical operating results of stores that we sold, closed or identified to be closed through August 13, 2001:

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                       AUGUST 13, 2001 AND AUGUST 14, 2000

 (Dollars in $000's)                  Twelve Weeks Ended                                  Twenty-Eight Weeks Ended
                      ------------------------------------------------       -------------------------------------------------
                         August 13, 2001            August 14, 2000             August 13, 2001            August 14, 2000
                      ---------------------      ---------------------       --------------------       ----------------------
                                    Oper.                       Oper.                      Oper.                        Oper.
                                   Income/                     Income/                    Income/                      Income/
                      Revenue      (Loss)        Revenue       (Loss)        Revenue      (Loss)        Revenue        (Loss)
                      -------      -------       --------      -------       -------      -------       --------      --------
Carls Jr
  Stores sold         $ 1,015      $  (333)      $ 28,614      $ 3,749       $ 9,210      $   482       $ 67,778      $  9,226
  Stores closed or
  to be closed            428         (245)         3,299       (1,025)        2,261         (864)         8,409        (1,680)
                      -------      -------       --------      -------       -------      -------       --------      --------

  Total                 1,443         (578)        31,913        2,724        11,471         (382)        76,187         7,546
                      -------      -------       --------      -------       -------      -------       --------      --------

Hardee's
  Stores sold           1,793          140         47,691         (632)        4,215          153        127,175         3,264
  Stores closed or
  to be closed          8,363       (1,993)        30,858       (5,291)       28,832       (8,639)        74,174        (1,519)
                      -------      -------       --------      -------       -------      -------       --------      --------

  Total                10,156       (1,853)        78,549       (5,923)       33,047       (8,486)       201,349         1,745
                      -------      -------       --------      -------       -------      -------       --------      --------

Taco Bueno
  Stores sold           6,370        1,200         23,117        1,704        37,538        3,693         53,388         3,757
                      -------      -------       --------      -------       -------      -------       --------      --------

Total
  Stores sold           9,178      $ 1,007         99,422        4,821        50,963        4,328        248,341        16,247
  Stores closed or
  to be closed          8,791       (2,238)        34,157       (6,316)       31,093       (9,503)        82,583       (12,253)
                      -------      -------       --------      -------       -------      -------       --------      --------

  Total               $17,969      $(1,231)      $133,579      ($1,495)      $82,056      ($5,175)      $330,924      $  3,994
                      =======      =======       ========      =======       =======      =======       ========      ========

        As a result of these circumstances, we have reduced costs, principally general and administrative expenses, which reflects a reduction in headcount as well as other expenses.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                       AUGUST 13, 2001 AND AUGUST 14, 2000


Franchisees' Operations

        Like others in the quick service restaurant industry, from time to time, some of our franchise operators experience financial difficulties with respect to their franchise operations. At present, certain franchise operators, principally in the Hardee's system, are experiencing varying degrees of financial problems. We intend to continue to proactively work with financially troubled franchise operators in an attempt to positively resolve their issues. Depending upon the facts and circumstances of each situation, and in the absence of an improvement in business trends, there are a number of potential resolutions of these financial issues. These include, but are not limited to, a sale of some or all of the operator's restaurants to us or another Hardee's franchisee, a restructuring of the operator's business and/or finances, or, if necessary, a termination of the operators franchise. We charged expenses of $2.9 million in the current quarter and $4.2 million year-to-date related to allowances for doubtful franchise accounts and notes receivables. These costs were reported as franchises and licensed restaurant operating costs and expenses and other income, net. These charges have increased the already substantial allowance for doubtful accounts at Hardee's from 38% of the gross balance of accounts and notes receivable at the beginning of the year to 54% at the end of the second quarter. On an ongoing basis, we assess our exposure from franchise-related risks, which include estimated uncollectibility of accounts receivable related to franchise and license fees, contingent lease liabilities, guarantees to support certain third party financial arrangements with franchisees and potential claims by franchisees. Although the ultimate impact of these franchise financial issues cannot be predicted with certainty at this time, we have provided for the current estimate of our probable loss as of August 13, 2001. However, there can be no assurance that the number of franchise operators or restaurants experiencing financial difficulties will not change from our current estimates, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchise operator.

Change in Workers' Compensation Accident Year

                We experienced a substantial increase to our actuarially determined self-insurance reserves programs related to workers' compensation and general liability insurance in the second quarter of fiscal 2002. These increases relate primarily to increases in workers' compensation reserves for accident year 2001, the last fiscal year for which we continue to experience adverse development, as well as rising healthcare costs. We charged $3.9 million to restaurant operations payroll and other employee benefits for this increase in workers' compensation reserves in the second quarter of fiscal 2002. Reported claims are down for the current accident year which is expected given the reduced number of company-operated restaurants. Although the number of incidents for the current fiscal year and the related severity of each claim cannot be predicted with certainty at this time, the current estimate of the probable loss as of August 13, 2001, is based upon an independent actuarial analysis.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                       AUGUST 13, 2001 AND AUGUST 14, 2000


OPERATING REVIEW

The following tables are presented to facilitate Management's Discussion and Analysis of the second quarter and year-to date results. The term "EBITDA" refers to earnings loss before interest, income takes and depreciation and amortization.

(Dollars in thousands, except average check data)                                  SECOND QUARTER FY 2002
                                                               ---------------------------------------------------------------
                                                                Carl's            Hardee's            Other            Total
                                                               ---------          ---------          -------         ---------
Number of restaurants (end of period):
Company-operated                                                     444                760                              1,204
Franchised domestic                                                  487              1,594                              2,081
Licensed international                                                37                138                                175
                                                               ---------          ---------                          ---------
Total                                                                968              2,492                              3,460
                                                               =========          =========                          =========

Company-operated sales                                         $ 119,991          $ 149,256          $ 7,970         $ 277,217
                                                               =========          =========          =======         =========
Company-operated average unit volumes (trailing
13-periods)                                                    $   1,087          $     726
                                                               ---------          ---------
Average check                                                  $    5.11          $    3.78
                                                               ---------          ---------
Company-operated same store sales increase (decrease)                2.3%               1.0%
Franchise-operated same-store sales increase (decrease)             (0.5)%             Flat
Co-oper. Same-store sales increase (decrease)
excluding stores sold, closed or to be closed                        2.4%               1.2%
Company operated average unit volumes, excluding
stores sold, closed or to be closed                                1,115                764
Operating costs (as a% of co.-operated sales)
Food and paper                                                     29.51%             32.03%
Payroll and other employee benefits                                31.30              35.19
Occupancy and other operating costs                                21.76              22.77
Gross margin                                                       17.42%             10.01%

Net franchising income                                         $   5,720          $   8,852                          $  14,572
                                                               =========          =========                          =========

Oper. Income (loss) excluding facility action charges          $  10,743          $  (1,143)         $(1,140)        $   8,460
Facility action charges                                            2,249             28,031              207            30,487
                                                               ---------          ---------          -------         ---------
Operating income (loss)                                        $   8,494          $ (29,174)         $(1,347)        $ (22,027)
                                                               =========          =========          =======         =========

EBITDA excluding facility action charges                       $  15,586          $   7,062          $ 1,773         $  24,421
                                                               ---------          ---------          -------         ---------
Facility action charges (gains)                                    2,249             28,031              207            30,487
                                                               ---------          ---------          -------         ---------
EBITDA                                                         $  13,337          $ (20,969)         $ 1,566         $  (6,066)
                                                               =========          =========          =======         =========
EBITDA excluding stores sold, closed or to be closed
and facility actions charges                                   $  16,154          $   8,426          $   575         $  25,155
                                                               =========          =========          =======         =========

                                                                                   SECOND QUARTER FY 2001
                                                                   -------------------------------------------------------
                                                                    Carl's         Hardee's         Other           Total
                                                                   --------        --------        -------        --------
Number of restaurants (end of period):
Company-operated                                                        569           1,132            146           1,847
Franchised domestic                                                     364           1,503              0           1,867
Licensed international                                                   29             127              0             156
                                                                   --------        --------        -------        --------
Total                                                                   962           2,762            146           3,870
                                                                   ========        ========        =======        ========

Company-operated restaurant sales                                  $144,594        $216,244        $26,013        $386,851
                                                                   ========        ========        =======        ========
Company-operated average unit volumes (trailing 13-periods)        $  1,087        $    740
                                                                   --------       --------
Average check                                                      $   4.85        $   3.60
                                                                   ========       ========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                       AUGUST 13, 2001 AND AUGUST 14, 2000

(Continued)

                                                                            SECOND QUARTER FY 2001 (CONTINUED)
                                                               ------------------------------------------------------------
                                                                Carl's           Hardee's           Other           Total
                                                               --------          --------          -------         --------
Company-operated same-store sales increase (decrease)               2.3%             (8.4)%
Franchise-operated same-store sales increase (decrease)             5.7%             (5.1)%
Co-oper. store sales increase (decrease) excluding
stores sold, closed or to be closed                                 2.1%             (6.7)%
Company operated average unit volumes, excluding
stores sold, closed or to be closed                               1,110               793
Operating costs (as a % of co.-operated sales)
   Food and paper                                                 29.58%            32.59%
   Payroll and other employee benefits                            28.11             34.61
   Occupancy and other operating costs                            21.66             25.42
                                                               --------          --------
Gross margin                                                      20.65%             7.37%

Net franchising income                                         $  2,722          $ 13,108                          $ 15,830
                                                               ========          ========                          ========

Oper. income (loss) excluding facility action charges          $ 12,865          $    (24)         $(2,060)        $ 10,781
Facility action charges (gains), net                             (1,618)           19,503                0           17,885
                                                               --------          --------          -------         --------
Operating income (loss)                                        $ 14,483          $(19,527)         $(2,060)        $ (7,104)

EBITDA excluding facility action charges                       $ 20,168          $ 15,707          $ 1,664         $ 37,539
                                                               --------          --------          -------         --------
Facility action charges (gains), net                             (1,618)           19,503                0           17,885
                                                               --------          --------          -------         --------
EBITDA                                                         $ 21,786          $ (3,796)         $ 1,664         $ 19,654
                                                               ========          ========          =======         ========
EBITDA excluding stores sold, closed or to be closed
and facility action charges                                    $ 16,218          $ 16,310          $(1,111)        $ 31,417
                                                               ========          ========          =======         ========

                                                                                 YEAR-TO-DATE FY 2002
                                                             --------------------------------------------------------------
                                                              Carl's          Hardee's            Other             Total
                                                             --------         ---------          --------         ---------
Number of restaurants (end of period):
Company-operated                                                  444               760                               1,204
Franchised domestic                                               487             1,594                               2,081
Licensed international                                             37               138                                 175
                                                             --------         ---------                           ---------
Total                                                             968             2,492                               3,460
                                                             ========         =========                           =========

Company-operated restaurant sales                            $281,975         $ 347,261          $ 43,095         $ 672,331
                                                             ========         =========          ========         =========

Operating costs (as a % of co.-operated sales)
Food and paper                                                  29.19%            31.58%
Payroll and other employee benefits                             29.78             35.46
Occupancy and other operating costs                             22.11             23.77
                                                             --------         ---------
Gross margin                                                    18.92%             9.20%

Net franchising income                                       $ 12,011         $  19,454                           $  31,465
                                                             ========         =========                           =========

Oper. income (loss) excluding facility action charges        $ 29,168         $  (2,984)         $ (4,272)        $ (21,912)
Facility action charges                                         1,671            52,329             4,707            58,707
                                                             --------         ---------          --------         ---------
Operating income (loss)                                      $ 27,497         $ (55,313)         $ (8,979)        $ (36,795)

EBITDA excluding facility action charges                     $ 41,003         $  19,845          $  2,227         $  63,075
                                                             --------         ---------          --------         ---------
Facility action charges                                         1,671            52,329             4,707            58,507
                                                             --------         ---------          --------         ---------
EBITDA                                                       $ 39,332         $ (32,484)         $ (2,480)        $   4,368
                                                             ========         =========          ========         =========
EBITDA excluding stores sold, closed or to be closed
and facility action charges                                  $ 41,081         $  26,532          $ (1,421)        $  66,192
                                                             ========         =========          ========         =========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENT DISCUSSION AND ANALYSIS
                       AUGUST 13, 2001 AND AUGUST 14, 2000

                                                                                       YEAR-TO-DATE FY 2001
                                                                 ---------------------------------------------------------------
                                                                   Carl's           Hardee's            Other            Total
                                                                 ---------          ---------          --------         --------
Number of restaurants (end of period):
Company-operated                                                       569              1,132               146            1,847
Franchised domestic                                                    364              1,503                 0            1,867
Licensed international                                                  29                127                 0              156
                                                                 ---------          ---------          --------         --------
Total                                                                  962              2,762               146            3,870
                                                                 =========          =========          ========         ========

Company-operated restaurant sales                                $ 333,970          $ 520,309          $ 59,946         $914,225
                                                                 =========          =========          ========         ========

Operating costs (as a % of co.-operated sales)
Food and paper                                                       29.53%             32.14%
Payroll and other employee benefits                                  27.66              34.19
Occupancy and other operating costs                                  21.47              24.11
                                                                 ---------          ---------
Gross margin                                                         21.34%              9.56%

Net franchising income                                           $   5,400          $  23,633                           $ 29,033
                                                                 =========          =========                           ========

Operating income (loss) excluding facility action charges        $  30,056          $   1,028          $ (3,999)        $ 27,085
                                                                 =========          =========          ========         ========
Facility action charges (gains), net                                (2,174)            19,140                 0           16,966
Oper. income (loss)                                              $  32,230          $ (18,112)         $ (3,999)        $ 10,119

EBITDA excluding facility action charges                         $  45,711          $  38,334          $  5,136         $ 89,181
                                                                 ---------          ---------          --------         --------
Facility action charges (gains), net                                (2,174)            19,140                 0           16,966
                                                                 ---------          ---------          --------         --------
EBITDA                                                           $  47,885          $  19,194          $  5,136         $ 72,215
                                                                 =========          =========          ========         ========

EBITDA excluding stores sold, closed or to be closed
and facility charges                                             $  35,220          $  32,428          $ (1,085)        $ 66,563
                                                                 =========          =========          ========         ========

Carl's Jr.

                During the current second quarter, we sold 23 restaurants to franchisees and closed four. Carl's Jr. franchisees and licensees opened four new restaurants, acquired 23 from us and closed one. As of August 13, 2001, the Carl's Jr. system consisted of 444 company-operated restaurants, 487 franchised restaurants and 37 international restaurants, for a system total of 968 Carl's Jr. restaurants.

                Revenues from company-operated Carl's Jr. restaurants decreased $24.6 million, or 17.0%, to $120.0 million for the 12-week period ended August 13, 2001, and $52.0 million, or 15.6%, to $282.0 million for the 28-week period ended August 13, 2001, when compared to the prior year comparable periods. The decrease in revenues for both time periods is due primarily to the sale of company-operated restaurants to franchisees, as well as the closure of company-operated restaurants. See the table above for the number of company-operated restaurants at the end of the second quarter of each fiscal year. While revenues from company-operated restaurants are down, net franchising income in both the 12- and 28-week periods has more than doubled in the current fiscal year for Carl's Jr. This is attributable primarily to an increase in the number of franchisee-operated restaurants. Same-store sales for company-operated Carl's Jr. restaurants increased 2.3% in the current quarter and Carl's Jr. company-operated restaurant average unit volumes were $1,087,000 for the trailing thirteen periods ended August 13, 2001, and the average check for the second quarter was $5.11 as compared to $4.85 in the comparable period of the prior fiscal year.

                Restaurant-level margins for our company-operated Carl's Jr. restaurants decreased 3% in the 12-week period ended August 13, 2001 from 20.7% in the prior-year quarter to 17.4% in the current quarter, when measured as a percentage of company-operated restaurant revenue. Food and packaging expenses and occupancy and other operating expenses remained fairly constant in the current year quarter as compared to the prior year quarter. The decrease in margins is due mainly to an increase in payroll and other employee benefits, which increased 3.2% in the current year quarter as compared to the prior year quarter, from 28.1% to 31.3% as a percentage of company-operated restaurant revenue. The increase in payroll and other employee benefits is due mainly to an increase in our

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                       AUGUST 13, 2001 AND AUGUST 14, 2000



workers' compensation as discussed above. Payroll and other employee benefits were also impacted by the continued competitive pressures in attracting qualified labor, which is consistent with several other concepts in the quick service restaurant segment, as well as a conscious decision to continue to increase labor in our restaurants in an effort to maintain quality guest service.

        Restaurant-level margins for our company-operated Carl's Jr. restaurants decreased 2.4% in the 28-week period ended August 13, 2001 from 21.3% in the prior year period to 18.9% in the current year period, when measured as a percentage of company-operated restaurant revenue. Food and packaging expenses decreased 0.3% as a percentage of sales from company-operated restaurants, primarily as a result of the less emphasis on price discounting programs in the current year period. Payroll and other employee benefits increased 2.1% in the current year 28-week period as compared to the prior year from 27.7% to 29.8% as a percentage of company-operated restaurant revenue. This fluctuation is due to the adverse development associated with our workers' compensation reserves as discussed above. Occupancy and other operating expenses for the year-to-date period increased 0.6% from 21.5% to 22.1% as a percentage of company-operated restaurant revenue. This is due primarily to an increase in the cost of natural gas at the restaurants. Although we have seen these costs come down in the second quarter, the year-to-date results are impacted by this increase in gas costs in the first quarter.

Hardee's

        During the current second quarter, we acquired one restaurant from a franchisee, sold 13 to franchisees and closed 64 restaurants. Hardee's franchisees and licensees opened two new restaurants, sold one restaurant to us, acquired 13 restaurants from us and closed 12. As of August 13, 2001, the Hardee's system consisted of 760 company-operated restaurants, 1,594 franchised restaurants and 138 international restaurants, for a system total of 2,492 Hardee's restaurants.

        Revenues from company-operated Hardee's restaurants decreased $67.0 million, or 31.0%, to $149.3 million for the 12-week period ended August 13, 2001, and $173.0 million, or 33.3%, to $347.3 million for the 28-week period ended August 13, 2001, when compared to the prior year comparable periods. The decrease in revenues for both time periods is due primarily to the sale of company-operated restaurants to franchisees, as well as the closure of company-operated restaurants. See the table above for the number of company-operated restaurants at the end of the second quarter of each fiscal year. Net franchising revenue is also down in both current year periods as compared to the prior fiscal year. This is due primarily to the decreased revenue at Hardee's equipment division as a result of the slowdown in remodel activity by the franchisees. Same-store sales for company-operated Hardee's restaurants increased 1.0% in the current quarter and Hardee's company-operated restaurant average unit volumes were $726,000 for the trailing thirteen periods ended August 13, 2001, and the average check for the second quarter was $3.78 as compared to $3.60 in the comparable period of the prior fiscal year.

        Restaurant-level margins for company-operated Hardee's restaurants increased 2.6% in the 12-week period ended August 13, 2001 from 7.4% in the prior year quarter to 10.0% in the current quarter, when measured as a percentage of company-operated restaurant revenue. Payroll and other employee benefits increased 0.6% in the current year quarter as compared to the prior year quarter, primarily due to a conscious decision to continue to increase labor in our restaurants in an effort to maintain quality guest service. This increase was offset by a decrease in food and packaging costs of 0.6%. However, occupancy and other operating expenses decreased 2.6% in the current year quarter. This decrease was due primarily to a reduction in discretionary expenses at the restaurants, primarily repair and maintenance expenses.

        Restaurant-level margins for company-operated Hardee's restaurants decreased 0.4% in the 28-week period ended August 13, 2001 from 9.6% in the prior-year to 9.2% in the current year, when measured as a percentage of company-operated restaurant revenue. Food and packaging costs decreased 0.6% from 32.2% to 31.6% as a percentage of company-operated restaurant revenue primarily due a reduced emphasis on discounting in the current year. Occupancy and other operating expenses decreased 0.3% as a percentage of company-operated restaurant revenue as a result of reduced depreciation expense and repair and maintenance expenses at the restaurants offset by an increase in general liability insurance as a result of overall rising healthcare costs. These favorable variances were more than offset by an unfavorable variance in payroll and other employee benefits of 1.3%. These costs, which were 34.2% in the prior year, increased to 35.5% in the current year. This increase was mainly due to a deliberate decision to continue to increase labor in our restaurants in an effort to maintain quality guest service.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                       AUGUST 13, 2001 AND AUGUST 14, 2000


Other Consolidated Expenses

        Advertising expenses decreased $4.7 million, or 20.3%, to $18.6 million for the 12-week period ended August 13, 2001, as compared to the comparable period in the prior year. However, as a percentage of total revenues, advertising expenses has increased 0.7% as a percent of revenues due to the introduction of new products in the second quarter, advertising decreased $13.7 million or 24% to $43.3 million for the 28-week period ended August 13, 2001 and remained relatively constant as a percent of total revenues in the current year period as compared to the prior year period.

        General and administrative expenses decreased $8.6 million, or 26%, to $24.4 million for the 12-week period ended August 31, 2001, as compared to the 12-week period ended August 14, 2000. This represents a decrease of 0.3% as a percentage of total revenues. This decrease is attributable not only to a decrease in headcount, but also to other discretionary expenses such as contracted labor and professional services. This decline from the prior year is consistent with the trend that our general and administrative expenses be commensurate with our mix of company-operated and franchisee-operated restaurants. Additionally, we reversed a reserve for a certain litigation claim due to a favorable resolution.

        Other income increased during the twelve and twenty- eight weeks ended August 13, 2001, primarily due to gains recorded as a result of the sale of our shares of Checkers Drive-In Restaurants, Inc.

        During the first three-quarters of fiscal 2001, we recorded a deferred tax asset for the tax benefit of operating losses, which served to reduce the net loss reflected in the statement of operations. Commencing with the fourth quarter of last fiscal year, we ceased to record a deferred tax asset because of our recurring operating losses. As such, the current quarter's statement of operations does not reflect a tax benefit from the operating loss, as was the case in the comparable period of the prior fiscal year.

FINANCIAL CONDITION AND LIQUIDITY

        Cash and cash equivalents increased $10.2 million to $27.0 million in the 28-week period ended August 13, 2001. During the 28 weeks, we generated cash flows from operations of $76.1 million, as compared to $17.2 million in the corresponding period of the prior fiscal year. This increase was due to improved operating cash flows as well as the receipt of an income tax refund of approximately $34 million during the current period. Investing activities generated $107.9 million primarily from asset sales. Financing activities used $173.9 million primarily to paydown our senior credit facility. Earnings were insufficient to cover fixed charges by $72.0 million and $26.7 million for the 28-week periods ended August 13, 2001 and August 14, 2000, respectively. Excluding the effect of the repositioning charges discussed above, earnings would be insufficient to cover fixed charges by $8.2 million and $9.7 million for the 28-week period ended August 13, 2001 and August 14, 2000, respectively. (See Exhibit 12.1).

        As discussed above, we have embarked on an asset sale program designed to generate cash to reduce indebtedness under our senior credit facility. During the first half of fiscal 2002, we made a net repayment on our senior credit facility of approximately $149 million, of which approximately $86 million was provided by cash proceeds from assets sales ($61.2 million from the sale of Taco Bueno). The balance of the repayment was generated from operations.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS
                      AUGUST 13, 2001 AND AUGUST 14, 2000


        Under our senior credit facility, borrowings may be used for working capital and other general corporate purposes, including permitted investments and acquisitions. We are required to repay borrowings under the senior credit facility with the proceeds from (i) certain asset sales, (ii) the issuance of certain equity securities, and (iii) the issuance of additional indebtedness. The facility contains restrictions on our ability to incur additional indebtedness, repurchase stock or subordinated debt, pay dividends and incur liens on our assets, subject to specified exceptions and requirements that we satisfy specified financial tests as a precondition to acquisition of other businesses. We have amended our senior credit facility, effective January 31, 2000, August 14, 2000, January 31, 2001 and April 13, 2001, primarily to modify certain of the covenants contained therein. The amended senior credit facility provides that the revolving commitments thereunder shall be reduced by the entire net proceeds from the sale of any of our restaurants. The senior credit facility, as amended, also prohibits us from purchasing shares of our common stock, repurchasing any of our senior subordinated notes or convertible notes, from prepaying subordinated indebtedness and from paying cash dividends.

        In addition, capital expenditure limits were reduced and construction of new restaurants is limited to construction already begun or committed to begin and we are required to comply with minimum EBITDA requirements.

        As a result of the amendments, the final maturity date of the senior credit facility was changed to February 1, 2002, and the interest rate payable on outstanding borrowings was increased. As of June 30, 2001, we can only borrow at a rate of interest equal to the prime rate plus the applicable margin on all outstanding borrowings at August 13, 2001, the applicable margin was 2.25% and our interest rate was 9.25%. On September 30, 2001 the margin will be increased to 3.0% and an additional fee must be paid to the lenders of 1.5% of the outstanding commitment. As of August 13, 2001, the outstanding commitment was $137.1 million. We believe that the impact of this increase in interest rate pricing will be significantly offset by a decrease in outstanding borrowings.

        In the event the senior credit facility is declared accelerated by the lenders (which can occur only if we are in default under the facility), our 9 1/8% senior subordinated notes due 2009 and our 4.25% convertible subordinated notes due 2004 may also become accelerated under certain circumstances and after all cure periods have expired. As a result of the shortening of the maturity date, the total amount outstanding under the senior credit facility of $19.5 million as of August 13, 2001 has been classified as a current liability in the consolidated balance sheet.

        The availability of capital sources will depend upon prevailing market conditions, interest rates and our then-existing financial position. We believe that cash generated from our various restaurant concept operations, the sale of company-operated restaurants to new and existing franchisees and the sale of existing surplus properties along with cash and cash equivalents on hand as of August 13, 2001, and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the near future. As of August 13, 2001, we had $67.0 million of borrowings available to us under our senior credit facility.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS
                       AUGUST 13, 2001 AND AUGUST 14, 2000


        We are currently actively pursuing entering into a new or amended credit facility by fiscal year end, however, there can be no assurance that this refinancing or any other will be completed.

        If we do not obtain a new or amended credit facility, then the Company, in order to meet it's outstanding obligations, will be required to (1) generate sufficient cash flow from operations; (2) further reduce general administrative and/or other expenses; (3) limit it's capital expenditure; and/or (4) sell assets, possibly at a loss. The Company's ability to accomplish the foregoing may be subject to general economic, financial, competitive, legislative, regulatory or other factors which may be beyond the Company's control. Therefore, while the Company currently anticipates that either it will refinance it's senior credit facility or generate sufficient cash flow by one or all of the means described above, there is no guarantee that such will occur.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future. Our principal exposure to financial market risks is the impact that interest rate changes could have on our $400.0 million senior credit facility, of which $19.5 million remained outstanding as of August 13, 2001. Borrowings under our senior credit facility now bear interest at the prime rate plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $195,000 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility and assumes no change in the volume, index or composition of debt as in effect August 13, 2001.

Commodity Price Risk

        We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. Typically we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases, which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices could result in lower restaurant-level operating margins for our restaurant concepts.

Seasonality

        Our restaurant sales and profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions, which affect the public's dining habits.

PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of CKE Restaurants, Inc. was held on June 12, 2001, for the purpose of electing certain members of the board of directors.

        Management's nominees for directors, whose term expired as of the date of the Annual Meeting, were elected by the following vote:

                                                Shares Voted             Authority to Vote
                                                   "For"                     "Withheld"
                                                ------------             -----------------
                Byron Allumbaugh                 44,271,343                  2,671,807
                Carl L. Karcher                  44,442,230                  2,500,920
                Frank P. Willey                  44,288,935                  2,654,215

        The following individuals continue to serve on the board of directors:
Peter Churm, William P. Foley II, Carl N. Karcher, Daniel D. Lane and Daniel Ponder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit #             Description
    ---------             -----------
    10.43                 Employee Loan and Stock Purchase Agreement

    10.44                 Non-Employee Director Loan and Stock Purchase Agreement dated July
                          23, 2001

    10.45                 Stock Purchase Agreement by and between the Company and Santa
                          Barbara Restaurant Group, Inc. dated August 20, 2001

    12.1                  Computation of Ratios


        (b) Current Reports on Form 8-K:

                        None.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CKE RESTAURANTS, INC.
                                            (Registrant)


September 26, 2001                                /s/ Dennis J. Lacey
--------------------                              Executive Vice President
       Date                                       Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit #             Description
    ---------             -----------
    10.43                 Employee Loan and Stock Purchase Agreement

    10.44                 Non-Employee Director Loan and Stock Purchase Agreement dated July
                          23, 2001

    10.45                 Stock Purchase Agreement by and between the Company and Santa
                          Barbara Restaurant Group, Inc. dated August 20, 2001

    12.1                  Computation of Ratios