Form 10-Q
period 2001-11-05
CKE RESTAURANTS INC
filed 2001-12-14
CIK 919628

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934.

For the quarterly period ended  November 5, 2001
                                ----------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934.

         for the transition period from                to
                                        --------------    --------------

                         Commission file number 1-11313
                                                -------

                              CKE RESTAURANTS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      33-0602639
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

3916 State Street, Ste. 300, Santa Barbara, CA                         93105
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)


Registrant's telephone number, including area code  (805) 898-4200
                                                    --------------

                   401 W. Carl Karcher Way, Anaheim, CA 92801
                   ------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if changed since last report.

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

      As of December 3, 2001, 50,532,056 shares of the Registrant's Common Stock were outstanding.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                              Page
                                                                              ----

Part I. Financial Information

  Item 1. Consolidated Financial Statements:

     Consolidated Balance Sheets as of November 5, 2001 and January 31, 2001    1

     Consolidated Statements of Operations for the twelve and forty weeks
        ended November 5, 2001 and November 6, 2000 ........................    2

     Consolidated Statements of Cash Flows for the forty weeks ended
        November 5, 2001 and November 6, 2000 ..............................    3

     Notes to Consolidated Financial Statements ............................    4

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...........................   10

  Item 3. Quantitative and Qualitative Disclosures about Market Risk .......   21


Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K .................................   22

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             ( Dollars in thousands)

                                                    (Unaudited)
                                                    November 5,      January 31,
                                                       2001             2001
                                                    -----------      -----------
                       ASSETS
Current assets:
   Cash and cash equivalents                        $    14,179      $    16,860
   Accounts receivable, net                              39,445           73,956
   Related party receivables                              2,840            2,505
   Inventories                                           17,924           17,694
   Prepaid expenses                                       6,782           10,212
   Other current assets                                   2,288            2,534
   Property held for sale                                    --           66,912
                                                    -----------      -----------
           Total current assets                          83,458          190,673


   Property and equipment, net                          551,529          656,214
   Property under capital leases, net                    66,835           73,617
   Long-term investments                                  3,442            3,461
   Notes receivable                                      14,707           14,098
   Costs in excess of assets acquired, net              190,658          203,900
   Other assets                                          38,035           65,574
                                                    -----------      -----------
           Total assets                             $   948,664      $ 1,207,537
                                                    ===========      ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt and bank
     indebtedness                                   $     7,055      $    67,332
   Current portion of capital lease obligations          10,284            9,845
   Accounts payable                                      40,985           53,759
   Other current liabilities                             91,262           83,045
                                                    -----------      -----------
           Total current liabilities                    149,586          213,981

   Long-term debt and bank indebtedness                   4,882          106,760
   Capital lease obligations                             73,073           81,173
   Convertible subordinated notes                       159,225          159,225
   Senior subordinated notes                            200,000          200,000
   Other long-term liabilities                           87,878           96,841
                                                    -----------      -----------
           Total liabilities                            674,644          857,980
                                                    -----------      -----------

Stockholders' equity:
   Preferred stock, $.01 par value; authorized
      5,000,000 shares; none issued or
      outstanding                                            --               --
   Common stock, $.01 par value; authorized
      100,000,000 shares; issued and
      outstanding 52,113,425
      shares and 52,086,421 shares                          521              521
   Additional paid-in capital                           383,126          383,016
   Accumulated deficit                                  (99,221)         (23,574)
   Treasury stock at cost, 1,585,000 shares             (10,406)         (10,406)
                                                    -----------      -----------

           Total stockholders' equity                   274,020          349,557
                                                    -----------      -----------

           Total liabilities and stockholders'
              equity                                $   948,664      $ 1,207,537
                                                    ===========      ===========


See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                               Twelve Weeks Ended              Forty Weeks Ended
                                           --------------------------      --------------------------
                                           November 5,     November 6,     November 5,     November 6,
                                              2001            2000            2001            2000
                                           ----------      ----------      ----------      ----------
Revenue:
   Company-operated restaurants            $  259,612      $  356,254      $  931,943      $1,270,478
   Franchised and licensed
     restaurants and other                     67,016          51,295         205,845         159,895
                                           ----------      ----------      ----------      ----------
      Total revenue                           326,628         407,549       1,137,788       1,430,373
                                           ----------      ----------      ----------      ----------

Operating costs and expenses:
   Restaurant operations:
      Food and packaging                       79,629         110,563         284,392         393,906
      Payroll and other employee
        benefits                               82,389         118,728         303,545         407,990
      Occupancy and other operating
        expenses                               59,266          86,508         212,226         294,410
                                           ----------      ----------      ----------      ----------
                                              221,284         315,799         800,163       1,096,306

   Franchised and licensed
     restaurants and other                     49,613          36,082         158,028         115,650
   Advertising expenses                        15,696          22,305          59,022          79,340
   General and administrative expenses         27,089          30,847          86,770         109,476
   Facility action charges, net                 2,121          34,343          60,827          51,310
                                           ----------      ----------      ----------      ----------
      Total operating costs and
      expenses                                315,803         439,376       1,164,810       1,452,082
                                           ----------      ----------      ----------      ----------

Operating income (loss)                        10,825         (31,827)        (27,022)        (21,709)

Interest expense                              (11,752)        (16,265)        (46,783)        (53,510)
Other income (expense), net                      (467)         (1,494)            362          (1,084)
                                           ----------      ----------      ----------      ----------

Loss before income taxes                       (1,394)        (49,586)        (73,443)        (76,303)
Income tax expense (benefit)                      337         (20,157)          2,204         (30,493)
                                           ----------      ----------      ----------      ----------

Net loss                                   $   (1,731)     $  (29,429)     $  (75,647)     $  (45,810)
                                           ==========      ==========      ==========      ==========

Basic and diluted loss per share           $    (0.03)     $    (0.58)     $    (1.50)     $    (0.91)
                                           ----------      ----------      ----------      ----------

Weighted average shares
  outstanding-basic and diluted                50,507          50,501          50,505          50,501
                                           ==========      ==========      ==========      ==========

See Accompanying Notes to Consolidated Financial Statements

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Forty Weeks Ended
                                                      -------------------------
                                                      November 5,    November 6,
                                                         2001           2000
                                                      ----------     ----------
Net cash flow from operating activities:
   Net loss                                            $ (75,647)     $ (45,810)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                      61,367         86,255
       Provision for losses on accounts and notes
         receivable                                        3,970             --
       Loss on sale of property and equipment             (1,659)        (4,490)
       Facility action charges, net                       60,827         51,310
       Other                                              (1,849)           (71)
   Net change in receivables, inventories, prepaid
     expenses and other current assets, exclusive
     of assets disposed of                                39,634        (30,224)
   Net change in accounts payable and other
     current liabilities, exclusive of assets
     disposed of                                          (3,790)       (51,314)
                                                       ---------      ---------


       Net cash provided by operating activities          82,853          5,656
                                                       ---------      ---------

Cash flow from investing activities:
  Purchase of:
    Property and equipment                               (16,012)       (62,969)
    Long-term investments                                     --         (2,952)
  Proceeds from sale of:
    Property and equipment                                63,708        104,587
    Long-term investments                                  1,871          1,948
  Increase in notes receivable and related party
    receivables                                           (4,666)       (11,039)
  Collections on notes receivable and related
    party receivables                                      2,251         13,725
  Net change in other assets                              (7,544)         2,831
  Dispositions of brand, net of cash surrendered          61,224             --
                                                       ---------      ---------

       Net cash provided by investing activities         100,832         46,131
                                                       ---------      ---------

Cash flow from financing activities:
   Net change in bank overdraft                             (618)          (223)
   Long-term borrowings                                   92,289        207,500
   Repayments of long-term debt                         (254,443)      (258,307)
   Repayments of capital lease principal                  (7,750)        (7,888)
   Payment of deferred financing costs                    (1,602)          (904)
   Net change in other long-term liabilities             (14,353)          (612)
   Payment of dividends                                       --         (2,084)
   Exercise of stock options                                 111             --
                                                       ---------      ---------

       Net cash used in financing activities            (186,366)       (62,518)
                                                       ---------      ---------

       Net decrease in cash and cash equivalents          (2,681)       (10,731)
       Cash and cash equivalents at beginning of
         period                                           16,860         36,505
                                                       ---------      ---------

       Cash and cash equivalents at end of period      $  14,179      $  25,774
                                                       =========      =========

Supplemental disclosures of cash flow information:

   Cash (paid)/received during the period for:

     Interest                                          $ (16,901)     $ (59,054)
                                                       =========      =========
     Income tax refund                                 $  32,313      $      --
                                                       =========      =========

   Non-cash transactions:
     Restaurants acquired from franchisees             $     486      $      --
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

NOTE (2) BANK INDEBTEDNESS

      The Company's senior credit facility, as amended, consists of a $120.4 million revolving credit facility, which includes a $75.0 million letter of credit sub-facility and has a maturity date of February 2002. As of November 5, 2001, the total amount of $6.8 million outstanding under the revolving credit facility is classified as a current liability in the consolidated balance sheet.

NOTE (3) FACILITY ACTION CHARGES, NET

      In late fiscal 2000, the Company embarked on a refranchising initiative to reduce outstanding borrowings under its revolving credit facility, as well as increase the number of franchise-operated stores. In addition, we identified and closed under-performing stores. The results of these strategies have caused the following transactions to be recorded in the financial statements as facility action charges, net:

            -     gains (losses) on the sale of restaurants;

            -     store closure costs; and

            - impairment of long-lived assets for restaurants the Company plans to continue to operate and restaurants the Company intends to close beyond the quarter in which the closure decision is made.

      During the first three quarters of fiscal 2002, the Company identified 31 restaurants that it believed it should continue operating, but whose cash flow from operations did not support their related net asset values and, accordingly, an impairment provision was recorded. The Company estimates the impairment provision for these assets under the criteria described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements contained in its Annual Report on Form 10-K the fiscal year ended January 31, 2001.

      As described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements for the fiscal year ended January 31, 2001, the Company reviews the performance of company-operated restaurants for the likelihood of future profitability. During the first two quarters of fiscal 2002, the Company decided to close certain under-performing restaurants that management believes are in locations where the population or demographics have changed so significantly that there is minimal opportunity for improvement. The Company provides store closure reserves for these assets under the criteria described in Note 1 of Notes to Consolidated Financial Statements for the fiscal year ended January 31, 2001. Additionally, the Company re-evaluates the adequacy of the established reserves and modifies the assumptions used based on actual results attained from selling surplus properties and terminating leases, as well as utilizing estimated property values obtained from real estate brokers. The Company closed 24 Carl's Jr. and 150 Hardee's company-operated restaurants during the first three quarters of fiscal 2002.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of these facility action charges for the third quarter and year to date for fiscal 2002 and fiscal 2001 were as follows:

                                        Twelve Weeks Ended          Forty Weeks Ended
                                     ------------------------    ------------------------
                                     November 5,   November 6,   November 5,   November 6,
                                        2001          2000          2001         2000
                                     ----------    ----------    ----------    ----------
(Dollars in thousands)
Hardee's
   Store closure reserves
     provided, net                    $  1,331         2,400      $  9,395         2,400
   Impairment on stores closed,
     to be closed or sold                1,018            --        37,700            --
   Impairment on stores that
     will continue to be operated          193            --         2,075            --
   Losses on sales of
     restaurants, net                      540        34,843         6,239        53,984
                                      --------      --------      --------      --------
                                         3,082        37,243        55,409        56,384
                                      --------      --------      --------      --------
Carl's Jr.
   Store closure reserves
     provided, net                         107            --           655            --
   Impairment on stores closed,
     to be closed or sold                  483            --         5,701            --
   Impairment on stores that
     will continue to be operated          183            --         7,853            --
   Gains on sales of
     restaurants, net                   (1,734)       (2,900)      (13,498)       (5,074)
                                      --------      --------      --------      --------

                                          (961)       (2,900)          711        (5,074)
                                      --------      --------      --------      --------

Rally's and Taco Bueno
   Losses on sales of
     restaurants, net                       --            --         4,707            --
                                      --------      --------      --------      --------
                                            --            --         4,707            --
                                      --------      --------      --------      --------

Total
   Store closure reserves
     provided, net                       1,438         2,400        10,050         2,400
   Impairment on stores closed,
     to be closed or sold                1,501            --        43,401            --
   Impairment on stores that
     will continue to be operated          376            --         9,928            --
   Losses (gains) on sales of
     restaurants, net                   (1,194)       31,943        (2,552)       48,910
                                      --------      --------      --------      --------
                                      $  2,121      $ 34,343      $ 60,827      $ 51,310
                                      ========      ========      ========      ========

Included in the impairment on stores closed, to be closed or sold for the 40-weeks ended November 5, 2001 is $7,860,000 related to additional asset impairment charges made on stores recognized as being impaired in previous reporting periods.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Impairment charges were recorded for the following accounts:

                                   Twelve Weeks Ended          Forty Weeks Ended
                                ------------------------    ------------------------
                                November 5,   November 6,   November 5,   November 6,
                                   2001          2000          2001          2000
                                ----------    ----------    ----------    ----------
(Dollars in thousands)
Property and equipment, net:
   Hardee's                      $  1,115         2,400      $ 29,997         2,400
   Carl's Jr.                         666            --        13,553            --
                                 --------      --------      --------      --------
                                    1,781         2,400        43,550         2,400
                                 --------      --------      --------      --------

Cost in excess of net assets
  acquired, net
   Hardee's                            96            --         9,780            --
   Carl's Jr.                          --            --            --            --
                                 --------      --------      --------      --------
                                       96            --         9,780            --
                                 --------      --------      --------      --------

Total
   Hardee's                         1,211         2,400        39,777         2,400
   Carl's Jr.                         666            --        13,553            --
                                 --------      --------      --------      --------
                                 $  1,877         2,400      $ 53,330         2,400
                                 ========      ========      ========      ========

      The following table is a roll forward of the activity in the store closure reserve. The Company believes that the remaining carrying amounts are adequate to complete its disposal actions.

                                                          (Dollars in Thousands)
Balance at January 31, 2001                                      $ 58,187
   New decisions                                                   24,260
   Usage                                                          (14,315)
   Reversal of reserves for stores that
     will not be closed                                            (6,440)
   Favorable dispositions of surplus
     properties                                                    (7,770)
   Discount amortization                                           (4,943)
                                                                 --------
Balance at November 5, 2001                                        48,979
Less: current portion, included in other
  current liabilities                                              11,097
                                                                 --------
Long-term portion, included in other
  long-term liabilities                                          $ 37,882
                                                                 --------

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE (4) LOSS PER SHARE

      The Company presents "basic" loss per share, which represents net loss, divided by the weighted average shares outstanding excluding all potentially dilutive common shares and "diluted" loss per share reflecting the effect of all potentially dilutive common shares.

      For the 12-week periods ended November 5, 2001 and November 6, 2000, 7.3 million shares and 6.9 million shares, respectively, relating to the possible exercise of outstanding stock options, and 3.6 million shares issuable upon conversion of convertible subordinated notes, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive. For the 40-week periods ended November 5, 2001 and November 6, 2000, 7.4 million shares and 6.9 million shares, respectively, relating to the possible exercise of outstanding stock options, and 3.6 million shares issuable upon conversion of convertible subordinated notes were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

      The following table illustrates the computation of basic and diluted loss per share:

(In thousands except per share amounts)

                                        Twelve Weeks Ended          Forty Weeks Ended
                                     ------------------------    ------------------------
                                     November 5,   November 6,   November 5,   November 6,
                                        2001          2000          2001          2000
                                     ----------    ----------    ----------    ----------
Basic and Diluted  Loss Per Share
Net loss                              $ (1,731)     $(29,429)     $(75,647)     $(45,810)
                                      ========      ========      ========      ========
Weighted average number of
  common shares outstanding
  during the period                     50,507        50,501        50,505        50,501
                                      ========      ========      ========      ========

Loss per share - basic and
  diluted                             $  (0.03)     $  (0.58)     $  (1.50)     $  (0.91)
                                      ========      ========      ========      ========


NOTE (5) SEGMENT INFORMATION

      The Company is engaged principally in developing, operating and franchising its Carl's Jr. and Hardee's quick-service restaurants, each of which is considered an operating segment that is managed and evaluated separately. Additionally, during the first quarter of fiscal 2002, the Company operated one chain that was held for sale, Taco Bueno, which was sold during the second quarter. The activity of the Taco Bueno chain is included in the "Other" segment. The Company considers it's Carl's Jr. and Hardee's chains to each be a reportable segment. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are attributed to each segment based on management's analysis of the resources applied to each segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

      Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, results of individually insignificant operations, Taco Bueno operations until its disposal date, and general and administrative expenses not allocated to reportable segments.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TWELVE WEEKS ENDED

                                   Carl's Jr.     Hardee's        Other            Total
                                   ----------     --------        -----            -----
NOVEMBER 5, 2001:
Revenue                            $ 166,016     $ 160,612      $      --       $  326,628
Segment operating income (loss)       16,748        (2,323)        (3,600)          10,825
Capital expenditures                   1,013         3,083          1,876            5,972
Depreciation and
  amortization                         4,645         9,456          5,880           19,981

NOVEMBER 6, 2000:
Revenue                            $ 173,100     $ 208,991      $  25,458       $  407,549
Segment operating income (loss)       10,392       (38,908)        (3,311)         (31,827)
Capital expenditures                   1,452         2,069          1,401            4,922
Depreciation and
  amortization                         7,341        14,972          2,255           24,568

FORTY WEEKS ENDED

                                   Carl's Jr.     Hardee's        Other            Total
                                   ----------     --------        -----            -----
NOVEMBER 5, 2001:
Revenue                            $ 546,820     $ 547,873      $   43,095      $1,137,788
Segment operating income (loss)       44,245       (58,686)        (12,581)        (27,022)
Capital expenditures                   4,923         7,712           3,377          16,012
Depreciation and
  amortization                        15,266        33,449          12,652          61,367
Total assets                         225,973       653,549          69,142         948,664

NOVEMBER 6, 2000:
Revenue                            $ 572,311     $ 772,658      $   85,404      $1,430,373
Segment operating income (loss)       42,620       (58,825)         (5,504)        (21,709)
Capital expenditures                  27,723        23,292          11,954          62,969
Depreciation and
  amortization                        21,847        52,375          12,033          86,255
Total assets (as of
  January 31, 2001)                  372,654       736,645          98,238       1,207,537

NOTE (6) SALE OF TACO BUENO

      On June 10, 2001, the Company completed the sale of its Taco Bueno concept to an affiliate of Jacobson Partners ("Jacobson") for net proceeds of approximately $61.2 million. Taco Bueno was written down to its estimated sales value at January 31, 2001, and another $4.5 million of loss was recorded in the first quarter. The net proceeds from this sale were used to reduce indebtedness under the Company's revolving credit facility. Taco Bueno's results included in the Company's accompanying statements of operations are as follows:

                       Twelve Weeks Ended          Forty Weeks Ended
                    ------------------------    ------------------------
                    November 5,   November 6,   November 5,   November 6,
                       2001          2000          2001          2000
                    ----------    ----------    ----------    ----------
Revenue              $     --      $ 22,657      $ 37,538      $ 76,046
Operating income           --           965         3,693         4,721

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE (7) RELATED PARTY TRANSACTIONS

      In July 2001, the Company's Board of Directors approved the adoption of CKE Restaurants, Inc. Employee Stock Purchase Loan Plan and the Non-Employee Director Stock Purchase Loan Program (collectively the "Programs"). The purpose of the Programs is to provide key employees and directors with further incentive to maximize stockholder value. The Programs' funds must be used to make private or open market purchases of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured, and have a five-year term. Interest accrues on the loans at a rate of 6.0% per annum, due at maturity. However, in the event that the stock is sold, transferred or pledged, the interest rate is adjusted to the prime rate plus 4%. These loans may be prepaid anytime without penalty. As of November 5, 2001, loans had been made in the amount of $4.2 million to purchase 739,900 shares of Company common stock at an average purchase price of $5.70 per share (which included 189,900 shares for $1.1 million from Santa Barbara Restaurant Group, Inc., whose chairman is an affiliate of the Company, see Note (8)).

      The Company entered into an agreement with an affiliate of Fidelity National Financial, Inc. (whose Chairman of the Board is also the Chairman of the Board of CKE) to assist in the disposition of surplus real estate properties and negotiate the termination of leases for closed restaurants. The affiliate is paid a fee of up to $75,000 and incentives up to $137,500, based on rental savings. During the third quarter of fiscal year 2002, the rate paid to the affiliate for the sale of fee-based properties was increased from 1.0% to 1.75% of the selling price during the 40 weeks ended November 5, 2001.

      The Company paid commissions to another affiliate of Fidelity National Financial, Inc. in the amount of $77,500 for the sale of restaurants.

NOTE (8) SANTA BARBARA RESTAURANT GROUP, INC.

      On November 19, 2001, the Company announced it had signed a letter of intent to acquire Santa Barbara Restaurant Group, Inc. ("SBRG"). Under the terms of the letter of intent, each outstanding share of SBRG stock will be converted into 0.5 shares of Company common stock. The acquisition is expected to be complete in March 2002. On the date the transaction was announced, the Company's stock was trading at $7.85 per share and SBRG had 12.9 million shares of stock outstanding and 6.4 million of options and warrants outstanding. For the forty weeks ended October 1, 2001, SBRG reported revenue and net income of $67.8 million and $2.6 million, respectively.

NOTE (9) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

      In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets" ("SFAS 142"), which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the effective date. SFAS 142 is effective for fiscal year 2002.

      The Company's business combinations have historically consisted primarily of acquiring the stock of restaurant companies and assets from our franchisees, and have been accounted for using the purchase method of accounting. The primary intangible asset that historically has been allocated value in these business combinations is goodwill.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Continuation)


      In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption of the SFAS. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

NOTE (10) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED


      Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle, except that the Company will no longer amortize goodwill. Goodwill amortization is charged to general and administration expenses and amounted to $1.3 million and $1.5 million for the 12 week periods ended November 5, 2001 and November 6, 2000, respectively, and $4.5 million and $4.7 million for the corresponding year-to-date periods.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which will be effective for the Company beginning fiscal year 2004. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that statement. SFAS 144 will be effective for the Company for the fiscal year 2003. We have not yet determined the impact of adopting SFAS 143 or SFAS 144 on the Company's Financial Statements.


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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS


      Matters discussed in this Form 10-Q contain certain forward-looking statements that are based on management's beliefs and assumptions derived from information currently known to the Company's management. Forward-looking statements may include, but are not limited to, descriptions of plans or objectives of the Company's management for future or past operations, products or services, earnings or other measures of economic performance including statements of profitability of business segments and subsidiaries, estimates of recoverability of long-lived assets, current bank relationships, and current repositioning activities including anticipated store closures. Such statements reflect the view of the Company's management with respect to future events and are subject to risks and uncertainties, such as changes in the fast food industry and changes to the Company's plans, objectives, expectations and intentions. Should one or more of these risks materialize or should underlying beliefs or assumptions prove incorrect, the Company's actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences are consumers' concerns or adverse publicity regarding the Company's products, effectiveness of operating initiatives and advertising and promotional efforts, changes in economic conditions, changes in commodity prices, availability and cost of energy, workers' compensation and general liability claim experience, the impact of competitive products and pricing, changes in the Company's suppliers' ability to provide quality and timely products to the Company, delays in opening new restaurants or completing remodels, the operational success of the Company's franchisees, availability of financing for the Company and its franchisees, unfavorable outcomes on litigation, changes in accounting policies and practices, new legislation or government regulation and other factors as discussed in the Company's filings with the Securities and Exchange Commission.




NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

      See NOTE (9) of Notes to Consolidated Financial Statements.

SIGNIFICANT KNOWN EVENTS, TRENDS, OR UNCERTAINTIES EXPECTED TO IMPACT FISCAL 2002 COMPARISONS WITH FISCAL 2001

     The following factors impacted comparability of operating performance for the quarter and year-to-date ended November 5, 2001 to the quarter and year-to-date ended November 6, 2000, or could impact comparisons for the remainder of 2001.

RESTAURANT PORTFOLIO STRATEGY

      In late fiscal 2000, we embarked on a refranchising initiative to reduce outstanding borrowings on our senior credit facility, as well as increase the number of franchise-operated stores. Additionally, as sales trends for the Hardee's restaurants and certain Carl's Jr. restaurants (primarily in the Oklahoma area) continued to decline in fiscal 2000 through fiscal 2001, we determined that it was necessary to close restaurants for which a return to profitability was not likely. As such, through November 5, 2001, we identified 40 Carl's Jr. and 296 Hardee's restaurants for closure. These actions or repositioning activities resulted in the charges generally reflected in our financial statements as facility action charges. As the number of company operated restaurants declined, we made reductions to operating expenses.

      During the third quarter of fiscal 2002, we recorded repositioning charges of $2.1 million. These charges, which were primarily non-cash in nature, consisted of (a) an impairment charge of $400,000 for restaurants that we plan to continue to operate, but for which the net book value is not supported by current estimated future cash flows, (b) an impairment charge and store closure expense of $2.2 million for 22 Hardee's restaurants that we have closed or plan to close, consisting of asset impairments of $1.5 million and $500,000 for additional store closure expense reserves, (c) net gains on restaurants sold to franchisees and surplus properties during the quarter of $1.2 million, and (d) office closure expense of $900,000 related to Hardee's closure of regional offices. During the third quarter of fiscal 2001, we recorded facility action charges of $34.3 million relating to net losses on the sale of certain Carl's Jr. and Hardee's restaurants.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS



      For the 40-week period ended November 5, 2001, we recorded repositioning charges of $65.9 million which consisted of (a) net facility action charges of $60.8 million, (b) a charge of $4.1 million recorded as interest expense reflecting the write-off of deferred loan costs primarily as a result of the modification of our senior credit facility, and (c) $1.0 million relating to severance. During the 40-week period ended November 5, 2000, we recorded facility action charges of $51.3 million relating to net losses on the sale of certain Carl's Jr. and Hardee's restaurants.

      We believe we have substantially completed our repositioning activities and are now able to focus on the operations of our core brands, Carl's Jr. and Hardee's. We are finalizing the closure of the under-performing restaurants identified previously and have a restaurant sale transaction scheduled to close in December 2001 (those stores have sales of $25.8 and operating income of $2.5). However, there can be no guarantee that we will not determine in the future that additional repositioning activities will be necessary or that we would not take advantage of opportunities to further improve our financial position through additional sales which could result in losses, which may be material. Revitalizing Hardee's continues to be a primary focus for our management team. Even though Hardee's has experienced a same-store-sales increase for the first time in many years (see discussion below), Hardee's is still an underperforming brand. Through mid fiscal 2001, we tried various strategies to turn around Hardee's that met with limited success, if any. Then, in June 2001, while continuing to identify and close unprofitable restaurants as well as execute our refranchising program, we took a more basic approach to addressing the issues in the Hardee's restaurants and launched a program focusing on quality, service, and cleanliness. This is a program that focuses on the fundamentals: hiring good people, focusing them on the guests, serving hot quality food to the guests, and keeping the restaurants clean for the guests. We have gone back to salaried managers running the stores, which adds an extra manager to hire, train and manage our workforce. We reduced the span of control for District Managers from 10 restaurants to eight so that they can focus better on hiring, training and executing. We changed incentive plans to reward operators for building sales, providing great service to our guests and reducing accidents. Additionally, we realized that we have to acknowledge and respect regional differences. We adjusted product promotions and advertising to a regional scope. Our success will depend on the successful execution of our operational plans as well as the following items that are discussed in detail in our Annual Report on Form 10-K for the fiscal year ended January 31, 2001:

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

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS



      The asset sales arising from our repositioning activities have resulted, and will continue to result, in a decline in restaurant revenue and costs simply because we operate fewer stores. Additionally, the closure of unprofitable stores should improve our overall profit margin. The following table summarizes the historical operating results of stores that we sold, closed or identified to be closed through November 5, 2001:


 (Dollars in $000's)               Twelve Weeks Ended                                 Forty Weeks Ended
                                   ------------------                                 -----------------
                        November 5, 2001         November 6, 2000         November 5, 2001         November 6, 2000
                      --------------------     --------------------     --------------------     --------------------
                                    Oper.                    Oper.                    Oper.                    Oper.
                                   Income/                  Income/                  Income/                  Income/
                       Revenue     (Loss)       Revenue     (Loss)       Revenue     (Loss)       Revenue     (Loss)
                      --------    --------     --------    --------     --------    --------     --------    --------
Carl's Jr.
  Stores sold         $    587    $    131     $ 28,441    $  3,836     $    685    $   (335)    $ 12,141    $    883
  Stores closed or
    to be closed            --         (61)       3,218      (1,026)       5,154      (1,207)     105,556      11,086
                      --------    --------     --------    --------     --------    --------     --------    --------

Total                      587          70       31,659       2,810        5,839      (1,542)     117,697      11,969
                      --------    --------     --------    --------     --------    --------     --------    --------

Hardee's
  Stores sold              711      (1,198)      24,890      (1,989)       8,926      (3,329)     156,564       1,831
  Stores closed or
    to be closed           152        (735)      26,320      (8,380)      23,613      (8,894)      94,951     (18,485)
                      --------    --------     --------    --------     --------    --------     --------    --------

Total                      863      (1,933)      51,210     (10,369)      32,539     (12,223)     251,515     (16,654)
                      --------    --------     --------    --------     --------    --------     --------    --------

Taco Bueno
  Stores sold               --          --       22,657         965       37,538       3,693       76,046       4,721
                      --------    --------     --------    --------     --------    --------     --------    --------

Total
  Stores sold            1,298      (1,067)      75,988       2,812       47,149          29      244,751       7,435
  Stores closed or
    to be closed           152        (796)      29,538      (9,406)      28,767     (10,101)     200,507      (7,399)
                      --------    --------     --------    --------     --------    --------     --------    --------

Total                 $  1,450    $ (1,863)    $105,526    $ (6,594)    $ 75,916    $(10,072)    $445,258    $     36
                      ========    ========     ========    ========     ========    ========     ========    ========

      As a result of these circumstances, we have reduced costs, principally general and administrative expenses, which reflects a reduction in headcount as well as other expenses.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS



Franchisees' Operations

      Like others in the quick-service restaurant industry, from time to time, some of our franchise operators experience financial difficulties with respect to their franchise operations. At present, certain franchise operators, principally in the Hardee's system, are experiencing varying degrees of financial problems. We intend to continue to proactively work with financially troubled franchise operators in an attempt to positively resolve their issues. Depending upon the facts and circumstances of each situation, and in the absence of an improvement in business trends, there are a number of potential resolutions of these financial issues. These include, but are not limited to, a sale of some or all of the operator's restaurants to us or another Hardee's franchisee, a restructuring of the operator's business and/or finances, or, if necessary, a termination of the operators franchise. In the first and second quarters of this fiscal year, we recorded a $3.5 million provision related to allowances for doubtful franchise accounts and notes receivables. These costs were reported as franchised and licensed restaurant operating costs and expenses and other income, net. In the first half of the year, these charges increased the already substantial allowance for doubtful accounts at Hardee's from 38% of the gross balance of accounts and notes receivable at the beginning of the year to 49% at the end of the third quarter. During the third quarter, we did not make substantial increases to the total allowance as we had not had the adverse trends we noted previously. On a quarterly basis, we assess our exposure from franchise-related risks, which include estimated uncollectibility of accounts receivable related to franchise and license fees, contingent lease liabilities, guarantees to support certain third party financial arrangements with franchisees and potential claims by franchisees. Although the ultimate impact of these franchise financial issues cannot be predicted with certainty at this time, we have provided for the current estimate of our probable loss as of November 5, 2001. However, there can be no assurance that the number of franchise operators or restaurants experiencing financial difficulties will not change from our current estimates, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchise operator.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS


OPERATING REVIEW

The following tables are presented to facilitate Management's Discussion and Analysis of the third quarter and year-to date results. The term "EBITDA" refers to earnings/(loss) before interest, income taxes and depreciation and amortization.

(Dollars in thousands,
  except average check data)                                  THIRD QUARTER FY 2002
                                                              ---------------------

                                               Carl's        Hardee's         Other         Total
                                              ---------      ---------      ---------     ---------

Number of restaurants (end of period):
Company-operated                                    441            751                        1,192
Franchised domestic                                 490          1,564                        2,054
Licensed international                               40            142                          182
                                              ---------      ---------                    ---------
Total                                               971          2,457                        3,428
                                              =========      =========                    =========

Company-operated sales
                                              $ 120,644      $ 138,968                    $ 259,612
Company-operated average unit volumes
(trailing 13-periods)                         $   1,175      $     741

Average check                                 $    5.13      $    3.74
Company-operated same-store sales
  increase (decrease)                               6.1%           1.0%
Franchise-operated same-store sales
  increase (decrease)                               5.5%          (1.2)%
Co-oper. same-store sales increase
  (decrease) excluding stores sold,
  closed or to be closed                            6.2%           1.0%
Company operated average unit volumes,
  excluding stores sold, closed or to
  be closed                                       1,131            756
Operating costs (as a % of co.-
  operated sales):
  Food and paper                                  28.76%         32.34%
  Payroll and other employee benefits             28.47%         34.57%
  Occupancy and other operating costs             21.77%         23.73%
                                              ---------      ---------
  Gross margin                                    21.00%          9.36%


Franchising revenue:
  Royalties                                   $   4,872      $   8,932                    $  13,804
  Distribution center                            33,543          3,754                       37,297
  Other                                           6,957          8,958                       15,915
                                              ---------      ---------                    ---------
Total                                         $  45,372      $  21,644                    $  67,016
                                              =========      =========                    =========

Net franchising income                        $   4,593      $  12,810                    $  17,403
                                              =========      =========                    =========

Oper. income (loss) excluding facility
  action charges                              $  15,787      $     759      $  (3,600)    $  12,946
Facility action charges (gains), net               (961)         3,082             --         2,121
                                              ---------      ---------      ---------     ---------
Operating income (loss)                       $  16,748      $  (2,323)     $  (3,600)    $  10,825
                                              =========      =========      =========     =========

EBITDA                                        $  21,534      $   6,262      $  (1,597)    $  26,199
Facility action charges (gains), net               (961)         3,082             --         2,121
                                              ---------      ---------      ---------     ---------
EBITDA excluding facility action charges      $  20,573      $   9,344      $  (1,597)    $  28,320
                                              =========      =========      =========     =========

EBITDA excluding stores sold, closed or to
  be closed and facility actions charges      $  20,516      $  10,593      $  (1,597)    $  29,512
                                              =========      =========      =========     =========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS


                                                                    THIRD QUARTER FY 2001
                                                                    ---------------------

                                                      Carl's       Hardee's         Other         Total
                                                    ---------      ---------      ---------     ---------
Number of restaurants (end of period):
Company-operated                                          554          1,027            146         1,727
Franchised domestic                                       389          1,566             --         1,955
Licensed international                                     30            131             --           161
                                                    ---------      ---------      ---------     ---------
Total                                                     973          2,724            146         3,843
                                                    =========      =========      =========     =========

Company-operated restaurant sales                   $ 142,686      $ 188,110      $  25,458     $ 356,254
Company-operated average unit volumes
  (trailing 13-periods)                             $   1,150      $     732
Average check                                       $    4.77      $    4.08
Company-operated same-store sales increase
  (decrease)                                              1.1%          (6.3)%
Franchise-operated same-store sales increase
  (decrease)                                              5.1%          (3.1)%
Co-oper. Same-store sales increase (decrease)
  excluding stores sold, closed or to be closed           1.4%          (4.3)%
Company operated average unit volumes, excluding
  stores sold, closed or to be closed                   1,129            788
Operating costs (as a % of co.-operated sales):
  Food and paper                                        29.58%         32.49%
  Payroll and other employee benefits                   30.10%         35.70%
  Occupancy and other operating costs                   22.77%         26.10%
                                                    ---------      ---------
  Gross margin                                          17.55%          5.71%


Franchising revenue:
  Royalties                                         $   3,173      $  10,292                    $  13,465
  Distribution center                                  21,673          5,931                       27,604
  Other                                                 5,568          4,658                       10,226
                                                    ---------      ---------                    ---------
Total                                               $  30,414      $  20,881                    $  51,295
                                                    =========      =========                    =========

Net franchising income                              $   3,491      $  11,722                    $  15,213
                                                    =========      =========                    =========

Oper. income (loss) excluding facility action
  charges                                           $   8,294      $  (2,467)     $  (3,311)    $   2,516
Facility action charges (gains), net                   (2,098)        36,441             --        34,343
                                                    ---------      ---------      ---------     ---------
Operating income (loss)                             $  10,392      $ (38,908)     $  (3,311)    $ (31,827)
                                                    =========      =========      =========     =========

EBITDA                                              $  17,632      $ (24,991)     $  (1,321)    $  (8,680)
Facility action charges (gains), net                   (2,098)        36,441             --        34,343
                                                    ---------      ---------      ---------     ---------
EBITDA excluding facility action charges            $  15,534      $  11,450      $  (1,321)    $  25,663
                                                    =========      =========      =========     =========

EBITDA excluding stores sold, closed or to be
  closed and facility actions charges               $  11,363      $  14,922      $  (3,339)    $  22,946
                                                    =========      =========      =========     =========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS


                                                                     YEAR-TO-DATE FY 2002
                                                                     --------------------
                                                      Carl's        Hardee's        Other         Total
                                                    ---------      ---------      ---------     ---------
Company-operated restaurant sales                   $ 402,619      $ 486,229      $  43,095     $ 931,943
                                                    =========      =========      =========     =========

Operating costs (as a % of co.-operated sales):
   Food and paper                                       29.06%         31.79%
   Payroll and other employee benefits                  29.39%         35.20%
   Occupancy and other operating costs                  22.00%         23.76%
                                                    ---------      ---------
   Gross margin                                         19.55%          9.25%
Franchising revenue:
   Royalties                                        $  15,281      $  33,631                    $  48,912
   Distribution center                                105,065         11,184                      116,249
   Other                                               23,855         16,829                       40,684
                                                    ---------      ---------                    ---------
Total                                               $ 144,201      $  61,644                    $ 205,845
                                                    =========      =========                    =========
Net franchising income                              $  16,602      $  31,215                    $  47,817
                                                    =========      =========                    =========

Oper. income (loss) excluding facility action
  charges                                           $  44,955      $  (3,276)     $  (7,874)    $  33,805
Facility action charges (gains), net                      710         55,410          4,707        60 827
                                                    ---------      ---------      ---------     ---------
Operating income (loss)                             $  44,245      $ (58,686)     $ (12,581)    $ (27,022)
                                                    =========      =========      =========     =========

EBITDA                                              $  60,866      $ (26,221)     $  (4,075)    $  30,570
Facility action charges (gains), net                      710         55,410          4,707        60,827
                                                    ---------      ---------      ---------     ---------
EBITDA excluding facility action charges            $  61,576      $  29,189      $     632     $  91,397
                                                    =========      =========      =========     =========

EBITDA excluding stores sold, closed or to be
  closed and facility action charges                $  61,022      $  37,003      $  (3,061)    $  94,964
                                                    =========      =========      =========     =========


                                                                     YEAR-TO-DATE FY 2001
                                                                     --------------------
                                                      Carl's        Hardee's        Other          Total
                                                    ---------      ---------      ---------     ----------

Company-operated restaurant sales                   $ 476,655      $ 708,419      $  85,404     $1,270,478
                                                    =========      =========      =========     ==========

Operating costs (as a % of co.-operated sales):
   Food and paper                                       29.54%         32.23%
   Payroll and other employee benefits                  28.39%         34.59%
   Occupancy and other operating costs                  21.86%         24.64%
                                                    ---------      ---------
   Gross margin                                         20.21%          8.54%

Franchising revenue:
   Royalties                                        $  10,083      $  32,388                    $   42,471
   Distribution center                                 69,002         18,776                        87,778
   Other                                               16,571         13,075                        29,646
                                                    ---------      ---------                    ----------
Total                                               $  95,656      $  64,239                    $  159,895
                                                    =========      =========                    ==========
Net franchising income                              $   8,524      $  35,721                    $   44,245
                                                    =========      =========                    ==========

Operating income (loss) excluding facility
  action charges                                    $  38,348      $  (3,243)     $  (5,504)    $   29,601
Facility action charges (gains), net                   (4,272)        55,582              0         51,310
                                                    ---------      ---------      ---------     ----------
Oper. income (loss)                                 $  42,620      $ (58,825)     $  (5,504)    $  (21,709)
                                                    =========      =========      =========     ==========

EBITDA                                              $  65,517      $  (5,797)     $   4,028     $   63,748
Facility action charges (gains), net                   (4,272)        55,582              0         51,310
                                                    ---------      ---------      ---------     ----------
EBITDA excluding facility action charges            $  61,245      $  49,785      $   4,028     $  115,058
                                                    =========      =========      =========     ==========

EBITDA excluding stores sold, closed or to be
  closed and facility charges                       $  46,159      $  47,116      $  (4,165)    $   89,110
                                                    =========      =========      =========     ==========

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENT DISCUSSION AND ANALYSIS



CARL'S JR.

    During the current third quarter, we sold four restaurants to franchisees and opened one. Carl's Jr. franchisees and licensees opened four new restaurants, acquired four from us and closed two. As of November 5, 2001, the Carl's Jr. system consisted of 441 company-operated restaurants, 490 franchised restaurants and 40 international restaurants, for a system total of 971 Carl's Jr. restaurants.

    Revenue from company-operated Carl's Jr. restaurants decreased $22.0 million, or 15.5%, to $120.6 million for the 12-week period ended November 5, 2001, and decreased $74.0 million, or 15.5%, to $402.6 million for the 40-week period ended November 5, 2001, when compared to the prior year comparable periods. The decrease in revenue for both time periods is due primarily to the sale of company-operated restaurants to franchisees, as well as the closure of company-operated restaurants. See the table above for the number of company-operated restaurants at the end of the third quarter of each fiscal year. While revenue from company-operated restaurants are down, net franchising income in both the 12- and 40-week periods has increased approximately 50% in the current fiscal year for Carl's Jr. This is attributable primarily to an increase in the number of franchisee-operated restaurants. Same-store sales for company-operated Carl's Jr. restaurants increased 6.1% in the current quarter and Carl's Jr. company-operated restaurant average unit volumes were $1.175 million for the trailing thirteen periods ended November 5, 2001, and the average check for the third quarter was $5.13 as compared to $4.77 in the comparable period of the prior fiscal year.

    Restaurant-level margins for our company-operated Carl's Jr. restaurants increased 3.4% in the 12-week period ended November 5, 2001 from 17.6% in the prior-year quarter to 21.0% in the current quarter, when measured as a percentage of company-operated restaurant revenue. The increase in margins is due to (i) a decrease in food and packaging, which decreased 0.8% in the current year quarter as compared to the prior year quarter, from 29.6% to 28.8% as a percentage of company-operated restaurant revenue, (ii) a decrease in payroll and other employee benefits, which decreased 1.6% in the current year quarter as compared to the prior year quarter, from 30.1% to 28.5% as a percentage of company-operated restaurant revenue, (iii) a decrease in occupancy and other expense, which decreased 1.0% in the current year quarter as compared to the prior year quarter, from 22.8% from 21.8% as a percentage of company-operated revenue. The decrease in food and packaging is primarily due to a supplier rebate received in the current quarter relating to prior period purchases. The decrease in payroll and other employee benefits is due to the fact that the current quarter did not require an increase in self-insurance reserves, as did the previous fiscal year third quarter. Occupancy and other operating expenses decreased due to reduced depreciation levels due to cumulative asset impairment charges reducing the depreciable base of stores this quarter and a reduction in restaurant operating costs due to renegotiated service contracts, offset by higher repair and maintenance costs.

    Restaurant-level margins for our company-operated Carl's Jr. restaurants decreased slightly in the 40-week period ended November 5, 2001 from 20.2% in the prior year period to 19.6% in the current year period, when measured as a percentage of company-operated restaurant revenue. Food and packaging expenses decreased 0.5% as a percentage of sales from company-operated restaurants. Payroll and other employee benefits increased in the current year 40-week period as compared to the prior year from 28.4% to 29.4% as a percentage of company-operated restaurant revenue. This fluctuation is due to the adverse development associated with our workers' compensation reserves, discussed in our second quarter report on Form 10-Q. Occupancy and other operating expenses for the year-to-date period increased only slightly.

    A majority of our Carl's Jr. restaurants have a contract with Enron Corp. ("Enron") to purchase electricity at a fixed cost through 2003. Enron filed for bankruptcy in December, 2001. While we have not yet been notified by Enron that the contract will be rejected, we do believe our costs will rise, possibly by as much as $3.0 million per year.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS


HARDEE'S

    During the current quarter, we acquired four restaurants from franchisees, sold 11 to franchisees and closed two restaurants. Hardee's franchisees and licensees opened four new restaurants, acquired 11 restaurants from us and closed 37. As of November 5, 2001, the Hardee's system consisted of 751 company-operated restaurants, 1,564 franchised restaurants and 142 international restaurants, for a system total of 2,457 Hardee's restaurants.

    Revenue from company-operated Hardee's restaurants decreased $49.1 million, or 26.2%, to $139.0 million for the 12-week period ended November 5, 2001, and $222.2 million, or 31.3%, to $486.2 million for the 40-week period ended November 5, 2001, when compared to the prior year comparable periods. The decrease in revenue for both time periods is due primarily to the sale of company-operated restaurants to franchisees, as well as the closure of company-operated restaurants. See the table above for the number of company-operated restaurants at the end of the third quarter of each fiscal year. Net franchising income increased $1.1 million or 9.3% during the third quarter 2002, as compared to the prior fiscal year. This increase is due primarily to a settlement fee received as a result of the early termination of a franchise agreement. For the 40-week period, net franchising income decreased $4.5 million or 12.6% as compared to the prior fiscal year. This decrease is due primarily to the decreased revenue at Hardee's equipment division as a result of the slowdown in remodel activity by the franchisees. Same-store sales for company-operated Hardee's restaurants increased 0.9% in the current quarter and Hardee's company-operated restaurant average unit volumes were $741,000 for the trailing thirteen periods ended November 5, 2001, and the average check for the third quarter was $3.74 as compared to $4.08 in the comparable period of the prior fiscal year.

    Restaurant-level margins for company-operated Hardee's restaurants increased 3.7% in the 12-week period ended November 5, 2001 from 5.7% in the prior year quarter to 9.4% in the current quarter, when measured as a percentage of company-operated restaurant revenue. Food and packaging costs decreased 0.2%. Payroll and other employee benefits decreased 1.1% in the current year quarter as compared to the prior year quarter, because in the prior fiscal year third quarter we increased our self-insurance reserves and were not required to so in the current year third quarter. Occupancy and other operating expenses decreased 2.4% in the current year quarter, also as a result of no required increase in the self-insurance reserves in the current quarter and favorably renegotiated service contracts, offset by higher repair and maintenance service contract costs.

    Restaurant-level margins for company-operated Hardee's restaurants increased 0.7% in the 40-week period ended November 5, 2001 from 8.5% in the prior year to 9.2% in the current year, when measured as a percentage of company-operated restaurant revenue. Food and packaging costs decreased 0.4% from 32.2% to 31.8% as a percentage of company-operated restaurant revenue. Occupancy and other operating expenses decreased 0.9% as a percentage of company-operated restaurant revenue as a result of reduced repair and maintenance costs compared to the prior year. These favorable variances were partially offset by an unfavorable variance in payroll and other employee benefits of 0.6%. These costs, which were 34.6% in the prior year, increased to 35.2% in the current year. This increase was mainly due to a deliberate decision to continue to increase labor in our restaurants in an effort to maintain quality guest service and increase to workers' compensation reserves due to adverse development in the second quarter of fiscal year 2002.

OTHER CONSOLIDATED EXPENSES

    Advertising expenses decreased $6.6 million, or 29.6%, to $15.7 million for the 12-week period ended November 5, 2001, as compared to the comparable period in the prior year. However, as a percentage of total revenue, advertising expenses has increased 0.7% as a percent of revenue due to the introduction of new products in the third quarter. Advertising decreased $20.3 million or 25.6% to $59.0 million for the 40-week period ended November 5, 2001 and remained relatively constant as a percent of total revenue during the current year period as compared to the prior year period.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                       MANAGEMENTS DISCUSSION AND ANALYSIS


    General and administrative expenses decreased $2.8 million to $27.1 million and $22.7 million or 20.7%, for the 12-week and 40-week periods ended November 5, 2001, respectively, as compared to the prior year. These decreases are attributable not only to a decrease in headcount, but also due to curtailing other discretionary expenses such as contracted labor and professional services. This decline from the prior year is consistent with our goal to have general and administrative expenses be commensurate with our mix of company-operated and franchisee-operated restaurants.

    Other income (expense) improved by $1.0 million during the 12-week period ended November 5, 2001, primarily due to decreased bad debt expense for notes receivable and increased other income, which were partially offset by decreased interest income. For the 40-week period ended November 5, 2001, other income (expense) improved by $1.4 million due to decreased bad debt expense, as compared to the prior year, and increased miscellaneous income, which were partially offset by lower interest income and increases in property management costs.

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

FINANCIAL CONDITION AND LIQUIDITY

    Free cash flow - cash provided by operations less capital expenditures - for the 40-week period ended November 5, 2001 was $66.8 million. Free cash flow, together with proceeds from asset sales, was used primarily to pay back borrowings on our revolving credit facility. During the 40 weeks, we generated cash flows from operations of $82.9 million, as compared to $5.7 million in the corresponding period of the prior fiscal year. This increase was due to improved operations as well as the receipt of an income tax refund of approximately $34.2 million during the current period. Investing activities generated $100.8 million primarily from asset sales. Financing activities used $186.4 million primarily to paydown our senior credit facility. Earnings were insufficient to cover fixed charges by $73.4 million and $76.3 million for the 40-week periods ended November 5, 2001 and November 6, 2000, respectively. Excluding the effect of the repositioning charges discussed above, earnings would be insufficient to cover fixed charges by $12.6 million and $25.0 million for the 40-week periods ended November 5, 2001 and November 6, 2000, respectively. (See Exhibit 12.1).

    As discussed above, in fiscal year 2000, we embarked on an asset sale program designed to generate cash to reduce indebtedness under our senior credit facility. During the first three quarters of fiscal 2002, we made a net repayment on our revolving credit facility of approximately $162.0 million, of which approximately $126.5 million was provided by cash proceeds from assets sales ($61.2 million from the sale of Taco Bueno). The balance of the repayment was generated from operations.

    Under our revolving credit facility, borrowings may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, as defined. We are required to repay borrowings under the senior credit facility with the proceeds from (i) certain asset sales, (ii) the issuance of certain equity securities, and (iii) the issuance of additional indebtedness. The facility contains restrictions on our ability to incur additional indebtedness, repurchase stock or subordinated debt, pay dividends and incur liens on our assets, subject to specified exceptions and requirements that we satisfy specified financial tests as a precondition to acquisition of other businesses. We have amended our senior credit facility, effective January 31, 2000, August 14, 2000, January 31, 2001 and April 13, 2001, primarily to modify certain of the covenants contained therein. The amended revolving credit facility provides that the revolving commitments thereunder shall be reduced by the entire net proceeds from the sale of any of our restaurants. The senior credit facility, as amended, also prohibits us from purchasing shares of our common stock, repurchasing any of our senior subordinated notes or convertible notes, from prepaying subordinated indebtedness and from paying cash dividends. In addition, capital expenditure limits were reduced and construction of new restaurants was limited to construction already begun or committed to begin and we are required to comply with minimum EBITDA requirements.

                     CKE RESTAURANTS, INC. AND SUBSIDIARIES
                      MANAGEMENTS DISCUSSION AND ANALYSIS


    As a result of the amendments, the final maturity date of the senior credit facility was changed to February 1, 2002, and the interest rate payable on outstanding borrowings was increased. Commencing June 30, 2001, we can only borrow at a rate of interest equal to the prime rate plus the applicable margin on all outstanding borrowings. At November 5, 2001, the applicable margin was 4% and our interest rate was 9%. As of November 5, 2001, the outstanding commitment was $120.4 million.

    In the event the revolving credit facility is declared accelerated by the lenders (which can occur only if we are in default under the facility), our 9 1/8% senior subordinated notes due 2009 and our 4.25% convertible subordinated notes due 2004 may also become accelerated under certain circumstances and after all cure periods have expired. As a result of the shortening of the maturity date, the total amount outstanding under the senior credit facility of $6.8 million as of November 5, 2001 has been classified as a current liability in the consolidated balance sheet.

    The availability of capital sources will depend upon prevailing market conditions, interest rates and our then-existing financial position. We believe that cash generated from our various restaurant concept operations, the sale of company-operated restaurants to new and existing franchisees and the sale of existing surplus properties along with cash and cash equivalents on hand as of November 5, 2001, and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the near future. As of November 5, 2001, we had $65 million of borrowings available to us under our revolving credit facility.

    We are actively pursuing an amendment to our existing credit facility for a longer term by fiscal year end. However, there can be no assurance that this refinancing or any other will be completed. If we do not obtain an amended credit facility, or a new credit facility, then the Company, in order to meet it's outstanding obligations, will be required to (1) generate sufficient cash flow from operations; (2) further reduce general administrative and/or other expenses; (3) limit its capital expenditures; and/or (4) sell assets, possibly at a significant loss. The Company's ability to accomplish the foregoing may be subject to general economic, financial, competitive, legislative, regulatory or other factors that may be beyond the Company's control. Therefore, while the Company currently anticipates that either it will refinance its senior credit facility or generate sufficient cash flow by one or all of the means described above, there is no guarantee that such will occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future. Our principal exposure to financial market risks is the impact that interest rate changes could have on our $120.4 million senior credit facility, of which $6.8 million remained outstanding as of November 5, 2001. Borrowings under our senior credit facility now bear interest at the prime rate plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $68,000 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility and assumes no change in the volume, index or composition of debt as in effect November 5, 2001.

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

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   Exhibit #         Description
   ---------         -----------
   12.1              Computation of Ratios


   (b) Current Reports on Form 8-K:
       None.





                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CKE RESTAURANTS, INC.
                                        ---------------------
                                        (Registrant)



      December 14, 2001                         /s/ Dennis J. Lacey
      -----------------                         -------------------------
            Date                                Executive Vice President
                                                Chief Financial Officer

                                  EXHIBIT INDEX


   Exhibit #         Description
   ---------         -----------
   12.1              Computation of Ratios