Form 10-K
period 2002-01-28
CKE RESTAURANTS INC
filed 2002-04-29
CIK 919628

FORM 10-K

Securities And Exchange Commission Washington, D.C. 20549

(Mark One)

● Annual	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2002

or

O Transition	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11313

CKE RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0602639
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

3916 State Street, Suite 300,
Santa Barbara, California 93105
(Address of principal executive offices)

(714) 774-5796
Registrant’s telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 5, 2002 was $505,635,841.

The number of outstanding shares of the registrant’s common stock was 56,987,127 as of April 5, 2002.

Documents Incorporated By Reference: Portions of the registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on May 10, 2002, are incorporated by reference into Part III of this Report.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Index To Annual Report On Form 10-K

For the Fiscal Year Ended January 28, 2002

Part I

Item 1. Business

Overview
We own, operate and franchise approximately 3,400 quick-service restaurants (“QSR”), primarily under the brand names Carl’s Jr., and Hardee’s. Carl’s Jr. restaurants are predominately located in California. Hardee’s restaurants are located primarily in the Midwest and Southeast. According to Finance Corporation of America’s 2001 Chain Restaurant Industry Review and Outlook report (based on system-wide sales), CKE Restaurants, Inc.’s (“CKE”, “Management” or the “Company”) Hardee’s and Carl’s Jr. chains are the seventh and eleventh largest QSR hamburger restaurant chains in the United States, respectively. Our system-wide restaurant portfolio at January 28, 2002 consisted of:

	Carl’s Jr.	Hardee’s	Total

Company-operated	443	742	1,185
Franchised and licensed	526	1,648	2,174

Total	969	2,390	3,359

We acquired Hardee’s in 1997. At that time, we had just completed a turnaround of operations at Carl’s Jr. We were aware of Hardee’s operational difficulties, including a trend of declining same-store sales, however we believed that we could implement a strategy to counter the operational difficulties Hardee’s was experiencing. We also believed this acquisition would enable us to expand the scope of our operations and become one of the leading nationwide operators of quick-service hamburger restaurants. Appraisals we obtained from a third party indicated that we had effectively acquired the brand for the value of the property and equipment. We believed that there was significant value in Hardee’s and Carl’s Jr.’s complementary geographic markets and relative menu strengths.

Since the initial acquisition, we acquired an additional 691 Hardee’s restaurants from franchisees in key markets, including 557 restaurants operated by Flagstar Enterprises, Inc. (“FEI”), then the largest Hardee’s franchisee, on April 1, 1998. We believed these additional acquisitions would enable us to exercise further control over, and strengthen, the Hardee’s brand. Additionally, we were advised that FEI planned to sell their restaurants to a competitor, and we believed the loss of these restaurants in Hardee’s prime territory would negatively impact Hardee’s long-term success.

In conjunction with the two-step acquisition of Hardee’s, we incurred a substantial amount of long-term debt and became a highly-leveraged company after the acquisition. We were initially unable to materially alter the declining same-store sales trend at Hardee’s after the acquisition. In fact, the decline in same-store sales continued. Beginning with fiscal year 2000, Hardee’s operating losses and increased interest expense resulted in our operating at a loss. When those Hardee’s operating losses arose, we had approximately $280 million outstanding under our bank facility. Furthermore, although we were not declared in default, we were not in compliance with all of the financial covenants under our bank facility. As a result of these circumstances, we embarked upon a program to sell restaurants with the objectives of reducing bank debt and shifting our restaurant system mix to one that is more franchise than company-operated. We also identified unprofitable restaurants and closed them. We incurred net losses on the sales of Hardee’s restaurants and recorded charges to establish a reserve for closed restaurants. Additionally, we reduced our operating costs to a level more commensurate with the revenue mix resulting from the rebalancing of our system-wide restaurant portfolio. We also were required to write down the carrying value of certain properties and charge a loss to operations, as their performance did not support their carrying values. We have reported losses for each of the last 9 quarters that largely consisted of facility action charges, which are asset impairment charges, restaurant closure reserve charges, and net gains and losses on sale of restaurants.

Our objective is to complete the turnaround of the Company’s operations such that we operate profitably.

Business Turnaround

As discussed above, we are attempting to complete a business turnaround of our operations. To achieve this objective we have taken the following actions:

•	Sold 443 Hardee’s restaurants since the end of fiscal 2000, resulting in $120.7 million of cash proceeds and incurring net losses on sales of $71.7 million.

CKE RESTAURANTS, INC.

•	Sold 143 Carl’s Jr. restaurants, resulting in $116.7 million of cash proceeds and realizing net gains on sales of $69.4 million.
•	Closed 283 Hardee’s and 40 Carl’s Jr. restaurants that we determined could not reasonably be returned to our desired level of profitability.

•	Sold our Taco Bueno concept, consisting of 125 Mexican quick-service restaurants. The net cash proceeds from this sale were approximately $62.4 million.

•	Reduced the operating costs of the Company, including general and administrative expenses. This included reducing our work force.

•
Reduced the outstanding balance on the revolving loan portion of our bank facility to zero during the third quarter of fiscal 2002, through the application of the proceeds from the above activities. Following this, we amended our bank credit facility (see Recent Developments below).

•
Focused our operational efforts on improving the level of quality, service and cleanliness of our Hardee’s restaurants, as we believed that until we made improvements in those areas the declining trend in same-store sales could not be reversed.

•	Focused our new product development efforts on premium products that offer high profit margins. We introduced The Six Dollar Burger™ during fiscal year 2002 at both Carl’s Jr. and Hardee’s.

•	Focused on our brands’ images to ensure they remain relevant to consumers. We believe we have made substantial progress in this regard for Carl’s Jr., and have identified this as a goal for Hardee’s.

•	Remodeled many restaurants and incurred material repair and maintenance charges with the objective of increasing sales in the remodeled and repaired restaurants.

•
Changed our strategy at Hardee’s from the past practice of frequent introduction of new products and offering of products at a discounted price to consumers to a strategy focusing on premium products with less emphasis on the offering of products at discounted prices.

The results of our business turnaround activities have been:

•
We have changed the system-wide mix of restaurants to one that is primarily franchise-operated. At the end of the fiscal year, approximately 55% and 70% of Carl’s Jr. and Hardee’s restaurants were franchised, respectively.

•	We have closed many unprofitable restaurants.

•	We paid down our existing bank facility and arranged for a new bank facility (see Recent Developments below).

•	We have improved the quality, service and cleanliness of our Hardee’s restaurants.

•	Our same-store sales trends, for company-operated restaurants, by quarter, for each brand are:

Fiscal 2002	Carl’s Jr.	Hardee’s

First Quarter	0.7%	(4.2)%

Second Quarter	2.3%	1.0%
Third Quarter	6.1%	1.0%
Fourth Quarter	4.3%	6.4%
Fiscal 2001

First Quarter	3.6%	(6.2)%
Second Quarter	2.3%	(8.4)%
Third Quarter	1.1%	(6.3)%
Fourth Quarter	(0.4)%	(10.7)%

CKE RESTAURANTS, INC.

•	Quarterly net income (loss) by segment has been (in millions):

Fiscal 2001	Carl’s Jr.	Hardee’s	Other	Total Without Facility Action Charges	Facility Action Charges (Gains)	As Reported

First Quarter	$9.5	$(10.1)	$(2.8)	$(3.4)	(0.9)	(2.5)
Second Quarter	$6.5	$(2.0)	$(0.5)	$4.0	17.9	(13.9)
Third Quarter	$1.9	$5.9	$(2.9)	$4.9	34.3	(29.4)
Fourth Quarter	$(7.1)	$(46.0)	$(1.9)	$(55.0)	93.3	(148.3)

Fiscal 2002

First Quarter	$16.5	$(15.8)	$(9.7)	$(9.0)	28.2	(37.1)
Second Quarter	$9.4	$(14.1)	$(1.6)	$(6.3)	30.5	(36.8)
Third Quarter	$14.3	$(9.5)	$(4.4)	$0.4	2.1	(1.7)
Fourth Quarter	$13.2	$(12.3)	$1.4	$2.3	10.6	(8.3)

See further discussion regarding facility action charges in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Strategies
As shown in the segment quarterly net income (loss), table above, as well as the information contained in the notes to the consolidated financial statements, Carl’s Jr. operates profitably and Hardee’s operates at a loss. In viewing the segments, we allocate much of our general and administrative expenses and all of our interest to each of the segments. On that basis, Hardee’s has been operating at a loss, excluding facility action charges, of approximately $4.3 million per month during the last fiscal year. In order for our business turnaround to be successful, we must improve Hardee’s operations.

We expect to execute our business turnaround through the following strategies:

•	Continue our focus on quality, service and cleanliness at Hardee’s.

•	Working with our outside advertising firm, develop an updated brand image for Hardee’s with the objective of reconnecting the brand with today’s QSR consumer.

•	Continue to maintain the Carl’s Jr. brand’s profitability.

•	Continue our focus on premium, rather than discounted, products.

•	Continue our focus on cost control.

•	Grow our system by opening 5 to 10 new Carl’s Jr. restaurants and 5 to 10 new Hardee’s restaurants next fiscal year.

•	Continue our programs to remodel up to 180 Hardee’s restaurants, and install charbroilers in all our Hardee’s restaurants.

•	Integrate the acquisition of Santa Barbara Restaurant Group, Inc. (“SBRG”) (see Recent Developments below).

•	Develop a strategy for addressing the maturity of our approximately $159.2 million of convertible notes (see Item 7– Management’s Discussion and Analysis of the Results of Operations below).

The key success factor in operating Hardee’s profitably is increasing sales. At the end of the fiscal year, the average-unit volume (“AUV”) at our company-owned Hardee’s restaurants was approximately $763,000. We estimate that for the concept to operate profitably, the AUV must be in the range of $850,000 to $900,000. We can provide no assurance that we will be successful in improving Hardee’s AUV to those levels. For fiscal 2002, Hardee’s franchisee AUV was $835,000

CKE RESTAURANTS, INC.

Restaurant Concepts

Carl’s Jr.

Concept.    We believe that our Carl’s Jr. restaurants offer superior food quality, a diverse menu and attentive customer service, which differentiate Carl’s Jr. from its competitors and are critical to its success. Carl’s Jr. restaurants focus on offering customers a quality dining experience, including premium products, at a reasonable price. The menu at Carl’s Jr. features freshly prepared food items that appeal to a broad audience. We generally make Carl’s Jr. charbroiled hamburgers, chicken sandwiches and signature items at the time of the customer’s order, applying exacting quality standards and offering them in generous portions. By providing partial table service, unlimited drink refills and an attractive restaurant decor, Carl’s Jr. restaurants offer a pleasant, customer-friendly environment. We believe that our focus on our customers and customer service, superior food quality and generous portions enables Carl’s Jr. restaurants to maintain a strong price-value image with customers that has met with relative success. Our Carl’s Jr. AUV’s were $1.2 million at January 28, 2002.

Menu and Restaurant Design.    Carl’s Jr. restaurants offer a variety of products that have a strong reputation for quality and taste. The Carl’s Jr. menu is relatively uniform throughout the chain and features several charbroiled hamburgers and chicken sandwiches, including The Six Dollar Burger™, Famous Star, Western Bacon Cheeseburger, Super Star, Charbroiler Chicken Sandwiches, Crispy Chicken Sandwiches, the Sourdough Bacon Cheeseburger and the Spicy Chicken Sandwich. We also offer a fish sandwich, stuffed baked potatoes, prepackaged salads, french fries, onion rings and fried zucchini. Most Carl’s Jr. restaurants also have self-service salad bars and a breakfast menu including eggs, bacon, sausage, French Toast Dips®, the Sunrise Sandwich®, Croissant Sunrise Sandwich™ and a breakfast burrito. In addition, the restaurants sell a variety of promotional products on a limited basis. Carl’s Jr. was among the first to offer self-service salad bars and all-you-can-drink beverage bars.

Most Carl’s Jr. restaurants are freestanding, ranging in size from 2,500 to 4,000 square feet, with a seating capacity of 65 to 115 persons and drive-thru facilities. Some restaurants are located in shopping malls and other in-line facilities. Currently, several building designs and floor plans are in use system-wide, depending upon operational needs, local zoning requirements and real estate availability.

Substantially all of our Carl’s Jr. restaurants have bright colored exteriors, red awnings and a large, tilted Happy Star® logo. The interiors feature the same bright colors, food murals, display cases for salads and desserts and accent lighting throughout the dining area. We believe that Carl’s Jr.’s restaurant design further increases consumer awareness of the Carl’s Jr. brand. Over the next year we plan to develop a prototype for a more updated design and commence on a remodel program for selected Carl’s Jr. restaurants.

Operations.    We strive to maintain high standards in all products and equipment used by our restaurants, as well as our operations related to food preparation, service and cleanliness. We generally prepare or assemble hamburgers and chicken sandwiches at Carl’s Jr. restaurants after the customer has placed an order and serve them promptly. We charbroil hamburger patties and chicken breasts in a gas-fired double broiler that sears the meat on both sides in a uniform heating and cooking time.

A general manager who has received nine to 13 weeks of management training operates each company-operated Carl’s Jr. restaurant. This training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. The general manager trains other employees in accordance with our guidelines. District managers, who are responsible for 11 to 14 restaurants, also supervise general managers. Approximately 50 district managers are under the supervision of a regional vice president, who regularly inspects the operations in their respective district and region.

Dual-Branding.    Dual-branding allows a single restaurant to offer consumers two distinct brand menus. In May 1995, we entered into an initial agreement with SBRG to offer the Green Burrito® menu at selected Carl’s Jr. locations. We believe Green Burrito’s position in the popular Mexican food segment and its dinner menu orientation complement the Carl’s Jr. menu. Customers of the Carl’s Jr./Green Burrito dual-brand restaurants are able to order items from both menu boards located at the same counter. Both menus are also available to customers utilizing the drive-thru. The Green Burrito menu offered at the dual-brand restaurants features a wide variety of traditional Mexican food items, including burritos, enchiladas, tacos, taquitos and nachos, as well as combination meals which are served with rice and beans. A variety of

CKE RESTAURANTS, INC.

condiments such as jalapeno peppers, hot sauce and mild and hot salsa are available at self-serve salsa bars so that customers can spice and garnish their meals according to individual taste. In order to convert an existing Carl’s Jr. restaurant to a Carl’s Jr./Green Burrito restaurant, the additional equipment necessary to offer the Green Burrito menu is added to the Carl’s Jr. restaurant, as well as new menu boards and new signage, both inside and outside, indicating the offering of both brands. In most cases, changes to the seating area or other parts of the physical structure of the restaurant are unnecessary. We believe that this dual-branding program has attracted new customers, while increasing the frequency of customer visits at converted restaurants. Our dual-branded Carl’s Jr./Green Burrito restaurants have the highest average unit volumes in the system, at $1.3 million at January 28, 2002.

As of January 28, 2002, 107 Carl’s Jr. company-operated locations have been converted to Carl’s Jr./Green Burrito dual concept restaurants, and we paid a franchise fee and royalty to SBRG, the owner of the Green Burrito brand. At the end of fiscal 1996, we elected to sub-franchise, and shortly thereafter began offering, the Carl’s Jr./Green Burrito dual-brand to our franchise community. As of January 28, 2002, 88 franchised Carl’s Jr. restaurants have been converted to the Carl’s Jr./Green Burrito concept. On March 1, 2002, we acquired SBRG (see Recent Developments below), which owns the Green Burrito brand. This acquisition gives us control of the menu and further development of the brand, and eliminates our franchise fee and royalty expense. We receive a franchise fee for each franchise conversion and royalties from our franchisees’ Green Burrito food sales.

Franchised and Licensed Operations.    Our franchise strategy is designed to further the development of the Carl’s Jr. chain and reduce the total capital we need to develop new Carl’s Jr. restaurants. Franchise arrangements with Carl’s Jr. franchisees, which operate in Arizona, California, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas and Utah, generally provide for initial fees and continuing royalty payments and advertising fees to us based upon a percentage of gross sales (generally 4% for royalties and 5% to 7% for advertising). Additionally, most franchisees purchase food, paper and other supplies from us. Franchisees may also be obligated to remit lease payments for the use of company-owned or leased restaurant facilities and to pay related occupancy costs, which include maintenance, insurance and property taxes. We also plan to continue to pursue non-traditional franchise development opportunities through innovative formats, including gasoline stations, convenience stores and institutional food service outlets.

Our franchising and licensing philosophy is that only candidates with appropriate operational experience and financial stability are considered for the program. Specific net worth and liquidity requirements must be satisfied. Area development agreements generally require franchisees to open a specified number of Carl’s Jr. restaurants in a designated geographic area within a specified time period.

As of January 28, 2002, our Carl’s Jr. franchisees and licensees operated 526 Carl’s Jr. restaurants. The majority of our Carl’s Jr. franchisees own more than one restaurant, with 22 franchisees owning seven or more restaurants. We presently anticipate that our Carl’s Jr. franchisees and licensees will open approximately 35 new Carl’s Jr. restaurants during fiscal 2003.

Purchasing and Distribution.    We purchase most of the primary food products and packaging supplies used in our Carl’s Jr. restaurant system and warehouse and distribute such items to both company-operated and franchised Carl’s Jr. restaurants. Although not required to do so, all of our Carl’s Jr. franchisees in California purchase most of their supplies from us. Our Carl’s Jr. restaurant chain is one of the few businesses in the quick-service restaurant industry that has elected not to outsource all of its distribution activities because we believe our mature procurement process allows us to effectively manage our food costs, provide adequate quantities of food and supplies at competitive prices, and generate revenue from Carl’s Jr. franchisees by adding a nominal mark-up to cover direct costs and provide better overall service to our restaurants in California. We seek competitive bids from suppliers on many of our products, approve suppliers of those products and require them to adhere to our established product specifications. However, for our outlying markets, we are in the process of analyzing our distribution center business and other options for distributing food products and supplies to these Carl’s Jr. restaurants.

Hardee’s
Concept.    Hardee’s has a leading market presence in the Southeastern and Midwestern United States. The Hardee’s restaurant chain offers a variety of menu items, including breakfast and certain made-to-order lunch and dinner offerings

CKE RESTAURANTS, INC.

(including charbroiled hamburgers in those restaurants that have been remodeled). Hardee’s restaurants emphasize hometown hospitality by providing generous portions at reasonable prices in a friendly environment. Currently, Hardee’s has shifted its focus from discount, variety products to premium products, such as The Six Dollar Burger™.

Menu and Restaurant Design.    Hardee’s restaurants currently offer hamburgers, chicken sandwiches, roast beef sandwiches and fish sandwiches for lunch and dinner, as well as fried chicken in our restaurants located in certain markets. Unlike many quick-service hamburger restaurants, a significant portion of Hardee’s day part is breakfast. Breakfast generates approximately 40% of Hardee’s overall operating revenue, one of the highest in the quick-service hamburger industry. Hardee’s breakfast menu features Made From Scratch™ biscuits, biscuit breakfast sandwiches and other items such as hash rounds and breakfast platters. Substantially all of Hardee’s restaurants have drive-thru facilities, and selected restaurants are open 24 hours a day, primarily on the weekends. Most Hardee’s restaurants are freestanding, ranging in size from 3,000 to 3,500 square feet, with a seating capacity of 75 to 100 persons. Currently, several building designs and floor plans are in use system-wide, depending upon operational needs, local zoning requirements and real estate availability.

Since our acquisition of Hardee’s, we introduced certain made-to-order lunch and dinner menu items that are currently served in our Carl’s Jr. restaurants, such as The Six Dollar Burger™, the Famous Star and other signature products from Carl’s Jr. Our efforts to improve operations at Hardee’s have begun producing positive results. As shown in the table on page 2, Hardee’s has experienced three consecutive quarters of positive same-store sales after several years’ decline. We have also begun implementing the Carl’s Jr.-style limited table service and added “all-you-can-drink” beverage bars in all of our Hardee’s restaurants. Additionally, we are remodeling our Hardee’s restaurants to a new “Star Hardee’s” format, which we designed to update and revitalize the Hardee’s brand with the menu and operating qualities of Carl’s Jr. A Star Hardee’s remodel involves installing charbroilers in the kitchens, remodeling the interior and exterior of the restaurant and installing new signage that accents the Hardee’s name with a Star logo. Over the past year, we, along with some franchisees, have been able to revise the remodel, and thus have been able to significantly reduce the cost. We believe that the revised remodels offer consumers the same quality dining experience as the original Star Hardee’s conversion.

As of January 28, 2002, we had remodeled 385, or approximately 52%, of our Hardee’s company restaurants.

Operations.    We strive to maintain high standards in all products and equipment used by our Hardee’s restaurants, as well as the operations related to food preparation, service and cleanliness. Our initial attempts to implement all of the elements in a typical Carl’s Jr. restaurant at a Hardee’s did not yield the improvements that we had anticipated. Therefore, we identified those elements that we believed had been successfully transitioned in Hardee’s markets, primarily the installation of gas-fired charbroilers, and focused on those changes on a go-forward basis. Additionally, we have focused on the fundamentals of restaurant operations: quality, service and cleanliness. It is our belief that a renewed focus on those factors forms the basis for improved restaurant operations and the recent increases in same-store sales.

Franchised and Licensed Operations.    Franchise agreements with Hardee’s franchisees, who operate restaurants in the Southeastern and Midwestern United States, generally provide for initial fees and continuing royalty payments to us based upon a percentage of gross sales (generally 4%). Franchisees are required to purchase certain inventory and supplies from approved suppliers and are required to spend a minimum percentage of sales each month on advertising. In addition, most franchisees are required to purchase and install all fixtures, furnishings, signs and equipment specified in the approved site layout and plan. Prior to the opening of franchised restaurant, the general manager of each franchise is required to attend and complete our company-sponsored training program. Franchisees may also be required to remit lease payments for the use of our company-owned or leased restaurant facilities and to pay related occupancy costs.

At Hardee’s, average unit volumes for our international licensed restaurants were $762,000 in fiscal 2002 and total sales at Hardee’s international restaurants exceeded $78.1 million.

Since our acquisition of Hardee’s, we have worked to develop and enhance a productive relationship with our Hardee’s franchisees. We have been supportive in establishing a franchise association and have improved communications with franchisees. As a result, our Hardee’s franchisees have collectively increased their level of royalty payment and advertising contribution compliance. Our Hardee’s franchisees have joined us in our Star Hardee’s remodel program and, as of January 28, 2002, operated 500 franchised Star Hardee’s restaurants.

CKE RESTAURANTS, INC.

As of January 28, 2002, franchisees and licensees operated 1,648 Hardee’s restaurants. The majority of our Hardee’s franchisees own more than one restaurant, with 32 franchisees owning 10 or more restaurants.

Purchasing and Distribution.    We currently purchase substantially all of the food, packaging and cleaning products sold or used in our Hardee’s restaurants from Fast Food Merchandisers, Inc. (“FFM”) and MBM Corporation (“MBM”). MBM, which was the primary distributor for FEI, acquired FFM in 1998, and consequently consolidated substantially all of Hardee’s distribution requirements. FFM and MBM currently distribute products to company-operated restaurants and to many of the Hardee’s restaurants operated by our franchisees. Pursuant to the terms of the distribution agreements, we are obligated to purchase substantially all of our specified product requirements from FFM and MBM for remaining terms of four years each. The prices we pay for FFM and MBM products, and the delivery fees we pay each distribution service, are subject to adjustment in certain circumstances, which may include increases resulting from changes in the distributor’s cost structure.

Investments in Other Restaurant Concepts
In the past, we have invested in other restaurant concepts, as described below (see also Note 8 of Notes to the Consolidated Financial Statements). In fiscal 2002, we shifted our primary focus to our core concepts.

Rally’s and Checkers.    Through a series of transactions, the Company has various investments in Checkers Drive-In Restaurants, Inc. (“Checkers”) which, as of January 28, 2002, consisted of common stock and warrants to purchase common stock. Checkers operates and franchises approximately 427 Checkers and 427 Rally’s double drive-thru quick-service hamburger restaurants, primarily in the Southeastern and Midwestern United States. Through fiscal 2002, we accounted for our investment in Checkers under the equity method of accounting, as our Chairman of the Board was the Chairman of Checkers. During the fourth quarter of fiscal 2000, we wrote-down our investment in Checkers by $16.6 million to its fair market value upon our conclusion that the investment had experienced an other than temporary decline in value. Further, as a result of recognizing our share of the net losses of Checkers, our investment in Checkers was zero as of January 31, 2000. Our Chairman is no longer the chairman of Checkers, however, he is still a member of the Board of Directors. During fiscal 2002 and 2001, we sold 358,000 and 657,000 shares respectively, and generated net proceeds of $2.2 million and $1.9 million respectively. On April 5, 2002, CKE exercised its warrant to purchase shares of Checker’s stock and received net shares of 436,000. As of April 5, 2002 we own 982,030 shares of Checker’s stock, respresenting 8.6% of the outstanding shares.

Boston Market.    We held a minority interest in Boston West, LLC (“Boston West”), which operated Boston Market restaurants in designated markets in Southern California as a franchised area developer of Boston Chicken, Inc. (“BCI”), the franchisor of the Boston Market restaurant concept. BCI and its Boston Market subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code on October 5, 1998. In a separate action, on November 9, 1998, Boston West filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in order to restructure its overall operations. In April 2000, Boston Market Corporation (“BMC”), a wholly-owned subsidiary of McDonald’s Corp., acquired BCI’s rights, claims and interests relating to Boston West. As a result, Boston West and BMC filed a joint plan of reorganization that was approved by the bankruptcy court. Under this plan, we no longer have an ownership interest in Boston West or any of the Boston Market restaurants operated by Boston West. Additionally, under the plan, Boston West was dissolved.

Taco Bueno.    On June 10, 2001, we sold our Taco Bueno concept. The net proceeds from the sale were approximately $59.1 million and were used to permanently reduce our bank debt (see Note 2 of Notes to the Consolidated Financial Statements).

Santa Barbara Restaurant Group.    On March 1, 2002 we acquired Santa Barbara Restaurant Group, Inc. and its La Salsa, Green Burrito and Timber Lodge Steakhouse restaurant brands (see Recent Developments and Note 2 of Notes to the Consolidated Financial Statements).

Although we have no present intention to acquire additional interests in other restaurant concepts, we may do so in the future depending on the business prospects of the restaurant concept, the availability of financing at attractive terms, alternative business opportunities available to us, the consent of our senior lenders, if required, and general economic conditions.

CKE RESTAURANTS, INC.

Critical Accounting Policies
Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgements involve estimations about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. Specific risks associated with these critical accounting policies are described in the following paragraphs.

For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. We believe our most significant policies require:

•	Estimation of future cash flows used to assess the recoverability of long-lived assets and establishment of store closure reserves.

•	Determination of the appropriate allowances associated with franchise and license receivables and contingent liabilities.

•	Estimation, using actuarially determined methods, of our self-insured losses under our workers’ compensation and fire and general liability insurance programs not covered under our stop-loss policy.

•	Estimation of our net deferred income tax asset valuation allowance.

A detailed description of the critical accounting policies are as follows.

Impairment of property, equipment, property held for sale and goodwill
We evaluate the carrying value of assets for impairment when the operations of the brand, or certain restaurants in the brand, experience a negative event (i.e., significant downturn in operations, natural disaster, restaurant closures, etc.). When these events are identified, we review the last two years of operations on a restaurant-by-restaurant basis and, if there are increasing losses, we estimate future undiscounted cash flows. If the projected cash flows do not exceed the carrying value of the assets, including goodwill, which is allocated to each restaurant for this purpose, we write-down the assets to fair value, based on either (1) estimated net proceeds our third party broker (a related party — see Item 13. – Certain Relationships and Related Transactions) believes it can obtain in a sale of the site, (2) discounted projected cash flows, or (3) historical net proceeds obtained on other similar surplus property sales.

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows we generally use the financial assumptions in our strategic plan and modify them if the operators believe other factors should be used. Additionally, in determining the amount we can obtain in a sale of a site, we use our broker’s knowledge of the area the property is located in and current sales trends. See discussion of SFAS 142 “Goodwill and Other Intangible Assets” on page 33.

Statement or Financial Accounting Standard No. 142 (“SFAS 142”)

Self-insurance
We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, fire and general liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation claims over $250,000 and individual general liability claims over $500,000. Insurance liabilities and reserves are accounted for based on the net present value of independent actuarial estimates of the amount of loss expected. These estimates rely on actuarial observations of historical claim loss development for similar events. We continually evaluate the potential for changes in loss estimates, and use the results of these evaluations to adjust recorded provisions.

The assumptions used by the independent actuary to determine the liability balance are based on the average historical loss rates we’ve incurred. If the actual loss development is better or worse than the development estimated by the actuary, we will modify the reserve and it will be reflected in future operating performance. Additionally, if we experience a higher than expected number of claims or the costs of claims rise more than we expected, then the actuary will probably adjust expected losses upward and our future self-insurance costs will rise.

Store closure reserves
We make decisions to close restaurants based on prospects for future estimated profitability. Our restaurant operators evaluate each restaurant’s performance each financial period. When restaurants perform poorly, we consider the

CKE RESTAURANTS, INC.

demographics of the location as well as the likelihood of being able to turn an unprofitable restaurant around. Based on the operator’s judgment, we estimate the future cash flows. If we determine that the restaurants will not be profitable, and there are no contractual requirements to continue operating the restaurant, we close the restaurant. Additionally, franchisees may close restaurants for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish a store closure reserve if we decide not to operate the restaurant as a company-operated restaurant. We establish the reserve in the period we decide to close a restaurant, which may be before the actual closure date.

The store closure reserve for vacant properties is generally based on the term of the lease and the lease termination fee we expect to pay, as well as maintenance costs. The amount of the reserve established is generally the net present value of these estimated future payments.

The interest rate used to calculate the net present value of these reserves is based on our incremental borrowing rate at the time the reserve is established. The related discount is amortized and shown as interest expense in our Statement of Operations.

One significant assumption used in determining the amount of store closure reserves is the estimated costs to maintain leased and owned vacant properties. Additionally, the amount of the reserve established for future lease payments on vacant restaurants is based upon our third-party broker’s assessment of its ability to successfully negotiate early termination of our lease agreements with the lessors.

If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or terminate leases, we may need to record additional reserves. If the leases on the vacant restaurants are not terminated on the terms we used to estimate the reserves, we may be required to record losses in future periods. Conversely if the leases on the vacant restaurants are terminated on more favorable terms than we used to estimate the reserves, we may reverse previously established reserves.

Franchise and licensed operations
We monitor the financial condition of franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. We review quarterly each franchisee’s account, focusing on those that are past due, and determine a specific reserve for each account, if necessary, including notes receivable. Additionally, we cease recording royalties from franchisees that are delinquent in paying or in default until such time as we have a history of timely payments.

Depending on the facts and circumstances, there are a number of different actions we may take to resolve collections issues. These may include the sale of franchise restaurants to us or to other franchisees, a modification to the franchise agreement which may include a provision for reduced royalty rates in the future (if royalty rates are not sufficient to cover our costs of service over the life of the franchise agreement, we record the estimated loss at the time we modify the agreements), a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary obligee – see further discussion below) or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most probable action that will occur. If we believe we will operate the restaurants as company operated restaurants, the allowance for loss is recorded net of the estimated fair value of the related restaurant assets.

As part of our re-franchising program, many of the restaurants that we sold to franchisees were on leased sites. Generally, we remained principally liable for the lease and entered into a sublease with the franchisee for the same terms of the primary lease. We account for the sublease payments received as franchising rental income and our payments on the leases as rental expense in franchising expense. As of January 28, 2002, the net present value of the total obligation on such lease arrangements was $40.2 million.

The determination of when to establish a reserve for future lease obligations on restaurants operated by franchisees for which we are the primary obligee is based on the date that the following events occur:

(1)	a franchisee and the Company mutually make the decision to close a restaurant and we will assume the responsibility for the lease;

CKE RESTAURANTS, INC.

(2)	when a franchise agreement is terminated or the franchisee declares bankruptcy; or

(3)	we enter into a workout agreement with a financially troubled franchisee, where we agree to make part or all of the lease payment for the franchisee.

The amount of the reserve is established using the methodology described in the “Store Closure Reserve” section above. We have not established reserves for troubled franchisees (i.e., those franchisees that are delinquent or for which we have entered into a workout arrangement) who, as of January 28, 2002, are still making timely rent payments but may have problems in the future. The net present value of the related lease obligation with franchisees in these circumstances is approximately $14 million.

The lease reserve for closed franchise restaurants is dependent on our ability to successfully negotiate early termination of our lease agreements with our lessors within the ranges we estimated to establish the reserve.

If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future.

Valuation allowance for net deferred tax asset
As disclosed in Note 1 of Notes to the Consolidated Financial Statements, we record net deferred tax assets. Annually, we assess the likelihood that our net deferred tax assets will be recovered from future taxable income.

During fiscal 2001, because we had experienced two years of net operating losses, we established a 100% valuation reserve for our net deferred tax asset. Reversal of the reserve is dependent upon the Company reporting taxable operating profits in future periods.

The assumptions used to determine this reserve are based on suggested guidance from the Securities and Exchange Commission regarding the definition of the ‘more likely than not” criterion contained in SFAS No. 109.

Competition
The restaurant business is intensely competitive and affected by changes in a geographic area, changes in the public’s eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and local traffic patterns. Key elements of competition in the industry are the quality and value of food products offered, quality and speed of service, advertising effectiveness, brand name identification, restaurant locations and attractiveness of facilities.

We primarily compete with major restaurant chains, some of whom dominate the quick-service restaurant industry, and also compete with a variety of other take-out foodservice companies and fast-food restaurants. Our competitors also include a variety of mid-price, full- service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, as well as supermarkets and convenience stores. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources and higher franchise AUV’s.

Trademarks and Service Marks
We own numerous trademarks and service marks, and have registered many of those marks, including Carl’s Jr., the Happy Star logo, Hardee’s and proprietary names for a number of the Carl’s Jr. and Hardee’s menu items, with the United States Patent and Trademark Office. We believe our trademarks and service marks have value and play an important role in our marketing efforts.

Government Regulations
Each company-operated and franchised restaurant must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. In addition, these restaurants must comply with federal and state environmental regulations, but those regulations have not had a material effect on the restaurants’ operations. Stringent and varied requirements of local governmental bodies with respect to

CKE RESTAURANTS, INC.

zoning, land use and environmental factors can delay and sometimes prevent development of new restaurants and remodeling of existing restaurants in particular locations.

We are also subject to federal laws and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may include substantive standards regarding the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchise agreements or otherwise alter franchise arrangements. We believe we are operating in substantial compliance with applicable laws and regulations governing our franchise operations.

We, and our franchisees, must comply with the Fair Labor Standards Act and various federal and state laws governing employment matters, such as minimum wages, overtime pay practices, child labor laws and other working conditions and citizenship requirements. Many of our employees are paid hourly rates related to the federal and state minimum wage laws and, accordingly, increases in the minimum wage increase our labor costs.

The Company monitors its facilities for compliance with the Americans with Disabilities Act (“ADA”) in order to conform to its requirements. Under the ADA, the Company could be required to expend funds to modify its restaurants to better provide service to, or make reasonable accommodation for the employment of, disabled persons. We believe that such expenditures, if required, would not have material adverse effect on the Company’s operations.

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

We cannot assure you that all such environmental conditions have been identified by us. These conditions include the presence of asbestos-containing materials, leaking underground storage tanks and on-site spills. Further, certain properties formerly had landfills, historic industrial use, gasoline stations and/or dry cleaning businesses located on or near the premises. Corrective action, as required by the regulatory agencies, has been undertaken at some of the sites, although the majority of these sites are being remediated by former landowners or tenants. The enforcement of our rights against third parties for environmental conditions, such as off-site sources of contamination, may result in additional transaction costs for us.

Seasonal Operations
Our operations, particularly those of the Hardee’s brand, are seasonal in nature and subject to disruption from severe weather.

Government Contracts
No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Research and Development
We operate a research and development facility in California. While research and development activities are important to our business, these expenditures are not material.

Backlog
Our company-operated restaurants and our distribution centers have no material backlog orders.

CKE RESTAURANTS, INC.

Employees
We employ approximately 31,000 persons, primarily in restaurants we own and operate and also in our corporate offices and distribution facilities. None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage attributable to labor disputes. Past attempts to unionize our distribution center employees have been rejected by employee votes. We believe our employee relations are good.

Working Capital Practices
Information about our liquidity is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended January 31, 2002, 2001 and 2000 in Part II, Item 7, pages 34 through 36, and the Consolidated Statement of Cash Flows for the years ended January 31, 2002, 2001 and 2000 in Part II, Item 8, page 37 of this Form 10-K.

Recent Developments

Acquisition of Santa Barbara Restaurant Group
On March 1, 2002, we acquired SBRG in a stock-for-stock exchange wherein each share of the common stock of SBRG was exchanged for 0.491 shares of CKE common stock. We issued 6.4 million CKE shares in the merger in exchange for the SBRG shares, and issued 1.6 million CKE options in exchange for SBRG options and warrants, for an estimated purchase price of $81.5 million.

SBRG owns, operates and franchises restaurants under the La Salsa, Timber Lodge Steakhouse and Green Burrito brand names. The La Salsa restaurants are quick-service restaurants featuring traditional Mexican food items. The restaurants, modeled after “taquerias” of Mexico, primarily cater to the lunch and dinner segment, and feature freshly prepared items such as tacos, burritos, taquitos and quesadillas. The Green Burrito restaurants feature a menu of traditional Mexican food items including burritos, tostadas, enchiladas, tacos, gorditas, chile rellenos, tortilla soup, appetizers and non-alcoholic Mexican drinks. Timber Lodge Steakhouse restaurants offer consistently high-quality traditional American meals at moderate prices and in generous portions. Each Timber Lodge Steakhouse incorporates a “north woods’ theme with its log-framed interior, fireplaces, hardwood floors and wood tables, chairs and booths, all of which help to create a cozy feeling of dining in a warm comfortable north woods log cabin.

We believe the SBRG acquisition is a strategic acquisition for us and will provide us with benefits that include control of the Green Burrito brand and the opportunity to enter the fresh-mex segment of the QSR industry through the established La Salsa brand.

Amended Credit Facility
On January 31, 2002, we amended our revolving credit facility to replace our existing $120 million, which expired on February 1, 2002. The amended facility amounts to $100 million. See Note 11 of Notes to the Consolidated Financial Statements for further discussion of the terms.

This new facility will allow us to grow and develop our brands as well as provide for our daily working capital needs and issuance of self-insurance letters of credit.

Disclosure Regarding Forward-Looking Statements
Matters discussed in this Form 10-K contain certain forward-looking statements that are based on management’s beliefs and assumptions, which are derived from information currently known to the Company’s management. Forward-looking statements may include, but are not limited to, descriptions of plans or objectives of the Company’s management for future or past operations, products or services, earnings or other measures of economic performance including statements of profitability of business segments and subsidiaries, estimates of recoverability of long-lived assets, and current repositioning activities including anticipated restaurant closures. Such statements reflect the view of the Company’s management with respect to future events and are subject to risks and uncertainties, such as changes in the fast food industry and changes to the Company’s plans, objectives, expectations and intentions. Should one or more of these risks materialize or should

CKE RESTAURANTS, INC.

underlying beliefs or assumptions prove incorrect, the Company’s actual results could differ materially from those discussed in this Form 10-K. Factors that could cause or contribute to such differences are consumers’ concerns or adverse publicity regarding the Company’s products, effectiveness of operating initiatives and advertising and promotional efforts (especially at the Hardee’s brand), changes in economic conditions, changes in the price or availability of commodities, ability to hire and retain qualified personnel and contain labor costs, ability to compete with competitors, ability to integrate acquisitions or mergers, availability and cost of energy, workers’ compensation and general liability claim experience, ability to judge the impact of competitive products and pricing, changes in the Company’s suppliers’ ability to provide quality and timely products to the Company, our ability to select appropriate restaurant locations, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of the Company’s franchisees, franchisees’ willingness to participate in our strategy, availability of financing for the Company and its franchisees, unfavorable outcomes on litigation, changes in accounting policies and practices, new legislation or government regulation, including environmental laws, and other factors as discussed in the Company’s filings with the Securities and Exchange Commission.

Risk Factors
We are engaged in a business turnaround at the Company. The success of a business turnaround, by its very nature, involves a significant number or risks, many of which are discussed below:

Our ability to pursue new business opportunities, remodel older restaurants and open new restaurants, which are necessary in order to remain competitive and grow, may be impacted by the fact that we are a highly leveraged company
As of the end of the fiscal year, our outstanding indebtedness, including capital leases, was $445.1 million. Our debt level may restrict the pursuit of new opportunities such as business acquisitions. Our substantial indebtedness requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which may prevent us from pursuing plans to open new restaurants and make other capital expenditures necessary to remain competitive in the QSR segment. For instance, the principal measure of success in the QSR segment is same-store sales. Remodeling older restaurants is an effective way to stimulate sales. If we are required to divert cash flow to repayment of debt from the remodeling of older restaurants, as well as opening new restaurants, our future profitability would be adversely affected. Failure to maintain certain financial ratios could cause us to violate the terms of our credit facility and thereby result in acceleration of our indebtedness, impair our liquidity and limit our ability to operate. Our failure to make required debt payments could result in an acceleration of our indebtedness, in which case the lenders would be entitled to exercise their remedies. Our highly-leveraged status may prevent us from accessing credit or equity markets at favorable terms to address future financing needs. The lack of availability of financing to us may prevent us from implementing growth plans or proceeding with operational improvement initiatives, which may place us at a disadvantage compared to our competitors and increase our vulnerability to general adverse economic and industry conditions. Additionally, because we are highly leveraged, it may be more difficult for us to satisfy our obligations under our debt securities, Senior Credit Facility and other indebtedness.

Our future success may be affected by our ability to revitalize Hardee’s
We have been challenged by our efforts to reestablish the connection between Hardee’s and consumers. Our efforts have included new marketing strategies, remodeling restaurants, refranchising restaurants, product variety, use of discounting and a focus on the fundamentals (quality, service and cleanliness). Although Hardee’s has experienced three consecutive quarters of positive same-store sales, Hardee’s is an under-performing brand. Failure to further revitalize the brand may have a significant negative effect on our success.

Our success may be dependent on our franchisees’ participation in our strategy
Our franchisees are an integral part of our business. We may be unable to successfully implement our brand strategies if our franchisees do not participate in that implementation. The failure of our franchisees to continue to focus on the fundamentals of restaurant operations (quality, service and cleanliness) may have a negative impact on our success.

Our financial results may be affected by our franchisees
We receive revenue from our franchisees. Our financial results are somewhat contingent upon the operational and financial success of our franchisees, including implementation of our strategic plans, as well as their ability to secure adequate financing. If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection

CKE RESTAURANTS, INC.

rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased revenues. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future.

Our business may be adversely affected by unfavorable economic conditions and increased operating costs adversely affect our results of operations and financial condition
Recently, the United States of America has experienced an economic downturn. When the American consumer has more to spend, restaurant trends are positively impacted, especially the QSR-segment, as it is a cash market. Because of the relatively low average guest check in the QSR segment, approximately $5.00, the QSR has historically attracted consumers that are either lower income and/or pressed for time. Due to the low average check, the QSR segment is relatively recession resistant. However, if the national trend were to be a severe economic downturn, the resulting impact on our customers’ disposable incomes would have a negative impact on our sales. Our profitability could also be negatively impacted if we face increased costs for food, fuel, utilities, wages, clothing and equipment, and are unable to recover them through price increases.

Our business depends on our ability to obtain commodities
Operation of our restaurants requires the purchase of energy and agriculture products. Occasionally, the availability of such commodities is limited due to circumstances beyond our control. If we are unable to obtain such products we may be unable to offer certain products. Also, if the cost of such commodities increases we may be unable to implement appropriate price increases.

Our success depends on our ability to compete with our competitors
The foodservice industry is intensely competitive with respect to the quality and value of food products offered, concept, service, price, dining experience and location. We compete with major restaurant chains, some of whom dominate the quick-service restaurant industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, as well as supermarkets and convenience stores. Many of our competitors have substantially greater brand recognition and financial, marketing, operating and other resources than we have, which may give them competitive advantages. Our competitors could also make changes to pricing or other marketing strategies that may impact us. As our competitors expand operations, we expect competition to intensify. Such increased competition could have a material adverse effect on our financial condition and results of operations.

Our business depends on our suppliers’ abilities to provide quality products to us timely.
Our profitability is dependent upon, among other things, our ability to offer fresh, high-quality food at moderate prices. While we continue to operate our own distribution business for most of our Carl’s Jr. system, we rely upon independent distributors for our Hardee’s restaurants. In particular, our Hardee’s restaurants depend on the distribution services of two distributors, MBM Corporation, (“MBM”) an independent supplier and distributor of food and other products, and Fast Food Merchandisers, Inc. (“FFM”), which MBM recently acquired. MBM and FFM are responsible for delivering food, paper and other products from our vendors to our Hardee’s restaurants on a regular basis. MBM and FFM also provide distribution services to a large number of our Hardee’s franchisees. Any disruption in these distribution services could have a material adverse effect on our business. In addition, our dependence on frequent deliveries of food and paper products subjects our restaurants to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients.

Given recent events regarding livestock diseases in various parts of the world, it is possible that the production and supply of beef could be negatively impacted in the future. A reduction in the supply of beef could have a material effect on the price at which it could be obtained, which could have a material negative impact on our results.

Our business may be significantly impacted by consumer preferences and perceptions
Foodservice businesses are often affected by changes in consumer tastes and perceptions. Traffic patterns and demographics, as well as the type, number and locations of competing restaurants may adversely affect the performance of individual restaurants. Multi-unit foodservice businesses such as ours can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one or a limited number of restaurants. We can be similarly affected by consumer concerns with respect to the nutritional value of quick-service food.

CKE RESTAURANTS, INC.

Unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and unemployment tax rates), increases in the number of locations of competing quick-service restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect our financial condition and results of operations.

Our business may suffer due to our ability to hire and retain qualified personnel or if labor costs continue to increase
Until recently, the United States of America has experienced reduced levels of unemployment. Given that our restaurant level workforce requires large numbers of both entry level and skilled employees, low levels of unemployment could compromise our ability to provide quality service in our restaurants. From time to time, we have had difficulty hiring and maintaining qualified restaurant management personnel. Increases in the minimum wage have impacted our labor costs. Due to the labor-intensive nature of our business, a continued shortage of labor or increases in wage levels could have a negative effect on our results of operations.

Our sales and profits may be materially and adversely affected by our ability to successfully integrate acquisitions or mergers or derive the benefits we expect
Out future results of operations and cash flow may depend in part upon our ability to integrate acquisitions and mergers such as the acquisition of SBRG. If we are unable to achieve the strategic operating objectives we anticipate from such acquisitions we may experience increased costs or decreased sales which would have a negative impact on our results from operations. Strategic operating initiatives that we may be unable to achieve include, economies of scale in operations, cost reduction, sales increases or marketing initiatives. The recoverability of the goodwill expected to arise from the acquisition, approximately $40 million as disclosed in the Joint Proxy Statement/Prospectus dated January 30, 2002, is dependent upon the ability of SBRG to operate profitably.

Our business may be impacted by increased insurance costs
In the past we have been negatively affected by increases in both workers’ compensation insurance and general liability insurance due to our claims experience and rising healthcare costs. Although we seek to manage our claims to prevent increases, such increases can occur unexpectedly and without regard to our efforts to limit them. If such increases occur, we may be unable to pass them along to the consumer through product price increases, resulting in decreased income.

Our operations are seasonal and heavily influenced by weather conditions
Weather, which is unpredictable, can impact our sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants. A heavy snowstorm can leave an entire metropolitan area snowbound, resulting in a reduction in sales. Our first and fourth quarters, notably the fourth quarter, include winter months when there is historically a lower level of sales. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods adversely impacts our operating margins, resulting in restaurant operating losses. These adverse, weather-driven events principally arise at our Hardee’s restaurants. For these reasons, a quarter-to-quarter comparison is not a good indication of our performance or how we may perform in the future.

Our financial results may be impacted by our ability to construct new restaurants or complete remodels
In recent years, we have not opened a significant number of new restaurants as all available cash was used to repay bank indebtedness . Our strategic plan, and a component of our business turnaround, includes the construction of new restaurants and the remodeling of existing restaurants, including the installation of charbroilers. The Company and its franchisees face competition from other restaurants operators, retail chains, companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of the Company’s expansion plans. If we experience delays in the construction process we may be unable to complete such construction activities at the planned cost, thereby adversely affecting our future results from operations. Additionally, there can be no assurance that such remodels and conversions will increase the revenues generated by these restaurants or, even if revenues are initially increased, that such increases will be sustainable. Likewise, we cannot be sure that the sites we select for new restaurants will indeed result in restaurants whose sales results meet our expectations.

Our business may be affected by unfavorable outcomes on litigation.
As discussed below under the heading Item 3 – Legal Proceedings, we have thousands of interactions and transactions each day with vendors, franchisees, customers, employees and others. In the ordinary course of business, disputes may arise for a number of reasons. We cannot be certain that we will prevail in every action brought against us.

CKE RESTAURANTS, INC.

Our business is subject to requirements imposed by governmental regulations or interpretation of governmental regulations may change and require us to incur substantial expenditures to comply
We are subject to governmental regulation at the federal, state and local level in many areas of our business, such as food safety and sanitation, the sale of alcoholic beverages, environmental issues and minimum wage. While we endeavor to comply with all applicable laws and regulations, governmental units may make changes in the regulatory frameworks that we operate in that may require us to incur substantial cost increases in order to comply with such laws and regulations. While we attempt to comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all laws and regulations at all times or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, we may be subject to sanctions or civil remedies, including fines and injunctions. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business and results of operations.

Our operations are regulated by environmental laws
We are subject to various federal, state and local environmental laws. These laws govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurant or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. Although we are not aware of any such conditions, the costs of such cleanup could be significant have a material effect on our financial results.

Executive Officers of the Registrant
Our executive officers are as follows:

Name	Age	Position

Andrew F. Puzder	51	Chief Executive Officer and President
Theodore Abajian	39	Executive Vice President, Chief Administrative Officer
John J. Dunion	44	Executive Vice President, Supply Chain Management
Renea S. Hutchings	44	Executive Vice President, Development
Dennis J. Lacey	48	Executive Vice President, Chief Financial Officer
E. Michael Murphy	50	Executive Vice President, General Counsel and Secretary
Barbara Pacifico	45	Executive Vice President, Corporate Affairs

Andrew F. Puzder became Chief Executive Officer and President in September 2000. Since June 2000 he served as President of Hardee’s and since February 1997 he served as Executive Vice President, General Counsel and Secretary of the Company. Mr. Puzder also served as Chief Executive Officer of SBRG from August 1997 to June 2000 and Executive Vice President of Fidelity National Financial, Inc. from January 1995 to June 2000. From March 1994 to December 1994, he was a shareholder with the law firm of Stradling Yocca Carlson & Rauth. Prior to that, he was a partner with the law firm of Lewis, D’Amato, Brisbois & Bisgard, from September 1991 through March 1994, and he was a partner of the Stolar Partnership from February 1984 through September 1991. Mr. Puzder is a member of the Board of Directors.
Theodore Abajian was appointed Executive Vice President and Chief Administrative Officer upon our acquisition of Santa Barbara Restaurant Group, Inc. Mr. Abajian was appointed President and Chief Executive Officer of SBRG in November 2000. Previously he served as Executive Vice President and Chief Financial Officer of SBRG beginning in May 1998. Mr. Abajian has also held positions with several other restaurant companies during his career.

Dennis J. Lacey was appointed Executive Vice President and Chief Financial Officer in April 2001. From April 1998 to April 2001, he was employed by Imperial Bank Corporation where his last position was Chief Financial Officer. Prior to that, he served as Chief Executive Officer of Capital Associates Inc., and prior to that he was a partner with Coopers and Lybrand.

E. Michael Murphy became Executive Vice President, General Counsel and Secretary in February 2001. Since August 1998 he served as Senior Vice President, General Counsel of Hardee’s. From March 1987 to August 1998, Mr. Murphy was a partner of the Stolar Partnership.

CKE RESTAURANTS, INC.

John J. Dunion was appointed Executive Vice President, Supply Chain Management in July 2001. Prior to that he held the position of Executive Vice President and Chief Administrative Officer. Before joining CKE in 1996, Mr. Dunion held various management positions with Black-Eyed Pea Management Corporation, Jack-in-the Box Restaurants and Taco Bell Restaurants.

Renea S. Hutchings was appointed Executive Vice President, Development in February 2001. Ms. Hutchings began her career with CKE in 1982, and has held various positions with us, most recently as Vice President, Franchising.

Barbara Pacifico was appointed Executive Vice President, Corporate Affairs in July 2001. Ms. Pacifico began her career at Hardee’s in 1990, holding various management positions, most recently as Vice President, Franchising.

Item 2. Properties

The following table sets forth information regarding our restaurant properties at January 28, 2002:

	Land and Building Owned	Land Leased And Building Owned	Land and Building Leased	Operating Agreement	Total

Carl’s Jr.:
Company-operated	53	95	294	1	443
Franchise-operated (1)	13	37	188	—	238
Third party-operated/vacant (2)	14	5	36	—	55

Subtotal	80	137	518	1	736

Hardee’s:
Company-operated	311	162	269	—	742
Franchise-operated(1)	66	95	153	—	314
Third party-operated/vacant(2)	73	50	131	—	254

Subtotal	450	307	553	—	1,310

Total
Company-operated	364	257	563	1	1,185
Franchise-operated (1)	79	132	341	—	552
Third party-operated/vacant (2)	87	55	167	—	309

Subtotal	530	444	1,071	1	2,046

(1)	“Franchise-operated” properties are those which we own or lease and lease or sublease to franchisee operators.

(2)	“Third party-operated/vacant” properties are those we own that are either operated by unaffiliated entities or are currently vacant.

The terms of our leases or subleases vary in length expiring on various dates through. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options. Our corporate headquarters, located in Santa Barbara, California, our primary distribution center and Carl’s Jr. brand headquarters, both located in Anaheim, California, and Hardee’s corporate facility, located in St. Louis, Missouri, are leased and contain approximately 21,000, 102,000, 78,000 and 39,000 square feet, respectively.

Item 3. Legal Proceedings

There are currently a number of lawsuits pending against us. These lawsuits cover a variety of allegations spanning our entire business. The following is a brief description of the more significant of these categories of lawsuits. In addition, we are subject to various federal, state and local regulations that affect of our business. We do not believe that any such claims, lawsuits or regulations will have a material adverse effect on the financial condition or results of operations of the Company.

CKE RESTAURANTS, INC.

Employees
We employ many thousands of persons, both by us and in restaurants owned and operated by subsidiaries of ours. In addition, thousands of persons from time to time seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing and promotion practices.

Customers
Our restaurants serve a large cross-section of the public and, in the course of serving that many people, disputes arise as to products, services, accidents and other matters typical of an extensive restaurant business such as ours.

Suppliers
We rely on large numbers of suppliers, who are required to meet and maintain our high standards, to operate our restaurants. On occasion, disputes arise between us and our suppliers on a number of issues including, but not limited to, compliance with product specifications and our business relationship with suppliers. Additionally, disputes may arise on a number of issues between us and individuals or entities who claim they should have been granted the opportunity to supply products or services to our restaurants.

Franchising
A substantial number of our restaurants are franchised to independent entrepreneurs operating under contractual arrangements with us. In the course of the franchise relationship, occasional disputes arise between the Company and its franchisees relating to a broad range of subjects including, without limitation, quality, service and cleanliness issues, contentions regarding grants or terminations of franchises, and delinquent payments. Additionally, on occasion disputes arise between us and individuals who claim they should have been granted a franchise.

Summary of Significant Pending Litigation
On October 3, 2001, an action was filed by Adam Huizar and Michael Bolden, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, Los Angeles County, seeking class action status and alleging violations of California wage and hour laws. On April 5, 2002, a similar action was filed by Mary Jane Amberson, individually and on behalf of others similarly situated, in the Superior Court of the State of California, Alameda County. The complaints allege that salaried restaurant management personnel at our Carl’s Jr. restaurants in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaints seek damages in an unspecified amount, injunctive relief, prejudgment interest, costs and attorneys’ fees. We believe our employee classifications are appropriate, that we comply with state and federal wage and hour laws and plan to vigorously defend these actions.

Item 4. Submission of Matters to a Vote of Security Holders

None.

CKE RESTAURANTS, INC.

Part II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange under the symbol “CKR”. As of April 5, 2002, there were approximately 1,950 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock, as reported on the New York Stock Exchange Composite Tape:

	High	Low

Fiscal 2002
First Quarter	$3.80	$2.05
Second Quarter	5.40	2.28
Third Quarter	7.80	5.06
Fourth Quarter	10.30	7.00

Fiscal 2001
First Quarter	$7.00	$3.25
Second Quarter	3.63	2.63
Third Quarter	4.56	2.06
Fourth Quarter	3.44	2.00

During fiscal 1999, we paid dividends at the annual rate of $0.07 per share (adjusted to give retroactive effect to 10% stock dividends in February 1998 and January 1999) and at a semi-annual rate of $0.04 per share during fiscal 2000. In fiscal 2001, we paid a semi-annual cash dividend of $0.04 per share in May 2000. In September 2000, our Board of Directors announced that the Company would not be making the second semi-annual cash dividend payment, scheduled for November 2000. In accordance with our Senior Credit Facility, as amended, we are now prohibited from making any cash dividend payments to our shareholders and, accordingly, have not declared any cash dividends for fiscal 2002.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	7,455,000	$11.47	275,000(1)

Equity compensation plans not approved by security holders (2)	241,000	$8.39	560,000

Total	7,696,000	$11.37	835,000

(1)
A total of 4.2 million shares of common stock are available for grants of options or other awards under the 1999 stock incentive plan, with the amount of available shares increased by 350,000 shares on the date of each annual meeting of shareholders.

(2)	Represents options that are part of a “broad-based plan” as defined by the New York Stock Exchange. See Note 21 of Notes to the Consolidated Financial Statements.

CKE RESTAURANTS, INC.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. Per share data has been retroactively adjusted for stock splits and stock dividends.

Selected Financial and Operating Data

(In thousands except per share amounts, restaurant counts, and percentages)	Fiscal-year-ended-as-of-January 31, (1)(4)

	2002		2001		2000 (2)			1999 (2)			1998 (3)

Consolidated Statements of Operations Data:
Total revenue (7)		$1,438,127		$1,784,784		$1,990,073			$1,892,044			$1,149,659
Operating income (loss) (7)		(26,293)		(131,994)		63,055			168,220			86,191
Interest expense (7)		57,659		70,541		63,283			43,453			16,914
Net income (loss) (5)		(83,956)		(194,116)		(29,117)			77,712			46,757
Net income (loss) per share — diluted		$(1.66)		$(3.84)		$(0.56)			$1.37			$0.97
Weighted average paid per common share		50,507		50,501		51,668			56,714			48,121
Cash dividends paid per common share		$—		$0.04		0.08			$0.07			$0.07
Ratio of earnings to fixed charges (6)		—		—		0.5	x		2.8	x		3.2	x

Consolidated Balance Sheet Data:
Total assets (7)		$931,589		$1,207,537		$1,568,514			$1,496,914			957,144
Total long-term debt and capital lease obligations, including current portion		445,117		624,335		741,419			625,393			216,905
Stockholder’s equity		$261,666		$349,557		$545,757			$586,842			498,512

(1)
Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2000 includes 53 weeks. Fiscal 2002, 2001, 1999 and 1998 include 52 weeks.

(2)	Fiscal 1999 includes operating results of FEI from and after April 1, 1998.

(3)
Fiscal 1998 includes operating results of Hardee’s from and after July 15, 1997. Share and per share data were also affected during fiscal 1998 by a public offering of 10,088,375 shares of common stock, completed in July 1997.

(4)
Fiscal 2002, 2001, 2000, 1999 and 1998 include $43.1 million, $219.0 million, $209.5 million, $229.5 million and $282.2 million, respectively, of revenue generated from other restaurant concepts we acquired prior to fiscal 1998, and have since sold. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)
Net income (loss) for fiscal 2000 and 1999 includes an extraordinary gain of $0.3 million and $3.3 million, respectively, net of applicable income tax expense, on early retirement of debt. Fiscal 2002, 2001 and 2000 also include repositioning charges $76.9 million, $146.4 million and $29.4 million, respectively. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(6)
For purposes of calculating the ratio of earnings to fixed charges (a) earnings represent income (loss) before income taxes and extraordinary item and fixed charges, and (b) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations, amortization of debt issuance costs and a portion of rental expense that is representative of the interest factor (deemed by us to be one-third). Earnings were insufficient to cover fixed charges for the years ended January 28, 2002 and January 29, 2001 by $84.5 million and $205.3 million, respectively.

(7)	Certain reclassifications to prior year amounts were made to conform to fiscal 2002 presentation.

CKE RESTAURANTS, INC.

	Fiscal year ended January 31, (1)
	2002	2001	2000 (2)	1999 (2)	1998

Carl’s Jr. Restaurants
Restaurants open (at end of fiscal year):
Company-operated	443	491	563	539	443
Franchised and licensed	526	486	371	322	265

Total	969	977	934	861	708

Systemwide restaurant revenue:
Company-operated restaurants	$516,998	$604,928	$613,155	$535,038	$488,495
Franchised and licensed restaurants	586,144	432,387	306,564	261,341	214,534

Total systemwide revenue	$1,103,142	$1,037,315	$919,719	$796,379	$703,029

Average annual sales per company- operated restaurant (3)	$1,204	$1,078	$1,086	$1,185	$1,157
Percentage increase (decrease) in comparable company-operated restaurant sales (4)	2.9%	1.8%	(3.0)%	3.0%	4.8%
Company-operated restaurant-level operating margins:	19.9%	19.4%	22.8%	25.9%	24.2%

	Fiscal year ended January 31,
	2002	2001	2000	1999 (5)	1998 (6)

Hardee’s Restaurants
Restaurants open (at end of fiscal year):
Company-operated	742	923	1,354	1,403	863
Franchised and licensed	1,648	1,737	1,434	1,401	2,175

Total	2,390	2,660	2,788	2,804	3,038

Systemwide restaurant revenue:
Company-operated restaurants	$614,291	$855,060	$1,096,805	$1,063,075	$339,942
Franchised and licensed restaurants	1,390,072	1,370,656	1,219,229	1,412,929	1,123,034

Total systemwide revenue	$2,004,363	$2,225,716	$2,316,034	$2,476,004	$1,462,976

Average annual sales per company-operated restaurant (3)	$763	$715	$769	$793	$803
Percentage increase (decrease) in comparable company-operated restaurant sales (4)	0.1%	(7.6)%	(5.0)%	(7.5)%	(7.2)%
Company-operated restaurant-level operating margins:	9.6%	(2.7)%	9.7%	16.7%	12.9%

(1)
Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2000 includes 53 weeks. Fiscal 2002, 2001, 1999 and 1998 include 52 weeks.

(2)
The Hardee’s-to-Carl’s Jr. converted restaurants operating in Oklahoma, Kansas and Texas are included in the number of Carl’s Jr. restaurants open at January 31, 2002, 2001, 2000 and 1999. The operating results of these restaurants, however, are included in the Carl’s Jr. financial information beginning in fiscal 2000. In fiscal 1999 and prior, these operating results are included as part of Hardee’s financial results. There were 63 company-operated and franchised restaurants open during fiscal 1999 and 64 company-operated and franchised restaurants open during fiscal 2000 in these markets.

(3)	Calculated on a 52-week trailing basis for all years presented.

(4)	Includes only restaurants open throughout the full years being compared.

(5)	Fiscal 1999 includes operating results of FEI from and after April 1, 1998.

(6)	Includes results of operations for Hardee’s from and after July 15, 1997.

CKE RESTAURANTS, INC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes and Selected Financial and Operating Data included elsewhere in this Form 10-K.

Overview
We are a nationwide owner, operator and franchisor of quick-service restaurants, operating principally under the Carl’s Jr. and Hardee’s brand names. Based on domestic systemwide sales, our Hardee’s and Carl’s Jr. chains are the seventh and eleventh largest quick-service hamburger restaurant chains in the United States, respectively (according to Finance Corporation of America’s 2001 Chain Restaurant Industry Review and Outlook Report, based on system-wide sales). As of January 31, 2002, the Carl’s Jr. system included 969 restaurants, of which we operated 443 restaurants and our franchisees and licensees operated 526 restaurants. The Carl’s Jr. restaurants are located in the Western United States, predominantly in California. As of January 31, 2002, the Hardee’s system consisted of 2,390 restaurants, of which we operated 742 restaurants and our franchisees and licensees operated 1,648 restaurants. Hardee’s restaurants are located primarily throughout the Southeastern and Midwestern United States.

We derive our revenue primarily from sales by company-operated restaurants and revenue from franchisees, including franchise and royalty fees, sales to Carl’s Jr. franchisees and licensees of food and packaging products, rentals under real property leases and revenue from the sale of equipment to our franchisees. Restaurant operating expenses consist primarily of food and packaging costs, payroll and other employee benefits and occupancy and other operating expenses of company-operated restaurants. Operating costs of our franchised and licensed restaurants include the cost of food and packaging products sold to Carl’s Jr.’s franchisees and licensees, lease payments on properties subleased to our franchisees and the costs of equipment purchases. Other operating expenses, including advertising expenses and general and administrative expenses, relate to company-operated restaurants as well as franchisee and licensee operations. Our revenue and expenses are directly affected by the number and sales volume of company-operated restaurants and, to a lesser extent, franchised and licensed restaurants.

Factors Affecting Comparability of Fiscal Years 2002, 2001 and 2000
Our fiscal year results in a fifty-third week every fifth or sixth year. Fiscal 2000 includes 53 weeks of operations. Fiscal 2002 and 2001 include 52 weeks of operations.

CKE RESTAURANTS, INC.

Our results reflect the substantial changes we have made in executing our business turnaround including the sale and closure of restaurants, the reduction of corporate overhead and our efforts to improve margins and repay down bank indebtedness. The table below is a condensed presentation of those activities, and other changes in the components of income, designed to facilitate the discussion of results in this Form 10-K. As shown, the sale and closure of restaurants involved in facility actions caused a reduction in operating earnings of $9.7 million and $40.3 million in fiscal 2002 and 2001, respectively. These amounts include field-level general and administrative expenses. In order to sell restaurants to franchisees to generate funds to repay bank indebtedness, we had to sell restaurants that generated positive cash flows. The bulk of these sales occurred in fiscal 2001 and, accordingly, the disposition of these restaurants resulted in a reduction of operating income. Additionally, we closed more unprofitable restaurants in the current fiscal year as compared to the prior year.

(All amounts are approximate and in millions)	Fiscal year 2002 vs. Fiscal year 2001	Fiscal year 2001 vs. Fiscal year 2000

Current Year Analyzed:
Reported net loss under generally accepted accounting principles	$(84.0)	$(194.1)

Repositioning activities:
Facility action charges, net	71.4	144.6
Write-off of deferred financing costs	4.1	1.8
Severance	1.4	—

Repositioning subtotal	76.9	146.4

Year analyzed results without repositioning activities	$(7.1)	$(47.7)

Year Compared To:
Reported net loss under generally accepted accounting principles	$(194.1)	$(29.1)

Repositioning activities:
Facility action charges, net	144.6	26.8
Write-off of deferred financing costs	1.8	3.6
Severance	—	(1.0)

Repositioning subtotal	146.4	29.4

Prior year results without repositioning activities	$(47.7)	$0.3

Increase (decrease) in earnings, without repositioning activities	$40.6	$(48.0)

Items causing earnings to increase (decrease) from the prior year to the year being analyzed:
(Increase) reduction in corporate overhead	21.0	(12.4)
(Increase) reduction in interest expense	15.2	(3.8)
Approximate operating income of restaurants involved in facility actions	(9.7)	(40.3)
Increase in net franchising income	8.6	18.0
Approximate store margin improvement (decline) in stores owned at January 28, 2002 and January 29, 2001, respectively.	6.1	(36.0)
Increase (decrease) in distribution center income	2.9	(9.4)
Favorable (unfavorable) claim development/settlement on insurance programs	2.9	(7.3)
(Increase) decrease in the provision for doubtful accounts	(2.7)	5.3
Reduction in advertising expenses	1.9	2.5
One time franchising agreement settlement fee	1.8	—
Write down of investments	—	37.3
Write-off of distribution center software	—	9.1
Change in income taxes	(10.6)	(7.2)
All other, net	3.2	(3.8)

Increase (decrease) in earnings, without repositioning charges	$40.6	$(48.0)

CKE RESTAURANTS, INC.

Restaurant Portfolio Strategy
As described above, in late fiscal 2000 we embarked on a re-franchising initiative to generate cash to reduce outstanding borrowings on our Senior Credit Facility, as well as increase the number of franchise-operated restaurants. Additionally, as sales trends for the Hardee’s restaurants and certain Carl’s Jr. restaurants (primarily in the Oklahoma area) continued to decline in fiscal 2000 through fiscal 2001, we determined that it was necessary to close certain restaurants for which a return to profitability was not likely. These repositioning activities resulted in the charges generally reflected in our financial statements as facility action charges. We have made reductions to operating expenses in an effort to bring them to levels commensurate with our re-balanced restaurant portfolio.

During fiscal 2002, we recorded repositioning charges of $76.9 million. These charges, which were primarily non-cash in nature, consisted of net facility action charges of $71.4, a charge of $4.1 million recorded as interest expense reflecting the write-off of deferred loan costs as a result of modification of our credit facility and $1.4 million relating to severance costs. During fiscal 2001 and 2000, we recorded repositioning charges of $146.4 million and $29.4 million, respectively, relating primarily to facility action charges.

We believe we have substantially completed our repositioning activities and are now able to focus on the operations of our core brands, Carl’s Jr. and Hardee’s. We have substantially completed the closure of under-performing restaurants. However, there can be no guarantee that we will not determine in the future that additional repositioning activities will be necessary or that we would not take advantage of opportunities to further improve our financial position through additional restaurant asset sales which could result in losses, which may be material. Our management team remains focused on revitalizing Hardee’s. Even though Hardee’s has experienced three consecutive quarters of same-store sales increases this year for the first time in many years (see discussion below), Hardee’s is still an under-performing brand. In June 2001, we took a more basic approach to addressing the issues in the Hardee’s restaurants and launched a program focused on quality, service and cleanliness. That program focuses on the fundamentals of restaurant operations: hiring good people, focusing them on the guests, serving hot quality food, and keeping the restaurants clean. We have returned to salaried managers running the restaurants, which provides an extra manager to hire, train and manage our workforce. We have implemented a new incentive compensation plan to focus our operators on building sales, providing service to our guests and reducing work injuries. Additionally, we have acknowledged regional differences by adjusting product promotions and advertising to a regional scope. The continuation of our business turnaround is based on the following next steps:

•	Re-define the Hardee’s brand image so that we re-connect with today’s customer;

•	Deliver premium products to our customers;

•	Contain costs;

•	Grow our brands;

•	Integrate the SBRG brands – LaSalsa, Green Burrito and Timber Lodge; and

•	Continue our focus on improving our restaurant operations so that each restaurant visit is a satisfying one for our customers.

If we are unable to continue the recent sales and operating margin improvements at Hardee’s, it would significantly affect our future profitability and cash flows. Such circumstances would affect our ability to access both the amount and terms of financing available to us in the future, (See Financial Condition section below).

CKE RESTAURANTS, INC.

The asset sales arising from our repositioning activities have resulted, and will continue to result, in a decline in restaurant revenue and costs simply because we operate fewer restaurants. Additionally, we expect the closure of unprofitable restaurants to improve our future overall profit margin. The following table summarizes the historical operating results of restaurants that we sold, closed or identified to be closed:

	Fiscal Year 2002			Fiscal Year 2001
(Dollars in thousands)	No. Of Stores	Revenue	Operating Income/ (Loss) (1)	Revenue	Operating Income/ (Loss) (1)

Carls Jr.
Stores sold	119	$12,141	$884	$114,547	$14,990
Stores closed or to be closed	32	2,261	(956)	14,321	(3,748)

Subtotal	151	14,402	(72)	128,868	11,242

Hardee’s
Stores sold	351	8,926	(1,488)	164,175	1,230
Stores closed or to be closed	273	35,251	(9,301)	126,856	(14,842)

Subtotal	624	44,177	(10,789)	291,031	(13,612)

Rally’s stores sold	21	5,557	160	12,201	363

Taco Bueno stores sold	125	37,538	3,693	97,316	(3.545)

Total
Stores sold	762	64,162	3,249	388,239	13,038
Stores closed or to be closed	305	37,512	(10,257)	141,171	(18,590)

Total	1,067	$101,674	$(7,008)	$529,416	$(5,552)

(1)
Represents the operating income (loss) before corporate general and administrative expenses associated with these stores that is included in our Consolidated Statements of Operations for the fiscal year noted.

As a result of these circumstances, we have reduced costs, principally general and administrative expenses, which included a reduction in headcount as well as other expenses.

Franchise operations
From time to time, some of our franchise operators experience financial difficulties with respect to their franchise operations. A number of franchise operators in the Hardee’s system have experienced significant financial problems. We are working with them in an attempt to maximize our future franchising income. During the fourth quarter, we recorded a charge of approximately $6 million related to one of those franchisees who is closing about 20 restaurants subleased to him by Hardee’s. We also recorded bad debt expense related to the another franchisee who is experiencing financial difficulties and we believe may be unable to repay its note to us.

There are a number of courses of action available in these situations. They include, but are not limited to, a sale of some or all of the franchise operator’s restaurants to us or another Hardee’s franchisee, a modification to the franchise agreement which may include a provision for reduced royalty rates in the future (if royalty rates are not sufficient to cover our costs of service over the life of the franchise agreement we record the estimated loss at the time we modify the agreement), a restructuring of the franchisee’s business and/or finances, or, if necessary, a termination of the franchise agreement. We have increased the allowance for doubtful accounts at Hardee’s from 38% of the gross balance of accounts and notes receivable at the beginning of the year to 49% at the end of the year. On a quarterly basis, we assess our exposure from franchise-related risks, which include estimated uncollectibility of accounts receivable related to unpaid royalties and advertising fees, contingent lease liabilities, guarantees to support certain third party financial arrangements with franchisees and potential claims by franchisees. Although the ultimate impact of these franchise financial issues cannot be predicted with certainty at this time, we have provided for the current estimate of our probable loss as of January 28, 2002. However, there can be no assurance that the number of franchise operators or franchised restaurants experiencing financial difficulties will not change from our current estimates, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchise operator.

CKE RESTAURANTS, INC.

Our franchise agreements typically have terms of 20 years. We are now beginning to see agreements come up for renewal. There are 18 Carl’s Jr. franchise agreements, pertaining to 27 restaurants, maturing during the next year. Additionally, there are 23 Hardee’s franchise agreements, pertaining to 52 restaurants, maturing during the same period. In the event those agreements are not renewed, we would suffer a loss of revenue.

The discussion of our financial condition and our results of operations that follows is based on the consolidated financial statements as presented on pages 42 through 75.

Fourth Quarter Adjustments
During the fourth quarter of fiscal 2002, we recorded facility action charges of $10.6 million. These charges consisted of (a) an impairment charge of $5.8 million, (b) store closure expense and goodwill impairment of $6.2 million for Hardee’s restaurants formerly operated by a franchisee and for which the we are the primary obligor on the leases, and (c) net gains on the sale of restaurants to franchisees and surplus properties of $1.4 million.

During the fourth quarter of fiscal 2001, we recorded facility action charges of $93.3 million. These charges, which were primarily non-cash in nature, consisted of (a) a $19.1 million restaurant closure reserve for approximately 80 Hardee’s and approximately 20 Carl’s Jr. restaurants that we have closed or plan to close, (b) an impairment charge of $76.8 million for certain restaurants that we will close or for restaurants that we plan to continue to operate but for which the net book value is not supported by future estimated cash flows, (c) a credit for a net $11.3 million gain on the sale of restaurants sold to franchisees, and (d) a loss of $8.7 million from the sale of Taco Bueno.

Operating Review
The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our consolidated statements of operations for the years indicated:

	Fiscal year ended January 31
	2002	2001	2000

Revenue:
Company-operated restaurants	81.7%	87.9%	91.2%
Franchised and licensed restaurants and other	18.3	12.1	8.8

Total revenue	100.0%	100.0%	100.0%

Operating costs and expenses:
Restaurant operations (1):
Food and packaging	30.3	30.9	30.5
Payroll and other employee benefits	32.5	32.8	31.2
Occupancy and other operating expenses	22.7	23.4	21.1

Franchised and licensed restaurants and other (2)	77.1	74.1	73.1
Advertising expenses (1)	6.2	6.4	6.7
General and administrative expenses	7.8	8.1	7.4
Facility action charges (gains), net	5.0	8.1	(1.4)

Operating income (loss)	(1.8)	(7.4)	3.2
Interest expense	(4.0)	(4.0)	(3.2)
Other expense, net	—	(0.2)	(2.4)

Loss before income taxes and extraordinary item	(5.9)	(11.5)	(2.4)
Income tax benefit	0.1	(0.6)	(0.9)

Loss before extraordinary item	(5.8)	(10.9)	(1.5)
Extraordinary item — gain on early retirement of debt	—	—	—

Net loss	(5.8)%	(10.9)%	(1.5)%

(1)	As a percentage of revenue from company-operated restaurants.

(2)	As a percentage of revenue from franchised and licensed restaurants and other.

CKE RESTAURANTS, INC.

The following tables are presented to facilitate Management’s Discussion and Analysis and is presented in the same format as we present segment information (see Note 20 of Notes to the Consolidated Financial Statements).

	Fiscal Year 2002
(Dollars in thousands, except average check data)	Carl’s	Hardee’s	Other	Total

Company-operated sales	$516,998	$614,291	$43,095	$1,174,384
Company-operated same-store sales increase	2.9%	0.1%
Franchise-operated same-store sales increase (decrease)	2.4%	(1.2)%
Operating costs (as a % of co.-operated sales):
Food and paper	29.0%	31.5%
Payroll and other employee benefits	29.1%	35.3%
Occupancy and other operating costs	22.0%	23.6%
Gross margin	19.9%	9.6%

Franchising revenue:
Royalties	$19,830	$46,264		$66,094
Distribution center	145,733	13,231		158,964
Rent	20,741	14,108		34,849
Other	1,259	2,577		3,836

Total franchising revenue	$187,563	$76,180		$263,743

Franchising expense:
Administrative expense (including provision for accounts receivable bad debts)	$2,459	$13,267		$15,726
Distribution center	142,353	14,999		157,352
Rent and other occupancy	20,898	9,388		30,286

Total franchising expense	$165,710	$37,654		$203,364

Net franchising income	$21,853	$38,526		$60,379

Operating income (loss)	$58,374	$(70,258)	$(14,409)	$(26,293)
Facility action charges, net	942	65,740	4,707	71,389

Operating income (loss) excluding facility action charges, net	$59,316	$(4,518)	$(9,702)	$45,096

EBITDA (A)	$78,477	$(30,290)	$(3,899)	$44,288
Facility action charges, net	942	65,740	4,707	71,389

EBITDA excluding facility action charges, net	$79,419	$35,450	$808	$115,677

CKE RESTAURANTS, INC.

	Fiscal Year 2001
(Dollars in thousands, except average check data)	Carl’s	Hardee’s	Other	Total

Company-operated sales	$604,927	$855,060	$109,517	$1,569,504
Company-operated same-store sales increase (decrease)	1.8%	(7.6)%
Franchise-operated same-store sales increase (decrease)	4.7%	(4.7)%
Operating costs (as a % of co.-operated sales):
Food and paper	29.6%	32.1%
Payroll and other employee benefits	29.0%	35.5%
Occupancy and other operating costs	22.0%	24.9%
Gross margin	19.4%	7.5%

Franchising revenue:
Royalties	$13,686	$45,946		$59,632
Distribution center	100,717	23,461		124,178
Rent	11,650	8,996		20,646
Other	2,504	8,320		10,824

Total franchising revenue	$128,557	$86,723		$215,280

Franchising expense:
Administrative expense (including provision for accounts receivable bad debts)	$4,184	$12,790		$16,974
Distribution center	98,439	27,076		125,515
Rent and other occupancy	13,092	3,903		16,995

Total franchising expense	$115,715	$43,769		$159,484

Net franchising income	$12,842	$42,954		$55,796

Operating income (loss)	$73,871	$(185,489)	$(20,376)	$(131,994)
Facility action charges (gains), net	(29,959)	165,901	8,700	144,642

Operating income (loss) excluding facility action charges	$43,912	$(19,588)	$(11,676)	$12,648

EBITDA (A)	$100,732	$(123,759)	$(9,563)	$(32,590)
Facility action charges (gains), net	(29,959)	165,901	8,700	144,642

EBITDA excluding facility action charges	$70,773	$42,142	$(863)	$112,052

CKE RESTAURANTS, INC.

	Fiscal Year 2000
(Dollars in thousands, except average check data)	Carl’s	Hardee’s	Other	Total

Company-operated sales	$613,155	$1,096,805	$104,735	$1,814,695
Company-operated same-store sales increase (decrease)	(3.0)%	(5.0)%
Franchise-operated same-store sales increase (decrease)	(0.6)%	(1.3)%
Operating costs (as a % of co.-operated sales):
Food and paper	29.2%	31.4%
Payroll and other employee benefits	27.0%	33.5%
Occupancy and other operating costs	21.0%	21.5%
Gross margin	22.8%	13.6%

Franchising revenue:
Royalties	10,273	42,419		52,692
Distribution center	80,094	27,876		107,970
Rent	9,879	1,037		10,916
Other	1,103	2,697		3,800

Total franchising revenue	101,349	74,029		175,378

Franchising expense:
Administrative expense (including provision for accounts receivable bad debts)	4,719	12,929		17,648
Distribution center	78,881	21,006		99,887
Rent and other occupancy	9,554	1,039		10,593

Total franchising expense	93,154	34,974		128,128

Net franchising income	8,195	39,055		47,250

Operating income (loss)	$73,369	(1,935)	$(8,379)	$63,055
Facility action charges (gains), net	(12,200)	39,002	—	26,802

Operating income (loss) excluding facility action charges, net	$61,169	37,067	$(8,379)	$89,857

EBITDA (A)	$102,900	$43,310	$(32,805)	$113,405
Facility action charges (gains), net	(12,200)	39,002	—	26,802

EBITDA excluding facility action charges, net	$90,700	$82,312	$(32,805)	$140,207

(A)
EBITDA, is not a recognized term under generally accepted accounting principles. EBITDA represents net income before interest, taxes, depreciation and amortization. Because not all companies calculate EBITDA identically, our use of EBITDA may not be comparable to other similarly titled measures of other companies.

CKE RESTAURANTS, INC.

Fiscal 2002 Compared with Fiscal 2001 and Fiscal 2001 Compared with Fiscal 2000

Carl’s Jr.
During the year, we sold 30 restaurants to franchisees, closed 24, acquired 1 from a franchisee and opened 5. Carl’s Jr. franchisees and licensees opened 25 new restaurants, acquired 30 from us, sold 1 to us, and closed 14. As of January 28, 2002, the Carl’s Jr. system consisted of the following:

	Restaurant Portfolio		Fiscal Year Revenue
(Dollars in millions)	2002	2001	2002	2001	Change

Company	443	491	$517.0	$604.9	$(87.9)
Franchised and licensed	526	486	187.6	128.6	59.0

Total	969	977	$704.6	$733.5	$(28.9)

Revenue from company-operated Carl’s Jr. restaurants decreased $87.9 million, or 14.5%, to $517.0 million during fiscal year 2002, as compared to fiscal 2001, and revenue declined $8.3 million or 1.4% when comparing fiscal 2001 to fiscal 2000. The decrease in revenue is due primarily to the sale of company-operated restaurants to franchisees, as well as the closure of certain underperforming company-operated restaurants. The table above provides a comparison of the number of company-operated restaurants at the end of fiscal year 2002 and 2001 with the revenue earned. Same-store sales for company-operated Carl’s Jr. restaurants increased 2.9% during fiscal 2002, on top of a 1.8% increase the prior year. Carl’s Jr. company-operated restaurants’ average unit volumes were $1.204 million for the trailing thirteen periods ended January 28, 2002. Net franchising income increased $9.0 million or 70.2% during fiscal 2002, as compared to the fiscal year 2001 and $4.6 million or 56.7% when comparing fiscal 2001 to 2000. This increase is due primarily to increased royalties from the sale of restaurants to franchisees and lower administrative costs.

Restaurant-level margins for our company-operated Carl’s Jr. restaurants were 19.9% during fiscal 2002, a slight increase from the 19.4% operating margin achieved during fiscal 2001. The increase in margins is due to (i) decreased food and packaging costs, which were down 0.6% during fiscal 2002 as compared to fiscal 2001, from 29.6% to 29.0% as a percentage of company-operated restaurant revenue, (ii) an increase in payroll and other employee benefits, which increased 0.1% in the current year as compared to the prior year, from 29.0% to 29.1% as a percentage of company-operated restaurant revenue, and (iii) flat occupancy and other expense. The decrease in food and packaging is primarily due to a shift in focus to high margin, premium products. The slight increase in payroll and other employee benefits is due to a mid-year increase in the minimum wage rate in California and Washington that was partially offset by lower workers’ compensation costs. Occupancy and other operating expenses remained flat because reduced depreciation levels due to cumulative asset impairment charges reducing the depreciable base of restaurants this year and a reduction in restaurant operating costs due to renegotiated service contracts, which were offset by higher repair and maintenance costs. Carl’s Jr. fiscal 2001 company-operated restaurant-level margins were 3.4% lower than fiscal 2000. Food and packaging costs increased 0.4%, mainly due to increases in certain commodity costs during the year (primarily beef and bacon) and the introduction of a plastic cup that has a higher cost than the traditional paper cup. Payroll and employee benefit expenses increased 2.0%, primarily due to an increase in the actuarially determined liability for our workers’ compensation program and a tighter labor market. Occupancy and other operating expenses increased 1.0%, which was attributable to increased energy costs in California and higher rent costs arising from sales leaseback transactions.

Currently, the legislature of the State of California is considering a bill which, if passed by two-thirds majorities in both California’s Senate and Assembly, would implement a surtax of $2 per gallon of beverage syrup and 21 cents per gallon for bottled, canned or reconstituted drinks sold in California. We have not determined the financial impact that passage of this bill would have on our business.

CKE RESTAURANTS, INC.

Hardee’s
During fiscal 2002, we acquired 5 restaurants from franchisees, sold 27 to franchisees and closed 159 restaurants. Hardee’s franchisees and licensees opened 22 new restaurants, acquired 27 restaurants from us, sold 5 to us and closed 132. As of January 28, 2002, the Hardee’s system consisted of the following:

	Restaurant Portfolio		Fiscal Year Revenue
(Dollars in millions)	2002	2001	2002	2001	Change

Company	742	923	$614.3	$855.1	$(240.8)
Franchise and licensed	1,648	1,737	76.2	86.7	(10.5)

Total	2,390	2,660	$690.5	$941.8	$(251.3)

Revenue from company-operated Hardee’s restaurants decreased $240.8 million, or 28.2%, to $614.3 million for the year ended January 28, 2002, when compared to the prior year, and decreased $241.7 million, or 22.0% when comparing fiscal 2001 to fiscal 2000. The decrease in revenue for both time periods is due primarily to the sale of company-operated restaurants to franchisees, as well as the closure of certain underperforming company-operated restaurants. The table above provides a comparison of the number of company-operated restaurants at the end of fiscal year 2002 and 2001 with the revenue earned. Same-store sales during fiscal 2002 for company-operated Hardee’s restaurants increased 0.1% during the current year and Hardee’s company-operated restaurant average unit volumes were $763,000 for the trailing thirteen periods. During fiscal 2001, company-operated Hardee’s restaurants had same-store sales decline 7.6% and average unit volumes of $715,000.

Net franchising income decreased $4.4 million or 10.3% during fiscal 2002, as compared to the prior fiscal year. This decrease is due primarily to the decreased revenue at Hardee’s equipment division because franchisees remodeled more restaurants in fiscal 2001 than they did in fiscal 2002. and the fact that the increased royalties we received from new franchisees in the current year was less than the franchise fees we received last year when we were selling restaurants. During fiscal 2001, Hardee’s net franchising income increased $3.9 million, as compared to fiscal 2000, primarily due to the increased number of company-operated restaurants sold to franchisees.

Restaurant-level margins for company-operated Hardee’s restaurants increased 2.1% during fiscal 2002, when measured as a percentage of company-operated restaurant revenue, from 7.5% to 9.6%. Food and packaging costs decreased 0.6%. Payroll and other employee benefits decreased 0.2% in the current year. Occupancy and other operating expenses decreased 1.3% in the current year. Our improved margin was due to the closing of unprofitable restaurants, a focus on premium products and less discounting, improved self-insurance claims management, and reduced comparative deprecation levels due to a reduced depreciable base of restaurants, partially offset by increased repair and maintenance expenses to improve the visual appeal of our restaurants. During fiscal 2001, Hardee’s company-operated restaurant margins decreased from 13.6% to 7.5%. Our fixed and semi-fixed costs, as a percentage of revenue vary greatly with changes in restaurant sales. As same-store sales decline at Hardee’s, fixed and semi-fixed costs such as rent and restaurant management represent a higher percentage of revenue even though the dollar amount remains relatively the same.

Taco Bueno
Taco Bueno’s restaurant-level operating margins were 20.5% in fiscal 2002, a 0.7% decline from fiscal 2001. In fiscal 2001, restaurant-level operating margins were 21.2%, a decrease of 3.3% from fiscal 2000. The decrease in fiscal 2002 was due to increased food and paper costs, partially offset by lower occupancy and other expenses. The 3.3% decrease in margins during fiscal 2001 was a result of increased labor costs resulting from a tight labor market in Texas and Oklahoma, as well as an increase in the workers’ compensation insurance reserve due to an actuarially determined liability. Taco Bueno was sold during the second quarter of fiscal 2002 (see Note 5 of Notes to the Consolidated Financial Statements). In addition, the sale of the Taco Bueno brand has and will continue to result in less operating income than reported in prior periods.

CKE RESTAURANTS, INC.

Other Consolidated Expenses
Advertising expenses decreased $27.0 million, or 27.0%, to $73.2 million during fiscal 2002. Advertising expenses, as a percentage of company-operated revenue, have decreased slightly from 6.4% to 6.2%. This is due to the enhanced commercial production cost management and more effective utilization of point-of-purchase sales materials. During fiscal year 2001, advertising expenses decreased $21.5 million, or 17.7% as compared to fiscal year 2000, due to significantly higher expenditures for special advertising campaigns during fiscal 2000.

General and administrative expenses decreased $33.7 million or 23.2% year ended January 28, 2002, as compared to the prior fiscal year and were 7.8% of total revenue. This decrease is primarily due to lower corporate and field salaries due to a decrease in headcount this year, as well as reduced consulting and professional service expenses, which were partially offset by increased relocation costs due to the completion of the relocation of Hardee’s corporate offices to St. Louis, Missouri and the relocation of our executive offices to Santa Barbara, California. This decline from the prior year is consistent with our goal to have general and administrative expenses be commensurate with our mix of company-operated and franchise-operated restaurants.

During fiscal 2001, general and administrative expenses decreased $2.0 million or 1.4% and were 8.1% of total revenue, compared to 7.4% of total revenue during fiscal 2000. The increase as a percentage of revenue was primarily due to the fact that our costs in fiscal 2001 had not declined as quickly as our revenue had, and that we incurred added contract labor during the first two quarters of fiscal 2001 relating to information technology support and depreciation on computer systems that were installed in the prior year. Additionally, in the early part of fiscal 2001, we incurred significant recruiting expenses to fill open positions. Prior to filling these positions, temporary labor was used to fill these vacancies. We also incurred $8.5 million of charges, in fiscal 2000, including: (a) $2.1 million of restructuring charges in connection with consolidating certain administrative functions from Rocky Mount, North Carolina to Anaheim, California; (b) $2.6 million of Y2K expenses associated with restaurant computer systems; (c) $6.6 million in capitalized software development costs which were written-off because they will not by utilized; (d) $1.7 million in additional vacation expense in connection with a change in our vacation policy; (e) offset by $2.8 million gain on the sale of an aircraft that we acquired in connection with the original Hardee’s acquisition; and (f) $1.7 million in other miscellaneous items.

In November 1999, we decided that we would consolidated the majority of the corporate functions of our Hardee’s subsidiary, located in Rocky Mount, North Carolina, within our corporate headquarters in Anaheim, California, creating a single support and administrative center for our Carl’s Jr., Hardee’s and Taco Bueno restaurants. During the fourth quarter of fiscal 2000, we incurred a charge of $2.1 million of termination benefits for approximately 150 employees that were laid off during fiscal 2001.

Interest Expense
Interest expense for fiscal 2002 decreased $12.9 million or 18.3% as compared with fiscal 2001. This decrease was due to lower levels of borrowings outstanding under our Senior Credit Facility throughout the fiscal year. During fiscal 2001, we had increased levels of borrowing on our Senior Credit Facility and incurred an entire year of interest expense on our $200.0 million, 9.125% senior subordinated notes, while in fiscal 2000, we incurred only a partial year of interest expense as the notes were issued during fiscal 2000.

Other Income (Expense), Net
Other income (expense), net, mainly consists of interest income, lease income from parties other than franchisees, dividend income, income, (gain) and loss on long-term investments, and net property management income for sites leased to third parties. Other income (expense), net was an expense of $588,000 in fiscal 2002. Other income (expense), net in fiscal 2001 was an expense of $2.7 million. The decreased net expense in fiscal 2002 was primarily due to the recognition of a $1.9 million gain on sale of long-term investments. In fiscal 2000, we had other net expense of $47.2 million, which consists primarily of (a) recording an impairment charge and our equity in the operating losses of our investments of $37.3 million to write-down our investments in Checkers, SBRG, and Boston West to fair market value based upon our conclusion that these investments had experienced an other than temporary decline in value; and (b) writing-off approximately $10.9 million of Hardee’s acquisition-related assets which we believe had no future benefit.

CKE RESTAURANTS, INC.

Income Taxes
As a result of our net operating losses in fiscal 2002 and 2001, we have recorded a valuation allowance of approximately $82 million for all of our net deferred tax asset at January 28, 2002. While we have been able to carryback approximately $35 million of these losses against amounts previously paid, we have provided a valuation allowance for the remaining net operating loss carryforward as well as the net deferred tax asset that existed at the beginning of the fiscal year 2001. At January, 28, 2002, the Company had a federal net operating loss (“NOL”) carryforward of approximately $44.0 million, expiring in varying amounts in the years 2021 through 2022 and various state NOL carryforwards in varying amounts expiring in the years 2006 through 2022. Additionally, the Company has an alternative minimum tax credit carryforward of approximately $4.0 million and general business credit carryforwards expiring in varying amounts in the years 2019 through 2022 and foreign tax credits which expire in varying amounts in the years 2004 through 2006. In fiscal 2000, we recorded income tax at the statutory rates.

We expect to receive a $4.3 million income tax refund in the first quarter of fiscal year 2003. This refund results from the NOL carryback of our fiscal year 2002 operating loss. We paid Alternative Minimum Tax on our fiscal year 2000 results and will now receive a refund of that tax.

Extraordinary Item
During the third quarter of fiscal 1999, our Board of Directors approved the buyback of up to $50.0 million aggregate principal amount of convertible subordinated notes. In fiscal 2000, we repurchased $3.0 million of such notes for $2.5 million in cash, including accrued interest thereon. In connection with this repurchase, we recognized an extraordinary gain on the early retirement of debt of $290,000, net of applicable income taxes of $186,000 for fiscal 2000.

New Accounting Pronouncements Not Yet Adopted
In 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”) which supersedes APB Opinion No. 16, “Business Combinations.” SFAS 141 eliminates the pooling-of-interest methods of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The provisions of SFAS 141 were effective for transactions accounted for using the purchase method that were completed after June 30, 2001. We have used the purchase method for all previous acquisitions and will do so for the acquisition of SBRG (see Note 2 of Notes to the Consolidated Financial Statements).

In 2001, the FASB also issued SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supercedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 requires that goodwill and other intangible assets be reported separately, eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after its effective date. SFAS 142 is effective for the Company for fiscal year 2003.

SFAS 142 changes the method of accounting for the recoverability of goodwill such that, for the Company, it will be evaluated at the brand level, based upon the estimated fair value of the brand. Currently, we allocate goodwill to each restaurant and, we evaluate the recoverability of goodwill on a restaurant-by-restaurant basis. Under the SFAS 142, the valuation methodology is significantly different and could result in a substantial write-down of the recorded goodwill. The impairment review will involve a two-step process as follows:

•
Step 1 – Compare the fair value for each brand to its carrying value, including goodwill. For each brand where the carrying value, including goodwill, exceeds the brand’s fair value, move on to step 2. If a brand’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•
Step 2 – Allocate the fair value of the brand to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the brand’s goodwill. Then, compare the implied fair value of the reporting brand’s goodwill with the carrying amount of reporting brand’s goodwill. If the carrying amount of the reporting brand’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

CKE RESTAURANTS, INC.

We have not finalized our evaluation of adopting SFAS 142, but do know that approximately $6 million of goodwill amortization will no longer be recorded as amortization expense in general and administrative costs. We expect upon adoption of this pronouncement that a significant goodwill impairment charge relating to our Hardee’s brand will be recorded as a cumulative effect of accounting change in the first quarter of fiscal 2003.

In 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which will be effective for the Company in the first quarter of fiscal year 2004. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have not yet determined the impact of adopting SFAS 143 on our financial statements.

In 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses the impairment for all tangible assets. SFAS 144 will be effective for the Company in the first quarter of fiscal 2003. We have not yet determined the impact of adopting SFAS No. 144 on the Company’s financial statements.

Impact of Inflation
Inflation has an impact on food, construction, occupancy, labor and benefit costs, all of which can significantly affect our operations. Historically, consistent with the industry, we have been able to pass along to our customers higher costs arising from these inflationary factors

Seasonality
Our business is affected by seasonality. Average restaurant sales are normally higher in the summer months than during the winter months for each of our restaurant concepts. In comparison with our Carl’s Jr. restaurant concept, the weather has a greater impact on average restaurant sales at our Hardee’s restaurants, because a significant number of them are located in rural areas that experience severe winter conditions without the benefit of municipal storm services typical of more urban areas.

Competition
As discussed previously in Item 1 — Business, the foodservice industry is intensively competitive with respect to several factors. We compete with a variety of foodservice companies. Because our competition is a diverse group (major restaurant chains, casual dining restaurants, nutrition-oriented restaurants and prepared food stores), it is difficult for us to attribute specific results of operations to the actions of any of our competitors.

Financial Condition

Liquidity and Capital Resources
Free cash flow – cash provided by operations less capital expenditures – for fiscal 2002 was $46.0 million. Free cash flow, together with proceeds from asset sales, was used primarily to pay back borrowings on our revolving credit facility. For the year, we generated cash flows from operations of $71.5 million, as compared to $23.4 million during fiscal 2001. This increase was due to improved operations, as well as the receipt of an income tax refund of approximately $34.6 million. Investing activities generated $116.1 million primarily from asset sales. Financing activities used $179.8 million primarily to pay down our Senior Credit Facility. Cash and cash equivalents increased $7.9 million to $24.6 million in fiscal 2002. Earnings were insufficient to cover fixed charges by $84.5 million. Excluding the effect of the repositioning charges discussed above, earnings would be insufficient to cover fixed charges by $7.6 million (See Exhibit 12.1).

As discussed above, in fiscal year 2000, we embarked on an asset sale program designed to generate cash to reduce indebtedness under our Senior Credit Facility. During fiscal 2002, we made a net repayment on our revolving credit facility of approximately $168.5 million, of which approximately $134.8 million was provided by cash proceeds from assets sales (including $62.4 million from the sale of Taco Bueno). The balance of the repayment was generated from operations.

In fiscal 2000, we repurchased $3.0 million aggregate principal amount of convertible notes for $2.5 million in cash, including accrued interest thereon. We recognized an extraordinary gain on the early retirement of debt of $290,000 net of applicable taxes of $186,000 for fiscal 2000.

CKE RESTAURANTS, INC.

On March 4, 1999, we completed a private placement of $200.0 million aggregate principal amount of 9.125% senior subordinated notes due 2009. We received net proceeds of $194.8 million, of which $190.0 million was used to repay outstanding term loan balances under our Senior Credit Facility. The indenture relating to the senior subordinated notes imposes certain restrictions on our ability (and the ability of our subsidiaries) to incur indebtedness (including, but not limited to, indebtedness under the credit facility, indebtedness to refinance existing debt, which must become subordinate to these notes, and indebtedness required in the ordinary course of business) pay dividends on, redeem or repurchase our capital stock, make restricted payments (as defined in the agreement) in excess of $75 million (as of January 28, 2002 we have made approximately $25 million in restricted payments), make investments, incur liens on our assets, sell assets other than in the ordinary course of business, or enter into certain transactions with our affiliates. The senior subordinated notes represent unsecured general obligations subordinate in right of payment to our senior indebtedness, including our Senior Credit Facility.

We amended and restated our senior facility on January 31, 2002, securing a $100 million lender’s commitment under a revolving credit facility. The amended facility includes a letter of credit sub-facility, and changed the maturity date to December 14, 2003, extendable to November 15, 2006, provided we are able to earlier refinance our convertible subordinated notes due March 2004. The credit facility is collateralized by all of our personal property assets and certain restaurant property deeds of trust with a carrying value of $218.2 million as of January 31, 2002.

The amended and restated credit facility, which may be used for working capital and other general corporate purposes, including permitted investments and acquisitions, includes the following features among others:

•	We are permitted to spend on targeted restaurant development as specified in our strategic plan.
•	We are permitted to divest restaurants not in the collateral pool, to balance our portfolio or achieve strategic direction, and invest the proceeds back into the business.
•	We are restricted from incurring new indebtedness.
•	The interest rate under the facility is the lower of LIBOR or prime, plus applicable margins based on our leverage ratio.
•	We are allowed to repurchase up to $10.0 million of convertible subordinated notes.
•	We are prohibited from repurchasing our common stock.
•	We must comply with specified covenants including minimum EBITDA, fixed charges coverage, and consolidated tangible net worth and maximum leverage ratios.

During the last three years, we sold approximately 143 Carl’s Jr. restaurants to franchisees, generating net cash proceeds (as defined in the Company’s Senior Credit Facility) of approximately $116.7 million, and approximately 443 Hardee’s restaurants to franchisees, generating net cash proceeds of approximately $120.7 million. This strategy was intended to generate cash to pay down borrowings under our Senior Credit Facility, and to allow us to focus on running the balance of our Hardee’s system with a smaller number of company-operated restaurants.

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

We believe that cash generated from our various restaurant operations and the cash and cash equivalents on hand as of January 28, 2002, and amounts available under our Senior Credit Facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the foreseeable future. Under our amended credit facility, we have $55.1 million of outstanding letters of credit at January 28, 2002 and, as we had not borrowed on the facility at that date, we had $44.9 million available for our use.

Subsequent to the end of fiscal year 2002 (January 28, 2002), we began repurchasing convertible notes under the terms provided in our amended credit facility. The new facility allows us to repurchase up to $10 million of convertible notes. Through March 15, 2002, we repurchased $11.1 million (face value) of convertible notes for $10.0 million, at various prices ranging from $87.25 to $90.25. Those transactions resulted in recognition of a gain on retirement of debt of $1.1 million, which will be recognized in the first quarter of fiscal year 2003.

CKE RESTAURANTS, INC.

The repurchase of convertible debt subsequent to the end of the fiscal year was the first step in addressing our plan to begin developing a strategy for retiring our maturing $159.2 million of convertible notes, due March 2004. Strategies we may consider include the sale of assets (including restaurants), a debt or equity offering, a debt swap or some combination of those items. In the event that we are unable to successfully implement one or more of those options, we may be required to sell additional restaurants at a loss to raise sufficient funds to retire the debt. Those losses may be material and have a significant negative impact on our operating results.

Long-term Obligations
The following table presents our long-term contractual obligations:

Contractual Obligations

	Payments due by periods
(Dollars in thousands)	Total	Less than one year	1—3 years	4—5 years	After 5 years

Long-term debt (1)	$359,205	$—	$159,205	$—	$200,000
Capital lease obligations (1)(2)	135,091	18,851	41,948	20,312	53,980
Operating leases	704,965	86,722	215,315	107,080	295,848
Unconditional purchase obligations (3)	20,442	20,400	42	—	—

Total contractual cash obligations	$1,219,703	$125,973	$416,510	$127,392	$549,828

(1)
The amounts reported above as operating leases and capital lease obligations include leases contained in the restaurant closure reserve and leases for which we are the obligee to the property owner and sublease to franchisees. Additional information regarding operating leases and capital lease obligations can be found in Note 7 of Notes to the Consolidated Financial Statements.

(2)	Represents the undiscounted value of capital lease payments.

(3)
Unconditional purchase obligations include contacts for goods and services, primarily related to restaurant operations. We have classified the payments due by periods based on our average usage for each individual contract rather than the remaining term of the contract to better match expected expenditures with actual usage rates (see further discussion regarding these obligations in Item 7A –Quantitative and Qualitative Disclosures About Market Risk.

The following table presents our other commercial commitments including lines of credit, letters of credit and guarantees. The specific commitments are discussed previously in Item 7 – Management Discussion and Analysis – as well as the Notes to the Consolidated Financial Statements.

Other Commitments

	Amount of commitment expirations per period
(Dollars in thousands)	Total amounts committed	Less than one year	1—3 years

Standby letters of credit under the Company’s Senior Credit Facility	$55,120	$34,304	$20,816
Guarantees (1)	4,719	19	4,700

Total commercial commitments	$59,839	$34,323	$25,516

(1)	See further discussion regarding guarantees in Note 24 of Notes to the Consolidated Financial Statements.

CKE RESTAURANTS, INC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
Our principal exposure to financial market risks is the impact that interest rate changes could have on our $100.0 million Senior Credit Facility, of which $0 million was outstanding as of January 28, 2002 (and as of April 1, 2002, we had $13.5 million outstanding). Borrowings under our Senior Credit Facility bear interest at the prime rate or at LIBOR plus an applicable margin based on certain financial ratios (averaging 9.7% in fiscal 2002). A hypothetical increase of 100 basis points in short-term interest rates at fiscal year end would result in no reduction in annual pre-tax earnings as no amounts were borrowed at that time. The estimated reduction is based upon the outstanding balance of our Senior Credit Facility and assumes no change in the volume, index or composition of debt at January 28, 2002. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

Commodity Price Risk
We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use typically result in unconditional purchase obligations, which are not reflected in the consolidated balance sheet. As noted in the table above, our unconditional purchase obligations currently total $20.4 million and are due at various dates during the next 3 years. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases, which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices could result in lower restaurant-level operating margins for our restaurant concepts.

Item 8. Financial Statements and Supplementary Data
See the Index included at Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

CKE RESTAURANTS, INC.

Part III

Item 10. Directors and Executive Officers of the Registrant
The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2002 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2002. Information concerning the current executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information pertaining to executive compensation is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2002 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2002 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2002.

Item 13. Certain Relationships and Related Transactions
From time-to-time we enter into transactions with parties or entities that may be deemed related parties or affiliates. This may include parties with whom we, or our related parties, have a relationship that enables the parties to negotiate terms of material transactions that may not be available from others. Such transactions contribute to our operating results, which may be materially affected if we were to conduct such transactions with independent vendors and suppliers.

CKE RESTAURANTS, INC.

During fiscal years 2002, 2001 and 2000, we entered into the following transactions with those parties:

Involved Party	Business Purpose	How Transaction Prices are Determined	On-going Contractual Commitments	FY 2002 $000’s	FY 2001 $000’s	FY 2000 $000’s

Carl N. Karcher (Chairman Emeritus)	Leased property for Anaheim, Ca. office, distribution facility and three restaurants.	Lease based upon the prevailing market for similar space within the area.	Several leases with varying expiration dates	$1,661	$1,500	$1,500

Fidelity National Financial, Inc. (“FNF”) (Our Chairman is also the Chairman of FNF)	Title and escrow work on sale of restaurant properties and mortgages on properties for collateral on Senior Credit Facility	Escrow and title fees are determined per transaction based upon the stated standard rates as set by Fidelity to the general public at the time of each transaction.	None	1,216	—	—

FNF Capital, Inc. (100% owned subsidiary of FNF)	Leased equipment	Bids for the lease of equipment were submitted and most favorable terms were selected.	Several leases with varying expiration dates	5,455	5,804	2,334

Kensington Development (100% owned subsidiary of FNF)	Lease of Santa Barbara, Ca. office	Lease based upon the prevailing market for similar space within the area.	Lease agreement expires September 2003	195	63	—

M&N Foods, Inc. (Affiliate of a current board member)	Sale of Carl’s Jr. restaurants to franchisee	Purchase price based on a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees. Transaction was evaluated for fairness by First Tennessee Securities Corp., an investment banking firm.	None, other than those contained in the franchise agreement and asset purchased agreement	4,100	—	14,059

Orion Realty Corp. (100% owned subsidiary of FNF)	Sale of surplus properties and termination of leases	(A)	Contractual arrangement	329	58	—

Praetorian Group (Formerly an investment of FNF)	Sale of restaurants to franchisees	(A)	None	60	6,959	—

Rally’s Restaurants (Owned by Checkers Drive-In Restaurants, Inc. of which we own 4.9%)	Purchase of food and paper products from the Company	Mark-up consistent with price charged to Carl’s Jr. franchises.	Contract no longer in effect	1,652	3,634	3,781

Rocky Mountain Aviation (100% owned subsidiary of FNF)	Expenses associated with Company’s leased aircraft	Based on contracted lease rates, partially offset by income from others use of contracted planes. Contracted lease rates depend on number of passengers, distance, weights, airport fees and other factors to determine the cost for each specific trip.	Lease agreement expires June 2007	414	554	507

SBRG	License the Green Burrito Brand	According to License Agreement.	Requirements cease after acquisition of SBRG	443	621	810

CKE RESTAURANTS, INC.

Involved Party	Business Purpose	How Transaction Prices are Determined	On-going Contractual Commitments	FY 2002 $000’s	FY 2001 $000’s	FY 2000 $000’s

TWM Industries, Inc. (Affiliate of a former CEO and board member of the Company)	Sale of Carl’s Jr. restaurants to franchisee	Purchase price based on a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees. Reduced by final payout due under employment agreement. Transaction was evaluated for fairness by First Tennessee Securities Corp., an investment banking firm.	None, other than those contained in the franchise agreement and asset purchased agreement	12,080	4,192	—

(A)
During fiscal 2000, we were in a workout situation with our lenders and we had to immediately begin to dispose of a significant number of assets to raise cash to repay our bank indebtedness. Also, during this time, we began closing a significant number of underperforming restaurants which resulted in a significant number of surplus properties that needed to be converted to cash. Under these circumstances, we determined that it was impractical under the time constraints to develop an internal real estate sales competency and, accordingly, we retained the services of these affiliates that possessed the requisite real estate competency. We periodically benchmark the fees charged by these affiliates.

CKE RESTAURANTS, INC.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE RESTAURANTS, INC.

By:	/s/ ANDREW F. PUZDER
Andrew F. Puzder

Date: April 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. FOLEY II William P. Foley II	Chairman of the Board	April 25, 2002

/s/ ANDREW F. PUZDER Andrew F. Puzder	Chief Executive Officer and President (Principal Executive Officer)	April 25, 2002

/s/ BYRON ALLUMBAUGH Byron Allumbaugh	Director	April 25, 2002

/s/ PETER CHURM Peter Churm	Director	April 25, 2002

/s/ CARL L. KARCHER Carl L. Karcher	Director	April 25, 2002

Carl N. Karcher	Director	April 25, 2002

/s/ DENNIS J. LACEY Dennis J. Lacey	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2002

/s/ DANIEL D. LANE Daniel D. Lane	Vice Chairman of the Board	April 25, 2002

/s/ DANIEL PONDER Daniel Ponder	Director	April 25, 2002

/s/ FRANK P. WILLEY Frank P. Willey	Director	April 25, 2002

CKE RESTAURANTS, INC.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page

(a)(1)	Index to Consolidated Financial Statements:
	Independent Auditors’ Report	43
	Consolidated Balance Sheets — as of January 31, 2002 and 2001	44
	Consolidated Statements of Operations — for the fiscal years ended January 31, 2002, 2001 and 2000	45
	Consolidated Statements of Stockholders’ Equity — for the fiscal years ended January 31, 2002, 2001 and 2000	46
	Consolidated Statements of Cash Flows — for the fiscal years ended January 31, 2002, 2001 and 2000	47
	Notes to Consolidated Financial Statements	48
(a)(2)	Index to Financial Statement Schedules: Schedule II — Valuation and Qualifying Accounts	75

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits: An “Exhibit Index” has been filed as a part of this Form 10-K beginning on page 76 hereof and is incorporated herein by reference.
(b)	Current Reports on Form 8-K: None.

CKE RESTAURANTS, INC.

Independent Auditors’ Report

The Board of Directors and Stockholders
CKE Restaurants, Inc.:

We have audited the accompanying consolidated financial statements of CKE Restaurants, Inc. and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and Subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

KPMG LLP

Orange County, California
March 13, 2002

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Part 1. Financial Information

Item 1. Consolidated Financial Statements

(Dollars in thousands)	January 31, 2002	January 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$24,642	$16,860
Accounts receivable, net	38,942	73,956
Related party trade receivables	5,404	2,505
Inventories	17,365	17,694
Prepaid expenses	8,318	10,212
Other current assets	1,703	2,534
Net assets of subsidiary held for sale	–	66,912

Total current assets	96,374	190,673
Property and equipment, net	542,193	656,214
Property under capital leases, net	64,834	73,617
Long-term investments	1,186	3,461
Notes receivable	7,352	14,098
Costs in excess of assets acquired, net	186,868	203,900
Other assets	32,782	65,574

Total assets	$931,589	$1,207,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of bank indebtedness	$–	$67,000
Current portion of capital lease obligations	10,266	9,845
Accounts payable	47,414	53,759
Other current liabilities	91,167	86,489

Total current liabilities	148,847	217,093
Bank indebtedness	–	101,500
Senior subordinated notes	200,000	200,000
Convertible subordinated notes	159,205	159,225
Capital lease obligations	70,107	81,173
Other long-term liabilities	91,764	98,989

Total liabilities	669,923	857,980

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	–	–
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 52,162,000 shares and 52,086,000 shares	522	521
Additional paid-in capital	383,319	383,016
Non-employee director and officer notes receivable	(4,239)	–
Accumulated deficit	(107,530)	(23,574)
Treasury stock at cost, 1,585,000 shares	(10,406)	(10,406)

Total stockholders’ equity	261,666	349,557

Total liabilities and stockholders’ equity	$931,589	$1,207,537

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal years ended January 31,
(In thousands except per share amounts)	2002	2001	2000

Revenue:
Company-operated restaurants	$1,174,384	$1,569,504	$1,814,695
Franchised and licensed restaurants and other	263,743	215,280	175,378

Total revenue	1,438,127	1,784,784	1,990,073

Operating costs and expenses:
Restaurant operations:
Food and packaging	356,157	484,439	553,451
Payroll and other employee benefits	381,756	514,535	566,394
Occupancy and other operating expenses	266,874	368,100	383,144

	1,004,787	1,367,074	1,502,989
Franchised and licensed restaurants and other	203,364	159,484	128,128
Advertising expenses	73,184	100,199	121,727
General and administrative expenses	111,696	145,379	147,372
Facility action charges, net	71,389	144,642	26,802

Total operating costs and expenses	1,464,420	1,916,778	1,927,018

Operating income (loss)	(26,293)	(131,994)	63,055
Interest expense	(57,659)	(70,541)	(63,283)
Other expense, net	(588)	(2,729)	(47,232)

Loss before income taxes and extraordinary item	(84,540)	(205,264)	(47,460)
Income tax benefit	(584)	(11,148)	(18,053)

Loss before extraordinary item	$(83,956)	$(194,116)	(29,407)
Extraordinary item – gain on early retirement of debt net of applicable income taxes of $186	—	—	290

Net loss	$(83,956)	$(194,116)	$(29,117)

Basic and diluted: Loss per share before extraordinary item	$(1.66)	$(3.84)	$(0.57)
Extraordinary item – gain on early retirement of debt net of applicable income taxes	—	—	0.01

Net loss per share	$(1.66)	$(3.84)	$(0.56)

Weighted average shares outstanding, basic and diluted	50,507	50,501	51,668

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock
(In thousands except per share amounts)	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Non-employee Director and Officer Notes Receivable	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity

FISCAL YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

Balance at January 31, 1999	51,850	$519	—	$—	$380,423	$—	$205,900	$586,842
Cash dividends ($.08 per share)	—	—	—	—	—	—	(4,157)	(4,157)
Exercise of stock options	181	2	—	—	1,363	—	—	1,365
Purchase of treasury shares	—	—	(1,585)	(10,406)	—	—	—	(10,406)
Shares issued to third-party	55	—	—	—	722	—	—	722
Tax benefit associated with exercise of stock options	—	—	—	—	508	—	—	508
Net loss	—	—	—	—	—	—	(29,117)	(29,117)

Balance at January 31, 2000	52,086	$521	(1,585)	$(10,406)	$383,016	—	$172,626	$545,757
Cash dividends ($.04 per share)	—	—	—	—	—	—	(2,084)	(2,084)
Net loss	—	—	—	—	—	—	(194,116)	(194,116)

Balance at January 31, 2001	52,086	$521	(1,585)	$(10,406)	$383,016	—	$(23,574)	$349,557
Exercise of stock options	76	1	—	—	283	—	—	284
Conversion of convertible subordinated notes	—	—	—	—	20	—	—	20
Non-employee director and officer notes receivable	—	—	—	—	—	(4,239)	—	(4,239)
Net loss	—	—	—	—	—	—	(83,956)	(83,956)

Balance at January 31, 2002	52,162	$522	(1,585)	$(10,406)	$383,319	$(4,239)	$(107,530)	$261,666

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal years ended January 31,
(In thousands)	2002	2001	2000

Net cash flow from operating activities:
Net loss	$ (83,956)	$(194,116)	$(29,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,639	106,981	104,450
Provision for losses on accounts and notes receivable	10,641	8,602	1,485
(Gain) loss on investments, sale of property equipment, capital leases,and extinguishment of debts	–	3,046	(2,398)
Facility action charges, net	71,389	144,642	26,802
Other, non cash charges	4,146	17,618	64,521
Deferred income taxes	–	15,006	(30,035)
(Gain) loss on non-current asset and liability transactions	(1,846)	(2,104)	4,744
Change in store closure and self-insurance reserves	(17,493)	(4,908)	(6,109)
Net change in receivables, inventories, prepaid expenses and other current assets	28,650	(27,879)	(12,457)
Net change in accounts payable and other current liabilities	(16,633)	(43,496)	(13,406)

Net cash provided by operating activities	71,537	23,392	108,480

Cash flow from investing activities:
Purchase of:
Property and equipment	(25,503)	(74,680)	(263,589)
Long-term investments	–	(2,957)	–
Proceeds from sale of:
Marketable securities and long-term investments	4,121	4,210	–
Property and equipment	68,278	154,132	52,753
Increase in notes receivable and related party receivables	–	(18,305)	(5,544)
Collections on notes receivable and related party receivables	2,625	13,791	7,725
Cash of subsidiary in property held for sale	–	(3,827)	–
Net change in other assets	4,154	2,653	(5,012)
Dispositions of brand, net of cash surrendered	62,412	–	(2,491)

Net cash provided by (used in) investing activities	116,087	75,017	(216,158)

Cash flow from financing activities:
Net change in bank overdraft	6,633	(7,565)	14,210
Repayments of short-term debt	–	(1,123)	(3,600)
Long-term borrowings	140,217	266,000	467,500
Repayments of long-term debt	(308,737)	(371,313)	(350,853)
Repayments of capital lease obligations	(10,645)	(10,095)	(7,689)
Payment of deferred financing costs	(2,775)	(904)	(10,759)
Net change in other long-term liabilities	(600)	9,030	1,767
Payment of dividends	–	(2,084)	(4,157)
Purchase of treasury stock	–	–	(10,406)
Issuance of non-employee director and officer notes receivable	(4,239)	–	–
Exercise of stock options	304	–	1,365
Tax benefit associated with the exercise of stock options	–	–	508

Net cash provided by (used in) financing activities	(179,842)	(118,054)	97,886

Net increase (decrease) in cash and cash equivalents	7,782	(19,645)	(9,792)
Cash and cash equivalents at beginning of year	16,860	36,505	46,297

Cash and cash equivalents at end of year	$ 24,642	$16,860	$36,505

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Note 1 – Significant Accounting Policies

A summary of certain significant accounting policies not disclosed elsewhere in the footnotes to the consolidated financial statements is set forth below.

Description of Business
CKE Restaurants, Inc. (“CKE” or the “Company”) owns, operates, franchises and licenses the Carl’s Jr. and Hardee’s quick-service restaurant concepts. Carl’s Jr. restaurants are located in the Western United States, predominantly in California. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. The Company’s system-wide restaurant portfolio as of January 31, 2002 consisted of:

	Carl’s Jr.	Hardee’s	Total

Company-operated	443	742	1,185
Franchised and licensed	526	1,648	2,174

Total	969	2,390	3,359

CKE acquired Hardee’s in 1997. At the time Hardee’s was acquired, a turnaround of operations at Carl’s Jr. had just been completed. Hardee’s had historical trends of operational difficulties, including declining same-store sales. Management believed it could implement a strategy to counter the operational difficulties Hardee’s was experiencing. In conjunction with the Hardee’s acquisition, the Company incurred a substantial amount of long-term debt and became a highly-leveraged company. Management was initially unable to materially alter the declining same-store sales trend at Hardee’s after the acquisition. In fact, the decline in same-store sales continued. Beginning with fiscal year 2000, Hardee’s operating losses resulted in the Company operating at a loss. When those operating losses arose, there was approximately $280,000 outstanding under the Company’s facility. Under these circumstances, the Company was compelled to reduce its level of bank debt and embarked upon a program to sell restaurants with the objectives of reducing bank debt and shifting the restaurant system mix to one that is more franchised than company-operated. Management also identified many under-performing restaurants for closure. The Company incurred net losses on the sales of restaurants, recorded charges for restaurant closure reserves and wrote-down the carrying value of certain properties and charged a loss to operations as their performance did not support their corresponding carrying values. Additionally, management reduced operating costs to a level more commensurate with the revenue mix resulting from the rebalancing of its systems. The Company has reported losses for each of the last three years. The Company is in the midst of a business turnaround and has made several changes to its business. The Company not only sold or closed Carl’s Jr. and Hardee’s restaurants, but also sold the Taco Bueno brand and ceased to operate certain Rally’s restaurants under a management agreement. These changes have significantly impacted the comparability of results from year to year.

Basis of Presentation and Fiscal Year
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated. Transactions between subsidiaries with different fiscal periods relate solely to transfers of cash and are accounted for in other current liabilities. The Company’s fiscal year is 52 or 53 weeks, ending the last Monday in January each year. Fiscal year 2000 included 53 weeks of operations. Fiscal years 2002 and 2001 each included 52 weeks of operations. For clarity of presentation, the Company has labeled all years presented as fiscal year ended January 31.

The equity method of accounting is used for investments in which the Company has the ability to exercise significant influence. Under the equity method, the Company recognizes its share of the net earnings or losses of these entities and adjusts the carrying value of its investment by the amount of net earnings or losses recognized and by the amount of contributions made or distributions received. The Company’s share of net earnings or losses is calculated based on the Company’s expected share of the investment’s estimated profit or loss. The Company accounted for its investments in Santa Barbara Restaurant Group, Inc. and Checkers Drive-Thru Restaurants, Inc. under the equity method.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

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

Deferred Financing Costs
Costs related to the issuance of debt are deferred and amortized, utilizing a method which approximates the effective interest method, as a component of interest expense over the terms of the respective debt issues. In accordance with Emerging Issues Task Force Bulletin 98-14, “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements” (“EITF 98-14”), the Company writes-off a portion of these deferred financing charges when the borrowing capacity of its Senior Credit Facility is reduced.

Deferred Lease Costs
Deferred lease costs arising from an acquisition represent the excess of actual rent payments on an operating lease over the current market rate on the date of the acquisition. Deferred lease costs are amortized over the remaining lives of the related leases.

Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation and amortization, impairment writedowns and valuation allowances. Depreciation is computed using the straight-line method based on the assets’ estimated useful lives, which range from three to 40 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the related lease terms.

Goodwill
Goodwill represents the excess of the purchase price for certain assets over the estimated fair value of the tangible assets. Through fiscal 2002, this asset is amortized over 40 years. Through fiscal 2002, for purposes of recoverability testing, goodwill is allocated to individual restaurants (both company-operated restaurants and restaurants that the Company previously owned and has subsequently sold to franchisees).

Facility Action Charges
In late fiscal 2000, the Company embarked on a refranchising initiative to reduce outstanding borrowings under its revolving credit facility, as well as to increase the number of franchise-operated restaurants. In addition, it identified and closed under-performing restaurants. The results of these strategies have caused the following transactions to be recorded in the financial statements as facility action charges, net:

(i)	Impairment of long-lived assets for restaurants the Company plans to continue to operate and restaurants the Company intends to close beyond the quarter in which the closure decision is made.
(ii)	Store closure costs; and
(iii)	Gains (losses) on the sale of restaurants.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

(i) Impairment of Long-Lived Assets
The Company evaluates the carrying value of assets for the possibility of impairment when the operations of the brand, or certain restaurants in the brand, experience a negative event (i.e. significant downturn in operations, natural disaster, restaurant closures, etc.). When events are identified that indicate the assets may be impaired, management reviews the last two years of operations on a restaurant-by-restaurant basis and if there are increasing losses in both of those years, management estimates future un-discounted cash flows. If the projected cash flows do not support the net respective book values including goodwill, which is allocated to each restaurant for this purpose, the assets are written-down to their fair value, based on either: (1) the estimated net proceeds that the Company’s broker (a related party) believes it can obtain for the particular site; (2) the discounted projected cash flows or (3) historical net proceeds that have been obtained on other similar surplus property sales.

(ii) Store Closure Costs
Management makes decisions to close restaurants based on the prospects for future estimated profitability. The Company’s restaurant operators evaluate each restaurant’s performance each financial period. When restaurants are performing poorly, management considers the demographics associated with the location as well as the likelihood of being able to turn an unprofitable restaurant around. Based on the operator’s judgement, an estimate of future cash flows is made. If it is determined that the restaurants will not be profitable, additional evaluation of the site is done to determine whether or not there is a provision in the lease that would prohibit the restaurant from being closed (i.e. a continuous operating clause). If management decides to close a restaurant, then a reserve for the net present value of future rent and fixed costs (i.e. taxes, utilities) is estimated and asset impairment charges, if necessary, are recorded in the period the decision is made. Additionally, franchisees may close restaurants for which the Company is the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish a store closure reserve if management decides not to operate the restaurants as company-operated restaurants.

The store closure reserve for vacant properties is generally based on the term of the lease and the lease termination fee we expect to pay, as well as maintenance costs. The interest rate used to calculate the net present value of these reserves is based on the Company’s incremental borrowing rate at the time the reserve is established. The related discount is amortized and shown as interest expense in the Statements of Operations.

(iii) Gains (Losses) on the Sale of Restaurants
The Company records gains and losses on the sale of restaurants as the difference between the net proceeds received and net asset values of the restaurants sold, excluding goodwill. Additionally, the gains (losses) are further impacted by lease obligations management has agreed to pay on behalf of the franchises the Company sold restaurants to.

Self-insurance
The Company is self-insured for a portion of it’s current and prior years’ losses related to worker’s compensation, fire and general liability insurance programs. The Company has obtained stop-loss insurance for individual workers’ compensation claims over $250 and individual general liability claims over $500. Insurance liabilities and reserves area accounted for based on the net present value of independent actuarial estimates of the amount of loss expected. These estimates rely on actuarial observations of historical claim loss development which is generally the average historical loss rate for similar events. Management continually evaluates the potential for changes in loss estimates, and uses the results of these evaluations to adjust recorded provisions.

Franchise and License Operations
The Company executes franchise or license agreements for each brand that sets out the terms of our arrangement with the franchisee or licensee. Our franchise and certain license agreements require the franchisee or licensee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales. Subject to our approval and payment of renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

The Company recognizes initial fees as revenue when we have performed substantially all initial services required by the franchise or license agreement, which is generally upon opening of a restaurant. Further, continuing fees are recognized as earned with an appropriate provision for estimated uncollectible amounts, which is included in franchise and license expenses. We recognize renewal fees in income when a renewal agreement becomes effective. Initial fees collected upon the sale of a restaurant to a franchisee are included in franchising revenue.

The Company incurs expenses that benefit both our franchise and license communities. These expenses, along with other costs of sales and servicing of franchise and license agreements are charged to franchising expense as incurred. Finally, net franchise and license income also includes rent income from leasing or subleasing restaurants to franchisees net of the related occupancy costs. If the Company leases restaurants to a franchisee that results in a loss over the term of the lease, a lease subsidy reserve is established at inception.

The Company monitors the financial condition of our franchisees and records provisions and estimated losses on receivables when management believes that certain franchisees are unable to make their required payments. Each individual franchisee’s account is reviewed quarterly, focusing on those that are past due and, if necessary, a specific reserve for each account is recorded including notes receivable. Additionally, the Company ceases recording royalties from franchisee that are delinquent until such time as there is a history of timely payments.

Depending on the facts and circumstances, there are a number of different actions that may be taken to resolve collection issues. These include the sale of franchisee restaurants to the Company or to other franchisees, a modification to the franchise agreement which may include a provision for reduced royalty rates in the future (if royalty rates are not sufficient to cover the Company’s costs of service over the life of the franchise agreement, the Company records the estimated loss at the time it modifies the agreement), a restructuring of the franchisee’s business and /or finances (including the restructuring of leases for which we are the primary obligee) or, if necessary, the termination of the franchisee agreement. The amount of the allowance established is based on our assessment of the most probable action that will occur. In the event that the Company decides to operate the restaurants as company-operated restaurants, the allowance for loss is recorded net of the estimated fair value of the related restaurant assets.

Advertising
The Company charges marketing costs to expense ratably in relation to revenues over the year in which incurred and in the case of advertising production costs it is charged when the commercial is first aired. The Company’s contributions to independent advertising cooperatives are expensed when paid.

Income Taxes
Income taxes are accounted for under the asset and liability method. The Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, restaurant closure reserves, self-insurance reserves, tax credits and operating losses for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recovery of net tax assets is evaluated each year using the “more likely than not” criterion contained in Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. To the extent a valuation allowance is recorded or increased, an expense within the tax provision in the statement of operations is recorded. Reversal of the reserve is dependent upon the Company reporting taxable operating profits in future years.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

Estimations
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s most significant areas of estimation are:

•	Estimation of future cash flows used to assess the recoverability of long-lived assets and the establishment of store closure reserves.
•	Determination of the appropriate allowances associated with franchise and license receivables and contingent liabilities.
•	Estimation, using actuarially determined methods, of self-insured losses under the Company’s worker’s compensation, fire and general liability insurance programs.
•	Estimation of net deferred income tax valuation allowances.

Loss per share
The Company presents “basic” loss per share, which represents net loss divided by the weighted average shares outstanding excluding all potentially dilutive securities as they would be anti-dilutive. Diluted loss per share will therefore be the same as the basic loss per share.

In fiscal 2002, 2001 and 2000, 7.7 million, 8.1 million and 6.2 million shares, respectively, relating to the possible exercise of outstanding stock options and in fiscal 2002, 2001 and 2000, 3.6 million shares issuable upon conversion of convertible subordinated notes, were not included in the computation of net loss per share as their effect would have been anti-dilutive.

Comprehensive Income
The Company did not have any other comprehensive income items requiring reporting under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”.

Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.

New Accounting Pronouncements Not Yet Adopted
In 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” (“SFAS 141”), which supersedes APB Opinion No. 16, “Business Combinations.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. The provisions of SFAS 141 were effective for transactions accounted for using the purchase method that were completed after June 30, 2001. The Company has used the purchase method for all previous acquisitions and will do so for the acquisition of SBRG (see Note 2).

In 2001, the FASB also issued SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which supercedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 requires that goodwill and other intangibles be reported separately, eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after its effective date. SFAS 142 is effective for the Company for fiscal year 2003.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

SFAS 142 changes the accounting for the recoverability of goodwill such that, for the Company, it will be evaluated at the brand level, based upon the estimated fair value of the brand. As noted above, the Company has allocated goodwill to each restaurant, and evaluates the recoverability of goodwill on a restaurant-by-restaurant basis. Under the SFAS 142, the valuation methodology is significantly different and could result in a substantial write-down of the recorded goodwill. The impairment review will involve a two-step process as follows:

Step
1 – Compare the fair value for each brand to its carrying value, including goodwill. For each brand where the carrying value, including goodwill, exceeds the brands, fair value, move on to step 2. If a brand’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step
2 – Allocate the fair value of the brand to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the brand’s goodwill. Then, compare the implied fair value of the reporting brand’s goodwill with the carrying amount of reporting brand’s goodwill. If the carrying amount of the reporting brand’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The Company has not finalized it evaluation of adopting SFAS 142, but management does know that approximately $6,000 of goodwill amortization will no longer be recorded as amortization expense in general and administrative costs. Management expects upon adoption of this pronouncement that a significant goodwill impairment charge relating to its Hardee’s brand will be recorded as a cumulative effect of accounting change in the first quarter of fiscal 2003.

In 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which will be effective for the Company beginning fiscal year 2004. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not yet determined the impact of adopting SFAS 143 on the Company’s financial statements.

In 2001, the FASB issued SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) which addresses the impairment of all intangible assets. SFAS 144 will be effective for The Company in the first quarter of fiscal year 2003. Management has not yet determined the impact of adopting SFAS No. 144 on the Company’s financial statements.

Reclassifications
Prior year amounts in the accompanying consolidated financial statements are reclassified to conform with the current year presentation. On the Balance Sheet, the Company reclassified asset impairment reserves originally reported in the store closure reserves directly to property and equipment. Additionally, to conform to industry practice, the Company has classified usage of the store closure reserve (previously shown as a financing activity) as a component of cash flow from operations for all periods presented.

Note 2  –  Acquisitions

Subsequent to fiscal year 2002, on March 1, 2002, the Company acquired Santa Barbara Restaurant Group, Inc. (“SBRG”). SBRG owns, operates and franchises The Green Burrito and La Salsa quick-service Mexican food restaurants, and Timber Lodge Steakhouse. Through the Company’s dual-branding relationship with The Green Burrito, the Company is SBRG’s largest franchisee. Under the terms of the stock purchase agreement, each outstanding share of SBRG stock was converted into 0.491 shares of Company common stock. The purchase price was based on the average closing price of the Company’s commons stock for the 10 trading days ending two days before completion of the acquisition (“Pricing Period”). The average

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

closing price of the Company’s common stock was $10.19 for the Pricing Period. SBRG had approximately 12.9 million shares of stock outstanding and approximately 3.2 million of options and warrants outstanding. As a result of purchasing SBRG through an exchange of stock, Fidelity National Financial, Inc. owns 6.6% of the Company. For the fifty-two weeks ended December 31, 2001, SBRG had revenue and net income of $88,728 (unaudited) and $2,954 (unaudited), respectively. The resulting purchase price was $81,547. The Company will begin consolidating SBRG’s operating results in the first quarter of Fiscal year 2003, from the March 1, 2002 date of acquisition. The Company has not yet determined the allocation of the purchase price to the net assets acquired.

Note 3 — Facility Action Charges, Net

A summary of the impact of facility actions on the reduction to each brand’s company-operated restaurant count is as follows:

	2002		2001		2000
	Carl’s Jr.	Hardee’s	Carl’s Jr.	Hardee’s	Carl’s Jr.	Hardee’s

Sold	30	27	89	324	24	61
Closed	24	159	8	114	8	10

Total	54	186	97	438	32	71

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

The components of facility action charges are as follows:

	2002	2001	2000

Hardee’s
Store closure reserves provided, net	$14,045	$17,253	$16,274
Impairment on stores closed, to be closed or sold	39,170	53,453	25,331
Impairment on stores that will continue to be operated	7,093	16,705	383
Losses (gains) on sales of restaurants, net	5,432	78,490	(2,986)

	65,740	165,901	39,002

Carl’s Jr.
Store closure reserves provided, net	656	1,884	—
Impairment on stores closed, to be closed or sold	6,378	5,955	—
Impairment on stores that will continue to be operated	8,145	3,035	—
Gains on sales of restaurants, net	(14,237)	(40,833)	(12,200)

	942	(29,959)	(12,200)

Rally’s and Taco Bueno
Losses on sales of restaurants	4,707	8,700	—

Total
Store closure reserves provided, net	14,701	19,137	16,274
Impairment on stores closed, to be closed or sold	45,548	59,408	25,331
Impairment on stores that will continue to be operated	15,238	19,740	383
Losses (gains) on sales of restaurants, net	(4,098)	46,357	(15,186)

	$71,389	$144,642	$26,802

Included in the impairment on restaurants closed, to be closed or sold for fiscal 2002 is $7,860 related to additional asset impairment charges made on restaurants recognized as being impaired in previous reporting periods.

Impairment charges were recorded against the following asset categories:

	2002	2001	2000

Fixed assets
Hardee’s	$33,820	$46,138	15,265
Carl’s Jr.	14,523	8,990	383

	48,343	55,128	15,648

Costs in excess of net assets acquired, net
Hardee’s	12,443	24,020	10,066
Carl’s Jr.	—	—	—

	12,443	24,020	10,066

Total
Hardee’s	46,263	70,158	25,331
Carl’s Jr.	14,523	8,990	383

	$60,786	$79,148	25,714

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

The following table summarizes the activity in our store closure reserves. We believe that the remaining carrying amounts are adequate to complete our disposal actions. The remaining unamortized discount to present value of the lease subsidies associated with these restaurants at January 31, 2002 was $5,729 and is to be recorded as a component of interest expense over the remaining sublease terms, which range up to 17 years, utilizing a method approximating the effective interest method.

Balance at January 31, 1999	$24,135
New decisions	16,274
Usage	(4,179)
Discount amortization and other	585

Balance at January 31, 2000	36,815
New decisions	19,137
Usage	(6,367)
Discount amortization and other	2,110

Balance at January 31, 2001	51,695
New decisions	28,911
Usage	(19,424)
Reversal of reserves for stores that will not be closed	(6,440)
Favorable disposition of surplus properties	(7,770)
Discount amortization and other	2,286

Balance at January 31, 2002	49,258
Less: Current portion	(11,097)

Long-term portion	$38,161

The following table summarizes average annual sales per restaurant and operating losses related to the restaurants the Company decided to close.

	2002	2001	2000

Sales per restaurant
Carl’s Jr.	$420	$467	$562
Hardee’s	527	507	557

Operating loss
Carl’s Jr.	$(956)	$(3,748)	$(1,937)
Hardee’s	$(9,301)	$(14,842)	$(19,158)

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

Note 4  –  Accounts Receivable, Net

Accounts receivable, net consists of the following:

	2002	2001

Trade receivables	$37,665	$42,682
Income tax receivable	5,048	36,586
Notes receivable, current portion	2,677	2,651
Other	254	278
Allowance for doubtful accounts	(6,702)	(8,241)

	$38,942	$73,956

The long-term portion of notes receivable consists of the following:

	2002	2001

Franchisee	$15,951	$20,500
Employees	499	100
Others	1,980	1,980
Allowance for doubtful accounts	(11,078)	(8,482)

	$7,352	$14,098

Note 5 — Net Assets of Subsidiary Held for Sale

In November 2000, the Company entered into a stock purchase agreement to sell Taco Bueno. Accordingly, for financial reporting purposes, the assets and liabilities attributable to this transaction were classified on the consolidated balance sheet as net assets of subsidiary held for sale and a loss of $8,700 was recorded for the difference between the sales price and the carrying value of the net assets. In June 2001, the sale of Taco Bueno to Jacobson Partners was completed for $62,412, a price lower than originally estimated and an additional $4,500 loss was recorded. The carrying value of the net assets exceeded the net proceeds from the sale by $13,200. Net assets of subsidiary held for sale consisted of the following at January 31, 2001:

Current assets	$6,540
Property and equipment, net	69,347
Property under capital leases, net	1,357
Costs in excess of net assets acquired, net	8,959
Other assets	975

Total assets	87,178

Current liabilities	9,469
Capital lease obligations	970
Other long-term liabilities	1,127

Total liabilities	11,566

Gross property held for sale	75,612
Reduction to net sales contract value	(8,700)

Net assets of subsidiary held for sale	$66,912

Taco Bueno’s results included in the Company’s accompanying statements of operations are as follows:

	2002	2001	2000

Revenue	$37,538	$97,316	$91,950
Operating income (loss)	3,693	(3,545)	8,136

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

Note 6 – Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life	2002	2001

Land		$146,880	$168,902
Leasehold improvements	4-25 years	165,644	233,250
Buildings and improvements	7-40 years	244,129	257,935
Equipment, furniture and fixtures	3-10 years	287,797	289,585

		844,450	949,672
Less: Accumulated depreciation and amortization		302,257	293,458

		$542,193	$656,214

Note 7 – Leases

The Company occupies land and buildings under lease agreements expiring on dates through 2062. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of sales in excess of specified levels, are often stipulated. Most leases obligate the Company to pay costs of maintenance, insurance and property taxes.

Property under capital leases consists of the following:

	2002	2001

Buildings	$107,016	$110,314
Equipment	15,156	15,260
Less: Accumulated amortization	57,338	51,957

	$64,834	$73,617

Amortization is calculated on a straight-line basis over the shorter of the respective lease terms or the estimated useful lives of the related assets.

Minimum lease payments for all leases, including those in the store closure reserve, and the present value of net minimum lease payments for capital leases as of January 31, 2002 are as follows:

	Capital	Operating

Fiscal Year:
2003	$18,851	$86,722
2004	17,262	80,360
2005	13,696	71,696
2006	10,990	63,259
2007	10,237	55,334
Thereafter	64,055	347,594

Total minimum lease payments	135,091	$704,965

Less: amount representing interest	54,718

Present value of minimum lease payments (interest rates ranging from 8% to 16%)	80,373
Less: current portion	10,266

Capital lease obligations, excluding current portion	$70,107

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

Total minimum lease payments have not been reduced for future minimum sublease rentals of $175,893 expected to be received under certain operating subleases.

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
	2002	2001

Net minimum lease payments receivable	$1,261	$1,681
Less: unearned income	264	407

Net investment	$997	$1,274

The carrying value of assets leased to others is as follows:

	2002	2001

Land	$15,878	$16,557
Leasehold improvements	2,866	5,835
Buildings and improvements	14,925	16,089
Equipment, furniture and fixtures	2,177	3,261

	35,846	41,742
Less: accumulated depreciation	7,644	7,507

	$28,202	$34,235

Minimum future rentals expected to be received as of January 28, 2002, including amounts reducing the our restaurant closure reserve, are as follows:
	Capital Leases or Subleases	Operating Lessor Leases

Fiscal Year:
2003	$363	$23,257
2004	302	21,219
2005	277	18,129
2006	251	15,733
2007	68	13,299
Thereafter	—	84,256

Total minimum future rentals	$1,261	$175,893

Total minimum future rentals do not include contingent rentals, which may be received under certain leases. Included in the operating lease minimum rentals is $84,131 that is also included in the store closure reserve.

Aggregate rents under noncancelable operating leases are as follows:
	2002	2001	2000

Minimum rentals	$92,658	$82,478	$92,107
Contingent rentals	4,550	4,923	5,275
Less: sublease rentals	24,065	19,115	10,064

	$73,143	$68,286	$87,318

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

During fiscal 2002 and 2001, the Company entered into certain sales leaseback transactions relating to restaurant properties it currently operates in order to generate cash to repay its bank indebtedness. The Company generated proceeds of $16,494 and $5,237 during fiscal 2002 and 2001, respectively. The resulting net gains of $4,269 and $884 at fiscal year end 2002 and 2001, respectively, were deferred and are being amortized as a reduction to occupancy and other operating expenses over the term of the lease.

Note 8 — Long-Term Investments

The Company has invested in other restaurant concepts, as follows:

Santa Barbara Restaurant Group, Inc.
Prior to its acquisition of SBRG (see Note 2), the Company held stock in SBRG through various transactions. The Company accounted for its investment in SBRG under the equity method of accounting due to shared management and directors. During the fourth quarter of fiscal 2000, the Company wrote down its investment in SBRG by $8,958 to $2,382 upon its conclusion that the investment had experienced an other than temporary decline in value. During fiscal 2001, the Company sold its shares of SBRG to a American National Financial, Inc., a subsidiary of Fidelity National Financial, Inc., (see Note 15) for cash proceeds of $1,900 and recorded a loss of $400, which is included in other expense, net (see Note 18).

Checkers Drive-In Restaurants, Inc.
Through a series of transactions, the Company has various investments in Checkers Drive-In Restaurants, Inc. (“Checkers”) which as of January 31, 2002, consisted of common stock and warrants to purchase common stock. Checkers operates and franchises approximately 427 Checkers and 427 Rally’s double drive-thru quick-service hamburger restaurants, primarily in the Southeastern and Midwestern United States. During fiscal 2002, 2001 and 2000, the Company accounted for its investments under the equity method of accounting as its Chairman of the Board was the Chairman of Checkers as well. As of September 28, 2002, the Company’s Chairman of the Board is no longer the Chairman of Checkers, but remains a member of the Board of Directors. During the fourth quarter of fiscal 2000, the Company wrote-down its investment in Checkers by $16,620 to its fair market value upon its conclusion that the investment had experienced an other than temporary decline in value. Further, as a result of the Company recognizing its share of the net losses of Checkers, the Company’s investment in Checkers was zero as of January 31, 2000. During fiscal 2002 and 2001, the Company sold 358,000 and 657,000 shares, respectively, of Checkers common stock, and reflected gains of $1,876 and $2,235, respectively in Other Expense, Net (see Note 18). As of January 31, 2002, the Company holds 546,000 shares of Checkers common stock and 613,000 warrants to purchase Checkers common stock for $3.00 per share. These warrants expire in November 2002. As of January 31, 2002, the Company has a 4.9% ownership interest in Checkers and the right to acquire common shares representing an additional 5.6% of Checkers.

During fiscal 2001, a $3,236 note receivable from Checkers, which was entered into during fiscal 1997, was repaid in full.

Boston Market
The Company, through its wholly owned subsidiary, Boston Pacific, Inc. (“BPI”), owned an 11% interest in Boston West, LLC (“Boston West”), which operates Boston Market restaurants in designated markets in Southern California as a franchised area developer of Boston Chicken, Inc. (“BCI”), the franchisor of the Boston Market restaurant concept. BCI and its Boston Market subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code on October 5, 1998. In a separate action, on November 9, 1998, Boston West filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code to restructure its overall operations. Pursuant to Boston West’s plan of organization, as filed with the bankruptcy court, it was anticipated

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

that the Company would own approximately 25% of Boston West after emergence from bankruptcy. In addition, during fiscal 1999, the Company signed an agreement with Boston West to provide administrative and management services to the Boston Market franchises operated by Boston West and Boston West closed or sold 42 Boston Market restaurants.

Under the original reorganization plan, BCI acquired certain rights, claims and interests relating to Boston West. In April 2000, Boston Market Corporation (“BMC”), a wholly-owned subsidiary of McDonald’s Corp., acquired BCI’s rights, claims and interests relating to Boston West. As a result, Boston West negotiated an agreement on a new plan of reorganization with BMC. Under this agreement the Company no longer provides administrative or management services to Boston Market franchises operated by Boston West and the Company no longer has an ownership interest in Boston West. In anticipation of this agreement, in the fourth quarter of fiscal 2000 the Company wrote down its investment in Boston West to zero by recording a $8,377 charge which is included in Other Expense, Net (see note 18). Additionally, under the plan, Boston West was dissolved.

Note 9 — Other Assets

Other assets consist of the following:

	2002	2001

Deferred financing costs	$6,297	$11,705
Deferred lease costs	6,174	10,545
Rentals due under leases	743	963
Surplus property	16,350	37,993
Other	3,218	4,368

	$32,782	$65,574

Note 10 — Other Current Liabilities

Other current liabilities consist of the following:

	2002	2001

Salaries, wages and other benefits	$27,313	$28,444
State sales taxes	16,968	14,016
Store closure reserves	11,097	6,874
Accrued interest	7,624	7,805
Other accrued liabilities	28,165	29,350

	$91,167	$86,489

Note 11 — Long-Term Debt

Long-term debt consists of the following:

	2002	2001

Senior Credit Facility, interest based on LIBOR plus applicable margin, averaging 9.7% in fiscal 2002	$—	$168,500
Senior subordinated notes due 2009, interest at 9.125%	200,000	200,000
Convertible subordinated notes due 2004, interest at 4.25%	159,205	159,225

	359,205	527,725
Less: current portion	—	67,000

	$359,205	$460,725

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

On March 13, 1998, the Company completed a private placement of $197,200 aggregate principal amount of convertible subordinated notes (the “Convertible Notes”), in which the Company received net proceeds of approximately $192,300, of which $24,100 was used to repay indebtedness under our then $300,000 credit facility (“the Senior Credit Facility”). The Convertible Notes, which represent unsecured general obligations subordinate in right of payment to certain other obligations, including the Senior Credit Facility and the senior subordinated notes, described below, are due in 2004, are convertible into the Company’s common stock at a conversion price of $43.82 (adjusted for the 10% stock dividend paid on January 11, 1999) and carry a 4.25% coupon. The remaining net proceeds from the Convertible Notes, together with borrowings under the Senior Credit Facility, were used to fund the acquisition of Flagstar Enterprises, Inc. on April 1, 1998. In fiscal 2000, the Company repurchased $3,000, aggregate principal amount of Convertible Notes for $2,500 in cash, including accrued interest thereon. The Company recognized an extraordinary gain on the early retirement of debt of $290, net of applicable taxes of $186 during fiscal 2000.

On March 4, 1999, the Company completed a private placement of $200,000 aggregate principal amount of 9.125% senior subordinated notes (the “Senior Subordinated Notes”) due 2009. The Company received net proceeds of $194,800, of which $190,000 was used to repay outstanding term loan balances under its Senior Credit Facility. The indenture relating to the Senior Subordinated Notes imposes certain restrictions on the Company’s ability (and the ability of its subsidiaries) to incur indebtedness, to an amount not greater than the senior debt outstanding when the Company issued the senior Notes, less any contractually required permanent reductions, pay dividends on, redeem or repurchase capital stock, make restricted payments (as defined in the agreement) in excess of $75,000 (as of January 31, 2002, the Company has made approximately $25,000 in restricted payments),make investments, incur liens on assets, sell assets other than in the ordinary course of business, or enter into certain transactions with affiliates. The Senior Subordinated Notes represent unsecured general obligations subordinate in right of payment to the Company’s senior indebtedness, including its Senior Credit Facility.

The Company concluded amending and restating its Senior Credit Facility on January 31, 2002 and secured a $100,000 lenders’ commitment under a revolving credit facility. The amended credit facility includes a letter of credit sub-facility, and changed the maturity date of the Senior Credit Facility to December 14, 2003, extendable to November 15, 2006, provided certain convenants are met by the Company. The amended Senior Credit Facility is collateralized by certain restaurant property deeds of trust, with a carrying value of $218,200 as of January 31, 2002. The Senior Credit Facility was amended and structured to provide specific targets and objectives as established by the Company’s strategic plan, and to provide flexibility as the Company’s targets are exceeded.

The amended and restated Senior Credit Facility contains the following covenants, among others:

•	Capital expenditures – the Company is permitted to spend on targeted restaurant development as specified in the Company’s strategic plan.

•
Sale of assets – the credit agreement permits the Company to divest restaurants, outside of the collateral pool, as it deems appropriate in order to balance its restaurant portfolio as well as to achieve strategic direction in any given market. The Senior Credit Facility permits the Company to invest proceeds from these sales back into the business within specified timelines.

•	Additional indebtedness – the amended credit agreement, consistent with previous amendments and restatements, restricts the Company from incurring new indebtedness.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

•	Interest rate – the amended credit agreement will charge interest on the lower of LIBOR, or Prime Rate, plus applicable margins based on the Company’s leverage ratio.

•
Repurchases of Debt and Common Stock – the amended and restated Senior Credit Facility contains provisions that allow the Company to purchase up to $10,000 of convertible subordinated notes but it restricts the Company from repurchasing the Company’s common stock.

The Company’s Senior Credit Facility, consistent with previous amendments and restatements, contains restrictive convenants, which include a minimum EBITDA requirement, minimum fixed charge coverage ratio, minimum consolidated tangible net worth requirements and maximum leverage ratios and capital expenditures.

Long-term debt matures in fiscal years ending after January 31, 2001 as follows:

Fiscal Year:
2003	$—
2004	—
2005	159,205
2006	—
2007	—
Thereafter	200,000

$359,205

Note 12 — Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	2002	2001

Store closure reserves	$38,161	$44,821
Self-insurance reserves	30,459	30,828
Other	23,144	23,340

	$91,764	$98,989

The Company presently self-insures for its primary workers’ compensation and general liability insurance exposures not covered by its stop-loss policy. A total of $35,454 and $36,080 was accrued as of January 31, 2002 and 2001, respectively, representing the current and long-term portions of the net present value of an independent actuarial valuation of both Company’s workers’ compensation and general liability claims. These amounts are net of a present value discount of $5,800 and $4,700 in fiscal 2002 and 2001, respectively.

Note 13 — Stockholders’ Equity

During the third quarter of fiscal 1999, the Company’s Board of Directors authorized the purchase of up to five million shares of the Company’s common stock. As of January 31, 2002, the Company had repurchased 1,585,000 shares of common stock for $10,406, at an average price of $6.53 per share.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

Note 14 — Fair Value of Financial Instruments

The following table presents information on the Company’s financial instruments:

	2002		2001

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$24,642	$24,642	$16,860	$16,860
Notes receivable	21,107	9,713	25,231	14,247
Long-term investments	—	5,424	—	6,758
Financial liabilities:
Long-term debt, including current portion	$359,205	$340,390	$527,725	$352,425

The fair value of cash and cash equivalents approximates their carrying amount due to their short maturity. The estimated fair value of notes receivable were determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. The estimated fair value of long-term investments was determined based on the closing stock price times the number of shares held or, for the warrants, the closing stock price minus the exercise price times the number of warrants. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities and using market quotes for the Company’s Senior Subordinated Notes and Convertible Notes.

Note 15 — Related Party Transactions

Certain members of management, the Board of Directors, and the Karcher family are franchisees of the Company. Additionally, these franchisees regularly purchase food and other products from the Company on the same terms and conditions as other franchisees.

In fiscal 1994, the Chairman Emeritus was granted future retirement benefits for past services consisting principally of payments of $200 per year for life and supplemental health benefits, which had a net present value of $1,700 as of that date. This amount was computed using certain actuarial assumptions, including a discount rate of 7%. A total of $827 and $882 remained accrued in other long-term liabilities as of January 31, 2002, and 2001, respectively. The Company anticipates funding these obligations as they become due.

The Company leases various properties, including its previous corporate headquarters, a distribution facility and three restaurants from the Chairman Emeritus. Included in capital lease obligations were $911 and $1,785, representing the present value of lease obligations related to these various properties at January 31, 2002 and 2001, respectively. Lease payments under these leases for fiscal 2002, 2001 and 2000 amounted to $1,661, $1,500, and $1,500, respectively. This was net of sublease rentals of $142, $161 and $161 in fiscal 2002, 2001 and 2000, respectively.

The Company has several leases with wholly owned subsidiaries of Fidelity National Financial, Inc. (“FNF”), of which the chairman of the board of the Company is also chairman of the board, for point-of-sale equipment, corporate office facility, and expenses associated with the Company’s leased aircraft. The Company paid $6,064 and $6,421 and $2,841 in fiscal 2002, 2001 and 2000 respectively to FNF under these lease agreements. Additionally, the Company paid an entity formerly invested in by FNF commissions of $60 and $6,959 in fiscal 2002 and 2001 relating to the sale of certain restaurant properties during the year.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

In fiscal 2001 the Company entered into an agreement with an a wholly-owned subsidiary of FNF to assist in the disposition of surplus real estate properties and negotiate the termination of leases for closed restaurants. The affiliate is paid a fee for each property sold or each lease terminated. The Company paid this affiliate $329 and $58 during fiscal 2002 and 2001, respectively. The company also paid $1,216 in the current year for escrow and title fees on the sale of restaurant properties and the establishment of mortgages on properties for collateral on the Senior Credit Facility.

In July 2001, the Company’s Board of Directors approved the adoption of CKE Restaurants, Inc. Employee Stock Purchase Loan Plan and the Non-Employee Director Stock Purchase Loan Program (collectively the “Programs”). The purpose of the Programs is to provide key employees and directors with further incentive to maximize stockholder value. The Programs’ funds must be used to make private or open market purchase of Company common stock through a broker-dealer designated by the Company. All loans are full recourse and unsecured and have a 5 year term. However, they can be forgiven at the discretion of the Compensation Committee of the Board of Directors, of the Company. Interest accrues on the loans at a rate of 6.0% per annum, due at maturity. However, in the event that the stock is sold, transferred or pledged, the interest rate is adjusted to the prime rate plus 4%. These loans may be prepaid anytime without penalty. As of January 31, 2002, loans had been made in the amount of $4,239 to purchase 739,900 shares of the Company common stock at an average purchase price of $5.73 per share (which included 189,900 shares for $1,086 from SBRG (see Note 2). Through the third quarter fiscal 2002, these loans were classified as notes receivable. In January 2002 the Emerging Issues Task Force (“EITF”) issued EITF 02-1, “Classification of Assets Received In Exchange For Equity Instruments Granted to Other Than Employees”. This EITIF states that non-employee stock loans should be classified as contra equity. As such, the Company adopted EITF 02-1 and reclassified these loans to stockholders equity.

During fiscal years 2002, 2001 and 2000 the Company paid royalties to SBRG of $443, $621 and $810 respectively. With the acquisition of SBRG, the Company will no longer be required to pay these amounts.

The following restaurant sales transactions with affiliates occurred:

	2002		2001		2000
	Proceeds	Gain	Proceeds	Gain	Proceeds	Gain

Affiliate
Former CEO and member of the board of directors of the Company	$12,080	$6,300	$4,192	$1,600	—	—
Relative of member of the board of directors of the Company	$4,100	$2,500	—	—	$14,059	$12,208

Finally, during fiscal years 2002, 2001, and 2000 the Company reported food service revenue from Rally’s of $1,652, $3,634, and $3,781, respectively. Rally’s restaurants are owned by Checkers (see Note 8).

Note 16 — Franchise and License Operations

Franchise arrangements generally provide for initial fees and continuing royalty payments to the Company based upon a percentage of sales. The Company generally charges an initial franchise fee for each new franchised restaurant that is added to its system, and in some cases, an area development fee, which grants exclusive rights to develop a specified number of restaurants in a designated geographic area within a specified time period. Similar fees are charged in connection with the Company’s international licensing operations. These fees are recognized ratably when substantially all the services required of the Company are complete and the restaurants covered by these agreements commence operations.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

Certain franchisees may also purchase food, paper, supplies and equipment from the Company. Additionally, franchisees may be obligated to remit lease payments for the use of restaurant facilities owned or leased by the Company, generally for a period of 20 years. Under the terms of these leases, they are generally required to pay related occupancy costs which include maintenance, insurance and property taxes.

Revenue from franchised and licensed restaurants consist of the following:

	2002	2001	2000

Foodservice	$145,733	$100,717	$80,094
Royalties	64,644	59,632	52,692
Equipment sales	13,231	23,461	27,876
Rental income	36,001	20,645	10,916
Initial fees and other	4,134	10,825	3,800

	$263,743	$215,280	$175,378

Operating costs and expenses for franchised and licensed restaurants consist of the following:

	2002	2001	2000

Foodservice	$142,353	$98,439	$78,881
Occupancy and other operating expenses	49,602	33,971	28,241
Equipment purchases	11,409	27,074	21,006

	$203,364	$159,484	$128,128

Note 17 — Interest Expense

Interest expense consists of the following:

	2002	2001	2000

Notes payable and Senior Credit Facility	$(16,601)	$(30,848)	$(26,674)
Senior Subordinated Notes	(18,952)	(18,909)	(16,880)
Capital lease obligations	(9,575)	(10,204)	(11,570)
Convertible Notes	(7,697)	(7,537)	(7,509)
Closed Store Reserve and Other	(4,834)	(3,043)	(650)

	$(57,659)	$(70,541)	$(63,283)

Note 18 — Other Expense, Net

Other income (expense), net consists of the following:

	2002	2001	2000

Interest income	$1,986	$1,452	$2,615
Bad debt expense on notes receivable	(4,095)	(988)	(1,218)
Gain (loss) from long-term investments	2,054	510	(39,302)
Other	(533)	(3,703)	(9,327)

	$(588)	$(2,729)	$(47,232)

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

Note 19 — Income Taxes

Income tax expense (benefit) consists of the following:

	2002	2001	2000

Current:
Federal	$(3,100)	$(26,154)	$10,883
State	1,862	—	1,285
Foreign	654	—	—

	(584)	(26,154)	12,168

Deferred:
Federal	—	11,445	(26,353)
State	—	3,561	(3,682)

	—	15,006	(30,035)

	$(584)	$(11,148)	$(17,867)

Total income tax benefit for the years ended January 31, 2002, 2001 and 2000 was allocated as follows:

	2002	2001	2000

Income (loss) from continuing operations	$(584)	$(11,148)	$(18,053)
Extraordinary gain	—	—	186

	$(584)	$(11,148)	$(17,867)

A reconciliation of income tax expense (benefit) at the federal statutory rate of 35% to the Company’s provision for taxes on income is as follows:

	2002	2001	2000

Income taxes at statutory rate	$(29,589)	$(71,841)	$(16,444)
State income taxes, net of federal income tax benefit	(168)	(6,467)	(3,637)
Work opportunity tax credits	(1,605)	(1,500)	(1,119)
Alternative minimum tax	(3,100)	5,800	—
Increase in valuation allowance	34,828	61,014	3,378
Other, net	(950)	1,846	(45)

	$(584)	$(11,148)	$(17,867)

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

	2002	2001

Deferred tax assets:
Impairment and closure reserves	$49,523	$32,573
Workers’ compensation reserve	10,961	10,928
Federal net operating losses	15,496	10,463
State net operating losses	7,621	9,674
Capitalized leases	8,416	9,135
Long-term investments	1,576	4,834
Goodwill amortization	15,083	4,494
Bad debt reserves	7,009	4,279
Insurance reserves	3,100	3,354
Other reserves	1,442	1,902
Accrued payroll	2,485	837
Other	1,513	4,552

	124,225	97,025

Alternative minimum tax credits	3,397	8,323
General business tax credits	6,458	3,955
Foreign tax credits	1,394	—
Less: valuation allowance	101,240	66,412

Total deferred tax assets	34,234	42,891

Deferred tax liabilities – depreciation	34,234	42,891

Net deferred tax asset (liability)	$—	$—

As a result of net operating losses in fiscal 2002 and 2001, the Company has recorded a valuation allowance of approximately $101,000 for its entire net deferred tax asset. The Company was able to carryback approximately $93,000 of these losses to previously filed income tax returns.

At January 31, 2002, the Company had federal net operating loss carryforwards (“NOL”) of approximately $44,000, expiring in varying amounts in the years 2021 through 2022. and state NOL carryforwards in the amount of approximately $109,000 expiring in varying amounts in the years 2006 through 2022. The Company has no net operating Loss carryforwards for alternative minimum tax purposes. Additionally, the Company has an alternative minimum tax credit carryforward (“AMT”) of approximately $3,400. The Company also has generated general business credit carryforwards in the amount of $6,458 expiring in varying amounts in the years 2019 through 2022 and foreign tax credits in the amount of $1,394 which expire in varying amounts in the years 2004 through 2006.

Note 20  –  Segment Information

The Company is engaged principally in developing, operating and franchising its Carl’s Jr. and Hardee’s quick-service restaurants, each of which is considered an operating segment that is managed and evaluated separately. Additionally, during the first quarter of fiscal 2002, the Company operated one chain that was held for sale, Taco Bueno, which was sold during the second quarter. The activity of the Taco Bueno chain, as well as certain parent company expenditures, is included in the “Other” segment. The Company considers its Carl’s Jr. and Hardee’s chains each to be a reportable segment. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

the primary measure is segment operating income or loss. General and administrative expenses are attributed to each segment based on Management’s analysis of the resources applied to each segment. Interest expense is allocated based on debt, if any, assumed during acquisitions, operating cash flows and capital expenditures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.

	Carl’s Jr.	Hardee’s	Other	Total

2002
Revenue	$704,561	$690,471	$43,095	$1,438,127
Segment operating income (loss)	58,358	(70,258)	(14,393)	(26,293)
Interest expense	6,338	41,276	10,045	57,659
Total assets	285,134	638,193	8,262	931,589
Capital expenditures	8,323	11,797	5,382	25,502
Depreciation and amortization	20,631	42,804	13,204	76,639
2001
Revenue	$733,485	$941,783	$109,516	$1,784,784
Segment operating income (loss)	73,869	(185,489)	(20,374)	(131,994)
Interest expense	5,934	56,431	8,176	70,541
Total assets	356,266	766,611	84,660	1,207,537
Capital expenditures	28,892	33,514	12,274	74,680
Depreciation and amortization	28,317	63,495	15,169	106,981
2000
Revenue	$714,495	$1,170,834	$104,744	$1,990,073
Segment operating income (loss)	61,157	10,266	(8,368)	63,055
Interest expense	6,642	49,311	7,330	63,283
Total assets	383,124	1,089,867	95,523	1,568,514
Capital expenditures	72,804	146,677	44,108	263,589
Depreciation and amortization	26,873	63,398	14,179	104,450

Note 21  –  Employee Benefit and Retirement Plans

Profit Sharing and Savings Plan
The Company maintains a voluntary contributory profit sharing and savings investment plan for all eligible employees other than operations hourly employees. Annual contributions under the profit sharing portion of the plan are determined at the discretion of the Company’s Board of Directors. Under the savings investment portion of the plan, participants may elect to contribute up to 15% of their annual salaries to the plan.

Post Retirement Benefits Other Than Pensions
The Company provides an unfunded retiree medical benefit plan for substantially all Hardee’s employees (except restaurant hourly employees) who retire on or after age 55 with at least five years of service. The retiree pays the actual costs of the plan with a Company subsidy provided for retirees with 10 or more years of credited service. The dollar amount of this subsidy will be capped by management in 2003. Such benefits provided by the Company are immaterial.

Stock Purchase Plan
In fiscal 1995, the Board of Directors adopted, and stockholders subsequently approved in fiscal 1996, an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, up to 907,500 shares of the Company’s common stock through payroll deductions.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salaries. The Company contributes varying amounts as specified in the ESPP. During fiscal 2002, 2001 and 2000, 289,239, 524,660 and 338,417 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $4.64, $3.49 and $10.15 per share, respectively. The Company contributed $495 or an equivalent of 94,362 shares for the year ended January 31, 2002, $1,103 or an equivalent of 333,092 shares for the year ended January 31, 2001 and $1,176 or an equivalent of 137,568 shares for the year ended January 31, 2000.

Stock Incentive Plans
The Company’s 2001 stock incentive plan was approved by the Company’s Board of Directors in September 2001. The 2001 plan has been established as a “broad based plan”, as defined by the New York Stock Exchange, whereby at least a majority of the options awarded under the 2001 plan must be awarded to employees of the Company who are not executive officers or directors, within the first three years of the plan’s existence. Awards granted to eligible employees under the 2001 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provision determined by the compensation committee of Board of Directors. Options generally have a term of 10 years from the date of grant. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. A total of 800,000 shares are available for grants of options or other awards under the 2001 plan. As of January 31, 2000, 240,800 options were outstanding under this plan with an exercise price of $8.39 per share.

The Company’s 1999 stock incentive plan was approved by stockholders in June 1999 and amended and again approved in June 2000. Awards granted to eligible employees under the 1999 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provision determined by the compensation committee of Board of Directors. Options generally have a term of 10 years from the date of grant, except for five years from the date of grant in the case of incentive stock options granted 10% or greater shareholders of the Company. Operations are generally at a price equal to or greater than the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater shareholders of the Company may not be granted at less that 110% of the fair market value of the common stock on the date of grant. A total of 4,200,000 shares are available for grants of options or other awards under the amended 1999 plan, with such amount of available shares increased by 350,000 shares on the date of each annual meeting of shareholders. As of January 31, 2002, 3,898,777 million options were outstanding under this plan with exercise prices ranging from $2.14 per share to $18.13 per share.

Under the 1999 plan on January 3, 2001, the Company’s Chief Executive Officer and Chairman were each granted 375,000 stock options to purchase shares. These options vest as follows: the earlier of 7 years from date of grant or (i) 100,000 options vest upon the reduction below $100,000 of the aggregate outstanding balance or the Company’s Senior Credit Facility; (ii) 50,000 options vest upon consummation of any restructuring or refinancing of the Senior Credit Facility; (iii) 75,000 options vest upon the date which the closing price of the Company’s common stock has been $4.00 per share on any 10 of 20 consecutive trading days; (iv) 75,000 options vest upon the date which the Company’s common stock has been $6.00 per share on any 10 of 20 consecutive trading days; (v) 75,000 shares vest upon the date which the closing price of the Company’s common stock has been $8.00 per share on any 10 of 20 consecutive trading days. As of January 31, 2002, each of the vesting criteria had been met and all of these options were fully vested.

The Company’s 1994 stock incentive plan expired in April 1999. Options generally had a term of five years from the date of grant for the nonemployee directors and 10 years from the date of grant for employees, became exercisable at a rate of 33 1/3% per year following the grant date and were priced at the fair market value of the shares on the date of grant. A total of 6,352,500 shares were available for grants of options or other awards under this plan, of which stock 3,444,232 options were outstanding as of January 31, 2002, with exercise prices ranging from $3.72 per share to $36.65 per share.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

The Company’s 1993 stock incentive plan was superseded by the 1994 plan, as discussed above. As of January 31, 2002, 82,700 stock options, with exercise prices ranging from $3.99 per share to $6.27 per share, were outstanding under the plan. No further awards may be granted under this plan.

The Company’s 1982 stock option plan expired in September 1992. Under this plan, stock options were granted to key employees to purchase up to 5,445,000 shares of its common stock at a price equal to or greater than the fair market value at the date of grant. The options generally had a term of 10 years from the grant date and became exercisable at a rate of 25%, 35% and 40% per year following the grant date. The exercise price of the 29,300 stock options outstanding as of January 31, 2002 under this plan is $4.27 per share.

In general, the Company’s stock incentive plans have a term of 10 years and vest over a period of 3 years.

Transactions under all plans are as follows:

	Shares	Weighted Average Exercise Price	Exercisable

Balance, January 31, 1999	5,367,186	$19.47	3,064,429
Granted	1,830,300	16.66
Canceled	(798,006)	33.38
Exercised	(181,671)	8.28

Balance, January 31, 2000	6,217,809	$17.19	3,986,469
Granted	2,420,850	2.99
Canceled	(530,060)	18.92
Exercised	—	—

Balance, January 31, 2001	8,108,599	$12.83	5,550,408
Granted	1,006,300	4.23
Canceled	(1,344,894)	15.23
Exercised	(75,778)	3.85

Balance, January 31, 2002	7,694,227	$11.36	5,403,892

The following table summarizes information related to stock options outstanding and exercisable at January 31, 2002:

Options Outstanding						Options Exercisable

Range of Exercise Prices			(000’s) Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	(000’s) Shares Exercisable	Weighted Average Exercise Price

$ 2.14	to	$2.63	1,293	$2.61	8.87	828	$2.63
2.92		3.31	1,618	3.14	8.72	299	3.31
3.38		8.39	1,289	6.84	4.69	1,028	6.53
9.30		16.25	1,316	15.07	5.25	1,309	15.08
16.63		23.68	1,633	20.42	5.53	1,393	20.81
24.38		36.65	547	31.07	5.78	547	31.07

$ 2.14		$36.65	7,696	$11.36	6.59	5,404	$13.99

For purposes of the following pro forma disclosures required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) the fair value of each option granted after fiscal 1995 has been

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used for grants in fiscal 2002, 2001 and 2000: annual dividends consistent with the Company’s current dividend policy, which resulted in payments of $0.00 per share in fiscal 2002, $0.04 per share in fiscal 2001 and $0.08 per share in fiscal 2000; expected volatility of 60% in fiscal 2002, 52% in fiscal 2001 and 50% in fiscal 2000; risk-free interest rates of 4.48% in fiscal 2002, 4.97% in fiscal 2001 and 6.69% in fiscal 2000; and an expected life of 5.38 years in fiscal 2002, 5.00 years in fiscal 2001 and 5.40 years in fiscal 2000. The weighted average fair value of each option granted during fiscal 2002, 2001 and 2000 was $2.41, $1.58 and $8.07, respectively. Had compensation expense been recognized for fiscal 2002, 2001 and 2000 grants for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net income (loss) and earnings (loss) per share of $(88,432), or $(1.55) per basic and diluted share in fiscal 2002; $203,000, or $(4.02) per basic and diluted share in fiscal 2001; and $35,200, or $(0.68) per basic share and diluted share in fiscal 2000.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note 22 — Supplemental Cash Flow Information
	2002	2001	2000

Cash paid for interest and income taxes are as follows:
Interest	$48,224	$68,251	$50,009

Income tax paid and (refund received)	(32,313)	130	15,193

Non-cash operating charges are as follows:
Provision for impairment of long-term investments	$—	$—	$34,431
Write-off of Hardee’s acquisition-related assets	—	—	10,989
Write-off of capitalized software development cost	—	—	6,553
Write-off of deferred financing costs	4,146	1,807	3,565
Restructuring charges	—	—	2,058
Other, net	—	15,811	6,925

	$4,146	$17,618	$64,521

Non-cash investing and financing charges are as follows:
Deferred gain on sales leaseback	$4,269	$884	$—

Transfer of vacant restaurants to surplus property	$1,175	$41,644	$—

Note 23 — Selected Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly results:
	Quarter
	1st	2nd	3rd	4th

Fiscal 2002
Total revenue	$470,556	$340,969	$325,457	$301,145
Operating income (loss)	(15,480)	(21,644)	9,818	1,013
Net loss	(37,145)	(36,769)	(1,731)	(8,311)
Net loss per share — basic and diluted	$(0.74)	$(0.73)	$(0.03)	$(0.16)
Fiscal 2001
Total revenue	$584,474	$439,459	$408,820	$352,031
Operating income (loss)	22,811	(6,590)	(31,827)	(116,388)
Net loss	(2,451)	(13,930)	(29,429)	(148,306)
Net loss per share — basic and diluted	$(0.04)	$(0.28)	$(0.58)	$(2.94)

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable adverse weather conditions which may affect sales volume and food costs. In addition, all quarters have 12-week accounting periods, except the first quarters of fiscal 2002 and 2001, which have 16-week accounting periods.

Fourth Quarter Adjustments
During the fourth quarter of fiscal 2002, the Company recorded facility action charges of $10,600. These charges, which were primarily non-cash in nature, consisted of (i) an impairment charge of $5,800, (ii) store closure expense and goodwill impairment, principally for Hardee’s restaurants that were formerly operated by a franchisee and for which the Company is the primary obligor on the leases, in the amount of $6,200, and (iii) net gains on the sale of restaurants to franchisees and surplus properties of $1,400.

During the fourth quarter of fiscal 2001, we recorded a repositioning charge of $93,300. This charge, which was primarily non-cash in nature, consisted of (a) a $19,100 restaurant closure reserve for approximately 80 Hardee’s and approximately 20 Carl’s Jr. restaurants that we have closed or plan to close, (b) an impairment charge of $76,800 for certain restaurants that we will close or for restaurants that we plan to continue to operate but for which the net book value is not supported by future estimated cash flows, (c) a credit for a net $11,300 gain on the sale of restaurants sold to franchisees and (d) a loss of $8,700 on the sale of Taco Bueno.

Note 24 — Commitments and Contingent Liabilities

In conjunction with the Senior Credit Facility, a letter of credit sub-facility in the amount of $75,000 was established (see Note 11). Several letters of credit are outstanding under this facility, which secure the Company’s potential workers’ compensation claims and general and health liability claims. The Company is required to provide a letter of credit each year based on its existing claims experience, or set aside a comparable amount of cash or investment securities in a trust account.

The Company’s standby letter of credit agreements with various banks expire as follows:

March 2002	$ 6,651
April 2002	4,300
July 2002	4,821
November 2002	12,788
December 2002	5,744
February 2003	20,816

$55,120

In fiscal 1996, the Company sold certain of its Carl’s Jr. franchise notes receivable, with recourse, to an independent third party. In addition, the Company entered into a limited term guarantee with certain independent third parties during fiscal 1997 on behalf of a Carl’s Jr. franchisee and an additional limited term guarantee in fiscal 1998 with an independent third party on behalf of its Hardee’s franchisees. The Company is contingently liable for an aggregate of approximately $4,719 under these guarantees as of January 31, 2002.

In fiscal 2000, fiscal 2001 and fiscal 2002, in connection with the sale of restaurants to qualified franchisees, the Company subleased restaurants to these franchisees and it remains as the primary lessee. The Company accounts for the sublease payments received as franchising rental revenue and the payments on the leases as rental expense in franchise expense. The present value of the lease obligations under the master leases’ primary term remaining is $40,200. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to the Company. The present value of the exposure to the Company from franchisees characterized under financial hardship is $13,900.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share amounts)

The Company is from time to time the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company is also the subject of complaints or allegations from employees, former employees and franchisees from time to time. On October 3, 2001, an action was filed by Adam Huizar and Michael Bolden, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, Los Angeles County, seeking class action status and alleging violations of California wage and hour laws. On April 5, 2002, a similar action was filed by Mary Jane Amberson, individually and on behalf of others similarly situated, in the Superior Court of the State of California, Alameda County. The complaints allege that salaried restaurant management personnel at the Company’s Carl’s Jr. restaurants in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaints seek damages in an unspecified amount, injunctive relief, prejudgment interest, costs and attorneys’ fees. The Company’s management believes its employee classifications are appropriate, that it complies with state and federal wage and hour laws and plans to vigorously defend these actions. The Company believes that, based in part on advice of legal counsel, the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company’s financial condition or results of operations.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

For the fiscal years ended January 31, 2002, 2001 and 2000

(Dollars in thousands)	Allowance for Doubtful Accounts

Balance at January 31, 1999	15,554
Charges to operations	1,485
Deductions	(6,643)

Balance at January 31, 2000	$10,396
Charges to operations	8,602
Deductions	(2,876)

Balance at January 31, 2001	$16,122
Charges to operations	10,641
Deductions	$(8,983)

Balance at January 31, 2002	$17,780 (1)

(1)Reflected on the balance sheet as:
Allowance on notes receivable	$11,078
Allowance on accounts receivable	$6,702

Total	$17,780

See accompanying independent auditors’ report.

CKE RESTAURANTS, INC.

Exhibit Index

Exhibits	Description

3-1	Certificate of Incorporation of the Registrant, incorporated herein by reference to exhibit 3-1 to the Registrant’s Form S-4 Registration Statement Number 333-05305.

3-2
Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on December 9, 1997, filed as exhibit 3-2 to the Company’s Form 10-K Annual Report for the fiscal year ending January 26, 1998, and is hereby incorporated by reference.

3-3	Bylaws of the Registrant, incorporated herein by reference to exhibit 3-2 to the Registrant’s Form S-4 Registration Statement Number 333-05305.

4-1
Indenture, dated as of March 14, 1998 for 4.25% Convertible Subordinated Notes due 2004 by and between CKE Restaurants, Inc. and Chase Manhattan Bank and Trust Company, National Association, as Trustee, filed as exhibit 4.1 to the Company’s Form 10-K Annual Report for fiscal year ended January 26, 1998, and is hereby incorporated by reference.

4-2	Form of Note (included in exhibit 4.1).

4-4
Indenture, dated as of March 4, 1999, by and among the Company, its subsidiary guarantors and Chase Manhattan Bank and Trust Company, N.A., as Trustee, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 25, 1999, and is hereby incorporated by reference.

4-5	Form of Note (included in exhibit 4.4).

10-1
Carl Karcher Enterprises, Inc. Profit Sharing Plan, as amended, filed as exhibit 10-21 to the Company’s Registration Statement on Form S-1, file No. 2-73695, and is hereby incorporated by reference.(2)

10-2	Carl Karcher Enterprises, Inc. Key Employee Stock Option Plan, filed as exhibit 10-24 to the Company’s Registration Statement on Form S-1, file No. 2-80283, and is hereby incorporated by reference.(2)

10-3
Carl Karcher Enterprises, Inc. 1993 Employee Stock Incentive Plan, filed as exhibit 10-123 to the Company’s Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)

10-4	CKE Restaurants, Inc. 1994 Stock Incentive Plan, as amended, incorporated herein by reference to exhibit 4-1 to the Registrant’s Form S-8 Registration Statement Number 333-12399.(2)

10-5	CKE Restaurants, Inc. 1999 Stock Incentive Plan, incorporated herein by reference to exhibit 4-1 to the Registrant’s Form S-8 Registration Statement Number 333-83601.(2)

10-6
CKE Restaurants, Inc. 1994 Employee Stock Purchase Plan, as amended, filed as exhibit 10-22 to the Company’s Form 10-K Annual Report for fiscal year ended January 27, 1997, and is hereby incorporated by reference.(2)

10-7
Employment Agreement dated January 1, 1994, by and between Carl Karcher Enterprises, Inc. and Carl N. Karcher, filed as exhibit 10-89 to the Company’s Form 10-K Annual Report for fiscal year ended January 31, 1994, and is hereby incorporated by reference.(2)

10-8
First Amendment to Employment Agreement dated November 1, 1997, by and between Carl N. Karcher and Carl Karcher Enterprises, Inc., filed as exhibit 10-8 to the Company’s Form 10-K Annual Report for fiscal year ended January 26, 1998, and is hereby incorporated by reference.(2)

10-9
Employment Agreement dated as of April 9, 1999, by and between the Company and William P. Foley, II, filed as exhibit 10-1 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 17, 1999, and is hereby incorporated by reference.(2)

CKE RESTAURANTS, INC.

Exhibits	Description

10-12
Employment Agreement dated as of April 9, 1999, by and between the Company and Robert W. Wisely, filed as exhibit 10-4 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 17, 1999, and is hereby incorporated by reference.(2)

10-14
Employment Agreement dated as of April 9, 1999, by and between the Company and Andrew F. Puzder, filed as exhibit 10-6 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 17, 1999, and is hereby incorporated by reference.(2)

10-15
Employment Agreement dated as of April 9, 1999, by and between the Company and John J. Dunion, filed as exhibit 10-7 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 17, 1999, and is hereby incorporated by reference.(2)

10-16
Settlement Agreement and Release dated as of April 26, 1996, by and between Giant Group, Ltd; William P. Foley II; CKE Restaurants, Inc.; Fidelity National Financial, Inc.; and other parties, filed as exhibit 10-42 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 20, 1996, and is hereby incorporated by reference.

10-17
Operating Agreement by and between Rally’s Hamburgers, Inc. and Carl Karcher Enterprises, Inc. dated May 26, 1996, filed as exhibit 10-43 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 20, 1996, and is hereby incorporated by reference.*

10-18
Settlement and Development Agreement by and between Carl Karcher Enterprises, Inc., CKE Restaurants, Inc. and GB Foods Corporation dated as of May 1995, filed as exhibit 10-31 to the Company’s Form 10-K Annual Report for the fiscal year ended January 29, 1996, and is hereby incorporated by reference.

10-19
First Amendment to Settlement and Development Agreement by and between Carl Karcher Enterprises, Inc., CKE Restaurants, Inc. and GB Foods Corporation dated as of February 20, 1997, filed as exhibit 10-31 to the Company’s Form 10-K Annual Report for the fiscal year ended January 27, 1997, and is hereby incorporated by reference.

10-25
Supply Agreement, dated as of July 14, 1997, by and between Hardee’s Food Systems, Inc. and Fast Food Merchandisers, Inc. (Forest City Division), filed as exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 27, 1997, and is hereby incorporated by reference.*

10-26
Supply Agreement, dated as of July 14, 1997, by and between Hardee’s Food Systems, Inc. and Fast Food Merchandisers, Inc. (Monterey Division), filed as exhibit 99.4 to the Company’s Current Report on Form 8-K dated April 27, 1997, and is hereby incorporated by reference.*

10-27
Supply Agreement, dated as of July 14, 1997, by and between Hardee’s Food Systems, Inc. and QVS, Inc., filed as exhibit 99.5 to the Company’s Current Report on Form 8-K dated April 27, 1997, and is hereby incorporated by reference.*

10-28
Distribution Agreement, dated as of July 14, 1997, by and among the Company, Hardee’s Food Systems, Inc. and Fast Food Merchandisers, Inc., filed as exhibit 99.6 to the Company’s Current Report on Form 8-K dated April 27, 1997, as is hereby incorporated by reference.*

10-29
Exchange Agreement, dated as of December 8, 1997, by and between Rally’s Hamburgers, Inc., CKE Restaurants, Inc., Fidelity National Financial, Inc., Giant Group, LTD and others, filed as exhibit 10-35 to the Company’s Form 10-K Annual Report for the fiscal year ended January 26, 1998, and is hereby incorporated by reference.*

10-30
Stock Purchase Agreement dated February 18, 1998, among CKE Restaurants, Inc., Advantica Restaurant Group, Inc., Spartan Holdings, Inc. and Flagstar Enterprises, Inc., filed as exhibit 99-2 to the Company’s Current Report on Form 8-K dated February 19, 1998, and is hereby incorporated by reference.*

10-31
Third Amended and Restated Credit Agreement, dated as of November 24,1999, by and between the Company and Paribas, as agent, and the Lenders party thereto, filed as exhibit 10-8 to the Company’s form 10-Q Quarterly Report for the quarterly period ended November 1, 1999, and is hereby incorporated by reference.*

10-32
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of April 26, 2000, by and between the Company and Paribas, as agent, and the Lenders party thereto, filed as exhibit 10-32 to the Company’s form 10-K Annual Report for the annual period ended January 31, 2000, and is hereby incorporated by reference.

CKE RESTAURANTS, INC.

Exhibits	Description

10-33
Green Burrito Master Franchise Agreement dated June 5, 2000 by and among the Company and Green Burrito Grill Franchise Corporation and Santa Barbara Restaurant Group, Inc. and is hereby incorporated by reference.*

10-34	Amendment to Employment Agreement dated as of September 6, 2000 by and Between the Company and C. Thomas Thompson, and is hereby incorporated by reference.*(2)

10-35
Amendment No. 2 to Third Amended and Restated Credit Agreement and Limited Waiver dated September 28, 2000 by and between the Company and BNP Paribas, as Agent for the Lenders, and is hereby incorporated by reference.*

10-38
First Amendment to Master Franchise Agreement dated December 29, 2000 by and among the Company and Green Burrito Grill Franchise Corporation and Santa Barbara Restaurant Group, Inc. filed as exhibit 10-38 to the Company’s Form 10-K Annual Report for the annual period ended January 29, 2001, and is hereby incorporated by reference.

10-39
Amendment to Employment Agreement as of January 3, 2001 by and between the Company and Andrew F. Puzder filed as exhibit 10-39 to the Company’s Form 10-K Annual Report for the annual period ended January 29, 2001, and is hereby incorporated by reference.

10-40
Amendment No. 3 to Third Amended and Restated Credit Agreement and Limited Waiver dated January 29, 2001 by and between the Company and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch (as successor in interest to Paribas), as Agent, filed as exhibit 10-40 to the Company’s Form 10-K Annual Report for the annual period ended January 29, 2001, and is hereby incorporated by reference.

10-41
Stock Purchase Agreement dated March 13, 2001 by and among the Company and JP Acquisition Fund III, filed as exhibit 10-41 to the Company’s Form 10-K Annual Report for the annual period ended January 29, 2001, and is hereby incorporated by reference.

10-42
Amendment No. 4 to Third Amended and Restated Credit Agreement and Limited Waiver dated April 13, 2001 by and between the Company and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch (as successor in interest to Paribas), as Agent, filed as exhibit 10-42 to the Company’s Form 10-K Annual Report for the annual period ended January 29, 2001, and is hereby incorporated by reference.

10-43
CKE Restaurants, Inc. July 23, 2001 Employee Loan and Stock Purchase Agreement, filed as exhibit 10-43 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended August 13, 2001, and is hereby incorporated by reference.*

10-44
CKE Restaurants, Inc. July 23, 2001 Non-employee Director Loan and Stock Purchase Agreement, filed as exhibit 10-44 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended August 13, 2001, and is hereby incorporated by reference.*

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
Exhibits	Description

10-45
Stock Purchase Agreement by and between the Purchasers Set Forth on Exhibit A, Santa Barbara Restaurant Group, Inc., and CKE Restaurants, Inc. for the Purchase of 189,900 Shares of Common Stock of CKE Restaurants, Inc. dated August 20, 2001, filed as exhibit 10-45 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended August 13, 2001, and is hereby incorporated by reference.*

10-46	Employment Agreement dated as of December 20, 2001, by and between the Company and Theodore Abajian.(1)(2)

10-47
Fourth Amended and Restated Credit Agreement and Limited Waiver, dated as of January 31, 2002, by and between the Company and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch (as successor in interest to Paribas, as Agent, and the Lenders party hereto.(1)

10-48	CKE Restaurants, Inc. 2001 Stock Incentive Plan, Incorporated herein by reference to exhibit 4.1 to the Registrant’s Form S-8 Registration Statement Number 333-76884.

12-1	Computation of Ratios.(1)

21-1	Subsidiaries of Registrant.(1)

23-1	Consent of KPMG LLP independent auditors.(1)

*	Schedules omitted. The Registrant shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

(1)	Filed herewith.

(2)	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

CKE RESTAURANTS, INC.