Form 10-Q
period 2002-05-20
CKE RESTAURANTS INC
filed 2002-07-05
CIK 919628

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 20, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                          .

Commission file number 1-11313

CKE RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0602639 (I.R.S. Employer Identification No.)

3916 State Street, Ste. 300, Santa Barbara, CA (Address of Principal Executive Offices)	93105 (Zip Code)

Registrant’s telephone number, including area code:     (805) 898-4200

Former Name, Former Address and Former Fiscal Year, if changed since last report.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

As of July 1, 2002, 57,199,778 shares of the Registrant’s Common Stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1.    FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	May 20, 2002	January 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$21,172	$24,642
Accounts receivable, net	36,560	38,942
Related party receivables	4,740	5,404
Inventories	17,713	17,365
Prepaid expenses	13,755	8,318
Other current assets	1,788	1,703

Total current assets	95,728	96,374
Property and equipment, net	567,778	542,193
Property under capital leases, net	63,512	64,834
Notes receivable	8,667	7,352
Costs in excess of assets acquired, net	43,313	186,868
Other assets	64,885	33,968

Total assets	$843,883	$931,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$10,819	$10,266
Accounts payable	48,885	47,471
Other current liabilities	91,891	91,110

Total current liabilities	151,595	148,847
Bank indebtedness	10,000	—
Senior subordinated notes	200,000	200,000
Convertible subordinated notes	148,105	159,205
Capital lease obligations, less current portion	67,587	70,107
Other long-term liabilities	87,950	91,764

Total liabilities	665,237	669,923

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 58,756,000 shares and 52,162,000 shares, respectively	590	522
Additional paid-in capital	462,843	383,319
Non-employee director and officer notes receivable	(4,239)	(4,239)
Accumulated deficit	(270,141)	(107,530)
Treasury stock at cost, 1,585,000 shares	(10,406)	(10,406)

Total stockholders’ equity	178,646	261,666

Total liabilities and stockholders’ equity	$843,883	$931,589

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Sixteen weeks ended
	May 20, 2002	May 21, 2001
Revenue:
Company-operated restaurants	$353,916	$395,115
Franchised and licensed restaurants and other	80,565	76,493

Total revenue	434,481	471,608

Operating costs and expenses:
Restaurant operations:
Food and packaging	103,433	118,855
Payroll and other employee benefit expenses	113,633	128,418
Occupancy and other operating expenses	76,963	91,302

	294,029	338,575
Franchised and licensed restaurants and other	61,653	58,966
Advertising expenses	22,384	24,709
General and administrative expenses	34,062	35,654
Facility action charges, net	2,171	28,220

Total operating costs and expenses	414,299	486,124

Operating income (loss)	20,182	(14,516)
Interest expense	(13,917)	(22,544)
Other income, net	4,223	828

Income (loss) before income taxes and cumulative effect of accounting change for goodwill	10,488	(36,232)
Income tax expense (benefit)	(2,685)	910

Income (loss) before cumulative effect of accounting change for goodwill	13,173	(37,142)
Cumulative effect of accounting change for goodwill	(175,780)	—

Net loss	$(162,607)	$(37,142)

Basic loss per common share:
Income (loss) before cumulative effect of accounting change for goodwill	$0.24	$(0.74)
Cumulative effect of accounting change for goodwill	(3.18)	—

Net loss	$(2.94)	$(0.74)

Diluted loss per common share:
Income (loss) before cumulative effect of accounting change for goodwill	$0.23	$(0.74)
Cumulative effect of accounting change for goodwill	(3.07)	—

Net loss	$(2.84)	$(0.74)

Weighted-average commons shares outstanding:
Basic	55,310	50,501
Dilutive effect of stock options	2,048	—

Diluted	57,358	50,501

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	May 20, 2002	May 21, 2001
Net cash flow from operating activities:
Net loss	$(162,607)	$(37,142)
Adjustments to reconcile net loss to net cash providedby operating activities:
Cumulative effect of accounting change	175,780	—
Depreciation and amortization	21,348	28,002
Provision for (recovery of) losses on accounts and notes receivable	(245)	1,070
Gains on investments, sale of property and equipment, capital leases and extinguishment of debt	(3,768)	(1,389)
Facility action charges, net	2,171	28,220
Other, non-cash items	(1,011)	(1,867)
Change in estimated liability for closing restaurants, self-insurance reserves, and other long-term liabilities	(5,166)	(3,911)
Income tax refund received	527	20,369
Income tax refund accrued	(3,642)	—
Net change in all other receivables, inventories, prepaid expenses and other current assets, net of business acquired	1,629	2,755
Net change in accounts payable and other current liabilities, net of business acquired	(3,087)	(3,343)

Net cash provided by operating activities	21,929	32,764

Cash flow from investing activities:
Cash received from acquisition, net of payments made to acquire Santa Barbara Restaurant Group, Inc.	1,711	—
Purchases of property and equipment	(14,405)	(5,531)
Proceeds from sale of:
Property and equipment	5,977	28,008
Long-term investments	2,666	1,871
Increase in notes receivable and related party receivables	—	(120)
Collections on notes receivable and related party receivables	948	1,628
Net change in other assets	8	499

Net cash provided by (used by) investing activities	(3,095)	26,355

Cash flow from financing activities:
Net change in bank overdraft	(7,703)	2,268
Repurchase of convertible debt	(9,999)	—
Net repayments (draws) of bank indebtedness	3,499	(48,616)
Repayments of capital lease obligations	(3,219)	(3,151)
Payment of deferred financing costs	(4,907)	(1,113)
Net change in other long-term liabilities	(799)	94
Exercise of stock options	824	—

Net cash used by financing activities	(22,304)	(50,518)

Net increase (decrease) in cash and cash equivalents	(3,470)	8,601
Cash and cash equivalents at beginning of period	24,642	16,860

Cash and cash equivalents at end of period	$21,172	$25,461

Supplemental disclosures of cash flow information:
Cash (paid)/received during the period for:
Interest	$(16,132)	$(21,996)

Income taxes	$527	$20,369

Non-cash investing and financing activities:
Deferred gain on sale leaseback transactions	$—	$4,006

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE (1) BASIS OF PRESENTATION

CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s® and Green Burrito® quick-service restaurant concepts, as well as the La Salsa Fresh Mexican Grill® (“La Salsa”) and Timber Lodge Steakhouse® (“Timber Lodge”) restaurant concepts. Carl’s Jr. restaurants are primarily located in the Western United States, predominantly in California. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-brand Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California and Timber Lodge restaurants are primarily located in the upper Midwestern United States. As of May 20, 2002, the Company’s system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Company	442	743	57	32	1,274
Franchise/license	533	1,597	42	30	2,202

Total	975	2,340	99	62	3,476

The accompanying unaudited condensed consolidated financial statements include the accounts of CKE and its consolidated wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results for the full year or for any other future period. Certain reclassifications have been made to the fiscal 2002 condensed consolidated financial statements to conform to the fiscal 2003 presentation.

NOTE (2) ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

During the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), which supercedes APB Opinion No. 16, “Business Combinations.” SFAS 141 requires that business combinations be accounted for using the purchase method. The Company has used this method of accounting for previous acquisitions and did so for the Santa Barbara Restaurant Group, Inc. (“SBRG”) acquisition, which took place on March 1, 2002 (see Note 3).

During the first quarter of fiscal 2003, the Company also adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supercedes APB Opinion No. 17, “Intangible Assets” and certain provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” (“SFAS 121”). SFAS 142 requires that goodwill and other intangibles be reported separately; eliminates the requirement to amortize goodwill and indefinite-lived assets; addresses the amortization of intangible assets with a defined life; and addresses impairment testing and recognition of goodwill and intangible assets. SFAS 142 changes the method of accounting for the recoverability of goodwill for the Company, such that it is evaluated at the brand level based upon the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, on comparable sales or valuations of other restaurant brands. In the past, the Company allocated goodwill to each restaurant and evaluated the recoverability of goodwill on a restaurant-by-restaurant basis. Under SFAS 142, the valuation methodology is significantly different. The impairment review involves a two-step process as follows:

Step 1	—
Compare the fair value for each brand to its carrying value, including goodwill. For each brand where the carrying value, including goodwill, exceeds the brand’s fair value, move on to step 2. If a brand’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2	—
Allocate the fair value of the brand to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the brand’s goodwill. Then, compare the implied fair value of the reporting brand’s goodwill with the carrying amount of reporting brand’s goodwill. If the carrying amount of the reporting brand’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess. The transitional impairment charge, if any, is recorded as a cumulative effect of accounting change for goodwill.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The Company completed its initial SFAS 142 transitional impairment test of goodwill including an assessment of a valuation of the Hardee’s brand provided by an outside party and has recorded an impairment charge requiring the Company to write-off all of the goodwill related to the Hardee’s brand as a cumulative effect of accounting change in the first quarter of fiscal 2003. The Company’s internal assessment of the valuation of the Carl’s Jr. brand resulted in no material adjustment to the net carrying amount of goodwill. The changes in the net carrying amount of goodwill for the first quarter of fiscal 2003 are as follows:

Amount
Balance as of January 28, 2002	$186,868
Recording of goodwill related to acquisition of SBRG	32,225
Cumulative effect of accounting change for goodwill	(175,780)

Balance as of May 20, 2002	$43,313

Additionally, the Company ceased amortization of goodwill in accordance with SFAS 142. The following table provides a reconciliation of the reported net loss for the first quarter of fiscal 2003 to the net loss for the first quarter of 2002 adjusted as though SFAS 142 had been effective:

	Sixteen Weeks Ended May 21, 2002
	Amount	Basic and Diluted Loss Per Share
Reported net loss	$(37,142)	$(0.74)
Add back goodwill amortization expense (reported in General and Administrative Expense)	1,615	0.03

Adjusted net loss	$(35,527)	$(0.71)

Amortization expense related to identifiable intangible assets acquired as a result of the acquisition of SBRG was immaterial for the period March 1, 2002 through May 20, 2002.

Goodwill, which is recorded on the balance sheet as Costs in Excess of Assets Acquired, Net, totaled $43,313 as of May 20, 2002. Goodwill for the Company’s Carl’s Jr. operating segment totaled $11,088. The remaining $32,225 relates to the acquisition of SBRG and has not yet been allocated to the Green Burrito, La Salsa and Timber Lodge brands due to the fact that the allocation of the purchase price is not yet final.

The Company currently has an intangible asset subject to amortization in the form of favorable and unfavorable leases. The net amount of favorable leases, excluding those acquired as a result of the acquisition of SBRG, was $3,730, as of May 20, 2002. The Company amortized $291 of that asset during the first quarter of fiscal 2003. The estimated annual aggregate amortization expense, including amortization expense on the intangible assets acquired with SBRG, for the Company is $1,480 for fiscal year 2003 and $1,561 for fiscal years 2004 through 2007.

The Company adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) during the first quarter of fiscal 2003. SFAS 144 addresses the recoverability of long-lived assets, excluding intangible assets. Previously, the Company accounted for the impairment of long-lived assets under SFAS 121. Under SFAS 144, the Company no longer considers the impact of goodwill allocated to the restaurants (in accordance with SFAS 142) when testing the carrying value of long-lived assets for impairment, but now includes the effect of future capital expenditures when testing for impairment. The Adoption of SFAS 144 did not have a material effect on the Company’s consolidated financial statements.

NOTE (3) ACQUISITION

        On March 1, 2002, the Company acquired SBRG. SBRG owns, operates and franchises The Green Burrito, La Salsa and Timber Lodge restaurant chains. Through the Company’s dual-branding relationship with The Green Burrito, Carl’s Jr. was SBRG’s largest franchisee. The Company acquired SBRG for strategic purposes including gaining control of the Green Burrito brand and providing the Company with a growth opportunity in the Fresh Mex segment with La Salsa. The results of operations of SBRG are included in the income statement for the period March 1, 2002 through May 20, 2002.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

Under the terms of the merger agreement, each outstanding share of SBRG stock was converted into 0.491 shares of Company common stock. The purchase price was based on the average closing price of the Company’s common stock for the ten trading days ending two days prior to the completion of the acquisition (“ Pricing Period”) and the fair value of options granted. The average closing price of the Company’s common stock was $10.19 for the Pricing Period. SBRG had approximately 12,900,000 shares of stock outstanding and approximately 3,200,000 stock options and warrants outstanding. In order to complete the exchange of stock necessary to complete the acquisition, the Company issued 6,352,000 shares of common stock, and granted fully-vested stock options for 1,552,000 shares of common stock. The allocation of the resulting purchase price of $79,815 has not been finalized as the Company has not received the final accounting of the costs of the transaction or the full valuation of the assets acquired.

The preliminary allocation of the purchase price to the assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisition of SBRG are as follows:

Current assets	$5,173
Property and equipment	33,722
Costs in excess of net assets acquired	32,225
Intangible assets	28,346
Other assets	2,220

Total assets acquired	101,686

Current liabilities	13,141
Long-term debt, excluding current portion	6,500
Other long-term liabilities	2,230

Total liabilities assumed	21,871

Net assets acquired	$79,815

The Company acquired identifiable intangible assets as a result of the acquisition of SBRG. The intangible assets acquired, excluding Costs in Excess of Net Assets Acquired, are preliminarily classified and valued as follows:

	Allocated Amount	Amortization Period
Trademarks	$17,000	Indefinite
Franchise agreements	1,700	20 years
Favorable leases	9,600	6 to 15 years	(the remaining life of each lease)
Other intangible assets	46	20 years

Total intangible assets acquired	$28,346

Selected unaudited pro forma combined results of operations for the quarters ended May 20, 2002 and May 21, 2001, assuming the SBRG acquisition occurred on January 30, 2001, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, are presented as follows:

	2002	2001
Total revenue	$443,564	$499,162

Income (loss) before cumulative effect of accounting change for goodwill	12,134	(36,190)
Cumulative effect of accounting change for goodwill	(175,780)	—

Net loss	$(163,646)	$(36,190)

Basic loss per common share:
Income (loss) before cumulative effect of accounting change for goodwill	$0.21	$(0.64)
Cumulative effect of accounting change for goodwill	(3.07)	—

Net loss	$(2.86)	$(0.64)

Diluted loss per common share:
Income (loss) before cumulative effect of accounting change for goodwill	$0.20	$(0.64)
Cumulative effect of accounting change for goodwill	(2.97)	—

Net loss	$(2.77)	$(0.64)

Weighted-average commons shares outstanding:
Basic	57,178	56,853
Dilutive effect of stock options and awards	2,048	—

Diluted	59,226	56,853

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

NOTE (4) BANK INDEBTEDNESS AND CONVERTIBLE NOTES

The Company’s senior credit facility, as amended, consists of a $100,000 revolving credit facility, which includes a letter of credit sub-facility. The senior credit facility has a maturity date of December 14, 2003, extendable to November 15, 2006, provided the Company, prior to December 14, 2003, is able to refinance its convertible subordinated notes that are due in March 2004. As of May 20, 2002, the total amount outstanding under the senior credit facility was $10,000, outstanding letters of credit were $53,711 and availability was $36,289. During the sixteen weeks ended May 20, 2002, the Company repurchased convertible notes under the terms provided in its senior credit facility. The new facility allowed the Company to repurchase up to $10,000 of convertible notes. Through May 20, 2002, the Company repurchased $11,053 (face value) of convertible notes for $9,999 at various prices ranging from $87.25 to $90.25. Those transactions resulted in recognition of a gain on retirement of debt of $1,053, which is recorded as Other Income in the accompanying Condensed Consolidated Statement of Operations for the sixteen weeks ended May 20, 2002.

NOTE (5) FACILITY ACTION CHARGES (GAINS), NET

In late fiscal 2000, the Company embarked on a refranchising initiative to reduce its bank indebtedness and shift the restaurant system mix to one that is more franchised than company-operated. Management also identified and closed many under-performing restaurants. While the bulk of this activity has ceased, the results of these strategies, as well as declining profitability at Hardee’s, have significantly impacted the comparability of results from year to year and caused the following transactions to be recorded in the financial statements as Facility Action Charges, Net:

(i)	impairment loss of long-lived assets for restaurants the Company plans to continue to operate and restaurants the Company intends to close beyond the quarter in which the closure decision is made;

(ii)	restaurant closure costs; and

(iii)	gains (losses) on the sale of restaurants.

The activity recorded in the first quarter of fiscal 2003 primarily relates to the sale of surplus property, termination or modification of leases on vacant property and impairments losses on assets to be closed due to lease terminations.

The Company quarterly re-evaluates the adequacy of its estimated liability for closing restaurants and modifies the assumptions used based on actual results from selling surplus properties and terminating leases, as well as utilizing estimated property values obtained from real estate brokers. The Company closed one Carl’s Jr. and four Hardee’s company-operated restaurants during the first quarter of fiscal 2003. During the period, the Company identified six restaurants that it believed it should continue operating, but whose cash flow from operations did not support their related net asset values and, accordingly, an impairment charge was recorded.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

The components of these Facility Action Charges, Net for the first quarter for fiscal 2003 and fiscal 2002 were as follows:

	Sixteen Weeks Ended
	May 20, 2002	May 21, 2001
Hardee’s
Increase in estimated liability for closing restaurants	$290	$16,705
Impairment of assets to be disposed of	744	5,494
Impairment of assets to be held and used	2,330	—
(Gains) losses on sales of restaurants, net	(1,758)	2,099

	1,606	24,298

Carl’s Jr.
Increase in estimated liability for closing restaurants	13	589
Impairment of assets to be disposed of	—	2,236
Impairment of assets to be held and used	298	—
(Gains) losses on sales of restaurants, net	254	(3,403)

	565	(578)

Rally’s and Taco Bueno	—	4,500

Total
Increase in estimated liability for closing restaurants	303	17,294
Impairment of assets to be disposed of	744	7,730
Impairment of assets to be held and used	2,628	—
(Gains) losses on sales of restaurants, net	(1,504)	3,196

	$2,171	$28,220

The following table is a summary of the activity in the estimated liability for closing restaurants:
Balance at January 31, 2002	$49,258
New decisions	427
Usage	(5,073)
Favorable dispositions of leased surplus properties	(124)
Discount amortization	822

Balance at May 20, 2002	45,310
Less: current portion, included in Other Liabilities	11,327

Long-term portion, included in Other Long-term Liabilities	$33,983

The following table summarizes average annual sales per restaurant and operating losses related to the restaurants the Company decided to close or was required to close.

	Sixteen Weeks Ended
	May 20, 2002	May 21, 2001
Sales per restaurant:
Hardee’s	$849	$500
Carl’s Jr.	$486	$679
Operating loss:
Hardee’s	$(61)	$(113)
Carl’s Jr.	$(161)	$(59)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

NOTE (6) LOSS PER SHARE

The Company presents “basic” loss per share, which represents net loss, divided by the weighted average shares outstanding excluding all potentially dilutive common shares and “diluted” loss per share reflecting the effect of all potentially dilutive common shares. Potentially dilutive common shares are considered in the computation of the fiscal 2003 net loss per share because they are dilutive to income before the cumulative effect of accounting change for goodwill.

For the 16-week periods ended May 20, 2002 and May 21, 2001, 3,500,000 and 3,600,000 shares, respectively relating to the possible conversion of convertible subordinated notes, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive. For the 16-week periods ended May 20, 2002 and May 21, 2001, 6,900,000 and 7,300,000 options, respectively relating to the possible exercise of stock options granted, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

NOTE (7) SEGMENT INFORMATION

The Company principally is engaged in developing, operating and franchising its Carl’s Jr., Hardee’s and La Salsa restaurants, each of which is considered a reportable segment that is managed and evaluated separately. Additionally, during the first quarter of fiscal 2002, the Company operated one chain that was held for sale, Taco Bueno, which was sold during the second fiscal quarter. The activity of the Taco Bueno chain is included in the “Other” segment, as are the Timber Lodge Steakhouse restaurants and those Green Burrito restaurants not dual-branded with Carl’s Jr. restaurants. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are attributed to each segment based on management’s analysis of the resources applied to each segment. Beginning in fiscal 2003, management determined that it would allocate all general and administrative costs to the segments, whereas in the past, the portion of these costs relating to the management of the overall corporation was included in the operating loss in “Other”. The general and administrative expenses included in “Other” in fiscal 2002 have been reclassified to conform to the current fiscal year’s presentation.

Sixteen Weeks Ended
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
May 20, 2002
Revenue	$217,384	$197,465	$9,040	$10,592	$434,481
Segment operating income	18,858	771	292	261	20,182
Interest expense	2,230	11,659	—	28	13,917
Total assets	215,548	457,812	38,913	131,610	843,883
Capital expenditures	1,614	9,808	526	2,457	14,405
Depreciation and amortization	6,584	12,815	440	1,509	21,348

May 21, 2001
Revenue	$215,681	$220,802	—	$35,125	$471,608
Segment operating income (loss)	15,726	(28,802)	—	(1,440)	(14,516)
Interest expense	5,022	16,803	—	719	22,544
Total assets (as of January 31, 2002)	285,134	638,193	—	8,262	931,589
Capital expenditures	2,043	2,563	—	925	5,531
Depreciation and amortization	8,358	16,063	—	3,581	28,002

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)

NOTE (8) SALE OF TACO BUENO

On June 10, 2001, the Company completed the sale of its Taco Bueno concept to an affiliate of Jacobson Partners (“Jacobson”) for $62,412. Taco Bueno was written down to its estimated sales value at January 31, 2001, and another $4.5 million of loss was recorded in the first quarter of fiscal 2002. The net proceeds from this sale were used to reduce the Company’s bank indebtedness. Taco Bueno’s results included in the Company’s accompanying condensed consolidated statements of operations are as follows:

Sixteen Weeks Ended May 21, 2001
Revenue	$31,200
Operating income	2,500

NOTE (9) RELATED PARTY TRANSACTIONS

On April 5, 2002, the Company exercised its warrant to purchase shares of Checker’s Drive-In Restaurants, Inc. (“Checker’s”) stock and received net shares of 436,000. Additionally, during the sixteen weeks ended May 20, 2002, the Company sold 216,000 shares of Checker’s common stock and recognized a gain of $2,666, which was included in Other Income, Net. As of May 20, 2002, the Company owns 752,000 shares of Checkers’s common stock, representing approximately 6.7% of the outstanding shares of Checker’s common stock.

On April 8, 2002, the Company renewed an agreement with Orion Realty Group, Inc., a wholly owned subsidiary of Fidelity National Financial, Inc., to negotiate the termination of leases for closed properties for one additional year.

As a result of the acquisition of SBRG through an exchange of stock, Fidelity National Financial, Inc. owns approximately 6.6% of the Company.

NOTE (10) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated for the full fiscal year. During the sixteen weeks ended May 20, 2002, the Company recorded an income tax benefit of $3,600 as a result of the tax law enacted during the quarter permitting the Company to carry back certain operating losses for prior years in which the Company had taxable income.

NOTE (11) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which will be effective for the Company beginning fiscal year 2004. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet determined the impact of adopting SFAS 143 on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections” which will be effective for the Company in fiscal 2004, although earlier adoption is encouraged. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items; eliminates inconsistencies in lease modification treatment and makes various technical corrections or clarifications of other existing authoritative pronouncements. As permitted, the Company has implemented the provision of SFAS 145 regarding debt extinguishment in the first quarter of fiscal 2003 (see Note 4). The Company has not yet determined the impact of adopting the remaining provisions of SFAS 145 on the Company’s financial statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS
(Dollars in thousands)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Safe Harbor Disclosure

CKE Restaurants, Inc. and Subsidiaries (collectively referred to as the “Company”) is comprised of the worldwide operations of Carl’s Jr., Hardee’s, La Salsa, Green Burrito and Timber Lodge Steakhouse. The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 31, 2002 (collectively, the “2002 Financial Statements”). All Note references herein refer to the accompanying Notes to the Condensed Consolidated Financial Statements (“Financial Statements”).

Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals, and operating performance and are based on management’s current beliefs and assumptions. Such statements are subject to risks and uncertainties. Factors that could cause the Company’s results to differ materially from those described include, but are not limited to, anticipated restaurant closures for the Company and its franchisees, consumers’ concerns or adverse publicity regarding the Company’s products, effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claim experience, changes in the Company’s suppliers’ ability to provide quality and timely products to the Company, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of the Company’s franchisees, franchisees’ willingness to participate in our strategy, availability of financing for the Company and its franchisees, unfavorable outcomes on litigation, changes in accounting policies and practices, new legislation or government regulation (including environmental laws), the value of shares in Checkers Drive-In Restaurants, Inc., and other factors as discussed in the Company’s filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of New York Stock Exchange.

New Accounting Pronouncements Not Yet Adopted

See Note (11) of Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. Specific risks associated with these critical accounting policies are described in the following paragraphs.

For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. We believe our most significant accounting policies require:

•	Estimation of future cash flows used to assess the recoverability of long-lived assets and establishment of the estimated liability for closing restaurants.

•	Determination of the appropriate allowances associated with franchise and license receivables and franchise sublease contingent liabilities.

•	Estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation and fire and general liability insurance programs.

•	Estimation of our net deferred income tax asset valuation allowance.

Detailed descriptions of the critical accounting policies are as follows.

Impairment losses on property, equipment, property held and used and property held for sale or to be disposed of other than by sale

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

For purposes of estimating impairment, we segregate property between the following categories in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”:

1. Property to be held and used
2. Property to be held for sale
3. Property to be disposed of other than by sale

We evaluate the carrying value of assets for impairment when the operations of the brand, or certain restaurants in the brand, experience a negative event (i.e., significant downturn in operations, natural disaster, restaurant closures, etc.). When these events are identified, we review the last two years of operations on a restaurant-by-restaurant basis and, if there are increasing trends in losses, we estimate future undiscounted cash flows. If the projected cash flows do not exceed the carrying value of the assets, we write-down the assets to fair value based on either (1) estimated net proceeds our third party broker (a related party) believes it can obtain in a sale of the site; (2) discounted projected cash flows; or (3) historical net proceeds obtained on other similar surplus property sales.

The most significant assumptions we use in this analysis are those made in estimating future discounted cash flows. In estimating future cash flows, we generally use the financial assumptions in our strategic plan and modify them if the restaurant operators believe other factors should be used. Additionally, in determining the amount we can obtain in a sale of a site, we use our broker’s knowledge of the area the property is located in and current sales trends. Quarterly we obtain estimates of the fair value from our brokers. If the current estimates are less than the carrying value, we write-down the asset to the new value.

Although we believe our assumptions are reasonable given our current operating performance, if all of our restaurants were to experience same-store sales of between 0% and 2.5%, we would be required to record additional impairment losses on between 20 and 35 restaurants in a range of $6,400 to $14,400, depending on the same-store sales growth rate. Also, if we are unable to sell our surplus property at the rate expected by our third-party broker we would be required to record additional charges. The carrying value of all of our surplus property is $14,800 at May 20, 2002.

Impairment losses on Goodwill

Goodwill is tested for impairment annually at the reporting unit level, which is the brand level for the Company. The impairment, if any, is measured based on the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, on comparable sales or valuations of other restaurant brands. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. In our review of the fair value of the Hardee’s brand, we obtained a third party evaluation and, based on our assessment of the analysis, we wrote off the Hardee’s remaining goodwill of $175,780.

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our strategic plan including same-store sales growth rates and the discount rate we estimate to represent our cost of funds.

If our assumptions used in performing the impairment test differ, the fair value estimate of the brands may be significantly lower, thereby causing the carrying value to exceed the fair value and necessitating recording an impairment loss. Currently, we have $43,313 in goodwill classified on the balance sheet as Costs in Excess of Assets Acquired, Net, which primarily relates to our acquisition of Santa Barbara Restaurant Group, Inc. (“SBRG”) on March 1, 2002.

Self-insurance liability

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, fire and general liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation claims over $250 and individual general liability claims over $500. Estimated insurance liabilities are accounted for based on the net present value of independent actuarial estimates of the ultimate amount of loss expected. These estimates rely on actuarial observations of historical claim loss development. We continually evaluate the potential for changes in loss estimates, and use the results of these evaluations to adjust recorded provisions.

The assumptions used by the independent actuary to determine the estimated liabilities are based on the average historical losses on claims we have incurred. If the actual loss development is better or worse than the development estimated by the actuary, we will modify the reserve and it will be reflected in future operating performance. Additionally, if we experience a higher than expected number of claims or the costs of claims rise more than we expected, then the actuary may adjust expected losses upward and our future self-insurance costs will rise.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

Estimated Liability for Closing Restaurants

We make decisions to close restaurants based on prospects for estimated future profitability and sometimes we are forced to close restaurants based on circumstances beyond our control (i.e. a landlord’s refusal to negotiate a new lease). Our restaurant operators evaluate each restaurant’s performance each financial period. When restaurants perform poorly, we consider the demographics of the location as well as the likelihood of being able to turn an unprofitable restaurant around. Based on the operator’s judgment, we estimate the future cash flows. If we determine that the restaurant will not be profitable within a reasonable time period, and there are no contractual requirements to continue operating the restaurant, we close the restaurant. Additionally, franchisees may close restaurants for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed restaurant if we decide not to operate it as a company-operated restaurant. We establish the estimated liability in the period we decide to close a restaurant, which may be before the actual closure date.

The estimated liability for closing restaurants for vacant properties is generally based on the term of the lease and the lease termination fee we expect to pay, as well as maintenance costs. The amount of the estimated liability established is generally the net present value of these estimated future payments. The interest rate used to calculate the net present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown as Interest Expense in our Statement of Operations.

A significant assumption used in determining the amount of estimated liability for closing restaurants is the estimated cost to maintain leased and owned vacant properties. Additionally, the amount of the estimated liability established for future lease payments on vacant restaurants is based upon our third-party broker’s (a related party) assessment of its ability to successfully negotiate early termination of our lease agreements with the lessors. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely if the leases on the vacant restaurants are terminated on more favorable terms than we used to estimate the liabilities, we may reverse previously established estimated liabilities. The net present value of lease payments on closed restaurants is $61,800, which represents the amount we would be required to pay if we are unable to terminate any of the leases prior to the terms required in the lease agreements. However, it is our experience that we can terminate those leases for less than that amount, and accordingly, we have recorded an estimated liability for lease obligations of $45,310.

Franchise and Licensed Operations

We monitor the financial condition of franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter we establish the allowance for bad debts for franchisee accounts and notes receivable based on a franchisee-by-franchisee basis. We compare this computed total amount to what is recorded in the general ledger and make adjustments as appropriate. Additionally, we cease recording royalty income from franchisees that are materially delinquent in paying or in default until such time as we have a history of timely payments.

Depending on the facts and circumstances, there are a number of different actions we may take to resolve collections issues. These may include the sale of franchise restaurants to us or to other franchisees; a modification to the franchise agreement which may include a provision to defer certain royalty payments or reduce royalty rates in the future (if royalty rates are not sufficient to cover our costs of service over the life of the franchise agreement, we record the estimated loss at the time we modify the agreements); a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary obligee); or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most probable action that will occur. If we believe we will operate the restaurants as company-operated restaurants, the allowance for loss is recorded net of the estimated fair value of the related restaurant assets.

As part of our re-franchising program, many of the restaurants that we sold to franchisees were on leased sites. Generally, we remained principally liable for the lease and entered into a sublease with the franchisee for the same terms of the primary lease. We account for the sublease payments received as franchising rental income and our payments on the leases as rental expense in Franchise and Licensed Restaurants and Other in our Statement of Operations. As of May 20, 2002, the net present value of the total obligation on such lease arrangements was $44,548.

The determination of when to establish an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee is based on the date that the following events occur:

(1)
the franchisee and the Company mutually make the decision to close a restaurant and we assume the responsibility for the lease, usually after a franchise agreement is terminated or the franchisee declares bankruptcy;

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

(2)	we enter into a workout agreement with a financially troubled franchisee, where we agree to make part or all of the lease payments for the franchisee.

The amount of the estimated liability is established using the methodology described in the “Estimated Liability for Closing Restaurants” section above. We have not established an estimated liability for closing restaurants for troubled franchisees (i.e., those franchisees that are materially, in default or delinquent or for which we have entered into a workout arrangement) that, as of May 20, 2002, are still making timely rent payments but may have problems in the future. The net present value of the related lease obligation with franchisees in these circumstances is approximately $20,100. As of May 20, 2002, we have recorded an estimated liability for future lease obligations related to agreed upon subsidies for these franchise restaurants of $6,200.

The estimated lease liability for closed franchise restaurants is dependent on our ability to successfully negotiate early termination of our lease agreements with our lessors within the ranges we estimated to establish the liability.

If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future.

Valuation Allowance for Net Deferred Tax Asset

As disclosed in Note 1 of Notes to the Consolidated Financial Statements of our Report on Form 10-K for the fiscal year ended January 28, 2002, we record net deferred tax assets. Annually, we assess the likelihood that our net deferred tax assets will be recovered from future projected taxable income. By the end of fiscal 2001, because we had experienced two years of net operating losses, we established a 100% valuation allowance for our net deferred tax asset. As of May 20, 2002, our valuation allowance aggregated approximately $175,000.

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2003 Comparisons with Fiscal 2002

The following factors impacted comparability of operating performance for the quarter ended May 20, 2002 to the quarter ended May 21, 2001, or could impact comparisons for the remainder of fiscal 2003.

Acquisition of Santa Barbara Restaurant Group, Inc.

As discussed in Note 3 of Notes to Consolidated Financial Statements, we acquired SBRG on March 1, 2002 (“Acquisition Date”). The operations of SBRG, subsequent to the Acquisition Date, are included in the Consolidated Financial Statements for fiscal 2003.

Adoption of New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements.

Business Turnaround

Revitalizing Hardee’s continues to be a primary focus for our management team in fiscal year 2003. Even though Hardee’s recent same-store sales and margin increases may indicate that we have turned the brand around, Hardee’s is still an under-performing brand. While we will continue to focus on restaurant fundamentals, such as quality, service and cleanliness, we know we must revitalize Hardee’s to reestablish the brand’s connection with consumers. Our success will depend on the successful execution of our operational and marketing plans for Hardee’s, as well as the following items that are discussed in detail in our Annual Report on Form 10-K for the fiscal year ended January 31, 2002:

•	opening additional company-operated and franchised restaurants,

•	remodeling our restaurants as planned,

•	implementation of our strategies by our franchisees, as well as their operational and financial success,

•	changes in national, regional and local economic conditions,

•	changes in commodity prices labor costs and insurance costs,

•	our ability to compete with our major competitors, many of which have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

•	changes in consumer preferences and perceptions,

•	our ability to integrate SBRG, and

•	adverse weather conditions.

The next steps in our turnaround plan are:

•	Update the Hardee’s brand image

•	Focus efforts to maximize Hardee’s sales leverage

•	Continue to maintain the Carl’s Jr. brand profitability

•	Continue to focus on premium, rather than discounted, products

•	Continue to focus on cost controls

•	Grow the systems

•	Remodel the Hardee’s restaurants

•	Integrate SBRG

•	Develop a strategy for addressing the maturity of our convertible subordinated notes

•	Grow the La Salsa Brand

•	Leverage dual Brand opportunities with Green Burrito.

Although we have reported net income before accounting changes for the first time in over two years, if we are unable to further improve Hardee’s sales and operating margins, it may significantly affect our future profitability and cash flows, which, in turn, would affect our ability to access financing in the future, both in terms of the amount of financing available to us and the terms of such financing. See additional discussion in the “Financial Condition and Liquidity” section below.

Franchisees’ Operations

Like others in the quick-service restaurant industry, some of our franchise operators experience financial difficulties from time to time with respect to their franchise operations. Our approach to dealing with financial and operational issues that arise from these difficulties is described in the Critical Accounting Policies section, under the heading “Franchise and Licensed Operations”. A number of franchise operators in the Hardee’s system have experienced significant financial problems. There are a number of potential resolutions of these financial issues.

We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success. Although the Company reviews quarterly the allowance for bad debt losses and the estimated liability for closed franchise restaurants, there can be no assurance that the number of franchise operators or restaurants experiencing financial difficulties will not change from our current estimates, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchise operator.

Restaurant Portfolio Strategy

        In late fiscal 2000, we embarked on a refranchising initiative to reduce our bank indebtedness, as well as rebalance to the system to one that is primarily franchise operated. Additionally, as sales trends for the Hardee’s restaurants and certain Carl’s Jr. restaurants (primarily in the Oklahoma area) continued to decline in fiscal 2000 through fiscal 2001, we determined that it was necessary to close restaurants for which a return to profitability was not likely. As part of our business turnaround plan, we sold the Taco Bueno brand, incurred net losses on the sales of Hardee’s restaurants and recorded charges to establish an estimated liability for closed restaurants. Additionally, we reduced our operating costs to a level more commensurate with the revenue mix resulting from the rebalancing of our system-wide restaurant portfolio. We also were required to write down the carrying value of certain properties and charge a loss to operations, as their performance did not support their carrying values. The results of these transactions are reported as Facility Action Charges, Net in the Consolidated Statements of Operations. Currently, we believe we have completed the necessary sale of restaurants and closure of under-performing restaurants to reposition the Company and we do not expect to incur future facility action charges at the same levels as in previous years. However, the results of these strategies have significantly impacted the comparability of results from year to year. See Note 5 of Notes to Consolidated Financial Statements for additional disclosure of Facility Action Charges, Net.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

Financial Comparison

Our results reflect the substantial changes resulting from execution of our business turnaround plan including the sale and closure of restaurants, the reduction of corporate overhead and our efforts to improve margins and repay down bank indebtedness. The table below is a condensed presentation of those activities, and other changes in the components of income, designed to facilitate the discussion of results in this Form 10-Q.

(All amounts are approximate and in millions)

Current Period (Sixteen Weeks Ended May 20, 2002):
Reported net loss	$(162.6)
Repositioning activities (facility action charges, net)	2.2
Adoption of accounting rule change for goodwill	175.8

Current period results net of repositioning charges and adoption of accounting rule change	$15.4	(A)

Prior Period (Sixteen Weeks Ended May 21, 2001):
Reported net loss	$(37.1)
Repositioning activities:
Facility action charges, net	28.2
Write-off of deferred financing charges	3.9

Repositioning subtotal	32.1
Amortization of goodwill, no longer recorded in fiscal year 2002	1.6

Prior period results net of repositioning charges and adoption of accounting rule change	$(3.4	)(B)

	First quarter fiscal year 2003 vs. first quarter fiscal year 2002
Increase in earnings, without repositioning activities and effect of adoption of of accounting rule change	$18.8	(A-B)

Items causing earnings to increase (decrease) from the prior period to the current period:
Approximate restaurant margin improvement in restaurants operated (other than SBRG) brands at May 20, 2002 and May 21, 2001	$5.2
Reduction in interest expense excluding write-off of deferred financing costs	4.7
Gains on sale of investments and repurchase of convertible subordinated notes	3.7
One-time income tax benefit, due to change in Federal tax law	3.6
Approximate operating loss of restaurants operated in fiscal 2002 and subsequently involved in facility actions, including related general and administrative expenses and advertising costs	1.7
Increase in corporate overhead	(1.6)
Decrease in the provision for doubtful accounts	1.2
Increase in advertising expenses, excluding restaurants involved in facility actions	(0.9)
Approximate operating income of SBRG restaurants, since March 1, 2002	0.6
Change in litigation reserves	0.5
Other	0.1

Increase in earnings without repositioning charges and effect of adoption of accounting rule change	$18.8

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis and is presented in the same format we present segment information (See Note 7 of Notes to Condensed Consolidated Financial Statements).

	First Quarter FY 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated sales	$158,554	$176,184	$8,729	$10,449	$353,916
Company-operated average unit volumes (trailing 13-periods)	1,155	775	804
Average same-store check	$5.23	$3.84	$9.03
Company-operated same-store sales increase	4.2%	0.3%	1.9%
Franchise-operated same-store sales increase (decrease)	3.5%	0.4%	(0.9)%

Operating costs (as a % of company-operated revenue)
Food and packaging	28.3%	29.8%	26.9%
Payroll and employee benefits	28.2%	35.6%	32.0%
Occupancy and other operating costs	20.8%	22.3%	26.6%
Gross margin	22.7%	12.3%	14.5%

Advertising as a percentage of company-operated revenue	6.9%	6.1%	3.3%	3.7%	6.3%

Franchising revenue:
Royalties	$6,171	$11,809	$311	$143	$18,434
Distribution center	45,121	5,214	—	—	50,335
Rent	7,452	4,139	—	—	11,591
Other	86	119	—	—	205

Total franchising revenue	58,830	21,281	311	143	80,565

Franchising expense:
Administrative expense (including provision for accounts receivable bad debts)	545	1,133	96	—	1,774
Distribution center	44,069	5,111	—	—	49,180
Rent & other occupancy	7,425	3,274	—	—	10,699

Total franchising expense	52,039	9,518	96	—	61,653

Net franchising income (B)	$6,791	$11,763	$215	$143	$18,912

Operating income (C)	$18,858	$771	$292	$261	$20,182
Facility action charges, net	565	1,606	—	—	2,171

Operating income excluding facility action charges	$19,423	$2,377	$292	$261	$22,353

EBITDA (D)	$24,681	$11,947	$1,108	$5,716	$43,452
Facility action charges, net and accounting change	565	1,606	—	—	2,171

EBITDA excluding facility action charges	$25,246	$13,553	$1,108	$5,716	$45,623

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

	First Quarter FY 2002
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated sales	$161,985	$198,005		$35,125	$395,115
Company-operated average unit volumes (trailing 13-periods)	1,087	713
Average same-store check	$4.87	$3.62
Company-operated same-store sales increase (decrease)	0.7%	(4.2)%
Franchise-operated same-store sales increase (decrease)	1.3%	(5.5)%
Operating costs (as a % of company-operated revenue)
Food and packaging	29.0%	31.2%
Payroll and employee benefits	28.7%	35.7%
Occupancy and other operating costs	22.4%	24.5%
Gross margin	19.9%	8.6%
Advertising as a percent of company-operated revenue	6.7%	5.9%		6.5%	6.3%
Franchising revenue:
Royalties	$5,769	$14,802			$20,571
Distribution center	41,295	4,455			45,750
Rent	6,258	3,395			9,653
Other	374	145			519

Total franchising revenue	53,696	22,797			76,493

Franchising expense:
Administrative expense (including provision for bad debts)	1,103	3,229			4,332
Distribution center	40,583	5,148			45,731
Rent & other occupancy	5,719	3,184			8,903

Total franchising expense	47,405	11,561			58,966

Net franchising income (B)	$6,291	$11,236			$17,527

Operating income (loss) (C)	$15,726	$(28,802)		$(1,440)	$(14,516)
Facility action charges (gains), net	(578)	24,298		4,500	28,220

Operating income (loss) excluding facility action charges	$15,148	$(4,504)		$3,060	$13,704

EBITDA (D)	$20,798	$(22,232)		$4,097	$2,663
Facility action charges (gains), net	(578)	24,298		4,500	28,220

EBITDA excluding facility action charges	$20,220	$2,066		$8,597	$30,883

(A)	Other consists of Green Burrito and Timber Lodge in fiscal 2003 and Taco Bueno and Rally’s in fiscal 2002.

(B)	The Company made certain reclassifications between Franchise Income and Other Expense, Net in prior period amounts to conform to the current period’s classification.

(C)	The Company now fully allocates all general and administrative costs to the brands and has made certain reclassifications in prior period amounts to conform to the current period’s classification.

(D)
EBITDA represents net income before taxes, interest, depreciation and amortization of leasehold improvements and goodwill, and the cumulative effect of the accounting change for goodwill. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income as an indicator of operating cash flows as a measure of liquidity. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service payments.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

Carl’s Jr.

During the first quarter of fiscal 2003 we closed one restaurant and Carl’s Jr. franchisees and licensees opened nine new restaurants and closed two. As of May 20, 2002, the Carl’s Jr. system consisted of the following:

	Restaurant Portfolio			Revenue
	First Quarter 2003	First Quarter 2001	Change	First Quarter 2003	First Quarter 2001	Change
Company	442	471	(29)	$158,554	$161,985	$(3,431)
Franchised and licensed	533	498	35	58,830	53,696	5,134

Total	975	969	6	$217,384	$215,681	$1,703

Revenue from company-operated Carl’s Jr. restaurants decreased $3,431, or 2.1%, to $158,554 for the 16-week period ended May 20, 2002 when compared to the prior year quarter. The decrease in revenue is due primarily to asset dispositions made during the Company’s repositioning program initially implemented two years ago to rebalance the system and repay bank debt. Same-store sales for company-operated Carl’s Jr. restaurants increased 4.2% in the current quarter and Carl’s Jr. company-operated restaurant average unit volumes were $1,155 for the trailing thirteen periods ended May 20, 2002, and the average check for the first quarter was $5.23 as compared to $4.87 in the comparable period of the prior fiscal year, reflecting our focus on premium products.

Net franchising income increased approximately 8.0%, or $500, in the first quarter of the current fiscal year. This is primarily attributable to increased royalties resulting from the sales of restaurants to franchisees coupled with lower administrative expenses.

Restaurant-level margins for our company-operated Carl’s Jr. restaurants increased 2.8% in the 16-week period ended May 20, 2002 from 19.9% in the prior-year quarter to 22.7% in the current quarter, when measured as a percentage of company-operated restaurant revenue. Food and packaging costs decreased 0.7% as a percentage of company-operated revenue, primarily due to a reduced emphasis on the value menu, the elimination of certain high food cost products from the menu and the introduction of higher margin products to the menu. Payroll and other employee benefits decreased 0.5% as a percentage of company-operated revenue due to lower required provisions for our workers’ compensation self-insurance program liabilities. Occupancy and other operating expenses decreased 1.6% as a percentage of company-operated revenue due to lower natural gas and electricity prices than in the prior year. These improvements were offset by higher repair and maintenance costs the Company incurred to enhance the visual appeal of restaurants and increases in travel and training expenses for restaurant employees.

Because the majority of our Carl’s Jr. restaurants are located in California, legislation in that state can have a significant impact on our financial results. The Governor of California recently signed into law Assembly Bill No. 749 relating to workers’ compensation claims. The bill requires that payments for certain benefits that occur after January 1, 2003 for injuries sustained prior to January 1, 2001 shall be made at the rate in effect at the time the payment is made. The expected impact to our financial statements is not material.

Hardee’s

During the first quarter, we acquired six restaurants from franchisees, sold one restaurant to a franchisee and closed four restaurants. Hardee’s franchisees and licensees opened eight restaurants, acquired one restaurant from us, sold four restaurants to us and closed 54 restaurants. As of May 20, 2002, the Hardee’s system consisted of the following:

	Restaurant Portfolio			Revenue
	First Quarter 2003	First Quarter 2002	Change	First Quarter 2003	First Quarter 2002	Change
Company	743	836	(93)	$176,184	$198,005	$(21,821)
Franchised and licensed	1,597	1,730	(133)	21,281	22,797	(1,516)

Total	2,340	2,566	(226)	$197,465	$220,802	$(23,337)

The expected impact to our recorded estimated liability for self-insurance claim losses as of May 20, 2002 is not material, however we estimate that the impact of this legislation could be approximately $1,000 annually in future years.

Revenue from company-operated Hardee’s restaurants decreased $21,821, or 11.0%, to $176,184 for the 16-week period ended May 20, 2002, when compared to the prior year comparable periods. The decrease in revenue is due primarily to asset dispositions made during the Company’s repositioning program initially implemented two years ago to rebalance the system and repay bank debt. Same-store sales for company-operated Hardee’s were relatively flat at 0.3% in the current quarter,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

company-operated restaurant average unit volumes were $775 for the trailing thirteen periods ended May 20, 2002, and the average check for the first quarter was $3.84 as compared to $3.62 in the comparable period of the prior fiscal year, reflecting our focus on premium products.

Net franchising income increased $527 or 4.7% as compared to the prior fiscal year as the first quarter of fiscal 2003 did not require an addition to the allowance for doubtful accounts, offset by higher rent expense on restaurants sold to franchisees.

Restaurant-level margins for company-operated Hardee’s restaurants increased 3.7% in the 16-week period ended May 20, 2002 from 8.6% in the prior year quarter to 12.3% in the current quarter, when measured as a percentage of company-operated restaurant revenue. Food and packaging costs decreased 1.4% as a percentage of Company-operated revenue, primarily due to an emphasis on premium products, reduced discounting during the current fiscal year, lower commodity prices and the closure of unprofitable restaurants. Payroll and other employee benefits remained flat in the current year quarter as compared to the prior year quarter, primarily also due to a conscious decision to increase staffing to improve guest service. Occupancy and other operating expenses decreased 2.2% as a percentage of Company-operated revenue in the current year quarter due to a decline in the cost of natural gas and a lower provision for general liability claims. These improvements were offset by higher repair and maintenance costs to enhance the visual appeal of the restaurants.

La Salsa

Since the acquisition of SBRG on March 1, 2002, revenue from company-operated La Salsa restaurants was $8,729. Restaurant-level margins were 14.5% as a percentage of company-operated restaurant revenue. Food and packaging costs were 26.9%, payroll and other employee benefits were 32.0% and occupancy and other operating costs were 26.6%. The La Salsa brand restaurants contributed $292 of net income to the Company.

Other Restaurant Brands

Since the acquisition of SBRG on March 1, 2002, revenue from company-operated Timber Lodge Steakhouse restaurants was $10,067. Restaurant-level margins were 9.0% as a percentage of company-operated restaurant revenue. Food and packaging costs were 36.1%, payroll and other employee benefits were 30.5% and occupancy and other operating costs were 24.4%. Company-operated Timber Lodge Steakhouse restaurants contributed $183 of net income to the Company. Net income from Timber Lodge Steakhouse franchise operations was $17.

Since the acquisition of SBRG on March 1, 2002, revenue from company-operated Green Burrito restaurants (not including restaurants dual-branded with Carl’s Jr. restaurants) was $382. Restaurant-level margins were 11.3% as a percentage of company-operated restaurant revenue. Food and packaging costs were 27.4%, payroll and other employee benefits were 35.3% and occupancy and other operating costs were 25.9%. Company-operated Green Burrito restaurants (excluding those restaurants dual-branded with Carl’s Jr. restaurants) contributed $65 of net income to the Company.

During the first quarter of fiscal 2002, the Taco Bueno brand contributed $2,500 in operating income to the Company’s results. In June 2001, we completed our sale of Taco Bueno to Jacobson Partners (See Note 8 of Notes to Consolidate Financial Statements).

Interest Expense

Interest expense for the first quarter of fiscal 2003 decreased $8,627 or 38.3% as compared with previous year first quarter. This decrease was due to lower levels of borrowings outstanding under our Senior Credit Facility throughout the period, lower amortization costs associated with debt issuance costs and that in the first quarter of fiscal 2002, we wrote off $3,881 in debt issuance costs as a result of a modification in the terms of our Senior Credit Facility.

Other Consolidated Expenses

Advertising expenses decreased $2,325, or 9.4%, to $22,384 for the 16-week period ended May 20, 2002, as compared to the comparable period in the prior year, however, as a percentage of total company-operated revenue, advertising expenses remained relatively constant at 6.3%.

General and administrative expenses decreased $1,592, or 4.5%, to $34,062 for the 16-week period ended May 20, 2002, as compared to the prior year. As a percentage of total revenue, general and administrative expenses were 7.8%, relatively flat compared to last year. The ceasing of goodwill amortization charges and the sale and closure of restaurants reduced general and

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

administrative expenses by $1,615 and $1,555, respectively. Those reductions were partially offset by increases in corporate incentive compensation, contract services and telephone costs totaling $1,578.

Other income, net increased $3,395 during the 16-week period ended May 20, 2002, primarily due to a gain on the sale of Checkers Drive-In Restaurants, Inc. (“Checker’s”) common stock and the repurchase of the Company’s convertible subordinated notes. During the first quarter of fiscal 2003, we sold 216,000 shares of Checkers’ stock, realizing a net gain of $2,666. Additionally, during the first quarter of fiscal 2003, we repurchased $11,053 (face value) of convertible notes for $9,999, at various prices ranging from $87.25 to $90.25. These transactions resulted in recognition of a gain on retirement of debt of $1,054.

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” during the first quarter of fiscal 2003 (see Note 2 of Notes to Consolidated Financial Statements). As a result of adopting the accounting rule change, we recorded a transitional impairment charge of $175,780 to write-off all of the Hardee’s goodwill (recorded as Costs in Excess of Assets Acquired, Net on the Consolidated Balance Sheet), which was recorded as a cumulative effect of accounting change.

Income Taxes

We recorded an income tax benefit of $2,685 for the first quarter of fiscal 2003. This amount consisted primarily of a $3,600 expected income tax refund due to recent changes in the Internal Revenue Code regarding the carryback of net operating losses, allowable under the recently-enacted Job Creation and Worker Assistance Act of 2002. We expect to receive a total of $6,800 in income tax refunds during the second quarter of fiscal year 2003. We believe that our net operating losses are such that we will not be required to pay federal income taxes on this fiscal year’s taxable earnings. We have provided for estimated state franchise taxes.

Financial Condition and Liquidity

Free cash flow – cash provided by operations less capital expenditures – for the 16-week period ended May 20, 2002 was $7,560. During the 16 weeks, we generated cash flows from operations of $21,965, as compared to $32,782 in the corresponding period of the prior fiscal year. This decrease was primarily due to a $20,369 tax refund received in the prior year quarter, which was partially offset by a decrease in working capital. Investing activities used $3,095 related to capital expenditures, which were partially offset by the proceeds from the sales of surplus properties. Financing activities used $22,340 primarily related to the repurchase of convertible subordinated notes and payments of fees related to the amendment of our credit facility. Our fixed charges coverage ratio was 1.5X for the 16-week period ended May 20, 2002, versus the prior year period when earnings were insufficient to cover fixed charges by $36,232 (see Exhibit 12.1).

The quick-service restaurant business generally receives simultaneous cash payments for sales. We presently use the net cash flow from operations to repay outstanding indebtedness and to reinvest in long-term assets, primarily for the remodeling and construction of restaurants. Normal operating expenses for inventories and current liabilities generally carry longer payment terms (usually 15 – 30 days). As a result, we typically maintain current liabilities in excess of current assets.

We believe that cash generated from our various restaurant concept operations, cash and cash equivalents on hand as of May 20, 2002, and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the foreseeable future. We amended and restated our senior credit facility on January 31, 2002, securing a $100,000 lender’s commitment under a revolving credit facility. The amended senior credit facility includes a letter of credit sub-facility, and has a maturity date of December 14, 2003, extendable to November 15, 2006, provided we are able to earlier refinance our convertible subordinated notes due March 2004. The senior credit facility is collateralized by all of our personal property assets and certain restaurant property deeds of trust with an appraised value of $218,200. Borrowings under our senior credit facility bear interest at LIBOR rate plus an applicable margin. As of May 20, 2002, the applicable margin was 4.0% and our interest rate was 5.9%. Under our amended credit facility, we had $53,711 of outstanding letters of credit at May 20, 2002. As we had borrowed $10,000 on the facility at that date, we had $36,289 of borrowings available for our use. As of June 24, 2002, we had $0 outstanding on the credit facility and approximately $11,500 invested in overnight deposits.

The repurchase of convertible debt during the quarter was the first step in addressing the maturing of our $148,105 of convertible notes, due March 2004. Strategies we may consider in the future include additional bank debt, the sale of assets (including restaurants), a debt or equity offering, a debt swap or some combination of those items. In the event that we are unable to successfully implement one or more of those options, or turnaround Hardee’s, we may be required to sell additional restaurants at a loss to

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

raise sufficient funds to retire the debt. Those losses may be material and have a significant negative impact on our operating results.

In the event the revolving credit facility is declared accelerated by the lenders (which can occur only if we are in default under the facility), our 9 1/8% senior subordinated notes due 2009 and our 4 1/4% convertible subordinated notes due 2004 may also become accelerated under certain circumstances and after all cure periods have expired.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our principal exposure to financial market risks relates to impact that interest rate changes could have on our $100,000 senior credit facility, of which $10,000 remained outstanding as of May 20, 2002. Borrowings under our senior credit facility bear interest at the LIBOR rate plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction of approximately $100 in annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility and assumes no change in the volume, index or composition of debt as in effect May 20, 2002. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have never had a significant impact on us and are not expected to in the foreseeable future.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use typically result in unconditional purchase obligations, which are not reflected in the consolidated balance sheet. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address significant commodity cost increases that appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices could result in lower restaurant level operating margins for our restaurant concepts.

Seasonality

Our restaurant sales and profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions, which affect the public’s dining habits.

We operate on a retail accounting calendar. Our fiscal year has 13 four-week accounting periods and ends the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks.

PART II.    OTHER INFORMATION.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held a special meeting of the stockholders on February 28, 2002 to consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of December 20, 2001 and amended as of January 24, 2002, by and between the Company and Santa Barbara Restaurant Group, Inc., and the issuance of shares of Company common stock in the merger. The merger agreement and the issuance of shares were approved by the following vote of the stockholders:

Proposal	Votes For	Votes Against	Votes Withheld	Broker Non-Votes
Merger Agreement and Issuance of Shares	27,192,867	504,726	93,266	None

Item 6.     Exhibits and Reports on Form 8-K

Exhibit #	Description
12.1	Computation of Ratios

(b)    Current Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC. (Registrant)

Date: July 3, 2002	By:	/s/ DENNIS J. LACEY
Executive Vice President Chief Financial Officer

EXHIBIT INDEX

Exhibit #	Description
12.1	Computation of Ratios