Form 10-Q/A
period 2002-05-20
CKE RESTAURANTS INC
filed 2002-07-08
CIK 919628

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

Although we believe our assumptions are reasonable given our current operating performance, for illustrative purposes, absent inflation, if all of our restaurants were to experience a same-store sales increase of .5% for all future years or a 2% decline for all future years, we would be required to record additional impairment losses on between 20 and 35 restaurants in a range of $6,400 to $14,400, respectively. Also, if we are unable to sell our surplus property at the rate expected by our third-party broker we would be required to record additional charges. The carrying value of all of our surplus property is $14,800 at May 20, 2002.

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