Form 10-K/A
period 2002-01-28
CKE RESTAURANTS INC
filed 2002-09-23
CIK 919628

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended January 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11313

CKE Restaurants, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0602639
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

3916 State Street, St. 300, Santa Barbara, CA 93105
(Address of principal executive offices)

(805) 898-4200
Registrant’s telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 5, 2002 was $505.635,841.

The number of outstanding shares of the registrant’s common stock was 56,987,127 as of April 5, 2002.

Documents Incorporated By Reference:    Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on May 10, 2002, were incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2002 is being filed in order to:

(1)  correct a reference to the bonus paid to William P. Foley, II, pursuant to his employment agreement with the Registrant, which reference should have been to his 2002 bonus of $800,000; and

(2)  add a holder of five percent or more of the Registrant’s outstanding securities to the table describing the beneficial       ownership of the Registrant’s securities by its principle stockholders, which holder was inadvertently omitted.

Other than as amended hereby, all other information included in the initial filing is unchanged.

PART III

Item 11.    Executive Compensation

EXPLANATORY NOTE.    The original description of Mr. Foley’s bonus pursuant to his employment agreement with the Registrant made reference to fiscal 2003. The reference should have been to Mr. Foley’s bonus in fiscal 2002, which was $800,000.

William P. Foley, II.    On April 9, 1999, CKE entered into a five-year employment agreement with William P. Foley, II, pursuant to which Mr. Foley agreed to serve as Chairman of the Board and Chief Executive Officer. Mr. Foley’s annual base salary under this agreement is $500,000 subject to periodic increases at the discretion of the Compensation Committee of the Board of Directors. Mr. Foley resigned as Chief Executive Officer in March 2000. As a result, his annual base salary under the Employment Agreement is currently $400,000. Mr. Foley’s agreement also provides for annual cash bonuses during his employment term. For fiscal 2002 and all subsequent years, Mr. Foley’s annual bonus is calculated by first determining the amount by which the Company’s net income increases over the prior fiscal year. If such increase is 15%, Mr. Foley shall receive a bonus equal to 50% of his then current annual base salary. For each 5% increase in the Company’s net income over the 15% base increase, Mr. Foley’s annual bonus will increase by an amount equal to 50% of his annual base salary. In no event shall the annual bonus exceed 200% of Mr. Foley’s minimum annual base salary. If net income increases less than 15% or decreases, Mr. Foley will not receive a bonus for that year. Mr. Foley received the maximum bonus of $800,000 for fiscal 2002. On April 8, 2002, the Board of Directors approved an amendment to Mr. Foley’s employment agreement, pursuant to which one-time adjustments to earnings mandated by accounting rule changes will not be taken into consideration in determining Mr. Foley’s bonus. The employment agreement entitled Mr. Foley to participate in CKE’s stock incentive plan and granted him an option to purchase 200,000 shares under CKE’s 1999 Stock Incentive Plan. The options vest 33 1/3% on the effective date of the employment agreement and 33 1/3% on each of the next two anniversaries of the grant date, and are for a ten year term. The employment agreement allows Mr. Foley to fulfill duties with certain other public and private companies including FNF, SBRG, Checkers and ANFI. The employment agreement can be terminated by the Company for cause as defined in the employment agreement. In the event CKE terminates Mr. Foley’s employment without cause, CKE will be obligated to pay a lump sum consisting of Mr. Foley’s minimum annual base salary then in effect times one, plus annual bonus assuming a 30% increase in net income (200% of employee’s minimum annual base salary times one), and maintain for one year any benefits plans and programs in which Mr. Foley was entitled to participate immediately prior to the date of termination. In the event of a change in control of the Company resulting in Mr. Foley’s termination, the Company shall pay Mr. Foley, as severance, a lump sum consisting of, in addition to his base salary due him through the date of termination an amount equal to the product of his minimum annual base salary multiplied by the number of years remaining in the term or the number two (2), whichever is greater, plus an annual bonus equal to 200% of Mr. Foley’s annual base salary multiplied by the number of years remaining in the term or the number two (2), whichever is greater. Additionally, all options granted which have not vested as of the date of termination shall vest immediately, and the Company shall maintain, for the number of years remaining in the term, all employee benefit plans and programs in which Mr. Foley was entitled to participate immediately prior to the date of termination. In the event of his death, Mr. Foley’s legal representatives will receive the minimum annual base salary for the remainder of the term, and all unvested options will immediately vest and be exercisable for 90 days from Mr. Foley’s death.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EXPLANATORY NOTE.    The original table disclosing the Registrant’s principle stockholders (other than its directors and executive officers, who are listed in a separate table) inadvertently omitted entities affiliated with Richard H. Pickup who collectively own more than five percent of the Registrant’s outstanding securities.

OWNERSHIP OF THE COMPANY’S SECURITIES

Principle Stockholders

The following table sets forth certain information regarding beneficial ownership of CKE’s Common Stock. The following table sets forth certain information regarding persons or entities known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock.

Stockholder	Number of Shares Held(1)		Percentage(2)
Dimensional Fund Advisors Inc.(3) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401-1005	4,599,000		8.0%

Fidelity National Financial, Inc.(4) 17911 Von Karman Avenue, Suite 300 Irvine, CA 92614	3,902,155	(5)	6.8%

Affiliates of Richard H. Pickup(6)	3,150,561	(6)	5.5%

(1)	All share amounts are based upon most recent SEC filings available.
(2)	Calculated based on 57,097,627 shares of CKE Common Stock outstanding on April 22, 2002.
(3)
Pursuant to the Schedule 13G/A filed on February 12, 2002 by Dimensional Fund Advisors Inc. (“Dimensional”), Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. Dimensional furnishes investment advice to four investment companies registered under

3

the Investment Company Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts. In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of CKE owned by such investment companies, trusts and accounts. Dimensional disclaims beneficial ownership of such CKE securities.
(4)	Pursuant to the Schedule 13D filed on March 28, 2002 by Fidelity National Financial, Inc.
(5)	Includes currently exercisable warrants to purchase 967,267 shares of CKE Common Stock.
(6)
Pursuant to a Schedule 13D filed on July 17, 2001 by Richard H. Pickup, affiliates of Mr. Pickup own shares of CKE Common Stock as follows: Dito Devcar Corporation, a Nevada corporation—150,000 shares; Dito Caree, LP, a Nevada limited partnership—300,000 shares; TD Investments, LLC, a Nevada limited liability company—250,561 shares; Pickup Family Trust—2,000,000 shares; Pickup Charitable Unitrust II—100,000 shares; and TB Fund, LLC, a Nevada limited liability company—350,000 shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended January 28, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE RESTAURANTS, INC.

By:	/s/ DENNIS J. LACEY
Dennis J. Lacey Chief Financial Officer

Date:  9/20/02

4

CERTIFICATIONS

I, Andrew F. Puzder, certify that:

1.  I have reviewed this Annual Report on Form 10-K/A of CKE Restaurants, Inc.;

2.  based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

/s/ ANDREW F. PUZDER
Andrew F. Puzder Chief Executive Officer

Date:    9/20/02

*    *    *

I, Dennis J. Lacey, certify that:

1.  I have reviewed this Annual Report on Form 10-K/A of CKE Restaurants, Inc.;

2.  based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

/s/ DENNIS J. LACEY
Dennis J. Lacey Chief Financial Officer

Date:    9/20/02

5

CERTIFICATION OF PERIODIC FINANCIAL REPORTS PURSUANT TO 18 U.S.C. §1350

The undersigned hereby certifies that he is the duly appointed and acting Chief Executive Officer of CKE Restaurants, Inc., a Delaware corporation (the “Company”), and hereby further certifies as follows.

1.  The Annual Report on Form 10-K for the fiscal year ended January 28, 2002, as amended, which this certificate accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

2.  The information contained in the Annual Report on Form 10-K for the fiscal year ended January 28, 2002, as amended, which this certificate accompanies fairly presents, in all material respects, the financial condition and results of operations of the Company.

In witness whereof, the undersigned has executed and delivered this certificate as of the date set forth opposite his signature below.

/s/ ANDREW F. PUZDER
Andrew F. Puzder Chief Executive Officer

Date:    9/20/02

The undersigned hereby certifies that he is the duly appointed and acting Chief Financial Officer of CKE Restaurants, Inc., a Delaware corporation (the “Company”), and hereby further certifies as follows.

1.  The Annual Report on Form 10-K for the fiscal year ended January 28, 2002, as amended, which this certificate accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

2.  The information contained in the Annual Report on Form 10-K for the fiscal year ended January 28, 2002, as amended, which this certificate accompanies, fairly presents, in all material respects, the financial condition and results of operations of the Company.

In witness whereof, the undersigned has executed and delivered this certificate as of the date set forth opposite his signature below.

/s/ DENNIS J. LACEY
Dennis J. Lacey Chief Financial Officer

Date:    9/20/02

6