Form 10-Q
period 2002-08-12
CKE RESTAURANTS INC
filed 2002-09-24
CIK 919628

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 12, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to                          .

Commission file number 1-11313

CKE RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	33-0602639 (I.R.S. Employer Identification No.)

3916 State Street, Ste. 300, Santa Barbara, CA (Address of Principal Executive Offices)	93105 (Zip Code)

Registrant’s telephone number, including area code:    (805) 898-8408

Former Name, Former Address and Former Fiscal Year, if changed since last report.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of September 3, 2002, 57,271,988 shares of the Registrant’s Common Stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	August 12, 2002	January 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$41,248	$24,642
Accounts receivable, net	31,925	38,942
Related party receivables	4,379	5,404
Inventories	18,506	17,365
Prepaid expenses	12,377	8,318
Other current assets	1,662	1,703

Total current assets	110,097	96,374
Property and equipment, net	560,974	542,193
Property under capital leases, net	61,608	64,834
Notes receivable	7,528	7,352
Costs in excess of assets acquired, net	52,818	186,868
Other assets	53,495	33,968

Total assets	$846,520	$931,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$10,663	$10,266
Accounts payable	52,697	47,471
Other current liabilities	101,957	91,110

Total current liabilities	165,317	148,847
Senior subordinated notes	200,000	200,000
Convertible subordinated notes	142,000	159,205
Capital lease obligations, less current portion	65,048	70,107
Other long-term liabilities	82,744	91,764

Total liabilities	655,109	669,923

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 57,270,000 shares at August 12, 2002 (unaudited) and 52,162,000 shares at January 31, 2002	588	522
Additional paid-in capital	463,278	383,319
Non-employee director and officer notes receivable	(2,685)	(4,239)
Accumulated deficit	(259,364)	(107,530)
Treasury stock at cost, 1,585,000 shares	(10,406)	(10,406)

Total stockholders’ equity	191,411	261,666

Total liabilities and stockholders’ equity	$846,520	$931,589

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 12, 2002	August 13, 2001	August 12, 2002	August 13, 2001
Revenue:
Company-operated restaurants	$277,062	$277,217	$630,978	$672,331
Franchised and licensed restaurants and other	60,159	62,079	140,724	137,819

Total revenue	337,221	339,296	771,702	810,150

Operating costs and expenses:
Restaurant operations:
Food and packaging	79,458	85,908	182,891	204,763
Payroll and other employee benefit expenses	88,803	92,738	202,434	221,156
Occupancy and other operating expenses	59,611	61,666	136,574	152,960

	227,872	240,312	521,899	578,879

Franchised and licensed restaurants and other	45,803	48,169	107,456	106,390
Advertising expenses	17,223	18,616	39,606	43,325
General and administrative expenses	26,925	24,401	60,986	59,680
Facility action charges, net	1,462	30,487	3,633	58,707

Total operating costs and expenses	319,285	361,985	733,580	846,981

Operating income (expense)	17,936	(22,689)	38,122	(36,831)
Interest expense	(10,304)	(12,487)	(24,222)	(35,031)
Other income (loss), net	3,702	(638)	7,922	(186)

Income (loss) before income taxes and cumulative effect of accounting change for goodwill	11,334	(35,814)	21,822	(72,048)
Income tax expense (benefit)	561	955	(2,124)	1,866

Income (loss) before cumulative effect of accounting change for goodwill	10,773	(36,769)	23,946	(73,914)
Cumulative effect of accounting change for goodwill	—	—	(175,780)	—

Net income (loss)	$10,773	$(36,769)	$(151,834)	$(73,914)

Basic income (loss) per common share:
Income (loss) before cumulative effect of accounting change for goodwill	$0.19	$(0.73)	$0.43	$(1.46)
Cumulative effect of accounting change for goodwill	—	—	(3.13)	—

Net income (loss)	$0.19	$(0.73)	$(2.70)	$(1.46)

Diluted income (loss) per common share:
Income (loss) before cumulative effect of accounting change for goodwill	$0.18	$(0.73)	$0.41	$(1.46)
Cumulative effect of accounting change for goodwill	—	—	(3.02)	—

Net income (loss)	$0.18	$(0.73)	$(2.61)	$(1.46)

Weighted-average commons shares outstanding:
Basic	57,240	50,505	56,275	50,503
Dilutive effect of stock options	1,895	—	1,971	—

Diluted	59,135	50,505	58,246	50,503

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended
	August 12, 2002	August 13, 2001
Net cash flow from operating activities:
Net loss	$(151,834)	$(73,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	175,780	—
Depreciation and amortization	38,012	45,525
Net change in accounts payable and other current liabilities, net of business acquired	12,269	(5,574)
Change in estimated liability for closing restaurants, self-insurance reserves, and other long-term liabilities	(10,316)	8,607
Income tax refund received	7,021	32,313
(Gains) losses on investments, sale of property and equipment and extinguishment of debt	(6,497)	4,406
Income tax refund accrued	(3,721)	—
Facility action charges, net	3,633	58,707
Net change in all other receivables, inventories, prepaid expenses and other current assets, net of business acquired	764	1,983
Provision for (recovery of) losses on accounts and notes receivable	(239)	4,025
Other non-cash items	386	(1,858)

Net cash provided by operating activities	65,258	74,220

Cash flow from investing activities:
Cash received from acquisition, net of payments made to acquire Santa Barbara Restaurant Group, Inc.	1,711	—
Disposition of Taco Bueno, net of cash surrendered	—	61,224
Purchases of property and equipment	(29,124)	(10,040)
Proceeds from sale of:
Property and equipment	12,441	51,007
Long-term investments	5,760	1,871
Increase in notes receivable and related party receivables	—	(878)
Collections on notes receivable and related party receivables	1,908	2,475
Net change in other assets	(650)	2,278

Net cash provided by (used in) investing activities	(7,954)	107,937

Cash flow from financing activities:
Net change in bank overdraft	(11,050)	(2,121)
Repurchases of convertible debt	(15,699)	—
Net repayments of bank indebtedness	(7,997)	(149,252)
Repayments of capital lease obligations	(4,662)	(5,345)
Payment of deferred financing costs	(5,159)	(1,602)
Net change in other long-term liabilities	1,022	(13,748)
Repayment of non-employee director and officer notes receivable, including accrued interest	1,554	—
Exercise of stock options	1,293	100

Net cash used by financing activities	(40,698)	(171,968)

Net increase in cash and cash equivalents	16,606	10,189
Cash and cash equivalents at beginning of period	24,642	16,860

Cash and cash equivalents at end of period	$41,248	$27,049

Supplemental disclosures of cash flow information:
Cash (paid)/received during the period for:
Interest	$(19,301)	$(25,620)

Income taxes	$7,021	$32,313

Non-cash investing and financing activities:
Deferred gain on sale leaseback transactions	$66	$10,840

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE (1) BASIS OF PRESENTATION

CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s® and The Green Burrito® (“Green Burrito”) quick-service restaurant concepts, as well as the La Salsa Fresh Mexican Grill® (“La Salsa”) and Timber Lodge Steakhouse® (“Timber Lodge”) restaurant concepts. Carl’s Jr. restaurants are primarily located in the Western United States, predominantly in California. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-brand Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California and Timber Lodge restaurants are primarily located in the upper Midwestern United States. As of August 12, 2002, the Company’s system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Company	438	734	57	31	1,260
Franchise/license	539	1,579	43	30	2,191

Total	977	2,313	100	61	3,451

The accompanying unaudited condensed consolidated financial statements include the accounts of CKE and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2002. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results for the full year or for any future period. Certain reclassifications have been made to the fiscal 2002 condensed consolidated financial statements to conform with the fiscal 2003 presentation.

During the second quarter of fiscal 2002, the Company operated one chain that was held for sale as of January 31, 2001, Taco Bueno, which was sold during that quarter. The activity of the Taco Bueno chain is included in the “Other” segment, as are the Timber Lodge restaurants and those Green Burrito restaurants not dual-branded with Carl’s Jr. restaurants.

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

During the first quarter of fiscal 2003, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supercedes APB Opinion No. 17, “Intangible Assets” and certain provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” (“SFAS 121”). SFAS 142, along with other requirements as more fully described on our first quarter Form 10-Q, eliminates the amortization of goodwill and other intangible assets with indefinite lives.

Along with the adoption of SFAS 142, the Company ceased amortization of goodwill effective February 1, 2002. The following table provides a reconciliation of the reported net loss for the twelve and twenty-eight weeks ended August 13, 2001 to the pro forma net loss for the twelve and twenty-eight weeks ended August 13, 2001 as though SFAS 142 had been effective for fiscal 2002:

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

	Twelve Weeks Ended August 13, 2001		Twenty-eight Weeks Ended August 13, 2001
	Basic and Diluted Loss		Basic and Diluted Loss
	Amount	Per Share	Amount	Per Share
Reported net loss	$(36,769)	$(0.73)	$(73,914)	$(1.46)
Add back goodwill amortization expense (reported in General and Administrative Expense)	1,349	0.03	2,964	0.06

Adjusted net loss	$(35,420)	$(0.70)	$(70,950)	$(1.40)

During the first quarter of fiscal year 2003, the Company completed its initial SFAS 142 transitional impairment test of goodwill including an assessment of a valuation of the Hardee’s brand provided by an outside party and recorded an impairment charge of $175,780, representing the write-off of all of the goodwill related to the Hardee’s brand as a cumulative effect of accounting change.

Goodwill, which is recorded on the balance sheet as Costs in Excess of Assets Acquired, Net totaled $52,818 as of August 12, 2002. The Company has determined that $11,100 of the goodwill associated with the acquisition of SBRG should be properly allocated to Carl’s Jr. as the acquisition was made, in part, to enhance future dual branding opportunities. As such, for the same period, goodwill for the Company’s Carl’s Jr. operating segment totaled $22,188. The remaining $30,630 relates to the acquisition of SBRG and has not yet been fully allocated due to the fact that the allocation of the purchase price is not yet final.

The Company adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) during the first quarter of fiscal 2003. SFAS 144 addresses the recoverability of long-lived assets, excluding intangible assets. Previously, the Company accounted for the impairment of long-lived assets under SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Under SFAS 144, the Company no longer considers the impact of goodwill allocated to the restaurants (in accordance with SFAS 142) when testing the carrying value of long-lived assets for impairment, but now includes the effect of future capital expenditures when testing for impairment. The adoption of SFAS 144 did not have a material effect on the Company’s consolidated financial statements. On a quarterly basis, we update our model for estimating future cash flows based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans, and other relevant information. In prior fiscal years, because we were significantly engaged in refranchising restaurants to generate cash to repay bank indebtedness, we had assumed estimated lives that were less than the estimated useful life that a restaurant is functional as a restaurant. As our financial position has improved such that refranchising activities are unnecessary, more restaurants assume estimated cash flows over their remaining estimated useful life. Additionally, during the current quarter, we reduced the probability weighting for the occurrence of future same-stores sales from the higher range of our strategic business plan to the low end of the range to be conservative in light of our current same-store sales results.

NOTE (3) ACQUISITION

On March 1, 2002, the Company acquired SBRG. SBRG owns, operates and franchises The Green Burrito, La Salsa and Timber Lodge restaurant chains. Through the Company’s dual-branding relationship with The Green Burrito, Carl’s Jr. was SBRG’s largest franchisee. The Company acquired SBRG for strategic purposes, which included gaining control of the Green Burrito brand, eliminating the payment of royalties on 100 franchised restaurants and any future dual-brand restaurants developed or converted, and providing the Company with a growth opportunity in the “Fresh Mex” segment with La Salsa. The results of operations of SBRG are included in the operating results for the periods May 21, 2002 through August 12, 2002 and March 1, 2002 through August 12, 2002. The allocation of the resulting purchase price of $79,815 has not been finalized as the Company has not received the final valuation of the net assets acquired.

The preliminary allocation of the purchase price to the assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisition of SBRG are as follows:

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

	Preliminary Allocation As of May 20, 2002	Adjustments	Preliminary Allocation As of August 12, 2002
Current assets	$5,173	$—	$5,173
Property and equipment	33,722	(3,000)	30,722
Costs in excess of net assets acquired	32,225	9,505	41,730
Other assets	30,566	(6,505)	24,061

Total assets acquired	101,686	—	101,686

Current liabilities	13,141	—	13,141
Long-term debt, excluding current portion	6,500	—	6,500
Other long-term liabilities	2,230	—	2,230

Total liabilities assumed	21,871	—	21,871

Net assets acquired	$79,815	$—	$79,815

The Company has made adjustments, the impact of which were immaterial to the Company’s results of operations, to the initial purchase price allocation as follows:

Decrease in Property and Equipment due to an updated valuation of the fixed assets of SBRG	$(3,000)
Decrease in Other Assets due to the elimination of favorable leases on Timber Lodge restaurants scheduled for closure	(6,505)
Increase in Costs in Excess of Net Assets Acquired due to adjustments listed above	9,505

Net increase (decrease) in purchase price	$—

The Company acquired identifiable intangible assets as a result of the acquisition of SBRG. The intangible assets acquired, included in Other Assets above, excluding Costs in Excess of Net Assets Acquired, are preliminarily classified and valued as follows:

Intangible Asset	Amortization Period	Preliminary Allocation As of May 20, 2002	Adjustments	Preliminary Allocation As of August 12, 2002
Trademarks	20 years	$17,000	$—	$17,000
Franchise agreements	20 years	1,700	—	1,700
Favorable leases	6 to 15 years	9,600	(6,505)	3,095
Other intangible assets	20 years	46	—	46

Total intangible assets acquired		$28,346	$(6,505)	$21,841

Amortization expense related to identifiable intangible assets acquired as a result of the acquisition of SBRG was immaterial for the periods May 21, 2002 through August 12, 2002 and March 1, 2002 (the date of acquisition) through August 12, 2002.

Selected unaudited pro forma combined results of operations for the twenty-eight weeks ended August 12, 2002 and the twelve and twenty-eight weeks ended August 13, 2001, assuming the SBRG acquisition occurred on January 30, 2001, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, are as follows:

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

	Twelve Weeks Ended August 13, 2001	Twenty-eight Weeks Ended
		August 12, 2002	August 13, 2001
Total revenue	$362,162	$780,785	$861,324

Income (loss) before cumulative effect of accounting change for goodwill	(36,221)	22,907	(72,411)
Cumulative effect of accounting change for goodwill	—	(175,780)	—

Net loss	$(36,221)	$(152,873)	$(72,411)

Basic loss per common share:
Income (loss) before cumulative effect of accounting change for goodwill	$(0.64)	$0.40	$(1.27)
Cumulative effect of accounting change for goodwill	—	(3.09)	—

Net loss	$(0.64)	$(2.69)	$(1.27)

Diluted loss per common share:
Income (loss) before cumulative effect of accounting change for goodwill	$(0.64)	$0.39	$(1.27)
Cumulative effect of accounting change for goodwill	—	(2.98)	—

Net loss	$(0.64)	$(2.59)	$(1.27)

Weighted-average common shares outstanding:
Basic	56,857	56,926	56,855
Dilutive effect of stock options and awards	—	1,971	—

Diluted	56,857	58,897	56,855

As Timber Lodge does not fit its other core concepts of quick-service restaurants and fast casual dining, the Company is considering the sale of Timber Lodge. However, because a sale is not probable at this time, Timber Lodge continues to be classified as an asset to be held and used as prescribed by SFAS 144.

NOTE (4) BANK INDEBTEDNESS AND CONVERTIBLE NOTES

The Company’s senior credit facility, as amended, consists of a $100,000 revolving credit facility, which includes a letter of credit sub-facility. The senior credit facility has a maturity date of December 14, 2003, extendable to November 15, 2006, provided the Company is able to refinance its convertible subordinated notes that are due in March 2004. As of August 12, 2002, the total amount outstanding under the senior credit facility was $0, outstanding letters of credit were $53,949 and the availability was $46,051. On July 8, 2002, the Company further amended the credit facility to, among other things, allow it to use the proceeds received from the sale of the common stock of Checkers Drive-In Restaurants, Inc. (“Checkers”) to repurchase convertible subordinated notes. Prior to that amendment, the credit facility allowed the Company to spend up to $10,000 to repurchase convertible subordinated notes. During the first and second quarters of fiscal 2003, the Company repurchased convertible notes under the terms provided in its amended senior credit facility. Through August 12, 2002, the Company has repurchased $17,196 (face value) of convertible notes for $15,699 at various prices ranging from $87.25 to $92.50. Those transactions resulted in the recognition of a gain on the retirement of debt of $1,506, which is recorded as Other Income (Expense), Net in the accompanying Condensed Consolidated Statement of Operations for the twenty-eight weeks ended August 12, 2002.

NOTE (5) FACILITY ACTION CHARGES (GAINS), NET

In late fiscal 2000, the Company embarked upon a refranchising initiative to reduce its bank indebtedness and shift the restaurant system mix to one that is more franchised than company-operated. Management also identified and closed many under-performing restaurants. While the bulk of this activity has ceased, the result of this strategy has significantly impacted the comparability of results from year-to-year and caused the following transactions to be recorded in the accompanying Condensed Consolidated Financial Statements as Facility Action Charges, Net:

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

(i)	impairment of long-lived assets for restaurants the Company plans to continue to operate and restaurants the Company intends to close beyond the quarter in which the closure decision is made;

(ii)	restaurant closure costs;

(iii)	estimated subsidy liabilities for restaurants subleased to franchisees at amounts less than the lease payments made by the Company; and

(iv)	gains (losses) on the sale of restaurants and surplus properties.

The activity recorded in the first and second quarters of fiscal 2003 primarily relates to the sale of surplus property, the termination or modification of leases on vacant property and impairments of assets to be closed due to lease terminations.

On a quarterly basis, the Company evaluates the adequacy of its estimated liability for closing restaurants and subsidizing restaurant lease payments to franchisees and modifies the assumptions used based on actual results from selling surplus properties and terminating leases, as well as utilizing estimated property values obtained from third-party real estate brokers. The Company closed two Carl’s Jr. and 10 Hardee’s company-operated restaurants during the second quarter of fiscal 2003. For the twenty-eight weeks ended August 12, 2002, the Company closed three Carl’s Jr. and 14 Hardee’s company-operated restaurants. During the period, the Company identified two restaurants that it believed it should continue operating, but whose cash flow from operations did not support the related net asset values and, accordingly, an impairment charge was recorded.

The components of these facility action charges are as follows:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 12, 2002	August 13, 2001	August 12, 2002	August 13, 2001
Hardee’s
Increase (decrease) in estimated liability for closing restaurants and subsidizing lease payments for franchisees	$311	$(8,641)	$602	$8,064
Impairment of assets to be disposed of	1,082	31,190	1,826	36,684
Impairment of assets to be held and used	534	1,882	2,864	1,882
(Gains) losses on sales of restaurants, net	(936)	3,600	(2,695)	5,699

	991	28,031	2,597	52,329

Carl’s Jr.
Increase (decrease) in estimated liability for closing restaurants and subsidizing lease payments for franchisees	173	(41)	186	548
Impairment of assets to be disposed of	478	2,981	478	5,217
Impairment of assets to be held and used	344	7,670	641	7,670
Gains on sales of restaurants, net	(524)	(8,361)	(269)	(11,764)

	471	2,249	1,036	1,671

Rally’s and Taco Bueno loss on divestiture		207		4,707

Total
Increase in estimated liability for closing restaurants and subsidizing lease payments to franchisees	484	(8,682)	788	8,612
Impairment of assets to be disposed of	1,560	34,171	2,304	41,902
Impairment of assets to be held and used	878	9,552	3,505	9,552
Gains on sales of restaurants, net	(1,460)	(4,554)	(2,964)	(1,358)

	$1,462	$30,487	$3,633	$58,707

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

The following table is a summary of the activity in the estimated liability for closing restaurants:

Balance at January 31, 2002	$49,258
New decisions	911
Usage	(8,788)
Favorable dispositions of leased surplus properties	(124)
Discount amortization	1,471

Balance at August 12, 2002	42,728
Less: current portion, included in Other Liabilities	11,372

Long-term portion, included in Other Long-term Liabilities	$31,356

The following table summarizes average annual sales per restaurant and operating losses related to the restaurants the Company decided to close or was required to close.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 12, 2002	August 13, 2001	August 12, 2002	August 13, 2001
Sales per restaurant
Hardee’s	$633	$621	$633	$621
Carl’s Jr.	$525	$508	$525	$508
Operating loss
Hardee’s	$(307)	$(2,450)	$(754)	$(8,808)
Carl’s Jr.	$(13)	$(332)	$(86)	$(1,058)

NOTE (6) LOSS PER SHARE

The Company presents “basic” income or loss per share, which represents net income or loss, divided by the weighted average shares outstanding excluding all potentially dilutive common shares and “diluted” income or loss per share reflecting the effect of all potentially dilutive common shares. Potentially dilutive common shares are considered in the computation of the fiscal 2003 net loss per share because they are dilutive to income before the cumulative effect of accounting change for goodwill.

For the twelve weeks ended August 12, 2002 and August 13, 2001, 3,400,000 and 3,600,000 shares, respectively, relating to the possible conversion of convertible subordinated notes, were not included in the computation of diluted income or loss per share as their effect would have been anti-dilutive. For the twelve weeks ended August 12, 2002 and August 13, 2001, 3,600,000 and 3,400,000 options, respectively, relating to the possible exercise of stock options granted, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

For the twenty-eight weeks ended August 12, 2002 and August 13, 2001, 3,400,000 and 3,500,000 shares, respectively, relating to the possible conversion of convertible subordinated notes, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive. For the twenty-eight weeks ended August 12, 2002 and August 13, 2001, 3,600,000 and 6,100,000 options, respectively, relating to the possible exercise of stock options granted, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

NOTE (7) SEGMENT INFORMATION

The Company principally is engaged in developing, operating and franchising its Carl’s Jr., Hardee’s and La Salsa restaurants, each of which is considered an operating segment that is managed and evaluated separately. Additionally, during the second quarter of fiscal 2002, the Company operated one chain that was held for sale, Taco Bueno, which was sold during that quarter. The activity of the Taco Bueno chain is included in the “Other” segment, as are the Timber Lodge restaurants and those Green Burrito restaurants not dual-branded with Carl’s Jr. restaurants. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are attributed to each segment based on management’s analysis of the resources applied to each segment. Beginning in fiscal 2003, management determined that it would allocate all general and administrative costs to the segments, whereas in the past, the portion of these costs relating to the management of the overall corporation was included in the operating loss in “Other”. The general and administrative expenses included in

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

“Other” in fiscal 2002 have been reclassified to conform to the current fiscal year’s presentation. Additionally, amounts that the Company does not believe would be proper to allocate to the operating segments are included on “Other” (i.e., gains or losses on sales of long-term investments).

Twelve Weeks Ended

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
August 12, 2002
Revenue	$162,589	$153,711	$10,809	$10,112	$337,221
Segment operating income (loss)	16,279	1,747	232	(322)	17,936
Interest expense	1,529	8,740	4	31	10,304
Total assets	196,746	457,003	46,592	146,179	846,520
Capital expenditures	5,302	8,705	307	202	14,516
Depreciation and amortization	2,563	5,095	839	8,167	16,664

August 13, 2001
Revenue	$164,732	$166,824		$7,969	$339,917
Segment operating income (loss)	7,203	(31,030)		1,138	(22,689)
Interest expense	2,229	10,246		12	12,487
Total assets (as of January 31, 2002)	285,134	638,193		8,262	931,589
Capital expenditures	1,867	2,066		576	4,509
Depreciation and amortization	4,554	9,897		2,344	17,265

Twenty-eight weeks Ended
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
August 12, 2002
Revenue	$379,973	$351,177	$19,849	$20,703	$771,702
Segment operating income (loss)	35,135	2,518	524	(55)	38,122
Interest expense	3,759	20,399	4	60	24,222
Total assets	196,746	457,003	46,592	146,179	846,520
Capital expenditures	8,486	18,512	833	1,293	29,124
Depreciation and amortization	9,147	17,910	1,279	9,676	38,012

August 13, 2001
Revenue	$379,920	$385,759		$44,471	$810,150
Segment operating income (loss)	22,929	(59,461)		(73)	(36,831)
Interest expense	7,252	27,048		731	35,031
Total assets (as of January 31, 2002)	285,134	638,193		8,262	931,589
Capital expenditures	3,910	4,629		1,501	10,040
Depreciation and amortization	10,893	23,993		10,639	45,525

NOTE (8) SALE OF TACO BUENO

On June 10, 2001, the Company completed the sale of its Taco Bueno concept to an affiliate of Jacobson Partners (“Jacobson”) for $62,412. Taco Bueno was written down to its estimated sales value at January 31, 2001, and another $4,500 of loss was recorded in the first quarter of fiscal 2002 based on the final sales price. The net proceeds from this sale were used to reduce the Company’s bank indebtedness. Taco Bueno’s results included in the Company’s accompanying Condensed Consolidated Statements of Operations are as follows:

	Twelve Weeks Ended August 13, 2001	Twenty-eight Weeks Ended August 13, 2001
Revenue	$6,370	$37,538
Operating income	$1,293	$4,204

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands)

NOTE (9) RELATED PARTY TRANSACTIONS

During the twelve and twenty-eight weeks ended August 12, 2002, the Company sold 314,000 and 530,000 shares, respectively, of Checkers common stock and recognized a gain of $3,159 and $5,825, respectively, which was included in Other Income (Loss), Net. As of August 12, 2002, the Company owns 446,000 shares of Checkers’s common stock, representing approximately 3.6% of the outstanding shares of Checkers common stock.

During the second quarter of fiscal year 2003, the Chairman of the Company’s Board of Directors (“Chairman”) and the Company’s Chief Financial Officer (“CFO”) fully repaid with cash, loans made to them in accordance with CKE Restaurants, Inc. Employee Stock Purchase Loan Plan and the Non-Employee Director Stock Purchase Loan Program (collectively the “Programs”). The Company’s Board of Directors approved the Programs during July 2001. The amounts repaid by the Chairman and the CFO were $1,441 and $114, respectively.

During the second quarter of fiscal year 2003, the Company sold two Carl’s Jr. restaurants for $1,100 to an entity whose Chairman of the Board of Directors is a member of the Company’s Board of Directors. Those restaurants had total sales of $2,114 and operating income of $117 for the trailing 13 periods ended August 12, 2002. The Company recorded a gain on the transaction of $442.

As disclosed in the Company’s proxy statement, we occasionally make relocation loans to officers of the Company. Relocation loans are forgiven over time if the officer remains an employee of the Company for a specific term, typically three to five years. As of August 12, 2002, there were six relocation loans outstanding with an aggregate balance of $425. For the 28 weeks ended August 12, 2002, the amount forgiven, including interest, for all such officers is approximately $141.

NOTE (10) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated for the full fiscal year. During the twelve weeks and twenty-eight weeks ended August 12, 2002, the Company recorded income tax expense of $561 and an income tax benefit of $2,124, respectively. During the twelve weeks and twenty-eight weeks ended August 13, 2001, the Company recorded income tax expense of $955 and $1,866, respectively. The year-to-date income tax benefit is a result of changes in existing tax laws whereby the Company was allowed to carry back certain operating losses for prior years in which the Company had taxable income.

NOTE (11) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

During August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which will be effective for the Company beginning fiscal year 2004. SFAS 143 addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet determined the impact of adopting SFAS 143 on the Company’s Condensed Consolidated Financial Statements.

During April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections” (“SFAS 145”) which will be effective for the Company in fiscal 2004, although earlier adoption is encouraged. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items, eliminates inconsistencies in lease modification treatment and makes various technical corrections or clarifications of other existing authoritative pronouncements. As permitted, the Company implemented the provisions of SFAS 145 regarding debt extinguishment in the first quarter of fiscal 2003 (see Note 4). The Company has not yet determined the impact of adopting the remaining provisions of SFAS 145 on the Company’s Condensed Consolidated Financial Statements.

During August 2002, the FASB issued SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which will be effective for the Company beginning fiscal year 2004. SFAS 146 primarily addresses the timing of when to record liabilities for decisions to terminate operations and how to establish liabilities for employee termination costs. The Company has not yet determined the impact of adopting SFAS 146 on the Company’s Condensed Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS
(Dollars in thousands)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Safe Harbor Disclosure

CKE Restaurants, Inc. and Subsidiaries (collectively referred to as the “Company”) is comprised of the worldwide operations of Carl’s Jr., Hardee’s, La Salsa Fresh Mexican Grill, The Green Burrito (“Green Burrito”) and Timber Lodge Steakhouse (“Timber Lodge”). The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 28, 2002 (collectively, the “2002 Financial Statements”). All Note references herein refer to the accompanying Notes to the Condensed Consolidated Financial Statements (“Financial Statements”).

Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals, and operating performance that are based on management’s current beliefs and assumptions. Such statements are subject to risks and uncertainties. Factors that could cause the Company’s results to differ materially from those described include, but are not limited to, anticipated and unanticipated restaurant closures for the Company and its franchisees, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding the Company’s products, effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claim experience, changes in the Company’s suppliers’ ability to provide quality and timely products to the Company, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of the Company’s franchisees, franchisees’ willingness to participate in our strategy, availability of financing for the Company and its franchisees, unfavorable outcomes on litigation, changes in accounting policies and practices, new legislation or government regulation (including environmental laws), the value of shares in Checkers Drive-In Restaurants, Inc., the amount of debt that can be purchased under our current bank agreement, and other factors as discussed in the Company’s filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

New Accounting Pronouncements Not Yet Adopted

See Note (11) of Notes to Condensed Consolidated Financial Statements.

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

For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. We believe our most significant accounting policies require:

•
Estimation of future cash flows used to assess the recoverability of long-lived assets and establishment of the estimated liability for closing restaurants and subsidizing sublease payments of franchisees.

•	Determination of the appropriate allowances associated with franchise and license receivables and estimated liabilities for franchise subleases.

•	Estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation and fire and general liability insurance programs.

•	Estimation of our net deferred income tax asset valuation allowance.

Descriptions of these critical accounting policies follow.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

Impairment of Property, Equipment, Property Held and Used and Property Held for Sale or To Be Disposed of Other Than By Sale

Each quarter we evaluate the carrying value of individual restaurants when the operating results of a restaurant have reasonably progressed to a point to demonstrate continuing losses or a current expectation that a restaurant will be sold or otherwise disposed of before the end of its previously estimated useful life. In making this judgment, we consider the period of time since the restaurant was opened, or remodeled, the trend of operations and expectations for future sales growth of a restaurant. For restaurants selected for review, we estimate the future estimated cash flow from operating the restaurant over its estimated useful life. We make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales. We employ a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales and related estimated useful life. A material accounting judgment is the estimated useful life and, in general, in expected same-store sales scenarios where sales are not expected to increase, we assume a shorter than previously estimated useful life. On a quarterly basis, we update our model for estimating future cash flows based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans, and other relevant information. In prior fiscal years, because we were significantly engaged in refranchising restaurants to generate cash to repay bank indebtedness, we had assumed estimated lives that were less than the estimated useful life that a restaurant is functional as a restaurant. As our financial position has improved such that refranchising activities are unnecessary, more restaurants assume estimated cash flows over their remaining estimated useful life. Additionally, during the current quarter, we reduced the probability weighting for the occurrence of future same-stores sales from the higher range of our strategic business plan to the low end of the range to be conservative in light of our current same-store sales results. As restaurants opened or remodeled in recent years’ operations progress to the point that their profitability and prospects for future profitability can be sufficiently evaluated, additional restaurants will become subject to review and the possibility for an impairment in value exists. Most likely, this would arise in new markets the Company expanded into in recent years. As described above, same-store sales are the key judgment in the estimation of future cash flow for evaluating recoverability of restaurants. To provide a sensitivity analysis of the impairment charge that could arise were the actual same-store sales increase of all restaurants we owned be only at the assumed rate of inflation, for no real growth, the aggregate additional impairment loss would be approximately $1,600. The inflation rate assumed in making this calculation is 2% for both revenue and expenses.

Additionally, restaurants operate for three years before we test them for impairment (the “Three Year Rule”). We believe this provides the restaurant sufficient time to establish its presence in the market and build a customer base. If we were to test all restaurants for impairment without regard to the amount of time the restaurants were operating, the total amount of asset impairment would increase substantially. Assuming all restaurants were tested under the same assumptions described above, we would be required to record additional impairment losses of approximately $5,700.

The following tables summarize the sensitivity analysis for both same-store sales sensitivity and time open sensitivity:

Carl’s Jr.

	Net Book Value	Number of Stores	Impairment Under Sensitivity Test
Tested based on Three Year Rule
Positive cash flow this quarter	$79,897	349	$—
Negative cash flow this quarter	6,716	41	—

	86,613	390	—

Not tested based on Three Year Rule
Positive cash flow this quarter	33,813	36	—
Negative cash flow this quarter	5,947	12	3,192

	39,760	48	3,192

Total
Positive cash flow this quarter	113,710	385	—
Negative cash flow this quarter	12,663	53	3,192

	$126,373	438	$3,192

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

Hardee’s

	Net Book Value	Number of Stores	Impairment Under Sensitivity Test
Tested based on Three Year Rule
Positive cash flow this quarter	$145,087	341	$—
Negative cash flow this quarter	28,327	110	1,638

	173,414	451	1,638

Not tested based on Three Year Rule
Positive cash flow this quarter	83,616	190	—
Negative cash flow this quarter	35,440	94	2,500

	119,056	284	2,500

Total
Positive cash flow this quarter	228,703	531	—
Negative cash flow this quarter	63,767	204	4,138

	$292,470	735	$4,138

Combined Carl’s Jr. and Hardee’s
	Net Book Value	Number of Stores	Impairment Under Sensitivity Test
Tested based on Three Year Rule
Positive cash flow this quarter	$224,984	690	$—
Negative cash flow this quarter	35,043	151	1,638

	260,027	841	1,638

Not tested based on Three Year Rule
Positive cash flow this quarter	117,429	226	—
Negative cash flow this quarter	41,387	106	5,692

	158,816	332	5,692

Total
Positive cash flow this quarter	342,413	916	—
Negative cash flow this quarter	76,430	257	7,330

	$418,843	1,173	$7,330

Impairment of Goodwill

        Goodwill is tested for impairment at least annually at the reporting unit level, which is the brand level for the Company. The impairment, if any, is measured based on the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, on comparable sales or valuations of other restaurant brands. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.

        The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our strategic plan, including same-store sales growth rates and the discount rate we estimate to be the assumed market discount rate for acquisitions of companies and brands.

        If our assumptions used in performing the impairment test prove insufficient, the fair value estimate of the brands may be significantly lower, thereby causing the carrying value to exceed the fair value and indicating impairment is required. During the first quarter of fiscal year 2003, we engaged an outside party to perform a valuation of the Hardee’s brand, in accordance with SFAS 142. That valuation concluded that the current value of the goodwill associated with the acquisition of Hardee’s is $0. Accordingly, we recorded a transitional impairment charge requiring us to write-off all of the goodwill related to the Hardee’s brand (see Note 2 of Notes to the Condensed Consolidated Financial Statements). Currently, we have $52,818 in goodwill classified on the balance sheet as Costs in Excess of Assets Acquired, Net, which primarily relates to our recent acquisition of SBRG on March 1, 2002.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

During the first quarter of fiscal year 2003, the Company completed its initial SFAS 142 transitional impairment test of goodwill including an assessment of a valuation of the Hardee’s brand provided by an outside party and recorded an impairment charge of $175,780, representing the write-off of all of the goodwill related to the Hardee’s brand.

Self-insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, fire and general liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation claims over $250 and individual general liability claims over $500. Insurance liabilities and reserves are accounted for based on the net present value of independent actuarial estimates of the amount of loss expected. These estimates rely on actuarial observations of historical claim loss development for similar events. In the past, the actuary, in estimating the liability for self-insurance claims for Hardee’s, had used the actual exposures or claims that arose at Hardee’s, but projected their development based on the historical development pattern of claims at Carl’s Jr. The logic in this approach was that the Company had not owned Hardee’s long enough to develop a claims record upon which to project future claims. At the end of fiscal year 2002, we embarked upon a project to separately develop estimated self-insurance claims based solely on Hardee’s historical claims data. As a result of this study, we increased the amount of self-insurance expense recorded for Hardee’s by approximately $700 during the second quarter of fiscal 2003. The actuary has characterized this expense as a one-time adjustment. The actuary reduced the estimated liability for Carl’s Jr. self-insurance claims. Workers’ compensation liability increased however, consistent with the trends the industry has experienced in recent years, particularly in California. Claim cost trends in California are among the highest in the country, contributing to increases in workers’ compensation insurance rates.

The assumptions used by the independent actuary to determine the estimated liability are based on the average historical losses on claims we have incurred. If the actual loss development is better or worse than the development estimated by the actuary, we will modify the reserve and it will be reflected in future operating performance. Additionally, if we experience a higher than expected number of claims or the costs of claims rise more than we expected, then the actuary may adjust expected losses upward and our future self-insurance costs will rise.

Estimated Liability for Closing Restaurants

We make decisions to close restaurants based on prospects for future estimated profitability and sometimes we are forced to close restaurants based on circumstances beyond our control (i.e., a landlord’s refusal to negotiate a new lease). Our restaurant operators evaluate each restaurant’s performance every financial period. When restaurants continue to perform poorly, we consider the demographics of the location as well as the likelihood of being able to turn an unprofitable restaurant around. Based on the operator’s judgment, we estimate the future cash flows. If we determine that the restaurant will not operate at break-even cash flow or not be profitable within a reasonable time period, and there are no contractual requirements to continue operating the restaurant, we close the restaurant. Additionally, franchisees may close restaurants for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed restaurant if we decide not to operate it as a company-operated restaurant. We establish the estimated liability in the period we decide to close a restaurant, which may be before the actual closure date.

The estimated liability for closing restaurants on properties to be vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as maintenance costs. The amount of the estimated liability established is generally the net present value of these estimated future payments. The interest rate used to calculate the net present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown as Interest Expense in our Condensed Consolidated Statement of Operations.

A significant assumption used in determining the amount of estimated liability for closing restaurants is the estimated cost to maintain leased and owned vacant properties. Additionally, the amount of the estimated liability established for future lease payments on vacant restaurants is based upon our third-party broker’s (a related party) assessment of its ability to successfully negotiate early termination of our lease agreements with the lessors. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated on more favorable terms than we used to estimate the liabilities, we may recover previously established estimated liabilities. The net present value of lease payments on closed restaurants is $90,000, which represents the discounted amount we would be required to pay if we are unable to terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can terminate those leases for less than that amount and, accordingly, we have recorded an estimated liability for lease obligations of $42,728, as of August 12, 2002.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

Franchise and Licensed Operations

We monitor the financial condition of franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter we establish the allowance for bad debts for franchisee accounts and notes receivable on a franchisee-by-franchisee basis. We compare this computed total amount to what is recorded in our financial statements and make adjustments as appropriate. Additionally, we cease recording royalty income from franchisees that are materially delinquent in paying or in default until such time as we have a history of receiving timely payments.

Depending on the facts and circumstances, there are a number of different actions we may take to resolve collections issues. These may include the purchase of franchise restaurants by us or by other franchisees; a modification to the franchise agreement which may include a provision to defer certain royalty payments or reduce royalty rates in the future (if royalty rates are not sufficient to cover our costs of service over the life of the franchise agreement, we record an estimated loss at the time we modify the agreements); a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary obligee — see further discussion below); or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most probable action that will occur. If we believe we will operate the restaurants as company-operated restaurants, the allowance for loss is recorded net of the estimated fair value of the related restaurant assets.

As part of our re-franchising program, many of the restaurants that we sold to franchisees were on leased sites. Generally, we remained principally liable for the lease and entered into a sublease with the franchisee on the same terms as the primary lease. We account for the sublease payments received as franchising rental income and our payments on the leases as rental expense in Franchised and Licensed Restaurants and Other Income (Expense), Net in our Condensed Consolidated Statement of Operations. As of August 12, 2002, the net present value of the total obligation on such lease arrangements was $47,800.

The determination of when to establish an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee is based on the date that the following events occur:

(1)
the franchisee and the Company mutually make the decision to close a restaurant and we assume the responsibility for the lease, usually after a franchise agreement is terminated or the franchisee declares bankruptcy; or

(2)	we enter into a workout agreement with a financially troubled franchisee, wherein we agree to make part or all of the lease payments for the franchisee.

The amount of the estimated liability is established using the methodology described in the “Estimated Liability for Closing Restaurants” section above. We have not been notified that any troubled franchisee (i.e., those franchisees that are materially in default or delinquent or for which we have entered into a workout arrangement) has closed any restaurant for which we are primarily liable. However, troubled franchisees may have liquidity problems in the future. Consistent with current generally accepted accounting principles, we have not established an additional estimated liability for this eventuality. The net present value of the related lease obligation with all troubled franchisees in these circumstances is approximately $21,000 (three franchisees represent 95% of this amount). However, we do not anticipate that even the majority of such franchisees will be involved in future situations wherein we will have to record an additional liability for such subleases. However, no assurances can be given. As of August 12, 2002, we have recorded an estimated liability for future lease obligations related to agreed upon subsidies for these franchise restaurants of $6,200. If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion below). The likelihood of needing to increase the estimated liability for future lease obligations is related to the success of our Hardee’s concept (if our Hardee’s concept results improve from the execution of our comprehensive plan, we would reasonably expect that the financial performance of our franchisees would improve).

Valuation Allowance for Net Deferred Tax Asset

As disclosed in Note 1 of Notes to the Consolidated Financial Statements on our Form 10-K for the fiscal year ended January 31, 2002, we record net deferred tax assets. As circumstances warrant, but not less than annually, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income. During fiscal 2001, because we had experienced two years of net operating losses, we established, and have since maintained, a 100% valuation allowance for our net deferred tax asset. As of August 12, 2002, our valuation allowance aggregated approximately $200,000.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2003 Comparisons with Fiscal 2002

The factors discussed below impact comparability of operating performance for the quarter and year-to-date ended August 12, 2002 to the quarter and year-to-date ended August 13, 2001, or could impact comparisons for the remainder of fiscal 2003.

Acquisition of Santa Barbara Restaurant Group, Inc.

As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, we acquired SBRG on March 1, 2002 (“Acquisition Date”). The operations of SBRG, subsequent to the Acquisition Date, are included in the Consolidated Financial Statements for fiscal 2003.

Adoption of New Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements.

Seasonality

Our restaurant sales and profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions, which affect the public’s dining habits. This seasonality will likely result in the Company operating at break-even to a small loss during the fourth quarter of fiscal year 2003.

We operate on a retail accounting calendar. Our fiscal year has 13 four-week accounting periods and ends the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks.

Business Turnaround

Revitalizing Hardee’s continues to be the primary focus for our management team in fiscal year 2003. Hardee’s had four consecutive quarters of same-store sales increases (second quarter fiscal year 2002 through first quarter fiscal year 2003), and is currently reporting negative same-store sales and, accordingly, it is still an under-performing brand. While we will continue to focus on restaurant fundamentals, such as quality, service and cleanliness, we know we must revitalize Hardee’s to reestablish the brand’s connection with its consumers. Our success will depend on the successful execution of our comprehensive marketing and operations plans for the Hardee’s concept, as well as the following items that are discussed in detail in our Annual Report on Form 10-K for the fiscal year ended January 28, 2002:

•	opening additional company-operated and franchised restaurants,

•	remodeling our existing restaurants as planned,

•	implementation of our strategies by our franchisees, as well as their operational and financial success,

•	changes in national, regional and local economic conditions,

•	changes in commodity prices, labor costs and insurance costs,

•	our ability to compete with our major competitors, many of whom have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages,

•	changes in consumer preferences and perceptions,

•	our ability to integrate SBRG, and

•	adverse weather conditions.

The next steps in our strategic plan to increase the Company’s profitability are:

•	Continue to develop and begin to implement a new comprehensive marketing plan for Hardee’s, which is currently in test mode, to refocus and redirect the brand

•	Continue to maintain the Carl’s Jr. brand profitability

•	Continue to focus on premium, rather than discounted, products

•	Continue to focus on cost controls

•	Remodel the Hardee’s restaurants

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

•	Integrate SBRG

•	Develop a strategy for addressing the maturity of our convertible subordinated notes

•	Grow the La Salsa brand

•	Leverage dual brand opportunities with Green Burrito

Although we have reported net income (during the second quarter of fiscal year 2003) for the first time in over two years, if we are unable to further improve Hardee’s sales and operating margins, it may significantly affect our future profitability and cash flows, which, in turn, would affect our ability to access financing in the future, both in terms of the amount of financing available to us and the terms of such financing. See additional discussion in the “Financial Condition and Liquidity” section below.

As shown in the table on page 21, although our principal brands same-store sales rose in most of the recent quarters, it has been achieved by our strategy that emphasized premium products, as well as routine price increases prompted by increases in labor, food or utility costs. The impact of this strategy is evidenced by the increase in average guest check as shown in the same table. However, a possible consequence of this strategy has been a decrease in transaction counts, also shown in the same table, as some customers show a preference for lower priced fare. Many of our competitors’ strategies are to offer lower price or discounted fare and have recently increased their efforts in this regard, which has possibly affected our transaction counts. Although difficult to quantify, we have generally experienced negative transaction counts at Hardee’s at least since our acquisition of the brand and nearly 2 years at Carl’s Jr., which we believe is, in part, due to increased competition, from fast casual dining and other quick-service restaurant (“QSR”) companies offering products at discounted prices. Further, we note that others in the industry also are experiencing negative same-store sales trends. Accordingly, we cannot quantify how much of our declines are related to our business segment and how much are related to circumstances involving our own company. Nonetheless, we can make the observations below.

For the current year, Carl’s Jr. same-store sales results are impacted by the fact that in the prior year, our restaurant sales benefited significantly from the introduction of The Six Dollar Burger®. We recently offered new products, chiefly the Grilled Onion Cheeseburger and the Jalapeno Cheeseburger, along with advertising and media, to maintain and continue to grow same-store sales. The new product and advertising did not produce the intended results. As a result, we anticipate our same-store sales for Carl’s Jr. will be negative to flat each remaining periods for this fiscal year, resulting in overall flat to positive 1% same-store sales for the entire year. Individual periods will vary considerably as we compare over the prior year’s successful introduction of The Six Dollar Burger®.

The Six Dollar Burger® was not introduced at Hardee’s until the third and fourth quarters of last fiscal year. We anticipate similar difficulties as described above for our Hardee’s concept. At the beginning of the fiscal year, we had devised a comprehensive plan to revitalize Hardee’s involving a repositioning of the brand with its customer base, menu adjustments (including new products and deletions of old products) and associated advertising and media strategies. We initially believed the comprehensive plan could be introduced during the summer of 2002, and we based our estimates of same-store sales upon that belief. Implementation of the comprehensive plan to revitalize Hardee’s has taken longer than we originally intended. This, and the other factors described above, contributed to the current same-store sales declines at Hardee’s. Because we currently believe that the comprehensive plan will not be executed until the first quarter of next fiscal year, we believe we will continue to experience negative same-store sales at Hardee’s for the balance of this fiscal year.

Also shown in the tables on pages 21 and 22, the margins for each brand have improved over the prior year periods. For each brand, a material component of the increase in comparative margins is the impact of lower food commodity prices and the change in menu mix to premium products, which have higher margins than discounted food offerings, as described above. Although we believe food costs will not materially increase for the balance of the fiscal year, if food costs increase, or any of our production costs increase such as labor and utilities, we would have to increase the prices of our products to preserve the operating margin. We have been successful at passing on such price increases in the past, but it has likely had an impact on transaction counts as described above. The sensitivity analysis for the recoverability of restaurants (see Impairment of Property, Equipment, Property Held and Used and Property Held for Sale or To Be Disposed of Other Than By Sale) assumes that our same-store sales in the future grow at the same rate of inflation (our costs for delivering our products of food, labor, utilities, etc). If we were unable to pass along such price increases, and at the same time cannot increase our transaction counts, the recoverability of our restaurants would be impacted.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

Franchisees’ Operations

Like others in the quick-service restaurant industry, some of our franchise operators experience financial difficulties from time to time with respect to their franchise operations. Our approach to dealing with financial and operational issues that arise from these situations is described in the Critical Accounting Policies section, under the heading “Franchise and Licensed Operations”. A number of franchise operators in the Hardee’s system have experienced significant financial problems. As discussed in that section, there are a number of potential resolutions of these financial issues.

We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success. Although the Company quarterly reviews the allowance for bad debts and the estimated liability for closed franchise restaurants, there can be no assurance that the number of franchise operators or restaurants experiencing financial difficulties will not increase from our current estimates, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchise operator. During the prior fiscal year, we increased our allowance for doubtful accounts at Hardee’s from 38% of the gross balance of accounts and notes receivable to 49%. During the current year, our allowance for doubtful accounts increased to 56% of the gross balance of accounts and notes receivable. The increase in the ratio is the result of collections reducing the gross amount of receivables outstanding while the dollar amount of the allowance has remained relatively static. During the first two quarters of fiscal year 2003, we have seen collections stabilize and the required allowance decrease. However, we still experience specific problems with certain franchisees and continue to enter into what we refer to as “workout” agreements with those franchisees (see Critical Accounting Policies — Franchised and Licensed Operations above). The result is an effective royalty rate lower than our contractual royalty rate. Our effective royalty rate has decreased from fiscal year 2002 to fiscal year 2003. The following table is a reconciliation of our contractual royalty rate to our effective royalty rate:

Standard royalty rate	4.00%
Contractual reductions	(0.35%)
Non-paying franchisees	(0.27%)

Effective royalty rate	3.38%

Restaurant Portfolio Strategy

In late fiscal 2000, we embarked on a refranchising initiative to reduce our bank indebtedness, as well as rebalance the system to one that is primarily franchise operated. Additionally, as sales trends for the Hardee’s restaurants and certain Carl’s Jr. restaurants (primarily in the Oklahoma area) continued to decline in fiscal 2000 through fiscal 2001, we determined that it was necessary to close restaurants for which a return to profitability was not likely. As part of the business turnaround plan, we sold the Taco Bueno brand, incurred net losses on the sales of Hardee’s restaurants and recorded charges to establish an estimated liability for closed restaurants. Additionally, we reduced our operating costs to a level more commensurate with the revenue mix resulting from the rebalancing of our system-wide restaurant portfolio. We also were required to write down the carrying value of certain properties and charge a loss to operations, as their expected performance did not support their carrying values. The results of these transactions are reported as Facility Action Charges, Net in the Condensed Consolidated Statements of Operations. Currently, we believe we have substantially completed the necessary sale of restaurants and closure of under-performing restaurants to reposition the Company and we do not currently expect to incur future facility action charges at the same levels as in previous years. However, as discussed elsewhere, the level of future same-store sales drives the level of future facility action charges. The results of these portfolio strategies have significantly impacted the comparability of results from year to year. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional disclosure of Facility Action Charges, Net.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

Financial Comparison

Our results reflect the substantial changes we have made in executing our business turnaround including the sale and closure of restaurants, efforts to contain corporate overhead, improve margins and repay down bank indebtedness. The table below is a condensed presentation of those activities, and other changes in the components of income, designed to facilitate the discussion of results in this Form 10-Q.

(All amounts are approximate and in millions)

	Quarter	Year-to-Date
Current Period:
Reported net income (loss) under generally accepted accounting principles	$10.8	$(151.8)
Repositioning activities (facility action charges, net)	1.5	3.6
Adoption of accounting rule change for goodwill	—	175.8

Current period results, net of repositioning activities and adoption of accounting rule change (A)	$12.3	$27.6

Prior Period:
Reported net loss under generally accepted accounting principles	$(36.8)	$(73.9)

Repositioning activities:
Facility action charges, net	30.5	58.7
Write-off of deferred financing charges	0.3	4.1
Severance	1.0	1.0

Repositioning subtotal	31.8	63.8

Amortization of goodwill, no longer recorded in fiscal year 2003	1.3	3.0

Prior period results, net of repositioning activities (B)	$(3.7)	$(7.1)

	Second Quarter Fiscal Year 2003 vs. Second Quarter Fiscal Year 2002	Year-to-Date Fiscal Year 2003 vs. Year-to-Date Fiscal Year 2002
Increase in earnings, without repositioning activities and adoption of accounting rule change (A-B)	$16.0	$34.7

Items causing earnings to increase (decrease) from the prior period to the current period:
Approximate restaurant margin improvement in restaurants operated (other than SBRG brands) at August 12, 2002 and August 13, 2001	$5.1	$7.2
Gains on sales of investments and repurchases of convertible subordinated notes	3.7	7.4
Decrease in the provision for doubtful accounts	2.8	4.0
Increase in estimated liability for litigation	(2.0)	(1.4)
Reduction in interest expense excluding write-off of deferred financing fees	1.9	6.7
(Increase) decrease in advertising expenses, excluding restaurants involved in facility actions	0.9	(0.1)
Increase in net franchising income and distribution centers	0.6	0.8
Approximate operating (income) loss of restaurants (including Taco Bueno) involved in facility actions, including related field general and administrative expenses and advertising costs	(0.6)	6.4
(Increase) decrease in corporate overhead	0.2	(1.3)
One-time income tax benefit	—	3.8
Approximate operating income of SBRG restaurants	—	0.5
All other, net	3.4	0.7

Increase in earnings without repositioning charges and effect of adoption of accounting rule change	$16.0	$34.7

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands, except average check)

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis and is presented in the same format we present segment information (See Note 7 of Notes to Condensed Consolidated Financial Statements).

	Second Quarter FY 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated sales	$118,673	$137,981	$10,384	$10,024	$277,062
Company-operated average unit volume (trailing 13-periods)	1,158	779	804
Franchise-operated average unit volume (trailing 13-periods)	1,058	820
Average check	$5.36	$4.02	$9.00
Company-operated same-store sales increase (decrease)	0.6%	(1.0)%	1.9%
Company-operated same-store transaction increase (decrease)	(4.2)%	(7.0)%	1.3%
Franchise-operated same-store sales increase (decrease)	0.4%	2.2%	(0.9)%
Operating costs (as a % of company-operated revenue)
Food and packaging	27.4%	29.4%	26.8%
Payroll and employee benefits	28.8%	34.8%	31.6%
Occupancy and other operating costs	19.7%	22.4%	25.5%
Gross margin	24.1%	13.4%	16.1%
Advertising as a percentage of company-operated revenue	6.8%	6.0%	3.3%	4.4%	6.2%
Franchising revenue:
Royalties	$4,855	$9,642	$425	$88	$15,010
Distribution centers	34,719	3,681	—	—	38,400
Rent	4,261	2,286	—	—	6,547
Other	81	121	—	—	202

Total franchising revenue	43,916	15,730	425	88	60,159

Franchising expense:
Administrative expense (including provision for bad debts)	386	1,443	117	—	1,946
Distribution centers	33,703	3,611	—	—	37,314
Rent & other occupancy	4,386	2,157	—	—	6,543

Total franchising expense	38,475	7,211	117	—	45,803

Net franchising income (B)	$5,441	$8,519	$308	$88	$14,356

Operating income (loss) (C)	$16,279	$1,747	$232	$(322)	$17,936
Facility action charges, net	471	991	—	—	1,462

Operating income (loss) excluding facility action charges	$16,750	$2,738	$232	$(322)	$19,398

EBITDA (D)	$20,266	$9,853	$1,547	$4,943	$36,609
Facility action charges, net	471	991	—	—	1,462

EBITDA excluding facility action charges	$20,737	$10,844	$1,547	$4,943	$38,071

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands, except average check)

	Second Quarter FY 2002
	Carl’s Jr.	Hardee’s	Other (A)	Total
Company-operated sales	$119,991	$149,256	$7,970	$277,217
Company-operated average unit volume (trailing 13-periods)	1,098	726
Franchise-operated average unit volume (trailing 13-periods)	976	827
Average check	$5.12	$3.78
Company-operated same-store sales increase	2.3%	1.0%
Company-operated same-store transaction decrease	(3.0)%	(3.7)%
Franchise-operated same-store sales increase (decrease)	(0.5)%	0.0%
Operating costs (as a % of company-operated revenue)
Food and packaging	29.5%	32.0%
Payroll and employee benefits	31.3%	35.2%
Occupancy and other operating costs	21.8%	22.8%
Gross margin	17.4%	10.0%
Advertising as a percentage of company-operated revenue	7.4%	6.1%	7.0%	6.7%
Franchising revenue:
Royalties	$4,640	$11,284		$15,924
Distribution centers	34,864	2,975		37,839
Rent	4,702	2,758		7,460
Other	535	321		856

Total franchising revenue	44,741	17,338		62,079

Franchising expense:
Administrative expense (including provision for bad debts)	602	3,425		4,027
Distribution centers	34,037	2,918		36,955
Rent & other occupancy	4,381	2,806		7,187

Total franchising expense	39,020	9,149		48,169

Net franchising income (B)	$5,721	$8,189		$13,910

Operating income (loss) (C)	$7,203	$(31,030)	$1,138	$(22,689)
Facility action charges, net	2,249	28,031	207	30,487

Operating income (loss) excluding facility action charges	$9,452	$(2,999)	$1,345	$7,798

EBITDA (D)	$12,046	$(22,825)	$4,713	$(6,066)
Facility action charges, net	2,249	28,031	207	30,487

EBITDA excluding facility action charges	$14,295	$5,206	$4,920	$24,421

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

	Year-to-Date FY 2003
	Carl’s Jr.	Hardee’s	La Salsa (E)	Other (E)	Total
Company-operated sales	$277,227	$314,165	$19,113	$20,473	$630,978
Operating costs (as a % of company-operated revenue)
Food and packaging	27.9%	29.6%	26.9%
Payroll and employee benefits	28.5%	35.2%	31.8%
Occupancy and other operating costs	20.3%	22.4%	26.0%
Gross margin	23.3%	12.8%	15.3%
Advertising as a percentage of company-operated revenue	6.9%	6.1%	3.3%	4.2%	6.3%
Franchising revenue:
Royalties	$11,025	$21,497	$737	$230	$33,489
Distribution centers	79,840	8,895	—	—	88,735
Rent	11,713	6,424	—	—	18,137
Other	168	195	—	—	363

Total franchising revenue	102,746	37,011	737	230	140,724

Franchising expense:
Administrative expense (including provision for bad debts)	931	2,517	213	—	3,661
Distribution centers	77,772	8,601	—	—	86,373
Rent & other occupancy	11,810	5,612	—	—	17,422

Total franchising expense	90,513	16,730	213	—	107,456

Net franchising income (B)	$12,233	$20,281	$524	$230	$33,268

Operating income (loss) (C)	$35,135	$2,518	$524	$(55)	$38,122
Facility action charges, net	1,036	2,597	—	—	3,633

Operating income (loss) excluding facility action charges	$36,171	$5,115	$524	$(55)	$41,755

EBITDA (D)	$44,947	$21,800	$2,655	$10,659	$80,061
Facility action charges, net	1,036	2,597	—	—	3,633

EBITDA excluding facility action charges	$45,983	$24,397	$2,655	$10,659	$83,694

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

	Year-to-Date FY 2002
	Carl’s Jr.	Hardee’s	Other (A)	Total
Company-operated sales	$281,975	$347,261	$43,095	$672,331
Operating costs (as a % of company-operated revenue)
Food and packaging	29.2%	31.6%
Payroll and employee benefits	29.8%	35.4%
Occupancy and other operating costs	22.1%	23.8%
Gross margin	18.9%	9.2%
Advertising as a percentage of company-operated revenue	6.9%	6.0%		6.4%
Franchising revenue:
Royalties	$10,409	$26,069		$36,478
Distribution centers	76,159	7,430		83,589
Rent	10,608	5,892		16,500
Other	769	483		1,252

Total franchising revenue	97,945	39,874		137,819

Franchising expense:
Administrative expense (including provision for bad debts)	1,404	6,458		7,862
Distribution centers	74,620	7,755		82,375
Rent & other occupancy	9,910	6,243		16,153

Total franchising expense	85,934	20,456		106,390

Net franchising income (B)	$12,011	$19,418		$31,429

Operating income (loss) (C)	$22,929	$(59,833)	$(73)	$(36,977)
Facility action charges, net	1,671	52,329	4,707	58,707

Operating income (loss) excluding facility action charges	$24,600	$(7,504)	$4,634	$21,730

EBITDA (D)	$34,764	$(37,004)	$6,608	$4,368
Facility action charges, net	1,671	52,329	4,707	58,707

EBITDA excluding facility action charges	$36,435	$15,325	$11,315	$63,075

(A)
Other consists of Green Burrito and Timber Lodge in fiscal 2003 and Taco Bueno and Rally’s in fiscal 2002. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in Other (i.e., gains or losses on sales of long-term investments).

(B)	The Company made certain reclassifications between Franchise Revenue and Other Expense, Net in prior period amounts to conform to the current period’s classification.

(C)	The Company now fully allocates all general and administrative costs to the brands and has made certain reclassifications in prior period amounts to conform to the current period’s classification.

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

(E)	Includes operations of SBRG since the date of acquisition (i.e., March 1, 2002).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

Carl’s Jr.

During the second quarter of fiscal 2003 we sold two restaurants and closed two restaurants. Carl’s Jr. franchisees and licensees opened six restaurants, closed two restaurants and acquired two restaurants from us. The following table shows the change in the Carl’s Jr. component of our restaurant portfolio, as well as the change in revenue for both the current quarter and the year-to-date:

	Restaurant Portfolio			Revenue
	Fiscal Quarter			Fiscal Quarter			Year-to-Date
	2003	2002	Change	2003	2002	Change	2003	2002	Change
Company	438	444	(6)	$118,673	$119,991	$(1,318)	$277,227	$281,975	$(4,748)
Franchised and licensed	539	524	15	43,916	44,741	(1,217)	102,746	97,945	4,801

Total	977	968	9	$162,589	$164,732	$(2,535)	$379,973	$379,920	$53

Same-store sales for company-operated Carl’s Jr. restaurants increased 0.6% in the current quarter and average unit volumes were $1,158 for the trailing thirteen periods ended August 12, 2002. Revenue from company-operated Carl’s Jr. restaurants decreased $1,318, or 1.1%, to $118,673 for the twelve week period ended August 12, 2002 when compared to the prior year quarter. The decrease in revenue is due primarily to asset dispositions made during the Company’s repositioning program initially implemented two years ago. The average check for the second quarter was $5.36 as compared to $5.12 in the comparable period of the prior fiscal year due to the introduction of The Six Dollar Burger® and a small price increase. Revenue from company-operated Carl’s Jr. restaurants decreased $4,748, or 1.7%, to $277,227 for the twenty-eight week period ended August 12, 2002 when compared to the same period in the prior year. The decrease in revenue is due primarily to asset dispositions made during the Company’s repositioning program. Same-store sales for company-operated Carl’s Jr. restaurants increased 2.6% during the 28-weeks ended August 12, 2002. However, since August 12, 2002, same-store sales have decreased by 8.1% as we comp over last year’s successful introduction of The Six Dollar Burger®. This has led us to revise downward our forecasted sales for this fiscal year (see page 18).

Net franchising income decreased approximately 4.9%, or $280, in the second quarter of the current fiscal year. This is primarily attributable to reduced rent payments received from franchisees and lower franchise fees as we sold 23 restaurants to franchisees last year compared to three this year. For the year-to-date, net franchising income increased $222, or 1.8%, primarily due to increased royalties and product sales from the distribution center resulting from the increase in the number of franchise restaurants.

Restaurant-level margins for our company-operated Carl’s Jr. restaurants increased 670 basis points (“bps”) in the twelve week period ended August 12, 2002 from 17.4% in the prior-year quarter to 24.1% in the current quarter, when measured as a percentage of company-operated restaurant revenue. Restaurant-level margins for our company-operated Carl’s Jr. restaurants increased 440 bps during the twenty-eight weeks ended August 12, 2002 from 18.9% to 23.3%. The changes in restaurant-level margins are explained as follows:

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)
	Twelve Weeks Ended	Twenty-eight Weeks Ended
Restaurant-level margins, for the period ended August 13, 2001	17.4%	18.9%
Increase due to lower commodity prices and emphasis on premium products	2.0%	1.3%
Increase (decrease) due to changes in labor costs	(0.3)%	0.2%
Increase due to reduced workers’ compensation claim payments	0.5%	0.1%
Increase due to a lesser required actuarial adjustment to estimated liability for workers’ compensation claims	2.4%	0.8%
Decrease due to higher repair and maintenance expenditures	(0.4)%	(0.3)%
Increase due to lower natural gas and electricity costs	0.6%	0.9%
Decrease due to increased general liability claim payments	(0.4)%	(0.5)%
Increase due to reduced required actuarial adjustment to estimated liability for general liability insurance claims	1.3%	0.5%
Increase due to all other, net	1.0%	1.4%

Restaurant-level margins, for the period ended August 12, 2002	24.1%	23.3%

A majority of our Carl’s Jr. restaurants had a contract with Enron Corp. (“Enron”) to purchase electricity at a fixed cost through 2003. Enron filed for bankruptcy in December, 2002. We have been notified by Enron that the contract has been rejected. As a result, our costs will rise, possibly by as much as $1,000 per year (see discussion of price increases under Business Turnaround).

Because the majority of our Carl’s Jr. restaurants are located in California, legislation in that state can have a significant impact on our financial results. The governor of California recently signed into law Assembly Bill No. 749 relating to workers’ compensation claims. The bill requires that payments for certain benefits that occur after January 1, 2003 for injuries sustained prior to January 1, 2001 shall be made at the rate in effect at the time the payment is made. The expected impact to our recorded estimated liability for self-insurance claim losses as of August 12, 2002 is not material, however, we estimate that the impact of this legislation could be approximately $1,000 annually in future years (see discussion of price increases under Business Turnaround).

Hardee’s

During the first quarter, we opened one restaurant and closed 10 restaurants. Hardee’s franchisees and licensees opened six restaurants and closed 24 restaurants. The following table shows the change in the Hardee’s component of our restaurant portfolio, as well as the change in revenue at Hardee’s for both the current quarter and the year-to-date:

	Restaurant Portfolio			Revenue
	Fiscal Quarter			Fiscal Quarter			Year-to-Date
	2003	2002	Change	2003	2002	Change	2003	2002	Change
Company	734	760	(26)	$137,981	$149,256	$(11,275)	$314,165	$347,261	$(33,096)
Franchise and licensed	1,579	1,732	(153)	15,730	17,338	(1,608)	37,011	39,874	(2,863)

Total	2,313	2,492	(179)	$153,711	$166,594	$(12,883)	$351,176	$387,135	$(35,959)

Same-store sales for company-operated Hardee’s decreased 1.0% in the current quarter, company-operated restaurant average unit volumes were $779 for the trailing thirteen periods ended August 12, 2002. Revenue from company-operated Hardee’s restaurants decreased $11,275, or 7.6%, to $137,981 for the twelve week period ended August 12, 2002, when compared to the prior year comparable period. The decrease in revenue is due primarily to the closing of under-performing company-operated restaurants and asset dispositions made during the Company’s repositioning program initially implemented two years ago. The average check for the second quarter was $4.02 as compared to $3.78 in the comparable period of the prior fiscal year primarily due to our shift to premium products, menu changes and a small price increase. Revenue from company-operated Hardee’s restaurants decreased $33,096, or 9.5%, to $314,165 for the twenty-eight week period ended August 12,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

2002 when compared to the same period in the prior year. The decrease in revenue is due primarily to asset dispositions made during the Company’s repositioning program. Same-store sales for company-operated Hardee’s restaurants decreased 0.3% during the 28-weeks ended August 12, 2002.

Net franchising income increased $334 or 4.1% as compared to the prior fiscal year quarter due to lower bad debt expense, offset by lower royalties. For the twenty-eight weeks ended August 12, 2002, net franchising income increased $863, or 4.4%, as compared to the prior year also due to lower bad debt expense, offset by lower royalties. See Critical Accounting Policies – Franchised and Licensed Operations on page 19 for discussion of the status of franchisee accounts and notes receivable. Also, our effective royalty rate, as discussed on page 19, is lower than our contractual royalty rate.

Restaurant-level margins for company-operated Hardee’s restaurants increased 340 bps in the twelve week period ended August 12, 2002, from 10.0% in the prior year quarter to 13.4% in the current quarter, when measured as a percentage of company-operated restaurant revenue. Restaurant-level margins for company-operated Hardee’s restaurants increased 360 bps in the twenty-eight week period ended August 12, 2002 from 9.2% in the prior year quarter to 12.8% in the current quarter, when measured as a percentage of company-operated restaurant revenue. The changes in restaurant-level margins are explained as follows:

	Twelve Weeks Ended	Twenty- eight Weeks Ended
Restaurant-level margins, for the period ended August 13, 2001	10.0%	9.2%
Increase due to lower commodity prices, emphasis on premium products and reduced use of discounting	2.6%	1.9%
Increase due to changes in labor costs	0.1%	0.2%
Decrease due to higher workers’ compensation insurance claim payments	(0.4)%	(0.5)%
Increase due to a lesser required actuarial adjustment to estimated liability for workers’ compensation claims	1.0%	0.6%
Decrease due to higher repair and maintenance expenditures	(0.8)%	(0.5)%
Increase due to lower natural gas and electricity costs	0.2%	0.6%
Increase due to lower deprecation as a result of reducing the depreciable basis of assets in prior periods	0.3%	0.4%
Decrease due to higher general liability claim payments	0.0%	(0.2)%
Increase due to reduced required actuarial adjustment to estimated liability for general liability insurance claims	0.6%	0.6%
Increase (decrease) due to all other, net	(0.2)%	0.5%

Restaurant-level margins, for the period ended August 12, 2002	13.4%	12.8%

La Salsa

Same-store sales for our company-operated La Salsa restaurants increased 1.9% during the current quarter and average unit volume was $804 for the trailing 13 periods ended August 12, 2002. During the second quarter of fiscal year 2003, revenue from company-operated La Salsa restaurants was $10,384. Restaurant-level margins were 16.1% as a percentage of company-operated restaurant revenue. Food and packaging costs were 26.8%, payroll and other employee benefits were 31.6% and occupancy and other operating costs were 25.5%. La Salsa contributed $228 of net income to the Company.

Since the acquisition of SBRG on March 1, 2002, revenue from company-operated La Salsa restaurants was $19,113. Restaurant-level margins were 15.3% as a percentage of company-operated restaurant revenue. Food and packaging costs were 26.9%, payroll and other employee benefits were 31.8% and occupancy and other operating costs were 26.0%. La Salsa has contributed $520 of net income to the Company since the acquisition of SBRG.

Other Restaurant Brands

Same-store sales for our company-operated Timber Lodge restaurants decreased 8.2% during the current quarter. During the second quarter of fiscal year 2003, revenue from company-operated Timber Lodge restaurants was $9,632. Restaurant-level

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

margins were 5.4% as a percentage of company-operated restaurant revenue. Food and packaging costs were 35.8%, payroll and other employee benefits were 33.2% and occupancy and other operating costs were 25.6%. Timber Lodge operated at a loss of $214 during the second quarter.

Since the acquisition of SBRG on March 1, 2002, revenue from company-operated Timber Lodge restaurants has been $19,699. Restaurant-level margins were 7.3% as a percentage of company-operated restaurant revenue. Food and packaging costs were 35.9%, payroll and other employee benefits were 31.8% and occupancy and other operating costs were 25.0%. Timber Lodge operated at a loss of $14 since the acquisition of SBRG.

Same-store sales for our company-operated Green Burrito restaurants (not including restaurants dual-branded with Carl’s Jr. restaurants) decreased 13.3% during the current quarter. During the second quarter of fiscal year 2003, revenue from company-operated Green Burrito restaurants (not including restaurants dual-branded with Carl’s Jr. restaurants) was $392. Restaurant-level margins were 2.3% as a percentage of company-operated restaurant revenue. Food and packaging costs were 27.3%, payroll and other employee benefits were 38.3% and occupancy and other operating costs were 32.1%. Green Burrito (excluding those restaurants dual-branded with Carl’s Jr. restaurants) operated at a loss of $94 during the second quarter.

Since the acquisition of SBRG on March 1, 2002, revenue from company-operated Green Burrito restaurants (not including restaurants dual-branded with Carl’s Jr. restaurants) was $774. Restaurant-level margins were 6.8% as a percentage of company-operated restaurant revenue. Food and packaging costs were 27.4%, payroll and other employee benefits were 36.8% and occupancy and other operating costs were 29.1%. Company-operated Green Burrito restaurants (excluding those restaurants dual-branded with Carl’s Jr. restaurants) operated at a loss of $29 since the acquisition of SBRG.

During the second quarter of fiscal 2002, the Taco Bueno brand contributed $1,292 in operating income to the Company’s results. For the twenty-eight weeks ended August 13, 2001, Taco Bueno contributed $4,204 in operating income to the Company’s results. In June 2001, we completed our sale of Taco Bueno to Jacobson Partners (See Note 8 of Notes to Condensed Consolidated Financial Statements).

Interest Expense

Interest expense for the second quarter of fiscal 2003 decreased $2,183 or 17.5% as compared with previous year second quarter. This decrease was due to lower levels of borrowings outstanding under our senior credit facility throughout the period. Also, the prior fiscal year included write-offs of deferred loan costs arising from our repositioning program.

For the twenty-eight week period ended August 12, 2002, interest expense decreased $10,809, or 30.9%, as compared to the previous year due to lower levels of borrowings outstanding under our senior credit facility. Also, the prior fiscal year included write-offs of deferred loan costs arising from our repositioning program.

Other Consolidated Expenses

Advertising expenses decreased $1,393, or 7.5%, to $17,223 for the twelve-week period ended August 12, 2002, as compared to the comparable period in the prior year, consistent with the decrease in the number of company-operated restaurants. As a percentage of total company-operated revenue, advertising expenses decreased 50 bps to 6.2%. For the twenty-eight week period ended August 12, 2002, as compared to the comparable period in the prior year, advertising expenses decreased $3,719, or 8.6%, to $39,606 and decreased 16 bps to 6.3%, as a percentage of company-operated revenue.

General and administrative expenses increased $2,524, or 10.3%, to $26,925 for the twelve-week period ended August 12, 2002, as compared to the prior year. The prior year included amortization of goodwill in the amount of $1,349 (which is no longer amortized in accordance with SFAS 142, see Note 2 of Notes to the Condensed Consolidated Financial Statements) and a $2,100 reversal in estimated liability for legal claims. The current year includes general and administrative expenses of the SBRG companies in the amount of $1,896 (including amortization of intangible assets). As a percentage of total revenue, general and administrative expenses increased 80 bps from 7.2% to 8.0%. For the twenty-eight week period ended August 12, 2002, general and administrative expenses increased $1,306, or 1.6%, to $60,986, as compared to the prior year. The current year includes general and administrative expenses of the SBRG companies in the amount of $3,211 (including the amortization of intangible assets), while the prior year includes amortization of goodwill in the amount of $2,964 (which is no longer amortized in accordance with SFAS 142, see Note 2 of Notes to the Condensed Consolidated Financial Statements) and a $2,100 reversal in estimated liability for legal claims. As a percentage of total revenue, general and administrative expenses increased 50 bps from 7.4% to 7.9%. Included in general and administrative expenses are regional expense for our Carl’s Jr. concept (approximately 1% of sales)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

and Hardee’s concept (approximately 2% of sales). We are attempting to benchmark our classification of such costs with others in the industry to determine the prevalent industry practice. Revisions, if any, would not affect net income but may change the margins reported for our concepts from those previously reported.

Other Income (Expense), Net increased $4,340 during the twelve week period ended August 12, 2002, primarily due to gains on sales of Checkers Drive-In Restaurants, Inc. (“Checkers”) common stock and repurchases of the Company’s convertible subordinated notes. During the second quarter of fiscal 2003, we sold 314,000 shares of Checkers’ stock, realizing a net gain of $3,159. We intend to sell all of the remaining 446,000 shares of Checkers stock as price and market conditions permit. Additionally, during the second quarter of fiscal 2003, we repurchased $6,143 (face value) of convertible notes for $5,700, at various prices ranging from $90.50 to $91.50 resulting in recognition of a gain on retirement of debt of $443. During the twenty-eight week period ended August 12, 2002, Other Income (Expense), Net increased $8,109, primarily due to the sale of Checkers common stock and the repurchase of senior convertible notes resulting in net gains of $5,825 and $1,506, respectively.

Income Taxes

We recorded income tax expense of $561 for the second quarter of fiscal 2003. This amount consisted primarily of minimum state franchise taxes. For the twenty-eight weeks ended August 12, 2002, we recorded an income tax benefit of $2,124. This amount consisted primarily of $2,685 income tax refund due to recent changes in the Internal Revenue Code regarding the carryback of net operating losses, allowable under the recently-enacted Job Creation and Worker Assistance Act of 2002, which was partially offset by the current quarter’s minimum state franchise taxes. We believe that our net operating losses are such that we will not be required to pay federal income taxes on this fiscal year’s taxable earnings and have only provided for minimum state franchise taxes. We have not recorded deferred tax expense due to the existence of our tax valuation allowance. As such, excluding the tax benefit described above, we have provided only for the minimum state taxes in our Condensed Consolidated Statement of Operations based on the effective rate expected for the full fiscal year.

Financial Condition and Liquidity

Free cash flow – cash provided by operations less capital expenditures – for the twenty-eight weeks ended August 12, 2002 was $36,134. During the twenty-eight weeks ended August 12, 2002, we generated cash flows from operations of $65,258, as compared to $74,220 in the corresponding period of the prior fiscal year. This decline was primarily due to receiving a lower tax refund received in the current year quarter ($7,021) as compared to the prior year quarter ($32,313), which was partially offset by a decrease in working capital. For the twenty-eight weeks ended August 12, 2002, investing activities used $7,954 for capital expenditures, which were partially offset by the proceeds from the sales of Checkers common stock and surplus properties. For the twenty-eight weeks ended August 12, 2002, financing activities used $40,698 related to the repurchase of convertible subordinated notes, repayment of bank debt and capital lease obligations, and payments of fees related to the amendment of our credit facility. Our fixed charges coverage ratio was 1.5X for the twenty-eight week period ended August 12, 2002, versus the prior year period when earnings were insufficient to cover fixed charges by $72,048 (see Exhibit 12.1).

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

We believe that cash generated from our various restaurant concept operations, cash and cash equivalents on hand as of August 12, 2002, and amounts available under our senior credit facility, will provide the funds necessary to meet all of our capital spending and working capital requirements for the next twelve months. We amended and restated our senior credit facility on January 31, 2002, securing a $100,000 lender’s commitment under a revolving credit facility. The amended senior credit facility includes a letter of credit sub-facility, and changed the maturity date to December 14, 2003, extendable to November 15, 2006, provided we are able to earlier refinance our convertible subordinated notes due March 2004. The senior credit facility is collateralized by all of our personal property assets and certain restaurant property deeds of trust with an estimated sales value of $218,200. Borrowings under our senior credit facility bear interest at the LIBOR rate plus an applicable margin. As of August 12, 2002, the applicable margin was 4.0% and our interest rate was 5.9%. Under our amended credit facility, we had $53,949 of outstanding letters of credit at August 12, 2002. As we had no borrowings outstanding at that date, we had $46,051 of borrowings available for our use. As of September 9, 2002, we had $0 outstanding on the credit facility and approximately $22,000 invested in overnight deposits.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

We are in compliance with all covenants under our senior credit facility. However, in the event the revolving credit facility is declared accelerated by the lenders (which can occur only if we are in default under the facility), our 9 1/8% senior subordinated notes due 2009 and our 4 1/4% convertible subordinated notes due 2004 may also become accelerated under certain circumstances and after all cure periods have expired.

The repurchase of convertible debt during the first and second quarters of fiscal 2003 was the first step in addressing the maturation of our $142,000 of convertible notes, due March 2004. Strategies we may consider in the future include the sale of assets (including restaurants), a debt or equity offering, a debt swap or some combination of those items. In the event that we are unable to successfully implement one or more of those options, or turnaround Hardee’s, we may be required to sell additional restaurants at a loss to raise sufficient funds to retire the debt. Those losses may be material and have a significant negative impact on our operating results.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS—(Continued)
(Dollars in thousands)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our $100,000 senior credit facility, of which $0 remained outstanding as of August 12, 2002. Borrowings under our senior credit facility bear interest at the LIBOR rate plus an applicable margin. Because we had no outstanding balance on our senior credit facility, a hypothetical increase of 100 basis points in short-term interest rates would not result in a reduction in the Company’s annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility and assumes no change in the volume, index or composition of debt as in effect August 12, 2002. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are therefore subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use typically result in unconditional purchase obligations, which are not reflected in the consolidated balance sheet. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address commodity cost increases, which are significant and appear to be long-term in nature by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices (see page 20) could result in lower restaurant-level operating margins for our restaurant concepts.

Part II.    Other Information.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 18, 2002 for the purpose of electing certain members of the board of directors.

Management’s nominees for directors, whose term expired as of the date of the Annual Meeting were elected by the following vote:

	Shares Voted For	Authority to Vote Withheld
Peter Churm	50,326,417	309,693
Daniel D. Lane	50,390,553	245,557
Andrew F. Puzder	50,066,497	569,613

The following individuals also continue to serve on the board of directors:

William P. Foley II, Byron Allumbaugh, Carl L. Karcher, Carl N. Karcher, Dan Ponder and Frank P. Willey.

Item 6.    Exhibits and Reports on Form 8-K

Exhibit #	Description

10.47.1	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated July 8, 2002, by and among the Registrant, Paribas, as agent for the lenders (as defined therein) and the lenders

12.1	Computation of Ratios

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350

(b)    Current Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC. (Registrant)

9/20/02	/s/ DENNIS J. LACEY
Date	Executive Vice President Chief Financial Officer

Certifications

I, Andrew F. Puzder, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of CKE Restaurants, Inc.;

2.
based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date:	9/23/02	/s/ ANDREW F. PUZDER
Andrew F. Puzder Chief Executive Officer

*         *         *

I, Dennis J. Lacey, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of CKE Restaurants, Inc.;

2.
based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date:	9/23/02	/s/ DENNIS J. LACEY
Dennis J. Lacey Chief Financial Officer

EXHIBIT INDEX

Exhibit #	Description

10.47.1	Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated July 8, 2002, by and among the Registrant, Paribas, as agent for the lenders (as defined therein) and the lenders

12.1	Computation of Ratios

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350