Form 10-Q
period 2002-11-04
CKE RESTAURANTS INC
filed 2002-12-09
CIK 919628

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended November 4, 2002

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of November 18, 2002, 58,866,757 shares of the Registrant’s Common Stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited) November 4, 2002	January 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$32,502	$24,642
Accounts receivable, net	34,288	38,942
Related party receivables	4,865	5,404
Inventories	17,438	17,365
Prepaid expenses	11,520	8,318
Net assets held for sale	12,000	—
Other current assets	1,496	1,703

Total current assets	114,109	96,374
Notes receivable	7,643	7,352
Property and equipment, net	542,134	542,193
Property under capital leases, net	58,602	64,834
Costs in excess of assets acquired, net	56,497	186,868
Other assets	51,847	33,968

Total assets	$830,832	$931,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$9,919	$10,266
Accounts payable	49,010	47,471
Other current liabilities	95,481	91,110

Total current liabilities	154,410	148,847
Convertible subordinated notes	136,334	159,205
Capital lease obligations, less current portion	62,291	70,107
Senior subordinated notes	200,000	200,000
Other long-term liabilities	76,710	91,764

Total liabilities	629,745	669,923

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 58,880,000 shares at November 4, 2002 and 52,162,000 shares at January 31, 2002	589	522
Additional paid-in capital	463,447	383,319
Accumulated deficit	(249,859)	(107,530)
Non-employee director and officer notes receivable	(2,684)	(4,239)
Treasury stock at cost, 1,585,000 shares	(10,406)	(10,406)

Total stockholders’ equity	201,087	261,666

Total liabilities and stockholders’ equity	$830,832	$931,589

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 4, 2002	November 5, 2001	November 4, 2002	November 5, 2001
Revenue:
Company-operated restaurants	$255,865	$259,612	$867,144	$931,943
Franchised and licensed restaurants and other	56,964	65,253	197,653	203,946

Total revenue	312,829	324,865	1,064,797	1,135,889

Operating costs and expenses:
Restaurant operations:
Food and packaging	73,735	79,629	249,549	284,392
Payroll and other employee benefit expenses	81,402	82,389	277,565	303,545
Occupancy and other operating expenses	59,491	59,266	191,141	212,226

	214,628	221,284	718,255	800,163
Franchised and licensed restaurants and other	43,105	48,538	150,561	156,232
Advertising expenses	16,710	15,696	55,472	59,022
General and administrative expenses	26,937	27,090	87,336	87,145
Facility action charges, net	80	2,120	3,713	60,827

Total operating costs and expenses	301,460	314,728	1,015,337	1,163,389

Operating income (loss)	11,369	10,137	49,460	(27,500)
Interest expense	(10,273)	(11,751)	(34,435)	(46,783)
Other income, net	3,904	220	11,807	839

Income (loss) before income taxes, discontinued operations, and cumulative effect of accounting change for goodwill	5,000	(1,394)	26,832	(73,444)
Income tax expense (benefit)	(5,059)	337	(7,187)	2,204

Income (loss) from continuing operations	10,059	(1,731)	34,019	(75,648)
Discontinued operations (Note 8):
Loss from operations of discontinued segment (net of income tax benefit of $30 and $26 for the twelve and forty week periods ended November 4, 2002, respectively)	(556)	—	(569)	—

Income (loss) before cumulative effect of accounting change for goodwill	9,503	(1,731)	33,450	(75,648)
Cumulative effect of accounting change for goodwill	—	—	(175,780)	—

Net income (loss)	$9,503	$(1,731)	$(142,329)	$(75,648)

Basic income (loss) per common share:
Continuing operations	$0.18	$(0.03)	$0.59	$(1.50)
Discontinued operations	(0.01)	—	—	—

Income (loss) before cumulative effect of accounting change	0.17	(0.03)	0.59	(1.50)
Cumulative effect of accounting change for goodwill	—	—	(3.11)	—

Net income (loss)	$0.17	$(0.03)	$(2.52)	$(1.50)

Diluted income (loss) per common share:
Continued operations	$0.17	$(0.03)	$0.58	$(1.50)
Discontinued operations	(0.01)	—	—	—

Income (loss) before cumulative effect of accounting change	0.16	(0.03)	0.58	(1.50)
Cumulative effect of accounting change for goodwill	—	—	(3.03)	—

Net income (loss)	$0.16	$(0.03)	$(2.45)	$(1.50)

Weighted-average common shares outstanding:
Basic	57,243	50,507	56,483	50,505
Dilutive effect of stock options	1,896	—	1,610	—

Diluted	59,139	50,507	58,093	50,505

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except per share amounts)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Non-Employee Director and Officer Notes Receivable	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 31, 2002	52,162	$522	(1,585)	$(10,406)	$383,319	$(4,239)	$(107,530)	$261,666
Exercise of stock options	363	3	—	—	1,247	—	—	1,250
Conversion of convertible notes	3	—	—	—	130	—	—	130
Issuance of stock in connection with acquisition	6,352	64	—	—	78,751	—	—	78,815
Payments on non-employee director and officer notes receivable	—	—	—	—	—	1,555	—	1,555
Net loss	—	—	—	—	—	—	(142,329)	(142,329)

Balance at November 4, 2002	58,880	$589	(1,585)	$(10,406)	$463,447	$(2,684)	$(249,859)	$201,087

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	November 4, 2002	November 5, 2001
Net cash flow from operating activities:
Net loss	$(142,329)	$(75,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	175,780	—
Depreciation and amortization	53,326	61,367
Depreciation and amortization on assets held for sale	1,252	—
Net change in accounts payable and other current liabilities, net of business acquired	5,872	(14,012)
Change in estimated liability for closing restaurants, self-insurance reserves, and other long-term liabilities	(13,912)	(793)
Gains on sale of investments, sale of property and equipment and extinguishment of debt	(10,681)	(1,659)
Net change in income tax receivable	3,872	—
Facility action charges, net	3,713	60,827
Net change in all other receivables, inventories, prepaid expenses and other current assets, net of business acquired	(1,116)	39,634
Provision for (recovery of) losses on accounts and notes receivable	(793)	3,970
Other non-cash items	12	(1,848)

Net cash provided by operating activities	74,996	71,838

Cash flow from investing activities:
Cash received from acquisition, net of payments made to acquire Santa Barbara Restaurant Group, Inc.	1,991	—
Disposition of Taco Bueno, net of cash surrendered	—	61,224
Purchases of property and equipment	(47,041)	(16,012)
Proceeds from sale of:
Property and equipment	16,051	63,708
Long-term investments	8,959	1,871
Increase in notes receivable and related party receivables	—	(4,666)
Collections on notes receivable and related party receivables	1,461	2,251
Net change in other assets	345	(7,544)

Net cash provided by (used in) investing activities	(18,234)	100,832

Cash flow from financing activities:
Net change in bank overdraft	(9,874)	(618)
Repurchases of convertible debt	(20,540)	—
Net repayments of bank indebtedness	(8,701)	(162,154)
Repayments of capital lease obligations	(8,541)	(7,750)
Payment of deferred financing costs	(5,366)	(1,602)
Net change in other long-term liabilities	1,557	(3,337)
Repayment of non-employee director and officer notes receivable, including accrued interest	1,555	—
Exercise of stock options and conversion of convertible subordinated notes	1,250	111

Net cash used by financing activities	(48,660)	(175,350)

Net cash used by discontinued operations	(242)	—

Net increase (decrease) in cash and cash equivalents	7,860	(2,680)
Cash and cash equivalents at beginning of period	24,642	16,860

Cash and cash equivalents at end of period	$32,502	$14,180

Supplemental disclosures of cash flow information:
Cash (paid)/received during the period for:
Interest	$(34,265)	$(16,901)

Income taxes	$12,724	$32,313

Non-cash investing and financing activities:
Stock issued to acquire Santa Barbara Restaurant Group	$78,815	$—

Deferred gain on sale leaseback transactions	$264	$486

Conversion of convertible notes	$130	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE (1) BASIS OF PRESENTATION

CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s® and The Green Burrito® (“Green Burrito”), which is primarily operated as a dual-brand concept with Carl’s Jr., quick-service restaurant concepts, as well as the La Salsa Fresh Mexican Grill® (“La Salsa”) and Timber Lodge Steakhouse® (“Timber Lodge”) restaurant concepts. Carl’s Jr. restaurants are primarily located in the Western United States, predominantly in California. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-brand Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California and Timber Lodge restaurants are primarily located in the upper Midwestern United States. As of November 4, 2002, the Company’s system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Company	439	731	57	31	1,258
Franchise/license	542	1,524	41	29	2,136

Total	981	2,255	98	60	3,394

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

During the second quarter of fiscal 2002, the Company operated one chain, Taco Bueno, which was held for sale as of January 31, 2001, and was sold during that quarter. The activity of the Taco Bueno chain is included in the “Other” segment, as are the Timber Lodge restaurants and those Green Burrito restaurants not dual-branded with Carl’s Jr. restaurants.

NOTE (2) ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

During the first quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), which supercedes APB Opinion No. 16, “Business Combinations.” SFAS 141 requires that business combinations be accounted for using the purchase method. The Company has used this method of accounting for previous acquisitions and did so for the Santa Barbara Restaurant Group, Inc. (“SBRG”) acquisition, which was consummated on March 1, 2002 (see Note 3).

During the first quarter of fiscal 2003, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which supercedes APB Opinion No. 17, “Intangible Assets” and certain provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of” (“SFAS 121”). SFAS 142, along with other requirements as more fully described on our first quarter Form 10-Q, ceases the amortization of goodwill and other intangible assets with indefinite lives.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Upon adoption of SFAS 142, the Company ceased amortization of goodwill effective February 1, 2002. The following table provides a reconciliation of the reported net loss for the twelve and forty weeks ended November 5, 2001 to the pro forma net loss for the twelve and forty weeks ended November 5, 2001, as though SFAS 142 had been effective for fiscal 2002:

	Twelve Weeks Ended November 5, 2001		Forty Weeks Ended November 5, 2001
	Basic and Diluted Loss		Basic and Diluted Loss
	Amount	Per Share	Amount	Per Share
Reported net loss	$(1,731)	$(0.03)	$(75,648)	$(1.50)
Add back goodwill amortization	1,284	0.02	4,452	0.09

Adjusted net loss	$(447)	$(0.01)	$(71,196)	$(1.41)

During the first quarter of fiscal year 2003, the Company completed its initial SFAS 142 transitional impairment test of goodwill which included an assessment of a valuation of the Hardee’s brand provided by an outside party which resulted in recording an impairment charge of $175,780, representing the write-off of all of the goodwill related to the Hardee’s brand as a cumulative effect of accounting change.

Goodwill is recorded on the balance sheet as Costs in Excess of Assets Acquired, Net and totaled $56,497 as of November 4, 2002. Because the acquisition of SBRG was made, in part, to enhance future dual branding opportunities, the Company has determined that $11,100 of the goodwill derived from that acquisition is properly allocable to Carl’s Jr., which has approximately 200 dual-brand restaurants. As of November 4, 2002, goodwill for the Company’s Carl’s Jr. segment totaled $22,648. The remaining $33,849 relates to the acquisition of SBRG and has been completely allocated to the La Salsa brand.

The Company adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) during the first quarter of fiscal 2003. SFAS 144 addresses the recoverability of long-lived assets, excluding intangible assets. Previously, the Company accounted for the impairment of long-lived assets under SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Under SFAS 144, the Company no longer considers the impact of goodwill allocated to the restaurants (in accordance with SFAS 142) when testing the carrying value of long-lived assets for impairment, but now includes the effect of future capital expenditures when testing for impairment. The adoption of SFAS 144 did not have a material effect on the Company’s consolidated financial statements. On a quarterly basis, we update our model for estimating future cash flows based upon experience gained, current intentions about refranchising and closing restaurants, expected sales trends, internal plans, and other relevant information. In prior fiscal years, because we were significantly engaged in refranchising restaurants to generate cash to repay bank indebtedness, we had, in some cases, assumed estimated lives that were less than the estimated useful life that a restaurant is functional as a restaurant. As our financial position has improved such that refranchising activities are unnecessary, more restaurants assume estimated cash flows over their remaining estimated useful life. Additionally, commencing with the second quarter of fiscal year 2003, we reduced the probability weighting for the occurrence of future same-stores sales from the higher range of our strategic business plan to the lower end of the range in light of our current same-store sales results.

NOTE (3) ACQUISITIONS

On March 1, 2002, the Company acquired SBRG. SBRG owns, operates and franchises the Green Burrito, La Salsa and Timber Lodge restaurant chains. Through the Company’s dual-branding relationship with the Green Burrito Franchise Corporation, an indirect wholly-owned subsidiary of SBRG, Carl’s Jr. was SBRG’s largest franchisee. The Company acquired SBRG for strategic purposes, which included gaining control of the Green Burrito brand, eliminating the payment of royalties on 100 franchised restaurants and any future dual-brand restaurants developed or converted, investing in the fast-casual segment which is an emerging competitor to the quick-service restaurant segment, and providing the Company with a growth opportunity in the “Fresh Mex” segment with La Salsa. The results of operations of SBRG (excluding the operations of Timber Lodge which are classified as discontinued operations) are included in the operating results for the periods August 12, 2002 through November 4, 2002 and March 1, 2002 (date of acquisition) through November 4, 2002. The allocation of the resulting purchase price of $80,280 has been finalized.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The final allocation of the purchase price to the assets acquired, including the costs in excess of assets acquired and liabilities assumed in the acquisition of SBRG are as follows:

	Balance Sheet Allocation As of March 1, 2002 (Date of acquisition)	Adjustments	Final Allocation of Initial Balance Sheet
Current assets	$5,173	$(1,899)	$3,274
Property and equipment	33,722	(15,904)	17,818
Costs in excess of assets acquired	32,225	4,341	36,566
Net assets held for sale	—	12,000	12,000
Other assets	30,566	(6,156)	24,410

Total assets acquired	101,686	(7,618)	94,068

Current liabilities	13,141	(6,247)	6,894
Long-term debt, excluding current portion	6,500	—	6,500
Other long-term liabilities	2,230	(1,836)	394

Total liabilities assumed	21,871	(8,083)	13,788

Net assets acquired	$79,815	$465	$80,280

The Company has made adjustments to the initial purchase price allocation, the impact of which was immaterial to the Company’s results of operations, as follows:

Increase in Assets Held for Sale due to Timber Lodge	$12,000
Decrease in Property and Equipment due to adjustments for capital leases, leasehold improvements, other property and equipment, and reclass to assets held for sale	(15,904)
Decrease in current assets due to reclass to assets held for sale	(1,899)
Decrease in Other Assets due to adjustments for prepaid expenses and assets held for sale	(6,156)
Increase in Costs in Excess of Net Assets Acquired due to adjustments listed above	4,341
Decrease in Current Liabilities due to adjustments for leases at Timber Lodge and reclass to assets held for sale	6,247
Decrease in Other Long-Term Liabilities due to adjustments to record additional estimated liabilities for closing restaurants and reclass to assets held for sale	1,836

Change in purchase price	$465

The Company acquired identifiable intangible assets as a result of the acquisition of SBRG. The intangible assets acquired, included in Other Assets above, excluding Costs in Excess of Net Assets Acquired, are classified and valued as follows:

Intangible Asset	Amortization Period	Balance Sheet Allocation As of March 1, 2002 (Date of acquisition)	Adjustments	Final Allocation As of November 4, 2002
Trademarks	20 years	$17,000	$171	$17,171
Franchise agreements	20 years	1,700	80	1,780
Favorable leases	6 to 15 years	9,600	(6,468)	3,132
Other intangible assets	20 years	46	(46)	—

Total intangible assets acquired		$28,346	$(6,263)	$22,083

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Amortization expense related to identifiable intangible assets acquired as a result of the acquisition of SBRG was immaterial for the quarter ended November 4, 2002 and for the period from March 1, 2002 (the date of acquisition) through November 4, 2002.

Selected unaudited pro forma combined results of operations for the forty weeks ended November 4, 2002 and the twelve and forty weeks ended November 5, 2001, assuming the SBRG acquisition occurred on January 30, 2001, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, are as follows:

	Twelve Weeks Ended	Forty Weeks Ended
	November 5, 2001	November 4, 2002	November 5, 2001
Total revenue	$335,501	$1,103,062	$1,175,637

Income (loss) before cumulative effect of accounting change for goodwill	(1,103)	31,907	(70,207)
Cumulative effect of accounting change for goodwill	—	(175,780)	—

Net income (loss)	$(1,103)	$(143,873)	$(70,207)

Basic income (loss) per common share:
Continuing operations	$(0.02)	$0.55	$(1.23)
Discontinued operations	—	(0.01)	—

Income (loss) before cumulative effect of accounting change	$(0.02)	$0.54	$(1.23)
Cumulative effect of accounting change for goodwill	—	(3.02)	—

Net income (loss)	$(0.02)	$(2.48)	$(1.23)

Diluted income (loss) per common share:
Continuing operations	$(0.02)	$0.53	$(1.23)
Discontinued operations	—	(0.01)	—

Income (loss) before cumulative effect of accounting change	$(0.02)	$0.52	$(1.23)
Cumulative effect of accounting change for goodwill	—	(2.94)	—

Net income (loss)	$(0.02)	$(2.42)	$(1.23)

Weighted-average common shares outstanding:
Basic	56,859	58,220	56,857
Dilutive effect of stock options and awards	—	1,610	—

Diluted	56,859	59,830	56,857

NOTE (4) INDEBTEDNESS AND RELATED INTEREST EXPENSE

The Company’s senior credit facility consists of a $100,000 revolving credit facility, which includes a letter of credit sub-facility. The senior credit facility has a maturity date of December 14, 2003, extendable to November 15, 2006, provided the Company is able to refinance its convertible subordinated notes that are due in March 2004. As of November 4, 2002, the total amount outstanding under the senior credit facility was $0, outstanding letters of credit were $54,736 and the availability was $45,264. On July 8, 2002, the Company amended the credit facility to, among other things, allow it to use the proceeds received from its sale of the common stock of Checkers Drive-In Restaurants, Inc. (“Checkers”) to repurchase its convertible subordinated notes. On October 18, 2002, the Company again amended the credit facility to allow it to repurchase an additional $15,000 of convertible subordinated notes. During the first, second, and third quarters of fiscal 2003, and through November 4, 2002, the Company has repurchased $22,741 (face value) of convertible notes for $20,540 at various prices ranging from $85.25 to $91.75. Those transactions resulted in the recognition of a gain on the retirement of debt, which is recorded as Other Income (Expense), Net in the accompanying Condensed Consolidated Statement of Operations of $704 and $2,201, for the twelve and forty week periods ended November 4, 2002, respectively.

Subsequent to November 4, 2002, the Company repurchased $14,015 of convertible subordinated notes, leaving approximately $122,319 of convertible subordinated notes outstanding and no funds available under our bank agreement to repurchase additional convertible subordinated notes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Interest expense consists of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 4, 2002	November 5, 2001	November 4, 2002	November 5, 2001
Senior credit facility	$121	$224	$690	$4,069
Senior subordinated notes	4,212	4,212	14,038	14,038
Capital lease obligations	2,069	2,382	6,955	7,869
Convertible subordinated notes	1,379	1,378	4,837	5,205
Amortization of loan fees	1,048	1,034	3,217	3,199
Other, principally accretion of discount on estimated liability for closing restaurants	1,444	2,521	4,698	12,403

Total interest expense	$10,273	$11,751	$34,435	$46,783

NOTE (5) FACILITY ACTION CHARGES, NET

In late fiscal 2000, the Company embarked upon a refranchising initiative to reduce its bank indebtedness and shift the restaurant system mix to one that is more franchised than company-operated. Management also identified and closed many under-performing restaurants. While the bulk of this activity has ceased, the result of this strategy has significantly impacted the comparability of results from year-to-year and caused the following transactions to be recorded in the accompanying Condensed Consolidated Financial Statements as Facility Action Charges, Net:

(i)	impairment of long-lived assets for restaurants the Company plans to continue to operate and restaurants the Company intends to close beyond the quarter in which the closure decision is made;

(ii)	restaurant closure costs (primarily reflecting the estimated liability to terminate leases);

(iii)	estimated subsidy liabilities for restaurants subleased to franchisees at amounts less than the lease payments made by the Company; and

(iv)	gains (losses) on the sale of restaurants and surplus properties.

On a quarterly basis, the Company evaluates the adequacy of its estimated liability for closing restaurants and subsidizing restaurant lease payments to franchisees and modifies the assumptions used based on actual results from selling surplus properties and terminating leases, as well as utilizing estimated property values obtained from third-party real estate brokers. The Company closed no Carl’s Jr. and three Hardee’s company-operated restaurants during the third quarter of fiscal 2003. For the forty weeks ended November 4, 2002, the Company closed three Carl’s Jr. and 17 Hardee’s company-operated restaurants. During the third quarter of fiscal 2003, the Company identified four Hardee’s restaurants that it believed it should continue operating, but whose estimated fair value (based on projected cash flows from operations – see discussion of Impairment of Property, Equipment, Property Held and Used and Property Held for Sale or to be Disposed of Other than by Sale) did not support the related net asset values and, accordingly, an impairment charge was recorded.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The components of these facility action charges are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 4, 2002	November 5, 2001	November 4, 2002	November 5, 2001
Hardee’s
Increase (decrease) in estimated liability for closing restaurants and subsidizing lease payments for franchisees	$(851)	$1,331	$(249)	$9,395
Impairment of assets to be disposed of	296	1,018	2,121	37,700
Impairment of assets to be held and used	820	193	3,684	2,075
(Gains) losses on sales of restaurants and surplus properties, net	(134)	540	(2,829)	6,239

	131	3,082	2,727	55,409

Carl’s Jr.
Increase in estimated liability for closing restaurants and subsidizing lease payments for franchisees	5	107	191	655
Impairment of assets to be disposed of	—	483	477	5,701
Impairment of assets to be held and used	—	183	641	7,853
Gains on sales of restaurants and surplus properties, net	(56)	(1,735)	(323)	(13,498)

	(51)	(962)	986	711

Rally’s and Taco Bueno loss on divestiture	—	—	—	4,707

Total
Increase (decrease) in estimated liability for closing restaurants and subsidizing lease payments to franchisees	(846)	1,438	(58)	10,050
Impairment of assets to be disposed of	296	1,501	2,598	43,401
Impairment of assets to be held and used	820	376	4,325	9,928
Gains on sales of restaurants and surplus properties, net	(190)	(1,195)	(3,152)	(2,552)

	$80	$2,120	$3,713	$60,827

The following table is a summary of the activity in the estimated liability for closing restaurants:

Balance at January 31, 2002	$49,258
New decisions	1,053
Usage	(12,105)
Favorable dispositions of leased surplus properties	(1,112)
Discount amortization	2,114

Balance at November 4, 2002	39,208
Less: current portion, included in Other Liabilities	11,372

Long-term portion, included in Other Long-term Liabilities	$27,836

The following table summarizes average annual sales per restaurant and operating losses related to the restaurants the Company decided to close or was required to close.

	Twelve Weeks Ended		Forty Weeks Ended
	November 4, 2003	November 5, 2002	November 4, 2003	November 5, 2002
Sales
Hardee’s	$543	$3,975	$4,784	$37,133
Carl’s Jr.	$—	$582	$297	$3,223
Operating loss
Hardee’s	$(71)	$(1,224)	$(584)	$(9,752)
Carl’s Jr.	$(28)	$(114)	$(136)	$(1,195)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE (6) INCOME (LOSS) PER SHARE

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

For the twelve weeks ended November 4, 2002 and November 5, 2001, 3,000,000 and 3,600,000 shares, respectively, relating to the possible conversion of convertible subordinated notes, were not included in the computation of diluted income or loss per share as their effect would have been anti-dilutive. For the twelve weeks ended November 4, 2002 and November 5, 2001, 5,100,000 and 7,300,000 options, respectively, relating to the possible exercise of stock options granted, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

For the forty weeks ended November 4, 2002 and November 5, 2001, 3,300,000 and 3,600,000 shares, respectively, relating to the possible conversion of convertible subordinated notes, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive. For the forty weeks ended November 4, 2002 and November 5, 2001, 4,000,000 and 7,400,000 options, respectively, relating to the possible exercise of stock options granted, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

NOTE (7) SEGMENT INFORMATION

The Company principally is engaged in developing, operating and franchising its Carl’s Jr., Hardee’s and La Salsa restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are attributed to each segment based on management’s analysis of the resources applied to each segment. Beginning in fiscal 2003, management determined that it would allocate all general and administrative costs to the segments, whereas in the past the portion of these costs relating to the management of the overall corporation was included in the operating loss in “Other”. The general and administrative expenses included in ”Other” in fiscal 2002 have been reclassified to conform to the current fiscal year’s presentation. Additionally, certain amounts that the Company does not believe would be proper to allocate to the operating segments are included on “Other” (i.e., gains or losses on sales of long-term investments).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Twelve Weeks Ended

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
November 4, 2002
Revenue	$153,992	$148,361	$10,002	$474	$312,829
Operating income (loss)	10,705	756	14	(106)	11,369
Interest expense	1,727	8,532	14	—	10,273
Total assets	288,268	458,334	45,768	38,462	830,832
Capital expenditures	6,444	10,244	553	879	18,120
Depreciation and amortization	6,022	9,365	650	42	16,079

November 5, 2001
Revenue	$165,005	$159,860		$—	$324,865
Operating income (loss)	16,741	(3,005)		(3,599)	10,137
Interest expense	1,571	9,150		1,030	11,751
Total assets (as of January 31, 2002)	285,134	638,193		8,262	931,589
Capital expenditures	1,013	3,083		1,876	5,972
Depreciation and amortization	5,441	10,401		—	15,842

Forty Weeks Ended

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
November 4, 2002
Revenue	$533,964	$499,539	$29,850	$1,444	$1,064,797
Operating income (loss)	45,841	3,276	535	(192)	49,460
Interest expense	5,485	28,932	18	—	34,435
Total assets	288,268	458,334	45,768	38,462	830,832
Capital expenditures	12,388	29,322	1,386	3,945	47,041
Depreciation and amortization	20,339	30,927	1,932	128	53,326
November 5, 2001
Revenue	$545,152	$547,642		$43,095	$1,135,889
Operating income (loss)	37,794	(64,976)		(318)	(27,500)
Interest expense	9,375	36,676		732	46,783
Total assets (as of January 31, 2002)	285,134	638,193		8,262	931,589
Capital expenditures	4,923	7,712		3,377	16,012
Depreciation and amortization	20,564	38,968		1,835	61,367

NOTE (8) NET ASSETS HELD FOR SALE

The Company made the decision to divest Timber Lodge at the time of acquisition of SBRG. However, the Company was unable to determine if the divestiture would be completed within the 12-month period prescribed by SFAS 144. During the third quarter, the Company was able to make that determination. As a result, the allocation of the purchase price was adjusted to reflect this valuation (see Note 3).

The results of Timber Lodge are as follows:

	Twelve Weeks Ended November 4, 2002	Forty Weeks Ended November 4, 2002
Revenue	$9,901	$29,635
Operating loss	$(556)	$(569)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The total assets and liabilities of Timber Lodge are as follows:

(Unaudited)
November 4, 2002
ASSETS
Current assets	$1,899

Property and equipment, net	1,049
Other assets	7,613

Total assets	$19,913

LIABILITIES
Current liabilities	$6,023

Other long-term liabilities	1,890

Total liabilities	7,913

On June 10, 2001, the Company completed the sale of its Taco Bueno concept for $62,412. The net proceeds from this sale were used to reduce the Company’s bank indebtedness. The results of Taco Bueno are as follows:

Forty Weeks Ended November 5, 2001
Revenue	$37,538
Operating income	$4,204

NOTE (9)    RELATED PARTY TRANSACTIONS

During the twelve and forty weeks ended November 4, 2002, the Company sold 404,000 and 934,000 shares, respectively, of Checkers common stock and recognized a gain of $3,134 and $8,959, respectively, which are included in Other Income (Loss), Net. As of November 4, 2002, the Company owned 42,000 shares of Checkers’s common stock.

As disclosed in the Company’s proxy statement, we occasionally make relocation loans to officers of the Company. Relocation loans are forgiven over time if the officer remains an employee of the Company for a specific term, typically three to five years. As of November 4, 2002, there were six relocation loans outstanding with an aggregate balance of $425. For the forty weeks ended November 4, 2002, the amount forgiven, including interest, for all such officers is approximately $141.

During the forty weeks ended November 4, 2002, certain loans made under the Employee Stock Purchase Loan Plan and the Non-Employee Director Stock Purchase Loan Program (collectively the “Programs”), were fully repaid with cash. The Company’s
Board of Directors approved the Programs during July 2001 (as disclosed in Note 15 of Notes to the Condensed Consolidated Financial Statements in the Company’s Form 10-K for the annual period ended January 28, 2002.) The amounts repaid totalled $1,555.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE (10) INCOME TAXES

Upon passage of the Job Creation and Worker Assistance Act of 2002 during the first quarter of our 2003 fiscal year which allows the carryback of operating losses to additional prior taxable years, the Company prepared an amended income tax return using estimated amounts of income for federal income tax purposes. During the third quarter of fiscal 2003, the Company filed an amended income tax return for approximately $5,500 based upon the final determination of taxable income for federal income tax reporting purposes. That refund was collected during the twelve weeks ended November 4, 2002. For the forty weeks ended November 4, 2002, the Company recorded an income tax benefit of $7,187. That amount consists of income tax expense of $2,034, which consisted of minimum state franchise taxes and foreign taxes, offset by income tax benefits of $9,221 due to the net operating loss carryback allowed under the Job Creation and Worker Assistance Act of 2002.

For the twelve and forty weeks ended November 5, 2001, the Company recorded income tax expense of $337 and $2,204, respectively, for minimum franchise taxes only.

NOTE (11) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

During August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which will be effective for the Company beginning fiscal year 2004. SFAS 143 addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet determined the impact of adopting SFAS 143.

During April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections” (“SFAS 145”), which will be effective for the Company in fiscal 2004, although earlier adoption is encouraged. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items, eliminates inconsistencies in lease modification treatment and makes various technical corrections or clarifications of other existing authoritative pronouncements. As permitted, the Company implemented the provisions of SFAS 145 regarding debt extinguishment in the first quarter of fiscal 2003. The Company has not yet determined the impact of adopting the remaining provisions of SFAS 145.

During August 2002, the FASB issued SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which will be effective for the Company beginning fiscal year 2004. SFAS 146 primarily addresses the timing of when to record liabilities for decisions to terminate operations and how to establish liabilities for employee termination costs. The Company has not yet determined the impact of adopting SFAS 146.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Safe Harbor Disclosure

CKE Restaurants, Inc. and Subsidiaries (collectively referred to as the “Company”) is comprised of the worldwide operations of Carl’s Jr., Hardee’s, La Salsa Fresh Mexican Grill (“La Salsa”), The Green Burrito (“Green Burrito”), which is primarily operated as a dual-brand concept with Carl’s Jr. quick-service restaurant concepts, and Timber Lodge Steakhouse (“Timber Lodge”). The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 28, 2002 (collectively, the “2002 Financial Statements”). All Note references herein refer to the accompanying Notes to the Condensed Consolidated Financial Statements (“Financial Statements”).

Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals, and operating performance that are based on management’s current beliefs and assumptions. Such statements are subject to risks and uncertainties. Factors that could cause the Company’s results to differ materially from those described include, but are not limited to, anticipated and unanticipated restaurant closures for the Company and its franchisees, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding the Company’s products, effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in the Company’s suppliers’ ability to provide quality and timely products to the Company, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of the Company’s franchisees, franchisees’ willingness to participate in our strategy, availability of financing for the Company and its franchisees, unfavorable outcomes on litigation, changes in accounting policies and practices, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designed for development, and other factors as discussed in the Company’s filings with the Securities and Exchange Commission.

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

Impairment of Property, Equipment, Property Held and Used and Property Held for Sale or To Be Disposed of Other Than By Sale

Each quarter we evaluate the carrying value of individual restaurants when the operating results of a restaurant have reasonably progressed to a point to demonstrate the probability of continuing operating losses or a current expectation that a restaurant will be sold or otherwise disposed of before the end of its previously estimated useful life. In making this judgment, we consider the period of time since the restaurant was opened, or remodeled, the trend of operations and expectations for future sales growth of a restaurant.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

For restaurants selected for review, we estimate the future estimated cash flow from operating the restaurant over its estimated useful life. We make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales. We employ a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales and related estimated useful life. A material accounting judgment is the estimated useful life and, in general, in expected same-store sales scenarios where sales are not expected to increase, we assume a shorter than previously estimated useful life. On a quarterly basis, we update our model for estimating future cash flows based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans, and other relevant information. In prior fiscal years, because we were significantly engaged in refranchising restaurants to generate cash to repay bank indebtedness, we had assumed, in some cases, estimated lives that were less than the estimated useful life that a restaurant is functional as a restaurant. As our financial position has improved such that refranchising activities are unnecessary, more restaurants assume estimated cash flows over their remaining estimated useful life. Additionally, commencing with the second quarter, we reduced the probability weighting for the occurrence of future same-stores sales from the higher range of our strategic business plan to the lower end of the range in light of our current same-store sales results. As the operations of restaurants opened or remodeled in recent years progress to the point that their profitability and prospects for future profitability can be sufficiently evaluated, additional restaurants will become subject to review and the possibility for an impairment in value exists. Most likely, this would arise in new markets the Company expanded into in recent years. As described above, same-store sales are the key indicator in the estimation of future cash flow for evaluating recoverability of restaurants. To provide a sensitivity analysis of the impairment that could arise were the actual same-store sales increase of all restaurants we owned to grow at only the assumed rate of inflation, for no real growth, the aggregate additional impairment loss would be approximately $7,400. The inflation rate assumed in making this calculation is 2% for both revenue and expenses.

Additionally, restaurants are operated for three years before we test them for impairment (the “Three Year Rule”). We believe this provides the restaurant sufficient time to establish its presence in the market and build a customer base. If we were to test all restaurants for impairment without regard to the amount of time the restaurants were operating, the total amount of asset impairment would increase substantially. Assuming all restaurants were tested under the same assumptions described above, we would be required to record additional impairment losses of approximately $4,300.

The following tables summarize the sensitivity analysis for both same-store sales sensitivity and time open sensitivity:

Carl’s Jr.

	Net Book Value	Number of Stores	Impairment Under Sensitivity Test
Tested based on Three Year Rule
Positive cash flow this quarter	$25,773	51	$—
Negative cash flow this quarter	4,478	19	4,400

	30,251	70	4,400

Not tested based on Three Year Rule
Positive cash flow this quarter	88,314	347	—
Negative cash flow this quarter	5,355	22	1,000

	93,669	369	1,000

Total
Positive cash flow this quarter	114,087	398	—
Negative cash flow this quarter	9,833	41	5,400

	$123,920	439	$5,400

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Hardee’s

	Net Book Value	Number of Stores	Impairment Under Sensitivity Test
Tested based on Three Year Rule
Positive cash flow this quarter	$160,579	350	$—
Negative cash flow this quarter	9,682	62	3,000

	170,261	412	3,000

Not tested based on Three Year Rule
Positive cash flow this quarter	112,956	291	—
Negative cash flow this quarter	6,391	28	3,300

	119,347	319	3,300

Total
Positive cash flow this quarter	273,535	641	—
Negative cash flow this quarter	16,073	90	6,300

	$289,608	731	$6,300

Combined Carl’s Jr. and Hardee’s

	Net Book Value	Number of Stores	Impairment Under Sensitivity Test
Tested based on Three Year Rule
Positive cash flow this quarter	$186,352	401	$—
Negative cash flow this quarter	14,160	81	7,400

	200,512	482	7,400

Not tested based on Three Year Rule
Positive cash flow this quarter	201,270	638	—
Negative cash flow this quarter	11,746	50	4,300

	213,016	688	4,300

Total
Positive cash flow this quarter	387,622	1,039	—
Negative cash flow this quarter	25,906	131	11,700

	$413,528	1,170	$11,700

Impairment of Goodwill

Goodwill is tested for impairment at least annually at the reporting unit level, which is the individual brand level for the Company. The impairment, if any, is measured based on the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other restaurant brands. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our strategic plan for items such as same-store sales growth rates and the discount rate we consider to be the market discount rate for acquisitions of companies and brands.

If our assumptions used in performing the impairment test prove insufficient, the fair value estimate of the brands may be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. During the first quarter of fiscal year 2003, we engaged an outside party to perform a valuation of the Hardee’s brand. That valuation concluded

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

that the current value of the goodwill associated with the acquisition of Hardee’s is $0 and, accordingly, we recorded a transitional impairment charge to write-off all of the goodwill related to the Hardee’s brand (see Note 2 of Notes to the Condensed Consolidated Financial Statements) of $175,780. Currently, we have $56,497 in goodwill recorded on the November 4, 2002, balance sheet as Costs in Excess of Assets Acquired, Net, which primarily relates to our recent acquisition of SBRG on March 1, 2002.

Estimated Liability for Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, fire and general liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation claims and individual general liability claims over $500. Insurance liabilities and reserves are accounted for based on the net present value of independent actuarial estimates of the amount of loss expected. These estimates rely on actuarial observations of historical claim loss development for similar events. Consistent with trends the restaurant industry has experienced in recent years, particularly in California where claim cost trends are among the highest in the country, workers’ compensation liability premiums continue to increase.

The actuary, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development estimated by the actuary. In that event, we modify the reserve. Also, if we experience a higher than expected number of claims or the costs of claims rise more than expected, the actuary may adjust the expected losses upward and our future self-insurance expenses will rise.

Estimated Liability for Closing Restaurants

We make decisions to close restaurants based on prospects for estimated future profitability and sometimes we are forced to close restaurants based on circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our restaurant operators evaluate each restaurant’s performance every financial period. When restaurants continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to turn an unprofitable restaurant around. Based on the operator’s judgment, we estimate the future cash flows. If we determine that the restaurant will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and there are no contractual requirements to continue operating the restaurant, we close the restaurant. Additionally, franchisees may close restaurants for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed restaurant if we decide not to operate it as a company-operated restaurant. We establish the estimated liability in the period we decide to close a restaurant, which may be before the actual closure date.

The estimated liability for closing restaurants on properties to be vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is generally the net present value of these estimated future payments. The interest rate used to calculate the net present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown as Interest Expense in our Condensed Consolidated Statement of Operations.

A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which management determines based on our third party broker’s (a related party) assessment of its ability to successfully negotiate early termination of our lease agreements with the lessors. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated on more favorable terms than we used to estimate the liabilities, we may recover previously established estimated liabilities. The net present value of lease payments on all closed restaurants is $70,000, which represents the discounted amount we would be required to pay if we are unable to terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can terminate those leases for less than that amount and, accordingly, we have recorded an estimated liability for lease obligations of $30,000 as of November 4, 2002.

Franchise and Licensed Operations

        We monitor the financial condition of franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter we establish the allowance for bad debts for franchisee accounts and notes receivable based upon a franchisee-by-franchisee analysis. We compare this computed amount to what is recorded in our financial statements and make adjustments as appropriate. Additionally, we cease accruing royalty income from franchisees that are materially delinquent in paying or in default until such time as we have a history of receiving timely payments.

Depending on the facts and circumstances, there are a number of different actions we may take to resolve collections issues. These may include the purchase of franchise restaurants by us or by other franchisees; a modification to the franchise agreement which may include a provision to defer certain royalty payments or reduce royalty rates in the future (if royalty rates are not sufficient

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

to cover our costs of service over the life of the franchise agreement, we record an estimated loss at the time we modify the agreements); a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary obligee — see further discussion below); or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most probable course of action that will occur. If we believe we will operate the restaurants as company-operated restaurants, the allowance for loss is recorded net of the estimated fair value of the related restaurant assets.

Many of the restaurants that we sold to franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and entered into a sublease with the franchisee on the same terms as the primary lease. We account for the sublease payments received as franchising rental income. Our payments on the leases are accounted for as rental expense in Franchised and Licensed Restaurants in our Condensed Consolidated Statement of Operations. As of November 4, 2002, the net present value of the total obligation of such lease arrangements was $46,800.

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

The amount of the estimated liability is established using the methodology described under “Estimated Liability for Closing Restaurants” above. Troubled franchisees may have liquidity problems in the future. Consistent with current generally accepted accounting principles, we have not established an additional estimated liability for this eventuality. The net present value of the related lease obligation with all troubled franchisees in these circumstances is approximately $21,100 (four franchisees represent 90% of this amount). However, we do not anticipate that the majority of such franchisees will be involved in future situations wherein we will have to record an additional liability for such subleases. However, no assurances can be given. As of November 4, 2002, we have recorded an estimated liability for future lease obligations related to agreed upon subsidies for these franchise restaurants of $4,600. If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion below). The likelihood of needing to increase the estimated liability for future lease obligations is related to the success of our Hardee’s concept (i.e., if our Hardee’s concept results improve from the execution of our comprehensive plan, we would reasonably expect that the financial performance of our franchisees would improve).

Valuation Allowance for Net Deferred Tax Asset

As disclosed in Note 1 of Notes to the Consolidated Financial Statements on our Form 10-K for the fiscal year ended January 31, 2002, we record net deferred tax assets. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future projected taxable income. During fiscal 2001, because we had experienced two years of net operating losses, we established, and have since maintained, a 100% valuation allowance for our net deferred tax asset. As of November 4, 2002, our valuation allowance aggregated approximately $175,000.

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2003 Comparisons with Fiscal 2002

The factors discussed below impact comparability of operating performance for the quarter and year-to-date ended November 4, 2002 to the quarter and year-to-date ended November 5, 2001, or could impact comparisons for the remainder of fiscal 2003.

Acquisition of Santa Barbara Restaurant Group, Inc.

As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, we acquired SBRG on March 1, 2002 (“Acquisition Date”). The operations of SBRG, subsequent to the Acquisition Date, are included in the Consolidated Financial Statements for fiscal 2003.

A significant amount of goodwill was recorded in connection with the acquisition of SBRG. The recoverability of that goodwill is dependent on future operations and the development of new La Salsa restaurants (see discussion of financing new restaurants under “Financial Condition and Liquidity” below). The acquisition of new restaurant sites is highly competitive.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Divestiture of Timber Lodge

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, Timber Lodge is a discontinued operation. The operations of Timber Lodge, a loss of approximately $569, subsequent to the Acquisition Date, are included in the Consolidated Financial Statements for fiscal 2003 as Discontinued Operations.

Adoption of New Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements.

Seasonality

We operate on a retail accounting calendar. Our fiscal year has 13 four-week accounting periods and ends the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks.

Our restaurant sales, and therefore our profitability, are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions, which affect the public’s dining habits. This seasonality, in addition to rising utility and insurance costs as well as flat to negative same-store sales, will result in our operating at a loss during the fourth quarter of fiscal year 2003. For the fiscal year, we expect to report earnings per share consistent with our earlier guidance in the range of $0.50 to $0.52.

Business Turnaround

Revitalizing Hardee’s continues to be the primary focus for our management team in fiscal year 2003. Hardee’s is currently reporting negative same-store sales and, accordingly, it is still an under-performing brand. While we will continue to focus on restaurant fundamentals, such as quality, service and cleanliness, we know we must revitalize Hardee’s to reestablish the brand’s connection with its consumers. Our success will depend on the successful execution of our comprehensive marketing and operations plans for the Hardee’s concept. The following risk factors are discussed in detail in our Annual Report on Form 10-K for the fiscal year ended January 28, 2002:

•	opening additional company-operated and franchised restaurants;

•	remodeling our existing restaurants as planned;

•	implementation of our strategies by our franchisees, as well as their operational and financial success;

•	changes in national, regional and local economic conditions;

•	changes in commodity prices, labor costs and insurance costs;

•	our ability to compete with our major competitors, many of whom have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages;

•	changes in consumer preferences and perceptions;

•	our ability to integrate SBRG; and

•	adverse weather conditions.

The next steps in our strategic plan to increase the Company’s profitability are:

•	maintain the Carl’s Jr. brand profitability;

•	continue to focus on premium, rather than discounted, products;

•	continue to focus on cost controls;

•	remodel the Hardee’s restaurants;

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

•	integrate SBRG;

•	consummate the sale of Timber Lodge;

•	develop a strategy for addressing the maturity of our convertible subordinated notes;

•	grow the La Salsa brand;

•	leverage dual brand opportunities with Green Burrito; and

•	continue to develop and begin to implement a new comprehensive marketing plan for Hardee’s, which is currently in test mode, to refocus and redirect the brand.

Although we have reported income before accounting changes for three consecutive quarters, if we are unable to further improve Hardee’s sales and operating margins, it may significantly affect our future profitability and cash flows which, in turn, would affect our ability to access financing in the future, both in terms of the amount of financing available to us and the terms of such financing. See additional discussion under “Financial Condition and Liquidity” below. In addition, because our plans for the Hardee’s concept involve the deletion of certain menu items at some restaurants, we may incur inventory obsolescence costs. At this time, we cannot reasonably estimate these costs as they will be dependent upon the timing of new product introductions and our ability to redistribute deleted product inventory to other Hardee’s restaurants.

Although our principal brands’ same-store sales rose over the majority of quarters during the last two years, it has been achieved by our strategy that emphasized premium products, as well as routine price increases prompted by increases in labor, food or utility costs. The impact of this strategy is evidenced by the increase in average guest check as shown in the tables on pages 26-29. However, a possible consequence of this strategy has been a decrease in transaction counts, also shown in the same table, as some customers show a preference for lower priced fare. Many of our competitors’ strategies are to offer lower prices or discounted fare and those competitors have recently increased their efforts in this regard, which has possibly affected our transaction counts. Although difficult to quantify, we have generally experienced negative transaction counts at Hardee’s at least since our acquisition of the brand and at Carl’s Jr. for nearly two years, which we believe is due in part to increased competition from fast casual dining and other quick-service restaurant (“QSR”) companies offering products at discounted prices. Further, we note that others in the industry also are experiencing negative same-store sales trends. In addition, the fast-food sector has been impacted by the economic downturn and a shift in customer food preference. Accordingly, we cannot quantify how much of our declines are related to our business segment and how much are related to circumstances involving our own brands. Nonetheless, we can make the observations below.

For the current year, Carl’s Jr. same-store sales results are impacted by the fact that in the prior year our restaurant sales benefited significantly from the introduction of The Six Dollar Burger®. Beginning in the second quarter, we offered new products, chiefly the Grilled Onion Cheeseburger, the Jalapeno Cheeseburger and the Chili Burger, along with advertising and media, to maintain and continue to grow same-store sales. The new product and advertising did not produce the hoped for results. As a result, we anticipate our same-store sales for Carl’s Jr. will be negative to flat for the remainder of this fiscal year, resulting in overall flat same-store sales for the entire year. Individual periods will vary considerably as we compare over the prior year’s successful introduction of The Six Dollar Burger®.

The Six Dollar Burger® was not introduced at Hardee’s until the third and fourth quarters of last fiscal year. We anticipate similar difficulties as described above for our Hardee’s concept. At the beginning of the fiscal year, we devised a comprehensive plan to revitalize Hardee’s involving a repositioning of the brand with its customer base, menu adjustments (including new products and deletions of old products) and associated advertising and media strategies. The plan is in test mode and because we currently believe that the comprehensive plan will not be executed in all stores until the first half of next fiscal year, we believe we will continue to experience negative same-store sales at Hardee’s for the balance of this fiscal year.

         As shown in the tables on pages 26-29, the operating margins for each brand have improved over the prior year periods. For each brand, a positive component of the comparative margins is the impact of lower food commodity prices and the change in menu mix to premium products, which have higher margins than discounted food offerings, as described above. Although we believe food costs will not materially increase for the balance of the fiscal year, if food costs increase, or any of our production costs increase such as labor and utilities, we would have to increase the prices of our products to preserve the operating margin. We have been successful at passing on such price increases in the past, but it has likely had an impact on transaction counts as described above. The sensitivity analysis for the recoverability of restaurants (see Impairment of Property, Equipment, Property Held and Used and Property Held for Sale or To Be Disposed of Other Than By Sale) assumes that our same-store sales in the future grow at the same rate of inflation (our

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

costs for delivering our products of food, labor, utilities, etc). If we were unable to pass along such price increases, and at the same time could not increase our transaction counts, the recoverability of the carrying value of our restaurants would be impacted.

Franchisees’ Operations

Like others in the quick-service restaurant industry, some of our franchise operators experience financial difficulties from time to time with respect to their franchise operations. Our approach to dealing with financial and operational issues that arise from these situations is described under Critical Accounting Policies above, under the heading “Franchise and Licensed Operations”. Some franchise operators in the Hardee’s system have experienced significant financial problems and, as discussed above, there are a number of potential resolutions of these financial issues.

We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their contractual royalty payments to us. Although the Company reviews quarterly the allowance for bad debts and the estimated liability for closed franchise restaurants, there can be no assurance that the number of franchise operators or restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchise operator. During the prior fiscal year, we increased our allowance for doubtful accounts at Hardee’s from 38% of the gross balance of accounts and notes receivable to 49%. During the current year, our allowance for doubtful accounts increased to 55% of the gross balance of accounts and notes receivable. The increase in the ratio this year is the result of collections reducing the gross amount of receivables outstanding while the dollar amount of the allowance has remained relatively static. During the first three quarters of fiscal year 2003, we have seen collections stabilize and the required allowance modestly decrease. However, we still experience specific problems with certain franchisees and expect to continue to enter into what we refer to as “workout” agreements with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations above). The result is an effective royalty rate lower than our contractual royalty rate. Our effective royalty rate has decreased from fiscal year 2002 to fiscal year 2003. The following table is a reconciliation of our contractual royalty rate to our effective royalty rate for fiscal year 2003:

Standard royalty rate	4.00%
Contractual reductions, workout agreements, and franchisees in default	(0.62%)

Effective royalty rate	3.38%

Restaurant Portfolio Strategy

In late fiscal 2000, we embarked on a refranchising initiative to reduce our bank indebtedness, as well as to rebalance the system to one that is primarily franchise operated. Additionally, as sales trends for the Hardee’s restaurants and certain Carl’s Jr. restaurants (primarily in the Oklahoma area) continued to decline in fiscal 2000 through fiscal 2001, we determined that it was necessary to close restaurants for which a return to profitability was not likely. As part of the business turnaround plan, we sold the Taco Bueno brand, incurred net losses on the sales of Hardee’s restaurants and recorded charges to establish an estimated liability for closed restaurants. Additionally, we reduced our operating costs to a level more commensurate with the revenue mix resulting from the rebalancing of our system-wide restaurant portfolio. We also were required to write down the carrying value of certain properties and charge a loss to operations, as the expected performance of the properties did not support their carrying values. The results of these actions (other than reducing G&A) are reported as Facility Action Charges, Net in the Condensed Consolidated Statements of Operations. Currently, we believe we have substantially completed a sufficient level of restaurant sales and closures of under-performing restaurants to reposition the Company and we do not currently expect to incur future facility action charges at the same levels as in previous years. However, as discussed above, the level of future same-store sales drives the level of future facility action charges. The results of these portfolio strategies have significantly impacted the comparability of results from year to year. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional disclosure of Facility Action Charges, Net.

For the twelve and forty weeks ended November 4, 2002, Hardee’s royalty income decreased $2,300 and $6,800, respectively, as compared to the prior fiscal year. This is the result of having 180 fewer franchise restaurants in the system as franchisees have closed stores and, as discussed above, a reduction in the effective royalty rate due to workout agreements we entered into.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Financial Comparison

Our results reflect the substantial changes we have made in executing our business turnaround including the sale and closure of underperforming restaurants, efforts to contain corporate overhead, improve margins and pay down bank indebtedness. The table below is a condensed presentation of those activities, and other changes in the components of income, designed to facilitate the discussion of results in this Form 10-Q.

(All amounts are approximate)

	Quarter-to-Date	Year-to-Date
Current Period:
Reported net income (loss) under accounting principles generally accepted in the United States of America	$9,503	$(142,329)
Repositioning activities (facility action charges, net)	80	3,713
Adoption of accounting rule change for goodwill	—	175,780

Current period results, net of repositioning activities and adoption of accounting rule change (A)	$9,583	$37,164

Prior Period:
Reported net loss under accounting principles generally accepted in the United States of America	$(1,731)	$(75,648)

Repositioning activities:
Facility action charges, net	2120	60,827
Write-off of deferred financing charges	—	4,100
Severance	400	1,000

Repositioning subtotal	2,520	65,927

Amortization of goodwill, no longer recorded in fiscal year 2003	(1,284)	(4,452)

Prior period results, net of repositioning activities (B)	$(495)	$(14,173)

	Quarter-to-Dated Fiscal Year 2003 vs. Quarter-to-Date Fiscal Year 2002	Year-to-Date Fiscal Year 2003 vs. Year-to-Date Fiscal Year 2002
Increase in earnings, without repositioning activities and adoption of accounting rule change (A-B)	$10.1	$51.4

Items causing earnings to increase (decrease) from the prior period to the current period:
Approximate restaurant margin improvement in restaurants operated (other than SBRG brands) at November 4, 2002 and November 5, 2001	$1.3	$16.7
Gains on sales of investments and repurchases of convertible subordinated notes	3.8	11.2
One-time income tax benefit	5.5	9.3
Approximate operating loss of restaurants (including Taco Bueno) involved in facility actions, including related field general and administrative expenses and advertising costs	2.8	8.8
Reduction in interest expense excluding write-off of deferred financing fees	1.4	8.1
Decrease in the provision for doubtful accounts	0.4	4.4
Decrease in net franchising income and distribution centers	(2.9)	(2.4)
Increase in corporate overhead	(1.0)	(2.1)
Increase in estimated liability for litigation	(0.1)	(1.5)
Increase in advertising expenses, excluding restaurants involved in facility actions	(1.3)	(0.6)
Approximate operating income of SBRG restaurants	(0.7)	(0.2)
All other, net	0.9	(0.3)

Increase in earnings without repositioning charges and effect of adoption of accounting rule change	$10.1	$51.4

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis and is presented in the same format we present segment information (See Note 7 of Notes to Condensed Consolidated Financial Statements).

	Third Quarter FY 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated sales	$113,783	$131,987	$9,701	$394	$255,865
Company-operated average unit volume (trailing 13-periods)	1,146	775	779
Franchise-operated average unit volume (trailing 13-periods)	1,050	819
Average check	$5.14	$3.94	$8.80
Company-operated same-store sales increase (decrease)	(5.0)%	(3.5)%	0.8%
Company-operated same-store transaction increase (decrease)	(5.8)%	(8.2)%	1.3%
Franchise-operated same-store sales increase (decrease)	(6.2)%	(4.7)%	4.2%
Operating costs as a % of company-operated revenue
Food and packaging	27.8%	29.8%	27.4%
Payroll and employee benefits	29.2%	34.1%	30.8%
Occupancy and other operating costs	23.2%	22.9%	27.8%
Gross margin	19.8%	13.1%	14.1%
Advertising as a percentage of company-operated revenue	6.8%	6.5%	3.3%		6.5%
Franchising revenue:
Royalties	$4,679	$8,728	$301	$80	$13,788
Distribution centers	31,956	4,723	—	—	36,679
Rent	3,453	2,718	—	—	6,171
Other	121	205	—	—	326

Total franchising revenue	40,209	16,374	301	80	56,964

Franchising expense:
Administrative expense (including provision for bad debts)	598	1,350	86	—	2,034
Distribution centers	31,066	4,682	—	—	35,748
Rent & other occupancy	3,178	2,145	—	—	5,323

Total franchising expense	34,842	8,177	86	—	43,105

Net franchising income (B)	$5,367	$8,197	$215	$80	$13,859

Operating income (loss) (C)	$10,705	$756	$14	$(106)	$11,369
Facility action charges, net	(51)	131	—	—	80

Operating income (loss) excluding facility action charges	$10,654	$887	$14	$(106)	$11,449

EBITDA	$17,068	$8,892	$667	$3,013	$29,640

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Third Quarter FY 2002
	Carl’s Jr.	Hardee’s	Other (A)	Total
Company-operated sales	$120,643	$138,969	$—	$259,612
Company-operated average unit volume (trailing 13-periods)	1,120	741
Franchise-operated average unit volume (trailing 13-periods)	999	826
Average check	$5.11	$3.73
Company-operated same-store sales increase (decrease)	6.1%	1.0%
Company-operated same-store transaction increase (decrease)	(1.4)%	(4.6)%
Franchise-operated same-store sales increase (decrease)	5.5%	(1.2)%
Operating costs as a % of company-operated revenue
Food and packaging	28.8%	32.3%
Payroll and employee benefits	28.5%	34.6%
Occupancy and other operating costs	21.8%	23.7%
Gross margin	21.0%	9.4%
Advertising as a percentage of company-operated revenue	6.1%	6.0%		6.0%
Franchising revenue:
Royalties	$4,872	$10,979	$—	$15,851
Distribution centers	35,639	3,754	—	39,393
Rent	3,743	3,953	—	7,696
Other	108	2,205	—	2,313

Total franchising revenue	44,362	20,891	—	65,253

Franchising expense:
Administrative expense (including provision for bad debts)	692	1,703	—	2,395
Distribution centers	34,783	4,081	—	38,864
Rent & other occupancy	4,302	2,977	—	7,279

Total franchising expense	39,777	8,761	—	48,538

Net franchising income (B)	$4,585	$12,130	$—	$16,715

Operating income (loss) (C)	$16,741	$(3,005)	$(3,599)	$10,137
Facility action charges, net	(961)	3,081	—	2,120

Operating income (loss) excluding facility action charges	$15,780	$76	$(3,599)	$12,257

EBITDA	$22,327	$4,966	$(3,336)	$23,957

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Year-to-Date FY 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated sales	$391,009	$446,153	$28,813	$1,169	$867,144
Operating costs as a % of company-operated revenue
Food and packaging	27.9%	29.7%	27.0%
Payroll and employee benefits	28.7%	35.0%	31.5%
Occupancy and other operating costs	21.2%	22.5%	26.6%
Gross margin	22.3%	12.9%	14.9%
Advertising as a percentage of company-operated revenue	6.8%	6.2%	3.3%		6.4%
Franchising revenue:
Royalties	$15,704	$30,228	$1,037	$275	$47,244
Distribution centers	111,796	13,619	—	—	125,415
Rent	14,939	9,141	—	—	24,080
Other	516	398	—	—	914

Total franchising revenue	142,955	53,386	1,037	275	197,653

Franchising expense:
Administrative expense (including provision for bad debts)	1,914	3,806	302	—	6,022
Distribution centers	108,837	13,495	—	—	122,332
Rent & other occupancy	14,603	7,604	—	—	22,207

Total franchising expense	125,354	24,905	302	—	150,561

Net franchising income (B)	$17,601	$28,481	$735	$275	$47,092

Operating income (loss) (C)	$45,841	$3,276	$535	$(192)	$49,460
Facility action charges, net	986	2,727	—	—	3,713

Operating income (loss) excluding facility action charges	$46,827	$6,003	$535	$(192)	$53,173

EBITDA	$66,714	$31,142	$2,467	$8,844	$109,167

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Year-to-Date FY 2002
	Carl’s Jr.	Hardee’s	Other (A)	Total
Company-operated sales	$402,619	$486,229	$43,095	$931,943
Operating costs as a % of company-operated revenue
Food and packaging	29.1%	31.8%
Payroll and employee benefits	29.4%	35.2%
Occupancy and other operating costs	22.0%	23.8%
Gross margin	19.6%	9.3%
Advertising as a percentage of company-operated revenue	6.8%	6.0%		6.3%
Franchising revenue:
Royalties	$15,281	$37,049	$—	$52,330
Distribution centers	111,799	11,184	—	122,983
Rent	14,330	10,858	—	25,188
Other	1,123	2,322	—	3,445

Total franchising revenue	142,533	61,413	—	203,946

Franchising expense:
Administrative expense (including provision for bad debts)	2,068	8,226	—	10,294
Distribution centers	109,403	12,371	—	121,774
Rent & other occupancy	14,450	9,714	—	24,164

Total franchising expense	125,921	30,311	—	156,232

Net franchising income (B)	$16,612	$31,102	$—	$47,714

Operating income (loss) (C)	$37,794	$(64,976)	$(318)	$(27,500)
Facility action charges, net	711	55,409	4,707	60,827

Operating income (loss) excluding facility action charges	$38,505	$(9,567)	$4,389	$33,327

EBITDA	$58,190	$(36,781)	$3,546	$24,955

(A)     “Other” consists of Green Burrito in fiscal 2003 and Taco Bueno and Rally’s in fiscal 2002. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments).

(B)     The Company made certain reclassifications between Franchise Revenue and Other Expense, Net in prior period amounts to conform to the current period’s presentation.

(C)     The Company now fully allocates all general and administrative costs to the brands and has made certain reclassifications in prior period amounts to conform to the current period’s presentation.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Presentation of Non-GAAP Measurements

EBITDA

EBITDA is a typical non-GAAP measurement for companies that issue public debt. EBITDA represents net income before taxes, interest, depreciation and amortization of leasehold improvements and goodwill, and the cumulative effect of the accounting change for goodwill. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income as an indicator of operating cash flows as a measure of liquidity. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service payments.

	Third Quarter FY 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$10,482	(3,393)	—	2,970	10,059
Interest expense	1,727	8,532	14	—	10,273
Income tax benefit	(1,036)	(4,023)	—	—	(5,059)
Depreciation and amortization (1)	5,895	7,776	653	43	14,367

EBITDA	$17,068	8,892	667	3,013	29,640

	Third Quarter FY 2002
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$15,292	(12,615)	—	(4,408)	(1,731)
Interest expense	1,571	9,150	—	1,030	11,751
Income tax expense	21	274	—	42	337
Depreciation and amortization (1)	5,443	8,157	—	—	13,600

EBITDA	$22,327	4,966	—	(3,336)	23,957

	Year-to-Date FY 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$43,630	(18,843)	517	8,715	34,019
Interest expense	5,485	28,932	18	—	34,435
Income tax benefit	(2,325)	(4,862)	—	—	(7,187)
Depreciation and amortization (1)	19,924	25,915	1,932	129	47,900

EBITDA	$66,714	31,142	2,467	8,844	109,167

	Year-to-Date FY 2002
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$28,286	(104,910)	—	976	(75,648)
Interest expense	9,375	36,676	—	732	46,783
Income tax expense (benefit)	(35)	2,239	—	—	2,204
Depreciation and amortization (1)	20,564	29,214	—	1,838	51,616

EBITDA	$58,190	(36,781)	—	3,546	24,955

(1)
Excludes amortization of bank fees and the amortization of discount on our estimated liability for closing restaurants which are already included in interest expense in the Condensed Consolidated Statements of Operations.

Same-store sales percentages

Same-store sales is a key performance indicator in our industry. This indicator is a measure of revenue growth on the existing comparable store base of a multi-unit chain company such as ours and is measured as a percentage variance over the same period in the prior year. Same-store sales illustrate how competitive forces and external economic conditions benefit or impact the Company, as well as any benefit from the diverse value propositions and marketing initiatives undertaken by the Company. In calculating company-operated same-store sales, we include restaurants open for 14 full accounting periods, which allows for a year over year comparison. As of November 4, 2002, we had 1,205 company-operated restaurants open for at least 14 full accounting periods for Hardee’s, Carl’s Jr., and La Salsa combined.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Same-store transaction percentages

Transactions represent the number of consumer visits to our restaurants. Transactions are viewed on the same basis as same-store sales above and are another key performance indicator in our industry. This indicator is a measure of consumer frequency in the existing comparable store base and is measured as a percentage variance over the same period in the prior year. Same-store transactions are another measure of the effects of competitive forces and economic climate on consumer behavior and resulting benefit, or impact, to the Company. Transactions also reflect any benefit from the diverse value propositions and marketing initiatives undertaken by the Company.

Average check

Average check represents total restaurant sales divided by total transactions for any given period. The average check is viewed in conjunction with same-store sales and same-store transactions, as defined above. This indicator, when viewed with other measures, may illustrate revenue growth, or decline, resulting from a change in menu or price offering. When the Company introduces menu items, or pricing initiatives, with higher or lower price points than the existing menu base, the average check may reflect the benefit or impact from these new items, or pricing, on the average price paid by the consumer.

Free cash flow

In calculating free cash flow, we subtract capital expenditures from cash flow from operations.

Carl’s Jr.

During the third quarter of fiscal 2003, we opened one restaurant. Carl’s Jr. franchisees and licensees opened five restaurants and closed two restaurants. The following table shows the change in the Carl’s Jr. component of our restaurant portfolio, as well as the change in revenue for both the current quarter and the year-to-date:

	Restaurant Portfolio			Revenue
	Fiscal Quarter			Quarter-to-Date			Year-to-Date
	2003	2002	Change	2003	2002	Change	2003	2002	Change
Company	439	441	(2)	$113,783	$120,643	$(6,860)	$391,009	$402,619	$(11,610)
Franchised and licensed	542	530	12	40,209	44,362	(4,153)	142,955	142,533	422

Total	981	971	10	$153,992	$165,005	$(11,013)	$533,964	$545,152	$(11,188)

For the reasons discussed above, same-store sales for company-operated Carl’s Jr. restaurants decreased 5.0% in the current quarter and, accordingly, revenue from company-operated Carl’s Jr. restaurants decreased $6,860. Revenue from company-operated Carl’s Jr. restaurants decreased $11,610, or 2.9%, to $391,009 for the forty week period ended November 4, 2002, when compared to the same period in the prior year.

The increase in franchise income is due to an approximately $800 increase in rental income, partially offset by a $200 decrease in distribution center income.

The changes in restaurant-level margins are explained as follows:

	Twelve Weeks Ended	Forty Weeks Ended
Restaurant-level margins for the period ended November 5, 2001	21.0%	19.6%
Increase due to an emphasis on premium products	1.0%	1.8%
Increase due to reduced workers’ compensation claim reserve, net of premium increase	0.1%	0.9%
Decrease due to higher repair and maintenance expenditures	(0.3)%	(0.4)%
Increase (decrease) due to increased general liability reserve, net of premium increase	(0.2)%	0.4%
Decrease due to changes in labor costs	(1.1)%	(0.3)%
Increase (decrease) due to natural gas and electricity costs	(1.0)%	0.2%
Increase due to all other, net	0.3%	0.1%

Restaurant-level margins for the period ended November 4, 2002	19.8%	22.3%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Enron canceled our contract with the utility providers during the third quarter in a manner such that we were billed at regular rates versus our prior fixed rates. Further, the manner in which Enron canceled the contract with the providers and set up our new billing resulted in our stores being billed on a store-by-store basis rather than a group basis, which would be more advantageous for us. We are in the process of converting our billing from the store-by-store basis to the group basis and expect to have that completed by the end of the fiscal year. The impact of store-by-store billings versus group billings increased energy costs by approximately $1,400 during the third quarter. After our billing arrangements have been rectified, our ongoing utility costs for our California stores will be higher than what we paid under the prior fixed rates and we estimate that increase to be at least $1,500 annually.

Because the majority of our Carl’s Jr. restaurants are located in California, legislation in that state can have a significant impact on our financial results. The governor of California recently signed into law Assembly Bill No. 749 relating to workers’ compensation claims. The bill requires that payments for certain benefits that occur after January 1, 2003 for injuries sustained prior to January 1, 2001 shall be made at the rate in effect at the time the payment is made. The expected impact to our recorded estimated liability for self-insurance claim losses as of November 4, 2002 is not material. However, we estimate that the impact of this legislation could be approximately $1,000 annually in future years (see discussion of price increases under Business Turnaround).

Hardee’s

During the third quarter, we closed three restaurants. Hardee’s franchisees and licensees opened four restaurants and closed 59 restaurants. The following table shows the change in the Hardee’s component of our restaurant portfolio, as well as the change in revenue at Hardee’s for both the current quarter and the year-to-date:

	Restaurant Portfolio			Revenue
	Fiscal Quarter			Quarter-to-Date			Year-to-Date
	2003	2002	Change	2003	2002	Change	2003	2002	Change
Company	731	751	(20)	$131,987	$138,969	$(6,982)	$446,153	$486,229	$(40,076)
Franchised and licensed	1,524	1,706	(182)	16,374	20,891	(4,517)	53,386	61,413	(8,027)

Total	2,255	2,457	(202)	$148,361	$159,860	$(11,499)	$499,539	$547,642	$(48,103)

Same-store sales for company-operated Hardee’s restaurants decreased 3.5% in the current quarter. Revenue from company-operated Hardee’s restaurants decreased $6,982, or 5.0%. The decrease in total revenue is due to the decline in same-store sales and the closing of under-performing company-operated restaurants and asset dispositions made during the Company’s repositioning program initially implemented two years ago. The average check for the third quarter was $3.94, as compared to $3.73 in the comparable period of the prior fiscal year primarily due to our shift to premium products, menu changes and a small price increase. Revenue from company-operated Hardee’s restaurants decreased $40,076, or 8.2%, to $446,153 for the forty week period ended November 4, 2002, when compared to the same period in the prior year. The decrease in revenue is due to the decline in same-store sales and asset dispositions made during the Company’s repositioning program.

The decline in franchise income is due to i) an approximately $2,300 decline in royalty revenue arising from a smaller franchise system and the impact of workout agreements as discussed above, and ii) a decline in rental income also resulting from the closure of franchise restaurants.

The changes in restaurant-level margins are explained as follows:

	Twelve Weeks Ended	Forty Weeks Ended
Restaurant-level margins for the period ended November 5, 2001	9.4%	9.3%
Increase due to an emphasis on premium products	2.5%	1.9%
Increase due to decreased general liability reserve, net of premium increase	0.1%	0.7%
Increase (decrease) due to changes in labor costs	0.1%	(0.5)%
Decrease due to higher repair and maintenance expenditures	(0.3)%	(0.5)%
Increase due to reduced workers’ compensation reserve, net of premium increase	—%	0.1%
Increase due to lower natural gas and electricity costs	(0.4)%	—%
Increase due to all other, net (principally repositioning activities)	1.7%	1.9%

Restaurant-level margins for the period ended November 4, 2002	13.1%	12.9%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

La Salsa

Same-store sales for our company-operated La Salsa restaurants increased 0.8%. Restaurant-level margins were 14.1% as a percentage of company-operated restaurant revenue as compared to approximately 16.1% in the prior quarter due to additional labor in the restaurants. Food and packaging costs were 27.4%, payroll and other employee benefits were 30.8% and occupancy and other operating costs were 27.8%. La Salsa operated at essentially breakeven during the third quarter.

Since the acquisition of SBRG on March 1, 2002, revenue from company-operated La Salsa restaurants was $28,813. Restaurant-level margins were 14.9% as a percentage of company-operated restaurant revenue. Food and packaging costs were 27.0%, payroll and other employee benefits were 31.5% and occupancy and other operating costs were 26.6%. La Salsa has contributed $517 of net income to the Company since the acquisition of SBRG.

Interest Expense

Interest expense for the third quarter of fiscal 2003 decreased $1,478, or 12.6%, to $10,273 as compared with previous year third quarter primarily due to prior year acceleration of the amortization of loan fees as a result of an amendment shortening the term of the senior credit facility, as sell as lower interest rates during the third quarter of fiscal 2003.

For the forty week period ended November 4, 2002, interest expense decreased $12,348, or 26.4%, to $34,435 as compared to the previous year due to lower levels of borrowings outstanding under our senior credit facility.

Other Consolidated Income and Expenses

Advertising expenses increased modestly in an effort to bolster sales following a decline in same-store sales. General and administrative expenses decreased $153 for the twelve-week period ended November 4, 2002, as compared to the prior year. The prior year included amortization of goodwill in the amount of $1,284 (which is no longer amortized in accordance with SFAS 142, see Note 2 of Notes to the Condensed Consolidated Financial Statements) and the current quarter includes general and administrative expenses of the SBRG companies in the amount of $1,429 (including amortization of intangible assets). For the forty week period ended November 4, 2002, general and administrative expenses increased $191, or 0.2%, to $87,336, as compared to the prior year. The current year includes general and administrative expenses of the SBRG companies in the amount of $4,053 (including the amortization of intangible assets), while the prior year includes amortization of goodwill in the amount of $4,452 (which is no longer amortized in accordance with SFAS 142, see Note 2 of Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense), Net increased $3,684 during the twelve week period ended November 4, 2002. As we sold 404,000 shares of Checkers’ stock, realizing a net gain of $3,134. We intend to sell all of the remaining 42,000 shares of Checkers stock as price and market conditions permit. Additionally, during the third quarter of fiscal 2003, we repurchased $5,545 (face value) of convertible notes. During the forty week period ended November 4, 2002, Other Income (Expense), Net increased $10,968, primarily due to the sale of Checkers common stock and the repurchase of senior convertible notes resulting in net gains of $8,959 and $2,201, respectively.

Income Taxes

As discussed in Note 10 of Notes to the Condensed Consolidated Financial Statements. We recorded a net tax benefit for the twelve and forty weeks ended November 4, 2002 of $5,059 and $7,187, respectively, arising from filing amended tax returns to carryback operating losses as permitted by the Job Creation and Worker Assistance Act of 2002. We believe that our net operating losses are such that we will not be required to pay federal income taxes on this fiscal year’s taxable earnings and have only provided for minimum state franchise taxes. We have not recorded deferred tax assets due to the existence of our tax valuation allowance because we believe that it is more likely than not that we will not realize such deferred tax assets. As such, excluding the tax benefit described above, we have provided only for the minimum state taxes ($337 for the third quarter and $2,204 for the year-to-date) in our Condensed Consolidated Statement of Operations based on the effective rate expected for the full fiscal year.

Financial Condition and Liquidity

Our need for liquidity during the next 12 months will arise primarily from the funding of capital expenditures and any voluntary open market repurchases of Convertible Subordinated Notes. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We have no mandatory payments of principal on the $136,334 of

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Convertible Subordinated Notes outstanding or the $200,000 of Senior Subordinated Notes outstanding prior to their final maturities in 2004 and 2009, respectively.

The senior credit facility permits borrowings of up to $100,000. As of November 4, 2002, we had $0 outstanding under our senior credit facility, $54,736 outstanding on standby letters of credit and available borrowings of $45,264. In addition to a blanket lien, certain assets secure the credit facility including all of our personal property assets and certain restaurant property deeds of trust with an estimated sales value of $218,200. Borrowings bear interest at either the LIBOR rate plus an applicable margin or the prime rate plus an applicable margin, with interest due monthly. The applicable interest rate at November 4, 2002 is LIBOR plus 4.0%, or 6.75% per annum, on a balance of $0. The agreement underlying the senior credit facility includes certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets in the above described collateral pool, prepay certain debt, engage in a change of control transaction without the member banks’ consents, pay dividends, make investments or acquisitions and incur capital expenditures. The full text of the contractual requirements imposed by this financing is set forth in the Amended and Restated Loan and Security Agreement which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of November 4, 2002. Subject in certain instances to cure periods, the lenders under our credit facility may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of our agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default other significant obligations. In the event the senior credit facility is declared accelerated by the lenders (which can occur only if we are in default under the facility), our 9.125% senior subordinated notes due 2009 and our 4.25% convertible subordinated notes due 2004 may also become accelerated under certain circumstances and after all cure periods have expired.

The Convertible Subordinated Notes, which are unsecured obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 4.25% per annum in semi-annual coupons due on each March 15 and September 15, with all outstanding principal due and payable in March 2004. We have the right to prepay the notes at any time for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium is presently 1.417% of the principal amount redeemed, but reduces annually through 2004 at which point no premium is payable. The full text of the contractual requirements imposed by this financing is set forth in the indenture which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of November 4, 2002. Subject in certain instances to cure periods, the holders of the Convertible Subordinated Notes may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the indenture, in the event of specified events of insolvency, or if other significant obligations are accelerated.

The Senior Subordinated Notes, which are unsecured obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 9.125% per annum in semi-annual coupons due on each May 1 and November 1, with all outstanding principal due and payable May 1, 2009. We do not have the right to prepay the notes until May 1, 2004, at which time we may prepay the notes for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium from May 1, 2004 to May 1, 2005 is 4.563% of the principal amount redeemed, but reduces annually through 2007 at which point no premium is payable. The indenture includes certain restrictive covenants including our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, pay dividends, make investments, dispose of assets and make restricted payments. Restricted payments include certain loans, treasury stock repurchases and voluntary repurchases of outstanding debt. As of December 5, 2002, after taking into account the repurchase of convertible debt as described in Note 4 of Notes to the Condensed Consolidated Financial Statements, the amount of permitted restricted payments is $28,185. The full text of the contractual requirements imposed by this financing is set forth in the indenture which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of November 4, 2002. Subject in certain instances to cure periods, the holders of the Convertible Subordinated Notes may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the indenture, in the event of specified events of insolvency, if we suffer certain adverse legal judgments or if other significant obligations are accelerated.

The terms of our significant financing agreements, the senior credit facility, the Convertible Subordinated Notes and the Senior Subordinated Notes, are not dependent on any change in our credit rating. We believe the key company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, asset collateral bases and the level of equity capital of the company relative to the level of debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur and whether or not such indebtedness may be secured by any of our assets.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

During the forty weeks ended November 4, 2002, cash provided by operating activities was $74,866, which is approximately the same as the amount provided during the same period in the prior year. Although there are many components of cash flow from operating activities, during the forty weeks ended November 5, 2001, the Company collected $20,000 more in tax refunds than the same period this year. Cash used in investing activities during the forty weeks ended November 4, 2002, totaled $18,234, which principally consisted of purchases of property and equipment, which were partially offset by proceeds from the sale of property and equipment and long-term investments. Cash used in financing activities during the forty weeks ended November 4, 2002, totaled $48,660, which principally consisted of repurchases of convertible debt. During the twelve weeks ended November 4, 2002, we did not draw on the credit facility and, as of November 4, 2002, had $19,000 in overnight cash investments. There was no free cash flow for the quarter as capital expenditures exceeded cash flow from operations by $8,300. Free cash flow during the forty weeks ended November 4, 2002, was $27,955.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Capital expenditures were:

		Twelve weeks ended November 4, 2002	Forty weeks ended November 4, 2002
New restaurants (including restaurants under development)
	Carl’s Jr.	$1,470	$3,289
	Hardee’s	6,144	10,357
	La Salsa	332	832
	Timber Lodge	527	1,180

Remodels
	Carl’s Jr.	—	—
	Hardee’s	2,263	8,605
	La Salsa	—	—
	Timber Lodge	—	—

Other restaurant additions
	Carl’s Jr.	1,304	2,960
	Hardee’s	1,837	8,598
	La Salsa	221	554
	Timber Lodge	352	788

Corporate		3,670	9,878

Total		18,120	47,041

As of November 4, 2002, we had remodeled 72% of the Hardee’s company-operated restaurants to the Star Hardee’s format and had installed charbroilers in 76% of the company-operated restaurants.

In an effort to improve operations and reduce future operating costs, we have relocated several of our corporate facilities to new locations. During 2002, we began relocating our executive headquarters to Santa Barbara, California as well as the corporate offices of Carl’s Jr. We have entered into a five year agreement to lease the facility. During 2001, we relocated Hardee’s corporate offices to St. Louis, Missouri and have entered into a five year agreement to lease the facility.

We are considering various strategies to address the maturation of our Convertible Subordinated Notes. Strategies we may implement include the selected sale of assets (including real estate and restaurants) without incurring a loss on sale, a public debt offering, a debt swap, new bank debt, or some combination of those items. In the event that we are unable to successfully implement one or more of those options we may be required to sell additional restaurants which may be at a loss to raise sufficient funds to retire the debt. Those losses may be material and may have a significant negative impact on our operating results.

We, as well as the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. Additionally, we have made several repurchases of Convertible Subordinated Notes. As a result, we typically maintain current liabilities in excess of current assets resulting in a working capital deficit. As of November 4, 2002, our current ratio was 0.74 to 1.

The Company anticipates that existing cash balances, availability under existing loan agreements, and cash generated from operations will be sufficient to service existing debt and to meet the Company’s operating needs for the next twelve months.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK
(Dollars in thousands)

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our $100,000 senior credit facility, of which $0 remained outstanding as of November 4, 2002. Borrowings under our senior credit facility bear interest at the LIBOR rate plus an applicable margin. Because we had no outstanding balance on our senior credit facility, a hypothetical increase of 100 basis points in short-term interest rates would not result in a reduction in the Company’s annual pre-tax earnings. The estimated reduction is based upon the outstanding balance of our senior credit facility and assumes no change in the volume, index or composition of debt as in effect November 4, 2002. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use typically result in unconditional purchase obligations, which are not reflected in the consolidated balance sheet. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices (see page 24), could result in lower restaurant-level operating margins for our restaurant concepts.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation; including any corrective actions with regard to significant deficiencies and material weaknesses.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
OTHER INFORMATION

Part II.    Other Information.

Item 5.     Other Information.

During the twelve weeks ended November 4, 2002, KPMG LLP provided certain information technology systems services to the Company. The Company’s audit committee pre-approved the terms of these non-audit services to the Company. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
EXHIBITS AND REPORTS ON FORM 8-K
(Dollars in thousands)

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

CKE RESTAURANTS, INC. (Registrant)

December 4, 2002	/s/ DENNIS J. LACEY
Date	Dennis J. Lacey
Executive Vice President
Chief Financial Officer

CKE RESTAURANTS, INC. AND SUBSIDIARIES
EXHIBITS AND REPORTS ON FORM 8-K
(Dollars in thousands)

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 4, 2002	/s/ ANDREW F. PUZDER
Andrew F. Puzder Chief Executive Officer
*     *     *

CKE RESTAURANTS, INC. AND SUBSIDIARIES
EXHIBITS AND REPORTS ON FORM 8-K
(Dollars in thousands)

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 4, 2002	/s/ DENNIS J. LACEY
Dennis J. Lacey Chief Financial Officer

CKE RESTAURANTS, INC. AND SUBSIDIARIES
EXHIBITS AND REPORTS ON FORM 8-K
(Dollars in thousands)

EXHIBIT INDEX

Exhibit #	Description

12.1	Computation of Ratios

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350