Form 10-K
period 2003-01-27
CKE RESTAURANTS INC
filed 2003-03-26
CIK 919628

FORM 10-K

Securities And Exchange Commission Washington, D.C. 20549

(Mark One)

● Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 27, 2003

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

(805) 898-8408

Registrant’s telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 12, 2002 was $283,950,137.

The number of outstanding shares of the registrant’s common stock was 57,350,133 as of March 17, 2003.

Documents Incorporated By Reference: Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on May 2, 2003, are incorporated by reference into Part III of this Report.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Index To Annual Report On Form 10-K

For the Fiscal Year Ended January 27, 2003

Part I

Item 1. Business

We own, operate, franchise and license more than 3,300 quick-service restaurants (“QSR’s”), primarily under the brand names Carl’s Jr.®, Hardee’s®, and La Salsa Fresh Mexican Grill (“La Salsa”). Carl’s Jr. and La Salsa restaurants are predominantly located in California. Hardee’s restaurants are located primarily in the Midwest and Southeast. According to the June 24, 2002 issue of Nation’s Restaurant News, CKE Restaurants, Inc.’s (“CKE”, “Management” or the “Company”) Hardee’s and Carl’s Jr. chains are the ninth and eleventh largest sandwich restaurant chains in the United States of America, respectively, based on U.S. system-wide foodservice sales. Our system-wide restaurant portfolio at January 31, 2003 consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Company-operated	440	730	57	5	1,232
Franchised and licensed	547	1,499	42	28	2,116

Total	987	2,229	99	33	3,348

We acquired Hardee’s in 1997. At that time, we had just completed a turnaround of operations at Carl’s Jr. We were aware of Hardee’s operational difficulties, including a trend of declining same-store sales; however, we believed that we could implement a strategy to counter the operational difficulties Hardee’s was experiencing. We also believed this acquisition would enable us to expand the scope of our operations and become one of the leading nationwide operators of quick-service hamburger restaurants. We believed that there was significant value in the complimentary geographic markets and relative menu strengths of Hardee’s and Carl’s Jr.

Following the initial acquisition, we acquired an additional 691 Hardee’s restaurants from franchisees in key markets, including 557 restaurants operated by Flagstar Enterprises, Inc. (“FEI”), then the largest Hardee’s franchisee, acquired on April 1, 1998. We believed these additional acquisitions would enable us to exercise further control over, and strengthen, the Hardee’s brand. Additionally, we were advised that FEI planned to sell their restaurants to a competitor, and we believed the loss of these restaurants in Hardee’s prime territory would negatively impact Hardee’s long-term success.

In conjunction with the two-step acquisition of Hardee’s, we assumed a substantial amount of long-term debt and became a highly-leveraged company after the acquisition. We were unable to materially alter the declining same-store sales trend at Hardee’s after the acquisition. In fact, the decline in same-store sales continued. Beginning with fiscal year 2000, Hardee’s operating losses and increased interest expense resulted in our operating at a loss. When those Hardee’s operating losses arose, we had approximately $280 million outstanding under our bank facility. Furthermore, although we were not declared in default, we were not in compliance with all of the financial covenants under our bank facility. As a result of these circumstances and other factors, we embarked upon a program to sell restaurants with the objectives of reducing bank debt and shifting our restaurant system mix to one that was more franchise-based than company-operated. We also identified unprofitable restaurants and closed them. We incurred net losses on the sales of Hardee’s restaurants and recorded charges to establish an estimated liability for closing restaurants. Additionally, we reduced our operating costs to a level more commensurate with the revenue mix resulting from the rebalancing of our system-wide restaurant portfolio. We also were required to write down the carrying value of certain properties with a charge to operations, as their expected performance did not support their carrying values. These types of activities are classified as facility action charges in our Consolidated Statements of Operations.

During fiscal 2003, we acquired Santa Barbara Restaurant Group, Inc. (“SBRG”) in a stock-for-stock transaction. The acquisition was completed for strategic purposes, which included gaining control of The Green Burrito® brand, investing in the fast-casual segment (an emerging competitor to the QSR segment) and providing a growth opportunity in the “Fresh Mexican” segment. Additionally, as part of the acquisition, we acquired the Timber Lodge Steakhouse® brand (“Timber Lodge”). As that concept did not fit with our core concepts of QSR and fast-casual restaurants, we decided to sell Timber Lodge.

CKE RESTAURANTS, INC.

In accordance with Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, we completed our initial SFAS 142 transitional impairment test of goodwill, including an assessment of the Hardee’s brand provided by an outside party which resulted in recording an impairment charge of $175,780, representing the write-off of all of the goodwill related to the Hardee’s brand.

During the last fiscal year, the major QSR companies initiated a campaign of heavy competitive discounting, which has resulted in a loss of business, impacting our ability to raise prices, which, in turn, has impacted our margins and profitability. The timing of this price competition has detrimentally impacted our business turnaround.

Our Carl’s Jr. brand has operated profitably for the past five years. Currently, our objective is to complete the turnaround of Hardee’s operations such that we operate profitably on a consolidated basis.

In various places throughout this Annual Report on Form 10-K we use certain non-GAAP financial measures when describing our performance which we believe are informative. An example of such non-GAAP financial measures would be EBITDA. Please see discussion of these non-GAAP financial measures contained in Item 7 of this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Non-GAAP Measurements.”

All numbers used in the text of this Annual Report on Form 10-K are in thousands, unless otherwise noted.

Our internet address is www.ckr.com. Electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge by visiting the “Investors” section of www.ckr.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission. In addition, print copies may be obtained free of charge by contacting Investor Relations at ir@ckr.com or by phone at (805) 898-8408.

Business Turnaround

As discussed above, we are attempting to complete a business turnaround of our operations. To achieve this objective we have taken the following actions:

•	Since the end of fiscal 2000, sold 443 Hardee’s restaurants, resulting in $120.7 million of cash proceeds and incurring net losses on sales of $71.7 million. Certain new franchisees who purchased these Hardee’s restaurants are now experiencing operational and financial difficulties.

•	Since the end of fiscal 2000, sold 145 Carl’s Jr. restaurants, resulting in $117.1 million of cash proceeds and realizing net gains on sales of $69.7 million.

•	Since the end of fiscal 2000, closed 306 Hardee’s and 43 Carl’s Jr. restaurants that we determined could not reasonably be returned to our desired level of profitability.

•	Sold the Taco Bueno concept during June 2001, which consisted of 125 Mexican quick-service restaurants. The net cash proceeds from this sale were approximately $62.4 million.

•	Reduced the operating costs of the Company, including general and administrative expenses. This included reducing our work force.

•	Reduced the outstanding balance on the revolving loan portion of our bank facility to zero through the application of the proceeds from the above activities. Shortly thereafter, we amended our bank credit facility. As of the end of fiscal 2003, there was $25,000 outstanding on the bank facility.

•	Focused our operational efforts on improving the level of quality, service and cleanliness of our Hardee’s restaurants, as we believed that until we made improvements in those areas, the declining trend in same-store sales could not be reversed.

•	Focused our new product development efforts on premium products that could offer high profit margins. We introduced The Chili Burger™ at both Carl’s Jr. and Hardee’s, and Thickburgers™ at certain Hardee’s restaurants during fiscal year 2003.

CKE RESTAURANTS, INC.

•	Focused on our brands’ images with the objective of ensuring that they remain relevant to consumers. We believe we have made substantial progress in this regard for Carl’s Jr. We are presently undertaking a comprehensive approach to Hardee’s brand image. This approach includes, but is not limited to:

1.	Changing our strategy at Hardee’s from the past practice of frequent introduction of new products and offering of products at a discounted price to consumers to a strategy focusing on premium burger products with less emphasis on discounted prices; and

2.	Improving the menu offerings at Hardee’s by reducing the menu size and focusing our efforts on providing quality products to our customers.

•	Remodeled most Hardee’s company-operated restaurants and incurred material repair and maintenance charges with the objective of improving the customer appeal of the restaurants and the goal of increasing sales in the remodeled and repaired restaurants.

The results of our business turnaround activities have been:

•	We changed the system-wide mix of restaurants to one that is primarily franchise-operated. At the end of the fiscal year, approximately 55% and 67% of Carl’s Jr. and Hardee’s restaurants were franchised, respectively.

•	We closed many unprofitable operations, which has improved our gross margin percentage.

•	We paid down our existing bank facility in the prior year and entered into an amended and restated credit agreement during the first quarter of fiscal 2003.

•	We believe we have improved the quality, service and cleanliness of our Hardee’s restaurants.

•	Our same-store sales trends for company-operated restaurants, by quarter, for each brand are:

Fiscal 2003	Carl’s Jr.	Hardee’s	La Salsa

First Quarter	4.2%	0.3%	1.9%
Second Quarter	0.6%	(1.0)%	1.9%
Third Quarter	(5.0)%	(3.5)%	0.8%
Fourth Quarter	2.1%	(5.8)%	(0.7)%

Fiscal 2002

First Quarter	0.7%	(4.2)%
Second Quarter	2.3%	1.0%
Third Quarter	6.1%	1.0%
Fourth Quarter	4.3%	6.4%

•	Quarterly net income (loss) by segment has been (in thousands):

Fiscal 2003	Carl’s Jr.	Hardee’s	La Salsa	Other, Including Discontinued Operations	Excluding Facility Action Charges (Gains) and Before Cumulative Effect of Change in Accounting	Facility Action Charges (Gains) and Cumulative Effect of Change in Accounting	As Reported

First Quarter	$19,069	$(6,803)	$292	$2,786	$15,344	$177,951	$(162,607)
Second Quarter	$15,114	$(6,054)	$228	$2,945	$12,233	$1,462	$10,771
Third Quarter	$10,429	$(3,259)	$(1)	$2,414	$9,583	$80	$9,503
Fourth Quarter	$10,363	$(18,637)	$(736)	$847	$(8,163)	$(473)	$(7,690)

Fiscal 2002

First Quarter	$9,713	$(22,268)		$3,633	$(8,922)	$28,220	$(37,142)
Second Quarter	$9,495	$(13,436)		$(2,341)	$(6,282)	$30,487	$(36,769)
Third Quarter	$11,900	$(11,657)		$146	$389	$2,120	$(1,731)
Fourth Quarter	$13,996	$(11,662)		$(86)	$2,248	$10,562	$(8,314)

CKE RESTAURANTS, INC.

See discussion regarding results of operations excluding facility action charges and effect of accounting change under Factors Affecting Comparability in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Information about Industry Segments

We are engaged in the development, operation and franchising of quick-service and fast-casual restaurants, primarily under the brand names Carl’s Jr., Hardee’s, and La Salsa, principally in the United States of America. Information about our revenues, operating profits and assets is contained in Part II, Item 6 of this Annual Report on Form 10-K.

Our Strategies

As shown in the segment quarterly net income (loss) table above, as well as the information contained in the Consolidated Financial Statements and notes thereto, Carl’s Jr. operates profitably while Hardee’s operates at a loss. In viewing the segments, we allocate much of our general and administrative expenses and all of our interest to each of the segments. On that basis, Hardee’s has been operating at a loss, excluding facility action charges, of approximately $3,000 per month during the last fiscal year. Revitalizing Hardee’s remains the primary focus for our management team.

Our success will depend on the successful execution of our strategy, which includes:

•	maintaining the profitability of the Carl’s Jr. brand;

•	continuing to focus on premium, rather than discounted, products;

•	continuing to focus on cost controls;

•	remodeling the Hardee’s restaurants;

•	growing the La Salsa brand;

•	leveraging dual-brand opportunities with Green Burrito;

•	successfully implementing the recently announced plan to distinguish Hardee’s as a premium burger restaurant; and

•	addressing the maturity of our $122.3 million of convertible notes which mature in March 2004 and our credit facility which matures in December 2003 (see Item 7 – Management’s Discussion and Analysis of the Results of Operations below).

The key success factor in operating Hardee’s profitably is increasing sales. At the end of the fiscal year, the average-unit volume (“AUV”) at our company-owned Hardee’s restaurants was approximately $769, while franchise-operated AUV was $812. We estimate that for the concept to operate profitably, the AUV must be in the range of $850 to $900. We can provide no assurance that we will be successful in improving Hardee’s AUV’s to those levels.

Narrative Description of Business

Carl’s Jr.

Concept.    Carl’s Jr. restaurants offer superior food quality, a diverse menu, premium dining selections at reasonable prices, and attentive customer service to create a quality dining experience for its customers. We believe that these features differentiate Carl’s Jr. from its competitors and are critical to its success. The menu at Carl’s Jr. features freshly prepared food items that appeal to a broad audience. We generally make Carl’s Jr. charbroiled hamburgers, chicken sandwiches and signature items at the time of the customer’s order, applying exacting quality standards and offering them in generous portions. By providing partial table service, unlimited drink refills and an attractive restaurant decor, Carl’s Jr. restaurants offer a pleasant, customer-friendly environment. We believe that our focus on our customers and customer service, superior food quality and generous portions enables Carl’s Jr. restaurants to maintain a strong price-value image with customers that has met with relative success. Our Carl’s Jr. AUV’s were $1,153 for the trailing twelve months ended January 31, 2003.

CKE RESTAURANTS, INC.

Menu and Restaurant Design.    Carl’s Jr. restaurants offer a variety of products that have a strong reputation for quality and taste. The Carl’s Jr. menu is relatively uniform throughout the chain and features several charbroiled hamburgers and chicken sandwiches, including The Six Dollar Burger™, Famous Star, Western Bacon Cheeseburger®, Super Star®, Charbroiler Chicken Sandwich®, Chili Burger™, Crispy Chicken Sandwich, the Sourdough Bacon Cheeseburger and the Spicy Chicken Sandwich. We also offer a fish sandwich, stuffed baked potatoes, prepackaged salads, french fries, chili fries, onion rings and fried zucchini. Most Carl’s Jr. restaurants also have a breakfast menu including French Toast Dips®, Sunrise Sandwich®, Croissant Sunrise Sandwich™ and a breakfast burrito. In addition, the restaurants sell a variety of promotional products on a limited basis.

Most Carl’s Jr. restaurants are freestanding, ranging in size from 2,500 to 4,000 square feet, with a seating capacity of 65 to 115 persons and drive-thru facilities. Some restaurants are located in shopping malls and other in-line facilities. Currently, several building designs and floorplans are in use system-wide, depending upon operational needs, local zoning requirements and real estate availability.

Substantially all of our Carl’s Jr. restaurants have bright colored exteriors, red awnings and a large, tilted Happy Star® logo. The interiors feature the same bright colors, food murals, display cases for salads and desserts and accent lighting throughout the dining area. We believe that Carl’s Jr.’s restaurant design further increases consumer awareness of the Carl’s Jr. brand.

We recently introduced a new prototype building marking a significant shift in the design of Carl’s Jr. restaurants. The design was conceived to improve the drive-thru experience and features dynamic lighting, extensive landscaping, and a fluid traffic flow. The interior of the restaurant has an open, contemporary look. We believe the new building design signifies that Carl’s Jr. is not a typical fast-food restaurant.

Dual-Branding.    Dual-branding allows a single restaurant to offer consumers two distinct brand menus. In May 1995, we entered into an agreement with Green Burrito, the predecessor of SBRG, to offer the Green Burrito menu at selected Carl’s Jr. locations. We believe Green Burrito’s position in the popular Mexican food segment and its dinner menu orientation complement the Carl’s Jr. menu. Customers of the Carl’s Jr./Green Burrito dual-brand restaurants are able to order items from both menu boards located at the same counter. Both menus are also available to customers utilizing the drive-thru. The Green Burrito menu offered at the dual-brand restaurants features a wide variety of traditional Mexican food items, including burritos, enchiladas, tacos, taquitos and nachos, as well as combination meals which are served with rice and beans. A variety of condiments such as jalapeno peppers, hot sauce and mild and hot salsa are available at self-serve salsa bars so that customers can spice and garnish their meals according to individual taste. In order to convert an existing Carl’s Jr. restaurant to a dual-brand Carl’s Jr./Green Burrito restaurant, the additional equipment necessary to offer the Green Burrito menu is added to the Carl’s Jr. restaurant, as well as new menu boards and new signage, both inside and outside, indicating the offering of both brands. In most cases, changes to the seating area or other parts of the physical structure of the restaurant are unnecessary. We believe that this dual-branding program has attracted new customers, while increasing the frequency of customer visits at converted restaurants. Our dual-branded Carl’s Jr./Green Burrito restaurants have the highest average unit volumes in the system, at $1,283 for the trailing twelve months ended January 31, 2003. In general, the cost to convert an existing Carl’s Jr. restaurant to a dual-brand Carl’s Jr./Green Burrito restaurant is approximately $60.

On March 1, 2002, we acquired SBRG, which owns the Green Burrito brand. This acquisition provided us with control of the menu and of the ability to develop the brand, and eliminated our franchise fee and royalty expense. We receive a franchise fee for each franchise conversion and royalties from our franchisees’ Green Burrito food sales. As of January 31, 2003, 113 Carl’s Jr. company-operated locations have been converted to Carl’s Jr./Green Burrito dual concept restaurants. As of January 31, 2003, 88 franchised Carl’s Jr. restaurants have been converted to the Carl’s Jr./Green Burrito concept.

Hardee’s

Concept.    Hardee’s has a market presence in the Southeastern and Midwestern United States. The Hardee’s restaurant chain offers a variety of menu items, including breakfast and certain made-to-order lunch and dinner offerings (including charbroiled hamburgers in those restaurants that have been remodeled). Currently, Hardee’s is changing its focus from discount, variety products to premium products, such as The Six Dollar Burger™ and premium Angus beef Thickburgers™.

CKE RESTAURANTS, INC.

Menu and Restaurant Design.    Hardee’s restaurants currently offer primarily hamburgers and chicken sandwiches. A significant portion of Hardee’s day part is breakfast. Breakfast generates approximately 40% of Hardee’s overall operating revenue. Hardee’s breakfast menu features Made From Scratch™ biscuits, biscuit breakfast sandwiches and other items such as hash rounds and breakfast platters. Substantially all of Hardee’s restaurants have drive-thru facilities, and selected restaurants are open 24 hours a day, primarily on the weekends. Most Hardee’s restaurants are freestanding, ranging in size from 3,000 to 3,500 square feet, with a seating capacity of 75 to 100 persons. Currently, several building designs and floor plans are in use system-wide, depending upon operational needs, local zoning requirements and real estate availability.

Since our acquisition of Hardee’s, we introduced certain made-to-order lunch and dinner menu items that are currently served in our Carl’s Jr. restaurants, such as The Six Dollar Burger™, Chicken Breast Strips and other signature products from Carl’s Jr. We recently introduced a line of premium  1/3-pound,  1/2-pound, and  2/3-pound Thickburgers™ in certain Hardee’s markets. We expect to offer Thickburgers at all of our Hardee’s restaurants within the next several months. We have implemented the Carl’s Jr.-style limited table service and added “all-you-can-drink” beverage bars in all of our company-operated Hardee’s restaurants, and some of our franchise restaurants. We expect to implement these changes at all franchised Hardee’s by the third quarter of fiscal 2004. Additionally, we are remodeling our Hardee’s restaurants to the “Star Hardee’s” format, which we designed to update and revitalize the Hardee’s brand with the menu and operating qualities of Carl’s Jr. A Star Hardee’s remodel involves installing charbroilers in the kitchens, remodeling the interior and exterior of the restaurant and installing new signage that accents the Hardee’s name with a Star logo. Over the past year, we, along with some franchisees, have been able to revise the remodel, and thus have been able to significantly reduce the cost. We believe that the revised remodels offer consumers the same quality dining experience as the original Star Hardee’s conversion.

As of January 31, 2003, we had remodeled 567, or approximately 78%, of our company-operated Hardee’s restaurants. The approximate cost to remodel a restaurant to the Star Hardee’s format is approximately $75.

La Salsa Fresh Mexican Grill

Concept.    La Salsa restaurants are located primarily in California. La Salsa restaurants are quality, fast-casual restaurants featuring traditional Mexican food items. The restaurants, modeled after “taquerias” of Mexico, primarily cater to the lunch and dinner segment and feature freshly prepared items.

Menu and Restaurant Design.    La Salsa restaurants emphasize generous portions and quality ingredients including Grade “A” skinless chicken, USDA lean steak, Mahi Mahi, shrimp, real cheddar and Monterey Jack cheese, long-grain rice and both black and pinto beans. All ingredients are prepared fresh as there are no can openers or microwave ovens in the restaurants. Food is prepared to order, so that each item served will be fresh and hot. The restaurants also offer a self-service salsa bar featuring a variety of condiments and freshly made salsas. Most La Salsa restaurants are in-line, ranging in size from 1,700 to 2,000 square feet with a seating capacity of 40 to 50 persons. Currently, several floor plans are in use system-wide, depending on operational needs, local zoning requirements and real estate availability.

Investments in Other Restaurant Concepts

In the past, we have invested in other restaurant concepts, as described below (see also Note 9 of Notes to the Consolidated Financial Statements).

Rally’s and Checkers.    Through a series of transactions, the Company had an investment in Checkers Drive-In Restaurants, Inc. (“Checkers”). Checkers operates and franchises approximately 402 Checkers and 387 Rally’s double drive-thru quick-service hamburger restaurants, primarily in the Southeastern and Midwestern United States. Through fiscal 2002, we accounted for our investment in Checkers under the equity method of accounting, as our Chairman of the Board was the Chairman of Checkers. Our Chairman is no longer a member of the Board of Directors of Checkers. During the fourth quarter of fiscal 2000, we wrote-down our investment in Checkers by $16,620 to its fair market value upon our evaluation that the investment had experienced an other than temporary decline in value. Further, as a result of recognizing our share of the net losses of Checkers, our investment in Checkers was zero as of January 31, 2000. During fiscal 2003 and 2002, we sold 977,000 and 358,000 shares of Checkers stock, respectively, and generated net proceeds of $9,200 and $1,900, respectively. As of January 31, 2003, we have divested our entire investment in Checkers.

CKE RESTAURANTS, INC.

Boston Market.    We held a minority interest in Boston West, LLC (“Boston West”), which operated Boston Market restaurants in designated markets in Southern California as a franchise area developer of Boston Chicken, Inc. (“BCI”), the franchisor of the Boston Market restaurant concept. BCI and its subsidiaries filed for protection under Chapter 11 of the Federal Bankruptcy Code on October 5, 1998. In a separate action, on November 9, 1998, Boston West filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code in order to restructure its overall operations. In April 2000, Boston Market Corporation (“BMC”), a wholly-owned subsidiary of McDonald’s Corp., acquired BCI’s rights, claims and interests relating to Boston West. As a result, Boston West and BMC filed a joint plan of reorganization that was approved by the bankruptcy court. Under this plan, we no longer have an ownership interest in Boston West or any of the Boston Market restaurants formerly operated by Boston West. Additionally, under the plan, Boston West was dissolved.

Taco Bueno.    On June 10, 2001, we sold the Taco Bueno concept. The net proceeds from the sale were approximately $62.4 million and were used to permanently reduce our bank debt (see Note 6 of Notes to the Consolidated Financial Statements).

Santa Barbara Restaurant Group.    On March 1, 2002, we acquired Santa Barbara Restaurant Group, Inc. and its La Salsa, Green Burrito and Timber Lodge Steakhouse restaurant brands (See Note 2 of Notes to the Consolidated Financial Statements). Because the Timber Lodge brand does not fit our core concept of fast-casual restaurants, it is classified as an asset held for sale as of January 31, 2003. An independent committee of members of the Board of Directors engaged an investment banking firm (Roth Capital Partners) to solicit bids to acquire Timber Lodge Steakhouse.

Although we have no present intention to acquire additional interests in other restaurant concepts, we may do so in the future depending on the business prospects of the restaurant concept, the availability of financing at attractive terms, alternative business opportunities available to us, the consent of our senior lenders, if required, and general economic conditions.

Restaurant Development

We perform extensive due diligence for new restaurant site selections before we commit to opening, or permitting a franchise to open, a restaurant at a location. We intend to continue to open new company-operated restaurants primarily in established markets. In fiscal 2003, we developed nine new restaurants, and our franchisees and licensees developed 40 new restaurants. The average development cost, including capitalizing ground and equipment leases at 10%, for owned restaurants was as follows (1):

	Average per restaurant

	Carl’s Jr.	Hardee’s	La Salsa

Land	$645	$375	$—
Building	585	500	355
Equipment	250	250	120

Total	$1,480	$1,125	$475

(1)	The averages above are contingent upon a number of factors including, but not limited to, store prototype, geographical area, and local zoning requirements.

Franchising

Carl’s Jr.    Our franchise strategy is designed to further the development of the Carl’s Jr. chain and reduce the total capital we need to develop new Carl’s Jr. restaurants. Franchise arrangements with Carl’s Jr. franchisees, which operate in Alaska, Arizona, California, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas, Utah and Washington, generally provide for initial fees and continuing royalty payments and advertising fees to us based upon a percentage of gross sales (generally 4% for royalties and 5% to 7% for advertising). Additionally, most Carl’s Jr. franchisees purchase food, paper and other supplies from us. Franchisees may also be obligated to remit lease payments for the use of company-owned or leased restaurant facilities and to pay related occupancy costs, which include maintenance, insurance and property taxes.

As of January 31, 2003, our Carl’s Jr. franchisees and licensees operated 547 Carl’s Jr. restaurants, or approximately 55% of the system. Our franchising and licensing philosophy is premised on our franchisees’ active involvement in and management of operations. Only candidates with appropriate operational experience and financial stability are considered for the

CKE RESTAURANTS, INC.

program, and specific net worth and liquidity requirements must be satisfied. In addition, area development agreements generally require franchisees to open a specified number of Carl’s Jr. restaurants in a designated geographic area within a specified time period.

The majority of our Carl’s Jr. franchisees own more than one restaurant, with 26 franchisees owning seven or more restaurants. We presently anticipate that our Carl’s Jr. franchisees and licensees will open approximately 50 new Carl’s Jr. restaurants during fiscal 2004.

Hardee’s.    Franchise agreements with Hardee’s franchisees, who operate restaurants in the Southeastern and Midwestern United States, generally provide for initial fees and continuing royalty payments to us based upon a percentage of gross sales (generally 4% for royalties and 3.5% for advertising). Franchisees are required to purchase certain inventory and supplies from approved suppliers and are required to spend a minimum percentage of gross sales each month on advertising. In addition, most franchisees are required to purchase and install all fixtures, furnishings, signs and equipment specified in the approved site layout and plan. Prior to the opening of a franchised restaurant, the general manager of each franchise is required to attend and complete Hardee’s company-sponsored training program. Franchisees may also be required to remit lease payments for the use of our company-owned or leased restaurant facilities and to pay related occupancy costs.

As of January 31, 2003, our Hardee’s franchisees and licensees operated 1,499 Hardee’s restaurants, approximately 67% of the system. Our franchising and licensing operations are premised on the active involvement of franchisees in restaurant management and operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements. Generally, area development agreements require franchisees to open a specified number of restaurants in a designated geographic area within a specified period of time.

At Hardee’s, average unit volumes for our international licensed restaurants were $739 in fiscal 2003 and total sales at Hardee’s international restaurants exceeded $9,800.

Since our acquisition of Hardee’s, we have worked to develop and enhance a productive relationship with our Hardee’s franchisees. We have been supportive of Hardee’s franchise association and we believe we have improved communications with franchisees. Our Hardee’s franchisees are joining us in our Star Hardee’s remodel program and, as of January 31, 2003, operated 633 franchised Star Hardee’s restaurants.

As of January 31, 2003, franchisees and licensees operated 1,499 Hardee’s restaurants. The majority of our Hardee’s franchisees own more than one restaurant, with 31 franchisees owning 10 or more restaurants.

Restaurant Operations and Support

We strive to maintain high standards in all products and equipment used by our restaurants, as well as our operations related to food preparation, service and cleanliness. We generally prepare our hamburgers and chicken sandwiches after the customer has placed an order with the goal of serving them promptly. In addition, we charbroil hamburger patties and chicken breasts in a gas-fired double broiler that sears the meat on both sides in a uniform heating and cooking time. At our Hardee’s restaurants, we have focused on the fundamentals of restaurant operations: quality, service and cleanliness. We believe our renewed focus on these factors, as well as our ongoing remodel program, which includes the installation of gas-fired charbroilers, are necessary for improved restaurant operations. At our La Salsa restaurants, we prepare our fresh-Mex menu items after the customer has placed an order with the goal of serving them promptly.

Our commitment to quality in both our products and our operations is supported by our training program. Each company-operated restaurant is operated by a general manager who has received a minimum of nine weeks of management training. This training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. The general manager trains other employees in accordance with our guidelines. District managers, who are responsible for 7 to 9 restaurants, also supervise general managers. Approximately 150 district managers are under the supervision of regional vice presidents, who regularly inspect the operations in their respective districts and regions.

Marketing and Advertising

The Company’s marketing and advertising initiatives focus on building brand awareness through the balanced use of television, radio and print advertising. These activities are supported by contributions from all restaurants of approximately 4.0% of sales for both franchise and company-operated Carl’s Jr. restaurants.

CKE RESTAURANTS, INC.

Hardee’s franchise and company-operated restaurants contribute approximately 3.5% of their sales to advertising co-operatives which use the funds to purchase television and radio advertising time. In addition, Hardee’s restaurants contribute approximately 1.5% of their sales to purchase merchandising materials, print coupons, and execute outdoor and local restaurant marketing efforts.

La Salsa franchise and company-operated restaurants contribute approximately 1.0% of their sales for the production of print and broadcast advertising and marketing material.

See discussion of advertising in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Purchasing

We purchase most of the food products and packaging supplies used in our Carl’s Jr. restaurant system and warehouse and distribute such items to both company-operated and franchised Carl’s Jr. restaurants. Although not required to do so, our Carl’s Jr. franchisees in California and some adjacent states purchase most of their food, packaging and supplies from us. We have elected not to outsource all of our distribution activities because we believe our mature procurement process allows us to effectively manage our food costs, provide adequate quantities of food and supplies at competitive prices, and generate revenue from Carl’s Jr. franchisees by adding a nominal mark-up to cover direct costs and provide better overall service to our restaurants in California. We seek competitive bids from suppliers on many of our products, approve suppliers of those products and require them to adhere to our established product specifications.

We currently purchase substantially all of the food, packaging and supplies sold or used in our Hardee’s restaurants from MBM Corporation (“MBM”). MBM currently distributes products to company-operated restaurants and to many of the Hardee’s restaurants operated by our franchisees. Pursuant to the terms of our recently completed distribution agreements, we are obligated to purchase substantially all of our specified product requirements from MBM for a remaining term of seven years. The prices we pay for MBM products, and the delivery fees we pay, are subject to adjustment in certain circumstances, which may include increases or decreases resulting from changes in the distributor’s cost structure.

We purchase most of the food, packaging and supplies used in our La Salsa restaurants from McCabe’s Quality Foods. We have distribution agreements with both McCabe’s Quality Foods, who services restaurants in California, Nevada and Arizona, and Sysco, who distributes to our outer market franchise restaurants. The agreements with McCabe’s and Sysco expire in fiscal 2004 and 2006, respectively.

Competition and Markets

The restaurant business is intensely competitive and affected by changes in a geographic area, changes in the public’s eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and local traffic patterns. Key elements of competition in the industry are the price, quality and value of food products offered, quality and speed of service, advertising effectiveness, brand name identification, restaurant locations and attractiveness of facilities.

We primarily compete with major restaurant chains, some of whom dominate the QSR industry, and also compete with a variety of other take-out foodservice companies and fast-food restaurants. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, as well as supermarkets and convenience stores. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources and higher franchise AUV’s.

Trademarks and Service Marks

We own numerous trademarks and service marks, and have registered many of those marks, including Carl’s Jr., the Happy Star logo, Hardee’s, La Salsa Fresh Mexican Grill and proprietary names for a number of the Carl’s Jr. and Hardee’s menu items, with the United States Patent and Trademark Office. We believe our trademarks and service marks have value and play an important role in our marketing efforts.

CKE RESTAURANTS, INC.

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

The Company monitors its facilities for compliance with the Americans with Disabilities Act (“ADA”) in order to conform to its requirements. Under the ADA, the Company could be required to expend funds to modify its restaurants to better provide service to, or make reasonable accommodation for the employment of, disabled persons. We believe that such expenditures, if required, would not have a material adverse effect on the Company’s operations.

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

We cannot provide assurance that all such environmental conditions have been identified by us. These conditions include the presence of asbestos-containing materials, leaking underground storage tanks and on-site spills. Further, certain properties formerly had landfills, historic industrial use, gasoline stations and/or dry cleaning businesses located on or near the premises. Corrective action, as required by the regulatory agencies, has been undertaken at some of the sites, although the majority of these sites are being remediated by former landowners or tenants. The enforcement of our rights against third parties for environmental conditions, such as off-site sources of contamination, may result in additional transaction costs for us.

Seasonality

We operate on a retail accounting calendar. Our fiscal year has 13 four-week accounting periods and ends the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks.

Our restaurant sales, and therefore our profitability, are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and better weather conditions, which affect the public’s dining habits.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

CKE RESTAURANTS, INC.

Research and Development

We operate research and development facilities in California and Missouri. While research and development activities are important to our business, these expenditures are not material.

Employees

We employ approximately 30,000 persons, primarily in restaurants we own and operate and also in our corporate offices and distribution facilities. Only those employees working at the La Salsa restaurant located in the Luxor Hotel in Las Vegas, Nevada are covered by a collective bargaining agreement. We have never experienced a work stoppage attributable to labor disputes. Past attempts to unionize our distribution center employees have been rejected by employee votes. We believe our employee relations are good.

Working Capital Practices

Information about our liquidity is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended January 31, 2003, 2002 and 2001 in Part II, Item 7, pages 43 through 48, and the Consolidated Statement of Cash Flows for the years ended January 31, 2003, 2002 and 2001 in Part II, Item 8, page 62 of this Form 10-K.

Recent Developments

Competitive Discount Pricing

During recent months, major QSR companies with whom we compete have implemented strategies that rely on heavy use of competitive discount pricing in an attempt to bolster sales.

Hardee’s Premium Burger Menu

On January 21, 2003, we announced plans to convert all of our Hardee’s restaurants to a new menu focused on 1/3-pound, 1/2-pound, and 2/3-pound Angus beef burgers. This plan is intended to establish a new identity for Hardee’s and distinguish the concept from other quick-service restaurants.

Divestiture of Timber Lodge

As discussed in Note 6 of Notes to Consolidated Financial Statements, Timber Lodge is accounted for as a discontinued operation. The operations of Timber Lodge, a loss of approximately $53 for the period March 1, 2002 (the “Acquisition Date”) through January 31, 2003, are included in the Consolidated Financial Statements for fiscal 2003 as discontinued operations.

Adoption of New Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements.

Disclosure Regarding Forward-Looking Statements

Matters discussed in this Form 10-K contain forward-looking statements relating to future plans and developments, financial goals, and operating performance that are based on management’s current beliefs and assumptions. Such statements are subject to risks and uncertainties. Factors that could cause the Company’s results to differ materially from those described include, but are not limited to, anticipated and unanticipated restaurant closures for the Company and its franchisees, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding the Company’s products, effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in the Company’s suppliers’ ability to provide quality and timely products to the Company, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of the Company’s franchisees, franchisees’ willingness to participate in our strategy, availability of financing for the Company and its franchisees, unfavorable outcomes on litigation, changes in accounting policies and practices, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designed for development, and other factors as discussed in the Company’s filings with the Securities and Exchange Commission.

CKE RESTAURANTS, INC.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

Risk Factors

We are engaged in a business turnaround. The success of a business turnaround, by its very nature, involves a significant number of risks, many of which are discussed below:

Our ability to pursue new business opportunities, remodel older restaurants and open new restaurants, which are necessary in order to remain competitive and grow, may be impacted by the fact that we are a highly leveraged company.

As of the end of the fiscal year, our outstanding indebtedness, including capital leases, was $419,619. Our debt level may restrict the pursuit of new opportunities such as business acquisitions. Our substantial indebtedness requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which may prevent us from pursuing plans to open new restaurants and make other capital expenditures necessary to remain competitive in the QSR segment. For instance, the principal measure of success in the QSR segment is same-store sales. Remodeling older restaurants is an effective way to stimulate sales. If we are required to divert cash flow to repayment of debt from the remodeling of older restaurants, as well as opening new restaurants, our future profitability would be adversely affected. Failure to maintain certain financial ratios could cause us to violate the terms of our credit facility and thereby result in acceleration of our indebtedness, impair our liquidity and limit our ability to operate. Our failure to make required debt payments could result in an acceleration of our indebtedness, in which case the lenders would be entitled to exercise their remedies. Our highly-leveraged status may prevent us from accessing credit or equity markets at favorable terms to address future financing needs. The lack of availability of financing may prevent us from implementing growth plans or proceeding with operational improvement initiatives, which may place us at a disadvantage compared to our competitors and increase our vulnerability to general adverse economic and industry conditions. Additionally, because we are highly leveraged, it may be more difficult for us to satisfy our obligations with respect to our outstanding public debt, senior credit facility and other indebtedness.

Our future success may be affected by our ability to revitalize Hardee’s.

We have been challenged in our efforts to reestablish the connection between Hardee’s and consumers. Our efforts have included new marketing strategies, remodeling restaurants, refranchising restaurants, product variety, use of discounting and a focus on the fundamentals (quality, service and cleanliness). Hardee’s is an under-performing brand. Failure to revitalize the brand may have a significant negative effect on our success.

Our success may be dependent on our franchisees’ participation in our strategy.

Our franchisees are an integral part of our business. We may be unable to successfully implement our brand strategies if our franchisees do not participate in that implementation. A failure by our franchisees to focus on the fundamentals of restaurant operations (quality, service and cleanliness) may have a negative impact on our success.

Our financial results may be affected by our franchisees.

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

Our business may be adversely affected by unfavorable economic conditions and increased operating costs that may adversely affect our results of operations and financial condition.

When the American consumer has more to spend, restaurant trends are, in general, positively impacted. The QSR segment has historically attracted consumers that are either lower income and/or pressed for time. Due to the low average check, the QSR segment is relatively recession resistant. However, if the national trend were to be a severe economic downturn, the resulting impact on our customers’ disposable incomes would have a negative impact on our sales. Our profitability could also be negatively impacted if we face increased costs for food, fuel, utilities, wages, clothing and equipment, that we are unable to recover through price increases.

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

Our business depends on our ability to obtain commodities.

Operation of our restaurants requires the purchase of energy and agricultural products. Occasionally, the availability of such commodities is limited due to circumstances beyond our control. If we are unable to obtain such products we may be unable to offer certain products which would impact our profitability. Also, if the cost of such commodities increases we may be unable to implement appropriate price increases.

Our success depends on our ability to judge the impact of competitive products and pricing.

Successful operation of our restaurants requires the ability to identify the effects of product and pricing trends. If we are unable to effectively evaluate the impact of product or pricing trends, we may fail to implement strategies allowing us to capitalize on those trends, which may result in decreased sales or increased costs.

Our success depends on our ability to compete with our competitors.

The foodservice industry is intensely competitive with respect to the quality and value of food products offered, concept, service, price, dining experience and location. We compete with major restaurant chains, some of whom dominate the QSR segment. Our competitors also include a variety of mid-price, full-service casual dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, as well as supermarkets and convenience stores. Many of our competitors have substantially greater brand recognition and financial, marketing, operating and other resources than we have, which may give them competitive advantages. Our competitors also make changes to their pricing or other marketing strategies that may detrimentally impact us, as discussed under Recent Developments above. As our competitors expand operations, we expect competition to intensify. Such increased competition could have a material adverse effect on our financial condition and results of operations.

Our business depends on our suppliers’ abilities to provide quality products to us timely.

Our profitability is dependent upon, among other things, our ability to offer fresh, high-quality food at moderate prices. While we continue to operate our own distribution business for most of our Carl’s Jr. system, we rely upon independent distributors for our Hardee’s restaurants. In particular, our Hardee’s restaurants depend on the distribution services of MBM (see discussion under Purchasing above). MBM is responsible for delivering food, packaging and other products from our vendors to our Hardee’s restaurants on a regular basis. MBM also provides distribution services to most of our Hardee’s franchisees. Any disruption in these distribution services could have a material adverse effect on our business. In addition, our dependence on frequent deliveries of food and packaging products subjects our restaurants to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients.

Our business may be significantly impacted by consumer preferences and perceptions.

Foodservice businesses often are affected by changes in consumer tastes and perceptions. Traffic patterns and demographics, as well as the type, number and locations of competing restaurants, may adversely affect the performance of individual restaurants. Multi-unit foodservice businesses such as ours can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one or a limited number of restaurants. We can be similarly affected by consumer concerns with respect to the nutritional value of quick-service food.

Our business may suffer due to our ability to hire and retain qualified personnel or if labor costs continue to increase.

Until recently, the United States has experienced reduced levels of unemployment. Given that our restaurant-level workforce requires large numbers of both entry level and skilled employees, future low levels of unemployment could compromise our ability to provide quality service in our restaurants. From time to time, we have had difficulty hiring and maintaining qualified restaurant management personnel. Increases in the minimum wage have impacted our labor costs. Due to the labor-intensive nature of our business, a continuing shortage of labor or increases in wage levels could have a negative effect on our results of operations.

CKE RESTAURANTS, INC.

Our sales and profits may be materially and adversely affected by our ability to successfully integrate acquisitions or mergers or derive the benefits we expect.

Our future results of operations and cash flow may depend in part upon our ability to integrate acquisitions and mergers such as the acquisition of SBRG. If we are unable to achieve the strategic operating objectives we anticipate from such acquisitions, we may experience increased costs or decreased sales which would have a negative impact on our results from operations. Strategic operating initiatives that we may be unable to achieve include opening a sufficient number of new restaurants, achieving economies of scale in operations, cost reduction, sales increases or marketing initiatives. The recoverability of the $44,729 of goodwill that arose from the acquisition is dependent upon the ability of SBRG to operate profitably and to develop new La Salsa restaurant sites. The market for potentially successful sites is highly competitive.

Our business may be impacted by increased insurance costs.

In the past we have been negatively affected by increases in both workers’ compensation insurance and general liability insurance due to our claims experience and rising healthcare costs. Although we seek to manage our claims to prevent increases, such increases can occur unexpectedly and without regard to our efforts to limit them. If such increases occur, we may be unable to pass them along to the consumer through product price increases, resulting in decreased operating results.

Our operations are seasonal and heavily influenced by weather conditions.

Weather, which is unpredictable, can adversely impact our sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants. A heavy snowstorm can leave an entire metropolitan area snowbound, resulting in a reduction in sales. Our first and fourth quarters, notably the fourth quarter, include winter months when there is historically a lower level of sales. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods adversely impacts our operating margins, resulting in restaurant operating losses. These adverse, weather-driven events principally arise at our Hardee’s, and to a lesser extent, La Salsa restaurants. For these reasons, a quarter-to-quarter comparison is not a good indication of our performance or how we may perform in the future.

Our financial results may be impacted by our ability to select appropriate restaurant locations, construct new restaurants or complete remodels.

In recent years, we have not opened a significant number of new restaurants as all available cash was used to repay bank indebtedness. Our strategic plan, and a component of our business turnaround, includes the construction of new restaurants and the remodeling of existing restaurants, including the installation of charbroilers. The Company and its franchisees face competition from other restaurant operators, retail chains, companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of the Company’s expansion plans. If we experience delays in the construction process we may be unable to complete such construction activities at the planned cost, thereby adversely affecting our future results from operations. Additionally, there can be no assurance that such remodels and conversions will increase the revenues generated by these restaurants or, even if revenues are initially increased, that such increases will be sustainable. Likewise, we cannot be sure that the sites we select for new restaurants will indeed result in restaurants whose sales results meet our expectations.

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

Our business is subject to requirements imposed by governmental regulations or interpretation of governmental regulations may change and require us to incur substantial expenditures to comply.

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

CKE RESTAURANTS, INC.

Our operations are regulated by environmental laws.

We are subject to various federal, state and local environmental laws. These laws govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurant or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. Although we are not aware of any such conditions, the costs of such cleanup could be significant and have a material adverse effect on our financial results.

Our financial results may be impacted by changes in accounting policies and practices.

Future changes to accounting principles generally accepted in the United States of America may impact our financial results if we are required to change our method of accounting for transactions.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age	Position

Andrew F. Puzder	52	Chief Executive Officer and President
Theodore Abajian	39	Executive Vice President, Chief Administrative Officer
John J. Dunion	45	Executive Vice President, Supply Chain Management
Renea S. Hutchings	45	Executive Vice President, Development
Dennis J. Lacey	49	Executive Vice President, Chief Financial Officer
E. Michael Murphy	51	Executive Vice President, General Counsel and Secretary

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

Theodore Abajian was appointed Executive Vice President and Chief Administrative Officer upon our acquisition of SBRG in March 2002. Mr. Abajian was appointed President and Chief Executive Officer of SBRG in November 2000. Previously, he served as Executive Vice President and Chief Financial Officer of SBRG beginning in May 1998. Mr. Abajian has also held positions with several other restaurant companies during his career.

Dennis J. Lacey was appointed Executive Vice President and Chief Financial Officer in April 2001. From April 1998 to April 2001, he was employed by Imperial Bank Corporation where his last position was Chief Financial Officer. Prior to that, he served as Chief Executive Officer of Capital Associates Inc., and prior to that he was a partner with Coopers and Lybrand.

E. Michael Murphy became Executive Vice President, General Counsel and Secretary in February 2001. Since August 1998, he served as Senior Vice President, General Counsel of Hardee’s. From March 1987 to August 1998, Mr. Murphy was a partner of the Stolar Partnership.

John J. Dunion was appointed Executive Vice President, Supply Chain Management in July 2001. Prior to that, he held the position of Executive Vice President and Chief Administrative Officer. Before joining CKE in 1996, Mr. Dunion held various management positions with Black-Eyed Pea Management Corporation, Jack-in-the Box Restaurants and Taco Bell Restaurants.

Renea S. Hutchings was appointed Executive Vice President, Development in February 2001. Ms. Hutchings began her career with CKE in 1982, and has held various positions with us, most recently as Vice President, Franchising.

CKE RESTAURANTS, INC.

Item 2. Properties

The following table sets forth information regarding our restaurant properties at January 31, 2003:

	Land and Building Owned	Land Leased And Building Owned	Land and Building Leased	Total

Carl’s Jr.:
Company-operated	46	98	296	440
Franchise-operated (1)	7	41	187	235
Third party-operated/vacant (2)	9	7	33	49

Subtotal	62	146	516	724

Hardee’s:
Company-operated	318	159	250	727
Franchise-operated (1)	44	77	123	244
Third party-operated/vacant (2)	50	33	129	212

Subtotal	412	269	502	1,183

La Salsa:
Company-operated	—	4	53	57
Third party-operated/vacant (2)	—	—	4	4

Subtotal	—	4	57	61

Total
Company-operated	364	261	599	1,224
Franchise-operated (1)	51	118	310	479
Third party-operated/vacant (2)	59	40	166	265

Subtotal	474	419	1,075	1,968

(1)	“Franchise-operated” properties are those which we own or lease and lease or sublease to franchisees.

(2)	“Third party-operated/vacant” properties are those we own that are either operated by unaffiliated entities or are currently vacant.

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

Item 3. Legal Proceedings

There are currently a number of lawsuits pending against us. These lawsuits cover a variety of allegations spanning our entire business. The following is a brief description of the more significant of these categories of lawsuits. In addition, we are subject to various federal, state and local regulations that affect our business. We do not believe that any such claims, lawsuits or regulations will have a material adverse effect on the financial condition or results of operations of the Company.

Employees

We employ many thousands of persons, both by us and in restaurants owned and operated by subsidiaries of ours. In addition, thousands of persons from time to time seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing and promotion practices.

CKE RESTAURANTS, INC.

Customers

Our restaurants serve a large cross-section of the public and, in the course of serving that many people, disputes arise as to products, services, accidents and other matters typical of an extensive restaurant business such as ours.

Suppliers

We rely on large numbers of suppliers, who are required to meet and maintain our high standards, to operate our restaurants. On occasion, disputes may arise with our suppliers on a number of issues including, but not limited to, compliance with product specifications and certain business concerns. Additionally, disputes may arise on a number of issues between us and individuals or entities who claim they should have been granted the approval or opportunity to supply products or services to our restaurants.

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

Summary of Significant Pending Litigation

On October 3, 2001, an action was filed by Adam Huizar and Michael Bolden, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, Los Angeles County, seeking class action status and alleging violations of California wage and hour laws. Similar actions were filed by Mary Jane Amberson and James Bolin, individually and on behalf of others similarly situated, in the Superior Court of the State of California, Los Angeles County, on April 5, 2002 and November 26, 2002, respectively. The complaints allege that salaried restaurant management personnel at our Carl’s Jr. restaurants in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaints seek damages in an unspecified amount, injunctive relief, prejudgment interest, costs and attorneys’ fees. We believe our employee classifications are appropriate, that we comply with state and federal wage and hour laws and plan to vigorously defend these actions.

Item 4. Submission of Matters to a Vote of Security Holders

None.

CKE RESTAURANTS, INC.

Part II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange under the symbol “CKR”. As of February 10, 2003, there were approximately 1,994 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock, as reported on the New York Stock Exchange Composite Tape:

	High	Low

Fiscal 2003
First Quarter	$12.85	$8.10
Second Quarter	11.55	4.80
Third Quarter	7.89	3.01
Fourth Quarter	5.15	3.41

Fiscal 2002
First Quarter	$3.80	$2.05
Second Quarter	5.40	2.28
Third Quarter	7.80	5.06
Fourth Quarter	10.30	7.00

During fiscal 1999, we paid dividends at the annual rate of $0.07 per share (adjusted to give retroactive effect to 10% stock dividends in February 1998 and January 1999) and at a semi-annual rate of $0.04 per share during fiscal 2000. In fiscal 2001, we paid a semi-annual cash dividend of $0.04 per share in May 2000. Under our Senior Credit Facility, we are prohibited from making any cash dividend payments to our shareholders and, accordingly, did not declare any cash dividends for fiscal 2002 or fiscal 2003.

CKE RESTAURANTS, INC.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Selected Financial and Operating Data

(In thousands except per share amounts, restaurant counts, and percentages)	Fiscal year ended as of January 31, (1)(3)(4)

	2003 (7)	2002	2001	2000	1999 (2)

Consolidated Statements of Operations Data:
Total revenue (6)	$1,363,395	$1,438,127	$1,784,784	$1,990,073	$1,892,044
Operating income (loss) (6)	45,307	(26,293)	(131,994)	63,055	168,220
Interest expense (6)	42,726	57,659	70,541	63,283	43,453
Income (loss) from continuing operations	25,810	(83,956)	(194,116)	(29,117)	77,712
Loss from discontinued operations	(53)	—	—	—	—
Net income (loss) before cumulative effect of accounting change	25,757	(83,956)	(194,116)	(29,117)	77,712
Cumulative effect of accounting change	(175,780)	—	—	—	—
Net income (loss) (4)	(150,023)	(83,956)	(194,116)	(29,117)	77,712
Pro forma net income (loss), assuming new accounting principle (SFAS 142) is applied retroactively (8)	25,757	(78,220)	(187,943)	(21,192)	82,707
Income (loss) from continuing operations per share — diluted	0.44	(1.66)	(3.84)	(0.56)	1.37
Income from discontinued operations per share — diluted	—	—	—	—	—
Net income (loss) before cumulative effect of accounting change per share — diluted	0.44	(1.66)	(3.84)	(0.56)	1.37
Cumulative effect of accounting change per share — diluted	(3.02)	—	—	—	—
Net income (loss) per share — diluted	(2.58)	(1.66)	(3.84)	(0.56)	1.37
Pro forma net income (loss), assuming new accounting principle (SFAS 142) is applied retroactively — diluted (8)	0.44	(1.55)	(3.72)	(0.41)	1.46
Weighted average shares outstanding — diluted	58,124	50,507	50,501	51,668	56,714
Cash dividends paid per common share	—	—	0.04	0.08	0.07
Ratio of earnings to fixed charges (5)	1.3x	—	—	—	2.8	x

Consolidated Balance Sheet Data:
Total assets (6)	843,473	931,589	1,207,537	1,568,514	1,496,914
Total long-term debt and capital lease obligations	384,837	429,312	624,335	741,419	625,393
Stockholders’ equity	193,574	261,666	349,557	545,757	586,842

(1)	Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2000 includes 53 weeks. Fiscal 2003, 2002, 2001, and 1999 include 52 weeks.

(2)	Fiscal 1999 includes operating results of FEI from and after April 1, 1998.

(3)	Fiscal 2002, 2001, 2000, and 1999 include $43.1 million, $219.0 million, $209.5 million, and $229.5 million, respectively, of revenue generated from other restaurant concepts we acquired prior to fiscal 1998, and have since sold. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Net income (loss) for fiscal 2000 and 1999 includes an extraordinary gain of $0.3 million and $3.3 million, respectively, net of applicable income tax expense, on early retirement of debt. Fiscal 2003, 2002, 2001 and 2000 also include repositioning charges of $3.2 million, $76.9 million, $146.4 million and $29.4 million, respectively. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CKE RESTAURANTS, INC.

(5)	For purposes of calculating the ratio of earnings to fixed charges (a) earnings represent income (loss) before income taxes and extraordinary item and fixed charges, and (b) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations, amortization of debt issuance costs and a portion of rental expense that is representative of the interest factor (deemed by us to be one-third). Earnings were sufficient to cover fixed charges for the year ended January 31, 2003, and insufficient to cover fixed charges for the years ended January 31, 2002, January 31, 2001 and January 31, 2000 by $84.5 million, $205.3 million and $47.5 million, respectively.

(6)	Certain reclassifications to prior year amounts were made to conform to fiscal 2003 presentation.

(7)	Fiscal 2003 includes operating results of SBRG from the date of acquisition, March 1, 2002.

(8)	During fiscal 2003, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, (see Note 3 of Notes to the Consolidated Financial Statements), resulting in a transitional impairment charge of $175,780.

Selected Financial and Operating Data by Segment

	Fiscal year ended January 31, (1)

	2003	2002	2001	2000 (2)	1999 (2)

Carl’s Jr. Restaurants
Restaurants open (at end of fiscal year):
Company-operated	440	443	491	563	539
Franchised and licensed	547	526	486	371	322

Total	987	969	977	934	861

Systemwide restaurant revenue:
Company-operated restaurants	$507,526	$516,998	$604,927	$613,155	$535,038
Franchised and licensed restaurants	567,048	586,144	432,387	306,564	261,341

Total systemwide revenue	$1,074,574	$1,103,142	$1,037,314	$919,719	$796,379

Average unit volume per company-operated restaurant (3)	$1,153	$1,204	$1,078	$1,086	$1,185
Percentage increase (decrease) in comparable company-operated restaurant sales (4)	0.7%	2.9%	1.8%	(3.0)%	3.0%
Company-operated restaurant-level operating margins:	21.7%	19.9%	19.4%	22.8%	25.9%

	Fiscal year ended January 31,

	2003	2002	2001	2000	1999 (5)

Hardee’s Restaurants
Restaurants open (at end of fiscal year):
Company-operated	730	742	923	1,354	1,403
Franchised and licensed	1,499	1,648	1,737	1,434	1,401

Total	2,229	2,390	2,660	2,788	2,804

Systemwide restaurant revenue:
Company-operated restaurants	$562,010	$614,291	$855,060	$1,096,805	$1,063,075
Franchised and licensed restaurants	1,251,526	1,390,072	1,370,656	1,219,229	1,412,929

Total systemwide revenue	$1,813,536	$2,004,363	$2,225,716	$2,316,034	$2,476,004

Average unit volume per company-operated restaurant (3)	$769	$763	$715	$769	$793
Percentage increase (decrease) in comparable company-operated restaurant sales (4)	(2.2)%	0.1%	(7.6)%	(5.0)%	(7.5)%
Company-operated restaurant-level operating margins:	11.1%	9.6%	7.5%	9.7%	16.7%

CKE RESTAURANTS, INC.

	Fiscal year ended January 31,

	2003	2002	2001	2000	1999

La Salsa Restaurants (acquired during fiscal 2003)
Restaurants open (at end of fiscal year):
Company-operated	57
Franchised and licensed	42

Total	99

Systemwide restaurant revenue:
Company-operated restaurants	$38,550
Franchised and licensed restaurants	23,802

Total systemwide revenue	$62,352

Average annual sales per company-operated restaurant (3)	$676
Percentage increase (decrease) in comparable company-operated restaurant sales (4)	0.8%
Company-operated restaurant-level operating margins:	12.6%

(1)	Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2000 includes 53 weeks. Fiscal 2003, 2002, 2001, and 1999 include 52 weeks.

(2)	The Hardee’s-to-Carl’s Jr. converted restaurants operating in Oklahoma, Kansas and Texas are included in the number of Carl’s Jr. restaurants open at January 31, 2003, 2002, 2001, 2000 and 1999. The operating results of these restaurants, however, are included in the Carl’s Jr. financial information beginning in fiscal 2000. In fiscal 1999 and prior, these operating results are included as part of Hardee’s financial results. There were 63 company-operated and franchised restaurants open during fiscal 1999 in these markets.

(3)	Calculated on a 52-week trailing basis for all years presented.

(4)	Includes only restaurants open throughout the full years being compared.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

(Dollars in thousands)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes and Selected Financial and Operating Data included elsewhere in this Form 10-K.

Overview

We are a nationwide owner, operator and franchisor of quick-service restaurants, operating principally under the Carl’s Jr. and Hardee’s brand names. Based on United States system-wide sales, our Hardee’s and Carl’s Jr. chains are the ninth and eleventh largest quick-service hamburger restaurant chains in the United States of America, respectively (according to the June 24, 2002 issue of Nation’s Restaurant News). As of January 31, 2003, the Carl’s Jr. system included 987 restaurants, of which we operated 440 restaurants and our franchisees and licensees operated 547 restaurants. The Carl’s Jr. restaurants are located in the Western United States, predominantly in California. As of January 31, 2003, the Hardee’s system consisted of 2,229 restaurants, of which we operated 730 restaurants and our franchisees and licensees operated 1,499 restaurants. Hardee’s restaurants are located primarily throughout the Southeastern and Midwestern United States.

We derive our revenue primarily from sales at company-operated restaurants and revenue from franchisees, including franchise and royalty fees, sales to Carl’s Jr. franchisees and licensees of food and packaging products, rentals under real property leases and revenue from the sale of equipment to our franchisees. Restaurant operating expenses consist primarily of food and packaging costs, payroll and other employee benefits and occupancy and other operating expenses of company-operated restaurants. Franchise operating costs include the cost of food and packaging products sold to Carl’s Jr. franchisees and licensees, lease payments on properties subleased to our franchisees and the costs of equipment purchases. Our revenue and expenses are directly affected by the number and sales volume of company-operated restaurants and, to a lesser extent, franchised and licensed restaurants.

During periods in which we have reported positive same-store sales, those increases were achieved by our strategy that emphasizes premium products, as well as routine price increases prompted by increases in labor, food or utility costs. The impact of this strategy is evidenced by the increase in average guest check as shown in the tables on pages 36-38. However, a possible consequence of this strategy has been a decrease in transaction counts, also shown in the same table, as some customers show a preference for lower priced fare. Many of our competitors’ strategies are to offer lower prices or discounted fare and those competitors have recently increased their efforts in this regard, which we believe has affected our transaction counts. Although difficult to quantify, we have generally experienced negative transaction counts at Hardee’s, at least since our acquisition of the brand, and at Carl’s Jr. for nearly two years, which we believe is due in part to increased competition from fast casual dining and other QSR companies offering products at discounted prices. Further, we note that others in the industry also are experiencing negative same-store sales trends. In addition, the fast-food sector has been impacted by the economic downturn and potentially due to shifts in customer food preferences. Accordingly, we cannot quantify how much of our declines are related to our business segment and how much are related to circumstances involving our own brands. Nonetheless, we can make the observations below.

For the current year, Carl’s Jr. same-store sales percentage increase was negatively impacted, vis-à-vis prior year sales, by the fact that, in the prior year, our restaurant sales benefited significantly from the introduction of The Six Dollar Burger.™ Beginning in the second quarter, we offered new products, chiefly the Grilled Onion Cheeseburger, the Jalapeno Cheeseburger and the Chili Burger, along with advertising and media, to maintain and continue to grow same-store sales. These new products and advertising did not produce the intended results. As a result, our same-store sales for Carl’s Jr. were only slightly positive this fiscal year.

The Six Dollar Burger™ was not introduced at Hardee’s until the third and fourth quarters of last fiscal year. We experienced similar difficulties as described above for our Hardee’s concept. We also believe that Hardee’s same-store sales percentage

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

was impacted by our decision to change Hardee’s from a brand that extensively offered discounted fare to one that used discounting to a more limited extent. This decision was made in conjunction with our strategic shift to premium products, such as The Six Dollar Burger, that has a higher profit percentage. We realized that offering higher priced fare could adversely impact transaction counts and sales. However, we felt that the strategy would improve operating margins (see discussion below on Hardee’s operating margins).

As shown in the tables on pages 36-38, the operating margins for each brand have improved over the prior year. For each brand, positive components of the comparative margins are the impact of lower food commodity prices and the change in menu mix to premium products, which have higher margins than discounted food offerings, as described above. The Company is currently experiencing an increase in the costs of business (workers’ compensation and general liability insurance premiums, utilities, workers’ compensation claims costs in California as a result of Assembly Bill No. 749, and food costs). In the past, we have been successful at passing on such price increases, but it has likely had an impact on transaction counts as described above. Given that the QSR burger segment is experiencing a prolonged period of heavy discounting, we may be unable to institute price increases for several periods.

The sensitivity analysis for the recoverability of restaurants (see Impairment of Property, Equipment, Property Held and Used and Property Held for Sale or To Be Disposed of Other Than By Sale) assumes that our same-store sales in the future grow at the same rate as the rate of inflation for our costs for delivering our products of food, labor, utilities, etc. If we were unable to pass along such price increases, and at the same time could not increase our transaction counts, the recoverability of the carrying value of our restaurants would be impacted. Due to the current competitive discounting by major QSR companies, we are not raising prices at this time. However, we believe that, in the long-term, we will be able to raise prices to recover cost increases.

Critical Accounting Policies

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial condition. We discuss the development, selection and disclosure of such estimates with our audit committee each quarter. Specific risks associated with these critical accounting policies are described in the following paragraphs.

For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. We believe our most significant policies require:

•	Estimation of future cash flows used to assess the recoverability of long-lived assets, assess the recoverability of goodwill, and establish the estimated liability for closing restaurants and subsidizing sublease payments of franchisees;

•	Estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation and fire and general liability insurance programs;

•	Determination of appropriate estimated liabilities for litigation; and

•	Determination of the appropriate allowances associated with franchise and license receivables and estimated liabilities for franchise subleases;

•	Estimation of our net deferred income tax asset valuation allowance.

Descriptions of these critical accounting policies follow.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

Impairment of Property, Equipment, Property Held and Used and Property Held for Sale or To Be Disposed of Other

Than By Sale

Each quarter we evaluate the carrying value of individual restaurants when the operating results of a restaurant have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or a current expectation that a restaurant will be sold or otherwise disposed of before the end of its previously estimated useful life. In making these judgments, we consider the period of time since the restaurant was opened or remodeled, the trend of operations and expectations for future sales growth of a restaurant. For restaurants selected for review, we estimate the future estimated cash flows from operating the restaurant over its estimated useful life. We make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales. We employ a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales and related estimated useful life. A material accounting judgment is the estimated useful life and, in general, in expected same-store sales scenarios where sales are not expected to increase, we assume a shorter than previously estimated useful life. On a quarterly basis, we update our model for estimating future cash flows based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans, and other relevant information. In prior fiscal years, because we were significantly engaged in refranchising restaurants to generate cash to repay bank indebtedness, we had assumed, in some cases, estimated lives that were less than the estimated useful life that a restaurant is functional as a restaurant. As our financial position has improved such that refranchising activities are unnecessary, more restaurants assume estimated cash flows over their remaining estimated useful life as a restaurant. Additionally, commencing with the second quarter of this fiscal year, we reduced the probability weighting for the occurrence of future same-stores sales from the higher range of our strategic business plan in light of our current same-store sales results. As the operations of restaurants opened or remodeled in recent years progress to the point that their profitability and prospects for future profitability can adequately be evaluated, additional restaurants will become subject to review and the possibility for an impairment in value exists. Most likely, this would arise in new markets the Company expanded into in recent years. As described above, same-store sales are the key indicator in the estimation of future cash flow for evaluating recoverability of restaurants. To provide a sensitivity analysis of the impairment that could arise were the actual same-store sales increase of all restaurants we owned to grow at only the assumed rate of inflation for our operating costs, for no real growth, the aggregate additional impairment loss would be approximately $399. The inflation rate assumed in making this calculation is 2% for both revenue and expenses. Although we are temporarily not raising prices during this period of heavy competitive discounting, we believe, over time, we will be able to raise prices.

Additionally, restaurants are operated for three years before we test them for impairment (the “Three Year Rule”). We believe this provides the restaurant sufficient time to establish its presence in the market and build a customer base. If we were to test all restaurants for impairment without regard to the amount of time the restaurants were operating, the total amount of potential asset impairment would increase substantially. Assuming all restaurants were tested under the same assumptions described above, we would be required to record additional impairment losses of approximately $7,172.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

The following tables summarize the sensitivity analysis for both same-store sales sensitivity and time open sensitivity:

Carl’s Jr.

	Net Book Value	Number of Stores	Impairment Under Sensitivity Test

Tested based on Three Year Rule
Positive cash flow this year	$95,117	375	$—
Negative cash flow this year	4,866	30	89

	99,983	405	89

Not tested based on Three Year Rule
Positive cash flow this year	18,983	23	—
Negative cash flow this year	3,411	10	3,193

	22,394	33	3,193

Total
Positive cash flow this year	114,100	398	—
Negative cash flow this year	8,277	40	3,282

	$122,377	438	$3,282

Hardee’s

	Net Book Value	Number of Stores	Impairment Under Sensitivity Test

Tested based on Three Year Rule
Positive cash flow this year	$167,009	366	$—
Negative cash flow this year	2,316	10	310

	169,325	376	310

Not tested based on Three Year Rule
Positive cash flow this year	108,520	306	—
Negative cash flow this year	7,312	46	3,979

	115,832	352	3,979

Total
Positive cash flow this year	275,529	672	—
Negative cash flow this year	9,628	56	4,289

	$285,157	728	$4,289

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

Combined Carl’s Jr. and Hardee’s

	Net Book Value	Number of Stores	Impairment Under Sensitivity Test

Tested based on Three Year Rule
Positive cash flow this year	$262,126	741	$—
Negative cash flow this year	7,182	40	399

	269,308	781	399

Not tested based on Three Year Rule
Positive cash flow this year	127,503	329	—
Negative cash flow this year	10,723	56	7,172

	138,226	385	7,172

Total
Positive cash flow this year	389,629	1,070	—
Negative cash flow this year	17,905	96	7,571

	$407,534	1,166	$7,571

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

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our strategic plan for items such as same-store sales growth rates and the discount rate we consider to be the market discount rate for acquisitions of restaurant companies and brands.

If our assumptions used in performing the impairment test prove insufficient, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment had occurred. During the first quarter of fiscal year 2003, we engaged an outside party to perform a valuation of the Hardee’s and Carl’s Jr. brands. That valuation concluded that the current value of the goodwill associated with the acquisition of Hardee’s is $0 and, accordingly, we recorded a transitional impairment charge to write-off all of the goodwill related to the Hardee’s brand (see Note 3 of Notes to the Consolidated Financial Statements) of $175,780. As of January 31, 2003, we have $56,708 in goodwill recorded on the balance sheet as Costs in Excess of Assets Acquired, Net, which primarily relates to SBRG and Carl’s Jr.

Estimated Liability for Self-insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, fire and general liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation claims and individual general liability claims over $500. Insurance liabilities and reserves are accounted for based on the net present value of independent actuarial estimates of the amount of losses incurred. These estimates rely on actuarial observations of historical claim loss development. The actuary, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development estimated by the actuary. In that event, we will modify the reserve. Consistent with trends the restaurant industry has experienced in recent years, particularly in California where claim cost trends are among the highest in the country, workers’ compensation liability premiums continue to increase. Additionally, our fire and general liability insurance premiums continue to increase.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

Loss Contingencies

We maintain accrued liabilities relating to the resolution of contingencies related to litigation. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our consolidated financial statements. If only a range of loss can be determined, we accrue to the low end of the range. The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related consolidated financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts we have accrued in our consolidated financial statements.

Estimated Liability for Closing Restaurants

We make decisions to close restaurants based on the lack of prospects for future estimated profitability and sometimes we are forced to close restaurants based on circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our restaurant operators evaluate each restaurant’s performance every quarter. When restaurants continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to turn an unprofitable restaurant around. Based on the operator’s judgment, we estimate the future cash flows. If we determine that the restaurant will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and there are no contractual requirements to continue operating the restaurant, we close the restaurant. Additionally, franchisees may close restaurants for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed restaurant if we decide not to operate it as a company-operated restaurant. We establish the estimated liability on the actual closure date. Prior to the adoption of SFAS 146 on January 1, 2003, we established the estimated liability when we identified a restaurant for closure, which may or may not have been the actual closure date.

The estimated liability for closing restaurants on properties vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is the net present value of these estimated future payments. The interest rate used to calculate the net present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown as a component of Interest Expense in our Consolidated Statement of Operations.

A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which we determined based on our third party broker’s (a related party) assessment of its ability to successfully negotiate an early termination of our lease agreement with the lessor. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities. The net present value of lease payments on all closed restaurants is approximately $63,000, which represents the discounted amount we would be required to pay if we are unable to terminate any of the leases prior to the terms required in the lease agreements. However, it is our experience that we can terminate those leases for less than that amount and, accordingly, we have recorded an estimated liability for lease obligations of $27,000 as of January 31, 2003.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

Franchised and licensed operations

We monitor the financial condition of franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter we perform a franchisee-by-franchisee analysis and develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our Consolidated Financial Statements as the allowance for bad debt and adjust the allowance as appropriate. From period-to-period our assessment of individual franchisees changes; however, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally one year) such that we determined an allowance was no longer required. Additionally, we cease accruing royalty income from franchisees that are materially delinquent in paying or in default and reverse any royalties accrued during the last 90 days. During the fourth quarter of fiscal 2003, our analysis revealed that two franchisees, for which we had previously established a 100% reserve on their receivables balances, had made progress in repaying amounts owed to us (one had made timely payments of all amounts owed for 12 consecutive months and the other paid his note in full). These circumstances were reflected in establishing the allowance for bad debt.

Depending on the facts and circumstances, there are a number of different actions we may take to resolve collections issues. These may include the purchase of franchise restaurants by us or by other franchisees, a modification to the franchise agreement which may include a provision to defer certain royalty payments or reduce royalty rates in the future (if royalty rates are not sufficient to cover our costs of service over the life of the franchise agreement, we record an estimated loss at the time we modify the agreements), a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary obligee – see further discussion below) or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most probable course of action that will occur. If we believe we will operate the restaurants as company-operated restaurants, the allowance for loss is recorded net of the estimated fair value of the related restaurant assets.

Many of the restaurants that we sold to franchisees as part of our refranchising program were on leased sites. Generally, we remained principally liable for the lease and entered into a sublease with the franchisee on the same terms as the primary lease. We account for the sublease payments received as franchising rental income. Our payments on the leases are accounted for as rental expense in Franchised and Licensed Restaurants in our Consolidated Statement of Operations. As of January 31, 2003, the net present value of the total obligation on such lease arrangements was $45,300.

In addition to the sublease arrangements with franchisees described above, the Company also leases land and buildings to franchisees. As of January 31, 2003, the net book value of land and building under lease to Hardee’s franchisees is $37,500 and $11,600 to Carl’s Jr. franchisees. In the event that a troubled franchisee closes a restaurant for which the land and/or building is owned by us, our options are to operate the restaurant as a Company-owned restaurant, lease the land and/or building to another tenant, or sell the land and/or building. These circumstances would cause us to consider whether the carrying value of the land and building was impaired and if we determined the property value was impaired, we would record a charge to earnings for the amount that the carrying value of the property exceeds its fair value. As of January 31, 2003, the net book value of land and buildings under lease to Hardee’s franchisees that are considered to be troubled franchisees as described below was approximately $26,700. We know that during fiscal 2004, some of these franchisees will probably close restaurants and, accordingly, the Company may record an impairment loss in connection with some of these closures.

Prior to adoption of Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for the Costs Associated with Exit or Disposal Activities (“SFAS 146”) (see Note 1 of Notes to the Consolidated Financial Statements), the determination of when to establish an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee was based on the date that either of the following events occur:

(1)	the franchisee and the Company mutually decided to close a restaurant and we assumed the responsibility for the lease, usually after a franchise agreement was terminated or the franchisee declared bankruptcy; or

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

(2)	we entered into a workout agreement with a financially troubled franchisee, wherein we agreed to make part or all of the lease payment for the franchisee.

In accordance with SFAS 146, which was adopted on January 1, 2003, an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee is established on the date the franchisee closes the restaurant (see Note 1 of Notes to the Consolidated Financial Statements).

The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Troubled franchisees (i.e., those with whom we have entered into workout agreements, as described under Hardee’s Franchise Operations below), may have liquidity problems in the future. Consistent with accounting principles generally accepted in the United States of America, we have not established an additional estimated liability for this eventuality. The net present value of the related lease obligation with all troubled franchisees in these circumstances is approximately $20,300 (two franchisees represent 71% of this amount). We do not anticipate that the majority of such franchisees will be involved in future situations wherein we will have to record an additional liability for such subleases. However, no assurances can be given. As of January 31, 2003, we have recorded an estimated liability for future lease obligations related to agreed upon subsidies for these franchise restaurants of $2,000. If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion below). The likelihood of needing to increase the estimated liability for future lease obligations is related to the success of our Hardee’s concept (i.e., if our Hardee’s concept results improve from the execution of our comprehensive plan, we would reasonably expect that the financial performance of our franchisees would improve).

Valuation allowance for net deferred tax asset

As disclosed in Note 1 of Notes to the Consolidated Financial Statements, we record net deferred tax assets. If our business turnaround is successful and we have been profitable for a number of years and our prospects for future profitability are reasonably assured, we would then reverse our valuation allowance. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows mentioned above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future taxable income. During fiscal 2001, because we had experienced two years of net operating losses, we established a 100% valuation allowance for our net deferred tax asset. As of January 31, 2003, our deferred tax assets and valuation allowance totaled approximately $164,000.

Factors Affecting Comparability of Fiscal Years 2003, 2002 and 2001

Our fiscal year results in a fifty-third week every fifth or sixth year. Fiscal 2003, 2002 and 2001 include 52 weeks of operations.

Our results reflect the substantial changes we have made in executing our business turnaround including the sale and closure of restaurants, the reduction of corporate overhead, our efforts to improve margins and repay bank indebtedness, and certain non-recurring transactions in fiscal 2003 (an income tax refund and gains on the sale of Checkers stock) and gains on the repurchase of convertible subordinated notes. The table below is a condensed presentation of those activities, and other changes in the components of income, designed to facilitate the discussion of results in this Form 10-K.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

(All amounts are approximate and in millions)	Fiscal year 2003 vs. Fiscal year 2002	Fiscal year 2002 vs. Fiscal year 2001

Most Recent Year:
Net loss	$(150.0)	$(84.0)
Cumulative effect of accounting change for goodwill	(175.8)	—

Income (loss) before cumulative effect of accounting change	25.8	(84.0)

Repositioning activities:
Facility action charges, net	3.2	71.4
Write-off of deferred financing costs	—	4.1
Severance	—	1.4

Repositioning subtotal	3.2	76.9

Current year results without repositioning activities	$29.0	$(7.1)

Year Compared To:
Net loss	$(84.0)	$(194.1)
Repositioning activities:
Facility action charges, net	71.4	144.6
Write-off of deferred financing costs	4.1	1.8
Severance	1.4	—

Repositioning subtotal	76.9	146.4

Amortization of goodwill no longer recorded in fiscal 2003 (see Note 3 of Notes to the Consolidated Financial Statements	5.7	—

Prior year results without repositioning activities and goodwill amortization	$(1.4)	$(47.7)

Increase in earnings without repositioning activities and change in accounting for goodwill	$30.4	$40.6

Items causing earnings to increase from the prior year to the year being analyzed:
Decrease in interest expense	10.7	15.2
Gain on sales of Checkers stock	9.2	—
One-time income tax benefit	9.2	—
(Decrease) increase in net franchising income	(8.2)	8.6
Decrease in the provision for doubtful accounts	7.1	0.6
Approximate store margin improvement in stores owned at January 31, 2003 and January 31, 2002, respectively (c)	6.3	4.9
Approximate operating income of restaurants involved in facility actions (a)	6.1	(5.6)
(Increase) decrease in advertising expenses (b)	(4.7)	1.9
Gain on repurchases of convertible notes	2.8	—
Impact of one-time franchising agreement settlement fees and one-time vendor rebates received in prior periods	(2.6)	1.8
(Increase) decrease in corporate overhead	(2.6)	21.0
(Increase) in litigation reserve	(0.2)	—
Operating loss of SBRG, excluding Timber Lodge	(0.1)	—
All other changes in income taxes	—	(10.6)
All other, net	(2.6)	2.8

Increase in earnings, without repositioning charges and change in accounting for goodwill (d)	$30.4	$40.6

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

(a)	The sale and closure of restaurants involved in facility actions caused an increase in operating earnings of $6,100 in fiscal 2003 and a reduction in operating earnings of $5,600 in fiscal 2002. These amounts include field-level general and administrative expenses. The $5,600 decrease in fiscal 2002 is the result of loss of store margins arising from the sale of restaurants with positive cash flows in order to generate funds to repay bank indebtedness, partially offset by the benefit of closing unprofitable restaurants. The $6.1 million increase in fiscal 2003 is the result of closing unprofitable restaurants.

(b)	Net of restaurants involved in facility actions.

(c)	This amount consists of a $8,193 improvement from Carl’s Jr. restaurants and a decline of $1,889 in Hardee’s restaurants during fiscal 2003, as compared to fiscal 2002. Although discussed below, Carl’s Jr.’s improvement is due to a modest improvement in same-store sales coupled with an increase in operating margins. The decline in Hardee’s is primarily a function of negative same-store sales for the year and because the increase in the margin percentage for the year is largely attributable to closing unprofitable restaurants (see the table in Operating Review – Hardees below).

(d)	As we (1) do not expect to benefit from the material one-time items next year, such as the one-time tax refund and the sale of Checkers stock, (2) will likely incur additional interest expense in connection with refinancing our convertible debt, (3) view the overall impact of the current competitive environment as temporarily limiting our ability to raise prices to offset cost increases, and (4) have identified other factors in Management’s Discussion and Analysis in this Form 10-K that could impact next year’s results, we do not currently expect to report an increase in earnings without repositioning activities and change in accounting for goodwill next fiscal year.

Restaurant Portfolio Strategy

As described above, in late fiscal 2000 we embarked on a refranchising initiative to generate cash to reduce outstanding borrowings on our senior credit facility, as well as increase the number of franchise-operated restaurants. Additionally, as sales trends for the Hardee’s restaurants and certain Carl’s Jr. restaurants (primarily in the Oklahoma area) continued to decline in fiscal 2000 through fiscal 2001, we determined that it was necessary to close certain restaurants for which a return to profitability was not likely. These repositioning activities resulted in the charges generally reflected in our financial statements as Facility Action Charges. We have made reductions to operating expenses in an effort to bring them to levels commensurate with our re-balanced restaurant portfolio.

During fiscal 2003, we recorded repositioning charges of $3,240, which were primarily non-cash in nature and consisted of net facility action charges. During fiscal 2002, we recorded repositioning charges of $76,889. These charges, which were primarily non-cash in nature, consisted of net facility action charges of $71,389, a charge of approximately $4,100 recorded as interest expense reflecting the write-off of deferred loan costs as a result of modification of our credit facility and approximately $1,400 relating to severance costs. During fiscal 2001, we recorded repositioning charges of approximately $146,400, consisting primarily of facility action charges.

We believe we have substantially completed our repositioning activities and are now able to focus on the operations of our core brands, Carl’s Jr. and Hardee’s. We have substantially completed the closure of under-performing restaurants. However, there can be no guarantee that we will not determine in the future that additional repositioning activities will be necessary or that we would not take advantage of opportunities to generate funds through additional restaurant asset sales, which could result in losses, which may be material.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

The asset sales arising from our repositioning activities have resulted in a decline in restaurant revenue and costs simply because we operate fewer restaurants. The following table summarizes the historical operating results of restaurants that we sold, closed or identified to be closed:

	Fiscal Year 2003			Fiscal Year 2002
(Dollars in thousands)	No. Of Stores	Revenue	Operating Income/ (Loss) (1)	Revenue	Operating Income/ (Loss) (1)

Carls Jr.
Restaurants sold	32	$1,032	$12	$14,327	$1,014
Restaurants closed or to be closed	27	583	(117)	3,515	(1,268)

Subtotal	59	1,615	(105)	17,842	(254)

Hardee’s
Restaurants sold	28	143	(253)	9,654	(4,049)
Restaurants closed or to be closed	222	14,607	(1,924)	54,912	(12,658)

Subtotal	250	14,750	(2,177)	64,566	(16,707)

Rally’s restaurants sold	21	—	—	5,557	160

Taco Bueno restaurants sold	125	—	—	37,538	3,693

Total
Restaurants sold	206	1,175	(241)	67,076	818
Restaurants closed or to be closed	249	15,190	(2,041)	58,427	(13,926)

Total	455	$16,365	$(2,282)	$125,503	$(13,108)

(1)	Represents the operating income (loss) before corporate general and administrative expenses associated with these stores that is included in our Consolidated Statements of Operations for the fiscal year noted.

Turnaround Strategy

Our management team remains focused on revitalizing Hardee’s. In June 2001, we took what we believe is a restaurant fundamentals approach to addressing the issues in the Hardee’s restaurants and launched a program focused on quality, service and cleanliness. That program focuses on the fundamentals of restaurant operations: hiring good people, focusing them on the guests, serving hot quality food, and keeping the restaurants clean. The continuation of our business turnaround is based on the following next steps:

•	maintaining the profitability of the Carl’s Jr. brand;

•	continuing to focus on premium, rather than discounted, products;

•	continuing to focus on cost controls;

•	growing the La Salsa brand;

•	leveraging dual brand opportunities with Green Burrito;

•	remodeling the Hardee’s restaurants;

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

•	continuing to emphasize the new comprehensive marketing plan for Hardee’s, to refocus and redirect the brand (see ‘‘Hardee’s Revolution’’ below); and

•	addressing the maturity of our $122.3 million of convertible notes which mature in March 2004 and our credit facility which matures in December 2003.

If we are unable to grow sales and operating margins at Hardee’s, it will significantly affect our future profitability and cash flows. Such circumstances would affect our ability to access both the amount and terms of financing available to us in the future (See Liquidity and Capital Resources section below).

Hardee’s Revolution

We have introduced a comprehensive plan to revitalize Hardee’s involving a repositioning of the brand as a premium burger restaurant. We refer to this comprehensive plan as the Hardee’s Revolution. The new plan includes menu adjustments and associated advertising and media strategies. In January 2003, we announced a new menu focus for Hardee’s featuring Angus beef burgers. This new menu, along with related media, seeks to distinguish Hardee’s as a premium burger specialist. We expect to execute the plan in all company-operated restaurants during the first quarter of fiscal 2004. After a restaurant is converted to the new menu, there may be an initial decrease in same-store sales because of menu deletions and as customers learn of the change in the menu. We believe it will take time for the public to become aware of, and try, our new products. In short, our plan will take time to be effective. Also, as we have been converting to the new format, we have experienced an increase in food and labor costs as restaurant workers are trained to prepare the new menu items. We can provide no assurance that the reversal of those trends, either separately or jointly, will continue in either the restaurants already converted or those restaurants converted in the future. We have, to date, incurred inventory obsolescence costs in the amount of $350 as a result of the elimination of certain menu items.

We are converting all of our Hardee’s restaurants to a new menu focused on Angus beef burgers. In addition to the new Thickburger™, a number of items are eliminated from the menu. During the fourth quarter of fiscal 2003, a charge of $350 was recorded for obsolete packaging inventory as a result of the menu adjustments made in connection with Hardee’s new menu focus. As a result of the conversion, we expect to incur additional losses for obsolete food and packaging inventory in the future.

As we convert Hardee’s restaurants to the new menu format, we will begin television advertising. For all the reasons discussed in this section, the conversion to the new format will impact our operating results for the first and second quarters of fiscal 2004 and, accordingly, those quarterly results may not be indicative of future results.

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

We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their contractual royalty payments to us. Although we review quarterly the allowance for bad debts and the estimated liability for closed franchise restaurants (see discussion under Critical Accounting Policies – Franchised and License Operations), there can be no assurance that the number of franchise operators or restaurants experiencing financial

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchise operator. During the prior fiscal year, we increased our allowance for doubtful accounts at Hardee’s from 38% of the gross balance of accounts and notes receivable to 49%. During the current year, our allowance for doubtful accounts decreased slightly to 45% of the gross balance of accounts and notes receivable. During fiscal year 2003, we have seen collections stabilize and the required allowance modestly decrease. However, we still experience specific problems with certain franchisees and expect to continue to enter into what we refer to as “workout” agreements with troubled franchisees (see Critical Accounting Policies — Franchised and Licensed Operations above). The result is an effective royalty rate lower than our contractual royalty rate. The following table is a reconciliation of our contractual royalty rate to our effective royalty rate for fiscal year 2003:

Standard royalty rate	4.00%
Contractual reductions, workout agreements, and franchisees in default	(0.62%)

Effective royalty rate	3.38%

Fourth Quarter Adjustments

During the fourth quarter of fiscal 2003, we changed Hardee’s year-end date from the last Wednesday in January (January 29, 2003) to the last Monday in January (January 27, 2003) to coincide with the fiscal year end of Carl’s Jr. and the parent company. The result of this change is a reduction of operating income of approximately $600. All other adjustments during the fourth quarter were usual and customary and are discussed elsewhere in this Form 10-K. Also during the fourth quarter of fiscal 2003, the Chairman of the Board elected to forfeit his annual bonus of $800 for fiscal 2003, which was earned pursuant to the Chairman’s employment contract.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

Operating Review

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our consolidated statements of operations for the years indicated:

	Fiscal year ended January 31,

	2003	2002	2001

Revenue:
Company-operated restaurants	81.4%	81.7%	87.9%
Franchised and licensed restaurants and other	18.6	18.3	12.1

Total revenue	100.0	100.0	100.0

Operating costs and expenses:
Restaurant operations (1):
Food and packaging	28.9	30.3	30.9
Payroll and other employee benefits	32.3	32.5	32.8
Occupancy and other operating expenses	22.8	22.7	23.4
Franchised and licensed restaurants and other (2)	77.5	77.1	74.1
Advertising expenses (1)	6.5	6.2	6.4
General and administrative expenses	8.4	7.8	8.1
Facility action charges, net	0.2	5.0	8.1

Operating income (loss)	3.3	(1.8)	(7.4)
Interest expense	(3.1)	(4.0)	(4.0)
Other income (expense), net	1.2	—	(0.2)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	1.4	(5.9)	(11.5)
Income tax benefit (expense)	0.5	0.1	(0.6)

Income (loss) from continuing operations	1.9%	(5.8)%	(10.9)%

(1)	As a percentage of revenue from company-operated restaurants.

(2)	As a percentage of revenue from franchised and licensed restaurants and other.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

The following tables are presented to facilitate Management’s Discussion and Analysis and is presented in the same format as we present segment information (see Note 21 of Notes to the Consolidated Financial Statements).

	Fiscal Year 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total

Company-operated sales	$507,526	$562,010	$38,550	$1,560	$1,109,646
Company-operated same-store sales increase (decrease)	0.7%	(2.2)%	0.8%
Franchise-operated same-store sales increase (decrease)	0.2%	(2.6)%	0.9%
Average check	$5.26	$3.98	$8.80
Operating costs as a % of company-operated revenue
Food and packaging	27.9%	29.9%	26.9%
Payroll and employee benefits	28.8%	35.5%	32.4%
Occupancy and other operating costs	21.6%	23.5%	28.1%
Gross margin	21.7%	11.1%	12.6%
Advertising as a percentage of company-operated revenue	6.9%	6.5%	3.3%
Franchising revenue:
Royalties	$21,071	$37,355	$1,409	$365	$60,200
Distribution centers	145,055	18,155	—	—	163,210
Rent	19,412	9,709	—	—	29,121
Other	649	569	—	—	1,218

Total franchising revenue	186,187	65,788	1,409	365	253,749

Franchising expense:
Administrative expense (including provision for bad debts)	2,880	5,358	411	—	8,649
Distribution centers	141,429	18,310	—	—	159,739
Rent and other occupancy	19,163	8,974	—	—	28,137

Total franchising expense	163,472	32,642	411	—	196,525

Net franchising income (B)	$22,715	$33,146	$998	$365	$57,224

Operating income (loss)	$56,314	$(10,506)	$(186)	$(315)	$45,307
Facility action charges, net	837	2,403	—	—	3,240

Operating income (loss) excluding facility action charges	$57,151	$(8,103)	$(186)	$(315)	$48,547

EBITDA	$84,514	$27,569	$2,721	$9,230	$124,034

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

	Fiscal Year 2002

	Carl’s Jr.	Hardee’s	Other (A)	Total

Company-operated sales	$516,998	$614,291	$43,095	$1,174,384
Company-operated same-store sales increase (decrease)	2.9%	0.1%
Franchise-operated same-store sales increase (decrease)	2.4%	(1.2)%
Average check	$5.04	$3.74
Operating costs as a % of company-operated revenue
Food and packaging	29.0%	31.5%
Payroll and employee benefits	29.1%	35.3%
Occupancy and other operating costs	22.0%	23.6%
Gross margin	19.9%	9.6%
Advertising as a percentage of company-operated revenue	6.4%	6.1%
Franchising revenue:
Royalties	$19,830	$46,264	$—	$66,094
Distribution centers	145,733	13,231	—	158,964
Rent	20,741	14,108	—	34,849
Other	1,259	2,577	—	3,836

Total franchising revenue	187,563	76,180	—	263,743

Franchising expense:
Administrative expense (including provision for bad debts)	2,501	11,346	—	13,847
Distribution centers	142,353	14,999	—	157,352
Rent and other occupancy	20,856	10,465	—	31,321

Total franchising expense	165,710	36,810	—	202,520

Net franchising income (B)	$21,853	$39,370	$—	$61,223

Operating income (loss) (C)	$50,956	$(76,920)	$(329)	$(26,293)
Facility action charges, net	942	65,740	4,707	71,389

Operating income (loss) excluding facility action charges	$51,898	$(11,180)	$4,378	$45,096

EBITDA	$78,477	$(37,733)	$3,543	$44,287

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

	Fiscal Year 2001

	Carl’s Jr.	Hardee’s	Other (A)	Total

Company-operated sales	$604,927	$855,060	$109,517	$1,569,504
Company-operated same-store sales increase (decrease)	1.8%	(7.6)%
Franchise-operated same-store sales increase (decrease)	4.7%	(4.7)%
Operating costs as a % of company-operated revenue
Food and packaging	29.6%	32.1%
Payroll and employee benefits	29.0%	35.5%
Occupancy and other operating costs	22.0%	24.9%
Gross margin	19.4%	7.5%
Advertising as a percentage of company-operated revenue	7.2%	5.8%
Franchising revenue:
Royalties	$13,686	$45,946	$—	$59,632
Distribution centers	100,717	23,461	—	124,178
Rent	11,650	8,996	—	20,646
Other	2,504	8,320	—	10,824

Total franchising revenue	128,557	86,723	—	215,280

Franchising expense:
Administrative expense (including provision for bad debts)	4,184	12,790	—	16,974
Distribution centers	98,439	27,076	—	125,515
Rent & other occupancy	13,092	3,903	—	16,995

Total franchising expense	115,715	43,769	—	159,484

Net franchising income (B)	$12,842	$42,954	$—	$55,796

Operating income (loss) (C)	$61,188	$(196,453)	$3,271	$(131,994)
Facility action charges, net	(29,959)	165,901	8,700	144,642

Operating income (loss) excluding facility action charges	$31,229	$(30,552)	$11,971	$12,648

EBITDA	$88,049	$(134,723)	$14,084	$(32,590)

(A)	“Other” consists of Green Burrito in fiscal 2003 and Taco Bueno and Rally’s in fiscal 2002. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments).

(B)	The Company made certain reclassifications between Franchise Revenue and Other Expense, Net in prior period amounts to conform to the current period’s presentation.

(C)	The Company now fully allocates all general and administrative costs to the brands and has made certain reclassifications in prior period amounts to conform to the current period’s presentation.

Presentation of Non-GAAP Measurements

EBITDA

EBITDA is a typical non-GAAP measurement for companies that issue public debt. EBITDA represents net income before taxes, interest, depreciation and amortization of leasehold improvements and goodwill, and the cumulative effect of the accounting change for goodwill. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income or an indicator of operating cash flows as a measure of liquidity. Because not all companies calculate

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

EBITDA identically, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service payments.

The following table reconciles EBITDA (a non-GAAP measurement) to cash flow from operations (a GAAP measurement):

	Fiscal Year Ended January 31,

	2003	2002	2001

Cash flow provided by operating activities	$62,267	$71,537	$23,392
Interest expense	42,726	57,659	70,541
Income tax benefit	(7,420)	(584)	(11,148)
Interest on fee and discount amortization, included in depreciation and amortization	(7,156)	(5,471)	(4,848)
(Provision for) recovery of losses on accounts and notes receivable	1,290	(6,057)	(6,650)
(Gain) loss on investments, sales of property and equipment, capital leases and extinguishment of debt	10,586	—	(942)
Facility action charges, net	(3,240)	(71,389)	(144,642)
Other, non-cash charges	(12)	(2,300)	(17,618)
Deferred income taxes	—	—	(15,006)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	18,383	17,493	4,908
Net change in income tax receivable	(3,262)	(31,539)	27,712
Net change in receivables, inventories, prepaid expenses and other current assets	18,541	(1,695)	(1,785)
Net change in accounts payable and other current liabilities	(7,807)	16,633	43,496
Net cash used by discontinued operations	123	—	—

EBITDA	125,019	44,287	(32,590)
Less: EBITDA provided by discontinued operations	985	—	—

EBITDA provided by (used in) continuing operations	$124,034	$44,287	$(32,590)

Fiscal 2003 Compared with Fiscal 2002 and Fiscal 2002 Compared with Fiscal 2001

Carl’s Jr.

During the year, we sold two restaurants to franchisees, closed three and opened two. Carl’s Jr. franchisees and licensees opened 28 new restaurants, acquired two from us and closed nine. As of January 31, 2003, the Carl’s Jr. system consisted of the following:

	Restaurant Portfolio					Fiscal Year Revenue

	2003	2002	2001	2003- 2002 Change	2002- 2001 Change	2003	2002	2001	2003- 2002 Change	2002- 2001 Change

Company	440	443	491	(3)	(48)	$507,526	$516,998	$604,927	$(9,472)	$(87,929)
Franchised and licensed	547	526	486	21	40	186,187	187,563	128,557	(1,376)	59,006

Total	987	969	977	18	(8)	$693,713	$704,561	$733,484	$(10,848)	$(28,923)

The sale of company-operated Carl’s Jr. restaurants to franchisees, as well as the closure of under-performing company-operated restaurants, has had an impact on revenue from company-operated restaurants. The table above provides a comparison of the number of company-operated restaurants at the end of fiscal years 2003 and 2002 with revenue earned. Revenue from company-operated Carl’s Jr. restaurants decreased $9,472, or 1.8%, to $507,526 during fiscal year 2003 as

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

compared to fiscal year 2002. Revenue from company-operated restaurants declined $87,929, or 14.5%, during fiscal year 2002 as compared to fiscal year 2001. Same-store sales for company-operated restaurants increased 0.7% during fiscal 2003 and 2.9% during fiscal 2002. Carl’s Jr. company-operated restaurant AUV was $1,153 and $1,135 for the trailing 13 periods ended January 31, 2003 and January 31, 2002, respectively.

Net franchising income increased $862, or 4.0% during fiscal 2003, as compared to fiscal 2002, and $9,011, or 70.2% when comparing fiscal 2002 to fiscal 2001. The increase during fiscal 2003 is primarily due to increased royalties resulting from the sale of company-operated restaurants to franchisees that occurred during fiscal 2002. The increase during fiscal 2002 was primarily due to franchise fees and royalties arising from the sale of company-operated restaurants to franchisees.

The changes in the restaurant-level margin percentage are explained as follows:

	Fiscal Year Ended January 31, 2003	Fiscal Year Ended January 31, 2002

Restaurant-level margins for the period ended January 31, 2002	19.9%	19.4%
Increase due to food commodity prices and an emphasis on premium products	1.1%	0.1%
Increase due to reduced workers’ compensation claim reserve, net of premium increases	0.6%	0.3%
Decrease due to changes in labor costs	(0.3)%	(0.2)%
Increase due to decreased general liability reserve, net of premium increases	0.2%	0.5%
Decrease due to higher repair and maintenance expenditures	(0.1)%	(0.2)%
Increase (decrease) due to natural gas and electricity costs	0.1%	(0.4)%
Increase due to all other, net	0.2%	0.4%

Restaurant-level margins for the period ended January 31, 2003	21.7%	19.9%

Our fixed-rate contract with Enron was canceled by Enron during the third quarter of this fiscal year. The increase in energy costs as a result of the cancellation of our contract is approximately $1,700 during fiscal 2003. We have entered into a new fixed rate contract with another energy supplier. Our ongoing utility costs for our California restaurants will be higher than what we paid under the Enron contract and we estimate that increase to be approximately $1,200 annually. Additionally, our energy costs may increase an additional $2,000 per year for the next three years due to the efforts of the State of California to recoup perceived additional prices paid to energy suppliers in recent years through increased future billings. In connection with Enron rejecting our fixed-rate contract, we have filed claims against three Enron entities totalling $14,204. At this time we cannot make a determination as to the potential recovery, if any, with respect to these claims.

Because the majority of our Carl’s Jr. restaurants are located in California, legislation in that state can have a significant impact on our financial results. The Governor of California recently signed into law Assembly Bill No. 749 relating to workers’ compensation claims. The bill requires that payments for certain benefits that occur after January 1, 2003 for injuries sustained prior to January 1, 2001 shall be made at the rate in effect at the same time the payment is made. The expected impact to our recorded estimated liability for self-insurance claim losses as of January 31, 2003 is not material. However, we estimate that the impact of this legislation could be approximately $1,000 annually in future years (see discussion of price increases under Business Turnaround).

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

Hardee’s

During fiscal 2003, we acquired nine restaurants from franchisees, sold one to a franchisee, opened three and closed 23 restaurants. Hardee’s franchisees and licensees opened 20 new restaurants, acquired one restaurant from us, sold nine to us and closed 161. As of January 31, 2003, the Hardee’s system consisted of the following:

	Restaurant Portfolio					Fiscal Year Revenue

	2003	2002	2001	2003- 2002 Change	2002- 2001 Change	2003	2002	2001	2003- 2002 Change	2002- 2001 Change

Company	730	742	923	(12)	(181)	$562,010	$614,291	$855,060	$(52,281)	$(240,769)
Franchised and licensed	1,499	1,648	1,737	(149)	(89)	65,788	76,180	86,723	(10,392)	(10,543)

Total	2,229	2,390	2,660	(161)	(270)	$627,798	$690,471	$941,783	$(62,673)	$(251,312)

The sale of company-operated Hardee’s restaurants to franchisees, as well as the closure of under-performing company-operated restaurants, has had an impact on revenue from company-operated restaurants. The table above provides a comparison of the number of company-operated restaurants at the end of fiscal years 2003 and 2002 with revenue earned. Revenue from company-operated Hardee’s restaurants decreased $52,281, or 8.5%, to $562,010 during fiscal year 2003 as compared to fiscal year 2002. Revenue from company-operated restaurants declined $240,769, or 28.1%, during fiscal year 2002 as compared to fiscal year 2001. Same-store sales for company-operated restaurants decreased 2.2% during fiscal 2003 and increased 0.1% during fiscal 2002. Hardee’s company-operated restaurant AUV was $769 for both of the trailing 13 periods ended January 31, 2003 and January 31, 2002, respectively.

Net franchising income decreased $6,224, or 15.8% during fiscal 2003, as compared to fiscal 2002, and $3,584, or 8.3%, when comparing fiscal 2002 to fiscal 2001. The decrease during fiscal 2003 is primarily due to reduced royalty income as a result of franchisees closing unprofitable restaurants. The decrease during fiscal 2002 was primarily because franchisees purchased significant amounts of equipment from us during fiscal 2001 (franchisees remodeled more restaurants in 2001 than 2002).

The changes in the restaurant-level margin percentage are explained as follows:

	Fiscal Year Ended January 31, 2003	Fiscal Year Ended January 31, 2002

Restaurant-level margins for the period ended January 31, 2002	9.6%	7.5%
Increase due to closure of unprofitable restaurants	1.8%	1.6%
Increase due to food commodity prices and an emphasis on premium products	1.4%	0.4%
Increase (decrease) due to rent expense, taxes and licenses	(0.3)%	0.5%
Decrease due to additional labor costs	(0.9)%	(0.8)%
Increase (decrease) due to higher repair and maintenance expenditures	(0.4)%	0.3%
Increase due to lower natural gas and electricity costs	(0.2)%	—
Increase (decrease) due to general liability reserve, net of premium increases	0.1%	(0.5)%
Increase due to reduced workers’ compensation reserve, net of premium increases	—	0.3%
Increase due to all other, net	—	0.3%

Restaurant-level margins for the period ended January 31, 2003	11.1%	9.6%

During the fourth quarter, the carrying value of certain slow-moving promotional items was reduced by $800.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

Taco Bueno

In fiscal 2002, restaurant-level operating margins were 20.5%, a decrease of 0.7% from fiscal 2001. The decrease in fiscal 2002 was due to increased food and paper costs, partially offset by lower occupancy and other expenses. Taco Bueno was sold during the second quarter of fiscal 2002 (see Note 6 of Notes to the Consolidated Financial Statements).

La Salsa

Same-store sales for our company-operated La Salsa restaurants increased 0.8%. Since the acquisition of SBRG on March 1, 2002, revenue from company-operated La Salsa restaurants was $38,550. Restaurant-level margins were 12.6% as a percentage of company-operated restaurant revenue. Food and packaging costs were 26.9%, payroll and other employee benefits were 32.4% and occupancy and other operating costs were 28.1%. Due to an increase in insurance claims at La Salsa, we increased our estimated liability for self-insurance during the fourth quarter of fiscal 2003 by approximately $400.

During fiscal 2002, when SBRG was not a subsidiary of ours, La Salsa same-store sales increased 2.5% and restaurant-level margins were 17.9%.

Timber Lodge

Same-store sales for our company-operated Timber Lodge restaurants decreased 6.5% during fiscal 2003. Since the acquisition of SBRG on March 1, 2002, revenue from company-operated restaurants was $41,818. Restaurant-level margins were 8.7% as a percentage of company-operated restaurant revenue. Food and packaging costs were 35.9%, payroll and other employee benefits were 32.5% and occupancy and other operating costs were 22.8%. Timber Lodge is classified as an asset held for sale in the Consolidated Balance Sheets as of January 31, 2003 and discontinued operations in the Consolidated Statements of Operations for the year ended January 31, 2003.

During fiscal 2002, when SBRG was not a subsidiary of ours, Timber Lodge same-store sales decreased 5.7% and restaurant-level margins were 10.1%.

Advertising Expense

Advertising expenses decreased $802, or 1.1%, to $72,382 during fiscal 2003. However, advertising expenses, as a percentage of company-operated revenue, have increased marginally from 6.2% to 6.5% as a result of several new product introductions and our effort to bolster sales in response to same-store sales declines.

General and Administrative Expense

General and administrative expenses were 8.4% of total revenue in fiscal 2003, as compared to 7.8% in fiscal 2002. General and administrative expenses increased $1,386, or 1.2%, to $113,926 during the year ended January 31, 2003, as compared to the prior fiscal year. This increase is primarily due to (i) the acquisition of SBRG, which resulted in $6,752 of additional expense in fiscal 2003, (ii) the prior year included amortization of goodwill in the amount of $5,736, and (iii) a decrease in field general and administrative expense at Hardee’s as a result of the closure of unprofitable restaurants.

During fiscal 2002, general and administrative expenses decreased $32,839 or 22.6% and were 7.8% of total revenue, compared to 8.1% of total revenue during fiscal 2001. This decrease was primarily attributable to lower corporate and field salaries due to a decrease in headcount, as well as reduced consulting and professional service expenses, which were partially offset by increased relocation costs due to the completion of the relocation of Hardee’s corporate offices to St. Louis, Missouri and the relocation of our executive offices to Santa Barbara, California.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

In November 1999, we decided that we would consolidate the majority of the corporate functions of our Hardee’s subsidiary, located in Rocky Mount, North Carolina, within our corporate headquarters in Anaheim, California, creating a single support and administrative center for our Carl’s Jr., Hardee’s and Taco Bueno restaurants. During the fourth quarter of fiscal 2000, we incurred a charge of approximately $2,100 of termination benefits for approximately 150 employees that were terminated in conjunction with our corporate restructuring during fiscal 2001.

Interest Expense

Interest expense for fiscal 2003 decreased $14,933, or 25.9%, to $42,726 as compared with fiscal 2002. This decrease was primarily due to lower levels of borrowings outstanding under our senior credit facility throughout the fiscal year, a lower outstanding balance of our convertible subordinated notes, as well as lower interest rates on our bank borrowings as compared to fiscal 2002.

Interest expense for fiscal 2002 decreased $12,882, or 18.3%, when compared to fiscal 2001 due to lower levels of outstanding borrowings on our senior credit facility.

Other Income (Expense), Net

Other Income (Expense), Net, consists of the following:

	Fiscal Year Ended January 31,

	2003	2002	2001

Gains on the sale of Checkers stock	$9,248	$1,876	$2,235
Gains on the repurchase of convertible subordinated notes	2,800	—	—
All other	3,761	(2,464)	(4,964)

Total other income (expense), net	$15,809	$(588)	$(2,729)

During the fourth quarter, the Company reversed a $1,300 estimated liability established in prior periods related to certain records lost during a natural disaster.

Income Taxes

We recorded a net tax benefit for the fiscal year ended January 31, 2003 of $7,420, arising from filing amended tax returns to carryback operating losses as permitted by the Job Creation and Worker Assistance Act of 2002. We believe that our net operating losses are such that we will not be required to pay federal income taxes on this fiscal year’s taxable earnings and have only provided for minimum state franchise taxes. Our deferred tax assets net to $0 due to the existence of our tax valuation allowance of approximately $164,000 at January 31, 2003. As such, excluding the tax benefit described above, we have provided only for the minimum state taxes of $532 for fiscal 2003 in our Condensed Consolidated Statement of Operations.

At January, 27, 2003, the Company had a federal net operating loss (“NOL”) carryforward of approximately $87,000, expiring in varying amounts in the years 2021 through 2023 and various state NOL carryforwards in varying amounts expiring in the years 2006 through 2023. Additionally, the Company has an alternative minimum tax credit carryforward of approximately $7,300 and general business credit carryforwards expiring in varying amounts in the years 2020 through 2023 and foreign tax credits which expire in varying amounts in the years 2005 through 2008.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

New Accounting Pronouncements Not Yet Adopted

During August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which will be effective for the Company beginning fiscal year 2004. SFAS 143 addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet determined the impact of adopting SFAS 143.

During April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections (“SFAS 145”), which will be effective for the Company in fiscal 2004, although earlier adoption is encouraged. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items, eliminates inconsistencies in lease modification treatment and makes various technical corrections or clarifications of other existing authoritative pronouncements. As permitted, the Company implemented the provisions of SFAS 145 regarding debt extinguishment in the first quarter of fiscal 2003. The Company has not yet determined the impact of adopting the remaining provisions of SFAS 145.

During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which will be effective for the Company in fiscal 2004. FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 provisions must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. Where it is reasonably possible that the company will consolidate or disclose information about a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. Our review of transactions through January 31, 2003 did not identify any investments in variable interest entities.

Impact of Inflation

Inflation has an impact on food and packaging, construction, occupancy, labor and benefit costs, all of which can significantly affect our operations. Historically, consistent with the industry, we have been able to pass along to our customers, through price increases, higher costs arising from these inflationary factors.

Seasonality

Our business is affected by seasonality. Average restaurant sales are normally higher in the summer months than during the winter months for each of our restaurant concepts. In comparison with our Carl’s Jr. restaurant concept, inclement weather has a greater impact on restaurant sales at our Hardee’s restaurants, because a significant number of them are located in areas that experience severe winter conditions, principally in the Midwest and certain East Coast locations.

Competition

As discussed previously in Item 1 – Business, the foodservice industry is intensively competitive with respect to several factors. We compete with a variety of foodservice companies. Because our competition is a diverse group (major restaurant chains, casual dining restaurants, nutrition-oriented restaurants and prepared food stores), it is difficult for us to attribute specific results of operations to the actions of any of our competitors. However, our operations have been affected by the current competitive price discounting undertaken by our competitors.

Liquidity and Capital Resources

Our need for liquidity during the next 12 months will arise primarily from the refinancing of our senior credit facility (“Facility”) and our convertible subordinated notes (“Convertible Notes”) shortly thereafter and funding for capital

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

expenditures. The Facility, which matures on December 14, 2003, is extendable, by its terns, to November 15, 2006, provided we have completed the repurchase or refinancing of our Convertible Notes, effectively accelerating the maturity of the Convertible Notes. We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We anticipate that existing cash balances, availability under the Facility, cash generated from operations and anticipated new financing will be sufficient to service existing debt and to meet our operating and capital requirements for the next twelve months. We have no mandatory payments of principal on the $200,000 of Senior Subordinated Notes outstanding prior to their final maturities in 2009.

We arranged for the Facility to efficiently fund letters of credit required as part of our self-insurance programs. Additionally, the Facility provides working capital during those periods when seasonality affects our cash flow. The outstanding balance on the Facility at the end of the fiscal year is a result of many factors including the amount of capital expenditures made during the year and the fact the fourth quarter is seasonally our weakest quarter for sales. We, as well as the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets resulting in a working capital deficit. As of January 31, 2003, our current ratio was 0.63 to 1.

The Facility permits borrowings of up to $100,000. As of January 31, 2003, we had $25,000 outstanding under our senior credit facility, $56,154 outstanding on standby letters of credit and available borrowings of $18,846. In addition to a blanket lien, certain assets secure the Facility, including all of our personal property assets and certain restaurant property deeds of trust with an estimated sales value of $218,200. Borrowings bear interest at either the LIBOR rate plus an applicable margin or the Prime Rate plus an applicable margin, with interest due monthly. The applicable interest rate at January 31, 2003 is Prime Rate plus 2.0%, or 6.25% per annum. The agreement underlying the Facility includes certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets in the above described collateral pool, prepay certain debt, engage in a change of control transaction without the member banks’ consents, pay dividends, make investments or acquisitions and incur capital expenditures. Subject to the terms of the agreement, we can make capital expenditures of $65,000 per year, modified based on actual EBITDA and provided that $15,000 is available on the Facility at the time the expenditures are made. The full text of the contractual requirements imposed by this financing is set forth in the fourth Amended and Restated Credit Agreement which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of January 31, 2003. Subject in certain instances to cure periods, the lenders under our Facility may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of our agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only if we are in default under the facility), our 9.125% senior subordinated notes (“Senior Notes”) due 2009 and the Convertible Notes may also become accelerated under certain circumstances and after all cure periods have expired.

The Convertible Notes, which are unsecured obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 4.25% per annum in semi-annual coupons due on each March 15 and September 15, with all outstanding principal due and payable in March 2004. We have the right to prepay the notes at any time for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium, as of January 31, 2003, is 1.417% of the principal amount redeemed, but reduces annually through 2004 at which point no premium is payable. The full text of the contractual requirements imposed by this financing is set forth in the indenture which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of January 31, 2003. Subject in certain instances to cure periods, the holders of the Convertible Notes may demand repayment of these borrowings prior to stated

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

maturity upon certain events, including if we breach the terms of the indenture, in the event of specified events of insolvency, or if other significant obligations are accelerated.

The Senior Notes, which are unsecured obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 9.125% per annum in semi-annual coupons due on each May 1 and November 1, with all outstanding principal due and payable May 1, 2009. We do not have the right to prepay the notes until May 1, 2004, at which time we may prepay the notes for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium from May 1, 2004 to May 1, 2005 is 4.56% of the principal amount redeemed, but reduces annually through 2007 at which point no premium is payable. The indenture includes certain restrictive covenants including our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, pay dividends, make investments, dispose of assets and make restricted payments. Restricted payments include certain loans, treasury stock repurchases and voluntary repurchases of outstanding debt. As of January 31, 2003, after taking into account the repurchase of convertible debt as described in Note 12 of Notes to the Consolidated Financial Statements, the remaining amount of permitted restricted payments is $27,900. The full text of the contractual requirements imposed by this financing is set forth in the indenture which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of January 31, 2003. Subject in certain instances to cure periods, the holders of the Convertible Subordinated Notes may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the indenture, in the event of specified events of insolvency, if we suffer certain adverse legal judgments or if other significant obligations are accelerated.

The terms of our significant financing agreements, the Facility, the Convertible Notes and the Senior Notes, are not dependent on any change in our credit rating. We believe the key company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, asset collateral bases and the level of equity capital of the Company relative to the level of debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur and whether or not such indebtedness may be secured by any of our assets.

Because our bank indebtedness matures in advance of the maturity of the Convertible Notes, we may be obliged to incur additional indebtedness prior to the maturity of the Facility. Further, because of restrictions on voluntary prepayments of indebtedness under our indenture on our Senior Notes (see discussion above), we may be in a position where we are simultaneously incurring interest expense on the convertible debt and new debt for a period of time. Any new debt will be at a higher coupon rate than the present convertible debt’s coupon. Because of these circumstances, we expect to incur higher interest expense during fiscal 2004 than the current year.

We are considering various strategies to address the maturation the Convertible Notes. Strategies we may implement include obtaining new bank debt, a public debt offering, a restructuring of our existing convertible debt, the sale of restaurants, or some combination thereof. In the event that we are unable to successfully implement one or more of those options we may be required to sell additional restaurants, which may be at a loss, to raise sufficient funds to retire the debt. Those losses may be material and may have a significant negative impact on our operating results.

During the fiscal year ended January 31, 2003, cash provided by operating activities was $62,267. Cash used in investing activities during the fiscal year ended January 31, 2003, totaled $42,980, which principally consisted of purchases of property and equipment, which were partially offset by proceeds from the sale of Checkers stock and sales of surplus property. Cash used in financing activities during the fiscal year ended January 31, 2003, totaled $25,489, which principally consisted of repurchases of convertible debt and repayments of short-term debt.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

Capital expenditures were:

	Fifty-two weeks ended January 31, 2003	Fifty-two weeks ended January 31, 2002

New restaurants (including restaurants under development)
Carl’s Jr.	$9,473	$352
Hardee’s	13,299	5,634
La Salsa	1,474	—
Timber Lodge	2,659	—
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	3,191	4,710
Hardee’s	30,574	—
Other restaurant additions
Carl’s Jr.	4,026	5,519
Hardee’s	8,567	7,044
La Salsa	981	—
Timber Lodge	1,774	—
Green Burrito	1	—
Corporate	3,872	2,244

Total	$79,891	$25,503

As of January 31, 2003, we had remodeled 78% of the Hardee’s company-operated restaurants to the Star Hardee’s format and had installed charbroilers in 95% of the company-operated restaurants.

In an effort to improve operations and reduce future operating costs, we have relocated several of our corporate facilities to new locations. During 2002, we began relocating our corporate headquarters to Santa Barbara, California. We have entered into a five year agreement to lease the facility. During 2001, we relocated Hardee’s corporate offices to St. Louis, Missouri and have entered into a five year agreement to lease the facility.

Long-Term Obligations

The following table presents our long-term contractual obligations:

Contractual Obligations

	Payments due by periods
	Total	Less than one year	1—3 years	4—5 years	After 5 years

Long-term debt (1)	$322,319	$—	$122,319	$—	$200,000
Capital lease obligations (1)(2)	119,965	17,333	24,937	20,641	57,054
Operating leases	592,061	88,858	138,691	101,168	263,344
Unconditional purchase obligations (3)	33,267	19,780	213	1,674	11,600

Total contractual cash obligations	$1,067,612	$125,971	$286,160	$123,483	$531,998

(1)	The amounts reported above as operating leases and capital lease obligations include leases contained in the estimated liability for closing restaurants and leases for which we are the obligee to the property owner and sublease to franchisees. Additional information regarding operating leases and capital lease obligations can be found in Note 8 of Notes to the Consolidated Financial Statements.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis (Continued)

(Dollars in thousands)

(2)	Represents the undiscounted value of capital lease payments.

(3)	Unconditional purchase obligations include contracts for goods and services, primarily related to restaurant operations. We have classified the payments due by periods based on our average usage for each individual contract rather than the remaining term of the contract to better match expected expenditures with actual usage rates (see further discussion regarding these obligations in Item 7A – Quantitative and Qualitative Disclosures About Market Risk).

The following table presents our other commercial commitments including lines of credit, letters of credit and guarantees. The specific commitments are discussed previously in Item 7 – Management Discussion and Analysis – as well as the Notes to the Consolidated Financial Statements.

Other Commitments

	Amount of commitment expirations per period
(Dollars in thousands)	Total amounts committed	Less than one year	1—3 years

Standby letters of credit under the Company’s Senior Credit Facility	$56,154	$56,154	$—
Guarantees (1)	4,500	—	4,500

Total commercial commitments	$60,654	$56,154	$4,500

(1)	See further discussion regarding guarantees in Note 25 of Notes to the Consolidated Financial Statements.

CKE RESTAURANTS, INC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

(Dollars in thousands)

Interest Rate Risk

Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our $100,000 senior credit facility, of which $25,000 was outstanding as of January 31, 2003. Borrowings under the Facility bear interest at the Prime Rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $250. The estimated reduction is based upon the outstanding balance of the Facility and assumes no change in the volume, index or composition of debt as in effect January 31, 2003. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in the consolidated balance sheet. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices (see page 23), could result in lower restaurant-level operating margins for our restaurant concepts.

Item 8. Financial Statements and Supplementary Data

See the Index included at Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

CKE RESTAURANTS, INC.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2003 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2003. Information concerning the current executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information pertaining to executive compensation is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2003 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2003 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,753,176	$10.15	1,036,469	(1)
Equity compensation plans not approved by security holders (2)	205,351	$8.39	594,649

Total	8,958,527	$10.11	1,631,118

(1)	A total of 4.2 million shares of common stock are available for grants of options or other awards under the 1999 stock incentive plan, with the amount of available shares increased by 350,000 shares on the date of each annual meeting of shareholders.

(2)	Represents options that are part of a “broad-based plan” as defined by the New York Stock Exchange. See Note 22 of Notes to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions

From time to time we enter into transactions with parties or entities that may be deemed related parties or affiliates. This may include parties with whom we, or our related parties, have a relationship that enables the parties to negotiate terms of material transactions that may not be available from others. No assurance can be given that were such transactions conducted with independent vendors and suppliers, our results would not be materially different.

CKE RESTAURANTS, INC.

During fiscal years 2003, 2002 and 2001, we entered into the following transactions with those parties:

(Dollars in thousands)

				Fiscal Year Ended January 31,

Involved Party	Business Purpose	How Transaction Prices are Determined	On-Going Contractual Commitments	2003	2002	2001

Carl N. Karcher (Chairman Emeritus)	Leased property for Anaheim, CA. office, distribution facility and three restaurants.	Lease based upon the prevailing market for similar space within the area.	Several leases with varying expiration dates	$1,534	$1,661	$1,500

Fidelity National Financial, Inc. (“FNF”) (Our Chairman is also the Chairman of FNF)	Title and escrow work on sale of restaurant properties and mortgages on properties for collateral on Senior Credit Facility	Escrow and title fees are determined per transaction based upon the stated standard rates as set by FNF to the general public at the time of each transaction.	None	10	1,216	—

Fidelity National Financial, Inc. (“FNF”) (Our Chairman is also the Chairman of FNF)	Leased aircraft	Lease based upon the prevailing market for similar aircraft.	Lease agreement expires December 31, 2010	47	—	—

FNF Capital, Inc. (100% owned subsidiary of FNF)	Leased equipment	Bids for the lease of equipment were submitted and most favorable terms were selected.	Several leases with varying expiration dates	7,445	5,455	5,804

Kensington Development (100% owned subsidiary of FNF)	Lease of Santa Barbara, CA office	Lease based upon the prevailing market for similar space within the area.	Lease agreement expires September 2003	598	195	63

M&N Foods, Inc. (affiliate of a current board member)	Sale of Carl’s Jr. restaurants to franchisee	Purchase price based on a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees. Transaction was evaluated for fairness by First Tennessee Securities Corp., an investment banking firm.	None, other than those contained in the franchise agreement and asset purchased agreement	—	4,100	—

Orion Realty Corp. (100% owned subsidiary of FNF)	Sale of surplus properties and termination of leases	(A)	Contractual arrangement	494	329	58

Praetorian Group (formerly an investment of FNF)	Sale of restaurants to franchisees	(A)	None	—	60	6,959

Rally’s Restaurants (owned by Checkers Drive-In Restaurants, Inc.)	Purchase of food and paper products from the Company	Mark-up consistent with price charged to Carl’s Jr. franchises.	Contract no longer in effect	—	1,652	3,634

Rocky Mountain Aviation (100% owned subsidiary of FNF)	Expenses associated with Company’s leased aircraft	Based on contracted lease rates, partially offset by income from others use of contracted planes. Contracted lease rates depend on number of passengers, distance, weights, airport fees and other factors to determine the cost for each specific trip.	Lease agreement expires June 2007	737	414	554

SBRG	License the Green Burrito Brand	According to License Agreement.	Requirements cease after acquisition of SBRG	n/a	443	621

CKE RESTAURANTS, INC.

Involved Party	Business Purpose	How Transaction Prices are Determined	On-Going Contractual Commitments	FY 2003 $000’s	FY 2002 $000’s	FY 2001 $000’s

TWM Industries, Inc. (affiliate of a former CEO and board member of the Company)	Sale of Carl’s Jr. restaurants to franchisee	Purchase price based on a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees. Reduced by final payout due under employment agreement. Transaction was evaluated for fairness by First Tennessee Securities Corp., an investment banking firm.	None, other than those contained in the franchise agreement and asset purchased agreement	—	12,080	4,192

CLK (affiliate of a current board member)	Sale of Carl’s Jr. restaurants to franchisee	(B)	None, other than those contained in the franchise agreement and asset purchased agreement	983	—	—

(A)	During fiscal 2000, we were in a workout situation with our lenders and we had to immediately begin to dispose of a significant number of assets to raise cash to repay our bank indebtedness. Also, during this time we began closing a significant number of underperforming restaurants, which resulted in a significant number of surplus properties that needed to be converted to cash. Under these circumstances, we determined that it was impractical under the time constraints to develop an internal real estate sales competency and, accordingly, we retained the services of these affiliates that possessed the requisite real estate competency.

(B)	Purchase price based on a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees.

CKE RESTAURANTS, INC.

Item 14. Controls and Procedures

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

CKE RESTAURANTS, INC.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page

(a)(1)	Index to Consolidated Financial Statements:
	Independent Auditors’ Report	58
	Consolidated Balance Sheets — as of January 31, 2003 and 2002	59
	Consolidated Statements of Operations — for the fiscal years ended January 31, 2003, 2002 and 2001	60
	Consolidated Statements of Stockholders’ Equity — for the fiscal years ended January 31, 2003, 2002 and 2001	61
	Consolidated Statements of Cash Flows — for the fiscal years ended January 31, 2003, 2002 and 2001	62
	Notes to Consolidated Financial Statements	63

All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(2)	Exhibits: An “Exhibit Index” has been filed as a part of this Form 10-K beginning on page [95] hereof and is incorporated herein by reference.
(b)	Current Reports on Form 8-K: None.

CKE RESTAURANTS, INC.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE RESTAURANTS, INC.

By:	/s/ ANDREW F. PUZDER
Andrew F. Puzder President and Chief Executive Officer

Date: March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. FOLEY II William P. Foley II	Chairman of the Board	March 26, 2003

/s/ ANDREW F. PUZDER Andrew F. Puzder	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2003

/s/ BYRON ALLUMBAUGH Byron Allumbaugh	Director	March 26, 2003

/s/ PETER CHURM Peter Churm	Director	March 26, 2003

/s/ CARL L. KARCHER Carl L. Karcher	Director	March 26, 2003

/s/ CARL N. KARCHER Carl N. Karcher	Director	March 26, 2003

/s/ DENNIS J. LACEY Dennis J. Lacey	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

/s/ DANIEL D. LANE Daniel D. Lane	Vice Chairman of the Board	March 26, 2003

/s/ DANIEL PONDER Daniel Ponder	Director	March 26, 2003

/s/ FRANK P. WILLEY Frank P. Willey	Director	March 26, 2003

CKE RESTAURANTS, INC.

Certification

I, Andrew F. Puzder, certify that:

1.	I have reviewed this Annual Report on Form 10-K of CKE Restaurants, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/ ANDREW F. PUZDER
Andrew F. Puzder Chief Executive Officer

*    *    *

CKE RESTAURANTS, INC.

Certification

I, Dennis J. Lacey, certify that:

1.	I have reviewed this Annual Report on Form 10-K of CKE Restaurants, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/ DENNIS J. LACEY
Dennis J. Lacey Chief Financial Officer

CKE RESTAURANTS, INC.

Independent Auditors’ Report

The Board of Directors and Stockholders

CKE Restaurants, Inc.:

We have audited the accompanying consolidated financial statements of CKE Restaurants, Inc. and Subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and Subsidiaries as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 1 and 3 to notes to consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the first quarter of fiscal 2003.

/s/    KPMG LLP

Orange County, California

March 19, 2003

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Part 1. Financial Information

Item 1. Consolidated Financial Statements

(Dollars in thousands)	January 31, 2003	January 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$18,440	$24,642
Accounts receivable, net	40,593	38,942
Related party trade receivables	5,106	5,404
Inventories	19,224	17,365
Prepaid expenses	16,325	8,318
Assets held for sale	21,170	—
Other current assets	1,492	1,703

Total current assets	122,350	96,374
Notes receivable	3,891	7,352
Property and equipment, net	553,325	542,193
Property under capital leases, net	59,014	64,834
Costs in excess of assets acquired, net	56,708	186,868
Other assets	48,185	33,968

Total assets	$843,473	$931,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank indebtedness	$25,000	$—
Current portion of capital lease obligations	9,782	10,266
Accounts payable	56,968	47,414
Other current liabilities	102,052	91,167

Total current liabilities	193,802	148,847
Convertible subordinated notes	122,319	159,205
Capital lease obligations, less current portion	62,518	70,107
Senior subordinated notes	200,000	200,000
Other long-term liabilities	71,260	91,764

Total liabilities	649,899	669,923

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	–	–
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 58,868,000 shares and 52,162,000 shares	589	522
Additional paid-in capital	463,474	383,319
Non-employee director and officer notes receivable	(2,530)	(4,239)
Accumulated deficit	(257,553)	(107,530)
Treasury stock at cost, 1,585,000 shares	(10,406)	(10,406)

Total stockholders’ equity	193,574	261,666

Total liabilities and stockholders’ equity	$843,473	$931,589

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal years ended January 31,

(In thousands except per share amounts)	2003	2002	2001

Revenue:
Company-operated restaurants	$1,109,646	$1,174,384	$1,569,504
Franchised and licensed restaurants and other	253,749	263,743	215,280

Total revenue	1,363,395	1,438,127	1,784,784

Operating costs and expenses:
Restaurant operations:
Food and packaging	320,217	356,157	484,439
Payroll and other employee benefit expenses	358,827	381,756	514,535
Occupancy and other operating expenses	252,971	266,874	368,100

	932,015	1,004,787	1,367,074
Franchised and licensed restaurants and other	196,525	202,520	159,484
Advertising expenses	72,382	73,184	100,199
General and administrative expenses	113,926	112,540	145,379
Facility action charges, net	3,240	71,389	144,642

Total operating costs and expenses	1,318,088	1,464,420	1,916,778

Operating income (loss)	45,307	(26,293)	(131,994)
Interest expense	(42,726)	(57,659)	(70,541)
Other income (expense), net	15,809	(588)	(2,729)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	18,390	(84,540)	(205,264)
Income tax benefit	(7,420)	(584)	(11,148)

Income (loss) from continuing operations	25,810	(83,956)	(194,116)
Discontinued operations:
Loss from operations of discontinued segment (net of income tax benefit of $31 for the fiscal year ended January 31, 2003)	(53)	—	—

Income (loss) before cumulative effect of accounting change for goodwill	25,757	(83,956)	(194,116)
Cumulative effect of accounting change for goodwill	(175,780)	—	—

Net loss	$(150,023)	$(83,956)	$(194,116)

Basic income (loss) per common share:
Continuing operations	$0.45	$(1.66)	$(3.84)
Discontinued operations	–	—	—

Income (loss) before cumulative effect of accounting change	0.45	(1.66)	(3.84)
Cumulative effect of accounting change for goodwill	(3.10)	—	—

Net loss	(2.65)	(1.66)	(3.84)

Diluted income (loss) per common share:
Continuing operations	0.44	(1.66)	(3.84)
Discontinued operations	—	—	—

Income (loss) before cumulative effect of accounting change	0.44	(1.66)	(3.84)
Cumulative effect of accounting change for goodwill	(3.02)	—	—

Net loss	$(2.58)	$(1.66)	$(3.84)

Weighted-average common shares outstanding:
Basic	56,649	50,507	50,501
Dilutive effect of stock options	1,475	—	—

Diluted	58,124	50,507	50,501

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

FISCAL YEARS ENDED JANUARY 31, 2003, 2002, AND 2001
	Common Stock		Additional Paid-In Capital	Non-employee Director and Officer Notes Receivable	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders’ Equity
(In thousands)	Shares	Amount				Shares	Amount

Balance at January 31, 2000	52,086	$521	$383,016	—	$172,626	(1,585)	$(10,406)	$545,757
Cash dividends ($.04 per Share)	—	—	—	—	(2,084)	—	—	(2,084)
Net loss	—	—	—	—	(194,116)	—	—	(194,116)

Balance at January 31, 2001	52,086	$521	$383,016	—	$(23,574)	(1,585)	$(10,406)	349,557
Exercise of stock options	76	1	283	—	—	—	—	284
Conversion of convertible subordinated notes	—	—	20	—	—	—	—	20
Non-employee director and officer notes receivable	—	—	—	(4,239)	—	—	—	(4,239)
Net loss	—	—	—	—	(83,956)	—	—	(83,956)

Balance at January 31, 2002	52,162	$522	$383,319	$(4,239)	$(107,530)	(1,585)	$(10,406)	$261,666
Exercise of stock options	353	3	1,270	—	—	—	—	1,273
Conversion of convertible subordinated notes	1	—	134	—	—	—	—	134
Non-employee director and officer notes receivable	—	—	—	1,709	—	—	—	1,709
Issuance of stock in conjunction with acquisition	6,352	64	78,751	—	—	—	—	78,815
Net loss	—	—	—	—	(150,023)	—	—	(150,023)

Balance at January 31, 2003	58,868	$589	$463,474	$(2,530)	$(257,553)	(1,585)	$(10,406)	$193,574

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal years ended January 31,

(In thousands)	2003	2002	2001

Net cash flow from operating activities:
Net loss	$(150,023)	$(83,956)	$(194,116)
Adjustments to reconcile net loss to net cash provided by operating activities, excluding effects of acquisition:
Cumulative effect of accounting change	175,780	—	—
Depreciation and amortization	71,112	76,639	106,981
Provision (recovery) for losses on accounts and notes receivable	(1,290)	6,057	6,650
(Gain) loss on investments, sale of property equipment, capital leases, and extinguishment of debts	(10,586)	—	942
Facility action charges, net	3,240	71,389	144,642
Other, non cash charges	12	2,300	17,618
Provision for deferred income taxes	—	—	15,006
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(18,383)	(17,493)	(4,908)
Net change in income tax receivable	3,262	31,539	(27,712)
Net change in receivables, inventories, prepaid expenses and other current assets	(18,541)	1,695	1,785
Net change in accounts payable and other current liabilities	7,807	(16,633)	(43,496)
Net cash used by discontinued operations	(123)	—	—

Net cash provided by operating activities	62,267	71,537	23,392
Cash flow from investing activities:
Purchase of:
Property and equipment	(79,891)	(25,503)	(74,680)
Long-term investments	—	—	(2,957)
Proceeds from sale of:
Marketable securities and long-term investments	9,248	4,121	4,210
Property and equipment	23,781	68,278	154,132
Increase in notes receivable and related party receivables	—	—	(18,305)
Collections on notes receivable and related party receivables	2,884	2,625	13,791
Acquisition of SBRG, net of payments made to acquire SBRG	(844)	—	—
Cash of subsidiary in property held for sale	—	—	(3,827)
Net change in other assets	1,842	4,154	2,653
Dispositions of brand, net of cash surrendered	—	62,412	—

Net cash provided by (used in) investing activities	(42,980)	116,087	75,017

Cash flow from financing activities:
Net change in bank overdraft	3,387	6,633	(7,565)
Long-term borrowings	114,500	140,217	264,877
Repayments of long-term debt	(129,957)	(308,737)	(371,313)
Repayments of capital lease obligations	(10,340)	(10,645)	(10,095)
Payment of deferred financing costs	(5,432)	(2,775)	(904)
Net change in other long-term liabilities	(629)	(600)	9,030
Payment of dividends	—	—	(2,084)
Repayment (issuance) of non-employee director and officer notes receivable	1,709	(4,239)	—
Exercise of stock options	1,273	304	—

Net cash used in financing activities	(25,489)	(179,842)	(118,054)

Net (decrease) increase in cash and cash equivalents	(6,202)	7,782	(19,645)
Cash and cash equivalents at beginning of year	24,642	16,860	36,505

Cash and cash equivalents at end of year	$ 18,440	$24,642	$16,860

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Note 1 – Significant Accounting Policies

A summary of certain significant accounting policies not disclosed elsewhere in the notes to the consolidated financial statements is set forth below.

Description of Business

CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr., Hardee’s, and The Green Burrito (“Green Burrito”), which is primarily operated as a dual-brand concept with Carl’s Jr. quick-service restaurant and La Salsa Fresh Mexican Grill (“La Salsa”) restaurant concepts. Carl’s Jr. restaurants are primarily located in the Western United States, predominantly in California. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-brand Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California. As of January 31, 2003, the Company’s system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Company-operated	440	730	57	5	1,232
Franchised and licensed	547	1,499	42	28	2,116

Total	987	2,229	99	33	3,348

CKE acquired Hardee’s in 1997. At the time Hardee’s was acquired, a turnaround of operations at Carl’s Jr. had just been completed. Hardee’s had historical trends of operational difficulties, including declining same-store sales. Management believed it could implement a strategy to counter the operational difficulties Hardee’s was experiencing. In conjunction with the Hardee’s acquisition, the Company incurred a substantial amount of long-term debt and became a highly-leveraged company. Management was unable to materially alter the declining same-store sales trend at Hardee’s after the acquisition. In fact, the decline in same-store sales continued. Beginning with fiscal year 2000, Hardee’s operating losses resulted in the Company operating at a loss. When those operating losses arose, there was approximately $280,000 outstanding under the Company’s facility. Under these circumstances, the Company was compelled to reduce its level of bank debt and embarked upon a program to sell restaurants, including the Taco Bueno brand, with the objectives of reducing bank debt and shifting the restaurant system mix to one that is more franchised than company-operated. Management also identified many under-performing restaurants for closure. The Company incurred net losses on the sales of restaurants, recorded charges for the estimated liability for closing restaurants and wrote-down the carrying value of certain properties and charged a loss to operations as their performance did not support their carrying values. Additionally, management reduced operating costs to a level more commensurate with the revenue mix resulting from the rebalancing of its systems. The Company has reported losses for each of the last three years. The Company is in the midst of a business turnaround and has made several changes to its business. The Company not only sold or closed Carl’s Jr. and Hardee’s restaurants, but also sold the Taco Bueno brand and ceased to operate certain Rally’s restaurants it had been operating under a management agreement. These events have significantly impacted the comparability of results from year to year.

Basis of Presentation and Fiscal Year

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. The Company’s fiscal year is 52 or 53 weeks, ending the last Monday in January each year. Fiscal years 2003, 2002 and 2001 each included 52 weeks of operations. For clarity of presentation, the Company has labeled all years presented as fiscal year ended January 31.

The equity method of accounting is used for investments in which the Company has the ability to exercise significant influence. Under the equity method, the Company recognizes its share of the net earnings or losses of these entities and

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

adjusts the carrying value of its investment by the amount of net earnings or losses recognized and by the amount of contributions made or distributions received. The Company’s share of net earnings or losses is calculated based on the Company’s expected share of the investment’s estimated profit or loss. The Company accounted for its investments in Santa Barbara Restaurant Group, Inc. (“SBRG”), prior to acquisition, and Checkers Drive-Thru Restaurants, Inc. under the equity method.

Cash Equivalents

For purposes of reporting cash flows, highly liquid investments purchased with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of restaurant food and paper items.

Deferred Financing Costs

Costs related to the issuance of debt are deferred and amortized, utilizing a method which approximates the effective interest method, as a component of interest expense over the terms of the respective debt issues. In accordance with Emerging Issues Task Force Bulletin 98-14, “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements” (“EITF 98-14”), the Company writes-off a portion of these deferred financing charges if the borrowing capacity of its Senior Credit Facility is reduced.

Assets Held for Sale

Assets held for sale consist of restaurant concepts the Company has decided to divest. Such assets are classified as current assets upon meeting the requirements of Statement of Financial Accounting Standards (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and the Company thereafter no longer depreciates such assets.

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

Capitalized Costs

Pending issuance of a proposed accounting rule, the Company has elected to account for construction costs in a manner similar to SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” As such, costs which have a future benefit for the project(s) are capitalized.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible assets acquired. Through fiscal 2002, this asset was amortized over 40 years. Through fiscal 2002, for purposes of evaluating the recoverability of goodwill, goodwill was allocated to individual restaurants (both company-operated restaurants and restaurants that the Company previously owned and has subsequently sold to franchisees). Beginning in fiscal 2003, upon adoption of SFAS 142, the Company ceased amortization of goodwill. In accordance with SFAS 142, we evaluate goodwill for impairment annually and record an impairment charge if needed, based upon the fair value of each brand. Goodwill and intangible assets are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Facility Action Charges

In late fiscal 2000, the Company embarked on a refranchising initiative to reduce outstanding borrowings under its revolving credit facility, as well as to increase the number of franchise-operated restaurants. In addition, it identified and closed under-performing restaurants. The results of these strategies have caused the following transactions to be recorded in the financial statements as facility action charges, net:

(i)	Impairment of long-lived assets for restaurants the Company closes;
(ii)	Store closure costs; and
(iii)	Gains (losses) on the sale of restaurants.

(i) Impairment of Long-Lived Assets

SFAS 144 provides a single accounting model for long-lived assets to be disposed of. SFAS 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS 144 during the first quarter of fiscal 2003. The initial adoption of SFAS 144 did not affect the Company’s financial statements.

In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows. If the undiscounted cash flows are less than the carrying value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Prior to the adoption of SFAS 144, the Company accounted for long-lived assets in accordance with SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

(ii) Store Closure Costs

Management makes decisions to close restaurants based on the prospects for estimated future profitability. Our restaurant operators evaluate each restaurant’s performance each quarter. When restaurants continue to perform poorly, management considers the demographics associated with the location as well as the likelihood of being able to turn an unprofitable restaurant around. Based on the operator’s judgement, we estimate the future cash flows. If we determine that the restaurant will not be profitable, within a reasonable period of time, operate at break-even cash flow or be profitable, and there are no contractual requirements to continue operating the restaurant, we close the restaurant. Additionally, franchisees may close restaurants for which the Company is the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed restaurant if we decide not to operate it as a company-operated restaurant.

The Company establishes the estimated liability on the actual closure date. Prior to the adoption of SFAS 146 on January 1, 2003, the Company established the estimated liability when management identified a restaurant for closure, which may or may not have been the actual closure date. The estimated liability for closing restaurants is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

The amount of the estimated liability established is the net present value of these estimated future payments. The interest rate used to calculate the net present value of these liabilities is based on the Company’s incremental borrowing rate at the time the liability is established. The related discount is amortized and shown as Interest Expense in the Consolidated Statement of Operations.

(iii) Gains (Losses) on the Sale of Restaurants

The Company records gains and losses on the sale of restaurants as the difference between the net proceeds received and net carrying values of the restaurants sold.

Loss Contingencies

We assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies deemed to be probable, and where the amount of such loss is reasonably estimable, are accrued in our financial statements.

Self-insurance

The Company is self-insured for a portion of its current and prior years’ losses related to worker’s compensation, fire and general liability insurance programs. The Company has obtained stop-loss insurance for individual workers’ compensation claims and individual general liability claims over $500. Insurance liabilities are accounted for based on the net present value of independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of historical claim loss development.

Franchise and Licensed Operations

The Company executes franchise or license agreements for each brand that set out the terms of our arrangement with the franchisee or licensee. Our franchise and certain license agreements require the franchisee or licensee to pay an initial, non-refundable fee and continuing fees based upon a percentage of gross sales. Subject to our approval and payment of renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

The Company incurs expenses that benefit both our franchise and license communities. These expenses, along with other costs of sales and servicing of franchise and license agreements, are charged to franchising expense as incurred. Finally, net franchise and license income also includes rent income from leasing or subleasing restaurants to franchisees net of the related occupancy costs. If the Company leases restaurants to a franchisee that results in a loss over the term of the lease, a lease subsidy allowance is established at inception and charged to Facility Action Charges.

The Company monitors the financial condition of our franchisees and records provisions and estimated losses on receivables when management believes that certain franchisees are unable to make their required payments. Each individual franchisee’s account is reviewed quarterly, focusing on those that are past due and, if necessary, an estimated loss is calculated. The total of the estimated losses is then compared to the allowance for bad debts recorded in the Company’s Consolidated Financial Statements and an adjustment, if any, is recorded. At the time a franchisee becomes 90 days delinquent, the Company ceases recording royalties and reverses royalties accrued during the previous 90 days. Royalties are thereafter not accrued until there is a history of timely payments.

Depending on the facts and circumstances, there are a number of different actions that may be taken to resolve collection issues. These include the sale of franchise restaurants to the Company or to other franchisees, a modification to the franchise agreement which may include a provision for reduced royalty rates in the future (if royalty rates are not sufficient to cover the Company’s costs of service over the life of the franchise agreement, the Company records the estimated loss at the time it modifies the agreement), a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary obligee) or, if necessary, the termination of the franchise agreement. The amount of the allowance

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

established is based on our assessment of the most probable action that will occur. In the event that the Company decides to operate the restaurants as company-operated restaurants, the allowance for loss is recorded net of the estimated fair value of the related restaurant assets.

Revenue Recognition

Sales by company-operated restaurants are recognized on a cash basis. Revenues from franchised and licensed restaurants include continuing rent and service fees, initial fees and royalties. Continuing fees and royalties are recognized in the period earned. Initial fees are recognized upon the opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise agreement. Renewal fees are recognized when a renewal agreement becomes effective. Rental income is recognized in the period earned. Sales of food and equipment to franchisees are recognized at the time of the sale.

Advertising

The Company charges marketing costs to expense ratably in relation to revenues over the year in which incurred and in the case of advertising production costs they are charged when the commercial is first aired. The Company’s contributions to independent advertising cooperatives are expensed when paid.

Income Taxes

Income taxes are accounted for under the asset and liability method. The Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, estimated liability for closing restaurants, estimated liabilities for self-insurance, tax credits and operating losses for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recovery of net tax assets is evaluated each year using the “more likely than not” criterion contained in Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.

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

The Company’s most significant areas of estimation are:

•	Estimation of future cash flows used to assess the recoverability of long-lived assets, assess the recoverability of goodwill and establishment of the estimated liability for closing restaurants and subsidizing sublease payments of franchisees;
•	Determination of the appropriate allowances associated with franchise and license receivables and estimated liabilities for franchise subleases;
•	Estimation, using actuarially determined methods, of our self-insured claim losses under our worker’s compensation, fire and general liability insurance programs;
•	Determination of the appropriate accrued liabilities for loss contingencies; and
•	Estimation of our net deferred income tax asset valuation allowance.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Loss per share

The Company presents “basic” and “diluted” loss per share. Basic loss per share represents net loss divided by weighted average shares outstanding. Diluted loss per share represents net loss divided by weighted average shares outstanding including all potentially dilutive securities and excluding all potentially anti-dilutive securities.

In fiscal 2003, 2002, and 2001, 4.6 million, 7.7 million and 8.1 million shares, respectively, relating to the possible exercise of outstanding stock options and in fiscal 2003, 2002 and 2001, 3.2 million, 3.6 million, and 3.6 million shares, respectively, issuable upon conversion of convertible subordinated notes, were not included in the computation of net loss per share as their effect would have been anti-dilutive.

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002.

For purposes of the following pro forma disclosures required by SFAS 148 and SFAS 123 the fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

The assumptions used for grants in the fiscal years ended 2003, 2002, and 2001 are as follows:

	2003	2002	2001

Annual dividends	$—	$—	$0.04
Expected volatility	29.5%	60.0%	52.0%
Risk-free interest rate (matched to the expected term of the outstanding option)	2.97%	4.48%	4.97%
Expected life of all options outstanding (years)	5.30	5.38	5.00
Weighted-average fair value of each option granted	$6.33	$2.41	$1.58

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

The following table reconciles reported net loss to pro forma net loss assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123 for fiscal years ended 2003, 2002 and 2001.

	2003	2002	2001

Net loss, as reported	$(150,023)	$(83,956)	$(194,116)
Deduct: Total stock-based employee compensation expense determined under fair value based method net of related tax effects	(2,496)	(4,476)	(8,884)

Net loss — pro forma	$(152,519)	$(88,432)	$(203,000)

Loss per common share:
Basic — as reported	$(2.65)	$(1.66)	$(3.84)
Basic — pro forma	(2.69)	(1.75)	(4.02)
Diluted — as reported	(2.58)	(1.66)	(3.84)
Diluted — pro forma	$(2.62)	$(1.75)	$(4.02)

Comprehensive Income

The Company did not have any other comprehensive income items requiring reporting under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The Company’s segments are determined at the brand level.

Reclassifications

Prior year amounts in the consolidated financial statements have been reclassified to conform with current year presentation.

Adoption of New Accounting Pronouncements

During the fourth quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (”SFAS146”). SFAS 146 supersedes EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value each period. This change is effective for new exit or disposal activities initiated after December 31, 2002. Although SFAS 146 changes the timing of expense recognition for certain costs we incur while closing restaurants or undertaking other exit or disposal activities, the timing difference is generally not significant. The adoption of SFAS 146 did not have a material effect on the Company’s consolidated financial statements.

During the fourth quarter of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair-value method for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have a material effect on the Company’s consolidated financial statements

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

During the fourth quarter of fiscal 2003, the Company adopted Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”) which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires companies to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

During the second quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), which supercedes APB Opinion No. 16, Business Combinations. SFAS 141 requires that business combinations be accounted for using the purchase method. The Company has used this method of accounting for previous acquisitions and did so for the Santa Barbara Restaurant Group, Inc. (“SBRG”) acquisition, which was consummated on March 1, 2002 (see Note 2).

During the first quarter of fiscal 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which supercedes APB Opinion No. 17, Intangible Assets and certain provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of (“SFAS 121”). SFAS 142, along with other requirements as more fully described on our first quarter Form 10-Q, ceases the amortization of goodwill and other intangible assets with indefinite lives (see Note 3).

The Company adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”) during the first quarter of fiscal 2003. SFAS 144 addresses the recoverability of long-lived assets, excluding intangible assets. Previously, the Company accounted for the impairment of long-lived assets under SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS 144, the Company no longer considers the impact of goodwill allocated to the restaurants (in accordance with SFAS 142) when testing the carrying value of long-lived assets for impairment, but now includes the effect of future capital expenditures when testing for impairment. The adoption of SFAS 144 did not have a material effect on the Company’s consolidated financial statements. On a quarterly basis, we update our model for estimating future cash flows based upon experience gained, current intentions about refranchising and closing restaurants, expected sales trends, internal plans, and other relevant information.

Note 2  –  Acquisitions

On March 1, 2002, the Company acquired SBRG. SBRG owns, operates and franchises the Green Burrito, La Salsa and Timber Lodge restaurant chains. Through the Company’s dual-branding relationship with the GB Franchise Corporation, an indirect wholly-owned subsidiary of SBRG, Carl’s Jr. was SBRG’s largest franchisee. The Company acquired SBRG for strategic purposes, which included gaining control of the Green Burrito brand, eliminating the payment of royalties on franchised restaurants, investing in the fast-casual segment, which is an emerging competitor to the quick-service restaurant segment, and providing the Company with a growth opportunity in the “Fresh Mex” segment with La Salsa. The results of operations of SBRG (excluding the operations of Timber Lodge which are classified as discontinued operations) are included in the operating results for the period March 1, 2002 through January 31, 2003. The purchase price consisted of 6,352,000 shares of common stock valued at $78,815, plus transaction costs of $1,465.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

The final allocation of the purchase price to the assets acquired, including the costs in excess of assets acquired and liabilities assumed in the acquisition of SBRG are as follows:

	Initial Purchase Price Allocation	Adjustments to the Initial Allocation	Final Purchase Price Allocation

Current assets	$5,173	$(2,099)	$3,074
Property and equipment	33,722	(22,699)	11,023
Costs in excess of assets acquired	32,225	12,504	44,729
Net assets held for sale	—	9,835	9,835
Other assets	30,566	(6,784)	23,782

Total assets acquired	101,686	(9,243)	92,443

Current liabilities	13,141	(7,670)	5,471
Long-term debt, excluding current portion	6,500	—	6,500
Other long-term liabilities	2,230	(2,038)	192

Total liabilities assumed	21,871	(9,708)	12,163

Net assets acquired	$79,815	$465	$80,280

The Company has made adjustments to the initial purchase price allocation, the impact of which was immaterial to the Company’s results of operations, as follows:

Increase in Assets Held for Sale due to Timber Lodge	$9,835
Decrease in Property and Equipment due to adjustments for capital leases, leasehold improvements, other property and equipment, and reclass to assets held for sale	(22,699)
Decrease in current assets due to reclassification to assets held for sale	(2,099)
Decrease in Other Assets due to adjustments for prepaid expenses and assets held for sale	(6,784)
Increase in Costs in Excess of Net Assets Acquired due to adjustments listed above	12,504
Decrease in Current Liabilities due to adjustments for leases at Timber Lodge and reclassification to assets held for sale	7,670
Decrease in Other Long-Term Liabilities due to adjustments to record additional estimated liabilities for closing restaurants and reclassification to assets held for sale	2,038

Change in purchase price arising from additional closing costs	$465

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

The Company acquired identifiable intangible assets as a result of the acquisition of SBRG. The intangible assets acquired, included in Other Assets above, excluding Costs in Excess of Net Assets Acquired, are classified and valued as follows:

Intangible Asset	Amortization Period	Initial Balance Sheet Allocation	Adjustments to the Initial Balance Sheet Allocation	Final Balance Sheet Allocation

Trademarks	20 years	$17,000	$171	$17,171
Franchise agreements	20 years	1,700	80	1,780
Favorable leases	6 to 15 years	9,600	(6,468)	3,132
Other intangible assets	20 years	46	(46)	—

Total intangible assets acquired		$28,346	$(6,263)	$22,083

Amortization expense related to identifiable intangible assets acquired as a result of the acquisition of SBRG was $1,136 for the period from March 1, 2002 (the date of acquisition) through January 31, 2003.

Identified intangible assets, such as trademarks and franchise agreements, are amortized over periods of 6-20 years. We expect amortization expense to be approximately $1,700, $1,700, $1,600, $1,600, and $1,600 in fiscal 2004, 2005, 2006, 2007 and 2008, respectively.

Selected unaudited pro forma combined results of operations for the fiscal year ended January 31, 2003, 2002 and 2001, assuming the SBRG acquisition occurred at the beginning of the fiscal year, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, are as follows:

	Fiscal Year Ended

	January 31, 2003	January 31, 2002	January 31, 2001

Total revenue	$1,350,195	$1,480,123	$1,864,605

Income (loss) before cumulative effect of accounting change for goodwill	25,290	(82,061)	(196,661)
Cumulative effect of accounting change for goodwill	(175,780)	—	—

Net loss	$(150,490)	$(82,061)	$(196,661)

Basic income (loss) per common share:
Income (loss) before cumulative effect of accounting change	0.44	(1.44)	(3.46)
Cumulative effect of accounting change for goodwill	(3.08)	—	—

Net loss	$(2.64)	$(1.44)	$(3.46)

Diluted income (loss) per common share:
Income (loss) before cumulative effect of accounting change	0.43	(1.44)	(3.46)
Cumulative effect of accounting change for goodwill	(2.99)	—	—

Net loss	$(2.56)	$(1.44)	$(3.46)

Weighted-average common shares outstanding:
Basic	57,139	56,859	56,853
Dilutive effect of stock options	1,475	—	—

Diluted	58,614	56,859	56,853

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Note 3  –  Costs in Excess of Assets Acquired, Net

During the first quarter of fiscal 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which supercedes APB Opinion No. 17, Intangible Assets and certain provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of (“SFAS 121”). SFAS 142 requires that goodwill and other intangibles be reported separately; eliminates the requirement to amortize goodwill and indefinite-lived assets; addresses the amortization of intangible assets with a defined life; and addresses impairment testing and recognition of goodwill and intangible assets. SFAS 142 changed the method of accounting for the recoverability of goodwill for the Company, such that it is evaluated at the brand level based upon the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, on comparable sales or valuations of other restaurant brands. In the past, the Company allocated goodwill to each restaurant and evaluated the recoverability of goodwill on a restaurant-by-restaurant basis. Under SFAS 142, the valuation methodology is significantly different. The impairment review involves a two-step process as follows:

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

During the first quarter of fiscal year 2003, the Company completed its initial SFAS 142 transitional impairment test of goodwill which included an assessment of a valuation of the Hardee’s brand provided by an outside party which resulted in recording an impairment charge of $175,780, representing the write-off of all of the goodwill related to the Hardee’s brand as a cumulative effect of a change in accounting. The Company’s internal assessment of the valuation of the Carl’s Jr. brand resulted in no adjustment to the net carrying amount of goodwill. The changes in the net carrying amount of goodwill for fiscal 2003 are as follows:

Amount

Balance as of January 31, 2002	$186,868
Recording of goodwill related to acquisition of SBRG	44,729
Recording of goodwill related to acquisitions of franchised restaurants	891
Cumulative effect of accounting change for goodwill	(175,780)

Balance as of January 31, 2003	$56,708

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Additionally, the Company ceased amortization of goodwill in accordance with SFAS 142. The following table provides a reconciliation of the reported net loss for fiscal 2002 to the net loss for fiscal 2002 adjusted as though SFAS 142 had been effective:

	Fiscal Year Ended January 31,
	2002		2001

	Amount	Basic and Diluted Loss Per Share	Amount	Basic and Diluted Loss Per Share

Reported net loss	$(83,956)	$(1.66)	$(194,116)	$(3.84)
Add back goodwill amortization expense (reported in General and Administrative Expense)	5,736	0.11	6,173	0.12

Pro forma net loss	$(78,220)	$(1.55)	$(187,943)	$(3.72)

Note 4 — Facility Action Charges, Net

A summary of the impact of facility actions on the reduction to each brand’s company-operated restaurant count is as follows:

	2003		2002		2001

	Carl’s Jr.	Hardee’s	Carl’s Jr.	Hardee’s	Carl’s Jr.	Hardee’s

Sold	2	1	30	27	89	324
Closed	3	23	24	159	8	114

Total	5	24	54	186	97	438

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

The components of facility action charges (gains) are as follows:

	2003	2002	2001

Carl’s Jr.
Increase (decrease) in estimated liability for closing restaurants and subsidizing lease payments for franchisees	$(79)	$656	$1,884
Impairment of assets to be disposed of	478	6,378	5,955
Impairment of assets to be held and used	930	8,145	3,035
Gains on sales of restaurants and surplus property, net	(492)	(14,237)	(40,833)

	837	942	(29,959)

Hardee’s
Increase (decrease) in estimated liability for closing restaurants and subsidizing lease payments for franchisees	(1,229)	14,045	17,253
Impairment of assets to be disposed of	2,703	39,170	53,453
Impairment of assets to be held and used	4,037	7,093	16,705
(Gains) losses on sales of restaurants and surplus property, net	(3,108)	5,432	78,490

	2,403	65,740	165,901

Rally’s and Taco Bueno
Loss on divestiture	—	4,707	8,700

Total
Increase (decrease) in estimated liability for closing restaurants and subsidizing lease payments for franchisees	(1,308)	14,701	19,137
Impairment of assets to be disposed of	3,181	45,548	59,408
Impairment of assets to be held and used	4,967	15,238	19,740
(Gains) losses on sales of restaurants and surplus property, net	(3,600)	(4,098)	46,357

	$3,240	$71,389	$144,642

Impairment charges were recorded against the following asset categories:
	2003	2002	2001

Property, plant and equipment
Carl’s Jr.	$1,408	$14,523	$8,990
Hardee’s	6,740	33,820	46,138

	8,148	48,343	55,128

Costs in excess of net assets acquired, net
Carl’s Jr.	—	—	—
Hardee’s	175,780	12,443	24,020

	175,780	12,443	24,020

Total
Carl’s Jr.	1,408	14,523	8,990
Hardee’s	182,520	46,263	70,158

	$183,928	$60,786	$79,148

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

The following table summarizes the activity in our estimated liability for closing restaurants.

Balance at January 31, 2000	$36,815
New decisions	19,137
Usage	(6,367)
Discount amortization and other	2,110

Balance at January 31, 2001	51,695
New decisions	28,911
Usage	(19,424)
Reversal of estimated liability for stores that will not be closed	(6,440)
Net favorable disposition of leased surplus properties	(7,770)
Discount amortization and other	2,286

Balance at January 31, 2002	49,258
New decisions	1,505
Usage	(16,005)
Net favorable disposition of leased surplus properties	(2,813)
Discount amortization and other	3,072

Balance at January 31, 2003	35,017
Less: Current portion	13,747

Long-term portion	$21,270

The following table summarizes average annual sales per restaurant and total operating losses related to the restaurants the Company decided to close.

	2003	2002	2001

Sales per restaurant
Carl’s Jr.	$480	$419	$474
Hardee’s	506	550	518

Operating loss
Carl’s Jr.	$(110)	$(1,243)	$(4,037)
Hardee’s	(1,130)	(8,949)	(24,662)

Note 5 – Accounts Receivable, Net

Accounts receivable, net consists of the following:

	2003	2002

Trade receivables	$36,907	$37,665
Income tax receivable	1,786	5,048
Notes receivable, current portion	6,699	2,677
Other	224	254
Allowance for doubtful accounts	(5,023)	(6,702)

	$40,593	$38,942

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

The long-term portion of notes receivable consists of the following:

	2003	2002

Franchisee	$7,032	$15,951
Employees	202	499
Others	2,061	1,980
Allowance for doubtful accounts	(5,404)	(11,078)

	$3,891	$7,352

The following table summarizes the activity in the allowance for doubtful accounts.

	Accounts Receivable	Notes Receivable	Total

Balance at January 31, 2000	$4,916	$5,480	$10,396
Provision	2,650	4,000	6,650
Charge-offs	60	(999)	(939)
Recoveries	15	—	15

Balance at January 31, 2001	$7,641	$8,481	$16,122
Provision	2,201	3,856	6,057
Charge-offs	(3,264)	(1,259)	(4,523)
Recoveries	124	—	124

Balance at January 31, 2002	$6,702	$11,078	$17,780
Provision (benefit)	(974)	(316)	(1,290)
Charge-offs	(1,018)	(5,359)	(6,377)
Recoveries	313	—	313

Balance at January 31, 2003	$5,023	$5,403	$10,426

Note 6 – Net Assets Held for Sale

The Company made the decision to divest Timber Lodge as the concept did not fit with its core concepts of QSR and fast-casual restaurants. Net Assets Held for Sale consisted of the following at January 31, 2003:

ASSETS
Current assets	$1,874
Property and equipment, net	11,679
Other assets	7,617

Total assets	$21,170

LIABILITIES
Current liabilities	$7,441
Other long-term liabilities	1,782

Total liabilities	9,223

The results of Timber Lodge, from the date of acquisition, included in the Company’s consolidated statements of operations as discontinued operations are as follows:

2003

Revenue	$41,915
Operating income	$4

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

In November 2000, the Company entered into a stock purchase agreement to sell Taco Bueno. Accordingly, for financial reporting purposes, the assets and liabilities attributable to this transaction were classified on the consolidated balance sheet as net assets held for sale. In June 2001, the sale of Taco Bueno was completed for $62,412.

Taco Bueno’s results included in the Company’s consolidated statements of operations are as follows:

	2002	2001

Revenue	$37,538	$97,316
Operating income (loss)	3,693	(3,545)

Note 7 – Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life	2003	2002

Land		$150,127	$146,880
Leasehold improvements	4-25 years	209,976	165,644
Buildings and improvements	7-40 years	241,889	244,129
Equipment, furniture and fixtures	3-10 years	294,671	287,797

		896,663	844,450
Less: accumulated depreciation and amortization		343,338	302,257

		$553,325	$542,193

During fiscal 2003, the Company capitalized interest expense in the amount of $765.

Note 8 – Leases

The Company occupies land and buildings under lease agreements expiring on dates through 2062. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of sales in excess of specified levels, are often required. Most leases obligate the Company to pay costs of maintenance, insurance and property taxes.

Property under capital leases consists of the following:

	2003	2002

Buildings	$104,657	$107,016
Equipment	15,156	15,156
Less: accumulated amortization	60,799	57,338

	$59,014	$64,834

Amortization is calculated on a straight-line basis over the shorter of the respective lease terms or the estimated useful lives of the related assets.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Minimum lease payments for all leases, including those in the estimated liability for closing restaurants, and the present value of net minimum lease payments for capital leases as of January 31, 2003 are as follows:

	Capital	Operating

Fiscal Year:
2004	$17,333	$88,858
2005	13,790	77,101
2006	11,147	61,590
2007	10,401	55,172
2008	10,240	45,996
Thereafter	57,054	263,344

Total minimum lease payments	$119,965	$592,061

Less: amount representing interest	47,665

Present value of minimum lease payments (interest rates ranging from 8% to 16%)	72,300
Less: current portion	9,782

Capital lease obligations, excluding current portion	$62,518

Total minimum lease payments have not been reduced for future minimum sublease rentals of $153,820 expected to be received under certain operating subleases.

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

	2003	2002

Net minimum lease payments receivable	$898	$1,261
Less: unearned income	155	264

Net investment	$743	$997

The carrying value of assets leased to others is as follows:

	2003	2002

Land	$14,860	$15,878
Leasehold improvements	2,907	2,866
Buildings and improvements	17,326	14,925
Equipment, furniture and fixtures	2,183	2,177

	37,276	35,846
Less: accumulated depreciation and amortization	11,071	7,644

	$26,205	$28,202

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Minimum future rentals expected to be received as of January 31, 2003, including amounts reducing the estimated liability for closing restaurants, are as follows:

	Capital Leases or Subleases	Operating Lessor Leases

Fiscal Year:
2004	$302	$21,348
2005	277	18,344
2006	251	15,993
2007	68	13,491
2008	—	12,293
Thereafter	—	72,351

Total minimum future rentals	$898	$153,820

Total minimum future rentals do not include contingent rentals, which may be received under certain leases. Included in the operating lease minimum rentals is $61,087 that is also included in the estimated liability for closing restaurants.

Aggregate rents under noncancelable operating leases are as follows:

	2003	2002	2001

Minimum rentals	$77,572	$92,658	$82,478
Contingent rentals	4,743	4,550	4,923
Less: sublease rentals	8,738	24,065	19,115

	$73,577	$73,143	$68,286

During fiscal 2002 and 2001, the Company entered into certain sale leaseback transactions relating to restaurant properties it currently operates in order to generate cash to repay its bank indebtedness. The Company generated proceeds of $16,494 and $5,237 during fiscal 2002 and 2001, respectively. The resulting net gains of $4,269 and $884 at fiscal year end 2002 and 2001, respectively, were deferred and are being amortized as a reduction to occupancy and other operating expenses over the term of the leases.

Rent expense for the fiscal years ended 2003, 2002 and 2001 was $83,547, $82,313 and $99,535, respectively.

Note 9 — Long-Term Investments

The Company has invested in other restaurant concepts, as follows:

Santa Barbara Restaurant Group, Inc.

Prior to its acquisition of SBRG (see Note 2), the Company held stock in SBRG through various transactions. The Company accounted for its investment in SBRG under the equity method of accounting due to shared management and directors. During the fourth quarter of fiscal 2000, the Company wrote down its investment in SBRG by $8,958 to $2,382 upon its evaluation that the investment had experienced an other than temporary decline in value. During fiscal 2001, the Company sold its shares of SBRG to ANFI, a subsidiary of Fidelity National Financial, Inc., (see Note 16) for cash proceeds of $1,900 and recorded a loss of $400, which is included in Other Income (Expense), Net (see Note 19). During March 2002, the Company acquired SBRG in a stock-for-stock transaction (see Note 2 of Notes to the Consolidated Financial Statements).

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Checkers Drive-In Restaurants, Inc.

Through a series of transactions, the Company had an investment in Checkers Drive-In Restaurants, Inc. (“Checkers”). Checkers operates and franchises approximately 402 Checkers and 387 Rally’s double drive-thru quick-service hamburger restaurants, primarily in the Southeastern and Midwestern United States. During fiscal 2003, 2002 and 2001, the Company accounted for its investments under the equity method of accounting, as its Chairman of the Board was also the Chairman of Checkers. The Company’s Chairman resigned as the Chairman of Checkers on September 28, 2001 and resigned from the Board of Directors of Checkers on May 29, 2002. During the fourth quarter of fiscal 2000, the Company wrote-down its investment in Checkers by $16,620 to its fair market value upon its conclusion that the investment had experienced an other than temporary decline in value. Further, as a result of the Company recognizing its share of the net losses of Checkers, the Company’s investment in Checkers was zero as of January 31, 2000. During fiscal 2003, 2002 and 2001, the Company sold 976,577, 358,000 and 657,000 shares, respectively, of Checkers common stock, and reflected gains of $9,248, $1,876 and $2,235, respectively in Other Income (Expense), Net (see Note 19). As of January 31, 2003, the Company has fully divested its ownership interest in Checkers.

During fiscal 2001, a $3,236 note receivable from Checkers, which was entered into during fiscal 1997, was repaid in full.

Note 10 — Other Assets

Other assets consist of the following:

	2003	2002

Intangible assets	$20,111	$1,911
Surplus property	9,336	16,350
Deferred lease costs	8,102	6,174
Deferred financing costs	7,201	6,297
Net investment in lease receivables	519	743
Other	2,916	2,493

	$48,185	$33,968

Note 11 — Other Current Liabilities

Other current liabilities consist of the following:

	2003	2002

Salaries, wages and other benefits	$25,289	$27,313
State sales taxes	15,218	16,968
Estimated liability for closing restaurants	13,747	11,097
Accrued interest	6,876	7,624
Liabilities of asset held for sale	9,223	—
Other accrued liabilities	31,699	28,165

	$102,052	$91,167

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Note 12 — Long-Term Debt and Bank Indebtedness

Long-term debt consists of the following:

	2003	2002

Senior subordinated notes due 2009, interest at 9.125%	$200,000	$200,000
Convertible subordinated notes due 2004, interest at 4.25%	122,319	159,205

	$322,319	$359,205

The Company amended and restated its senior credit facility (the “Credit Facility”) on January 31, 2002 and secured a $100,000 lenders’ commitment under a revolving credit facility of which $25,000 was outstanding as of January 31, 2003. The Credit Facility includes a letter of credit sub-facility. The Credit Facility includes a letter of credit sub-facility in the amount of $75,000. The maturity date of the Credit Facility is December 14, 2003, extendable to November 15, 2006, provided the Company refinances its convertible subordinated notes (the “Convertible Notes”) prior to December 14, 2003. The Credit Facility is collateralized by certain restaurant property deeds of trust. The Credit Facility was amended and structured to provide specific targets and objectives as established by the Company’s strategic plan, and to provide flexibility as the Company’s targets are exceeded.

The amended and restated Credit Facility contains the following covenants, among others:

•	Capital expenditures – the Company is permitted to spend approximately $65,000, plus an additional amount based on the Company’s EBITDA, on restaurant development as specified in the Company’s strategic plan.

•	Sale of assets – the credit agreement permits the Company to divest restaurants, outside of the collateral pool, as it deems appropriate in order to balance its restaurant portfolio as well as to achieve strategic direction in any given market. The Senior Credit Facility permits the Company to invest proceeds from these sales back into the business within specified timelines.

•	Additional indebtedness – the amended credit agreement, consistent with previous amendments and restatements, restricts the Company from incurring new indebtedness.

•	Interest rate – the Credit Facility charges interest based on either LIBOR, or Prime Rate, plus applicable margins based on the Company’s leverage ratio. The interest rate averaged 7.1% in fiscal 2003. The interest rate at January 31, 2003 was 6.25%.

•	Repurchases of Debt and Common Stock – the Credit Facility restricts the Company’s ability to repurchase convertible debt and common stock.

The Company’s Credit Facility, consistent with previous amendments and restatements, contains restrictive covenants, which include a minimum EBITDA requirement, minimum fixed charge coverage ratio, minimum consolidated tangible net worth requirements, maximum leverage ratios and capital expenditures and precludes the Company from paying dividends. The Company was in compliance with all covenants as of January 31, 2003.

On March 13, 1998, the Company completed a private placement of $197,200 aggregate principal amount of Convertible Notes, in which the Company received net proceeds of approximately $192,300, of which $24,100 was used to repay indebtedness under its then $300,000 Credit Facility. The Convertible Notes, which represent unsecured general obligations subordinate in right of payment to certain other obligations, including the Credit Facility and the senior subordinated notes (the “Senior Notes”), described below, are due in 2004, are convertible into the Company’s common stock at a conversion price of $43.82 (adjusted for the 10% stock dividend paid on January 11, 1999) and carry a 4.25% coupon. The remaining

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

net proceeds from the Convertible Notes, together with borrowings under the Credit Facility, were used to fund the acquisition of Flagstar Enterprises, Inc. on April 1, 1998. During fiscal 2003, the Company made open market purchases of $36,756, aggregate principal amount, of Convertible Notes for $33,956, including accrued interest thereon, recognizing a gain recorded in Other Income (Expense), Net.

On March 4, 1999, the Company completed a private placement of $200,000 aggregate principal amount of 9.125% Senior Notes due 2009. The Company received net proceeds of $194,800, of which $190,000 was used to repay outstanding term loan balances under its Senior Credit Facility. The indenture relating to the Senior Notes imposes certain restrictions on the Company’s ability (and the ability of its subsidiaries) to incur indebtedness, to an amount not greater than the senior debt outstanding when the Company issued the Senior Notes, less any contractually required permanent reductions, pay dividends on, redeem or repurchase capital stock, make restricted payments (as defined in the agreement) in excess of $75,000 (as of January 31, 2003, the Company has made approximately $47,100 in restricted payments), make investments, incur liens on assets, sell assets other than in the ordinary course of business, or enter into certain transactions with affiliates. The Senior Notes represent unsecured general obligations subordinate in right of payment to the Company’s senior indebtedness, including its Credit Facility.

Long-term debt matures in fiscal years ending after January 31, 2003 as follows:

Fiscal Year:
2004	$—
2005	122,319
2006	—
2007	—
2008	—
Thereafter	200,000

$322,319

Note 13 — Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	2003	2002

Estimated liability for closing restaurants	$21,270	$38,161
Estimated liability for self-insurance	29,142	30,459
Other	20,848	23,144

	$71,260	$91,764

The Company is self-insured for its primary workers’ compensation and fire and general liability insurance exposures not covered by its stop-loss policy. A total of $35,162 and $35,454 was accrued as of January 31, 2003 and 2002, respectively, representing the long-term portion of the net present value of an independent actuarial valuation of both Company’s workers’ compensation and general liability claims.

Note 14 — Stockholders’ Equity

During the third quarter of fiscal 1999, the Company’s Board of Directors authorized the purchase of up to five million shares of the Company’s common stock. As of January 31, 2003, the Company had repurchased 1,585,000 shares of common stock for $10,406, at an average price of $6.53 per share.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Note 15 — Fair Value of Financial Instruments

The following table presents information on the Company’s financial instruments:

	2003		2002

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$18,440	$18,440	$24,642	$24,642
Notes receivable	15,994	7,859	21,107	9,713
Long-term investments	—	—	—	5,424
Financial liabilities:
Long-term debt, including current portion	$347,319	$297,773	$359,205	$340,390

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

Note 16 — Related Party Transactions

Certain members of management, the Board of Directors, and the Karcher family are franchisees of the Company. Additionally, these franchisees regularly purchase food and other products from the Company on the same terms and conditions as other franchisees.

In fiscal 1994, the Chairman Emeritus was granted future retirement benefits for past services consisting principally of payments of $200 per year for life and supplemental health benefits, which had a net present value of $1,700 as of that date. This amount was computed using certain actuarial assumptions, including a discount rate of 7%. A total of $761 and $827 remained accrued in other long-term liabilities as of January 31, 2003, and 2002, respectively. The Company anticipates funding these obligations as they become due.

The Company leases various properties, including its previous corporate headquarters, a distribution facility and three restaurants from the Chairman Emeritus. Included in capital lease obligations were $193 and $911, representing the present value of lease obligations related to these various properties at January 31, 2003 and 2002, respectively. Lease payments under these leases for fiscal 2003, 2002, and 2001 amounted to $1,534, $1,661, and $1,500, respectively. This was net of sublease rentals of $142, $142, and $161 in fiscal 2003, 2002, and 2001, respectively.

The Company has several leases with wholly-owned subsidiaries of Fidelity National Financial, Inc. (“FNF”), of which the Chairman of the Board of the Company is also Chairman of the Board, for point-of-sale equipment, a corporate office facility, and expenses associated with the Company’s leased aircraft. The Company paid $8,827, $6,064, and $6,421 in fiscal 2003, 2002, and 2001, respectively to FNF under these lease agreements. Additionally, the Company paid an entity formerly invested in by FNF commissions of $0, $60 and $6,959 in fiscal 2003, 2002 and 2001 relating to the sale of certain restaurant properties during the year.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

In fiscal 2001, the Company entered into an agreement with a wholly-owned subsidiary of FNF to assist in the disposition of surplus real estate properties and negotiate the termination of leases for closed restaurants. The affiliate is paid a fee for each property sold or each lease terminated. The Company paid this affiliate $494, $329 and $58 during fiscal 2003, 2002 and 2001, respectively. The Company also paid the affiliate $10 and $1,216 in fiscal 2003 and 2002, respectively, for escrow and title fees on the sale of restaurant properties and the establishment of mortgages on properties for collateral on the Credit Facility.

In July 2001, the Company’s Board of Directors approved the adoption of CKE Restaurants, Inc. Employee Stock Purchase Loan Plan and the Non-Employee Director Stock Purchase Loan Program (collectively the “Programs”). The purpose of the Programs is to provide key employees and directors with further incentive to maximize stockholder value. The Programs’ funds must be used to make private or open market purchase of Company common stock through a broker-dealer designated by the Company. All loans are full recourse, unsecured and have a five-year term. However, they can be forgiven at the discretion of the Compensation Committee of the Board of Directors of the Company. Interest accrues on the loans at a rate of 6.0% per annum, due at maturity. However, in the event that the stock is sold, transferred or pledged, the interest rate is adjusted to the prime rate plus 4%. These loans may be prepaid anytime without penalty. As of January 31, 2002, loans had been made in the amount of $4,239 to purchase 739,900 shares of the Company common stock at an average purchase price of $5.73 per share, which included 189,900 shares of the Company’s stock from SBRG prior to the acquisition of SBRG (see Note 2 of Notes to the Consolidated Financial Statements for discussion of the acquisition of SBRG), of which $2,530 was outstanding as of January 31, 2003. These loans are classified as a reduction of stockholders equity in accordance with Emerging Issues Task Force 02-1 (“EITF 02-1”) Classification of Assets Received In Exchange For Equity Instruments Granted to Other Than Employees. During fiscal 2003, several loans were repaid in the amount of $1,709.

During fiscal years 2002 and 2001 the Company paid royalties to SBRG of $443 and $621, respectively. The acquisition of SBRG in fiscal 2003 eliminated the payment of such royalties.

The following restaurant sales transactions with affiliates were consummated:

	2003		2002		2001
	Proceeds	Gain	Proceeds	Gain	Proceeds	Gain

Affiliate
Former CEO and member of the board of directors of the Company	—	—	$12,080	$6,300	$4,192	$1,600
Relative of member of the board of directors of the Company	—	—	$4,100	$2,500	—	—
Member of the board of directors of the Company	$983	$442	—	—	—	—

Finally, during fiscal years 2003, 2002, and 2001 the Company reported food service revenue from Rally’s of $0, $1,652, and $3,634, respectively. Rally’s restaurants are owned by Checkers (see Note 9).

Note 17 — Franchise and License Operations

Franchise arrangements generally provide for initial fees and continuing royalty payments to the Company based upon a percentage of gross sales. The Company generally charges an initial franchise fee for each new franchised restaurant that is added to its system, and in some cases, an area development fee, which grants exclusive rights to develop a specified number of restaurants in a designated geographic area within a specified time period. Similar fees are charged in connection with the Company’s international licensing operations. These fees are recognized ratably when substantially all the services required of the Company are complete and the restaurants covered by these agreements commence operations.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

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

Revenue from franchised and licensed restaurants consist of the following:

	2003	2002	2001

Foodservice	$145,055	$145,733	$100,717
Royalties	60,202	64,644	59,632
Equipment sales	18,155	13,231	23,461
Rental income	29,502	36,001	20,645
Initial fees and other	835	4,134	10,825

	$253,749	$263,743	$215,280

Operating costs and expenses for franchised and licensed restaurants consist of the following:

	2003	2002	2001

Foodservice	$141,429	$142,353	$98,439
Occupancy and other operating expenses	36,784	49,602	33,971
Equipment purchases	18,312	10,565	27,074

	$196,525	$202,520	$159,484

Note 18 — Interest Expense

Interest expense consists of the following:

	2003	2002	2001

Notes payable and senior credit facility	$6,188	$16,601	$30,848
Senior subordinated notes	18,150	18,952	18,909
Capital lease obligations	9,109	9,575	10,204
Convertible notes	6,032	7,697	7,537
Estimated liability for closing restaurants and other	3,247	4,834	3,043

	$42,726	$57,659	$70,541

Note 19 — Other Income (Expense), Net

Other income (expense), net consists of the following:

	2003	2002	2001

Interest income, primarily on notes receivable	$1,283	$1,986	$1,452
Recovery of (provision for) doubtful notes receivable	316	(3,856)	(4,000)
Gain on sale of long-term investments	12,048	2,054	510
Other	2,162	(772)	(691)

	$15,809	$(588)	$(2,729)

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Note 20 — Income Taxes

Income tax expense (benefit) consists of the following:

	2003	2002	2001

Current:
Federal	$(9,221)	$(3,100)	$(26,154)
State	532	1,862	—
Foreign	1,269	654	—

	(7,420)	(584)	(26,154)

Deferred:
Federal	—	—	11,445
State	—	—	3,561

	—	—	15,006

	$(7,420)	$(584)	$(11,148)

Total income tax benefit for the years ended January 31, 2003, 2002 and 2001 was allocated as follows:

	2003	2002	2001

Loss from continuing operations	$(7,420)	$(584)	$(11,148)

	$(7,420)	$(584)	$(11,148)

A reconciliation of income tax expense (benefit) at the federal statutory rate of 35% to the Company’s provision for taxes on income is as follows:

	2003	2002	2001

Income tax expense (benefit) at statutory rate	$6,437	$(29,589)	$(71,841)
State income taxes, net of federal income tax benefit	(2,355)	(168)	(6,467)
Tax credits (Job Creation and Foreign)	(1,874)	(1,605)	(1,500)
Alternative minimum tax	—	(3,100)	5,800
Impairment of goodwill	(61,523)	—	—
Increase in valuation allowance	51,940	34,828	61,014
Other, net	(45)	(950)	1,846

	$(7,420)	$(584)	$(11,148)

During fiscal year 2003, the Company collected federal income tax refunds of approximately $12,799.

We recorded a net tax benefit for the fiscal year ended January 31, 2003 of $7,420, arising from filing amended tax returns to carryback operating losses as permitted by the Job Creation and Worker Assistance Act of 2002.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

	2003	2002

Deferred tax assets:
Impairment and estimated liability for closing restaurants	$36,278	$49,523
Workers’ compensation liability	11,066	10,961
Federal net operating losses	30,420	15,496
State net operating losses	6,034	7,621
Capitalized leases	10,224	8,416
Long-term investments	—	1,576
Impairment of goodwill	75,396	15,083
Allowance for bad debt	4,228	7,009
Estimated liability for self-insurance	2,894	3,100
Other allowances and estimated liabilities	1,300	1,442
Capital loss carryforward	1,258	—
Accrued payroll	1,699	2,485
Other	3,595	1,513

	184,392	124,225

Alternative minimum tax credits	7,262	3,397
General business tax credits	9,715	6,458
Foreign tax credits	1,375	1,394
Less: valuation allowance	163,997	101,240

Total deferred tax assets	38,747	34,234

Deferred tax liabilities – depreciation	31,033	34,234
SBRG trademarks	7,258	—
Other	456	—

Total deferred tax liabilities	38,747	34,234

Net deferred tax asset (liability)	$—	$—

As a result of net operating losses in fiscal 2003, 2002 and 2001, the Company has recorded a valuation allowance of $163,997 for its entire net deferred tax asset. The Company subsequently recognized tax benefits, in the amount of $7,500, relating to the valuation allowance for deferred tax assets as of January 31, 2003, which will be allocated to reduce goodwill and other noncurrent intangible assets.

At January 31, 2003, the Company had federal net operating loss carryforwards (“NOL”) of approximately $86,916, expiring in varying amounts in the years 2021 through 2023, and state NOL carryforwards in the amount of approximately $74,975 expiring in varying amounts in the years 2006 through 2023. The Company has federal NOL carryforwards for alternative minimum tax purposes of approximately $69,103. Additionally, the Company has an alternative minimum tax credit carryforward (“AMT”) of approximately $7,262. The Company also has generated general business credit carryforwards in the amount of $9,715 expiring in varying amounts in the years 2020 through 2023 and foreign tax credits in the amount of $1,375 which expire in varying amounts in the years 2005 through 2008.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Note 21 – Segment Information

The Company is engaged principally in developing, operating and franchising its Carl’s Jr., Hardee’s and La Salsa quick-service restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Beginning in fiscal 2003, management determined that it would allocate all general and administrative costs to the segments, whereas in the past the portion of these costs relating to the management of the overall corporation was included in the operating loss in “Other”. The general and administrative expenses included in “Other” in fiscal 2002 and 2001 have been reclassified to conform to the current fiscal year’s presentation. Additionally, certain amounts that the Company does not believe would be proper to allocate to the operating segments are included on “Other” (i.e., gains or losses on sales of long-term investments) as is the fiscal 2002 and fiscal 2001 activity of Taco Bueno, which was classified as an asset held for sale as of January 31, 2001 (see Note 4). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

2003
Revenue	$693,713	$627,798	$39,959	$1,925	$1,363,395
Segment operating income (loss)	56,314	(10,506)	(186)	(315)	45,307
Interest expense	6,730	35,948	32	16	42,726
Total assets	299,522	473,095	45,091	25,765	843,473
Capital expenditures	16,690	52,440	981	9,780	79,891
Depreciation and amortization	30,820	36,179	2,907	1,206	71,112
Income tax benefit (expense)	2,403	5,017	—	—	7,420

2002
Revenue	$704,561	$690,471		$43,095	$1,438,127
Segment operating income (loss)	50,956	(76,920)		(329)	(26,293)
Interest expense	11,333	45,594		732	57,659
Total assets	285,134	638,193		8,262	931,589
Capital expenditures	8,323	11,797		5,383	25,503
Depreciation and amortization	20,631	42,804		13,204	76,639
Income tax benefit (expense)	1,917	(1,333)		—	584

2001
Revenue	$733,484	$941,783		$109,517	$1,784,784
Segment operating income (loss)	61,188	(196,453)		3,271	(131,994)
Interest expense	9,074	59,146		2,321	70,541
Total assets	356,266	766,611		84,660	1,207,537
Capital expenditures	28,892	33,514		12,274	74,680
Depreciation and amortization	28,317	63,495		15,169	106,981
Income tax benefit (expense)	25,415	(22,501)		8,234	11,148

Note 22 – Employee Benefit and Retirement Plans

Profit Sharing and Savings Plan

The Company maintains a voluntary contributory profit sharing and savings investment plan for all eligible employees other than operations hourly employees. Annual contributions under the profit sharing portion of the plan are determined at the

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

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

Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salaries. The Company contributes varying amounts as specified in the ESPP. During fiscal 2003, 2002, and 2001, 173,954, 289,239, and 524,660 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $5.34, $4.64, and $3.49 per share, respectively. The Company contributed $302 or an equivalent of 54,497 shares for the year ended January 31, 2003, $495 or an equivalent of 94,362 shares for the year ended January 31, 2002 and $1,103 or an equivalent of 333,092 shares for the year ended January 31, 2001.

Stock Incentive Plans

The Company’s 2001 stock incentive plan was approved by the Company’s Board of Directors in September 2001. The 2001 plan has been established as a “broad based plan” as defined by the New York Stock Exchange, whereby at least a majority of the options awarded under the 2001 plan must be awarded to employees of the Company who are not executive officers or directors, within the first three years of the plan’s existence. Awards granted to eligible employees under the 2001 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provision determined by the compensation committee of Board of Directors. Options generally have a term of 10 years from the date of grant. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. A total of 800,000 shares are available for grants of options or other awards under the 2001 plan. As of January 31, 2003, 205,351 options were outstanding under this plan with an average exercise price of $8.39 per share.

The Company’s 1999 stock incentive plan was approved by stockholders in June 1999 and amended and again approved in June 2000. Awards granted to eligible employees under the 1999 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provision determined by the compensation committee of Board of Directors. Options generally have a term of 10 years from the date of grant, except for five years from the date of grant in the case of incentive stock options granted 10% or greater shareholders of the Company. Options are generally at a price equal to or greater than the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater stockholders of the Company may not be granted at less than 110% of the fair market value of the common stock on the date of grant. A total of 4,550,000 shares are available for grants of options or other awards under the amended 1999 plan, with such amount of available shares increased by 350,000 shares on the date of each annual meeting of shareholders. As of January 31, 2003, 4,143,725 options were outstanding under this plan with exercise prices ranging from $2.14 per share to $18.13 per share.

Under the 1999 plan, on January 3, 2001, the Company’s Chief Executive Officer and Chairman were each granted 375,000 stock options to purchase shares. These options vest as follows: the earlier of 7 years from date of grant or (i) 100,000 options vest upon the reduction below $100,000 of the aggregate outstanding balance of the Company’s Senior Credit

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Facility; (ii) 50,000 options vest upon consummation of any restructuring or refinancing of the Senior Credit Facility; (iii) 75,000 options vest upon the date which the closing price of the Company’s common stock has been $4.00 per share on any 10 of 20 consecutive trading days; (iv) 75,000 options vest upon the date which the Company’s common stock has been $6.00 per share on any 10 of 20 consecutive trading days; (v) 75,000 shares vest upon the date which the closing price of the Company’s common stock has been $8.00 per share on any 10 of 20 consecutive trading days. As of January 31, 2002, each of the vesting criteria had been met and all of these options were fully vested.

The Company’s 1994 stock incentive plan expired in April 1999. Options generally had a term of five years from the date of grant for the nonemployee directors and 10 years from the date of grant for employees, became exercisable at a rate of 33 1/3% per year following the grant date and were priced at the fair market value of the shares on the date of grant. A total of 6,352,500 shares were available for grants of options or other awards under this plan, of which stock 3,037,274 options were outstanding as of January 31, 2003, with exercise prices ranging from $3.72 per share to $36.65 per share.

The Company’s 1993 stock incentive plan was superseded by the 1994 plan, as discussed above. As of January 31, 2003, 82,657 stock options, with exercise prices ranging from $3.99 per share to $6.27 per share, were outstanding under the plan. No further awards may be granted under this plan.

The Company’s 92s stock incentive plan had 9,458 options outstanding at January 31, 2003 with an average exercise price of $17.21 per share.

In conjunction with the acquisition of SBRG, the Company assumed the options outstanding under various SBRG stock plans. As of January 31, 2003, 1,480,062 of those options were outstanding, with an average exercise price of $5.02 per share.

In general, the Company’s stock incentive plans have a term of 10 years and vest over a period of 3 years.

Transactions under all plans are as follows:

	Shares	Weighted Average Exercise Price	Exercisable

Balance, January 31, 2000	6,217,809	$17.19	3,986,469
Granted	2,420,850	2.99
Canceled	(530,060)	18.92
Exercised	—	—

Balance, January 31, 2001	8,108,599	$12.83	5,550,408
Granted	1,006,300	4.23
Canceled	(1,344,894)	15.23
Exercised	(75,778)	3.75

Balance, January 31, 2002	7,694,227	$11.36	5,403,892
Granted	535,000	11.08
Canceled	(596,254)	16.46
Exercised	(353,744)	3.60

Converted (1)	1,679,298	4.85

Balance, January 31, 2003	8,958,527	$10.11	7,352,816

(1)	Options assumed by CKE upon acquisition of SBRG. Under the terms of the merger agreement, each outstanding share of SBRG stock was converted into 0.491 shares of Company common stock. The purchase price was based on the average closing price of the Company’s common stock for the ten trading days ending two days prior to the completion of the acquisition and the fair value of options granted.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

The following table summarizes information related to stock options outstanding and exercisable at January 31, 2003:

Options Outstanding						Options Exercisable

Range of Exercise Prices			(000’s) Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	(000’s) Shares Exercisable	Weighted Average Exercise Price

$ 2.04	to	$ 3.99	3,796	$2.94	7.35	2,862	$2.93
4.07		7.74	506	5.58	5.42	498	5.58
8.00		13.81	1,696	9.58	6.11	1,032	6.96
14.25		19.28	1,886	16.50	5.24	1,886	16.50
21.32		28.50	829	24.55	4.57	829	24.55
33.64		36.65	246	35.98	5.08	246	35.98

$ 2.04		$36.65	8,959	$10.11	6.25	7,353	$10.98

Note 23 — Supplemental Cash Flow Information

	2003	2002	2001

Cash (received) paid for interest and income taxes are as follows:
Interest	$36,884	$48,224	$68,251

Income tax paid (refund received)	(12,799)	(32,313)	130

Non-cash operating charges are as follows:
Write-off of goodwill	$175,780	$—	$—
Write-off of deferred financing costs	—	4,146	1,807
Other, net	12	—	15,811

	$175,792	$4,146	$17,618

Non-cash investing and financing charges are as follows:
Deferred (loss) gain on sales leaseback	$(343)	$4,269	$884

Transfer of vacant restaurants to surplus property	$—	$1,175	$41,644

Conversion of convertible notes	$130	$—	$—

Issuance of stock and stock options to acquire SBRG	$78,815	$—	$—

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Note 24 — Selected Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly results:

	Quarter

	1st	2nd	3rd	4th

Fiscal 2003
Total revenue	$424,398	$327,571	$312,830	$298,596
Operating income (loss)	19,955	18,139	11,369	(4,156)
Income (loss) from continuing operations	12,972	10,986	10,059	(8,207)
Discontinued operations	201	(215)	(556)	517
Income (loss) before cumulative effect of accounting change	13,173	10,771	9,503	(7,690)
Net income (loss)	(162,607)	10,771	9,503	(7,690)
Basic income (loss) per common share
Income (loss) before cumulative effect of accounting change	0.24	0.19	0.17	(0.13)
Net income (loss)	(2.94)	0.19	0.17	(0.13)
Diluted income (loss) per common share
Income (loss) before cumulative effect of accounting change	0.23	0.18	0.16	(0.13)
Net income (loss)	(2.84)	0.18	0.16	(0.13)

Fiscal 2002
Total revenue	$470,556	$340,969	$325,457	$301,145
Operating income (loss)	(15,480)	(21,644)	9,818	1,013
Net loss	(37,142)	(36,769)	(1,731)	(8,314)
Net loss per share — basic and diluted	$(0.74)	$(0.73)	$(0.03)	$(0.16)

The following table reconciles the amounts reported in the first and second quarters of fiscal 2003 with the amounts presented above, which reflect the reclassification of the operations of Timber Lodge to discontinued operations.

	Fiscal Year 2003

	First Quarter	Second Quarter

Revenue as reported in Form 10-Q	$434,481	$337,221
Revenue reclassified as discontinued operations	(10,083)	(9,650)

	$424,398	$327,571

Operating income as reported in Form 10-Q	$20,184	$17,938
Operating (income) loss reclassified as discontinued operations	(229)	201

	$19,955	$18,139

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable adverse weather conditions which may affect sales volume and food costs. In addition, all quarters have 12-week accounting periods, except the first quarters of fiscal 2003 and 2002, which have 16-week accounting periods.

Fourth Quarter Adjustments

During the fourth quarter of fiscal 2003, the Company changed Hardee’s year-end date from the last Wednesday in January (January 29, 2003) to the last Monday in January (January 27, 2003) to coincide with the Company’s corporate year-end. The result of this change is a reduction of operating income of approximately $600. Also during the fourth quarter of fiscal 2003, the Chairman of the Board elected to forfeit his annual bonus of $800 for fiscal 2003, which was earned pursuant to the Chairman’s employment contract.

CKE RESTAURANTS, INC.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

Note 25 — Commitments and Contingent Liabilities

In conjunction with the Credit Facility, a letter of credit sub-facility in the amount of $75,000 was established (see Note 12). Several letters of credit are outstanding under this facility, which secure the Company’s potential workers’ compensation claims and general and health liability claims. The Company is required to provide a letter of credit each year based on its existing claims experience, or set aside a comparable amount of cash or investment securities in a trust account.

The Company’s standby letter of credit agreements with various banks expire as follows:

February 2003	$20,956
March 2003	7,117
April 2003	2,425
July 2003	18,145
December 2003	4,536
March 2004	2,975

$56,154

In fiscal 1996, the Company sold certain of its Carl’s Jr. franchise notes receivable, with recourse, to an independent third party. In addition, the Company entered into a limited term guarantee with certain independent third parties during fiscal 1997 on behalf of a Carl’s franchisee and an additional limited term guarantee in fiscal 1998 with an independent third party on behalf of its Hardee’s franchisees. The Company is contingently liable for an aggregate of approximately $4,500 under these guarantees as of January 31, 2003.

The Company currently has unconditional purchase obligations in the amount of $33,267, which include contracts for goods and services primarily related to restaurant operations.

In prior years, as part of its refranchising program, the Company sold restaurants to franchisees. In some cases, these restaurants were on leased sites. The Company entered into agreements with these franchisees but remained principally liable for the lease obligations. The Company accounts for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchising expense. The present value of the lease obligations under the master leases’ primary term remaining is $45,300. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to the Company. The present value of the exposure to the Company from franchisees characterized under financial hardship is $20,300.

The Company is, from time to time, the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company is also, at times, the subject of complaints or allegations from employees, former employees and franchisees. On October 3, 2001, an action was filed by Adam Huizar and Michael Bolden, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, Los Angeles County, seeking class action status and alleging violations of California wage and hour laws. Similar actions were filed by Mary Jane Amberson and James Bolin, individually and on behalf of others similarly situated, in the Superior Court of the State of California, Los Angeles County, on April 5, 2002 and November 26, 2002, respectively. The complaints allege that salaried restaurant management personnel at the Company’s Carl’s Jr. restaurants in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaints seek damages in an unspecified amount, injunctive relief, prejudgment interest, costs and attorneys’ fees. The Company believes its employee classifications are appropriate, that it complies with state and federal wage and hour laws and plans to vigorously defend these actions. The Company believes that, based in part on advice of legal counsel, the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company’s financial condition or results of operations.

CKE RESTAURANTS, INC.

Exhibit Index

Exhibits	Description

3-1	Certificate of Incorporation of the Registrant, incorporated herein by reference to exhibit 3-1 to the Registrant’s Form S-4 Registration Statement Number 333-05305.

3-2

Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on December 9, 1997, filed as exhibit 3-2 to the Company’s Form 10-K Annual Report for the fiscal year ended January 26, 1998, and is hereby incorporated by reference.

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

10-43

CKE Restaurants, Inc. July 23, 2001 Employee Loan and Stock Purchase Agreement, filed as exhibit 10-43 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended August 13, 2001, and is hereby incorporated by reference.*

10-44

CKE Restaurants, Inc. July 23, 2001 Non-employee Director Loan and Stock Purchase Agreement, filed as exhibit 10-44 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended August 13, 2001, and is hereby incorporated by reference.*

10-45

Stock Purchase Agreement by and between the Purchasers Set Forth on Exhibit A, Santa Barbara Restaurant Group, Inc., and CKE Restaurants, Inc. for the Purchase of 189,900 Shares of Common Stock of CKE Restaurants, Inc. dated August 20, 2001, filed as exhibit 10-45 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended August 13, 2001, and is hereby incorporated by reference.*

10-46

Employment Agreement dated as of December 20, 2001, by and between the Company and Theodore Abajian, filed as Exhibit 10-46 to the Company’s Form 10-K Annual Report for the annual period ended January 31, 2002, and is hereby incorporated by reference.*

10-47

Fourth Amended and Restated Credit Agreement, dated as of January 31, 2002, by and between the Company and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch (as successor in interest to Paribas, as Agent, and the Lenders party hereto, filed as Exhibit 10-47 to the Company’s Form 10-K Annual Report for the annual period ended January 31, 2002, and is hereby incorporated by reference.*

10-48	CKE Restaurants, Inc. 2001 Stock Incentive Plan, Incorporated herein by reference to exhibit 4.1 to the Registrant’s Form S-8 Registration Statement Number 333-76884.

10-49

Amendment No. 1 to Fourth Amended and Restated Credit Agreement, dated July 8, 2002, by and among the Registrant, Paribas, as agent for the lenders (as defined therein) and the lenders, filed as Exhibit 10-47.1 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended August 12, 2002, and is hereby incorporated by reference.*

12-1	Computation of Ratios.(1)

21-1	Subsidiaries of Registrant.(1)

23-1	Consent of KPMG LLP, independent auditors.(1)

99-1	Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350.

99-2	Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350.

*	Schedules or exhibits omitted. The Registrant shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(1)	Filed herewith.

(2)	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

CKE RESTAURANTS, INC.