Form 10-Q
period 2003-05-19
CKE RESTAURANTS INC
filed 2003-07-01
CIK 919628

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended May 19, 2003

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

As of June 6, 2003, 57,574,695 shares of the Registrant’s Common Stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1.    FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 19, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$19,771	$18,440
Accounts receivable, net	33,344	40,593
Related party trade receivables	5,649	5,106
Inventories	19,111	19,224
Prepaid expenses	8,208	16,325
Assets held for sale	16,745	21,170
Other current assets	1,454	1,492

Total current assets	104,282	122,350
Notes receivable	5,046	3,891
Property and equipment, net	546,702	553,325
Property under capital leases, net	56,611	59,014
Costs in excess of assets acquired, net	56,708	56,708
Other assets	47,528	48,185

Total assets	$816,877	$843,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness	$36,000	$25,000
Convertible subordinated notes	122,319	122,319
Current portion of capital lease obligations	9,290	9,782
Accounts payable	42,416	56,968
Other current liabilities	91,136	102,052

Total current liabilities	301,161	316,121
Capital lease obligations, less current portion	59,881	62,518
Senior subordinated notes	200,000	200,000
Other long-term liabilities	67,147	71,260

Total liabilities	628,189	649,899

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 59,141,000 and 58,868,000 shares at May 19, 2003 and January 31, 2003, respectively	592	589
Additional paid-in capital	464,401	463,474
Non-employee director and officer notes receivable	(2,530)	(2,530)
Accumulated deficit	(263,369)	(257,553)
Treasury stock at cost, 1,585,000 shares	(10,406)	(10,406)

Total stockholders’ equity	188,688	193,574

Total liabilities and stockholders’ equity	$816,877	$843,473

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Sixteen Weeks Ended
	May 19, 2003	May 20, 2002
Revenue:
Company-operated restaurants	$339,042	$343,849
Franchised and licensed restaurants and other	80,516	80,548

Total revenue	419,558	424,397

Operating costs and expenses:
Restaurant operations:
Food and packaging	100,097	99,802
Payroll and other employee benefit expenses	112,635	110,564
Occupancy and other operating expenses	79,021	74,506

	291,753	284,872
Franchised and licensed restaurants and other	66,329	61,653
Advertising expenses	21,013	21,974
General and administrative expenses	31,358	33,776
Facility action charges, net	1,062	3,011

Total operating costs and expenses	411,515	405,286

Operating income	8,043	19,111
Interest expense	(12,176)	(13,049)
Other income, net	784	4,209

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	(3,349)	10,271
Income tax expense (benefit)	353	(2,700)

Income (loss) from continuing operations	(3,702)	12,971
Income (loss) from operations of discontinued segment (net of income tax expense (benefit) of $(1) and $15 for the sixteen weeks ended May 19, 2003 and May 20, 2002, respectively)	(2,114)	202

Income (loss) before cumulative effect of accounting change for goodwill	(5,816)	13,173
Cumulative effect of accounting change for goodwill	—	(175,780)

Net loss	$(5,816)	$(162,607)

Basic income (loss) per common share:
Continuing operations	$(0.06)	$0.23
Discontinued operations (including loss on discontinuance of segment)	(0.04)	—

Income (loss) before cumulative effect of accounting change	(0.10)	0.23
Cumulative effect of accounting change for goodwill	—	(3.18)

Net loss	$(0.10)	$(2.95)

Diluted income (loss) per common share:
Continuing operations	$(0.06)	$0.23
Discontinued operations (including loss on discontinuance of segment)	(0.04)	—

Income (loss) before cumulative effect of accounting change	(0.10)	0.23
Cumulative effect of accounting change for goodwill	—	(3.06)

Net loss	$(0.10)	$(2.83)

Weighted-average common shares outstanding:
Basic	58,980	55,310
Dilutive effect of stock options	—	2,048

Diluted	58,980	57,358

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Sixteen Weeks Ended May 19, 2003
	Common Stock					Treasury Stock
	Number of Shares	Amount	Additional Paid-In Capital	Non- Employee Director and Officer Notes Receivable	Accumulated Deficit	Number of Shares	Amount	Total Stockholders’ Equity
Balance at January 31, 2003	58,868	$589	$463,474	$(2,530)	$(257,553)	(1,585)	$(10,406)	$193,574
Exercise of stock options	273	3	927	—	—	—	—	930
Net loss	—	—	—	—	(5,816)	—	—	(5,816)

Balance at May 19, 2003	59,141	$592	$464,401	$(2,530)	$(263,369)	(1,585)	$(10,406)	$188,688

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Sixteen Weeks Ended
	May 19, 2003	May 20, 2002
Net cash flow from operating activities:
Net loss	$(5,816)	$(162,607)
Adjustments to reconcile net loss to net cash provided by operating activities (excluding effects of acquisition in 2002):
Cumulative effect of accounting change	—	175,780
Depreciation and amortization	20,669	20,171
Provision (recovery) for losses on accounts and notes receivable	2,064	(245)
Gain on investments, sale of property and equipment, capital leases and extinguishment of debt	(201)	(3,929)
Facility action charges, net	1,062	3,011
Other, non-cash charges	3,224	474
Income tax refund accrued	—	(3,642)
Change in estimated liability for closing restaurants, estimated liability for self-insurance and other long-term liabilities	(5,646)	(5,261)
Income tax refund received	142	527
Net change in receivables, inventories, prepaid expenses and other current assets	10,766	1,520
Net change in accounts payable and other current liabilities	(7,791)	(2,092)
Net cash used by discontinued operations	(625)	(788)

Net cash provided by operating activities	17,848	22,919

Cash flow from investing activities:
Purchases of property and equipment	(15,345)	(13,786)
Proceeds from sale of:
Marketable securities and long-term investments	—	2,666
Property and equipment	2,953	5,962
Collections on notes receivable and related party receivables	630	914
Acquisition of SBRG, net of payments made to acquire SBRG	—	1,711
Net change in other assets	159	72

Net cash used in investing activities	(11,603)	(2,461)

Cash flow from financing activities:
Net change in bank overdraft	(15,225)	(7,703)
Long-term borrowings	106,000	72,500
Repayment of long-term debt	(95,000)	(80,053)
Repayments of capital lease obligations	(3,129)	(3,219)
Payment of deferred financing costs	(5)	(4,907)
Net change in other long-term liabilities	1,515	(1,370)
Exercise of stock options	930	824

Net cash used in financing activities	(4,914)	(23,928)

Net increase (decrease) in cash and cash equivalents	1,331	(3,470)
Cash and cash equivalents at beginning of period	18,440	24,642

Cash and cash equivalents at end of period	$19,771	$21,172

Supplemental disclosures of cash flow information:
Cash (paid) received during the period for:
Interest	$(14,964)	$(16,132)

Income taxes	$(190)	$527

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE (1) BASIS OF PRESENTATION

CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, The Green Burrito® (“Green Burrito”) (which is primarily operated as a dual-brand concept with Carl’s Jr. quick-service restaurants) and La Salsa Fresh Mexican Grill® (“La Salsa”). Carl’s Jr. restaurants are primarily located in the Western United States, predominantly in California. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-brand Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California. As of May 19, 2003, the Company’s system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Company-operated	443	730	57	4	1,234
Franchised and licensed	553	1,451	40	17	2,061

Total	996	2,181	97	21	3,295

The accompanying unaudited condensed consolidated financial statements include the accounts of CKE and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2003. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results for the full year or for any future period.

During the fourth quarter of fiscal 2003, the Company changed Hardee’s year-end date from the last Wednesday in January to the last Monday in January to coincide with the fiscal year-end of Carl’s Jr. and the Company.

The change of Hardee’s year-end date resulted in a reduction of operating income of approximately $600 during the fourth quarter of fiscal 2003, which the Company deemed to be immaterial. The Company considers the change of Hardee’s year-end date to be similar to a 53-week year (as discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2003). Accordingly, the Company has made no adjustment to reported financial results or performance measures (i.e., revenue, restaurant-level margins, same-store sales, etc.).

For clarity of presentation, the Company generally labels all fiscal year ends as fiscal year ended January 31.

Stock Based Compensation

The Company has various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of the Company. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The assumptions used for grants in the sixteen weeks ended May 19, 2003 and May 20, 2002 are as follows:

	May 19, 2003	May 20, 2002
Annual dividends	$—	$—
Expected volatility	56.4%	50.8%
Risk-free interest rate (matched to the expected term of the outstanding option)	4.25%	4.90%
Expected life of all options outstanding (years)	6.7	7.5
Weighted-average fair value of each option granted	$2.62	$—

The following table reconciles reported net loss to pro forma net loss assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123 for the sixteen weeks ended May 19, 2003 and May 20, 2002:

	May 19, 2003	May 20, 2002
Net loss, as reported	$(5,816)	$(162,607)
Add: Stock-based employee compensation expense included in reported net earnings	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method net of related tax effects	(670)	(897)

Net loss—pro forma	$(6,486)	$(163,504)

Loss per common share:
Basic—as reported	$(0.10)	$(2.95)
Basic—pro forma	(0.11)	(2.96)
Diluted—as reported	(0.10)	(2.83)
Diluted—pro forma	$(0.11)	$(2.86)

NOTE (2) ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

During the first quarter of fiscal 2004, the Company adopted Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of fiscal 2004, the Company adopted Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections (“SFAS 145”). As permitted, the Company had previously implemented the provisions of SFAS 145 regarding debt extinguishment in the first quarter of fiscal 2003. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items, eliminates inconsistencies in lease modification treatment and makes various technical corrections or clarifications of other existing authoritative pronouncements. The adoption of SFAS 145 did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of fiscal 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 provisions must be applied to variable interests in variable interest entitites created before February 1, 2003 from the beginning of the third quarter of 2003. Where it is reasonably possible that the company will consolidate or disclose information about a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The Company has not yet determined the effect FIN 46 may have on the Company’s consolidated financial statements.

The Company utilizes various advertising funds (“Funds”) to administer its advertising programs. These Funds receive cash contributions from franchisees, as well as the Company, to be used for mutually beneficial marketing programs. The Company is evaluating the impact of FIN 46 on its financial statements, including the classification of these Funds under FIN 46. If the Company determines that the consolidation of these Funds would be required under FIN 46, the Company does not expect this to have a material impact on its annual results of operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

During the first quarter of fiscal 2004, the Company adopted Emerging Issues Task Force No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor (“EITF 02-16”). EITF 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor and is effective for transactions entered into or modified after December 31, 2002. The Company’s initial analysis of the adoption of EITF 02-16 did not have a material impact on the Company’s consolidated financial statements.

NOTE (3) ACQUISITIONS

On March 1, 2002, the Company acquired Santa Barbara Restaurant Group (“SBRG”). SBRG owns, operates and franchises the Green Burrito, La Salsa and Timber Lodge restaurant chains. Through the Company’s dual-branding relationship with the GB Franchise Corporation, an indirect wholly-owned subsidiary of SBRG, Carl’s Jr. was SBRG’s largest franchisee. The Company acquired SBRG for strategic purposes, which included gaining control of the Green Burrito brand, eliminating the payment of royalties on franchised Green Burrito restaurants, investing in the fast-casual segment, which is an emerging competitor to the quick-service restaurant segment, and providing the Company with a growth opportunity in the “Fresh Mex” segment with La Salsa. The results of operations of SBRG are included in the operating results for the periods January 28, 2003 through May 19, 2003 and March 1, 2002 (date of acquisition) through May 20, 2002. The purchase price consisted of 6,352,000 shares of the Company’s common stock valued at $78,815, as of the closing, plus transaction costs of $1,465.

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

The Company has made adjustments to the initial purchase price allocation, the impact of which was immaterial to the Company’s results of operations, as follows:

Increase in Assets Held for Sale due to Timber Lodge	$9,835
Decrease in Property and Equipment due to adjustments for capital leases, leasehold improvements, other property and equipment, and reclass to assets held for sale	(22,699)
Decrease in current assets due to reclassification to assets held for sale	(2,099)
Decrease in Other Assets due to adjustments for prepaid expenses and assets held for sale	(6,784)
Increase in Costs in Excess of Net Assets Acquired due to adjustments listed above	12,504
Decrease in Current Liabilities due to adjustments for leases at Timber Lodge and reclassification to assets held for sale	7,670
Decrease in Other Long-Term Liabilities due to adjustments to record additional estimated liabilities for closing restaurants and reclass to assets held for sale	2,038

Change in purchase price	$465

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

Amortization expense related to identifiable intangible assets acquired as a result of the acquisition of SBRG was approximately $403 and $197 for the sixteen weeks ended May 19, 2003 and the period from March 1, 2002 (the date of acquisition) through May 20, 2002, respectively.

Identified intangible assets, such as trademarks and franchise agreements, are amortized over periods of six to 20 years.

Selected unaudited pro forma combined results of operations for the sixteen weeks ended May 20, 2002, assuming the SBRG acquisition occurred on January 30, 2002, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, are as follows:

Sixteen Weeks Ended May 20, 2002
Total revenue	$429,667

Income from continuing operations	$11,840
Income from discontinued operations	294

Income before cumulative effect of accounting change for goodwill	12,134
Cumulative effect of accounting change for goodwill	(175,780)

Net loss	$(163,646)

Basic income (loss) per common share:
Income from continuing operations	$0.21
Income from discontinued operations	—

Income before cumulative effect of accounting change for goodwill	0.21
Cumulative effect of accounting change for goodwill	(3.07)

Net loss	$(2.86)

Diluted income (loss) per common share:
Income from continuing operations	$0.20
Income from discontinued operations	—

Income before cumulative effect of accounting change for goodwill	0.20
Cumulative effect of accounting change for goodwill	(2.97)

Net loss	$(2.77)

Weighted-average common shares outstanding:
Basic	57,178
Dilutive effect of stock options and awards	2,048

Diluted	59,226

NOTE (4) INDEBTEDNESS AND RELATED INTEREST EXPENSE

The Company’s senior credit facility (“Facility”) consists of a $100,000 revolving credit facility, which includes a letter of credit sub-facility. The Facility has a maturity date of December 14, 2003, extendable to November 15, 2006, provided the Company is

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

able to refinance its convertible subordinated notes, that are due in March 2004, prior to December 14, 2003. As of May 19, 2003, the total amount outstanding under the Facility was $36,000, outstanding letters of credit were $50,342 and the availability was $13,658. On July 8, 2002, the Company amended the Facility to, among other things, allow it to use the proceeds received from its sale of the common stock of Checkers Drive-In Restaurants, Inc. (“Checkers”) to repurchase its convertible subordinated notes. On October 18, 2002, the Company again amended the Facility to allow it to repurchase an additional $15,000 of convertible subordinated notes. On June 27, 2003, we amended the Facility to account for the writedown of Timber Lodge assets held for sale, as further discussed in Note 8, and to amend the minimum consolidated EBITDA requirement. During the first quarter of fiscal 2003, the Company repurchased $11,053 (face value) of convertible notes for $9,999 at various prices ranging from $87.25 to $90.25. Those transactions resulted in the recognition of a gain on the retirement of debt, which is recorded as Other Income (Expense), Net in the accompanying Condensed Consolidated Statement of Operations of $1,054 for the sixteen week period ended May 20, 2002.

Interest expense consists of the following:

	Sixteen Weeks Ended
	May 19, 2003	May 20, 2002
Senior credit facility	$482	$412
Senior subordinated notes	5,615	5,615
Capital lease obligations	2,416	2,776
Convertible subordinated notes	1,600	2,005
Amortization of loan fees	1,413	1,168
Other	650	1,073

Total interest expense	$12,176	$13,049

NOTE (5) FACILITY ACTION CHARGES, NET

In late fiscal 2000, the Company embarked on a refranchising initiative to reduce outstanding borrowings under its senior credit facility, as well as to increase the number of franchise-operated restaurants. In addition, the Company identified and closed under-performing restaurants. The results of these strategies have caused the following transactions to be recorded in the accompanying Condensed Consolidated Financial Statements as facility action charges, net:

(i)	impairment of long-lived assets for restaurants the Company closes;

(ii)	restaurant closure costs (primarily reflecting the estimated liability to terminate leases); and

(iii)	gains (losses) on the sale of restaurants and surplus properties.

On a quarterly basis, the Company evaluates the adequacy of its estimated liability for closing restaurants and subsidizing restaurant lease payments to franchisees and modifies the assumptions used based on actual results from selling surplus properties and terminating leases, as well as utilizing estimated property values obtained from third-party real estate brokers. The Company closed three Hardee’s, two La Salsa and no Carl’s Jr. company-operated restaurants during the first quarter of fiscal 2004. During the first quarter of fiscal 2004, the Company identified one Hardee’s restaurant and one Carl’s Jr. restaurant that it believed it should continue operating, but whose estimated fair value (based on projected cash flows from operations—see discussion of Impairment of Property, Equipment, Property Held and Used and Property Held for Sale or to be Disposed of Other than by Sale) did not support the related net asset values and, accordingly, an impairment charge was recorded.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The components of these facility action charges are as follows:

	Sixteen Weeks Ended
	May 19, 2003	May 20, 2002
Hardee’s
(Decrease) increase in estimated liability for closing restaurants and subsidizing lease payments for franchisees	$(892)	$290
Impairment of assets to be disposed of	1,230	744
Impairment of assets to be held and used	122	2,330
Loss (gain) on sales of restaurants and surplus properties, net	265	(1,758)
Amortization of discount related to estimated liability for closing restaurants	731	692

	1,456	2,298

Carl’s Jr.
Increase in estimated liability for closing restaurants and subsidizing lease payments for franchisees	14	13
Impairment of assets to be held and used	562	298
(Gain) loss on sales of restaurants and surplus properties, net	(368)	254
Amortization of discount related to estimated liability for closing restaurants	122	148

	330	713

Other
Decrease in estimated liability for closing restaurants	(655)	—
Gain on sales of restaurants and surplus properties, net	(69)	—

	(724)	—

Total
(Decrease) increase in estimated liability for closing restaurants and subsidizing lease payments to franchisees	(1,533)	303
Impairment of assets to be disposed of	1,230	744
Impairment of assets to be held and used	684	2,628
Gains on sales of restaurants and surplus properties, net	(172)	(1,504)
Amortization of discount related to estimated liability for closing restaurants	853	840

	$1,062	$3,011

The following table is a summary of the activity in the estimated liability for closing restaurants:

Balance at January 31, 2003	$36,390
New decisions	182
Usage	(4,831)
Favorable dispositions of leased surplus properties	(1,715)
Discount amortization	853

Balance at May 19, 2003	30,879
Less: current portion, included in Other Liabilities	14,185

Long-term portion, included in Other Long-term Liabilities	$16,694

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table summarizes average annual sales per restaurant and average annual operating losses related to the restaurants the Company decided to close, or was required to close, during the current quarter.

	Sixteen Weeks Ended
	May 19, 2003	May 20, 2002
Sales
Hardee’s	$477	$612
La Salsa	$271	$—
Operating loss
Hardee’s	$(117)	$(54)
La Salsa	$(89)	$—

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

For the sixteen weeks ended May 19, 2003 and May 20, 2002, 2,791,000 and 3,500,000 shares, respectively, relating to the possible conversion of convertible subordinated notes, were not included in the computation of diluted income or loss per share as their effect would have been anti-dilutive. For the sixteen weeks ended May 19, 2003 and May 20, 2002, 7,013,000 and 6,900,000 options, respectively, relating to the possible exercise of stock options granted, were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

NOTE (7) SEGMENT INFORMATION

The Company principally is engaged in developing, operating and franchising its Carl’s Jr., Hardee’s and La Salsa quick-service restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Certain amounts that the Company does not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements of our Report on Form 10-K for the fiscal year ended January 27, 2003).

Sixteen Weeks Ended
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
May 19, 2003
Revenue	$218,723	$187,137	$13,139	$559	$419,558
Operating income (loss)	18,363	(10,667)	(188)	535	8,043
Interest expense	1,535	10,631	3	7	12,176
Total assets	258,679	461,002	66,264	30,932	816,877
Capital expenditures	3,913	8,531	1,793	1,108	15,345
Depreciation and amortization	7,763	11,799	1,050	57	20,669

May 20, 2002
Revenue	$217,384	$197,465	$9,040	$508	$424,397
Operating income	18,710	79	292	30	19,111
Interest expense	2,082	10,967	—	—	13,049
Total assets (as of January 31, 2003)	299,522	473,095	45,091	25,765	843,473
Capital expenditures	2,370	9,069	463	1,884	13,786
Depreciation and amortization	8,345	11,382	440	4	20,171

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE (8) NET ASSETS HELD FOR SALE

The Company made the decision to divest Timber Lodge as the concept did not fit with its core concepts of quick-service restaurants and fast-casual restaurants. As of the Company’s previous fiscal year end, the Company received a proposed, non-binding letter of intent in the amount of approximately $12,000 to purchase Timber Lodge. However, this letter of intent was withdrawn during the first quarter of fiscal 2004. During the first quarter of fiscal 2004, the Company received an additional offer to purchase Timber Lodge in a transaction that would generate net proceeds of approximately $10,000. During the sixteen weeks ended May 19, 2003, the operations of Timber Lodge generated a loss of $2,114, which included an impairment loss on discontinuance of the segment of $1,566. We are continuing to negotiate with the interested party and expect the sale to be completed during the second quarter of fiscal 2004. Net assets held for sale consisted of the following at May 19, 2003:

ASSETS
Current assets	$1,032

Property and equipment, net	9,247
Other assets	6,466

Total assets	$16,745

LIABILITIES
Current liabilities	$5,077

Other long-term liabilities	1,668

Total liabilities (included in other current liabilities in the Company’s condensed consolidated balance sheets)	$6,745

The results of Timber Lodge, for the sixteen weeks ended May 19, 2003 and the period from March 1, through May 19, 2002, included in the Company’s condensed consolidated statements of operations as discontinued operations are as follows:

	May 19, 2003	May 20, 2002
Revenue	$14,170	$10,067
Operating income (loss)	$(2,358)	$231

NOTE (9) RELATED PARTY TRANSACTIONS

As disclosed in the Company’s proxy statement, in the past we have made relocation loans to officers of the Company, and we occasionally make relocation loans to other employees. Relocation loans are forgiven over time if the employee remains an employee of the Company for a specific term, typically three to five years. As of May 19, 2003, there were six relocation loans outstanding with an aggregate balance of $209. For the sixteen weeks ended May 19, 2003, the amount forgiven, including interest, for all such employees was approximately $96. Additionally, one outstanding loan in the amount of $64 was repaid in cash.

NOTE (10) OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Sixteen Weeks Ended
	May 19, 2003	May 20, 2002
Gain on the sale of Checkers stock	$—	$2,666
Gain on the repurchase of convertible subordinated notes	—	1,054
All other	784	489

Total other income (loss), net	$784	$4,209

NOTE (11) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated for the full fiscal year.

For the sixteen weeks ended May 19, 2003, the Company recorded an income tax expense of $353, which consisted of minimum state franchise taxes and foreign taxes.

For the sixteen weeks ended May 20, 2002, the Company recorded income tax expense of $264 for minimum franchise taxes only. For the sixteen weeks ended May 20, 2002, the Company recorded an income tax benefit for alternative minimum tax

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

purposes of approximately $3,100. That amount was partially offset by franchise and foreign tax liabilities of approximately $400. For the sixteen weeks ended May 19, 2003, the Company recorded income tax expense of $150 for minimum franchise taxes only. This difference reflects state law changes affecting fiscal year 2004.

NOTE (12) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

During April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Safe Harbor Disclosure

CKE Restaurants, Inc. and its Subsidiaries (collectively referred to as the “Company”) is comprised of the worldwide operations of Carl’s Jr., Hardee’s, La Salsa Fresh Mexican Grill (“La Salsa”), and The Green Burrito (“Green Burrito”), which is primarily operated as a dual-brand concept with Carl’s Jr. quick-service restaurant concepts. The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 27, 2003 (collectively, the “2003 Financial Statements”). All Note references herein refer to the accompanying Notes to Condensed Consolidated Financial Statements (“Financial Statements”).

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Descriptions of these critical accounting policies follow.

Impairment of Property, Equipment, Property Held and Used and Property Held for Sale or To Be Disposed of Other Than By Sale

Each quarter we evaluate the carrying value of individual restaurants when the operating results of a restaurant have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or a current expectation that a restaurant will be sold or otherwise disposed of before the end of its previously estimated useful life. In making these judgments, we consider the period of time since the restaurant was opened or remodeled, and the trend of operations and expectations for future sales growth of a restaurant. For restaurants selected for review, we estimate the future estimated cash flows from operating the restaurant over its estimated useful life. We make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales. We employ a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales and related estimated useful life. A material accounting judgment is the estimated useful life and, in general, in expected same-store sales scenarios where sales are not expected to increase, we assume a shorter than previously estimated useful life. On a quarterly basis, we update our model for estimating future cash flows based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans, and other relevant information. In prior fiscal years, because we were significantly engaged in refranchising restaurants to generate cash to repay bank indebtedness, we had assumed, in some cases, estimated lives that were less than the estimated useful life that a restaurant is functional as a restaurant. As our financial position has improved such that refranchising activities are unnecessary, more restaurants assume estimated cash flows over their remaining estimated useful life as a restaurant. Additionally, commencing with the second quarter of fiscal 2003, we reduced the probability weighting for the occurrence of future same-store sales from the higher range of our strategic business plan in light of our current same-store sales results. As the operations of restaurants opened or remodeled in recent years progress to the point that their profitability and prospects for future profitability can adequately be evaluated, additional restaurants will become subject to review and the possibility for an impairment in value exists. Most likely, this would arise in new markets the Company expanded into in recent years. As described above, same-store sales are the key indicator in the estimation of future cash flow for evaluating recoverability of restaurants. To provide a sensitivity analysis of the impairment that could arise were the actual same-store sales of all restaurants we owned to grow at only the assumed rate of inflation for our operating costs, for no real growth, the aggregate additional impairment loss would be approximately $8,510. The inflation rate assumed in making this calculation is 2.0% for both revenue and expenses.

Additionally, restaurants are operated for three years before we test them for impairment (the “Three Year Rule”). We believe this provides the restaurant sufficient time to establish its presence in the market and build a customer base. If we were to test all restaurants for impairment without regard to the amount of time the restaurants were operating, the total amount of potential asset impairment would increase substantially. Assuming all restaurants were tested under the same assumptions described above, we would be required to record additional impairment losses of approximately $11,743.

The following tables summarize the sensitivity analysis for both same-store sales sensitivity and time open sensitivity:

Carl’s Jr.

	Net Book Value	Number of Stores	Impairment Under Sensitivity Test
Tested based on Three Year Rule
Positive cash flow this quarter	$75,301	344	$—
Negative cash flow this quarter	7,284	33	2,499

	82,585	377	2,499

Not tested based on Three Year Rule
Positive cash flow this quarter	15,462	23	—
Negative cash flow this quarter	5,829	43	2,192

	21,291	66	2,192

Total
Positive cash flow this quarter	90,763	367	—
Negative cash flow this quarter	13,113	76	4,691

	$103,876	443	$4,691

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Hardee’s
	Net Book Value	Number of Stores	Impairment Under Sensitivity Test
Tested based on Three Year Rule
Positive cash flow this quarter	$133,286	289	$—
Negative cash flow this quarter	33,221	85	5,949

	166,507	374	5,949

Not tested based on Three Year Rule
Positive cash flow this quarter	92,630	204	417
Negative cash flow this quarter	26,708	152	8,718

	119,338	356	9,135

Total
Positive cash flow this quarter	225,916	493	417
Negative cash flow this quarter	59,929	237	14,667

	$285,845	730	$15,084

La Salsa
	Net Book Value	Number of Stores	Impairment Under Sensitivity Test
Tested based on Three Year Rule
Positive cash flow this quarter	$5,790	41	$—
Negative cash flow this quarter	336	2	62

	6,126	43	62

Not tested based on Three Year Rule
Positive cash flow this quarter	914	7	—
Negative cash flow this quarter	416	7	416

	1,330	14	416

Total
Positive cash flow this quarter	6,704	48	—
Negative cash flow this quarter	752	9	478

	$7,456	57	$478

Core Concepts Combined
	Net Book Value	Number of Stores	Impairment Under Sensitivity Test
Tested based on Three Year Rule
Positive cash flow this quarter	$214,377	674	$—
Negative cash flow this quarter	40,841	120	8,510

	255,218	794	8,510

Not tested based on Three Year Rule
Positive cash flow this quarter	109,006	234	417
Negative cash flow this quarter	32,953	202	11,326

	141,959	436	11,743

Total
Positive cash flow this quarter	323,383	908	417
Negative cash flow this quarter	73,794	322	19,836

	$397,177	1,230	$20,253

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Impairment of Goodwill

At the reporting unit level, which is the individual brand level for the Company, goodwill is tested for impairment at least annually, and on an interim basis if an event or circumstance indicates that it is more likely than not an impairment may exist. The impairment, if any, is measured based on the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other restaurant brands. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the financial assumptions in our strategic plan for items such as same-store sales growth rates and the discount rate we consider to be the market discount rate for acquisitions of restaurant companies and brands.

If our assumptions used in performing the impairment test prove insufficient, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. Goodwill is tested for impairment at least annually (we perform our annual impairment test during the first quarter of each fiscal year) during the first quarter of the fiscal year, and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment may exist. During the first quarter of fiscal year 2004, we engaged an outside party to assist us in performing a valuation of the La Salsa and Carl’s Jr. brands. As a result, we concluded that the current value of the goodwill associated with the acquisition of La Salsa exceeds the carrying value of that goodwill. Accordingly, no impairment charge was required. During the first quarter of fiscal year 2003, we engaged an outside party to assist us in performing a valuation of the Hardee’s brand. As a result, we concluded that the current value of the goodwill associated with the acquisition of Hardee’s was $0 and, accordingly, we recorded a transitional impairment charge to write-off all of the goodwill related to the Hardee’s brand (see Note 3 of Notes to Condensed Consolidated Financial Statements) of $175,780. As of May 19, 2003, we have $56,708 in goodwill recorded on the balance sheet as Costs in Excess of Assets Acquired, Net, which primarily relates to La Salsa and Carl’s Jr.

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

Estimated Liability for Closing Restaurants

We make decisions to close restaurants based on prospects for estimated future profitability and sometimes we are forced to close restaurants based on circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our restaurant operators evaluate each restaurant’s performance every quarter. When restaurants continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to turn an unprofitable restaurant around. Based on the operator’s judgment, we estimate the future cash flows. If we determine that the restaurant will not, within a reasonable period of

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

time, operate at break-even cash flow or be profitable, and there are no contractual requirements to continue operating the restaurant, we close the restaurant. Additionally, franchisees may close restaurants for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed restaurant if we decide not to operate it as a company-operated restaurant. We establish the estimated liability on the actual closure date. Prior to the adoption of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) on January 1, 2003, we established the estimated liability when we identified a restaurant for closure, which may or may not have been the actual closure date.

The estimated liability for closing restaurants on properties vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is generally the net present value of these estimated future payments. The interest rate used to calculate the net present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown as Facility Action Charges in our Consolidated Statement of Operations.

A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which we determined based on our broker’s (a related party) assessment of its ability to successfully negotiate an early termination of our lease agreements with the lessors. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities. The net present value of lease payments on all closed restaurants is approximately $55,979, which represents the discounted amount we would be required to pay if we are unable to terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can terminate those leases for less than that amount and, accordingly, we have recorded an estimated liability for lease obligations of $23,635 as of May 19, 2003.

Franchised and Licensed Operations

We monitor the financial condition of franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter we perform a franchisee-by-franchisee analysis and develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our Consolidated Financial Statements as the allowance for bad debt and adjust the allowance as appropriate. From period-to-period our assessment of individual franchisees changes. However, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally one year) such that we determined an allowance was no longer required. Additionally, we cease accruing royalty income from franchisees that are materially delinquent in paying or in default and reverse any royalties accrued during the last 90 days.

Depending on the facts and circumstances, there are a number of different actions we may take to resolve collections issues. These may include the purchase of franchise restaurants by us or by other franchisees, a modification to the franchise agreement which may include a provision to defer certain royalty payments or reduce royalty rates in the future (if royalty rates are not sufficient to cover our costs of service over the life of the franchise agreement, we record an estimated loss at the time we modify the agreements), a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary obligee—see further discussion below) or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most probable course of action that will occur. If we believe we will operate the restaurants as company-operated restaurants, the allowance for loss is recorded net of the estimated fair value of the related restaurant assets.

Many of the restaurants that we sold to franchisees as part of our refranchising program were on leased sites. Generally, we remained principally liable for the lease and entered into a sublease with the franchisee on the same terms as the primary lease. We account for the sublease payments received as franchising rental income. Our payments on the leases are accounted for as rental expense in Franchised and Licensed Restaurants in our Consolidated Statement of Operations. As of May 19, 2003, the net present value of the total obligation on such lease arrangements was $41,191.

In addition to the sublease arrangements with franchisees described above, the Company also leases land and buildings to franchisees. As of May 19, 2003, the net book value of land and buildings under lease to Hardee’s and Carl’s Jr. franchisees was $28,572 and $9,674, respectively. In the event that a troubled franchisee closes a restaurant for which the land and/or building is

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

owned by us, our options are to operate the restaurant as a Company-owned restaurant, lease the land and/or building to another tenant, or sell the land and/or building. These circumstances would cause us to consider whether the carrying value of the land and building was impaired and if we determined the property value was impaired, we would record a charge to earnings for the amount that the carrying value of the property exceeds its fair value. As of May 19, 2003, the net book value of land and buildings under lease to Hardee’s franchisees that are considered to be troubled franchisees as described below was approximately $22,591. We know that, during fiscal 2004, some of these franchisees will probably close restaurants and, accordingly, the Company may record an impairment loss in connection with some of these closures.

Prior to adoption of Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for the Costs Associated with Exit or Disposal Activities (“SFAS 146”) (see Note 1 of Notes to Consolidated Financial Statements of our Report on Form 10-K for the fiscal year ended January 27, 2003), the determination of when to establish an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee was based on the date that either of the following events occurred:

(1)  the franchisee and the Company mutually decided to close a restaurant and we assumed the responsibility for the lease, usually after a franchise agreement was terminated or the franchisee declared bankruptcy; or

(2)  we entered into a workout agreement with a financially troubled franchisee, wherein we agreed to make part or all of the lease payment for the franchisee.

In accordance with SFAS 146, which was adopted on January 1, 2003, an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee is established on the date the franchisee closes the restaurant (see Note 1 of Notes to Consolidated Financial Statements of our Report on Form 10-K for the fiscal year ended January 27, 2003).

The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Troubled franchisees (i.e., those with whom we have entered into workout agreements, as described under “Hardee’s Franchise Operations” below), may have liquidity problems in the future. Consistent with accounting principles generally accepted in the United States of America, we have not established an additional estimated liability for this eventuality. The net present value of the related lease obligation with all troubled franchisees in these circumstances is approximately $24,560 (three franchisees represent 86% of this amount). As of May 19, 2003, we have recorded a discounted estimated liability for future lease obligations related to agreed upon subsidies for these franchise restaurants of $1,869. If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion below). The likelihood of needing to increase the estimated liability for future lease obligations is related to the success of our Hardee’s concept (i.e., if our Hardee’s concept results improve from the execution of our comprehensive plan, we would reasonably expect that the financial performance of our franchisees would improve).

Valuation Allowance for Discounted Net Deferred Tax Asset

As disclosed in Note 1 of Notes to Consolidated Financial Statements on our Form 10-K for the fiscal year ended January 27, 2003, we record net deferred tax assets. If our business turnaround is successful and we have been profitable for a number of years and our prospects for future profitability are reasonably assured, we would then reverse our valuation allowance. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows mentioned above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future taxable income. During fiscal 2001, because we had experienced two years of net operating losses, we established a 100% valuation allowance for our net deferred tax asset. As of May 19, 2003, our deferred tax assets and related valuation allowance totaled approximately $164,000.

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2004 Comparisons with Fiscal 2003

The factors discussed below impact comparability of operating performance for the quarter ended May 19, 2003, to the quarter ended May 20, 2002, or could impact comparisons for the remainder of fiscal 2004.

Acquisition of Santa Barbara Restaurant Group, Inc.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, we acquired SBRG on March 1, 2002 (“Acquisition Date”). The operations of SBRG, subsequent to the Acquisition Date, are included in the Consolidated Financial Statements for fiscal 2003.

A significant amount of goodwill was recorded in connection with the acquisition of SBRG. The recoverability of that goodwill is dependent on future operations and the development of new La Salsa restaurants (see discussion of financing new restaurants under “Liquidity and Capital Resources” below). The acquisition of new restaurant sites is highly competitive.

Divestiture of Timber Lodge

As discussed in Note 8 of Notes to the Condensed Consolidated Financial Statements, Timber Lodge is accounted for as a discontinued operation. The operations of Timber Lodge, which generated a loss of $2,114 (loss from operations of $548, and impairment loss on discontinuance of the segment of $1,566) for the sixteen weeks ended May 19, 2003 and income of $202 for the period March 1, 2002 through May 20, 2002, are included in the Condensed Consolidated Financial Statements as discontinued operations.

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

Turnaround Strategy

Our management team remains focused on revitalizing Hardee’s. In June 2001, we launched a program focused on quality, service and cleanliness. That program focuses on the fundamentals of restaurant operations: hiring good people, focusing them on the guests, serving hot quality food, and keeping the restaurants clean. The continuation of our business turnaround is based on the following next steps:

•	maintaining the profitability of the Carl’s Jr. brand;

•	continuing to focus on premium, rather than discounted, products;

•	continuing to focus on cost controls;

•	growing the La Salsa brand;

•	leveraging dual brand opportunities with Green Burrito;

•	remodeling the Hardee’s restaurants;

•	emphasizing the new comprehensive marketing plan for Hardee’s, to refocus and redirect the brand (see “Hardee’s Revolution” below); and

•	addressing the maturity of our $122.3 million of convertible notes which mature in March 2004 and our credit facility which matures in December 2003.

If we are unable to grow sales and operating margins at Hardee’s, it will significantly affect our future profitability and cash flows. Such circumstances would affect our ability to access both the amount and terms of financing available to us in the future (See “Liquidity and Capital Resources” below).

Our strategy has emphasized premium products, as well as routine price increases prompted by increases in food, labor and utility costs. The impact of this strategy has been an increase in average guest check. That strategy also has likely resulted in a decrease in transaction counts. Many of our competitors offer lower prices on discounted fare and have increased their efforts in this regard

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

over the past year, which may have impacted our transaction counts. We generally have experienced negative transaction counts at Hardee’s since our acquisition of the brand and at Carl’s Jr. for nearly two years, which we believe is due, in part, to other quick-service restaurant (“QSR”) companies offering products at discounted prices and the recent economic slowdown. We note that others in the QSR industry are experiencing negative same-store sales trends. We cannot quantify how much of our declines are related to the QSR segment and how much are related to circumstances involving our own brands.

As shown in the tables on pages 25-26, the operating margins for each brand have decreased over the prior year period. Occupancy costs, which are primarily fixed or semi-fixed in nature, are a component of operating margins. The fixed nature of those costs allows margins to increase when sales are rising—a phenomenon referred to as sales leverage. Conversely, when sales are flat or decreasing, the fixed nature of those costs result in sales deleverage which has occurred during the first quarter of fiscal 2004. If costs increase or sales decrease, we would have to increase the prices of our products to preserve the operating margin. Historically, we have been successful at implementing such price increases, but it likely has had an impact on transaction counts as described above. During April 2003, we increased prices at our company-operated Carl’s Jr. restaurants by approximately 1%. The sensitivity analysis for the recoverability of restaurants (see “Impairment of Property, Equipment, Property Held and Used and Property Held for Sale or To Be Disposed of Other Than By Sale”) assumes that our same-store sales in the future grow at the same rate of inflation (our costs for delivering our products of food, labor, utilities, etc.). If we are unable to pass along such price increases, and at the same time could not increase our transaction counts, the recoverability of the carrying value of our restaurants would be impacted.

Hardee’s Revolution

We have introduced a comprehensive plan to reposition Hardee’s as a premium burger restaurant. The plan includes menu adjustments and associated advertising and media strategies. The new menu focus for Hardee’s features Angus beef burgers. As of May 19, 2003, we have converted 100% of company-operated restaurants and approximately 65% of franchise-operated restaurants to the new menu. Additionally, we have introduced related media in many of the converted markets. There has been an initial decrease in same-store sales due to menu deletions and an initial increase in food and labor costs (resulting in decreased operating margins) as we determined that management and staff training would be required to execute the new menu properly. We also invested in additional labor to ensure outstanding customer service during the introduction of the Revolution. As the training, implementation and introduction period has now been achieved, restaurant labor has now returned to pre-Revolution levels. During period four (the last accounting period of the quarter), margins at company-operated Hardee’s restaurants were returning to prior year levels. While we expect the same-store sales trend to reverse and the improving margin trend to continue, we can provide no assurance that either will occur.

The conversion to the new format will continue to affect our results during the second quarter.

Franchise Operations

Like others in the QSR industry, some of our franchises experience financial difficulties from time to time with respect to their franchise operations. Our approach to dealing with financial and operational issues that arise from these situations is described above (see discussion under Critical Accounting Policies—Franchised and Licensed Operations). Some franchisees in the Hardee’s system have experienced significant financial problems and, as discussed above, there are a number of potential resolutions of these financial issues.

We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their contractual royalty and lease payments to us. Although we review quarterly the allowance for bad debts and the estimated liability for closed franchise restaurants (see discussion under Critical Accounting Policies—Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of the end of the current quarter, our allowance for doubtful accounts was 32% of the gross balance of accounts and notes receivable. We still experience specific problems with troubled franchisees (see Critical Accounting Policies—Franchise and Licensed Operations above) and may be required to increase the amount of our allowance for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations. The result of increasing the allowance for doubtful accounts is an effective royalty rate lower than our standard contractual royalty rate.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Repositioning Activity

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

During the sixteen weeks ended May 19, 2003, we recorded repositioning charges of $1,062, which were primarily non-cash in nature and are classified in the Condensed Consolidated Statements of Operations as Facility Action Charges, Net. During the same period in fiscal 2003, we recorded repositioning charges of $2,171. These charges, which were primarily non-cash in nature, are classified in the Condensed Consolidated Statements of Operations as Facility Action Charges, Net.

We believe we have substantially completed our repositioning activities and are now able to focus on the operations of our core brands, Carl’s Jr. and Hardee’s. We have substantially completed the closure of under-performing restaurants. However, there can be no assurance that we will not determine in the future that additional repositioning activities will be necessary or that we would not take advantage of opportunities to generate funds through additional restaurant asset sales, which could result in losses, which may be material.

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

(All amounts are approximate)

Quarter-to- Date (in millions)
Current Period:
Reported net loss under accounting principles generally accepted in the United States of America	$(5.8)
Repositioning activities (facility action charges, net)	1.1

Current period results, exclusive of repositioning activities (A)	$(4.7)

Prior Period:
Reported net loss under accounting principles generally accepted in the United States of America	$(162.6)
Repositioning activities (facility action charges, net)	3.0
Adoption of accounting rule change for goodwill	175.8

Prior period results, exclusive of repositioning activities and adoption of accounting rule change (B)	$16.2

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Quarter-to-Date Fiscal Year 2004 vs. Quarter-to-Date Fiscal Year 2003 (in millions)
Decrease in earnings, exclusive of repositioning activities and adoption of accounting rule change (A-B)	$(20.9)

Items causing earnings to increase (decrease) from the prior period to the current period:
Approximate restaurant margin reduction in restaurants operated (other than SBRG brands) at May 19, 2003	$(10.1)
Gain on sales of investments and repurchases of convertible subordinated notes	(3.8)
Decrease in corporate overhead	3.8
One-time income tax benefit in prior year	(3.0)
Decrease in net franchising income and distribution centers, excluding provision for doubtful accounts	(2.8)
Increase in the provision for doubtful accounts	(2.3)
Loss from discontinued operations	(2.2)
Claim development/settlement on insurance programs	(1.0)
Decrease in interest expense excluding write-off of deferred financing fees	0.9
Increase in estimated liability for litigation	(0.8)
Approximate operating income of SBRG restaurants	(0.7)
Decrease in advertising expenses, excluding restaurants involved in facility actions	0.5
Approximate operating income of restaurants involved in facility actions, including related field general and administrative expenses and advertising costs	0.3
All other, net	(0.3)

Decrease in earnings exclusive of repositioning charges and effect of adoption of accounting rule change	$(20.9)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis and is presented in the same format we present segment information (See Note 7 of Notes to Condensed Consolidated Financial Statements).

	First Quarter FY 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated sales	$158,284	$167,613	$12,696	$449	$339,042
Company-operated average unit volume (trailing 13-periods)	1,151	756	736
Franchise-operated average unit volume (trailing 13-periods)	1,058	800	628
Average check (D)	$5.36	$4.15	$9.10
Company-operated same-store sales decrease (B)	(0.4)%	(3.8)%	(1.9)%
Company-operated same-store transaction decrease (C)	(2.1)%	(10.0)%	(5.1)%
Franchise-operated same-store sales decrease (B)	(1.4)%	(6.6)%	(0.4)%
Operating costs as a % of company-operated revenue
Food and packaging	28.3%	30.9%	26.3%
Payroll and employee benefits	28.9%	37.4%	31.5%
Occupancy and other operating costs	21.8%	24.0%	31.4%
Restaurant level margin	21.0%	7.7%	10.8%
Advertising as a percentage of company-operated revenue	6.3%	6.3%	3.0%
Franchising revenue:
Royalties	$6,569	$10,472	$443	$110	$17,594
Distribution centers	46,579	6,858	—	—	53,437
Rent	7,096	2,119	—	—	9,215
Other	195	75	—	—	270

Total franchising revenue	60,439	19,524	443	110	80,516

Franchising expense:
Administrative expense (including provision for bad debts)	1,359	2,973	135	1	4,468
Distribution centers	45,429	7,367	—	—	52,796
Rent & other occupancy	6,771	2,294	—	—	9,065

Total franchising expense	53,559	12,634	135	1	66,329

Net franchising income	$6,880	$6,890	$308	$109	$14,187

Operating income (loss)	$18,363	$(10,667)	$(188)	$535	$8,043
Facility action charges, net	330	1,456	—	(724)	1,062

Operating income (loss) excluding facility action charges	$18,693	$(9,211)	$(188)	$(189)	$9,105

EBITDA (as calculated on page 28)	$26,388	$159	$862	$629	$28,038

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

	First Quarter FY 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated sales	$158,554	$176,184	$8,729	$382	$343,849
Company-operated average unit volume (trailing 13-periods)	1,155	775	804
Franchise-operated average unit volume (trailing 13-periods)	1,046	823	573
Average check (D)	$5.23	$3.84	$9.03
Company-operated same-store sales increase (decrease) (B)	4.2%	0.3%	1.9%
Company-operated same-store transaction increase (decrease) (C)	(3.6)%	(5.9)%	(1.0)%
Franchise-operated same-store sales increase (decrease) (B)	3.5%	0.4%	(0.9)%
Operating costs as a % of company-operated revenue
Food and packaging	28.3%	29.8%	26.9%
Payroll and employee benefits	28.2%	35.6%	32.0%
Occupancy and other operating costs	20.8%	22.3%	26.6%
Restaurant level margin	22.7%	12.3%	14.5%
Advertising as a percentage of company-operated revenue	6.9%	6.1%	3.3%
Franchising revenue:
Royalties	$6,171	$11,809	$311	$126	$18,417
Distribution centers	45,121	5,214	—	—	50,335
Rent	7,452	4,139	—	—	11,591
Other	86	119	—	—	205

Total franchising revenue	58,830	21,281	311	126	80,548

Franchising expense:
Administrative expense (including provision for bad debts)	545	1,133	96	—	1,774
Distribution centers	44,069	5,111	—	—	49,180
Rent & other occupancy	7,425	3,274	—	—	10,699

Total franchising expense	52,039	9,518	96	—	61,653

Net franchising income	$6,791	$11,763	$215	$126	$18,895

Operating income	$18,710	$79	$292	$30	$19,111
Facility action charges, net	713	2,298	—	—	3,011

Operating income (loss) excluding facility action charges	$19,423	$2,377	$292	$30	$22,122

EBITDA (as calculated on page 28)	$27,420	$12,423	$732	$2,588	$43,163

(A)    “Other” consists of Green Burrito. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments).

(B)    Same-store sales is a key performance indicator in our industry. This indicator is a measure of revenue growth on the existing comparable store base of a multi-unit chain company such as ours and is measured as a percentage variance over the same fiscal period in the prior year. Same-store sales illustrate how competitive forces and external economic conditions benefit or impact the Company, as well as any benefit from the diverse value propositions and marketing initiatives undertaken by the Company. In calculating company-operated same-store sales, we include restaurants open for 14 full accounting periods, which allows for a year over year comparison.

(C)    Same-store transactions represent the number of consumer visits to our restaurants. Transactions are viewed on the same basis as same-store sales above and are another key performance indicator in our industry. This indicator is a measure of consumer frequency in the existing comparable store base and is measured as a percentage variance over the same fiscal period in the prior year. Same-store transactions are another measure of the effects of competitive forces and economic climate on consumer behavior and resulting benefit, or impact, to the Company. Transactions also reflect any benefit from the diverse value propositions and marketing initiatives undertaken by the Company.

(D)    Average check represents total restaurant sales divided by total transactions for any given period. The average check is viewed in conjunction with same-store sales and same-store transactions, as defined above. This indicator, when viewed with other measures, may illustrate revenue growth, or decline, resulting from a change in menu or price offering. When the Company introduces menu items, or pricing initiatives, with higher or lower price points than the existing menu base, the average check may reflect the benefit or impact from these new items, or pricing, on the average price paid by the consumer.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Presentation of Non-GAAP Measurements

EBITDA

EBITDA is a typical non-GAAP measurement for companies that issue public debt. We believe EBITDA is a useful performance measure for our investors. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income as an indicator of operating cash flows or as a measure of liquidity. EBITDA represents net income before interest, taxes, depreciation and amortization of leasehold improvements and goodwill, and the cumulative effect of the accounting change for goodwill. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service payments.

	First Quarter FY 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss) from continuing operations	$16,872	(20,948)	(191)	565	(3,702)
Interest expense	1,535	10,631	3	7	12,176
Income tax expense	235	118	—	—	353
Depreciation and amortization (1)	7,746	10,358	1,050	57	19,211

EBITDA	$26,388	159	862	629	28,038

	First Quarter FY 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss) from continuing operations	$18,504	(8,409)	292	2,584	12,971
Interest expense	2,082	10,967	—	—	13,049
Income tax benefit	(1,511)	(1,189)	—	—	(2,700)
Depreciation and amortization (1)	8,345	11,054	440	4	19,843

EBITDA	$27,420	12,423	732	2,588	43,163

(1)	Excludes amortization of bank fees which are already included in interest expense in the Condensed Consolidated Statements of Operations. The Company fully allocates all general and administrative costs to the brands and has made certain reclassifications in prior period amounts to conform to the current period’s presentation.

The following table reconciles EBITDA (a non-GAAP measurement) to cash flow from operations (a GAAP measurement):

	First Quarter
	FY 2004	FY 2003
Cash flow provided by operating activities	$17,848	$22,919
Interest expense	12,176	13,049
Income tax expense (benefit)	353	(2,700)
Interest on fee and discount amortization, included in depreciation and amortization	(1,458)	(328)
(Provision for) recovery of losses on accounts and notes receivable	(2,064)	245
Gain on investments, sales of property and equipment, capital leases and extinguishment of debt	201	3,929
Facility action charges, net	(1,062)	(3,011)
Other, non-cash charges	(3,224)	(474)
Income tax refund accrued	—	3,642
Change in estimated liability for closing restaurants and estimated liability for self-insurance	5,646	5,261
Net change in income tax receivable	(142)	(527)
Net change in receivables, inventories, prepaid expenses and other current assets	(10,766)	(1,520)
Net change in accounts payable and other current liabilities	7,791	2,092
Net cash used by discontinued operations	625	788

EBITDA	25,924	43,365
Add: EBITDA used in (provided by) discontinued operations	2,114	(202)

EBITDA provided by continuing operations	$28,038	$43,163

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Carl’s Jr.

During the first quarter of fiscal 2004, we opened three Carl’s Jr. restaurants. Carl’s Jr. franchisees and licensees opened eight restaurants and closed two restaurants. The following table shows the change in the Carl’s Jr. component of our restaurant portfolio, as well as the change in revenue for both the current quarter and the year-to-date:

	Restaurant Portfolio			Revenue
	Fiscal Quarter			Quarter-to-Date
	2004	2003	Change	2004	2003	Change
Company	443	442	1	$158,284	$158,554	$(270)
Franchised and licensed	553	533	20	60,439	58,830	1,609

Total	996	975	21	$218,723	$217,384	$1,339

Same-store sales for company-operated Carl’s Jr. restaurants decreased 0.4% in the current quarter. The decrease in company-operated restaurant revenue is due to the decrease in same-store sales and the closure of four restaurants during the second and fourth quarters of fiscal 2003, partially offset by the opening of six new restaurants since May 20, 2002.

Franchise income increased, primarily due to an increase in distribution center income and franchise development fees, both of which are due to the increase in the number of franchise restaurants.

The changes in restaurant-level margins are explained as follows:

Sixteen Weeks Ended May 19, 2003
Restaurant-level margins for the period ended May 20, 2002	22.7%
Decrease due to natural gas and electricity costs	(0.5)%
Decrease due to changes in labor costs	(0.4)%
Decrease due to workers’ compensation premium increases	(0.3)%
Decrease due to all other, net	(0.2)%
Decrease due to increased general liability reserve, net of premium increases	(0.2)%
Decrease due to increased workers’ compensation claim reserve, net of premium increase	(0.1)%

Restaurant-level margins for the period ended May 19, 2003	21.0%

Enron cancelled our fixed-rate contract during the third quarter of fiscal 2003. We have entered into a fixed-rate contract with another energy supplier. We estimate that our ongoing utility costs for our California restaurants will increase approximately $1,200 annually. In connection with Enron rejecting our fixed-rate contract, we have filed bankruptcy court claims against three Enron entities totalling $14,204. At this time, we cannot make a determination as to the potential recovery, if any, with respect to these claims. Our energy costs may increase $2,000 over our current amount each year for the next three years due to the efforts of the State of California to recoup additional prices paid to energy suppliers following California’s electricity crisis in 2001.

California Assembly Bill No. 749, signed into law during fiscal 2003 relating to workers’ compensation claims, requires that payments for certain benefits that occur after January 1, 2003 for injuries sustained prior to January 1, 2001 shall be made at the rate in effect at the time the payment is made. We estimate the impact of this legislation to be approximately $1,000 annually (see discussion of price increases under “Turnaround Strategy”).

Hardee’s

During the first quarter, we opened three Hardee’s restaurants and closed three restaurants. Hardee’s franchisees and licensees opened 6 restaurants and closed 53 restaurants. The following table shows the change in the Hardee’s component of our restaurant portfolio, as well as the change in revenue at Hardee’s for the current quarter:

	Restaurant Portfolio			Revenue
	Fiscal Quarter			Quarter-to-Date
	2004	2003	Change	2004	2003	Change
Company	730	743	(13)	$167,613	$176,184	$(8,571)
Franchised and licensed	1,451	1,597	(146)	19,524	21,281	(1,757)

Total	2,181	2,340	(159)	$187,137	$197,465	$(10,328)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Same-store sales for company-operated Hardee’s restaurants decreased 3.8% in the current quarter. Revenue from company-operated Hardee’s restaurants decreased $8,571, or 4.9% for the sixteen week period ended May 19, 2003, when compared to the same period in the prior year. The decrease in company-operated revenue is due to the decline in same-store sales and the closing of underperforming company-operated restaurants (22 since May 19, 2002), partially offset by the opening and acquisition of nine restaurants. The average check for the first quarter was $4.15, as compared to $3.84 in the comparable period of the prior fiscal year primarily due to our shift to premium products, menu changes and a small price increase.

The decline in franchise net income is due to a few factors. During the early part of the quarter, we did not recognize royalty or rent income from two franchisees that, at that time, were in default (see discussion under “Critical Accounting Policies—Franchised and Licensed Operations”). Additionally, we recorded an allowance for doubtful accounts due mostly to one franchisee, while at the same time royalty revenue decreased due to a combination of lower sales at franchise restaurants and fewer franchise restaurants operating.

As discussed above (see “Hardee’s Revolution”), we introduced a new menu at Hardee’s during the fourth quarter of fiscal 2003. We determined that significant management and staff training would be required to properly execute the new menu. We also invested in additional labor in the restaurants to ensure outstanding customer service during the training stage of the Revolution. As the training, implementation and introduction of the Revolution have now been achieved, we have now returned to pre-Revolution staffing levels. As of the end of the quarter, margins were normalizing close to prior year levels and our latest period after the close of the first quarter continues to exhibit a return to prior year levels. Also, Hardee’s same-store sales increased 0.4% during our latest period following the first quarter. However, we can provide no assurance that such trends will continue.

The changes in restaurant-level margins are explained as follows:

Sixteen Weeks Ended May 19, 2003
Restaurant-level margins for the period ended May 20, 2002	12.3%
Decrease due to additional labor costs	(1.9)%
Decrease due to food commodity prices and an emphasis on premium products	(1.1)%
Decrease due to higher natural gas and electricity costs	(0.8)%
Decrease due to rent expense, taxes and licenses	(0.7)%
Increase due to closure of unprofitable restaurants	0.4%
Decrease due to general liability reserve, self-insurance provision and premium increase	(0.3)%
Decrease due to higher repair and maintenance expenditures	(0.2)%

Restaurant-level margins for the period ended May 19, 2003	7.7%

La Salsa

During the first quarter of fiscal 2004, we opened two La Salsa restaurants and closed two restaurants. La Salsa franchisees opened two restaurants and closed four restaurants. The following table shows the change in the La Salsa component of our restaurant portfolio, as well as the change in revenue at La Salsa for the current quarter:

	Restaurant Portfolio			Revenue
	Fiscal Quarter			Quarter-to-Date
	2004	2003	Change	2004	2003	Change
Company	57	57	—	$12,696	$8,729	$3,967
Franchised and licensed	40	42	(2)	443	311	132

Total	97	99	(2)	$13,139	$9,040	$4,099

Same-store sales for company-operated La Salsa restaurants decreased 1.9% in the current quarter. Revenue from company-operated La Salsa restaurants increased $3,967, or 45.4%, when compared to the same period in the prior fiscal year, predominantly as a result of recording 31 additional days of revenue during the quarter. We acquired La Salsa on March 1, 2002, resulting in our recording of less than a full 16 weeks of revenue during the first quarter of fiscal 2003.

Restaurant-level margins were 10.8% as a percentage of company-operated restaurant revenue as compared to 14.5% in the prior year. Food and packaging costs decreased 60 basis points, from 26.9% during the first quarter of fiscal 2003 to 26.3% during the first quarter of fiscal 2004. Payroll and other employee benefits decreased 50 basis points from 32.0% during the first quarter of fiscal 2003 to 31.5% during the first quarter of fiscal 2004. Occupancy and other operating costs increased 480 basis points from

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

26.6% during the first quarter of fiscal 2003 to 31.4% during the first quarter of fiscal 2004 due to (1) increased rent and utility expenses resulting from the opening of new restaurants and (2) amortization of favorable leases.

Advertising Expense

Advertising expenses decreased $961, or 4.4%, to $21,013 during the sixteen weeks ended May 19, 2003. Advertising expenses as a percentage of company-operated revenue have decreased marginally from 6.4% to 6.2%.

General and Administrative Expense

General and administrative expenses were 7.5% of total revenue in the first quarter of 2004, as compared to 8.0% in the first quarter of 2003. General and administrative expenses decreased $2,418, or 7.2%, to $31,358 during the sixteen weeks ended May 19, 2003, as compared to the same period last year. This decrease is primarily due to reduced payroll expense, partially offset by increased legal expense.

Interest Expense

Interest expense for the first quarter of fiscal 2004 decreased $873, or 6.7%, to $12,176 as compared with previous year first quarter primarily due to retirement of convertible debt.

Other Income (Expense), Net

Other Income (Expense), Net, consists of the following:

	First Quarter
	2004	2003
Gains on the sale of Checkers stock	$—	$2,666
Gains on the repurchase of convertible subordinated notes	—	1,054
All other	784	489

Total other income, net	$784	$4,209

Income Taxes

We recorded a net tax expense for the sixteen weeks ended May 19, 2003 of $353. We believe that our net operating losses are such that we will not be required to pay federal income taxes on this fiscal year’s taxable earnings, if any, and have only provided for minimum state franchise taxes. Our deferred tax assets net to $0 due to the existence of our tax valuation allowance of approximately $164,000 at May 19, 2003.

At May 19, 2003, the Company had a federal net operating loss (“NOL”) carryforward of approximately $87,000, expiring in varying amounts in the years 2021 through 2023 and various state NOL carryforwards in varying amounts expiring in the years 2006 through 2023. Additionally, the Company has an alternative minimum tax credit carryforward of approximately $7,300 and general business credit carryforwards expiring in varying amounts in the years 2020 through 2023 and foreign tax credits which expire in varying amounts in the years 2005 through 2008.

Liquidity and Capital Resources

Our need for liquidity during the next 12 months will arise primarily from the refinancing of our senior credit facility (“Facility”) and our convertible subordinated notes (“Convertible Notes”) shortly thereafter and funding for capital expenditures. The Facility, which matures on December 14, 2003, is extendable, by its terms, to November 15, 2006, provided we have completed the repurchase or refinancing of our Convertible Notes, effectively accelerating the maturity of the Convertible Notes (see discussion below). We have historically financed our operations through internally generated funds and borrowings under our credit facilities. We anticipate that existing cash balances, availability under the Facility, cash generated from operations and an anticipated new financing will be sufficient to service existing debt and to meet our operating and capital requirements for the next 12 months. We have no mandatory payments of principal on the $200,000 of Senior Subordinated Notes outstanding prior to their final maturities in 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

We arranged for the Facility to efficiently fund letters of credit required as part of our self-insurance programs. Additionally, the Facility provides working capital during those periods when seasonality affects our cash flow. The outstanding balance on the Facility at the end of the fiscal quarter is a result of many factors including the amount of capital expenditures made and the seasonality of our business. We, as well as the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets resulting in a working capital deficit. As of May 19, 2003, our current ratio was 0.35 to 1.

The Facility permits borrowings of up to $100,000. As of May 19, 2003, we had $36,000 outstanding under our Facility, $50,342 outstanding on standby letters of credit and available borrowings of $13,658. In addition to a blanket lien, certain assets secure the Facility including all of our personal property assets and certain restaurant property deeds of trust with an estimated appraised value of $218,200. Borrowings bear interest at either the LIBOR rate plus an applicable margin or the Prime Rate plus an applicable margin, with interest due monthly. The applicable interest rate at May 19, 2003 is Prime Rate plus 2.0%, or 6.25% per annum. The agreement underlying the Facility includes certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets in the above described collateral pool, prepay certain debt, engage in a change of control transaction without the member banks’ consents, pay dividends, make investments or acquisitions and incur capital expenditures. Subject to the terms of the agreement, we can make capital expenditures of $50,000 per year, modified based on actual EBITDA and provided that $15,000 is available on the Facility at the time the expenditures are made. The full text of the contractual requirements imposed by this financing is set forth in the Fourth Amended and Restated Credit Agreement, and the amendment thereto, which were filed with the Securities and Exchange Commission. We were in compliance with such requirements as of May 19, 2003. On June 27, 2003, we amended the Facility to account for the writedown of Timber Lodge assets held for sale and to amend the minimum consolidated EBITDA requirement. Subject in certain instances to cure periods, the lenders under our Facility may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of our agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only if we are in default under the facility), our 9.125% senior subordinated notes (“Senior Notes”) due 2009 and the Convertible Notes may also become accelerated under certain circumstances and after all cure periods have expired.

The Convertible Notes, which are unsecured obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 4.25% per annum in semi-annual coupons due on each March 15 and September 15, with all outstanding principal due and payable in March 2004. We have the right to prepay the notes at any time for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium, as of May 19, 2003, is 0.708% of the principal amount redeemed. The full text of the contractual requirements imposed by this financing is set forth in the indenture, which was filed with the Securities and Exchange Commission. We were in compliance with such requirements as of May 19, 2003. Subject in certain instances to cure periods, the holders of the Convertible Notes may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the indenture, in the event of specified events of insolvency, or if other significant obligations are accelerated.

The Senior Notes, which are unsecured obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 9.125% per annum in semi-annual coupons due on each May 1 and November 1, with all outstanding principal due and payable May 1, 2009. We do not have the right to prepay the notes until May 1, 2004, at which time we may prepay the notes for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium from May 1, 2004 to May 1, 2005 is 4.56% of the principal amount redeemed, but reduces annually through 2007 at which point no premium is payable. The indenture includes certain restrictive covenants including our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, pay dividends, make investments, dispose of assets and make restricted payments. Restricted payments include certain loans, treasury stock repurchases and voluntary repurchases of outstanding debt. As of May 19, 2003, the remaining amount of permitted restricted payments is $28,567. The full text of the contractual requirements imposed by this financing is set forth in the indenture which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of May 19, 2003. Subject in certain instances to cure periods, the holders of the Convertible Subordinated Notes may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the indenture, in the event of specified events of insolvency, if we suffer certain adverse legal judgments or if other significant obligations are accelerated.

The terms of our significant financing agreements, the Facility, the Convertible Notes and the Senior Notes, are not dependent on any change in our credit rating. We believe the key company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

from operations, asset collateral bases and the level of equity capital of the company relative to the level of debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur and whether or not such indebtedness may be secured by any of our assets.

Because our bank indebtedness matures in advance of the maturity of the Convertible Notes, we may be obliged to incur additional indebtedness prior to the maturity of the Facility. Further, because of restrictions on voluntary prepayments of indebtedness under our indenture on our Senior Notes (see discussion above), we may be in a position where we are simultaneously incurring interest expense on the convertible debt and new debt for a period of time. Any new debt will be at a higher coupon rate than the present convertible debt’s coupon. Because of these circumstances, we expect to incur higher interest expense during fiscal 2004 than the prior year.

We are considering various strategies to address the maturation of the Convertible Notes. Strategies we may implement include obtaining new bank debt, a public debt offering, a restructuring of our existing convertible debt, the sale of restaurants, or some combination thereof. In the event that we are unable to successfully implement one or more of those options we may be required to sell additional restaurants, which may be at a loss, to raise sufficient funds to retire the debt. Those losses may be material and may have a significant negative impact on our operating results.

During the sixteen weeks ended May 19, 2003, cash provided by operating activities was $17,848. Cash used in investing activities during the sixteen weeks ended May 19, 2003, totaled $11,603, which principally consisted of purchases of property and equipment, which were partially offset by proceeds from the sale of property and equipment. Cash used in financing activities during the sixteen weeks ended May 19, 2003, totaled $4,914, which principally consisted of repayments of short-term debt.

Capital expenditures were:

		Sixteen weeks ended May 19, 2003
New restaurants (including restaurants under development)
	Carl’s Jr.	$1,433
	Hardee’s	805
	La Salsa	1,076
Remodels/Dual-branding (including construction in process)
	Carl’s Jr.	1,081
	Hardee’s	6,038
Other restaurant additions
	Carl’s Jr.	1,399
	Hardee’s	1,688
	La Salsa	717
	Timber Lodge	267
Corporate		841

Total		$15,345

As of May 19, 2003, we had remodeled 80% of the Hardee’s company-operated restaurants to the Star Hardee’s format and had installed charbroilers in 99% of the company-operated restaurants.

In an effort to improve operations we have relocated several of our corporate facilities. During 2002, we began relocating our executive headquarters to Santa Barbara, California. We entered into a five year agreement to lease the facility. During 2001, we relocated Hardee’s corporate offices to St. Louis, Missouri and entered into a five year agreement to lease a portion of the facility.

Contractual Obligations

We enter into purchasing contracts and pricing arrangements to control costs for commodities that are subject to price volatility. These arrangements result in unconditional purchase obligations (see further discussion regarding these obligations in “Item 3— Quantitative and Qualitative Disclosures About Market Risk”) which, as of May 19, 2003, totaled $32,937.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our $100,000 senior credit facility, of which $36,000 was outstanding and outstanding letters of credit were $50,342 as of May 19, 2003. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $863. The estimated reduction is based upon the outstanding balance of the Facility and assumes no change in the volume, index or composition of debt as in effect May 19, 2003. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

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

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

OTHER INFORMATION

Part II.    Other Information.

Item 1.    Legal Proceedings.

 None.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

EXHIBITS AND REPORTS ON FORM 8-K

Item 6.    Exhibits and Reports on Form 8-K

Exhibit #	Description

10.47.1	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of January 31, 2002 by and between the Company and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch (as successor in interest to Paribas, as Agent, and the Lenders party hereto, filed as Exhibit 10-47 to the Company’s Form 10-K Annual Report for the annual period ended January 31, 2002, and is hereby incorporated by reference.

12.1	Computation of Ratios

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350

(b)            Current Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC. (Registrant)

Date:	July 1, 2003	/s/ THEODORE ABAJIAN
Theodore Abajian Executive Vice President Chief Financial Officer

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 1, 2003	/s/ ANDREW F. PUZDER
Andrew F. Puzder Chief Executive Officer

* * *

CKE RESTAURANTS, INC. AND SUBSIDIARIES

EXHIBITS AND REPORTS ON FORM 8-K

I, Ted Abajian, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 1, 2003	/s/ THEODORE ABAJIAN
Theodore Abajian Chief Financial Officer