Form 10-Q
period 2003-08-11
CKE RESTAURANTS INC
filed 2003-09-17
CIK 919628

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended August 11, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______ .

Commission file number 1-11313

CKE RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0602639 (I.R.S. Employer Identification No.)

6307 Carpinteria Avenue, Ste. A, Carpinteria, CA (Address of Principal Executive Offices)	93013 (Zip Code)

Registrant’s telephone number, including area code: (805) 745-7500

Former Name, Former Address and Former Fiscal Year, if changed since last report.
3916 State Street, Ste. 300 Santa Barbara, CA 93105

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

     As of September 10, 2003, 57,595,063 shares of the Registrant’s Common Stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	August 11, 2003	January 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$22,396	$18,440
Accounts receivable, net	34,387	40,593
Related party trade receivables	5,314	5,106
Inventories	20,235	19,224
Prepaid expenses	11,367	16,325
Assets held for sale	16,250	21,170
Other current assets	1,514	1,492

Total current assets	111,463	122,350
Notes receivable	4,062	3,891
Property and equipment, net	536,228	553,325
Property under capital leases, net	54,884	59,014
Goodwill	56,708	56,708
Other assets	43,368	48,185

Total assets	$806,713	$843,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness	$8,500	$25,000
Convertible subordinated notes	122,319	122,319
Current portion of capital lease obligations	8,817	9,782
Accounts payable	43,855	56,968
Other current liabilities	104,998	102,052

Total current liabilities	288,489	316,121
Capital lease obligations, less current portion	58,006	62,518
Senior subordinated notes	200,000	200,000
Other long-term liabilities	65,144	71,260

Total liabilities	611,639	649,899

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 59,175,000 and 58,868,000 shares at August 11, 2003 and January 31, 2003, respectively	592	589
Additional paid-in capital	464,532	463,474
Non-employee director and officer notes receivable	(2,530)	(2,530)
Accumulated deficit	(257,114)	(257,553)
Treasury stock at cost, 1,585,000 shares	(10,406)	(10,406)

Total stockholders’ equity	195,074	193,574

Total liabilities and stockholders’ equity	$806,713	$843,473

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended

	August 11, 2003	August 12, 2002	August 11, 2003	August 12, 2002
Revenue:
Company-operated restaurants	$271,168	$267,430	$610,210	$611,279
Franchised and licensed restaurants and other	62,551	60,141	143,067	140,690

Total revenue	333,719	327,571	753,277	751,969

Operating costs and expenses:
Restaurant operations:
Food and packaging	80,852	76,012	180,949	175,814
Payroll and other employee benefit expenses	84,909	85,601	197,544	196,163
Occupancy and other operating expenses	61,870	57,145	140,891	131,650

	227,631	218,758	519,384	503,627
Franchised and licensed restaurants and other	48,507	45,802	113,413	107,456
Advertising expenses	16,571	16,788	37,584	38,761
General and administrative expenses	24,804	26,624	56,162	60,398
Facility action charges, net	831	2,075	1,893	5,062

Total operating costs and expenses	318,344	310,047	728,436	715,304

Operating income	15,375	17,524	24,841	36,665
Interest expense	(9,024)	(9,660)	(21,202)	(22,733)
Other income (expense), net	228	3,696	(410)	7,902

Income before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	6,579	11,560	3,229	21,834
Income tax expense (benefit)	370	572	723	(2,128)

Income from continuing operations	6,209	10,988	2,506	23,962
Income (loss) from operations of discontinued segment (net of income tax expense (benefit) of $(25), $11, $(26) and $4 for the twelve weeks ended August 11, 2003, the twelve weeks ended August 12, 2002, the twenty-eight weeks ended August 11, 2003 and the twenty-eight weeks ended August 12, 2002, respectively)	46	(215)	(2,067)	(16)

Income before cumulative effect of accounting change for goodwill	6,255	10,773	439	23,946
Cumulative effect of accounting change for goodwill	—	—	—	(175,780)

Net income (loss)	$6,255	$10,773	$439	$(151,834)

Basic income (loss) per common share:
Continuing operations	$0.11	$0.19	$0.04	$0.43
Discontinued operations (including loss on discontinued segment)	—	—	(0.03)	—

Income before cumulative effect of accounting change for goodwill	0.11	0.19	0.01	0.43
Cumulative effect of accounting change for goodwill	—	—	—	(3.13)

Net income (loss)	$0.11	$0.19	$0.01	$(2.70)

Diluted income (loss) per common share:
Continuing operations	$0.10	$0.18	$0.04	$0.41
Discontinued operations (including loss on discontinued segment)	—	—	(0.03)	—

Income before cumulative effect of accounting change for goodwill	0.10	0.18	0.01	0.41
Cumulative effect of accounting change for goodwill	—	—	—	(3.02)

Net income (loss)	$0.10	$0.18	$0.01	$(2.61)

Weighted-average common shares outstanding:
Basic	59,152	57,240	59,059	56,275
Dilutive effect of stock options	1,105	1,895	942	1,971

Diluted	60,257	59,135	60,001	58,246

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended August 11, 2003

	Common Stock					Treasury Stock

				Non-
				Employee
			Additional	Director and				Total
	Number of		Paid-In	Officer Notes	Accumulated	Number of		Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Shares	Amount	Equity

Balance at January 31, 2003	58,868	$589	$463,474	$(2,530)	$(257,553)	(1,585)	$(10,406)	$193,574
Exercise of stock options	307	3	1,058	—	—	—	—	1,061
Net income	—	—	—	—	439	—	—	439

Balance at August 11, 2003	59,175	$592	$464,532	$(2,530)	$(257,114)	(1,585)	$(10,406)	$195,074

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended

	August 11, 2003	August 12, 2002

Net cash flow from operating activities:
Net income (loss)	$439	$(151,834)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding effects of acquisition in 2002):
Cumulative effect of accounting change for goodwill	—	175,780
Depreciation and amortization	34,068	33,613
Amortization of loan fees included in interest expense	2,536	2,165
Provision (recovery) for losses on accounts and notes receivable	2,094	(239)
Gain (loss) on investments, sale of property and equipment, capital leases and extinguishment of debt	89	(6,497)
Facility action charges, net	1,893	5,062
Other non-cash items	(160)	426
Income tax refund accrued	—	(3,721)
Change in estimated liability for closing restaurants, estimated liability for self-insurance and other long-term liabilities	(5,802)	(10,316)
Income tax refund received	639	7,021
Net change in accounts receivable, inventories, prepaid expenses and other current assets	5,820	673
Net change in accounts payable and other current liabilities	2,357	13,517
Net loss from discontinued operations	2,067	16
Cash used by discontinued operations	(216)	(1,907)

Net cash provided by operating activities	45,824	63,759

Cash flow from investing activities:
Purchases of property and equipment	(23,157)	(27,263)
Proceeds from sale of:
Marketable securities and long-term investments	—	5,760
Property and equipment	9,243	12,441
Collections on notes receivable and related party receivables	1,203	1,908
Cash of subsidiary in property held for sale	—	1,087
Net change in other assets	939	(650)

Net cash used in investing activities	(11,772)	(6,717)

Cash flow from financing activities:
Net change in bank overdraft	(8,661)	(11,050)
Long-term borrowings	149,500	74,500
Repayments of long-term debt	(166,000)	(98,196)
Repayments of capital lease obligations	(5,477)	(5,635)
Repayments of non-employee director and officer notes receivable	—	1,554
Payment of deferred financing costs	(42)	(5,159)
Net change in other long-term liabilities	(477)	2,257
Exercise of stock options	1,061	1,293

Net cash used in financing activities	(30,096)	(40,436)

Net increase in cash and cash equivalents	3,956	16,606
Cash and cash equivalents at beginning of period	18,440	24,642

Cash and cash equivalents at end of period	$22,396	$41,248

Supplemental disclosures of cash flow information:
Cash (paid) received during the period for:
Interest	$(17,973)	$(19,301)

Income taxes	$(282)	$7,021

Non-cash investing and financing activities:
Deferred gain on sale and leaseback transactions	$162	$66

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE (1) BASIS OF PRESENTATION

CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, The Green Burrito® (“Green Burrito”) and La Salsa Fresh Mexican Grill® (“La Salsa”) concepts. Carl’s Jr. restaurants are primarily located in the Western United States, predominantly in California. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-brand Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California. As of August 11, 2003, the Company’s system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Company-operated	442	729	60	4	1,235
Franchised and licensed	558	1,425	40	17	2,040

Total	1,000	2,154	100	21	3,275

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

For purposes of the following pro forma disclosures required by SFAS 148 and SFAS 123, the fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The assumptions used for grants in the twelve week and twenty-eight week periods ended August 11, 2003 and August 12, 2002 are as follows:

	August 11, 2003	August 12, 2002

Annual dividends	$—	$—
Expected volatility	55.2%	73.4%
Risk-free interest rate (matched to the expected term of the outstanding option)	3.88%	3.88%
Expected life of all options outstanding (years)	5.46	5.46
Weighted-average fair value of each option granted	$3.07	$5.79

The following table reconciles reported net income (loss) to pro forma net income (loss) assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123:

	Twelve Weeks Ended

	August 11, 2003	August 12, 2002

Net income, as reported	$6,255	$10,773
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(598)	(495)

Net income — pro forma	$5,657	$10,278

Income per common share:
Basic — as reported	$0.11	$0.19
Basic — pro forma	$0.10	$0.18
Diluted — as reported	$0.10	$0.18
Diluted — pro forma	$0.09	$0.17

	Twenty-eight Weeks Ended

	August 11, 2003	August 12, 2002

Net income (loss), as reported	$439	$(151,834)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,232)	(1,392)

Net loss — pro forma	$(793)	$(153,226)

Income (loss) per common share:
Basic — as reported	$0.01	$(2.70)
Basic — pro forma	$(0.01)	$(2.72)
Diluted — as reported	$0.01	$(2.61)
Diluted — pro forma	$(0.01)	$(2.63)

NOTE (2) ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

During the first quarter of fiscal 2004, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses the financial accounting and reporting for obligations related to the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of fiscal 2004, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections (“SFAS 145”). As permitted, the Company had previously implemented the provisions of SFAS 145 regarding debt extinguishment in the first quarter of fiscal 2003. SFAS 145 eliminates the classification of debt extinguishment activity as extraordinary items, eliminates inconsistencies in lease modification treatment and makes various technical corrections or clarifications of other existing authoritative pronouncements. The adoption of SFAS 145 did not have a material effect on the Company’s consolidated financial statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

During the first quarter of fiscal 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that companies that have a controlling financial interest in another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 provisions must be applied to applicable variable interest entities created before February 1, 2003 from the beginning of the Companies third quarter of 2004. Where it is reasonably possible that the company will consolidate or disclose information about a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. The Company has not yet determined if it will be required to consolidate any of its franchise arrangements under FIN 46 and the effect FIN 46 may have on the Company’s consolidated financial statements.

The Company utilizes various advertising funds (“Funds”) to administer its advertising programs. These Funds receive cash contributions from franchisees, as well as the Company, to be used for mutually beneficial marketing programs. The Company is evaluating the impact of FIN 46 on its financial statements, including the classification of these Funds under FIN 46. The Company has determined that the consolidation of the Funds is appropriate under FIN 46. The Company has not yet determined the impact of the consolidation of the Funds, however the Company does not expect the consolidation of the Funds to have a material impact on its results of operations.

During the first quarter of fiscal 2004, the Company adopted Emerging Issues Task Force No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor (“EITF 02-16”). EITF 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor and is effective for transactions entered into or modified after December 31, 2002. The Company’s initial adoption of EITF 02-16 did not have a material impact on the Company’s consolidated financial statements.

NOTE (3) ACQUISITIONS

On March 1, 2002, the Company acquired Santa Barbara Restaurant Group, Inc. (“SBRG”). SBRG owns, operates and franchises the Green Burrito, La Salsa and Timber Lodge restaurant chains. Through the Company’s dual-branding relationship with GB Franchise Corporation, an indirect wholly-owned subsidiary of SBRG, Carl’s Jr. had been SBRG’s largest franchisee. The Company acquired SBRG for strategic purposes, which included gaining control of the Green Burrito brand, eliminating the payment of royalties on franchised Green Burrito restaurants, investing in the fast-casual segment, which is an emerging competitor to the quick-service restaurant segment, and providing the Company with a growth opportunity in the “Fresh Mex” segment with La Salsa. The results of operations of SBRG are included in the operating results for the twelve week and twenty-eight week periods ended August 11, 2003, the twelve week period ended August 12, 2002 and the period from March 1, 2002 (date of acquisition) through August 12, 2002. The purchase price consisted of 6,352,000 shares of the Company’s common stock valued at $78,815 as of the closing, plus transaction costs of $1,465.

The final allocation of the purchase price to the assets acquired, including the goodwill and liabilities assumed in the acquisition of SBRG are as follows:

			Final
	Initial Purchase Price	Adjustments to the	Purchase Price
	Allocation	Initial Allocation	Allocation

Current assets	$5,173	$(2,099)	$3,074
Property and equipment	33,722	(22,699)	11,023
Goodwill	32,225	12,504	44,729
Net assets held for sale	—	9,835	9,835
Other assets	30,566	(6,784)	23,782

Total assets acquired	101,686	(9,243)	92,443

Current liabilities	13,141	(7,670)	5,471
Long-term debt, excluding current portion	6,500	—	6,500
Other long-term liabilities	2,230	(2,038)	192

Total liabilities assumed	21,871	(9,708)	12,163

Net assets acquired	$79,815	$465	$80,280

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The Company has made adjustments to the initial purchase price allocation, the impact of which was immaterial to the Company’s results of operations, as follows:

Increase in assets held for sale due to plan to divest Timber Lodge	$9,835
Decrease in property and equipment due to adjustments for capital leases, leasehold improvements, other property and equipment, and reclass to assets held for sale	(22,699)
Decrease in current assets due to reclassification to assets held for sale	(2,099)
Decrease in other assets due to adjustments for prepaid expenses and assets held for sale	(6,784)
Increase in goodwill due to adjustments listed above	12,504
Decrease in current liabilities due to adjustments for leases at Timber Lodge and reclassification to assets held for sale	7,670
Decrease in other long-term liabilities due to adjustments to record additional estimated liabilities for closing restaurants and reclass to assets held for sale	2,038

Change in purchase price	$465

The Company acquired identifiable intangible assets as a result of the acquisition of SBRG. The intangible assets acquired, included in other assets above, excluding goodwill, are classified and valued as follows:

				Adjustments to
				the Initial
	Amortization		Initial Balance Sheet	Balance Sheet	Final Balance
Intangible Asset	Period		Allocation	Allocation	Sheet Allocation

Trademarks	20	years	$17,000	$171	$17,171
Franchise agreements	20	years	1,700	80	1,780
Favorable leases	6 to 15	years	9,600	(6,468)	3,132
Other intangible assets	20	years	46	(46)	—

Total intangible assets acquired			$28,346	$(6,263)	$22,083

Amortization expense related to identifiable intangible assets acquired as a result of the acquisition of SBRG was approximately $357, $752, $413 and $413 for the twelve week and twenty-eight week periods ended August 11, 2003, the twelve week period ended August 12, 2002 and the period from March 1, 2002 (the date of acquisition) through August 12, 2002, respectively.

Selected unaudited pro forma combined results of operations for the twenty-eight weeks ended August 12, 2002, assuming the SBRG acquisition occurred on January 30, 2002, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, are as follows:

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Twenty-eight Weeks Ended
August 12, 2002

Total revenue	$753,310

Income from continuing operations	$22,907
Loss from discontinued operations	(170)

Income before cumulative effect of accounting change for goodwill	22,737
Cumulative effect of accounting change for goodwill	(175,780)

Net loss	$(153,043)

Basic income (loss) per common share:
Income from continuing operations	$0.40
Loss from discontinued operations	—

Income before cumulative effect of accounting change for goodwill	0.40
Cumulative effect of accounting change for goodwill	(3.09)

Net loss	$(2.69)

Diluted income (loss) per common share:
Income from continuing operations	$0.38
Loss from discontinued operations	—

Income before cumulative effect of accounting change for goodwill	0.38
Cumulative effect of accounting change for goodwill	(2.98)

Net loss	$(2.60)

Weighted-average common shares outstanding:
Basic	56,926
Dilutive effect of stock options and awards	1,971

Diluted	58,897

NOTE (4) INDEBTEDNESS AND RELATED INTEREST EXPENSE

The Company’s senior credit facility (“Facility”) consists of a $100,000 revolving credit facility, which includes a $75,000 letter of credit sub-facility. The Facility has a maturity date of December 14, 2003, extendable to November 15, 2006, provided the Company is able to refinance its convertible subordinated notes, which are due in March 2004, prior to December 14, 2003. As of August 11, 2003, the total cash borrowings outstanding under the Facility were $8,500, outstanding letters of credit were $49,552 and the availability was $41,948. On July 8, 2002, the Company amended the Facility to, among other things, allow it to use the proceeds received from its sale of the common stock of Checkers Drive-In Restaurants, Inc. (“Checkers”) to repurchase its convertible subordinated notes. On October 18, 2002, the Company again amended the Facility to allow it to repurchase an additional $15,000 of convertible subordinated notes. On June 27, 2003, the Company amended the Facility to exclude any additional writedown of Timber Lodge assets held for sale, as further discussed in Note 8, and to amend the minimum consolidated EBITDA requirements through maturity. During the twelve weeks ended August 12, 2002 the Company repurchased $6,143 (face value) of convertible notes for $5,700 (including accrued interest) at various prices ranging from $90.50 to $91.50. Those transactions resulted in the recognition of a gain on the retirement of debt of $537.

During the twenty-eight weeks ended August 12, 2002, the Company repurchased $17,196 (face value) of convertible notes for $15,699 (including accrued interest) at various prices ranging from $87.25 to $91.50. Those transactions resulted in the recognition of a gain on the retirement of debt in the amount of $1,715.

Gains on the retirement of debt are recorded as other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

     Interest expense consists of the following:

	Twelve Weeks Ended		Twenty-eight Weeks Ended

	August 11, 2003	August 12, 2002	August 11, 2003	August 12, 2002

Senior credit facility	$233	$371	$715	$1,382
Senior subordinated notes	4,212	4,212	9,827	9,827
Capital lease obligations	1,812	2,051	4,228	4,827
Convertible subordinated notes	1,200	1,562	2,800	3,644
Amortization of loan fees	1,091	683	2,504	1,177
Other	476	781	1,128	1,876

Total interest expense	$9,024	$9,660	$21,202	$22,733

NOTE (5) FACILITY ACTION CHARGES, NET

In late fiscal 2000, the Company embarked on a refranchising initiative to reduce outstanding borrowings under the Facility, as well as to increase the number of franchise-operated restaurants. In addition, the Company identified and closed under-performing restaurants. The results of these strategies have caused the following transactions to be recorded in the Condensed Consolidated Financial Statements as facility action charges, net:

(i)	impairment of long-lived assets for restaurants the Company closes;

(ii)	impairment of long-lived assets for restaurants with net asset values in excess of estimated fair value;

(iii)	restaurant closure costs (primarily reflecting the estimated liability to terminate leases); and

(iv)	gains (losses) on the sale of restaurants and surplus properties.

On a quarterly basis, the Company evaluates the adequacy of its estimated liability for closing restaurants and subsidizing restaurant lease payments to franchisees and modifies the assumptions used based on actual results from selling surplus properties and terminating leases, and estimated property values obtained from a third-party real estate broker (a related party). The Company closed one Hardee’s and one Carl’s Jr. company-operated restaurants during the twelve weeks ended August 11, 2003. The Company closed four Hardee’s, two La Salsa company-operated restaurants and one Carl’s Jr. company-operated restaurants during the twenty-eight weeks ended August 11, 2003. During the twelve weeks ended August 11, 2003, the Company identified five Hardee’s restaurants that it believed it should continue operating, but whose estimated fair value (based on projected cash flows from operations – see discussion of Impairment of Property and Equipment Held and Used, for Sale or to be Disposed of Other than by Sale) did not support the related net asset values and, accordingly, an impairment charge in the amount of $ 722 was recorded.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The components of facility action charges, net are as follows:

	Twelve Weeks Ended		Twenty-eight Weeks Ended

	August 11, 2003	August 12, 2002	August 11, 2003	August 12, 2002

Hardee’s
(Decrease) increase in estimated liability for closing restaurants and subsidizing lease payments for franchisees	$(1,152)	$311	$(2,044)	$602
Impairment of assets to be disposed of	2,085	1,082	3,315	1,826
Impairment of assets to be held and used	732	534	854	2,864
Gain on sales of restaurants and surplus properties, net	(920)	(936)	(655)	(2,695)
Amortization of discount related to estimated liability for closing restaurants	548	520	1,279	1,212

	1,293	1,511	2,749	3,809

Carl’s Jr.
(Decrease) increase in estimated liability for closing restaurants and subsidizing lease payments for franchisees	(245)	173	(231)	186
Impairment of assets to be disposed of	—	478	—	478
Impairment of assets to be held and used	—	344	562	641
Gain on sales of restaurants and surplus properties, net	(461)	(524)	(829)	(269)
Amortization of discount related to estimated liability for closing restaurants	73	93	195	217

	(633)	564	(303)	1,253

Other
Decrease in estimated liability for closing restaurants	(191)	—	(846)	—
Impairment of assets to be held and used	429	—	429	—
Gain on sales of restaurants and surplus properties, net	(67)	—	(136)	—

	171	—	(553)	—

Total
(Decrease) increase in estimated liability for closing restaurants and subsidizing lease payments to franchisees	(1,588)	484	(3,121)	788
Impairment of assets to be disposed of	2,085	1,560	3,315	2,304
Impairment of assets to be held and used	1,161	878	1,845	3,505
Gain on sales of restaurants and surplus properties, net	(1,448)	(1,460)	(1,620)	(2,964)
Amortization of discount related to estimated liability for closing restaurants	621	613	1,474	1,429

	$831	$2,075	$1,893	$5,062

The following table is a summary of the activity in the estimated liability for closing restaurants:

Balance at January 31, 2003	$36,390
New decisions	448
Usage	(7,776)
Favorable dispositions of leased surplus properties	(3,569)
Discount amortization	1,474

Balance at August 11, 2003	26,967
Less current portion, included in Other Liabilities	14,101

Long-term portion, included in Other Long-term Liabilities	$12,866

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The following table summarizes sales and operating losses related to the restaurants the Company decided to close, or was required to close, during the current quarter.

	Twelve Weeks Ended		Twenty-eight Weeks Ended

	August 11, 2003	August 12, 2002	August 11, 2003	August 12, 2002

Sales
Hardee’s	$41	$541	$465	$1,261
Carl’s Jr.	$39	$99	$240	$321
Operating loss
Hardee’s	$(47)	$(81)	$(199)	$(130)
Carl’s Jr.	$(35)	$(32)	$(47)	$(27)

NOTE (6) INCOME (LOSS) PER SHARE

The Company presents “basic” income or loss per share, which represents net income or loss divided by the weighted average shares outstanding excluding all potentially dilutive common shares, and “diluted” income or loss per share reflecting the effect of all potentially dilutive common shares. Potentially dilutive common shares are considered in the computation of the fiscal 2003 diluted net loss per share because they are dilutive to income before the cumulative effect of accounting change for goodwill.

For the twelve weeks ended August 11, 2003 and August 12, 2002, 2,791,000 and 3,400,000 shares, respectively, relating to the possible conversion of convertible subordinated notes, were not included in the computation of diluted income or loss per share as their effect would have been anti-dilutive. For the twelve weeks ended August 11, 2003 and August 12, 2002, 4,870,000 and 3,600,000 options, respectively, relating to the possible exercise of stock options granted, were not included in the computation of diluted income or loss per share as their effect would have been anti-dilutive. For the twelve weeks ended August 11, 2003 and August 12, 2002, 982,000 shares, relating to the possible exercise of stock warrants granted, were not included in the computation of diluted income or loss per share as their effect would have been anti-dilutive.

For the twenty-eight weeks ended August 11, 2003 and August 12, 2002, 2,791,000 and 3,400,000 shares, respectively, relating to the possible conversion of convertible subordinated notes, were not included in the computation of diluted income or loss per share as their effect would have been anti-dilutive. For the twenty-eight weeks ended August 11, 2003 and August 12, 2002, 4,901,000 and 3,600,000 options, respectively, relating to the possible exercise of stock options granted, were not included in the computation of diluted income or loss per share as their effect would have been anti-dilutive. For the twenty-eight weeks ended August 11, 2003 and the period March 1, 2002 to August 12, 2002, 982,000 shares, relating to the possible exercise of stock warrants granted, were not included in the computation of diluted income or loss per share as their effect would have been anti-dilutive.

NOTE (7) SEGMENT INFORMATION

The Company principally is engaged in developing, operating and franchising its Carl’s Jr., Hardee’s and La Salsa quick-service restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to the senior and convertible notes, as well as the credit facility, is allocated to Hardee’s based on the use of funds. Certain amounts that the Company does not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 27, 2003).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Twelve Weeks Ended	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

August 11, 2003
Revenue	$168,301	$154,198	$10,832	$388	$333,719
Operating income (loss)	15,672	(231)	17	(83)	15,375
Interest expense	1,345	7,726	(32)	(15)	9,024
Total assets	268,154	451,621	68,741	18,197	806,713
Capital expenditures	1,779	3,012	1,820	1,484	8,095
Depreciation and amortization	5,611	8,294	863	44	14,812

August 12, 2002
Revenue	$162,589	$153,711	$10,809	$462	$327,571
Operating income (loss)	16,184	1,225	232	(117)	17,524
Interest expense	1,436	8,220	4	—	9,660
Total assets (as of January 31, 2003)	299,522	473,095	45,091	25,765	843,473
Capital expenditures	3,347	8,479	1,567	562	13,955
Depreciation and amortization	5,861	7,828	845	76	14,610

Twenty-eight Weeks Ended	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

August 11, 2003
Revenue	$387,024	$341,335	$23,971	$947	$753,277
Operating income (loss)	34,034	(9,475)	(170)	452	24,841
Interest expense	2,880	18,357	27	(62)	21,202
Total assets	268,154	451,621	68,741	18,197	806,713
Capital expenditures	5,737	11,639	3,613	2,168	23,157
Depreciation and amortization	13,377	18,680	1,913	98	34,068

August 12, 2002
Revenue	$379,973	$331,177	$19,849	$20,970	$751,969
Operating income (loss)	34,918	1,304	524	(81)	36,665
Interest expense	3,542	19,187	4	—	22,733
Total assets (as of January 31, 2003)	299,522	473,095	45,091	25,765	843,473
Capital expenditures	5,717	17,548	2,030	2,446	27,741
Depreciation and amortization	14,058	18,191	1,278	86	33,613

NOTE (8) NET ASSETS HELD FOR SALE

The Company has made the decision to divest Timber Lodge as the concept does not fit with its core concepts of quick-service and fast-casual restaurants. During the first quarter of fiscal 2004, the Company received an offer to purchase Timber Lodge in a transaction that would generate net proceeds of approximately $10,000. We continue to negotiate with the interested party. We are currently evaluating our plans for Timber Lodge, including an assessment of whether to continue active efforts to divest. Net assets held for sale consisted of the following at August 11, 2003:

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

ASSETS
Current assets	$909
Property and equipment, net	8,927
Other assets	6,414

Total assets	$16,250

LIABILITIES
Current liabilities	$5,083
Other long-term liabilities	1,628

Total liabilities (included in other current liabilities in the Company’s Condensed Consolidated Balance Sheet)	$6,711

Excess assets over liabilities	$9,539

     The operating results of Timber Lodge included in the Condensed Consolidated Statements of Operations as discontinued operations are as follows:

	Twelve Weeks Ended		Twenty-eight	Period from
			Weeks Ended	March 1, 2002 to
	August 11, 2003	August 12, 2002	August 11, 2003	August 12, 2002

Revenue	$9,059	$9,650	$23,297	$19,733

Operating income (loss)	$14	$(201)	$(778)	$28
Interest expense	11	31	24	60
Other income (expense), net Loss on discontinuance of segment	—	—	(1,421)	—
Other, net	18	6	130	20
Income tax expense (benefit)	(25)	(11)	(26)	4

Net income (loss)	$46	$(215)	$(2,067)	$(16)

NOTE (9) RELATED PARTY TRANSACTIONS

As previously disclosed, in the past we have made relocation loans to officers of the Company, and we occasionally make relocation loans to other employees (excluding officers and directors). Relocation loans are forgiven over time if the employee remains an employee of the Company for a specific term, typically three to five years. As of August 11, 2003, there were six relocation loans outstanding with an aggregate balance of $197. For the twelve weeks ended August 11, 2003, the amount forgiven, including interest, for all such employees was approximately $34. During the twenty-eight weeks ended August 11, 2003, the amount forgiven, including interest for all such employees was approximately $130. Additionally, one outstanding loan in the amount of $64 was repaid in cash during the twenty-eight weeks ended August 11, 2003.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE (10) OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Twelve Weeks Ended		Twenty-eight Weeks Ended

	August 11, 2003	August 12, 2002	August 11, 2003	August 12, 2002

Gain on the sale of Checkers stock	$—	$3,159	$—	$5,825
Gain on the repurchase of convertible subordinated notes	—	537	—	1,715
Other	228	—	(410)	362

Total other income (expense), net	$228	$3,696	$(410)	$7,902

NOTE (11) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated for the full fiscal year.

For the twelve weeks and twenty-eight weeks ended August 11, 2003, the Company recorded an income tax expense of $370 and $723, respectively, which consisted of minimum state franchise taxes and foreign taxes.

During the twelve weeks and twenty-eight weeks ended August 12, 2002, the Company recorded income tax expense of $572 and an income tax benefit of $2,128, respectively. The year-to-date income tax benefit was a result of changes in existing tax laws whereby the Company was allowed to carry back certain operating losses for prior years in which the Company had taxable income.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Safe Harbor Disclosure

CKE Restaurants, Inc. and its Subsidiaries (collectively referred to as the “Company”) is comprised of the worldwide operations of Carl’s Jr., Hardee’s, La Salsa Fresh Mexican Grill (“La Salsa”), and The Green Burrito (“Green Burrito”), which is primarily operated as a dual-brand concept with Carl’s Jr. quick-service restaurants. The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 27, 2003 (collectively, the “2003 Financial Statements”). All note references herein refer to the accompanying notes to Condensed Consolidated Financial Statements (“Financial Statements”).

Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals, and operating performance that are based on management’s current beliefs and assumptions. Such statements are subject to risks and uncertainties. Factors that could cause the Company’s results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding the Company’s products, effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in the Company’s suppliers’ ability to provide quality and timely products to the Company, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of the Company’s franchisees, franchisees’ willingness to participate in our strategy, availability of financing for the Company and its franchisees, unfavorable outcomes on litigation, changes in accounting policies and practices, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designed for development, and other factors as discussed in the Company’s filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

New Accounting Pronouncements Not Yet Adopted

See Note (12) of Notes to Condensed Consolidated Financial Statements.

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

For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Our most significant accounting policies require:

•	estimation of future cash flows used to assess the recoverability of long-lived assets, assess the recoverability of goodwill, and establish the estimated liability for closing restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation and fire and general liability insurance programs;

•	determination of appropriate estimated liabilities for litigation;

•	determination of the appropriate allowances associated with franchise and license receivables and estimated liabilities for franchise subleases; and

•	estimation of our net deferred income tax asset valuation allowance.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Descriptions of these critical accounting policies follow.

Impairment of Property and Equipment Held and Used, Held for Sale or To Be Disposed of Other Than By Sale

Each quarter we evaluate the carrying value of individual restaurants when the operating results have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or a current expectation that a restaurant will be sold or otherwise disposed of before the end of its previously estimated useful life. In making these judgments, we consider the period of time since the restaurant was opened or remodeled, and the trend of operations and expectations for future sales growth. For restaurants selected for review, we estimate the future estimated cash flows from operating the restaurant over its estimated useful life. We make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales. We employ a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales and related estimated useful life. A material accounting judgment is the estimated useful life. In general, in expected same-store sales scenarios where sales are not expected to increase, we generally assume a shorter than previously estimated useful life. Quarterly, we update our model for estimating future cash flows based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans, and other relevant information. In prior fiscal years, because we were significantly engaged in refranchising restaurants to generate cash to repay bank indebtedness, we had assumed, in some cases, estimated lives that were less than the estimated useful life for certain restaurants. As our financial position has improved such that refranchising activities are unnecessary, we estimated cash flows over their remaining estimated useful life of the restaurants. Additionally, commencing with the second quarter of fiscal 2003, we reduced the probability weighting for the occurrence of future same-store sales from the higher end of our strategic business plan in light of our current same-store sales results. As the operations of restaurants opened or remodeled in recent years progress to the point that their profitability and future prospects can adequately be evaluated, additional restaurants will become subject to review and the possibility that impairments exist. Most likely, this would arise in new markets the Company expanded into in recent years. As described above, same-store sales are the key indicator used to estimate future cash flow for evaluating recoverability. To provide a sensitivity analysis of the impairment that could arise were the actual same-store sales of all mature restaurants we owned to grow at only the assumed rate of inflation for our operating costs (same-store sales sensitivity), for no real growth, the aggregate additional impairment loss would be approximately $11,298. The inflation rate assumed in making this calculation is 2.0% for both revenue and expenses.

Additionally, restaurants are operated for three years before we test them for impairment. Restaurants are also not tested for three years following a major remodel. We believe this provides the restaurant sufficient time to establish its presence in the market and build a customer base. If we were to test all restaurants for impairment without regard to the amount of time the restaurants were operating, the total asset impairment would increase substantially. Assuming all restaurants were tested under the same assumptions described above (time open sensitivity), we would be required to record additional impairment losses of approximately $15,211.

The following tables summarize the sensitivity analysis, as classified by positive or negative cash flow during the trailing thirteen periods, for both same-store sales sensitivity and time open sensitivity:

Carl’s Jr.
	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test

Same-store sales sensitivity
Positive cash flow this quarter	$86,385	344	$—
Negative cash flow this quarter	10,664	33	3,090

	97,049	377	3,090

Time open sensitivity
Positive cash flow this quarter	14,674	23	—
Negative cash flow this quarter	8,434	42	2,165

	23,108	65	2,165

Total
Positive cash flow this quarter	101,059	367	—
Negative cash flow this quarter	19,098	75	5,255

	$120,157	442	$5,255

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Hardee’s
	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test

Same-store sales sensitivity
Positive cash flow this quarter	$136,505	280	$615
Negative cash flow this quarter	35,820	93	7,593

	172,325	373	8,208

Time open sensitivity
Positive cash flow this quarter	99,091	201	793
Negative cash flow this quarter	36,407	155	11,572

	135,498	356	12,365

Total
Positive cash flow this quarter	235,596	481	1,408
Negative cash flow this quarter	72,227	248	19,165

	$307,823	729	$20,573

La Salsa
	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test

Same-store sales sensitivity
Positive cash flow this quarter	$5,262	41	$—
Negative cash flow this quarter	330	2	—

	5,592	43	—

Time open sensitivity
Positive cash flow this quarter	1,784	8	—
Negative cash flow this quarter	1,114	9	681

	2,898	17	681

Total
Positive cash flow this quarter	7,046	49	—
Negative cash flow this quarter	1,444	11	681

	$8,490	60	$681

Core Concepts Combined
	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test

Same-store sales sensitivity
Positive cash flow this quarter	$228,152	665	$615
Negative cash flow this quarter	46,814	128	10,683

	274,966	793	11,298

Time open sensitivity
Positive cash flow this quarter	115,549	232	793
Negative cash flow this quarter	45,955	206	14,418

	161,504	438	15,211

Total
Positive cash flow this quarter	343,701	897	1,408
Negative cash flow this quarter	92,769	334	25,101

	$436,470	1,231	$26,509

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Impairment of Goodwill

At the reporting unit level, which is the individual brand level for us, goodwill is tested for impairment at least annually, and on an interim basis if an event or circumstance indicates that it is more likely than not an impairment may have occurred. The impairment, if any, is measured based on the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other restaurant brands. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we generally use the assumptions in our strategic plan for items such as same-store sales growth rates and the discount rate we consider to be the market discount rate for acquisitions of restaurant companies and brands.

If our assumptions used in performing the impairment test prove insufficient, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. We perform our annual impairment test during the first quarter of each fiscal year. During the first quarter of fiscal year 2004, we engaged an outside party to assist us in performing a valuation of the La Salsa and Carl’s Jr. brands. As a result, we concluded that the current value of the goodwill associated with La Salsa exceeds the carrying value of that goodwill. Accordingly, no impairment charge was required. Additionally, we concluded that the current value of the goodwill of Carl’s Jr. exceeded the carrying value and no impairment charge was recorded. During the first quarter of fiscal year 2003, we engaged an outside party to assist us in performing a valuation of the Hardee’s brand, through which we concluded that the current value of the goodwill associated with the acquisition of Hardee’s was $0. Accordingly, we recorded a transitional impairment charge to write-off all of the goodwill related to the Hardee’s brand of $175,780. As of August 11, 2003, we have $56,708 in goodwill recorded on the balance sheet, $34,059 and $22,649 related to La Salsa and Carl’s Jr., respectively.

We regularly evaluate under-performing restaurants to determine the likelihood we can return them to profitability. In the event that we determine we cannot return an under-performing restaurant to an acceptable level of profitability, we close the restaurant (absent any contractual restrictions preventing us from doing so). We believe the potential closing of any restaurants currently identified as under-performing would not have a material impact on the valuation of either the Carl’s Jr. or La Salsa goodwill.

Estimated Liability for Closing Restaurants

We make decisions to close restaurants based on prospects for estimated future profitability and sometimes we are forced to close restaurants due to circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our restaurant operators evaluate each restaurant’s performance every quarter. When restaurants continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve an unprofitable restaurant. Based on the operator’s judgment, we estimate the future cash flows. If we determine that the restaurant will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and there are no contractual requirements to continue operating the restaurant, we close the restaurant. Additionally, franchisees may close restaurants for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed restaurant if we decide not to operate it as a company-operated restaurant. We establish the estimated liability on the actual closure date. Prior to the adoption of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) on January 1, 2003, we established the estimated liability when we identified a restaurant for closure, which may or may not have been the actual closure date.

The estimated liability for closing restaurants on properties vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is generally the net present value of these estimated future payments. The interest rate used to calculate the net present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in facility action charges, net in our Condensed Consolidated Statements of Operations.

A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which we determine based on our broker’s (a related party) assessment of its ability to successfully negotiate an early termination of our lease agreements with the lessors. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities. During the twelve weeks ended August 11, 2003, we terminated leases on terms more favorable than anticipated, resulting in a $1,855 decrease in the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

estimated liability for closing restaurants. The net present value of lease payments on all closed restaurants is approximately $52,217, which represents the discounted amount we would be required to pay if we are unable to terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can terminate those leases for less than that amount and, accordingly, we have recorded an estimated liability for lease obligations of $21,147 as of August 11, 2003.

Estimated Liability for Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, fire and general liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation claims, property claims and individual general liability claims over $500. Insurance liabilities and reserves are accounted for based on the net present value of actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of historical claim loss development. The actuary, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development estimated by the actuary. In that event, we modify the reserve. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, the actuary may adjust the expected losses upward and our future self-insurance expenses will rise. Consistent with trends the restaurant industry has experienced in recent years, particularly in California where claim cost trends are among the highest in the country, workers’ compensation liability costs continue to increase.

Loss Contingencies

We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our consolidated financial statements. If only a range of loss can be determined, we accrue to the low end of the range. The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related consolidated financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts we have accrued in our consolidated financial statements.

Franchised and Licensed Operations

We monitor the financial condition of franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter we perform a franchisee-by-franchisee analysis and develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our Consolidated Financial Statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Additionally, we cease accruing royalty income from franchisees that are materially delinquent in paying or in default and reverse any royalties accrued during the last 90 days. From period-to-period our assessment of individual franchisees changes. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally one year) such that we determined an allowance was no longer required.

Depending on the facts and circumstances, there are a number of different actions we may take to resolve franchise collections issues. These may include the purchase of franchise restaurants by us or by other franchisees, a modification to the franchise agreement which may include a provision to defer certain royalty payments or reduce royalty rates in the future (if royalty rates are not sufficient to cover our costs of service over the life of the franchise agreement, we record an estimated loss at the time we modify the agreements), a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary obligee - see further discussion below) or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most probable course of action that will occur. If we believe we will operate the restaurants as company-operated restaurants, the allowance for loss is recorded net of the estimated fair value of the related restaurant assets that are not pledged as collateral to third parties.

Many of the restaurants that we sold to Hardee’s franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. We account for the sublease payments received as franchising rental income. Our payments on the leases are accounted for as rental expense in franchised and licensed restaurants in our Condensed Consolidated Statements of Operations. As of August 11, 2003, the present value of our total obligation on such lease arrangements with Hardee’s franchisees was $47,617. We have also entered into similar arrangements with Carl’s Jr. franchisees. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past or may encounter in the future. However, we can provide no assurance that this will not occur.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of August 11, 2003, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $32,414 and $9,843, respectively. In the event that a troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a Company-owned restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to earnings for the amount the carrying value of the property exceeds its fair value. As of August 11, 2003, the net book value of land and buildings under lease to Hardee’s franchisees that are considered to be troubled franchisees (as described below) was approximately $23,330. We believe that, during fiscal 2004, some of these franchisees will probably close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.

Prior to adoption of Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for the Costs Associated with Exit or Disposal Activities (“SFAS 146”) (see Note 1 of notes to Condensed Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended January 27, 2003), the determination of when to establish an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee was based on the date that either of the following events occurred:

(1)	the franchisee and the Company mutually decided to close a restaurant and we assumed the responsibility for the lease, usually after a franchise agreement was terminated or the franchisee declared bankruptcy; or

(2)	we entered into a workout agreement with a financially troubled franchisee, wherein we agreed to make part or all of the lease payments for the franchisee.

In accordance with SFAS 146, which we adopted on January 1, 2003, an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee is established on the date the franchisee closes the restaurant (see Note 1 of notes to Condensed Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended January 27, 2003). We record an estimated liability for subsidized lease payments pursuant to a workout agreement when the agreement is signed.

The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Troubled franchisees (i.e., those with whom we have entered into workout agreements, as described under “Franchise Operations” below), may have liquidity problems in the future. Consistent with accounting principles generally accepted in the United States of America, we have not established an additional estimated liability for this eventuality. The present value of the related lease obligation with all troubled franchisees in these circumstances is approximately $12,250 (two franchisees represent all of this amount). As of August 11, 2003, we have recorded a discounted estimated liability for future lease obligations related to agreed upon subsidies for these franchise restaurants of $1,606. If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion below). The likelihood of needing to increase the estimated liability for future lease obligations is related to the success of our Hardee’s concept (i.e., if our Hardee’s concept results improve from the execution of our comprehensive plan, we would reasonably expect that the financial performance of our franchisees would improve).

Valuation Allowance for Net Deferred Tax Asset

As disclosed in Note 20 of notes to Consolidated Financial Statements of our Annual Report Form 10-K for the fiscal year ended January 27, 2003, we have recorded a 100% valuation allowance against our net deferred tax assets. If our business turnaround is successful, we have been profitable for a number of years and our prospects for future profitability are reasonably assured, we would then reverse our valuation allowance. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows mentioned above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future taxable income. As of August 11, 2003, our net deferred tax assets and related valuation allowance totaled approximately $164,000.

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2004 Comparisons with Fiscal 2003

     The factors discussed below impact comparability of operating performance for the twelve and twenty-eight weeks ended August 11, 2003, to the twelve and twenty-eight weeks ended August 12, 2002, or could impact comparisons for the remainder of fiscal 2004.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Acquisition of Santa Barbara Restaurant Group, Inc.

As discussed in Note 3 of notes to Condensed Consolidated Financial Statements, we acquired SBRG on March 1, 2002 (“Acquisition Date”). The operations of SBRG, subsequent to the Acquisition Date, are included in our financial statements.

A significant amount of goodwill was recorded in connection with the acquisition of SBRG. The recoverability of that goodwill is dependent on future operations and the development of new La Salsa restaurants (see discussion of financing new restaurants under “Liquidity and Capital Resources” below). The acquisition of new restaurant sites is highly competitive.

Divestiture of Timber Lodge

As discussed in Note 8 of Notes to the Condensed Consolidated Financial Statements, Timber Lodge is accounted for as a discontinued operation. The operations of Timber Lodge, which are included in the Condensed Consolidated Statements of Operations as discontinued operations, are as follows:

	Twelve Weeks Ended		Twenty-eight	Period from
			Weeks Ended	March 1, 2002 to
	August 11, 2003	August 12, 2002	August 11, 2003	August 12, 2002

Operating income (loss)	$14	$(201)	$(778)	$28
Interest expense	11	31	24	60
Other income (expense), net
Loss on discontinuance of segment	—	—	(1,421)	—
All other, net	18	6	130	20
Income tax expense (benefit)	(25)	(11)	(26)	4

Net income (loss)	$46	$(215)	$(2,067)	$(16)

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

Turnaround Strategy

Our management team remains focused on revitalizing Hardee’s. In June 2001, we launched a program focused on quality, service and cleanliness. That program focuses on the fundamentals of restaurant operations: hiring good people, focusing them on the guests, serving hot quality food, and keeping the restaurants clean. The continuation of our business turnaround is based on the following next steps:

•	maintaining the profitability of the Carl’s Jr. brand;

•	continuing to focus on premium, rather than discounted, products;

•	continuing to focus on cost controls;

•	growing the La Salsa brand;

•	leveraging dual brand opportunities with Green Burrito;

•	completing the remodeling of the Hardee’s restaurants;

•	emphasizing the new comprehensive marketing plan for Hardee’s, to refocus and redirect the brand (see ''Hardee’s Revolution’’ below); and

•	addressing the maturity of our $122.3 million of convertible notes, which mature in March 2004 and our credit facility, which matures in December 2003, unless we refinance the convertible notes prior to December 14, 2003, in which case the credit facility does not mature until November 2006.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

If we are unable to grow sales and operating margins at Hardee’s, it will significantly affect our future profitability and cash flows. Such circumstances could affect our ability to access sufficient financing in the future (See “Liquidity and Capital Resources” below).

Our strategy has emphasized premium products, as well as routine price increases prompted by increases in food, labor and utility costs. The impact of this strategy has been an increase in average guest check. That strategy also has likely resulted in a decrease in transaction counts. Many of our competitors offer lower prices on discounted fare and have increased their efforts in this regard over the past two years, which may have impacted our transaction counts. We generally have experienced negative transaction counts at Hardee’s since our acquisition of the brand and at Carl’s Jr. for nearly two years, which we believe is due, in part, to other quick-service restaurant (“QSR”) companies offering products at discounted prices and the recent economic slowdown. We note that others in the QSR industry are experiencing negative same-store sales trends. We cannot quantify how much of our declines are related to the QSR segment and how much are related to circumstances involving our own brands.

As shown in the tables on pages 28-31, the operating margins for each brand have decreased over the prior year period. Occupancy costs, which are primarily fixed or semi-fixed in nature, are a component of operating margins. The fixed nature of those costs allows margins to increase when sales are rising — an occurrence referred to as sales leverage. If costs increase or sales decrease, we would have to increase the prices of our products to preserve the operating margin. Historically, we have been successful at implementing such price increases, but it likely has had an impact on transaction counts as described above. During April 2003, we increased prices at our company-operated Carl’s Jr. restaurants by approximately 1%. The sensitivity analysis for the recoverability of restaurants (see “Impairment of Property and Equipment Held and Used, Held for Sale or To Be Disposed of Other Than By Sale”) assumes that our same-store sales in the future grow at the same rate of inflation (i.e. our costs for delivering our products of food, labor, utilities, etc.). If we are unable to pass along such price increases, and at the same time do not increase our transaction counts, the recoverability of the carrying value of our restaurants would be impacted.

Hardee’s Revolution

We have introduced a comprehensive plan to reposition Hardee’s as a premium burger restaurant. The plan includes menu adjustments and associated advertising and media strategies. The new menu focus for Hardee’s features Angus beef burgers. As of August 11, 2003, all of our company-operated restaurants and approximately 85% of franchise-operated restaurants have been converted to the new menu. Additionally, we have introduced related media in many of the converted markets. There was an initial decrease in same-store sales due to menu deletions and an initial increase in food and labor costs (resulting in decreased operating margins) as we determined that significant management and staff training would be required to execute the new menu properly. We also invested in additional labor to ensure outstanding customer service during the introduction of the Revolution. As the training, implementation and introduction period has now been achieved, restaurant labor has now returned to pre-Revolution levels and same-store sales increased 1.0% during the second quarter. While we expect these trends to continue, we can provide no assurance that this will occur.

Franchise Operations

Like others in the QSR industry, some of our franchise operations experience financial difficulties from time to time. Our approach to dealing with financial and operational issues that arise from these situations is described above (see discussion under Critical Accounting Policies — Franchised and Licensed Operations). Some franchisees in the Hardee’s system have experienced significant financial problems. As discussed above, there are a number of potential resolutions of these financial issues.

We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their contractual royalty and lease payments to us. Although we quarterly review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants (see discussion under Critical Accounting Policies — Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of the end of the current quarter, on a consolidated basis, our allowance for doubtful accounts was 30% of the gross balance of accounts and notes receivable. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowance for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations. The result of increasing the allowance for doubtful accounts is an effective royalty rate lower than our standard contractual royalty rate.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Effective royalty rate reflects royalties deemed collectible as a percent of franchise generated revenue for all franchisees for which we are recognizing revenue, adjusted to reflect contractual deviations from our standard royalty rate of 4%. For the trailing 13 periods ended August 11, 2003, the effective royalty rates for Carl’s Jr. and Hardee’s were 3.7% and 3.6%, respectively.

Repositioning Activity

In late fiscal 2000, we embarked on a refranchising initiative to generate cash to reduce outstanding borrowings on our senior credit facility, as well as increase the number of franchise-operated restaurants. Additionally, as sales trends for the Hardee’s restaurants and certain Carl’s Jr. restaurants (primarily in the Oklahoma area) continued to decline in fiscal 2000 through fiscal 2001, we determined that it was necessary to close certain restaurants for which a return to profitability was not likely. These repositioning activities resulted in the charges generally reflected in our financial statements as Facility Action Charges. We have made reductions to operating expenses in an effort to bring them to levels commensurate with our re-balanced restaurant portfolio.

During the twelve week periods ended August 11, 2003 and August 12, 2002, we recorded repositioning charges of $831 and $2,075, respectively, which were primarily non-cash in nature and are classified in the Condensed Consolidated Statements of Operations as facility action charges, net.

During the twenty-eight week periods ended August 11, 2003 and August 12, 2002, we recorded repositioning charges of $1,893 and $5,062, respectively, which were primarily non-cash in nature and are classified in the Condensed Consolidated Statements of Operations as facility action charges, net.

We believe we have substantially completed our repositioning activities and are now able to focus on the operations of our core brands, Carl’s Jr., Hardee’s and La Salsa. We have substantially completed the closure of under-performing restaurants. However, there can be no assurance that we will not determine in the future that additional repositioning activities will be necessary or that we would not take advantage of opportunities to generate funds through additional restaurant asset sales, which could result in losses, which may be material.

Financial Comparison

Our results reflect the substantial changes we have made in executing our business turnaround including the sale and closure of under-performing restaurants and efforts to contain corporate overhead, improve margins and pay down bank indebtedness. The table below is a condensed presentation of those activities, and other changes in the components of income, designed to facilitate the discussion of results in this Form 10-Q.

(All amounts are approximate and in millions)

	Second Fiscal Quarter	Year-To-Date

Current Year:
Net income	$6.3	$0.4
Repositioning activities (facility action charges, net)	0.8	1.9

Current year results, exclusive of repositioning activities (A)	$7.1	$2.3

Prior Year:
Net income (loss)	$10.8	$(151.8)
Repositioning activities (facility action charges, net)	2.1	5.1
Adoption of accounting rule change for goodwill	—	175.8

Prior year results, exclusive of repositioning activities and adoption of accounting rule change (B)	$12.9	$29.1

Decrease in earnings, exclusive of repositioning activities and adoption of accounting rule change (A-B)	$(5.8)	$(26.8)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

(All amounts are approximate and in millions)

	Second Quarter
	Fiscal Year 2004 vs.	Year-To-Date Fiscal Year
	Second Quarter	2004 vs. Year - To-Date
	Fiscal Year 2003	Fiscal Year 2003

Items causing earnings to increase (decrease) from the prior year to the current year:
Approximate restaurant margin reduction in restaurants operated (other than SBRG brands) at August 11, 2003	$(6.2)	$(16.3)
Gain on sales of investments and repurchases of convertible subordinated notes	(3.6)	(7.3)
Decrease in corporate overhead	1.5	4.6
One-time income tax benefit	—	(2.9)
Decrease in net franchising income and distribution centers, excluding provision for doubtful accounts	(0.1)	(1.5)
Increase in the provision for doubtful accounts	(0.3)	(2.6)
Income/(loss) from discontinued operations	0.3	(2.1)
Claim development/settlement on insurance programs	0.2	(0.8)
Decrease in interest expense excluding write-off of deferred financing fees	0.6	1.5
Increase in estimated liability for litigation	(0.1)	(0.8)
Approximate operating loss of SBRG restaurants	—	(0.7)
Decrease in advertising expenses, excluding restaurants involved in facility actions	0.1	0.2
Approximate operating income of restaurants involved in facility actions, including related field general and administrative expenses and advertising costs	0.3	0.5
All other, net	1.5	1.4

Decrease in earnings exclusive of repositioning charges and effect of adoption of accounting rule change	$(5.8)	$(26.8)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis and are presented in the same format we present segment information (See Note 7 of Notes to Condensed Consolidated Financial Statements).

	Twelve Weeks Ended August 11, 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total

Company-operated revenue	$121,792	$138,611	$10,439	$326	$271,168
Company-operated average unit volume (trailing 13 periods)	1,158	758	726
Franchise-operated average unit volume (trailing 13 periods)	1,060	794	684
Average check (B)	$5.55	$4.38	$9.20
Company-operated same-store sales increase (decrease) (C)	2.3%	1.0%	(2.0)%
Company-operated same-store transaction decrease (D)	(1.0)%	(7.0)%	(3.0)%
Franchise-operated same-store sales increase (decrease) (C)	(1.3)%	(1.8)%	4.5%
Operating costs as a % of company-operated revenue
Food and packaging	28.5%	31.3%	25.9%
Payroll and employee benefits	28.5%	33.8%	30.2%
Occupancy and other operating costs	21.2%	23.4%	33.1%
Restaurant level margin	21.8%	11.5%	10.8%
Advertising as a percentage of company-operated revenue	6.4%	6.2%	1.0%
Franchising revenue:
Royalties	$5,078	$9,192	$393	$62	$14,725
Distribution centers	36,342	4,209	—	—	40,551
Rent	4,927	2,080	—	—	7,007
Other	162	106	—	—	268

Total franchising revenue	$46,509	$15,587	$393	$62	$62,551

Franchising expense:
Administrative expense (including provision for bad debts)	$977	$1,511	$128	$—	$2,616
Distribution centers	35,341	3,891	—	—	39,232
Rent & other occupancy	4,882	1,777	—	—	6,659

Total franchising expense	$41,200	$7,179	$128	$—	$48,507

Net franchising income	$5,309	$8,408	$265	$62	$14,044

Operating income (loss)	$15,672	$(231)	$17	$(83)	$15,375
Facility action charges (gains), net	(634)	1,294	192	(21)	831

Operating income (loss) excluding facility action charges	$15,038	$1,063	$209	$(104)	$16,206

EBITDA (as calculated on page 32)	$21,559	$7,886	$854	$116	$30,415

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Twelve Weeks Ended August 12, 2002

	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total

Company-operated revenue	$118,673	$137,981	$10,384	$392	$267,430
Company-operated average unit volume (trailing 13 periods)	1,158	779	726
Franchise-operated average unit volume (trailing 13 periods)	1,058	823	625
Average check (B)	$5.36	$4.02	$9.00
Company-operated same-store sales increase (decrease) (C)	0.6%	(1.0)%	1.9%
Company-operated same-store transaction increase (decrease) (D)	(4.2)%	(7.0)%	1.3%
Franchise-operated same-store sales increase (decrease) (C)	2.6%	2.2%	(0.2)%
Operating costs as a % of company-operated revenue
Food and packaging	27.4%	29.4%	26.8%
Payroll and employee benefits	28.8%	34.8%	31.6%
Occupancy and other operating costs	19.7%	22.4%	25.5%
Restaurant level margin	24.1%	13.4%	16.1%
Advertising as a percentage of company-operated revenue	6.8%	6.0%	3.3%
Franchising revenue:
Royalties	$4,855	$9,642	$425	$70	$14,992
Distribution centers	34,719	3,681	—	—	38,400
Rent	4,261	2,286	—	—	6,547
Other	81	121	—	—	202

Total franchising revenue	$43,916	$15,730	$425	$70	$60,141

Franchising expense:
Administrative expense (including provision for bad debts)	$386	$1,443	$116	$—	$1,945
Distribution centers	33,703	3,611	—	—	37,314
Rent & other occupancy	4,386	2,157	—	—	6,543

Total franchising expense	$38,475	$7,211	$116	$—	$45,802

Net franchising income	$5,441	$8,519	$309	$70	$14,339

Operating income (loss)	$16,184	$1,225	$232	$(117)	$17,524
Facility action charges, net	564	1,511	—	—	2,075

Operating income (loss) excluding facility action charges	$16,748	$2,736	$232	$(117)	$19,599

EBITDA (as calculated on page 32)	$22,161	$9,353	$1,077	$3,239	$35,830

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

		Twenty-eight Weeks Ended August 11, 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total

Company-operated revenue	$280,076	$306,224	$23,135	$775	$610,210
Average check (B)	$5.44	$4.25	$9.10
Company-operated same-store sales increase (decrease) (C)	0.8%	(1.7)%	(2.0)%
Company-operated same-store transaction increase (decrease) (D)	(1.7)%	(8.7)%	(4.2)%
Franchise-operated same-store sales increase (decrease) (C)	(1.5)%	(4.1)%	1.9%
Operating costs as a % of company-operated revenue
Food and packaging	28.4%	31.1%	26.1%
Payroll and employee benefits	28.8%	35.8%	30.9%
Occupancy and other operating costs	21.6%	23.8%	32.2%
Restaurant-level margin	21.2%	9.3%	10.8%
Advertising as a percentage of company-operated revenue	6.4%	6.3%	2.1%
Franchising revenue:
Royalties	$11,647	$19,665	$836	$172	$32,320
Distribution centers	82,921	11,067	—	—	93,988
Rent	12,023	4,199	—	—	16,222
Other	357	180	—	—	537

Total franchising revenue	$106,948	$35,111	$836	$172	$143,067

Franchising expense:
Administrative expense (including provision for bad debts)	$2,336	$3,062	$263	$—	$5,661
Distribution centers	80,770	11,257	—	—	92,027
Rent & other occupancy	11,654	4,071	—	—	15,725

Total franchising expense	$94,760	$18,390	$263	$—	$113,413

Net franchising income	$12,188	$16,721	$573	$172	$29,654

Operating income (loss)	$34,034	$(9,475)	$(170)	$452	$24,841
Facility action charges (gains), net	(304)	2,750	192	(745)	1,893

Operating income (loss) excluding facility action charges	$33,730	$(6,725)	$22	$(293)	$26,734

EBITDA (as calculated on page 32)	$47,966	$8,073	$1,717	$743	$58,499

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

		Twenty-eight Weeks Ended August 12, 2002

	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total

Company-operated revenue	$277,227	$314,165	$19,113	$774	$611,279
Average check (B)	$5.30	$3.95	$9.00
Company-operated same-store sales increase (decrease) (C)	2.6%	(0.3)%	1.8%
Company-operated same-store transaction increase (decrease) (D)	(4.0)%	(6.4)%	1.7%
Franchise-operated same-store sales increase (decrease) (C)	3.1%	(0.8)%	0.5%
Operating costs as a % of company-operated revenue
Food and packaging	27.9%	29.6%	26.9%
Payroll and employee benefits	28.5%	35.2%	31.8%
Occupancy and other operating costs	20.3%	22.4%	26.0%
Restaurant level margin	23.3%	12.8%	15.3%
Advertising as a percentage of company-operated revenue	6.9%	6.1%	3.3%
Franchising revenue:
Royalties	$11,025	$21,497	$737	$196	$33,455
Distribution centers	79,840	8,895	—	—	88,735
Rent	11,713	6,424	—	—	18,137
Other	168	195	—	—	363

Total franchising revenue	$102,746	$37,011	$737	$196	$140,690

Franchising expense:
Administrative expense (including provision for bad debts)	$931	$2,517	$213	$—	$3,661
Distribution centers	77,772	8,601	—	—	86,373
Rent & other occupancy	11,810	5,612	—	—	17,422

Total franchising expense	$90,513	$16,730	$213	$—	$107,456

Net franchising income	$12,233	$20,281	$524	$196	$33,234

Operating income (loss)	$34,918	$1,304	$524	$(81)	$36,665
Facility action charges, net	1,253	3,809	—	—	5,062

Operating income (loss) excluding facility action charges	$36,171	$5,113	$524	$(81)	$41,727

EBITDA (as calculated on page 32)	$49,457	$21,085	$1,802	$5,836	$78,180

(A)	“Other” consists of Green Burrito. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments).

(B)	Average check represents total restaurant sales divided by total transactions for any given period. The average check is viewed in conjunction with same-store sales and same-store transactions, as defined below. This indicator, when viewed with other measures, may illustrate revenue growth or decline resulting from a change in menu or price offering. When the Company introduces menu items or pricing initiatives with higher or lower price points than the existing menu base, the average check may reflect the benefit or impact from these new items or pricing on the average price paid by the consumer.

(C)	Same-store sales is a key performance indicator in our industry. This indicator is a measure of revenue growth on the existing comparable store base of a multi-unit chain company such as ours and is measured as a percentage variance over the same fiscal period in the prior year. Same-store sales illustrate how competitive forces and external economic conditions benefit or impact the Company, as well as any benefit from the diverse value propositions and marketing initiatives undertaken by the Company. In calculating same-store sales, we include restaurants open for 14 full accounting periods, which allows for a year-over-year comparison.

(D)	Same-store transactions represent the number of consumer visits to our restaurants. Transactions are viewed on the same basis as same-store sales above and are another key performance indicator in our industry. This indicator is a measure of consumer frequency in the existing comparable store base and is measured as a percentage variance over the same fiscal period in the prior year. Same-store transactions are another measure of the effects of competitive forces and economic climate on consumer behavior and resulting benefit, or impact, to the Company. Transactions also reflect any benefit from the diverse value propositions and marketing initiatives undertaken by the Company.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Presentation of Non-GAAP Measurements

EBITDA

EBITDA is a typical non-GAAP measurement for companies that issue public debt. We believe EBITDA is a useful to our investors as an indicator of earnings available to service debt. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income, an indicator of operating cash flows or a measure of liquidity. We calculate EBITDA as income (loss) from continuing operations before interest, income taxes, depreciation and amortization of leasehold improvements and goodwill. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest, income tax and debt service payments.

		Twelve Weeks Ended August 11, 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Income (loss) from continuing operations	$14,345	$(8,256)	$33	$87	$6,209
Interest expense (benefit)	1,345	7,726	(32)	(15)	9,024
Income tax (benefit) expense	258	122	(10)	—	370
Depreciation and amortization	5,611	8,294	863	44	14,812

EBITDA	$21,559	$7,886	$854	$116	$30,415

		Twelve Weeks Ended August 12, 2002

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Income (loss) from continuing operations	$14,643	$(7,046)	$228	$3,163	$10,988
Interest expense	1,436	8,220	4	—	9,660
Income tax (benefit) expense	221	351	—	—	572
Depreciation and amortization	5,861	7,828	845	76	14,610

EBITDA	$22,161	$9,353	$1,077	$3,239	$35,830

		Twenty-eight Weeks Ended August 11, 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Income (loss) from continuing operations	$31,216	$(29,204)	$(159)	$653	$2,506
Interest expense	2,880	18,357	(27)	(8)	21,202
Income tax (benefit) expense	493	240	(10)	—	723
Depreciation and amortization	13,377	18,680	1,913	98	34,068

EBITDA	$47,966	$8,073	$1,717	$743	$58,499

		Twenty-eight Weeks Ended August 12, 2002

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Income (loss) from continuing operations	$33,147	$(15,455)	$520	5,750	$23,962
Interest expense	3,542	19,187	4	—	22,733
Income tax expense	(1,290)	(838)	—	—	(2,128)
Depreciation and amortization	14,058	18,191	1,278	86	33,613

EBITDA	$49,457	$21,085	$1,802	$5,836	$78,180

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The following table reconciles EBITDA (a non-GAAP measurement) to cash flow provided by operating activities (a GAAP measurement):

	Twelve Weeks Ended		Twenty-eight Weeks Ended

	August 11, 2003	August 12, 2002	August 11, 2003	August 12, 2002

Cash flow provided by operating activities	$28,156	$42,175	$45,824	$63,759
Interest expense	9,024	9,660	21,202	22,733
Income tax expense (benefit)	370	572	723	(2,128)
Interest on fee and discount amortization	1,123	997	(2,536)	(2,165)
(Provision for) recovery of losses on accounts and notes receivable	(30)	(6)	(2,094)	239
Gain on investments, sales of property and equipment, capital leases and extinguishment of debt	(290)	2,568	(89)	6,497
Facility action charges, net	(831)	(2,075)	(1,893)	(5,062)
Other, non-cash charges (credits)	139	(356)	160	(426)
Income tax refund accrued	—	79	—	3,721
Change in estimated liability for closing restaurants and estimated liability for self-insurance	156	5,055	5,802	10,316
Net change in income tax receivable	(497)	(6,494)	(639)	(7,012)
Net change in receivables, inventories, prepaid expenses and other current assets	5,163	901	(5,820)	(673)
Net change in accounts payable and other current liabilities	(9,873)	(16,378)	(2,357)	(13,517)
Net loss from discontinued operations	47	(216)	(2,067)	(16)
Net cash used by discontinued operations	50	1,129	216	1,907

EBITDA	32,707	37,611	56,432	78,173
EBITDA provided by discontinued operations	(2,292)	(1,781)	2,067	7

EBITDA provided by continuing operations	$30,415	$35,830	$58,499	$78,180

Carl’s Jr.

During the twelve weeks ended August 11, 2003, we closed one Carl’s Jr. restaurant. During the same period, Carl’s Jr. franchisees and licensees opened seven restaurants and closed two restaurants. During the twenty-eight weeks ended August 11, 2003, we opened three Carl’s Jr. restaurants and closed one Carl’s Jr. restaurant. During the same period, Carl’s Jr. franchisees and licensees opened 15 restaurants and closed four restaurants. The following table shows the change in the Carl’s Jr. component of our restaurant portfolio, as well as the change in revenue for both the current quarter and the year-to-date:

	Restaurant Portfolio			Revenue

	Second Fiscal Quarter			Second Fiscal Quarter			Year-to-Date

	2004	2003	Change	2004	2003	Change	2004	2003	Change

Company	442	438	4	$121,792	$118,673	$3,119	$280,076	$277,227	$2,849
Franchised and licensed	558	539	19	46,509	43,916	2,593	106,948	102,746	4,202

Total	1,000	977	23	$168,301	$162,589	$5,712	$387,024	$379,973	$7,051

Same-store sales for company-operated Carl’s Jr. restaurants increased 2.3% during the twelve weeks ended August 11, 2003. Revenue from company-operated restaurants increased $3,119, or 2.6%, during that period. The increase in company-operated restaurant revenue is due to the increase in same-store sales and the opening of five new restaurants during the past year, partially offset by the closure of one restaurant during that time.

Same-store sales for company-operated Carl’s Jr. restaurants increased 0.8% during the twenty-eight weeks ended August 11, 2003. Revenue from company-operated restaurants increased $2,849, or 1.0%, during that period. The increase in company-operated restaurant revenue is due to the increase in same-store sales and the increase in restaurant count during the past year.

Net franchising income decreased $132, or 2.4%, during the twelve weeks ended August 11, 2003 as compared to the twelve weeks ended August 12, 2002. The decrease is primarily due to the reduced royalty revenue as a result of the same-store sales decrease at franchise restaurants.

Net franchising income decreased $45, or 0.4%, during the twenty-eight weeks ended August 11, 2003, when compared to the twenty-eight weeks ended August 12, 2002. That decrease is the result of an increase in the provision for bad debts offset by increased distribution center income and higher rental income.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The changes in restaurant-level margins are explained as follows:

	Twelve Weeks	Twenty-eight
	Ended	Weeks Ended
	August 11, 2003	August 11, 2003
Restaurant-level margins for the period ended August 12, 2002	24.1%	23.3%
Decrease due to higher natural gas and electricity costs	(0.8)%	(0.6)%
Decrease due to changes in labor costs	(0.2)%	(0.5)%
Decrease due to higher food and paper	(1.0)%	(0.5)%
Decrease due to adjustment of general liability claim reserve	(1.1)%	(0.6)%
Increase due to adjustment of workers’ compensation claim reserve	0.5%	0.2%
Decrease due to rent expense, taxes and licenses	(0.5)%	(0.5)%
Increase due to lower depreciation and losses on retirement of assets	0.2%	0.2%
All other, net	0.6%	0.2%

Restaurant-level margins for the period ended August 11, 2003	21.8%	21.2%

The current year increase in general liability insurance costs reflects the recording of an approximately $1,700 credit during the prior year, compared to an approximately $500 credit during the current year, as a result of actuarial analyses of our general liability reserve. The current year increase in food and paper costs are the result of increases in the price of commodities. We expect that, over time, commodity prices will decrease however, we can provide no assurance that this will occur.

Previously we had entered into a fixed-rate contract with Enron to supply energy to our Carl’s Jr. restaurants. As part of its bankruptcy reorganization, Enron rejected that contract during the third quarter of fiscal 2003. We have entered into a fixed-rate contract with another energy supplier. We estimate that our ongoing utility costs for our California restaurants will increase approximately $1,200 annually. In connection with Enron rejecting our fixed-rate contract, we have filed bankruptcy court claims totaling $14,204 against Enron. At this time, we cannot make a determination as to the potential recovery, if any, with respect to these claims. Additionally, our energy costs may increase $2,000 over our current amount each year for the next three years due to the efforts of the State of California to recoup higher prices paid to energy suppliers following California’s electricity crisis in 2001.

California Assembly Bill No. 749, signed into law during fiscal 2003 relating to workers’ compensation claims, includes benefit payment increases that will phase in through 2006. We estimate the impact of this legislation will be increased costs of approximately $1,000 annually (see discussion of price increases under “Turnaround Strategy”).

On September 12, 2003, the California legislature passed a bill, SB 2, which would require California businesses with 200 or more employees either to pay at least 80% of the premiums for a basic individual health insurance package for its employees who work over 100 hours per month and their families, or to pay a fee into a state pool for the purchase of health insurance for uninsured, low-income workers. If enacted, the bill would take effect on January 1, 2006. We currently do not offer health insurance benefits to our hourly employees. We have not yet determined the impact this bill would have on our future health insurance costs.

Hardee’s

During the twelve weeks ended August 11, 2003, we closed one Hardee’s restaurant. During the same period, Hardee’s franchisees and licensees opened four restaurants and closed 30 restaurants. During the twenty-eight weeks ended August 11, 2003, we opened three Hardee’s restaurants and closed four Hardee’s restaurants. During the same period, Hardee’s franchisees and licensees opened nine restaurants and closed 83 restaurants. The following table shows the change in the Hardee’s component of our restaurant portfolio, as well as the change in revenue at Hardee’s for the current quarter:

	Restaurant Portfolio			Revenue

	Second Fiscal Quarter			Second Fiscal Quarter			Year-to-Date

	2004	2003	Change	2004	2003	Change	2004	2003	Change

Company	729	734	(5)	$138,611	$137,981	$630	$306,224	$314,165	$(7,941)
Franchised and licensed	1,425	1,579	(154)	15,587	15,730	(143)	35,111	37,011	(1,900)

Total	2,154	2,313	(159)	$154,198	$153,711	$487	$341,335	$351,176	$(9,841)

Same-store sales for company-operated Hardee’s restaurants increased 1.0% during the twelve weeks ended August 11, 2003. Revenue from company-operated Hardee’s restaurants increased $630, or 0.5%, during the twelve weeks ended August 11, 2003, as compared to the twelve weeks ended August 12, 2002. The increase in company-operated revenue during the twelve weeks ended August 11, 2003 is due to the increase in same-store sales and the opening and acquisition of nine restaurants during the past year, partially offset by the closure of 22 restaurants during that time. The average check during the twelve weeks ended August 11, 2003 was $4.38, as compared to $4.02 during the twelve weeks ended August 12, 2002, primarily due to our shift to premium products.

Same-store sales for company-operated Hardee’s restaurants decreased 1.7% during the twenty-eight weeks ended August 11, 2003. Revenue from company-operated Hardee’s restaurants decreased $7,941, or 2.5%, during the twenty-eight weeks ended August 11, 2003, as compared to the twenty-eight weeks ended August 12, 2002. The decrease in company-operated revenue is due to the same-store sales decrease as well as the net closure of five restaurants.

During the twelve weeks ended August 11, 2003, net franchising income decreased $111, or 1.3%, as compared to the twelve weeks ended August 12, 2002, due to the decreased royalty revenue as a result of 154 fewer franchise restaurants operating,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

partially offset by increased distribution center activity. Additionally, a franchisee that subleases approximately 100 restaurants from us was in arrears on rental obligations during the twelve weeks ended August 11, 2003. As a result, we did not recognize rental income associated with this franchisee.

During the twenty-eight weeks ended August 11, 2003, net franchising income decreased $3,560, or 17.6%, as compared to the twenty-eight weeks ended August 12, 2002. Royalty revenue and net rental income decreased due to 154 fewer franchise restaurants operating. Royalty revenue was further impacted by reduced sales at franchise restaurants. Additionally, at the end of fiscal 2003, a few franchisees who own and operate a large number of restaurants, and who sublease some of those restaurants from us, became delinquent in their rental and royalty obligations to us. As a result, we did not recognize rental revenue related to these franchisees at the beginning of the current fiscal year. We are currently receiving payments and are therefore recognizing revenue, both rents and royalties, related to most of these large franchisees.

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

The changes in restaurant-level margins are explained as follows:

	Twelve Weeks	Twenty-eight Weeks
	Ended	Ended August 11,
	August 11, 2003	2003
Restaurant-level margins for the period ended August 12, 2002	13.4%	12.8%
Increase/(decrease) due to change in labor costs	0.6%	(0.6)%
Decrease due to food commodity prices and an emphasis on premium products	(1.9)%	(1.5)%
Decrease due to higher natural gas and electricity costs	(0.7)%	(0.8)%
Decrease due to rent expense, taxes and licenses	(0.3)%	(0.1)%
Increase due to closure of unprofitable restaurants	0.4%	0.2%
Increase due to adjustment of general liability claim reserve	0.4%	0.0%
Decrease due to higher repair and maintenance expenditures	0.0%	(0.1)%
Decrease due to higher depreciation and losses on retirement of assets	(0.3)%	(0.3)%
All other, net	(0.1)%	(0.3)%

Restaurant-level margins for the period ended August 11, 2003	11.5%	9.3%

La Salsa

During the twelve weeks ended August 11, 2003, we opened three La Salsa restaurants. During the same period, La Salsa franchisees opened two restaurants and closed two restaurants. During the twenty-eight weeks ended August 11, 2003, we opened five La Salsa restaurants and closed two La Salsa restaurants. During the same period, La Salsa franchisees opened four restaurants and closed six restaurants. The following table shows the change in the La Salsa component of our restaurant portfolio, as well as the change in revenue at La Salsa for the current quarter:

	Restaurant Portfolio			Revenue

	Fiscal Quarter			Quarter-to-Date			Year-To-Date

	2004	2003	Change	2004	2003	Change	2004	2003(1)	Change

Company	60	57	3	$10,439	$10,384	$55	$23,135	$19,113	$4,022
Franchised and licensed	40	43	(3)	393	425	(32)	836	737	99

Total	100	100	—	$10,832	$10,809	$23	$23,971	$19,850	$4,121

(1)	For the period March 1, 2002 through August 12, 2002.

Same-store sales for company-operated La Salsa restaurants decreased 2.0% during the twelve weeks ended August 11, 2003. Revenue from company-operated La Salsa restaurants increased $55, or 0.5%, when compared to the twelve weeks ended August 12, 2002, primarily due to the opening of five new restaurants, partially offset by the closing of two restaurants during the past year and the decrease in same-store sales.

During the twelve weeks ended August 11, 2003, restaurant-level margins were 10.8% as a percentage of company-operated restaurant revenue as compared to 16.1% in the prior year. Food and packaging costs decreased 90 basis points, from 26.8%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

during the second quarter of fiscal 2003 to 25.9% during the second quarter of fiscal 2004. Payroll and other employee benefits decreased 140 basis points, from 31.6% during the second quarter of fiscal 2003 to 30.2% during the second quarter of fiscal 2004. Occupancy and other operating costs increased 760 basis points, from 25.5% during the second quarter of fiscal 2003 to 33.1% during the second quarter of fiscal 2004 due to opening costs associated with three new restaurants and depreciation expense related to five new restaurants opened this year.

Same-store sales from company-operated La Salsa restaurants decreased 2.0% during the twenty-eight weeks ended August 11, 2003. During the twenty-eight weeks ended August 11, 2003, revenue from company-operated La Salsa restaurants increased $4,023, or 21.0%, when compared to the twenty-eight weeks ended August 12, 2002, as a result of recording 31 additional days of revenue during that period (we acquired La Salsa on March 1, 2002, resulting in our recording of less than a full twenty-eight weeks of revenue during the first two quarters of fiscal 2003) and the opening of five new restaurants, partially offset by the closing of two restaurants during the past year.

During the twenty-eight weeks ended August 11, 2003, restaurant level margins were 10.8% as compared to 15.3% during the twenty-eight weeks ended August 12, 2002. Food and packaging costs decreased 80 basis points, from 26.9% to 26.1%. Payroll and other employee benefits decreased 90 basis points, from 31.8% to 30.9%. Occupancy and other operating costs increased 620 basis points from 26.0% to 32.2%, primarily due to the amortization of favorable leases, which began during the fourth quarter of fiscal 2003.

We regularly evaluate under-performing restaurants to determine the likelihood we can return them to profitability. In the event that we determine we cannot return an under-performing restaurant to an acceptable level of profitability, we close the restaurant (absent any contractual restrictions preventing us from doing so). We believe the potential closing of any restaurants currently identified as under-performing would not have a material impact on the valuation of the goodwill associated with the acquisition of La Salsa.

Advertising Expense

Advertising expenses decreased $217, or 1.3%, to $16,571 during the twelve weeks ended August 11, 2003 and decreased $1,177, or 3.0%, to $37,584 during the twenty-eight weeks ended August 11, 2003. Advertising expenses as a percentage of company-operated revenue decreased marginally from 6.3% to 6.1% during the twelve weeks ended August 11, 2003, and decreased marginally from 6.3% to 6.2% during the twenty-eight weeks ended August 12, 2003, as compared to the prior year periods.

General and Administrative Expense

General and administrative expenses were 7.4% of total revenue during the twelve weeks ended August 11, 2003, as compared to 8.1% during the twelve weeks ended August 12, 2002. General and administrative expenses decreased $1,820, or 6.8%, to $24,804 during the twelve weeks ended August 11, 2003, as compared to the same period last year. This decrease is primarily due to reduced payroll expense and contract service expenses.

General and administrative expenses were 7.5% of total revenue during the twenty-eight weeks ended August 11, 2003, as compared to 8.0% during the twenty-eight weeks ended August 12, 2002. General and administrative expenses decreased $4,236, or 7.0%, to $56,162 during the twenty-eight weeks ended August 11, 2003, as compared to the twenty-eight weeks ended August 12, 2002. This decrease is primarily due to reduced payroll expense, travel costs and contract service expense, partially offset by increased legal expense.

Interest Expense

During the twelve weeks ended August 11, 2003 interest expense decreased $636, or 6.6%, to $9,024, as compared to the twelve weeks ended August 12, 2002, primarily as a result of the prior year repurchase of convertible notes. During the twenty-eight weeks ended August 11, 2003, interest expense decreased $1,531, or 6.7%, to $21,202, as compared to the twenty-eight weeks ended August 12, 2002, primarily due to the prior year repurchase of convertible notes and a lower balance on our senior credit facility.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Other Income (Expense), Net

Other income (expense), net, consists of the following:

	Twelve Weeks Ended		Twenty-eight Weeks Ended

	August 11, 2003	August 12, 2002	August 11, 2003	August 12, 2002

Gain on the sale of Checkers stock	$—	$3,159	$—	$5,825
Gain on the repurchase of convertible subordinated notes	—	537	—	1,715
All other	228	—	(410)	362

Total other income (expense), net	$228	$3,696	$(410)	$7,902

During the prior year, we divested our investment in Checkers resulting in our recording gains on the sale of those securities as listed in the table above. Additionally, during the prior year, we repurchased a portion of our convertible subordinated notes as part of our plan to address the maturity of those notes, which are due in March 2004. The repurchases of those notes also resulted in the recognition of gains as listed in the table above.

Income Taxes

We recorded income tax expense for the twelve and twenty-eight weeks ended August 11, 2003, of $370 and $723, respectively. We recorded an income tax expense for the twelve and twenty-eight weeks ended August 12, 2002, of $572 and 2,128, respectively. We believe that our net operating losses are such that we will not be required to pay federal income taxes on this fiscal year’s taxable earnings, if any, and have only provided for minimum state franchise taxes and foreign income taxes. Our deferred tax assets net to $0 due to our valuation allowance of approximately $164,000 at August 11, 2003.

At August 11, 2003, the Company had a federal net operating loss (“NOL”) carryforward of approximately $87,000, expiring in varying amounts in the years 2021 through 2023 and various state NOL carryforwards in varying amounts expiring in the years 2006 through 2023. Additionally, the Company has an alternative minimum tax credit carryforward of approximately $7,300, general business credit carryforwards expiring in varying amounts in the years 2020 through 2023, and foreign tax credits which expire in the year 2008.

Liquidity and Capital Resources

We have historically financed our business through cash flow from operations and borrowings under our credit facilities. Our most significant cash uses during the next 12 months will arise primarily from the refinancing of our convertible subordinated notes (“Convertible Notes”) and funding of our capital expenditures. Our senior credit facility (“Facility”), which matures on December 14, 2003, is extendable, by its terms, to November 15, 2006, provided we have completed the repurchase or refinancing of our Convertible Notes. This effectively accelerates the maturity of the Convertible Notes (see discussion below). We anticipate that existing cash balances, availability under the Facility, cash generated from operations and an anticipated new financing will be sufficient to service existing debt and to meet our operating and capital requirements for the next 12 months. We have no mandatory payments of principal on the $200,000 of Senior Subordinated Notes outstanding prior to final maturity in 2009.

We arranged for the Facility to fund letters of credit required for our self-insurance programs. Additionally, the Facility provides working capital during those periods when seasonality affects our cash flow. We, as well as the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of August 11, 2003, our current ratio was 0.39 to 1. Our current ratio includes the classification of the Convertible Notes as a current liability.

The Facility permits borrowings of up to $100,000. As of August 11, 2003, we had $8,500 outstanding under our Facility, $49,552 outstanding on standby letters of credit, and available borrowings of $41,948. In addition to a blanket lien, certain assets secure the Facility, including all of our personal property assets and certain restaurant property deeds of trust with an estimated appraised value of $218,200. Borrowings bear interest at either the LIBOR rate plus an applicable margin or the Prime Rate plus an applicable margin, with interest due monthly. The applicable interest rate at August 11, 2003 is Prime Rate plus 2.25%, or 6.25% per annum. The agreement underlying the Facility includes certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets in the above described collateral pool, prepay certain debt, engage in a change of control transaction without the member banks’ consents, pay dividends, make investments or acquisitions and incur capital expenditures. Subject to the terms of the agreement, we can make capital expenditures of $50,000 per year, modified based on actual EBITDA (as defined in the Facility) and provided that $15,000 is available on the Facility at the time the expenditures are made. The full text of the contractual requirements imposed by this financing is set forth in the Fourth Amended and Restated Credit Agreement,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

and the amendments thereto, which we filed with the Securities and Exchange Commission. We were in compliance with such requirements as of August 11, 2003. On June 27, 2003, we amended the Facility to account for the writedown of Timber Lodge assets held for sale and to amend the minimum consolidated EBITDA requirement. Subject in certain instances to cure periods, the lenders under our Facility may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of our agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only if we are in default under the Facility), our 9.125% senior subordinated notes (“Senior Notes”) due 2009 and the Convertible Notes may also become accelerated under certain circumstances and after all cure periods have expired.

The Convertible Notes, which are unsecured obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 4.25% per annum in semi-annual coupons due on each March 15 and September 15, with all outstanding principal due and payable in March 2004. We have the right to prepay the notes at any time for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium, as of August 11, 2003, is 0.708% of the principal amount redeemed. The full text of the contractual requirements imposed by this financing is set forth in the indenture, which was filed with the Securities and Exchange Commission. We were in compliance with such requirements as of August 11, 2003. Subject in certain instances to cure periods, the holders of the Convertible Notes may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the indenture, in the event of specified events of insolvency, or if other significant obligations are accelerated.

The Senior Notes, which are unsecured obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 9.125% per annum in semi-annual coupons due on each May 1 and November 1, with all outstanding principal due and payable May 1, 2009. We do not have the right to prepay the notes until May 1, 2004, at which time we may prepay the notes for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium from May 1, 2004 to May 1, 2005 is 4.56% of the principal amount redeemed, but reduces annually through May 2007, at which point no premium is payable. The indenture includes certain restrictive covenants including limitations on our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, pay dividends, make investments, dispose of assets and make restricted payments. Restricted payments include certain loans, treasury stock repurchases and voluntary repurchases of outstanding debt. As of August 11, 2003, the remaining amount of permitted restricted payments is $28,734. The full text of the contractual requirements imposed by this financing is set forth in the indenture, which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of August 11, 2003. Subject in certain instances to cure periods, the holders of the Senior Notes may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the indenture, specified events of insolvency, if we suffer certain adverse legal judgments or if other significant obligations are accelerated.

The terms of our significant financing agreements (the Facility, the Convertible Notes and the Senior Notes), are not dependent on any change in our credit rating. We believe the key company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, asset collateral bases and the level of our equity capital relative to our debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.

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

We are considering various strategies to address the maturation of the Convertible Notes. Strategies we may implement include obtaining new bank debt, a public debt offering, a restructuring of our existing convertible debt, or some combination thereof. In the event that we are unable to successfully implement one or more of those options we may be required to sell additional restaurants, which may be at a loss, to raise sufficient funds to retire the debt. Those losses may be material and may have a significant negative impact on our operating results.

During the twenty-eight weeks ended August 11, 2003, cash provided by operating activities was $45,824. Cash used in investing activities during the twenty-eight weeks ended August 11, 2003, totaled $11,772, which principally consisted of purchases of property and equipment, which were partially offset by proceeds from the sale of property and equipment. Cash used in financing

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

activities during the twenty-eight weeks ended August 11, 2003, totaled $30,096, which principally consisted of repayments of short-term debt.

Capital expenditures were:

Twenty-eight Weeks Ended
August 11, 2003

New restaurants (including restaurants under development)
Carl’s Jr	$1,449
Hardee’s	1,472
La Salsa	2,146
Remodels/Dual-branding (including construction in process)
Carl’s Jr	2,179
Hardee’s	6,792
Other restaurant additions
Carl’s Jr	2,000
Hardee’s	3,293
La Salsa	1,430
Capitalized interest	228
Corporate/other	2,168

Total	$23,157

As of August 11, 2003, we had remodeled 80% of the Hardee’s company-operated restaurants to the Star Hardee’s format and had installed charbroilers in 99% of the company-operated restaurants.

In an effort to improve operations we have relocated several of our corporate facilities. During 2002, we began relocating our executive headquarters to the Santa Barbara, California area. We entered into a five-year agreement to lease the facility. During 2001, we relocated Hardee’s corporate offices to St. Louis, Missouri and entered into a five-year agreement to lease a portion of the facility.

Contractual Obligations

We enter into purchasing contracts and pricing arrangements to control costs for commodities that are subject to price volatility. These arrangements result in unconditional purchase obligations (see further discussion regarding these obligations in “Item 3 — Quantitative and Qualitative Disclosures About Market Risk”) which, as of August 11, 2003, totaled $41,960.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our $100,000 Facility. As of August 11, 2003, we had $8,500 of borrowings and $49,552 of letters of credit outstanding under the credit facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $581. The estimated reduction is based upon the outstanding balance of the Facility and the weighted-average interest rate for the quarter and assumes no change in the volume, index or composition of debt as in effect August 11, 2003. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in the consolidated balance sheet. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices (see page Turnaround Strategy), could result in lower restaurant-level operating margins for our restaurant concepts.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings.

There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
OTHER INFORMATION

Part II.   Other Information.

Item 1.   Legal Proceedings.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 17, 2003 for the purpose of electing certain members of the board of directors.

Management’s nominees for directors, whose term expired as of the date of the Annual Meeting, were elected by the following vote:

	Shares Voted For	Authority to Vote Withheld

William P Foley, II	45,020,324	4,339,132
Carl N. Karcher	47,489,938	1,869,518
Daniel E. Ponder, Jr.	47,593,801	1,765,655
Ronald B. Maggard	48,559,353	800,103

The following individuals also continue to serve on the board of directors:

Byron Allumbaugh, Peter Churm, Carl L. Karcher, Daniel D. (Ron) Lane, Andrew F. Puzder and Frank P. Willey.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
EXHIBITS AND REPORTS ON FORM 8-K

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC. (Registrant)

September 17, 2003 Date	/s/ Theodore Abajian Theodore Abajian Executive Vice President Chief Financial Officer