Form 10-Q/A
period 2003-08-11
CKE RESTAURANTS INC
filed 2003-09-22
CIK 919628

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

     This quarterly report on Form 10-Q/A is being filed to amend and restate in its entirety the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 11, 2003, which was filed with the SEC on September 17, 2003. The Registrant is correcting the following information.

(1)	The Registrant is making wording changes to the second paragraph of Note (5) to Condensed Consolidated Financial Statements.

(2)	In Note (7) of Notes to Condensed Consolidated Financial Statements, the Registrant misreported capital expenditures for two of its segments and in total for the twelve week period ended August 12, 2002, misreported interest expense for two of its segments for the twenty-eight week period ended August 11, 2003, and misreported revenue for three of its segments, and capital expenditures for two of its segments and in total, for the twenty-eight week period ended August 12, 2002.

(3)	The Registrant is making formatting changes to the second table of Note (8) of Notes to Condensed Consolidated Financial Statements.

(4)	The Registrant is making wording changes to the first paragraph of Item (2), Management’s Discussion and Analysis of Financial Condition and Results of Operation, appearing under the caption “Introduction and Safe Harbor Disclosure.”

(5)	In Item (2), Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the caption “Operating Review”, in the tables for the twelve weeks ended August 11, 2003 and the twenty-eight weeks ended August 11, 2003, the Registrant is making conforming rounding adjustments.

(6)	In Item (2), Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the caption “Operating Review,” in the table for the twelve weeks ended August 12, 2002, the Registrant misreported the percentage decrease in franchise-operated same-store sales for its Hardee’s segment for the twelve week period ended August 12, 2002.

(7)	The Registrant is making a classification correction in Item (2), Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the caption “Presentation of Non-GAAP Measurements”, in the table that reconciles EBITDA to cash flow provided by operating activities for the twenty-eight week period ended August 12, 2002.

(8)	In Item (2), Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the caption La Salsa, the Registrant is making a conforming rounding adjustment to the fourth paragraph.

(9)	In Item (2), Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the caption “Income Taxes”, the Registrant is making wording changes clarifying that its provision for income taxes for the twenty-eight week period ended August 12, 2002 was a benefit.

The consolidated financial position, operating results and cash flows of the Company for all of the periods presented have not changed from the previously filed quarterly report on Form 10-Q for the quarter ended August 11, 2003.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A includes certain currently dated certifications. This Amendment continues to speak as of the date of the original filing of the Quarterly Report, and the Registrant has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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

The Company is amending certain financial data contained in its previously filed quarterly report on Form 10-Q for the quarter ended August 11, 2003.

In note 7, for the twelve weeks ended August 12, 2002 the Company is correcting the capital expenditures for its La Salsa and other segments and in total. For the twenty-eight weeks ended August 11, 2003, the Company is reclassifying interest expense between the La Salsa and other segments. For the twenty-eight weeks ended August 12, 2002, the Company is reclassifying revenue among the Hardee’s, La Salsa and other segments and correcting the capital expenditures for the La Salsa and other segments and in total.

Under note 5, the Company has identified the real estate broker as a related party.

The consolidated financial position, operating results and cash flows of the Company for all of the periods presented has not changed from the previous filed quarterly report on Form 10-Q for the quarter ended August 11, 2003.

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

On a quarterly basis, the Company evaluates the adequacy of its estimated liability for closing restaurants and subsidizing restaurant lease payments to franchisees and modifies the assumptions used based on actual results from selling surplus properties and terminating leases, and estimated property values obtained from a real estate broker (a related party). The Company closed one Hardee’s and one Carl’s Jr. company-operated restaurants during the twelve weeks ended August 11, 2003. The Company closed four Hardee’s, two La Salsa company-operated restaurants and one Carl’s Jr. company-operated restaurants during the twenty-eight weeks ended August 11, 2003. During the twelve weeks ended August 11, 2003, the Company identified five Hardee’s restaurants that it believed it should continue operating, but whose estimated fair value did not support the related net asset values and, accordingly, an impairment charge in the amount of $ 722 was recorded.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Twelve Weeks Ended	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

August 11, 2003
Revenue	$168,301	$154,198	$10,832	$388	$333,719
Operating income (loss)	15,672	(231)	17	(83)	15,375
Interest expense	1,345	7,726	(32)	(15)	9,024
Total assets	268,154	451,621	68,741	18,197	806,713
Capital expenditures	1,779	3,012	1,820	1,484	8,095
Depreciation and amortization	5,611	8,294	863	44	14,812

August 12, 2002
Revenue	$162,589	$153,711	$10,809	$462	$327,571
Operating income (loss)	16,184	1,225	232	(117)	17,524
Interest expense	1,436	8,220	4	—	9,660
Total assets (as of January 31, 2003)	299,522	473,095	45,091	25,765	843,473
Capital expenditures	3,347	8,479	878	773	13,477
Depreciation and amortization	5,861	7,828	845	76	14,610

Twenty-eight Weeks Ended	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

August 11, 2003
Revenue	$387,024	$341,335	$23,971	$947	$753,277
Operating income (loss)	34,034	(9,475)	(170)	452	24,841
Interest expense	2,880	18,357	(27)	(8)	21,202
Total assets	268,154	451,621	68,741	18,197	806,713
Capital expenditures	5,737	11,639	3,613	2,168	23,157
Depreciation and amortization	13,377	18,680	1,913	98	34,068

August 12, 2002
Revenue	$379,973	$351,176	$19,850	$970	$751,969
Operating income (loss)	34,918	1,304	524	(81)	36,665
Interest expense	3,542	19,187	4	—	22,733
Total assets (as of January 31, 2003)	299,522	473,095	45,091	25,765	843,473
Capital expenditures	5,717	17,548	1,341	2,657	27,263
Depreciation and amortization	14,058	18,191	1,278	86	33,613

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Safe Harbor Disclosure

CKE Restaurants, Inc. and its Subsidiaries (collectively referred to as the “Company”) is comprised of the operations of Carl’s Jr., Hardee’s, La Salsa Fresh Mexican Grill (“La Salsa”), and The Green Burrito (“Green Burrito”), which is primarily operated as a dual-brand concept with Carl’s Jr. quick-service restaurants. The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 27, 2003 (collectively, the “2003 Financial Statements”). All note references herein refer to the accompanying notes to Condensed Consolidated Financial Statements (“Financial Statements”).

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

	Twelve Weeks Ended August 11, 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total

Company-operated revenue	$121,792	$138,611	$10,439	$326	$271,168
Company-operated average unit volume (trailing 13 periods)	1,158	758	726
Franchise-operated average unit volume (trailing 13 periods)	1,060	794	684
Average check (B)	$5.55	$4.38	$9.20
Company-operated same-store sales increase (decrease) (C)	2.3%	1.0%	(2.0)%
Company-operated same-store transaction decrease (D)	(1.0)%	(7.0)%	(3.0)%
Franchise-operated same-store sales increase (decrease) (C)	(1.3)%	(1.8)%	4.5%
Operating costs as a % of company-operated revenue
Food and packaging	28.5%	31.3%	25.9%
Payroll and employee benefits	28.5%	33.8%	30.2%
Occupancy and other operating costs	21.2%	23.4%	33.1%
Restaurant level margin	21.8%	11.5%	10.8%
Advertising as a percentage of company-operated revenue	6.4%	6.2%	1.0%
Franchising revenue:
Royalties	$5,078	$9,192	$393	$62	$14,725
Distribution centers	36,342	4,209	—	—	40,551
Rent	4,927	2,080	—	—	7,007
Other	162	106	—	—	268

Total franchising revenue	$46,509	$15,587	$393	$62	$62,551

Franchising expense:
Administrative expense (including provision for bad debts)	$977	$1,511	$128	$—	$2,616
Distribution centers	35,341	3,891	—	—	39,232
Rent & other occupancy	4,882	1,777	—	—	6,659

Total franchising expense	$41,200	$7,179	$128	$—	$48,507

Net franchising income	$5,309	$8,408	$265	$62	$14,044

Operating income (loss)	$15,672	$(231)	$17	$(83)	$15,375
Facility action charges (gains), net	(633)	1,293	192	(21)	831

Operating income (loss) excluding facility action charges	$15,039	$1,062	$209	$(104)	$16,206

EBITDA (as calculated on page 32)	$21,559	$7,886	$854	$116	$30,415

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Twelve Weeks Ended August 12, 2002

	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total

Company-operated revenue	$118,673	$137,981	$10,384	$392	$267,430
Company-operated average unit volume (trailing 13 periods)	1,158	779	726
Franchise-operated average unit volume (trailing 13 periods)	1,058	823	625
Average check (B)	$5.36	$4.02	$9.00
Company-operated same-store sales increase (decrease) (C)	0.6%	(1.0)%	1.9%
Company-operated same-store transaction increase (decrease) (D)	(4.2)%	(7.0)%	1.3%
Franchise-operated same-store sales increase (decrease) (C)	2.6%	(2.2)%	(0.2)%
Operating costs as a % of company-operated revenue
Food and packaging	27.4%	29.4%	26.8%
Payroll and employee benefits	28.8%	34.8%	31.6%
Occupancy and other operating costs	19.7%	22.4%	25.5%
Restaurant level margin	24.1%	13.4%	16.1%
Advertising as a percentage of company-operated revenue	6.8%	6.0%	3.3%
Franchising revenue:
Royalties	$4,855	$9,642	$425	$70	$14,992
Distribution centers	34,719	3,681	—	—	38,400
Rent	4,261	2,286	—	—	6,547
Other	81	121	—	—	202

Total franchising revenue	$43,916	$15,730	$425	$70	$60,141

Franchising expense:
Administrative expense (including provision for bad debts)	$386	$1,443	$116	$—	$1,945
Distribution centers	33,703	3,611	—	—	37,314
Rent & other occupancy	4,386	2,157	—	—	6,543

Total franchising expense	$38,475	$7,211	$116	$—	$45,802

Net franchising income	$5,441	$8,519	$309	$70	$14,339

Operating income (loss)	$16,184	$1,225	$232	$(117)	$17,524
Facility action charges, net	564	1,511	—	—	2,075

Operating income (loss) excluding facility action charges	$16,748	$2,736	$232	$(117)	$19,599

EBITDA (as calculated on page 32)	$22,161	$9,353	$1,077	$3,239	$35,830

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

		Twenty-eight Weeks Ended August 11, 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total

Company-operated revenue	$280,076	$306,224	$23,135	$775	$610,210
Average check (B)	$5.44	$4.25	$9.10
Company-operated same-store sales increase (decrease) (C)	0.8%	(1.7)%	(2.0)%
Company-operated same-store transaction increase (decrease) (D)	(1.7)%	(8.7)%	(4.2)%
Franchise-operated same-store sales increase (decrease) (C)	(1.5)%	(4.1)%	1.9%
Operating costs as a % of company-operated revenue
Food and packaging	28.4%	31.1%	26.1%
Payroll and employee benefits	28.8%	35.8%	30.9%
Occupancy and other operating costs	21.6%	23.8%	32.2%
Restaurant-level margin	21.2%	9.3%	10.8%
Advertising as a percentage of company-operated revenue	6.4%	6.3%	2.1%
Franchising revenue:
Royalties	$11,647	$19,665	$836	$172	$32,320
Distribution centers	82,921	11,067	—	—	93,988
Rent	12,023	4,199	—	—	16,222
Other	357	180	—	—	537

Total franchising revenue	$106,948	$35,111	$836	$172	$143,067

Franchising expense:
Administrative expense (including provision for bad debts)	$2,336	$3,062	$263	$—	$5,661
Distribution centers	80,770	11,257	—	—	92,027
Rent & other occupancy	11,654	4,071	—	—	15,725

Total franchising expense	$94,760	$18,390	$263	$—	$113,413

Net franchising income	$12,188	$16,721	$573	$172	$29,654

Operating income (loss)	$34,034	$(9,475)	$(170)	$452	$24,841
Facility action charges (gains), net	(303)	2,749	192	(745)	1,893

Operating income (loss) excluding facility action charges	$33,731	$(6,726)	$22	$(293)	$26,734

EBITDA (as calculated on page 32)	$47,966	$8,073	$1,717	$743	$58,499

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The following table reconciles EBITDA (a non-GAAP measurement) to cash flow provided by operating activities (a GAAP measurement):

	Twelve Weeks Ended		Twenty-eight Weeks Ended

	August 11, 2003	August 12, 2002	August 11, 2003	August 12, 2002

Cash flow provided by operating activities	$28,156	$42,175	$45,824	$63,759
Interest expense	9,024	9,660	21,202	22,733
Income tax expense (benefit)	370	572	723	(2,128)
Interest on fee and discount amortization	1,123	997	(2,536)	(2,165)
(Provision for) recovery of losses on accounts and notes receivable	(30)	(6)	(2,094)	239
Gain on investments, sales of property and equipment, capital leases and extinguishment of debt	(290)	2,568	(89)	6,497
Facility action charges, net	(831)	(2,075)	(1,893)	(5,062)
Other, non-cash charges (credits)	139	(356)	160	(426)
Income tax refund accrued	—	79	—	3,721
Change in estimated liability for closing restaurants and estimated liability for self-insurance	156	5,055	5,802	10,316
Net change in income tax receivable	(497)	(6,494)	(639)	(7,021)
Net change in receivables, inventories, prepaid expenses and other current assets	5,163	901	(5,820)	(673)
Net change in accounts payable and other current liabilities	(9,873)	(16,378)	(2,357)	(13,517)
Net loss from discontinued operations	47	(216)	(2,067)	(16)
Net cash used by discontinued operations	50	1,129	216	1,907

EBITDA	32,707	37,611	56,432	78,164
EBITDA provided by discontinued operations	(2,292)	(1,781)	2,067	16

EBITDA provided by continuing operations	$30,415	$35,830	$58,499	$78,180

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

Same-store sales from company-operated La Salsa restaurants decreased 2.0% during the twenty-eight weeks ended August 11, 2003. During the twenty-eight weeks ended August 11, 2003, revenue from company-operated La Salsa restaurants increased $4,022, or 21.0%, when compared to the twenty-eight weeks ended August 12, 2002, as a result of recording 31 additional days of revenue during that period (we acquired La Salsa on March 1, 2002, resulting in our recording of less than a full twenty-eight weeks of revenue during the first two quarters of fiscal 2003) and the opening of five new restaurants, partially offset by the closing of two restaurants during the past year.

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

Income Taxes

We recorded income tax expense for the twelve and twenty-eight weeks ended August 11, 2003, of $370 and $723, respectively. We recorded an income tax expense for the twelve weeks ended August 12, 2002, of $572 and income tax benefit of $2,128 for the twenty-eight weeks ended August 12, 2002. We believe that our net operating losses are such that we will not be required to pay federal income taxes on this fiscal year’s taxable earnings, if any, and have only provided for minimum state franchise taxes and foreign income taxes. Our deferred tax assets net to $0 due to our valuation allowance of approximately $164,000 at August 11, 2003.

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

CKE RESTAURANTS, INC. (Registrant)

September 22, 2003 Date	/s/ Theodore Abajian Theodore Abajian Executive Vice President Chief Financial Officer