Form 10-Q
period 2003-11-03
CKE RESTAURANTS INC
filed 2003-12-10
CIK 919628

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         For the quarter ended November 3, 2003

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

     As of December 1, 2003, 57,613,086 shares of the Registrant’s Common Stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

INDEX

		Page

Part I. Financial Information
Item 1	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets as of November 3, 2003 and January 31, 2003	3
	Condensed Consolidated Statements of Operations for the twelve weeks and forty weeks ended	4
	November 3, 2003 and November 4, 2002
	Condensed Consolidated Statement of Stockholders' Equity for the forty weeks ended	5
	November 3, 2003
	Condensed Consolidated Statements of Cash Flows for the forty weeks ended November 3, 2003	6
	and November 4, 2002
	Notes to Condensed Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4	Controls and Procedures	47
Part II. Other Information
Item 2	Changes in Securities and Use of Proceeds	48
Item 6	Exhibits and Reports on Form 8-K	49

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	November 3, 2003	January 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$25,680	$18,440
Accounts receivable, net	27,558	40,593
Related party trade receivables	6,254	5,106
Inventories	17,877	19,224
Prepaid expenses	11,622	16,325
Assets held for sale	16,734	21,170
Other current assets	1,500	1,492

Total current assets	107,225	122,350
Notes receivable	3,622	3,891
Property and equipment, net	537,943	553,325
Property under capital leases, net	55,693	59,014
Goodwill	56,708	56,708
Other assets	36,889	48,185

Total assets	$798,080	$843,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank indebtedness	$—	$25,000
Convertible subordinated notes	22,319	—
Current portion of capital lease obligations	8,103	9,782
Accounts payable	44,649	56,968
Other current liabilities	105,943	102,052

Total current liabilities	181,014	193,802
Capital lease obligations, less current portion	59,073	62,518
Senior subordinated notes	200,000	200,000
Convertible subordinated notes due 2004	—	122,319
Convertible subordinated notes due 2023	105,000	—
Other long-term liabilities	55,691	71,260

Total liabilities	600,778	649,899

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 59,193,000 and 58,868,000 shares at November 3, 2003 and January 31, 2003, respectively	592	589
Additional paid-in capital	464,598	463,474
Non-employee director and officer notes receivable	(2,530)	(2,530)
Accumulated deficit	(254,952)	(257,553)
Treasury stock at cost, 1,585,000 shares	(10,406)	(10,406)

Total stockholders’ equity	197,302	193,574

Total liabilities and stockholders’ equity	$798,080	$843,473

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended

	November 3, 2003	November 4, 2002	November 3, 2003	November 4, 2002

Revenue:
Company-operated restaurants	$271,026	$255,865	$881,237	$867,144
Franchised and licensed restaurants and other	63,751	56,964	206,817	197,653

Total revenue	334,777	312,829	1,088,054	1,064,797

Operating costs and expenses:
Restaurant operations:
Food and packaging	81,600	73,735	262,549	249,549
Payroll and other employee benefit expenses	86,687	81,402	284,232	277,565
Occupancy and other operating expenses	60,465	59,491	201,356	191,141

	228,752	214,628	748,137	718,255
Franchised and licensed restaurants and other	49,962	43,105	163,376	150,561
Advertising expenses	16,719	16,710	54,302	55,472
General and administrative expenses	25,777	27,271	82,232	88,292
Facility action charges, net	1,301	765	3,193	5,827

Total operating costs and expenses	322,511	302,479	1,051,240	1,018,407

Operating income	12,266	10,350	36,814	46,390
Interest expense	(9,947)	(9,588)	(31,149)	(32,321)
Other income (expense), net	(76)	3,904	(487)	11,806

Income before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	2,243	4,666	5,178	25,875
Income tax expense (benefit)	192	(5,393)	622	(8,143)

Income from continuing operations	2,051	10,059	4,556	34,018
Income (loss) from operations of discontinued segment (net of income tax benefit of $21, $30, $47 and $26 for the twelve-week periods ended November 3, 2003 and November 4, 2002, and the forty-week periods ended November 3, 2003 and November 4, 2002, respectively)	111	(556)	(1,955)	(568)

Income before cumulative effect of accounting change for goodwill	2,162	9,503	2,601	33,450
Cumulative effect of accounting change for goodwill	—	—	—	(175,780)

Net income (loss)	$2,162	$9,503	$2,601	$(142,330)

Basic income (loss) per common share:
Continuing operations	$0.04	$0.18	$0.07	$0.60
Discontinued operations (including loss on discontinued segment)	—	(0.01)	(0.03)	(0.01)

Income before cumulative effect of accounting change for goodwill	0.04	0.17	0.04	0.59
Cumulative effect of accounting change for goodwill	—	—	—	(3.11)

Net income (loss)	$0.04	$0.17	$0.04	$(2.52)

Diluted income (loss) per common share:
Continuing operations	$0.04	$0.17	$0.07	$0.59
Discontinued operations (including loss on discontinued segment)	—	(0.01)	(0.03)	(0.01)

Income before cumulative effect of accounting change for goodwill	0.04	0.16	0.04	0.58

Cumulative effect of accounting change for goodwill	—	—	—	(3.03)

Net income (loss)	$0.04	$0.16	$0.04	$(2.45)

Weighted-average common shares outstanding:
Basic	59,183	57,243	59,096	56,483
Dilutive effect of stock options	1,304	1,896	1,063	1,610

Diluted	60,487	59,139	60,159	58,093

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)
(Unaudited)

	Forty Weeks Ended November 3, 2003

	Common Stock					Treasury Stock

				Non-
				Employee
			Additional	Director and				Total
	Number of		Paid-In	Officer Notes	Accumulated	Number of		Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Shares	Amount	Equity

Balance at January 31, 2003	58,868	$589	$463,474	$(2,530)	$(257,553)	(1,585)	$(10,406)	$193,574
Exercise of stock options	325	3	1,124	—	—	—	—	1,127
Net income	—	—	—	—	2,601	—	—	2,601

Balance at November 3, 2003	59,193	$592	$464,598	$(2,530)	$(254,952)	(1,585)	$(10,406)	$197,302

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended

	November 3, 2003	November 4, 2002

Cash flow from operating activities:
Net income (loss)	$2,601	$(142,330)
Adjustments to reconcile net income (loss) to cash provided by operating activities (excluding effects of acquisition in 2002):
Cumulative effect of accounting change for goodwill	—	175,780
Depreciation and amortization	49,347	48,013
Amortization of loan fees	3,618	3,199
Provision (recovery) for losses on accounts and notes receivable	1,980	(793)
(Gain) loss on investments, sale of property and equipment, capital leases and extinguishment of debt	541	(10,811)
Facility action charges, net	3,193	5,827
Other non-cash items	(383)	8
Income tax refund accrued	—	(8,852)
Income tax refund received	723	12,724
Change in estimated liability for closing restaurants, estimated liability for self-insurance and other long-term liabilities	(4,694)	(14,732)
Net change in accounts receivable, inventories, prepaid expenses and other current assets	10,592	(875)
Net change in accounts payable and other current liabilities	(6,133)	7,780
Loss from operations of discontinued segment	1,955	568
Cash provided to discontinued segment	(237)	(2,234)

Cash provided by operating activities	63,103	73,272

Cash flow from investing activities:
Purchases of property and equipment	(32,995)	(43,768)
Proceeds from sale of:
Marketable securities and long-term investments	—	8,959
Property and equipment	12,451	16,051
Collections on notes receivable and related party receivables	4,884	960
Cash received from acquisition, net of payments made to acquire SBRG	—	1,368
Net change in other assets	968	322

Cash used in investing activities	(14,692)	(16,108)

Cash flow from financing activities:
Net change in bank overdraft	(7,566)	(9,874)
Long-term borrowings	149,500	74,500
Repayments of long-term debt	(274,500)	(101,540)
Repayments of capital lease obligations	(7,868)	(8,163)
Collections on non-employee director and officer notes receivable	—	1,555
Payment of deferred financing costs	(968)	(5,366)
Net change in other long-term liabilities	(2,484)	(1,667)
Proceeds from issuance of convertible debt	101,588	—
Proceeds from exercise of stock options	1,127	1,250

Cash used in financing activities	(41,171)	(49,305)

Increase in cash and cash equivalents	7,240	7,860
Cash and cash equivalents at beginning of period	18,440	24,642

Cash and cash equivalents at end of period	$25,680	$32,502

Supplemental disclosures of cash flow information:
Cash (paid) received during the period for:
Interest	$(33,397)	$(34,265)

Income taxes	$(1,521)	$11,854

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$232	$237

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE (1) BASIS OF PRESENTATION

CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, The Green Burrito® (“Green Burrito”) and La Salsa Fresh Mexican Grill® (“La Salsa”) concepts. Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-brand Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California. As of November 3, 2003, the Company’s system-wide restaurant portfolio consisted of:

	Carl's Jr.	Hardee's	La Salsa	Other	Total

Company-operated	440	721	60	4	1,225
Franchised and licensed	563	1,413	40	17	2,033

Total	1,003	2,134	100	21	3,258

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

Stock-Based Compensation

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

For purposes of the following pro forma disclosures required by SFAS 148 and SFAS 123, the fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The assumptions used for grants in the twelve week and forty week periods ended November 3, 2003 and November 4, 2002 are as follows:

	November 3, 2003	November 4, 2002

Annual dividends	$—	$—
Expected volatility	140.0%	69.5%
Risk-free interest rate (matched to the expected term of the outstanding option)	2.99%	3.64%
Expected life of all options outstanding (years)	5.45	5.45
Weighted-average fair value of each option granted
Twelve weeks ended	$6.08	$—
Forty weeks ended	$5.20	$6.90

The assumptions used to determine the fair value of each option granted are highly subjective. Changes in the assumptions used would affect the fair value of the options granted as follows:

	Increase (Decrease) in Fair Value of Options Granted

	Twelve Weeks Ended	Forty Weeks Ended	Forty Weeks Ended
Change in Assumption	November 3, 2003	November 3, 2003	November 4, 2002

10% increase in expected volatility	$0.14	$0.12	$0.64
1% increase in risk-free interest rate	$0.02	$0.01	$0.12
10% decrease in expected volatility	$(0.17)	$(0.14)	$(0.69)
1% decrease in risk-free interest rate	$(0.02)	$(0.02)	$(0.12)

The following tables reconcile reported net income (loss) to pro forma net income (loss) assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123:

	Twelve Weeks Ended

	November 3, 2003	November 4, 2002

Net income, as reported	$2,162	$9,503
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(892)	(729)

Net income — pro forma	$1,270	$8,774

Income per common share:
Basic — as reported	$0.04	$0.17
Basic — pro forma	$0.02	$0.15
Diluted — as reported	$0.04	$0.16
Diluted — pro forma	$0.02	$0.15

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

	Forty Weeks Ended

	November 3, 2003	November 4, 2002

Net income (loss), as reported	$2,601	$(142,330)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,520)	(2,141)

Net income (loss) — pro forma	$81	$(144,471)

Income (loss) per common share:
Basic — as reported	$0.04	$(2.52)
Basic — pro forma	$0.00	$(2.56)
Diluted — as reported	$0.04	$(2.45)
Diluted — pro forma	$0.00	$(2.49)

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

During the first quarter of fiscal 2004, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections (“SFAS 145”). As permitted, the Company had previously implemented the provisions of SFAS 145 regarding debt extinguishment in the first quarter of fiscal 2003. SFAS 145 eliminates the presumption of classification of debt extinguishment activity as an extraordinary item, eliminates inconsistencies in lease modification treatment and makes various technical corrections or clarifications of other existing authoritative pronouncements. The adoption of SFAS 145 did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of fiscal 2004, the Company adopted Emerging Issues Task Force No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor (“EITF 02-16”). EITF 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor and is effective for transactions entered into or modified after December 31, 2002. The Company’s initial adoption of EITF 02-16 did not have a material effect on the Company’s consolidated financial statements.

During the third quarter of fiscal 2004, the Company adopted Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement was originally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

entities. For mandatorily redeemable non-controlling interests, the measurement provisions of SFAS 150 have been deferred indefinitely. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

NOTE (3) ACQUISITION

On March 1, 2002, the Company acquired Santa Barbara Restaurant Group, Inc. (“SBRG”). SBRG owns, operates and franchises the Green Burrito, La Salsa and Timber Lodge restaurant chains. At the time of acquisition, as a result of the Company’s dual-branding relationship with GB Franchise Corporation, an indirect wholly-owned subsidiary of SBRG, Carl’s Jr. had been SBRG’s largest franchisee. The Company acquired SBRG for strategic purposes, which included gaining control of the Green Burrito brand, eliminating the payment of royalties on franchised Green Burrito restaurants, investing in the fast-casual segment, which is an emerging competitor to the quick-service restaurant segment, and providing the Company with a growth opportunity in the “Fresh Mex” segment with La Salsa. The results of operations of SBRG are included in the operating results for the twelve week and forty week periods ended November 3, 2003, the twelve week period ended November 4, 2002 and the period from March 1, 2002 (date of acquisition) through November 4, 2002. The purchase price consisted of 6,352,000 shares of the Company’s common stock, warrants to purchase 982,000 shares of the Company’s common stock and options to purchase 1,679,000 shares of the Company’s common stock, valued in total at $78,815 as of the closing, plus transaction costs of $1,465.

The final allocation of the purchase price to the assets acquired, including the goodwill and liabilities assumed in the acquisition of SBRG are as follows:

	Initial		Final
	Purchase Price	Adjustments to the	Purchase Price
	Allocation	Initial Allocation	Allocation

Current assets	$5,173	$(2,099)	$3,074
Property and equipment	33,722	(22,699)	11,023
Goodwill	32,225	12,504	44,729
Net assets held for sale	—	9,835	9,835
Other assets	30,566	(6,784)	23,782

Total assets acquired	101,686	(9,243)	92,443

Current liabilities	13,141	(7,670)	5,471
Long-term debt, excluding current portion	6,500	—	6,500
Other long-term liabilities	2,230	(2,038)	192

Total liabilities assumed	21,871	(9,708)	12,163

Net assets acquired	$79,815	$465	$80,280

The Company has made adjustments to the initial purchase price allocation, the impact of which was immaterial to the Company’s results of operations, as follows:

Increase in net assets held for sale due to plan to divest Timber Lodge	$9,835
Decrease in property and equipment due to adjustments for capital leases, leasehold improvements, other property and equipment, and reclass to net assets held for sale	(22,699)
Decrease in current assets due to reclassification to net assets held for sale	(2,099)
Decrease in other assets due to adjustments for prepaid expenses and net assets held for sale	(6,784)
Increase in goodwill due to adjustments listed above	12,504
Decrease in current liabilities due to adjustments for leases at Timber Lodge and reclassification to net assets held for sale	7,670
Decrease in other long-term liabilities due to adjustments to record additional estimated liabilities for closing restaurants and reclass to net assets held for sale	2,038

Change in purchase price	$465

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The Company acquired identifiable intangible assets as a result of the acquisition of SBRG. The intangible assets acquired, included in other assets above, excluding goodwill, are classified and valued as follows:

			Adjustments to
			the Initial
	Amortization	Initial Balance	Balance Sheet	Final Balance
Intangible Asset	Period	Sheet Allocation	Allocation	Sheet Allocation

Trademarks	20 years	$17,000	$171	$17,171
Franchise agreements	20 years	1,700	80	1,780
Favorable leases	6 to 15 years	9,600	(6,468)	3,132
Other intangible assets	20 years	46	(46)	—

Total intangible assets acquired		$28,346	$(6,263)	$22,083

Amortization expense related to identifiable intangible assets acquired as a result of the acquisition of SBRG was approximately $322, $1,074, $317 and $925 for the twelve week and forty week periods ended November 3, 2003, the twelve week period ended November 4, 2002 and the period from March 1, 2002 (the date of acquisition) through November 4, 2002, respectively.

Selected unaudited pro forma combined results of operations for the forty weeks ended November 4, 2002, assuming the SBRG acquisition occurred on January 30, 2002, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, are as follows:

Forty Weeks Ended
November 4, 2002

Total revenue	$1,066,138

Income from continuing operations	$32,963
Loss from discontinued operations	(722)

Income before cumulative effect of accounting change for goodwill	32,241
Cumulative effect of accounting change for goodwill	(175,780)

Net loss	$(143,539)

Basic income (loss) per common share:
Income from continuing operations	$0.56
Loss from discontinued operations	(0.01)

Income before cumulative effect of accounting change for goodwill	0.55
Cumulative effect of accounting change for goodwill	(3.02)

Net loss	$(2.47)

Diluted income (loss) per common share:
Income from continuing operations	$0.55
Loss from discontinued operations	(0.01)

Income before cumulative effect of accounting change for goodwill	0.54
Cumulative effect of accounting change for goodwill	(2.94)

Net loss	$(2.40)

Weighted-average common shares outstanding:
Basic	58,220
Dilutive effect of stock options and awards	1,610

Diluted	59,830

NOTE (4) INDEBTEDNESS AND RELATED INTEREST EXPENSE

As of November 3, 2003, the Company’s senior credit facility (“Facility”) consisted of a $100,000 revolving credit facility, which included a $75,000 letter of credit sub-facility, and was scheduled to mature December 14, 2003. As of November 3, 2003, the total cash borrowings outstanding under the Facility were $0, outstanding letters of credit

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

were $62,481 and the availability was $37,519. On November 12, 2003, the Company amended and restated the Facility. The new Facility consists of a $150,000 revolving credit facility and a $25,000 term loan. The revolving portion of the Facility includes an $80,000 letter of credit sub-facility and matures November 15, 2006. The principal amount of the term loan portion of the Facility will be repaid in quarterly installments maturing on April 1, 2008, and will be used to repay the still-outstanding portion of the Company’s 4.25% Convertible Subordinated Notes due 2004 (“2004 Convertible Notes”) at their maturity on March 15, 2004. The Facility includes certain restrictive covenants, including restrictions on the Company’s ability to incur debt, incur liens on its assets, dispose of assets or make any significant changes to its corporate structure or the nature of its business. Additionally, the Facility includes financial covenants requiring minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) and limiting the amount available to the Company for capital expenditures.

On September 29, 2003, the Company completed an offering of $105,000 of its 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”). Nearly all of the net proceeds of the offering of $101,588 were used to repurchase $100,000 of the 2004 Convertible Notes. The 2023 Convertible Notes bear interest at the annual rate of 4.0%, payable in semiannual installments due April 1 and October 1 each year. The 2023 Convertible Notes are unsecured general obligations of the Company and are contractually subordinate in right of payment to certain other Company obligations, including the Facility and the Company’s 9.125% Senior Subordinated Notes due 2009 (“Senior Notes”). On October 1 of 2008, 2013 and 2018, holders of the 2023 Convertible Notes have the right to require the Company to repurchase all or a portion of the notes at prices specified in the related indenture. The 2023 Convertible Notes are convertible into the Company’s common stock at a conversion rate of 112.4859 shares per one thousand dollars principal balance of the 2023 Convertible Notes upon the conditions set forth in the related indenture, which is being filed with the Securities and Exchange Commission as an exhibit to this report. The 2023 Convertible Notes were not convertible during the period September 29, 2003 through November 3, 2003.

During the twelve and forty week periods ended November 3, 2003, the Company repurchased $100,000 (face value) of the 2004 Convertible Notes for $100,708, which included a call premium of $708. That transaction resulted in the recognition of a loss on the retirement of debt of $708, which is recorded as other expense, net in the consolidated financial statements.

During the twelve weeks ended November 4, 2002, the Company repurchased $5,545 (face value) of the 2004 Convertible Notes for $4,817, at various prices ranging from $85.25 to $91.75. Those transactions resulted in the recognition of a gain on the retirement of debt of $728. During the forty weeks ended November 4, 2002, the Company repurchased $22,741 (face value) of the 2004 Convertible Notes for $20,299, at various prices ranging from $85.25 to $91.75. Those transactions resulted in the recognition of a gain on the retirement of debt in the amount of $2,442.

Gains and losses on the retirement of debt are recorded as other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

Interest expense consists of the following:

	Twelve Weeks Ended		Forty Weeks Ended

	November 3, 2003	November 4, 2002	November 3, 2003	November 4, 2002

Facility	$81	$121	$988	$690
Senior Notes	4,212	4,212	14,039	14,038
Capital lease obligations	2,443	2,069	6,671	6,955
2004 Convertible Notes	1,188	1,379	3,572	4,837
2023 Convertible Notes	415	—	415	—
Amortization of loan fees	1,159	1,034	3,618	3,199
Letter of credit fees and other	449	773	1,846	2,602

Total interest expense	$9,947	$9,588	$31,149	$32,321

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

On a quarterly basis, the Company evaluates the adequacy of its estimated liability for closing restaurants and subsidizing restaurant lease payments to franchisees and modifies the assumptions used based on actual results from selling surplus properties and terminating leases, and estimated property values obtained from a related party real estate broker. The Company closed nine Hardee’s company-operated restaurants and three Carl’s Jr. company-operated restaurants during the twelve weeks ended November 3, 2003. The Company closed 13 Hardee’s, two La Salsa and four Carl’s Jr. company-operated restaurants during the forty weeks ended November 3, 2003. The Company closed three Hardee’s company-operated restaurants during the twelve weeks ended November 4, 2002. The Company closed 17 Hardee’s company-operated restaurants and three Carl’s Jr. company-operated restaurants during the forty weeks ended November 4, 2002.

The components of facility action charges, net are as follows:

	Twelve Weeks Ended		Forty Weeks Ended

	November 3, 2003	November 4, 2002	November 3, 2003	November 4, 2002

Hardee’s
New decisions regarding closing restaurants	$264	$137	$698	$876
Favorable dispositions of leased property	(588)	(988)	(3,066)	(1,112)
Impairment of assets to be disposed of	248	296	3,562	2,121
Impairment of assets to be held and used	778	820	1,632	3,684
(Gain) loss on sales of restaurants and surplus properties, net	130	(134)	(526)	(2,829)
Amortization of discount related to estimated liability for closing restaurants	548	531	1,828	1,743

	1,380	662	4,128	4,483

Carl’s Jr.
New decisions regarding closing restaurants	131	5	145	178
Favorable dispositions of leased property	(292)	—	(537)	—
Impairment of assets to be disposed of	—	—	—	477
Impairment of assets to be held and used	—	—	562	641
Gain on sales of restaurants and surplus properties, net	(60)	(56)	(889)	(323)
Amortization of discount related to estimated liability for closing restaurants	68	154	263	371

	(153)	103	(456)	1,344

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Other
New decisions regarding closing restaurants	73	—	73	—
Favorable dispositions of leased property			(846)
Impairment of assets to be disposed of	1	—	1	—
Impairment of assets to be held and used	—	—	429	—
Gain on sales of restaurants and surplus properties, net	—	—	(136)	—

	74	—	(479)	—

Total
New decisions regarding closing restaurants	468	142	916	1,054
Favorable dispositions of leased property	(880)	(988)	(4,449)	(1,112)
Impairment of assets to be disposed of	249	296	3,563	2,598
Impairment of assets to be held and used	778	820	2,623	4,325
(Gain) loss on sales of restaurants and surplus properties, net	70	(190)	(1,551)	(3,152)
Amortization of discount related to estimated liability for closing restaurants	616	685	2,091	2,114

	$1,301	$765	$3,193	$5,827

The following table is a summary of the activity in the estimated liability for closing restaurants:

Balance at January 31, 2003	$36,390
New decisions regarding closing restaurants	916
Usage	(11,403)
Favorable dispositions of leased surplus properties	(4,449)
Discount amortization	2,091

Balance at November 3, 2003	23,545
Less current portion, included in Other current liabilities	13,652

Long-term portion, included in Other long-term liabilities	$9,893

The following table summarizes sales and operating losses related to the restaurants the Company closed during the twelve weeks ended November 3, 2003:

	Twelve Weeks Ended		Forty Weeks Ended

	November 3, 2003	November 4, 2002	November 3, 2003	November 4, 2002

Sales
Hardee’s	$402	$997	$2,446	$3,482
Carl’s Jr.	$269	$359	$1,065	$1,241
Operating loss
Hardee’s	$143	$60	$547	$179
Carl’s Jr.	$93	$55	$238	$168

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

The following table summarizes sales and operating losses related to the restaurants the Company closed during the forty weeks ended November 3, 2003:

	Twelve Weeks Ended		Forty Weeks Ended

	November 3, 2003	November 4, 2002	November 3, 2003	November 4, 2002

Sales
Hardee’s	$402	$1,517	$2,192	$5,264
Carl’s Jr.	$269	$512	$1,305	$1,715
Operating loss
Hardee’s	$143	$129	$747	$379
Carl’s Jr.	$93	$62	$286	$201

NOTE (6) INCOME (LOSS) PER SHARE

The Company presents “basic” income or loss per share, which represents net income or loss divided by the weighted average shares outstanding, and “diluted” income or loss per share, which includes the effect of all potentially dilutive common shares. Potentially dilutive common shares are considered in the computation of diluted net loss per share for the forty weeks ended November 4, 2002, because they are dilutive to income before the cumulative effect of accounting change for goodwill.

The following table presents the number of potentially dilutive shares, in thousands, of the Company’s common stock excluded from the computation of diluted earnings per share:

	Twelve Weeks Ended		Forty Weeks Ended

	November 3, 2003	November 4, 2002	November 3, 2003	November 4, 2002

2004 Convertible Notes	2,764	2,986	2,783	3,344
2023 Convertible Notes	4,821	—	1,446	—
Stock Options	4,543	5,146	5,297	4,038
Warrants	982	982	982	898

Potentially dilutive shares related to the 2004 Convertible Notes, stock options and warrants were excluded as their effect would have been anti-dilutive. Potentially dilutive shares related to the 2023 Convertible Notes were excluded because the notes were not convertible during the period and their effect would have been anit-dilutive.

NOTE (7) SEGMENT INFORMATION

The Company principally is engaged in developing, operating and franchising its Carl’s Jr., Hardee’s and La Salsa quick-service restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to the Facility, Senior Notes, 2004 Convertible Notes and 2023 Convertible Notes is allocated to Hardee’s based on the use of funds. Certain amounts that the Company does not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

	Carl's Jr.	Hardee's	La Salsa	Other	Total

Twelve Weeks Ended November 3, 2003
Revenue	$166,740	$157,449	$10,187	$401	$334,777
Operating income (loss)	13,019	77	(641)	(189)	12,266
Interest expense	2,080	7,886	(18)	(1)	9,947
Total assets	261,221	437,799	68,104	30,956	798,080
Capital expenditures	3,677	4,188	1,060	912	9,837
Goodwill	22,649	—	34,059	—	56,708
Depreciation and amortization	6,281	8,237	720	41	15,279

Twelve Weeks Ended November 4, 2002
Revenue	$153,992	$148,361	$10,002	$474	$312,829
Operating income (loss)	10,558	(94)	14	(128)	10,350
Interest expense	1,573	8,001	14	—	9,588
Total assets	288,268	458,334	45,768	38,462	830,832
Capital expenditures	6,444	10,244	553	879	18,120
Goodwill	22,649	—	34,059	—	56,708
Depreciation and amortization	5,910	7,797	652	41	14,400

Forty Weeks Ended November 3, 2003
Revenue	$553,764	$498,784	$34,158	$1,348	$1,088,054
Operating income (loss)	46,895	(9,580)	(802)	301	36,814
Interest expense	4,960	26,243	(45)	(9)	31,149
Total assets	261,221	437,799	68,104	30,956	798,080
Capital expenditures	9,305	15,745	4,636	3,309	32,995
Goodwill	22,649	—	34,059	—	56,708
Depreciation and amortization	19,657	26,918	2,632	140	49,347

Forty Weeks Ended November 4, 2002
Revenue	$533,964	$499,539	$29,850	$1,444	$1,064,797
Operating income (loss)	45,402	674	535	(221)	46,390
Interest expense	5,114	27,189	18	—	32,321
Total assets	288,268	458,334	45,768	38,462	830,832
Capital expenditures	12,388	29,322	1,386	672	43,768
Goodwill	22,649	—	34,059	—	56,708
Depreciation and amortization	19,968	25,987	1,932	126	48,013

NOTE (8) NET ASSETS HELD FOR SALE

In conjunction with the acquisition of SBRG, the Company made the decision to divest Timber Lodge as the concept does not fit with the Company’s core concepts of quick-service and fast-casual restaurants. During the first quarter of fiscal 2004, the Company received an offer to purchase Timber Lodge in a transaction that would generate net proceeds of approximately $10,000. We continue to negotiate with the interested party. We are currently evaluating our plans for Timber Lodge, including an assessment of whether to continue active efforts to divest. Net assets held for sale consisted of the following at November 3, 2003:

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

ASSETS
Current assets	$1,366
Property and equipment, net	8,958
Other assets	6,410

Total assets	$16,734

LIABILITIES
Current liabilities	$5,203
Other long-term liabilities	1,731

Total liabilities (included in Other current liabilities in the Company’s Condensed Consolidated Balance Sheet)	$6,934

Assets in excess of liabilities	$9,800

The operating results of Timber Lodge included in the Condensed Consolidated Statements of Operations as income (loss) from operations of discontinued segment are as follows:

	Twelve Weeks Ended		Forty	Period from
			Weeks Ended	March 1, 2002 to
	November 3, 2003	November 4, 2002	November 3, 2003	November 4, 2002

Revenue	$9,486	$9,901	$32,783	$29,635

Operating income (loss)	$72	$(554)	$(706)	$(523)
Interest expense (income)	(1)	33	23	93
Other income (expense), net
Loss on discontinuance of segment	—	—	(1,421)	—
Other, net	17	1	148	22
Income tax benefit	(21)	(30)	(47)	(26)

Net income (loss)	$111	$(556)	$(1,955)	$(568)

NOTE (9) RELATED PARTY TRANSACTIONS

In the past we have made relocation loans to officers of the Company, and we occasionally make relocation loans to other employees (excluding officers and directors). Relocation loans are forgiven over time if the employee remains an employee of the Company for a specific term, typically three to five years.

As of November 3, 2003, there were eight relocation loans outstanding with an aggregate balance of $205. For the twelve and forty weeks ended November 3, 2003, the amount forgiven, including interest, for all such employees, was approximately $26 and $174, respectively. Additionally, one outstanding loan in the amount of $64 was repaid in cash during the forty weeks ended November 3, 2003.

As of November 4, 2002, there were nine relocation loans outstanding with an aggregate balance of $440. During the twelve and forty weeks ended November 3, 2003, the amount forgiven, including interest, for all such employees was approximately $0 and $141, respectively.

During the forty weeks ended November 4, 2002, certain loans made under the Employee Stock Purchase Loan Plan and the Non-Employee Director Stock Purchase Loan Program (collectively the “Programs”), were fully collected in cash. The amounts repaid totaled $1,555.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE (10) OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following:

	Twelve Weeks Ended		Forty Weeks Ended

	November 3, 2003	November 4, 2002	November 3, 2003	November 4, 2002

Gain on the sale of Checkers stock	$—	$3,134	$—	$8,959
Gain (loss) on the repurchase of convertible subordinated notes	(708)	728	(708)	2,442
Other	632	42	221	405

Total other income (expense), net	$(76)	$3,904	$(487)	$11,806

NOTE (11) INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated for the full fiscal year.

For the twelve weeks and forty weeks ended November 3, 2003, the Company recorded an income tax expense of $192 and $622, respectively, which consisted of foreign taxes.

During the twelve weeks and forty weeks ended November 4, 2002, the Company recorded income tax benefits of $5,393 and $8,143, respectively. The income tax benefits were a result of changes in existing tax laws whereby the Company was allowed to carry back certain operating losses to prior years in which the Company had taxable income.

At November 3, 2003, the Company had a federal net operating loss (“NOL”) carryforward of approximately $83,400, expiring in varying amounts in the years 2021 through 2023 and state NOL carryforwards in the amount of $71,500 expiring in the years 2006 through 2023. The Company has a federal NOL carryforward for alternative minimum tax purposes of approximately $61,235. Additionally, the Company has an alternative minimum tax credit carryforward of approximately $7,300. The Company has generated general business credit carryforwards of approximately $9,700, expiring in varying amounts in the years 2020 through 2023, and foreign tax credits in the amount of $1,400, which expire in the years 2005 through 2008.

NOTE (12) NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

During January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIE’s”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. The Company has not entered into any material variable interest arrangements since January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the end of fiscal 2004, or January 26, 2004, for the Company). FIN 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when FIN 46 becomes effective.

The Company utilizes various advertising funds (“Funds”) to administer its advertising programs. The Carl’s Jr. National Advertising Fund (“CJNAF”) is Carl’s Jr.’s sole cooperative advertising program. The Company consolidates CJNAF into its financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to the Company’s reported advertising expenses. The Hardee’s cooperative advertising funds consist of the Hardee’s National Advertising Fund (“HNAF”) and many local advertising cooperative funds

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

(“Co-op Funds”). Each of these funds is a separate non-profit association with all proceeds segregated and managed by a third-party accounting service company. The Company has determined that consolidation of all of its advertising funds is appropriate under FIN 46. The Company has historically consolidated the Carl’s Jr. advertising fund. However, the Hardee’s advertising funds will be newly consolidated.

The Company has determined the impact of the consolidation of HNAF and the Co-op Funds will be an increase of approximately $20,000 to current assets and current liabilities. The Company does not anticipate the consolidation of the funds will have a material impact to the Company’s results of operations or stockholders’ equity.

As of the date of this filing, the Company understands the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46. Additionally, one FSP relating to FIN 46 is currently being deliberated. These modifications and the FSP when finalized, could impact the Company’s analysis of the applicability of FIN 46 to entities that are franchisees of our concepts. The Company is aware of certain interpretations of FIN 46 by some parties during its continuing evolution, which could have applicability when certain conditions exist that are not representative of a typical franchise relationship. These conditions include the franchisor possessing an equity or other financial interest in or providing significant levels of financial support to a franchisee. We do not possess any equity interests in our franchisees. Also, we do not provide financial support to a franchisee in our typical franchise relationship. We continue to monitor and analyze developments regarding FIN 46 that would impact its applicability to franchise relationships. We cannot predict the impact FIN 46 will have on our financial statements.

NOTE (13) SUBSEQUENT EVENT

Subsequent to November 3, 2003, a franchisee owning and operating 33 Hardee’s restaurants filed a voluntary petition for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Northern District of Ohio. As of November 3, 2003, the Company had fully reserved all accounts and notes receivable from this franchisee. The Company remains liable for lease obligations on 15 properties for which it has either guarantied the franchisee’s lease or entered into subleases to the franchisee. At November 3, 2003, the present value of the remaining lease obligation on these 15 properties is $5,791. The Company maintained an accrual of $344 at November 3, 2003 associated with its previous agreement to subsidize one of these leases.

As of November 3, 2003, the franchisee had closed 5 of the 15 Hardee’s restaurants that were located on properties that the Company is ultimately liable for the lease obligations. The Company had not provided for the lease obligations as the franchisee continued to make timely lease payments. The franchisee continues to operate Hardee’s restaurants at 10 of the 15 leased properties for which the Company remains liable for the lease obligations and, to the best of the Company’s knowledge, the franchisee will seek to retain the 10 related leases after emerging from bankruptcy. If the franchisee rejects its sublease obligations under some or all of the 15 property leases as part of its bankruptcy reorganization, the Company would be liable for the full obligation under the rejected leases.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Safe Harbor Disclosure

CKE Restaurants, Inc. and its subsidiaries (collectively referred to as the “Company”) is comprised of the operations of Carl’s Jr., Hardee’s, La Salsa Fresh Mexican Grill (“La Salsa”), and The Green Burrito (“Green Burrito”), which is primarily operated as a dual-brand concept with Carl’s Jr. quick-service restaurants. The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 31, 2003. All note references herein refer to the accompanying Notes to Condensed Consolidated Financial Statements.

Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals, and operating performance that are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties. Factors that could cause our results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding our products, effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in our suppliers’ ability to provide quality and timely products to us, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of our franchisees, franchisees’ willingness to participate in our strategy, availability of financing for us and our franchisees, unfavorable outcomes on litigation, changes in accounting policies and practices, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designed for development, and other factors as discussed in our filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

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

For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Our most significant accounting policies require:

•	estimation of future cash flows used to assess the recoverability of long-lived assets, assess the recoverability of goodwill, and establish the estimated liability for closing restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, fire and general liability insurance programs;

•	determination of appropriate estimated liabilities for litigation;

•	determination of the appropriate allowances associated with franchise and license receivables and estimated liabilities for franchise subleases;

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of pro forma disclosures of net income; and

•	estimation of our net deferred income tax asset valuation allowance.

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

Quarterly, we update our model for estimating future cash flows based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans, and other relevant information. In prior fiscal years, because we were significantly engaged in refranchising restaurants to generate cash to repay bank indebtedness, we had assumed, in some cases, estimated lives that were less than the estimated useful life for certain restaurants. As our financial position has improved such that refranchising activities are less likely, we estimated cash flows over their remaining estimated useful life of the restaurants. Additionally, commencing with the second quarter of fiscal 2003, we reduced the probability weighting for the occurrence of future same-store sales from the higher end of our strategic business plan in light of our actual same-store sales results. As the operations of restaurants opened or remodeled in recent years progress to the point that their profitability and future prospects can adequately be evaluated, additional restaurants will become subject to review and the possibility that impairments exist. Most likely, this would arise in new markets the Company expanded into in recent years.

Same-store sales are the key indicator used to estimate future cash flow for evaluating recoverability. To provide a sensitivity analysis of the impairment that could arise were the actual same-store sales of all mature restaurants we owned to grow at only the assumed rate of inflation for our operating costs (same-store sales sensitivity), for no real growth, the aggregate additional impairment loss would be approximately $11,819. The inflation rate assumed in making this calculation is 2.0% for both revenue and expenses.

Additionally, restaurants are operated for three years before we test them for impairment. Restaurants are also not tested for either two or three years following a major remodel (contingent upon the extent of the remodel). We believe this provides the restaurant sufficient time to establish its presence in the market and build a customer base. If we were to test all restaurants for impairment without regard to the amount of time the restaurants were operating, the total asset impairment would increase substantially. Assuming all restaurants were tested under the same assumptions used in the same-store sales sensitivity analysis, without regard for the length of time open (time open sensitivity), we would be required to record additional impairment losses of approximately $12,454.

The following tables summarize the sensitivity analyses, as classified by restaurants with positive or negative cash flow during the trailing thirteen periods, for both same-store sales sensitivity and time open sensitivity:

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Carl’s Jr.

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test

Same-store sales sensitivity
Restaurants with positive cash flow	$86,021	348	$—
Restaurants with negative cash flow	11,259	32	2,672

	97,280	380	2,672

Time open sensitivity
Restaurants with positive cash flow	13,703	21	—
Restaurants with negative cash flow	6,263	39	1,281

	19,966	60	1,281

Total
Restaurants with positive cash flow	99,724	369	—
Restaurants with negative cash flow	17,522	71	3,953

	$117,246	440	$3,953

Hardee’s

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test

Same-store sales sensitivity
Restaurants with positive cash flow	$133,770	290	$568
Restaurants with negative cash flow	45,916	119	8,328

	179,686	409	8,896

Time open sensitivity
Restaurants with positive cash flow	86,213	176	492
Restaurants with negative cash flow	34,116	136	9,999

	120,329	312	10,491

Total
Restaurants with positive cash flow	219,983	466	1,060
Restaurants with negative cash flow	80,032	255	18,327

	$300,015	721	$19,387

La Salsa

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test

Same-store sales sensitivity
Restaurants with positive cash flow	$5,080	41	$—
Restaurants with negative cash flow	512	2	251

	5,592	43	251

Time open sensitivity
Restaurants with positive cash flow	1,791	7	—
Restaurants with negative cash flow	1,700	10	682

	3,491	17	682

Total
Restaurants with positive cash flow	6,871	48	—
Restaurants with negative cash flow	2,212	12	933

	$9,083	60	$933

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Core Concepts Combined

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test

Same-store sales sensitivity
Restaurants with positive cash flow	$224,871	679	$568
Restaurants with negative cash flow	57,687	153	11,251

	282,558	832	11,819

Time open sensitivity
Restaurants with positive cash flow	101,707	204	492
Restaurants with negative cash flow	42,079	185	11,962

	143,786	389	12,454

Total
Restaurants with positive cash flow	326,578	883	1,060
Restaurants with negative cash flow	99,766	338	23,213

	$426,344	1,221	$24,273

Impairment of Goodwill

At the reporting unit level, goodwill is tested for impairment at least annually during the first quarter of our fiscal year, and on an interim basis if an event or circumstance indicates that it is more likely than not impairment may have occurred. We consider the reporting unit level to be the brand level since the components (e.g., restaurants) within each brand have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. The impairment, if any, is measured based on the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other restaurant brands. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.

The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we use the assumptions in our strategic plan for items such as same-store sales growth rates and the discount rate we consider to be the market discount rate for acquisitions of restaurant companies and brands.

If our assumptions used in performing the impairment test prove insufficient, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. We perform our annual impairment test during the first quarter of each fiscal year. During the first quarter of fiscal year 2004, we engaged an outside party to assist us in performing a valuation of the La Salsa and Carl’s Jr. brands. As a result, we concluded that the current value of the goodwill associated with La Salsa exceeds the carrying value of that goodwill. Accordingly, no impairment charge was required. Additionally, we concluded that the current value of the goodwill of Carl’s Jr. exceeded the carrying value and no impairment charge was required. During the first quarter of fiscal year 2003, we engaged an outside party to assist us in performing a valuation of the Hardee’s brand, through which we concluded that the value of the goodwill associated with the acquisition of Hardee’s was $0. Accordingly, we recorded a transitional impairment charge to write-off all of the goodwill related to the Hardee’s brand of $175,780. As of November 3, 2003, we have $56,708 in goodwill recorded on the balance sheet, $34,059 and $22,649 related to La Salsa and Carl’s Jr., respectively.

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

The estimated liability for closing restaurants on properties vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is generally the present value of these estimated future payments. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in facility action charges, net in our Condensed Consolidated Statements of Operations.

A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which we determine based on our broker’s (a related party) assessment of its ability to successfully negotiate an early termination of our lease agreements with the lessors. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. The present value of lease payments on all closed restaurants is approximately $49,899, which represents the discounted amount we would be required to pay if we are unable to terminate the leases prior to the terms required in the lease agreements or enter into sublease agreements. However, it is our experience that we can terminate those leases for less than that amount and, accordingly, we have recorded an estimated liability for lease obligations of $18,369 as of November 3, 2003.

Estimated Liability for Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, fire and general liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation claims, property claims and individual general liability claims over $500. Insurance liabilities and reserves are accounted for based on the present value of actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of historical claim loss development. The actuary, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development estimated by the company in conjunction with the actuary. In that event, we modify the reserve. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, the we may, in conjunction with the actuary, adjust the expected losses upward and our future self-insurance expenses will rise. Consistent with trends the restaurant industry has experienced in recent years, particularly in California where claim cost trends are among the highest in the country, workers’ compensation liability costs continue to increase.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Loss Contingencies

We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our consolidated financial statements. If only a range of loss can be determined, we accrue to the low end of the range. As of November 3, 2003, we have recorded an accrued liability for contingencies related to litigation in the amount of $3,351. The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related consolidated financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts we have accrued in our consolidated financial statements.

We estimate the liability for those losses related to litigation claims that we believe are reasonably possible to result in an adverse outcome to be in the range of $800 to $2,600. In accordance with Statement of Financial Accounting Standards No. 5, we have not recorded a liability for those losses.

Franchised and Licensed Operations

We monitor the financial condition of certain franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter we perform an analysis to develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our consolidated financial statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Additionally, we cease accruing royalty income from franchisees that are materially delinquent in paying or in default for other reasons and reverse any royalties accrued during the last 90 days. Over time our assessment of individual franchisees may change. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally one year) such that we determined an allowance was no longer required.

Depending on the facts and circumstances, there are a number of different actions we and/or our franchisees may take to resolve franchise collections issues. These actions may include the purchase of franchise restaurants by us or by other franchisees, a modification to the franchise agreement which may include a provision to defer certain royalty payments or reduce royalty rates in the future (if royalty rates are not sufficient to cover our costs of service over the life of the franchise agreement, we record an estimated loss at the time we modify the agreements), a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary obligee — see further discussion below) or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most probable course of action that will occur. If we believe we will operate the restaurants as company-operated restaurants, the allowance for loss is recorded net of the estimated fair value of the related restaurant assets that are not pledged as collateral to third parties.

Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. We account for the sublease payments received as franchising rental income. Our payments on the leases are accounted for as rental expense in franchised and licensed restaurants and other expense in our condensed consolidated statements of operations. As of November 3, 2003, the present value of our total obligation on such lease arrangements with Hardee’s and Carl’s Jr. franchisees was $46,449 and $95,758, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past or may encounter in the future. However, we can provide no assurance that this will not occur.

In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of November 3, 2003, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $30,256 and $9,629, respectively. Troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a troubled franchisee

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

closes a restaurant for which we own the property, our options are to operate the restaurant as a Company-owned restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of November 3, 2003, the net book value of land and buildings under lease to Hardee’s franchisees that are considered to be troubled franchisees was approximately $21,579 and is included in the amount above. We believe that, during fiscal 2004, some of these franchisees will probably close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.

Prior to adoption of Statement of Financial Accounting Standards No. 146, Accounting for the Costs Associated with Exit or Disposal Activities (“SFAS 146”) (see Note 1 of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended January 27, 2003), the determination of when to establish an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee was based on the date that either of the following events occurred:

(1)	the franchisee and we mutually decided to close a restaurant and we assumed the responsibility for the lease, usually after a franchise agreement was terminated or the franchisee declared bankruptcy; or

(2)	we entered into a workout agreement with a financially troubled franchisee, wherein we agreed to make part or all of the lease payments for the franchisee.

In accordance with SFAS 146, which we adopted on January 1, 2003, an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee is established on the date the franchisee closes the restaurant. We record an estimated liability for subsidized lease payments when we sign a sublease agreement committing us to the subsidy.

The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Consistent with SFAS 146, we have not established an additional estimated liability for potential losses not yet incurred. The present value of the lease obligations for which we remain principally liable and have entered into subleases to troubled franchisees is approximately $27,223 (six franchisees represent substantially all of this amount). As disclosed in Note 13 of Notes to Condensed Consolidated Financial Statements contained herein, subsequent to November 3, 2003, one of these six franchisees filed voluntary petition for Chapter 11 bankruptcy protection. If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion below). The likelihood of needing to increase the estimated liability for future lease obligations is related to the success of our Hardee’s concept (i.e., if our Hardee’s concept results improve from the execution of our comprehensive plan, we would reasonably expect that the financial performance of our franchisees would improve).

Stock-Based Compensation

As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS 123, Accounting for Stock-Based Compensation. Because of this election, we are required to make certain pro forma disclosures of net income assuming we had adopted SFAS 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation (see Note 1 of Notes to Condensed Consolidated Financial Statements for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation).

Valuation Allowance for Net Deferred Tax Asset

As disclosed in Note 20 of Notes to Consolidated Financial Statements of our Annual Report Form 10-K for the fiscal year ended January 31, 2003, we have recorded a 100% valuation allowance against our net deferred tax assets. If our business turnaround is successful, we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows mentioned above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be recovered from future taxable income. As of January 31, 2003, our net deferred tax assets and related valuation allowance totaled approximately $164,000.

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2004 Comparisons with Fiscal 2003

The factors discussed below impact comparability of operating performance for the twelve and forty weeks ended November 3, 2003, to the twelve and forty weeks ended November 4, 2002, or could impact comparisons for the remainder of fiscal 2004.

Acquisition of Santa Barbara Restaurant Group, Inc.

As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, we acquired SBRG on March 1, 2002 (“Acquisition Date”). The operations of SBRG subsequent to the Acquisition Date are included in our consolidated financial statements.

A significant amount of goodwill was recorded in connection with the acquisition of SBRG. The recoverability of that goodwill is dependent on future operations and the development of new La Salsa restaurants (see discussion of financing new restaurants under “Liquidity and Capital Resources” below). The acquisition of new restaurant sites is highly competitive.

Divestiture of Timber Lodge

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, Timber Lodge is accounted for as a discontinued operation. The operations of Timber Lodge, which are included in the Condensed Consolidated Statements of Operations as income (loss) from operations of discontinued segment, are as follows:

	Twelve Weeks Ended		Forty	Period from
			Weeks Ended	March 1, 2002 to
	November 3, 2003	November 4, 2002	November 3, 2003	November 4, 2002

Operating income (loss)	$72	$(554)	$(706)	$(523)
Interest expense (income)	(1)	33	23	93
Other income (expense), net
Loss on discontinuance of segment	—	—	(1,421)	—
Other, net	17	1	148	22
Income tax benefit	(21)	(30)	(47)	(26)

Net income (loss)	$111	$(556)	$(1,955)	$(568)

New Accounting Pronouncements

See Note 2 and Note 12 of Notes to Condensed Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

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

Turnaround Strategy

Hardee’s is in the midst of a turnaround program that is targeted at improving Hardee’s same-store sales and returning the Hardee’s brand to prominence in the quick-service restaurant (“QSR”) sector. The key elements of the turnaround program are to:

•	improve restaurant operations by streamlining the menu and returning to restaurant fundamentals — quality, service and cleanliness;

•	remodel Hardee’s restaurants to the “Star Hardee’s” format and upgrade the condition of the facilities so that our Hardee’s customers enjoy comfortable surroundings and a pleasant dining experience;

•	transform Hardee’s from a discount variety brand to a premium product brand that appeals to what we believe to be the QSR industry’s most attractive demographic segment, 18- to 35-year old males; and

•	grow the lunch and dinner portion of Hardee’s business while maintaining Hardee’s already strong breakfast business.

Pursuant to this program, Hardee’s remodeled 85% of its company-operated restaurants and recently rolled out its new menu, which we refer to as the “Revolution,” discussed further under “Hardee’s Revolution” below.

If we are unable to grow sales and operating margins at Hardee’s, it will significantly affect our future profitability and cash flows. Such circumstances could affect our ability to access sufficient financing in the future (See “Liquidity and Capital Resources” below).

Our strategy has emphasized premium products, as well as routine price increases prompted by increases in food, labor and utility costs. The impact of this strategy has been an increase in average guest check. That strategy also has likely resulted in a decrease in transaction counts. Many of our competitors offer lower prices on discounted fare and have increased their efforts in this regard over the past two years, which may have impacted our transaction counts. We generally have experienced negative transaction counts at Hardee’s since our acquisition of the brand and at Carl’s Jr. for nearly two years, which we believe is due, in part, to other QSR companies offering products at discounted prices and the economic slowdown during this time. We note that others in the QSR industry have experienced negative same-store sales trends during portions of this time. We cannot quantify how much of our declines are related to the QSR segment and how much are related to circumstances involving our own brands.

As shown in the tables on pages 32 — 35, the operating margins for Hardee’s and La Salsa have decreased from the prior year period. Occupancy costs, which are primarily fixed or semi-fixed in nature, are a component of operating margins. The fixed nature of those costs allows margins to increase when sales are rising — an occurrence referred to as sales leverage. If costs increase or sales decrease, we would have to increase the prices of our products to preserve the operating margin. Historically, we have been successful at implementing such price increases, but this likely has had an impact on transaction counts as described above. During April 2003, we increased prices at our company-operated Carl’s Jr. restaurants by approximately 1%. The sensitivity analysis for the recoverability of restaurants (see “Impairment of Property and Equipment Held and Used, Held for Sale or To Be Disposed of Other Than By Sale”) assumes that our same-store sales in the future grow at the same rate as inflation (i.e. our costs for food, labor, utilities, etc.). If we are unable to pass along such cost increases, and at the same time do not increase

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

our transaction counts, our operating results would decline and the recoverability of the carrying value of our restaurants would be negatively impacted.

Hardee’s Revolution

We have implemented a comprehensive plan to reposition Hardee’s as a premium burger restaurant, and recently rolled out its new menu, which we refer to as the “Revolution.” As part of the Revolution, we eliminated a significant number of menu items with the goal of simplifying the Hardee’s menu and improving restaurant operations. The Hardee’s menu now features a premium Angus beef line of 1/3 lb., 1/2 lb. and 2/3 lb. burgers called “Thickburgers.” We believe Thickburgers will help increase Hardee’s sales because burgers still represent the largest QSR segment, and the 18- to 35-year old male demographic segment we target shows a strong preference for burgers. We believe the taste and quality of our Thickburgers are unparalleled in the QSR industry. Hardee’s focus on burgers marks a return to its roots offering superior tasting charbroiled burgers, which we believe will increase the average customer check and average unit volumes.

We began introducing Thickburgers at Hardee’s at the end of last year, and as of November 3, 2003, all of our company-operated Hardee’s restaurants and approximately 94% of our franchise-operated Hardee’s restaurants had been converted to the Revolution menu.

After converting Hardee’s restaurants to the Revolution menu format, we anticipated an initial decrease in same-store sales because of menu eliminations and customers’ lack of experience with the new product line. There was indeed an initial negative impact to earnings due to increased crew training costs and our discounting the new items to encourage customers to try the new offerings. As the training, implementation and introduction period has now been completed, restaurant labor has now returned to pre-Revolution levels and same-store sales increased 1.0% and 6.8% during the second and third quarters of fiscal 2004, respectively. While we expect these trends to continue, we can provide no assurance that this will occur.

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

We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we quarterly review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants (see discussion under Critical Accounting Policies — Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of November 3, 2003, our consolidated allowance for doubtful accounts of notes receivable was 74% of the gross balance of notes receivable and our consolidated allowance for doubtful accounts on accounts receivable was 8% of the gross balance of accounts receivable. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations. The result of increasing the allowance for doubtful accounts is an effective royalty rate lower than our standard contractual royalty rate.

Effective royalty rate reflects royalties deemed collectible as a percent of franchise generated revenue for all franchisees for which we are recognizing revenue. For the trailing 13 periods ended November 3, 2003, the effective royalty rates for domestic Carl’s Jr. and Hardee’s were 3.7% and 3.6%, respectively.

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

During the twelve week periods ended November 3, 2003 and November 4, 2002, and the forty week periods ended November 3, 2003 and November 4, 2002, we recorded repositioning charges of $1,301, $765, $3,193 and $5,827, respectively, which were primarily non-cash in nature and are classified in the Condensed Consolidated Statements of Operations as facility action charges, net.

We have completed substantial repositioning activities, including the closure of under-performing restaurants, and are now able to focus on the operations of our core brands, Carl’s Jr., Hardee’s and La Salsa. However, we may determine in the future that additional repositioning activities will be necessary or we may take advantage of opportunities to generate funds through additional restaurant asset sales, which could result in material losses.

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

	(All amounts are approximate and in millions)

	Third Fiscal Quarter	Year-To-Date

Current Year:
Net income (A)	$2.2	$2.6

Prior Year:
Net income (loss)	$9.5	$(142.3)
Cumulative effect of accounting change for goodwill	—	175.8

Income before cumulative effect of accounting change for goodwill (B)	$9.5	$33.5

Decrease in income before cumulative effect of accounting change for goodwill (A-B)	$(7.3)	$(30.9)

	(All amounts are approximate and in millions)

	Third Quarter
	Fiscal Year 2004 vs.	Year-To-Date Fiscal Year
	Third Quarter	2004 vs. Year - To-Date
	Fiscal Year 2003	Fiscal Year 2003

Items causing earnings to increase (decrease) from the prior year to the current year:
Approximate impact of sales increases and restaurant margin rate reduction in restaurants operated (other than SBRG brands) at November 3, 2003	$1.5	$(14.6)
Gain on sales of investments and repurchases of convertible subordinated notes	(4.6)	(12.1)
Decrease in corporate overhead	1.1	6.5
Prior year income tax credits and other changes in provision for income tax	(5.6)	(8.8)
Increase (decrease) in net franchising income and distribution centers, excluding provision for doubtful accounts	0.3	(2.6)
Increase in provision for doubtful accounts	(0.2)	(2.8)
(Increase) decrease in facility action charges	(0.5)	2.6
Increase/(decrease) in income/(loss) from discontinued operations	0.7	(1.4)
(Increase) decrease in costs of insurance programs	0.6	(0.2)
(Increase) decrease in interest expense	(0.4)	1.2
Increase in litigation claims expense	(0.1)	(0.9)
Operating loss of SBRG restaurants	(0.6)	(1.3)
Decrease in advertising expenses, excluding restaurants involved in facility actions	0.9	1.1
Operating income of restaurants involved in facility actions, including related field general and administrative expenses and advertising costs	—	0.3
All other, net	(0.4)	2.1

Decrease in income before cumulative effect of accounting change for goodwill	$(7.3)	$(30.9)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis and are presented in the same format in which we present segment information (See Note 7 of Notes to Condensed Consolidated Financial Statements).

	Twelve Weeks Ended November 3, 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total

Company-operated revenue	$120,926	$139,944	$9,827	$329	$271,026
Company-operated average unit volume (trailing 13 periods)	1,172	771	723
Franchise-operated average unit volume (trailing 13 periods)	1,069	815	689
Average check (B)	5.53	4.35	8.80
Company-operated same-store sales increase (decrease) (C)	5.4%	6.8%	(2.6)%
Company-operated same-store transactions decrease (D)	(1.2)%	(3.5)%	(1.9)%
Franchise-operated same-store sales increase (C)	2.6%	6.3%	1.3%
Operating costs as a % of company-operated revenue
Food and packaging	28.7%	31.5%	27.5%
Payroll and employee benefits	29.0%	34.5%	33.5%
Occupancy and other operating costs	21.6%	22.1%	32.8%
Restaurant level margin	20.7%	11.9%	6.2%
Advertising as a percentage of company-operated revenue	6.4%	6.1%	4.9%
Franchising revenue:
Royalties	$5,054	$9,273	$360	$72	$14,759
Distribution centers	35,859	6,459	—	—	42,318
Rent	4,606	1,666	—	—	6,272
Other	295	107	—	—	402

Total franchising revenue	45,814	17,505	360	72	63,751

Franchising expense:
Administrative expense (including provision for bad debts)	549	1,947	312	—	2,808
Distribution centers	35,255	6,027	—	—	41,282
Rent & other occupancy	4,787	1,085	—	—	5,872

Total franchising expense	40,591	9,059	312	—	49,962

Net franchising income	$5,223	$8,446	$48	$72	$13,789

Facility action charges (gains), net	$(153)	$1,380	$—	$74	$1,301
Operating income (loss)	$13,019	$77	$(641)	$(189)	$12,266

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Twelve Weeks Ended November 4, 2002

	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total

Company-operated revenue	$113,783	$131,987	$9,701	$394	$255,865
Company-operated average unit volume (trailing 13 periods)	1,146	775	779
Franchise-operated average unit volume (trailing 13 periods)	1,050	819	819
Average check (B)	5.14	3.94	8.80
Company-operated same-store sales increase (decrease) (C)	(5.0)%	(3.5)%	0.8%
Company-operated same-store transactions increase (decrease) (D)	(5.8)%	(8.2)%	1.3%
Franchise-operated same-store sales increase (decrease) (C)	(6.2)%	(4.7)%	4.2%
Operating costs as a % of company-operated revenue
Food and packaging	27.8%	29.8%	27.4%
Payroll and employee benefits	29.2%	34.1%	30.8%
Occupancy and other operating costs	23.2%	23.0%	27.8%
Restaurant level margin	19.8%	13.1%	14.0%
Advertising as a percentage of company-operated revenue	6.8%	6.5%	3.3%
Franchising revenue:
Royalties	$4,679	$8,728	$301	$80	$13,788
Distribution centers	31,956	4,723	—	—	36,679
Rent	3,453	2,718	—	—	6,171
Other	121	205	—	—	326

Total franchising revenue	40,209	16,374	301	80	56,964

Franchising expense:
Administrative expense (including provision for bad debts)	598	1,350	86	—	2,034
Distribution centers	31,066	4,682	—	—	35,748
Rent & other occupancy	3,178	2,145	—	—	5,323

Total franchising expense	34,842	8,177	86	—	43,105

Net franchising income	$5,367	$8,197	$215	$80	$13,859

Facility action charges, net	$103	$662	$—	$—	$765
Operating income (loss)	$10,558	$(94)	$14	$(128)	$10,350

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Forty Weeks Ended November 3, 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total

Company-operated revenue	$401,002	$446,168	$32,962	$1,105	$881,237
Average check (B)	5.46	4.28	9.10
Company-operated same-store sales increase (decrease) (C)	2.2%	0.8%	(2.1)%
Company-operated same-store transactions decrease (D)	(1.5)%	(7.2)%	(3.7)%
Franchise-operated same-store sales increase (decrease) (C)	(0.3)%	(0.5)%	1.6%
Operating costs as a % of company-operated revenue
Food and packaging	28.5%	31.2%	26.5%
Payroll and employee benefits	28.8%	35.4%	31.7%
Occupancy and other operating costs	21.6%	23.2%	32.4%
Restaurant-level margin	21.1%	10.2%	9.4%
Advertising as a percentage of company-operated revenue	6.4%	6.2%	2.9%
Franchising revenue:
Royalties	$16,701	$28,937	$1,196	$243	$47,077
Distribution centers	118,780	17,526	—	—	136,306
Rent	16,629	5,865	—	—	22,494
Other	652	288	—	—	940

Total franchising revenue	152,762	52,616	1,196	243	206,817

Franchising expense:
Administrative expense (including provision for bad debts)	2,885	5,010	576	—	8,471
Distribution centers	116,026	17,284	—	—	133,310
Rent & other occupancy	16,440	5,155	—	—	21,595

Total franchising expense	135,351	27,449	576	—	163,376

Net franchising income	$17,411	$25,167	$620	$243	$43,441

Facility action charges (gains), net	$(456)	$4,128	$194	$(673)	$3,193
Operating income (loss)	$46,894	$(9,580)	$(802)	$302	$36,814

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Forty Weeks Ended November 4, 2002

	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total

Company-operated revenue	$391,009	$446,153	$28,813	$1,169	$867,144
Average check (B)	5.25	3.95	8.90
Company-operated same-store sales increase (decrease) (C)	0.3%	(1.3)%	1.2%
Company-operated same-store transactions decrease (D)	(4.4)%	(6.9)%	(0.5)%
Franchise-operated same-store sales increase (decrease) (C)	0.5%	(2.1)%	1.8%
Operating costs as a % of company-operated revenue
Food and packaging	27.9%	29.7%	27.0%
Payroll and employee benefits	28.7%	35.0%	31.5%
Occupancy and other operating costs	21.2%	22.5%	26.6%
Restaurant level margin	22.2%	12.8%	14.9%
Advertising as a percentage of company-operated revenue	6.8%	6.2%	3.3%
Franchising revenue:
Royalties	$15,704	$30,228	$1,037	$275	$47,244
Distribution centers	111,796	13,619	—	—	125,415
Rent	14,939	9,141	—	—	24,080
Other	516	398	—	—	914

Total franchising revenue	142,955	53,386	1,037	275	197,653

Franchising expense:
Administrative expense (including provision for bad debts)	1,914	3,806	302	—	6,022
Distribution centers	108,837	13,495	—	—	122,332
Rent & other occupancy	14,603	7,604	—	—	22,207

Total franchising expense	125,354	24,905	302	—	150,561

Net franchising income	$17,601	$28,481	$735	$275	$47,092

Facility action charges, net	$1,344	$4,483	$—	$—	$5,827
Operating income (loss)	$45,402	$674	$535	$(221)	$46,390

(A)	“Other” consists of Green Burrito. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments).

(B)	Average check represents total restaurant sales divided by total transactions for any given period. The average check is viewed in conjunction with same-store sales and same-store transactions, as defined below. This indicator, when viewed with other measures, may illustrate revenue growth or decline resulting from a change in menu or price offering. When we introduce menu items or pricing initiatives with higher or lower price points than the existing menu base, the average check may reflect the benefit or impact from these new items or pricing on the average price paid by the consumer.

(C)	Same-store sales is a key performance indicator in our industry. This indicator is a measure of revenue growth on the existing comparable store base of a multi-unit chain company such as ours and is measured as a percentage variance over the same fiscal period in the prior year. Same-store sales illustrate how competitive forces and external economic conditions benefit or impact us, as well as any benefit from the diverse value propositions and marketing initiatives undertaken by us. In calculating same-store sales, we include restaurants open for 14 full accounting periods, which allows for a year-over-year comparison.

(D)	Same-store transactions represent the number of consumer visits to our restaurants. Transactions are viewed on the same basis as same-store sales above and are another key performance indicator in our industry. This indicator is a measure of consumer frequency in the existing comparable store base and is measured as a percentage variance over the same fiscal period in the prior year. Same-store transactions are another measure of the effects of competitive forces and economic conditions on consumer behavior and resulting benefit, or

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

impact, to us. Transactions also reflect any benefit from the diverse value propositions and marketing initiatives undertaken by us.

Presentation of Non-GAAP Measurements

EBITDA

EBITDA is a typical non-GAAP measurement for companies that issue public debt. We believe EBITDA is useful to our investors as an indicator of earnings available to service debt. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. We calculate EBITDA as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes and debt service payments.

	Twelve Weeks Ended November 3, 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Income (loss) from continuing operations	$11,080	$(8,523)	$(652)	$146	$2,051
Interest expense	2,080	7,886	(18)	(1)	9,947
Income tax (benefit) expense	39	(34)	—	187	192
Depreciation and amortization	6,281	8,237	720	41	15,279

EBITDA	$19,480	$7,566	$50	$373	$27,469

	Twelve Weeks Ended November 4, 2002

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Income (loss) from continuing operations	$10,482	$(3,393)	$—	$2,970	$10,059
Interest expense	1,573	8,001	14	—	9,588
Income tax benefit	(1,029)	(4,342)	—	(22)	(5,393)
Depreciation and amortization	5,910	7,797	652	41	14,400

EBITDA	$16,936	$8,063	$666	$2,989	$28,654

	Forty Weeks Ended November 3, 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Income (loss) from continuing operations	$42,570	$(37,726)	$(812)	$524	$4,556
Interest expense	4,960	26,243	(45)	(9)	31,149
Income tax (benefit) expense	99	79	—	444	622
Depreciation and amortization	19,657	26,918	2,632	140	49,347

EBITDA	$67,286	$15,514	$1,775	$1,099	$85,674

	Forty Weeks Ended November 4, 2002

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Income (loss) from continuing operations	$43,630	$(18,843)	$517	$8,714	$34,018
Interest expense	5,114	27,189	18	—	32,321
Income tax benefit	(2,393)	(5,721)	—	(29)	(8,143)
Depreciation and amortization	19,968	25,987	1,932	126	48,013

EBITDA	$66,319	$28,612	$2,467	$8,811	$106,209

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The following table reconciles EBITDA (a non-GAAP measurement) to cash flow provided by operating activities (a GAAP measurement):

	Twelve Weeks Ended		Forty Weeks Ended

	November 3, 2003	November 4, 2002	November 3, 2003	November 4, 2002

Cash flow provided by operating activities	$17,278	$9,514	$63,103	$73,272
Interest expense	9,947	9,588	31,149	32,321
Income tax expense (benefit)	192	(5,393)	622	(8,143)
Amortization of loan fees	(1,082)	(1,034)	(3,618)	(3,199)
(Provision for) recovery of losses on accounts and notes receivable	114	554	(1,980)	793
Gain (loss) on investments, sales of property and equipment, capital leases and extinguishment of debt	(452)	4,314	(541)	10,811
Facility action charges, net	(1,301)	(765)	(3,193)	(5,827)
Other non-cash items	225	418	383	(8)
Income tax refund accrued	—	5,131	—	8,852
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(1,108)	4,416	4,694	14,732
Income tax refund received	(84)	(5,703)	(723)	(12,724)
Net change in receivables, inventories, prepaid expenses and other current assets	(4,772)	1,548	(10,592)	875
Net change in accounts payable and other current liabilities	8,490	5,737	6,133	(7,780)
EBITDA from discontinued operations	90	(586)	(2,002)	(594)
Cash provided to discontinued segment	22	329	237	2,234

EBITDA	27,559	28,068	83,672	105,615
EBITDA from discontinued operations	(90)	586	2,002	594

EBITDA provided by continuing operations	$27,469	$28,654	$85,674	$106,209

Carl’s Jr.

During the twelve weeks ended November 3, 2003, we closed three Carl’s Jr. restaurants and opened one Carl’s Jr. restaurant. During the same period, Carl’s Jr. franchisees and licensees opened nine restaurants and closed four restaurants. During the forty weeks ended November 3, 2003, we opened four Carl’s Jr. restaurants and closed four Carl’s Jr. restaurants. During the same period, Carl’s Jr. franchisees and licensees opened 24 restaurants and closed eight restaurants. The following table shows the change in the Carl’s Jr. restaurant portfolio, as well as the change in revenue for both the current quarter and the year-to-date:

	Restaurant Portfolio			Revenue

	Third Fiscal Quarter			Third Fiscal Quarter			Year-to-Date

	2004	2003	Change	2004	2003	Change	2004	2003	Change

Company	440	439	1	$120,926	$113,783	$7,143	$401,002	$391,009	$9,993
Franchised and licensed	563	542	21	45,814	40,209	5,605	152,762	142,955	9,807

Total	1,003	981	22	$166,740	$153,992	$12,748	$553,764	$533,964	$19,800

Same-store sales for company-operated Carl’s Jr. restaurants increased 5.4% during the twelve weeks ended November 3, 2003. Revenue from company-operated restaurants increased $7,143, or 6.3%, during that period. The increase in company-operated restaurant revenue is due to the increase in same-store sales and the opening of five new restaurants during the past year, partially offset by the closure of two restaurants during that time. The average check during the twelve weeks ended November 3, 2003 was $5.53, as compared to $5.14 during the twelve weeks

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

ended November 4, 2002, primarily due to our shift to premium products and a small price increase implemented earlier in the year.

Same-store sales for company-operated Carl’s Jr. restaurants increased 2.2% during the forty weeks ended November 3, 2003. Revenue from company-operated restaurants increased $9,993, or 2.6%, during that period. The increase in company-operated restaurant revenue is due to the increase in same-store sales and the increase in restaurant count during the past year.

Net franchising income decreased $144, or 2.7%, to $5,223 during the twelve weeks ended November 3, 2003, from $5,367 during the twelve weeks ended November 4, 2002. The decrease is primarily due to a decrease in net rental income from properties subleased to franchisees and a slight decrease in our distribution business operating margin due to increased commodity costs, partially offset by an increase in royalty revenue.

Net franchising income decreased $190, or 1.1%, to $17,411 during the forty weeks ended November 3, 2003, from $17,601 during the forty weeks ended November 4, 2002. The decrease is the result of a slight decrease in our distribution center operating margin due to increased commodity costs and increased administrative expenses, significantly offset by an increase in royalty revenue.

Although not required to do so, approximately 98% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

The changes in restaurant-level margins are explained as follows:

	Twelve	Forty
	Weeks Ended	Weeks Ended
	November 3, 2003	November 3, 2003

Restaurant-level margins for the period ended November 4, 2002	19.8%	22.2%
Increase in food and packaging costs	(0.9)%	(0.6)%
(Increase) decrease in utility costs	0.7%	(0.3)%
(Increase) decrease rent expense, property taxes and licenses	0.4%	(0.2)%
Decrease in salaries, wages and incentive compensation	0.5%	0.1%
(Increase) decrease in general liability insurance expense	0.2%	(0.4)%
Increase in workers’ compensation insurance expense	(0.1)%	(0.2)%
Decrease in equipment lease expense	0.1%	0.3%
Other, net	—%	0.2%

Restaurant-level margins for the period ended November 3, 2003	20.7%	21.1%

Food and packaging costs increased over the prior year comparable periods as percents of sales primarily due to increases in the cost of beef and other commodities. We expect that, over time, commodity prices will decrease; however, we can provide no assurance that this will occur. The current quarter decrease and year-to-date increase in utility costs reflects the higher electricity rates incurred during the transition from Enron to our new energy supplier in the prior year third quarter and the overall increase in electricity expenses discussed further below.

Rent, property tax and license expenses decreased primarily due to the designation of certain leases as capital leases during the current year third quarter. Salaries, wages and incentive compensation decreased in the current quarter mainly due to leverage from increased sales, partially offset by higher general manager bonus expense.

General liability insurance expense increased during the forty weeks ended November 3, 2003 over the prior year comparable period as a percent of sales primarily due to a $1,700 credit during the prior year, compared to an approximate $500 credit during the current year. These decreases are based on actuarial analyses of our reserves and reflect dispositions of general liability claims more favorable than previously anticipated.

Previously, we had a fixed-rate contract with Enron to supply energy to a majority of our California Carl’s Jr. restaurants. As part of its bankruptcy reorganization, Enron rejected that contract during the third quarter of fiscal 2003. In connection with Enron rejecting our fixed-rate contract, we have filed bankruptcy court claims totaling

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

$14,204 against Enron. At this time, we cannot make a determination as to the potential recovery, if any, with respect to these claims, and accordingly, no recognition of this uncertainty has been recorded in our condensed consolidated financial statements.

To replace the Enron contract, we entered into a fixed-rate contract with another energy supplier, which took full effect in the fourth quarter of fiscal 2003. During the third quarter of fiscal 2003, while neither of the two fixed-rated contracts was in effect and we experienced transitional billing complications, we temporarily incurred energy costs exceeding the rates for either of the two contracts.

The new fixed-rate contract resulted in an annual energy cost increase of approximately $1,200. In addition, our energy costs have increased further over the prior year due to State of California efforts to recoup higher prices paid to energy suppliers following California’s electricity crisis in 2001. We believe the incremental charges from the State of California will increase our fiscal 2004 energy costs by up to $2,000. We are uncertain what effect, if any, incremental charges from the State of California will have in years after fiscal 2004.

California Assembly Bill No. 749, signed into law during fiscal 2003 relating to workers’ compensation claims, includes benefit payment increases that will phase in through 2006. We estimate the impact of this legislation will be increased annual costs of approximately $1,000 — $2,000 (see discussion of price increases under “Turnaround Strategy”).

On October 5, 2003, the Governor of California signed Senate Bill 2, known as the “Health Insurance Act of 2003” (“SB 2”), which will require certain California businesses either to pay at least 80% of the premiums for a basic individual health insurance package for its employees who work over 100 hours per month and their families, or to pay a fee into a state fund for the purchase of health insurance for uninsured, low-income workers. California businesses that employ 200 or more employees must comply with the new law beginning on January 1, 2006. We currently do not offer health insurance benefits to our hourly employees. We continue to evaluate the impact of this legislation, which could be material to our results of operations.

Hardee’s

During the twelve weeks ended November 3, 2003, we closed nine Hardee’s restaurants and opened one restaurant. During the same period, Hardee’s franchisees and licensees opened three restaurants and closed 15 restaurants. During the forty weeks ended November 3, 2003, we opened four Hardee’s restaurants and closed 13 restaurants. During the same period, Hardee’s franchisees and licensees opened 12 restaurants and closed 98 restaurants. The following table shows the change in the Hardee’s restaurant portfolio, as well as the change in revenue for both the current quarter and the year-to-date:

	Restaurant Portfolio			Revenue

	Third Fiscal Quarter			Third Fiscal Quarter			Year-to-Date

	2004	2003	Change	2004	2003	Change	2004	2003	Change

Company	721	731	(10)	$139,944	$131,987	$7,957	$446,168	$446,153	$15
Franchised and licensed	1,413	1,524	(111)	17,505	16,374	1,131	52,616	53,386	(770)

Total	2,134	2,255	(121)	$157,449	$148,361	$9,088	$498,784	$499,539	$(755)

Same-store sales for company-operated Hardee’s restaurants increased 6.8% during the twelve weeks ended November 3, 2003. Revenue from company-operated Hardee’s restaurants increased $7,957, or 6.0%, during the twelve weeks ended November 3, 2003, as compared to the twelve weeks ended November 4, 2002. This increase is due to the increase in same-store sales and the opening and acquisition of nine restaurants during the past year, partially offset by the closure of 19 restaurants during that time. The average check during the twelve weeks ended November 3, 2003 was $4.35, as compared to $3.94 during the twelve weeks ended November 4, 2002, primarily due to our shift to premium products.

Same-store sales for company-operated Hardee’s restaurants increased 0.8% during the forty weeks ended November 3, 2003. Revenue from company-operated Hardee’s restaurants increased $15, or 0.0%, during the forty

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

weeks ended November 3, 2003, as compared to the forty weeks ended November 4, 2002. The increase in company-operated revenue is due to the same-store sales increase, partially offset by the net closure of ten restaurants.

Net franchising income increased $249, or 3.0%, to $8,446 during the twelve weeks ended November 3, 2003, from $8,197 during the twelve weeks ended November 4, 2002, due to increased equipment sales to franchisees and increased royalty revenue, partially offset by increased administrative expenses.

Net franchising income decreased $3,314, or 11.6%, to $25,167 during the forty weeks ended November 3, 2003, from $28,481 during the forty weeks ended November 3, 2002. Royalty revenue and net rental income decreased due to 111 fewer franchise restaurants operating. Royalty revenue was further impacted by reduced sales at franchise restaurants. Additionally, at the end of fiscal 2003, a few franchisees who own and operate a large number of restaurants, and who sublease some of those restaurants from us, became delinquent in their rental and royalty obligations to us. As a result, we did not recognize rental revenue related to these franchisees at the beginning of the current fiscal year. We are currently receiving payments and are therefore recognizing revenue, both rents and royalties, related to most of these large franchisees.

As discussed above (see “Hardee’s Revolution”), we introduced a new menu at Hardee’s during the fourth quarter of fiscal 2003. We determined that significant management and staff training would be required to properly execute the new menu. We also invested in additional labor in the restaurants to ensure outstanding customer service during the training stage of the Revolution. As the training, implementation and introduction of the Revolution have been achieved, we have returned to pre-Revolution staffing levels.

The changes in restaurant-level margins are explained as follows:

	Twelve Weeks	Forty Weeks
	Ended	Ended
	November 3, 2003	November 3, 2003

Restaurant-level margins for the period ended November 4, 2002	13.1%	12.8%
Increase in food and packaging costs	(1.7)%	(1.5)%
Increase in general liability insurance expenses	(0.7)%	(0.3)%
Increase in salaries, benefits, direct labor and bonus expense	—%	(0.3)%
Increase in workers’ compensation insurance expense	(0.4)%	(0.1)%
Decrease in repair and maintenance expenses	0.5%	0.1%
(Increase) decrease in electricity expense	0.3%	(0.2)%
(Increase) decrease in rent, common area maintenance and property taxes	0.2%	(0.1)%
Other, net	0.6%	(0.2)%

Restaurant-level margins for the period ended November 3, 2003	11.9%	10.2%

Food and packaging costs increased over the prior year comparable periods as percents of sales primarily due to increased beef and other commodity costs and the increased emphasis on premium products associated with the Revolution. General liability and workers compensation insurance expenses increased over the prior year comparable periods primarily due to increased property insurance rates based on claims experience and higher overall insurance costs.

Salaries, benefits, direct labor and bonus expense decreased as a percent of sales during the twelve weeks ended November 3, 2003 primarily due to higher general manager bonuses due to achievement of sales-based bonus goals during the quarter, offset by a slight decrease in benefit costs and labor costs returning to normal levels upon completion of Revolution management and staff training. Labor costs during the forty weeks ended November 3, 2003 include periods earlier in the year during which significant Revolution training costs were being incurred.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

La Salsa

During the twelve weeks ended November 3, 2003, La Salsa franchisees opened one restaurant and closed one restaurant. During the forty weeks ended November 3, 2003, we opened five La Salsa restaurants and closed two La Salsa restaurants. During the same period, La Salsa franchisees opened five restaurants and closed seven restaurants. The following table shows the change in the La Salsa component of our restaurant portfolio, as well as the change in revenue at La Salsa for the current quarter:

	Restaurant Portfolio			Revenue

	Third Fiscal Quarter			Third Fiscal Quarter			Year-To-Date

	2004	2003	Change	2004	2003	Change	2004	2003(1)	Change

Company	60	57	3	$9,827	$9,701	$126	$32,962	$28,813	$4,149
Franchised and licensed	40	41	(1)	360	301	59	1,196	1,037	159

Total	100	98	2	$10,187	$10,002	$185	$34,158	$29,850	$4,308

(1) For the period March 1, 2002 through November 4, 2002.

Same-store sales for company-operated La Salsa restaurants decreased 2.6% during the twelve weeks ended November 3, 2003. Revenue from company-operated La Salsa restaurants increased $126, or 1.3%, when compared to the twelve weeks ended November 4, 2002, primarily due to the opening of five new restaurants, partially offset by the closing of two restaurants during the past year and the decrease in same-store sales.

Restaurant-level margins were 6.2% and 14.0% as a percent of company-operated restaurant revenues for the twelve-week periods ended November 3, 2003 and November 4, 2002, respectively. Margins were negatively impacted by approximately 270 basis points as a result of increased labor related to higher costs associated with new restaurant openings and the fixed nature of labor on lower sales at more labor-intensive full service locations. Margins also decreased by approximately 125 basis points as a result of higher repairs and maintenance costs due to completion of maintenance deferred from the prior year and increased utilities and grand opening expenses. Occupancy and other expenses further negatively impacted margins by approximately 360 basis points due to scheduled rent escalations, increased property insurance costs passed through by landlords, higher license costs to obtain full service liquor licenses at several locations, increased depreciation from recent capital expenditures and increased amortization of favorable lease rights.

Same-store sales from company-operated La Salsa restaurants decreased 2.1% during the forty weeks ended November 3, 2003. During the forty weeks ended November 3, 2003, revenue from company-operated La Salsa restaurants increased $4,149, or 14.4%, when compared to the forty weeks ended November 4, 2002, as a result of recording 31 additional days of revenue during that period (we acquired La Salsa on March 1, 2002, resulting in our recording of less than a full forty weeks of revenue during the first three quarters of fiscal 2003) and the opening of five new restaurants, partially offset by the closing of two restaurants during the past year and the decrease in same-store sales.

Restaurant-level margins were 9.4% and 14.9% as a percent of company-operated restaurant revenues for the forty-week period ended November 3, 2003 and the period from March 1, 2002 to November 4, 2002, respectively. Margins were negatively impacted by approximately 260 basis points due to higher repairs and maintenance, due to completion of maintenance deferred from the prior year, and increased utilities and grand opening expenses. Occupancy and other expenses further negatively impacted margins by approximately 320 basis points due to scheduled rent escalations, increased property insurance costs passed through by landlords, and increased depreciation from recent capital expenditures and increased amortization of favorable lease rights. The margin impacts discussed above were partially offset by lower food costs due to discounting activity during the prior year.

Decreases in same-store sales and restaurant level margins may impact the recoverability of the carrying value of a restaurant. We regularly evaluate under-performing restaurants to determine the likelihood we can return them to profitability. In the event that we determine we cannot return an under-performing restaurant to an acceptable level of profitability, we close the restaurant (absent any contractual restrictions preventing us from doing so). We believe

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

the potential closing of any restaurants currently identified as under-performing would not have a material impact on the valuation of the goodwill associated with the acquisition of La Salsa.

Advertising Expense

Advertising expenses increased $9, or 0.1%, to $16,719 during the twelve weeks ended November 3, 2003, and decreased $1,170, or 2.1%, to $54,302 during the forty weeks ended November 3, 2003. Advertising expenses as a percentage of company-operated restaurant revenue decreased marginally from 6.5% to 6.2% during the twelve weeks ended November 3, 2003, and decreased marginally from 6.4% to 6.2% during the forty weeks ended November 4, 2003, as compared to the prior year periods, primarily due to the management decision to slightly reduce advertising spending as a percentage of sales.

General and Administrative Expense

General and administrative expenses were 7.7% of total revenue during the twelve weeks ended November 3, 2003, as compared to 8.7% during the twelve weeks ended November 4, 2002. General and administrative expenses decreased $1,494, or 5.5%, to $25,777 during the twelve weeks ended November 3, 2003, as compared to the same period last year. This decrease is primarily due to reduced incentive compensation expense and relocation expense partially offset by increased regional general and administrative costs and supply costs.

General and administrative expenses were 7.6% of total revenue during the forty weeks ended November 3, 2003, as compared to 8.3% during the forty weeks ended November 4, 2002. General and administrative expenses decreased $6,060, or 6.9%, to $82,232 during the forty weeks ended November 3, 2003, as compared to the forty weeks ended November 4, 2002. This decrease is primarily due to reduced salary expense, incentive compensation, relocation and telephone expense, partially offset by increased regional general and administrative costs and legal expense.

Interest Expense

During the twelve weeks ended November 3, 2003, interest expense increased $359, or 3.7%, to $9,947, as compared to the twelve weeks ended November 4, 2002, primarily as a result of increased interest under capital lease obligations. During the forty weeks ended November 3, 2003, interest expense decreased $1,172, or 3.6%, to $31,149, as compared to the forty weeks ended November 4, 2002, primarily due to the prior year repurchase of our 4.25% convertible subordinated notes due 2004 and a lower average balance on our senior credit facility.

Other Income (Expense), Net

Other income (expense), net, consists of the following:

	Twelve Weeks Ended		Forty Weeks Ended

	November 3, 2003	November 4, 2002	November 3, 2003	November 4, 2002

Gain on the sale of Checkers stock	$—	$3,134	$—	$8,959
Gain (loss) on the repurchase of convertible subordinated notes	(708)	728	(708)	2,442
Other	632	42	221	405

Total other income (expense), net	$(76)	$3,904	$(487)	$11,806

During the twelve weeks ended November 3, 2003, we repurchased $100,000 of our 4.25% Convertible Subordinated Notes due 2004 for $100,708, which included a call premium of $708. As a result, we recorded a loss on repurchase of convertible subordinated notes as listed in the table above.

During fiscal year 2003, we divested our investment in Checkers resulting in gains on the sale of those securities as listed in the table above.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Additionally, during fiscal year 2003, we repurchased a portion of our 4.25% Convertible Subordinated Notes due 2004. The repurchases of those notes also resulted in the recognition of gains as listed in the table above.

Income Taxes

We recorded income tax expense for the twelve and forty weeks ended November 3, 2003, of $192 and $622, respectively. We recorded an income tax benefit for the twelve and forty weeks ended November 4, 2002, of $5,393 and $8,143, respectively. The income tax benefits were a result of changes in existing tax laws whereby the Company was allowed to carry back certain operating losses to prior years in which the Company had taxable income. We believe that our net operating loss carryforward is such that we will not be required to pay federal income taxes on this fiscal year’s taxable earnings, if any, and have only provided for foreign income taxes. Our deferred tax assets net to $0 due to our valuation allowance of approximately $164,000 at January 31, 2003.

At November 3, 2003, we had a federal net operating loss (“NOL”) carryforward of approximately $83,400, expiring in varying amounts in the years 2021 through 2023 and state NOL carryforwards totalling $71,500 expiring in the years 2006 through 2023. We have federal NOL carryforwards for alternative minimum tax purposes of approximately $61,235. Additionally, we have an alternative minimum tax credit carryforward of approximately $7,300. We have generated general business credit carryforwards of approximately $9,700, expiring in varying amounts in the years 2020 through 2023, and foreign tax credits in the amount of $1,400, which expire in the years 2005 through 2008.

Liquidity and Capital Resources

We have historically financed our business through cash flow from operations, borrowings under our credit facility and the sale of restaurants. Our most significant cash uses during the next 12 months will arise primarily from funding of our capital expenditures. The revolving credit facility portion of our senior credit facility (“Facility”), as amended and restated on November 12, 2003, matures on November 15, 2006. We anticipate that existing cash balances, availability under the Facility and cash generated from operations will be sufficient to service existing debt and to meet our operating and capital requirements for the next 12 months. Additionally, we are able to sell restaurants as a source of liquidity, although we have no intention to do so significantly at this time. We have no potential mandatory payments of principal on our $105,000 of 4% Convertible Subordinated Notes due 2023 until October 1, 2008 (see discussion below). We have no mandatory payments of principal on the $200,000 of 9.125% Senior Subordinated Notes due 2009 outstanding prior to their final maturity in 2009.

We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of November 3, 2003, our current ratio was .6 to 1.

We use the Facility to fund letters of credit required for our self-insurance programs. Additionally, the Facility provides working capital during those periods when seasonality affects our cash flow. The Facility currently permits borrowings of up to $175,000, including a $25,000 term loan issued on that date and due April 1, 2008, and an $80,000 letter of credit sub-facility. The principal amount of the term loan will be repaid in quarterly installments maturing on April 1, 2008. As of November 3, 2003 (prior to amendment and restatement of the Facility), we had $0 in cash borrowings outstanding under our Facility and $62,481 outstanding on standby letters of credit. Upon the closing of the amended and restated facility, we had $25,000 outstanding under the term loan, $63,502 of outstanding letters of credit and borrowing availability of $86,498. Borrowings bear interest at either the LIBOR rate plus an applicable margin or the Prime Rate plus an applicable margin, with interest due monthly. The applicable interest rate on the Facility at November 3, 2003 is the Prime Rate plus 2.25%, or 6.25% per annum. The applicable interest rate on the term loan portion of the newly amended and restated Facility is LIBOR plus 3.75%, or 4.86%.

The agreement underlying the Facility includes certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets in the collateral pool securing the Facility, prepay certain debt, engage

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

in a change of control transaction without the member banks’ consents, pay dividends and make investments or acquisitions.

Subject to the terms of the agreement, we may make capital expenditures of $55,000 during the current fiscal year. In future years, we may make capital expenditures in the amount of $45,000 plus 80% of the amount of actual EBITDA (as defined in the Facility) in excess of $110,000. Additionally, we may carryforward any unused capital expenditure amounts to the following year.

The full text of the contractual requirements imposed by this financing is set forth in the Fifth Amended and Restated Credit Agreement, dated as of November 12, 2003, which we are filing with the Securities and Exchange Commission as an exhibit to this report. We were in compliance with the requirements of the then-existing Facility as of November 3, 2003. Subject in certain instances to cure periods, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only if we are in default under the Facility), our 9.125% Senior Subordinated Notes due 2009 (“Senior Notes”), our 4.25% Convertible Subordinated Notes due 2004 (“2004 Convertible Notes”) and our 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”) may also become accelerated under certain circumstances and after all cure periods have expired.

The 2004 Convertible Notes, which are our unsecured general obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 4.25% per annum in semiannual installments due each March 15 and September 15, with all outstanding principal due and payable March 15, 2004. We have the right to prepay the notes at any time for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. On November 3, 2003 we prepaid $100,000 of the notes. We intend to repay the remaining outstanding principal balance of $22,319 at their maturity on March 15, 2004, using the proceeds of the term loan portion of the Facility.

On September 29, 2003, we issued $105,000 principal amount of 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”). The 2023 Convertible Notes, which are our unsecured general obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 4.00% per annum in semiannual coupons due each April 1 and October 1, with all outstanding principal due and payable October 1, 2023. We have the right to prepay the notes after October 1, 2008 for an amount equal to 100% of the principal amount of the notes redeemed plus accrued interest, subject to a notice requirement. The full text of the contractual requirements imposed by this financing is set forth in the related indenture, which we are filing with the Securities and Exchange Commission as an exhibit to this report. The indenture contains certain restrictive covenants. We were in compliance with the covenants of the 2023 Convertible Notes as of November 3, 2003. Subject in certain instances to cure periods, the holders of the 2023 Convertible Notes may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the indenture, in the event of specified events of insolvency, or if other significant obligations are accelerated. On October 1 of 2008, 2013 and 2018, holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at prices specified in the related indenture. The notes are convertible into our common stock on the conditions set forth in the related indenture. The notes were not convertible during the period September 29, 2003 through November 3, 2003. The net proceeds from the issuance of these notes were used to repay a portion of the 2004 Convertible Notes.

The Senior Notes, which are unsecured obligations but are guaranteed by our subsidiaries, are governed by an indenture. The indenture requires that we pay interest at a rate of 9.125% per annum in semi-annual coupons due on each May 1 and November 1, with all outstanding principal due and payable May 1, 2009. We do not have the right to prepay the notes until May 1, 2004, at which time we may prepay the notes for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium from May 1, 2004 to May 1, 2005, is 4.56% of the principal amount redeemed, but reduces annually through May 2007, at which point no premium is payable. The indenture includes certain restrictive covenants, including limitations on our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, pay dividends, make investments, dispose of assets and make restricted payments. Restricted payments include certain loans, treasury stock repurchases and voluntary repurchases of outstanding debt. As of November 3, 2003, the remaining amount of permitted restricted payments is $28,183. The full text of the contractual requirements imposed

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

by this financing is set forth in the indenture, which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of November 3, 2003. Subject in certain instances to cure periods, the holders of the Senior Notes may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the indenture, specified events of insolvency, if we suffer certain adverse legal judgments or if other significant obligations are accelerated.

The terms of the Facility, the 2004 Convertible Notes and the Senior Notes are not dependent on any change in our credit rating. The 2023 Convertible Notes contain a convertibility trigger based on the credit ratings of the notes (see discussion above). We believe the key company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, asset collateral bases and the level of our equity capital relative to our debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.

During the forty weeks ended November 3, 2003, cash provided by operating activities was $63,103. Cash used in investing activities during the forty weeks ended November 3, 2003, totaled $14,692, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment and collections on notes receivable and related party receivables. Cash used in financing activities during the forty weeks ended November 3, 2003, totaled $41,171, which principally consisted of redemption of $100,000 of our 2004 Convertible Notes and repayments of other short-term debt, partially offset by proceeds from the issuance of our 2023 Convertible Notes.

Capital expenditures for the forty weeks ended November 3, 2003 were:

New restaurants (including restaurants under development)
Carl’s Jr.	$4,002
Hardee’s	3,251
La Salsa	2,834
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	2,477
Hardee’s	8,365
Other restaurant additions
Carl’s Jr.	2,826
Hardee’s	4,129
La Salsa	1,802
Capitalized interest	350
Corporate/other	2,959

Total	$32,995

As of November 3, 2003, we had remodeled 85% of the Hardee’s company-operated restaurants to the Star Hardee’s format and had installed charbroilers in 99% of the company-operated restaurants.

In an effort to improve operations we have relocated several of our corporate facilities. During 2002, we began relocating our executive headquarters to the Santa Barbara, California area. We entered into an agreement to lease a facility in Carpinteria through December 2007. During 2001, we relocated Hardee’s corporate offices to St. Louis, Missouri and entered into a five-year agreement to lease a portion of the facility.

Contractual Obligations

We enter into purchasing contracts and pricing arrangements to control costs for commodities and other items that are subject to price volatility. These arrangements result in unconditional purchase obligations (see further discussion regarding these obligations in “Item 3 — Quantitative and Qualitative Disclosures About Market Risk”) which, as of November 3, 2003, totaled $39,035.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. As of November 3, 2003, we had $0 of borrowings and $62,481 of letters of credit outstanding under the Facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $625. The estimated reduction is based upon the outstanding balance of the Facility (including outstanding letters of credit) and the weighted-average interest rate for the quarter and assumes no change in the volume, index or composition of debt as in effect November 3, 2003. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in the consolidated balance sheet. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices (see “Turnaround Strategy”), could result in lower restaurant-level operating margins for our restaurant concepts.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
OTHER INFORMATION
(Dollars in Thousands)

Part II. Other Information.

Item 2. Changes in Securities and Use of Proceeds.

On September 29, 2003, the Company issued $105,000 principal amount of 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”) in a private placement in reliance upon the exemptions from registration provided by Rule 144A (in that the initial purchasers of the notes met the conditions set forth therein) and Regulation S (in that the notes may be sold in foreign country transactions) promulgated under the Securities Act of 1933, as amended. The initial purchasers of the 2023 Convertible Notes were Citigroup Global Markets, Inc., and BNP Paribas Securities Corp. The aggregate offering price of the 2023 Convertible Notes was $105,000, and the initial purchasers purchased the notes from us at a discount equal to 325 basis points, or $101,588. The 2023 Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 112.4859 shares per $1 principal balance of the notes upon the conditions set forth in the related indenture, which is being filed with the Securities and Exchange Commission as an exhibit to this report. The conversion price is subject to adjustment as described in the indenture.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
EXHIBITS AND REPORTS ON FORM 8-K

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description

4.6	Indenture, dated as of September 29, 2003, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee.

4.7	Form of Notes (included in Exhibit 4.6)

4.8	Registration Rights Agreement, dated as of September 29, 2003, by and among the Company and Citigroup Global Markets, Inc., for itself and the other initial purchasers.

10.50	Director Fee Agreement, effective as of April 1, 2003, by and between the Company and William P. Foley, II.*

10.51	Distribution Service Agreement, dated as of November 7, 2003, by and between La Salsa, Inc. and McCabe’s Quality Foods.

10.52	Fifth Amended and Restated Credit Agreement, dated as of November 12, 2003, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago Branch (as successor in interest to Paribas), as Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

(b)	Reports on Form 8-K:

A Current Report on Form 8-K, dated September 17, 2003, was filed during the third quarter of 2004, furnishing the Company’s financial results for the second quarter ended August 11, 2003.

A Current Report on Form 8-K, dated September 22, 2003, was filed during the third quarter of 2004, announcing the Company’s proposed offering of convertible subordinated notes.

A Current Report on Form 8-K, dated September 23, 2003, was filed during the third quarter of 2004, announcing the pricing of the Company’s convertible subordinated notes.

A Current Report on Form 8-K, dated September 29, 2003, was filed during the third quarter of 2004, announcing the closing of $105.0 million of convertible subordinated notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC. (Registrant)

Date: December 10, 2003	/s/ Theodore Abajian

Theodore Abajian Executive Vice President Chief Financial Officer