Form 10-K
period 2004-01-26
CKE RESTAURANTS INC
filed 2004-04-07
CIK 919628

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11313

CKE Restaurants, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0602639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6307 Carpinteria Ave., Ste. A Carpinteria, California 93013 (Address of principal executive offices)

Registrant’s telephone number, including area code

(805) 745-7500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
9 1/8% Senior Subordinated Notes due 2009	New York Stock Exchange
4% Convertible Subordinated Notes due 2023	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 11, 2003 was $269,404,159.

     The number of outstanding shares of the registrant’s common stock was 57,680,702 as of April 2, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of January 26, 2004, are incorporated by reference into Part III of this Report.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 26, 2004

		Page
		No.

Part I
Item 1.	Business	1
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	17
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A.	Controls and Procedures	57
Part III
Item 10.	Directors and Executive Officers of the Registrant	58
Item 11.	Executive Compensation	58
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
Item 13.	Certain Relationships and Related Transactions	58
Item 14.	Principal Accountant Fees and Services	60
Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	61
EXHIBIT 3-4
EXHIBIT 10-53
EXHIBIT 10-54
EXHIBIT 10-55
EXHIBIT 10-56
EXHIBIT 12-1
EXHIBIT 14-1
EXHIBIT 21-1
EXHIBIT 23-1
EXHIBIT 31-1
EXHIBIT 31-2
EXHIBIT 32-1
EXHIBIT 32-2

i

PART I

Item 1.     Business

      Our fiscal year ends on the last Monday in January in each year. In this Annual Report, we refer to the fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended January 26, 2004, is referred to as “fiscal 2004”). Fiscal 2004, 2003 and 2002 each includes 52 weeks. All dollar amounts used in the text of this Annual Report are in thousands, unless otherwise noted.

Company Overview

      We own, operate, franchise and license approximately 3,250 quick-service restaurants, which are referred to in our industry as QSR’s, primarily under the brand names Carl’s Jr.®, Hardee’s® and La Salsa Fresh Mexican Grill®. According to the June 30, 2003 issue of Nation’s Restaurant News, our Hardee’s and Carl’s Jr. chains are the tenth and eleventh largest sandwich restaurant chains in the U.S., respectively, based on U.S. system-wide foodservice sales. Our system-wide restaurant portfolio at January 31, 2004, consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Company-operated	426	721	61	4	1,212
Franchised and licensed	580	1,400	41	17	2,038

Total	1,006	2,121	102	21	3,250

      Carl’s Jr. The first Carl’s Jr. restaurant was opened in 1956. Our Carl’s Jr. restaurants are located predominantly in the Western United States. Carl’s Jr. restaurants offer superior food quality, a diverse menu focused on burgers, premium dining selections at reasonable prices and attentive customer service to create a quality dining experience for its customers. Approximately 20% of Carl’s Jr. restaurants are dual-branded with Green Burrito. Typically, dual-branded Carl’s Jr. restaurants have both higher sales and profits. Carl’s Jr. is predominantly a lunch and dinner concept, with approximately 88% of Carl’s Jr. company-operated restaurant revenues coming from the lunch and dinner portion of its business.

      Hardee’s. The first Hardee’s restaurant was opened in 1960. Our Hardee’s restaurants are located predominantly in the Southeastern and Midwestern United States. Hardee’s restaurants offer quality food in generous portions at moderate prices. Historically, Hardee’s has been a place for breakfast, with approximately 44% of company-operated revenues derived from that portion of its business. In early 2003, we restructured our lunch/dinner menu, which now features large Angus beef Thickburgers™ and chicken sandwiches. Hardee’s breakfast menu is largely unchanged, featuring such items as Made From Scratch® biscuits and biscuit breakfast sandwiches. The new menu gives Hardee’s the opportunity to grow the lunch and dinner portion of its business.

      La Salsa. We acquired La Salsa on March 1, 2002, when we acquired Santa Barbara Restaurant Group, Inc., or SBRG. Our La Salsa restaurants are located predominantly in California, and are quality, fast-casual restaurants featuring traditional Mexican food items including tacos, burritos, enchiladas and salads. We believe that our presence in the fast-casual segment provides us with an attractive growth opportunity.

Recent Developments

      Repayment of Convertible Subordinated Notes at Maturity. We repaid and retired the portion of our 4 1/4% Convertible Subordinated Notes Due 2004 then still outstanding at their maturity on March 15, 2004.

      Closure of Hardee’s Restaurants. On February 13, 2004, we announced our intention to close 28 under-performing Hardee’s restaurants. We determined that these restaurants do not fit in with our new menu strategy and could not respond to the changes we’ve made.

      Impairment of Goodwill Associated with La Salsa Fresh Mexican Grill. During the first quarter of fiscal 2004, we completed our annual assessment of goodwill, including an assessment of the La Salsa brand conducted by an independent consultant, which did not result in an impairment charge. During the fourth quarter of fiscal 2004, we determined that it was more likely than not that the value of the La Salsa brand had decreased due to deterioration of La Salsa’s business and future growth prospects. Accordingly, we again engaged an independent consultant to assist us in performing an assessment of the value of the brand. Based on the results of that assessment, during the fourth quarter of fiscal 2004 we recorded an impairment charge of $34,059 to the carrying value of the goodwill associated with the acquisition of La Salsa. The carrying value of the goodwill associated with the acquisition of La Salsa is now $0.

      Bovine Spongiform Encephalopathy. On December 23, 2003, the United States Department of Agriculture announced a presumptive positive case of bovine spongiform encephalopathy (“BSE”), also known as “mad cow.” Subsequently, the USDA announced that additional testing confirmed the diagnosis of BSE. We have not purchased beef from the State of Washington meat-packing facility that processed the BSE-infected cow (either directly or indirectly through our suppliers).

      Divestiture of Timber Lodge. As discussed in Note 6 of Notes to Consolidated Financial Statements, Timber Lodge is accounted for as a discontinued operation. The operating results of Timber Lodge, a loss of approximately $2,790 and $53 for fiscal year 2004 and the period March 1, 2002 (the “Acquisition Date”) through January 31, 2003, respectively, are included in the Consolidated Financial Statements as discontinued operations. During March 2004, we executed a letter of intent to sell Timber Lodge and expect to close the sale transaction no later than the second quarter of fiscal 2005. However, we can provide no assurance that this transaction will be completed.

      Adoption of New Accounting Pronouncements. See Note 1 of Notes to Consolidated Financial Statements.

Use of Non-GAAP Financial Measurements

      In various places throughout this Annual Report, we use certain non-GAAP financial measures when describing our performance, which we believe provide valuable information to our stockholders. An example of such a non-GAAP financial measures would be EBITDA, which we believe is a valuable performance measure for our security holders as an indicator of earnings available to service debt. Please see discussion of the non-GAAP financial measures we use in this Annual Report contained in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Non-GAAP Measurements.”

Contact Information; Obtaining Copies of this Annual Report

      We are incorporated in the State of Delaware. Our principal offices are located at 6307 Carpinteria Avenue, Suite A, Carpinteria, California, 93013. Our general website address is www.ckr.com.

      Electronic copies of our Annuals Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act, are available free of charge by visiting the “Investors” section of www.ckr.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

      In addition, print copies of any of the foregoing documents may be obtained free of charge by contacting Investor Relations at ir@ckr.com or by phone at (805) 745-7500.

      Information contained in our website is not deemed to be a part of this Annual Report.

Competitive Strengths

      The QSR industry is highly competitive. In order to maintain or increase their sales, throughout fiscal 2003 and fiscal 2004 a number of our major competitors discounted their menu items and promoted these discounted “value items.” By contrast, we have developed and implemented a strategy to differentiate our Carl’s Jr. and Hardee’s brands from our competitors that includes the following elements:

•	promotion of premium, great tasting products such as Carl’s Jr.’s The Six Dollar Burger™ and Hardee’s Thickburgers and Big Chicken Sandwich;

•	installation of gas-fired charbroilers in all of our restaurants to improve taste, operations and food safety; and

•	implementation of a program to focus on the essentials of restaurant operations — quality, service and cleanliness.

      Carl’s Jr. and Hardee’s further differentiate themselves from their competitors by preparing their products to order and according to exacting standards, so that customers receive hot and fresh food, and by offering their customers the convenience of table service once the order is placed.

      Carl’s Jr. Carl’s Jr. is a well-recognized brand that has operated profitably for the past seven fiscal years. The brand focuses on selling its signature products, such as the Super Star® hamburger, and on developing innovative new premium products, such as The Six Dollar Burger, Chicken Breast Strips and Chili Burgers, to attract what we characterize as the “young, hungry guy.” Carl’s Jr.’s focus on this customer type is enhanced through edgy, breakthrough advertising and high visibility sports sponsorships with professional sports teams in its major markets, including the National Basketball Association’s Los Angeles Lakers and Sacramento Kings and Major League Baseball’s Los Angeles Dodgers, San Francisco Giants and Anaheim Angels. While we continue to build new Carl’s Jr. restaurants, most of the brand’s growth has come from its strong franchise community and its dual branding opportunities with our Green Burrito® brand.

      Hardee’s. Hardee’s is in the midst of a turnaround program which is targeted at improving Hardee’s same-store sales and returning the Hardee’s brand to prominence in the QSR sector. The key elements of the turnaround program are to:

•	improve restaurant operations by streamlining the menu and returning to restaurant fundamentals — quality, service and cleanliness;

•	remodel Hardee’s restaurants to the “Star Hardee’s” format and upgrade the condition of the facilities so that our customers enjoy comfortable surroundings and a pleasant dining experience;

•	transform Hardee’s from a discount variety brand to a premium product brand that appeals to what we believe to be our industry’s most attractive demographic segment, 18-to 35-year old males; and

•	grow the lunch and dinner portion of Hardee’s business while maintaining Hardee’s already strong breakfast business.

      Pursuant to this program, Hardee’s rolled out its new menu during early fiscal 2004, which we refer to as the “Revolution.” As part of the Revolution, we eliminated a significant number of menu items with the goal of simplifying the Hardee’s menu and improving restaurant operations. The Hardee’s menu now features a premium Angus beef line of  1/3 lb.,  1/2 lb. and  2/3 lb. burgers called “Thickburgers.” We believe Thickburgers will help increase Hardee’s sales because burgers still represent the largest QSR segment, and the 18 to 35-year old male demographic segment which we target shows a strong preference for burgers. We believe the taste and quality of our Thickburgers are unparalleled in the QSR industry. Hardee’s focus on burgers marks a return to its roots of offering superior tasting charbroiled burgers, which we believe will increase the average customer check and average unit volumes.

      We completed the implementation of the Hardee’s Revolution during fiscal year 2004. The results of the new menu focus for Hardee’s have been positive, including eight consecutive periods of increased same-store sales comparisons at Hardee’s through March 22, 2004.

      La Salsa. Our La Salsa restaurants, modeled after the “taquerias” of Mexico, primarily cater to the lunch and dinner segment, and feature freshly prepared items such as tacos, burritos, taquitos, and quesadillas. La Salsa restaurants emphasize generous portions and quality ingredients including Grade “A” skinless chicken, USDA lean steak, Mahi Mahi fish, shrimp, real cheddar and Monterey Jack cheese, long-grain rice and both black and pinto beans.

      All ingredients are fresh, and there are no can openers or microwave ovens in the restaurants. Food is prepared to order, so that each item served will be fresh and hot. The restaurants offer a self-service salsa bar featuring a variety of condiments and freshly made salsas. The La Salsa brand provides us with a growth vehicle in the attractive “Fresh Mex” QSR sector.

Business Strategy

      We remain focused on pursuing vigorously a comprehensive business strategy. The main components of our strategy are as follows:

•	remain focused on restaurant fundamentals — quality, service and cleanliness;

•	offer premium products that compete on quality and taste — not price;

•	build on the strength of the Carl’s Jr. brand, including dual branding opportunities with Green Burrito;

•	continue to execute and refine the Hardee’s Revolution;

•	continue to control costs while increasing revenues;

•	leverage our infrastructure and marketing presence to build out existing core markets; and

•	strengthen our franchise system and pursue further franchising opportunities.

      Revitalizing Hardee’s remains the primary challenge for our management team. The key success factor in operating Hardee’s profitably is increasing sales. For the fiscal year ended January 31, 2004, the average-unit volume (“AUV”) at our company-owned Hardee’s restaurants was approximately $792, while franchise-operated AUV was $845. We estimate that for the concept to operate profitably, the AUV must be in the range of $850 to $900 in today’s operating environment. We can provide no assurance that we will be successful in improving Hardee’s AUV’s to those levels.

Franchise Strategy

      Our franchise and licensing strategy is premised on our franchisees’ active involvement in and management of restaurant operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements. Generally, area development agreements require franchisees to open a specified number of restaurants in a designated geographic area within a specified period of time. Our franchise strategy is designed to further the development of our individual restaurant chains and reduce the total capital we need to develop our brands.

      Carl’s Jr. Franchise arrangements with Carl’s Jr. franchisees, which operate in Alaska, Arizona, California, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas and Utah, generally provide for initial fees and continuing royalty payments and advertising fees to us based upon a percentage of gross sales (generally 4% for royalties and 5% to 7% for advertising). As of January 31, 2004, our Carl’s Jr. franchisees and licensees operated 580 Carl’s Jr. restaurants, or approximately 58% of the Carl’s Jr. system. The majority of our Carl’s Jr. franchisees own more than one restaurant, with twenty-two franchisees owning seven or more restaurants.

      Hardee’s. Franchise agreements with Hardee’s franchisees, who operate restaurants predominantly in the Southeastern and Midwestern United States, generally provide for initial fees and continuing royalty payments to us, and advertising fees to a national fund and/or a regional cooperative fund, based upon a percentage of gross sales (generally 4% for royalties and 3% to 5% for advertising). As of January 31, 2004, our Hardee’s franchisees and licensees operated 1,400 Hardee’s restaurants, or approximately 66% of the Hardee’s system. The majority of our Hardee’s franchisees own more than one restaurant, with twenty-nine franchisees owning ten or more restaurants. Since our acquisition of Hardee’s in 1997, we have worked hard to develop and enhance a productive relationship with our Hardee’s franchisees. We have been supportive of Hardee’s franchise association and we believe we have improved communications with the franchisees. Our Hardee’s franchisees are joining us in our Star Hardee’s remodel program and, as of January 31, 2004, operated 720 franchised Star Hardee’s restaurants.

      La Salsa. Franchise agreements with La Salsa franchisees, who operate restaurants predominantly in California, generally provide for initial fees and continuing royalty payments and advertising fees to us based upon a percentage of gross sales (generally 5% for royalties and 1% to 3% for advertising). As of January 31,

2004, our La Salsa franchisees and licensees operated 41 La Salsa restaurants, or approximately 40% of the La Salsa system.

      The results of our business turnaround activities have been:

•	We changed the system-wide mix of restaurants to one that is primarily franchise-operated. At the end of the fiscal year, approximately 58% and 66% of Carl’s Jr. and Hardee’s restaurants, respectively, were franchised.

•	We closed many unprofitable operations, which has improved our gross margin percentage and AUV.

•	We believe we have improved the quality, service and cleanliness of our Hardee’s restaurants.

•	Our same-store sales trends for company-operated restaurants, for each brand by quarter are:

	Carl’s Jr.	Hardee’s	La Salsa

Fiscal 2004
First Quarter	(0.4)%	(3.8)%	(1.9)%
Second Quarter	2.3%	1.0%	(2.0)%
Third Quarter	5.4%	6.8%	(2.6)%
Fourth Quarter	5.3%	9.2%	2.0%
Fiscal 2003
First Quarter	4.2%	0.3%	1.9%
Second Quarter	0.6%	(1.0)%	1.9%
Third Quarter	(5.0)%	(3.5)%	0.8%
Fourth Quarter	2.1%	(5.8)%	(0.7)%

•	Quarterly net income (loss) by segment has been (in thousands):

					Income (Loss)	Cumulative
				Other, Including	Before Cumulative	Effect of	Net Income
				Discontinued	Effect of Change in	Change in	(Loss) As
	Carl’s Jr.	Hardee’s	La Salsa	Operations	Accounting	Accounting	Reported

Fiscal 2004
First Quarter	$17,012	$(20,947)	$(193)	$(1,688)	$(5,816)	$—	$(5,816)
Second Quarter	14,475	(8,256)	33	3	6,255	—	6,255
Third Quarter	11,080	(8,523)	(652)	257	2,162	—	2,162
Fourth Quarter	8,625	(22,627)	(35,596)	(1,563)	(51,161)	—	(51,161)
Fiscal 2003
First Quarter	$18,504	$(8,409)	$292	$2,786	$13,173	$(175,780)	$(162,607)
Second Quarter	14,643	(7,045)	228	2,945	10,771	—	10,771
Third Quarter	10,480	(3,390)	(1)	2,414	9,503	—	9,503
Fourth Quarter	10,511	(18,312)	(736)	847	(7,690)	—	(7,690)

      The net loss for La Salsa for the fourth quarter of fiscal 2004 includes an impairment charge of $34,059 to reduce the carrying value of La Salsa’s goodwill to $0.

      See discussion regarding income (loss) before cumulative effect of accounting change under Factors Affecting Comparability in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Information about Operating Segments

      We are engaged in the development, operation and franchising of quick-service and fast-casual restaurants, primarily under the brand names Carl’s Jr., Hardee’s, and La Salsa, principally in the United States of America. Information about our revenues, operating profits and assets is contained in Part II, Item 6 of this Annual Report on Form 10-K. As shown in the segment quarterly net income (loss) table above, as well as the information contained in the consolidated financial statements and notes thereto, Carl’s Jr. operates profitably while Hardee’s operates at a loss. In viewing the segments, we allocate much of our general and administrative expenses and substantially all of our interest to each of the segments. On that basis, Hardee’s has been operating at a loss of approximately $5,000 per month during the last fiscal year.

Investments in Other Restaurant Concepts

      In the past, we have invested in other restaurant concepts, as described in Note 9 of Notes to the Consolidated Financial Statements.

      Although we have no present intention to acquire additional interests in other restaurant concepts, we may do so in the future depending on the business prospects of the restaurant concept, the availability of financing at attractive terms, alternative business opportunities available to us, the consent of our senior lenders, if required, and general economic conditions.

Restaurant Development

      We perform extensive due diligence on prospective restaurant sites before we commit to opening, or permitting a franchisee to open, a restaurant at a location. We intend to continue to open new company-operated restaurants, primarily in established markets. In fiscal 2004, we opened 17 new restaurants, and our franchisees and licensees opened 51 new restaurants. The average development cost for fiscal years 2004 and 2003 for owned restaurants, including capitalizing ground and equipment leases at 8% for La Salsa, was as follows(1):

	Average per restaurant

	Carl’s Jr.	Hardee’s	La Salsa

Land	$645	$375	$—
Building	585	500	355
Equipment	250	250	120
Capitalization of leases	—	—	805

Total	$1,480	$1,125	$1,280

(1)	The averages above are contingent upon a number of factors including, but not limited to, restaurant prototype, geographical area, and local zoning requirements.

Restaurant Operations and Support

      We strive to maintain high standards in all products and equipment used by our restaurants, as well as our operations related to food preparation, service and cleanliness. We generally prepare our hamburgers, chicken sandwiches and breakfast items after the customer has placed an order, with the goal of serving them promptly. In addition, we charbroil hamburger patties and chicken breasts in a gas-fired double broiler that sears the meat on both sides in a uniform heating and cooking time. At our La Salsa restaurants, we prepare our fresh-Mexican menu items after the customer has placed an order with the goal of serving them promptly.

      Our commitment to quality in both our products and our operations is supported by our training program. Each company-operated Carl’s Jr. and Hardee’s restaurant is operated by a general manager who has received a minimum of nine weeks of management training. Each company-operated La Salsa restaurant is operated by a general manager who has received 5-8 weeks of management training. This training program involves a combination of classroom instruction and on-the-job training in specially designated training restaurants. The general manager trains other employees in accordance with our guidelines. District managers, who are responsible for seven to nine restaurants, also supervise general managers. Approximately 150 Carl’s Jr. and Hardee’s district managers are under the supervision of regional vice presidents, who regularly inspect the operations in their respective districts and regions.

Marketing and Advertising

      Our marketing and advertising initiatives focus on building brand awareness through the balanced use of television, radio and print advertising. These activities are supported by contributions of approximately 6.0% of sales from both franchise and company-operated Carl’s Jr. restaurants.

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

      See discussion of advertising in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Purchasing

      We purchase most of the food products and packaging supplies used in our Carl’s Jr. restaurant system and warehouse and distribute such items to both company-operated and franchised Carl’s Jr. restaurants. Although not required to do so, our Carl’s Jr. franchisees in California and some adjacent states purchase most of their food, packaging and supplies from us. We have elected not to outsource our Carl’s Jr. distribution activities because we believe our mature procurement process allows us to effectively manage our food costs, provide adequate quantities of food and supplies at competitive prices, generate revenue from Carl’s Jr. franchisees by adding a nominal mark-up to cover direct costs and provide better overall service to our restaurants in California. We seek competitive bids from suppliers on many of our products, approve suppliers of those products and require them to adhere to our established product specifications.

      We currently purchase substantially all of the food, packaging and supplies sold or used in our Hardee’s restaurants from MBM Corporation (“MBM”) (see Risk Factors — We depend on our suppliers to deliver quality products to us timely). MBM currently distributes products to company-operated restaurants and to many of the franchise-operated restaurants. Pursuant to the terms of our distribution agreements, we are obligated to purchase substantially all of our specified product requirements from MBM through July 2010. The prices and delivery fees we pay for MBM products are subject to adjustment in certain circumstances, which may include increases or decreases resulting from changes in the distributor’s cost structure.

      We purchase most of the food, packaging and supplies used in our La Salsa restaurants from McCabe’s Quality Foods. We have distribution agreements with both McCabe’s Quality Foods, which services restaurants in California, Nevada and Arizona, and Sysco, which distributes to our outer market franchise restaurants. The agreements with Sysco and McCabe’s Quality Foods expire in fiscal 2006 and 2007, respectively.

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

Trademarks and Service Marks

      We own numerous trademarks and service marks, and have registered many of those marks with the United States Patent and Trademark Office, including Carl’s Jr., the Happy Star logo, Hardee’s, La Salsa Fresh Mexican Grill and proprietary names for a number of the Carl’s Jr. and Hardee’s menu items. We believe our trademarks and service marks have value and play an important role in our marketing efforts.

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

      We, and our franchisees, must comply with the Fair Labor Standards Act and various federal and state laws governing employment matters, such as minimum wages, overtime pay practices, child labor laws and other working conditions and citizenship requirements. Many of our employees are paid hourly rates related to the federal and state minimum wage laws and, accordingly, increases in the minimum wage increase our labor costs. Federal and state laws may also require us to provide new or increased levels of employee benefits to our employees, many of whom are not currently eligible for such benefits.

      The Company monitors its facilities for compliance with the Americans with Disabilities Act (“ADA”) in order to conform to its requirements. Under the ADA, the Company could be required to expend funds to modify its restaurants to better provide service to, or make reasonable accommodation for the employment of, disabled persons. We believe that such expenditures, if required, would not have a material adverse effect on the Company’s financial position or results of operations.

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

      Our restaurant sales and, therefore, our profitability, are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and better weather conditions, which affect the public’s dining habits.

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

Employees

      We employ approximately 29,000 persons, primarily in company-operated restaurants and in our corporate offices and distribution facilities. Only those employees working at the La Salsa restaurant located in the Luxor Hotel in Las Vegas, Nevada are covered by a collective bargaining agreement, and our commitment to that location is on a month-to-month basis. We have never experienced a work stoppage attributable to labor disputes. Past attempts to unionize our distribution center employees have been rejected by employee votes. We believe our employee relations are good.

Working Capital Practices

      Information about our liquidity is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended January 31, 2004, 2003 and 2002 in Part II, Item 7, pages 52 through 55, and the Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2004, 2003 and 2002 in Part II, Item 8, page 68 of this Form 10-K.

Disclosure Regarding Forward-Looking Statements

      Matters discussed in this Form 10-K contain forward-looking statements relating to future plans and developments, financial goals, and operating performance that are based on management’s current beliefs and assumptions. Such statements are subject to risks and uncertainties. Factors that could cause the Company’s results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding the Company’s products, effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in the Company’s suppliers’ ability to provide quality and timely products to the Company, delays in opening new restaurants or completing remodels, severe weather conditions, ability to hire and retain key personnel, the operational and financial success of the Company’s franchisees, franchisees’ willingness to participate in our strategy, availability of financing for the Company and its franchisees, unfavorable outcomes on litigation, changes in accounting policies and practices, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designed for development, and other factors as discussed in the Company’s filings with the Securities and Exchange Commission.

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

Risk Factors

      We are engaged in a business turnaround. The success of a business turnaround, by its very nature, involves a significant number of risks, many of which are discussed below:

We may be unable to remain competitive or grow because we are a highly leveraged company.

      We have a significant amount of indebtedness. As of January 31, 2004, we had a total of $418,424 of debt and capital lease obligations. This indebtedness requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which could prevent us from implementing growth plans or proceeding with operational improvement initiatives. For instance, the principal measure of success in the

QSR segment is same-store sales. Remodeling older restaurants is an effective way to stimulate sales. If we are required to divert cash flow to repayment of debt from the remodeling of older restaurants or the opening of new restaurants, we may be at a disadvantage compared to our competitors and our vulnerability to general adverse economic and industry conditions may be increased.

      As of January 26, 2004, we had $24,062 outstanding under the term loan portion of the senior credit facility and $63,680 in outstanding letter of credit obligations. We face a series of maturity dates on our outstanding indebtedness that occur in close proximity to each other, beginning with the maturity of the revolving credit facility portion of our senior credit facility on November 15, 2006, the maturity date of the term loan portion of our senior credit facility on April 1, 2008, the requirement to repurchase our 4% Convertible Notes Due 2023 at the option of the holders of the notes in October 2008 and the maturity of $200,000 of our 9 1/8% Senior Subordinated Notes Due 2009. Our highly leveraged status may prevent us from accessing credit or equity markets to satisfy our repayment obligations as they mature on favorable terms, or at all.

Restrictive covenants in our credit facility and outstanding senior indebtedness could adversely affect our business.

      Our credit facility and our other outstanding senior indebtedness contain restrictive covenants and, in the case of our credit facility, requirements that we comply with certain financial ratios. These covenants limit our ability to take various actions, including the incurrence of additional debt, the guaranteeing of indebtedness and engaging in various types of transactions, including mergers and sales of assets, paying dividends and making distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities. Failure to maintain financial ratios required by our credit facility or to comply with the covenants in our credit facility or our other indebtedness could also result in acceleration of our indebtedness, which would impair our liquidity and limit our ability to operate.

Failure to revitalize Hardee’s would have a significant negative effect on our success.

      We have been challenged in our efforts to reestablish the connection between Hardee’s and consumers. Our efforts have included developing new marketing strategies, remodeling restaurants, refranchising restaurants, product variety, and a focus on the fundamentals of quality, service and cleanliness. However, we believe Hardee’s remains an under-performing brand.

Our success depends on our ability to attract and retain key personnel.

      We believe that our success will depend, in part, on the continuing services of our key management personnel. The loss of the services of key personnel could have a material impact on our financial results. Additionally, our success may depend on our ability to attract and retain additional skilled management personnel.

Our success depends on our franchisees’ participation in our strategy.

      Our franchisees are an integral part of our business. We may be unable to successfully implement our brand strategies if our franchisees do not participate in that implementation. The failure of our franchisees to focus on the fundamentals of restaurant operations, such as quality, service and cleanliness, would have a negative impact on our success.

Our financial results are affected by the financial results of our franchisees.

      We receive royalties from our franchisees. Our financial results are somewhat contingent upon the operational and financial success of our franchisees, including implementation of our strategic plans, as well as their ability to secure adequate financing. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased royalties. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future.

Our success depends on our ability to judge the impact of competitive products and pricing.

      Successful operation of our restaurants requires the ability to identify the effects of product and pricing trends. If we are unable to evaluate the impact of product or pricing trends effectively, we may fail to implement strategies allowing us to capitalize on those trends, which may result in decreased sales or increased costs.

Our success depends on our ability to compete with our competitors.

      The foodservice industry is intensely competitive with respect to the quality and value of food products offered, concept service, price, dining experience and location. We compete with major restaurant chains, some of which dominate the QSR segment. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, as well as supermarkets and convenience stores. Many of our competitors have substantially greater brand recognition, as well as greater financial, marketing, operating and other resources than we have, which may give them competitive advantages. Our competitors could also make changes to pricing or other marketing strategies which may impact us detrimentally. As our competitors expand operations, we expect competition to intensify. Such increased competition could have a material adverse effect on our financial position and results of operations.

We may be unable to recover increased operating costs through price increases.

      The QSR segment historically has attracted consumers that are either lower income and/or pressed for time. An economic downturn that decreases our customers’ disposable incomes would have a negative impact on our sales and profitability. In addition, unfavorable macroeconomic trends or developments concerning factors such as increased food, labor and employee benefit costs and availability of experienced employees may also adversely affect our financial condition and results of operations. We may be unable to increase prices to match increased costs without further harming our sales. If we are unable to raise prices in order to recover increased costs for food, fuel, utilities, wages, clothing and equipment, our profitability will be negatively affected.

We face commodity price and availability risks.

      We purchase energy and agricultural products that are subject to price volatility caused by weather, market conditions and other factors that are not predictable or within our control. Increases in commodity prices could result in lower restaurant-level operating margins for our restaurant concepts. Occasionally, the availability of commodities can be limited due to circumstances beyond our control. If we are unable to obtain such commodities, we may be unable to offer related products, which would have a negative impact on our profitability.

We depend on our suppliers to deliver quality products to us timely.

      Our profitability is dependent on, among other things, our continuing ability to offer fresh, high-quality food at moderate prices. While we continue to operate our own distribution business for most of our Carl’s Jr. system, we rely upon independent distributors for our Hardee’s and La Salsa restaurants. Our Hardee’s restaurants depend on the distribution services of MBM Corporation, an independent supplier and distributor of food and other products. MBM is responsible for delivering food, paper and other products from our vendors to our Hardee’s restaurants on a regular basis. MBM also provides distribution services to a large number of our Hardee’s franchisees. We purchase most of the food, packaging and supplies used in our La Salsa restaurants from McCabe’s Quality Foods. We have distribution agreements with both McCabe’s Quality Foods, which services restaurants in California, Nevada and Arizona, and Sysco, which distributes to our franchise restaurants outside these states. The agreements with Sysco and McCabe’s Quality Foods expire in fiscal 2006 and 2007, respectively. In addition, our dependence on frequent deliveries of food and paper products subjects our restaurants to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. Any disruption in these distribution services could have a material adverse effect on our financial position and results of operations.

Adverse publicity regarding beef could negatively impact our business.

      Given the events regarding afflictions affecting livestock in various parts of the world, such as “mad cow” disease, it is possible that the production and supply of beef could be negatively impacted. A reduction in the supply of beef could have a material effect on the price at which it could be obtained. In addition, concerns regarding hormones, steroids and antibiotics may cause consumers to reduce or avoid consumption of beef. Failure to procure beef at reasonable terms and prices, or any reduction in consumption of beef by consumers, could have a material adverse effect on our financial condition and results of operations.

Consumer preferences and perceptions may have significant effects on our business.

      Foodservice businesses are often affected by changes in consumer tastes and perceptions. Traffic patterns, demographics and the type, number and locations of competing restaurants may adversely affect the performance of individual restaurants. Multi-unit foodservice businesses such as ours can also be affected materially and adversely by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one or a limited number of restaurants. We can be similarly affected by consumer concerns with respect to the nutritional value of quick-service food.

Our operations are seasonal and heavily influenced by weather conditions.

      Weather, which is unpredictable, can adversely impact our sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants. A heavy snowstorm can leave an entire metropolitan area snowbound, resulting in a reduction in sales. Our first and fourth quarters, notably the fourth quarter, include winter months when there is historically a lower level of sales. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods adversely impacts our operating margins, resulting in restaurant operating losses. These adverse, weather-driven events principally arise at our Hardee’s, and to a lesser extent, La Salsa restaurants. For these reasons, a quarter-to-quarter comparison may not be a good indication of our performance or how we may perform in the future.

Our business may suffer due to our inability to hire and retain qualified personnel and due to higher labor costs.

      Given that our restaurant-level workforce requires large numbers of both entry-level and skilled employees, low levels of unemployment could compromise our ability to provide quality service in our restaurants. From time to time, we have had difficulty hiring and maintaining qualified restaurant management personnel. Increases in the minimum wage have impacted our labor costs. Due to the labor-intensive nature of our business, a continuing shortage of labor or increases in wage levels could have a negative effect on our results of operations.

Our sales and profits may be materially and adversely affected by our inability to integrate acquisitions successfully.

      Our future results of operations and cash flow may depend in part upon our ability to integrate acquisitions and mergers such as our acquisition of SBRG. If we are unable to achieve the strategic operating objectives we anticipate from such acquisitions we may experience increased costs or decreased sales which would have a negative impact on our results from operations. Strategic operating initiatives that we may be unable to achieve include economies of scale in operations, cost reductions, sales increases and marketing initiatives.

Our business may be impacted by increased insurance costs.

      In the past we have been negatively affected by increases in both workers’ compensation insurance and general liability insurance due to our claims experience and rising healthcare costs. Although we seek to manage our claims to prevent increases, such increases can occur unexpectedly and without regard to our efforts to limit them. If such increases occur, we may be unable to pass them along to the consumer through product price increases, resulting in decreased operating results. For example, on October 5, 2003, the Governor of California signed a bill which will require California businesses with 50 or more employees either to pay at least 80% of the premiums for a basic individual health insurance package for each of its employees and their dependents, or to pay a fee into a state pool for the purchase of health insurance for uninsured, low-income workers. We currently do not offer health insurance benefits to our hourly employees. We are evaluating the impact this legislation may have on our health insurance costs.

Our financial results may be impacted by our ability to select appropriate restaurant locations, construct new restaurants or complete remodels.

      In recent years, we have not opened a significant number of new restaurants, as all available cash was used to repay indebtedness. Our strategic plan, and a component of our business turnaround, includes the construction of new restaurants and the remodeling of existing restaurants, including the installation of charbroilers. We and our franchisees face competition from other restaurant operators, retail chains, companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of our expansion plans. If we experience delays in the construction process we may be unable to complete such construction activities at the planned cost, which would adversely affect our future results from operations. Additionally, we cannot assure you that such remodels and conversions will increase the revenues generated by these restaurants or be sustainable. Likewise, we cannot be sure that the sites we select for new restaurants will result in restaurants whose sales results meet our expectations.

The nature of our business exposes us to potential litigation.

      We have thousands of interactions or transactions each day with vendors, franchisees, customers, employees and others. In the ordinary course of business, disputes may arise for a number of reasons. We cannot be certain that we will prevail in every legal action brought against us.

Governmental regulations may change and require us to incur substantial expenditures to comply.

      We are subject to governmental regulation at the federal, state and local level in many areas of our business, such as food safety and sanitation, the sale of alcoholic beverages, environmental issues and minimum wage. Governmental entities may change regulations that may require us to incur substantial cost increases in order to comply with such laws and regulations. While we endeavor to comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all laws and regulations at all times or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, we may be subject to sanctions or civil remedies, including fines and injunctions. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business and results of operations.

Compliance with environmental laws may affect our financial condition.

      We are subject to various federal, state and local environmental laws. These laws govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions or contamination relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurant or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. The costs of any cleanup could be significant and have a material adverse effect on our financial position and results of operations.

Provisions of our Certificate of Incorporation and Bylaws could limit the ability of our stockholders to effect a change in control.

      Our certificate of incorporation and bylaws include several provisions and features intended to render more difficult certain unsolicited or hostile attempts to acquire our business. In addition, our Board of Directors has the authority, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series, and to fix the rights, preferences and restrictions of such preferred stock. These provisions may discourage a third party from attempting to acquire control of us and could limit the price that investors might be willing to pay in the future for shares of our common stock.

We face risks related to interest rates.

      Our principal exposure to financial market risks is the impact that interest rate changes could have on our senior credit facility, the magnitude of which depends on the amount of borrowings we have outstanding. As of January 31, 2004, we had no cash borrowings outstanding under our revolving credit facility, $24,062 outstanding under the term loan portion of our credit facility and $63,680 in outstanding letter of credit obligations. Borrowings under the term loan portion of our senior credit facility currently bear interest at LIBOR plus an applicable margin, or 4.94%.

Our financial results may be impacted by changes in accounting policies and practices.

      In the first quarter of fiscal 2003, we recognized a charge of $175,780 as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Future changes to accounting principles generally accepted in the U.S. may impact our financial results if we are required to change our methods of accounting for transactions.

Executive Officers of the Registrant

      Our executive officers are as follows:

Name	Age	Position

Andrew F. Puzder	53	Chief Executive Officer and President
Theodore Abajian	40	Executive Vice President, Chief Financial Officer
John J. Dunion	46	Executive Vice President, Supply Chain Management
Brad Haley	45	Executive Vice President, Marketing — Carl’s Jr. and Hardee’s
Renea S. Hutchings	46	Executive Vice President, Development
E. Michael Murphy	52	Executive Vice President, General Counsel and Secretary

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

      Theodore Abajian was appointed Executive Vice President and Chief Administrative Officer upon our acquisition of SBRG in March 2002. During fiscal 2004, Mr. Abajian also was appointed Chief Financial Officer. Mr. Abajian was appointed President and Chief Executive Officer of SBRG in November 2000. Previously, he served as Executive Vice President and Chief Financial Officer of SBRG beginning in May 1998. Mr. Abajian has also held positions with several other restaurant companies during his career.

      John J. Dunion was appointed Executive Vice President, Supply Chain Management in July 2001. Prior to that, he held the position of Executive Vice President and Chief Administrative Officer. Before joining CKE in 1996, Mr. Dunion held various management positions with Black-Eyed Pea Management Corporation, Jack-in-the Box Restaurants and Taco Bell Restaurants.

      Brad Haley was appointed Executive Vice President, Marketing for Hardee’s during September 2000. He was also given responsibility for Carl’s Jr. marketing during January 2004. Prior to joining Hardee’s, Mr. Haley worked as Chief Marketing Officer for Church’s Chicken. From 1992 to 1999, Mr. Haley served as corporate vice president of marketing communications for Jack-in-the Box restaurants.

      Renea S. Hutchings was appointed Executive Vice President, Development in February 2001. Ms. Hutchings began her career with CKE in 1982, and has held various positions with us, most recently as Vice President, Franchising.

      E. Michael Murphy became Executive Vice President, General Counsel and Secretary in February 2001. From August 1998 to February 2001, he served as Senior Vice President, General Counsel of Hardee’s. From March 1987 to August 1998, Mr. Murphy was a partner of the Stolar Partnership.

Item 2.     Properties

      The following table sets forth information regarding our restaurant properties at January 31, 2004:

	Land and	Land Leased	Land and
	Building	and Building	Building
	Owned	Owned	Leased	Total

Carl’s Jr.:
Company-operated	40	102	284	426
Franchise-operated(1)	8	42	190	240
Third party-operated/vacant(2)	4	5	31	40

Subtotal	52	149	505	706

Hardee’s:
Company-operated	325	155	241	721
Franchise-operated(1)	37	68	119	224
Third party-operated/vacant(2)	27	20	110	157

Subtotal	389	243	470	1,102

La Salsa:
Company-operated	—	4	57	61
Third party-operated/vacant(2)	—	—	7	7

Subtotal	—	4	64	68

Other:
Company-operated	—	—	4	4
Third party-operated/vacant(2)	—	2	1	3

	—	2	5	7

Total:
Company-operated	365	261	586	1,212
Franchise-operated(1)	45	110	309	464
Third party-operated/vacant(2)	31	27	149	207

Subtotal	441	398	1,044	1,883

(1)	“Franchise-operated” properties are those which we own and lease to franchisees or lease and sublease to franchisees.

(2)	“Third party-operated/vacant” properties are those we own or lease that are either operated by unaffiliated entities or are currently vacant.

      The terms of our leases or subleases vary in length expiring on various dates through 2066. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options. Our corporate headquarters located in Carpinteria, California, our primary distribution center and Carl’s Jr. brand headquarters, both located in Anaheim, California, and Hardee’s corporate facility, located in St. Louis, Missouri, are leased and contain approximately 53,000, 102,000, 78,000 and 39,000 square feet, respectively.

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

Franchising

      A substantial number of our restaurants are franchised to independent entrepreneurs operating under contractual arrangements with us. In the course of the franchise relationship, disputes occasionally arise between the Company and its franchisees relating to a broad range of subjects including, without limitation, quality, service and cleanliness issues, contentions regarding grants or terminations of franchises, and delinquent payments. Additionally, on occasion disputes arise between us and individuals who claim they should have been granted a franchise.

Summary of Significant Pending Litigation

      On October 3, 2001, an action was filed by Adam Huizar and Michael Bolden, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, Los Angeles County, seeking class action status and alleging violations of California wage and hour laws. Similar actions were filed by Mary Jane Amberson and James Bolin, individually and on behalf of others similarly situated, in the Superior Court of the State of California, Los Angeles County, on April 5, 2002 and November 26, 2002, respectively. In or about January 2003, the Amberson and Bolin actions were coordinated with the Huizar action in the Superior Court of California, Los Angeles County. The complaints allege that salaried restaurant management personnel at our Carl’s Jr. restaurants in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaints seek damages in an unspecified amount, injunctive relief, prejudgment interest, costs and attorneys’ fees. We believe our employee classifications are appropriate and that we comply with state and federal wage and hour laws. We plan to vigorously defend these actions.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market For Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is listed on the New York Stock Exchange under the symbol “CKR”. As of March 10, 2004, there were approximately 1,992 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the New York Stock Exchange Composite Tape:

	High	Low

Fiscal 2004
First Fiscal Quarter	$6.01	$3.05
Second Fiscal Quarter	7.04	4.75
Third Fiscal Quarter	7.95	5.81
Fourth Fiscal Quarter	7.69	5.74
Fiscal 2003
First Fiscal Quarter	$12.85	$8.10
Second Fiscal Quarter	11.55	4.80
Third Fiscal Quarter	7.89	3.01
Fourth Fiscal Quarter	5.15	3.41

      Our senior credit facility, as amended, prohibits us from paying cash dividends to our stockholders and, accordingly, we did not declare any cash dividends for fiscal 2004, fiscal 2003 or fiscal 2002. We paid dividends of $0.04 per share during fiscal 2001, $0.08 per share during fiscal 2000 and $0.07 per share (adjusted to give retroactive effect to 10% stock dividends in February 1998 and January 1999) during fiscal 1999. We do not expect to pay cash dividends on our common stock in the foreseeable future, and intend to use our future earnings, if any, to pay down debt and to finance the growth and development of our business.

Item 6.     Selected Financial Data

      The information set forth below should be read in conjunction with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

Selected Financial and Operating Data

	Fiscal Year Ended as of January 31,(1)(2)(3)

	2004	2003(5)(6)	2002	2001	2000

	(In thousands except per share amounts, restaurant counts, and percentages)
Consolidated Statements of Operations Data:
Revenue:
Company-operated restaurants	$1,142,929	$1,109,646	$1,174,384	$1,569,504	$1,814,695
Franchised and licensed restaurants and other	270,508	253,749	263,743	215,280	175,378

Total revenue	1,413,437	1,363,395	1,438,127	1,784,784	1,990,073

Operating income (loss)	(4,584)	42,023	(30,015)	(131,994)	63,055
Interest expense	39,991	39,954	53,937	70,541	63,283
Income (loss) from continuing operations	(45,770)	25,810	(83,956)	(194,116)	(29,117)
Loss from discontinued operations	(2,790)	(53)	—	—	—
Net income (loss) before cumulative effect of accounting change	(48,560)	25,757	(83,956)	(194,116)	(29,117)
Cumulative effect of accounting change(6)	—	(175,780)	—	—	—
Net loss	(48,560)	(150,023)	(83,956)	(194,116)	(29,117)
Net loss per share — basic	(0.82)	(2.65)	(1.66)	(3.84)	(0.56)
Income (loss) from continuing operations per share — diluted	(0.77)	0.44	(1.66)	(3.84)	(0.56)
Loss from discontinued operations per share — diluted	(0.05)	—	—	—	—
Net income (loss) before cumulative effect of accounting change per share — diluted	(0.82)	0.44	(1.66)	(3.84)	(0.56)
Cumulative effect of accounting change per share — diluted(6)	—	(3.02)	—	—	—
Net income (loss) per share — diluted	(0.82)	(2.58)	(1.66)	(3.84)	(0.56)
Weighted average shares outstanding — diluted	59,121	58,124	50,507	50,501	51,668
Cash dividends paid per common share	—	—	—	0.04	0.08
Ratio of earnings to fixed charges(4)	—	1.3x	—	—	—

	Fiscal Year Ended as of January 31,(1)(2)(3)

	2004	2003(5)(6)	2002	2001	2000

	(In thousands except per share amounts, restaurant counts, and percentages)
Segment Operating Data:
Carl’s Jr.:
Total revenue	$725,076	$693,713	$704,561	$733,484	$714,495
Operating income(8)	56,602	55,798	50,310	61,188	68,006
Hardee’s:
Total revenue	642,690	627,798	690,471	941,783	1,170,834
Operating loss(8)	(24,990)	(13,480)	(79,995)	(196,453)	(12,319)
La Salsa:
Total revenue	43,933	39,959	—	—	—
Operating loss(7)(8)	(36,459)	(185)	—	—	—
Consolidated Balance Sheet Data:
Cash and cash equivalents	$54,355	$18,440	$24,642	$16,860	$36,505
Working capital deficit	(45,344)	(71,452)	(52,473)	(26,420)	(83,848)
Total assets	773,323	843,473	931,589	1,207,537	1,568,514
Total long-term debt and capital lease obligations, including current portion	418,424	423,535	445,117	624,335	741,419
Stockholders’ equity	146,232	193,574	261,666	349,557	545,757

(1)	Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2004, 2003, 2002, and 2001 include 52 weeks. Fiscal 2000 includes 53 weeks.

(2)	Fiscal 2002, 2001 and 2000 include $43.1 million, $219.0 million, and $209.5 million, respectively, of revenue generated from other restaurant concepts we acquired prior to fiscal 1998, and have since sold. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Fiscal 2004, 2003, 2002, 2001 and 2000 included of $19.8 million, $6.0 million, $75.1, $146.4 million and $29.4 million, respectively, of facility action charges, net.

(4)	For purposes of calculating the ratio of earnings to fixed charges (a) earnings represent income (loss) before income taxes, discontinued operations and cumulative effect of accounting change and fixed charges, and (b) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations, amortization of debt issuance costs and a portion of rental expense that is representative of the interest factor (deemed by us to be one-third). Earnings were sufficient to cover fixed charges for fiscal 2003, and insufficient to cover fixed charges for fiscal 2004, 2002, 2001 and 2000 by $43,927, $84,540, $205,264 and $47,460, respectively.

(5)	Fiscal 2003 includes operating results of SBRG from the date of acquisition, March 1, 2002.

(6)	During fiscal 2003, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, resulting in a transitional impairment charge of $175.8 million (or $3.02 per diluted common share).

(7)	Fiscal 2004 included a $34.1 million impairment charge to reduce the carrying value of La Salsa goodwill to $0.

(8)	Certain amounts have been reclassified to conform segment operating income (loss) presentation with that of fiscal 2004.

Selected Financial and Operating Data by Segment

	Fiscal Year Ended January 31,(1)

	2004	2003	2002	2001	2000

	(In thousands, except restaurant counts and percentages)
Carl’s Jr. Restaurants

Restaurants open (at end of fiscal year):
Company-operated	426	440	443	491	563
Franchised and licensed	580	547	526	486	371

Total	1,006	987	969	977	934

Restaurant sales:
Company-operated restaurants	$523,945	$507,526	$516,998	$604,927	$613,155
Franchised and licensed restaurants(3)	596,318	567,048	586,144	432,387	306,564
Average unit volume per company-operated restaurant	1,187	1,152	1,135	1,078	1,086
Percentage increase (decrease) in comparable company-operated restaurant sales(2)	2.9%	0.7%	2.9%	1.8%	(3.0)%
Company-operated restaurant-level operating margins:	21.0%	21.7%	19.9%	19.4%	22.8%
Hardee’s Restaurants
Restaurants open (at end of fiscal year):
Company-operated	721	730	742	923	1,354
Franchised and licensed	1,400	1,499	1,648	1,737	1,434

Total	2,121	2,229	2,390	2,660	2,788

Restaurant sales:
Company-operated restaurants	$575,238	$562,010	$614,291	$855,060	$1,096,805
Franchised and licensed restaurants(3)	1,186,490	1,251,526	1,390,072	1,370,656	1,219,229
Average unit volume per company-operated restaurant	792	763	763	715	769
Percentage increase (decrease) in comparable company-operated restaurant sales(2)	2.5%	(2.2)%	0.1%	(7.6)%	(5.0)%
Company-operated restaurant-level operating margins:	9.9%	11.1%	9.6%	7.5%	9.7%
La Salsa Restaurants
Restaurants open (at end of fiscal year):
Company-operated	61	57
Franchised and licensed	41	42

Total	102	99

Restaurant sales:
Company-operated restaurants	$42,310	$38,550
Franchised and licensed restaurants(3)	28,176	23,802
Average unit volume per company-operated restaurant	723	751
Percentage increase (decrease) in comparable company-operated restaurant sales(2)	(1.3)%	0.8%
Company-operated restaurant-level operating margins:	6.5%	12.6%

(1)	Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2004, 2003, 2002 and 2001 include 52 weeks. Fiscal 2000 includes 53 weeks.

(2)	Includes only restaurants open throughout the full years being compared.

(3)	Franchisee operations are not included in our consolidated financial statements; however, franchisee sales result in royalties and some rental income, which are included in franchised and licensed revenues.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and related notes and Selected Financial and Operating Data included elsewhere in this Form 10-K.

Overview

      We are a nationwide owner, operator and franchisor of quick-service restaurants (“QSR’s”), operating principally under the Carl’s Jr. and Hardee’s brand names. Based on United States system-wide sales, our Hardee’s and Carl’s Jr. chains are the tenth and eleventh largest quick-service hamburger restaurant chains in the United States of America, respectively (according to the June 30, 2003 issue of Nation’s Restaurant News). As of January 31, 2004, the Carl’s Jr. system included 1,006 restaurants, of which we operated 426 restaurants and our franchisees and licensees operated 580 restaurants. The Carl’s Jr. restaurants are located in the Western United States, predominantly in California. As of January 31, 2004, the Hardee’s system consisted of 2,121 restaurants, of which we operated 721 restaurants and our franchisees and licensees operated 1,400 restaurants. Hardee’s restaurants are located primarily throughout the Southeastern and Midwestern United States.

      We derive our revenue primarily from sales at company-operated restaurants and revenue from franchisees, including franchise and royalty fees, sales to Carl’s Jr. franchisees and licensees of food and packaging products, rentals under real property leases and revenue from the sale of equipment to our franchisees. Restaurant operating expenses consist primarily of food and packaging costs, payroll and other employee benefits and occupancy and other operating expenses of company-operated restaurants. Franchise operating costs include the cost of food and packaging products sold to Carl’s Jr. franchisees and licensees, lease payments on properties subleased to our franchisees, the cost of equipment sold to franchisees and franchise administrative support. Our revenue and expenses are directly affected by the number and sales volume of company-operated restaurants and, to a lesser extent, franchised and licensed restaurants.

      During periods in which we report positive same-store sales, those increases are achieved by our strategy that emphasizes premium products, as well as routine price increases prompted by increases in labor, food or other operating costs. The impact of this strategy is evidenced by the increase in average guest check and, in fiscal 2004, the same-store sales growth at Carl’s Jr. and Hardee’s, as shown in the tables on pages 35-37. However, a possible consequence of this strategy has been a decrease in transaction counts, also shown in the same table, as some customers show a preference for lower priced fare. Many of our competitors’ strategies have been to offer lower prices or discounted fare, which we believe has affected our transaction counts. Although difficult to quantify, we generally have experienced negative transaction counts at Hardee’s, at least since our acquisition of the brand, and at Carl’s Jr. for nearly four years, which we believe is due in part to increased competition from fast casual dining and other QSR companies offering products at discounted prices. In addition, the fast-food sector has been impacted by shifts in customer food preferences. We cannot quantify how much of our transaction count declines are related to our business segment and how much are related to circumstances involving our own brands. Despite these decreases, however, same-store sales have increased at company-operated Carl’s Jr. restaurants in each of the last four years and same-store sales increased at company-operated Hardee’s restaurants during fiscal 2004.

      We are currently experiencing an increase in our general operating costs (workers’ compensation and general liability insurance premiums, utilities, workers’ compensation claims costs in California and food costs). In the past, we have been successful at passing on such increases through price increases, but it has likely had an impact on transaction counts.

      The sensitivity analysis for the recoverability of restaurants (see Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale) assumes that our same-store sales in the future grow at the same rate as the rate of inflation for our costs for delivering our products of food, labor, utilities, etc. If we were unable to pass along such price increases, and at the same time could not increase our transaction counts, the recoverability of the carrying value of our restaurants would be further impacted.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

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

      For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Our most significant accounting policies require:

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill, and establish the estimated liability for closing restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, property and general liability insurance programs;

•	determination of appropriate estimated liabilities for litigation;

•	determination of the appropriate allowances associated with franchise and license receivables and estimated liabilities for franchise subleases;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of disclosures of pro forma net income; and

•	estimation of our net deferred income tax asset valuation allowance.

      Descriptions of these critical accounting policies follow.

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale

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

      Quarterly, we update our model for estimating future cash flows based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans and other relevant information. In prior fiscal years, because we were significantly engaged in refranchising restaurants to generate cash to repay indebtedness, we had assumed, in some cases, estimated lives that were less than the estimated useful life for certain restaurants. As our financial position has improved such that refranchising activities are less likely, we estimated cash flows over the remaining estimated useful life of the restaurants. As the operations of restaurants opened or remodeled in recent years progress to the point that their profitability and future prospects can adequately be evaluated, additional restaurants will become subject to review and the possibility that impairments exist. Most likely, this would arise in new markets we expanded into in recent years.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

      Same-store sales are the key indicator used to estimate future cash flow for evaluating recoverability. To provide a sensitivity analysis of the impairment that could arise were the actual same-store sales of all mature restaurants we owned to grow at only the assumed rate of inflation for our operating costs (same-store sales sensitivity), the aggregate additional impairment loss would be approximately $34,816. The inflation rate assumed in making this calculation generally is 2.0% for both revenue and expenses.

      Additionally, typically restaurants are operated for three years before we test them for impairment. Also, restaurants typically are not tested for either two or three years following a major remodel (contingent upon the extent of the remodel). We believe this provides the restaurant sufficient time to establish its presence in the market and build a customer base. If we were to test all restaurants for impairment without regard to the amount of time the restaurants were operating, the total asset impairment would increase substantially. Assuming all restaurants were tested under the same assumptions used in the same-store sales sensitivity analysis, without regard to the length of time open (time open sensitivity), we would be required to record additional impairment losses of approximately $19,475.

      The following tables summarize the sensitivity analyses, as classified by restaurants with positive or negative cash flow during fiscal 2004, for both same-store sales sensitivity and time open sensitivity:

Carl’s Jr.

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test

Same-store sales sensitivity
Restaurants with positive cash flow	$85,255	350	$2,025
Restaurants with negative cash flow	10,333	50	5,440

	95,588	400	7,465

Time open sensitivity
Restaurants with positive cash flow	12,617	21	—
Restaurants with negative cash flow	3,976	5	2,328

	16,593	26	2,328

Total
Restaurants with positive cash flow	97,872	371	2,025
Restaurants with negative cash flow	14,309	55	7,768

	$112,181	426	$9,793

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Hardee’s

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test

Same-store sales sensitivity
Restaurants with positive cash flow	$162,179	366	$5,095
Restaurants with negative cash flow	33,528	141	21,572

	195,707	507	26,667

Time open sensitivity
Restaurants with positive cash flow	86,361	161	3,492
Restaurants with negative cash flow	14,335	53	10,315

	100,696	214	13,807

Total
Restaurants with positive cash flow	248,540	527	8,587
Restaurants with negative cash flow	47,863	194	31,887

	$296,403	721	$40,474

La Salsa

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test

Same-store sales sensitivity
Restaurants with positive cash flow	$7,561	41	$172
Restaurants with negative cash flow	512	2	512

	8,073	43	684

Time open sensitivity
Restaurants with positive cash flow	1,608	9	—
Restaurants with negative cash flow	4,472	9	3,340

	6,080	18	3,340

Total
Restaurants with positive cash flow	9,169	50	172
Restaurants with negative cash flow	4,984	11	3,852

	$14,153	61	$4,024

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Core Concepts Combined

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test

Same-store sales sensitivity
Restaurants with positive cash flow	$254,995	757	$7,292
Restaurants with negative cash flow	44,373	193	27,524

	299,368	950	34,816

Time open sensitivity
Restaurants with positive cash flow	100,586	191	3,492
Restaurants with negative cash flow	22,783	67	15,983

	123,369	258	19,475

Total
Restaurants with positive cash flow	355,581	948	10,784
Restaurants with negative cash flow	67,156	260	43,507

	$422,737	1,208	$54,291

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

      The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we use the assumptions in our strategic plan for items such as same-store sales, store count growth rates, and the discount rate we consider to be the market discount rate for acquisitions of restaurant companies and brands.

      If our assumptions used in performing the impairment test prove inaccurate, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. During the first quarter of fiscal year 2004, we engaged an independent consultant to assist us in performing a valuation of the La Salsa brand. At that time, we concluded that the value of La Salsa’s net assets exceeded their carrying value. Accordingly, no impairment charge was required. Also at that time, we concluded that the value of the net assets of Carl’s Jr. exceeded the carrying value and no impairment charge was required. Recognizing that the operations and growth prospects of the La Salsa brand continued to deteriorate throughout fiscal 2004, we engaged the same independent consultant assist us in performing a valuation of the La Salsa brand during the fourth quarter of fiscal 2004. That valuation concluded that the carrying value of the goodwill associated with the acquisition of La Salsa exceeded the current value and, accordingly, we recorded an impairment charge of $34,059, representing all of La Salsa’s goodwill. As of January 31, 2004, we have $22,649 in goodwill recorded on the balance sheet, which primarily relates to Carl’s Jr.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Estimated Liability for Closing Restaurants

      We make decisions to close restaurants based on prospects for estimated future profitability and sometimes we are forced to close restaurants due to circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our restaurant operators evaluate each restaurant’s performance every quarter. When restaurants continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve an unprofitable restaurant. Based on the operator’s judgment, we estimate the future cash flows. If we determine that the restaurant will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the restaurant, we may close the restaurant. Additionally, franchisees may close restaurants for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed restaurant if we decide not to operate it as a company-operated restaurant. Effective January 1, 2003, we establish the estimated liability on the actual closure date. Prior to the adoption of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) on January 1, 2003, we established the estimated liability when we identified a restaurant for closure, which may or may not have been the actual closure date.

      The estimated liability for closing restaurants on properties vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is generally the present value of these estimated future payments. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in facility action charges, net in our consolidated statements of operations.

      A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which we determine based on our broker’s (a related party) assessment of its ability to successfully negotiate early terminations of our lease agreements with the lessors or sublease the property. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. The present value of lease payments on all closed restaurants is approximately $49,571, which represents the discounted amount we would be required to pay if we are unable to terminate the leases prior to the terms required in the lease agreements or enter into sublease agreements. However, it is our experience that we can terminate those leases for less than that amount or sublease the property and, accordingly, we have recorded an estimated liability for lease obligations of $16,993 as of January 31, 2004.

     Estimated Liability for Self-Insurance

      We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, property and general liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation claims, property claims and individual general liability claims over $500. Insurance liabilities and reserves are accounted for based on the present value of actuarial estimates of the amount of incurred and unpaid losses, based approximately on a risk-free interest rate. During the fourth quarter of fiscal 2004, we adjusted the rate to 4.5% due to prolonged changes in the interest rate environment. These estimates rely on actuarial observations of historical claim loss development. The actuary, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development we estimated in conjunction with the actuary. In

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

that event, we will modify the reserve. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we may, in conjunction with the actuary, adjust the expected losses upward and our future self-insurance expenses will rise. Consistent with trends the restaurant industry has experienced in recent years, particularly in California where claim cost trends are among the highest in the country, workers’ compensation liability premiums and claim costs continue to increase. Additionally, after several years of increases, our property and general liability insurance premiums have leveled.

     Loss Contingencies

      We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS 5”) ,which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our consolidated financial statements. If only a range of loss can be determined, we accrue to the low end of the range. In accordance with SFAS 5, as of January 31, 2004, we have recorded an accrued liability for contingencies related to litigation in the amount of $3,670. The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related consolidated financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts we have accrued in our consolidated financial statements.

      We estimate the liability for those losses related to litigation claims that we believe are reasonably possible to result in an adverse outcome to be in the range of $350 to $650. In accordance with SFAS No. 5, we have not recorded a liability for those losses.

     Franchised and Licensed Operations

      We monitor the financial condition of certain franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter we perform an analysis to develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our consolidated financial statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Additionally, we cease accruing royalties and rent income from franchisees that are materially delinquent in paying or in default for other reasons and reverse any royalties and rent income accrued during the last 90 days. Over time our assessment of individual franchisees may change. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally one year) such that we determined an allowance was no longer required.

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

      Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. We account for the sublease payments received as franchising rental income. Our payments on the leases are accounted for as rental expense in

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

franchised and licensed restaurants and other expense in our consolidated statements of operations. As of January 31, 2004, the present value of our total obligation on such lease arrangements with Hardee’s and Carl’s Jr. franchisees was $44,453 and $90,841, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past or may encounter in the future. However, we can provide no assurance that this will not occur.

      In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of January 31, 2004, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $28,477 and $9,509, respectively. Troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-owned restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of January 31, 2004, the net book value of land and buildings under lease to Hardee’s franchisees that are considered to be troubled franchisees was approximately $20,932 and is included in the amount above. During fiscal 2005 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.

      Prior to adoption of SFAS 146, the determination of when to establish an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee was based on the date that either of the following events occurred:

(1) we and the franchisee mutually decided to close a restaurant and we assumed the responsibility for the lease, usually after a franchise agreement was terminated or the franchisee declared bankruptcy; or

(2) we entered into a workout agreement with a financially troubled franchisee, wherein we agreed to make part or all of the lease payments for the franchisee.

      In accordance with SFAS 146, which we adopted on January 1, 2003, an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee is established on the date the franchisee closes the restaurant. Also, we record an estimated liability for subsidized lease payments when we sign a sublease agreement committing us to the subsidy.

      The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Consistent with SFAS 146, we have not established an additional estimated liability for potential losses not yet incurred. The present value of the lease obligations for which we remain principally liable and have entered into subleases to troubled franchisees is approximately $27,162 (six troubled franchisees represent substantially all of this amount). If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion above). The likelihood of needing to increase the estimated liability for future lease obligations is related to the success of our Hardee’s concept (i.e., if our Hardee’s concept results improve from the execution of our comprehensive plan, we would reasonably expect that the financial performance of our franchisees would improve).

     Stock-Based Compensation

      As discussed in Notes 1 and 23 of Notes to Consolidated Financial Statements, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Because of this election, we are required to make certain disclosures of pro forma net income assuming we had adopted SFAS 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation (see Note 1 of Notes to Consolidated Financial Statements for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation).

     Valuation Allowance for Net Deferred Tax Asset

      As disclosed in Note 20 of Notes to Consolidated Financial Statements, we have recorded a 100% valuation allowance against our net deferred tax assets. If our business turnaround is successful, we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows mentioned above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of January 31, 2004, our net deferred tax assets and related valuation allowance totaled approximately $171,000.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Factors Affecting Comparability of Fiscal Years 2004, 2003 and 2002

      Our fiscal year results in a fifty-third week every fifth or sixth year. Fiscal 2004, 2003 and 2002 include 52 weeks of operations.

      Our results reflect the substantial changes we have made in executing our business turnaround including the sale and closure of restaurants, the disposal of non-core investments, the reduction of corporate overhead, and our efforts to improve margins and repay indebtedness. The table below is a condensed presentation of those activities, and other changes in the components of income (loss) before cumulative effect of accounting change for goodwill, designed to facilitate the discussion of results in this Form 10-K.

	Fiscal Year	Fiscal Year
	2004 vs.	2003 vs.
	Fiscal Year	Fiscal Year
	2003	2002

	(All amounts are
	approximate and in
	millions)
Financial Comparison
Most Recent Year:
Income (loss) before cumulative effect of accounting change for goodwill	$(48.6)	$25.8
Year Compared To:
Income (loss) before cumulative effect of accounting change for goodwill	25.8	(84.0)

Increase (decrease) in income or loss before cumulative effect of accounting change for goodwill	$(74.4)	$109.8

Items causing earnings to increase (decrease) from the prior year to the year being analyzed:
Impairment of La Salsa goodwill	$(34.1)	$—
(Increase) decrease in facility action charges, net	(13.8)	69.1
Increase (decrease) in gain on sales of Checkers stock	(9.2)	7.4
Increase (decrease) in income tax benefit from change in federal tax law	(9.2)	9.2
Approximate store margin deterioration in Hardee’s restaurants owned at January 31, 2004 and January 31, 2003, respectively	(8.4)	(1.9)
Approximate store margin improvement in Hardee’s restaurants owned at January 31, 2004 resulting from sales leverage	2.2	—
Approximate store margin improvement (deterioration) in Carl’s Jr. restaurants owned at January 31, 2004 and January 31, 2003, respectively	(4.4)	8.2
Approximate store margin improvement in Carl’s Jr. restaurants owned at January 31, 2004 resulting from sales leverage	4.0	—
Increase in approximate operating income of restaurants sold or closed(a)	0.8	6.1
(Increase) decrease in general and administrative expenses	6.6	(1.9)
(Increase) decrease in the provision for doubtful accounts	(3.5)	7.1
Change in gain or loss on repurchases of convertible notes	(3.5)	2.8
Change in Timber Lodge net loss	(2.7)	(0.1)
(Increase) decrease in advertising expenses(b)	2.0	(4.7)
Increase in operating loss of SBRG, excluding Timber Lodge	(1.9)	(0.1)
Increase (decrease) in net franchising income	1.5	(8.2)
(Increase) decrease in interest expense	(0.1)	14.0

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

	Fiscal Year	Fiscal Year
	2004 vs.	2003 vs.
	Fiscal Year	Fiscal Year
	2003	2002

	(All amounts are
	approximate and in
	millions)
Amortization of goodwill no longer recorded in fiscal 2003	—	5.7
Severance recorded in prior periods	—	1.4
Impact of franchising agreement settlement fees and vendor rebates received in prior periods	—	(2.6)
Other, net	(0.7)	(1.7)

Increase (decrease) in income or loss before cumulative effect of accounting change for goodwill	$(74.4)	$109.8

(a)	The sale and closure of restaurants involved in facility actions caused an increase in operating earnings of $800 in fiscal 2004 and an increase in operating earnings of $6,100 in fiscal 2003. These amounts include field-level general and administrative expenses. The $800 increase during fiscal 2004 and the $6,100 increase during fiscal 2003 were the benefit of closing unprofitable restaurants.

(b)	Net of restaurants sold or closed.

Restaurant Portfolio Strategy

      As described above, in late fiscal 2000 we embarked on a refranchising initiative to generate cash to reduce outstanding borrowings on our senior credit facility, as well as increase the number of franchise-operated restaurants. Additionally, as sales trends for the Hardee’s restaurants and certain Carl’s Jr. restaurants (primarily in the Oklahoma area) continued to decline in fiscal 2000 through fiscal 2001, we determined that it was necessary to close certain restaurants for which a return to profitability was not likely. These activities resulted in the charges generally reflected in our consolidated financial statements as Facility Action Charges. We have made reductions to operating expenses in an effort to bring them to levels commensurate with our re-balanced restaurant portfolio.

      During fiscal 2004, 2003 and 2002, we recorded facility action charges of $19,788, $6,012 and $75,111, respectively, which were primarily non-cash in nature. Subsequent to January 31, 2004, we announced our intention to close 28 Hardee’s restaurants that do not fit within our new menu strategy. We expect those closures to occur during the first quarter of fiscal 2005 and result in approximately $2,500 in additional facility action charges.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

      The asset sales arising from our facility actions have resulted in a decline in restaurant revenue and costs because we operate fewer restaurants. The following table summarizes the historical operating results of restaurants that we sold, closed or identified to be closed during fiscal year 2004 (including the 28 restaurants scheduled to be closed during the first quarter of fiscal 2005):

	Fiscal Year 2004			Fiscal Year 2003		Fiscal Year 2002

			Operating		Operating		Operating
	No. of		Income/		Income/		Income/
	Stores	Revenue	(Loss)(1)	Revenue	(Loss)(1)	Revenue	(Loss)(1)

	(Dollars in thousands)
Carls Jr.
Restaurants sold	15	$11,537	$362	$11,775	$206	$12,143	$300
Restaurants closed	4	1,305	(327)	2,195	(270)	2,384	(245)

Subtotal	19	12,842	35	13,970	(64)	14,527	55

Hardee’s
Restaurants closed	15	4,025	(872)	7,834	(657)	10,484	2
Restaurants to be closed	28	14,856	(3,162)	15,474	(2,419)	17,199	(1,581)

	43	18,881	(4,034)	23,308	(3,076)	27,683	(1,579)

La Salsa
Restaurants closed	4	604	(225)	1,139	(328)	—	—

Total
Restaurants sold	15	11,537	362	11,775	206	12,143	300
Restaurants closed or to be closed	51	20,790	(4,586)	26,642	(3,674)	30,067	(1,824)

Total	66	$32,327	$(4,224)	$38,417	$(3,468)	$42,210	$(1,524)

(1)	Represents the operating income (loss) before corporate general and administrative expenses associated with these stores that is included in our Consolidated Statements of Operations for the related fiscal year.

Business Strategy

      We remain focused on pursuing vigorously a comprehensive business strategy. The main components of our strategy are as follows:

•	remain focused on restaurant fundamentals — quality, service and cleanliness;

•	offer premium products that compete on quality and taste — not price;

•	build on the strength of the Carl’s Jr. brand, including dual branding opportunities with Green Burrito;

•	continue to execute and refine the Hardee’s Revolution;

•	continue to control costs while increasing revenues;

•	leverage our infrastructure and marketing presence to build out existing core markets; and

•	strengthen our franchise system and pursue further franchising opportunities.

      We believe a key factor in operating Hardee’s profitably is increasing sales. For the fiscal year ended January 31, 2004, the AUV at our company-operated Hardee’s restaurants was approximately $792, while franchise-operated AUV was $845. If we are unable to grow sales at Hardee’s to the level at which we estimate the brand would operate profitably and improve operating margins, it will affect our ability to access both the amount and terms of financing available to us in the future (see Liquidity and Capital Resources section below).

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Hardee’s Revolution

      We have implemented a comprehensive plan to revitalize Hardee’s involving a repositioning of the brand as a premium burger restaurant. We refer to this plan as the Hardee’s Revolution. The plan includes menu adjustments and associated advertising and media strategies. In January 2003, we announced a new menu focus for Hardee’s featuring Angus beef Thickburgers. This menu, along with related media, seeks to distinguish Hardee’s as a premium burger specialist.

Franchisees’ operations

      Like others in the quick-service restaurant industry, some of our franchise operators experience financial difficulties from time to time with respect to their operations. Our approach to dealing with financial and operational issues that arise from these situations is described under Critical Accounting Policies above, under the heading “Franchised and Licensed Operations.” Some franchise operators in the Hardee’s system have experienced significant financial problems and, as discussed above, there are a number of potential resolutions of these financial issues.

      We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we quarterly review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants (see discussion under Critical Accounting Policies — Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of January 31, 2004, our consolidated allowance for doubtful accounts of notes receivable was 73% of the gross balance of notes receivable and our consolidated allowance for doubtful accounts on accounts receivable was 10% of the gross balance of accounts receivable. During fiscal year 2004, we established several notes receivable pursuant to completing workout agreements with several troubled franchisees. Also, as of January 31, 2004, we have not recognized $6,032 in accounts receivable and $6,004 in notes receivable pertaining to royalty and rent revenue due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations. The result of increasing the allowance for doubtful accounts is an effective royalty rate lower than our standard contractual royalty rate.

      Effective royalty rate reflects royalties deemed collectible as a percent of franchise generated revenue for all franchisees for which we are recognizing revenue. For the fiscal year ended January 31, 2004, the effective royalty rates for domestic Carl’s Jr. and Hardee’s were 3.7% and 3.2%, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Operating Review

      The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our consolidated statements of operations for the years indicated:

	Fiscal Year Ended January 31,

	2004	2003	2002

Revenue:
Company-operated restaurants	80.9%	81.4%	81.7%
Franchised and licensed restaurants and other	19.1	18.6	18.3

Total revenue	100.0	100.0	100.0

Operating costs and expenses:
Restaurant operations(1):
Food and packaging	29.8	28.9	30.3
Payroll and other employee benefits	32.4	32.3	32.5
Occupancy and other operating expenses	22.9	22.8	22.7
Franchised and licensed restaurants and other(2)	78.3	77.4	76.8
Advertising expenses(1)	6.2	6.5	6.2
General and administrative expenses	7.6	8.4	7.8
Facility action charges, net	1.4	0.4	5.2
Impairment of Goodwill	2.4	—	—

Operating income (loss)	(0.3)	3.1	(2.1)
Interest expense	(2.8)	(2.9)	(3.8)
Other income, net	—	1.2	—

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	(3.1)	1.3	(5.9)
Income tax benefit (expense)	(0.1)	0.6	0.1

Income (loss) from continuing operations	(3.2)%	1.9%	(5.8)%

(1)	As a percentage of revenue from company-operated restaurants.

(2)	As a percentage of revenue from franchised and licensed restaurants and other.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

      The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations and are classified in the same way as we present segment information (see Note 21 of Notes to the Consolidated Financial Statements).

	Fiscal Year 2004

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Total

Company-operated revenue	$523,945	$575,238	$42,310	$1,436	$1,142,929
Company-operated average unit volume (trailing-13 periods)	1,187	792	723
Franchise-operated average unit volume (trailing-13 periods)	1,074	845	711
Average check	5.53	4.34	9.20
Company-operated same-store sales increase (decrease)	2.9%	2.5%	(1.3)%
Company-operated same-store transaction decrease	(1.7)%	(6.1)%	(4.9)%
Franchise-operated same-store sales increase	0.6%	1.0%	1.7%
Operating costs as a % of company-operated revenue Food and packaging	28.8%	31.0%	26.8%
Payroll and employee benefits	29.1%	35.4%	32.8%
Occupancy and other operating costs	21.1%	23.7%	33.9%
Restaurant-level margin	21.0%	9.9%	6.5%
Advertising as a percentage of company- operated revenue	6.5%	6.2%	2.9%
Franchising revenue:
Royalties	21,794	38,348	1,623	302	62,067
Distribution centers	155,945	20,693	—	—	176,638
Rent	22,080	7,984	—	—	30,064
Other	1,312	427	—	—	1,739

Total franchising revenue	201,131	67,452	1,623	302	270,508

Franchising expense:
Administrative expense (including provision for bad debts)	3,720	5,917	731	—	10,368
Distribution centers	152,285	20,336	—	—	172,621
Rent and other occupancy	21,610	7,210	—	—	28,820

Total franchising expense	177,615	33,463	731	—	211,809

Net franchising income	23,516	33,989	892	302	58,699

Facility action charges, net	2,843	17,293	325	(673)	19,788
Impairment of goodwill	—	—	34,059	—	34,059
Operating income (loss)	$56,602	$(24,990)	$(36,459)	$263	$(4,584)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

	Fiscal Year 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Total

Company-operated revenue	$507,526	$562,010	$38,550	$1,560	$1,109,646
Company-operated average unit volume (trailing-13 periods)	1,152	763	751
Franchise-operated average unit volume (trailing-13 periods)	1,055	812	751
Average check	5.26	3.98	8.80
Company-operated same-store sales increase (decrease)	0.7%	(2.2)%	0.8%
Company-operated same-store transaction increase (decrease)	(3.4)%	(7.4)%	0.1%
Franchise-operated same-store sales increase (decrease)	0.2%	(2.6)%	0.9%
Operating costs as a % of company-operated revenue Food and packaging	27.9%	29.9%	26.9%
Payroll and employee benefits	28.8%	35.5%	32.4%
Occupancy and other operating costs	21.6%	23.5%	28.1%
Restaurant-level margin	21.7%	11.1%	12.6%
Advertising as a percentage of company-operated revenue	6.9%	6.5%	3.3%
Franchising revenue:
Royalties	21,071	37,355	1,409	365	60,200
Distribution centers	145,055	18,155	—	—	163,210
Rent	19,412	9,709	—	—	29,121
Other	649	569	—	—	1,218

Total franchising revenue	186,187	65,788	1,409	365	253,749

Franchising expense:
Administrative expense (including provision for bad debts)	2,880	5,358	411	—	8,649
Distribution centers	141,429	18,310	—	—	159,739
Rent and other occupancy	19,163	8,974	—	—	28,137

Total franchising expense	163,472	32,642	411	—	196,525

Net franchising income	22,715	33,146	998	365	57,224

Facility action charges, net	1,318	4,694	—	—	6,012
Operating income (loss)	$55,798	$(13,480)	$(185)	$(110)	$42,023

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

	Fiscal Year 2002

	Carl’s Jr.	Hardee’s	Other(A)	Total

Company-operated revenue	$516,998	$614,291	$43,095	$1,174,384
Company-operated average unit volume (trailing-13 periods)	1,135	763
Franchise-operated average unit volume (trailing-13 periods)	1,019	826
Average check	5.04	3.74
Company-operated same-store sales increase	2.9%	0.1%
Company-operated same-store transaction decrease	(2.4)%	(4.8)%
Franchise-operated same-store sales increase (decrease)	2.4%	(1.2)%
Operating costs as a % of company-operated revenue
Food and packaging	29.0%	31.5%
Payroll and employee benefits	29.1%	35.3%
Occupancy and other operating costs	22.0%	23.6%
Restaurant-level margin	19.9%	9.6%
Advertising as a percentage of company-operated revenue	6.4%	6.1%
Franchising revenue:
Royalties	19,830	46,264	—	66,094
Distribution centers	145,733	13,231	—	158,964
Rent	20,741	14,108	—	34,849
Other	1,259	2,577	—	3,836

Total franchising revenue	187,563	76,180	—	263,743

Franchising expense:
Administrative expense (including provision for bad debts)	2,501	11,346	—	13,847
Distribution centers	142,353	14,999	—	157,352
Rent and other occupancy	20,856	10,465	—	31,321

Total franchising expense	165,710	36,810	—	202,520

Net franchising income	21,853	39,370	—	61,223

Facility action charges, net	1,589	68,815	4,707	75,111
Operating income (loss)	$50,310	$(79,995)	$(330)	$(30,015)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

	Fourth Quarter Fiscal Year 2004

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Total

Company-operated revenue	$122,944	$129,070	$9,348	$330	$261,692
Average check	5.74	4.55	9.10
Company-operated same-store sales increase	5.3%	9.2%	2.0%
Company-operated same-store transaction decrease	(2.4)%	(2.1)%	(2.1)%
Franchise-operated same-store sales increase	3.2%	6.1%	2.6%
Operating costs as a % of company-operated revenue
Food and packaging	29.7%	30.2%	27.7%
Payroll and employee benefits	30.0%	35.6%	36.6%
Occupancy and other operating costs	19.8%	25.2%	39.6%
Restaurant-level margin	20.5%	9.0%	(3.9)%
Advertising as a percentage of company-operated revenue	7.0%	6.2%	2.8%
Franchising revenue:
Royalties	5,093	9,411	428	58	14,990
Distribution centers	37,165	3,167	—	—	40,332
Rent	5,451	2,120	—	—	7,571
Other	660	138	—	—	798

Total franchising revenue	48,369	14,836	428	58	63,691

Franchising expense:
Administrative expense (including provision for bad debts)	835	1,311	157	—	2,303
Distribution centers	36,258	3,052	—	—	39,310
Rent and other occupancy	5,170	1,652	—	—	6,822

Total franchising expense	42,263	6,015	157	—	48,435

Net franchising income	6,106	8,821	271	58	15,256

Facility action charges, net	3,299	13,165	131	$—	16,595
Impairment of goodwill	—	—	34,059	—	34,059
Operating income (loss)	$9,710	$(15,410)	$(35,657)	$(38)	$(41,395)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

	Fourth Quarter Fiscal Year 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Total

Company-operated revenue	$116,517	$115,857	$9,737	$390	$242,501
Average check	5.30	4.10	8.40
Company-operated same-store sales increase (decrease)	2.1%	(5.8)%	(0.7)%
Company-operated same-store transaction increase (decrease)	0.7%	(9.4)%	(1.2)%
Franchise-operated same-store sales increase (decrease)	0.4%	(4.1)%	1.4%
Operating costs as a % of company-operated revenue
Food and packaging	28.0%	30.5%	26.7%
Payroll and employee benefits	29.4%	37.5%	35.2%
Occupancy and other operating costs	22.9%	27.5%	32.5%
Restaurant-level margin	19.7%	4.5%	5.6%
Advertising as a percentage of company-operated revenue	6.9%	7.3%	3.3%
Franchising revenue:
Royalties	5,367	7,128	372	90	12,957
Distribution centers	33,259	4,536	—	—	37,795
Rent	4,473	568	—	—	5,041
Other	132	170	—	—	302

Total franchising revenue	43,231	12,402	372	90	56,095

Franchising expense:
Administrative expense (including provision for bad debts)	966	1,551	111	—	2,628
Distribution centers	32,591	4,817	—	—	37,408
Rent and other occupancy	4,559	1,368	—	—	5,927

Total franchising expense	38,116	7,736	111	—	45,963

Net franchising income	5,115	4,666	261	90	10,132

Facility action charges, net	(39)	224	—	—	185
Operating income (loss)	$10,400	$(14,160)	$(722)	$119	$(4,363)

(A)	“Other” consists of Green Burrito in fiscal 2004 and fiscal 2003 and Taco Bueno and Rally’s in fiscal 2002. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in “Other.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Presentation of Non-GAAP Measurements

     EBITDA

      EBITDA is a typical non-GAAP measurement for companies that issue public debt and a measure used by the lenders under our bank credit facility. We believe EBITDA is useful to our investors as an indicator of earnings available to service debt. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. We calculate EBITDA as earnings before discontinued operations, interest expense, income taxes, depreciation and amortization, facility action charges, impairment of goodwill and impairment of assets held for sale. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. Additionally, we believe EBITDA is a more meaningful indicator of earnings available to service debt when certain charges, such as impairment of goodwill and facility action charges are excluded from income (loss) from continuing operations. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes and debt service payments and cash costs arising from facility actions.

	2004

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Net income (loss)	$51,192	$(60,353)	$(36,408)	$(2,991)	$(48,560)
Discontinued operations, excluding impairment	—	—	—	(89)	(89)
Interest expense	6,292	33,787	(81)	(7)	39,991
Income tax expense (benefit)	147	(19)	—	1,715	1,843
Depreciation and amortization	25,074	37,944	3,534	407	66,959
Facility action charges, net	2,843	17,293	325	(673)	19,788
Impairment of goodwill	—	—	34,059	—	34,059
Impairment of Timber Lodge	—	—	—	2,879	2,879

EBITDA	$85,548	$28,652	$1,429	$1,241	$116,870

	2003

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Net income (loss)	$54,138	$(37,156)	$(217)	$8,992	$25,757
Discontinued operations	—	—	—	53	53
Interest expense	6,249	33,657	32	16	39,954
Income tax expense (benefit)	(2,436)	(5,702)	—	206	(7,932)
Depreciation and amortization	26,268	33,888	2,908	—	63,064
Facility action charges, net	1,318	4,694	—	—	6,012

EBITDA	$85,537	$29,381	$2,723	$9,267	$126,908

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

	2002

	Carl’s Jr.	Hardee’s	Other	Total

Net income (loss)	$41,971	$(126,902)	$975	$(83,956)
Interest expense	10,753	42,519	665	53,937
Income tax (benefit) expense	(1,917)	1,333	—	(584)
Depreciation and amortization	27,091	42,243	1,537	70,871
Facility action charges, net	1,589	68,815	4,707	75,111

EBITDA	$79,487	$28,008	$7,884	$115,379

      The following table reconciles EBITDA (a non-GAAP measurement) to cash flow provided by operating activities (a GAAP measurement):

	2004	2003	2002

Cash flow provided by operating activities	$74,062	$57,878	$75,385
Interest expense	39,991	39,954	53,937
Income tax expense (benefit)	1,843	(7,932)	(584)
Amortization of loan fees	(4,451)	(4,238)	(9,616)
(Provision for) recovery of losses on accounts and notes receivable	(2,260)	1,290	(6,057)
Gain (loss) on investments, sale of property and equipment, capital leases and extinguishment of debt	(3,275)	10,586	—
Other non-cash items	284	(13)	(2,300)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	10,304	16,476	21,215
Net change in refundable income taxes	(643)	(3,262)	(31,539)
Net change in receivables, inventories, prepaid expenses and other current assets	(2,971)	11,075	(1,695)
Net change in accounts payable and other current liabilities	3,742	1,990	16,633
EBITDA from discontinued operations	108	(53)	—
Net cash provided to discontinued operations	244	3,104	—

EBITDA, including discontinued operations	116,978	126,855	115,379
Less: EBITDA from discontinued operations	(108)	53	—

EBITDA	$116,870	$126,908	$115,379

Fiscal 2004 Compared with Fiscal 2003 and Fiscal 2003 Compared with Fiscal 2002

Carl’s Jr.

      During fiscal 2004, we sold 15 restaurants to franchisees, closed four restaurants and opened five restaurants. Carl’s Jr. franchisees and licensees opened 30 restaurants, acquired 15 restaurants from us and closed 12 restaurants. As of January 31, 2004, the Carl’s Jr. system consisted of the following:

	Restaurant Portfolio					Fiscal Year Revenue

				2004-2003	2003-2002				2004-2003	2003-2002
	2004	2003	2002	Change	Change	2004	2003	2002	Change	Change

Company	426	440	443	(14)	(3)	$523,945	$507,526	$516,998	$16,419	$(9,472)
Franchised and licensed(a)	580	547	526	33	21	201,131	186,187	187,563	14,944	(1,376)

Total	1,006	987	969	19	18	$725,076	$693,713	$704,561	$31,363	$(10,848)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

(a)	Includes $155,945, $145,055 and $145,733 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants in fiscal 2004, 2003 and 2002, respectively.

Company-Operated Restaurants

      Revenue from company-operated Carl’s Jr. restaurants increased $16,419, or 3.2%, to $523,945 during fiscal 2004 as compared to fiscal 2003. This increase resulted primarily from a 2.9% increase in same-store sales driven by price increases and increases in the average customer check, partially offset by a 1.7% decrease in transaction counts. Revenue from company-operated restaurants decreased $9,472, or 1.8%, to $507,526 during fiscal 2003 as compared to fiscal 2002. This decrease resulted primarily from the sale of company-operated restaurants to franchisees and the closure of under-performing company-operated restaurants, partially offset by a 0.7% increase in same-store sales.

      The changes in the restaurant-level margin percentage are explained as follows:

	2004	2003

Restaurant-level margins for the prior year	21.7%	19.9%
(Increase) decrease in food and packaging costs	(0.9)	1.1
(Increase) decrease in workers’ compensation expense	(0.3)	0.6
Increase in labor costs, excluding workers’ compensation	—	(0.3)
Decrease in equipment lease expense	0.3	—
Decrease in depreciation expense	0.3	—
(Increase) decrease in general liability insurance expense	(0.2)	0.2
Increase in rent expense, property taxes and licenses	(0.1)	—
(Increase) decrease in repair and maintenance expense	0.1	(0.1)
Other, net	0.1	0.3

Restaurant-level margins for the current year	21.0%	21.7%

      Food and packaging costs increased in fiscal 2004 from fiscal 2003 as a percent of sales primarily due to increases in the cost of beef and other commodities. In fiscal 2003 from fiscal 2002, food and packaging costs decreased due to favorable commodity price trends.

      Workers’ compensation expense increased in fiscal 2004 from fiscal 2003 due to higher claims costs, driven mainly by California Assembly Bill No. 749, which was signed into law during fiscal 2003. We estimate that this law, which includes benefit payment increases that will phase in through 2006, will result ultimately in increased annual costs of approximately $1,000 to $2,000. To a much lesser extent, workers’ compensation costs were also negatively affected in fiscal 2004 by a reduction in the discount rate applied to arrive at our claims reserves, which we maintain at present value. The discount rate reduction was due to prolonged changes in the interest rate environment. Workers’ compensation expense decreased in fiscal 2003 from fiscal 2002 due, in part, to actuarially estimated reductions in claims reserves. Labor costs excluding workers’ compensation remained constant as a percent of sales in fiscal 2004 as compared to fiscal 2003 due to the benefits of sales leverage on staffing costs being offset by increased restaurant general manager bonuses.

      Equipment lease expense decreased in fiscal 2004 from fiscal 2003 due mainly to expiration of several point-of-sale equipment leases, at which time we acquired the equipment at its fair market value. Depreciation expense decreased as a percent of sales in fiscal 2004 from fiscal 2003 as more assets became fully depreciated while the amount of capital expenditures in fiscal 2004 remained moderate relative to historical levels.

      General liability insurance expense increased in fiscal 2004 from fiscal 2003 due mainly to a $2,200 credit recorded during fiscal 2003 as compared to an approximate $500 credit recorded during fiscal 2004. Such credits are based on actuarial analyses of our claims reserves and reflect dispositions of general liability claims

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

more favorable than previously anticipated. General liability insurance expense decreased in fiscal 2003 from fiscal 2002 as a result of the aforementioned credit recorded in fiscal 2003. We do not anticipate a significant amount of actuarially determined adjustments to our claims reserves in the future, but we can provide no assurance that they will not occur.

      Previously, we had a fixed-rate contract with Enron to supply energy to a majority of our California Carl’s Jr. restaurants. As part of its bankruptcy reorganization, Enron rejected that contract during the third quarter of fiscal 2003. In connection with Enron rejecting our fixed-rate contract, we have filed bankruptcy court claims totaling $14,204 against Enron. At this time, we cannot make a determination as to the potential recovery, if any, with respect to these claims and, accordingly, no recognition of this uncertainty has been recorded in our consolidated financial statements.

      On October 5, 2003, the Governor of California signed Senate Bill 2, known as the “Health Insurance Act of 2003” (“SB2”), which will require certain California businesses either to pay at least 80% of the premiums for a basic individual health insurance package for its employees who work over 100 hours per month and their dependents, or to pay a fee into a state pool for the purchase of health insurance for uninsured, low-income workers. California businesses that employ 200 or more employees must comply with the new law beginning on January 1, 2006. We currently do not offer health insurance benefits to our hourly employees. SB2 is currently being challenged on several fronts. We continue to evaluate the status and impact of this legislation, which could be material to our results of operations.

     Franchised and Licensed Restaurants

      Franchised and licensed restaurant revenues increased $14,944, or 8.0%, to $201,131 during fiscal 2004 from fiscal 2003. The increase is due mainly to a $10,890, or 7.5%, increase in food, paper and supplies distribution revenues as a result of the increase in the number of franchised stores, price increases resulting from pass-through of higher costs of beef and other commodities, and the increase in franchise restaurant same-store sales. Franchise royalties also grew $723, or 3.4%, in fiscal 2004 from fiscal 2003 as a result of the growth in franchised restaurants store count and same-store sales. Franchise revenues also benefited from higher sublease revenues from franchisees. Revenues from franchised and licensed restaurants decreased slightly in fiscal 2003 from fiscal 2002 due mainly to minor decreases in distribution and rent revenues, partially offset by higher royalty revenues that resulted from the sale of company-operated restaurants to franchisees that occurred during fiscal 2002. Also, franchise fees decreased in fiscal 2003 from fiscal 2002 as franchisees acquired 28 less restaurants from us during fiscal 2003 as compared to fiscal 2002.

      Net franchising income increased $801, or 3.5%, during fiscal 2004 from fiscal 2003, and $862, or 3.9%, in fiscal 2003 from fiscal 2002. The increase during fiscal 2004 is primarily due to the increase in royalty revenues and increased franchise fees received during fiscal 2004, as franchisees acquired 13 more restaurants from us and opened two more restaurants in fiscal 2004 as compared to fiscal 2003, partially offset by an increase in franchise administrative expenses due mainly to an increase in provision for bad debts. The increase in franchising income in fiscal 2003 from fiscal 2002 is primarily due to the increase in royalty revenues, partially offset by the decrease in franchise fees.

      Although not required to do so, approximately 88% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Hardee’s

      During fiscal 2004, we acquired two restaurants from franchisees, opened four restaurants and closed 15 restaurants. Hardee’s franchisees and licensees opened 15 new restaurants, sold two restaurants to us and closed 112 restaurants. As of January 31, 2004, the Hardee’s system consisted of the following:

	Restaurant Portfolio					Fiscal Year Revenue

				2004-2003	2003-2002				2004-2003	2003-2002
	2004	2003	2002	Change	Change	2004	2003	2002	Change	Change

Company	721	730	742	(9)	(12)	$575,238	$562,010	$614,291	$13,228	$(52,281)
Franchised and licensed	1,400	1,499	1,648	(99)	(149)	67,452	65,788	76,180	1,664	(10,392)

Total	2,121	2,229	2,390	(108)	(161)	$642,690	$627,798	$690,471	$14,892	$(62,673)

Company-Operated Restaurants

      Revenue from company-operated Hardee’s restaurants increased $13,228, or 2.4%, to $575,238 in fiscal 2004 from fiscal 2003, primarily due to a 2.5% increase in same-store sales that resulted from price increases and the shift toward premium products pursuant to the Revolution strategy, partially offset by transaction count decreases, likely due to our shift in strategy. Revenue from company-operated restaurants decreased $52,281, or 8.5%, to $562,010 in fiscal 2003 from fiscal 2002, primarily due to the sale of company-operated restaurants to franchisees, closure of under-performing company-operated restaurants and a 2.2% decrease in same-store sales.

      The changes in the restaurant-level margin percentage are explained as follows:

	2004	2003

Restaurant-level margins for the prior year	11.1%	9.6%
(Increase) decrease in food and packaging costs	(1.1)	1.4
Increase in depreciation expense	(0.6)	—
(Increase) decrease in repair and maintenance expenses	0.4	(0.4)
(Increase) decrease in labor costs, excluding workers’ compensation	0.4	(0.9)
Increase in workers’ compensation expense	(0.3)	—
Increase in rent expense, taxes and licenses	(0.2)	(0.3)
Increase in utilities expense	(0.1)	(0.2)
Decrease in opening costs	0.1	—
Increase due to closure of unprofitable restaurants	—	1.8
Other, net	0.2	0.1

Restaurant-level margins for the current year	9.9%	11.1%

      Food and packaging costs increased in fiscal 2004 from fiscal 2003 as a percent of sales primarily due to increases in the cost of beef and other commodities and their effect on the shift toward premium products. In fiscal 2003 food and packaging costs decreased as a percent of sales as compared to fiscal 2002, mainly as a result of favorable commodity price trends and an overall reduction in discounting, which had been a primary marketing strategy for the brand.

      Depreciation expense increased in fiscal 2004 from fiscal 2003 due to placement into service of major capital expenditures for restaurant remodeling and equipment upgrades in the latter part of fiscal 2003 and into fiscal 2004, as well as a fourth quarter charge to accelerate amortization of point-of-sale equipment under capital lease. With much of the remodeling and upgrade activity substantially complete (see Liquidity and Capital Resources on page 51 for further discussion), such capital spending pursuant to the Star Hardee’s

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

remodel program significantly decreased in fiscal 2004. Repair and maintenance expenses decreased in fiscal 2004 from fiscal 2003, after having increased to a similar degree in fiscal 2003 from fiscal 2002, also due to the reduced remodeling and upgrade activity noted above and improved cost management.

      Labor costs, excluding workers’ compensation, decreased slightly during fiscal 2004 due mainly to the benefits of sales leverage and return to normal staffing levels upon completion of Revolution management and staff training early in the year, partially offset by increased general manager bonuses due to improved operating performance in the second half of fiscal 2004. In fiscal 2003, labor costs increased over fiscal 2002 levels primarily due to commencement of Revolution management and staff training and the decrease in same-store sales. Workers’ compensation expense increased in fiscal 2004 from fiscal 2003 due mainly to increased actuarial estimates of claims losses pertaining to prior policy years and, to a lesser extent, a reduction in the discount rate applied to arrive at our claims reserves, which we maintain at present value. The discount rate reduction was due to prolonged changes in the interest rate environment.

     Franchised and Licensed Restaurants

      Franchised and licensed restaurant revenues increased $1,664, or 2.5%, to $67,452 in fiscal 2004 from fiscal 2003. This increase is due mainly to an increase in equipment sales to franchisees of $2,538, or 14.0%, which resulted from equipment upgrades by franchisees pursuant to the Star Hardee’s remodel program. During fiscal 2004, franchisees remodeled 232 restaurants. Franchise royalty revenues also increased $993, or 2.7%, in fiscal 2004 from fiscal 2003 primarily as a result of a 1.0% increase in franchised restaurants same-store sales and improved financial health of certain franchisees, which allowed them to resume royalty payments to us, partially offset by the decrease in number of franchised restaurants. Revenues from franchised and licensed restaurants decreased $10,392, or 13.6%, in fiscal 2003 from fiscal 2002. This decrease was primarily due to a $8,909,or 19.3%, decrease in royalty revenues and a $4,399, or 31.2% decrease in rent revenues resulting from closure by franchisees of under-performing restaurants during fiscal 2003 and 2002, as well as the financial difficulties of certain franchisees, which resulted in our inability to recognize unpaid royalties and rent as revenues. Partially offsetting these decreases was an increase in distribution revenues resulting from equipment sales to franchisees pursuant to the Star Hardee’s remodel program

      Net franchising income increased $843, or 2.5%, in fiscal 2004 from fiscal 2003 and decreased $6,224,or 15.8%, in fiscal 2003 from fiscal 2002. The increase during fiscal 2004 is primarily due to the increase in royalty revenues and increased distribution profitability from the equipment sales volume growth. The decrease in fiscal 2003 from fiscal 2002 resulted mainly from the royalty and rent revenue decreases noted above, partially offset by a decrease in provision for bad debts.

     La Salsa

      During fiscal 2004, we opened eight restaurants and closed four restaurants. La Salsa franchisees and licensees opened six restaurants and closed seven. As of January 31, 2004, the La Salsa system consisted of the following:

	Restaurant Portfolio			Revenue

	2004	2003	Change	2004	2003(1)	Change

Company	61	57	4	$42,310	$38,550	$3,760
Franchised and licensed	41	42	(1)	1,623	1,409	214

Total	102	99	3	$43,933	$39,959	$3,974

(1)	For the period March 1, 2002 through January 31, 2003.

      Revenue from company-operated La Salsa restaurants increased $3,760, or 9.8%, to $42,310 in fiscal 2004 from fiscal 2003 primarily as a result of recording 31 additional days of revenues in fiscal 2004 (operating

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

results for La Salsa were not included in our consolidated financial statements until our acquisition of the concept on March 1, 2002) and, to a lesser extent, the net addition of four company-operated restaurants during fiscal 2004. The increase was partially offset by a 1.3% decrease in same-store sales in fiscal 2004 from fiscal 2003.

      Restaurant-level margins as a percent of sales were 6.5% and 12.6% in fiscal 2004 and fiscal 2003, respectively. Payroll and employee benefits costs increased 0.4% as a percent of sales in fiscal 2004 from fiscal 2003 due mainly to increased direct labor costs, partially offset by a decrease in workers’ compensation expense. Occupancy and other expenses increased 5.8% as a percent of sales in fiscal 2004 from fiscal 2003 primarily as a result of increased rent and common area maintenance expenses, higher depreciation expense upon full placement of open restaurant assets into service, as well as increases in utilities and repair and maintenance expenses.

     Consolidated Expenses

     Advertising Expense

      Advertising expenses decreased $1,228, or 1.7%, to $71,154 during fiscal 2004. Advertising expenses as a percentage of company-operated revenue decreased to 6.2% from 6.5%, as a result of increased sales leverage during fiscal 2004 and increased advertising in conjunction with the Hardee’s Revolution in the prior year. Advertising expenses decreased $802, or 1.1%, to $72,382 during fiscal 2003. However, advertising expenses, as a percentage of company-operated revenue, increased marginally to 6.5% from 6.2% during fiscal year 2003 as a result of several new product introductions and our effort to bolster sales in response to same-store sales declines.

     General and Administrative Expense

      General and administrative expenses were 7.6% of total revenue in fiscal 2004, as compared to 8.4% in fiscal 2003. General and administrative expenses decreased $6,639, or 5.8%, to $107,799 during fiscal 2004. This decrease is primarily due to (i) reduced executive incentive compensation, (ii) lower relocation and recruiting expenses, (iii) lower telephone expense, (iv) lower travel expense and (v) lower supplies expense.

      General and administrative expenses were 8.4% of total revenue in fiscal 2003, as compared to 7.8% in fiscal 2002. General and administrative expenses increased $1,898, or 1.7%, to $114,438 during the year ended January 31, 2003, as compared to the prior fiscal year. This increase is primarily due to the acquisition of SBRG, which resulted in $6,752 of additional expense in fiscal 2003, partially offset by the prior year including amortization of goodwill in the amount of $5,736, and a decrease in field general and administrative expense at Hardee’s as a result of the closure of unprofitable restaurants.

     Interest Expense

      Interest expense was as follows:

	2004	2003	2002

Bank credit facility	$1,146	$631	$6,130
Senior notes due 2009	18,250	18,150	18,250
Capital lease obligations	8,532	9,164	9,575
2004 convertible notes	4,206	6,032	6,767
2023 convertible notes	1,385	—	—
Amortization of loan fees	4,451	4,238	9,616
Letter of credit fees and other	2,021	1,739	3,599

Total interest expense	$39,991	$39,954	$53,937

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

      The increase from 2003 to 2004 was primarily due to the addition of $25,000 outstanding under the term loan portion of the bank credit facility and a higher average balance of letters of credit outstanding and increased interest rate on letters of credit outstanding, partially offset by the amortization and termination of leases in our capital lease base and lower average convertible note balances in fiscal 2004.

      The decrease from 2002 to 2003 was primarily due to (i) lower levels of borrowings outstanding under our senior credit facility throughout the fiscal year, (ii) a decrease of 260 basis points on the interest rate charged on the senior credit facility and letters of credit, (iii) a lower outstanding balance of our convertible subordinated notes and (iv) write-off of approximately $4,100 of deferred financing costs in fiscal 2002.

     Other Income (Expense), Net

      Other Income (Expense), Net, consists of the following:

	Fiscal Year Ended January 31,

	2004	2003	2002

Gains on the sale of Checkers stock	$—	$9,248	$1,876
Gains (losses) on the repurchase of convertible subordinated notes	(708)	2,800	—
Other, net	1,356	3,761	(2,464)

Total other income (expense), net	$648	$15,809	$(588)

      During fiscal 2004, we recorded $1,315 of other income related to point-of-sale equipment lease sales , which is recorded as a component of “other” above.

      During fiscal 2003, we reversed a $1,300 estimated liability established in prior periods related to certain records lost during a natural disaster, which is recorded as a component of “other” above.

     Income Taxes

      We recorded income tax expense for the fiscal year ended January 31, 2004 of $1,843, comprised primarily of foreign income taxes and provision for certain matters under audit. Our net operating losses are such that we will not be required to pay federal income taxes for fiscal 2004. We recorded a net tax benefit for the fiscal year ended January 31, 2003 of $7,932 arising from filing amended tax returns to carryback operating losses as permitted by the Job Creation and Worker Assistance Act of 2002, partially offset by foreign income taxes. We were not required to pay federal or state income taxes in fiscal 2003.

      Our deferred tax assets net to $0 due to the existence of our tax valuation allowance of approximately $171,000 at January 31, 2004. We have recorded a 100% valuation allowance against our deferred tax assets because we believe it is more likely than not we will not realize the benefits of these deductible differences at January 31, 2004. When circumstances warrant, we assess the likelihood that our deferred net tax assets will more likely than not be realized from future taxable income

      At January 31, 2004, we had federal net operating loss (“NOL”) carryforwards of approximately $91,970, expiring in varying amounts in the years 2010 through 2024, and state NOL carryforwards in the amount of approximately $335,948 expiring in varying amounts in the years 2006 through 2024. Our state NOL carryforwards exceed our federal NOL carryforwards primarily due to stand-alone operating losses of certain of our subsidiaries that report separately for tax purposes in several states. We have federal NOL carryforwards for alternative minimum tax purposes of approximately $72,210. Additionally, we have an alternative minimum tax credit carryforward (“AMT”) of approximately $10,691. We also have generated general business credit forwards in the amount of $10,952 expiring in varying amounts in the years 2020 through 2024, and foreign tax credits in the amount of $2,829 which expire in varying amounts in the years 2008 and 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

     Discontinued Operations

      Timber Lodge is classified as an asset held for sale in our consolidated balance sheet and the results of operations of Timber Lodge are classified as discontinued operations in our consolidated statement of operations. During fiscal 2004, loss from discontinued operations was $2,790, which included impairment charges of $1,566 and $1,313 recorded during the first and fourth quarters of fiscal 2004, respectively, to write-down Timber Lodge to its fair value.

Fiscal Fourth Quarter 2004 Compared with Fiscal Fourth Quarter 2003

     Carl’s Jr.

     Company-Operated Restaurants

      The changes in the restaurant-level margin percentage for the fiscal fourth quarter 2004 are explained as follows:

Restaurant-level margins for the prior year	19.7%
Increase in food and packaging costs	(1.7)
Decrease in utilities expense	1.1
Increase in workers’ compensation expense	(0.7)
Decrease in labor costs, excluding workers’ compensation	0.1
Decrease in depreciation expense	0.5
Decrease in property taxes	0.4
Decrease in repairs and maintenance expense	0.3
Decrease in equipment lease expense	0.2
Other, net	0.6

Restaurant-level margins for the current year	20.5%

      Food and packaging costs increased in fiscal 2004 from fiscal 2003 as a percent of sales primarily due to increases in the cost of beef and other commodities.

      Utilities expenses decreased in fiscal 2004 mainly due to abnormally high costs in fiscal 2003. To replace the previously discussed energy contract with Enron, we entered into a fixed-rate contract with another energy supplier, which took full effect during the fourth quarter of fiscal 2003. Prior to this occurring, while neither the Enron nor our new contract was in effect, we incurred energy costs exceeding the rates for either of the two contracts.

      Workers’ compensation expense increased in fiscal 2004 from fiscal 2003 primarily due to a reduction in the discount rate applied to arrive at our claims reserves, which we maintain at present value (0.6% of the increase), as well as higher claims costs, driven mainly by California Assembly Bill No. 749, as discussed earlier. The discount rate reduction was due to prolonged changes in the interest rate environment. Labor costs excluding workers’ compensation decreased slightly as a percent of sales in fiscal 2004 as compared to fiscal 2003 due to the benefits of sales leverage on staffing costs, partially offset by increased restaurant general manager bonuses.

      Depreciation expense decreased as a percent of sales in fiscal 2004 from fiscal 2003 due to a continuation of the trend during the course of the year whereby more assets became fully depreciated while the amount of capital expenditures in fiscal 2004 remained moderate. Property tax expense decreased in fiscal 2004 from fiscal 2003 due to an adjustment to our overall accrued property tax position based on a thorough review of balances by jurisdiction.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

     Franchised and Licensed Restaurants

      Revenues from franchised and licensed restaurants increased in fiscal 2004 from fiscal 2003 primarily due to increased food, paper and supplies sales to franchisees and an increase in sublease revenues from franchisees. Franchising income increased in fiscal 2004 mainly as a result of this revenue growth, partially offset by a slight decrease in royalty revenues.

     Hardee’s

     Company-Operated Restaurants

      The changes in the restaurant-level margin percentage for the fiscal fourth quarter 2004 are explained as follows:

Restaurant-level margins for the prior year	4.5%
Decrease in labor costs, excluding workers’ compensation	2.8
Increase in workers’ compensation expense	(0.9)
Increase in depreciation expense	(1.9)
Decrease in repair and maintenance expense	1.2
Decrease in general liability insurance expense	1.2
Decrease in utilities expense	1.1
Increase in fixed asset retirements expense	(0.9)
Decrease in opening costs	0.5
Decrease in write-down of promotional items	0.4
Decrease in food and packaging costs	0.3
Other, net	0.7

Restaurant-level margins for the current year	9.0%

      Labor costs excluding workers’ compensation decreased significantly during the fiscal fourth quarter 2004 from fiscal 2003 due to return to normal staffing levels upon completion of Revolution management and staff training early in the year and benefits from sales leverage, partially offset by increased general manager bonuses due to improved operating performance in the fourth quarter of fiscal 2004. Workers’ compensation expense increased in fiscal 2004 from fiscal 2003 due to a reduction in the discount rate applied to arrive at our claims reserves, which we maintain at present value (0.5% of the increase), as well as increased actuarial estimates of claims losses pertaining to prior policy years in fiscal 2004 as compared to a decrease in such actuarial estimates in fiscal 2003 (0.4% of the increase).

      Depreciation expense increased in fiscal 2004 from fiscal 2003 substantially all due to a charge to accelerate amortization of point-of-sale equipment under capital lease. We intend to replace this equipment earlier than originally planned. As a result, we will amortize this equipment in fiscal 2005 at a rate slightly higher than that used for such equipment through the first three fiscal quarters of 2004.

      General liability insurance expense decreased in fiscal 2004 from fiscal 2003 primarily due to a significant decrease in actuarial estimates of claims reserves pertaining to prior policy years. Utilities expense decreased as a result of benefits from sales leverage and a decrease in electricity costs, partially offset by higher natural gas expense. We incurred increased fixed asset retirement costs in fiscal 2004 due to final removal of old equipment in connection with the Hardee’s menu update and Star Hardee’s remodeling efforts.

     Franchised and Licensed Restaurants

      Revenues from franchised and licensed restaurants increased by $2,434, or 19.6% in fiscal fourth quarter 2004 from fiscal 2003 as a result of increased royalty and rent revenues, partially offset by a decrease in

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

distribution revenues. Franchise royalty revenues increased primarily as a result of a 6.1% increase in franchised restaurants same-store sales and improved financial health of certain franchisees, which allowed them to resume royalty payments to us, partially offset by the decrease in number of franchised restaurants. Distribution revenues decreased in fiscal 2004 from fiscal 2003 due to a slowing in latter 2004 of equipment purchases by franchisees after significant investments made in fiscal 2003 and early fiscal 2004 pursuant to the Star Hardee’s remodel program. Franchising income increased by $4,155 or 89.0% in fiscal 2004 mainly as a result of the $2,283 increase in royalty revenues resulting from increased same-store sales and improved financial health of the franchisees as noted above.

     La Salsa

      La Salsa restaurant-level margins as a percent of sales decreased to negative 3.9% in fiscal fourth quarter 2004 from 5.6% in fiscal 2003. Food and packaging costs increased as a percent of sales mainly due to higher paper costs and reduced vendor marketing allowances. Payroll and employee benefits costs increased as a percent of sales due mainly to increased direct labor costs, partially offset by a decrease in workers’ compensation expense. Occupancy and other expenses increased significantly due to higher rent, repair and maintenance, common area maintenance and property tax expenses in fiscal 2004.

      During the fourth quarter of fiscal 2004, we recorded a charge of $34,059, recognizing the impairment of the goodwill associated with the acquisition of La Salsa.

Accounting Pronouncements Not Yet Adopted

      In January 2003, the Financial Accounting Standards Board issued FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 is applicable immediately to variable interests in a variable interest entity (“VIE”) created or obtained after January 31, 2003.

      During the course of 2003, the FASB proposed modifications to FIN 46 and issued FASB Staff Positions (“FSPs”) that changed and clarified FIN 46. These modifications and FSPs were subsequently incorporated into FIN 46 (revised) (“FIN 46R”), which was issued on December 23, 2003 and replaced FIN 46. FIN 46R is effective for all entities at the end of the first reporting period ending after March 15, 2004 (the quarter ending May 17, 2004 for us). FIN 46 was effective for special-purpose entities (as defined by FIN 46R) at the end of the first reporting period ending after December 15, 2003, which did not impact our consolidated financial statements. FIN 46R requires certain disclosures in financial statements issued after December 31, 2003, if it is reasonably possible that we will consolidate or disclose information about VIEs when FIN 46R becomes effective.

      FIN 46R excludes operating businesses, as defined, from its scope subject to four conditions, and states the provisions of FIN 46R need not be applied if a company is unable, subject to making an exhaustive effort, to obtain the necessary information. We are currently evaluating whether any of the aforementioned conditions exist that would subject any of our franchise arrangements to the provisions of FIN 46R, requiring us to determine if they are VIEs, and, if so, whether we are the primary beneficiary. We do not possess any ownership interests in our franchisees. Additionally, we generally do not provide financial support to our

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

franchisees in a typical franchise relationship. Also, our franchise agreements currently do not require our franchisees to provide the timely financial information necessary to apply the provisions of FIN 46R to our franchisees.

      We continue to evaluate the applicability of FIN 46R to our franchise relationships and have not yet determined whether required consolidation of franchise entities, if any, would be material to our financial statements. Consolidation of some, if any, of these arrangements, at a minimum, would to result in a “gross up” of amounts such as revenues and expenses. None of these entities have been consolidated in our financial statements.

      We utilize various advertising funds (“Funds”) to administer our advertising programs. The Carl’s Jr. National Advertising Fund (“CJNAF”) is Carl’s Jr.’s sole cooperative advertising program. We consolidate CJNAF into our financial statements on a net basis, whereby contributions form franchisees, when received, are recorded as offsets to our reported advertising expenses. The Hardee’s cooperative advertising funds consist of Hardee’s National Advertising Fund (“HNAF”) and many local advertising cooperative funds (“Co-op Funds”). Each of these funds is a separate non-profit association, with all proceeds segregated and managed by a third-party accounting service company. We have determined that consolidation of all of our advertising funds is appropriate under FIN 46R. As noted above, we have historically consolidated the Carl’s Jr. advertising fund. However, the Hardee’s advertising funds will be newly consolidated upon full adoption of FIN 46R at the end of the fiscal quarter ending May 17, 2004.

      We have determined the impact of the consolidation of HNAF and the Co-op Funds will be an increase of approximately $20,000 to current assets and liabilities. We do not anticipate the consolidation of the funds will have a material impact on our results of operations or stockholders’ equity.

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

Competition

      As discussed above in Item 1 — Business, the foodservice industry is intensively competitive in several aspects with respect to several factors. We compete with a diverse group of food service companies (major restaurant chains, casual dining restaurants, nutrition-oriented restaurants and prepared food stores), making it difficult to attribute specific results of operations to the actions of any of our competitors.

Liquidity and Capital Resources

      We have historically financed our business through cash flow from operations, borrowings under our credit facility and the sale of restaurants. Our most significant cash uses during the next 12 months will arise primarily from funding our capital expenditures and paying interest on our long-term debt. The revolving credit facility portion of our senior credit facility (“Facility”) matures on November 15, 2006. We anticipate that existing cash balances, availability under the Facility and cash generated from operations will be sufficient to service existing debt and to meet our operating and capital requirements for the next 12 months.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Additionally, we are able to sell restaurants as a source of liquidity, although we have no intention to do so significantly at this time. We repaid and retired the remaining outstanding portion of our 4 1/4% Convertible Subordinated Notes due 2004 at their maturity on March 15, 2004. We have no potential mandatory payments of principal on our $105,000 of 4% Convertible Subordinated Notes due 2023 (the “Convertible Notes”) until October 1, 2008 (see discussion below). We have no mandatory payments of principal on the $200,000 of 9 1/8% Senior Subordinated Notes due 2009 (“Senior Notes”) outstanding prior to their final maturity in May 2009.

      We, and the QSR industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of January 31, 2004, our current ratio was 0.76 to 1.

      We use the Facility as a source of letters of credit required for our self-insurance programs. Additionally, the Facility may provide working capital during those periods when seasonality affects our cash flow. The Facility currently permits borrowings of up to $175,000, including a $25,000 term loan issued on November 12, 2003, and due April 1, 2008, and an $80,000 letter of credit sub-facility. The principal amount of the term loan will be repaid in quarterly installments until maturity on April 1, 2008. As of January 31, 2004, we had $24,062 outstanding under the term loan, $63,680 of outstanding letters of credit and borrowing availability of $86,320. Borrowings bear interest at either the LIBOR rate plus an applicable margin or the Prime Rate plus an applicable margin, with interest due monthly. The applicable interest rate on both the revolver and term loan portions of the Facility at January 31, 2004 is LIBOR plus 3.75%, or 4.94% per annum. Subsequent to January 31, 2004, we repaid $13,515 of the outstanding term loan balance in advance of the terms of the bank credit facility.

      The agreement underlying the Facility includes certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets in the collateral pool securing the Facility, prepay certain debt, repurchase stock, engage in a change of control transaction without the lenders’ consents, pay dividends and make investments or acquisitions.

      Subject to the terms of the Facility, each fiscal year after fiscal 2004 we may make capital expenditures of $45,000 plus 80% of the amount of actual EBITDA (as defined in the Facility) in excess of $110,000. Additionally, we may carryforward any unused capital expenditure amounts to the following year. As of January 31, 2004, we are able to carryforward approximately $7,100 in capital expenditures to fiscal 2005.

      The full text of the contractual requirements imposed by this financing is set forth in the Fifth Amended and Restated Credit Agreement, dated as of November 12, 2003, which we filed with the Securities and Exchange Commission. We were in compliance with the requirements of the Facility as of January 31, 2004. Subject in certain instances to cure periods, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default under other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only if we are in default under the Facility), our Senior Notes and our Convertible Notes may also become accelerated under certain circumstances and after all cure periods have expired.

      On September 29, 2003, we issued $105,000 principal amount of our Convertible Notes. The Convertible Notes, which are our unsecured general obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 4.00% per annum in semiannual coupons due each April 1 and October 1, with all outstanding principal due and payable October 1, 2023. We have the right to prepay the notes after October 1,

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

2008 for an amount equal to 100% of the principal amount of the notes redeemed plus accrued interest, subject to a notice requirement. The full text of the contractual requirements imposed by this financing is set forth in the related indenture, which we filed with the Securities and Exchange Commission. The indenture contains certain minimal restrictive covenants. We were in compliance with the covenants of the Convertible Notes as of January 31, 2004. Subject in certain instances to cure periods, the holders of the Convertible Notes may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the indenture, specified events of insolvency, or if other significant obligations are accelerated. On October 1 of 2008, 2013 and 2018, holders of the Convertible Notes have the right to require us to repurchase all or a portion of the notes at prices specified in the related indenture. The notes are convertible into our common stock on the conditions set forth in the related indenture. The notes were not convertible during the period September 29, 2003 through January 31, 2004. The net proceeds from the issuance of these notes were used to repay a portion of our 4 1/4% Convertible Subordinated Notes Due 2004 during fiscal 2004.

      The Senior Notes, which are unsecured obligations but are guaranteed by our subsidiaries, are governed by an indenture. The indenture requires that we pay interest at a rate of 9.125% per annum in semi-annual coupons due on each May 1 and November 1, with all outstanding principal due and payable May 1, 2009. We do not have the right to prepay the notes until May 1, 2004, at which time we may prepay the notes for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium from May 1, 2004 to May 1, 2005, is 4.56% of the principal amount redeemed, but reduces annually through May 2007, at which point no premium is payable. The indenture includes certain significant restrictive covenants, including limitations on our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, pay dividends, make investments, dispose of assets and make restricted payments. Restricted payments include certain loans, treasury stock repurchases and voluntary repurchases of outstanding debt. As of January 31, 2004, the remaining amount of permitted restricted payments is $28,257. The full text of the contractual requirements imposed by this financing is set forth in the indenture, which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of January 31, 2004. Subject in certain instances to cure periods, the holders of the Senior Notes may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the indenture, specified events of insolvency, if we suffer certain adverse legal judgments or if other significant obligations are accelerated.

      The terms of the Facility and the Senior Notes are not dependent on any change in our credit rating. The Convertible Notes contain a convertibility trigger based on the credit ratings of the notes (see discussion above). We believe the key company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, asset collateral bases and the level of our equity capital relative to our debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.

      On April 5, 2004, we received a commitment from Paribas, the agent and a lender under the Facility, to restructure the Facility to provide for a $380,000 senior secured credit facility, which would include a revolver and term loans. We intend to use the proceeds from the term loan portion of the restructured Facility to prepay and retire the Senior Notes in their entirety, which we anticipate will result in an annual interest savings of approximately $6,500 during the first year, which will be initially offset by the prepayment premium of $9,120 that we will pay to retire the Senior Notes. We will also incur a non-cash charge of approximately $3,200 to write-off unamortized debt issuance costs associated with the Senior Notes. The restructuring of the Facility is conditioned upon the execution of definitive agreements and certain other contingencies. We can provide no assurance that we will be successful in restructuring the Facility on the terms described above.

      Cash provided by operating activities during fiscal 2004 increased $16,184 or 28.0%, as compared to fiscal 2003, primarily due to improved working capital management and a decrease in funding of discontinued

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

operations, partially offset by income tax refunds received during fiscal 2003. Cash used in investing activities decreased $17,437 or 46.6%, as compared to fiscal 2003, primarily due to reduced capital expenditures, partially offset by proceeds from the disposal of all our remaining Checkers stock during fiscal 2003. The decrease in capital expenditures was primarily due to reduced spending at our Hardee’s concept, in which we invested significantly during fiscal 2003 pursuant to the Star Hardee’s remodel program, and a reduction in new restaurant development, also primarily at Hardee’s. The decrease in funding of discontinued operations resulted from a decrease in capital spending at Timber Lodge during fiscal 2004, which reduced the amount of cash used by that operation. Cash used in financing activities during fiscal 2004 decreased $8,496 or 31.9%, as compared to fiscal 2003, primarily as a result of proceeds from the issuance of the Convertible Notes and proceeds from the term loan portion of the Facility, partially offset by the repurchase of $100,000 of our 4 1/4% Convertible Subordinated Notes Due 2004 and net repayments on the Facility.

      Capital expenditures for the years ended January 31, 2004 and 2003 were:

	January 31,	January 31,
	2004	2003

New restaurants (including restaurants under development)
Carl’s Jr.	$6,432	$9,473
Hardee’s	3,743	13,299
La Salsa	4,033	1,474
Remodels, Dual-branding (including construction in process)
Carl’s Jr.	2,485	3,191
Hardee’s	11,192	30,574
La Salsa	107	—
Other restaurant additions
Carl’s Jr.	4,890	4,026
Hardee’s	6,284	8,567
La Salsa	2,602	2,928
Green Burrito	—	1
Corporate	6,105	3,872

Total	$47,873	$77,405

      As of January 31, 2004, we had remodeled 80% of the Hardee’s company-operated restaurants to the Star Hardee’s format and had installed charbroilers in 99% of the company-operated restaurants.

      In an effort to improve operations and reduce future operating costs, we have relocated several of our corporate facilities to new locations. During 2002, we began relocating our corporate headquarters to the Santa Barbara, California area. We have entered into a five-year agreement to lease the facility in Carpinteria, California. During 2001, we relocated Hardee’s corporate offices to St. Louis, Missouri and have entered into a five-year agreement to lease the facility.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Long-Term Obligations

     Contractual Cash Obligations

      The following table presents our long-term contractual cash obligations:

	Payments Due by Periods

		Less Than	1-3	3-5	After
	Total	One Year	Years	Years	5 Years

Long-term debt(1)	$354,271	$26,843	$10,644	$11,784	$305,000
Capital lease obligations(2)(3)	108,004	14,086	22,216	20,939	50,763
Operating leases(2)	595,643	82,524	140,513	108,829	263,777
Unconditional purchase obligations(4)	44,519	14,365	13,180	10,544	6,430

Total contractual cash obligations	$1,102,437	$137,818	$186,553	$152,096	$625,970

(1)	Assumes holders of the 2023 Convertible Notes do not exercise redemption rights in October 2008.

(2)	The amounts reported above as operating leases and capital lease obligations include leases contained in the estimated liability for closing restaurants and leases for which we are the obligee to the property owner and sublease to franchisees. Additional information regarding operating leases and capital lease obligations can be found in Note 8 of Notes to the Consolidated Financial Statements.

(3)	Represents the undiscounted value of capital lease payments.

(4)	Unconditional purchase obligations include contracts for goods and services, primarily related to restaurant operations. We have classified the payments due by periods based on our average usage for each individual contract rather than the remaining term of the contract to better match expected expenditures with actual usage rates (see further discussion regarding these obligations in Item 7A — Quantitative and Qualitative Disclosures About Market Risk).

      The following table presents our other commercial commitments including letters of credit and guarantees. The specific commitments are discussed previously in Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations — as well as in Note 26 of the Notes to the Consolidated Financial Statements.

Other Commercial Commitments

	Amount of Commitment
	Expirations Per Period

	Total
	Amounts	Less Than	1-3
	Committed	One Year	Years

Standby letters of credit under the Company’s Senior Credit Facility	$63,680	$63,680	$—
Guarantees	4,700	—	4,700

Total other commercial commitments	$68,380	$63,680	$4,700

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our $175,000 Facility. As of January 31, 2004, we had $24,062 and $63,680 in cash borrowings and letters of credit outstanding, respectively. Borrowings under the Facility bear interest at the Prime Rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $877. The estimated reduction is based upon the outstanding balance of the Facility plus letters of credit issued, and assumes no change in the volume, index or composition of debt as in effect January 31, 2004. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

Commodity Price Risk

      We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our consolidated balance sheet. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices (see page 11), could result in lower restaurant-level operating margins for our restaurant concepts.

Item 8.     Financial Statements and Supplementary Data

      See the Index included at Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

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

      There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the Company’s fiscal year ended January 26, 2004, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2004 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2004. Information concerning the current executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K.

Item 11.     Executive Compensation

      The information pertaining to executive compensation is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2004 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information pertaining to security ownership of certain beneficial owners and management is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2004 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2004.

Equity Compensation Plan Information

      Equity compensation plans as of January 31, 2004 were:

		Weighted-Average
	Number of Securities	Exercise Price of	Number of Securities Remaining
	to be Issued Upon	Outstanding	Available for Future Issuance Under
	Exercise of	Options,	Equity Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	Rights	Column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,614,756	$10.23	1,099,646 (1)
Equity compensation plans not approved by security holders(2)	590,150	$6.60	209,850

Total	9,204,906	$10.00	1,309,496

(1)	A total of 4.9 million shares of common stock are available for grants of options or other awards under the 1999 stock incentive plan, with the amount of available shares increased by 350,000 shares on the date of each annual meeting of shareholders.

(2)	Represents options that are part of a “broad-based plan” as then defined by the New York Stock Exchange. See Note 23 of Notes to the Consolidated Financial Statements.

Item 13.     Certain Relationships and Related Transactions

      The information pertaining to certain relationships and related transactions of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2004 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2004.

      From time to time we enter into transactions that, while not required to be disclosed pursuant to this Item 13, are with parties or entities that are affiliates of ours or that may otherwise be deemed to be related parties of CKE, whether directly or indirectly. These relationships may give rise to the possibility that the related transactions may have been on other than arm’s-length terms. While we believe that all of the following transactions were in the best interests of our stockholders, we cannot assure you that if such transactions had been entered into with independent vendors and suppliers, the resulting terms would not be materially different.

      During fiscal years 2004, 2003 and 2002, we entered into the following related party transactions:

				Fiscal Year Ended
			On-Going	January 31,
		How Transaction Prices	Contractual
Involved Party	Business Purpose	are Determined	Commitments	2004	2003	2002

Carl N. Karcher (Chairman Emeritus)	Leased property for Anaheim, CA. office, distribution facility and three restaurants.	Lease based upon the prevailing market for similar space within the area.	Several leases with varying expiration dates	$1,828	$1,534	$1,661
Fidelity National Financial, Inc. (“FNF”) (our Chairman is also the Chairman of FNF)	Title and escrow work on sale of restaurant properties and mortgages on properties for collateral on Senior Credit Facility	Escrow and title fees are determined per transaction based upon the stated standard rates as set by FNF to the general public at the time of each transaction.	None	—	10	1,216
FNF Capital, Inc. (100% owned subsidiary of FNF)	Leased equipment	Bids for the lease of equipment were submitted and most favorable terms were selected.	Several leases with varying expiration dates	4,364	7,445	5,455
Kensington Development (100% owned subsidiary of FNF)	Lease of Santa Barbara, CA office	Lease based upon the prevailing market for similar space within the area.	Lease agreement expires September 2007	548	598	195
M&N Foods, LLC. (affiliate of a current board member)	Sale of Carl’s Jr. restaurants to franchisee	Purchase price based on a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees. Transaction was evaluated for fairness by First Tennessee Securities Corp., an investment banking firm.	None, other than those contained in the franchise agreement and asset purchase agreement	—	—	4,100
Orion Realty Corp. (100% owned subsidiary of FNF)	Sale of surplus properties and termination of leases	(A)	Contractual arrangement	816	494	329
Praetorian Group (formerly an investment of FNF)	Sale of restaurants to franchisees	(A)	None	—	—	60
Rally’s Restaurants (owned by Checkers Drive-In Restaurants, Inc.)	Purchase of food and paper products from the Company	Mark-up consistent with price charged to Carl’s Jr. franchises.	Contract no longer in effect	—	—	1,652
Rocky Mountain Aviation (100% owned subsidiary of FNF)	Expenses associated with Company’s two leased aircraft	(B)	Lease agreements expire June 2007 and December 2010, respectively	1,190	784	414
Santa Barbara Restaurant Group, Inc. (“SBRG”) (our Chairman was also the Chairman of SBRG)	Merged with restaurants company for strategic growth purposes	Based on relative market values and expected accretive value of SBRG to CKE. Transaction was evaluated for fairness by Morgan Keegan & Company, Inc., an investment banking firm	None	—	80,280	—
SBRG	License the Green Burrito Brand	According to License Agreement.	Requirements ceased after acquisition of SBRG	n/a	n/a	443
CLK, Inc. (affiliate of a current board member)	Sale of Carl’s Jr. restaurants to franchisee	(C)	None, other than those contained in the franchise agreement and asset purchase agreement	—	983	—

				Fiscal Year Ended
			On-Going	January 31,
		How Transaction Prices	Contractual
Involved Party	Business Purpose	are Determined	Commitments	2004	2003	2002

MJKL Enterprises, Inc. (affiliate of a current board member)	Sale of Carl’s Jr. restaurants to franchisee	(D)	None, other than those contained in the franchise agreement and asset purchase agreement	4,535	—	—
TWM Industries, Inc. (affiliate of a former CEO and board member of the Company)	Sale of Carl’s Jr. restaurants to franchisee	Purchase price based on a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees. Reduced by final payment due under employment agreement. Transaction was evaluated for fairness by First Tennessee Securities Corp., an investment banking firm.	None, other than those contained in the franchise agreement and asset purchase agreement	—	—	12,080

(A)	During fiscal 2000, we were in a workout situation with our lenders and we had to immediately begin to dispose of a significant number of assets to raise cash to repay our bank indebtedness. Also, during this time we began closing a significant number of under-performing restaurants, which resulted in a significant number of surplus properties that needed to be converted to cash. Under these circumstances, we determined that it was impractical under the time constraints to develop an internal real estate sales competency and, accordingly, we retained the services of these affiliates that possessed the requisite real estate competency and, in the case of Orion Realty Corp., we continue to use those services.

(b)	For first leased aircraft, based on contracted lease rates, partially offset by use by others of contracted planes. Contracted lease rates depend on number of passengers, distance, weights, airport fees and other factors to determine the cost for each specific trip. For second leased aircraft, based upon the prevailing market for similar aircraft.

(c)	Purchase price based on a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees.

(d)	Purchase price was established by using the greater of CKE’s carrying value or a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees.

Item 14.     Principal Accountant Fees and Services

      The information pertaining to principal accountant fees and services is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2004 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page

(a)(1)	Index to Consolidated Financial Statements:
	Independent Auditors’ Report	64
	Consolidated Balance Sheets — as of January 31, 2004 and 2003	65
	Consolidated Statements of Operations — for the fiscal years ended January 31, 2004, 2003 and 2002	66
	Consolidated Statements of Stockholders’ Equity — for the fiscal years ended January 31, 2004, 2003 and 2002	67
	Consolidated Statements of Cash Flows — for the fiscal years ended January 31, 2004, 2003 and 2002	68
	Notes to Consolidated Financial Statements	69
	All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(2)	Exhibits: An “Exhibit Index” has been filed as a part of this Form 10-K beginning on page 111 hereof and is incorporated herein by reference.
(b)	Current Reports on Form 8-K:
	A Current Report on Form 8-K, dated December 10, 2003, was filed during the fourth quarter of fiscal 2004, furnishing the Company’s financial results for the third quarter ended November 3, 2003.
	A Current Report on Form 8-K/A, dated December 10, 2003, was filed during the fourth quarter of fiscal 2004, furnishing a correction to the Company’s financial results for the third quarter ended November 3, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE RESTAURANTS, INC.

By:	/s/ ANDREW F. PUZDER

Andrew F. Puzder,
President and Chief Executive Officer

Date: April 7, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. FOLEY II William P. Foley, II	Chairman of the Board	April 7, 2004

/s/ ANDREW F. PUZDER Andrew F. Puzder	President and Chief Executive Officer (Principal Executive Officer)	April 7, 2004

/s/ THEODORE ABAJIAN Theodore Abajian	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 7, 2004

/s/ BYRON ALLUMBAUGH Byron Allumbaugh	Director	April 7, 2004

/s/ DOUG AMMERMAN Doug Ammerman	Director	April 7, 2004

/s/ PETER CHURM Peter Churm	Director	April 7, 2004

/s/ CARL L. KARCHER Carl L. Karcher	Director	April 7, 2004

/s/ CARL N. KARCHER Carl N. Karcher	Director	April 7, 2004

/s/ DANIEL D. LANE Daniel D. Lane	Vice Chairman of the Board	April 7, 2004

Signature	Title	Date

/s/ RONALD B. MAGGARD Ronald B. Maggard	Director	April 7, 2004

/s/ DANIEL PONDER Daniel Ponder	Director	April 7, 2004

/s/ FRANK P. WILLEY Frank P. Willey	Director	April 7, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

CKE Restaurants, Inc.:

      We have audited the accompanying consolidated balance sheets of CKE Restaurants, Inc. and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and subsidiaries as of January 31, 2004 and January 31, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in notes 1 and 3 of notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during the first and fourth quarters of fiscal 2003, respectively.

/s/ KPMG LLP

Orange County, California

March 26, 2004

Part 1.     Financial Information

Item 1.     Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2004	2003

	(Dollars in thousands
	except par values)
ASSETS
Current assets:
Cash and cash equivalents	$54,355	$18,440
Accounts receivable, net	26,729	40,593
Related party trade receivables	7,991	5,106
Inventories	18,492	19,224
Prepaid expenses	15,589	16,325
Assets held for sale	18,760	21,170
Other current assets	1,656	1,492

Total current assets	143,572	122,350
Notes receivable	2,317	3,891
Property and equipment, net	518,881	553,325
Property under capital leases, net	46,382	59,014
Goodwill	22,649	56,708
Other assets	39,522	48,185

Total assets	$773,323	$843,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$26,843	$25,320
Current portion of capital lease obligations	7,042	9,782
Accounts payable	47,592	56,968
Other current liabilities	107,439	101,732

Total current liabilities	188,916	193,802
Bank indebtedness and other long-term debt, less current portion	22,428	3,596
Senior subordinated notes	200,000	200,000
Convertible subordinated notes due 2004	—	122,319
Convertible subordinated notes due 2023	105,000	—
Capital lease obligations, less current portion	57,111	62,518
Other long-term liabilities	53,636	67,664

Total liabilities	627,091	649,899

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; issued and outstanding 59,216,000 shares and 58,868,000 shares on January 31, 2004 and 2003, respectively	592	589
Additional paid-in capital	464,689	463,474
Officer and non-employee director notes receivable	(2,530)	(2,530)
Accumulated deficit	(306,113)	(257,553)
Treasury stock at cost, 1,585,000 shares	(10,406)	(10,406)

Total stockholders’ equity	146,232	193,574

Total liabilities and stockholders’ equity	$773,323	$843,473

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended January 31,

	2004	2003	2002

	(In thousands except per share amounts)
Revenue:
Company-operated restaurants	$1,142,929	$1,109,646	$1,174,384
Franchised and licensed restaurants and other	270,508	253,749	263,743

Total revenue	1,413,437	1,363,395	1,438,127

Operating costs and expenses:
Restaurant operations:
Food and packaging	340,676	320,217	356,157
Payroll and other employee benefit expenses	370,700	358,827	381,756
Occupancy and other operating expenses	262,036	252,971	266,874

	973,412	932,015	1,004,787
Franchised and licensed restaurants and other	211,809	196,525	202,520
Advertising expenses	71,154	72,382	73,184
General and administrative expenses	107,799	114,438	112,540
Facility action charges, net	19,788	6,012	75,111
Impairment of goodwill	34,059	—	—

Total operating costs and expenses	1,418,021	1,321,372	1,468,142

Operating income (loss)	(4,584)	42,023	(30,015)
Interest expense	(39,991)	(39,954)	(53,937)
Other income (expense), net	648	15,809	(588)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	(43,927)	17,878	(84,540)
Income tax expense (benefit)	1,843	(7,932)	(584)

Income (loss) from continuing operations	(45,770)	25,810	(83,956)
Discontinued operations:
Loss from operations of discontinued segment (net of income tax benefit of $0 and $31 for the fiscal years ended January 31, 2004 and January 31, 2003, respectively)	(2,790)	(53)	—

Income (loss) before cumulative effect of accounting change for goodwill	(48,560)	25,757	(83,956)
Cumulative effect of accounting change for goodwill	—	(175,780)	—

Net loss	$(48,560)	$(150,023)	$(83,956)

Basic income (loss) per common share:
Continuing operations	$(0.77)	$0.45	$(1.66)
Discontinued operations	(0.05)	—	—

Income (loss) before cumulative effect of accounting change	(0.82)	0.45	(1.66)
Cumulative effect of accounting change for goodwill	—	(3.10)	—

Net loss	(0.82)	(2.65)	(1.66)

Diluted income (loss) per common share:
Continuing operations	(0.77)	0.44	(1.66)
Discontinued operations	(0.05)	—	—

Income (loss) before cumulative effect of accounting change	(0.82)	0.44	(1.66)
Cumulative effect of accounting change for goodwill	—	(3.02)	—

Net loss	$(0.82)	$(2.58)	$(1.66)

Weighted-average common shares outstanding:
Basic	59,121	56,649	50,507
Dilutive effect of stock options, warrants and convertible notes	—	1,475	—

Diluted	59,121	58,124	50,507

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED JANUARY 31, 2004, 2003, AND 2002

				Officer and
	Common Stock		Additional	Non-employee		Treasury Stock		Total
			Paid-In	Director Notes	Accumulated			Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Shares	Amount	Equity

	(In thousands)
Balance at January 31, 2001	52,086	$521	$383,016	—	$(23,574)	(1,585)	$(10,406)	349,557
Exercise of stock options	76	1	283	—	—	—	—	284
Conversion of convertible subordinated notes	—	—	20	—	—	—	—	20
Officer and non-employee director notes receivable	—	—	—	(4,239)	—	—	—	(4,239)
Net loss	—	—	—	—	(83,956)	—	—	(83,956)

Balance at January 31, 2002	52,162	522	383,319	(4,239)	(107,530)	(1,585)	(10,406)	261,666
Exercise of stock options	353	3	1,270	—	—	—	—	1,273
Conversion of convertible subordinated notes	1	—	134	—	—	—	—	134
Officer and non-employee director notes receivable	—	—	—	1,709	—	—	—	1,709
Issuance of stock in conjunction with acquisition	6,352	64	78,751	—	—	—	—	78,815
Net loss	—	—	—	—	(150,023)	—	—	(150,023)

Balance at January 31, 2003	58,868	589	463,474	(2,530)	(257,553)	(1,585)	(10,406)	193,574
Exercise of stock options	348	3	1,215	—	—	—	—	1,218
Net loss	—	—	—	—	(48,560)	—	—	(48,560)

Balance at January 31, 2004	59,216	$592	$464,689	$(2,530)	$(306,113)	(1,585)	$(10,406)	$146,232

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended January 31,

	2004	2003	2002

	(In thousands)
Cash flow from operating activities:
Net loss	$(48,560)	$(150,023)	$(83,956)
Adjustments to reconcile net loss to net cash provided by operating activities, excluding effects of acquisition:
Cumulative effect of accounting change	—	175,780	—
Impairment of goodwill	34,059	—	—
Depreciation and amortization	66,959	63,064	70,871
Amortization of loan fees	4,451	4,238	9,616
Provision for (recovery of) losses on accounts and notes receivable	2,260	(1,290)	6,057
(Gain) loss on investments, sale of property and equipment, capital leases and extinguishment of debts	3,275	(10,586)	—
Facility action charges, net	19,788	6,012	75,111
Other, non cash charges (credits)	(284)	13	2,300
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(10,304)	(16,476)	(21,215)
Net change in refundable income taxes	643	3,262	31,539
Net change in receivables, inventories, prepaid expenses and other current assets	2,971	(11,075)	1,695
Net change in accounts payable and other current liabilities	(3,742)	(1,990)	(16,633)
Loss from operations of discontinued segment	2,790	53	—
Net cash provided to discontinued operations	(244)	(3,104)	—

Net cash provided by operating activities	74,062	57,878	75,385

Cash flow from investing activities:
Purchase of:
Property and equipment	(47,873)	(77,405)	(25,503)
Proceeds from sale of:
Marketable securities and long-term investments	—	9,248	4,121
Property and equipment	18,827	23,781	68,278
Collections on notes receivable and net change in related party receivables	5,133	2,884	2,625
Acquisition of SBRG, net of payments made to acquire SBRG	—	1,670	—
Net change in other assets	3,937	2,409	4,154
Dispositions of brand, net of cash surrendered	—	—	62,412

Net cash provided by (used in) investing activities	(19,976)	(37,413)	116,087

Cash flow from financing activities:
Net change in bank overdraft	(2,613)	3,387	6,633
Long-term borrowings	149,500	114,500	140,217
Proceeds from issuance of convertible debt	101,588	—	—
Proceeds from credit facility term loan	25,000	—	—
Repayments of long-term debt	(274,500)	(129,957)	(308,737)
Repayments of capital lease obligations	(10,727)	(10,340)	(10,645)
Payment of deferred financing costs	(6,227)	(5,432)	(4,208)
Net change in other long-term liabilities	(472)	(1,941)	(3,015)
Repayment of credit facility term loan	(938)	—	—
Collection (issuance) of officer and non-employee director notes receivable	—	1,709	(4,239)
Exercise of stock options and conversion of convertible subordinated notes	1,218	1,407	304

Net cash used in financing activities	(18,171)	(26,667)	(183,690)

Net increase (decrease) in cash and cash equivalents	35,915	(6,202)	7,782
Cash and cash equivalents at beginning of year	18,440	24,642	16,860

Cash and cash equivalents at end of year	$54,355	$18,440	$24,642

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2004, 2003 and 2002
(Dollars in thousands, except per share amounts)

Note 1 — Significant Accounting Policies

      A summary of certain significant accounting policies not disclosed elsewhere in the notes to consolidated financial statements is set forth below.

Description of Business

      CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr., Hardee’s, and The Green Burrito (“Green Burrito”), which is primarily operated as a dual-brand concept with Carl’s Jr. quick-service restaurant and La Salsa Fresh Mexican Grill (“La Salsa”) restaurant concepts. Carl’s Jr. restaurants are primarily located in the Western United States, predominantly in California. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California. La Salsa restaurants are primarily located in California. As of January 31, 2004, the Company’s system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Company-operated	426	721	61	4	1,212
Franchised and licensed	580	1,400	41	17	2,038

Total	1,006	2,121	102	21	3,250

      CKE acquired Hardee’s in 1997. At the time Hardee’s was acquired, a turnaround of operations at Carl’s Jr. had just been completed. Hardee’s had historical trends of operational difficulties, including declining same-store sales. Management believed it could implement a strategy to counter the operational difficulties Hardee’s was experiencing. In conjunction with the Hardee’s acquisition, the Company incurred a substantial amount of long-term debt and became a highly-leveraged company. Management was unable to materially alter the declining same-store sales trend at Hardee’s after the acquisition. In fact, the decline in same-store sales continued. Beginning with fiscal year 2000, Hardee’s operating losses resulted in the Company operating at a loss. When those operating losses arose, there was approximately $280,000 outstanding under the Company’s bank credit facility. Under these circumstances, the Company was compelled to reduce its level of bank debt and embarked upon a program to sell restaurants, including the Taco Bueno brand, with the objectives of reducing bank debt and shifting the restaurant system mix to one that is more franchised than company-operated. Management also identified many under-performing restaurants for closure. The Company incurred net losses on the sales of restaurants, recorded charges for the estimated liability for closing restaurants and wrote-down the carrying value of certain restaurant properties and charged a loss to operations as their performance did not support their carrying values. Additionally, management reduced operating costs to a level more commensurate with the revenue mix resulting from the rebalancing of its systems. The Company has reported losses for each of the last five years. The Company is in the midst of a business turnaround and has made several changes to its business. The Company not only sold or closed Carl’s Jr. and Hardee’s restaurants, but also sold the Taco Bueno brand. These events have significantly impacted the comparability of results from year to year.

Basis of Presentation and Fiscal Year

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions are eliminated. The Company’s fiscal year is 52 or 53 weeks, ending the last Monday in January each year. Fiscal years 2004, 2003 and 2002 each included 52 weeks of operations. For clarity of presentation, the Company has labeled all years presented as fiscal year ended January 31.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Financing Costs

      Costs related to the issuance of debt are deferred and amortized, utilizing a method that approximates the effective interest method, as a component of interest expense over the terms of the respective debt issues. In accordance with Emerging Issues Task Force Bulletin 98-14, “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements” (“EITF 98-14”), the Company writes-off a portion of these deferred financing charges if the borrowing capacity of its debt is reduced.

Assets Held for Sale

      Assets held for sale consist of restaurant concepts and individual properties the Company has decided to divest. Such assets are classified as current assets upon meeting the requirements of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and the Company thereafter no longer depreciates such assets.

Property and Equipment

      Property and equipment are recorded at cost, less accumulated depreciation, amortization and impairment writedowns. Depreciation is computed using the straight-line method based on the assets’ estimated useful lives, which range from three to 40 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the related lease terms.

Capitalized Costs

      Pending issuance of a proposed accounting rule, the Company has elected to account for construction costs in a manner similar to SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” As such, costs that have a future benefit for the project(s) are capitalized.

Goodwill

      In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company performs its annual impairment test during the first quarter of its fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company considers the reporting unit level to be the brand level as the components (e.g., restaurants) within each brand have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141,

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Facility Action Charges

      In late fiscal 2000, the Company embarked on a refranchising initiative to reduce outstanding borrowings under its revolving credit facility, as well as to increase the number of franchise-operated restaurants. In addition, it identified and closed under-performing restaurants. The results of these strategies have caused the following transactions to be recorded in the accompanying consolidated financial statements as facility action charges, net:

(i) Impairment of long-lived assets for under-performing restaurants;

(ii) Store closure costs;

(iii) Gains (losses) on the sale of restaurants; and

(iv) Amortization of discount related to estimated liability for closing restaurants.

(i)	Impairment of Long-Lived Assets

      The Company adopted SFAS 144 during the first quarter of fiscal 2003. The initial adoption of SFAS 144 did not affect the Company’s consolidated financial statements. SFAS 144 provides a single accounting model for long-lived assets, including intangible assets subject to amortization, to be disposed of. SFAS 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

      In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (including the value of restaurant intangible assets) to its estimated undiscounted future cash flows. If the undiscounted future cash flows are less than the carrying value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     (ii) Store Closure Costs

      Management makes decisions to close restaurants based on the prospects for estimated future profitability. Our restaurant operators evaluate each restaurant’s performance each quarter. When restaurants continue to perform poorly, management considers the demographics associated with the location as well as the likelihood of being able to turn an unprofitable restaurant around. Based on the operator’s judgment, we estimate the future cash flows. If we determine that the restaurant will not be profitable, within a reasonable period of time, operate at break-even cash flow or be profitable, and there are no contractual requirements to continue operating the restaurant, we may close the restaurant. Additionally, franchisees may close restaurants for which the Company is the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed restaurant if we decide not to operate it as a company-operated restaurant.

      The Company establishes the estimated liability on the actual closure date. Prior to the adoption of Statement of Financial Accounting Standards No.146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) on January 1, 2003, the Company established the estimated liability when management identified a restaurant for closure, which may or may not have been the actual closure date. The estimated liability for closing restaurants is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amount of the estimated liability established is the present value of these estimated future payments. The interest rate used to calculate the present value of these liabilities is based on the Company’s incremental borrowing rate at the time the liability is established. The related discount is amortized and shown as an additional component of facility action charges, net in the accompanying consolidated statements of operations.

     (iii) Gains (Losses) on the Sale of Restaurants

      The Company records gains and losses on the sale of restaurants as the difference between the net proceeds received and net carrying values of the restaurants sold.

     (iv) Amortization of Discount Related to Estimated Liability for Closing Restaurants

      The Company records this amortization as a component of facility action charges, net.

Loss Contingencies

      The Company assesses each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies deemed to be probable, and where the amount of such loss is reasonably estimable, are accrued in the Company’s consolidated financial statements. The Company does not record liabilities for losses it believes are only reasonably possible to result in an adverse outcome, which is in accordance with SFAS No. 5.

Self-insurance

      The Company is self-insured for a portion of its current and prior years’ losses related to worker’s compensation, property and general liability insurance programs. The Company has obtained stop-loss insurance for individual workers’ compensation claims and individual general liability claims over $500. Insurance liabilities are accounted for based on the present value of independent actuarial estimates of the amount of loss incurred. These estimates rely on actuarial observations of historical claim loss development. During the fourth quarter of fiscal 2004, the Company changed its estimated discount rate to 4.5% and, as a result, recorded a charge to operations of approximately $1,600.

Franchise and Licensed Operations

      The Company executes franchise or license agreements for each brand that set out the terms of its arrangement with the franchisee or licensee. The Company’s franchise and certain license agreements require the franchisee or licensee to pay an initial, non-refundable fee and continuing fees based upon a percentage of gross sales. Subject to the Company’s approval and payment of renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

      The Company incurs expenses that benefit both its franchisee and licensee communities. These expenses, along with other costs of sales and servicing of franchise and license agreements, are charged to franchising expense as incurred. Net franchise and license income also includes rent income from leasing or subleasing restaurants to franchisees net of the related occupancy costs. If the Company leases restaurants to a franchisee that results in a loss over the term of the lease, a lease subsidy allowance is established at inception and charged to facility action charges, net.

      The Company monitors the financial condition of our franchisees and records provisions and estimated losses on receivables when management believes that certain franchisees are unable to make their required payments. Each individual franchisee’s account is reviewed quarterly, focusing on those that are past due and, if necessary, an estimated loss is calculated. The total of the estimated losses is then compared to the allowance for bad debts recorded in the Company’s consolidated financial statements and an adjustment, if any, is recorded. At the time a franchisee becomes 90 days delinquent, the Company ceases recording royalties

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and rent income and reverses royalties and rent income accrued during the previous 90 days. Royalties and rent income are thereafter not accrued until there is a history of timely payments.

      Depending on the facts and circumstances, there are a number of different actions that may be taken to resolve collection issues. These include the sale of franchise restaurants to the Company or to other franchisees, a modification to the franchise agreement which may include a provision for reduced royalty rates in the future (if royalty rates are not sufficient to cover the Company’s costs of service over the life of the franchise agreement, the Company records the estimated loss at the time it modifies the agreement), a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which the Company is the primary obligee) or, if necessary, the termination of the franchise agreement. The amount of the allowance established is based on the Company’s assessment of the most probable action that will occur.

Revenue Recognition

      Revenues for company-operated restaurants are recognized upon the sale of food or beverage to a customer in the restaurant. Revenues from franchised and licensed restaurants include continuing rent and service fees, initial fees and royalties. Continuing fees and royalties are recognized in the period earned. Initial fees are recognized upon the opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise agreement. Renewal fees are recognized when a renewal agreement becomes effective. Rental income is recognized in the period earned. Sales of food and equipment to franchisees are recognized at the time of delivery.

Advertising

      The Company utilizes a single advertising fund (the “Carl’s Jr. Fund”) to administer its Carl’s Jr. advertising programs and a national and several local co-operative advertising funds to administer its Hardee’s advertising programs (the “Hardee’s Funds”). The Company consolidates the Carl’s Jr. Fund into its financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to the Company’s reported advertising expenses.

      The Company charges marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, when the commercial is first aired. The Company’s contributions to the Hardee’s advertising cooperatives are expensed when paid. During the first quarter of fiscal 2005, the Company will begin to consolidate the Hardee’s Funds on a net basis as well (see Accounting Pronouncements Not Yet Adopted herein).

Income Taxes

      Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). The Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, estimated liability for closing restaurants, estimated liabilities for self-insurance, tax credits and operating losses for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included net of valuation allowances within the accompanying consolidated balance sheets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recovery of net tax assets is evaluated each year using the “more likely than not” criterion contained in SFAS 109.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company’s most significant areas of estimation are:

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill, and establish the estimated liability for closing restaurants and subsidizing sublease payments of franchisees;

•	determination of the appropriate allowances associated with franchise and license receivables;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our worker’s compensation, property and general liability insurance programs;

•	determination of the appropriate estimated liabilities for loss contingencies;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of disclosures of pro forma net income; and

•	Estimation of our net deferred income tax asset valuation allowance.

Income (loss) per share

      The Company presents “basic” and “diluted” income (loss) per share. Basic income (loss) per share represents net income (loss) divided by weighted-average shares outstanding. Diluted income (loss) per share represents net income (loss) divided by weighted-average shares outstanding including all potentially dilutive securities and excluding all potentially anti-dilutive securities.

      The following table presents the number of potentially dilutive shares, in thousands, of the Company’s common stock excluded from the computation of diluted income (loss) per share:

	2004	2003	2002

2004 Convertible Notes	2,258	3,191	3,633
2023 Convertible Notes	1,112	—	—
Stock Options	4,860	4,658	7,700
Warrants	982	898	—

      Potentially dilutive shares related to the 2004 Convertible Notes, stock options and warrants were excluded as their effect would have been anti-dilutive. Potentially dilutive shares related to the 2023 Convertible Notes were excluded because the notes were not convertible during the fiscal year and their effect would have been anti-dilutive.

     Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair-value method for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Disclosures required by this standard are included in the notes to these consolidated financial statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of the following pro forma disclosures required by SFAS 148 and SFAS 123, the fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, the risk-free rate and the expected term of the option. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

      The assumptions used for grants in the fiscal years ended January 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Annual dividends	$—	$—	$—
Expected volatility (based on the historical volatility for a term matched to the expected life of all options outstanding)	140.8%	29.5%	60.0%
Risk-free interest rate (matched to the expected term of the outstanding option)	2.12%	2.97%	4.48%
Expected life of all options outstanding (years)	5.45	5.30	5.38
Weighted-average fair value of each option granted	$5.20	$6.33	$2.41

      The assumptions used to determine the fair value of each option granted are highly subjective. Changes in the assumptions used would affect the fair value of the options granted as follows:

	Increase/(Decrease) in
	Fair Value of Options Granted

Change in Assumption	2004	2003	2002

10% increase in volatility	$0.11	$0.15	$0.21
1% increase in risk-free rate	0.01	0.02	0.04
1 year increase in expected life of all options outstanding	0.14	0.19	0.16
10% decrease in volatility	(0.15)	(0.17)	(0.23)
1% decrease in risk-free rate	(0.02)	(0.02)	(0.04)
1 year decrease in expected life of all options outstanding	(0.21)	(0.27)	(0.20)

      The following table reconciles reported net loss to pro forma net loss assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123 for fiscal years ended January 31, 2004, 2003 and 2002.

	2004	2003	2002

Net loss, as reported	$(48,560)	$(150,023)	$(83,956)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(2,956)	(2,496)	(4,476)

Net loss — pro forma	$(51,516)	$(152,519)	$(88,432)

Loss per common share:
Basic — as reported	$(0.82)	$(2.65)	$(1.66)
Basic — pro forma	(0.87)	(2.69)	(1.75)
Diluted — as reported	(0.82)	(2.58)	(1.66)
Diluted — pro forma	(0.87)	(2.62)	(1.75)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Comprehensive Income

      The Company did not have any other comprehensive income items requiring reporting under SFAS No. 130, Reporting Comprehensive Income.

     Segment Information

      Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The Company’s segments are determined at the brand level (see Note 21).

     Reclassifications

      Prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

     Adoption of New Accounting Pronouncements

      During the fourth quarter of fiscal 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS146”). SFAS 146 supersedes EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value each period. This change is effective for new exit or disposal activities initiated after December 31, 2002. SFAS 146 changes the timing of expense recognition for certain costs the Company incurs while closing restaurants or undertaking other exit or disposal activities.

      The timing difference can be significant. The following table provides a reconciliation of the reported net loss for fiscal 2003 and 2002 to the net loss for fiscal 2003 and 2002 adjusted as though SFAS 146 had been effective for each of those fiscal years:

	2003	2002

Reported net loss	$(150,023)	$(83,956)
Net effect of retroactive application of SFAS 146	(499)	(10,763)

Pro forma net loss	$(150,522)	$(94,719)

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

     Accounting Pronouncements Not Yet Adopted

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 is applicable immediately to variable interests in a variable interest entity (“VIE”) created or obtained after January 31, 2003.

      During the course of 2003, the FASB proposed modifications to FIN 46 and issued FASB Staff Positions (“FSPs”) that changed and clarified FIN 46. These modifications and FSPs were subsequently incorporated into FIN 46 (revised) (“FIN 46R”), which was issued on December 23, 2003 and replaced FIN 46. FIN 46R is effective for all entities at the end of the first reporting period ending after March 15, 2004 (the quarter ending May 17, 2004 for the Company). FIN 46 was effective for special-purpose entities (as defined by FIN 46R) at the end of the first reporting period ending after December 15, 2003, which did not impact the Company’s consolidated financial statements. FIN 46R requires certain disclosures in financial statements issued after December 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about VIEs when FIN 46R becomes effective.

      FIN 46R excludes operating businesses, as defined, from its scope subject to four conditions, and states the provisions of FIN 46R need not be applied if a company is unable, subject to making an exhaustive effort, to obtain the necessary information. The Company is currently evaluating whether any of the aforementioned conditions exist that would subject any of its franchise arrangements to the provisions of FIN 46R, requiring the Company to determine if they are VIEs, and, if so, whether the Company is the primary beneficiary. The Company does not possess any ownership interests in its franchisees. Additionally, the Company generally does not provide financial support to its franchisees in a typical franchise relationship. Also, the Company’s franchise agreements currently do not require its franchisees to provide the timely financial information necessary to apply the provisions of FIN 46R to its franchisees.

      The Company continues to evaluate the applicability of FIN 46R to its franchise relationships, and has not yet determined whether required consolidation of franchise entities, if any, would be material to its consolidated financial statements. Consolidation of some, if any, of these arrangements, at a minimum would result in a “gross up” of amounts such as revenues and expenses. None of these entities have been consolidated in the Company’s financial statements.

      The Company utilizes various advertising funds (“Funds”) to administer its advertising programs. The Carl’s Jr. National Advertising Fund (“CJNAF”) is Carl’s Jr.’s sole cooperative advertising program. The Company consolidates CJNAF into its financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to the Company’s reported advertising expenses. The Hardee’s cooperative advertising funds consist of Hardee’s National Advertising Fund (“HNAF”) and many local advertising cooperative funds (“Co-op Funds”). Each of these funds is a separate non-profit association, with all proceeds segregated and managed by a third-party accounting service company. The Company has determined that consolidation of all of its advertising funds is appropriate under FIN 46R. As noted above, the Company has historically consolidated the Carl’s Jr. advertising fund. However, the Hardee’s advertising funds will be newly consolidated upon full adoption of FIN 46R at the end of the fiscal quarter ending May 17, 2004.

      The Company has determined the impact of the consolidation of HNAF and the Co-op Funds will be an increase of approximately $20,000 to current assets and liabilities. The Company does not anticipate the consolidation of the funds will have a material impact on the Company’s results of operations or stockholders’ equity.

Note 2 — Acquisitions

      On March 1, 2002, the Company acquired Santa Barbara Restaurant Group Inc. (“SBRG”). SBRG owns, operates and franchises the Green Burrito, La Salsa and Timber Lodge restaurant chains. Through the

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s dual-branding relationship with the GB Franchise Corporation, an indirect wholly-owned subsidiary of SBRG, Carl’s Jr. was SBRG’s largest franchisee. At the time of the acquisition, SBRG was a related party to the company (see Note 16). The Company acquired SBRG for strategic purposes, which included gaining control of the Green Burrito brand, eliminating the payment of royalties on franchised restaurants, investing in the fast-casual segment, which is an emerging competitor to the quick-service restaurant segment, and providing the Company with a growth opportunity in the “Fresh Mex” segment with La Salsa. The results of operations of SBRG (excluding the operations of Timber Lodge, which are classified as discontinued operations) are included in the operating results for the fiscal year ended January 31, 2004 and the period March 1, 2002 through January 31, 2003. The purchase price consisted of 6,352,000 shares of the Company’s common stock, warrants to purchase 982,000 shares of the Company’s common stock and options to purchase 1,663,000 shares of the Company’s common stock valued in total at $78,815, plus transaction costs of $1,465.

      The final allocation of the purchase price to the assets acquired, including goodwill and liabilities assumed in the acquisition of SBRG, are as follows:

Current assets	$3,074
Property and equipment	11,023
Goodwill	44,729
Net assets held for sale	9,835
Other assets	23,782

Total assets acquired	92,443

Current liabilities	5,471
Long-term debt, excluding current portion	6,500
Other long-term liabilities	192

Total liabilities assumed	12,163

Net assets acquired	$80,280

      The Company acquired identifiable intangible assets as a result of the acquisition of SBRG. The intangible assets acquired, included in other assets above, excluding goodwill, are classified and valued as follows:

Intangible Asset	Amortization Period

Trademarks	20 years	$17,171
Franchise agreements	20 years	1,780
Favorable leases	6 to 15 years	3,132

Total intangible assets acquired		$22,083

      Amortization expense related to identifiable intangible assets acquired as a result of the acquisition of SBRG was $1,396 and $1,136 for fiscal year 2004 and the period from March 1, 2002 (the date of acquisition) through January 31, 2003, respectively.

      Identified intangible assets are amortized over periods of 6-20 years. We expect amortization expense to be approximately $1,442 during fiscal 2005, declining to approximately $1,248 during fiscal 2009.

      Selected unaudited pro forma combined results of operations for the fiscal years ended January 31, 2003 and 2002, assuming the SBRG acquisition occurred at the beginning of the fiscal year ended January 31, 2002,

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using actual restaurant-level margins and general and administrative expenses prior to the acquisition, are as follows:

	Fiscal Year Ended

	January 31,	January 31,
	2003	2002

Total revenue	$1,364,736	$1,480,123

Income (loss) before cumulative effect of accounting change for goodwill	24,548	(82,061)
Cumulative effect of accounting change for goodwill	(175,780)	—

Net loss	$(151,232)	$(82,061)

Basic income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.43	$(1.44)
Cumulative effect of accounting change for goodwill	(3.08)	—

Net loss	$(2.65)	$(1.44)

Diluted income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.42	$(1.44)
Cumulative effect of accounting change for goodwill	(3.00)	—

Net loss	$(2.58)	$(1.44)

Weighted-average common shares outstanding:
Basic	57,139	56,859
Dilutive effect of stock options	1,475	—

Diluted	58,614	56,859

Note 3 — Goodwill

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

Step 1 —	Compare the fair value for each brand to its carrying value, including goodwill. For each brand where the carrying value, including goodwill, exceeds the brand’s fair value, move on to step 2. If a brand’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 —	Allocate the fair value of the brand to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the brand’s goodwill. Then, compare the implied fair value of the reporting brand’s goodwill with the carrying amount of the reporting brand’s goodwill. If the carrying amount of the reporting brand’s goodwill is

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess. The transitional impairment charge, if any, is recorded as a cumulative effect of accounting change for goodwill.

      During the first quarter of fiscal 2004, the Company completed its annual assessment of the valuation of the Carl’s Jr. and La Salsa brands assisted by an outside party. That assessment concluded that the fair value of the brands exceeded the carrying value and no impairment was recorded.

      During the fourth quarter of fiscal 2004, based on the deterioration of La Salsa’s business during fiscal 2004 and the reduction in future growth plans, the Company determined that certain triggering events occurred under SFAS 142. Accordingly, the Company completed another assessment of the valuation of the La Salsa brand assisted by an outside party. That assessment concluded that the carrying value of the brand exceeded the fair value and that the value of La Salsa’s goodwill was $0. Accordingly, the Company recorded an impairment charge of $34,059 representing the write-off of all of the goodwill associated with the acquisition of La Salsa.

      During the first quarter of fiscal year 2003, the Company completed its initial SFAS 142 transitional impairment test of goodwill which included an assessment of the valuation of the Hardee’s brand provided by an outside party. This resulted in recording an impairment charge of $175,780, representing the write-off of all of the goodwill related to the Hardee’s brand as a cumulative effect of a change in accounting. Substantially all of that impairment charge resulted from the Company’s adoption of SFAS 142, as prior analyses performed under SFAS 121 did not indicate the value of Hardee’s goodwill had suffered impairment to that level. The Company’s internal assessment of the valuation of the Carl’s Jr. brand resulted in no adjustment to the net carrying amount of goodwill.

      The changes in the net carrying amount of goodwill for fiscal 2003 and fiscal 2004 are as follows:

Amount

Balance as of January 31, 2002	$186,868
Recording of goodwill related to acquisition of SBRG	44,729
Recording of goodwill related to acquisitions of franchised restaurants	891
Cumulative effect of accounting change for goodwill	(175,780)

Balance as of January 31, 2003	56,708
Impairment of goodwill associated with La Salsa	(34,059)

Balance as of January 31, 2004	$22,649

      Additionally, the Company ceased amortization of goodwill in accordance with SFAS 142. The following table provides a reconciliation of the reported net loss for fiscal 2002 to the net loss for fiscal 2002 adjusted as though SFAS 142 had been effective:

	2002

		Basic and
		Diluted
		Loss Per
	Amount	Share

Reported net loss	$(83,956)	$(1.66)
Add back goodwill amortization expense (reported in general and administrative expense)	5,736	0.11

Pro forma net loss	$(78,220)	$(1.55)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Facility Action Charges, Net

      A summary of the impact of facility actions on the reduction to each brand’s company-operated restaurant count is as follows:

	2004		2003		2002

	Carl’s Jr.	Hardee’s	Carl’s Jr.	Hardee’s	Carl’s Jr.	Hardee’s

Sold	15	—	2	1	30	27
Closed	4	15	3	23	24	159

Total	19	15	5	24	54	186

      The components of facility action charges (gains) are as follows:

	2004	2003	2002

Carl’s Jr.
New decisions regarding closing restaurants	$3,075	$194	$656
Favorable dispositions of leased and fee surplus properties, net	(767)	(273)	—
Impairment of assets to be disposed of	—	478	6,378
Impairment of assets to be held and used	1,372	930	8,145
Gain on sales of restaurants and surplus property, net	(1,160)	(492)	(14,237)
Amortization of discount related to estimated liability for closing restaurants	323	481	647

	2,843	1,318	1,589

Hardee’s
New decisions regarding closing restaurants	2,631	1,187	28,255
Favorable dispositions of leased and fee surplus properties, net	(6,952)	(2,416)	(14,210)
Impairment of assets to be disposed of	12,054	2,703	39,170
Impairment of assets to be held and used	5,241	4,037	7,093
(Gain) loss on sales of restaurants and surplus property, net	2,071	(3,108)	5,432
Amortization of discount related to estimated liability for closing restaurants	2,248	2,291	3,075

	17,293	4,694	68,815

Rally’s and Taco Bueno
Loss on divestiture	—	—	4,707

Other
New decisions regarding closing restaurants	121	—	—
Favorable dispositions of leased and fee surplus properties, net	(846)	—	—
Impairment of Assets to be disposed of	1	—	—
Impairment of Assets to be held and used	429	—	—
Gain on sales of restaurants and surplus properties, net	(54)	—	—
Amortization of discount related to estimated liability for closing restaurants	1	—	—

	(348)	—	—

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

Total
New decisions regarding closing restaurants	5,827	1,381	28,911
Favorable dispositions of leased and fee surplus properties, net	(8,565)	(2,689)	(14,210)
Impairment of assets to be disposed of	12,055	3,181	45,548
Impairment of assets to be held and used	7,042	4,967	15,238
(Gain) loss on sales of restaurants and surplus property, net	857	(3,600)	(4,098)
Amortization of discount related to estimated liability for closing restaurants	2,572	2,772	3,722

	$19,788	$6,012	$75,111

      Impairments recorded as facility action charges were recorded against the following asset categories:

	2004	2003	2002

Property, plant and equipment
Carl’s Jr.	$801	$1,408	$14,523
Hardee’s	14,280	6,740	33,820
La Salsa	430	—	—

	15,511	8,148	48,343

Property under capital leases
Carl’s Jr.	571	—	—
Hardee’s	2,536	—	—

	3,107	—	—

Favorable lease rights
Hardee’s	479	—	—

	479	—	—

Goodwill, net
Hardee’s	—	—	12,443
La Salsa	—	—	—

	—	—	12,443

Total
Carl’s Jr.	1,372	1,408	14,523
Hardee’s	17,295	6,740	46,263
La Salsa	430	—	—

	$19,097	$8,148	$60,786

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity in our estimated liability for closing restaurants.

Balance at January 31, 2001	$51,695
New decisions regarding closing restaurants	28,911
Usage	(19,424)
Favorable disposition of leased and fee surplus properties, net	(14,210)
Amortization of discount and other	2,286

Balance at January 31, 2002	49,258
New decisions regarding closing restaurants	1,381
Usage	(14,632)
Favorable disposition of leased and fee surplus properties, net	(2,689)
Amortization of discount and other	3,072

Balance at January 31, 2003	36,390
New decisions regarding closing restaurants	5,827
Usage	(13,899)
Favorable disposition of leased and fee surplus properties, net	(8,565)
Amortization of discount	2,572

Balance at January 31, 2004	22,325
Current portion	8,593

Long-term portion	$13,732

      During fiscal 2002, the Company reversed $6,440 of estimated liability previously established in anticipation that certain restaurants would be closed. The Company was either precluded from closing those restaurants under the terms of the lease or decided not to close those restaurants. This amount is included above in favorable disposition of leased and fee surplus properties, net.

      The following table summarizes average annual sales per restaurant and total operating losses related to the restaurants the Company decided to close.

	2004	2003	2002

Sales per restaurant
Carl’s Jr.	$507	$534	$503
Hardee’s	545	558	580
Operating loss
Carl’s Jr.	$(328)	$(385)	$(1,488)
Hardee’s	(968)	(1,951)	(10,947)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Accounts Receivable, Net

      Accounts receivable, net as of January 31, 2004 and 2003 consists of the following:

	2004	2003

Trade receivables	$27,184	$36,907
Refundable income taxes	1,142	1,786
Notes receivable, current portion	3,756	6,699
Other	227	224
Allowance for doubtful accounts	(5,580)	(5,023)

	$26,729	$40,593

      The long-term portion of notes receivable, net consists of the following:

	2004	2003

Franchisees	$6,299	$7,032
Employees	149	202
Other	2,055	2,061
Allowance for doubtful accounts	(6,186)	(5,404)

	$2,317	$3,891

      The following table summarizes the activity in the allowance for doubtful accounts.

	Accounts	Notes
	Receivable	Receivable	Total

Balance at January 31, 2001	$7,641	$8,481	$16,122
Provision	2,201	3,856	6,057
Charge-offs	(3,264)	(1,259)	(4,523)
Recoveries	124	—	124

Balance at January 31, 2002	$6,702	$11,078	$17,780
Recovery of provision	(974)	(316)	(1,290)
Charge-offs	(1,018)	(5,358)	(6,376)
Recoveries	313	—	313

Balance at January 31, 2003	$5,023	$5,404	$10,427
Provision	789	1,471	2,260
Charge-offs	(552)	(689)	(1,241)
Recoveries	320	—	320

Balance at January 31, 2004	$5,580	$6,186	$11,766

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Net Assets Held for Sale

      The Company made the decision to divest Timber Lodge as the concept did not fit with its core concepts of QSR and fast-casual restaurants. Assets held for sale as of January 31, 2004 and 2003, consisted of the following:

	2004	2003

Assets held for sale:
Total assets of Timber Lodge	$15,930	$21,170
Other surplus property	2,830	—

	$18,760	$21,170

      Net assets of Timber Lodge as of January 31, 2004 and 2003 consisted of the following:

	2004	2003

ASSETS
Current assets	$1,738	$1,874
Property and equipment, net	7,786	11,679
Other assets	6,406	7,617

Total assets	15,930	21,170

LIABILITIES
Current liabilities	5,560	7,441
Other long-term liabilities	1,687	1,782

Total liabilities	7,247	9,223

NET ASSETS	$8,683	$11,947

      The results of Timber Lodge, from the date of acquisition, included in the Company’s consolidated statements of operations as discontinued operations are as follows:

	2004	2003

Revenue	$42,893	$41,915

Operating income (loss)	(2,771)	35
Interest expense	19	119
Income tax benefit	—	(31)

Net loss	$(2,790)	$(53)

      In November 2000, the Company entered into a stock purchase agreement to sell Taco Bueno. In June 2001, the sale of Taco Bueno was completed for $62,412. Taco Bueno’s operating results included in the Company’s consolidated statement of operations for the fiscal year ended January 31, 2002 are as follows:

Revenue	$37,538
Operating income	3,693

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Property and Equipment

      Property and equipment consists of the following as of January 31, 2004 and 2003:

	Estimated
	Useful Life	2004	2003

Land		$135,542	$150,127
Leasehold improvements	4-25 years	199,183	209,976
Buildings and improvements	7-40 years	250,718	241,889
Equipment, furniture and fixtures	3-10 years	316,445	294,671

		901,888	896,663
Less: accumulated depreciation and amortization		383,007	343,338

		$518,881	$553,325

      During fiscal 2004 and 2003, the Company capitalized interest expense in the amounts of $473 and $765, respectively.

Note 8 — Leases

      The Company occupies land and buildings under lease agreements expiring on various dates through 2066. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of sales in excess of specified levels, are often required. Most leases obligate the Company to pay costs of maintenance, insurance and property taxes.

      Property under capital leases consists of the following:

	2004	2003

Buildings	$90,729	$104,657
Equipment	13,654	15,156
Less: accumulated amortization	58,001	60,799

	$46,382	$59,014

      Amortization is calculated on a straight-line basis over the respective lease terms or the estimated useful lives of the related assets which may exceed the lease term for leased assets subject to bargain purchase options.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minimum lease payments for all leases, including those in the estimated liability for closing restaurants, and the present value of net minimum lease payments for capital leases as of January 31, 2004 are as follows:

	Capital	Operating

Fiscal Year:
2005	$14,086	$82,524
2006	11,471	74,759
2007	10,745	65,754
2008	10,584	58,765
2009	10,355	50,064
Thereafter	50,763	263,777

Total minimum lease payments	108,004	$595,643

Less: amount representing interest	43,851

Present value of minimum lease payments (interest rates primarily ranging from 8% to 14%)	64,153
Less: current portion	7,042

Capital lease obligations, excluding current portion	$57,111

      Total minimum lease payments have not been reduced for future minimum sublease rentals of $204,067 expected to be received under certain operating subleases.

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

	2004	2003

Net minimum lease payments receivable	$596	$898
Less: unearned income	77	155

Net investment	$519	$743

      The carrying value of assets leased to others is as follows:

	2004	2003

Land	$20,361	$21,870
Leasehold improvements	8,410	8,356
Buildings and improvements	27,582	29,974
Equipment, furniture and fixtures	4,369	5,036

	60,722	65,236
Less: accumulated depreciation and amortization	19,401	19,080

	$41,321	$46,156

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of January 31, 2004, minimum future rentals expected to be received including amounts reducing the estimated liability for closing restaurants, are as follows:

	Capital	Operating
	Leases or	Lessor
	Subleases	Leases

Fiscal Year:
2005	$277	$30,069
2006	251	27,721
2007	68	23,536
2008	—	20,943
2009	—	18,728
Thereafter	—	83,070

Total minimum future rentals	$596	$204,067

      Total minimum future rentals do not include contingent rentals, which may be received under certain leases.

      Aggregate rents under non-cancelable operating leases were as follows:

	2004	2003	2002

Minimum rentals	$90,016	$83,596	$92,658
Contingent rentals	4,789	4,811	4,550
Less: sublease rentals	32,251	30,844	36,461

	$62,554	$57,563	$60,747

      During fiscal 2002, the Company entered into certain sale leaseback transactions relating to restaurant properties it currently operates in order to generate cash to repay its bank indebtedness. During fiscal 2002, the Company generated proceeds of $16,494 through such transactions with net gains of $4,269. The net gains from such transactions were deferred and are being amortized as a reduction to occupancy and other operating expenses over the term of the leases.

      Rent expense for the fiscal years ended January 31, 2004, 2003 and 2002 was $90,980, $88,226 and $82,313, respectively.

Note 9 — Long-Term Investments

      The Company has invested in other restaurant concepts, as follows:

Santa Barbara Restaurant Group, Inc.
      Prior to its acquisition of SBRG (see Note 2), the Company held stock in SBRG through various transactions. The Company accounted for its investment in SBRG under the equity method of accounting due to shared management and directors. During March 2002, the Company acquired SBRG in a stock-for-stock transaction (see Note 2).

Checkers Drive-In Restaurants, Inc.
      Through a series of transactions, the Company had an investment in Checkers Drive-In Restaurants, Inc. (“Checkers”). During fiscal 2003 and 2002, the Company accounted for its investments under the equity method of accounting, as its Chairman of the Board was also the Chairman of Checkers. The Company’s Chairman resigned as the Chairman of Checkers on September 28, 2001 and resigned from the Board of Directors of Checkers on May 29, 2002. During the fourth quarter of fiscal 2000, the Company wrote-down its investment in Checkers by $16,620 to its fair market value upon its conclusion that the investment had

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experienced an other than temporary decline in value. Further, as a result of the Company recognizing its share of the net losses of Checkers, the Company’s investment in Checkers was $0 as of January 31, 2000. During fiscal 2003 and 2002, the Company sold 976,577 and 358,000 shares, respectively, of Checkers common stock, and reflected gains of $9,248 and $1,876, respectively in other income (expense), net in the consolidated statements of operations (see Note 19). The Company had fully divested its ownership interest in Checkers during fiscal 2003.

Note 10 — Other Assets

      Other assets as of January 31, 2004 and 2003 consist of the following:

	2004	2003

Trademarks and other intangible assets	$18,903	$20,111
Surplus property	—	9,336
Favorable lease rights	5,820	8,102
Deferred financing costs	12,390	7,201
Net investment in lease receivables	293	519
Other	2,116	2,916

	$39,522	$48,185

Note 11 — Other Current Liabilities

      Other current liabilities as of January 31, 2004 and 2003 consist of the following:

	2004	2003

Salaries, wages and other benefits	$27,971	$25,289
State sales taxes	15,008	15,218
Estimated liability for closing restaurants	8,593	15,120
Accrued interest	6,786	6,876
Liabilities related to Timber Lodge assets held for sale	7,247	9,223
Estimated liability for self-insurance, current portion	14,432	6,314
Other accrued liabilities	27,402	23,692

	$107,439	$101,732

Note 12 — Long-Term Debt and Bank Indebtedness

      Long-term debt as of January 31, 2004 and 2003 consists of the following:

	2004	2003

Borrowings under revolving portion of senior credit facility (see below)	$—	$25,000
Term loan under senior credit facility (see below)	24,062	—
Senior subordinated notes due 2009, interest at 9.125%	200,000	200,000
Convertible subordinated notes due 2023, interest at 4.00%	105,000	—
Convertible subordinated notes due 2004, interest at 4.25%	22,319	122,319
Other long-term debt	2,890	3,916

	354,271	351,235
Less: Current portion	26,843	25,320

	$327,428	$325,915

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company amended and restated its senior credit facility (“Facility”) on November 12, 2003, and secured a $150,000 lenders’ commitment under a revolving credit facility and a $25,000 term loan. The Facility includes an $80,000 letter of credit sub-facility. The maturity date of the revolving portion of the Facility is November 15, 2006. The principal amount of the term loan portion of the Facility will be repaid in quarterly installments maturing on April 1, 2008. The Facility is collateralized by certain restaurant property deeds of trust.

      The amended and restated Facility contains the following covenants and terms, among others:

•	Capital expenditures — the Company is permitted to spend approximately $45,000, plus an additional amount based on the Company’s EBITDA, on capital expenditures as specified in the Company’s strategic plan. Additionally, the Company may carry any unused capital expenditure amounts forward to the following year.

•	Sale of assets — the credit agreement permits the Company to divest restaurants, outside of the collateral pool, as it deems appropriate in order to balance its restaurant portfolio as well as to achieve strategic direction in any given market. The Facility permits the Company to invest proceeds from these sales back into the business within specified timelines.

•	Additional indebtedness — the amended credit agreement, consistent with previous amendments and restatements, limits the Company’s ability to incur new indebtedness.

•	Interest rate and letter of credit fees — the Facility charges interest based on either LIBOR, or the prime rate as defined, plus applicable margins based on the Company’s leverage ratio. The interest rate on the facility averaged 5.8% in fiscal 2004 and the interest rate on the term loan averaged 5.2% during fiscal 2004. The interest rate on the term loan portion at January 31, 2004 was 4.94%. Letter of credit fees are based on the applicable margin for LIBOR-based revolving credit loans less 0.5%. The rate for letter of credit fees at January 31, 2004 was 3.25% plus issuance costs.

•	Repurchases of debt and common stock — the Facility restricts the Company’s ability to repurchase convertible debt and common stock.

      Consistent with previous amendments and restatements, the Facility contains financial performance covenants, which include a minimum EBITDA requirement, minimum fixed charge coverage ratio, minimum consolidated tangible net worth requirements, maximum leverage ratios and capital expenditures and precludes the Company from paying dividends. The Company was in compliance with all covenants as of January 31, 2004.

      On September 29, 2003, the Company completed an offering of $105,000 of its 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”). Nearly all of the net proceeds of the offering of $101,588 were used to repurchase $100,000 of the 2004 Convertible Notes. The 2023 Convertible Notes bear interest at the annual rate of 4.0%, payable in semiannual installments due April 1 and October 1 each year. The 2023 Convertible Notes are unsecured general obligations of the Company and are contractually subordinate in right of payment to certain other Company obligations, including the Facility and the Company’s 9 1/8% Senior Subordinated Notes due 2009 (“Senior Notes”). On October 1 of 2008, 2013 and 2018, holders of the 2023 Convertible Notes have the right to require the Company to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. The 2023 Convertible Notes are convertible into the Company’s common stock at a conversion rate of 112.4859 shares per one thousand dollars principal balance of the 2023 Convertible Notes upon the conditions set forth in the related indenture, which was filed with the Securities and Exchange Commission. The 2023 Convertible Notes were not convertible during the period September 29, 2003 through January 31, 2004.

      On March 13, 1998, the Company completed a private placement of $197,200 aggregate principal amount of Convertible Notes due 2004, in which the Company received net proceeds of approximately $192,300, of which $24,100 was used to repay indebtedness under its then $300,000 Credit Facility. During fiscal 2004, the Company called a portion of the notes outstanding, recognizing a loss recorded in other income

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(expense), net in the consolidated statements of operations. During fiscal 2003, the Company made open market purchases of $36,756, aggregate principal amount, of the notes for $33,956, including accrued interest thereon, recognizing a gain also recorded in other income (expense), net. The Company redeemed the $22,319 of the notes that remained outstanding as of January 31, 2004 upon their maturity on March 15, 2004.

      On March 4, 1999, the Company completed a private placement of $200,000 aggregate principal amount of 9 1/8% Senior Notes due 2009 (“Senior Notes”). The Company received net proceeds of $194,800, of which $190,000 was used to repay outstanding term loan balances under the Facility. The indenture relating to the Senior Notes limits the Company’s ability (and the ability of its subsidiaries) to incur indebtedness to an amount not greater than the senior debt outstanding when the Company issued the Senior Notes, less any contractually required permanent reductions. The indenture also imposes certain restrictions on the Company’s ability (and the ability of its subsidiaries) to pay dividends on, redeem or repurchase capital stock, make restricted payments (as defined in the agreement) in excess of $75,000 (as of January 31, 2004, the Company has made $46,743 in restricted payments), make investments, incur liens on assets, sell assets other than in the ordinary course of business, or enter into certain transactions with affiliates. The Senior Notes represent unsecured general obligations subordinate in right of payment to the Company’s senior indebtedness, including its Credit Facility. All active subsidiaries of the Company are guarantors of the Senior Notes (see Note 22).

      Long-term debt matures in fiscal years ending after January 31, 2004 as follows:

Fiscal Year:
2005	$26,843
2006	5,322
2007	5,322
2008	7,197
2009	4,587
Thereafter	305,000

$354,271

Note 13 — Other Long-Term Liabilities

      Other long-term liabilities consist of the following:

	2004	2003

Estimated liability for closing restaurants	$13,732	$21,270
Estimated liability for self-insurance	24,593	29,142
Other	15,311	17,252

	$53,636	$67,664

      The Company is self-insured for its primary workers’ compensation, property and general liability insurance exposures not covered by its stop-loss policy. A total of $39,025 and $35,456 was accrued as of January 31, 2004 and 2003, respectively, (including the long-term portions noted in the above table and the current portions included in Note 11) representing of the present value of an independent actuarial valuation of the Company’s workers’ compensation and general liability claims.

Note 14 — Stockholders’ Equity

      During the third quarter of fiscal 1999, the Company’s Board of Directors authorized the purchase of up to five million shares of the Company’s common stock. As of January 31, 2004, the Company had repurchased 1,585,000 shares of common stock for $10,406, at an average price of $6.57 per share. Under the terms of the Facility, the Company is prohibited from repurchasing additional shares of the Company’s common stock.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Fair Value of Financial Instruments

      The following table presents information on the Company’s financial instruments:

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$54,355	$54,355	$18,440	$18,440
Notes receivable, net of allowance for losses	3,250	3,780	10,590	7,859
Financial liabilities:
Long-term debt, including current portion	354,271	402,471	351,235	301,689

      The fair value of cash and cash equivalents approximates their carrying amount due to their short maturity. The estimated fair value of notes receivable were determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities, using market quotes for the Company’s Senior Subordinated Notes and using a combination of discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities and the Black-Scholes option-pricing model for the Company’s Convertible Subordinated Notes due 2023. The fair value of the Company’s Convertible Subordinated Notes due 2004 was assumed to be equal to its carrying value due to its short maturity.

Note 16 — Related Party Transactions

      Certain members of the Board of Directors and the Karcher family are franchisees of the Company. These franchisees regularly pay royalties and purchase food and other products from the Company on the same terms and conditions as other franchisees.

      In fiscal 1994, the Chairman Emeritus was granted future retirement benefits for past services consisting principally of payments of $200 per year for life and supplemental health benefits, which had a net present value of $1,700 as of that date. This amount was computed using certain actuarial assumptions, including a discount rate of 7%. A total of $704 and $761 remained accrued in other long-term liabilities as of January 31, 2004, and 2003, respectively. The Company anticipates funding these obligations as they become due.

      The Company leases various properties, including certain of its corporate offices, a distribution facility and three restaurants from the Chairman Emeritus. At January 31, 2003, capital lease obligations included $193, representing the present value of lease obligations related to these various properties. During the fiscal year ended January 31, 2004, the capital leases associated with these properties expired, but the Company remained in these facilities under the terms of renewal options specified in the leases. During the option period, these leases are being accounted for as operating leases. Lease payments under these leases for fiscal 2004, 2003, and 2002 amounted to $1,828, $1,534, and $1,661, respectively. This was net of sublease rentals of $142, $142, and $142 in fiscal 2004, 2003, and 2002, respectively.

      The Company has several leases with wholly-owned subsidiaries of Fidelity National Financial, Inc. (“FNF”), of which the Chairman of the Board of the Company is also Chairman of the Board, for point-of-sale equipment, a corporate office facility, and expenses associated with the Company’s leased aircraft. The Company paid $6,102, $8,827, and $6,064 in fiscal 2004, 2003, and 2002, respectively to FNF under these lease agreements. The Company also paid the affiliate $10 and $1,216 in fiscal 2003 and 2002, respectively, for escrow and title fees on the sale of restaurant properties and the establishment of mortgages on properties for collateral on the Credit Facility. Additionally, the Company paid an entity formerly invested in by FNF commissions of $60 in fiscal 2002 relating to the sale of certain restaurant properties during the year.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In fiscal 2001, the Company entered into an agreement with a wholly-owned subsidiary of FNF to assist in the disposition of surplus real estate properties and negotiate the termination of leases for closed restaurants. The affiliate is paid a fee for each property sold or each lease terminated. The Company paid this affiliate $816, $494 and $329 during fiscal 2004, 2003 and 2002, respectively.

      In July 2001, the Company’s Board of Directors approved the adoption of CKE Restaurants, Inc. Employee Stock Purchase Loan Plan and the Non-Employee Director Stock Purchase Loan Program (collectively the “Programs”). The purpose of the Programs is to provide key employees and directors with further incentive to maximize stockholder value. The Programs’ funds must be used to make private or open market purchase of Company common stock through a broker-dealer designated by the Company. All loans are full recourse, unsecured and have a five-year term. However, they can be forgiven at the discretion of the Compensation Committee of the Board of Directors of the Company. Interest accrues on the loans at a rate of 6.0% per annum, due at maturity. However, in the event that the stock is sold, transferred or pledged, the interest rate is adjusted to the prime rate plus 4%. These loans may be prepaid anytime without penalty. As of January 31, 2002, loans had been made in the amount of $4,239 to purchase 739,900 shares of the Company common stock at an average purchase price of $5.73 per share, which included 189,900 shares of the Company’s stock from SBRG prior to the acquisition of SBRG (see Note 2), of which $2,530 was outstanding as of January 31, 2004 and 2003. These loans are classified as a reduction of stockholders’ equity in accordance with Emerging Issues Task Force 02-1 (“EITF 02-1”) Classification of Assets Received In Exchange For Equity Instruments Granted to Other Than Employees. During fiscal 2003, several loans were repaid in the amount of $1,709.

      At the time of the Company’s acquisition of SBRG (see Note 2), the Chairman of the Board of the Company and two other members of the Company’s Board of Directors held similar positions with SBRG. Immediately prior to the SBRG acquisition, the Chairman of the Board of the Company and FNF respectively owned 15.5% and 43.1% of the outstanding shares of common stock of SBRG. American National Financial, Inc. (ANFI) owned 4.6% of the issued and outstanding shares of common stock of SBRG immediately prior to this transaction. The Chairman of the Board of the Company was a member of the ANFI board of directors at that time. The transaction was evaluated for fairness to the Company by an independent investment banking firm.

      During fiscal year 2002 the Company paid royalties to SBRG of $443. The acquisition of SBRG in fiscal 2003 eliminated the payment of such royalties.

      The following restaurant sales transactions with affiliates were consummated during fiscal 2004, 2003 and 2002:

	2004		2003		2002

	Proceeds	Gain	Proceeds	Gain	Proceeds	Gain

Affiliate
Former CEO and member of the board of directors of the Company	$—	$—	$—	$—	$12,080	$6,300
Relatives of member of the board of directors of the Company	4,535	291	—	—	4,100	2,500
Member of the board of directors of the Company	—	—	983	442	—	—

      During fiscal year 2002, the Company reported food service revenue from Rally’s of $1,652. Rally’s restaurants are owned by Checkers (see Note 9).

Note 17 — Franchise and License Operations

      Franchise arrangements generally provide for initial fees and continuing royalty payments to the Company based upon a percentage of gross sales. The Company generally charges an initial franchise fee for

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Certain franchisees also purchase food, paper, supplies and equipment from the Company. Additionally, franchisees may be obligated to remit lease payments for the use of restaurant facilities owned or leased by the Company, generally for periods up to 20 years. Under the terms of these leases, franchisees are generally required to pay related occupancy costs, which include maintenance, insurance and property taxes.

      Revenue from franchised and licensed restaurants for the years ended January 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002

Foodservice	$155,945	$145,055	$145,733
Royalties	62,067	60,200	66,094
Equipment sales	20,693	18,155	13,231
Rental income	30,064	29,121	34,849
Initial fees and other	1,739	1,218	3,836

	$270,508	$253,749	$263,743

      Operating costs and expenses for franchised and licensed restaurants for the years ended January 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002

Foodservice costs of sales	$152,285	$141,429	$142,353
Occupancy and other operating expenses	39,188	36,786	45,168
Equipment cost of sales	20,336	18,310	14,999

	$211,809	$196,525	$202,520

Note 18 — Interest Expense

      Interest expense for the years ended January 31, 2004 and 2003 consisted of the following:

	2004	2003	2002

Facility	$1,146	$631	$6,130
Senior subordinated notes due 2009	18,250	18,150	18,250
Capital lease obligations	8,532	9,164	9,575
2004 Convertible subordinated notes	4,206	6,032	6,767
2023 Convertible subordinated note	1,385	—	—
Amortization of loan fees	4,451	4,238	9,616
Letter of credit fees and other	2,021	1,739	3,599

	$39,991	$39,954	$53,937

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Other Income (Expense), Net

      Other income (expense), net for the years ended January 31, 2004 and 2003 consisted of the following:

	2004	2003	2002

Gain on sale of long-term investments	$—	$9,248	$1,876
Gain (loss) on repurchase of convertible subordinated notes	(708)	2,800	—
Other, net	1,356	3,761	(2,464)

	$648	$15,809	$(588)

      During fiscal 2004, the Company recorded $1,315 of other income related to point-of-sale equipment sales. During fiscal 2003, the Company reversed a $1,300 estimated liability established in prior periods related to records lost during a natural disaster. Each of these transactions is recorded within “other, net” above.

Note 20 — Income Taxes

      Income tax expense (benefit) consisted of the following:

	2004	2003	2002

Current:
Federal	$1,144	$(9,221)	$(3,100)
State	(119)	—	1,862
Foreign	818	1,289	654

	$1,843	$(7,932)	$(584)

      A reconciliation of income tax expense (benefit) attributable to continuing operations at the federal statutory rate of 35% to the Company’s income tax expense (benefit) is as follows:

	2004	2003	2002

Income tax expense (benefit) at statutory rate	$(15,374)	$6,257	$(29,589)
State income taxes, net of federal income tax benefit	(1,483)	(2,687)	(168)
Tax credits	(971)	(1,874)	(1,605)
Alternative minimum tax	—	—	(3,100)
Impairment of goodwill	11,921	—	—
Change in accounting principle	—	(61,523)	—
Increase in valuation allowance	6,567	51,940	34,828
Tax adjustments due to income tax audit	1,144	—	—
Other, net	39	(45)	(950)

	$1,843	$(7,932)	$(584)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

	2004	2003

Deferred tax assets:
Impairment and estimated liability for closing restaurants	$33,367	$36,278
Federal net operating losses	32,189	30,420
State net operating losses	14,237	6,034
Capitalized leases	10,707	10,224
Impairment of goodwill	59,132	75,396
Allowance for bad debt	5,859	4,228
Self-insurance reserve	15,647	13,960
Other allowances and estimated liabilities	3,417	1,300
Capital loss carryforward	519	1,258
Accrued payroll	3,077	1,699
Other	2,709	3,595

	180,860	184,392
Alternative minimum tax credits	10,691	7,262
General business tax credits	10,952	9,715
Foreign tax credits	2,829	1,375
Less: valuation allowance	170,564	163,997

Total deferred tax assets	34,768	38,747

Deferred tax liabilities — depreciation	29,117	31,033
SBRG trademarks	5,651	7,258
Other	—	456

Total deferred tax liabilities	34,768	38,747

Net deferred tax asset (liability)	$—	$—

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of net operating losses in fiscal 2004, 2003 and 2002, the Company has recorded a valuation allowance of $170,564 for its entire net deferred tax asset because management believes it is more likely than not the Company will not realize the benefits of these deductible differences at January 31, 2004.

      At January 31, 2004, the Company had federal net operating loss carryforwards (“NOL”) of approximately $91,970, expiring in varying amounts in the years 2010 through 2024, and state NOL carryforwards in the amount of approximately $335,948 expiring in varying amounts in the years 2006 through 2024. The Company’s State NOL carryforwards exceed its federal NOL carryforwards primarily due to stand-alone operating losses of certain of the Company’s subsidiaries that report separately for tax purposes in several states. The Company has federal NOL carryforwards for alternative minimum tax purposes of approximately $72,210. Additionally, the Company has an alternative minimum tax credit carryforward (“AMT”) of approximately $10,691. The Company also has generated general business credit carryforwards in the amount of $10,952 expiring in varying amounts in the years 2020 through 2024 and foreign tax credits in the amount of $2,829 which expire in varying amounts in the years 2008 and 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 — Segment Information

      The Company is engaged principally in developing, operating and franchising its Carl’s Jr., Hardee’s and La Salsa quick-service restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Certain amounts that the Company does not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments) and the fiscal 2002 activity of Taco Bueno, which was classified as an asset held for sale as of January 31, 2001 (see Note 6). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

2004
Revenue	$725,076	$642,690	$43,933	$1,738	$1,413,437
Segment operating income (loss)	56,602	(24,990)	(36,459)	263	(4,584)
Interest expense	6,292	33,787	(81)	(7)	39,991
Total assets	288,977	413,811	34,677	35,858	773,323
Capital expenditures	13,807	21,219	6,742	6,105	47,873
Goodwill	22,649	—	—	—	22,649
Depreciation and amortization	25,074	37,944	3,534	407	66,959
Income tax benefit (expense)	(147)	19	—	(1,715)	(1,843)
2003
Revenue	$693,713	$627,798	$39,959	$1,925	$1,363,395
Segment operating income (loss)	55,798	(13,480)	(185)	(110)	42,023
Interest expense	6,249	33,657	32	16	39,954
Total assets	299,522	473,095	45,091	25,765	843,473
Capital expenditures	16,690	52,440	4,402	3,873	77,405
Goodwill	22,649	—	34,059	—	56,708
Depreciation and amortization	26,268	33,888	2,908	—	63,064
Income tax benefit (expense)	2,436	5,702	—	(206)	7,932
2002
Revenue	$704,561	$690,471		$43,095	$1,438,127
Segment operating income (loss)	50,310	(79,995)		(330)	(30,015)
Interest expense	10,753	42,519		665	53,937
Total assets	285,134	638,193		8,262	931,589
Capital expenditures	10,581	12,678		2,244	25,503
Goodwill	11,659	174,949		260	186,868
Depreciation and amortization	27,091	42,243		1,537	70,871
Income tax benefit (expense)	1,917	(1,333)		—	584

Note 22 —	Subsidiaries Guaranty of Indebtedness

      CKE is the issuer and all active subsidiaries of CKE are guarantors of the Company’s Senior Notes. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is wholly-owned and fully, unconditionally, jointly and severally liable for the Senior

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes. There were no significant restrictions on the ability of CKE or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

      The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) CKE, as parent, as if it accounted for its subsidiaries on the equity method; and (ii) the guarantor subsidiaries. CKE’s independent operations are primarily comprised of the Carl’s Jr. food and packaging distribution business.

Condensed Consolidating Balance Sheet

January 31, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$25,297	$29,058	$—	$54,355
Accounts receivable, net	9,750	16,979	—	26,729
Related party trade receivables	6,333	1,658	—	7,991
Inventories	6,616	11,876	—	18,492
Assets held for sale	—	18,760	—	18,760
Prepaid and other current assets	1,375	15,870	—	17,245

Total current assets	49,371	94,201	—	143,572
Property and equipment, net	24,455	494,426	—	518,881
Property under capital leases, net	—	46,382	—	46,382
Goodwill	—	22,649	—	22,649
Investments in consolidated subsidiaries	282,187	—	(282,187)	—
Other assets	12,517	29,322	—	41,839

Total assets	$368,530	$686,980	$(282,187)	$773,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, including capital lease obligations	$26,595	$7,290	$—	$33,885
Accounts payable	15,973	31,619	—	47,592
Other current liabilities	19,103	88,336	—	107,439

Total current liabilities	61,671	127,245	—	188,916
Long-term debt and capital lease obligations, excluding current portion	325,000	59,539	—	384,539
Other long-term liabilities	1,216	52,420	—	53,636

Total liabilities	387,887	239,204	—	627,091
Stockholders’ equity (deficiency):	(19,357)	447,776	(282,187)	146,232

Total liabilities and stockholders’ equity	$368,530	$686,980	$(282,187)	$773,323

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

January 31, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$87	$18,353	$—	$18,440
Accounts receivable, net	10,854	29,739	—	40,593
Related party trade receivables	5,106	—	—	5,106
Inventories	6,499	12,725	—	19,224
Assets held for sale	—	21,170	—	21,170
Prepaid and other current assets	1,912	15,905	—	17,817

Total current assets	24,458	97,892	—	122,350
Property and equipment, net	26,123	527,202	—	553,325
Property under capital leases, net	—	59,014	—	59,014
Goodwill	—	56,708	—	56,708
Investments in consolidated subsidiaries	329,141	—	(329,141)	—
Other assets	7,448	44,628	—	52,076

Total assets	$387,170	$785,444	$(329,141)	$843,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, including capital lease obligations	25,000	10,102	—	35,102
Accounts payable	16,015	40,953	—	56,968
Other current liabilities	19,547	82,185	—	101,732

Total current liabilities	60,562	133,240	—	193,802
Long-term debt and capital lease obligations, excluding current portion	322,319	66,114	—	388,433
Other long-term liabilities	755	66,909	—	67,664

Total liabilities	383,636	266,263	—	649,899
Stockholders’ equity:	3,534	519,181	(329,141)	193,574

Total liabilities and stockholders’ equity	$387,170	$785,444	$(329,141)	$843,473

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Fiscal Year Ended January 31, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

Revenue:
Company-operated restaurants	$—	$1,142,929	$—	$1,142,929
Franchised and licensed restaurants and other	155,945	114,563	—	270,508

Total revenue	155,945	1,257,492	—	1,413,437

Operating costs and expenses:
Restaurant operations:
Food and packaging	—	340,676	—	340,676
Payroll and other employee benefit expenses	—	370,700	—	370,700
Occupancy and other operating expenses	—	262,036	—	262,036

	—	973,412	—	973,412
Franchised and licensed restaurants and other	152,285	59,524	—	211,809
Advertising expenses	—	71,154	—	71,154
General and administrative expenses	1,853	105,946	—	107,799
Facility action charges, net	72	19,716	—	19,788
Impairment of goodwill	—	34,059	—	34,059

Total operating costs and expenses	154,210	1,263,811	—	1,418,021

Operating income (loss)	1,735	(6,319)	—	(4,584)
Interest expense	(29,438)	(10,553)	—	(39,991)
Allocated interest expense	29,438	(29,438)	—	—
Other income (expense), net	1,204	(556)	—	648

Income (loss) before income taxes and discontinued operations	2,939	(46,866)	—	(43,927)
Income tax expense	1,715	128	—	1,843

Income (loss) from continuing operations	1,224	(46,994)	—	(45,770)
Loss from discontinued operations	—	(2,790)	—	(2,790)

Income (loss) before equity in loss of consolidated subsidiaries	1,224	(49,784)	—	(48,560)
Equity in loss of consolidated subsidiaries	(49,784)	—	49,784	—

Net loss	$(48,560)	$(49,784)	$49,784	$(48,560)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Fiscal Year Ended January 31, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

Revenue:
Company-operated restaurants	$—	$1,109,646	$—	$1,109,646
Franchised and licensed restaurants and other	145,055	108,694	—	253,749

Total revenue	145,055	1,218,340	—	1,363,395

Operating costs and expenses:
Restaurant operations:
Food and packaging	—	320,217	—	320,217
Payroll and other employee benefit expenses	—	358,827	—	358,827
Occupancy and other operating expenses	—	252,971	—	252,971

	—	932,015	—	932,015
Franchised and licensed restaurants and other	141,429	55,096	—	196,525
Advertising expenses	—	72,382	—	72,382
General and administrative expenses	1,713	112,725	—	114,438
Facility action charges, net	—	6,012	—	6,012

Total operating costs and expenses	143,142	1,178,230	—	1,321,372

Operating income	1,913	40,110	—	42,023
Interest expense	(29,051)	(10,903)	—	(39,954)
Allocated interest expense	29,051	(29,051)	—	—
Other income, net	9,216	6,593	—	15,809

Income before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	11,129	6,749	—	17,878
Income tax expense (benefit)	760	(8,692)	—	(7,932)

Income from continuing operations	10,369	15,441	—	25,810
Loss from discontinued operations	—	(53)	—	(53)

Income before cumulative effect of accounting change for goodwill and equity in loss of consolidated subsidiaries	10,369	15,388	—	25,757
Cumulative effect of accounting change for goodwill	—	(175,780)	—	(175,780)

Income (loss) before equity in loss of consolidated subsidiaries	10,369	(160,392)	—	(150,023)
Equity in loss of consolidated subsidiaries	(160,392)	—	160,392	—

Net income (loss)	$(150,023)	$(160,392)	$160,392	$(150,023)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Fiscal Year Ended January 31, 2002

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

Revenue:
Company-operated restaurants	$—	$1,174,384	$—	$1,174,384
Franchised and licensed restaurants and other	145,733	118,010	—	263,743

Total revenue	145,733	1,292,394	—	1,438,127

Operating costs and expenses:
Restaurant operations:
Food and packaging	(3,925)	360,082	—	356,157
Payroll and other employee benefit expenses	—	381,756	—	381,756
Occupancy and other operating expenses	486	266,388	—	266,874

	(3,439)	1,008,226	—	1,004,787
Franchised and licensed restaurants and other	142,353	60,167	—	202,520
Advertising expenses	—	73,184	—	73,184
General and administrative expenses	16,354	96,186	—	112,540
Facility action charges, net	4,707	70,404	—	75,111

Total operating costs and expenses	159,975	1,308,167	—	1,468,142

Operating loss	(14,242)	(15,773)	—	(30,015)
Interest expense	(40,763)	(13,174)	—	(53,937)
Allocated interest expense	40,763	(40,763)	—	—
Other income (expense), net	1,600	(2,188)	—	(588)

Loss before income taxes	(12,642)	(71,898)	—	(84,540)
Income tax expense (benefit)	(3,798)	3,214	—	(584)

Loss before equity in loss of consolidating subsidiaries	(8,844)	(75,112)	—	(83,956)
Equity in loss of consolidating subsidiaries	(75,112)	—	75,112	—

Net loss	$(83,956)	$(75,112)	$75,112	$(83,956)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended January 31, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$14,746	$59,316	$—	$74,062

Cash flow from investing activities:
Purchase of property and equipment	(7,102)	(40,771)	—	(47,873)
Proceeds from sale of property and equipment	24	18,803	—	18,827
Other	21,608	(12,538)	—	9,070

Net cash provided by (used in) investing activities	14,530	(34,506)	—	(19,976)

Cash flow from financing activities:
Long-term borrowings	149,500	—	—	149,500
Repayments of long-term debt, including capital lease obligations	(275,438)	(10,727)	—	(286,165)
Proceeds from issuance of convertible debt	101,588	—	—	101,588
Proceeds from credit facility term loan	25,000	—	—	25,000
Other	(4,716)	(3,378)	—	(8,094)

Net cash used in financing activities	(4,066)	(14,105)	—	(18,171)

Net increase in cash and cash equivalents	25,210	10,705	—	35,915
Cash and cash equivalents at beginning of year	87	18,353	—	18,440

Cash and cash equivalents at end of year	$25,297	$29,058	$—	$54,355

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended January 31, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$16,710	$41,168	$—	$57,878

Cash flow from investing activities:
Purchase of property and equipment	(6,557)	(70,848)	—	(77,405)
Proceeds from sale of marketable securities and long-term investments	9,248	—	—	9,248
Proceeds from sale of property and equipment	2,318	21,463	—	23,781
Other	(12,524)	19,487	—	6,963

Net cash used in investing activities	(7,515)	(29,898)	—	(37,413)

Cash flow from financing activities:
Long-term borrowings	114,500	—	—	114,500
Repayments of long-term debt, including capital lease obligations	(123,457)	(16,840)	—	(140,297)
Other	(1,558)	688	—	(870)

Net cash used in financing activities	(10,515)	(16,152)	—	(26,667)

Net decrease in cash and cash equivalents	(1,320)	(4,882)	—	(6,202)
Cash and cash equivalents at beginning of year	1,407	23,235	—	24,642

Cash and cash equivalents at end of year	$87	$18,353	$—	$18,440

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended January 31, 2002

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$62,199	$13,186	$—	$75,385

Cash flow from investing activities:
Purchase of property and equipment	(7,270)	(18,233)	—	(25,503)
Proceeds from sale of marketable securities and long-term investments	4,121	—	—	4,121
Proceeds from sale of property and equipment	—	68,278	—	68,278
Other	56,375	(49,596)	—	6,779
Dispositions of brand, net of cash surrendered	62,412	—	—	62,412

Net cash provided by investing activities	115,638	449	—	116,087

Cash flow from financing activities:
Long-term borrowings	140,217	—	—	140,217
Repayments of long-term debt, including capital lease obligations	(308,737)	(10,645)	—	(319,382)
Other	(8,071)	3,546	—	(4,525)

Net cash used in financing activities	(176,591)	(7,099)	—	(183,690)

Net increase in cash and cash equivalents	1,246	6,536	—	7,782
Cash and cash equivalents at beginning of year	161	16,699	—	16,860

Cash and cash equivalents at end of year	$1,407	$23,235	$—	$24,642

Note 23 —	Employee Benefit and Retirement Plans

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

      Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salaries. The Company contributes varying amounts as specified in the ESPP. During fiscal 2004, 2003, and 2002, 332,688, 173,954, and 289,239 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $4.04, $5.34, and $4.64 per share, respectively. The Company contributed $470 or an equivalent of 88,647 shares for the year ended January 31, 2004, $302 or an equivalent of 54,497 shares for the year ended January 31, 2003 and $495 or an equivalent of 94,362 shares for the year ended January 31, 2002.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Incentive Plans

      The Company’s 2001 stock incentive plan was approved by the Company’s Board of Directors in September 2001. The 2001 plan has been established as a “broad based plan” as defined by the New York Stock Exchange, whereby at least a majority of the options awarded under the 2001 plan must be awarded to employees of the Company who are not executive officers or directors within the first three years of the plan’s existence. Awards granted to eligible employees under the 2001 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the compensation committee of the Company’s Board of Directors. Options generally have a term of 10 years from the date of grant. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. A total of 800,000 shares are available for grants of options or other awards under the 2001 plan. As of January 31, 2004, 590,150 options were outstanding under this plan with exercise prices ranging from $5.75 per share to $11.50 per share. The Company’s 1999 stock incentive plan was approved by stockholders in June 1999 and amended and again approved in June 2000. Awards granted to eligible employees under the 1999 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the compensation committee of the Company’s Board of Directors. Options generally have a term of 10 years from the date of grant, except for five years from the date of grant in the case of incentive stock options granted to 10% or greater stockholders of the Company. Options are generally at a price equal to or greater than the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater stockholders of the Company may not be granted at less than 110% of the fair market value of the common stock on the date of grant. A total of 4,900,000 shares are available for grants of options or other awards under the amended 1999 plan, with such amount of available shares increased by 350,000 shares on the date of each annual meeting of shareholders. As of January 31, 2004, 4,372,295 options were outstanding under this plan with exercise prices ranging from $2.63 per share to $18.13 per share.

      Under the 1999 plan, on January 3, 2001, the Company’s Chief Executive Officer and Chairman were each granted 375,000 stock options to purchase shares. These options vest as follows: the earlier of 7 years from date of grant or (i) 100,000 options vest upon the reduction below $100,000 of the aggregate outstanding balance of the Company’s Facility; (ii) 50,000 options vest upon consummation of any restructuring or refinancing of the Facility; (iii) 75,000 options vest upon the date which the closing price of the Company’s common stock has been equal to or greater than $4.00 per share on any 10 of 20 consecutive trading days; (iv) 75,000 options vest upon the date which the Company’s common stock has been equal to or greater than $6.00 per share on any 10 of 20 consecutive trading days; (v) 75,000 shares vest upon the date which the closing price of the Company’s common stock has been equal to or greater than $8.00 per share on any 10 of 20 consecutive trading days. Each of the vesting criteria was met during fiscal year 2002 and all of these options are fully vested.

      The Company’s 1994 stock incentive plan expired in April 1999. Options generally had a term of five years from the date of grant for the nonemployee directors and 10 years from the date of grant for employees, became exercisable at a rate of 33 1/3% per year following the grant date and were priced at the fair market value of the shares on the date of grant. A total of 6,352,500 shares were available for grants of options or other awards under this plan, of which stock 3,005,516 options were outstanding as of January 31, 2004, with exercise prices ranging from $3.72 per share to $36.65 per share.

      The Company’s 1993 stock incentive plan was superseded by the 1994 plan, as discussed above. As of January 31, 2004, 25,932 stock options, with exercise prices of $6.27 per share, were outstanding under the plan. No further awards may be granted under this plan.

      The Company’s 92s stock incentive plan had 7,641 options outstanding at January 31, 2004 with an average exercise price of $16.80 per share.

      In conjunction with the acquisition of SBRG, the Company assumed the options outstanding under various SBRG stock plans. As of January 31, 2004, 1,203,372 of those options were outstanding, with an

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average exercise price of $5.21 per share. The Company also assumed warrants to purchase approximately 982,000 shares of the Company’s common stock.

      In general, the Company’s stock incentive plans have a term of ten years and vest over a period of three years.

      Transactions under all plans are as follows:

		Weighted Average
	Shares	Exercise Price	Exercisable

Balance, January 31, 2001	8,108,199	$12.83	5,550,408
Granted	1,016,300	4.23
Canceled	(1,335,436)	15.23
Exercised	(72,444)	3.75

Balance, January 31, 2002	7,716,619	$11.36	5,403,892
Granted	538,000	11.08
Canceled	(587,437)	16.24
Exercised	(366,955)	3.58
Converted(1)	1,663,004	4.85

Balance, January 31, 2003	8,963,231	$10.13	7,352,816
Granted	857,000	5.74
Canceled	(267,322)	9.45
Exercised	(348,003)	3.50

Balance, January 31, 2004	9,204,906	$10.00	7,758,632

(1)	Options assumed by CKE upon acquisition of SBRG. Under the terms of the merger agreement, each outstanding share of SBRG stock was converted into 0.491 shares of Company common stock. The purchase price was based on the average closing price of the Company’s common stock for the ten trading days ending two days prior to the completion of the acquisition and the fair value of options granted.

      The following table summarizes information related to stock options outstanding and exercisable at January 31, 2004:

Range of
Exercise Prices

			Options Outstanding
			-----------------------------------------------)
			(000’s

						Options Exercisable
						----------------------------)
				Weighted	Weighted		Weighted
				Average	Average	(000’s	Average
				Exercise Price	Remaining		Exercise Price
					Contractual Life

$2.00	to	$2.99	2,253	$2.67	6.96	2,029	$2.64
3.00		4.49	1,263	3.51	5.29	1,232	3.50
4.50		6.74	1,160	5.81	8.12	342	5.88
6.75		10.12	1,030	8.54	3.61	966	8.55
10.13		15.18	1,098	12.81	6.26	789	13.48
15.19		22.77	1,344	17.28	3.94	1,344	17.28
22.78		34.16	870	25.11	3.63	870	25.11
34.17		36.65	187	36.65	4.06	187	36.65

$2.00		$36.65	9,205	$10.00	5.61	7,759	$10.63

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24 — Supplemental Cash Flow Information

	2004	2003	2002

Cash (received) paid for interest and income taxes are as follows:
Interest	$35,786	$36,884	$48,224

Income tax paid (refund received)	1,925	(11,582)	(32,313)

Non-cash operating charges are as follows:
Write-off of deferred financing costs	111	—	4,146

Non-cash investing and financing charges are as follows:
Gain (loss) recognized on sale and leaseback transactions	(336)	(343)	4,269

Conversion of convertible notes	—	134	20

Issuance of stock and stock options to acquire SBRG	—	78,815	—

Note 25 — Selected Quarterly Financial Data (Unaudited)

      The following table presents summarized quarterly results:

	Quarter

	1st	2nd	3rd	4th

Fiscal 2004
Total revenue	$419,558	$333,719	$334,777	$325,383
Operating income (loss)	9,329	15,216	12,266	(41,395)
Income (loss) from continuing operations	(3,704)	6,209	2,051	(50,326)
Discontinued operations	(2,112)	46	111	(835)
Net income (loss)	(5,816)	6,255	2,162	(51,161)
Basic income (loss) per common share
Net income (loss)	(0.10)	0.11	0.04	(0.86)
Diluted income (loss) per common share
Net income (loss)	(0.10)	0.10	0.04	(0.86)
Fiscal 2003
Total revenue	$424,398	$327,571	$312,830	$298,596
Operating income (loss)	18,878	17,158	10,350	(4,363)
Income (loss) from continuing operations	12,972	10,986	10,059	(8,207)
Discontinued operations	201	(215)	(556)	517
Income (loss) before cumulative effect of accounting change	13,173	10,771	9,503	(7,690)
Net income (loss)	(162,607)	10,771	9,503	(7,690)
Basic income (loss) per common share
Income (loss) before cumulative effect of accounting change	0.23	0.19	0.17	(0.13)
Net income (loss)	(2.95)	0.19	0.17	(0.13)
Diluted income (loss) per common share
Income (loss) before cumulative effect of accounting change	0.23	0.18	0.16	(0.13)
Net income (loss)	(2.83)	0.18	0.16	(0.13)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable adverse weather conditions, which may affect sales volume and food costs. In addition, all quarters have 12-week accounting periods, except the first quarters of fiscal 2004 and 2003, which have 16-week accounting periods.

     Fourth Quarter Adjustments

      During the fourth quarter of fiscal 2004, the Company recorded a charge of $34,059 representing the 100% impairment of the goodwill associated with the acquisition of La Salsa.

      During the fourth quarter of 2004, the Company recorded a charge of $1,313 to adjust the carrying value of assets held for sale (Timber Lodge) to their fair value.

      During the fourth quarter of fiscal 2004, the Company recorded a charge of approximately $1,600 as a result of a reduction in the discount rate applied to arrive at the Company’s self-insurance claims reserves, which the Company records at present value.

Note 26 — Commitments and Contingent Liabilities

      In conjunction with the Facility, a letter of credit sub-facility in the amount of $80,000 was established (see Note 12). Several standby letters of credit are outstanding under this facility, which secure the Company’s potential workers’ compensation claims and general and health liability claims. The Company is required to provide letters of credit each year based on its existing claims experience, or set aside a comparable amount of cash or investment securities in a trust account.

The Company’s standby letter of credit agreements with various banks expire as follows:

February 2004	$9,816
March 2004	26,757
April 2004	1,175
July 2004	10,073
November 2004	15,206
December 2004	653

$63,680

      As of January 31, 2004, the Company has recorded an accrued liability for contingencies related to litigation in the amount of $3,670.

      In fiscal 1996, the Company sold certain of its Carl’s Jr. franchise notes receivable, with recourse, to an independent third party. In addition, the Company entered into a limited term guarantee with certain independent third parties during fiscal 1997 on behalf of a Carl’s Jr. franchisee and an additional limited term guarantee in fiscal 1998 with an independent third party on behalf of its Hardee’s franchisees. The Company is contingently liable for an aggregate of approximately $4,700 under these guarantees as of January 31, 2004.

      The Company currently has unconditional purchase obligations in the amount of $44,519, which include contracts for goods and services primarily related to restaurant operations.

      In prior years, as part of its refranchising program, the Company sold restaurants to franchisees. In some cases, these restaurants were on leased sites. The Company entered into agreements with these franchisees but remained principally liable for the lease obligations. The Company accounts for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchising expense. The present value of the lease obligations under the master leases’ primary terms remaining is $135,293. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to the Company. The present value of the exposure to the Company from franchisees characterized by the Company as being under financial hardship is $27,162.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EXHIBIT INDEX

Exhibits		Description

3	-1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3-1 to the Registrant’s Form S-4 Registration Statement Number 333-05305.
3	-2	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on December 9, 1997, filed as Exhibit 3-2 to the Company’s Form 10-K Annual Report for the fiscal year ended January 26, 1998, and is hereby incorporated by reference.
3	-3	Bylaws of the Registrant, incorporated herein by reference to Exhibit 3-2 to the Registrant’s Form S-4 Registration Statement Number 333-05305.
3	-4	Certificate of Amendment of Bylaws.(1)
4	-4	Indenture, dated as of March 4, 1999, by and among the Company, its subsidiary guarantors and Chase Manhattan Bank and Trust Company, N.A., as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 25, 1999, and is hereby incorporated by reference.
4	-5	Form of Note (included in Exhibit 4-4).
4	-6	Indenture, dated as of September 29, 2003, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.
4	-7	Form of Notes (included in Exhibit 4-6).
4	-8	Registration Rights Agreement, dated as of September 29, 2003, by and among the Company and Citigroup Global Markets, Inc., for itself and the other initial purchasers, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.
10	-1	Carl Karcher Enterprises, Inc. Profit Sharing Plan, as amended, filed as Exhibit 10-21 to the Company’s Registration Statement on Form S-1, file No. 2-73695, and is hereby incorporated by reference.(2)
10	-2	Carl Karcher Enterprises, Inc. Key Employee Stock Option Plan, filed as Exhibit 10-24 to the Company’s Registration Statement on Form S-1, file No. 2-80283, and is hereby incorporated by reference.(2)
10	-3	Carl Karcher Enterprises, Inc. 1993 Employee Stock Incentive Plan, filed as Exhibit 10-123 to the Company’s Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)
10	-4	CKE Restaurants, Inc. 1994 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 4-1 to the Registrant’s Form S-8 Registration Statement Number 333-12399.(2)
10	-5	CKE Restaurants, Inc. 1999 Stock Incentive Plan, incorporated herein by reference to Exhibit 4-1 to the Registrant’s Form S-8 Registration Statement Number 333-83601.(2)
10	-6	CKE Restaurants, Inc. 1994 Employee Stock Purchase Plan, as amended, filed as Exhibit 10-22 to the Company’s Form 10-K Annual Report for fiscal year ended January 27, 1997, and is hereby incorporated by reference.(2)
10	-7	Employment Agreement dated January 1, 1994, by and between Carl Karcher Enterprises, Inc. and Carl N. Karcher, filed as Exhibit 10-89 to the Company’s Form 10-K Annual Report for fiscal year ended January 31, 1994, and is hereby incorporated by reference.(2)
10	-8	First Amendment to Employment Agreement dated November 1, 1997, by and between Carl N. Karcher and Carl Karcher Enterprises, Inc., filed as Exhibit 10-8 to the Company’s Form 10-K Annual Report for fiscal year ended January 26, 1998, and is hereby incorporated by reference.(2)
10	-15	Employment Agreement dated as of April 9, 1999, by and between the Company and John J. Dunion, filed as Exhibit 10-7 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 17, 1999, and is hereby incorporated by reference.(2)
10	-19	First Amendment to Settlement and Development Agreement by and between Carl Karcher Enterprises, Inc., CKE Restaurants, Inc. and GB Foods Corporation dated as of February 20, 1997, filed as Exhibit 10-31 to the Company’s Form 10-K Annual Report for the fiscal year ended January 27, 1997, and is hereby incorporated by reference.

Exhibits		Description

10	-43	CKE Restaurants, Inc. July 23, 2001 Employee Loan and Stock Purchase Agreement, filed as Exhibit 10-43 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended August 13, 2001, and is hereby incorporated by reference.*
10	-44	CKE Restaurants, Inc. July 23, 2001 Non-employee Director Loan and Stock Purchase Agreement, filed as Exhibit 10-44 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended August 13, 2001, and is hereby incorporated by reference.*
10	-45	Stock Purchase Agreement by and between the Purchasers Set Forth on Exhibit A, Santa Barbara Restaurant Group, Inc., and CKE Restaurants, Inc. for the Purchase of 189,900 Shares of Common Stock of CKE Restaurants, Inc. dated August 20, 2001, filed as Exhibit 10-45 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended August 13, 2001, and is hereby incorporated by reference.*
10	-48	CKE Restaurants, Inc. 2001 Stock Incentive Plan, Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-8 Registration Statement Number 333-76884.
10	-50	Director Fee Agreement, effective as of April 1, 2003, by and between the Company and William P. Foley, II, filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.(2)
10	-51	Distribution Service Agreement, dated as of November 7, 2003, by and between La Salsa, Inc. and McCabe’s Quality Foods, filed as Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.
10	-52	Fifth Amended and Restated Credit Agreement, dated as of November 12, 2003, by and among the Company, the Lenders party thereto, and Paribas, a bank organized under the laws of France acting through its Chicago Branch (as successor in interest to Paribas), as Agent, filed as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.
10	-53	Employment Agreement, effective as of January 27, 2004, by and between the Company and Theodore Abajian.(1)(2)
10	-54	Second Amendment to Employment Agreement, effective as of January 1, 2004, by and between the Company and Carl N. Karcher.(1)(2)
10	-55	Employment Agreement, effective as of April 4, 2004, by and between the Company and Andrew F. Puzder.(1)(2)
10	-56	Employment Agreement, effective as of January 27, 2004, by and between the Company and E. Michael Murphy.(1)(2)
12	-1	Computation of Ratios.(1)
14	-1	CKE Restaurants, Inc. Code of Ethics for CEO and Senior Financial Officers, as approved by the Company’s Board of Directors on March 3, 2004.(1)
21	-1	Subsidiaries of Registrant.(1)
23	-1	Consent of independent auditors.(1)
31	-1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	-2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	-1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	-2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules or exhibits omitted. The Registrant shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(1)	Filed herewith.

(2)	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.