Form 10-Q
period 2004-05-17
CKE RESTAURANTS INC
filed 2004-06-22
CIK 919628

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

       (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended May 17, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from                   to                   .

Commission file number 1-11313

CKE RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0602639
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6307 Carpinteria Avenue, Ste. A, Carpinteria, CA	93013
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 745-7500

Former Name, Former Address and Former Fiscal Year, if changed since last report.

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of June 16, 2004, 57,509,524 shares of the Registrant’s Common Stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)
(Unaudited)

	May 17, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$42,740	$54,355
Accounts receivable, net	22,177	26,729
Related party trade receivables	6,960	7,991
Inventories	18,981	18,492
Prepaid expenses	9,847	15,589
Assets held for sale	18,020	18,760
Advertising fund assets, restricted	19,438	—
Other current assets	1,626	1,656

Total current assets	139,789	143,572
Notes receivable	2,792	2,317
Property and equipment, net	510,688	518,881
Property under capital leases, net	43,297	46,382
Goodwill	22,649	22,649
Other assets	36,772	39,522

Total assets	$755,987	$773,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$2,383	$26,843
Current portion of capital lease obligations	6,007	7,042
Accounts payable	54,284	47,592
Advertising fund liabilities	19,438	—
Other current liabilities	93,211	107,439

Total current liabilities	175,323	188,916
Bank indebtedness and other long-term debt, less current portion	10,555	22,428
Senior subordinated notes	200,000	200,000
Convertible subordinated notes due 2023	105,000	105,000
Capital lease obligations, less current portion	54,801	57,111
Other long-term liabilities	54,957	53,636

Total liabilities	600,636	627,091

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 59,368,000 shares issued and 57,464,000 shares outstanding at May 17, 2004; 59,216,000 shares issued and 57,631,000 shares outstanding at January 31, 2004	593	592
Additional paid-in capital	465,444	464,689
Officer and non-employee director notes receivable	(2,491)	(2,530)
Accumulated deficit	(294,435)	(306,113)
Treasury stock at cost, 1,904,000 and 1,585,000 shares at May 17, 2004 and January 31, 2004, respectively	(13,760)	(10,406)

Total stockholders’ equity	155,351	146,232

Total liabilities and stockholders’ equity	$755,987	$773,323

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
Revenue:
Company-operated restaurants	$365,871	$339,042
Franchised and licensed restaurants and other	89,448	80,516

Total revenue	455,319	419,558

Operating costs and expenses:
Restaurant operations:
Food and packaging	105,724	100,097
Payroll and other employee benefit expenses	112,595	112,635
Occupancy and other operating expenses	79,303	79,021

	297,622	291,753
Franchised and licensed restaurants and other	66,986	64,909
Advertising expenses	22,264	21,013
General and administrative expenses	37,784	31,492
Facility action charges, net	7,438	1,062

Total operating costs and expenses	432,094	410,229

Operating income	23,225	9,329
Interest expense	(11,335)	(12,176)
Other income (expense), net	220	(636)

Income (loss) before income taxes and discontinued operations	12,110	(3,483)
Income tax expense	269	219

Income (loss) from continuing operations	11,841	(3,702)
Loss from operations of discontinued segment (net of income tax benefit of $0 and $1 for the sixteen-week periods ended May 17, 2004 and May 19, 2003, respectively)	(163)	(2,114)

Net income (loss)	$11,678	$(5,816)

Basic income (loss) per common share:
Continuing operations	$.21	$(0.06)
Discontinued operations	(.01)	(0.04)

Net income (loss)	$.20	$(0.10)

Diluted income (loss) per common share:
Continuing operations	$.20	$(0.06)
Discontinued operations	—	(0.04)

Net income (loss)	$.20	$(0.10)

Weighted-average common shares outstanding:
Basic	57,605	57,395
Dilutive effect of stock options, warrants and convertible notes	1,770	—

Diluted	59,375	57,395

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)
(Unaudited)

	Sixteen Weeks Ended May 17, 2004
	Common Stock					Treasury Stock
				Officer and
	Number of		Additional	Non-Employee				Total
	Shares		Paid-In	Director Notes	Accumulated	Number of		Stockholders’
	Issued	Amount	Capital	Receivable	Deficit	Shares	Amount	Equity
Balance at January 31, 2004	59,216	$592	$464,689	$(2,530)	$(306,113)	(1,585)	$(10,406)	$146,232
Exercise of stock options	152	1	755	—	—	—	—	756
Collections on officer and non-employee director notes receivable	—	—	—	39	—	—	—	39
Repurchase of common stock	—	—	—	—	—	(319)	(3,354)	(3,354)
Net income	—	—	—	—	11,678	—	—	11,678

Balance at May 17, 2004	59,368	$593	$465,444	$(2,491)	$(294,435)	(1,904)	$(13,760)	$155,351

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
Cash flow from operating activities:
Net income (loss)	$11,678	$(5,816)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	19,582	19,045
Amortization of loan fees	1,042	1,413
(Recovery of) provision for losses on accounts and notes receivable	(242)	2,064
Loss (gain) on investments, sale of property and equipment, capital leases and extinguishment of debts	1,298	(217)
Facility action charges, net	7,438	1,062
Other non-cash credits	(666)	(18)
Net change in refundable income taxes	4	142
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(3,508)	(3,236)
Net change in accounts receivable, inventories, prepaid expenses and other current assets	10,015	11,002
Net change in accounts payable and other current liabilities	607	(9,049)
Loss from operations of discontinued segment	163	2,114
Cash received from (provided to) discontinued operation	28	(165)

Net cash provided by operating activities	47,439	18,341

Cash flow from investing activities:
Purchases of property and equipment	(16,317)	(15,087)
Proceeds from sale of property and equipment	6,557	3,172
Collections on notes receivable and net change in related party receivables	702	630
Increase in cash upon consolidation of variable interest entity	100	—
Net change in other assets	111	172

Net cash used in investing activities	(8,847)	(11,113)

Cash flow from financing activities:
Net change in bank overdraft	(8,744)	(15,225)
Borrowings under credit facility	—	106,000
Repayments of borrowings under credit facility	(13,926)	(95,000)
Repayments of long-term debt	(22,319)	—
Repayments of capital lease obligations	(2,566)	(3,129)
Collections on officer and non-employee director notes receivable	39	—
Payment of deferred financing costs	(12)	(5)
Net change in other long-term liabilities	(81)	532
Repurchase of common stock	(3,354)	—
Proceeds from exercise of stock options	756	930

Net cash used in financing activities	(50,207)	(5,897)

Net (decrease) increase in cash and cash equivalents	(11,615)	1,331
Cash and cash equivalents at beginning of period	54,355	18,440

Cash and cash equivalents at end of period	$42,740	$19,771

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(14,949)	$(14,964)

Income taxes	$(2,963)	$(190)

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$94	$94

Consolidation of advertising funds	$19,438	$—

See Accompanying Notes to Condensed Consolidated Financial Statement

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE (1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, The Green Burrito® (“Green Burrito”) and La Salsa Fresh Mexican Grill® (“La Salsa”) concepts. Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-brand Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California. As of May 17, 2004, the Company’s system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Company-operated	428	692	63	4	1,187
Franchised and licensed	588	1,389	43	15	2,035

Total	1,016	2,081	106	19	3,222

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results for the full year or for any future period.

For clarity of presentation, the Company generally labels all fiscal year ends as fiscal year ended January 31.

Prior year amounts in the consolidated financial statements have been reclassified to conform with current year presentation.

Stock-Based Compensation

The Company has various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of the Company. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amended the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Disclosures required by this standard are included in the notes to these condensed consolidated financial statements.

For purposes of the following pro forma disclosures required by SFAS 148 and SFAS 123, the fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The assumptions used for grants in the sixteen week periods ended May 17, 2004, and May 19, 2003, are as follows:

	May 17, 2004	May 19, 2003
Annual dividends	$—	$—
Expected volatility	73.2%	56.4%
Risk-free interest rate (matched to the expected term of the outstanding option)	3.83%	4.25%
Expected life of all options outstanding (years)	5.5	6.7
Weighted-average fair value of each option granted	$5.65	$2.63

The assumptions used to determine the fair value of each option granted are highly subjective. Changes in the assumptions used would affect the fair value of the options granted as follows:

	Increase (Decrease) in Fair Value of Options Granted
	Sixteen Weeks Ended	Sixteen Weeks Ended
Change in Assumption	May 17, 2004	May 19, 2003
10% increase in expected volatility	$0.48	$0.28
1% increase in risk-free interest rate	0.09	0.06
1 year increase in expected life of all options outstanding	0.37	0.16
10% decrease in expected volatility	(0.53)	(0.31)
1% decrease in risk-free interest rate	(0.09)	(0.07)
1 year decrease in expected life of all options outstanding	(0.44)	(0.18)

The following tables reconcile reported net income (loss) to pro forma net income (loss) assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123:

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
Net income (loss), as reported	$11,678	$(5,816)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,114)	(670)

Net income (loss) — pro forma	$10,564	$(6,486)

Net income (loss) per common share:
Basic — as reported	$.20	$(0.10)
Basic — pro forma	.18	(0.11)
Diluted — as reported	.20	(0.10)
Diluted — pro forma	.18	(0.11)

NOTE (2) ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

On May 17, 2004, the Company completed adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46”).

The FASB issued FIN 46 in January 2003. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

of the first year restated. FIN 46 was applicable immediately to variable interests in a variable interest entity (“VIE”) created after January 31, 2003.

During the course of 2003, the FASB proposed modifications to FIN 46 and issued FASB Staff Positions (“FSPs”) that changed and clarified FIN 46. These modifications and FSPs were subsequently incorporated into FIN 46 (revised) (“FIN 46R”), which was issued on December 23, 2003, and replaced FIN 46.

FIN 46R excludes operating businesses, as defined, from its scope subject to four conditions, and states the provisions of FIN 46R need not be applied to interests in VIEs created or obtained prior to December 31, 2003, if a company is unable, subject to making and continuing to make an exhaustive effort, to obtain the information necessary to determine whether the entity is a VIE, determine whether the Company is the VIE’s primary beneficiary or perform the accounting required to consolidate the VIE.

The principal entities in which the Company possesses a variable interest include franchise entities, which operate its franchised restaurants. The Company does not possess any ownership interests in its franchisees. Additionally, the Company generally does not provide financial support to its franchisees in a typical franchise relationship. Also, the Company’s franchise agreements currently do not require its franchisees to provide the timely financial information necessary to apply the provisions of FIN 46R to its franchisees.

Upon the adoption of FIN 46R, the Company consolidated one franchise entity that operates six Hardee’s restaurants. The Company subleases to this franchise entity all of its six operating locations and substantially all of its operating equipment, and this franchise entity received no equity contribution from its principals upon its inception. Because the principals did not invest a significant amount of equity, the legal entity within which this franchise operates is considered to not be adequately capitalized and, as a result, is a VIE. Because of the relatively significant financial support it provides to this franchise, the Company determined it is the primary beneficiary of this VIE. The assets and liabilities of this entity included in the accompanying Condensed Consolidated Financial Statements as of May 17, 2004, are as follows:

ASSETS
Cash	$100
Inventories	43
Property and equipment, net	3
Other assets	15

$161

LIABILITIES
Other current liabilities	$125
Other long-term liabilities	36

$161

Although this franchise entity has been included in the Condensed Consolidated Financial Statements, the Company has no rights to the assets, nor does it have any obligation with respect to the liabilities, of this franchise entity. None of the Company’s assets serve as collateral for the creditors of this franchisee or any of the Company’s other franchisees.

There is also a portion of franchised restaurants that are VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s significant exposures related to these VIEs and other franchisees relate to the collection of amounts due the Company, which are collected weekly or monthly, guarantees of franchisee debt provided to third party lenders by the Company (see Note 10) and primary lease obligations or fee property ownership underlying sublease and lease arrangements the Company has with several of its franchisees, as more fully described in Note 10 herein and in Note 8 to the Company’s Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.

The Company utilizes various advertising funds (“Funds”) to administer its advertising programs. The Carl’s Jr. National Advertising Fund (“CJNAF”) is Carl’s Jr.’s sole cooperative advertising program. The Company has historically consolidated CJNAF into its financial statements on a net basis, whereby contributions from franchisees are recorded as offsets to the Company’s reported advertising expenses.

The Hardee’s cooperative advertising funds consist of the Hardee’s National Advertising Fund (“HNAF”) and many local advertising cooperative funds (“Co-op Funds”). Each of these funds is a separate non-profit association with all proceeds segregated and managed by a third-party accounting service company. Upon final adoption of FIN 46R on May 17, 2004, the Company consolidated all of the Hardee’s cooperative advertising funds, resulting in the inclusion of $19,438 of “advertising fund assets, restricted” and “advertising fund liabilities” in the Company’s consolidated balance sheet as of May 17, 2004. In future periods, the Hardee’s cooperative advertising funds will be reported in the Company’s statement of operations on a net basis, whereby contributions from franchisees will be recorded as offsets to the Company’s reported advertising expenses. The Company elected to apply FIN 46R prospectively and, upon final adoption thereof, had no cumulative-effect adjustment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Advertising fund assets, restricted, and advertising fund liabilities as of May 17, 2004, consisted of the following:

ADVERTISING FUND ASSETS, RESTRICTED
Cash	$14,880
Accounts and notes receivable, net	4,322
Other assets	236

$19,438

ADVERTISING FUND LIABILITIES
Accounts payable and other liabilities	$9,420
Deferred obligations	10,018

$19,438

NOTE (3) INTANGIBLE ASSETS

The table below presents identifiable, definite-lived intangible assets as of May 17, 2004, and May 19, 2003:

		May 17, 2004			May 19, 2003
	Gross		Net	Gross		Net
Intangible	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	$17,159	$(1,881)	$15,278	$17,159	$(1,023)	$16,136
Franchises	1,780	(196)	1,584	1,780	(107)	1,673
Favorable lease agreements	9,455	(3,919)	5,536	17,326	(9,563)	7,763

	$28,394	$(5,996)	$22,398	$36,265	$(10,693)	$25,572

Amortization expense related to identifiable definite-lived intangible assets was $687 and $565 for the sixteen week periods ended May 17, 2004, and May 19, 2003, respectively. These intangible assets are amortized over periods of 6-20 years and are included in Other Assets in the Condensed Consolidated Balance Sheets.

NOTE (4) INDEBTEDNESS AND INTEREST EXPENSE

As of May 17, 2004, the Company had outstanding $200,000 aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2009 (“Senior Notes”). The indenture relating to the Senior Notes limits the Company’s ability (and the ability of its subsidiaries) to incur indebtedness to an amount not greater than the senior debt outstanding when the Company issued the Senior Notes, less any contractually required permanent reductions. The indenture also imposes certain restrictions on the Company’s ability (and the ability of its subsidiaries) to pay dividends on, redeem or repurchase capital stock, make restricted payments (as defined in the agreement) over a specified amount, make investments, incur liens on assets, sell assets other than in the ordinary course of business, or enter into certain transactions with affiliates. The Senior Notes represent unsecured general obligations subordinate in right of payment to the Company’s senior indebtedness, including its senior credit facility. All active subsidiaries of the Company are guarantors of the Senior Notes.

As of May 17, 2004, the Company’s senior credit facility (“Facility”) consisted of a $150,000 revolving credit facility and a $25,000 term loan. The $150,000 revolving credit facility included an $80,000 letter of credit sub-facility and was scheduled to mature November 15, 2006. As of May 17, 2004, the Company had cash borrowings outstanding under the term loan portion of the Facility of $10,137, outstanding letters of credit under the revolving portion of the Facility of $63,697 and availability under the revolving portion of the Facility of $86,303. The principal amount of the term loan portion of the Facility was scheduled to be repaid in quarterly installments maturing on April 1, 2008. The proceeds from the $25,000 term loan were used to repay and retire the Company’s 4.25% Convertible Subordinated Notes due 2004 (“2004 Convertible Notes”) during March 2004.

On April 1, 2004, the Company amended the Facility to allow it to repurchase up to $20,000 of its outstanding common stock. During the first quarter of fiscal 2005, the Company repurchased 319,000 shares of its common stock for $3,354 (market value, plus trading commissions) at various prices ranging from $9.93 to $11.00 per share.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The Facility contained financial performance covenants, which included a minimum EBITDA requirement, minimum fixed charge coverage ratio, minimum consolidated net worth requirements, maximum leverage ratios and capital expenditures and precluded the Company from paying dividends. The Company was in compliance with all covenants as of May 17, 2004.

On June 2, 2004, subsequent to the quarter end, the Company amended and restated the Facility to provide for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan (“Amended Facility”). The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan will be repaid in quarterly installments, with a balloon payment of the remaining principal balance at maturity on July 2, 2008. The Amended Facility also requires term loan prepayments based upon an annual excess cash flow formula, as defined therein. Subject to certain conditions as defined in the Amended Facility, the maturity of the term loan may be extended to May 1, 2010. The Company used a portion of the proceeds from the $230,000 term loan to repay the balance of the existing Facility term loan. On June 2, 2004, the Company deposited $212,168 with the trustee for its Senior Notes, constituting all funds necessary to retire the Senior Notes obligations, and gave notice of redemption of the Senior Notes to occur on July 2, 2004. On July 2, 2004, the trustee will apply the depository amount to redeem the entire principal of $200,000 under the Senior Notes, and pay the Company’s optional redemption premium of $9,126 and accrued interest. The Company will also incur a charge of approximately $3,100 during its second fiscal quarter to write-off unamortized debt issuance costs associated with the Senior Notes.

The agreement underlying the Amended Facility includes certain restrictive covenants. Among other things, these covenants restrict the Company’s ability to incur debt, incur liens on its assets, make any significant change in its corporate structure or the nature of its business, dispose of assets in the collateral pool securing the Amended Facility, prepay certain debt, engage in a change of control transaction without the member banks’ consents, pay dividends and make investments or acquisitions. The Amended Facility is collateralized by certain restaurant property deeds of trust. Currently, the applicable interest rate on the term loan is LIBOR plus 3.00%. The applicable interest rate on the revolving loan portion of the Amended Facility is LIBOR plus 2.75%. The Company also incurs fees on outstanding letters of credit under the Amended Facility at a rate equal to the applicable margin for LIBOR loans, which is currently 3.00% per annum.

Subject to the terms of the Amended Facility, the Company may make capital expenditures in the amount of $50,000 plus 80% of the amount of actual EBITDA (as defined in the Amended Facility) in excess of $110,000 during the current fiscal year and $45,000 plus 80% of the amount of actual EBITDA (as defined in the Amended Facility) in excess of $110,000 during each subsequent fiscal year. Additionally, in fiscal 2005 and thereafter, the Company may carry forward any unused capital expenditure amounts to the following year. The Amended Facility also permits the Company to repurchase its common stock in the amount of $27,000 plus a portion of excess cash flow and certain net asset sale proceeds (as defined in the Amended Facility) during the term of the Amended Facility.

Consistent with previous amendments and restatements, the Amended Facility contains financial performance covenants, which include a minimum EBITDA requirement, minimum fixed charge coverage ratio, maximum leverage ratios and capital expenditures and precludes the Company from paying dividends.

The Company was in compliance with the covenant requirements under its Senior Notes as of May 17, 2004. However, the incurrence of additional senior indebtedness under the Amended Facility on June 2, 2004, breached the limitation on additional indebtedness in the Senior Note indenture. The indenture allows the Company 30 days to cure this breach before the breach becomes a default. Upon repayment of the entire outstanding balance and the related optional redemption premium and accrued interest under the Senior Notes at the end of the notice period on July 2, 2004, the breached covenant will terminate within the 30-day cure period.

On September 29, 2003, the Company completed an offering of $105,000 of its 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes’), and used nearly all of the net proceeds of the offering to repurchase $100,000 of the 2004 Convertible Notes. The 2023 Convertible Notes bear interest at 4.0% annually, are payable in semiannual installments due April 1 and October 1 each year, are unsecured general obligations of the Company,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

contractually subordinate in right of payment to certain other Company obligations including the Facility (and the Amended Facility) and the Senior Notes. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require the Company to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. The 2023 Convertible Notes are convertible into the Company’s common stock at a conversion rate of 112.4859 shares per $1,000 principal amount of the notes as follows: 1) at any time after the Company’s common stock has a closing sale price of more than 110% of the conversion price per share ($9.78 per share as of May 17, 2004) for at least 20 days in a period of 30 consecutive trading days ending on the last trading day of the calendar quarter; 2) in each of the five business days after any ten consecutive trading day period in which the trading price, as defined in the agreement, per $1,000 principal amount was less than 98% of the product of a) the average closing sale price of the common stock over the same ten day period and b) the number of shares of common stock issuable upon conversion of $1,000 principal amount of the 2023 Convertible Notes; or 3) during any period in which the 2023 Convertible Notes are a) rated below CCC by Standard & Poor’s Ratings Services or Caa1 by Moody’s Investor Services, b) no longer rated by either one of the aforementioned ratings services, or c) withdrawn or suspended from rating by one of the aforementioned services. The 2023 Convertible Notes were not convertible during the sixteen weeks ended May 17, 2004.

Interest expense consists of the following:

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
Facility	$426	$482
Senior subordinated notes due 2009	5,615	5,615
Capital lease obligations	2,212	2,416
2004 Convertible subordinated notes	73	1,600
2023 Convertible subordinated notes	1,292	—
Amortization of loan fees	1,042	1,413
Letter of credit fees and other	675	650

Total interest expense	$11,335	$12,176

NOTE (5) FACILITY ACTION CHARGES, NET

In late fiscal 2000, the Company embarked on a refranchising initiative to reduce outstanding debt, increase the number of franchise-operated restaurants and close under-performing restaurants. The following transactions pertaining to these efforts have been recorded in the accompanying Condensed Consolidated Statements of Operations as facility action charges, net:

(i)	impairment of long-lived assets for restaurants the Company closes;

(ii)	impairment of long-lived assets for restaurants with net asset values in excess of estimated fair values;

(iii)	restaurant closure costs (primarily reflecting the estimated liability to terminate leases);

(iv)	gains (losses) on the sale of restaurants and surplus properties; and

(v)	amortization of discount related to estimated liability for closing restaurants.

Quarterly, the Company evaluates the adequacy of its estimated liability for closing restaurants and subsidizing restaurant lease payments for franchisees and modifies the assumptions used based on actual results from selling surplus properties and terminating leases. The Company also assesses the carrying value of closed restaurant properties each quarter based on estimated property values obtained from a related party real estate broker. The Company closed 30 Hardee’s, no Carl’s Jr. and no La Salsa company-operated restaurants during the sixteen weeks ended May 17, 2004. The Company closed three Hardee’s, no Carl’s Jr. and two La Salsa company-operated

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

restaurants during the sixteen weeks ended May 19, 2003. During the sixteen weeks ended May 17, 2004, the Company identified six Hardee’s, three Carl’s Jr. and three La Salsa company-operated restaurants that are still in operation, but whose estimated fair values did not support the related net asset values and, accordingly, an impairment charge was recorded.

The components of facility action charges (gains), net are as follows:

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
Hardee’s
New decisions regarding closing restaurants	$4,078	$169
(Favorable)/unfavorable dispositions of leased and fee surplus properties, net	154	(1,061)
Impairment of assets to be disposed of	65	1,230
Impairment of assets to be held and used	826	122
(Gain) loss on sales of restaurants and surplus properties, net	(811)	265
Amortization of discount related to estimated liability for closing restaurants	336	731

	4,648	1,456

Carl’s Jr.
New decisions regarding closing restaurants	—	14
Favorable dispositions of leased and fee surplus properties, net	(24)	—
Impairment of assets to be held and used	1,623	562
Gain on sales of restaurants and surplus properties, net	(175)	(368)
Amortization of discount related to estimated liability for closing restaurants	115	122

	1,539	330

La Salsa and Other
New decisions regarding closing restaurants	800	—
(Favorable)/unfavorable dispositions of leased and fee surplus properties, net	39	(655)
Impairment of assets to be held and used	405	—
(Gain) loss on sales of restaurants and surplus properties, net	6	(69)
Amortization of discount related to estimated liability for closing restaurants	1	—

	1,251	(724)

Total
New decisions regarding closing restaurants	4,878	183
(Favorable)/unfavorable dispositions of leased and fee surplus properties, net	169	(1,716)
Impairment of assets to be disposed of	65	1,230
Impairment of assets to be held and used	2,854	684
Gain on sales of restaurants and surplus properties, net	(980)	(172)
Amortization of discount related to estimated liability for closing restaurants	452	853

	$7,438	$1,062

Facility action charges for new decisions regarding closing restaurants include (i) $2,628 of provisions associated with 28 Hardee’s restaurants the Company closed during the sixteen weeks ended May 17, 2004, for which the Company had made the decision to close during the fourth quarter of fiscal 2004; and (ii) $1,043 for six lease obligations, for which the Company remained liable, associated with the bankruptcy filing of a Hardee’s franchisee during December 2003.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The following table summarizes the activity in the estimated liability for closing restaurants:

Balance at January 31, 2004	$22,325
New decisions regarding closing restaurants	4,878
Usage	(3,523)
Unfavorable dispositions of leased and fee surplus properties, net	169
Amortization of discount	452

Balance at May 17, 2004	24,301
Less current portion, included in Other Current Liabilities	8,551

Long-term portion, included in Other Long-Term Liabilities	$15,750

     The following table summarizes trailing 13-period sales per restaurant and total fiscal quarter operating loss for the 30 Hardee’s restaurants the Company closed during the sixteen weeks ended May 17, 2004:

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
Sales	$526	$549
Operating loss	(591)	(1,109)

NOTE (6) INCOME (LOSS) PER SHARE

The Company presents “basic” and “diluted” income (loss) per share. Basic income (loss) per share represents net income (loss) divided by weighted-average shares outstanding. Diluted income (loss) per share represents net income (loss) divided by weighted-average shares outstanding, including all potentially dilutive securities and excluding all potentially anti-dilutive securities.

The dilutive effect of stock options and warrants is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise are assumed to be used to purchase the Company’s common stock at the average market price during the period. The dilutive effect of convertible debt is determined using the “if-converted” method, whereby interest charges, net of taxes, applicable to the convertible debt are added back to income and the convertible debt is assumed to have been converted at the beginning of the reporting period, with the resulting common shares being included in weighted-average shares.

The following table presents the number of potentially dilutive shares, in thousands, of the Company’s common stock excluded from the computation of diluted earnings per share:

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
2004 Convertible Notes	—	2,791
2023 Convertible Notes	11,811	—
Stock Options	3,654	5,776
Warrants	982	982

Potentially dilutive shares related to the 2004 Convertible Notes for the sixteen weeks ended May 19, 2003 were excluded as their effect would have been anti-dilutive. Potentially dilutive shares related to the 2023 Convertible Notes were excluded because the notes were not convertible during the period (see Note 4). Potentially dilutive stock options and warrants were excluded as their effect would have been anti-dilutive.

NOTE (7) SEGMENT INFORMATION

The Company principally is engaged in developing, operating and franchising its Carl’s Jr., Hardee’s and La Salsa quick-service restaurants, each of which is considered an operating segment that is managed and evaluated

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to the Facility, Senior Notes, 2004 Convertible Notes and 2023 Convertible Notes is allocated to Hardee’s based on the use of funds. Certain amounts that the Company does not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Sixteen Weeks Ended May 17, 2004
Revenue	$237,093	$202,920	$14,759	$547	$455,319
Operating income (loss)	21,506	3,977	(2,414)	156	23,225
Income (loss) before income taxes and discontinued operations	20,196	(5,825)	(2,454)	193	12,110
Goodwill (as of May 17, 2004)	22,649	—	—	—	22,649
Sixteen Weeks Ended May 19, 2003
Revenue	$218,723	$187,137	$13,139	$559	$419,558
Operating income (loss)	18,325	(9,331)	(188)	523	9,329
Income (loss) before income taxes and discontinued operations	17,211	(20,916)	(193)	415	(3,483)
Goodwill (as of May 19, 2003)	22,649	—	34,059	—	56,708

NOTE (8) NET ASSETS HELD FOR SALE

In conjunction with the acquisition of Santa Barbara Restaurant Group, Inc. (“SBRG”) in fiscal 2003, the Company made the decision to divest Timber Lodge as the concept does not fit with the Company’s core concepts of quick-service and fast-casual restaurants. During the fourth quarter of fiscal 2004, the Company received a letter of intent for the sale of Timber Lodge and expects the sale to be completed during the second quarter of fiscal 2005.

Assets held for sale as of May 17, 2004, consisted of the following:

Assets held for sale:
Total assets of Timber Lodge	$16,490
Other surplus property	1,530

$18,020

Net assets of Timber Lodge as of May 17, 2004, consisted of the following:

ASSETS
Current assets	$1,582
Property and equipment, net	8,508
Other assets	6,400

Total assets	16,490

LIABILITIES
Current liabilities	6,323
Other long-term liabilities	1,674

Total liabilities	7,997

NET ASSETS	$8,493

Total liabilities of Timber Lodge are included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The results of Timber Lodge included in the accompanying Condensed Consolidated Statements of Operations as discontinued operations for the sixteen week periods ended May 17, 2004, and May 19, 2003, are as follows:

	Sixteen Weeks Ended
	May 17,	May 19,
	2004	2003
Revenue	$13,369	$14,237

Operating loss	(157)	(2,102)
Interest expense	6	13
Income tax benefit	—	(1)

Net loss	$(163)	$(2,114)

The operating losses for Timber Lodge for the sixteen weeks ended May 17, 2004 and May 19, 2003, include impairment charges of $617 and $1,566, respectively, to reduce the carrying value of Timber Lodge to fair value.

NOTE (9) SUBSIDIARIES’ GUARANTY OF INDEBTEDNESS

CKE is the issuer and all active subsidiaries of CKE are guarantors of the Company’s Senior Notes. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is wholly-owned and fully, unconditionally, jointly and severally liable for the Senior Notes. There were no significant restrictions on the ability of CKE or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) CKE, as parent, as if it accounted for its subsidiaries on the equity method; (ii) the guarantor subsidiaries; and the non-guarantor VIEs (included prospectively upon the adoption of FIN 46R on May 17, 2004 as discussed in Note 1). CKE’s independent operations are primarily comprised of the Carl’s Jr. food and packaging distribution business.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Condensed Consolidating Balance Sheet
May 17, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	VIEs	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$442	$42,198	$100	$—	$42,740
Accounts receivable, net	9,602	12,575	—	—	22,177
Related party trade receivables	6,043	917	—	—	6,960
Inventories	6,663	12,275	43	—	18,981
Assets held for sale	—	18,020	—	—	18,020
Prepaid and other current assets	1,401	10,072	—	—	11,473
Advertising fund assets, restricted	—	—	19,438	—	19,438

Total current assets	24,151	96,057	19,581	—	139,789
Property and equipment, net	23,487	487,198	3	—	510,688
Property under capital leases, net	—	43,297	—	—	43,297
Goodwill	—	22,649	—	—	22,649
Investments in consolidated subsidiaries	293,434	—	—	(293,434)	—
Other assets	10,701	28,848	15	—	39,564

Total assets	$351,773	$678,049	$19,599	$(293,434)	$755,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, including capital lease obligations	$2,131	$6,259	$—	$—	$8,390
Accounts payable	22,797	31,487	—	—	54,284
Advertising fund liabilities	—	—	19,438	—	19,438
Other current liabilities	12,860	80,226	125	—	93,211

Total current liabilities	37,788	117,972	19,563	—	175,323
Long-term debt and capital lease obligations, excluding current portion	313,219	57,137	—	—	370,356
Other long-term liabilities	1,245	53,676	36	—	54,957

Total liabilities	352,252	228,785	19,599	—	600,636
Stockholders’ equity (deficiency)	(479)	449,264	—	(293,434)	155,351

Total liabilities and stockholders’ equity	$351,773	$678,049	$19,599	$(293,434)	$755,987

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Condensed Consolidating Balance Sheet
January 31, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	VIEs	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,297	$29,058	$—	$—	$54,355
Accounts receivable, net	9,750	16,979	—	—	26,729
Related party trade receivables	6,333	1,658	—	—	7,991
Inventories	6,616	11,876	—	—	18,492
Assets held for sale	—	18,760	—	—	18,760
Prepaid and other current assets	1,375	15,870	—	—	17,245

Total current assets	49,371	94,201	—	—	143,572
Property and equipment, net	24,455	494,426	—	—	518,881
Property under capital leases, net	—	46,382	—	—	46,382
Goodwill	—	22,649	—	—	22,649
Investments in consolidated subsidiaries	282,187	—	—	(282,187)	—
Other assets	12,517	29,322	—	—	41,839

Total assets	$368,530	$686,980	$—	$(282,187)	$773,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, including capital lease obligations	$26,595	$7,290	$—	$—	$33,885
Accounts payable	15,973	31,619	—	—	47,592
Other current liabilities	19,103	88,336	—	—	107,439

Total current liabilities	61,671	127,245	—	—	188,916
Long-term debt and capital lease obligations, excluding current portion	325,000	59,539	—	—	384,539
Other long-term liabilities	1,216	52,420	—	—	53,636

Total liabilities	387,887	239,204	—	—	627,091
Stockholders’ equity (deficiency)	(19,357)	447,776	—	(282,187)	146,232

Total liabilities and stockholders’ equity	$368,530	$686,980	$—	$(282,187)	$773,323

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Operations
Sixteen Weeks Ended May 17, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	VIEs	Eliminations	Consolidated
Revenue:
Company-operated restaurants	$—	$365,871	$—	$—	$365,871
Franchised and licensed restaurants and other	52,257	37,191	—	—	89,448

Total revenue	52,257	403,062	—	—	455,319

Operating costs and expenses:
Restaurant operations:
Food and packaging	—	105,724	—	—	105,724
Payroll and other employee benefit expenses	—	112,595	—	—	112,595
Occupancy and other operating expenses	—	79,303	—	—	79,303

	—	297,622	—	—	297,622
Franchised and licensed restaurants and other	50,987	15,999	—	—	66,986
Advertising expenses	—	22,264	—	—	22,264
General and administrative expenses	462	37,322	—	—	37,784
Facility action charges, net	53	7,385	—	—	7,438

Total operating costs and expenses	51,502	380,592	—	—	432,094

Operating income	755	22,470	—	—	23,225
Interest expense	(7,232)	(4,103)	—	—	(11,335)
Allocated interest expense	7,232	(7,232)	—	—	—
Other income, net	23	197	—	—	220

Income before income taxes and discontinued operations	778	11,332	—	—	12,110
Income tax expense	185	84	—	—	269

Income from continuing operations	593	11,248	—	—	11,841
Loss from discontinued operations	—	(163)	—	—	(163)

Income before equity in income of consolidated subsidiaries	593	11,085	—	—	11,678
Equity in income of consolidated subsidiaries	11,085	—	—	(11,085)	—

Net income	$11,678	$11,085	$—	$(11,085)	$11,678

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Operations
Sixteen Weeks Ended May 19, 2003

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	VIEs	Eliminations	Consolidated
Revenue:
Company-operated restaurants	$—	$339,042	$—	$—	$339,042
Franchised and licensed restaurants and other	46,579	33,937	—	—	80,516

Total revenue	46,579	372,979	—	—	419,558

Operating costs and expenses:
Restaurant operations:
Food and packaging	—	100,097	—	—	100,097
Payroll and other employee benefit expenses	—	112,635	—	—	112,635
Occupancy and other operating expenses	—	79,021	—	—	79,021

	—	291,753	—	—	291,753
Franchised and licensed restaurants and other	45,429	19,480	—	—	64,909
Advertising expenses	—	21,013	—	—	21,013
General and administrative expenses	546	30,946	—	—	31,492
Facility action charges, net	—	1,062	—	—	1,062

Total operating costs and expenses	45,975	364,254	—	—	410,229

Operating income	604	8,725	—	—	9,329
Interest expense	(7,769)	(4,407)	—	—	(12,176)
Allocated interest expense	7,769	(7,769)	—	—	—
Other income (expense), net	16	(652)	—	—	(636)

Income (loss) before income taxes and discontinued operations	620	(4,103)	—	—	(3,483)
Income tax expense	131	88	—	—	219

Income (loss) from continuing operations	489	(4,191)	—	—	(3,702)
Loss from discontinued operations	—	(2,114)	—	—	(2,114)

Income (loss) before equity in loss of consolidated subsidiaries	489	(6,305)	—	—	(5,816)
Equity in loss of consolidated subsidiaries	(6,305)	—	—	6,305	—

Net loss	$(5,816)	$(6,305)	$—	$6,305	$(5,816)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Sixteen Weeks Ended May 17, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	VIEs	Eliminations	Consolidated
Net cash provided by operating activities	$3,078	$44,361	$—	$—	$47,439

Cash flow from investing activities:
Purchases of property and equipment	(998)	(15,319)	—	—	(16,317)
Proceeds from sale of property and equipment	—	6,557	—	—	6,557
Other	9,618	(8,805)	100	—	913

Net cash provided by (used in) investing activities	8,620	(17,567)	100	—	(8,847)

Cash flow from financing activities:
Repayments of long-term debt, including capital lease obligations	(22,319)	(2,566)	—	—	(24,885)
Repayment of borrowings under credit facility	(13,926)	—	—	—	(13,926)
Other	(308)	(11,088)	—	—	(11,396)

Net cash used in financing activities	(36,553)	(13,654)	—	—	(50,207)

Net (decrease) increase in cash and cash equivalents	(24,855)	13,140	100	—	(11,615)
Cash and cash equivalents at beginning of period	25,297	29,058	—	—	54,355

Cash and cash equivalents at end of period	$442	$42,198	$100	$—	$42,740

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows
Sixteen Weeks Ended May 19, 2003

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	VIEs	Eliminations	Consolidated
Net cash provided by operating activities	$3,243	$15,098	$—	$—	$18,341

Cash flow from investing activities:
Purchases of property and equipment	(1,281)	(13,806)	—	—	(15,087)
Proceeds from sale of property and equipment	—	3,172	—	—	3,172
Other	(9,498)	10,300	—	—	802

Net cash used in investing activities	(10,779)	(334)	—	—	(11,113)

Cash flow from financing activities:
Repayments of long-term debt, including capital lease obligations	(95,000)	(3,129)	—	—	(98,129)
Proceeds from credit facility term loan	106,000	—	—	—	106,000
Other	(2,701)	(11,067)	—	—	(13,768)

Net cash provided by (used in) financing activities	8,299	(14,196)	—	—	(5,897)

Net increase in cash and cash equivalents	763	568	—	—	1,331
Cash and cash equivalents at beginning of period	87	18,353	—	—	18,440

Cash and cash equivalents at end of period	$850	$18,921	$—	$—	$19,771

NOTE (10) COMMITMENTS AND CONTINGENT LIABILITIES

In conjunction with the Amended Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 4). Several standby letters of credit are outstanding under this facility, which secure the Company’s potential workers’ compensation claims and general and health liability claims. The Company is required to provide letters of credit each year based on its existing claims experience, or set aside a comparable amount of cash or investment securities in a trust account. As of May 17, 2004, the Company had outstanding letters of credit under the revolving portion of the Facility of $63,697.

As of May 17, 2004, the Company has recorded an accrued liability for contingencies related to litigation in the amount of $3,750. Certain of the matters for which the Company maintains an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of May 17, 2004, the Company estimates the liability for those losses related to other litigation claims that, in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, are not accrued, but that it believes are reasonably possible to result in an adverse outcome, to be in the range of $335 to $645.

For several years, the Company has maintained a program whereby it guarantees the loan obligations of certain franchisees with an independent lending institution. Franchisees have used the proceeds from such loans to acquire certain equipment and pay the costs of remodeling Carl’s Jr. restaurants. In the event a franchisee defaults under the terms of a program loan, the Company is obligated, within 15 days following written demand by the lending institution, to purchase such loan or assume the franchisee’s obligation thereunder by executing an assumption agreement and seeking a replacement franchisee for the franchisee in default. By purchasing such loan, the Company may seek recovery against the defaulting franchisee. As of May 17, 2004, the principal outstanding under program loans guaranteed by the Company totaled approximately $2.1 million, with maturity dates ranging from 2004 through 2009. Additional loans may be granted under this program in the future. The Company’s remaining loss exposure under this program, based on a formula in the program agreement and including the existing loans outstanding, is approximately $4.5 million. As of May 17, 2004, the Company has no accrued liability for expected losses under this program and is not aware of any outstanding loans being in default.

The Company also guarantees a $214 obligation of a former subsidiary to a related party lending institution associated with an equipment leasing transaction. The Company maintains an accrual equal to 50% of this obligation based upon its estimated loss under the guarantee.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

As of May 17, 2004, the Company had unconditional purchase obligations in the amount of $57,470, which include contracts for goods and services primarily related to restaurant operations.

In prior years, as part of its refranchising program, the Company sold restaurants to franchisees. In some cases, these restaurants were on leased sites. The Company entered into agreements with these franchisees but remained principally liable for the lease obligations. The Company accounts for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchising expense. The present value of the lease obligations under the master leases’ primary terms remaining is $130,475. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to the Company. The present value of the exposure to the Company from franchisees characterized under financial hardship is $20,066.

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

NOTE (11) SUBSEQUENT EVENT

As a result of the daily closing sales price levels on the Company’s common stock through June 18, 2004, the 2023 Convertible Notes (see Note 4) will be convertible into the Company’s common stock effective July 1, 2004. Had the dilutive effect of the 2023 Convertible Notes been included in the calculation of diluted income per share for the sixteen weeks ended May 17, 2004, the Company’s weighted average diluted common shares outstanding would have increased from the reported amount of 59,375,000 shares to 71,186,000 shares, and diluted income per share would have decreased from the reported amount of $0.20 per diluted share to $0.19 per diluted share. For this calculation, the dilutive effect is determined using the “if-converted” method, whereby the interest expense ($1,292) and amortization of loan fees ($250) incurred for the 2023 Convertible Notes during the sixteen weeks ended May 17, 2004, are added back to income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Safe Harbor Disclosure

CKE Restaurants, Inc. and its subsidiaries (collectively referred to as the “Company”) is comprised of the operations of Carl’s Jr., Hardee’s, La Salsa, and Green Burrito, which is primarily operated as a dual-brand concept with Carl’s Jr. quick-service restaurants. The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. All Note references herein refer to the accompanying Notes to Condensed Consolidated Financial Statements.

Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals, and operating performance that are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties. Factors that could cause our results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding our products, the effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions or prevailing interest rates, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in our suppliers’ ability to provide quality and timely products, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of our franchisees, our franchisees’ willingness to participate in our strategy, the availability of financing for us and our franchisees, unfavorable outcomes in litigation, changes in accounting policies and practices, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designed for development, and other factors as discussed in our filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

Adoption of New Accounting Pronouncements

See Note (2) of Notes to Condensed Consolidated Financial Statements.

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

For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Our most significant accounting policies require:

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill, and establishing the estimated liability for closing restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, property and general liability insurance programs;

•	determination of appropriate estimated liabilities for litigation;

•	determination of the appropriate allowances associated with franchise and license receivables and estimated liabilities for franchise subleases;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of disclosures of pro forma net income; and

•	estimation of our net deferred income tax asset valuation allowance.

Descriptions of these critical accounting policies follow.

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale

Each quarter we evaluate the carrying value of individual restaurants when the operating results have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or a current expectation that a restaurant will be sold or otherwise disposed of before the end of its previously estimated useful life. In making these judgments, we consider the period of time since the restaurant was opened or remodeled and the trend of operations and expectations for future sales growth. For restaurants selected for review, we estimate the future estimated cash flows from operating the restaurant over its estimated useful life. We make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales. We employ a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales and related estimated useful life. In general, in expected same-store sales scenarios where sales are not expected to increase, we generally assume a shorter than previously estimated useful life.

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

Same-store sales are the key indicator used to estimate future cash flow for evaluating recoverability. To provide a sensitivity analysis of the impairment that could arise were the actual same-store sales of all mature restaurants we owned to grow at only the assumed rate of inflation for our operating costs (same-store sales sensitivity), the aggregate additional impairment loss would be approximately $30,310. The inflation rate assumed in making this calculation generally is 2.0% for both revenue and expenses.

Additionally, typically restaurants are operated for three years before we test them for impairment. Also, restaurants typically are not tested for either two or three years following a major remodel (contingent upon the extent of the remodel). We believe this provides the restaurant sufficient time to establish its presence in the market and build a customer base. If we were to test all restaurants for impairment without regard to the amount of time the restaurants were operating, the total asset impairment would increase substantially. Assuming all restaurants were tested under the same assumptions used in the same-store sales sensitivity analysis, without regard to the length of time open (time open sensitivity), we would be required to record additional impairment losses of approximately $11,060.

The following tables summarize the sensitivity analyses, as classified by restaurants with positive or negative cash flow during the trailing thirteen periods, for both same-store sales sensitivity and time open sensitivity:

Carl’s Jr.

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test
Same-store sales sensitivity
Restaurants with positive cash flow	$99,701	369	$1,661
Restaurants with negative cash flow	14,606	50	8,897

	114,307	419	10,558

Time open sensitivity
Restaurants with positive cash flow	—	1	—
Restaurants with negative cash flow	306	8	207

	306	9	207

Total
Restaurants with positive cash flow	99,701	370	1,661
Restaurants with negative cash flow	14,912	58	9,104

	$114,613	428	$10,765

Hardee’s

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test
Same-store sales sensitivity
Restaurants with positive cash flow	$128,616	301	$4,487
Restaurants with negative cash flow	20,323	75	14,357

	148,939	376	18,844

Time open sensitivity
Restaurants with positive cash flow	134,897	263	2,181
Restaurants with negative cash flow	7,831	53	4,343

	142,728	316	6,524

Total
Restaurants with positive cash flow	263,513	564	6,668
Restaurants with negative cash flow	28,154	128	18,700

	$291,667	692	$25,368

La Salsa

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test
Same-store sales sensitivity
Restaurants with positive cash flow	$8,021	39	$452
Restaurants with negative cash flow	920	5	456

	8,941	44	908

Time open sensitivity
Restaurants with positive cash flow	754	5	—
Restaurants with negative cash flow	6,300	14	4,329

	7,054	19	4,329

Total
Restaurants with positive cash flow	8,775	44	452
Restaurants with negative cash flow	7,220	19	4,785

	$15,995	63	$5,237

Core Concepts Combined

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test
Same-store sales sensitivity
Restaurants with positive cash flow	$236,338	709	$6,600
Restaurants with negative cash flow	35,849	130	23,710

	272,187	839	30,310

Time open sensitivity
Restaurants with positive cash flow	135,651	269	2,181
Restaurants with negative cash flow	14,437	75	8,879

	150,088	344	11,060

Total
Restaurants with positive cash flow	371,989	978	8,781
Restaurants with negative cash flow	50,286	205	32,589

	$422,275	1,183	$41,370

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. During the first quarter of fiscal year 2005, we performed a valuation of the Carl’s Jr. brand. We concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of May 17, 2004, we have $22,649 in goodwill recorded on the balance sheet, all of which relates to Carl’s Jr.

     Estimated Liability for Closing Restaurants

We make decisions to close restaurants based on prospects for estimated future profitability, and sometimes we are forced to close restaurants due to circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our restaurant operators evaluate each restaurant’s performance every quarter. When restaurants continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve an unprofitable restaurant. Based on the operator’s judgment, we estimate the future cash flows. If we determine that the restaurant will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the restaurant, we may close the restaurant. Additionally, franchisees may close restaurants for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed restaurant if we decide not to operate it as a company-operated restaurant.

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

A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which we determine based on our broker’s (a related party) assessment of its ability to successfully negotiate early terminations of our lease agreements with the lessors or sublease the property. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. The present value of our operating lease payment obligations on all closed restaurants is approximately $40,145, which represents the discounted amount we would be required to pay if we are unable to terminate the leases prior to the terms required in the lease agreements or enter into sublease agreements. However, it is our experience that we can terminate those leases for less than that amount or sublease the property and, accordingly, we have recorded an estimated liability for operating lease obligations of $18,556 as of May 17, 2004.

     Estimated Liability for Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, property and general liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, property and general liability claims over $500. Insurance liabilities and reserves are accounted for based on the present value of actuarial estimates of the amount of incurred and unpaid losses, based approximately on a risk-free interest rate. During the fourth quarter of fiscal 2004, we adjusted the rate to 4.5% due to prolonged changes in the interest rate environment. These estimates rely on actuarial observations of historical claim loss development. The actuary, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development we estimated in conjunction with the actuary. In that event, we will modify the reserve. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we may, in conjunction with the actuary, adjust the expected losses upward and our future self-insurance expenses will rise. Consistent with trends the restaurant industry has experienced in recent years, particularly in California where claim cost trends are among the highest in the country, workers’ compensation liability premiums and claim costs continue to increase. Additionally, after several years of increases, our property and general liability insurance premiums have leveled.

     Loss Contingencies

We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS 5”),which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our condensed consolidated financial statements. If only a range of loss can be determined, we accrue to the low end of the range. In accordance with SFAS 5, as of May 17, 2004, we have recorded an accrued liability for contingencies related to litigation in the amount of $3,750. The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related condensed consolidated financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts we have accrued in our condensed consolidated financial statements.

In addition, we estimate the liability for those losses related to other litigation claims that, in accordance with SFAS 5, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $335 to $645. In accordance with SFAS 5, we have not recorded a liability for those losses.

     Franchised and Licensed Operations

We monitor the financial condition of certain franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter we perform an analysis to develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our consolidated financial statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Additionally, we cease accruing royalties and rent income from franchisees that are materially delinquent in paying or in default for other reasons and reverse any royalties and rent income accrued during the last 90 days. Over time our assessment of individual franchisees may change. For instance, we have had some franchisees who, in the past, we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally one year) such that we determined an allowance was no longer required.

Depending on the facts and circumstances, there are a number of different actions we and/or our franchisees may take to resolve franchise collections issues. These actions may include the purchase of franchise restaurants by us or by other franchisees, a modification to the franchise agreement, which may include a provision to defer certain royalty payments or reduce royalty rates in the future (if royalty rates are not sufficient to cover our costs of service over the life of the franchise agreement, we record an estimated loss at the time we modify the agreements), a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary obligee — see further discussion below) or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most probable course of action that will occur.

Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. We account for the sublease payments received as franchising rental income. Our payments on the leases are accounted for as rental expense in franchised and licensed restaurants and other expense in our consolidated statements of operations. As of May 17, 2004, the present value of our total obligation on such lease arrangements with Hardee’s and Carl’s Jr. franchisees was $39,487 and $90,989, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past or may encounter in the future. However, we can provide no assurance that this will not occur.

In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of May 17, 2004, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $26,487 and $11,141, respectively. Troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-owned restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of May 17, 2004, the net book value of land and buildings under lease to Hardee’s franchisees that are considered to be troubled franchisees was approximately $18,609 and is included in the amount above. During fiscal 2005 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which we adopted on January 1, 2003, an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee is established on the date the franchisee closes the restaurant. Also, we record an estimated liability for subsidized lease payments when we sign a sublease agreement committing us to the subsidy.

The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Consistent with SFAS 146, we have not established an additional estimated liability for potential losses not yet incurred. The present value of the lease obligations for which we remain principally liable and have entered into subleases to troubled franchisees is approximately $20,066 (six troubled franchisees represent all of this amount). If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion above). The likelihood of needing to increase the estimated liability for future lease obligations is related to the success of our Hardee’s concept (i.e., if our Hardee’s concept results improve from the execution of our comprehensive plan, we would reasonably expect that the financial performance of our franchisees would improve).

     Stock-Based Compensation

As discussed in Notes 1 and 23 of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. We have elected to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Because of this election, we are required to make certain disclosures of pro forma net income assuming we had adopted SFAS 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation (see Note 1 of Notes to Condensed Consolidated Financial Statements for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation).

     Valuation Allowance for Net Deferred Tax Assets

As disclosed in Note 20 of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, we have recorded a 100% valuation allowance against our net deferred tax assets. If our business turnaround is successful, we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows mentioned above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of January 31, 2004, our net deferred tax assets and related valuation allowance totaled approximately $171,000.

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2005 Comparisons with Fiscal 2004

The factors discussed below impact comparability of operating performance for the sixteen weeks ended May 17, 2004, to the sixteen weeks ended May 19, 2003, or could impact comparisons for the remainder of fiscal 2005.

Divestiture of Timber Lodge

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, Timber Lodge is accounted for as a discontinued operation. The results of Timber Lodge included in our Condensed Consolidated Statements of Operations as discontinued operations for the sixteen week periods ended May 17, 2004 and May 19, 2003, are as follows:

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
Revenue	$13,369	$14,237

Operating loss	(157)	(2,102)
Interest expense	6	13
Income tax benefit	—	(1)

Net loss	$(163)	$(2,114)

The operating losses for Timber Lodge for the sixteen weeks ended May 17, 2004, and May 19, 2003, include impairment charges of $617 and $1,566, respectively, to reduce the carrying value of Timber Lodge to fair value. We have a letter of intent for the sale of Timber Lodge and expect the sale to be completed during the second quarter of fiscal 2005.

New Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements.

Seasonality

We operate on a retail accounting calendar. Our fiscal year has 13 four-week accounting periods and ends the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. Fiscal 2005 will be a 53-week fiscal year. The fourth quarter of this fiscal year will have two accounting periods of four weeks and one accounting period of five weeks.

Our restaurant sales, and therefore our profitability, are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel upon school vacations and improved weather conditions, which affect the public’s dining habits.

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

We believe a key factor in operating Hardee’s profitably is increasing sales. For the trailing thirteen periods ended May 17, 2004, the average unit volume (“AUV”) at our company-operated Hardee’s restaurants was approximately $823, while franchise-operated AUV was $874. If we are unable to grow sales at Hardee’s to the level at which we estimate the brand would operate profitably and improve operating margins, it will affect our ability to access both the amount and terms of financing available to us in the future (see Liquidity and Capital Resources section below).

Hardee’s Revolution

We completed a comprehensive plan to revitalize Hardee’s involving a repositioning of the brand as a premium burger restaurant (Hardee’s Revolution) during fiscal 2004. The plan included menu adjustments and associated advertising and media strategies. This menu, featuring Angus beef Thickburgers, along with related media, seeks to distinguish Hardee’s as a premium burger specialist.

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

We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we quarterly review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants (see discussion under Critical Accounting Policies — Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of May 17, 2004, our consolidated provision for doubtful accounts of notes receivable was 74% of the gross balance of notes receivable and our consolidated provision for doubtful accounts on accounts receivable was 7% of the gross balance of accounts receivable. During fiscal 2004, we received several notes receivable pursuant to completing workout agreements with several troubled franchisees. Also, as of May 17, 2004, we have not recognized $5,160 in accounts receivable and $6,292 in notes receivable pertaining to royalty and rent revenue due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our provisions for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations. The result of increasing the allowances for doubtful accounts is an effective royalty rate lower than our standard contractual royalty rate.

Effective royalty rate reflects royalties deemed collectible as a percent of franchise-generated revenue for all franchisees for which we are recognizing revenue. For the trailing thirteen periods ended May 17, 2004, the effective royalty rates for domestic Carl’s Jr. and Hardee’s were 3.8% and 3.6%, respectively.

Financial Comparison

Our results reflect the substantial changes we have made in executing our business turnaround including the sale and closure of under-performing restaurants, the disposal of non-core investments, the reduction of corporate overhead and our efforts to improve margins and repay debt. The table below is a condensed presentation of those activities, and other changes in the components of income, designed to facilitate the discussion of results in this Form 10-Q.

(All amounts are
approximate and in
millions)
First Fiscal Quarter
Current Year:
Net income	$11.7
Prior Year:
Net loss	$(5.8)

Increase in net income	$17.5

First Quarter
Fiscal Year 2005 vs.
First Quarter
Fiscal Year 2004
Items causing net income to increase from the prior year to the current year:
Approximate store margin improvement in Hardee’s restaurants owned at May 17, 2004	$15.8
Approximate store margin improvement in Carl’s Jr. restaurants owned at May 17, 2004	5.5
Increase in Hardee’s and Carl’s Jr. net franchising income, excluding provisions for doubtful accounts	6.1
Increase in corporate overhead	(6.5)
Increase in facility action charges	(6.4)
Decrease in loss from discontinued operations	2.0
Decrease in provisions for doubtful accounts	2.3
Increase in advertising expense, excluding La Salsa and Green Burrito	(1.2)
Decrease in interest expense	0.8
Increase in operating loss of La Salsa and Green Burrito, excluding facility action charges and provisions for doubtful accounts	(0.6)
All other, net	(0.3)

Increase in net income	$17.5

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis and are presented in the same format in which we present segment information (See Note 7 of Notes to Condensed Consolidated Financial Statements).

	Sixteen Weeks Ended May 17, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated revenue	$170,209	$181,017	$14,202	$443	$365,871
Company-operated average weekly unit volume (actual $- not in thousands)	24,912	16,279	14,462
Company-operated average unit volume (trailing 13 periods)	1,228	823	732
Franchise-operated average unit volume (trailing 13 periods)	1,109	874	759
Average check (actual $- not in thousands) (B)	5.80	4.57	9.51
Company-operated same-store sales increase (C)	9.8%	11.9%	6.0%
Company-operated same-store transactions increase (D)	1.8%	1.5%	2.6%
Franchise-operated same-store sales increase (C)	9.3%	10.9%	4.4%
Operating costs as a % of company-operated revenue:
Food and packaging	28.4%	29.4%	27.8%
Payroll and employee benefits	28.0%	33.1%	33.3%
Occupancy and other operating costs	21.2%	21.3%	33.1%
Restaurant level margin	22.4%	16.2%	5.8%
Advertising as a percentage of company- operated revenue	6.5%	5.9%	2.9%
Franchising revenue:
Royalties	$7,581	$13,338	$524	$104	$21,547
Distribution centers	52,257	5,237	—	—	57,494
Rent	6,680	3,212	—	—	9,892
Other	366	116	33	—	515

Total franchising revenue	66,884	21,903	557	104	89,448

Franchising expense:
Administrative expense (including provision for bad debts)	1,352	1,282	451	—	3,085
Distribution centers	50,987	5,410	—	—	56,397
Rent & other occupancy	5,297	2,207	—	—	7,504

Total franchising expense	57,636	8,899	451	—	66,986

Net franchising income	$9,248	$13,004	$106	$104	$22,462

Facility action charges, net	$1,539	$4,648	$1,198	$53	$7,438
Operating income (loss)	$21,506	$3,977	$(2,414)	$156	$23,225

	Sixteen Weeks Ended May 19, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated revenue	$158,284	$167,613	$12,696	$449	$339,042
Company-operated average weekly unit volume (actual $- not in thousands)	22,376	14,337	13,888
Company-operated average unit volume (trailing 13 periods)	1,151	756	736
Franchise-operated average unit volume (trailing 13 periods)	1,058	804	635
Average check (actual $- not in thousands) (B)	5.36	4.15	9.10
Company-operated same-store sales decrease (C)	(0.4)%	(3.8)%	(1.9)%
Company-operated same-store transactions decrease (D)	(2.1)%	(10.0)%	(5.1)%
Franchise-operated same-store sales decrease (C)	(1.6)%	(6.8)%	(0.4)%
Operating costs as a % of company-operated revenue:
Food and packaging	28.3%	30.9%	26.3%
Payroll and employee benefits	28.9%	37.4%	31.5%
Occupancy and other operating costs	21.8%	24.0%	31.4%
Restaurant level margin	21.0%	7.7%	10.8%
Advertising as a percentage of company-operated revenue	6.3%	6.3%	3.0%
Franchising revenue:
Royalties	$6,569	$10,472	$413	$110	$17,564
Distribution centers	46,579	6,858	—	—	53,437
Rent	7,096	2,119	—	—	9,215
Other	195	75	30	—	300

Total franchising revenue	60,439	19,524	443	110	80,516

Franchising expense:
Administrative expense (including provision for bad debts)	1,359	1,553	135	1	3,048
Distribution centers	45,429	7,367	—	—	52,796
Rent & other occupancy	6,771	2,294	—	—	9,065

Total franchising expense	53,559	11,214	135	1	64,909

Net franchising income	$6,880	$8,310	$308	$109	$15,607

Facility action charges (gains), net	$330	$1,456	$—	$(724)	$1,062
Operating income (loss)	$18,325	$(9,331)	$(188)	$523	$9,329

(A)	“Other” consists of Green Burrito. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in “Other.”

(B)	Average check represents total restaurant sales divided by total transactions for any given period. The average check is viewed in conjunction with same-store sales and same-store transactions, as defined below. This indicator, when viewed with other measures, may illustrate revenue growth or decline resulting from a change in menu or price offering. When we introduce menu items or pricing initiatives with higher or lower price points than the existing menu base, the average check may reflect the benefit or impact from these new items or pricing on the average price paid by the consumer.

(C)	Same-store sales is a key performance indicator in our industry. This indicator is a measure of revenue growth on the existing comparable store base of a multi-unit chain company such as ours and is measured as a percentage variance over the same fiscal period in the prior year. Same-store sales illustrate how competitive forces and external economic conditions benefit or impact us, as well as any benefit from the diverse value propositions and marketing initiatives undertaken by us. In calculating same-store sales, we include restaurants open for 14 full accounting periods, which allows for a year-over-year comparison.

(D)	Same-store transactions represent the number of consumer visits to our restaurants. Transactions are viewed on the same basis as same-store sales above and are another key performance indicator in our industry. This indicator is a measure of consumer frequency in the existing comparable store base and is measured as a percentage variance over the same fiscal period in the prior year. Same-store transactions are another measure of the effects of competitive forces and economic conditions on consumer behavior and resulting benefit, or impact, to us. Transactions also reflect any benefit from the diverse value propositions and marketing initiatives undertaken by us.

Presentation of Non-GAAP Measures

EBITDA

EBITDA is a typical non-GAAP measure (i.e. a measure calculated and presented on the basis of methodologies other than in accordance with accounting principles generally accepted in the United States of America, or “GAAP”) for companies that issue public debt and a measure used by the lenders under our bank credit facility. We believe EBITDA is useful to our investors as an indicator of earnings available to service debt. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. We calculate EBITDA as earnings before discontinued operations, interest expense, income taxes, depreciation and amortization, facility action charges, impairment of goodwill and impairment of assets held for sale. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. Additionally, we believe EBITDA is a more meaningful indicator of earnings available to service debt when certain charges, such as impairment of goodwill and facility action charges are excluded from income (loss) from continuing operations. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes and debt service payments and cash costs arising from facility actions.

	Sixteen Weeks Ended May 17, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$20,137	$(5,849)	$(2,455)	$(155)	$11,678
Income from discontinued operations, excluding impairment	—	—	—	(454)	(454)
Interest expense	1,681	9,678	(24)	—	11,335
Income tax expense	59	24	1	185	269
Depreciation and amortization	6,930	11,333	1,264	55	19,582
Facility action charges, net	1,539	4,648	1,198	53	7,438
Impairment of Timber Lodge	—	—	—	617	617

EBITDA	$30,346	$19,834	$(16)	$301	$50,465

	Sixteen Weeks Ended May 19, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$17,012	$(20,947)	$(193)	$(1,688)	$(5,816)
Loss from discontinued operations, excluding impairment	—	—	—	548	548
Interest expense	1,535	10,631	3	7	12,176
Income tax expense (benefit)	199	31	—	(11)	219
Depreciation and amortization	7,551	10,387	1,050	57	19,045
Facility action charges, net	330	1,456	—	(724)	1,062
Impairment of Timber Lodge	—	—	—	1,566	1,566

EBITDA	$26,627	$1,558	$860	$(245)	$28,800

The following table reconciles EBITDA (a non-GAAP measure) to cash flow provided by operating activities (a GAAP measure):

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
Cash flow provided by operating activities	$47,439	$18,341
Interest expense	11,335	12,176
Income tax expense	269	219
Amortization of loan fees	(1,042)	(1,413)
Recovery of (provision for) losses on accounts and notes receivable	242	(2,064)
(Loss) gain on investments, sales of property and equipment, capital leases and extinguishment of debts	(1,298)	217
Other non-cash credits	666	18
Net change in refundable income taxes	(4)	(142)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	3,508	3,236
Net change in receivables, inventories, prepaid expenses and other current assets	(10,015)	(11,002)
Net change in accounts payable and other current liabilities	(607)	9,049
EBITDA from discontinued operations	460	(536)
Cash (received from) provided to discontinued segment	(28)	165

EBITDA, including discontinued operations	50,925	28,264
Less: EBITDA from discontinued operations	(460)	536

EBITDA	$50,465	$28,800

Carl’s Jr.

During the sixteen weeks ended May 17, 2004, we opened two Carl’s Jr. restaurants. Carl’s Jr. franchisees and licensees opened eight restaurants. The following table shows the change in the Carl’s Jr. restaurant portfolio, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2005	2004	Change	2005	2004	Change
Company	428	443	(15)	$170,209	$158,284	$11,925
Franchised and licensed(a)	588	553	35	66,884	60,439	6,445

Total	1,016	996	20	$237,093	$218,723	$18,370

(a)	Includes $52,257 and $46,579 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants during the sixteen weeks ended May 17, 2004, and May 19, 2003, respectively.

Company-Operated Restaurants

Revenue from company-operated Carl’s Jr. restaurants increased $11,925, or 7.5%, to $170,209 during the sixteen weeks ended May 17, 2004, as compared to the sixteen weeks ended May 19, 2003. This increase resulted primarily from a 9.8% increase in same-store sales, partially offset by the impact of selling 15 company stores located in Arizona to a franchisee in the fourth quarter of fiscal 2004. We believe the launch of several new products during the fiscal quarter ended May 17, 2004, including The Low Carb Six Dollar Burger™ and the Low Carb Breakfast Bowl™, as well as conversion to 100 percent Angus beef in The Six Dollar Burger ™, contributed to the growth in same-store sales. Promotional item sales also increased $1,326 during the sixteen weeks ended May 17, 2004, as compared to the prior year comparable period, primarily due to a current year “bobblehead” promotion featuring members of the National Basketball Association’s (“NBA”) Los Angeles Lakers, which was broader than a similar promotion featuring members of the NBA’s Sacramento Kings in the prior year.

     The changes in the restaurant-level margin are explained as follows:

Restaurant-level margin for the sixteen weeks ended May 19, 2003	21.0%
Decrease in labor costs, excluding workers’ compensation	0.8
Decrease in general liability insurance expense	0.3
Increase in cost of promotional items	(0.5)
Decrease in utilities expense	0.2
Decrease in repair and maintenance expense	0.2
Decrease in depreciation, rent, property taxes and licenses	0.2
Decrease in workers’ compensation expense	0.1
Increase in food and packaging costs	(0.1)
Other, net	0.2

Restaurant-level margin for the sixteen weeks ended May 17, 2004	22.4%

Labor costs, excluding workers’ compensation, as a percent of sales decreased during the sixteen weeks ended May 17, 2004, as compared to the sixteen weeks ended May 19, 2003, due mainly to reduced restaurant manager salaries and hourly wages resulting from benefits of sales leverage, partially offset by an increase in restaurant manager bonuses due to improved financial performance. General liability insurance expense decreased during the sixteen weeks ended May 17, 2004, from the comparable prior year period, primarily as a result of lower estimated claims losses. Since the beginning of fiscal 2004, loss development on general liability claims for recent fiscal years has been less than previously estimated.

Promotional items costs as a percent of sales increased during the sixteen weeks ended May 17, 2004, due to the promotional items sales increase noted above.

Utilities expense as a percent of sales decreased during the sixteen weeks ended May 17, 2004, as compared to the prior year, due mainly to benefits of sales leverage, partially offset by recording a decrease to estimated utility costs in the prior year upon finalizing contract terms with a new fixed-rate energy provider. Previously, we had a fixed-rate contract with Enron to supply energy to a majority of our California Carl’s Jr. restaurants. As part of its bankruptcy reorganization, Enron rejected that contract during the third quarter of fiscal 2003. In connection with Enron rejecting our fixed-rate contract, we have filed bankruptcy court claims totaling $14,204 against Enron. At this time, we cannot make a determination as to the potential recovery, if any, with respect to these claims and, accordingly, no recognition of this uncertainty has been recorded in our consolidated financial statements.

Repair and maintenance expense, as well as depreciation, rent, property taxes and licenses expenses as percents of sales decreased during the sixteen weeks ended May 17, 2004, from the comparable prior year period, due mainly to sales leverage.

Food and packaging costs as a percent of sales increased slightly during the sixteen weeks ended May 17, 2004, from the comparable prior year period, primarily due to an increase in beef and other commodity costs.

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

Franchised and Licensed Restaurants

Franchised and licensed restaurant revenues increased $6,445, or 10.7%, to $66,884 during the sixteen weeks ended May 17, 2004, as compared to the sixteen weeks ended May 19, 2003. The increase is comprised mainly of an increase of $5,678, or 12.2%, in food, paper and supplies sales to franchisees, resulting from the increase in the franchise store base over the comparable prior year period and the food purchasing volume impact of the 9.3% increase in franchise same-store sales. For similar reasons, franchise royalties also grew $1,012, or 15.4%, during the sixteen weeks ended May 17, 2004, as compared to the sixteen weeks ended May 19, 2003.

Net franchising income increased $2,368, or 34.4%, during the sixteen weeks ended May 17, 2004, as compared to the sixteen weeks ended May 19, 2003. The increase is primarily due to increased profits from subleasing facilities to franchisees and the increase in franchise royalties.

Although not required to do so, approximately 88% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

Hardee’s

During the sixteen weeks ended May 17, 2004, we closed 30 Hardee’s restaurants and opened one restaurant. During the same period, Hardee’s franchisees and licensees opened five restaurants and closed 16 restaurants. The following table shows the change in the Hardee’s restaurant portfolio, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2005	2004	Change	2005	2004	Change
Company	692	730	(38)	$181,017	$167,613	$13,404
Franchised and licensed	1,389	1,451	(62)	21,903	19,524	2,379

Total	2,081	2,181	(100)	$202,920	$187,137	$15,783

During the fourth quarter of fiscal 2003, we introduced a new menu at Hardee’s pursuant to our “Hardee’s Revolution” strategy. We determined that significant management and staff training would be required to properly execute the new menu. We also invested in additional labor in the restaurants to ensure outstanding customer service during the training stage of the Hardee’s Revolution. These investments significantly impacted our financial results during the sixteen week period ended May 19, 2003. In addition, the deletion of up to 40 menu items pursuant to the Hardee’s Revolution strategy negatively affected sales at both company-operated and franchised Hardee’s restaurants through the first half of fiscal 2004. As the training, implementation and introduction of the Hardee’s Revolution were completed in early fiscal 2004, we have returned to pre-Hardee’s Revolution staffing levels. We have also experienced significant sales trend improvements since the completion of Hardee’s Revolution rollout, including same-store sales growth at company-operated restaurants for 11 consecutive four-week reporting periods through May 17, 2004.

Company-Operated Restaurants

Same-store sales for company-operated Hardee’s restaurants increased 11.9% during the sixteen weeks ended May 17, 2004. We believe this increase reflects positive consumer reception of the Hardee’s Revolution menu changes. A 4% price increase implemented at the beginning of the fourth quarter of fiscal 2004 to address cost pressures, particularly the cost of beef, also contributed to our same-store sales growth. Revenue from company-operated Hardee’s restaurants increased $13,404, or 8.0%, during the sixteen weeks ended May 17, 2004, as compared to the sixteen weeks ended May 19, 2003. This increase is due to the increase in same-store sales during the sixteen weeks ended May 17, 2004, partially offset by the closure of 30 restaurants that did not adequately respond to the Hardee’s Revolution strategy. The average check during the sixteen weeks ended May 17, 2004 was $4.57, as compared to $4.15 during the sixteen weeks ended May 19, 2003, primarily due to our shift to premium products and the price increase in the fourth quarter of fiscal 2004.

The changes in restaurant-level margins are explained as follows:

Restaurant-level margin for the sixteen weeks ended May 19, 2003	7.7%
Decrease in labor costs, excluding workers’ compensation	4.1
Decrease in food and packaging costs	1.5
Decrease in utilities expense	0.9
Decrease in general liability insurance expense	0.5
Decrease in rent, depreciation, property taxes and licenses	0.4
Decrease in restaurant opening costs	0.4
Decrease in workers’ compensation insurance expense	0.2
Decrease in repair and maintenance expenses	0.2
Decrease in incentive program costs	0.2
Increase in asset retirement expense	(0.2)
Other, net	0.3

Restaurant-level margin for the sixteen weeks ended May 17, 2004	16.2%

Labor costs, excluding workers’ compensation, decreased significantly as a percent of sales during the sixteen week period ended May 17, 2004, from the comparable prior year period. This decrease resulted mainly from the return to normal staffing levels after completing the Hardee’s Revolution rollout, the benefits of sales leverage, and certain labor cost management improvements commencing in the fourth quarter of fiscal 2004, slightly offset by increased restaurant manager bonuses due to improved financial performance.

Food and packaging costs decreased from the prior year comparable period as a percent of sales primarily due to lower discounting during the current year versus the prior year while we were still transitioning to the Hardee’s Revolution menu, as well as the price increase implemented in the fourth quarter of fiscal 2004 discussed above. General liability insurance expense decreased from the prior year comparable period as well, primarily due to lower estimated claims losses and a decrease in insurance premiums as a result of recent loss trend improvements.

The decrease in rent, depreciation, property taxes and licenses as a percent of sales from the prior year comparable period primarily resulted from adjustment to deferred rents based on current lease terms (0.3% margin impact) and benefits of sales leverage, partially offset by increased depreciation expense on point-of-sale equipment under capital lease which, in late fiscal 2004, we determined we will replace earlier than originally planned (0.3% margin impact). We do not anticipate similar deferred rent adjustments in future periods. We expect accelerated amortization of point-of-sale equipment to continue into the second quarter of fiscal 2006.

Restaurant opening costs and asset retirement expenses are dependent upon restaurant actions that occur only from time to time. During the sixteen weeks ended May 17, 2004, we opened one Hardee’s restaurant, while in the prior year comparable period we opened three Hardee’s restaurants. In addition, we applied certain new uniform and training costs pursuant to the Hardee’s Revolution conversion to opening costs in the prior year comparable period. During the sixteen weeks ended May 17, 2004, we retired a minor amount of obsolete restaurant cooking equipment assets whereas we had no significant asset retirement activity in the prior year comparable period.

Workers’ compensation and repair and maintenance expenses decreased as percents of sales from the prior year comparable period due mainly to the benefits of sales leverage. Incentive costs decreased due to curtailment of a particular program.

Franchised and Licensed Restaurants

Franchised and licensed restaurant revenues increased $2,379, or 12.2%, to $21,903 during the sixteen weeks ended May 17, 2004, as compared to the sixteen weeks ended May 19, 2003. Franchise royalties grew $2,866, or 27.4%, during the sixteen weeks ended May 17, 2004 as compared to the sixteen weeks ended May 19, 2003, primarily due to improved financial health of certain franchisees, which allowed them to resume royalty payments to us, and the 10.9% increase in franchise same-store sales, partially offset by the decrease in the number of franchised restaurants. Similarly, rent revenues increased $1,093 during the sixteen weeks ended May 17, 2004, as the improved financial health of certain franchisees has allowed them to resume making lease or sublease payments to the Company.

Distribution revenues decreased $1,621, or 23.6%, to $5,237 during the sixteen weeks ended May 17, 2004 from the prior year comparable period due to decreased equipment sales to franchisees. Equipment sales have slowed after franchisees made significant investments in fiscal 2003 and early fiscal 2004 pursuant to the Star Hardee’s remodel program.

Net franchising income increased $4,694, or 56.5%, during the sixteen weeks ended May 17, 2004 as compared to the sixteen weeks ended May 19, 2003. The increase is primarily due to the increases in franchise royalties and rents noted above.

La Salsa

During the sixteen weeks ended May 17, 2004, we opened two La Salsa restaurants. During the same period, La Salsa franchisees and licensees opened two restaurants. The following table shows the change in the La Salsa restaurant portfolio, as well as the change in revenue at La Salsa for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2005	2004	Change	2005	2004	Change
Company	63	57	6	$14,202	$12,696	$1,506
Franchised and licensed	43	40	3	557	443	114

Total	106	97	9	$14,759	$13,139	$1,620

Same-store sales for company-operated La Salsa restaurants increased 6.0% during the sixteen weeks ended May 17, 2004. Revenue from company-operated La Salsa restaurants increased $1,506, or 11.9%, when compared to the sixteen weeks ended May 19, 2003, primarily due to the net increase in the number of company-operated restaurants and the increase in same-store sales.

Restaurant-level margins were 5.8% and 10.8% as a percent of company-operated restaurant revenues for the sixteen-week periods ended May 17, 2004, and May 19, 2003, respectively. Margins were negatively impacted by approximately 150 basis points due to an increase in food and packaging costs as a percent of sales, resulting primarily from higher produce and dairy costs. Margins were also negatively impacted by approximately 180 basis points primarily as a result of increased hourly labor related to higher costs associated with new restaurant openings and the fixed nature of labor on lower sales at more labor-intensive full service locations. Occupancy and other expenses negatively impacted margins by approximately 170 basis points, due mainly to amortization of intangible assets (approximately 210 basis points), which had been classified as general and administrative expenses in the prior year comparable period.

Consolidated Advertising Expense

Advertising expenses increased $1,251, or 6.0%, to $22,264 during the sixteen weeks ended May 17, 2004. Advertising expenses as a percentage of company-operated restaurant revenue decreased marginally from 6.2% to 6.1% during the sixteen weeks ended May 17, 2004, due to higher advertising in the prior year during the Hardee’s Revolution rollout at the Hardee’s brand, partially offset by the management decision to slightly increase advertising spending at the Carl’s Jr. brand.

Consolidated General and Administrative Expense

General and administrative expenses were 8.3% of total revenue during the sixteen weeks ended May 17, 2004, as compared to 7.5% during the sixteen weeks ended May 19, 2003. General and administrative expenses increased $6,292, or 20.0%, to $37,784 during the sixteen weeks ended May 17, 2004, as compared to the same period last year. This increase is primarily due to increased incentive compensation expense as a result of our improved financial performance, increased consulting expenses pursuant to payroll services outsourcing and compliance work associated with the Sarbanes-Oxley Act of 2002 (and new corporate governance requirements imposed by the New York Stock Exchange), and increased legal fees with respect to ongoing litigation, partially offset by a decrease in depreciation expense with respect to information systems software.

Consolidated Interest Expense

During the sixteen weeks ended May 17, 2004, interest expense decreased $841, or 6.9%, to $11,335, as compared to the sixteen weeks ended May 19, 2003, primarily as a result of a decrease in deferred financing cost amortization expense, lower average borrowings under convertible debt financing and further amortization of our capital lease obligations since the prior year comparable period.

Consolidated Other Income (Expense), Net

Other income (expense), net, primarily consists of lease and sublease income from non-franchisee tenants, provisions for bad debts on certain notes receivable from franchisees and other non-operating charges. Other income increased by $856, to $220, during the sixteen weeks ended May 17, 2004, over the prior year comparable period due mainly to a $1,422 provision for bad debts for Hardee’s notes receivable in the prior year comparable period, partially offset by $393 of deferred financing cost write-offs during the current quarter upon prepayment of a portion of the Company’s term loan under its senior credit facility.

Consolidated Income Tax Expense

We recorded income tax expense of $269 and $219 for the sixteen weeks periods ended May 17, 2004, and May 19, 2003, respectively. These amounts for both periods were comprised of foreign income taxes. We believe that our net operating loss carryforward is such that we will not be required to pay federal income taxes on this fiscal year’s taxable earnings, if any, and have only provided for foreign income taxes. Our deferred tax assets net to $0 due to our valuation allowance of approximately $171,000 at January 31, 2004.

At January 31, 2004, we had federal net operating loss (“NOL”) carryforwards of approximately $91,970, expiring in varying amounts in the years 2010 through 2024, and state NOL carryforwards totaling approximately $335,948, expiring in varying amounts in the years 2006 through 2024. We have federal NOL carryforwards for alternative minimum tax purposes of approximately $72,210 and an alternative minimum tax credit carryforward of approximately $10,691. We have also generated general business credit carryforwards of approximately $10,952, expiring in varying amounts in the years 2020 through 2024, and foreign tax credits in the amount of $2,829, expiring in varying amounts in the years 2008 and 2009.

Liquidity and Capital Resources

We have historically financed our business through cash flow from operations, borrowings under our credit facility and the sale of restaurants. Our most significant cash uses during the next 12 months will arise primarily from funding our capital expenditures. We amended and restated our senior credit facility (“Amended Facility”) on June 2, 2004 (see below). We anticipate that existing cash balances, availability under the Amended Facility and cash generated from operations will be sufficient to service existing debt and to meet our operating and capital requirements for the next 12 months. Additionally, we are able to sell restaurants as a source of liquidity, although we have no intention to do so significantly at this time. We have no potential mandatory payments of principal on our $105,000 of 4% Convertible Subordinated Notes due 2023 until October 1, 2008. On July 2, 2004, we will redeem our $200,000 of Senior Subordinated Notes due 2009 with proceeds from the Amended Facility.

We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of May 17, 2004, our current ratio was 0.8 to 1.

On June 2, 2004, we amended and restated our senior credit facility to provide for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan. The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan will be repaid in quarterly installments, with a balloon payment of the remaining principal balance at maturity on July 2, 2008. The Amended Facility also requires term loan prepayments based upon an annual excess cash flow formula, as defined therein. Subject to certain conditions as defined in the Amended Facility, the maturity of the term loan may be extended to May 1, 2010. We used a portion of the proceeds from the $230,000 term loan to repay the balance of the existing Facility term loan of $10,137 and to pay approximately $5,800 in transaction fees.

On June 2, 2004, we deposited $212,168 with the trustee for our Senior Notes, constituting all funds necessary to retire the Senior Notes obligations, and gave notice of redemption of the Senior Notes to occur on July 2, 2004. On July 2, 2004, the trustee will apply the depository amount to redeem the entire principal of $200,000, and pay our optional redemption premium of $9,126 and accrued interest, under our 9.125% Senior Subordinated Notes due 2009. We will also incur a charge of approximately $3,100 during our second fiscal quarter to write-off unamortized debt issuance costs associated with the Senior Notes. We anticipate this redemption will result in annual interest savings of approximately $7,000 during the first year. We will use the remaining proceeds of the term loan for general corporate purposes.

We use the Amended Facility to fund letters of credit required for our self-insurance programs. Additionally, the Amended Facility provides working capital during those periods when seasonality affects our cash flow. As of May 17, 2004 (prior to amendment and restatement of the Facility), we had cash borrowings outstanding under the term loan portion of the Facility of $10,137, outstanding letters of credit under the revolving portion of the Facility of $63,697 and availability under the revolving portion of the Facility of $86,303. Upon the closing of the Amended Facility, we had $230,000 outstanding under the term loan, $63,697 of outstanding letters of credit and borrowing availability of $86,303. Borrowings bear interest at either LIBOR plus an applicable margin or the Prime Rate plus an applicable margin, with interest due monthly or quarterly depending on the interest period. Currently, the applicable interest rate on the term loan is LIBOR plus 3.00%. The applicable interest rate on the revolving loan portion of the Amended Facility is LIBOR plus 2.75%. We also incur fees on outstanding letters of credit under the Amended Facility at a rate equal to the applicable margin for LIBOR loans, which is currently 3.00% per annum. Subsequent to May 17, 2004, we repaid $20,000 of the outstanding term loan balance under the Amended Facility in advance of the terms of the Amended Facility.

The agreement underlying the Amended Facility includes certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets in the collateral pool securing the Amended Facility, prepay certain debt, engage in a change of control transaction without the member banks’ consents, pay dividends and make investments or acquisitions.

Subject to the terms of the Amended Facility, we may make capital expenditures in the amount of $50,000 plus 80% of the amount of actual EBITDA (as defined in the Facility) in excess of $110,000 during our current fiscal year and $45,000 plus 80% of the amount of actual EBITDA (as defined in the Facility) in excess of $110,000 during each subsequent fiscal year. Additionally, in fiscal 2005 and thereafter we may carry forward any unused capital expenditure amounts to the following year.

The Amended Facility also permits us to repurchase our common stock in the amount of $27,000 plus a portion of excess cash flow and certain net asset sale proceeds (as defined in the Amended Facility) during the term of the Amended Facility. On April 13, 2004, our Board of Directors authorized a program to allow us to repurchase up to $20,000 of our common stock. Pursuant to this authorization, during the sixteen weeks ended May 17, 2004, we repurchased 319,000 shares of our common stock at an average price of $10.49 per share, for a total cost, including trading commissions, of $3,354. We may make additional repurchases of our common stock if we believe it to be a good investment of our corporate funds and in the best interests of our stockholders.

The Amended Facility also requires that, by no later than August 31, 2004, we enter into an interest rate hedge agreement, for a period expiring no sooner than June 2, 2007, that effectively fixes or caps the interest expense on at least $70,000 of the term loan under the Facility.

The full text of the contractual requirements imposed by this financing is set forth in the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, which we are filing with the Securities and Exchange Commission as an exhibit to this report. We were in compliance with the requirements of the then-existing Facility as of May 17, 2004. Subject in certain instances to cure periods, the lenders under our Amended Facility may demand repayment of borrowings prior to stated maturity upon certain events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default other significant obligations. In the event the Amended Facility is declared accelerated by the lenders (which can occur only if we are in default under the Amended Facility), our 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”) may also become accelerated under certain circumstances and after all cure periods have expired.

The 2023 Convertible Notes, which are our unsecured general obligations, are governed by an indenture. The indenture requires that we pay interest at a rate of 4.00% per annum in semiannual coupons due each April 1 and October 1, with all outstanding principal due and payable October 1, 2023. We have the right to prepay the notes after October 1, 2008 for an amount equal to 100% of the principal amount of the notes redeemed plus accrued interest, subject to a notice requirement. The full text of the contractual requirements imposed by this financing is set forth in the related indenture, which has been filed with the Securities and Exchange Commission. The indenture contains certain restrictive covenants. We were in compliance with the covenants of the 2023 Convertible Notes as of May 17, 2004. Subject in certain instances to cure periods, the holders of the 2023 Convertible Notes may demand repayment of these borrowings prior to stated maturity upon certain events, including if we breach the terms of the indenture, in the event of specified events of insolvency, or if other significant obligations are accelerated. On October 1 of 2008, 2013 and 2018, holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at prices specified in the related indenture. The notes are convertible into our common stock on the conditions set forth in the related indenture. The notes were not convertible during the period September 29, 2003 through May 17, 2004. The net proceeds from the issuance of these notes were used to repay a portion of the 2004 Convertible Notes.

The Senior Notes, which are unsecured obligations but are guaranteed by our subsidiaries, are governed by an indenture. The indenture requires that we pay interest at a rate of 9.125% per annum in semi-annual coupons due on each May 1 and November 1, with all outstanding principal due and payable May 1, 2009. On May 1, 2004, we began to have the right to prepay the notes for an amount equal to principal, accrued interest and a premium, subject to a notice requirement. The premium from May 1, 2004 to May 1, 2005, is 4.56% of the principal amount redeemed. The full text of the contractual requirements imposed by this financing is set forth in the indenture, which has been filed with the Securities and Exchange Commission. We were in compliance with such requirements as of May 17, 2004. However, our incurrence of additional senior indebtedness under the Amended Facility on June 2, 2004, breached the limitation on additional indebtedness in the Senior Notes indenture. The indenture allows us 30 days to cure this breach before the breach becomes a default. As noted above, we will repay the entire outstanding balance and the related optional redemption premium and accrued interest under the Senior Notes at the end of the notice period on July 2, 2004, which will result in the termination of the breached covenant within the 30-day cure period.

On March 15, 2004, we repaid and retired the remaining outstanding principal balance of $22,319 on our 2004 Convertible Notes, using a portion of the proceeds of the $25,000 term loan issued under the Facility on November 12, 2003.

The terms of the Amended Facility are not dependent on any change in our credit rating. The 2023 Convertible Notes contain a convertibility trigger based on the credit ratings of the notes (see discussion in Note 4 of Notes to the Condensed Consolidated Financial Statements, above). We believe the key company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, asset collateral bases and the level of our equity capital relative to our debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.

During the sixteen weeks ended May 17, 2004, cash provided by operating activities was $47,439, an increase of $29,098 over the prior year comparable period. The increase resulted mainly from the increase in net income over the prior year and a trend change in the accounts payable balance fluctuation in the current year first fiscal quarter as compared to the prior year first fiscal quarter. Such trend can be vary significantly from quarter to quarter depending upon the timing of large vendor payments.

Cash used in investing activities during the sixteen weeks ended May 17, 2004, totaled $8,847, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment and collections on notes receivable and related party receivables.

Cash used in financing activities during the sixteen weeks ended May 17, 2004, totaled $50,207, which principally consisted of redemption of $22,319 of our 2004 Convertible Notes, repayment of $13,926 of the term loan under our bank credit facility (of which $13,515 represented voluntary prepayment thereof) and a decrease in our bank overdraft position, which is generally not a significant source or use of cash over the long term.

Capital expenditures for the sixteen weeks ended May 17, 2004 were:

New restaurants (including restaurants under development)
Carl’s Jr.	$1,996
Hardee’s	1,324
La Salsa	202
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	130
Hardee’s	1,734
Other restaurant additions
Carl’s Jr.	3,890
Hardee’s	5,221
La Salsa	718
Corporate/other	1,102

Total	$16,317

As of May 17, 2004, we had remodeled 80% of the Hardee’s company-operated restaurants to the Star Hardee’s format.

Contractual Obligations

We enter into purchasing contracts and pricing arrangements to control costs for commodities and other items that are subject to price volatility. These arrangements in addition to any unearned supplier funding and distributor inventory obligations result in unconditional purchase obligations (see further discussion regarding these obligations in “Item 3 — Quantitative and Qualitative Disclosures About Market Risk”) which, as of May 17, 2004, totaled $57,470.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. As of May 17, 2004, we had $10,137 of borrowings and $63,697 of letters of credit outstanding under the Facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $738. The estimated reduction is based upon the outstanding balance of the Facility (including outstanding letters of credit) and the weighted-average interest rate for the quarter and assumes no change in the volume, index or composition of debt as in effect May 17, 2004. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in the consolidated balance sheet. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could result in lower restaurant-level operating margins for our restaurant concepts.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings.

There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
OTHER INFORMATION
(In thousands, except per share amounts)

Part II. Other Information.

Item 1. Legal Proceedings.

Information regarding legal proceedings is incorporated by reference from Note 10 to the Company’s Condensed Consolidated Financial Statements set forth in Part 1 of this report.

Item 2. Changes in Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

	(a)	(b)	(c)	(d)
Maximum
Number (or
Approximate
Dollar
Value) of
			Total	Shares (or
			Number of Shares	Units) that
		Average	(or Units)	May Yet Be
	Total	Price	Purchased as Part	Purchased
	Number of Shares	Paid per	of Publicly	Under the
	(or Units)	Share	Announced Plans	Plans or
Period	Purchased	(or Unit)	or Programs	Programs
January 27, 2004 – February 25, 2004	—	—	—	—
February 26, 2004 – March 25, 2004	—	—	—	—
March 26, 2004 – April 25, 2004	319	$10.49	319	$16,646
April 26, 2004 – May 17, 2004	—	—	—	—

Total	319	$10.49	319	$16,646

CKE RESTAURANTS, INC. AND SUBSIDIARIES
EXHIBITS AND REPORTS ON FORM 8-K

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Exhibit #	Description
10.57	Employment agreement, effective as of January 27, 2004, by and between the Company and Brad R. Haley.*

10.58	Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago Branch (as successor in interest to Paribas), as Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

     (b) Reports on Form 8-K:

A Current Report on Form 8-K, dated April 7, 2004, was filed during the first quarter of fiscal 2005, furnishing the Company’s financial results for the fourth quarter and Fiscal Year ended January 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC.
(Registrant)

Date: June 22, 2004	/s/ Theodore Abajian

Theodore Abajian
Executive Vice President
Chief Financial Officer

Exhibit Index

Exhibit #	Description
10.57	Employment agreement, effective as of January 27, 2004, by and between the Company and Brad R. Haley.*

10.58	Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago Branch (as successor in interest to Paribas), as Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.