Form 10-Q
period 2004-08-09
CKE RESTAURANTS INC
filed 2004-09-13
CIK 919628

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 9, 2004

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

     As of September 8, 2004, 57,707,543 shares of the Registrant’s Common Stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)
(Unaudited)

	August 9, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$36,578	$54,355
Accounts receivable, net	24,408	26,729
Related party trade receivables	7,100	7,991
Inventories	19,719	18,492
Prepaid expenses	10,346	15,589
Assets held for sale	17,000	18,760
Advertising fund assets, restricted	21,448	—
Other current assets	1,739	1,656

Total current assets	138,338	143,572
Notes receivable, net	3,086	2,317
Property and equipment, net	507,678	518,881
Property under capital leases, net	41,352	46,382
Goodwill	22,649	22,649
Other assets	37,383	39,522

Total assets	$750,486	$773,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$2,551	$26,843
Current portion of capital lease obligations	5,430	7,042
Accounts payable	53,957	47,592
Advertising fund liabilities	21,448	—
Other current liabilities	106,175	107,439

Total current liabilities	189,561	188,916
Bank indebtedness and other long-term debt, less current portion	200,433	22,428
Senior subordinated notes	—	200,000
Convertible subordinated notes due 2023	105,000	105,000
Capital lease obligations, less current portion	53,485	57,111
Other long-term liabilities	54,983	53,636

Total liabilities	603,462	627,091

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 59,587,000 shares issued and 57,683,000 shares outstanding at August 9, 2004; 59,216,000 shares issued and 57,631,000 shares outstanding at January 31, 2004	596	592
Additional paid-in capital	466,632	464,689
Officer and non-employee director notes receivable	(576)	(2,530)
Accumulated deficit	(305,868)	(306,113)
Treasury stock at cost, 1,904,000 and 1,585,000 shares at August 9, 2004 and January 31, 2004, respectively	(13,760)	(10,406)

Total stockholders’ equity	147,024	146,232

Total liabilities and stockholders’ equity	$750,486	$773,323

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
Revenue:
Company-operated restaurants	$281,802	$271,168	$647,674	$610,210
Franchised and licensed restaurants and other	71,938	62,551	161,386	143,067

Total revenue	353,740	333,719	809,060	753,277

Operating costs and expenses:
Restaurant operations:
Food and packaging	83,897	80,852	189,621	180,949
Payroll and other employee benefit expenses	89,213	84,909	201,808	197,544
Occupancy and other operating expenses	61,034	61,870	140,337	140,891

	234,144	227,631	531,766	519,384
Franchised and licensed restaurants and other	52,557	48,507	119,544	113,416
Advertising expenses	17,410	16,571	39,674	37,584
General and administrative expenses	39,273	24,963	77,058	56,455
Facility action charges, net	1,955	831	9,392	1,893

Total operating costs and expenses	345,339	318,503	777,434	728,732

Operating income	8,401	15,216	31,626	24,545
Interest expense	(11,971)	(9,024)	(23,699)	(21,202)
Other income (expense), net	(7,377)	228	(6,764)	(407)

Income (loss) before income taxes and discontinued operations	(10,947)	6,420	1,163	2,936
Income tax expense	182	211	451	430

Income (loss) from continuing operations	(11,129)	6,209	712	2,506
Income (loss) from operations of discontinued segment (net of income tax expense (benefit) of $0, $(25), $0 and $(26) for the twelve-week periods ended August 9, 2004 and August 11, 2003, and the twenty-eight week periods ended August 9, 2004 and August 11, 2003, respectively)	(304)	46	(467)	(2,067)

Net income (loss)	$(11,433)	$6,255	$245	$439

Basic income (loss) per common share:
Continuing operations	$(0.19)	$0.11	$0.01	$0.04
Discontinued operations	(0.01)	—	(0.01)	(0.03)

Net income (loss)	$(0.20)	$0.11	$0.00	$0.01

Diluted income (loss) per common share:
Continuing operations	$(0.19)	$0.11	$0.01	$0.04
Discontinued operations	(0.01)	—	(0.01)	(0.03)

Net income (loss)	$(0.20)	$0.11	$0.00	$0.01

Weighted-average common shares outstanding:
Basic	57,575	57,567	57,590	57,474
Dilutive effect of stock options, warrants and convertible notes	—	1,105	1,938	942

Diluted	57,575	58,672	59,528	58,416

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended August 9, 2004
	Common Stock					Treasury Stock
				Officer and
	Number of		Additional	Non-Employee				Total
	Shares		Paid-In	Director Notes	Accumulated	Number of		Stockholders’
	Issued	Amount	Capital	Receivable	Deficit	Shares	Amount	Equity
Balance at January 31, 2004	59,216	$592	$464,689	$(2,530)	$(306,113)	(1,585)	$(10,406)	$146,232
Exercise of stock options	371	4	1,943	—	—	—	—	1,947
Collections on officer and non-employee director notes receivable	—	—	—	1,954	—	—	—	1,954
Repurchase of common stock	—	—	—	—	—	(319)	(3,354)	(3,354)
Net income	—	—	—	—	245	—	—	245

Balance at August 9, 2004	59,587	$596	$466,632	$(576)	$(305,868)	(1,904)	$(13,760)	$147,024

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003
Cash flow from operating activities:
Net income	$245	$439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,253	34,068
Amortization of loan fees	1,994	2,536
(Recovery of) provision for losses on accounts and notes receivable	(1,792)	2,192
Loss on sale of property and equipment, capital leases and extinguishment of debts	6,341	89
Facility action charges, net	9,392	1,893
Other non-cash credits	(483)	(167)
Net change in refundable income taxes	(421)	639
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(3,298)	(4,956)
Net change in accounts receivable, inventories, prepaid expenses and other current assets	6,709	5,722
Net change in accounts payable and other current and long-term liabilities	14,456	436
Loss from operations of discontinued segment	467	2,067
Cash provided to discontinued segment	(252)	(216)

Net cash provided by operating activities	67,611	44,742

Cash flow from investing activities:
Purchases of property and equipment	(28,727)	(23,157)
Proceeds from sale of property and equipment	7,722	9,243
Collections on notes receivable	1,968	1,203
Increase in cash upon consolidation of variable interest entity	100	—
Net change in other assets	(192)	939

Net cash used in investing activities	(19,129)	(11,772)

Cash flow from financing activities:
Net change in bank overdraft	(9,293)	(8,661)
Repayments of borrowings under credit facility	(54,588)	—
Long-term borrowings	230,000	149,500
Repayments of long-term debt	(222,466)	(165,395)
Repayments of capital lease obligations	(4,459)	(5,477)
Collections on officer and non-employee director notes receivable	1,954	—
Payment of deferred loan fees	(6,000)	(42)
Repurchase of common stock	(3,354)	—
Proceeds from exercise of stock options	1,947	1,061

Net cash used in financing activities	(66,259)	(29,014)

Net (decrease) increase in cash and cash equivalents	(17,777)	3,956
Cash and cash equivalents at beginning of period	54,355	18,440

Cash and cash equivalents at end of period	$36,578	$22,396

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(22,336)	$(17,973)

Income taxes, net of refunds received	$(402)	$(282)

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$162	$162

Consolidation of advertising funds assets and liabilities	$21,448	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE (1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, The Green Burrito® (“Green Burrito”) and La Salsa Fresh Mexican Grill® (“La Salsa”) concepts. Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-brand Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California. As of August 9, 2004, the Company’s system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Company-operated	429	690	62	3	1,184
Franchised and licensed	587	1,377	43	15	2,022

Total	1,016	2,067	105	18	3,206

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

Prior year amounts in the condensed consolidated financial statements have been reclassified to conform with current year presentation.

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

For purposes of the following pro forma disclosures required by SFAS 148 and SFAS 123, the fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The assumptions used for grants in the twelve weeks ended August 9, 2004, and August 11, 2003, are as follows:

	August 9, 2004	August 11, 2003
Annual dividends	$—	$—
Expected volatility	72.6%	55.2%
Risk-free interest rate (matched to the expected term of the outstanding option)	3.45%	3.88%
Expected life of all options outstanding (years)	5.43	5.46
Weighted-average fair value of each option granted
Twelve weeks ended	$7.19	$3.07

The assumptions used to determine the fair value of each option granted are highly subjective. Changes in the assumptions used would affect the fair value of the options granted as follows:

	Increase (Decrease) in Fair Value of Options Granted
	Twelve Weeks Ended	Twelve Weeks Ended
Change in Assumption	August 9, 2004	August 11, 2003
10% increase in expected volatility	$0.63	$0.37
1% increase in risk-free interest rate	0.11	0.08
1 year increase in expected life of all options outstanding	0.48	0.24
10% decrease in expected volatility	(0.70)	(0.40)
1% decrease in risk-free interest rate	(0.12)	(0.08)
1 year decrease in expected life of all options outstanding	(0.57)	(0.27)

The following tables reconcile reported net income (loss) to pro forma net income (loss) assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123:

	Twelve Weeks Ended
	August 9, 2004	August 11, 2003
Net income (loss), as reported	$(11,433)	$6,255
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,096)	(598)

Net income (loss) — pro forma	$(12,529)	$5,657

Net income (loss) per common share:
Basic — as reported	$(0.20)	$0.11
Basic — pro forma	(0.22)	0.10
Diluted — as reported	(0.20)	0.11
Diluted — pro forma	(0.22)	0.10

	Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003
Net income, as reported	$245	$439
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,208)	(1,232)

Net loss — pro forma	$(1,963)	$(793)

Net income (loss) per common share:
Basic — as reported	$0.00	$0.01
Basic — pro forma	(0.03)	(0.01)
Diluted — as reported	0.00	0.01
Diluted — pro forma	(0.03)	(0.01)

NOTE (2) ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

On May 17, 2004, the Company completed adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46”).

The FASB issued FIN 46 in January 2003. This interpretation is intended to clarify the application of the majority

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

voting interest requirement of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 was applicable immediately to variable interests in a VIE created after January 31, 2003.

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

The principal entities in which the Company possesses a variable interest include franchise entities, which operate its franchised restaurants. The Company does not possess any ownership interests in its franchisees. Additionally, the Company generally does not provide financial support to its franchisees in a typical franchise relationship. Also, the Company’s franchise agreements do not require its franchisees to provide the timely financial information necessary to apply the provisions of FIN 46R to its franchisees.

Upon the final adoption of FIN 46R on May 17, 2004, the Company consolidated one franchise entity that operates six Hardee’s restaurants. The Company subleases to this franchise entity all of its six operating locations and substantially all of its operating equipment, and this franchise entity received no equity contribution from its principals upon its inception. Because the principals did not invest a significant amount of equity, the legal entity within which this franchise operates is considered to be inadequately capitalized and, as a result, is a VIE. Because of the relatively significant financial support it provides to this franchise, the Company determined it is the primary beneficiary of this VIE. The assets and liabilities of this entity included in the accompanying condensed consolidated balance sheet as of August 9, 2004, are as follows:

ASSETS:
Cash	$134
Inventories	46
Property and equipment, net	5
Other assets	30

$215

LIABILITIES:
Other current liabilities	$159
Other long-term debt	33
Other long-term liabilities	23

$215

The operating results of this franchise entity are included within the Company’s condensed consolidated statement of operations and are not significant. The minority interest in the income of this franchise entity is classified in other expense in the Company’s condensed consolidated statements of operations and in other long-term liabilities in the Company’s condensed consolidated balance sheets and also is not significant.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

There is also a portion of franchised restaurants that are VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s significant exposures related to these VIEs and other franchisees relate to the collection of amounts due the Company, which are collected weekly or monthly, guarantees of franchisee debt provided to third party lenders by the Company (see Note 9) and primary lease obligations or fee property ownership underlying sublease and lease arrangements the Company has with several of its franchisees, as more fully described in Note 9 herein and in Note 8 to the Company’s condensed consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

The Company utilizes various advertising funds to administer its advertising programs. The Carl’s Jr. National Advertising Fund (“CJNAF”) is Carl’s Jr.’s sole cooperative advertising program. The Company has historically consolidated CJNAF into its financial statements on a net basis, whereby contributions from franchisees are recorded as offsets to the Company’s reported advertising expenses.

The Hardee’s cooperative advertising funds consist of the Hardee’s National Advertising Fund (“HNAF”) and many local advertising cooperative funds (“Co-op Funds”). Each of these funds is a separate non-profit association with all proceeds segregated and managed by a third-party accounting service company. Upon final adoption of FIN 46R, the Company consolidated all of the Hardee’s cooperative advertising funds. The Company has included $21,448 of advertising fund assets, restricted, and advertising fund liabilities in its accompanying condensed consolidated balance sheet as of August 9, 2004. Beginning in the second quarter of fiscal 2005, the Hardee’s cooperative advertising funds have been reported in the Company’s condensed consolidated statements of operations on a net basis, whereby contributions from franchisees have been recorded as offsets to the Company’s reported advertising expenses. The Company elected to apply FIN 46R prospectively and, upon final adoption thereof, had no cumulative-effect adjustment.

Advertising fund assets, restricted, and advertising fund liabilities as of June 30, 2004, the most recent date through which financial statements are available, are included in the Company’s accompanying condensed consolidated balance sheet as of August 9, 2004, and consisted of the following:

ADVERTISING FUND ASSETS, RESTRICTED:
Cash	$15,105
Accounts and notes receivable, net	5,705
Other assets	638

$21,448

ADVERTISING FUND LIABILITIES:
Accounts payable and other liabilities	$8,145
Deferred obligations	13,303

$21,448

NOTE (3) INTANGIBLE ASSETS

The table below presents identifiable, definite-lived intangible assets as of August 9, 2004, and August 11, 2003:

	August 9, 2004			August 11, 2003
	Gross		Net	Gross		Net
Intangible	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	$17,159	$(2,078)	$15,081	$17,159	$(1,220)	$15,939
Franchises	1,780	(217)	1,563	1,780	(128)	1,652
Favorable lease agreements	8,929	(3,830)	5,099	17,326	(9,793)	7,533

	$27,868	$(6,125)	$21,743	$36,265	$(11,141)	$25,124

Amortization expense related to identifiable definite-lived intangible assets was $710 and $1,412 for the twelve and twenty-eight week periods ended August 9, 2004, and $486 and $1,054 for the twelve and twenty-eight week periods ended August 11, 2003, respectively. These intangible assets are amortized over periods of 6-20 years and are included in other assets in the condensed consolidated balance sheets.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE (4) INDEBTEDNESS AND INTEREST EXPENSE

On June 2, 2004, the Company amended and restated its senior credit facility (“the Facility”) to provide for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan. The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments, with a balloon payment of the remaining principal balance at maturity on July 2, 2008. The Facility also requires term loan prepayments based upon an annual excess cash flow formula, as defined therein. Subject to certain conditions as defined in the Facility, the maturity of the term loan may be extended to May 1, 2010. The Company used a portion of the proceeds from the $230,000 term loan to repay the $10,137 remaining balance of the prior Facility term loan. On July 2, 2004, the Company used additional proceeds from the $230,000 term loan to redeem $200,000 of its 9.125% Senior Subordinated Notes due 2009 (“Senior Notes”) and pay the related optional redemption premium of $9,126 (which was recorded in other income (expense) during the second quarter of fiscal 2005) and accrued interest. The Company also incurred a charge of approximately $3,400 during the second quarter of fiscal 2005 to write-off unamortized loan fees primarily associated with the Senior Notes and the Facility, which was recorded in interest expense in the accompanying condensed consolidated financial statements.

During the quarter ended August 9, 2004, the Company voluntarily prepaid $30,000 of the $230,000 term loan in addition to the $525 regularly scheduled payment. As of August 9, 2004, the Company had cash borrowings outstanding under the term loan portion of the Facility of $199,475, outstanding letters of credit under the revolving portion of the Facility of $64,697 and availability under the revolving portion of the Facility of $85,303. Subsequent to quarter-end, the Company voluntarily prepaid an additional $34,500 of the term loan, reducing the term loan balance to $164,975.

The terms of the Facility include certain restrictive covenants. Among other things, these covenants restrict the Company’s ability to incur debt, incur liens on its assets, make any significant change in its corporate structure or the nature of its business, dispose of assets in the collateral pool securing the Facility, prepay certain debt, engage in a change of control transaction without the member banks’ consents, pay dividends and make investments or acquisitions. The Facility is collateralized by a lien on all of the Company’s personal property assets and by certain restaurant property deeds of trust. As of August 9, 2004, the applicable interest rate on the term loan was LIBOR plus 3.0%, or 4.56% per annum, and the applicable interest rate on the revolving loan portion of the Facility was LIBOR plus 2.75%. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for revolving loans, which is currently 2.75% per annum.

The Facility also required the Company to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, the Company entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, the Company will receive payments equal to the amount LIBOR exceeds 5.375% multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums will be recognized quarterly in interest expense in the consolidated statement of operations. During the quarter ended August 9, 2004, the Company recorded $49 of interest expense to reduce the carrying value of the interest rate cap premium to its fair value of $322. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure.

Subject to the terms of the Facility, the Company may make capital expenditures in the amount of $50,000, plus 80% of the amount of actual EBITDA (as defined) in excess of $110,000 during the current fiscal year and $45,000, plus 80% of the amount of actual EBITDA (as defined) in excess of $110,000 during each subsequent fiscal year. In fiscal 2005 and thereafter, the Company may carry forward any unused capital expenditure amounts to the following year. The Facility also permits the Company to repurchase its common stock in the amount of $27,000 plus a portion of excess cash flow and certain net asset sale proceeds (as defined) during the term of the Facility. The Company did not repurchase any shares of its common stock during the second quarter of fiscal 2005.

The Facility contains financial performance covenants, which include a minimum EBITDA requirement, minimum fixed charge coverage ratio, and maximum leverage ratios and capital expenditures, and precludes the Company

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

from paying dividends. The Company was in compliance with all covenants under the Facility as of August 9, 2004.

On September 29, 2003, the Company completed an offering of $105,000 of its 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes’), and used nearly all of the net proceeds of the offering to repurchase $100,000 of its then-outstanding 4.25% Convertible Subordinated Notes due 2004 (the “2004 Convertible Notes”). The 2023 Convertible Notes bear interest at 4.0% annually, are payable in semiannual installments due April 1 and October 1 each year, and are unsecured general obligations of the Company, contractually subordinate in right of payment to certain other Company obligations including the Facility. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require the Company to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. On October 1, 2008 and thereafter, the Company has the right to call all or a portion of the notes at 100% of the face value plus accrued interest. Under the terms of the 2023 Convertible Notes, such notes become convertible into the Company’s common stock at a conversion rate of 112.4859 shares per $1,000 principal amount of the notes at any time after the Company’s common stock has a closing sale price of at least $9.78 per share, which is 110% of the conversion price per share, for at least 20 days in a period of 30 consecutive trading days ending on the last trading day of the calendar quarter. As a result of the daily closing sales price levels on the Company’s common stock during the second calendar quarter of 2004, the 2023 Convertible Notes became convertible into the Company’s common stock effective July 1, 2004, and will remain convertible throughout the remainder of their term.

Interest expense consisted of the following:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
Facility	$1,936	$233	$2,362	$715
Senior subordinated notes due 2009	2,240	4,212	7,855	9,827
Capital lease obligations	1,603	1,812	3,814	4,228
2004 Convertible Notes	—	1,200	73	2,800
2023 Convertible Notes	969	—	2,262	—
Amortization of loan fees	903	1,091	1,945	2,504
Write-off of unamortized loan fees	3,817	—	4,210	—
Letter of credit fees and other	503	476	1,178	1,128

Total interest expense	$11,971	$9,024	$23,699	$21,202

NOTE (5) FACILITY ACTION CHARGES, NET

The following transactions have been recorded in the accompanying condensed consolidated statements of operations as facility action charges, net:

(i)	impairment of long-lived assets for restaurants the Company closes;

(ii)	impairment of long-lived assets for restaurants with net asset values in excess of estimated fair values;

(iii)	restaurant closure costs (primarily reflecting the estimated liability to terminate leases);

(iv)	gains (losses) on the sale of restaurants and surplus properties; and

(v)	amortization of discount related to estimated liability for closing restaurants.

Quarterly, the Company evaluates the adequacy of its estimated liability for closing restaurants and subsidizing restaurant lease payments for franchisees, and modifies the assumptions used based on actual results from selling surplus properties and terminating leases. The Company also assesses the carrying value of closed restaurant properties each quarter based on estimated property values obtained from a related party real estate broker. The Company closed two Hardee’s, one Carl’s Jr. and one La Salsa company-operated restaurants during the twelve weeks ended August 9, 2004. The Company closed 32 Hardee’s, one Carl’s Jr. and one La Salsa company-operated restaurants during the twenty-eight weeks ended August 9, 2004. During the twelve weeks ended August 9, 2004, the Company identified four Hardee’s, four Carl’s Jr. and three La Salsa company-operated restaurants that are still in operation, but whose estimated fair values did not support the related net asset values and, accordingly, an impairment charge was recorded. During the twenty-eight weeks ended August 9, 2004, the Company identified ten Hardee’s, seven Carl’s Jr. and six La Salsa company-operated restaurants that are still in operation, but whose

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

estimated fair values did not support the related net asset values and, accordingly, an impairment charge was recorded.

The components of facility action charges (gains), net are as follows:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
Hardee’s
New decisions regarding closing restaurants	$227	$266	$4,305	$435
Favorable dispositions of leased and fee surplus properties, net	(576)	(1,418)	(422)	(2,479)
Impairment of assets to be disposed of	393	2,085	458	3,315
Impairment of assets to be held and used	1,004	732	1,830	854
Gain on sales of restaurants and surplus properties, net	(112)	(920)	(923)	(655)
Amortization of discount related to estimated liability for closing restaurants	259	548	595	1,279

	1,195	1,293	5,843	2,749

Carl’s Jr.
New decisions regarding closing restaurants	7	—	7	14
Favorable dispositions of leased and fee surplus properties, net	(130)	(245)	(155)	(245)
Impairment of assets to be disposed of	4	—	4	—
Impairment of assets to be held and used	225	—	1,848	562
(Gain) loss on sales of restaurants and surplus properties, net	15	(461)	(160)	(829)
Amortization of discount related to estimated liability for closing restaurants	67	73	182	195

	188	(633)	1,726	(303)

La Salsa and Other
New decisions regarding closing restaurants	—	—	800	—
(Favorable)/unfavorable dispositions of leased and fee surplus properties, net	(15)	(191)	25	(846)
Impairment of assets to be held and used	588	429	992	429
(Gain) loss on sales of restaurants and surplus properties, net	(2)	(67)	3	(136)
Amortization of discount related to estimated liability for closing restaurants	1	—	3	—

	572	171	1,823	(553)

Total
New decisions regarding closing restaurants	234	266	5,112	449
Favorable dispositions of leased and fee surplus properties, net	(721)	(1,854)	(552)	(3,570)
Impairment of assets to be disposed of	397	2,085	462	3,315
Impairment of assets to be held and used	1,817	1,161	4,670	1,845
Gain on sales of restaurants and surplus properties, net	(99)	(1,448)	(1,080)	(1,620)
Amortization of discount related to estimated liability for closing restaurants	327	621	780	1,474

	$1,955	$831	$9,392	$1,893

Facility action charges for new decisions regarding closing restaurants during the twenty-eight weeks ended August 9, 2004, include (i) $2,628 of provisions associated with 28 Hardee’s restaurants the Company closed during the first fiscal quarter, for which the Company had made the decision to close during the fourth quarter of fiscal 2004; and (ii) $1,043 recorded during the first fiscal quarter for six lease obligations, for which the Company remained liable, associated with the bankruptcy filing of a Hardee’s franchisee during December 2003.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The following table summarizes the activity in the estimated liability for closing restaurants:

Balance at January 31, 2004	$22,325
New decisions regarding closing restaurants	5,112
Usage	(6,317)
Favorable dispositions of leased and fee surplus properties, net	(552)
Amortization of discount	780

Balance at August 9, 2004	21,348
Less current portion, included in other current liabilities	8,487

Long-term portion, included in other long-term liabilities	$12,861

The following table summarizes trailing 13-period sales per restaurant as of August 9, 2004 and August 11, 2003, and the total fiscal quarter and year-to-date operating income (loss), for the one Carl’s Jr., 32 Hardee’s and one La Salsa restaurants the Company closed during the twenty-eight weeks ending August 9, 2004:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
Sales
Carl’s Jr.	$378	$403	$378	$403
Hardee’s	492	526	492	526
La Salsa	724	733	724	733
Operating income (loss)
Carl’s Jr.	$(7)	$4	$(7)	$4
Hardee’s	(172)	(720)	(798)	(1,874)
La Salsa	(3)	(6)	(3)	(6)

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

The dilutive effect of stock options and warrants is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, including tax benefits therefrom, are assumed to be used to purchase the Company’s common stock at the average market price during the period. The dilutive effect of convertible debt is determined using the “if-converted” method, whereby interest charges, net of taxes, applicable to the convertible debt are added back to income and the convertible debt is assumed to have been converted at the beginning of the reporting period, with the resulting common shares being included in weighted-average shares.

The following table presents the number of potentially dilutive shares, in thousands, of the Company’s common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
2004 Convertible Notes	N/A	2,791	125	2,791
2023 Convertible Notes	11,811	—	11,811	—
Stock Options	5,017	4,870	3,487	4,901
Warrants	982	982	982	982

NOTE (7) SEGMENT INFORMATION

The Company is principally engaged in developing, operating and franchising its Carl’s Jr., Hardee’s and La Salsa quick-service restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to the Facility, Senior Notes, 2004 Convertible Notes and 2023 Convertible Notes has been allocated to Hardee’s based on the use of funds. Certain amounts that the Company does not believe would be proper to allocate to the operating segments are included in Other (i.e., gains or losses on sales of long-term investments and the operating results of consolidated variable interest entities). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 of notes to

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

the condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004).

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Twelve Weeks Ended August 9, 2004
Revenue	$181,346	$158,611	$11,898	$1,885	$353,740
Operating income (loss)	7,190	3,092	(1,914)	33	8,401
Income (loss) before income taxes and discontinued operations	6,344	(15,845)	(1,943)	497	(10,947)
Goodwill (as of August 9, 2004)	22,649	—	—	—	22,649
Twelve Weeks Ended August 11, 2003
Revenue	$168,301	$154,198	$10,832	$388	$333,719
Operating income (loss)	15,548	(326)	27	(33)	15,216
Income (loss) before income taxes and discontinued operations	14,477	(8,229)	33	139	6,420
Goodwill (as of August 11, 2003)	22,649	—	34,059	—	56,708

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Twenty-eight Weeks Ended August 9, 2004
Revenue	$418,439	$361,532	$26,657	$2,432	$809,060
Operating income (loss)	28,695	7,069	(4,327)	189	31,626
Income (loss) before income taxes and discontinued operations	26,539	(21,669)	(4,397)	690	1,163
Goodwill (as of August 9, 2004)	22,649	—	—	—	22,649
Twenty-eight Weeks Ended August 11, 2003
Revenue	$387,024	$341,335	$23,971	$947	$753,277
Operating income (loss)	33,873	(9,657)	(161)	490	24,545
Income (loss) before income taxes and discontinued operations	31,547	(29,143)	(159)	691	2,936
Goodwill (as of August 11, 2003)	22,649	—	34,059	—	56,708

NOTE (8) NET ASSETS HELD FOR SALE

In conjunction with the acquisition of Santa Barbara Restaurant Group, Inc. (“SBRG”) in fiscal 2003, the Company made the decision to divest Timber Lodge as the concept does not fit with the Company’s core concepts of quick-service and fast-casual restaurants. The sale of Timber Lodge was completed on September 3, 2004, during the third quarter of fiscal 2005, as discussed below.

Assets held for sale as of August 9, 2004, consisted of the following:

Assets held for sale:
Total assets of Timber Lodge	$15,708
Other surplus property	1,292

$17,000

Net assets of Timber Lodge as of August 9, 2004, consisted of the following:

ASSETS:
Current assets	$934
Property and equipment, net	8,378
Other assets	6,396

Total assets	15,708

LIABILITIES:
Current liabilities	5,259
Other long-term liabilities	1,735

Total liabilities	6,994

NET ASSETS	$8,714

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Total liabilities of Timber Lodge are included in other current liabilities in the accompanying condensed consolidated balance sheets.

The results of Timber Lodge included in the accompanying condensed consolidated statements of operations as discontinued operations for the twelve and twenty-eight week periods ended August 9, 2004, and August 11, 2003, are as follows:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
Revenue	$8,061	$9,059	$21,429	$23,297

Operating income (loss)	(387)	15	(545)	(2,343)
Interest expense	4	12	10	24
Other income, net	87	18	88	274
Income tax benefit	—	(25)	—	(26)

Net income (loss)	$(304)	$46	$(467)	$(2,067)

The operating income (loss) for Timber Lodge for the twelve and twenty-eight weeks ended August 9, 2004 and August 11, 2003, include impairment charges of $281, $898, $0 and $1,566, respectively, to reduce the carrying value of Timber Lodge to fair value.

On September 3, 2004, the Company sold Timber Lodge to T-Lodge Acquisition Corp. for $8,816. The Company received $6,954 in cash and accepted two secured notes aggregating approximately $1,862 from the buyer. The two secured notes are comprised of a $1,000 note maturing on January 1, 2008 and bearing interest of 8.0% and an $862 note maturing on September 3, 2005 and bearing interest of 9.0%. T-Lodge Acquisition Corp. is a privately-held corporation whose owners include certain members of the management team of Timber Lodge and other investors.

NOTE (9) COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to the Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 4). Several standby letters of credit are outstanding under this sub-facility, which secure the Company’s potential workers’ compensation obligations and general and health liability obligations. The Company is required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on its existing claims experience. As of August 9, 2004, the Company had outstanding letters of credit of $64,697 under the revolving portion of the Facility.

As of August 9, 2004, the Company had recorded an accrued liability for contingencies related to litigation in the amount of $11,755, which includes $9,000 pertaining to the Carl’s Jr. purported class action matter discussed below in this Note 9. Certain of the matters for which the Company maintains an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of August 9, 2004, the Company estimated the liability for those losses related to other litigation claims that, in accordance with SFAS No. 5, Accounting for Contingencies, are not accrued, but that the Company believes are reasonably possible to result in an adverse outcome, to be in the range of $535 to $895.

For several years, the Company offered a program whereby it guaranteed the loan obligations of certain franchisees to independent lending institutions. Franchisees have used the proceeds from such loans to acquire certain equipment and pay the costs of remodeling Carl’s Jr. restaurants. In the event a franchisee defaults under the terms of a program loan, the Company is obligated, within 15 days following written demand by the lending institution, to purchase such loan or assume the franchisee’s obligation thereunder by executing an assumption agreement and seeking a replacement franchisee for the franchisee in default. By purchasing such loan, the Company may seek recovery against the defaulting franchisee. As of August 9, 2004, the principal outstanding under program loans guaranteed by the Company totaled approximately $2.0 million, with maturity dates ranging from 2004 through 2009. As of August 9, 2004, the Company had no accrued liability for expected losses under this program and was not aware of any outstanding loans being in default.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

As of August 9, 2004, the Company had unconditional purchase obligations in the amount of $58,335, which include contracts for goods and services primarily related to restaurant operations.

In prior years, as part of its refranchising program, the Company sold restaurants to franchisees. In some cases, these restaurants were on leased sites. The Company entered into agreements with these franchisees but remained principally liable for the lease obligations. The Company accounts for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchising expense. As of August 9, 2004, the present value of the lease obligations under the remaining master leases’ primary terms is $128,548. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to the Company. The present value of the exposure to the Company from franchisees characterized as under financial hardship is $22,232.

The Company is, from time to time, the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company is also, at times, the subject of complaints or allegations from employees, former employees and franchisees. On October 3, 2001, an action was filed by Adam Huizar and Michael Bolden, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, Los Angeles County, seeking class action status and alleging violations of California wage and hour laws. Similar actions were filed by Mary Jane Amberson and James Bolin, individually and on behalf of others similarly situated, in the Superior Court of the State of California, Los Angeles County, on April 5, 2002 and November 26, 2002, respectively. The complaints allege that salaried restaurant management personnel at the Company’s Carl’s Jr. restaurants in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaints seek damages in an unspecified amount, injunctive relief, prejudgment interest, costs and attorneys’ fees. During the quarter ended August 9, 2004, the Company announced that it had reached a preliminary agreement to settle these three lawsuits and fully resolve all complaints contained therein, under which the Company will make a cash payment of up to $9,000 to cover claims by eligible class members, plaintiff attorneys’ fees and costs, payments to the named plaintiffs, and costs of a third-party administrator. A charge of $7,000 was recorded in general and administrative expense during the quarter ended August 9, 2004, to increase the accrued liability for this matter to the estimated settlement amount.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

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

For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Our most significant accounting policies require:

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill, and establish the estimated liability for closing restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, property and general liability insurance programs;

•	determination of appropriate estimated liabilities for loss contingencies related to litigation;

•	determination of the appropriate allowances associated with franchise and license receivables and estimated liabilities for franchise subleases;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of disclosures of pro forma net income or loss; and

•	estimation of our net deferred income tax asset valuation allowance.

Descriptions of these critical accounting policies follow.

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale

Each quarter we evaluate the carrying value of individual restaurants when the operating results have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or a current expectation that a restaurant will be sold or otherwise disposed of before the end of its previously estimated useful life. In making these judgments, we consider the period of time since the restaurant was opened or remodeled and the trend of operations and expectations for future sales growth. For restaurants selected for review, we estimate the future estimated cash flows from operating the restaurant over its estimated useful life. We make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales. We employ a probability-weighted approach wherein we estimate the restaurant’s remaining useful life and the effectiveness of future sales and marketing efforts on same-store sales. In scenarios where same-store sales are not expected to increase, we generally assume a shorter than previously estimated useful life.

Quarterly, we update our model for estimating future cash flows based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans and other relevant information. As the operations of restaurants opened or remodeled in recent years progress to the point that their profitability and future prospects can adequately be evaluated, additional restaurants will become subject to review and to the possibility that impairments exist.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Same-store sales are the key indicator used to estimate future cash flow for evaluating recoverability. To provide a sensitivity analysis of the impairment that could arise were the actual same-store sales of all mature restaurants we own to grow at only the assumed rate of inflation (same-store sales sensitivity), the aggregate additional impairment loss would be approximately $26,967. The inflation rate assumed in making this calculation generally is 2.0% for both revenue and expenses.

Typically, restaurants are operated for three years before we test them for impairment. Also, restaurants typically are not tested for either two or three years following a major remodel (contingent upon the extent of the remodel). We believe this provides the restaurant sufficient time to establish its presence in the market and build a customer base. If we were to test all restaurants for impairment without regard to the amount of time the restaurants were operating, the total asset impairment would increase substantially. Assuming all restaurants were tested under the same assumptions used in the same-store sales sensitivity analysis, and without regard to the length of time open (time open sensitivity), we would be required to record additional impairment losses of approximately $11,944.

The following tables summarize the sensitivity analyses, as classified by restaurants with positive or negative cash flow during the trailing thirteen periods, for both same-store sales sensitivity and time open sensitivity:

Carl’s Jr.

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test
Same-store sales sensitivity
Restaurants with positive cash flow	$99,540	366	$1,730
Restaurants with negative cash flow	11,850	32	7,488

	111,390	398	9,218

Time open sensitivity
Restaurants with positive cash flow.	1,371	4	—
Restaurants with negative cash flow	1,242	27	122

	2,613	31	122

Total
Restaurants with positive cash flow	100,911	370	1,730
Restaurants with negative cash flow	13,092	59	7,610

	$114,003	429	$9,340

Hardee’s

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test
Same-store sales sensitivity
Restaurants with positive cash flow	$150,364	344	$4,735
Restaurants with negative cash flow	18,387	60	12,238

	168,751	404	16,973

Time open sensitivity
Restaurants with positive cash flow	117,320	239	2,495
Restaurants with negative cash flow	4,572	47	3,646

	121,892	286	6,141

Total
Restaurants with positive cash flow	267,684	583	7,230
Restaurants with negative cash flow	22,959	107	15,884

	$290,643	690	$23,114

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

La Salsa

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test
Same-store sales sensitivity
Restaurants with positive cash flow	$7,813	39	$284
Restaurants with negative cash flow	492	3	492

	8,305	42	776

Time open sensitivity
Restaurants with positive cash flow	712	4	—
Restaurants with negative cash flow	7,774	16	5,681

	8,486	20	5,681

Total
Restaurants with positive cash flow	8,525	43	284
Restaurants with negative cash flow	8,266	19	6,173

	$16,791	62	$6,457

Core Concepts Combined

	Net Book	Number of	Impairment Under
	Value	Restaurants	Sensitivity Test
Same-store sales sensitivity
Restaurants with positive cash flow	$257,717	749	$6,749
Restaurants with negative cash flow	30,729	95	20,218

	288,446	844	26,967

Time open sensitivity
Restaurants with positive cash flow	119,403	247	2,495
Restaurants with negative cash flow	13,588	90	9,449

	132,991	337	11,944

Total
Restaurants with positive cash flow	377,120	996	9,244
Restaurants with negative cash flow	44,317	185	29,667

	$421,437	1,181	$38,911

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. During the first quarter of fiscal year 2005, we performed a valuation of the Carl’s Jr. brand. We concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of August 9, 2004, we had $22,649 in goodwill recorded on our consolidated balance sheet, all of which relates to Carl’s Jr.

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

A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which we determine based on our broker’s (a related party) assessment of its ability to successfully negotiate early terminations of our lease agreements with the lessors or sublease the property. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated or the owned property has been sold. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. The present value of our operating lease payment obligations on all closed restaurants is approximately $35,514, which represents the discounted amount we would be required to pay if we are unable to terminate the leases prior to the terms required in the lease agreements or enter into sublease agreements. However, it is our experience that we can often terminate those leases for less than that amount, or sublease the property and, accordingly, we have recorded an estimated liability for operating lease obligations of $16,489 as of August 9, 2004.

Estimated Liability for Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, property and general liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, property and general liability claims over $500. Insurance liabilities and reserves are accounted for based on the present value of actuarial estimates of the amount of incurred and unpaid losses, based approximately on a risk-free interest rate. During the fourth quarter of fiscal 2004, we adjusted the rate to 4.5% due to prolonged changes in the interest rate environment. These estimates rely on actuarial observations of historical claim loss development. The actuary, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development we estimated in conjunction with the actuary. In that event, we will modify the reserve. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we may, in conjunction with the actuary, adjust the expected losses upward and our future self-insurance expenses will rise. As a result mainly of increases in actuarial estimates of claims costs for prior periods, during the second quarter of fiscal 2005 we recorded additional expense of approximately $2,700 to increase our insurance reserves. Consistent with trends the restaurant industry has experienced in recent years, particularly in California where claim cost trends are among the highest in the country, workers’ compensation liability premiums and claim costs continue to increase. Additionally, after several years of increases, our property and general liability insurance premiums have leveled.

Loss Contingencies

We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”),which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our consolidated financial statements. If only a range of loss can be determined, we accrue to the low end of the range. In accordance with SFAS 5, as of August 9, 2004, we have recorded an accrued liability for contingencies related to litigation in the amount of $11,755 (See note 9 of notes to condensed consolidated financial statements herein for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related consolidated financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts we have accrued in our condensed consolidated financial statements.

In addition, as of August 9, 2004, we estimated the liability for those losses related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $535 to $895. In accordance with SFAS 5, we have not recorded a liability for those losses.

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

Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. We account for the sublease payments received as franchising income. Our payments on the leases are included within franchised and licensed restaurants and other expense in our consolidated statements of operations. As of August 9, 2004, the present value of our total obligation on such lease arrangements with Hardee’s and Carl’s Jr. franchisees was $37,569 and $90,979, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past or may encounter in the future. However, we can provide no assurance that this will not occur.

In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of August 9, 2004, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $25,345 and $10,041, respectively. Troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-owned restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of August 9, 2004, the net book value of land and buildings under lease to Hardee’s franchisees that are considered to be troubled franchisees was approximately $22,804 and is included in the amount above. During fiscal 2005 or

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.

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

The amount of the estimated liability is established using the methodology described in Estimated Liability for Closing Restaurants above. Consistent with SFAS 146, we have not established an additional estimated liability for potential losses not yet incurred. The present value of the lease obligations for which we remain principally liable and have entered into subleases with troubled franchisees was approximately $22,232 as of August 9, 2004 (five troubled franchisees represent all of this amount). If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion above). The likelihood of needing to increase the estimated liability for future lease obligations is related to the success of our Hardee’s concept (i.e., if our Hardee’s concept results continue to improve from the execution of our comprehensive plan, we would reasonably expect that the financial performance of our franchisees would improve).

Stock-Based Compensation

As discussed in Notes 1 and 23 of notes to condensed consolidated financial statements of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. We have elected to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Because of this election, we are required to make certain disclosures of pro forma net income or loss assuming we had adopted SFAS 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation (see Note 1 of notes to condensed consolidated financial statements for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation).

Valuation Allowance for Net Deferred Tax Assets

As disclosed in Note 20 of notes to consolidated financial statements of our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, we have recorded a 100% valuation allowance against our net deferred tax assets. If our business turnaround is successful, we have been profitable for a number of years, and our prospects for the realization of our deferred tax assets are more likely than not, we would reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows mentioned above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of January 31, 2004, our net deferred tax assets net to zero due to our related valuation allowance of approximately $171,000.

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2005 Comparisons with Fiscal 2004

The factors discussed below impact comparability of operating performance for the twelve and twenty-eight weeks ended August 9, 2004, to the twelve and twenty-eight weeks ended August 11, 2003, or could impact comparisons for the remainder of fiscal 2005.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Divestiture of Timber Lodge

As discussed in Note 8 of notes to condensed consolidated financial statements, Timber Lodge is accounted for as a discontinued operation, and we completed the sale of Timber Lodge on September 3, 2004. The results of Timber Lodge included in our Condensed Consolidated Statements of Operations as discontinued operations for the twelve and twenty-eight week periods ended August 9, 2004 and August 11, 2003, are as follows:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
Revenue	$8,061	$9,059	$21,429	$23,297

Operating income (loss)	(387)	15	(545)	(2,343)
Interest expense	4	12	10	24
Other income, net	87	18	88	274
Income tax benefit	—	(25)	—	(26)

Net income (loss)	$(304)	$46	$(467)	$(2,067)

The operating income (loss) for Timber Lodge for the twelve and twenty-eight weeks ended August 9, 2004 and August 11, 2003, include impairment charges of $281, $898, $0 and $1,566, respectively, to reduce the carrying value of Timber Lodge to fair value.

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

Business Strategy

We remain focused on vigorously pursuing a comprehensive business strategy. The main components of our strategy are as follows:

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

Hardee’s Revolution

We completed a comprehensive plan to revitalize Hardee’s involving a repositioning of the brand as a premium

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

burger restaurant (the “Hardee’s Revolution”) during fiscal 2004. The plan included menu adjustments and associated advertising and media strategies. This menu, featuring Angus beef Thickburgers, along with related media, seeks to distinguish Hardee’s as a premium burger specialist.

Franchise Operations

Like others in the quick-service restaurant industry, some of our franchise operators experience financial difficulties from time to time with respect to their operations. Our approach to dealing with financial and operational issues that arise from these situations is described under Critical Accounting Policies above, under the heading Franchised and Licensed Operations. Some franchise operators in the Hardee’s system have experienced significant financial problems and, as discussed above, there are a number of potential resolutions of these financial issues.

We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we quarterly review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants (see discussion under Critical Accounting Policies — Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of August 9, 2004, our consolidated provision for doubtful accounts of notes receivable was 68% of the gross balance of notes receivable and our consolidated provision for doubtful accounts on accounts receivable was 5% of the gross balance of accounts receivable. During fiscal 2004, we accepted several notes receivable pursuant to completing workout agreements with several troubled franchisees. Also, as of August 9, 2004, we have not recognized $4,312 in accounts receivable and $6,422 in notes receivable pertaining to royalty and rent revenue due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our provisions for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations. The result of increasing the allowances for doubtful accounts is an effective royalty rate lower than our standard contractual royalty rate.

The effective royalty rate reflects royalties deemed collectible as a percent of franchise-generated revenue for all franchisees for which we are recognizing revenue. For the trailing thirteen periods ended August 9, 2004, the effective royalty rates for domestic Carl’s Jr. and Hardee’s franchised and licensed restaurants were 3.8% and 3.7%, respectively. For the trailing thirteen periods ended August 11, 2003, the effective royalty rates for domestic Carl’s Jr. and Hardee’s franchised and licensed restaurants were 3.7% and 3.6%, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Financial Comparison

The table below is a condensed presentation of certain changes in the components of income (loss), and is designed to facilitate the discussion of results in this Form 10-Q.

	(All amounts are approximate and in millions)
	Second Fiscal Quarter	Year-To_Date
Current Year:
Net income (loss)	$(11.4)	$0.2
Prior Year:
Net income	$6.3	$0.4

Decrease in net income	$(17.7)	$(0.2)

	(All amounts are approximate and in millions)
	Second Quarter	Year-To-Date
	Fiscal Year 2005 vs.	Fiscal Year 2005 vs.
	Second Quarter	Year-To-Date
	Fiscal Year 2004	Fiscal Year 2004
Items causing net income to decrease from the prior year to the current year:
Approximate store margin improvement in Hardee’s restaurants owned at August 9, 2004	$4.1	$19.9
Approximate store margin improvement in Carl’s Jr. restaurants owned at August 9, 2004	0.8	6.2
Increase in Hardee’s and Carl’s Jr. net franchising income, excluding provisions for doubtful accounts	3.6	9.9
Increase in provision for litigation settlements	(8.4)	(8.2)
Provision for disposal of interest in corporate aircraft	(1.5)	(1.5)
Increase in corporate overhead	(4.2)	(10.8)
Increase in facility action charges	(1.1)	(7.5)
(Increase) decrease in loss from discontinued operations	(0.4)	1.6
Decrease in provisions for doubtful accounts	1.7	4.0
Increase in advertising expense, excluding La Salsa and Green Burrito	(0.6)	(1.8)
Decrease in interest expense, excluding write-off of unamortized loan fees	0.8	1.7
Increase in operating losses of La Salsa and Green Burrito, excluding facility action charges and provisions for doubtful accounts	(1.5)	(2.0)
Increase in write-off of unamortized loan fees	(3.8)	(4.2)
Premium paid upon redemption of Senior Notes	(9.1)	(9.1)
Increase in other income, net, excluding premium paid upon redemption of Senior Notes	1.5	2.8
All other, net	0.4	(1.2)

Decrease in net income	$(17.7)	$(0.2)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis and are presented in the same format in which we present segment information (see Note 7 of notes to condensed consolidated financial statements).

	Twelve Weeks Ended August 9, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated revenue	$129,412	$140,569	$11,498	$323	$281,802
Company-operated average weekly unit volume (actual $- not in thousands)	25,195	17,089	15,257
Company-operated average unit volume (trailing 13 periods)	1,255	838	736
Franchise-operated average unit volume (trailing 13 periods)	1,120	887	798
Average check (actual $- not in thousands) (B)	5.92	4.68	9.76
Company-operated same-store sales increase (C)	8.1%	6.2%	4.6%
Company-operated same-store transactions increase (decrease) (D)	1.6%	(0.7)%	0.8%
Franchise-operated same-store sales increase (C)	7.6%	4.8%	3.2%
Operating costs as a % of company-operated revenue:
Food and packaging	29.5%	30.2%	27.0%
Payroll and employee benefits	28.9%	33.7%	37.2%
Occupancy and other operating costs	20.7%	21.6%	33.7%
Restaurant level margin	20.9%	14.5%	2.1%
Advertising as a percentage of company-operated revenue	6.8%	5.9%	2.7%
Franchising revenue:
Royalties	$5,764	$10,833	$400	$79	$17,076
Distribution centers	41,129	4,416	—	—	45,545
Rent	4,824	2,640	—	—	7,464
Retail sales of variable interest entity	—	—	—	1,483	1,483
Other	217	153	—	—	370

Total franchising revenue	51,934	18,042	400	1,562	71,938

Franchising expense:
Administrative expense (including provision for bad debts)	644	418	202	—	1,264
Distribution centers	39,778	4,318	—	—	44,096
Rent & other occupancy	4,114	1,620	—	—	5,734
Operating costs of variable interest entity	—	—	—	1,463	1,463

Total franchising expense	44,536	6,356	202	1,463	52,557

Net franchising income	$7,398	$11,686	$198	$99	$19,381

Facility action charges, net	$188	$1,195	$567	$5	$1,955
Operating income (loss)	$7,190	$3,092	$(1,914)	$33	$8,401

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Twelve Weeks Ended August 11, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated revenue	$121,792	$138,611	$10,439	$326	$271,168
Company-operated average weekly unit volume (actual $- not in thousands)	22,940	15,838	14,944
Company-operated average unit volume (trailing 13 periods)	1,158	758	726
Franchise-operated average unit volume (trailing 13 periods)	1,060	808	640
Average check (actual $- not in thousands) (B)	5.55	4.38	9.20
Company-operated same-store sales increase (decrease) (C)	2.3%	1.0%	(2.0)%
Company-operated same-store transactions decrease (D)	(1.0)%	(7.0)%	(3.0)%
Franchise-operated same-store sales increase (decrease) (C)	(1.3)%	(1.8)%	4.5%
Operating costs as a % of company-operated revenue:
Food and packaging	28.5%	31.3%	25.9%
Payroll and employee benefits	28.5%	33.8%	30.2%
Occupancy and other operating costs	21.2%	23.4%	33.1%
Restaurant level margin	21.8%	11.5%	10.8%
Advertising as a percentage of company-operated revenue	6.4%	6.2%	1.0%
Franchising revenue:
Royalties	$5,078	$9,192	$393	$62	$14,725
Distribution centers	36,342	4,209	—	—	40,551
Rent	4,927	2,080	—	—	7,007
Other	162	106	—	—	268

Total franchising revenue	46,509	15,587	393	62	62,551

Franchising expense:
Administrative expense (including provision for bad debts)	977	1,511	128	—	2,616
Distribution centers	35,341	3,891	—	—	39,232
Rent & other occupancy	4,882	1,777	—	—	6,659

Total franchising expense	41,200	7,179	128	—	48,507

Net franchising income	$5,309	$8,408	$265	$62	$14,044

Facility action charges (gains), net	$(633)	$1,293	$192	$(21)	$831
Operating income (loss)	$15,548	$(326)	$27	$(33)	$15,216

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Twenty-eight Weeks Ended August 9, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated revenue	$299,621	$321,587	$25,700	$766	$647,674
Company-operated average weekly unit volume (actual $- not in thousands)	25,033	16,625	14,803
Average check (actual $- not in thousands) (B)	5.85	4.62	9.62
Company-operated same-store sales increase (C)	9.0%	9.3%	5.3%
Company-operated same-store transactions increase (D)	1.7%	0.6%	1.8%
Franchise-operated same-store sales increase (C)	8.0%	7.7%	3.8%
Operating costs as a % of company-operated revenue:
Food and packaging	28.9%	29.7%	27.4%
Payroll and employee benefits	28.4%	33.4%	35.0%
Occupancy and other operating costs	21.0%	21.4%	33.4%
Restaurant level margin	21.7%	15.5%	4.2%
Advertising as a percentage of company- operated revenue	6.6%	5.9%	2.7%
Franchising revenue:
Royalties	$13,345	$24,171	$924	$183	$38,623
Distribution centers	93,386	9,653	—	—	103,039
Rent	11,505	5,852	—	—	17,357
Retail sales of variable interest entity	—	—	—	1,483	1,483
Other	582	269	33	—	884

Total franchising revenue	118,818	39,945	957	1,666	161,386

Franchising expense:
Administrative expense (including provision for bad debts)	1,996	1,701	653	—	4,350
Distribution centers	90,765	9,728	—	—	100,493
Rent & other occupancy	9,411	3,827	—	—	13,238
Operating costs of variable interest entity	—	—	—	1,463	1,463

Total franchising expense	102,172	15,256	653	1,463	119,544

Net franchising income	$16,646	$24,689	$304	$203	$41,842

Facility action charges, net	$1,726	$5,843	$1,766	$57	$9,392
Operating income (loss)	$28,695	$7,069	$(4,327)	$189	$31,626

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Twenty-eight Weeks Ended August 11, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated revenue	$280,076	$306,224	$23,135	$775	$610,210
Company-operated average weekly unit volume (actual $- not in thousands)	22,618	14,980	14,341
Average check (actual $- not in thousands) (B)	5.44	4.25	9.10
Company-operated same-store sales increase (decrease) (C)	0.8%	(1.7)%	(2.0)%
Company-operated same-store transactions decrease (D)	(1.7)%	(8.7)%	(4.2)%
Franchise-operated same-store sales increase (decrease) (C)	(1.5)%	(4.1)%	1.9%
Operating costs as a % of company-operated revenue:
Food and packaging	28.4%	31.1%	26.1%
Payroll and employee benefits	28.8%	35.8%	30.9%
Occupancy and other operating costs	21.6%	23.8%	32.2%
Restaurant level margin	21.2%	9.3%	10.8%
Advertising as a percentage of company-operated revenue	6.4%	6.3%	2.1%
Franchising revenue:
Royalties	$11,647	$19,665	$836	$172	$32,320
Distribution centers	82,921	11,067	—	—	93,988
Rent	12,023	4,199	—	—	16,222
Other	357	180	—	—	537

Total franchising revenue	106,948	35,111	836	172	143,067

Franchising expense:
Administrative expense (including provision for bad debts)	2,334	3,066	264	—	5,664
Distribution centers	80,770	11,257	—	—	92,027
Rent & other occupancy	11,654	4,071	—	—	15,725

Total franchising expense	94,758	18,394	264	—	113,416

Net franchising income	$12,190	$16,717	$572	$172	$29,651

Facility action charges (gains), net	$(303)	$2,749	$192	$(745)	$1,893
Operating income (loss)	$33,873	$(9,657)	$(161)	$490	$24,545

(A) Other consists of a few Green Burrito stores that are not dual-branded and a consolidated variable interest Hardee’s franchise entity over which we do not exercise decision-making authority. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in Other.

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

(C) Same-store sales is a widely used performance indicator in our industry. This indicator is a measure of revenue growth on the existing comparable store base of a multi-unit chain company such as ours and is measured as a percentage variance over the same fiscal period in the prior year. Same-store sales can help illustrate how competitive forces and external economic conditions benefit or impact us, as well as any benefit from the diverse value propositions and marketing initiatives undertaken by us. However, same-store sales must be viewed in light of numerous factors which may have occurred in either the prior or current fiscal period and can make same-store sales comparisons less indicative of actual performance. Such factors can include, among other things, weather conditions, successful or unsuccessful promotions, successful or unsuccessful advertising campaigns, new product introductions, competitive activity, and/or holiday alignments. In calculating same-store sales, we include restaurants open for 14 full accounting periods, which allows for a year-over-year comparison.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

(D) Same-store transactions represent the number of individual sales recorded at each of our restaurants but are not a measure of the number of customers or products sold at any such restaurants as any given transaction may involve one or more individuals or products. Same-store transactions is viewed on the same basis as same-store sales above and is another widely used performance indicator in our industry. This indicator is a measure of the number of sales recorded in the existing comparable store base and is measured as a percentage variance over the same fiscal period in the prior year. Same-store transactions is another measure of the effects of competitive forces and economic conditions on consumer behavior and resulting benefit, or impact, to us. Same-store transactions also reflect any benefit or detriment from the diverse value propositions and marketing initiatives undertaken by us. However, same-store transactions also must be viewed in light of numerous factors which may have occurred in either the prior or current fiscal period and can make same-store transaction comparisons less indicative of actual performance. Such factors can include, among other things, weather conditions, successful or unsuccessful promotions, successful or unsuccessful advertising campaigns, new product introductions, competitive activity, and/or holiday alignments. Premium product pricing may also have a negative impact on transactions while positively impacting sales and/or profits. Conversely, value product pricing or discounting may have a negative impact on profits but a positive impact on transactions.

Presentation of Non-GAAP Measures

EBITDA

EBITDA is a typical non-GAAP measure (i.e., a measure calculated and presented on the basis of methodologies other than in accordance with accounting principles generally accepted in the United States of America, or “GAAP”) for companies that issue public debt and a measure used by the lenders under our bank credit facility. We believe EBITDA is useful to our investors as an indicator of earnings available to service debt. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. We calculate EBITDA as earnings before operations of discontinued segment, interest expense, income taxes, depreciation and amortization, facility action charges, premiums on early redemption of debt, impairment of goodwill and impairment of assets held for sale. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. Additionally, we believe EBITDA is a more meaningful indicator of earnings available to service debt when certain charges, such as impairment of goodwill and facility action charges, are excluded from income (loss) from continuing operations. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes and debt service payments and cash costs arising from facility actions.

	Twelve Weeks Ended August 9, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$6,301	$(15,859)	$(1,943)	$68	$(11,433)
Loss from operations of discontinued segment, excluding impairment	—	—	—	23	23
Interest expense	1,102	10,857	(1)	13	11,971
Income tax expense	44	14	—	124	182
Depreciation and amortization	5,314	8,389	927	41	14,671
Facility action charges, net	188	1,195	567	5	1,955
Premium on early redemption of Senior Notes	—	9,126	—	—	9,126
Impairment of Timber Lodge	—	—	—	281	281

EBITDA	$12,949	$13,722	$(450)	$555	$26,776

	Twelve Weeks Ended August 11, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$14,475	$(8,256)	$33	$3	$6,255
Income from operations of discontinued segment, excluding impairment	—	—	—	(46)	(46)
Interest expense	1,345	7,726	(32)	(15)	9,024
Income tax expense	2	27	—	182	211
Depreciation and amortization	5,824	8,294	863	42	15,023
Facility action charges, net	(633)	1,293	192	(21)	831

EBITDA	$21,013	$9,084	$1,056	$145	$31,298

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Twenty-eight Weeks Ended August 9, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$26,436	$(21,707)	$(4,398)	$(86)	$245
Income from operations of discontinued segment, excluding impairment	—	—	—	(431)	(431)
Interest expense	2,783	20,927	(25)	14	23,699
Income tax expense	103	39	1	308	451
Depreciation and amortization	12,244	19,722	2,192	95	34,253
Facility action charges, net	1,726	5,843	1,766	57	9,392
Premium on early redemption of Senior Notes	—	9,126	—	—	9,126
Impairment of Timber Lodge	—	—	—	898	898

EBITDA	$43,292	$33,950	$(464)	$855	$77,633

	Twenty-eight Weeks Ended August 11, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$31,490	$(29,204)	$(159)	$(1,688)	$439
Loss from operations of discontinued segment, excluding impairment	—	—	—	501	501
Interest expense	2,880	18,357	(27)	(8)	21,202
Income tax expense	57	61	—	312	430
Depreciation and amortization	13,377	18,680	1,913	98	34,068
Facility action charges, net	(303)	2,749	192	(745)	1,893
Impairment of Timber Lodge	—	—	—	1,566	1,566

EBITDA	$47,501	$10,643	$1,919	$36	$60,099

The following table reconciles EBITDA (a non-GAAP measure) to cash flow provided by operating activities (a GAAP measure):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
Net cash provided by operating activities	$20,165	$26,314	$67,611	$44,742
Interest expense	11,971	9,024	23,699	21,202
Income tax expense	182	211	451	430
Premium on early redemption of Senior Notes	9,126	—	9,126	—
Amortization of loan fees	(952)	(1,123)	(1,994)	(2,536)
Recovery of (provision for) losses on accounts and notes receivable	1,550	(128)	1,792	(2,192)
Loss on sales of property and equipment, capital leases and extinguishment of debts	(5,043)	(306)	(6,341)	(89)
Other non-cash credits	(182)	150	483	167
Net change in refundable income taxes	425	(497)	421	(639)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(210)	1,720	3,298	4,956
Net change in accounts receivable, inventories, prepaid expenses and other current assets	3,306	5,280	(6,709)	(5,722)
Net change in accounts payable and other current and long term liabilities	(13,842)	(9,398)	(14,456)	(436)
EBITDA from operations of discontinued segment	(19)	32	441	(503)
Cash provided to discontinued segment	280	51	252	216

EBITDA, including operations of discontinued segment	26,757	31,330	78,074	59,596
Less: EBITDA from operations of discontinued segment	19	(32)	(441)	503

EBITDA	$26,776	$31,298	$77,633	$60,099

Carl’s Jr.

During the twelve weeks ended August 9, 2004, we opened two Carl’s Jr. restaurants. Carl’s Jr. franchisees and licensees opened four restaurants. During the twenty-eight weeks ended August 9, 2004, we opened four Carl’s Jr. restaurants. Carl’s Jr. franchisees and licensees opened nine restaurants. The following tables show the change in the

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Carl’s Jr. restaurant portfolio, as well as the change in revenue for the current quarter and year-to-date:

	Restaurant Portfolio			Revenue
	Second Fiscal Quarter			Second Fiscal Quarter			Year-To-Date
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Company	429	442	(13)	$129,412	$121,792	$7,620	$299,621	$280,076	$19,545
Franchised and licensed(a)	587	558	29	51,934	46,509	5,425	118,818	106,948	11,870

Total	1,016	1,000	16	$181,346	$168,301	$13,045	$418,439	$387,024	$31,415

(a) Includes $41,129, $36,342, $93,386 and $82,921 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants during the twelve weeks ended August 9, 2004, and August 11, 2003, and the twenty-eight weeks ended August 9, 2004, and August 11, 2003, respectively.

Company-Operated Restaurants

Revenue from company-operated Carl’s Jr. restaurants increased $7,620, or 6.3%, to $129,412 during the twelve weeks ended August 9, 2004, as compared to the twelve weeks ended August 11, 2003. This increase resulted primarily from an 8.1% increase in same-store sales, partially offset by the impact of selling 15 company stores located in Arizona to a franchisee in the fourth quarter of fiscal 2004. During the twenty-eight week period ended August 9, 2004, revenue from company-operated Carl’s Jr. restaurants increased $19,545, or 7.0%, to $299,621. We believe the launch of several new products during the current fiscal year, including The Low Carb Six Dollar Burger™, the Low Carb Breakfast Bowl™, the Low Carb Charbroiled Chicken Club™ and two new entrée salads, as well as conversion to 100 percent Angus beef in The Six Dollar Burger ™, contributed to the growth in same-store sales. Promotional item sales also increased $1,375 during the twenty-eight weeks ended August 9, 2004, as compared to the prior year comparable period, primarily due to a current year bobblehead promotion featuring members of the National Basketball Association’s (“NBA”) Los Angeles Lakers, which was broader than a similar promotion featuring members of the NBA’s Sacramento Kings in the prior year.

     The changes in the restaurant-level margin are explained as follows:

	Twelve	Twenty-eight
	Weeks Ended	Weeks Ended
	August 9, 2004	August 9, 2004
Restaurant-level margin for the period ended August 11, 2003	21.8%	21.2%
Increase in food and packaging costs	(1.0)	(0.5)
Increase in workers’ compensation expense	(0.9)	(0.4)
Decrease in labor costs, excluding workers’ compensation	0.5	0.7
Increase in general liability insurance expense	(0.4)	—
Decrease in utilities expense	0.3	0.2
Decrease in depreciation, rent, property taxes and licenses	0.3	0.2
Decrease in repair and maintenance expense	0.2	0.2
Increase in cost of promotional items	—	(0.3)
Other, net	0.1	0.4

Restaurant-level margin for the period ended August 9, 2004	20.9%	21.7%

Food and packaging costs as a percent of sales increased during the twelve and twenty-eight weeks ended August 9, 2004, as compared to the prior year periods, due primarily to increases in the cost of several commodities, primarily beef, during the second quarter of fiscal 2005.

Workers’ compensation expense as a percent of sales increased during the twelve and twenty-eight weeks ended August 9, 2004, as compared to the prior year periods, mainly as a result of an approximate $1,100 charge recorded in the current year second fiscal quarter to reflect an increase in the actuarial estimate of claims losses in prior policy periods.

Labor costs, excluding workers’ compensation, as a percent of sales decreased during the twelve and twenty-eight weeks ended August 9, 2004, as compared to the twelve and twenty-eight weeks ended August 11, 2003, due mainly to benefits of sales leverage.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

General liability insurance expense increased during the twelve weeks ended August 9, 2004, from the comparable prior year period, primarily due to an approximate $500 credit recorded in the prior year as a result of actuarial analysis of our general liability insurance accrual. The current year actuarial analysis yielded an insignificant change. Since the beginning of fiscal 2004, loss development on general liability claims for recent fiscal years has been less than previously estimated.

Utilities expense as a percent of sales decreased during the twelve and twenty-eight weeks ended August 9, 2004, as compared to the prior year, due mainly to benefits of sales leverage, partially offset by recording a decrease to estimated utility costs in the prior year first fiscal quarter upon finalizing contract terms with a new fixed-rate energy provider.

Depreciation, rent, property taxes and licenses expenses, as well as repair and maintenance expense, as percents of sales, decreased during the twelve and twenty-eight weeks ended August 9, 2004, from the comparable prior year period, due mainly to sales leverage.

Promotional items costs as a percent of sales increased during the twenty-eight weeks ended August 9, 2004, due to the promotional items sales increase noted above.

On October 5, 2003, the Governor of California signed Senate Bill 2, known as the “Health Insurance Act of 2003” (“SB2”), which will require certain California businesses either to pay at least 80% of the premiums for a basic individual health insurance package for its employees who work over 100 hours per month and their dependents, or to pay a fee into a state pool for the purchase of health insurance for uninsured, low-income workers. California businesses that employ 200 or more employees must comply with the new law beginning on January 1, 2006. We currently do not offer health insurance benefits to our hourly employees. SB2 is currently being challenged on several fronts. In particular, Proposition 72, a measure that will be included in the State of California election ballot on November 2, 2004, will allow a majority of California voters to halt the implementation of SB2. If SB2 is halted by Proposition 72, employers would be allowed to continue to choose whether to provide health insurance for their employees and dependents. We continue to evaluate the status and impact of this legislation, which could be material to our results of operations.

Franchised and Licensed Restaurants

Franchised and licensed restaurant revenues increased $5,425, or 11.7%, to $51,934 during the twelve weeks ended August 9, 2004, as compared to the twelve weeks ended August 11, 2003. The increase is comprised mainly of an increase of $4,787, or 13.2%, in food, paper and supplies sales to franchisees, resulting from the increase in the franchise store base over the comparable prior year period, overall commodity cost increases passed through to franchisees and the food purchasing volume impact of the 7.6% increase in franchise same-store sales. For similar reasons, franchise royalties also grew $686, or 13.5%, during the twelve weeks ended August 9, 2004, as compared to the twelve weeks ended August 11, 2003.

Franchised and licensed restaurant revenues increased $11,870, or 11.1%, to $118,818 during the twenty-eight weeks ended August 9, 2004, as compared to the twenty-eight weeks ended August 11, 2003. The increase is comprised mainly of an increase of $10,465, or 12.6%, in food, paper and supplies sales to franchisees and an increase of $1,698, or 14.6%, in franchise royalties, both for reasons similar to those noted in the second fiscal quarter discussion above.

Net franchising income increased $2,089, or 39.3%, during the twelve weeks ended August 9, 2004, as compared to the twelve weeks ended August 11, 2003, and increased $4,456, or 36.6%, during the twenty-eight weeks ended August 9, 2004, as compared to the twenty-eight weeks ended August 11, 2003. These increases are primarily due to increased profits from subleasing facilities to franchisees and the increase in franchise royalties.

Although not required to do so, approximately 89% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Hardee’s

During the twelve weeks ended August 9, 2004, we closed two Hardee’s restaurants. During the same period, Hardee’s franchisees and licensees opened one restaurant and closed 17 restaurants. For the twenty-eight weeks ended August 9, 2004, we closed 32 Hardee’s restaurants and opened one restaurant. During the same period, Hardee’s franchisees and licensees opened three restaurants and closed 32 restaurants. The following table shows the change in the Hardee’s restaurant portfolio, as well as the change in revenue for the current quarter and year-to-date:

	Restaurant Portfolio			Revenue
	Second Fiscal Quarter			Second Fiscal Quarter			Year-To-Date
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Company	690	729	(39)	$140,569	$138,611	$1,958	$321,587	$306,224	$15,363
Franchised and licensed	1,377	1,425	(48)	18,042	15,587	2,455	39,945	35,111	4,834

Total	2,067	2,154	(87)	$158,611	$154,198	$4,413	$361,532	$341,335	$20,197

During the fourth quarter of fiscal 2003, we introduced a new menu at Hardee’s pursuant to our “Hardee’s Revolution” strategy. We determined that significant management and staff training would be required to properly execute the new menu. We also invested in additional labor in the restaurants to ensure outstanding customer service during the training stage of the Hardee’s Revolution. These investments significantly impacted our financial results during the twelve and twenty-eight week periods ended August 11, 2003. In addition, the deletion of up to 40 menu items pursuant to the Hardee’s Revolution strategy negatively affected sales at both company-operated and franchised Hardee’s restaurants through the first half of fiscal 2004. As the training, implementation and introduction of the Hardee’s Revolution were completed in early fiscal 2004, we have adjusted our staffing levels. We have also experienced significant sales trend improvements since the completion of Hardee’s Revolution rollout, including same-store sales growth at company-operated restaurants for 14 consecutive four-week reporting periods through August 9, 2004.

Company-Operated Restaurants

Same-store sales for company-operated Hardee’s restaurants increased 6.2% during the twelve weeks and 9.3% during the twenty-eight weeks ended August 9, 2004. We believe this increase reflects positive consumer reception of the Hardee’s Revolution menu changes. A 4% price increase implemented at the beginning of the fourth quarter of fiscal 2004 to address cost pressures, particularly the cost of beef, may have also contributed to our same-store sales growth.

Revenue from company-operated Hardee’s restaurants increased $1,958, or 1.4%, during the twelve weeks ended August 9, 2004, as compared to the twelve weeks ended August 11, 2003. This increase is due to the increase in same-store sales discussed above, partially offset by the closure of 30 restaurants during the first quarter of fiscal 2005 that did not adequately respond to the Hardee’s Revolution strategy and other minor store closure activity. The average check during the twelve weeks ended August 9, 2004 was $4.68, as compared to $4.38 during the twelve weeks ended August 11, 2003. The increase in average check is primarily due to our shift to premium products, reductions in couponing and discounted menu items, and the price increase in the fourth quarter of fiscal 2004.

Revenue from company-operated Hardee’s restaurants increased $15,363, or 5.0%, during the twenty-eight weeks ended August 9, 2004, as compared to the twenty-eight weeks ended August 11, 2003. This increase is also due to the increase in same-store sales discussed above, partially offset by the restaurant closures. Consistent with the second quarter of fiscal 2005, the average check during the twenty-eight weeks ended August 9, 2004 increased to $4.62, as compared to $4.25 during the twenty-eight weeks ended August 11, 2003.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The changes in restaurant-level margins are explained as follows:

	Twelve	Twenty-eight
	Weeks Ended	Weeks Ended
	August 9, 2004	August 9, 2004
Restaurant-level margin for the period ended August 11, 2003	11.5%	9.3%
Decrease in labor and incentive costs, excluding workers’ compensation	1.4	3.0
Decrease in food and packaging costs	1.1	1.3
Increase in workers’ compensation insurance expense	(1.0)	(0.4)
Decrease in general liability insurance expense	0.8	0.6
Increase in asset retirement expense	(0.5)	(0.3)
Decrease in repair and maintenance expenses	0.4	0.3
Decrease in cost of promotional items	0.3	0.2
Decrease in utilities expense	0.2	0.6
Decrease in rent, depreciation, property taxes and licenses	0.2	0.3
Decrease in restaurant opening costs	—	0.2
Other, net	0.1	0.4

Restaurant-level margin for the period ended August 9, 2004	14.5%	15.5%

Labor costs, excluding workers’ compensation, decreased significantly as a percent of sales during the twelve and twenty-eight week periods ended August 9, 2004, from the comparable prior year period. This decrease resulted mainly from adjusting staffing levels after completing the Hardee’s Revolution rollout, the benefits of sales leverage, and certain labor cost management improvements commencing in the fourth quarter of fiscal 2004, slightly offset by increased restaurant manager bonuses due to improved financial performance.

Food and packaging costs as a percent of sales decreased from the comparable prior year periods primarily due to lower discounting during the current year versus the prior year while we were still transitioning to the Hardee’s Revolution menu, as well as the price increase implemented in the fourth quarter of fiscal 2004 discussed above, partially offset by higher prices for beef and other commodities.

Workers’ compensation expense as a percent of sales increased during the twelve and twenty-eight weeks ended August 9, 2004, as compared to the prior year, mainly as a result of an approximate $1,200 charge recorded in the current year second fiscal quarter to reflect an increase in the actuarial estimate of claims losses in prior policy periods, primarily the policy year ended January 31, 2004. General liability insurance expense decreased as a percent of sales from the prior year comparable periods, primarily due to an approximate $600 charge recorded in the second quarter of fiscal 2004 versus an approximate $400 credit recorded in the second quarter of fiscal 2005 as a result of actuarial analyses of our general liability insurance accrual. Based on current actuarial estimates of insurance costs for fiscal 2005, Hardee’s combined workers’ compensation and general liability insurance expenses in the second quarter of fiscal 2005 were approximately 50 basis points higher, as a percent of sales, than the anticipated run rate for the remainder of fiscal 2005. However, actual loss incurrence and development may be better or worse than that estimated in conjunction with our actuary.

Asset retirement expenses are dependent upon restaurant actions that may only occur from time to time. During the twelve weeks ended August 9, 2004, we retired a minor amount of obsolete restaurant cooking equipment assets based on the results of store physical inventory counts at approximately half of our Hardee’s restaurants, whereas we had no significant asset retirement activity in the prior year comparable period.

Repair and maintenance expenses and utilities expense decreased as percents of sales from the prior year comparable periods due mainly to the benefits of sales leverage.

The decrease in rent, depreciation, property taxes and licenses as a percent of sales from the comparable prior year periods primarily resulted from an adjustment to deferred rents based on current lease terms (no impact in the twelve weeks ended August 9, 2004, and 0.2% margin impact in the twenty-eight weeks ended August 9, 2004) and benefits of sales leverage, partially offset by increased depreciation expense on point-of-sale equipment under capital lease which, in late fiscal 2004, we determined we will replace earlier than originally planned (0.3% margin impact in both the twelve and twenty-eight weeks ended August 9, 2004). We do not anticipate similar deferred rent adjustments in future periods. We expect accelerated amortization of point-of-sale equipment to continue into the

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

second quarter of fiscal 2006.

Restaurant opening costs are dependent upon restaurant actions that occur only from time to time. During the twelve week periods ended August 9, 2004 and August 11, 2003, we did not open any Hardee’s restaurants. During the twenty-eight weeks ended August 9, 2004, we opened one Hardee’s restaurant, while in the prior year comparable period we opened three Hardee’s restaurants. In addition, we applied certain new uniform and training costs pursuant to the Hardee’s Revolution conversion to opening costs in the prior year first fiscal quarter.

During the quarter ended August 9, 2004, a major lease for a significant number of Hardee’s locations expired. The lease was renegotiated at significantly improved terms, resulting in an estimated annual savings of $1,652 beginning in the third quarter of fiscal year 2005.

Franchised and Licensed Restaurants

Franchised and licensed restaurant revenues increased $2,455, or 15.8%, to $18,042 during the twelve weeks ended August 9, 2004, as compared to the twelve weeks ended August 11, 2003. During the same period franchise royalties grew $1,641, or 17.9%, primarily due to improved financial health of certain franchisees, which allowed them to resume royalty payments to us, and the 4.8% increase in franchise same-store sales, partially offset by the decrease in the number of franchised restaurants. Similarly, rent revenues increased $560 during the twelve weeks ended August 9, 2004, as the improved financial health of certain franchisees has allowed them to resume making lease or sublease payments to the Company.

Franchised and licensed restaurant revenues increased $4,834, or 13.8%, to $39,945 during the twenty-eight weeks ended August 9, 2004, as compared to the twenty-eight weeks ended August 11, 2003. During the same period franchise royalties grew $4,506, or 22.9%, both for reasons similar to those noted in the second fiscal quarter discussion above.

Distribution revenues increased slightly by $207, or 4.9%, to $4,416 during the twelve weeks ended August 9, 2004 from the prior year comparable period. During the twenty-eight weeks ended August 9, 2004, distribution revenues decreased $1,414, or 12.8%, to $9,653. Equipment sales have slowed after franchisees made significant investments in fiscal 2003 and early fiscal 2004 pursuant to the Star Hardee’s remodel program.

Net franchising income increased $3,278, or 39.0%, during the twelve weeks ended August 9, 2004 and increased $7,972, or 47.7%, during the twenty-eight weeks ended August 9, 2004 as compared to the same periods in the prior year. These increases are primarily due to the increases in franchise royalties and rents noted above. The increases are also due to approximately $1,100 in collections of franchise receivables that were previously fully reserved and reductions in reserves for franchise bad debts due to continued improvements in the health of certain franchisees that took place in the second fiscal quarter.

La Salsa

During the twelve weeks ended August 9, 2004, we closed one La Salsa restaurant. During the twenty-eight weeks ended August 9, 2004, we opened two La Salsa restaurants and closed one restaurant. During the same period, La Salsa franchisees and licensees opened two restaurants. The following table shows the change in the La Salsa restaurant portfolio, as well as the change in revenue at La Salsa for the current quarter and year-to-date:

	Restaurant Portfolio			Revenue
	Second Fiscal Quarter			Second Fiscal Quarter			Year-To-Date
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Company	62	60	2	$11,498	$10,439	$1,059	$25,700	$23,135	$2,565
Franchised and licensed	43	40	3	400	393	7	957	836	121

Total	105	100	5	$11,898	$10,832	$1,066	$26,657	$23,971	$2,686

Same-store sales for company-operated La Salsa restaurants increased 4.6% during the twelve weeks ended August 9, 2004. Revenue from company-operated La Salsa restaurants increased $1,059, or 10.1%, when compared to the twelve weeks ended August 11, 2003, primarily due to the net increase in the number of company-operated

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

restaurants and the increase in same-store sales. For the twenty-eight weeks ended August 9, 2004, same-store sales for company-operated La Salsa restaurants increased 5.3% and revenue from company-operated La Salsa restaurants increased $2,565, or 11.1%, when compared to the same period in the prior year, also primarily due to the company-operated restaurant count and same-store sales growth.

Restaurant-level margins were 2.1% and 10.8% as a percent of company-operated restaurant revenues for the twelve-week periods ended August 9, 2004, and August 11, 2003, respectively. Margins were negatively impacted by approximately 110 basis points due to an increase in food and packaging costs as a percent of sales, resulting primarily from higher produce and dairy costs. Margins were also negatively impacted by approximately 700 basis points due to an increase in payroll and employee benefit costs, primarily as a result of an approximate $570 charge recorded in the current year to reflect an increase in the actuarial estimate of workers’ compensation claims losses in prior policy years and, to a lesser extent, the first half of fiscal 2005. Payroll and employee benefit costs were also affected by increased hourly labor related to higher costs associated with new restaurant openings and the fixed nature of labor on lower sales at more labor-intensive full service locations. Occupancy and other expenses negatively impacted margins by approximately 60 basis points, due mainly to amortization of intangible assets (approximately 200 basis points), which had been classified as general and administrative expenses in the prior year comparable period, and increased rent expense (approximately 190 basis points) due mainly to an adjustment to deferred rents based on current lease terms, partially offset by a decrease in restaurant opening costs (approximately 140 basis points).

Restaurant-level margins were 4.2% and 10.8% as a percent of company-operated restaurant revenues for the twenty-eight weeks ended August 9, 2004, and August 11, 2003, respectively. Margins were negatively impacted by approximately 130 basis points due to an increase in food and packaging costs as a percent of sales, resulting primarily from higher produce and dairy costs. Margins were also negatively impacted by approximately 410 basis points due to an increase in payroll and employee benefit costs for the same reasons noted in the second fiscal quarter discussion above. Occupancy and other expenses negatively impacted margins by approximately 120 basis points, due mainly to amortization of intangible assets (approximately 210 basis points), which had been classified as general and administrative expenses in the prior year comparable period, and increased rent expense (approximately 100 basis points) due mainly to an adjustment to deferred rents based on current lease terms, partially offset by a decrease in restaurant opening costs (approximately 90 basis points).

Consolidated Variable Interest Entities

We consolidate the results of one variable interest entity (VIE), a franchise that operates six Hardee’s restaurants, and a group of Hardee’s cooperative advertising funds. We do not possess any ownership interest in the VIE franchise. Retail sales and operating expenses of the VIE franchise are included within Franchise and Licensed Restaurants and Other in the condensed consolidated statement of operations, and the resulting minority interest in the income of the VIE franchisee is included in Other income (expense), net. (See Note 2 of the notes to the condensed consolidated financial statements for further discussion of the VIE franchise.) The Hardee’s cooperative advertising funds consist of the Hardee’s National Advertising Fund and many local advertising cooperative funds. Each of these funds is a separate non-profit association with all the proceeds segregated and managed by a third-party accounting service company. The group of funds has been reported in the Company’s condensed consolidated balance sheets on a net basis, and is included within advertising fund assets, restricted, and advertising fund liabilities within current assets and current liabilities, respectively. The funds are reported as of the latest practicable date, which is June 30, 2004. Beginning in the second quarter of fiscal 2005, the group of funds has been reported in our statement of operations on a net basis, whereby contributions from franchisees have been recorded as offsets to our reported advertising expenses. (See Note 2 of the notes to the condensed consolidated financial statements for further discussion of the Hardee’s cooperative advertising funds.)

Consolidated Advertising Expense

Advertising expenses increased $839, or 5.1%, to $17,410 during the twelve weeks ended August 9, 2004, as compared to the twelve weeks ended August 11, 2003. Advertising expenses as a percentage of company-operated restaurant revenue increased marginally from 6.1% to 6.2% during the same period, due mainly to the management decision to slightly increase advertising spending at the Carl’s Jr. brand.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Advertising expenses increased $2,090, or 5.6%, to $39,674 during the twenty-eight weeks ended August 9, 2004, as compared to the twenty-eight weeks ended August 11, 2003. Advertising expenses as a percentage of company-operated restaurant revenue decreased marginally from 6.2% to 6.1% during the same period, due to higher advertising in the prior year first fiscal quarter during the Hardee’s Revolution rollout at the Hardee’s brand, partially offset by the management decision to slightly increase advertising spending at the Carl’s Jr. brand.

Consolidated General and Administrative Expense

General and administrative expenses were 11.1% of total revenue during the twelve weeks ended August 9, 2004, as compared to 7.5% during the twelve weeks ended August 11, 2003. For the same period, general and administrative expenses increased $14,310, or 57.3%, to $39,273 as compared to the prior year period. This increase, in both dollar and percentage terms, is primarily due to charges of $7,000 and $1,250 in the current year to increase the litigation accrual for a pending matter to its estimated settlement amount (see Note 9 of notes to condensed consolidated financial statements herein) and to increase the accrual for certain other litigation contingencies, increased corporate and regional management incentive compensation expense as a result of our improved financial performance, a charge of approximately $1,500 for losses incurred upon disposal of a partial interest in a corporate jet in which we shared ownership interest with a related party, increased legal and consulting expenses pursuant to payroll services outsourcing and compliance work associated with the Sarbanes-Oxley Act of 2002 (and new corporate governance requirements imposed by the New York Stock Exchange), and increased legal fees with respect to ongoing litigation, partially offset by a decrease in depreciation expense with respect to information systems software.

General and administrative expenses were 9.5% of total revenue during the twenty-eight weeks ended August 9, 2004, as compared to 7.5% during the twenty-eight weeks ended August 11, 2003. For the same period, general and administrative expenses increased $20,603, or 36.5%, to $77,058 as compared to the prior year period. This increase, in both dollar and percentage terms, is primarily due to the charges incurred during the current year fiscal second quarter, as discussed above, along with the fiscal first half impact of increased incentive compensation expense as a result of our improved financial performance, increased legal and consulting expenses pursuant to payroll services outsourcing and compliance work associated with the Sarbanes-Oxley Act of 2002 (and new corporate governance requirements imposed by the New York Stock Exchange), and increased legal fees with respect to ongoing litigation, partially offset by a decrease in depreciation expense with respect to information systems software.

Consolidated Interest Expense

During the twelve weeks ended August 9, 2004, interest expense increased $2,947, or 32.7%, to $11,971, as compared to the twelve weeks ended August 11, 2003, primarily as a result of $3,817 of deferred financing cost write-offs pursuant to our refinancing and debt prepayment activity during the current year quarter (see Note 4 of notes to condensed consolidated financial statements herein), partially offset by lower average borrowings, lower interest rates upon refinancing our Senior Notes with a lower cost bank term loan and further amortization of our capital lease obligations since the prior year comparable period. During the twenty-eight weeks ended August 9, 2004, interest expense increased $2,497, or 11.8%, to $23,699, as compared to the twenty-eight weeks ended August 11, 2003, primarily as a result of the same factors noted above.

Consolidated Other Income (Expense), Net

Other income (expense), net, typically consists of lease and sublease income from non-franchisee tenants, provisions for bad debts on certain notes receivable from franchisees, and other non-operating charges. Other expense, net increased by $7,605, to $7,377, during the twelve weeks ended August 9, 2004, over the comparable prior year period due mainly to a $9,126 premium paid upon early redemption of our Senior Notes in the current year quarter, partially offset by receipt of a $515 lease termination make-whole payment and approximately $300 of interest income upon collection of officer and non-employee director notes receivable. For the twenty-eight weeks ended August 9, 2004, other expense, net increased by $6,357, to $6,764, mainly due to the same factors noted above.

Consolidated Income Tax Expense

We recorded income tax expense of $182 and $211 for the twelve week periods ended August 9, 2004, and August

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

11, 2003, respectively. For the twenty-eight week periods ended August 9, 2004, and August 11, 2003, we recorded income tax expense of $451 and $430, respectively. These amounts for both periods were comprised of foreign income taxes. We believe that our net operating loss carryforward is such that we will not be required to pay federal or state income taxes on this fiscal year’s taxable earnings, if any, and have only provided for foreign income taxes. Our deferred tax assets net to $0 due to our valuation allowance of approximately $171,000 at January 31, 2004.

Liquidity and Capital Resources

We have historically financed our business through cash flow from operations, borrowings under our credit facility and the sale of restaurants. Our most significant cash uses during the next 12 months will be for capital expenditures. We amended and restated our senior credit facility (“Facility”) on June 2, 2004 (see below). We anticipate that existing cash balances, availability under the Facility and cash generated from operations will be sufficient to service existing debt and to meet our operating and capital requirements for the next 12 months. Additionally, we are able to sell restaurants as a source of liquidity, although we have no intention to do so significantly at this time. We have no potential mandatory payments of principal on our $105,000 of 4% Convertible Subordinated Notes due 2023 until October 1, 2008. On July 2, 2004, we redeemed our $200,000 of Senior Subordinated Notes due 2009 with proceeds from the Facility.

We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of August 9, 2004, our current ratio was 0.7 to 1.

The Facility provides for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan. The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments, with a balloon payment of the remaining principal balance at maturity on July 2, 2008. The Facility also requires term loan prepayments based upon an annual excess cash flow formula, as defined therein. Subject to certain conditions as defined in the Facility, the maturity of the term loan may be extended to May 1, 2010. We used a portion of the proceeds from the $230,000 term loan to repay the $10,137 remaining balance of the prior Facility term loan. On July 2, 2004, we used additional proceeds from the $230,000 term loan to redeem our $200,000 of 9.125% Senior Subordinated Notes due 2009 (“Senior Notes”) and pay the related optional redemption premium of $9,126 and accrued interest. We also incurred a charge of approximately $3,400 during our second quarter of fiscal 2005 to write-off unamortized debt issuance costs primarily associated with the Senior Notes and the Facility.

During the quarter ended August 9, 2004, we voluntarily prepaid $30,000 of the $230,000 term loan in addition to the $525 regularly scheduled payment. As of August 9, 2004, we had cash borrowings outstanding under the term loan portion of the Facility of $199,475, outstanding letters of credit under the revolving portion of the Facility of $64,697 and availability under the revolving portion of the Facility of $85,303. Subsequent to quarter-end, we voluntarily prepaid an additional $34,500 of the term loan, reducing the term loan balance to $164,975.

The terms of the Facility include certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets in the collateral pool securing the Facility, prepay certain debt, engage in a change of control transaction without the member banks’ consents, pay dividends and make investments or acquisitions. The Facility is collateralized by a lien on all of our personal property assets and certain restaurant property deeds of trust. As of August 9, 2004, the applicable interest rate on the term loan was LIBOR plus 3.0%, or 4.56% per annum, and the applicable interest rate on the revolving loan portion of the Facility was LIBOR plus 2.75%. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for LIBOR loans, which is currently 2.75% per annum.

The Facility also required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375% multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums will be recognized quarterly in interest expense in the condensed consolidated statement of operations. During the quarter ended August 9, 2004, we recorded $49 of interest expense to reduce the carrying value of the interest rate cap premium to its fair value of $322. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.

Subject to the terms of the Facility, we may make capital expenditures in the amount of $50,000 plus 80% of the amount of actual EBITDA (as defined) in excess of $110,000 during the current fiscal year and $45,000 plus 80% of the amount of actual EBITDA (as defined) in excess of $110,000 during each subsequent fiscal year. In fiscal 2005 and thereafter, we may carry forward any unused capital expenditure amounts to the following year. The Facility also permits us to repurchase our common stock in the amount of $27,000 plus a portion of excess cash flow and certain net asset sale proceeds (as defined) during the term of the Facility.

The Facility contains financial performance covenants, which include a minimum EBITDA requirement, a minimum fixed charge coverage ratio and maximum leverage ratios and capital expenditures, and precludes us from paying dividends.

The full text of the contractual requirements imposed by this financing is set forth in the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, which we have filed with the Securities and Exchange Commission, and in the ancillary loan documents described therein. We were in compliance with the requirements of the Facility as of August 9, 2004. Subject in certain instances to cure periods, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only if we are in default under the Facility), our 2023 Convertible Notes (described below) may also become accelerated under certain circumstances and after all cure periods have expired.

On September 29, 2003, we completed an offering of $105,000 of our 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes’), and used nearly all of the net proceeds of the offering to repurchase $100,000 of our then-outstanding 4.25% Convertible Subordinated Notes due 2004 (“the 2004 Convertible Notes”). The 2023 Convertible Notes bear interest at 4.0% annually, are payable in semiannual installments due April 1 and October 1 each year, are unsecured general obligations of the Company, contractually subordinate in right of payment to certain other Company obligations including the Facility. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. Under the terms of the 2023 Convertible Notes, such notes become convertible into our common stock at a conversion rate of 112.4859 shares per $1,000 principal amount of the notes at any time after our common stock has a closing sale price or at least $9.78 per share, which is 110% of the conversion price per share, for at least 20 days in a period of 30 consecutive trading days ending on the last trading day of the calendar quarter. As a result of the daily closing sales price levels on our common stock during the second calendar quarter of 2004, the 2023 Convertible Notes became convertible into our common stock effective July 1, 2004, and will remain convertible throughout the remainder of their term.

The terms of the Facility are not dependent on any change in our credit rating. The 2023 Convertible Notes contain a convertibility trigger based on the credit ratings of the notes; however, such trigger is no longer applicable since the notes are now convertible through the remainder of their term, as discussed above. We believe the key company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, asset collateral bases and the level of our equity capital relative to our debt obligations. In addition, as noted above, our existing debt agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.

During the twenty-eight weeks ended August 9, 2004, cash provided by operating activities was $67,611, an increase of $22,869 over the prior year comparable period. The increase resulted mainly from a trend change in the

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

accounts payable balance fluctuation in the current year first half as compared to the prior year first half. Such trend can vary significantly from quarter to quarter depending upon the timing of large vendor payments. In addition, while net income during the twenty-eight weeks ended August 9, 2004 is slightly lower ($194) than net income for the comparable prior year period, the current year period includes significantly more non-cash charges, including a significant portion of our facility action charges and the deferred financing cost write-offs noted above.

Cash used in investing activities during the twenty-eight weeks ended August 9, 2004, totaled $19,129, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment and collections on notes receivable.

Cash used in financing activities during the twenty-eight weeks ended August 9, 2004, totaled $66,259, which principally consisted of redemption of $200,000 of our Senior Notes due 2009 and $22,319 of our 2004 Convertible Notes, repayment of $44,451 of the term loans under our bank credit facilities (of which $43,515 represented voluntary prepayment thereof), repayment of the $10,137 remaining balance of our then-existing Facility term loan, $6,000 of financing costs incurred in connection with our refinancing activity during the second fiscal quarter and a $9,293 decrease in our bank overdraft position (which is generally not a significant source or use of cash over the long term), partially offset by the $230,000 of proceeds from the term loan component of our Facility.

Capital expenditures for the twenty-eight weeks ended August 9, 2004 were:

New restaurants (including restaurants under development)
Carl’s Jr.	$4,679
Hardee’s	2,075
La Salsa	710
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	324
Hardee’s	3,387
Other restaurant additions
Carl’s Jr.	5,686
Hardee’s	8,192
La Salsa	1,160
Corporate/other	2,514

Total	$28,727

As of August 9, 2004, we had remodeled 81% of the Hardee’s company-operated restaurants to the Star Hardee’s format.

Contractual Obligations

We enter into purchasing contracts and pricing arrangements to control costs for commodities and other items that are subject to price volatility. These arrangements in addition to any unearned supplier funding and distributor inventory obligations result in unconditional purchase obligations (see further discussion regarding these obligations in Item 3 — Quantitative and Qualitative Disclosures About Market Risk), which totaled $58,335 as of August 9, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. As of August 9, 2004, we had $199,475 of borrowings and $64,697 of letters of credit outstanding under the Facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $1,995. The estimated reduction is based upon the outstanding balance of the borrowings under the Facility and the weighted-average interest rate for the quarter and assumes no change in the volume, index or composition of debt as in effect on August 9, 2004. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

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

Derivative Financial Instruments

On July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375% multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums will be recognized quarterly in interest expense in the consolidated statement of operations. During the quarter ended August 9, 2004, we recorded $49 of interest expense to reduce the carrying value of the interest rate cap premium to its fair value of $322. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings.

There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
OTHER INFORMATION
(In thousands, except share amounts)

Part II. Other Information.

Item 1. Legal Proceedings.

Information regarding legal proceedings is incorporated by reference from Note 9 to the Company’s condensed consolidated financial statements set forth in Part 1 of this report.

Item 2. Changes in Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

The following table provides information as of August 9, 2004, with respect to shares of Common Stock repurchased by the Company during the fiscal quarter then ended:

	(a)	(b)	(c)	(d)
				Maximum
				Number (or
				Approximate
				Dollar
				Value) of
			Total	Shares (or
			Number of Shares	Units) that
		Average	(or Units)	May Yet Be
	Total	Price	Purchased as Part	Purchased
	Number of Shares	Paid per	of Publicly	Under the
	(or Units)	Share	Announced Plans	Plans or
Period	Purchased	(or Unit)	or Programs	Programs
May 18, 2004 – June 14, 2004	—	—	—	$16,646
June 15, 2004 – July 12, 2004	—	—	—	16,646
July 13, 2004 – August 9, 2004	—	—	—	16,646

Total	—	—	—	$16,646

In April 2004, our Board of Directors authorized a program to allow us to repurchase up to $20,000 of our common stock through April 2005. Pursuant to this authorization, during the sixteen weeks ended May 17, 2004, we repurchased 319,000 shares of our common stock at an average price of $10.49 per share, for a total cost, including trading commissions, of $3,354. We have not repurchased any additional shares in the twelve-week period ending August 9, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 28, 2004 for the purpose of electing certain members of the Board of Directors. Management’s nominees for directors, whose term expired as of the date of the Annual Meeting, were elected by the following vote:

	Shares Voted For	Authority to Vote Withheld
Byron Allumbaugh	50,248,323	1,405,499
Douglas K. Ammerman	50,191,488	1,462,334
Frank P. Willey	50,394,060	1,259,762
Janet E. Kerr	50,342,496	1,311,326
Carl L. Karcher	50,401,549	1,252,273

The following individuals also continue to serve on the Board of Directors:

Peter Churm, William P. Foley, II, Daniel D. (Ron) Lane, Ronald B. Maggard, Sr., Daniel E. Ponder, Jr. and Andrew F. Puzder

At the annual meeting, the stockholders also voted upon and approved the following matter:

Ratification of KPMG LLP as the Company’s independent accountants for the year ending January 31, 2005.

For	Against	Abstain
50,912,679	442,682	298,461

Item 6. Exhibits.

Exhibit #	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC.
(Registrant)

Date: September 13, 2004	/s/ Theodore Abajian

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