Form 10-K/A
period 2004-01-26
CKE RESTAURANTS INC
filed 2004-12-20
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

[Amendment No. 1]

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

Explanatory Note

      The purpose of this amendment on Form 10-K/ A to the Annual Report on Form 10-K of CKE Restaurants, Inc. for the fiscal year ended January 31, 2004 is to restate our consolidated financial statements for the years ended January 31, 2004, 2003 and 2002 and related disclosures, including the selected financial data included herein as of and for the years ended January 31, 2004, 2003, 2002, 2001 and 2000, as described in Note 2 to the Consolidated Financial Statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on November 23, 2004.

      Generally, no attempt has been made in this Form 10-K/ A to modify or update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. The Form 10-K/ A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on April 7, 2004. Accordingly, this Form 10-K/ A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I — Item 1 — Business

•	Part II — Item 6 — Selected Financial Data

•	Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      In previous reports, we have presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations a detailed, tabular sensitivity analysis to illustrate our critical accounting policy discussed under the heading “Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or to be Disposed of Other than by Sale.” In this Amendment No. 1 to Form 10-K, we have decided to omit the detailed tabular sensitivity analysis in favor of a more general discussion of this accounting policy, because the financial information being restated in this amendment is such that the tabular presentation would have to be entirely recalculated to reflect the restated results. Because the tabular presentation serves only to illustrate the general point, management decided its resources would be better directed towards other activities required in connection with the restatement.

      In previous reports, we have also presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations a detailed, tabular analysis under the heading “Factors Affecting Comparability,” and presented in our note under the heading “Facility Action Charges, Net” in the Notes to Consolidated Financial Statements (Note 5 in this amendment) a table summarizing average annual sales per restaurant and total operating losses related to restaurants we decided to close. In this Amendment No. 1 to Form 10-K, management decided its resources would be better directed towards other activities required in connection with the restatement, and we have decided to omit the detailed tabular analysis of factors affecting comparability and closed restaurant operating data in favor of a more general discussion. We presently intend to include the tabular analysis of factors affecting comparability in future filings.

•	Part II — Item 8 — Financial Statements and Supplementary Data

•	Part II — Item 9A — Controls and Procedures

      We have included in this Amendment No. 1 to Form 10-K substantially the same discussion of our controls and procedures as we have included in our Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2004, which is being filed concurrently herewith. While the discussion consequently speaks as of a date later than January 26, 2004, the end of our 2004 fiscal year that is the subject of this

i

amendment, the Company concluded that an updated disclosure is appropriate under the circumstances of the restatement reflected in this amendment.

•	Part IV — Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

      In October 2004, we identified accounting errors that occurred in fiscal 2000 and 1999 which had resulted in an understatement of our deferred rent liability related to operating leases with fixed rent escalations over the lease terms. As a result, we concluded that our rent expense, net, had been understated through fiscal 2001 in the cumulative amount of $466. In fiscal 2004, 2003 and 2002, rent expense, net, had been understated by $1,006, $460 and $171, respectively. As a result, our deferred rent liability as of January 31, 2004 and 2003, had been understated by $2,103 and $1,097, respectively. We have corrected these errors through our restatement of our consolidated financial statements of the respective fiscal years.

      In November 2004, after identifying this error, we commenced an extensive internal review of our consolidated financial statements (the “November Review”) in order to identify any other potential accounting errors. Through the November Review, we identified the following additional accounting errors:

(i)	Understated Depreciation and Amortization Expense

      We are party to a substantial number of real property leases and have significant investments in related buildings, leasehold improvements and certain intangible assets. In fiscal 1998, we extended the depreciable life we applied to our owned buildings to the new expected economic life of the assets. In addition, in certain cases the longer depreciable life exceeded the duration of the applicable underlying land lease, including option periods, resulting in an understatement of depreciation and amortization expense beginning in fiscal 1999.

      In determining whether each of our real property leases is an operating lease or a capital lease and in calculating our straight-line rent expense, we generally utilize the initial term of the lease, excluding option periods. Capitalized lease assets and liabilities are generally recorded and amortized based upon the corresponding initial lease term. Historically, we depreciated or amortized our investment in the related buildings, leasehold improvements and certain intangible assets over a period that included both the initial term of the lease and all option periods provided for in the lease (or the useful life of the asset if shorter than the lease term plus option periods).

      During the November Review, we evaluated the propriety of the above accounting treatment, and determined that we should use one consistent definition of lease term, typically the initial lease term, for purposes of determining lease classification, straight-line rent expense, and the depreciation or amortization period for the related asset. As a result, we determined our historical accounting practice was incorrect with respect to depreciable lives and amortization periods for buildings, leasehold improvements and certain intangible assets subject to leases, resulting in further understatement of depreciation and amortization expense in prior fiscal years. As a result, we concluded that our depreciation and amortization expense had been understated through fiscal 2001 in the cumulative amount of $14,027. In fiscal 2004, 2003 and 2002, depreciation and amortization expense had been understated by $5,822, $5,436 and $4,937, respectively. As a result, our property and equipment, net, and certain intangible assets as of January 31, 2004 and 2003 were overstated by $30,222 and $24,400, respectively, with respect to this matter. We have corrected these errors through our restatement.

      Our historical practices for determining depreciable life and amortization periods also resulted in errors in the timing and classification of expense recognition for fixed assets subjected to facility action charges in prior fiscal years. Generally, restaurants subject to facility action charges were over-impaired in the fiscal year of the facility action charge to the extent that such assets had been under-depreciated or under-amortized leading up to the impairment date. Through fiscal 2001, these errors resulted in a cumulative net understated expense of $6,108. This was comprised of a cumulative understatement of depreciation and amortization expense of $14,709, partially offset by a cumulative overstatement of facility action charges of $8,601. In fiscal 2004, 2003 and 2002, we overstated facility action charges by $2,250, $1,232 and $4,203, respectively, and understated depreciation and amortization expense by $425, $759 and $1,408, respectively. As a result, in fiscal 2004, 2003 and 2002, these errors resulted in an overstatement of net loss by $1,825, $473 and $2,795, respectively. Also as a result, our property and equipment, net, as of January 31, 2004 and 2003, was overstated by $1,014 and $2,840, respectively, with respect to this matter. We have corrected these errors through our restatement.

(ii) Unretired Property and Equipment

      We identified instances in which property and equipment was not retired in a timely manner or in which certain expenditures were incorrectly capitalized.

      During fiscal 2001, we sold many company-operated restaurants to franchisees. In one of these transactions, we sold 19 restaurant properties, of which eight were fee-owned properties and eleven were leased properties. We sold the eight fee-owned properties and subleased the eleven leased properties to the buyer. In recording the transaction, we did not retire the net book value of the eight fee-owned properties. Accordingly, we overstated both our property and equipment and our gain on sale of assets by approximately $5,996 in fiscal 2001. In fiscal 2001, we overstated depreciation expense related to the eight fee-owned properties in an amount of approximately $133. In fiscal 2004, 2003 and 2002, we overstated depreciation expense related to these same properties by approximately $146, $192 and $192, respectively. As a result of these errors, as of January 31, 2004 and 2003, our property and equipment was overstated by approximately $5,333 and $5,479, respectively. We have corrected these errors through our restatement.

      We also identified $1,315 of other property and equipment that was not timely retired when the assets were removed from service, primarily in fiscal 2001 and 2003. Through fiscal 2001, this resulted in a cumulative understatement of general and administrative expenses, net of subsequent over-depreciation, of $868. In fiscal 2004, 2003 and 2002, general and administrative expenses, net of subsequent over-depreciation, were (over)/ understated for these assets by $(37), $368 and $(25), respectively. As a result of these errors, as of January 31, 2004 and 2003, our property and equipment was overstated by $1,175 and $1,213, respectively. We have corrected these errors through our restatement.

      Additionally, we did not timely retire certain software development expenditures when the software applications were taken out of service. We also did not properly expense certain software development costs when incurred, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These accounting errors occurred primarily in fiscal 2001 and 2003. In fiscal 2001, general and administrative expenses were understated by $2,721 with respect to these matters. Also, in fiscal 2004, 2003 and 2002, depreciation expense associated with these assets (net of unrecorded asset retirements) was (over)/ understated by $(416), $352 and $(390), respectively. As a result of these errors, as of January 31, 2004 and 2003, our property and equipment was overstated by $2,267 and $2,683, respectively. We have corrected these errors through our restatement.

(iii)	Overstated Property Tax Expense

      We determined that, through fiscal 2001, we had previously understated property tax expense by $481. Conversely, in fiscal 2004, 2003 and 2002, we had previously overstated property tax expense by $616, $96 and $967, respectively. As a result, as of January 31, 2004 and 2003, accrued property taxes were overstated by $1,198 and $582, respectively. These errors resulted from imprecise metrics used to calculate our property tax accrual. We have corrected these errors through our restatement.

(iv)	Understated Deferred Tax Liability

      In September 2004, we determined that, when we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003, as a result of temporary differences relating to the treatment of goodwill relating to our Carl’s Jr. brand, we should have recorded a provision for income taxes to increase our deferred tax valuation allowance by $529. This would have resulted in a deferred tax liability in the same amount. We also determined in September 2004 that our deferred tax valuation allowance should have further increased by $574 and $310 during the course of fiscal 2004 and fiscal 2003, respectively, related to this same matter. We had not previously recorded this deferred tax liability. As a result, our deferred tax liability was understated by $1,413 and $839, as of January 31, 2004 and 2003, respectively. We determined in September 2004 that the error was immaterial and did not record an adjustment. In light of the conclusion to restate our financial statements for the other matters discussed herein, we determined it was appropriate to also include this adjustment in the restatement.

(v)	Other Items

      We identified several other items that we have corrected through our restatement. Upon restatement, these additional items aggregate to a net increase to accumulated deficit, as of January 31, 2004 and 2003, of $865 and $564, respectively, with none of these items individually exceeding $1,000. The net impact on net loss upon restatement for these items is an increase in fiscal 2004 of $300, a decrease in fiscal 2003 of $100, and an increase in fiscal 2002 of $27.

      See Note 2 of the Notes to Consolidated Financial Statements for additional information.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K/ A

For the Fiscal Year Ended January 26, 2004

v

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

      Hardee’s. The first Hardee’s restaurant was opened in 1960. Our Hardee’s restaurants are located predominantly in the Southeastern and Midwestern United States. Hardee’s restaurants offer quality food in generous portions at moderate prices. Historically, Hardee’s has been a place for breakfast, with approximately 44% of company-operated revenues derived from that portion of its business. In early 2003, we restructured our lunch/dinner menu, which now features large Angus beef ThickburgersTM and chicken sandwiches. Hardee’s breakfast menu is largely unchanged, featuring such items as Made From Scratch® biscuits and biscuit breakfast sandwiches. The new menu gives Hardee’s the opportunity to grow the lunch and dinner portion of its business.

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

      Divestiture of Timber Lodge. As discussed in Note 7 of Notes to Consolidated Financial Statements, Timber Lodge is accounted for as a discontinued operation. The operating results of Timber Lodge, a loss of approximately $2,790 and $53 for fiscal year 2004 and the period March 1, 2002 (the “Acquisition Date”) through January 31, 2003, respectively, are included in the Consolidated Financial Statements as discontinued operations. During March 2004, we executed a letter of intent to sell Timber Lodge and expect to close the sale transaction no later than the second quarter of fiscal 2005. However, we can provide no assurance that this transaction will be completed.

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

•	promotion of premium, great tasting products such as Carl’s Jr.’s The Six Dollar BurgerTM and Hardee’s Thickburgers and Big Chicken Sandwich;

•	installation of gas-fired charbroilers in all of our restaurants to improve taste, operations and food safety; and

•	implementation of a program to focus on the essentials of restaurant operations — quality, service and cleanliness.

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

      The results of our business turnaround activities have been:

•	We changed the system-wide mix of restaurants to one that is primarily franchise-operated. At the end of the fiscal year, approximately 58% and 66% of Carl’s Jr. and Hardee’s restaurants, respectively, were franchised.

•	We closed many unprofitable operations, which has improved our gross margin percentage and AUV.

•	We believe we have improved the quality, service and cleanliness of our Hardee’s restaurants.

•	Our same-store sales trends for company-operated restaurants, for each brand by quarter are:

	Carl’s Jr.	Hardee’s	La Salsa

Fiscal 2004
First Quarter	(0.4)%	(3.8)%	(1.9)%
Second Quarter	2.3%	1.0%	(2.0)%
Third Quarter	5.4%	6.8%	(2.6)%
Fourth Quarter	5.3%	9.2%	2.0%
Fiscal 2003
First Quarter	4.2%	0.3%	1.9%
Second Quarter	0.6%	(1.0)%	1.9%
Third Quarter	(5.0)%	(3.5)%	0.8%
Fourth Quarter	2.1%	(5.8)%	(0.7)%

•	Quarterly net income (loss) by segment has been (in thousands):

					Income (Loss)	Cumulative
				Other, Including	Before Cumulative	Effect of	Net Income
				Discontinued	Effect of Change in	Change in	(Loss) As
	Carl’s Jr.	Hardee’s	La Salsa	Operations	Accounting	Accounting	Reported

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)		(as restated)
Fiscal 2004
First Quarter	$16,299	$(21,899)	$(414)	$(1,688)	$(7,702)	$—	$(7,702)
Second Quarter	13,992	(8,744)	(18)	(7)	5,223	—	5,223
Third Quarter	10,515	(9,132)	(703)	258	938	—	938
Fourth Quarter	8,513	(22,511)	(36,118)	(1,563)	(51,679)	—	(51,679)
Fiscal 2003
First Quarter	$17,194	$(9,147)	$258	$2,757	$11,062	$(175,780)	$(164,718)
Second Quarter	14,067	(7,590)	184	2,924	9,585	—	9,585
Third Quarter	9,901	(3,935)	(45)	2,393	8,314	—	8,314
Fourth Quarter	9,569	(19,369)	(826)	826	(9,800)	—	(9,800)

      The net loss for La Salsa for the fourth quarter of fiscal 2004 includes an impairment charge of $34,059 to reduce the carrying value of La Salsa’s goodwill to $0.

Financial Information about Operating Segments

      We are engaged in the development, operation and franchising of quick-service and fast-casual restaurants, primarily under the brand names Carl’s Jr., Hardee’s, and La Salsa, principally in the United States of America. Information about our revenues, operating profits and assets is contained in Part II, Item 6 of this Annual Report on Form 10-K. As shown in the segment quarterly net income (loss) table above, as well as the information contained in the consolidated financial statements and notes thereto, Carl’s Jr. operates profitably while Hardee’s operates at a loss. In viewing the segments, we allocate much of our general and administrative expenses and substantially all of our interest to each of the segments. On that basis, Hardee’s has been operating at a loss of approximately $5,200 per month during the last fiscal year.

Investments in Other Restaurant Concepts

      In the past, we have invested in other restaurant concepts, as described in Note 10 of Notes to Consolidated Financial Statements.

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

Working Capital Practices

      Information about our liquidity is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended January 31, 2004, 2003 and 2002 in Part II, Item 7, pages 52 through 55, and the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, 2003 and 2002 in Part II, Item 8, page 70 of this Form 10-K/A.

Disclosure Regarding Forward-Looking Statements

      Matters discussed in this Form 10-K/A contain forward-looking statements relating to future plans and developments, financial goals, and operating performance that are based on management’s current beliefs and assumptions. Such statements are subject to risks and uncertainties. Factors that could cause the Company’s results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding the Company’s products, effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in the Company’s suppliers’ ability to provide quality and timely products to the Company, delays in opening new restaurants or completing remodels, severe weather conditions, ability to hire and retain key personnel, the operational and financial success of the Company’s franchisees, franchisees’ willingness to participate in our strategy, availability of financing for the Company and its franchisees, unfavorable outcomes on litigation, changes in accounting policies and practices, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designed for development, and other factors as discussed in the Company’s filings with the Securities and Exchange Commission.

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

Risk Factors

      We are engaged in a business turnaround. The success of a business turnaround, by its very nature, involves a significant number of risks, many of which are discussed below:

We may be unable to remain competitive or grow because we are a highly leveraged company (as restated).

      We have a significant amount of indebtedness. As of January 31, 2004, we had a total of $418,176 of debt and capital lease obligations. This indebtedness requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which could prevent us from implementing growth plans or proceeding with operational improvement initiatives. For instance, the principal measure of success in the QSR segment is same-store sales. Remodeling older restaurants is an effective way to stimulate sales. If we are required to divert cash flow to repayment of debt from the remodeling of older restaurants or the opening of new restaurants, we may be at a disadvantage compared to our competitors and our vulnerability to general adverse economic and industry conditions may be increased.

      As of January 31, 2004, we had $24,062 outstanding under the term loan portion of the senior credit facility and $63,680 in outstanding letter of credit obligations. We face a series of maturity dates on our outstanding indebtedness that occur in close proximity to each other, beginning with the maturity of the revolving credit facility portion of our senior credit facility on November 15, 2006, the maturity date of the term loan portion of our senior credit facility on April 1, 2008, the requirement to repurchase our 4% Convertible Notes Due 2023 at the option of the holders of the notes in October 2008 and the maturity of $200,000 of our 9 1/8% Senior Subordinated Notes Due 2009. Our highly leveraged status may prevent us from accessing credit or equity markets to satisfy our repayment obligations as they mature on favorable terms, or at all.

Restrictive covenants in our credit facility and outstanding senior indebtedness could adversely affect our business (as restated).

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

      Based upon the financial results we originally reported (i.e. prior to our restatement of previously issued financial statements, as discussed in Note 2 of the Notes to Consolidated Financial Statements), we were in compliance with the financial ratio covenants in our credit facility as of January 31, 2004. However, had we reported our “as-restated” financial results instead of our originally reported results, and had we been unable to obtain an amendment to or waiver of the applicable sections of our credit facility, we would have been in violation of certain of the financial performance covenants under the credit facility as of January 31, 2004. On June 2, 2004, we refinanced our credit facility with a new credit facility. Since June 2, 2004, we have been in compliance with the financial performance covenants under the new credit facility through the most recent reporting period ending November 1, 2004.

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

      The terms of our leases or subleases vary in length, with primary terms (i.e. before consideration of option periods) expiring on various dates through 2066. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options. Our corporate headquarters located in Carpinteria, California, our primary distribution center and Carl’s Jr. brand headquarters, both located in Anaheim, California, and Hardee’s corporate facility, located in St. Louis, Missouri, are leased and contain approximately 53,000, 102,000, 78,000 and 39,000 square feet, respectively.

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

      The information set forth below should be read in conjunction with the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K/A.

Selected Financial and Operating Data

Fiscal Year Ended as of January 31,(1)(2)(3)

2004	2003(5)(6)	2002	2001	2000
(as restated)	(as restated)	(as restated)	(as restated)	(as restated)

(In thousands except per share amounts, restaurant counts, ratios and percentages)
Consolidated Statements of Operations Data:
Revenue:
Company-operated restaurants	$1,142,929	$1,109,646	$1,174,384	$1,569,504	$1,814,695
Franchised and licensed restaurants and other	270,491	253,715	263,727	215,623	175,403

Total revenue	1,413,420	1,363,361	1,438,111	1,785,127	1,990,098

Operating income (loss)	(8,068)	36,206	(31,163)	(140,980)	53,957
Interest expense	39,962	39,924	53,906	70,509	63,253
Income (loss) from continuing operations	(50,430)	19,214	(84,724)	(203,790)	(38,771)
Loss from discontinued operations	(2,790)	(53)	—	—	—
Net income (loss) before cumulative effect of accounting change	(53,220)	19,161	(84,724)	(203,790)	(38,771)
Cumulative effect of accounting change(6)	—	(175,780)	—	—	—
Net loss	(53,220)	(156,619)	(84,724)	(203,790)	(38,771)
Net loss per share — basic	(0.92)	(2.76)	(1.68)	(4.04)	(0.75)
Income (loss) from continuing operations per share — diluted	(0.88)	0.33	(1.68)	(4.04)	(0.75)
Loss from discontinued operations per share — diluted	(0.04)	—	—	—	—
Net income (loss) before cumulative effect of accounting change per share — diluted	(0.92)	0.33	(1.68)	(4.04)	(0.75)
Cumulative effect of accounting change per share — diluted(6)	—	(3.02)	—	—	—
Net income (loss) per share — diluted	(0.92)	(2.69)	(1.68)	(4.04)	(0.75)
Weighted-average shares outstanding — diluted	57,536	58,124	50,507	50,501	51,668
Cash dividends paid per common share	—	—	—	0.04	0.08
Ratio of earnings to fixed charges(4)	—	1.2	x	—	—	—

	Fiscal Year Ended as of January 31,(1)(2)(3)

	2004	2003(5)(6)	2002	2001	2000
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)

	(In thousands except per share amounts, restaurant counts, ratios and percentages)
Segment Operating Data:
Carl’s Jr.:
Total revenue	$725,055	$693,692	$704,557	$733,487	$714,491
Operating income(8)	55,307	53,235	49,728	59,275	57,129
Hardee’s:
Total revenue	642,694	627,785	690,459	942,123	1,170,863
Operating loss(8)	(26,334)	(16,430)	(80,561)	(203,526)	(5,162)
La Salsa:
Total revenue	43,933	39,959	—	—	—
Operating loss(7)(8)	(37,304)	(397)	—	—	—
Consolidated Balance Sheet Data:
Cash and cash equivalents	$54,355	$18,440	$24,642	$16,860	$36,505
Working capital deficit	(43,533)	(69,687)	(50,777)	(26,084)	(84,723)
Total assets	730,303	804,836	898,415	1,175,561	1,546,423
Total long-term debt and capital lease obligations, including current portion	418,176	423,275	444,847	624,055	741,130
Stockholders’ equity	103,039	155,041	229,729	318,388	524,262

See Note 2 of the Notes to Consolidated Financial Statements for discussion of our restatement of previously issued financial statements.

(1)	Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2004, 2003, 2002, and 2001 include 52 weeks. Fiscal 2000 includes 53 weeks.

(2)	Fiscal 2002, 2001 and 2000 include $43.1 million, $219.0 million, and $209.5 million, respectively, of revenue generated from other restaurant concepts we acquired prior to fiscal 1998, and have since sold. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Fiscal 2004, 2003, 2002, 2001 and 2000 included of $17.8 million, $5.2 million, $70.9 million, $145.0 million and $26.2 million, respectively, of facility action charges, net.

(4)	For purposes of calculating the ratio of earnings to fixed charges (a) earnings represent income (loss) before income taxes, discontinued operations and cumulative effect of accounting change and fixed charges, and (b) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations, amortization of debt issuance costs and a portion of rental expense that is representative of the interest factor (deemed by us to be one-third). Earnings were sufficient to cover fixed charges for fiscal 2003, and insufficient to cover fixed charges for fiscal 2004, 2002, 2001 and 2000 by $48.0 million, $85.3 million, $214.9 million and $57.1 million, respectively.

(5)	Fiscal 2003 includes operating results of SBRG from the date of acquisition, March 1, 2002.

(6)	During fiscal 2003, we adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, resulting in a transitional impairment charge of $175.8 million (or $3.02 per diluted common share).

(7)	Fiscal 2004 included a $34.1 million impairment charge to reduce the carrying value of La Salsa goodwill to $0.

(8)	Certain amounts have been reclassified to conform segment operating income (loss) presentation with that of fiscal 2004.

Selected Financial and Operating Data by Segment

	Fiscal Year Ended January 31,(1)

	2004	2003	2002	2001	2000
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)

	(In thousands, except restaurant counts and percentages)
Carl’s Jr. Restaurants

Restaurants open (at end of fiscal year):
Company-operated	426	440	443	491	563
Franchised and licensed	580	547	526	486	371

Total	1,006	987	969	977	934

Restaurant sales:
Company-operated restaurants	$523,945	$507,526	$516,998	$604,927	$613,155
Franchised and licensed restaurants(3)	596,318	567,048	586,144	432,387	306,564
Average unit volume per company-operated restaurant	1,187	1,152	1,135	1,078	1,086
Percentage increase (decrease) in comparable company-operated restaurant sales(2)	2.9%	0.7%	2.9%	1.8%	(3.0)%
Company-operated restaurant-level operating margins	20.6%	21.2%	19.3%	18.7%	22.1%
Hardee’s Restaurants
Restaurants open (at end of fiscal year):
Company-operated	721	730	742	923	1,354
Franchised and licensed	1,400	1,499	1,648	1,737	1,434

Total	2,121	2,229	2,390	2,660	2,788

Restaurant sales:
Company-operated restaurants	$575,238	$562,010	$614,291	$855,060	$1,096,805
Franchised and licensed restaurants(3)	1,186,490	1,251,526	1,390,072	1,370,656	1,219,229
Average unit volume per company-operated restaurant	792	763	763	715	769
Percentage increase (decrease) in comparable company-operated restaurant sales(2)	2.5%	(2.2)%	0.1%	(7.6)%	(5.0)%
Company-operated restaurant-level operating margins	9.3%	10.5%	9.1%	7.1%	9.2%

	Fiscal Year Ended January 31,(1)

	2004	2003	2002	2001	2000
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)

	(In thousands, except restaurant counts and percentages)
La Salsa Restaurants
Restaurants open (at end of fiscal year):
Company-operated	61	57
Franchised and licensed	41	42

Total	102	99

Restaurant sales:
Company-operated restaurants	$42,310	$38,550
Franchised and licensed restaurants(3)	28,176	23,802
Average unit volume per company-operated restaurant	723	751
Percentage increase (decrease) in comparable company-operated restaurant sales(2)	(1.3)%	0.8%
Company-operated restaurant-level operating margins	5.3%	12.1%

(1)	Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2004, 2003, 2002 and 2001 include 52 weeks. Fiscal 2000 includes 53 weeks.

(2)	Includes only restaurants open throughout the full years being compared.

(3)	Franchisee operations are not included in our consolidated financial statements; however, franchisee sales result in royalties and some rental income, which are included in franchised and licensed revenues.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and related notes and Selected Financial and Operating Data included elsewhere in this Form 10-K/A.

Overview (as restated)

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

      During periods in which we report positive same-store sales, those increases are achieved by our strategy that emphasizes premium products, as well as routine price increases prompted by increases in labor, food or other operating costs. The impact of this strategy is evidenced by the increase in average guest check and, in fiscal 2004, the same-store sales growth at Carl’s Jr. and Hardee’s, as shown in the tables on pages 34-36. However, a possible consequence of this strategy has been a decrease in transaction counts, also shown in the same table, as some customers show a preference for lower priced fare. Many of our competitors’ strategies have been to offer lower prices or discounted fare, which we believe has affected our transaction counts. Although difficult to quantify, we generally have experienced negative transaction counts at Hardee’s, at least since our acquisition of the brand, and at Carl’s Jr. for nearly four years, which we believe is due in part to increased competition from fast casual dining and other QSR companies offering products at discounted prices. In addition, the fast-food sector has been impacted by shifts in customer food preferences. We cannot quantify how much of our transaction count declines are related to our business segment and how much are related to circumstances involving our own brands. Despite these decreases, however, same-store sales have increased at company-operated Carl’s Jr. restaurants in each of the last four years and same-store sales increased at company-operated Hardee’s restaurants during fiscal 2004.

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

      In October 2004, we identified accounting errors that occurred in fiscal 2000 and 1999 which had resulted in an understatement of our deferred rent liability related to operating leases with fixed rent escalations over the lease terms. As a result, we concluded that our rent expense, net, had been understated through fiscal 2001 in the cumulative amount of $466. In fiscal 2004, 2003 and 2002, rent expense, net, had been understated by $1,006, $460 and $171, respectively. As a result, our deferred rent liability as of January 31, 2004 and 2003, had been understated by $2,103, and $1,097, respectively. We have corrected these errors through our restatement of our consolidated financial statements of the respective fiscal years.

      In November 2004, after identifying this error, we commenced an extensive internal review of our consolidated financial statements (the “November Review”) in order to identify any other potential accounting errors. Through the November Review, we identified the following additional accounting errors:

(i)	Understated Depreciation and Amortization Expense

      We are party to a substantial number of real property leases and have significant investments in related buildings, leasehold improvements and certain intangible assets. In fiscal 1998, we extended the depreciable life we applied to our owned buildings to the new expected economic life of the assets. In addition, in certain cases the longer depreciable life exceeded the duration of the applicable underlying land lease, including option periods, resulting in an understatement of depreciation and amortization expense beginning in fiscal 1999.

      In determining whether each of our real property leases is an operating lease or a capital lease and in calculating our straight-line rent expense, we generally utilize the initial term of the lease, excluding option periods. Capitalized lease assets and liabilities are generally recorded and amortized based upon the corresponding initial lease term. Historically, we depreciated or amortized our investment in the related buildings, leasehold improvements and certain intangible assets over a period that included both the initial term of the lease and all option periods provided for in the lease (or the useful life of the asset if shorter than the lease term plus option periods).

      During the November Review, we evaluated the propriety of the above accounting treatment, and determined that we should use one consistent definition of lease term, typically the initial lease term, for purposes of determining lease classification, straight-line rent expense, and the depreciation or amortization period for the related asset. As a result, we determined our historical accounting practice was incorrect with respect to depreciable lives and amortization periods for buildings, leasehold improvements and certain intangible assets subject to leases, resulting in further understatement of depreciation and amortization expense in prior fiscal years. As a result, we concluded that our depreciation and amortization expense had been understated through fiscal 2001 in the cumulative amount of $14,027. In fiscal 2004, 2003 and 2002, depreciation and amortization expense had been understated by $5,822, $5,436 and $4,937, respectively. As a result, our property and equipment, net, and certain intangible assets as of January 31, 2004 and 2003 were overstated by $30,222 and $24,400, respectively, with respect to this matter. We have corrected these errors through our restatement.

      Our historical practices for determining depreciable life and amortization periods also resulted in errors in the timing and classification of expense recognition for fixed assets subjected to facility action charges in prior fiscal years. Generally, restaurants subject to facility action charges were over-impaired in the fiscal year of the facility action charge to the extent that such assets had been under-depreciated or under-amortized leading up to the impairment date. Through fiscal 2001, these errors resulted in a cumulative net understated expense of $6,108. This was comprised of a cumulative understatement of depreciation and amortization expense of $14,709, partially offset by a cumulative overstatement of facility action charges of $8,601. In fiscal 2004, 2003 and 2002, we overstated facility action charges by $2,250, $1,232 and $4,203, respectively, and understated depreciation and amortization expense by $425, $759 and $1,408, respectively. As a result, in fiscal 2004, 2003 and 2002, these errors resulted in an overstatement of net loss by $1,825, $473 and $2,795, respectively. Also as a result, our property and equipment, net, as of January 31, 2004 and 2003, was overstated by $1,014 and $2,840, respectively, with respect to this matter. We have corrected these errors through our restatement.

(ii) Unretired Property and Equipment

      We identified instances in which property and equipment was not retired in a timely manner or in which certain expenditures were incorrectly capitalized.

      During fiscal 2001, we sold many company-operated restaurants to franchisees. In one of these transactions, we sold 19 restaurant properties, of which eight were fee-owned properties and eleven were leased properties. We sold the eight fee-owned properties and subleased the eleven leased properties to the buyer. In recording the transaction, we did not retire the net book value of the eight fee-owned properties.

Accordingly, we overstated both our property and equipment and our gain on sale of assets by approximately $5,996 in fiscal 2001. In fiscal 2001, we overstated depreciation expense related to the eight fee-owned properties in an amount of approximately $133. In fiscal 2004, 2003 and 2002, we overstated depreciation expense related to these same properties by approximately $146, $192 and $192, respectively. As a result of these errors, as of January 31, 2004 and 2003, our property and equipment was overstated by approximately $5,333 and $5,479, respectively. We have corrected these errors through our restatement.

      We also identified $1,315 of other property and equipment that was not timely retired when the assets were removed from service, primarily in fiscal 2001 and 2003. Through fiscal 2001, this resulted in a cumulative understatement of general and administrative expenses, net of subsequent over-depreciation, of $868. In fiscal 2004, 2003 and 2002, general and administrative expenses, net of subsequent over-depreciation, were (over)/understated for these assets by $(37), $368 and $(25), respectively. As a result of these errors, as of January 31, 2004 and 2003, our property and equipment was overstated by $1,175 and $1,213, respectively. We have corrected these errors through our restatement.

      Additionally, we did not timely retire certain software development expenditures when the software applications were taken out of service. We also did not properly expense certain software development costs when incurred, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These accounting errors occurred primarily in fiscal 2001 and 2003. In fiscal 2001, general and administrative expenses were understated by $2,721 with respect to these matters. Also, in fiscal 2004, 2003 and 2002, depreciation expense associated with these assets (net of unrecorded asset retirements) was (over)/understated by $(416), $352 and $(390), respectively. As a result of these errors, as of January 31, 2004 and 2003, our property and equipment was overstated by $2,267 and $2,683, respectively. We have corrected these errors through our restatement.

(iii) Overstated Property Tax Expense

      We determined that, through fiscal 2001, we had previously understated property tax expense by $481. Conversely, in fiscal 2004, 2003 and 2002, we had previously overstated property tax expense by $616, $96 and $967, respectively. As a result, as of January 31, 2004 and 2003, accrued property taxes were overstated by $1,198 and $582, respectively. These errors resulted from imprecise metrics used to calculate our property tax accrual. We have corrected these errors through our restatement.

(iv) Understated Deferred Tax Liability

      In September 2004, we determined that, when we adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003, as a result of temporary differences relating to the treatment of goodwill relating to our Carl’s Jr. brand, we should have recorded a provision for income taxes to increase our deferred tax valuation allowance by $529. This would have resulted in a deferred tax liability in the same amount. We also determined in September 2004 that our deferred tax valuation allowance should have further increased by $574 and $310 during the course of fiscal 2004 and fiscal 2003, respectively, related to this same matter. We had not previously recorded this deferred tax liability. As a result, our deferred tax liability was understated by $1,413 and $839, as of January 31, 2004 and 2003, respectively. We determined in September 2004 that the error was immaterial and did not record an adjustment. In light of the conclusion to restate our financial statements for the other matters discussed herein, we determined it was appropriate to also include this adjustment in the restatement.

(v) Other Items

      We identified several other items that we have corrected through our restatement. Upon restatement, these additional items aggregate to a net increase to accumulated deficit, as of January 31, 2004 and 2003, of $865 and $564, respectively, with none of these items individually exceeding $1,000. The net impact on net loss upon restatement for these items is an increase in fiscal 2004 of $300, a decrease in fiscal 2003 of $100, and an increase in fiscal 2002 of $27.

      See Note 2 of the Notes to Consolidated Financial Statements for additional information.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis

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

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale (as restated)

      Each quarter we evaluate the carrying value of individual restaurants when the operating results have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or a current expectation that a restaurant will be sold or otherwise disposed of before the end of its previously estimated useful life. We generally estimate the useful life of land and owned buildings to be 20 to 35 years and estimate the remaining useful life of restaurants subject to leases to range from the end of the lease term then in effect to the end of such lease including all option periods. In making these judgments, we consider the period of time since the restaurant was opened or remodeled, and the trend of operations and expectations for future sales growth. For restaurants selected for review, we estimate the future estimated cash flows from operating the restaurant over its estimated useful life. We make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales. We employ a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales and related estimated useful life. In general, in expected same-store sales scenarios where sales are not expected to increase, we generally assume a shorter than previously estimated useful life.

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

      Same-store sales are the key indicator used to estimate future cash flow for evaluating recoverability. For each of our restaurant concepts, to evaluate recoverability of restaurant assets we estimate same-store sales will increase at an annual average rate of approximately 3% over the remaining useful life of the restaurant. The inflation rate assumed in making this calculation generally is 2.0%. If our same-store sales do not perform at or above our forecasted level, or cost inflation exceeds our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable and we may incur additional impairment charges in the future.

      Additionally, typically restaurants are operated for three years before we test them for impairment. Also, restaurants typically are not tested for either two or three years following a major remodel (contingent upon the extent of the remodel). We believe this provides the restaurant sufficient time to establish its presence in the market and build a customer base. If we were to test all restaurants for impairment without regard to the amount of time the restaurants were operating, the total asset impairment would increase substantially. In addition, if recently opened or remodeled restaurants do not eventually establish stronger market presence and build a customer base, the carrying value of certain of these restaurants may prove to be unrecoverable and we may incur additional impairment charges in the future.

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

      If our assumptions used in performing the impairment test prove inaccurate, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. During the first quarter of fiscal year 2004, we engaged an independent consultant to assist us in performing a valuation of the La Salsa brand. At that time, we concluded that the value of La Salsa’s net assets exceeded their carrying value. Accordingly, no impairment charge was required. Also at that time, we concluded that the value of the net assets of Carl’s Jr. exceeded the carrying value and no impairment charge was required. Recognizing that the operations and growth prospects of the La Salsa brand continued to deteriorate throughout fiscal 2004, we engaged the same independent consultant to assist us in performing a valuation of the La Salsa brand during the fourth quarter of fiscal 2004. That valuation concluded that the carrying value of the goodwill associated with the acquisition of La Salsa exceeded the current value and, accordingly, we recorded an impairment charge of $34,059, representing all of La Salsa’s goodwill. As of January 31, 2004, we have $22,649 in goodwill recorded on the balance sheet, which relates to Carl’s Jr.

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

Loss Contingencies

      We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS 5”), which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our consolidated financial statements. If only a range of loss can be determined, we accrue to the low end of the range. In accordance with SFAS 5, as of January 31, 2004, we have recorded an accrued liability for contingencies related to litigation in the amount of $3,670. The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related consolidated financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts we have accrued in our consolidated financial statements.

      We estimate the liability for those losses related to litigation claims that we believe are reasonably possible to result in an adverse outcome to be in the range of $350 to $650. In accordance with SFAS No. 5, we have not recorded a liability for those losses.

Franchised and Licensed Operations (as restated)

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

      In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of January 31, 2004, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $21,866 and $9,930, respectively. Troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-owned restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of January 31, 2004, the net book value of land and buildings under lease to Hardee’s franchisees that are considered to be troubled franchisees was approximately $19,206 and is included in the amount above. During fiscal 2005 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Stock-Based Compensation

      As discussed in Notes 1 and 24 of Notes to Consolidated Financial Statements, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. We have elected to account for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Because of this election, we are required to make certain disclosures of pro forma net income assuming we had adopted SFAS 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation (see Note 1 of Notes to Consolidated Financial Statements for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation).

Valuation Allowance for Net Deferred Tax Asset (as restated)

      As disclosed in Note 21 of Notes to Consolidated Financial Statements, we have recorded a 100% valuation allowance against our deferred tax assets, net of deferred tax liabilities that may offset our deferred tax assets for income tax accounting purposes. If our business turnaround is successful, we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows mentioned above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of January 31, 2004, our net deferred tax assets and related valuation allowance were approximately $187,276 and $188,689, respectively, resulting in a net deferred tax liability of $1,413, which is recorded in other long-term liabilities in our consolidated balance sheet.

Restaurant Portfolio Strategy (as restated)

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

      During fiscal 2004, 2003 and 2002, we recorded facility action charges of $17,776, $5,194 and $70,908, respectively, which were primarily non-cash in nature. Subsequent to January 31, 2004, we announced our intention to close 28 Hardee’s restaurants that do not fit within our new menu strategy. We expect those closures to occur during the first quarter of fiscal 2005 and result in approximately $2,500 in additional facility action charges.

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

Operating Review

      The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our consolidated statements of operations for the years indicated:

	Fiscal Year Ended January 31,

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Revenue:
Company-operated restaurants	80.9%	81.4%	81.7%
Franchised and licensed restaurants and other	19.1	18.6	18.3

Total revenue	100.0	100.0	100.0

Operating costs and expenses:
Restaurant operations(1):
Food and packaging	29.8	28.9	30.3
Payroll and other employee benefits	32.4	32.3	32.5
Occupancy and other operating expenses	23.4	23.3	23.2
Franchised and licensed restaurants and other(2)	78.3	77.5	76.8
Advertising expenses(1)	6.2	6.5	6.2
General and administrative expenses	7.6	8.4	7.8
Facility action charges, net	1.3	0.4	4.9
Impairment of goodwill	2.4	—	—

Operating income (loss)	(0.6)	2.7	(2.2)
Interest expense	(2.8)	(2.9)	(3.7)
Other income, net	—	1.2	—

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	(3.4)	0.9	(5.9)
Income tax benefit (expense)	(0.2)	0.5	—

Income (loss) from continuing operations	(3.6)%	1.4%	(5.9)%

(1)	As a percentage of revenue from company-operated restaurants.

(2)	As a percentage of revenue from franchised and licensed restaurants and other.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

      The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations and are classified in the same way as we present segment information (see Note 22 of the Notes to Consolidated Financial Statements).

	Fiscal Year 2004

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Total

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Company-operated revenue	$523,945	$575,238	$42,310	$1,436	$1,142,929
Company-operated average unit volume (trailing-13 periods)	1,187	792	723
Franchise-operated average unit volume (trailing-13 periods)	1,074	845	711
Average check	5.53	4.34	9.20
Company-operated same-store sales increase (decrease)	2.9%	2.5%	(1.3)%
Company-operated same-store transaction decrease	(1.7)%	(6.1)%	(4.9)%
Franchise-operated same-store sales increase	0.6%	1.0%	1.7%
Operating costs as a % of company- operated revenue:
Food and packaging	28.8%	31.0%	26.8%
Payroll and employee benefits	29.1%	35.4%	32.8%
Occupancy and other operating costs	21.5%	24.3%	35.1%
Restaurant-level margin	20.6%	9.3%	5.3%
Advertising as a percentage of company-operated revenue	6.5%	6.2%	2.9%
Franchising revenue:
Royalties	21,794	38,348	1,623	302	62,067
Distribution centers	155,945	20,693	—	—	176,638
Rent	22,059	7,988	—	—	30,047
Other	1,312	427	—	—	1,739

Total franchising revenue	201,110	67,456	1,623	302	270,491

Franchising expense:
Administrative expense (including provision for bad debts)	3,720	5,917	731	—	10,368
Distribution centers	152,285	20,336	—	—	172,621
Rent and other occupancy	21,734	7,115	—	—	28,849

Total franchising expense	177,739	33,368	731	—	211,838

Net franchising income	23,371	34,088	892	302	58,653

Facility action charges, net	2,192	15,693	564	(673)	17,776
Impairment of goodwill	—	—	34,059	—	34,059
Operating income (loss)	$55,307	$(26,334)	$(37,304)	$263	$(8,068)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

	Fiscal Year 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Total

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Company-operated revenue	$507,526	$562,010	$38,550	$1,560	$1,109,646
Company-operated average unit volume (trailing-13 periods)	1,152	763	751
Franchise-operated average unit volume (trailing-13 periods)	1,055	812	751
Average check	5.26	3.98	8.80
Company-operated same-store sales increase (decrease)	0.7%	(2.2)%	0.8%
Company-operated same-store transaction increase (decrease)	(3.4)%	(7.4)%	0.1%
Franchise-operated same-store sales increase (decrease)	0.2%	(2.6)%	0.9%
Operating costs as a % of company-operated revenue:
Food and packaging	27.9%	29.9%	26.9%
Payroll and employee benefits	28.9%	35.5%	32.4%
Occupancy and other operating costs	22.0%	24.1%	28.6%
Restaurant-level margin	21.2%	10.5%	12.1%
Advertising as a percentage of company- operated revenue	6.9%	6.5%	3.3%
Franchising revenue:
Royalties	21,071	37,355	1,409	365	60,200
Distribution centers	145,055	18,155	—	—	163,210
Rent	19,391	9,696	—	—	29,087
Other	649	569	—	—	1,218

Total franchising revenue	186,166	65,775	1,409	365	253,715

Franchising expense:
Administrative expense (including provision for bad debts)	2,880	5,358	411	—	8,649
Distribution centers	141,429	18,310	—	—	159,739
Rent and other occupancy	19,289	8,860	—	—	28,149

Total franchising expense	163,598	32,528	411	—	196,537

Net franchising income	22,568	33,247	998	365	57,178

Facility action charges, net	1,267	3,927	—	—	5,194
Operating income (loss)	$53,235	$(16,430)	$(397)	$(202)	$36,206

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

	Fiscal Year 2002

	Carl’s Jr.	Hardee’s	Other(A)	Total

	(as restated)	(as restated)	(as restated)	(as restated)
Company-operated revenue	$516,998	$614,291	$43,095	$1,174,384
Company-operated average unit volume (trailing-13 periods)	1,135	763
Franchise-operated average unit volume (trailing-13 periods)	1,019	826
Average check	5.04	3.74
Company-operated same-store sales increase	2.9%	0.1%
Company-operated same-store transaction decrease	(2.4)%	(4.8)%
Franchise-operated same-store sales increase (decrease)	2.4%	(1.2)%
Operating costs as a % of company-operated revenue:
Food and packaging	29.0%	31.5%
Payroll and employee benefits	29.1%	35.3%
Occupancy and other operating costs	22.6%	24.1%
Restaurant-level margin	19.3%	9.1%
Advertising as a percentage of company-operated revenue	6.4%	6.1%
Franchising revenue:
Royalties	19,830	46,264	—	66,094
Distribution centers	145,733	13,231	—	158,964
Rent	20,737	14,096	—	34,833
Other	1,259	2,577	—	3,836

Total franchising revenue	187,559	76,168	—	263,727

Franchising expense:
Administrative expense (including provision for bad debts)	2,501	11,346	—	13,847
Distribution centers	142,353	14,999	—	157,352
Rent and other occupancy	21,020	10,363	—	31,383

Total franchising expense	165,874	36,708	—	202,582

Net franchising income	21,685	39,460	—	61,145

Facility action charges (gains), net	(360)	66,561	4,707	70,908
Operating income (loss)	$49,728	$(80,561)	$(330)	$(31,163)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

	Fourth Quarter Fiscal Year 2004

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Total

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Company-operated revenue	$122,944	$129,070	$9,348	$330	$261,692
Average check	5.74	4.55	9.10
Company-operated same-store sales increase	5.3%	9.2%	2.0%
Company-operated same-store transaction decrease	(2.4)%	(2.1)%	(2.1)%
Franchise-operated same-store sales increase	3.2%	6.1%	2.6%
Operating costs as a % of company-operated revenue:
Food and packaging	29.7%	30.2%	27.7%
Payroll and employee benefits	30.0%	35.6%	36.6%
Occupancy and other operating costs	20.2%	25.8%	42.8%
Restaurant-level margin	20.1%	8.4%	(7.3)%
Advertising as a percentage of company-operated revenue	7.0%	6.2%	2.8%
Franchising revenue:
Royalties	5,093	9,411	428	58	14,990
Distribution centers	37,165	3,167	—	—	40,332
Rent	5,446	2,121	—	—	7,567
Other	660	138	—	—	798

Total franchising revenue	48,364	14,837	428	58	63,687

Franchising expense:
Administrative expense (including provision for bad debts)	835	1,311	157	—	2,303
Distribution centers	36,258	3,052	—	—	39,310
Rent and other occupancy	5,197	1,630	—	—	6,827

Total franchising expense	42,290	5,993	157	—	48,440

Net franchising income	6,074	8,844	271	58	15,247

Facility action charges, net	2,852	12,274	370	—	15,496
Impairment of goodwill	—	—	34,059	—	34,059
Operating income (loss)	$9,742	$(15,157)	$(36,179)	$(38)	$(41,632)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

	Fourth Quarter Fiscal Year 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Total

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Company-operated revenue	$116,517	$115,857	$9,737	$390	$242,501
Average check	5.30	4.10	8.40
Company-operated same-store sales increase (decrease)	2.1%	(5.8)%	(0.7)%
Company-operated same-store transaction increase (decrease)	0.7%	(9.4)%	(1.2)%
Franchise-operated same-store sales increase (decrease)	0.4%	(4.1)%	1.4%
Operating costs as a % of company- operated revenue:
Food and packaging	28.0%	30.5%	26.7%
Payroll and employee benefits	29.4%	37.5%	35.2%
Occupancy and other operating costs	23.3%	28.2%	32.8%
Restaurant-level margin	19.3%	3.8%	5.1%
Advertising as a percentage of company-operated revenue	6.9%	7.4%	3.3%
Franchising revenue:
Royalties	5,367	7,128	372	90	12,957
Distribution centers	33,259	4,536	—	—	37,795
Rent	4,468	565	—	—	5,033
Other	132	170	—	—	302

Total franchising revenue	43,226	12,399	372	90	56,087

Franchising expense:
Administrative expense (including provision for bad debts)	966	1,551	111	—	2,628
Distribution centers	32,591	4,817	—	—	37,408
Rent and other occupancy	4,588	1,342	—	—	5,930

Total franchising expense	38,145	7,710	111	—	45,966

Net franchising income	5,081	4,689	261	90	10,121

Facility action charges, net	(51)	47	—	—	(4)
Operating income (loss)	$9,532	$(15,232)	$(812)	$98	$(6,414)

(A)	“Other” consists of Green Burrito in fiscal 2004 and fiscal 2003 and Taco Bueno and Rally’s in fiscal 2002. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in “Other.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Presentation of Non-GAAP Measurements

EBITDA

      EBITDA is a typical non-GAAP measurement for companies that issue public debt and a measure used by the lenders under our bank credit facility. We believe EBITDA is useful to our investors as an indicator of earnings available to service debt. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. We calculate EBITDA as earnings before cumulative effect of accounting changes, discontinued operations, interest expense, income taxes, depreciation and amortization, facility action charges, impairment of goodwill and impairment of assets held for sale. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. Additionally, we believe EBITDA is a more meaningful indicator of earnings available to service debt when certain charges, such as impairment of goodwill and facility action charges are excluded from income (loss) from continuing operations. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes and debt service payments and cash costs arising from facility actions.

	2004

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Net income (loss)	$49,319	$(62,286)	$(37,253)	$(3,000)	$(53,220)
Discontinued operations, excluding impairment	—	—	—	(89)	(89)
Interest expense	6,263	33,787	(81)	(7)	39,962
Income tax expense (benefit)	721	(19)	—	1,715	2,417
Depreciation and amortization	26,777	41,156	3,734	407	72,074
Facility action charges, net	2,192	15,693	564	(673)	17,776
Impairment of goodwill	—	—	34,059	—	34,059
Impairment of Timber Lodge	—	—	—	2,879	2,879

EBITDA	$85,272	$28,331	$1,023	$1,232	$115,858

	2003

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Net income (loss)	$50,731	$(215,821)	$(429)	$8,900	$(156,619)
Cumulative effect of accounting change for goodwill	—	175,780	—	—	175,780
Discontinued operations	—	—	—	53	53
Interest expense	6,219	33,657	32	16	39,924
Income tax expense (benefit)	(1,597)	(5,702)	—	206	(7,093)
Depreciation and amortization	28,335	36,871	3,083	—	68,289
Facility action charges, net	1,267	3,927	—	—	5,194

EBITDA	$84,955	$28,712	$2,686	$9,175	$125,528

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

	2002

	Carl’s Jr.	Hardee’s	Other	Total

	(as restated)	(as restated)	(as restated)	(as restated)
Net income (loss)	$41,377	$(127,076)	$975	$(84,724)
Interest expense	10,722	42,519	665	53,906
Income tax expense (benefit)	(1,917)	1,333	—	(584)
Depreciation and amortization	29,616	45,340	1,537	76,493
Facility action charges (gains), net	(360)	66,561	4,707	70,908

EBITDA	$79,438	$28,677	$7,884	$115,999

      The following table reconciles EBITDA (a non-GAAP measurement) to cash flow provided by operating activities (a GAAP measurement):

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Cash flow provided by operating activities	$73,313	$56,436	$74,650
Interest expense	39,962	39,924	53,906
Income tax expense (benefit)	2,417	(7,093)	(584)
Amortization of loan fees	(4,451)	(4,238)	(9,616)
(Provision for) recovery of losses on accounts and notes receivable	(2,260)	1,198	(6,057)
Gain (loss) on investments, sale of property and equipment, capital leases and extinguishment of debt	(3,598)	10,560	(135)
Deferred income taxes	(574)	(839)	—
Other non-cash items	284	(13)	(2,300)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	10,304	16,476	21,215
Net change in refundable income taxes	(643)	(3,262)	(31,539)
Net change in receivables, inventories, prepaid expenses and other current assets	(3,542)	11,138	(1,303)
Net change in accounts payable and other current liabilities	4,402	2,137	17,762
EBITDA from discontinued operations	108	(53)	—
Net cash provided to discontinued operations	244	3,104	—

EBITDA, including discontinued operations	115,966	125,475	115,999
Less: EBITDA from discontinued operations	(108)	53	—

EBITDA	$115,858	$125,528	$115,999

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Fiscal 2004 Compared with Fiscal 2003 and Fiscal 2003 Compared with Fiscal 2002 (as restated)

Carl’s Jr.

      During fiscal 2004, we sold 15 restaurants to franchisees, closed four restaurants and opened five restaurants. Carl’s Jr. franchisees and licensees opened 30 restaurants, acquired 15 restaurants from us and closed 12 restaurants. As of January 31, 2004, the Carl’s Jr. system consisted of the following:

	Restaurant Portfolio					Fiscal Year Revenue

				2004-2003	2003-2002				2004-2003	2003-2002
	2004	2003	2002	Change	Change	2004	2003	2002	Change	Change

						(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Company	426	440	443	(14)	(3)	$523,945	$507,526	$516,998	$16,419	$(9,472)
Franchised and licensed(a)	580	547	526	33	21	201,110	186,166	187,559	14,944	(1,393)

Total	1,006	987	969	19	18	$725,055	$693,692	$704,557	$31,363	$(10,865)

(a)	Includes $155,945, $145,055 and $145,733 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants in fiscal 2004, 2003 and 2002, respectively.

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

      The changes in the restaurant-level margin percentage are explained as follows:

	2004	2003

	(as restated)	(as restated)
Restaurant-level margins for the prior year	21.2%	19.3%
(Increase) decrease in food and packaging costs	(0.9)	1.1
(Increase) decrease in workers’ compensation expense	(0.3)	0.6
Increase in labor costs, excluding workers’ compensation	—	(0.3)
Decrease in equipment lease expense	0.3	—
Decrease in depreciation expense	0.3	0.1
(Increase) decrease in general liability insurance expense	(0.2)	0.2
Increase in rent expense, property taxes and licenses	(0.1)	—
(Increase) decrease in repair and maintenance expense	0.1	(0.1)
Other, net	0.2	0.3

Restaurant-level margins for the current year	20.6%	21.2%

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

      Equipment lease expense decreased in fiscal 2004 from fiscal 2003 due mainly to expiration of several point-of-sale equipment leases, at which time we acquired the equipment at its fair market value. Depreciation expense decreased as a percent of sales in fiscal 2004 from fiscal 2003 and in fiscal 2003 from fiscal 2002 as more assets became fully depreciated while the amount of capital expenditures in fiscal 2004 and fiscal 2003 remained moderate relative to historical levels.

      General liability insurance expense increased in fiscal 2004 from fiscal 2003 due mainly to a $2,200 credit recorded during fiscal 2003 as compared to an approximate $500 credit recorded during fiscal 2004. Such credits are based on actuarial analyses of our claims reserves and reflect dispositions of general liability claims more favorable than previously anticipated. General liability insurance expense decreased in fiscal 2003 from fiscal 2002 as a result of the aforementioned credit recorded in fiscal 2003. We do not anticipate a significant amount of actuarially determined adjustments to our claims reserves in the future, but we can provide no assurance that they will not occur.

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

Franchised and Licensed Restaurants

      Franchised and licensed restaurant revenues increased $14,944, or 8.0%, to $201,110 during fiscal 2004 from fiscal 2003. The increase is due mainly to a $10,890, or 7.5%, increase in food, paper and supplies distribution revenues as a result of the increase in the number of franchised stores, price increases resulting from pass-through of higher costs of beef and other commodities, and the increase in franchise restaurant same-store sales. Franchise royalties also grew $723, or 3.4%, in fiscal 2004 from fiscal 2003 as a result of the growth in franchised restaurants store count and same-store sales. Franchise revenues also benefited from higher sublease revenues from franchisees. Revenues from franchised and licensed restaurants decreased slightly in fiscal 2003 from fiscal 2002 due mainly to minor decreases in distribution and rent revenues,

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

partially offset by higher royalty revenues that resulted from the sale of company-operated restaurants to franchisees that occurred during fiscal 2002. Also, franchise fees decreased in fiscal 2003 from fiscal 2002 as franchisees acquired 28 less restaurants from us during fiscal 2003 as compared to fiscal 2002.

      Net franchising income increased $803, or 3.6%, during fiscal 2004 from fiscal 2003, and $883, or 4.1%, in fiscal 2003 from fiscal 2002. The increase during fiscal 2004 is primarily due to the increase in royalty revenues and increased franchise fees received during fiscal 2004, as franchisees acquired 13 more restaurants from us and opened two more restaurants in fiscal 2004 as compared to fiscal 2003, partially offset by an increase in franchise administrative expenses due mainly to an increase in provision for bad debts. The increase in franchising income in fiscal 2003 from fiscal 2002 is primarily due to the increase in royalty revenues, partially offset by the decrease in franchise fees.

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

Hardee’s

      During fiscal 2004, we acquired two restaurants from franchisees, opened four restaurants and closed 15 restaurants. Hardee’s franchisees and licensees opened 15 new restaurants, sold two restaurants to us and closed 112 restaurants. As of January 31, 2004, the Hardee’s system consisted of the following:

	Restaurant Portfolio					Fiscal Year Revenue

				2004-2003	2003-2002				2004-2003	2003-2002
	2004	2003	2002	Change	Change	2004	2003	2002	Change	Change

						(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Company	721	730	742	(9)	(12)	$575,238	$562,010	$614,291	$13,228	$(52,281)
Franchised and licensed	1,400	1,499	1,648	(99)	(149)	67,456	65,775	76,168	1,681	(10,393)

Total	2,121	2,229	2,390	(108)	(161)	$642,694	$627,785	$690,459	$14,909	$(62,674)

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

      The changes in the restaurant-level margin percentage are explained as follows:

	2004	2003

	(as restated)	(as restated)
Restaurant-level margins for the prior year	10.5%	9.1%
(Increase) decrease in food and packaging costs	(1.1)	1.4
Increase in depreciation expense	(0.7)	—
(Increase) decrease in repair and maintenance expenses	0.4	(0.4)
(Increase) decrease in labor costs, excluding workers’ compensation	0.4	(0.9)
Increase in workers’ compensation expense	(0.3)	—
Increase in rent expense, taxes and licenses	(0.2)	(0.3)
Increase in utilities expense	(0.1)	(0.2)
Decrease in opening costs	0.1	—
Increase due to closure of unprofitable restaurants	—	1.8
Other, net	0.3	—

Restaurant-level margins for the current year	9.3%	10.5%

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

      Depreciation expense increased in fiscal 2004 from fiscal 2003 due to placement into service of major capital expenditures for restaurant remodeling and equipment upgrades in the latter part of fiscal 2003 and into fiscal 2004, as well as a fourth quarter charge to accelerate amortization of point-of-sale equipment under capital lease. With much of the remodeling and upgrade activity substantially complete (see Liquidity and Capital Resources on page 52 for further discussion), such capital spending pursuant to the Star Hardee’s remodel program significantly decreased in fiscal 2004. Repair and maintenance expenses decreased in fiscal 2004 from fiscal 2003, after having increased to a similar degree in fiscal 2003 from fiscal 2002, also due to the reduced remodeling and upgrade activity noted above and improved cost management.

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

Franchised and Licensed Restaurants

      Franchised and licensed restaurant revenues increased $1,681, or 2.6%, to $67,456 in fiscal 2004 from fiscal 2003. This increase is due mainly to an increase in equipment sales to franchisees of $2,538, or 14.0%, which resulted from equipment upgrades by franchisees pursuant to the Star Hardee’s remodel program. During fiscal 2004, franchisees remodeled 232 restaurants. Franchise royalty revenues also increased $993, or

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

2.7%, in fiscal 2004 from fiscal 2003 primarily as a result of a 1.0% increase in franchised restaurants same-store sales and improved financial health of certain franchisees, which allowed them to resume royalty payments to us, partially offset by the decrease in number of franchised restaurants. Revenues from franchised and licensed restaurants decreased $10,393, or 13.6%, in fiscal 2003 from fiscal 2002. This decrease was primarily due to a $8,909,or 19.3%, decrease in royalty revenues and a $4,400, or 31.2% decrease in rent revenues resulting from closure by franchisees of under-performing restaurants during fiscal 2003 and 2002, as well as the financial difficulties of certain franchisees, which resulted in our inability to recognize unpaid royalties and rent as revenues. Partially offsetting these decreases was an increase in distribution revenues resulting from equipment sales to franchisees pursuant to the Star Hardee’s remodel program

      Net franchising income increased $841, or 2.5%, in fiscal 2004 from fiscal 2003 and decreased $6,213, or 15.7%, in fiscal 2003 from fiscal 2002. The increase during fiscal 2004 is primarily due to the increase in royalty revenues and increased distribution profitability from the equipment sales volume growth. The decrease in fiscal 2003 from fiscal 2002 resulted mainly from the royalty and rent revenue decreases noted above, partially offset by a decrease in provision for bad debts.

La Salsa

      During fiscal 2004, we opened eight restaurants and closed four restaurants. La Salsa franchisees and licensees opened six restaurants and closed seven. As of January 31, 2004, the La Salsa system consisted of the following:

	Restaurant Portfolio			Revenue

	2004	2003	Change	2004	2003(1)	Change

				(as restated)	(as restated)	(as restated)
Company	61	57	4	$42,310	$38,550	$3,760
Franchised and licensed	41	42	(1)	1,623	1,409	214

Total	102	99	3	$43,933	$39,959	$3,974

(1)	For the period March 1, 2002 through January 31, 2003.

      Revenue from company-operated La Salsa restaurants increased $3,760, or 9.8%, to $42,310 in fiscal 2004 from fiscal 2003 primarily as a result of recording 31 additional days of revenues in fiscal 2004 (operating results for La Salsa were not included in our consolidated financial statements until our acquisition of the concept on March 1, 2002) and, to a lesser extent, the net addition of four company-operated restaurants during fiscal 2004. The increase was partially offset by a 1.3% decrease in same-store sales in fiscal 2004 from fiscal 2003.

      Restaurant-level margins as a percent of sales were 5.3% and 12.1% in fiscal 2004 and fiscal 2003, respectively. Payroll and employee benefits costs increased 0.4% as a percent of sales in fiscal 2004 from fiscal 2003 due mainly to increased direct labor costs, partially offset by a decrease in workers’ compensation expense. Occupancy and other expenses increased 6.5% as a percent of sales in fiscal 2004 from fiscal 2003 primarily as a result of increased rent and common area maintenance expenses, higher depreciation expense upon full placement of open restaurant assets into service, as well as increases in utilities, repair and maintenance and asset retirement expenses.

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

General and Administrative Expense

      General and administrative expenses were 7.6% of total revenue in fiscal 2004, as compared to 8.4% in fiscal 2003. General and administrative expenses decreased $7,452, or 6.5%, to $107,480 during fiscal 2004. This decrease is primarily due to (i) reduced executive incentive compensation, (ii) lower relocation and recruiting expenses, (iii) lower telephone expense, (iv) lower travel expense and (v) lower supplies expense.

      General and administrative expenses were 8.4% of total revenue in fiscal 2003, as compared to 7.8% in fiscal 2002. General and administrative expenses increased $2,781, or 2.5%, to $114,932 during the year ended January 31, 2003, as compared to the prior fiscal year. This increase is primarily due to the acquisition of SBRG, which resulted in $6,752 of additional expense in fiscal 2003, partially offset by the prior year including amortization of goodwill in the amount of $5,736, and a decrease in field general and administrative expense at Hardee’s as a result of the closure of unprofitable restaurants.

Interest Expense

      Interest expense was as follows:

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Bank credit facility	$1,146	$631	$6,130
Senior subordinated notes due 2009	18,250	18,150	18,250
Capital lease obligations	8,503	9,134	9,544
2004 convertible subordinated notes	4,206	6,032	6,767
2023 convertible subordinated notes	1,385	—	—
Amortization of loan fees	4,451	4,238	9,616
Letter of credit fees and other	2,021	1,739	3,599

Total interest expense	$39,962	$39,924	$53,906

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

Other Income (Expense), Net

      Other Income (Expense), Net, consists of the following:

	Fiscal Year Ended January 31,

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Gains on the sale of Checkers stock	$—	$9,248	$1,876
Gains (losses) on the repurchase of convertible subordinated notes	(708)	2,800	—
Other, net	725	3,791	(2,115)

Total other income (expense), net	$17	$15,839	$(239)

      During fiscal 2004, we recorded $1,315 of other income related to point-of-sale equipment lease sales, which is recorded as a component of “other” above.

      During fiscal 2003, we reversed a $1,300 estimated liability established in prior periods related to certain records lost during a natural disaster, which is recorded as a component of “other” above.

Income Taxes

      We recorded income tax expense for the fiscal year ended January 31, 2004 of $2,417, comprised primarily of foreign income taxes, provision for certain matters under audit and deferred taxes associated with there being no amortization of goodwill for financial reporting versus amortization of goodwill for income tax reporting purposes. Our net operating losses are such that we will not be required to pay federal income taxes for fiscal 2004. We recorded a net tax benefit for the fiscal year ended January 31, 2003 of $7,093 arising from filing amended tax returns to carryback operating losses as permitted by the Job Creation and Worker Assistance Act of 2002, partially offset by foreign and deferred income taxes. We were not required to pay federal or state income taxes in fiscal 2003.

      We maintained a deferred tax liability of $1,413 as of January 31, 2004, which results from our net deferred tax assets and tax valuation allowance of approximately $187,276 and $188,689, respectively. We have recorded a 100% valuation allowance against our deferred tax assets, net of deferred tax liabilities that may offset our deferred tax assets for income tax accounting purposes, because we believe it is more likely than not we will not realize the benefits of these deductible differences at January 31, 2004. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. After we adopted SFAS 142, we ceased amortizing goodwill for financial reporting purposes (even though such amortization continues for income tax reporting purposes). As a result, the reversal timing of the associated deferred tax liability has become indeterminable and may not be offset by our deferred tax assets which all have determinable reversal timing. As a result, we maintain a net deferred tax liability related to the financial versus income tax reporting difference that arises with respect to amortization of goodwill.

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

Fiscal Fourth Quarter 2004 Compared with Fiscal Fourth Quarter 2003 (as restated)

Carl’s Jr.

Company-Operated Restaurants

      The changes in the restaurant-level margin percentage for the fiscal fourth quarter 2004 are explained as follows:

(as restated)

Restaurant-level margins for the prior year	19.3%
Increase in food and packaging costs	(1.7)
Decrease in utilities expense	1.1
Increase in workers’ compensation expense	(0.7)
Decrease in labor costs, excluding workers’ compensation	0.1
Decrease in depreciation expense	0.6
Decrease in property taxes	0.4
Decrease in repairs and maintenance expense	0.3
Decrease in equipment lease expense	0.2
Other, net	0.5

Restaurant-level margins for the current year	20.1%

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

Hardee’s

Company-Operated Restaurants

      The changes in the restaurant-level margin percentage for the fiscal fourth quarter 2004 are explained as follows:

(as restated)

Restaurant-level margins for the prior year	3.8%
Decrease in labor costs, excluding workers’ compensation	2.8
Increase in workers’ compensation expense	(0.9)
Increase in depreciation expense	(1.8)
Decrease in repair and maintenance expense	1.2
Decrease in general liability insurance expense	1.2
Decrease in utilities expense	1.1
Increase in fixed asset retirements expense	(0.9)
Decrease in opening costs	0.5
Decrease in write-down of promotional items	0.4
Decrease in food and packaging costs	0.3
Other, net	0.7

Restaurant-level margins for the current year	8.4%

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

Franchised and Licensed Restaurants

      Revenues from franchised and licensed restaurants increased by $2,438, or 19.7% in fiscal fourth quarter 2004 from fiscal 2003 as a result of increased royalty and rent revenues, partially offset by a decrease in distribution revenues. Franchise royalty revenues increased primarily as a result of a 6.1% increase in franchised restaurants same-store sales and improved financial health of certain franchisees, which allowed them to resume royalty payments to us, partially offset by the decrease in number of franchised restaurants. Distribution revenues decreased in fiscal 2004 from fiscal 2003 due to a slowing in latter 2004 of equipment purchases by franchisees after significant investments made in fiscal 2003 and early fiscal 2004 pursuant to the Star Hardee’s remodel program. Franchising income increased by $4,155 or 88.6% in fiscal 2004 mainly as a result of the $2,283 increase in royalty revenues resulting from increased same-store sales and improved financial health of the franchisees as noted above.

La Salsa

      La Salsa restaurant-level margins as a percent of sales decreased to negative 7.3% in fiscal fourth quarter 2004 from 5.1% in fiscal 2003. Food and packaging costs increased as a percent of sales mainly due to higher paper costs and reduced vendor marketing allowances. Payroll and employee benefits costs increased as a percent of sales due mainly to increased direct labor costs, partially offset by a decrease in workers’ compensation expense. Occupancy and other expenses increased significantly due to higher depreciation, rent, repair and maintenance, common area maintenance and property tax expenses in fiscal 2004.

      During the fourth quarter of fiscal 2004, we recorded a charge of $34,059, recognizing the impairment of the goodwill associated with the acquisition of La Salsa.

Accounting Pronouncements Not Yet Adopted

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 is applicable immediately to variable interests in a variable interest entity created or obtained after January 31, 2003.

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

      FIN 46R excludes operating businesses, as defined, from its scope subject to four conditions, and states the provisions of FIN 46R need not be applied if a company is unable, subject to making an exhaustive effort, to obtain the necessary information. We are currently evaluating whether any of the aforementioned conditions exist that would subject any of our franchise arrangements to the provisions of FIN 46R, requiring us to determine if they are VIEs, and, if so, whether we are the primary beneficiary. We do not possess any ownership interests in our franchisees. Additionally, we generally do not provide financial support to our franchisees in a typical franchise relationship. Also, our franchise agreements currently do not require our franchisees to provide the timely financial information necessary to apply the provisions of FIN 46R to our franchisees.

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

      We, and the QSR industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of January 31, 2004, our current ratio was 0.77 to 1.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

      The full text of the contractual requirements imposed by this financing is set forth in the Fifth Amended and Restated Credit Agreement, dated as of November 12, 2003, which we filed with the Securities and Exchange Commission. Based upon the financial results we originally reported (i.e. prior to our restatement of previously issued financial statements, as discussed in Note 2 of the Notes to Consolidated Financial Statements), we were in compliance with the requirements of the Facility as of January 31, 2004. However, had we reported our “as-restated” financial results instead of our originally reported results, and had we been unable to obtain an amendment to or waiver of the applicable sections of the Facility, we would have been in violation of certain of the financial performance covenants under the Facility as of January 31, 2004. On June 2, 2004, we refinanced the Facility with a new credit facility (New Facility). Based on the terms of the New Facility, we continue to classify the Facility as long-term as of January 31, 2004, in the accompanying Consolidated Balance Sheet. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default under other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only if we are in default under the Facility), our Senior Notes and our Convertible Notes may also become accelerated under certain circumstances and after all cure periods have expired.

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

      Cash provided by operating activities during fiscal 2004 increased $16,877 or 29.9%, as compared to fiscal 2003, primarily due to improved working capital management and a decrease in funding of discontinued operations, partially offset by income tax refunds received during fiscal 2003. Cash used in investing activities decreased $16,814 or 46.3%, as compared to fiscal 2003, primarily due to reduced capital expenditures, partially offset by proceeds from the disposal of all our remaining Checkers stock during fiscal 2003. The decrease in capital expenditures was primarily due to reduced spending at our Hardee’s concept, in which we invested significantly during fiscal 2003 pursuant to the Star Hardee’s remodel program, and a reduction in new restaurant development, also primarily at Hardee’s. The decrease in funding of discontinued operations resulted from a decrease in capital spending at Timber Lodge during fiscal 2004, which reduced the amount of cash used by that operation. Cash used in financing activities during fiscal 2004 decreased $8,426 or 32.1%, as compared to fiscal 2003, primarily as a result of proceeds from the issuance of the Convertible Notes and proceeds from the term loan portion of the Facility, partially offset by the repurchase of $100,000 of our 4 1/4% Convertible Subordinated Notes Due 2004 and net repayments on the Facility.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

      Capital expenditures for the years ended January 31, 2004 and 2003 were:

	January 31, 2004	January 31, 2003

	(as restated)	(as restated)
New restaurants (including restaurants under development)
Carl’s Jr.	$6,432	$9,473
Hardee’s	3,743	13,299
La Salsa	4,033	1,474
Remodels, Dual-branding (including construction in process)
Carl’s Jr.	2,485	3,191
Hardee’s	11,192	30,574
La Salsa	107	—
Other restaurant additions
Carl’s Jr.	4,890	4,026
Hardee’s	6,284	8,567
La Salsa	2,602	2,928
Green Burrito	—	1
Corporate	5,845	3,015

Total	$47,613	$76,548

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

Long-Term Obligations

Contractual Cash Obligations

      The following table presents our long-term contractual cash obligations:

	Payments Due by Periods

		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Long-term debt(1)	$354,271	$26,843	$10,644	$11,784	$305,000
Capital lease obligations(2)(3)	107,586	14,045	22,134	20,858	50,549
Operating leases(2)	595,643	82,524	140,513	108,829	263,777
Unconditional purchase obligations(4)	44,519	14,365	13,180	10,544	6,430

Total contractual cash obligations	$1,102,019	$137,777	$186,471	$152,015	$625,756

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)

(Dollars in thousands)

(1)	Assumes holders of the 2023 Convertible Notes do not exercise redemption rights in October 2008.

(2)	The amounts reported above as operating leases and capital lease obligations include leases contained in the estimated liability for closing restaurants and leases for which we are the obligee to the property owner and sublease to franchisees. Additional information regarding operating leases and capital lease obligations can be found in Note 9 of Notes to the Consolidated Financial Statements.

(3)	Represents the undiscounted value of capital lease payments.

(4)	Unconditional purchase obligations include contracts for goods and services, primarily related to restaurant operations. We have classified the payments due by periods based on our average usage for each individual contract rather than the remaining term of the contract to better match expected expenditures with actual usage rates (see further discussion regarding these obligations in Item 7A — Quantitative and Qualitative Disclosures About Market Risk).

      The following table presents our other commercial commitments including letters of credit and guarantees. The specific commitments are discussed previously in Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations — as well as in Note 27 of the Notes to Consolidated Financial Statements.

Other Commercial Commitments

	Amount of Commitment
	Expirations Per Period

	Total Amounts	Less Than
	Committed	One Year	1-3 Years

Standby letters of credit under the Company’s Senior Credit Facility	$63,680	$63,680	$—
Guarantees	4,700	—	4,700

Total other commercial commitments	$68,380	$63,680	$4,700

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our $175,000 Facility. As of January  31, 2004, we had $24,062 and $63,680 in cash borrowings and letters of credit outstanding, respectively. Borrowings under the Facility bear interest at the Prime Rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $241. The estimated reduction is based upon the outstanding balance of the Facility plus letters of credit issued, and assumes no change in the volume, index or composition of debt as in effect January 31, 2004. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

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

      Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, such as this Form 10-K/A, is reported in accordance with the Securities and Exchange Commission’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      In connection with the preparation of the Form 10-K as of January 26, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by the Form 10-K report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings.

      Beginning with the Company’s fiscal year ending January 31, 2005, in addition to reporting on disclosure controls and procedures, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company’s senior management to provide an annual report on internal controls over financial reporting. This report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for the Company, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal controls over financial reporting, (iii) management’s assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not the Company’s internal controls over financial reporting are effective, and (iv) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal controls over financial reporting. Pursuant to this requirement, in early fiscal 2005 management established an internal control steering committee and project team, engaged outside consultants and adopted a detailed project work plan to document and assess the adequacy of internal controls over financial reporting, remediate any control weaknesses that may be identified, validate through testing that the controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting.

      In October and November of 2004, through an extensive internal review of its consolidated financial statements, the Company’s management identified several accounting matters that led to a conclusion by the Company’s Audit Committee of the Board of Directors that previously filed financial statements of the Company should be restated. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Notes to Consolidated Financial Statements included within this Form 10-K/A for further detailed discussion and quantification of the accounting errors identified.

      In December 2004, management determined that the accounting errors identified in its internal review resulted collectively from material weaknesses in internal controls over financial reporting in the associated accounting areas. The Company’s independent registered public accounting firm, KPMG LLP, concurred with the Company that the matters identified in the Company’s internal review collectively resulted from a material weakness (as such term is defined under standards established by the American Institute of Certified Public Accountants) in the Company’s internal controls over financial reporting.

      Based on the information obtained during its internal review and Section 404 compliance work subsequent to January 26, 2004, the Company’s Chief Executive Officer and Chief Financial Officer concluded in December 2004 that, because of the material weaknesses in internal controls over financial reporting described above, the Company’s disclosure controls and procedures, as of the end of the period covered by this Form 10-K/A report, were not effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings.

      Except as described below, there have been no changes in the Company’s internal controls over financial reporting during the fourth quarter of the Company’s fiscal year ended January 26, 2004, or thereafter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

      The Company has addressed several deficiencies identified during its internal review and Section 404 compliance work. Such efforts have resulted in changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These efforts have resulted in the following:

•	Revisions to the Company’s accounting policies to eliminate inconsistencies in its definition of lease term, strengthening of accounting practices whereby applicable lease terms are reviewed and appropriately considered by the Fixed Asset Accounting Department when establishing the depreciable lives for fixed and intangible assets that are subject to leases, and establishment of management review and approval procedures related thereto.

•	Formalization and improvement of existing communication practices among the Company’s Real Estate, Fixed Assets and General Accounting Departments to ensure timely and complete accounting for and financial reporting of facility actions such as restaurant sales, closures and lease/sublease modifications, or changes in the Company’s intention to sell or close restaurants or modify lease or sublease arrangements.

•	Increases to lease accounting staffing levels, additional training of General Accounting Department personnel with respect to all facets of lease accounting applicable to the Company, and implementation of management review and approval procedures related thereto.

•	Formalization and improvement of existing documentation practices to ensure communication of asset dispositions to the Company’s Accounting Department.

•	Implementation of annual fixed asset physical inventories in restaurant operations and annual fixed asset listing reviews by Facilities Department and Information Technology Department personnel.

•	Training of Information Technology Department and General Accounting Department personnel, and establishment of communication mechanisms between these two departments with respect to accounting for the costs of computer software developed or obtained for internal use.

•	Development and implementation of an enhanced Delegation of Authority policy to ensure that Company expenditures and contractual commitments are approved in accordance with the Company’s management plan.

•	Additional training of the Company’s Accounts Payable Department personnel to ensure they review invoices, before making payment, to ensure approval compliance in accordance with the Delegation of Authority.

•	Formalization and improvement of existing communication practices among General Accounting and other Corporate Departments throughout the Company to ensure timely and complete accrual for incurred but unbilled legal, information technology and other professional services.

•	Enhancement of property tax accrual preparation and management review within the Company’s Corporate Tax Department.

•	Additional training of individuals in the Company’s Corporate Tax Department regarding the appropriate accounting for deferred income taxes arising from financial versus tax reporting differences with respect to goodwill.

•	Segregation of development and production support duties within the Company’s Information Technology Department with respect to its key accounting and financial reporting systems.

•	Formalization of documentation of management reviews that occur during the periodic accounting close process.

•	Segregation of wire transfer and other electronic payment initiation and approval duties within the Company’s Treasury Department.

•	Enhancement of revenue recognition cut-off procedures in the Company’s equipment distribution business to ensure proper revenue recognition within each fiscal quarter.

      The Company continues to implement remedial measures in response to specific accounting and reporting issues related to the restatement and its ongoing Section 404 compliance work. These remedial measures will include additional personnel and organizational changes to improve supervision and increased training for finance and accounting personnel. The Company will also continue to develop new policies and procedures and educate and train its employees on its existing policies and procedures in an effort to constantly improve its internal controls over financial reporting and other disclosure controls and procedures. Furthermore, the Section 404 compliance work may identify additional weaknesses in the Company’s system of internal controls that may require additional remedial measures. Management will consider the status of these remedial measures when assessing the effectiveness of the Company’s internal controls over financial reporting and other disclosure controls and procedures as of January 31, 2005.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2004 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2004. Information concerning the current executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K/ A.

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

Equity Compensation Plan Information

      Equity compensation plans as of January 31, 2004 were:

		Weighted-Average
	Number of Securities	Exercise Price	Number of Securities Remaining
	to be Issued Upon	of Outstanding	Available for Future Issuance Under
	Exercise of	Options,	Equity Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	Rights	Column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,614,756	$10.23	1,099,646 (1)
Equity compensation plans not approved by security holders(2)	590,150	$6.60	209,850

Total	9,204,906	$10.00	1,309,496

(1)	A total of 4.9 million shares of common stock are available for grants of options or other awards under the 1999 stock incentive plan, with the amount of available shares increased by 350,000 shares on the date of each annual meeting of shareholders.

(2)	Represents options that are part of a “broad-based plan” as then defined by the New York Stock Exchange. See Note 24 of Notes to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions

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

      During fiscal years 2004, 2003 and 2002, we entered into the following related party transactions:

				Fiscal Year Ended
			On-Going	January 31,
		How Transaction Prices	Contractual
Involved Party	Business Purpose	are Determined	Commitments	2004	2003	2002

Carl N. Karcher (Chairman Emeritus)	Leased property for Anaheim, CA office, distribution facility and three restaurants.	Lease based upon the prevailing market for similar space within the area.	Several leases with varying expiration dates	$1,828	$1,534	$1,661
Fidelity National Financial, Inc. (“FNF”) (our Chairman is also the Chairman of FNF)	Title and escrow work on sale of restaurant properties and mortgages on properties for collateral on Senior Credit Facility	Escrow and title fees are determined per transaction based upon the stated standard rates as set by FNF to the general public at the time of each transaction.	None	—	10	1,216
FNF Capital, Inc. (100% owned subsidiary of FNF)	Leased equipment	Bids for the lease of equipment were submitted and most favorable terms were selected.	Several leases with varying expiration dates	4,364	7,445	5,455
Kensington Development (100% owned subsidiary of FNF)	Lease of Santa Barbara, CA office	Lease based upon the prevailing market for similar space within the area.	Lease agreement expires September 2007	548	598	195
M&N Foods, LLC. (affiliate of a current board member)	Sale of Carl’s Jr. restaurants to franchisee	Purchase price based on a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees. Transaction was evaluated for fairness by First Tennessee Securities Corp., an investment banking firm.	None, other than those contained in the franchise agreement and asset purchase agreement	—	—	4,100
Orion Realty Corp. (100% owned subsidiary of FNF)	Sale of surplus properties and termination of leases	(A)	Contractual arrangement	816	494	329
Praetorian Group (formerly an investment of FNF)	Sale of restaurants to franchisees	(A)	None	—	—	60
Rally’s Restaurants (owned by Checkers Drive-In Restaurants, Inc.)	Purchase of food and paper products from the Company	Mark-up consistent with price charged to Carl’s Jr. franchises.	Contract no longer in effect	—	—	1,652
Rocky Mountain Aviation (100% owned subsidiary of FNF)	Expenses associated with Company’s two leased aircraft	(B)	Lease agreements expire June 2007 and December 2010, respectively	1,190	784	414
Santa Barbara Restaurant Group, Inc. (“SBRG”) (our Chairman was also the Chairman of SBRG)	Merged with restaurants company for strategic growth purposes	Based on relative market values and expected accretive value of SBRG to CKE. Transaction was evaluated for fairness by Morgan Keegan & Company, Inc., an investment banking firm.	None	—	80,280	—
SBRG	License the Green Burrito Brand	According to License Agreement.	Requirements ceased after acquisition of SBRG	n/a	n/a	443

				Fiscal Year Ended
			On-Going	January 31,
		How Transaction Prices	Contractual
Involved Party	Business Purpose	are Determined	Commitments	2004	2003	2002

CLK, Inc. (affiliate of a current board member)	Sale of Carl’s Jr. restaurants to franchisee	(C)	None, other than those contained in the franchise agreement and asset purchase agreement	—	983	—
MJKL Enterprises, Inc. (affiliate of a current board member)	Sale of Carl’s Jr. restaurants to franchisee	(D)	None, other than those contained in the franchise agreement and asset purchase agreement	4,535	—	—
TWM Industries, Inc. (affiliate of a former CEO and board member of the Company)	Sale of Carl’s Jr. restaurants to franchisee	Purchase price based on a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees. Reduced by final payment due under employment agreement. Transaction was evaluated for fairness by First Tennessee Securities Corp., an investment banking firm.	None, other than those contained in the franchise agreement and asset purchase agreement	—	—	12,080

(A)	During fiscal 2000, we were in a workout situation with our lenders and we had to immediately begin to dispose of a significant number of assets to raise cash to repay our bank indebtedness. Also, during this time we began closing a significant number of under-performing restaurants, which resulted in a significant number of surplus properties that needed to be converted to cash. Under these circumstances, we determined that it was impractical under the time constraints to develop an internal real estate sales competency and, accordingly, we retained the services of these affiliates that possessed the requisite real estate competency and, in the case of Orion Realty Corp., we continue to use those services.

(b)	For first leased aircraft, based on contracted lease rates, partially offset by use by others of contracted planes. Contracted lease rates depend on number of passengers, distance, weights, airport fees and other factors to determine the cost for each specific trip. For second leased aircraft, based upon the prevailing market for similar aircraft.

(c)	Purchase price based on a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees.

(d)	Purchase price was established by using the greater of CKE’s carrying value or a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees.

Item 14.	Principal Accountant Fees and Services

      The information pertaining to principal accountant fees and services is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2004 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 26, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page

(a)(1)	Index to Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	66
	Consolidated Balance Sheets — as of January 31, 2004 and 2003	67
	Consolidated Statements of Operations — for the fiscal years ended January 31, 2004, 2003 and 2002	68
	Consolidated Statements of Stockholders’ Equity — for the fiscal years ended January 31, 2004, 2003 and 2002	69
	Consolidated Statements of Cash Flows — for the fiscal years ended January 31, 2004, 2003 and 2002	70
	Notes to Consolidated Financial Statements	71
	All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
(a)(2)	Exhibits: An “Exhibit Index” has been filed as a part of this Form 10-K/A beginning on page 123 hereof and is incorporated herein by reference.
(b)	Current Reports on Form 8-K:
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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE RESTAURANTS, INC.

By:	/s/ ANDREW F. PUZDER

Andrew F. Puzder,
President and Chief Executive Officer

Date: December 17, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004, in conformity with U.S. generally accepted accounting principles.

      As discussed in note 2 of the notes to consolidated financial statements, the consolidated financial statements for all periods presented have been restated.

      As discussed in notes 1 and 4 of the notes to consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during the first and fourth quarters of fiscal 2003, respectively.

/s/ KPMG LLP

Orange County, California

March 26, 2004, except as
to note 2 and the fourth
paragraph of note 13, which
are as of December 15, 2004

Part 1.	Financial Information

Item 1.	Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2004	2003

	(as restated)	(as restated)

	(Dollars in thousands
	except par values)
ASSETS
Current assets:
Cash and cash equivalents	$54,355	$18,440
Accounts receivable, net	26,562	40,426
Related party trade receivables	7,991	5,106
Inventories	17,972	18,704
Prepaid expenses	16,053	17,360
Assets held for sale	18,760	21,170
Other current assets	1,656	1,492

Total current assets	143,349	122,698
Notes receivable, net	2,317	3,891
Property and equipment, net	479,660	517,749
Property under capital leases, net	44,895	57,514
Goodwill	22,649	56,708
Other assets	37,433	46,276

Total assets	$730,303	$804,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$26,843	$25,320
Current portion of capital lease obligations	7,028	9,769
Accounts payable	47,592	56,968
Other current liabilities	105,419	100,328

Total current liabilities	186,882	192,385
Bank indebtedness and other long-term debt, less current portion	22,428	3,596
Senior subordinated notes	200,000	200,000
Convertible subordinated notes due 2004	—	122,319
Convertible subordinated notes due 2023	105,000	—
Capital lease obligations, less current portion	56,877	62,271
Other long-term liabilities	56,077	69,224

Total liabilities	627,264	649,795

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; 59,216,000 shares issued and 57,631,000 shares outstanding as of January 31, 2004 and 58,868,000 shares issued and 57,283,000 shares outstanding as of January 31, 2003	592	589
Additional paid-in capital	464,689	463,474
Officer and non-employee director notes receivable	(2,530)	(2,530)
Accumulated deficit	(349,306)	(296,086)
Treasury stock at cost, 1,585,000 shares	(10,406)	(10,406)

Total stockholders’ equity	103,039	155,041

Total liabilities and stockholders’ equity	$730,303	$804,836

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended January 31,

	2004	2003	2002

	(as restated)	(as restated)	(as restated)

	(In thousands except per share amounts)
Revenue:
Company-operated restaurants	$1,142,929	$1,109,646	$1,174,384
Franchised and licensed restaurants and other	270,491	253,715	263,727

Total revenue	1,413,420	1,363,361	1,438,111

Operating costs and expenses:
Restaurant operations:
Food and packaging	340,676	320,217	356,157
Payroll and other employee benefit expenses	370,700	358,827	381,756
Occupancy and other operating expenses	267,805	259,066	272,536

	979,181	938,110	1,010,449
Franchised and licensed restaurants and other	211,838	196,537	202,582
Advertising expenses	71,154	72,382	73,184
General and administrative expenses	107,480	114,932	112,151
Facility action charges, net	17,776	5,194	70,908
Impairment of goodwill	34,059	—	—

Total operating costs and expenses	1,421,488	1,327,155	1,469,274

Operating income (loss)	(8,068)	36,206	(31,163)
Interest expense	(39,962)	(39,924)	(53,906)
Other income (expense), net	17	15,839	(239)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	(48,013)	12,121	(85,308)
Income tax expense (benefit)	2,417	(7,093)	(584)

Income (loss) from continuing operations	(50,430)	19,214	(84,724)
Discontinued operations:
Loss from operations of discontinued segment (net of income tax benefit of $0 and $31 for the fiscal years ended January 31, 2004 and January 31, 2003, respectively)	(2,790)	(53)	—

Income (loss) before cumulative effect of accounting change for goodwill	(53,220)	19,161	(84,724)
Cumulative effect of accounting change for goodwill	—	(175,780)	—

Net loss	$(53,220)	$(156,619)	$(84,724)

Basic income (loss) per common share:
Continuing operations	$(0.88)	$0.34	$(1.68)
Discontinued operations	(0.04)	—	—

Income (loss) before cumulative effect of accounting change	(0.92)	0.34	(1.68)
Cumulative effect of accounting change for goodwill	—	(3.10)	—

Net loss	$(0.92)	$(2.76)	$(1.68)

Diluted income (loss) per common share:
Continuing operations	$(0.88)	$0.33	$(1.68)
Discontinued operations	(0.04)	—	—

Income (loss) before cumulative effect of accounting change	(0.92)	0.33	(1.68)
Cumulative effect of accounting change for goodwill	—	(3.02)	—

Net loss	$(0.92)	$(2.69)	$(1.68)

Weighted-average common shares outstanding:
Basic	57,536	56,649	50,507
Dilutive effect of stock options, warrants and convertible notes	—	1,475	—

Diluted	57,536	58,124	50,507

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JANUARY 31, 2004, 2003, AND 2002

				Officer and
	Common Stock		Additional	Non-employee		Treasury Stock		Total
			Paid-In	Director Notes	Accumulated			Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Shares	Amount	Equity

	(In thousands)
Balance at January 31, 2001 (as previously reported)	52,086	$521	$383,016	—	$(23,574)	(1,585)	$(10,406)	$349,557
Restatement adjustments	—	—	—	—	(31,169)	—	—	(31,169)

Balance at January 31, 2001 (as restated)	52,086	521	383,016	—	(54,743)	(1,585)	(10,406)	318,388
Exercise of stock options	76	1	283	—	—	—	—	284
Conversion of convertible subordinated notes	—	—	20	—	—	—	—	20
Officer and non-employee director notes receivable	—	—	—	(4,239)	—	—	—	(4,239)
Net loss (as restated)	—	—	—	—	(84,724)	—	—	(84,724)

Balance at January 31, 2002 (as restated)	52,162	522	383,319	(4,239)	(139,467)	(1,585)	(10,406)	229,729
Exercise of stock options	353	3	1,270	—	—	—	—	1,273
Conversion of convertible subordinated notes	1	—	134	—	—	—	—	134
Officer and non-employee director notes receivable	—	—	—	1,709	—	—	—	1,709
Issuance of stock in conjunction with acquisition	6,352	64	78,751	—	—	—	—	78,815
Net loss (as restated)	—	—	—	—	(156,619)	—	—	(156,619)

Balance at January 31, 2003 (as restated)	58,868	589	463,474	(2,530)	(296,086)	(1,585)	(10,406)	155,041
Exercise of stock options	348	3	1,215	—	—	—	—	1,218
Net loss (as restated)	—	—	—	—	(53,220)	—	—	(53,220)

Balance at January 31, 2004 (as restated)	59,216	$592	$464,689	$(2,530)	$(349,306)	(1,585)	$(10,406)	$103,039

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended January 31,

	2004	2003	2002

	(as restated)	(as restated)	(as restated)

	(In thousands)
Cash flow from operating activities:
Net loss	$(53,220)	$(156,619)	$(84,724)
Adjustments to reconcile net loss to net cash provided by operating activities, excluding effects of acquisition:
Cumulative effect of accounting change	—	175,780	—
Impairment of goodwill	34,059	—	—
Depreciation and amortization	72,074	68,289	76,493
Amortization of loan fees	4,451	4,238	9,616
Provision for (recovery of) losses on accounts and notes receivable	2,260	(1,198)	6,057
(Gain) loss on investments, sale of property and equipment, capital leases and extinguishment of debts	3,598	(10,560)	135
Facility action charges, net	17,776	5,194	70,908
Deferred income taxes	574	839	—
Other, non cash charges (credits)	(284)	13	2,300
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(10,304)	(16,476)	(21,215)
Net change in refundable income taxes	643	3,262	31,539
Net change in receivables, inventories, prepaid expenses and other current assets	3,542	(11,138)	1,303
Net change in accounts payable and other current liabilities	(4,402)	(2,137)	(17,762)
Loss from operations of discontinued segment	2,790	53	—
Net cash provided to discontinued operations	(244)	(3,104)	—

Net cash provided by operating activities	73,313	56,436	74,650

Cash flow from investing activities:
Purchase of:
Property and equipment	(47,613)	(76,548)	(25,503)
Proceeds from sale of:
Marketable securities and long-term investments	—	9,248	4,121
Property and equipment	18,827	23,781	68,278
Collections on notes receivable and net change in related party receivables	5,133	2,884	2,625
Acquisition of SBRG, net of payments made to acquire SBRG	—	1,670	—
Net change in other assets	4,116	2,614	4,362
Dispositions of brand, net of cash surrendered	—	—	62,412

Net cash provided by (used in) investing activities	(19,537)	(36,351)	116,295

Cash flow from financing activities:
Net change in bank overdraft	(2,613)	3,387	6,633
Long-term borrowings	149,500	114,500	140,217
Proceeds from issuance of convertible debt	101,588	—	—
Proceeds from credit facility term loan	25,000	—	—
Repayments of long-term debt	(274,500)	(129,957)	(308,737)
Repayments of capital lease obligations	(10,715)	(10,329)	(10,635)
Payment of deferred financing costs	(6,227)	(5,432)	(4,208)
Net change in other long-term liabilities	(174)	(1,572)	(2,498)
Repayment of credit facility term loan	(938)	—	—
Collection (issuance) of officer and non-employee director notes receivable	—	1,709	(4,239)
Exercise of stock options and conversion of convertible subordinated notes	1,218	1,407	304

Net cash used in financing activities	(17,861)	(26,287)	(183,163)

Net increase (decrease) in cash and cash equivalents	35,915	(6,202)	7,782
Cash and cash equivalents at beginning of year	18,440	24,642	16,860

Cash and cash equivalents at end of year	$54,355	$18,440	$24,642

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill

      In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company performs its annual impairment test during the first quarter of its fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company considers the reporting unit level to be the brand level as the components (e.g., restaurants) within each brand have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

(ii) Store Closure Costs

      Management makes decisions to close restaurants based on the prospects for estimated future profitability. Our restaurant operators evaluate each restaurant’s performance each quarter. When restaurants continue to perform poorly, management considers the demographics associated with the location as well as the likelihood of being able to turn an unprofitable restaurant around. Based on the operator’s judgment, the Company estimates the future cash flows. If the Company determines that the restaurant will not be profitable, within a reasonable period of time, operate at break-even cash flow or be profitable, and there are no contractual requirements to continue operating the restaurant, the Company may close the restaurant. Additionally, franchisees may close restaurants for which the Company is the primary lessee. If the franchisee cannot make payments on the lease, the Company continues making the lease payments and establishes an estimated liability for the closed restaurant if the Company decides not to operate it as a company-operated restaurant.

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

Loss Contingencies

      The Company assesses each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies deemed to be probable, and where the amount of such loss is reasonably estimable, are accrued in the Company’s consolidated financial statements. The Company does not record liabilities for losses it believes are only reasonably possible to result in an adverse outcome, which is in accordance with SFAS No. 5, Accounting for Contingencies.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that results in a loss over the term of the lease, a lease subsidy allowance is established at inception and charged to facility action charges, net.

      The Company monitors the financial condition of its franchisees and records provisions and estimated losses on receivables when management believes that certain franchisees are unable to make their required payments. Each individual franchisee’s account is reviewed quarterly, focusing on those that are past due and, if necessary, an estimated loss is calculated. The total of the estimated losses is then compared to the allowance for bad debts recorded in the Company’s consolidated financial statements and an adjustment, if any, is recorded. At the time a franchisee becomes 90 days delinquent, the Company ceases recording royalties and rent income and reverses royalties and rent income accrued during the previous 90 days. Royalties and rent income are thereafter not accrued until there is a history of timely payments.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company’s most significant areas of estimation are:

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill, and establish the estimated liability for closing restaurants and subsidizing sublease payments of franchisees;

•	determination of the appropriate allowances associated with franchise and license receivables;

•	estimation, using actuarially determined methods, of its self-insured claim losses under its worker’s compensation, property and general liability insurance programs;

•	determination of the appropriate estimated liabilities for loss contingencies;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of disclosures of pro forma net income; and

•	Estimation of its net deferred income tax asset valuation allowance.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Net loss, as reported	$(53,220)	$(156,619)	$(84,724)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(2,956)	(2,496)	(4,476)

Net loss — pro forma	$(56,176)	$(159,115)	$(89,200)

Loss per common share:
Basic — as reported	$(0.92)	$(2.76)	$(1.68)
Basic — pro forma	(0.98)	(2.81)	(1.77)
Diluted — as reported	(0.92)	(2.69)	(1.68)
Diluted — pro forma	(0.98)	(2.74)	(1.77)

Comprehensive Income

      The Company did not have any other comprehensive income items requiring reporting under SFAS No. 130, Reporting Comprehensive Income.

Segment Information

      Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The Company’s segments are determined at the brand level (see Note 22).

Reclassifications

      Prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

Adoption of New Accounting Pronouncements

      During the fourth quarter of fiscal 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities(“SFAS 146”). SFAS 146 supersedes EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value each period. This change is effective for new exit or disposal activities initiated after December 31, 2002. SFAS 146 changes the timing of expense recognition for certain costs the Company incurs while closing restaurants or undertaking other exit or disposal activities.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The timing difference can be significant. The following table provides a reconciliation of the reported net loss for fiscal 2003 and 2002 to the net loss for fiscal 2003 and 2002 adjusted as though SFAS 146 had been effective for each of those fiscal years:

	2003	2002

	(as restated)	(as restated)
Reported net loss	$(156,619)	$(84,724)
Net effect of retroactive application of SFAS 146	(499)	(10,763)

Pro forma net loss	$(157,118)	$(95,487)

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 2 —	Restatement of Previously Issued Financial Statements

      In October 2004, the Company identified accounting errors that occurred in fiscal 2000 and 1999 which had resulted in an understatement of its deferred rent liability related to operating leases with fixed rent escalations over the lease terms. As a result, CKE concluded that its rent expense, net, had been understated through fiscal 2001 in the cumulative amount of $466. In fiscal 2004, 2003 and 2002, rent expense, net, had been understated by $1,006, $460 and $171, respectively. As a result, the Company’s deferred rent liability as of January 31, 2004 and 2003, had been understated by $2,103 and $1,097, respectively. The Company has corrected these errors through its restatement of the consolidated financial statements of the respective fiscal years.

      In November 2004, after identifying this error, the Company commenced an extensive internal review of its consolidated financial statements (the “November Review”) in order to identify any other potential accounting errors. Through the November Review, the Company identified the following additional accounting errors:

(i) Understated Depreciation and Amortization Expense

      The Company is party to a substantial number of real property leases and has significant investments in related buildings, leasehold improvements and certain intangible assets. In fiscal 1998, the Company extended the depreciable life it applied to its owned buildings to the new expected economic life of the assets. In addition, in certain cases the longer depreciable life exceeded the duration of the applicable underlying land lease, including option periods, resulting in an understatement of depreciation expense beginning in fiscal 1999.

      In determining whether each of its real property leases is an operating lease or a capital lease and in calculating its straight-line rent expense, the Company generally utilizes the initial term of the lease, excluding

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option periods. Capitalized lease assets and liabilities are generally recorded and amortized based upon the corresponding initial lease term. Historically, the Company depreciated or amortized its investment in the related buildings, leasehold improvements and certain intangible assets over a period that included both the initial term of the lease and all option periods provided for in the lease (or the useful life of the asset if shorter than the lease term plus option periods).

      During the November Review, the Company evaluated the propriety of the above accounting treatment, and determined that it should use one consistent definition of lease term, typically the initial lease term, for purposes of determining lease classification, straight-line rent expense, and the depreciation or amortization period for the related asset. As a result, CKE determined its historical accounting practice was incorrect with respect to depreciable lives and amortization periods for buildings, leasehold improvements and certain intangible assets subject to leases, resulting in further understatement of depreciation and amortization expense in prior fiscal years. As a result, CKE concluded that its depreciation and amortization expense had been understated through fiscal 2001 in the cumulative amount of $14,027. In fiscal 2004, 2003 and 2002, depreciation and amortization expense had been understated by $5,822, $5,436 and $4,937, respectively. As a result, the Company’s property and equipment, net, and certain intangible assets as of January 31, 2004, and 2003 were overstated by $30,222 and $24,400, respectively, with respect to this matter. The Company has corrected these errors through its restatement.

      The Company’s historical practices for determining depreciable life and amortization periods also resulted in errors in the timing and classification of expense recognition for fixed assets subjected to facility action charges in prior fiscal years. Generally, restaurants subject to facility action charges were over-impaired in the fiscal year of the facility action charge to the extent that such assets had been under-depreciated or under-amortized leading up to the impairment date. Through fiscal 2001, these errors resulted in a cumulative net understated expense of $6,108. This was comprised of a cumulative understatement of depreciation and amortization expense of $14,709, partially offset by a cumulative overstatement of facility action charges of $8,601. In fiscal 2004, 2003 and 2002, the Company overstated facility action charges by $2,250, $1,232 and $4,203, respectively, and understated depreciation and amortization expense by $425, $759 and $1,408, respectively. As a result, in fiscal 2004, 2003 and 2002, these errors resulted in an overstatement of net loss by $1,825, $473 and $2,795, respectively. Also as a result, the Company’s property and equipment, net, as of January 31, 2004 and 2003, was overstated by $1,014 and $2,840, respectively, with respect to this matter. The Company has corrected these errors through its restatement.

(ii) Unretired Property and Equipment

      The Company identified instances in which property and equipment was not retired in a timely manner or in which certain expenditures were incorrectly capitalized.

      During fiscal 2001, the Company sold many company-operated restaurants to franchisees. In one of these transactions, the Company sold 19 restaurant properties, of which eight were fee-owned properties and eleven were leased properties. The Company sold the eight fee-owned properties and subleased the eleven leased properties to the buyer. In recording the transaction, the Company did not retire the net book value of the eight fee-owned properties. Accordingly, the Company overstated both its property and equipment and its gain on sale of assets by approximately $5,996 in fiscal 2001. In fiscal 2001, the Company overstated depreciation expense related to the eight fee-owned properties in an amount of approximately $133. In fiscal 2004, 2003 and 2002, the Company overstated depreciation expense related to these same properties by approximately $146, $192 and $192, respectively. As a result of these errors, as of January 31, 2004 and 2003, the Company’s property and equipment was overstated by approximately $5,333 and $5,479, respectively. The Company has corrected these errors through its restatement.

      The Company also identified $1,315 of other property and equipment that was not timely retired when the assets were removed from service, primarily in fiscal 2001 and 2003. Through fiscal 2001, this resulted in a

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative understatement of general and administrative expenses, net of subsequent over-depreciation, of $868. In fiscal 2004, 2003 and 2002, general and administrative expenses, net of subsequent over-depreciation, were (over)/understated for these assets by $(37), $368 and $(25), respectively. As a result of these errors, as of January 31, 2004 and 2003, the Company’s property and equipment was overstated by $1,175 and $1,213, respectively. The Company has corrected these errors through its restatement.

      Additionally, the Company did not timely retire certain software development expenditures when the software applications were taken out of service. The Company also did not properly expense certain software development costs when incurred, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These accounting errors occurred primarily in fiscal 2001 and 2003. In fiscal 2001, general and administrative expenses were understated by $2,721 with respect to these matters. Also, in fiscal 2004, 2003 and 2002, depreciation expense associated with these assets (net of unrecorded asset retirements) was (over)/understated by $(416), $352 and $(390), respectively. As a result of these errors, as of January 31, 2004 and 2003, the Company’s property and equipment was overstated by $2,267 and $2,683, respectively. The Company has corrected these errors through its restatement.

     (iii) Overstated Property Tax Expense

      The Company determined that, through fiscal 2001, it had previously understated property tax expense by $481. Conversely, in fiscal 2004, 2003 and 2002, CKE had previously overstated property tax expense by $616, $96 and $967, respectively. As a result, as of January 31, 2004 and 2003, accrued property taxes were overstated by $1,198 and $582, respectively. These errors resulted from imprecise metrics used to calculate the Company’s property tax accrual. The Company has corrected these errors through its restatement.

     (iv) Understated Deferred Tax Liability

      In September 2004, the Company determined that, when it adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003, as a result of temporary differences relating to the treatment of goodwill relating to its Carl’s Jr. brand, the Company should have recorded a provision for income taxes to increase its deferred tax valuation allowance by $529. This would have resulted in a deferred tax liability in the same amount. The Company also determined in September 2004 that its deferred tax valuation allowance should have further increased by $574 and $310 during the course of fiscal 2004 and fiscal 2003, respectively, related to this same matter. The Company had not previously recorded this deferred tax liability. As a result, the Company’s deferred tax liability was understated by $1,413 and $839 as of January 31, 2004 and 2003, respectively. The Company determined in September 2004 that the error was immaterial and did not record an adjustment. In light of the conclusion to restate the Company’s financial statements for the other matters discussed herein, the Company determined it was appropriate to also include this adjustment in the restatement.

     (v) Other Items

      The Company identified several other items that is has corrected through its restatement. Upon restatement, these additional items aggregate to a net increase to accumulated deficit, as of January 31, 2004 and 2003, of $865 and $564, respectively, with none of these items individually exceeding $1,000. The net impact on net loss upon restatement for these items is an increase in fiscal 2004 of $300, a decrease in fiscal 2003 of $100, and an increase in fiscal 2002 of $27.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The impacts of these restatements on the consolidated financial statements are summarized below:

	Previously
	Reported	Adjustments	As Restated

Fiscal 2004
Balance Sheet Data
Accounts receivable, net	$26,729	$(167)	$26,562
Inventories	18,492	(520)	17,972
Prepaid expenses	15,589	464	16,053
Total current assets	143,572	(223)	143,349
Property and equipment, net	518,881	(39,221)	479,660
Property under capital leases, net	46,382	(1,487)	44,895
Other assets	39,522	(2,089)	37,433
Total assets	773,323	(43,020)	730,303
Current portion of capital lease obligations	7,042	(14)	7,028
Other current liabilities	107,439	(2,020)	105,419
Total current liabilities	188,916	(2,034)	186,882
Capital lease obligations, less current portion	57,111	(234)	56,877
Other long-term liabilities	53,636	2,441	56,077
Total liabilities	627,091	173	627,264
Accumulated deficit	(306,113)	(43,193)	(349,306)
Total stockholders’ equity	146,232	(43,193)	103,039
Total liabilities and stockholders’ equity	773,323	(43,020)	730,303
Statement of Operations Data
Franchised and licensed restaurants and other revenues	270,508	(17)	270,491
Total revenue	1,413,437	(17)	1,413,420
Occupancy and other operating expenses	262,036	5,769	267,805
Franchised and licensed restaurants and other expenses	211,809	29	211,838
General and administrative expenses	107,799	(319)	107,480
Facility action charges, net	19,788	(2,012)	17,776
Total operating costs and expenses	1,418,021	3,467	1,421,488
Operating loss	(4,584)	(3,484)	(8,068)
Interest expense	(39,991)	29	(39,962)
Other income, net	648	(631)	17
Loss before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	(43,927)	(4,086)	(48,013)
Income tax expense	1,843	574	2,417
Loss from continuing operations	(45,770)	(4,660)	(50,430)
Loss before cumulative effect of accounting change for goodwill	(48,560)	(4,660)	(53,220)
Net loss	(48,560)	(4,660)	(53,220)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Previously
	Reported	Adjustments	As Restated

Basic loss per common share:
Continuing operations	(0.77)	(0.11)	(0.88)
Loss before cumulative effect of accounting change for goodwill	(0.82)	(0.10)	(0.92)
Net loss	(0.82)	(0.10)	(0.92)
Diluted loss per common share:
Continuing operations	(0.77)	(0.11)	(0.88)
Loss before cumulative effect of accounting change for goodwill	(0.82)	(0.10)	(0.92)
Net loss	(0.82)	(0.10)	(0.92)
Statement of Cash Flows Data
Net cash provided by operating activities	74,062	(749)	73,313
Net cash used in investing activities	(19,976)	439	(19,537)
Net cash used in financing activities	(18,171)	310	(17,861)
Net increase in cash and cash equivalents	35,915	—	35,915
Fiscal 2003
Balance Sheet Data
Accounts receivable, net	$40,593	$(167)	$40,426
Inventories	19,224	(520)	18,704
Prepaid expenses	16,325	1,035	17,360
Total current assets	122,350	348	122,698
Property and equipment, net	553,325	(35,576)	517,749
Property under capital leases, net	59,014	(1,500)	57,514
Total assets	843,473	(38,637)	804,836
Current portion of capital lease obligations	9,782	(13)	9,769
Other current liabilities	101,732	(1,404)	100,328
Total current liabilities	193,802	(1,417)	192,385
Capital lease obligations, less current portion	62,518	(247)	62,271
Other long-term liabilities	67,664	1,560	69,224
Total liabilities	649,899	(104)	649,795
Accumulated deficit	(257,553)	(38,533)	(296,086)
Total stockholders’ equity	193,574	(38,533)	155,041
Total liabilities and stockholders’ equity	843,473	(38,637)	804,836
Statement of Operations Data
Franchised and licensed restaurants and other revenues	253,749	(34)	253,715
Total revenue	1,363,395	(34)	1,363,361
Occupancy and other operating expenses	252,971	6,095	259,066
Franchised and licensed restaurants and other expenses	196,525	12	196,537
General and administrative expenses	114,438	494	114,932

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Previously
	Reported	Adjustments	As Restated

Facility action charges, net	6,012	(818)	5,194
Total operating costs and expenses	1,321,372	5,783	1,327,155
Operating income	42,023	(5,817)	36,206
Interest expense	(39,954)	30	(39,924)
Other income, net	15,809	30	15,839
Income before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	17,878	(5,757)	12,121
Income tax benefit	(7,932)	839	(7,093)
Income from continuing operations	25,810	(6,596)	19,214
Income before cumulative effect of accounting change for goodwill	25,757	(6,596)	19,161
Net loss	(150,023)	(6,596)	(156,619)
Basic income (loss) per common share:
Continuing operations	0.45	(0.11)	0.34
Income before cumulative effect of accounting change for goodwill	0.45	(0.11)	0.34
Net loss	(2.65)	(0.11)	(2.76)
Diluted income (loss) per common share:
Continuing operations	0.44	(0.11)	0.33
Income before cumulative effect of accounting change for goodwill	0.44	(0.11)	0.33
Net loss	(2.58)	(0.11)	(2.69)
Statement of Cash Flows Data
Net cash provided by operating activities	57,878	(1,442)	56,436
Net cash used in investing activities	(37,413)	1,062	(36,351)
Net cash used in financing activities	(26,667)	380	(26,287)
Net decrease in cash and cash equivalents	(6,202)	—	(6,202)
Fiscal 2002
Statement of Operations Data
Franchised and licensed restaurants and other revenues	$263,743	$(16)	$263,727
Total revenue	1,438,127	(16)	1,438,111
Occupancy and other operating expenses	266,874	5,662	272,536
Franchised and licensed restaurants and other expenses	202,520	62	202,582
General and administrative expenses	112,540	(389)	112,151
Facility action charges, net	75,111	(4,203)	70,908
Total operating costs and expenses	1,468,142	1,132	1,469,274
Operating loss, net	(30,015)	(1,148)	(31,163)
Interest expense	(53,937)	31	(53,906)
Other expense	(588)	349	(239)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Previously
	Reported	Adjustments	As Restated

Loss before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	(84,540)	(768)	(85,308)
Loss before cumulative effect of accounting change for goodwill	(83,956)	(768)	(84,724)
Net loss	(83,956)	(768)	(84,724)
Basic loss per common share:
Continuing operations	(1.66)	(0.02)	(1.68)
Loss before cumulative effect of accounting change for goodwill	(1.66)	(0.02)	(1.68)
Net loss	(1.66)	(0.02)	(1.68)
Diluted loss per common share:
Continuing operations	(1.66)	(0.02)	(1.68)
Loss before cumulative effect of accounting change for goodwill	(1.66)	(0.02)	(1.68)
Net loss	(1.66)	(0.02)	(1.68)
Statement of Cash Flows Data
Net cash provided by operating activities	75,385	(735)	74,650
Net cash provided by investing activities	116,087	208	116,295
Net cash used in financing activities	(183,690)	527	(183,163)
Net increase in cash and cash equivalents	7,782	—	7,782

      Certain amounts in Notes 1, 3, 4, 5, 6, 8, 9, 11, 12, 14, 17, 18, 19, 20, 21, 22, 23, 25, and 26 have been restated to reflect the restatement adjustments described above.

Note 3 —	Acquisitions

      On March 1, 2002, the Company acquired Santa Barbara Restaurant Group Inc. (“SBRG”). SBRG owns, operates and franchises the Green Burrito, La Salsa and Timber Lodge restaurant chains. Through the Company’s dual-branding relationship with the GB Franchise Corporation, an indirect wholly-owned subsidiary of SBRG, Carl’s Jr. was SBRG’s largest franchisee. At the time of the acquisition, SBRG was a related party to the company (see Note 17). The Company acquired SBRG for strategic purposes, which included gaining control of the Green Burrito brand, eliminating the payment of royalties on franchised restaurants, investing in the fast-casual segment, which is an emerging competitor to the quick-service restaurant segment, and providing the Company with a growth opportunity in the “Fresh Mex” segment with La Salsa. The results of operations of SBRG (excluding the operations of Timber Lodge, which are classified as discontinued operations) are included in the operating results for the fiscal year ended January 31, 2004 and the period March 1, 2002 through January 31, 2003. The purchase price consisted of 6,352,000 shares of the Company’s common stock, warrants to purchase 982,000 shares of the Company’s common stock and options to purchase 1,663,000 shares of the Company’s common stock valued in total at $78,815, plus transaction costs of $1,465.

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

      Selected unaudited pro forma combined results of operations for the fiscal years ended January 31, 2003 and 2002, assuming the SBRG acquisition occurred at the beginning of the fiscal year ended January 31, 2002, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, are as follows:

	Fiscal Year Ended

	January 31,	January 31,
	2003	2002

	(as restated)	(as restated)
Total revenue	$1,364,702	$1,480,107

Income (loss) before cumulative effect of accounting change for goodwill	17,952	(82,829)
Cumulative effect of accounting change for goodwill	(175,780)	—

Net loss	$(157,828)	$(82,829)

Basic income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.32	$(1.46)
Cumulative effect of accounting change for goodwill	(3.08)	—

Net loss	$(2.76)	$(1.46)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended

	January 31,	January 31,
	2003	2002

	(as restated)	(as restated)
Diluted income (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.31	$(1.46)
Cumulative effect of accounting change for goodwill	(3.00)	—

Net loss	$(2.69)	$(1.46)

Weighted-average common shares outstanding:
Basic	57,139	56,859
Dilutive effect of stock options	1,475	—

Diluted	58,614	56,859

Note 4 —	Goodwill

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2002

		Basic and
		Diluted
		Loss Per
	Amount	Share

	(as restated)
Reported net loss	$(84,724)	$(1.68)
Add back goodwill amortization expense (reported in general and administrative expense)	5,736	0.11

Pro forma net loss	$(78,988)	$(1.57)

Note 5 —	Facility Action Charges, Net

      A summary of the impact of facility actions on the reduction to each brand’s company-operated restaurant count is as follows:

	2004		2003		2002

	Carl’s Jr.	Hardee’s	Carl’s Jr.	Hardee’s	Carl’s Jr.	Hardee’s

Sold	15	—	2	1	30	27
Closed	4	15	3	23	24	159

Total	19	15	5	24	54	186

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of facility action charges (gains) are as follows:

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Carl’s Jr.
New decisions regarding closing restaurants	$3,075	$194	$656
Favorable dispositions of leased and fee surplus properties, net	(767)	(273)	—
Impairment of assets to be disposed of	—	437	6,078
Impairment of assets to be held and used	1,228	850	7,762
Gain on sales of restaurants and surplus property, net	(1,667)	(422)	(15,503)
Amortization of discount related to estimated liability for closing restaurants	323	481	647

	2,192	1,267	(360)

Hardee’s
New decisions regarding closing restaurants	2,631	1,187	28,255
Favorable dispositions of leased and fee surplus properties, net	(6,952)	(2,416)	(14,210)
Impairment of assets to be disposed of	11,365	2,581	37,851
Impairment of assets to be held and used	4,942	3,855	6,854
(Gain) loss on sales of restaurants and surplus property, net	1,459	(3,571)	4,736
Amortization of discount related to estimated liability for closing restaurants	2,248	2,291	3,075

	15,693	3,927	66,561

Rally’s and Taco Bueno
Loss on divestiture	—	—	4,707

Other
New decisions regarding closing restaurants	121	—	—
Favorable dispositions of leased and fee surplus properties, net	(846)	—	—
Impairment of assets to be disposed of	1	—	—
Impairment of assets to be held and used	429	—	—
Loss on sales of restaurants and surplus properties, net	185	—	—
Amortization of discount related to estimated liability for closing restaurants	1	—	—

	(109)	—	—

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Total
New decisions regarding closing restaurants	5,827	1,381	28,911
Favorable dispositions of leased and fee surplus properties, net	(8,565)	(2,689)	(14,210)
Impairment of assets to be disposed of	11,366	3,018	43,929
Impairment of assets to be held and used	6,599	4,705	14,616
Gain on sales of restaurants and surplus property, net	(23)	(3,993)	(6,060)
Amortization of discount related to estimated liability for closing restaurants	2,572	2,772	3,722

	$17,776	$5,194	$70,908

      Impairments recorded as facility action charges were recorded against the following asset categories:

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Property, plant and equipment
Carl’s Jr.	$657	$1,287	$13,840
Hardee’s	13,292	6,436	32,262
La Salsa	430	—	—

	14,379	7,723	46,102

Property under capital leases
Carl’s Jr.	571	—	—

Hardee’s	2,536	—	—

	3,107	—	—

Favorable lease rights
Hardee’s	479	—	—

	479	—	—

Goodwill, net
Hardee’s	—	—	12,443

La Salsa	—	—	—

	—	—	12,443

Total
Carl’s Jr.	1,228	1,287	13,840
Hardee’s	16,307	6,436	44,705
La Salsa	430	—	—

	$17,965	$7,723	$58,545

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the activity in our estimated liability for closing restaurants.

Balance at January 31, 2001	$51,695
New decisions regarding closing restaurants	28,911
Usage	(19,424)
Favorable disposition of leased and fee surplus properties, net	(14,210)
Amortization of discount and other	2,286

Balance at January 31, 2002	49,258
New decisions regarding closing restaurants	1,381
Usage	(14,632)
Favorable disposition of leased and fee surplus properties, net	(2,689)
Amortization of discount and other	3,072

Balance at January 31, 2003	36,390
New decisions regarding closing restaurants	5,827
Usage	(13,899)
Favorable disposition of leased and fee surplus properties, net	(8,565)
Amortization of discount	2,572

Balance at January 31, 2004	22,325
Current portion	8,593

Long-term portion	$13,732

      During fiscal 2002, the Company reversed $6,440 of estimated liability previously established in anticipation that certain restaurants would be closed. The Company was either precluded from closing those restaurants under the terms of the lease or decided not to close those restaurants. This amount is included above in favorable disposition of leased and fee surplus properties, net.

Note 6 —	Accounts Receivable, Net

      Accounts receivable, net as of January 31, 2004 and 2003 consists of the following:

	2004	2003

	(as restated)	(as restated)
Trade receivables	$27,092	$36,815
Refundable income taxes	1,142	1,786
Notes receivable, current portion	3,681	6,624
Other	227	224
Allowance for doubtful accounts	(5,580)	(5,023)

	$26,562	$40,426

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The long-term portion of notes receivable, net consists of the following:

	2004	2003

Franchisees	$6,299	$7,032
Employees	149	202
Other	2,055	2,061
Allowance for doubtful accounts	(6,186)	(5,404)

	$2,317	$3,891

      The following table summarizes the activity in the allowance for doubtful accounts.

	Accounts	Notes
	Receivable	Receivable	Total

	(as restated)		(as restated)
Balance at January 31, 2001	$7,641	$8,481	$16,122
Provision	2,201	3,856	6,057
Charge-offs	(3,264)	(1,259)	(4,523)
Recoveries	124	—	124

Balance at January 31, 2002	6,702	11,078	17,780
Recovery of provision	(882)	(316)	(1,198)
Charge-offs	(1,110)	(5,358)	(6,468)
Recoveries	313	—	313

Balance at January 31, 2003	5,023	5,404	10,427
Provision	789	1,471	2,260
Charge-offs	(552)	(689)	(1,241)
Recoveries	320	—	320

Balance at January 31, 2004	$5,580	$6,186	$11,766

Note 7 —	Net Assets Held for Sale

      The Company made the decision to divest Timber Lodge as the concept did not fit with its core concepts of QSR and fast-casual restaurants. Assets held for sale as of January 31, 2004 and 2003, consisted of the following:

	2004	2003

Assets held for sale:
Total assets of Timber Lodge	$15,930	$21,170
Other surplus property	2,830	—

	$18,760	$21,170

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In November 2000, the Company entered into a stock purchase agreement to sell Taco Bueno. In June 2001, the sale of Taco Bueno was completed for $62,412. Taco Bueno’s operating results included in the Company’s consolidated statement of operations for the fiscal year ended January 31, 2002 are as follows:

Revenue	$37,538
Operating income	3,693

Note 8 —	Property and Equipment

      Property and equipment consists of the following as of January 31, 2004 and 2003:

	Estimated
	Useful Life	2004	2003

		(as restated)	(as restated)
Land		$133,221	$147,806
Leasehold improvements	4-25 years	197,812	209,112
Buildings and improvements	7-40 years	244,435	235,606
Equipment, furniture and fixtures	3-10 years	308,102	286,685

		883,570	879,209
Less: accumulated depreciation and amortization		403,910	361,460

		$479,660	$517,749

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2004 and 2003, the Company capitalized interest expense in the amounts of $473 and $765, respectively.

Note 9 —	Leases

      The Company occupies land and buildings under lease agreements expiring on various dates through 2066. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of sales in excess of specified levels, are often required. Most leases obligate the Company to pay costs of maintenance, insurance and property taxes.

      Property under capital leases consists of the following:

	2004	2003

	(as restated)	(as restated)
Buildings	$89,043	$102,971
Equipment	13,654	15,156
Less: accumulated amortization	57,802	60,613

	$44,895	$57,514

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

      Minimum lease payments for all leases, including those in the estimated liability for closing restaurants, and the present value of net minimum lease payments for capital leases as of January 31, 2004 are as follows:

	Capital	Operating

	(as restated)
Fiscal Year:
2005	$14,045	$82,524
2006	11,430	74,759
2007	10,704	65,754
2008	10,543	58,765
2009	10,315	50,064
Thereafter	50,549	263,777

Total minimum lease payments	107,586	$595,643

Less: amount representing interest	43,681

Present value of minimum lease payments (interest rates primarily ranging from 8% to 14%)	63,905
Less: current portion	7,028

Capital lease obligations, excluding current portion	$56,877

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally bear the cost of maintenance, insurance and property taxes. Components of the net investment in leases receivable, included in other current assets and other assets, are as follows:

	2004	2003

	(as restated)	(as restated)
Net minimum lease payments receivable	$1,774	$2,076
Less: unearned income	608	686

Net investment	$1,166	$1,390

      The carrying value of assets leased to others is as follows:

	2004	2003

	(as restated)	(as restated)
Land	$18,063	$19,571
Leasehold improvements	7,650	8,290
Buildings and improvements	21,876	24,269
Equipment, furniture and fixtures	4,149	5,040

	51,738	57,170
Less: accumulated depreciation and amortization	18,345	18,914

	$33,393	$38,256

      As of January 31, 2004, minimum future rentals expected to be received including amounts reducing the estimated liability for closing restaurants, are as follows:

	Capital	Operating
	Leases or	Lessor
	Subleases	Leases

	(as restated)
Fiscal Year:
2005	$277	$30,069
2006	270	27,721
2007	210	23,536
2008	142	20,943
2009	142	18,728
Thereafter	733	83,070

Total minimum future rentals	$1,774	$204,067

      Total minimum future rentals do not include contingent rentals, which may be received under certain leases.

      Aggregate rents under non-cancelable operating leases were as follows:

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Minimum rentals	$90,361	$84,042	$93,157
Contingent rentals	4,789	4,811	4,550
Less: sublease rentals	32,251	30,844	36,461

	$62,899	$58,009	$61,246

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2002, the Company entered into certain sale leaseback transactions relating to restaurant properties it currently operates in order to generate cash to repay its bank indebtedness. During fiscal 2002, the Company generated proceeds of $16,551 (as restated) through such transactions with net gains of $5,158 (as restated). The net gains from such transactions were deferred and are being amortized as a reduction to occupancy and other operating expenses over the term of the leases.

      Rent expense (as restated) for the fiscal years ended January 31, 2004, 2003 and 2002 was $91,325, $88,672 and $82,812, respectively.

Note 10 —	Long-Term Investments

      The Company has invested in other restaurant concepts, as follows:

Santa Barbara Restaurant Group, Inc.

      Prior to its acquisition of SBRG (see Note 3), the Company held stock in SBRG through various transactions. The Company accounted for its investment in SBRG under the equity method of accounting due to shared management and directors. During March 2002, the Company acquired SBRG in a stock-for-stock transaction (see Note 3).

Checkers Drive-In Restaurants, Inc.

      Through a series of transactions, the Company had an investment in Checkers Drive-In Restaurants, Inc. (“Checkers”). During fiscal 2003 and 2002, the Company accounted for its investments under the equity method of accounting, as its Chairman of the Board was also the Chairman of Checkers. The Company’s Chairman resigned as the Chairman of Checkers on September 28, 2001 and resigned from the Board of Directors of Checkers on May 29, 2002. During the fourth quarter of fiscal 2000, the Company wrote-down its investment in Checkers by $16,620 to its fair market value upon its conclusion that the investment had experienced an other than temporary decline in value. Further, as a result of the Company recognizing its share of the net losses of Checkers, the Company’s investment in Checkers was $0 as of January 31, 2000. During fiscal 2003 and 2002, the Company sold 976,577 and 358,000 shares, respectively, of Checkers common stock, and reflected gains of $9,248 and $1,876, respectively in other income (expense), net in the consolidated statements of operations (see Note 20). The Company had fully divested its ownership interest in Checkers during fiscal 2003.

Note 11 —	Other Assets

      Other assets as of January 31, 2004 and 2003 consist of the following:

	2004	2003

	(as restated)	(as restated)
Intangible assets (see below)	$21,299	$24,731
Surplus property	—	9,336
Deferred financing costs	12,390	7,201
Net investment in lease receivables	1,015	1,241
Other	2,729	3,767

	$37,433	$46,276

      As of January 31, 2004 and 2003, intangible assets with finite useful lives were primarily comprised of intangible assets obtained through the Company’s acquisition of SBRG in fiscal 2003 and its Hardee’s

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition transactions in fiscal years 1999 and 1998. Such intangible assets have amortization periods ranging from six to 20 years.

      The table below presents identifiable, definite-lived intangible assets as of January 31, 2004 and 2003:

	January 31, 2004			January 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount	Amount	Amortization	Amount

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Trademarks	$17,159	$(1,616)	$15,543	$17,159	$(759)	$16,400
Franchise agreements	1,780	(169)	1,611	1,780	(80)	1,700
Favorable lease agreements	16,149	(12,004)	4,145	17,391	(10,760)	6,631

	$35,088	$(13,789)	$21,299	$36,330	$(11,599)	$24,731

      Amortization expense related to these intangible assets for fiscal years 2004, 2003 and 2002 was $2,074, $1,840 and $705, respectively. For these assets, amortization expense is expected to be approximately $1,998 during fiscal 2005, declining to approximately $1,344 during fiscal 2009.

Note 12 —	Other Current Liabilities

      Other current liabilities as of January 31, 2004 and 2003 consist of the following:

	2004	2003

	(as restated)	(as restated)
Salaries, wages and other benefits	$27,530	$24,848
State sales taxes	15,008	15,218
Estimated liability for closing restaurants	8,593	15,120
Accrued interest	6,786	6,876
Liabilities related to Timber Lodge assets held for sale	7,247	9,223
Estimated liability for self-insurance, current portion	14,432	6,314
Other accrued liabilities	25,823	22,729

	$105,419	$100,328

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Long-Term Debt and Bank Indebtedness

      Long-term debt as of January 31, 2004 and 2003 consists of the following:

	2004	2003

Borrowings under revolving portion of senior credit facility (see below)	$—	$25,000
Term loan under senior credit facility (see below)	24,062	—
Senior subordinated notes due 2009, interest at 9.125%	200,000	200,000
Convertible subordinated notes due 2023, interest at 4.00%	105,000	—
Convertible subordinated notes due 2004, interest at 4.25%	22,319	122,319
Other long-term debt	2,890	3,916

	354,271	351,235
Less: Current portion	26,843	25,320

	$327,428	$325,915

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

      Consistent with previous amendments and restatements, the Facility contained financial performance covenants, which included a minimum EBITDA requirement, minimum fixed charge coverage ratio, minimum consolidated tangible net worth requirements, maximum leverage ratios and capital expenditures and precluded the Company from paying dividends. Based upon the financial results originally reported by the Company (i.e. prior to the restatement of previously issued financial statements — see Note 2), the Company

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was in compliance with all covenants as of January 31, 2004. However, had the Company reported its “as-restated” financial results instead of its originally reported results, and had the Company been unable to obtain an amendment to or waiver of the applicable sections of the Facility, the Company would have been in violation of certain of the financial performance covenants under the Facility as of January 31, 2004. On June 2, 2004, the Company refinanced the Facility with a new credit facility (New Facility). Based on the terms of the New Facility, the Company continues to classify the Facility as long-term as of January 31, 2004.

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

      On March 13, 1998, the Company completed a private placement of $197,200 aggregate principal amount of Convertible Notes due 2004, in which the Company received net proceeds of approximately $192,300, of which $24,100 was used to repay indebtedness under its then $300,000 Credit Facility. During fiscal 2004, the Company called a portion of the notes outstanding, recognizing a loss recorded in other income (expense), net in the consolidated statements of operations. During fiscal 2003, the Company made open market purchases of $36,756, aggregate principal amount, of the notes for $33,956, including accrued interest thereon, recognizing a gain also recorded in other income (expense), net. The Company redeemed the $22,319 of the notes that remained outstanding as of January 31, 2004 upon their maturity on March 15, 2004.

      On March 4, 1999, the Company completed a private placement of $200,000 aggregate principal amount of 9 1/8% Senior Notes due 2009 (“Senior Notes”). The Company received net proceeds of $194,800, of which $190,000 was used to repay outstanding term loan balances under the Facility. The indenture relating to the Senior Notes limits the Company’s ability (and the ability of its subsidiaries) to incur indebtedness to an amount not greater than the senior debt outstanding when the Company issued the Senior Notes, less any contractually required permanent reductions. The indenture also imposes certain restrictions on the Company’s ability (and the ability of its subsidiaries) to pay dividends on, redeem or repurchase capital stock, make restricted payments (as defined in the agreement) in excess of $75,000 (as of January 31, 2004, the Company has made $46,743 in restricted payments), make investments, incur liens on assets, sell assets other than in the ordinary course of business, or enter into certain transactions with affiliates. The Senior Notes represent unsecured general obligations subordinate in right of payment to the Company’s senior indebtedness, including its Credit Facility. All active subsidiaries of the Company are guarantors of the Senior Notes (see Note 23).

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-term debt matures in fiscal years ending after January 31, 2004 as follows:

Fiscal Year:
2005	$26,843
2006	5,322
2007	5,322
2008	7,197
2009	4,587
Thereafter	305,000

$354,271

Note 14 —	Other Long-Term Liabilities

      Other long-term liabilities consist of the following:

	2004	2003

	(as restated)	(as restated)
Estimated liability for closing restaurants	$13,732	$21,270
Estimated liability for self-insurance	24,593	29,142
Other	17,752	18,812

	$56,077	$69,224

      The Company is self-insured for its primary workers’ compensation, property and general liability insurance exposures not covered by its stop-loss policy. A total of $39,025 and $35,456 was accrued as of January 31, 2004 and 2003, respectively, (including the long-term portions noted in the above table and the current portions included in Note 12) representing of the present value of an independent actuarial valuation of the Company’s workers’ compensation and general liability claims.

Note 15 —	Stockholders’ Equity

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

Note 16 —	Fair Value of Financial Instruments

      The following table presents information on the Company’s financial instruments:

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$54,355	$54,355	$18,440	$18,440
Notes receivable, net of allowance for doubtful accounts	3,250	3,780	10,590	7,859
Financial liabilities:
Long-term debt, including current portion	354,271	402,471	351,235	301,689

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

Note 17 —	Related Party Transactions

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

      In July 2001, the Company’s Board of Directors approved the adoption of CKE Restaurants, Inc. Employee Stock Purchase Loan Plan and the Non-Employee Director Stock Purchase Loan Program (collectively the “Programs”). The purpose of the Programs is to provide key employees and directors with further incentive to maximize stockholder value. The Programs’ funds must be used to make private or open market purchase of Company common stock through a broker-dealer designated by the Company. All loans are full recourse, unsecured and have a five-year term. However, they can be forgiven at the discretion of the

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Committee of the Board of Directors of the Company. Interest accrues on the loans at a rate of 6.0% per annum, due at maturity. However, in the event that the stock is sold, transferred or pledged, the interest rate is adjusted to the prime rate plus 4%. These loans may be prepaid anytime without penalty. As of January 31, 2002, loans had been made in the amount of $4,239 to purchase 739,900 shares of the Company common stock at an average purchase price of $5.73 per share, which included 189,900 shares of the Company’s stock from SBRG prior to the acquisition of SBRG (see Note 3), of which $2,530 was outstanding as of January 31, 2004 and 2003. These loans are classified as a reduction of stockholders’ equity in accordance with Emerging Issues Task Force 02-1 (“EITF 02-1”) Classification of Assets Received In Exchange For Equity Instruments Granted to Other Than Employees. During fiscal 2003, several loans were repaid in the amount of $1,709.

      At the time of the Company’s acquisition of SBRG (see Note 3), the Chairman of the Board of the Company and two other members of the Company’s Board of Directors held similar positions with SBRG. Immediately prior to the SBRG acquisition, the Chairman of the Board of the Company and FNF respectively owned 15.5% and 43.1% of the outstanding shares of common stock of SBRG. American National Financial, Inc. (ANFI) owned 4.6% of the issued and outstanding shares of common stock of SBRG immediately prior to this transaction. The Chairman of the Board of the Company was a member of the ANFI board of directors at that time. The transaction was evaluated for fairness to the Company by an independent investment banking firm.

      During fiscal year 2002 the Company paid royalties to SBRG of $443. The acquisition of SBRG in fiscal 2003 eliminated the payment of such royalties.

      The following restaurant sales transactions with affiliates were consummated during fiscal 2004, 2003 and 2002:

	2004		2003		2002

	Proceeds	Gain	Proceeds	Gain	Proceeds	Gain

	(as restated)		(as restated)		(as restated)
Affiliate
Former CEO and member of the board of directors of the Company	$—	$—	$—	$—	$12,080	$6,518
Relatives of member of the board of directors of the Company	4,535	645	—	—	4,100	2,560
Member of the board of directors of the Company	—	—	983	479	—	—

      During fiscal year 2002, the Company reported food service revenue from Rally’s of $1,652. Rally’s restaurants are owned by Checkers (see Note 10).

Note 18 —	Franchise and License Operations

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

      Revenue from franchised and licensed restaurants for the years ended January 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Foodservice	$155,945	$145,055	$145,733
Royalties	62,067	60,200	66,094
Equipment sales	20,693	18,155	13,231
Rental income	30,047	29,087	34,833
Initial fees and other	1,739	1,218	3,836

	$270,491	$253,715	$263,727

      Operating costs and expenses for franchised and licensed restaurants for the years ended January 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Foodservice costs of sales	$152,285	$141,429	$142,353
Occupancy and other operating expenses	39,217	36,798	45,230
Equipment cost of sales	20,336	18,310	14,999

	$211,838	$196,537	$202,582

Note 19 — Interest Expense

      Interest expense for the years ended January 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Facility	$1,146	$631	$6,130
Senior subordinated notes due 2009	18,250	18,150	18,250
Capital lease obligations	8,503	9,134	9,544
2004 Convertible subordinated notes	4,206	6,032	6,767
2023 Convertible subordinated notes	1,385	—	—
Amortization of loan fees	4,451	4,238	9,616
Letter of credit fees and other	2,021	1,739	3,599

	$39,962	$39,924	$53,906

Note 20 — Other Income (Expense), Net

      Other income (expense), net for the years ended January 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Gain on sale of long-term investments	$—	$9,248	$1,876
Gain (loss) on repurchase of convertible subordinated notes	(708)	2,800	—
Other, net	725	3,791	(2,115)

	$17	$15,839	$(239)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2004, the Company recorded $1,315 of other income related to point-of-sale equipment sales. During fiscal 2003, the Company reversed a $1,300 estimated liability established in prior periods related to records lost during a natural disaster. Each of these transactions is recorded within “other, net” above.

Note 21 —	Income Taxes

      Income tax expense (benefit) consisted of the following:

	2004	2003	2002

	(as restated)	(as restated)
Current:
Federal	$1,144	$(9,221)	$(3,100)
State	(119)	—	1,862
Foreign	818	1,289	654

	1,843	(7,932)	(584)

Deferred:
Federal	464	677	—
State	110	161	—

	574	839	—

Total	$2,417	$(7,093)	$(584)

      A reconciliation of income tax expense (benefit) attributable to continuing operations at the federal statutory rate of 35% to the Company’s income tax expense (benefit) is as follows:

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Income tax expense (benefit) at statutory rate	$(16,805)	$4,243	$(29,857)
State income taxes, net of federal income tax benefit	(1,687)	(2,975)	(206)
Tax credits	(971)	(1,874)	(1,605)
Alternative minimum tax	—	—	(3,100)
Impairment of goodwill	11,921	—	—
Change in accounting principle	—	(61,523)	—
Increase in valuation allowance	8,776	55,081	35,134
Tax adjustments due to income tax audit	1,144	—	—
Other, net	39	(45)	(950)

	$2,417	$(7,093)	$(584)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

	2004	2003

	(as restated)	(as restated)
Deferred tax assets:
Impairment and estimated liability for closing restaurants	$31,650	$35,113
Federal net operating losses	32,189	30,420
State net operating losses	14,237	6,034
Capitalized leases	10,288	9,805
Impairment of goodwill	60,545	76,235
Allowance for bad debt	5,859	4,228
Self-insurance reserve	15,647	13,960
Other allowances and estimated liabilities	3,570	1,317
Capital loss carryforward	519	1,258
Accrued payroll	2,901	1,523
Other	3,407	4,303

	180,812	184,196
Alternative minimum tax credits	10,691	7,262
General business tax credits	10,952	9,715
Foreign tax credits	2,829	1,375
Less: valuation allowance	188,689	179,913

Total deferred tax assets	16,595	22,635

Deferred tax liabilities — depreciation	10,944	14,921
SBRG trademarks	5,651	7,258
Amortization of goodwill	1,413	839
Other	—	456

Total deferred tax liabilities	18,008	23,474

Net deferred tax liability	$(1,413)	$(839)

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of net operating losses in fiscal 2004, 2003 and 2002, the Company has recorded a valuation allowance of $188,689. The valuation allowance provides a 100% allowance against the Company’s deferred tax assets, net of deferred tax liabilities that may be offset by the Company’s deferred tax assets for income tax accounting purposes.

      In fiscal 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, at which time the Company ceased amortizing goodwill for financial reporting purposes. This changed the character of the deferred tax liability that arises from the financial versus income tax reporting difference in accounting for goodwill. With goodwill no longer amortized for financial reporting purposes, while such amortization continues for income tax reporting purposes, the reversal timing of the associated deferred tax liability has become indeterminable. Accordingly, such deferred tax liability may not be offset by the Company’s deferred tax assets, which all have determinable reversal timing for purposes of reducing the Company’s deferred tax valuation allowance. As a result, the Company maintains a net deferred tax liability related to the financial versus income tax reporting difference that arises with respect to amortization of goodwill.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 22 — Segment Information

      The Company is engaged principally in developing, operating and franchising its Carl’s Jr. and Hardee’s quick-service restaurants and its La Salsa fast-casual restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Certain amounts that the Company does not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments) and the fiscal 2002 activity of Taco Bueno, which was classified as an asset held for sale as of January 31, 2001 (see Note 7). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1).

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
2004
Revenue	$725,055	$642,694	$43,933	$1,738	$1,413,420
Segment operating income (loss)	55,307	(26,334)	(37,304)	263	(8,068)
Interest expense	6,263	33,787	(81)	(7)	39,962
Total assets	273,460	388,179	33,603	35,061	730,303
Capital expenditures	13,807	21,219	6,742	5,845	47,613
Goodwill	22,649	—	—	—	22,649
Depreciation and amortization	26,777	41,156	3,734	407	72,074
Income tax benefit (expense)	(721)	19	—	(1,715)	(2,417)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
2003
Revenue	$693,692	$627,785	$39,959	$1,925	$1,363,361
Segment operating income (loss)	53,235	(16,430)	(397)	(202)	36,206
Interest expense	6,219	33,657	32	16	39,924
Total assets	252,764	449,858	65,370	36,844	804,836
Capital expenditures	16,690	52,440	4,402	3,016	76,548
Goodwill	22,649	—	34,059	—	56,708
Depreciation and amortization	28,335	36,871	3,083	—	68,289
Income tax benefit (expense)	1,597	5,702	—	(206)	7,093
2002
Revenue	$704,557	$690,459	$—	$43,095	$1,438,111
Segment operating income (loss)	49,728	(80,561)	—	(330)	(31,163)
Interest expense	10,722	42,519	—	665	53,906
Total assets	267,500	617,783	—	13,132	898,415
Capital expenditures	10,581	12,678	—	2,244	25,503
Goodwill	11,659	174,949	—	260	186,868
Depreciation and amortization	29,616	45,340	—	1,537	76,493
Income tax benefit (expense)	1,917	(1,333)	—	—	584

Note 23 — Subsidiaries Guaranty of Indebtedness

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

Condensed Consolidating Balance Sheet

January 31, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(as restated)	(as restated)	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$25,297	$29,058	$—	$54,355
Accounts receivable, net	9,750	16,812	—	26,562
Related party trade receivables	6,333	1,658	—	7,991
Inventories	6,616	11,356	—	17,972
Assets held for sale	—	18,760	—	18,760
Prepaid and other current assets	1,375	16,334	—	17,709

Total current assets	49,371	93,978	—	143,349
Property and equipment, net	22,095	457,565	—	479,660
Property under capital leases, net	—	44,895	—	44,895
Goodwill	—	22,649	—	22,649
Investments in consolidated subsidiaries	241,319	—	(241,319)	—
Other assets	12,517	27,233	—	39,750

Total assets	$325,302	$646,320	$(241,319)	$730,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, including capital lease obligations	$26,595	$7,276	$—	$33,871
Accounts payable	15,973	31,619	—	47,592
Other current liabilities	19,068	86,351	—	105,419

Total current liabilities	61,636	125,246	—	186,882
Long-term debt and capital lease obligations, excluding current portion	325,000	59,305	—	384,305
Other long-term liabilities	1,216	54,861	—	56,077

Total liabilities	387,852	239,412	—	627,264
Stockholders’ equity (deficiency):	(62,550)	406,908	(241,319)	103,039

Total liabilities and stockholders’ equity	$325,302	$646,320	$(241,319)	$730,303

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

January 31, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(as restated)	(as restated)	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$87	$18,353	$—	$18,440
Accounts receivable, net	10,854	29,572	—	40,426
Related party trade receivables	5,106	—	—	5,106
Inventories	6,499	12,205	—	18,704
Assets held for sale	—	21,170	—	21,170
Prepaid and other current assets	1,912	16,940	—	18,852

Total current assets	24,458	98,240	—	122,698
Property and equipment, net	23,412	494,337	—	517,749
Property under capital leases, net	—	57,514	—	57,514
Goodwill	—	56,708	—	56,708
Investments in consolidated subsidiaries	293,291	—	(293,291)	—
Other assets	7,448	42,719	—	50,167

Total assets	$348,609	$749,518	$(293,291)	$804,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, including capital lease obligations	$25,000	$10,089	$—	$35,089
Accounts payable	16,015	40,953	—	56,968
Other current liabilities	19,519	80,809	—	100,328

Total current liabilities	60,534	131,851	—	192,385
Long-term debt and capital lease obligations, excluding current portion	322,319	65,867	—	388,186
Other long-term liabilities	755	68,469	—	69,224

Total liabilities	383,608	266,187	—	649,795
Stockholders’ equity:	(34,999)	483,331	(293,291)	155,041

Total liabilities and stockholders’ equity	$348,609	$749,518	$(293,291)	$804,836

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Fiscal Year Ended January 31, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(as restated)	(as restated)	(as restated)	(as restated)
Revenue:
Company-operated restaurants	$—	$1,142,929	$—	$1,142,929
Franchised and licensed restaurants and other	155,945	114,546	—	270,491

Total revenue	155,945	1,257,475	—	1,413,420

Operating costs and expenses:
Restaurant operations:
Food and packaging	—	340,676	—	340,676
Payroll and other employee benefit expenses	—	370,700	—	370,700
Occupancy and other operating expenses	—	267,805	—	267,805

	—	979,181	—	979,181
Franchised and licensed restaurants and other	152,285	59,553	—	211,838
Advertising expenses	—	71,154	—	71,154
General and administrative expenses	1,853	105,627	—	107,480
Facility action charges, net	72	17,704	—	17,776
Impairment of goodwill	—	34,059	—	34,059

Total operating costs and expenses	154,210	1,267,278	—	1,421,488

Operating income (loss)	1,735	(9,803)	—	(8,068)
Interest expense	(29,438)	(10,524)	—	(39,962)
Allocated interest expense	29,438	(29,438)	—	—
Other income (expense), net	1,195	(1,178)	—	17

Income (loss) before income taxes and discontinued operations	2,930	(50,943)	—	(48,013)
Income tax expense	1,715	702	—	2,417

Income (loss) from continuing operations	1,215	(51,645)	—	(50,430)
Loss from discontinued operations	—	(2,790)	—	(2,790)

Income (loss) before equity in loss of consolidated subsidiaries	1,215	(54,435)	—	(53,220)
Equity in loss of consolidated subsidiaries	(54,435)	—	54,435	—

Net loss	$(53,220)	$(54,435)	$54,435	$(53,220)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Fiscal Year Ended January 31, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(as restated)	(as restated)	(as restated)	(as restated)
Revenue:
Company-operated restaurants	$—	$1,109,646	$—	$1,109,646
Franchised and licensed restaurants and other	145,055	108,660	—	253,715

Total revenue	145,055	1,218,306	—	1,363,361

Operating costs and expenses:
Restaurant operations:
Food and packaging	—	320,217	—	320,217
Payroll and other employee benefit expenses	—	358,827	—	358,827
Occupancy and other operating expenses	—	259,066	—	259,066

	—	938,110	—	938,110
Franchised and licensed restaurants and other	141,429	55,108	—	196,537
Advertising expenses	—	72,382	—	72,382
General and administrative expenses	1,713	113,219	—	114,932
Facility action charges, net	—	5,194	—	5,194

Total operating costs and expenses	143,142	1,184,013	—	1,327,155

Operating income	1,913	34,293	—	36,206
Interest expense	(29,051)	(10,873)	—	(39,924)
Allocated interest expense	29,051	(29,051)	—	—
Other income, net	9,216	6,623	—	15,839

Income before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	11,129	992	—	12,121
Income tax expense (benefit)	760	(7,853)	—	(7,093)

Income from continuing operations	10,369	8,845	—	19,214
Loss from discontinued operations	—	(53)	—	(53)

Income before cumulative effect of accounting change for goodwill and equity in loss of consolidated subsidiaries	10,369	8,792	—	19,161
Cumulative effect of accounting change for goodwill	—	(175,780)	—	(175,780)

Income (loss) before equity in loss of consolidated subsidiaries	10,369	(166,988)	—	(156,619)
Equity in loss of consolidated subsidiaries	(166,988)	—	166,988	—

Net income (loss)	$(156,619)	$(166,988)	$166,988	$(156,619)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

Fiscal Year Ended January 31, 2002

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(as restated)	(as restated)	(as restated)	(as restated)
Revenue:
Company-operated restaurants	$—	$1,174,384	$—	$1,174,384
Franchised and licensed restaurants and other	145,733	117,994	—	263,727

Total revenue	145,733	1,292,378	—	1,438,111

Operating costs and expenses:
Restaurant operations:
Food and packaging	(3,925)	360,082	—	356,157
Payroll and other employee benefit expenses	—	381,756	—	381,756
Occupancy and other operating expenses	486	272,050	—	272,536

	(3,439)	1,013,888	—	1,010,449
Franchised and licensed restaurants and other	142,353	60,229	—	202,582
Advertising expenses	—	73,184	—	73,184
General and administrative expenses	16,354	95,797	—	112,151
Facility action charges, net	4,707	66,201	—	70,908

Total operating costs and expenses	159,975	1,309,299	—	1,469,274

Operating loss	(14,242)	(16,921)	—	(31,163)
Interest expense	(40,763)	(13,143)	—	(53,906)
Allocated interest expense	40,763	(40,763)	—	—
Other income (expense), net	1,600	(1,839)	—	(239)

Loss before income taxes	(12,642)	(72,666)	—	(85,308)
Income tax expense (benefit)	(3,798)	3,214	—	(584)

Loss before equity in loss of consolidating subsidiaries	(8,844)	(75,880)	—	(84,724)
Equity in loss of consolidating subsidiaries	(75,880)	—	75,880	—

Net loss	$(84,724)	$(75,880)	$75,880	$(84,724)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended January 31, 2004

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(as restated)	(as restated)		(as restated)
Net cash provided by operating activities	$14,486	$58,827	$—	$73,313

Cash flow from investing activities:
Purchase of property and equipment	(6,842)	(40,771)	—	(47,613)
Proceeds from sale of property and equipment	24	18,803	—	18,827
Other	21,608	(12,359)		9,249

Net cash provided by (used in) investing activities	14,790	(34,327)		(19,537)

Cash flow from financing activities:
Long-term borrowings	149,500	—	—	149,500
Repayments of long-term debt, including capital lease obligations	(275,438)	(10,715)	—	(286,153)
Proceeds from issuance of convertible debt	101,588	—	—	101,588
Proceeds from credit facility term loan	25,000	—	—	25,000
Other	(4,716)	(3,080)	—	(7,796)

Net cash used in financing activities	(4,066)	(13,795)	—	(17,861)

Net increase in cash and cash equivalents	25,210	10,705	—	35,915
Cash and cash equivalents at beginning of year	87	18,353	—	18,440

Cash and cash equivalents at end of year	$25,297	$29,058	$—	$54,355

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended January 31, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(as restated)	(as restated)		(as restated)
Net cash provided by operating activities	$15,853	$40,583	$—	$56,436

Cash flow from investing activities:
Purchase of property and equipment	(5,700)	(70,848)	—	(76,548)
Proceeds from sale of marketable securities and long-term investments	9,248	—	—	9,248
Proceeds from sale of property and equipment	2,318	21,463	—	23,781
Other	(12,524)	19,692	—	7,168

Net cash used in investing activities	(6,658)	(29,693)	—	(36,351)

Cash flow from financing activities:
Long-term borrowings	114,500	—	—	114,500
Repayments of long-term debt, including capital lease obligations	(123,457)	(16,829)	—	(140,286)
Other	(1,558)	1,057	—	(501)

Net cash used in financing activities	(10,515)	(15,772)	—	(26,287)

Net decrease in cash and cash equivalents	(1,320)	(4,882)	—	(6,202)
Cash and cash equivalents at beginning of year	1,407	23,235	—	24,642

Cash and cash equivalents at end of year	$87	$18,353	$—	$18,440

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended January 31, 2002

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated

	(as restated)	(as restated)		(as restated)
Net cash provided by operating activities	$62,199	$12,451	$—	$74,650

Cash flow from investing activities:
Purchase of property and equipment	(7,270)	(18,233)	—	(25,503)
Proceeds from sale of marketable securities and long-term investments	4,121	—	—	4,121
Proceeds from sale of property and equipment	—	68,278	—	68,278
Other	56,375	(49,388)	—	6,987
Dispositions of brand, net of cash surrendered	62,412	—	—	62,412

Net cash provided by investing activities	115,638	657	—	116,295

Cash flow from financing activities:
Long-term borrowings	140,217	—	—	140,217
Repayments of long-term debt, including capital lease obligations	(308,737)	(10,635)	—	(319,372)
Other	(8,071)	4,063	—	(4,008)

Net cash used in financing activities	(176,591)	(6,572)	—	(183,163)

Net increase in cash and cash equivalents	1,246	6,536	—	7,782
Cash and cash equivalents at beginning of year	161	16,699	—	16,860

Cash and cash equivalents at end of year	$1,407	$23,235	$—	$24,642

Note 24 — Employee Benefit and Retirement Plans

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

      In conjunction with the acquisition of SBRG, the Company assumed the options outstanding under various SBRG stock plans. As of January 31, 2004, 1,203,372 of those options were outstanding, with an average exercise price of $5.21 per share. The Company also assumed warrants to purchase approximately 982,000 shares of the Company’s common stock.

      In general, the Company’s stock incentive plans have a term of ten years and vest over a period of three years.

      Transactions under all plans are as follows:

		Weighted-Average
	Shares	Exercise Price	Exercisable

Balance, January 31, 2001	8,108,199	$12.83	5,550,408
Granted	1,016,300	4.23
Canceled	(1,335,436)	15.23
Exercised	(72,444)	3.75

Balance, January 31, 2002	7,716,619	11.36	5,403,892
Granted	538,000	11.08
Canceled	(587,437)	16.24
Exercised	(366,955)	3.58
Converted(1)	1,663,004	4.85

Balance, January 31, 2003	8,963,231	10.13	7,352,816
Granted	857,000	5.74
Canceled	(267,322)	9.45
Exercised	(348,003)	3.50

Balance, January 31, 2004	9,204,906	$10.00	7,758,632

(1)	Options assumed by CKE upon acquisition of SBRG. Under the terms of the merger agreement, each outstanding share of SBRG stock was converted into 0.491 shares of Company common stock. The purchase price was based on the average closing price of the Company’s common stock for the ten trading days ending two days prior to the completion of the acquisition and the fair value of options granted.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information related to stock options outstanding and exercisable at January 31, 2004:

			Options Outstanding			Options Exercisable

			(000’s)	Weighted	Weighted Average	(000’s)	Weighted
Range of			Options	Average	Remaining	Options	Average
Exercise Prices			Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$2.00	to	$2.99	2,253	$2.67	6.96	2,029	$2.64
3.00		4.49	1,263	3.51	5.29	1,232	3.50
4.50		6.74	1,160	5.81	8.12	342	5.88
6.75		10.12	1,030	8.54	3.61	966	8.55
10.13		15.18	1,098	12.81	6.26	789	13.48
15.19		22.77	1,344	17.28	3.94	1,344	17.28
22.78		34.16	870	25.11	3.63	870	25.11
34.17		36.65	187	36.65	4.06	187	36.65

$2.00		$36.65	9,205	$10.00	5.61	7,759	$10.63

Note 25 — Supplemental Cash Flow Information

	2004	2003	2002

	(as restated)	(as restated)	(as restated)
Cash (received) paid for interest and income taxes are as follows:
Interest	$35,786	$36,884	$48,224

Income tax paid (refund received)	1,925	(11,582)	(32,313)

Non-cash operating charges are as follows:
Write-off of deferred financing costs	111	—	4,146

Non-cash investing and financing charges are as follows:
Gain deferred on sale and leaseback transactions	—	—	5,158

Gain recognized on sale and leaseback transactions	352	358	292

Conversion of convertible notes	—	134	20

Issuance of stock and stock options to acquire SBRG	—	78,815	—

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26 — Selected Quarterly Financial Data (Unaudited)

      The following table presents summarized quarterly results:

	Quarter

	1st	2nd	3rd	4th

Fiscal 2004 (as restated)
Total revenue	$419,553	$333,715	$334,773	$325,379
Operating income (loss)	7,772	14,473	11,319	(41,632)
Income (loss) from continuing operations	(5,590)	5,177	827	(50,844)
Discontinued operations	(2,112)	46	111	(835)
Net income (loss)	(7,702)	5,223	938	(51,679)
Basic income (loss) per common share
Net income (loss)	(0.13)	0.09	0.02	(0.90)
Diluted income (loss) per common share
Net income (loss)	(0.13)	0.09	0.02	(0.90)
Fiscal 2004 (as previously reported)
Total revenue	$419,558	$333,719	$334,777	$325,383
Operating income (loss)	9,329	15,216	12,266	(41,395)
Income (loss) from continuing operations	(3,704)	6,209	2,051	(50,326)
Discontinued operations	(2,112)	46	111	(835)
Net income (loss)	(5,816)	6,255	2,162	(51,161)
Basic income (loss) per common share
Net income (loss)	(0.10)	0.11	0.04	(0.86)
Diluted income (loss) per common share
Net income (loss)	(0.10)	0.10	0.04	(0.86)
Fiscal 2003 (as restated)
Total revenue	$424,388	$327,563	$312,822	$298,588
Operating income (loss)	17,370	16,030	9,220	(6,414)
Income (loss) from continuing operations	10,861	9,800	8,870	(10,317)
Discontinued operations	201	(215)	(556)	517
Income (loss) before cumulative effect of accounting change	11,062	9,585	8,314	(9,800)
Net income (loss)	(164,718)	9,585	8,314	(9,800)
Basic income (loss) per common share
Income (loss) before cumulative effect of accounting change	0.20	0.17	0.15	(0.17)
Net income (loss)	(2.98)	0.17	0.15	(0.17)
Diluted income (loss) per common share
Income (loss) before cumulative effect of accounting change	0.19	0.16	0.14	(0.17)
Net income (loss)	(2.87)	0.16	0.14	(0.17)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter

	1st	2nd	3rd	4th

Fiscal 2003 (as previously reported)
Total revenue	$424,398	$327,571	$312,830	$298,596
Operating income (loss)	18,878	17,158	10,350	(4,363)
Income (loss) from continuing operations	12,972	10,986	10,059	(8,207)
Discontinued operations	201	(215)	(556)	517
Income (loss) before cumulative effect of accounting change	13,173	10,771	9,503	(7,690)
Net income (loss)	(162,607)	10,771	9,503	(7,690)
Basic income (loss) per common share
Income (loss) before cumulative effect of accounting change	0.23	0.19	0.17	(0.13)
Net income (loss)	(2.95)	0.19	0.17	(0.13)
Diluted income (loss) per common share
Income (loss) before cumulative effect of accounting change	0.23	0.18	0.16	(0.13)
Net income (loss)	(2.83)	0.18	0.16	(0.13)

See Note 2 herein for explanation of changes from previously reported financial statements.

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

Note 27 — Commitments and Contingent Liabilities

      In conjunction with the Facility, a letter of credit sub-facility in the amount of $80,000 was established (see Note 13). Several standby letters of credit are outstanding under this facility, which secure the Company’s potential workers’ compensation claims and general and health liability claims. The Company is required to provide letters of credit each year based on its existing claims experience, or set aside a comparable amount of cash or investment securities in a trust account.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s standby letter of credit agreements with various banks expire as follows:

February 2004	$9,816
March 2004	26,757
April 2004	1,175
July 2004	10,073
November 2004	15,206
December 2004	653

$63,680

      As of January 31, 2004, the Company has recorded an accrued liability for contingencies related to litigation in the amount of $3,670. The Company estimates the liability for those losses related to litigation claims that it believes are reasonably possible to result in an adverse outcome to be in the range of $350 to $650. In accordance with SFAS 5, the Company has not recorded a liability for those losses.

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

EXHIBIT INDEX

Exhibits		Description

3	-1	Certificate of Incorporation of the Registrant, incorporated herein by reference to Exhibit 3-1 to the Registrant’s Form S-4 Registration Statement Number 333-05305
3	-2	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on December 9, 1997, filed as Exhibit 3-2 to the Company’s Form 10-K Annual Report for the fiscal year ended January 26, 1998, and is hereby incorporated by reference.
3	-3	Bylaws of the Registrant, incorporated herein by reference to Exhibit 3-2 to the Registrant’s Form S-4 Registration Statement Number 333-05305.
3	-4	Certificate of Amendment of Bylaws.(1)
4	-4	Indenture, dated as of March 4, 1999, by and among the Company, its subsidiary guarantors and Chase Manhattan Bank and Trust Company, N.A., as Trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 25, 1999, and is hereby incorporated by reference.
4	-5	Form of Note (included in Exhibit 4-4).
4	-6	Indenture, dated as of September 29, 2003, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.
4	-7	Form of Notes (included in Exhibit 4-6).
4	-8	Registration Rights Agreement, dated as of September 29, 2003, by and among the Company and Citigroup Global Markets, Inc., for itself and the other initial purchasers, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.
10	-1	Carl Karcher Enterprises, Inc. Profit Sharing Plan, as amended, filed as Exhibit 10-21 to the Company’s Registration Statement on Form S-1, file No. 2-73695, and is hereby incorporated by reference.(2)
10	-2	Carl Karcher Enterprises, Inc. Key Employee Stock Option Plan, filed as Exhibit 10-24 to the Company’s Registration Statement on Form S-1, file No. 2-80283, and is hereby incorporated by reference.(2)
10	-3	Carl Karcher Enterprises, Inc. 1993 Employee Stock Incentive Plan, filed as Exhibit 10-123 to the Company’s Form 10-K Annual Report for fiscal year ended January 25, 1993, and is hereby incorporated by reference.(2)
10	-4	CKE Restaurants, Inc. 1994 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 4-1 to the Registrant’s Form S-8 Registration Statement Number 333-12399.(2)
10	-5	CKE Restaurants, Inc. 1999 Stock Incentive Plan, incorporated herein by reference to Exhibit 4-1 to the Registrant’s Form S-8 Registration Statement Number 333-83601.(2)
10	-6	CKE Restaurants, Inc. 1994 Employee Stock Purchase Plan, as amended, filed as Exhibit 10-22 to the Company’s Form 10-K Annual Report for fiscal year ended January 27, 1997, and is hereby incorporated by reference.(2)
10	-7	Employment Agreement dated January 1, 1994, by and between Carl Karcher Enterprises, Inc. and Carl N. Karcher, filed as Exhibit 10-89 to the Company’s Form 10-K Annual Report for fiscal year ended January 31, 1994, and is hereby incorporated by reference.(2)
10	-8	First Amendment to Employment Agreement dated November 1, 1997, by and between Carl N. Karcher and Carl Karcher Enterprises, Inc., filed as Exhibit 10-8 to the Company’s Form 10-K Annual Report for fiscal year ended January 26, 1998, and is hereby incorporated by reference.(2)
10	-15	Employment Agreement dated as of April 9, 1999, by and between the Company and John J. Dunion, filed as Exhibit 10-7 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 17, 1999, and is hereby incorporated by reference.(2)

Exhibits		Description

10	-19	First Amendment to Settlement and Development Agreement by and between Carl Karcher Enterprises, Inc., CKE Restaurants, Inc. and GB Foods Corporation dated as of February 20, 1997, filed as Exhibit 10-31 to the Company’s Form 10-K Annual Report for the fiscal year ended January 27, 1997, and is hereby incorporated by reference.
10	-43	CKE Restaurants, Inc. July 23, 2001 Employee Loan and Stock Purchase Agreement, filed as Exhibit 10-43 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended August 13, 2001, and is hereby incorporated by reference.*
10	-44	CKE Restaurants, Inc. July 23, 2001 Non-employee Director Loan and Stock Purchase Agreement, filed as Exhibit 10-44 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended August 13, 2001, and is hereby incorporated by reference.*
10	-45	Stock Purchase Agreement by and between the Purchasers Set Forth on Exhibit A, Santa Barbara Restaurant Group, Inc., and CKE Restaurants, Inc. for the Purchase of 189,900 Shares of Common Stock of CKE Restaurants, Inc. dated August 20, 2001, filed as Exhibit 10-45 to the Company’s Form 10-Q Quarterly Report for the quarterly period ended August 13, 2001, and is hereby incorporated by reference.*
10	-48	CKE Restaurants, Inc. 2001 Stock Incentive Plan, Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form S-8 Registration Statement Number 333-76884.
10	-50	Director Fee Agreement, effective as of April 1, 2003, by and between the Company and William P. Foley, II, filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.(2)
10	-51	Distribution Service Agreement, dated as of November 7, 2003, by and between La Salsa, Inc. and McCabe’s Quality Foods, filed as Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.
10	-52	Fifth Amended and Restated Credit Agreement, dated as of November 12, 2003, by and among the Company, the Lenders party thereto, and Paribas, a bank organized under the laws of France acting through its Chicago Branch (as successor in interest to Paribas), as Agent, filed as Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.
10	-53	Employment Agreement, effective as of January 27, 2004, by and between the Company and Theodore Abajian.(1)(2)
10	-54	Second Amendment to Employment Agreement, effective as of January 1, 2004, by and between the Company and Carl N. Karcher.(1)(2)
10	-55	Employment Agreement, effective as of April 4, 2004, by and between the Company and Andrew F. Puzder.(1)(2)
10	-56	Employment Agreement, effective as of January 27, 2004, by and between the Company and E. Michael Murphy.(1)(2)
12	-1	Computation of Ratios.
14	-1	CKE Restaurants, Inc. Code of Ethics for CEO and Senior Financial Officers, as approved by the Company’s Board of Directors on March 3, 2004.(1)
21	-1	Subsidiaries of Registrant.(1)
23	-1	Consent of independent registered public accounting firm.
31	-1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	-2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	-1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	-2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules or exhibits omitted. The Registrant shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(1)	Previously filed.

(2)	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.