Form 10-Q/A
period 2004-05-17
CKE RESTAURANTS INC
filed 2004-12-20
CIK 919628

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[Amendment No. 1]

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of CKE Restaurants, Inc. for the quarterly period ended May 17, 2004 is to restate our consolidated financial statements for the sixteen weeks ended May 17, 2004 and May 19, 2003, and as of January 31, 2004, and related disclosures, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on November 23, 2004.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on June 22, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I—Item 1—Financial Information

•	Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

In previous reports, we have presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations a detailed, tabular sensitivity analysis to illustrate our critical accounting policy discussed under the heading “Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or to be Disposed of Other than by Sale.” In this Amendment No. 1 to Form 10-Q, we have decided to omit the detailed tabular sensitivity analysis in favor of a more general discussion of this accounting policy, because the financial information being restated in this amendment is such that the tabular presentation would have to be entirely recalculated to reflect the restated results. Because the tabular presentation serves only to illustrate the general point, management decided our resources would be better directed towards other activities required in connection with the restatement.

In previous reports, we have also presented in our note under the heading “Facility Action Charges, Net” in the Notes to Condensed Consolidated Financial Statements (Note 6 in this amendment) a table summarizing average annual sales per restaurant and total operating losses related to restaurants we decided to close. In this Amendment No. 1 to Form 10-Q, management decided its resources would be better directed towards other activities required in connection with the restatement, and we have decided to omit the detailed tabular analysis of closed restaurant operating data in favor of a more general discussion.

•	Part I—Item 4—Controls and Procedures

We have included in this Amendment No. 1 to Form 10-Q substantially the same discussion of our controls and procedures as we have included in our Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2004, which is being filed concurrently herewith. While the discussion consequently speaks as of a date later than May 17, 2004, the end of our first quarter of the 2005 fiscal year that is the subject of this amendment, we concluded that an updated disclosure is appropriate under the circumstances of the restatement reflected in this amendment.

•	Part II—Item 6—Exhibits and Reports on Form 8-K

In October 2004, we identified accounting errors that occurred in fiscal 2000 and 1999 which had resulted in an understatement of our deferred rent liability related to operating leases with fixed rent escalations over the lease terms. As a result, we concluded that our rent expense, net, had been understated through fiscal 2004 in the cumulative amount of $2,103. In the sixteen weeks ended May 17, 2004, and May 19, 2003, rent expense, net, had been understated by $78 and $311, respectively. As a result, our deferred rent liability as of May 17, 2004, and

January 31, 2004, had been understated by $2,181 and $2,103, respectively. We have corrected these errors through restatement of our consolidated financial statements.

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

During the November Review, we evaluated the propriety of the above accounting treatment, and determined that we should use one consistent definition of lease term, typically the initial lease term, for purposes of determining lease classification, straight-line rent expense, and the depreciation or amortization period for the related asset. As a result, we concluded that our depreciation and amortization expense had been understated through fiscal 2004 in the cumulative amount of $30,222. In the sixteen weeks ended May 17, 2004, and May 19, 2003, depreciation and amortization expense had been understated by $1,840 and $1,796, respectively. As a result, the our property and equipment, net, and certain intangible assets as of May 17, 2004, and January 31, 2004, were overstated by $32,062 and $30,222, respectively, with respect to this matter. We have corrected these errors through our restatement.

Our historical practices for determining depreciable life and amortization periods also resulted in errors in the timing and classification of expense recognition for fixed assets subjected to facility action charges in prior fiscal periods. Generally, restaurants subject to facility action charges were over-impaired in the fiscal year of the facility action charge to the extent that such assets had been under-depreciated or under-amortized leading up to the impairment date. Through fiscal 2004, these errors resulted in a cumulative net understated expense of $1,014. This was comprised of a cumulative understatement of depreciation and amortization expense of $17,300, partially offset by a cumulative overstatement of facility action charges of $16,286. In the sixteen weeks ended May 17, 2004, and May 19, 2003, we overstated facility action charges by $621 and $275, respectively, and understated depreciation and amortization expense by $30 and $131, respectively. As a result, in the sixteen weeks ended May 17, 2004, and May 19, 2003, these errors resulted in an understatement of net income and overstatement of net loss by $591 and $144, respectively. Also as a result, our property and equipment, net, as of May 17, 2004, and January 31, 2004, was overstated by $423 and $1,014, respectively, with respect to this matter. We has corrected these errors through our restatement.

(ii) Unretired Property and Equipment

We identified instances in which property and equipment was not retired in a timely manner or in which certain expenditures were incorrectly capitalized.

During fiscal 2001, we sold many company-operated restaurants to franchisees. In one of these transactions, we sold 19 restaurant properties, of which eight were fee-owned properties and eleven were leased properties. We sold the eight fee-owned properties and subleased the eleven leased properties to the buyer. In recording the transaction, we did not retire the net book value of the eight fee-owned properties. Through fiscal 2004, this error resulted in a cumulative net understated expense of $5,333. As a result of this error, for the sixteen weeks ended May 17, 2004, and May 19, 2003, we overstated depreciation expense by $41 and $45, respectively. Also as a result, as of May 17,

2004, and January 31, 2004,our property and equipment was overstated by approximately $5,292 and $5,333, respectively. We have corrected these errors through our restatement.

We also identified $1,315 of other property and equipment that was not timely retired when the assets were removed from service, primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of general and administrative expenses, net of subsequent over-depreciation, of $1,175. As a result of these errors, for the sixteen weeks ended May 17, 2004, and May 19, 2003, we overstated general and administrative expenses by $16 and $11, respectively. Also as a result of these errors, as of May 17, 2004, and January 31, 2004, our property and equipment was overstated by $1,159 and $1,175, respectively. We have corrected these errors through our restatement.

Additionally, we did not timely retire certain software development expenditures when the software applications were taken out of service. We also did not properly expense certain software development costs when incurred, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These accounting errors occurred primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of expenses of $2,267. As a result of these errors, for the sixteen weeks ended May 17, 2004, and May 19, 2003, we overstated depreciation expense by $163 and understated general and administrative expenses, net of overstated depreciation expense, by $90, respectively. Also as a result of these errors, as of May 17, 2004, and January 31, 2004, our property and equipment was overstated by $2,104 and $2,267, respectively. We have corrected these errors through our restatement.

(iii) Overstated Property Tax Expense

We determined that we had misstated our property tax expense and accrued property taxes in prior fiscal periods. These errors resulted from imprecise metrics used to calculate our property tax accrual. Through fiscal 2004, this resulted in a cumulative overstatement of property tax expenses of $1,198. As a result of these errors, for the sixteen weeks ended May 17, 2004, and May 19, 2003, we understated property tax expenses by $142 and overstated property tax expenses by $191, respectively. Also as a result, as of May 17, 2004, and January 31, 2004, accrued property taxes were overstated by $1,056 and $1,198, respectively. We have corrected these errors through our restatement.

(iv) Understated Deferred Tax Liability

In September 2004, we determined that, when we adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003, as a result of temporary differences relating to the treatment of goodwill relating to our Carl’s Jr. brand, we should have recorded income tax expense to increase our deferred tax valuation allowance, which would have resulted in a deferred tax liability. We had not previously recorded this deferred tax liability. Through fiscal 2004, this resulted in a cumulative understatement of income tax expense of $1,413. As a result of these errors, for the sixteen weeks ended May 17, 2004, and May 19, 2003, our income tax expense was understated by $82 and $144, respectively. Also as a result, as of May 17, 2004, and January 31, 2004, our deferred tax liability was understated by $1,495 and $1,413, respectively. We determined in September 2004 that the error was immaterial and did not record an adjustment. In light of the conclusion to restate our financial statements for the other matters discussed herein, we determined it was appropriate to also include this adjustment in the restatement.

(v) Other Items

We identified several other items that we have corrected through our restatement. For the sixteen weeks ended May 17, 2004, and May 19, 2003, these additional items aggregate to reduction to expense upon restatement of $157 and $64, respectively. Also as a result, prior to the restatement, as of May 17, 2004, and January 31, 2004, our accumulated deficit had been understated by $708 and $865, respectively, with respect to these items.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)
(Unaudited)

	May 17, 2004	January 31, 2004
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$42,740	$54,355
Accounts receivable, net of allowance for doubtful accounts of $3,196 as of May 17, 2004 and $5,580 as of January 31, 2004	22,010	26,562
Related party trade receivables	6,960	7,991
Inventories	18,461	17,972
Prepaid expenses	10,335	16,053
Assets held for sale	18,020	18,760
Advertising fund assets, restricted	19,438	—
Other current assets	1,626	1,656

Total current assets	139,590	143,349
Notes receivable, net of allowance for doubtful accounts of $8,135 as of May 17, 2004 and $6,186 as of January 31, 2004	2,792	2,317
Property and equipment, net	470,512	479,660
Property under capital leases, net	41,814	44,895
Goodwill	22,649	22,649
Other assets	34,755	37,433

Total assets	$712,112	$730,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$2,383	$26,843
Current portion of capital lease obligations	5,993	7,028
Accounts payable	54,284	47,592
Advertising fund liabilities	19,438	—
Other current liabilities	91,333	105,419

Total current liabilities	173,431	186,882
Bank indebtedness and other long-term debt, less current portion	10,555	22,428
Senior subordinated notes	200,000	200,000
Convertible subordinated notes due 2023	105,000	105,000
Capital lease obligations, less current portion	54,572	56,877
Other long-term liabilities	57,570	56,077

Total liabilities	601,128	627,264

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 59,368,000 shares issued and 57,464,000 shares outstanding at May 17, 2004; 59,216,000 shares issued and 57,631,000 shares outstanding at January 31, 2004	593	592
Additional paid-in capital	465,444	464,689
Officer and non-employee director notes receivable	(2,491)	(2,530)
Accumulated deficit	(338,802)	(349,306)
Treasury stock at cost, 1,904,000 and 1,585,000 shares at May 17, 2004 and January 31, 2004, respectively	(13,760)	(10,406)

Total stockholders’ equity	110,984	103,039

Total liabilities and stockholders’ equity	$712,112	$730,303

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
	(as restated)	(as restated)
Revenue:
Company-operated restaurants	$365,871	$339,042
Franchised and licensed restaurants and other	89,440	80,511

Total revenue	455,311	419,553

Operating costs and expenses:
Restaurant operations:
Food and packaging	105,724	100,097
Payroll and other employee benefit expenses	112,595	112,635
Occupancy and other operating expenses	81,255	80,719

	299,574	293,451
Franchised and licensed restaurants and other	66,991	64,921
Advertising expenses	22,264	21,013
General and administrative expenses	37,656	31,609
Facility action charges, net	6,817	787

Total operating costs and expenses	433,302	411,781

Operating income	22,009	7,772
Interest expense	(11,720)	(12,167)
Other income (expense), net	729	(830)

Income (loss) before income taxes and discontinued operations	11,018	(5,225)
Income tax expense	351	363

Income (loss) from continuing operations	10,667	(5,588)
Loss from operations of discontinued segment (net of income tax benefit of $0 and $1 for the sixteen-week periods ended May 17, 2004 and May 19, 2003, respectively)	(163)	(2,114)

Net income (loss)	$10,504	$(7,702)

Basic income (loss) per common share:
Continuing operations	$0.18	$(0.09)
Discontinued operations	(0.00)	(0.04)

Net income (loss)	$0.18	$(0.13)

Diluted income (loss) per common share:
Continuing operations	$0.18	$(0.09)
Discontinued operations	(0.00)	(0.04)

Net income (loss)	$0.18	$(0.13)

Weighted-average common shares outstanding:
Basic	57,605	57,395
Dilutive effect of stock options, warrants and convertible notes	1,770	—

Diluted	59,375	57,395

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)
(Unaudited)

	Sixteen Weeks Ended May 17, 2004
	Common Stock					Treasury Stock
				Officer and
	Number of		Additional	Non-Employee				Total
	Shares		Paid-In	Director Notes	Accumulated	Number of		Stockholders’
	Issued	Amount	Capital	Receivable	Deficit	Shares	Amount	Equity
Balance at January 31, 2004 (as previously reported)	59,216	$592	$464,689	$(2,530)	$(306,113)	(1,585)	$(10,406)	$146,232
Restatement adjustments	—	—	—	—	(43,193)	—	—	(43,193)

Balance at January 31, 2004 (as restated)	59,216	592	464,689	(2,530)	(349,306)	(1,585)	(10,406)	103,039
Exercise of stock options	152	1	755	—	—	—	—	756
Collections on officer and non-employee director notes receivable	—	—	—	39	—	—	—	39
Repurchase of common stock	—	—	—	—	—	(319)	(3,354)	(3,354)
Net income (as restated)	—	—	—	—	10,504	—	—	10,504

Balance at May 17, 2004 (as restated)	59,368	$593	$465,444	$(2,491)	$(338,802)	(1,904)	$(13,760)	$110,984

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
	(as restated)	(as restated)
Cash flow from operating activities:
Net income (loss)	$10,504	$(7,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,046	20,679
Amortization of loan fees	1,042	1,413
(Recovery of) provision for losses on accounts and notes receivable	(242)	2,064
Loss (gain) on investments, sale of property and equipment, capital leases and extinguishment of debts	1,284	(232)
Facility action charges, net	6,817	787
Deferred income taxes	82	144
Other non-cash credits	(666)	(18)
Net change in refundable income taxes	4	142
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(3,508)	(3,236)
Net change in accounts receivable, inventories, prepaid expenses and other current assets	9,991	11,177
Net change in accounts payable and other current liabilities	896	(9,003)
Loss from operations of discontinued segment	163	2,114
Net cash received from (provided to) discontinued segment	28	(165)

Net cash provided by operating activities	47,441	18,164

Cash flow from investing activities:
Purchases of property and equipment	(16,384)	(14,827)
Proceeds from sale of property and equipment	6,624	3,172
Collections on notes receivable and net change in related party receivables	702	630
Increase in cash upon consolidation of variable interest entity	100	—
Net change in other assets	111	172

Net cash used in investing activities	(8,847)	(10,853)

Cash flow from financing activities:
Net change in bank overdraft	(8,744)	(15,225)
Borrowings under credit facility	—	106,000
Repayments of borrowings under credit facility	(13,926)	(95,000)
(Repayments of) borrowings under long-term debt	(22,407)	445
Repayments of capital lease obligations	(2,561)	(3,125)
Collections on officer and non-employee director notes receivable	39	—
Payment of deferred loan fees	(12)	(5)
Repurchase of common stock	(3,354)	—
Proceeds from exercise of stock options	756	930

Net cash used in financing activities	(50,209)	(5,980)

Net (decrease) increase in cash and cash equivalents	(11,615)	1,331
Cash and cash equivalents at beginning of period	54,355	18,440

Cash and cash equivalents at end of period	$42,740	$19,771

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(14,949)	$(14,964)

Income taxes	$(2,963)	$(190)

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$107	$108

Consolidation of advertising funds	$19,438	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts

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

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 26, 2004. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results for the full year or for any future period.

For clarity of presentation, the Company generally labels all fiscal year ends as fiscal year ended January 31.

Prior year amounts in the consolidated financial statements have been reclassified to conform with current year presentation.

Stock-Based Compensation

The Company has various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of the Company. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amended the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Disclosures required by this standard are included in the notes to these condensed consolidated financial statements.

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

The following tables reconcile reported net income (loss) to pro forma net income (loss) assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123:

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
	(as restated)	(as restated)
Net income (loss), as reported	$10,504	$(7,702)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,114)	(670)

Net income (loss) — pro forma	$9,390	$(8,372)

Net income (loss) per common share:
Basic — as reported	$0.18	$(0.13)
Basic — pro forma	0.16	(0.15)
Diluted — as reported	0.18	(0.13)
Diluted — pro forma	0.16	(0.15)

NOTE (2) – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

This Note should be read in conjunction with Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 26, 2004.

In October 2004, the Company identified accounting errors that occurred in fiscal 2000 and 1999 which had resulted in an understatement of its deferred rent liability related to operating leases with fixed rent escalations over the lease terms. As a result, CKE concluded that its rent expense, net, had been understated through fiscal 2004 in the cumulative amount of $2,103. In the sixteen weeks ended May 17, 2004, and May 19, 2003, rent expense, net, had been understated by $78 and $311, respectively. As a result, the Company’s deferred rent liability as of May 17, 2004, and January 31, 2004, had been understated by $2,181 and $2,103, respectively. The Company has corrected these errors through restatement of its consolidated financial statements.

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

In determining whether each of its real property leases is an operating lease or a capital lease and in calculating its straight-line rent expense, the Company generally utilizes the initial term of the lease, excluding option periods. Capitalized lease assets and liabilities are generally recorded and amortized based upon the corresponding initial lease term. Historically, the Company depreciated or amortized its investment in the related buildings, leasehold improvements and certain intangible assets over a period that included both the initial term of the lease and all option periods provided for in the lease (or the useful life of the asset if shorter than the lease term plus option periods).

During the November Review, the Company evaluated the propriety of the above accounting treatment, and determined that it should use one consistent definition of lease term, typically the initial lease term, for purposes of determining lease classification, straight-line rent expense, and the depreciation or amortization period for the related asset. As a result, CKE concluded that its depreciation and amortization expense had been understated through fiscal 2004 in the cumulative amount of $30,222. In the sixteen weeks ended May 17, 2004, and May 19, 2003, depreciation and amortization expense had been understated by $1,840 and $1,796, respectively. As a result, the Company’s property and equipment, net, and certain intangible assets as of May 17, 2004, and January 31, 2004, were overstated by $32,062 and $30,222, respectively, with respect to this matter. The Company has corrected these errors through its restatement.

The Company’s historical practices for determining depreciable life and amortization periods also resulted in errors in the timing and classification of expense recognition for fixed assets subjected to facility action charges in prior fiscal periods. Generally, restaurants subject to facility action charges were over-impaired in the fiscal year of the facility action charge to the extent that such assets had been under-depreciated or under-amortized leading up to the impairment date. Through fiscal 2004, these errors resulted in a cumulative net understated expense of $1,014. This was comprised of a cumulative understatement of depreciation and amortization expense of $17,300, partially offset by a cumulative overstatement of facility action charges of $16,286. In the sixteen weeks ended May 17, 2004, and May 19, 2003, the Company overstated facility action charges by $621 and $275, respectively, and understated depreciation and amortization expense by $30 and $131, respectively. As a result, in the sixteen weeks ended May 17, 2004, and May 19, 2003, these errors resulted in an understatement of net income and overstatement of net loss by $591 and $144, respectively. Also as a result, the Company’s property and equipment, net, as of May 17, 2004, and January 31, 2004, was overstated by $423 and $1,014, respectively, with respect to this matter. The Company has corrected these errors through its restatement.

(ii) Unretired Property and Equipment

The Company identified instances in which property and equipment was not retired in a timely manner or in which certain expenditures were incorrectly capitalized.

During fiscal 2001, the Company sold many company-operated restaurants to franchisees. In one of these transactions, the Company sold 19 restaurant properties, of which eight were fee-owned properties and eleven were leased properties. The Company sold the eight fee-owned properties and subleased the eleven leased properties to the buyer. In recording the transaction, the Company did not retire the net book value of the eight fee-owned properties. Through fiscal 2004, this error resulted in a cumulative net understated expense of $5,333. As a result of this error, for the sixteen weeks ended May 17, 2004, and May 19, 2003, the Company overstated depreciation expense by $41 and $45, respectively. Also as a result, as of May 17, 2004, and January 31, 2004, the Company’s property and equipment was overstated by approximately $5,292 and $5,333, respectively. The Company has corrected these errors through its restatement.

The Company also identified $1,315 of other property and equipment that was not timely retired when the assets were removed from service, primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of general and administrative expenses, net of subsequent over-depreciation, of $1,175. As a result of these errors, for the sixteen weeks ended May 17, 2004, and May 19, 2003, the Company overstated general and administrative expenses by $16 and $11, respectively. Also as a result of these errors, as of May 17, 2004, and January 31, 2004, the Company’s property and equipment was overstated by $1,159 and $1,175, respectively. The Company has corrected these errors through its restatement.

Additionally, the Company did not timely retire certain software development expenditures when the software applications were taken out of service. The Company also did not properly expense certain software development costs when incurred, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These accounting errors occurred primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of expenses of $2,267. As a result of these errors, for the sixteen weeks ended May 17, 2004, and May 19, 2003, the Company overstated depreciation expense by $163 and understated general and administrative expenses, net of overstated depreciation expense, by $90, respectively. Also as a result of these errors, as of May 17, 2004, and January 31, 2004, the Company’s property and equipment was overstated by $2,104 and $2,267, respectively. The Company has corrected these errors through its restatement.

(iii) Overstated Property Tax Expense

The Company determined that it had misstated its property tax expense and accrued property taxes in prior fiscal periods. These errors resulted from imprecise metrics used to calculate the Company’s property tax accrual. Through fiscal 2004, this resulted in a cumulative overstatement of property tax expenses of $1,198. As a result of these errors, for the sixteen weeks ended May 17, 2004, and May 19, 2003, the Company understated property tax expenses by $142 and overstated property tax expenses by $191, respectively. Also as a result, as of May 17, 2004, and January 31, 2004, accrued property taxes were overstated by $1,056 and $1,198, respectively. The Company has corrected these errors through its restatement.

(iv) Understated Deferred Tax Liability

In September 2004, the Company determined that, when it adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003, as a result of temporary differences relating to the treatment of goodwill relating to its Carl’s Jr. brand, the Company should have recorded income tax expense to increase its deferred tax valuation allowance, which would have resulted in a deferred tax liability. The Company had not previously recorded this deferred tax liability. Through fiscal 2004, this resulted in a cumulative understatement of income tax expense of $1,413. As a result of these errors, for the sixteen weeks ended May 17, 2004, and May 19, 2003, the Company’s income tax expense was understated by $82 and $144, respectively. Also as a result, as of May 17, 2004, and January 31, 2004, the Company’s deferred tax liability was understated by $1,495 and $1,413, respectively. The Company determined in September 2004 that the error was immaterial and did not record an adjustment. In light of the conclusion to restate the Company’s financial statements for the other matters discussed herein, the Company determined it was appropriate to also include this adjustment in the restatement.

(v) Other Items

The Company identified several other items that it has corrected through its restatement. For the sixteen weeks ended May 17, 2004, and May 19, 2003, these additional items aggregate to reduction to expense upon restatement of $157 and $64, respectively. Also as a result, prior to the restatement, as of May 17, 2004, and January 31, 2004, the Company’s accumulated deficit had been understated by $708 and $865, respectively, with respect to these items.

The impacts of these restatements on the condensed consolidated financial statements are summarized below:

	Previously
	Reported	Adjustments	As Restated
May 17, 2004
Balance Sheet Data
Accounts receivable, net	$22,177	$(167)	$22,010
Inventories	18,981	(520)	18,461
Prepaid expenses	9,847	488	10,335
Total current assets	139,789	(199)	139,590
Property and equipment, net	510,688	(40,176)	470,512
Property under capital leases, net	43,297	(1,483)	41,814
Other assets	36,772	(2,017)	34,755
Total assets	755,987	(43,875)	712,112

	Previously
	Reported	Adjustments	As Restated
Current portion of capital lease obligations	6,007	(14)	5,993
Other current liabilities	93,211	(1,878)	91,333
Total current liabilities	175,323	(1,892)	173,431
Capital lease obligations, less current portion	54,801	(229)	54,572
Other long-term liabilities	54,957	2,613	57,570
Total liabilities	600,636	492	601,128
Accumulated deficit	(294,435)	(44,367)	(338,802)
Total stockholders’ equity	155,351	(44,367)	110,984
Total liabilities and stockholders’ equity	755,987	(43,875)	712,112

	Previously
	Reported	Adjustments	As Restated
January 31, 2004
Balance Sheet Data
Accounts receivable, net	$26,729	$(167)	$26,562
Inventories	18,492	(520)	17,972
Prepaid expenses	15,589	464	16,053
Total current assets	143,572	(223)	143,349
Property and equipment, net	518,881	(39,221)	479,660
Property under capital leases, net	46,382	(1,487)	44,895
Other assets	39,522	(2,089)	37,433
Total assets	773,323	(43,020)	730,303
Current portion of capital lease obligations	7,042	(14)	7,028
Other current liabilities	107,439	(2,020)	105,419
Total current liabilities	188,916	(2,034)	186,882
Capital lease obligations, less current portion	57,111	(234)	56,877
Other long-term liabilities	53,636	2,441	56,077
Total liabilities	627,091	173	627,264
Accumulated deficit	(306,113)	(43,193)	(349,306)
Total stockholders’ equity	146,232	(43,193)	103,039
Total liabilities and stockholders’ equity	773,323	(43,020)	730,303

	Previously
	Reported	Adjustments	As Restated
Sixteen Weeks Ended May 17, 2004
Statement of Operations Data
Franchised and licensed restaurants and other revenue	$89,448	$(8)	$89,440
Total revenue	455,319	(8)	455,311
Occupancy and other operating expenses	79,303	1,952	81,255
Franchised and licensed restaurants and other expenses	66,986	5	66,991
General and administrative expenses	37,784	(128)	37,656
Facility action charges, net	7,438	(621)	6,817
Total operating costs and expenses	432,094	1,208	433,302
Operating income	23,225	(1,216)	22,009
Interest expense	(11,335)	(385)	(11,720)
Other income, net	220	509	729
Income before income taxes and discontinued operations	12,110	(1,092)	11,018
Income tax expense	269	82	351
Income from continuing operations	11,841	(1,174)	10,667
Net income	11,678	(1,174)	10,504
Basic income per common share:
Continuing operations	0.21	(0.03)	0.18

Net income	0.20	0.02	0.18
Diluted income per common share:
Continuing operations	0.20	(0.02)	0.18

Net income	0.20	(0.02)	0.18

	Previously
	Reported	Adjustments	As Restated
Statement of Cash Flows Data
Net cash provided by operating activities	47,439	2	47,441
Net cash used in investing activities	(8,847)	—	(8,847)
Net cash used in financing activities	(50,207)	(2)	(50,209)
Net decrease in cash and cash equivalents	(11,615)	—	(11,615)

	Previously
	Reported	Adjustments	As Restated
Sixteen Weeks Ended May 19, 2003
Statement of Operations Data
Franchised and licensed restaurants and other revenue	$80,516	$(5)	$80,511
Total revenue	419,558	(5)	419,553
Occupancy and other operating expenses	79,021	1,698	80,719
Franchised and licensed restaurants and other expenses	64,909	12	64,921
General and administrative expenses	31,492	117	31,609
Facility action charges, net	1,062	(275)	787
Total operating costs and expenses	410,229	1,552	411,781
Operating income	9,329	(1,557)	7,772
Interest expense	(12,176)	9	(12,167)
Other expense, net	(636)	(194)	(830)
Loss before income taxes and discontinued operations	(3,483)	(1,742)	(5,225)
Income tax expense	219	144	363
Loss from continuing operations	(3,702)	(1,886)	(5,588)
Net loss	(5,816)	(1,886)	(7,702)
Basic loss per common share:
Continuing operations	(0.06)	(0.03)	(0.09)

Net loss	(0.10)	(0.03)	(0.13)
Diluted loss per common share:
Continuing operations	(0.06)	(0.03)	(0.09)

Net loss	(0.10)	(0.03)	(0.13)
Statement of Cash Flows Data
Net cash provided by operating activities	18,341	(177)	18,164
Net cash used in investing activities	(11,113)	260	(10,853)
Net cash used in financing activities	(5,897)	(83)	(5,980)
Net increase in cash and cash equivalents	1,331	—	1,331

Certain amounts in Notes 1, 4, 5, 6, 8, 10, and 12 have been restated to reflect the restatement adjustments described above.

NOTE (3) ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

On May 17, 2004, the Company completed adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46”).

The FASB issued FIN 46 in January 2003. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 was applicable immediately to variable interests in a variable interest entity created after January 31, 2003.

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

Upon the adoption of FIN 46R, the Company consolidated one franchise entity that operates six Hardee’s restaurants. The Company subleases to this franchise entity all of its six operating locations and substantially all of its operating equipment, and this franchise entity received no equity contribution from its principals upon its inception. Because the principals did not invest a significant amount of equity, the legal entity within which this franchise operates is considered to not be adequately capitalized and, as a result, is a VIE. Because of the relatively significant financial support it provides to this franchise, the Company determined it is the primary beneficiary of this VIE. The assets and liabilities of this entity included in the accompanying Condensed Consolidated Balance Sheet as of May 17, 2004, are as follows:

ASSETS
Cash	$100
Inventories	43
Property and equipment, net	3
Other assets	15

$161

LIABILITIES
Other current liabilities	$125
Other long-term liabilities	36

$161

Although this franchise entity has been included in the accompanying Condensed Consolidated Balance Sheet as of May 17, 2004, the Company has no rights to the assets, nor does it have any obligation with respect to the liabilities, of this franchise entity. None of the Company’s assets serve as collateral for the creditors of this franchisee or any of the Company’s other franchisees.

There is also a portion of franchised restaurants that are VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s significant exposures related to these VIEs and other franchisees relate to the collection of amounts due the Company, which are collected weekly or monthly, guarantees of franchisee debt provided to third party lenders by the Company (see Note 11) and primary lease obligations or fee property ownership underlying sublease and lease arrangements the Company has with several of its franchisees, as more fully described in Note 11 herein and in Note 9 to the Company’s Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 26, 2004.

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

The Hardee’s cooperative advertising funds consist of the Hardee’s National Advertising Fund (“HNAF”) and many local advertising cooperative funds (“Co-op Funds”). Each of these funds is a separate non-profit association with all proceeds segregated and managed by a third-party accounting service company. Upon final adoption of FIN 46R on May 17, 2004, the Company consolidated all of the Hardee’s cooperative advertising funds, resulting in the inclusion of $19,438 of “Advertising Fund Assets, Restricted” and “Advertising Fund Liabilities” in the accompanying Condensed Consolidated Balance Sheet as of May 17, 2004. In future periods, the Hardee’s cooperative advertising funds will be reported in the Company’s Consolidated Statements of Operations on a net basis, whereby contributions from franchisees will be recorded as offsets to the Company’s reported advertising expenses. The Company elected to apply FIN 46R prospectively and, upon final adoption thereof, had no cumulative-effect adjustment.

Advertising Fund Assets, Restricted, and Advertising Fund Liabilities as of March 31, 2004, the most recent date through which financial statements are available, are included in the Company’s accompanying Condensed Consolidated Balance Sheet as of May 17, 2004, and consisted of the following:

ADVERTISING FUND ASSETS, RESTRICTED
Cash	$14,880
Accounts and notes receivable, net	4,322
Other assets	236

$19,438

ADVERTISING FUND LIABILITIES
Accounts payable and other liabilities	$9,420
Deferred obligations	10,018

$19,438

NOTE (4) INTANGIBLE ASSETS

The table below presents identifiable, definite-lived intangible assets as of May 17, 2004, and January 31, 2004:

	May 17, 2004			January 31, 2004
	Gross		Net	Gross		Net
Intangible	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	Amount	Amortization	Amount	Amount	Amortization	Amount
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Trademarks	$17,159	$(1,881)	$15,278	$17,159	$(1,616)	$15,543
Franchise agreements	1,780	(196)	1,584	1,780	(169)	1,611
Favorable lease agreements	9,530	(5,714)	3,816	16,149	(12,004)	4,145

	$28,469	$(7,791)	$20,678	$35,088	$(13,789)	$21,299

Amortization expense related to identifiable definite-lived intangible assets was $733 and $629 for the sixteen week periods ended May 17, 2004, and May 19, 2003, respectively. These intangible assets are amortized over periods of six to 20 years and are included in Other Assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE (5) INDEBTEDNESS AND INTEREST EXPENSE

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

The Facility contained financial performance covenants, which included a minimum EBITDA requirement, minimum fixed charge coverage ratio, minimum consolidated net worth requirements, maximum leverage ratios and capital expenditures and precluded the Company from paying dividends. Based upon the financial results originally reported by the Company (i.e., prior to the restatement of previously issued financial statements, as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements), the Company was in compliance with the requirements of the Facility as of May 17, 2004. However, had the Company reported its “as-restated” financial results instead of its originally reported results, and had the Company been unable to obtain an amendment to or waiver of the applicable sections of the Facility, the Company would have been in violation of certain of the financial performance covenants under the Facility as of May 17, 2004. On June 2, 2004, the Company refinanced the Facility with a new credit facility. Based on the terms of the new credit facility, the Company continues to classify the Facility as long-term as of May 17, 2004, in the accompanying Condensed Consolidated Balance Sheets.

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

Interest expense consisted of the following:

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
	(as restated)	(as restated)
Facility	$426	$482
Senior subordinated notes due 2009.	5,615	5,615
Capital lease obligations	2,204	2,407
2004 Convertible subordinated notes	73	1,600
2023 Convertible subordinated notes	1,292	—
Amortization of loan fees	1,042	1,413
Write-off of unamortized loan fees.	393	—
Letter of credit fees and other	675	650

	$11,720	$12,167

NOTE (6) FACILITY ACTION CHARGES, NET

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

Quarterly, the Company evaluates the adequacy of its estimated liability for closing restaurants and subsidizing restaurant lease payments for franchisees and modifies the assumptions used based on actual results from selling surplus properties and terminating leases. The Company also assesses the carrying value of closed restaurant properties each quarter based on estimated property values obtained from a related party real estate broker. The Company closed 30 Hardee’s, no Carl’s Jr. and no La Salsa company-operated restaurants during the sixteen weeks ended May 17, 2004. The Company closed three Hardee’s, no Carl’s Jr. and two La Salsa company-operated restaurants during the sixteen weeks ended May 19, 2003. During the sixteen weeks ended May 17, 2004, the Company identified six Hardee’s, three Carl’s Jr. and three La Salsa company-operated restaurants that are still in operation, but whose estimated fair values did not support the related net asset values and, accordingly, an impairment charge was recorded.

The components of facility action charges (gains), net are as follows:

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
	(as restated)	(as restated)
Hardee’s
New decisions regarding closing restaurants	$4,078	$169
(Favorable)/unfavorable dispositions of leased and fee surplus properties, net	154	(1,061)
Impairment of assets to be disposed of	61	1,160
Impairment of assets to be held and used	770	115
(Gain) loss on sales of restaurants and surplus properties, net	(1,035)	145
Amortization of discount related to estimated liability for closing restaurants	336	731

	4,364	1,259

Carl’s Jr.
New decisions regarding closing restaurants	—	14
Favorable dispositions of leased and fee surplus properties, net	(24)	—
Impairment of assets to be held and used	1,426	503
Gain on sales of restaurants and surplus properties, net	(315)	(387)
Amortization of discount related to estimated liability for closing restaurants	115	122

	1,202	252

La Salsa and Other
New decisions regarding closing restaurants	800	—
(Favorable)/unfavorable dispositions of leased and fee surplus properties, net	39	(655)
Impairment of assets to be held and used	405	—
(Gain) loss on sales of restaurants and surplus properties, net	6	(69)
Amortization of discount related to estimated liability for closing restaurants	1	—

	1,251	(724)

Total
New decisions regarding closing restaurants	4,878	183
(Favorable)/unfavorable dispositions of leased and fee surplus properties, net	169	(1,716)
Impairment of assets to be disposed of	61	1,160
Impairment of assets to be held and used	2,601	618
Gain on sales of restaurants and surplus properties, net	(1,344)	(311)
Amortization of discount related to estimated liability for closing restaurants	452	853

	$6,817	$787

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

NOTE (7) INCOME (LOSS) PER SHARE

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

Potentially dilutive shares related to the 2004 Convertible Notes for the sixteen weeks ended May 19, 2003 were excluded as their effect would have been anti-dilutive. Potentially dilutive shares related to the 2023 Convertible Notes were excluded because the notes were not convertible during the period (see Note 5). Potentially dilutive stock options and warrants were excluded as their effect would have been anti-dilutive.

NOTE (8) SEGMENT INFORMATION

The Company principally is engaged in developing, operating and franchising its Carl’s Jr., Hardee’s and La Salsa quick-service restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to the Facility, Senior Notes, 2004 Convertible Notes and 2023 Convertible Notes is allocated to Hardee’s based on the use of funds. Certain amounts that the Company does not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004).

	Carl’s Jr.	Hardee’s	La Salsa		Total
	(as restated)	(as restated)	(as restated)	Other	(as restated)
Sixteen Weeks Ended May 17, 2004
Revenue	$237,085	$202,920	$14,759	$547	$455,311
Operating income (loss)	21,049	3,295	(2,491)	156	22,009
Income (loss) before income taxes and discontinued operations	19,845	(6,489)	(2,531)	193	11,018
Goodwill (as of May 17, 2004)	22,649	—	—	—	22,649
Sixteen Weeks Ended May 19, 2003
Revenue	$218,717	$187,138	$13,139	$559	$419,553
Operating income (loss)	17,759	(10,101)	(409)	523	7,772
Income (loss) before income taxes and discontinued operations	16,642	(21,868)	(414)	415	(5,225)
Goodwill (as of May 19, 2003)	22,649	—	34,059	—	56,708

NOTE (9) NET ASSETS HELD FOR SALE

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

NOTE (10) SUBSIDIARIES’ GUARANTY OF INDEBTEDNESS

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

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) CKE, as parent, as if it accounted for its subsidiaries on the equity method; (ii) the guarantor subsidiaries; and (iii) the non-guarantor VIEs (included prospectively upon the adoption of FIN 46R on May 17, 2004 as discussed in Note 1). CKE’s independent operations are primarily comprised of the Carl’s Jr. food and packaging distribution business.

Condensed Consolidating Balance Sheet
May 17, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	VIEs	Eliminations	Consolidated
	(as restated)	(as restated)		(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$442	$42,198	$100	$—	$42,740
Accounts receivable, net	9,602	12,408	—	—	22,010
Related party trade receivables	6,043	917	—	—	6,960
Inventories	6,663	11,755	43	—	18,461
Assets held for sale	—	18,020	—	—	18,020
Prepaid and other current assets	1,401	10,560	—	—	11,961
Advertising fund assets, restricted	—	—	19,438	—	19,438

Total current assets	24,151	95,858	19,581	—	139,590
Property and equipment, net	21,276	449,233	3	—	470,512
Property under capital leases, net	—	41,814	—	—	41,814
Goodwill	—	22,649	—	—	22,649
Investments in consolidated subsidiaries	251,241	—	—	(251,241)	—
Other assets	10,701	26,831	15	—	37,547

Total assets	$307,369	$636,385	$19,599	$(251,241)	$712,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, including capital lease obligations	$2,131	$6,245	$—	$—	$8,376
Accounts payable	22,797	31,487	—	—	54,284
Advertising fund liabilities	—	—	19,438	—	19,438
Other current liabilities	12,823	78,385	125	—	91,333

Total current liabilities	37,751	116,117	19,563	—	173,431
Long-term debt and capital lease obligations, excluding current portion	313,219	56,908	—	—	370,127
Other long-term liabilities	1,245	56,289	36	—	57,570

Total liabilities	352,215	229,314	19,599	—	601,128
Stockholders’ equity (deficiency)	(44,846)	407,071	—	(251,241)	110,984

Total liabilities and stockholders’ equity	$307,369	$636,385	$19,599	$(251,241)	$712,112

Condensed Consolidating Balance Sheet
January 31, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	VIEs	Eliminations	Consolidated
	(as restated)	(as restated)		(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$25,297	$29,058	$—	$—	$54,355
Accounts receivable, net	9,750	16,812	—	—	26,562
Related party trade receivables	6,333	1,658	—	—	7,991
Inventories	6,616	11,356	—	—	17,972
Assets held for sale	—	18,760	—	—	18,760
Prepaid and other current assets	1,375	16,334	—	—	17,709

Total current assets	49,371	93,978	—	—	143,349
Property and equipment, net	22,095	457,565	—	—	479,660
Property under capital leases, net	—	44,895	—	—	44,895
Goodwill	—	22,649	—	—	22,649
Investments in consolidated subsidiaries	241,319	—	—	(241,319)	—
Other assets	12,517	27,233	—	—	39,750

Total assets	$325,302	$646,320	$—	$(241,319)	$730,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, including capital lease obligations	$26,595	$7,276	$—	$—	$33,871
Accounts payable	15,973	31,619	—	—	47,592
Other current liabilities	19,068	86,351	—	—	105,419

Total current liabilities	61,636	125,246	—	—	186,882
Long-term debt and capital lease obligations, excluding current portion	325,000	59,305	—	—	384,305
Other long-term liabilities	1,216	54,861	—	—	56,077

Total liabilities	387,852	239,412	—	—	627,264
Stockholders’ equity (deficiency)	(62,550)	406,908	—	(241,319)	103,039

Total liabilities and stockholders’ equity	$325,302	$646,320	$—	$(241,319)	$730,303

Condensed Consolidating Statement of Operations
Sixteen Weeks Ended May 17, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	VIEs	Eliminations	Consolidated
	(as restated)	(as restated)		(as restated)	(as restated)
Revenue:
Company-operated restaurants	$—	$365,871	$—	$—	$365,871
Franchised and licensed restaurants and other	52,257	37,183	—	—	89,440

Total revenue	52,257	403,054	—	—	455,311

Operating costs and expenses:
Restaurant operations:
Food and packaging	—	105,724	—	—	105,724
Payroll and other employee benefit expenses	—	112,595	—	—	112,595
Occupancy and other operating expenses	—	81,255	—	—	81,255

	—	299,574	—	—	299,574
Franchised and licensed restaurants and other	50,987	16,004	—	—	66,991
Advertising expenses	—	22,264	—	—	22,264
General and administrative expenses	462	37,194	—	—	37,656
Facility action charges, net	53	6,764	—	—	6,817

Total operating costs and expenses	51,502	381,800	—	—	433,302

Operating income	755	21,254	—	—	22,009
Interest expense	(7,625)	(4,095)	—	—	(11,720)
Allocated interest expense	7,625	(7,625)	—	—	—
Other income, net	23	706	—	—	729

Income before income taxes and discontinued operations	778	10,240	—	—	11,018
Income tax expense	185	166	—	—	351

Income from continuing operations	593	10,074	—	—	10,667
Loss from discontinued operations	—	(163)	—	—	(163)

Income before equity in income of consolidated subsidiaries	593	9,911	—	—	10,504
Equity in income of consolidated subsidiaries.	9,911		—	(9,911)	—

Net income	$10,504	$9,911	$—	$(9,911)	$10,504

Condensed Consolidating Statement of Operations
Sixteen Weeks Ended May 19, 2003

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	VIEs	Eliminations	Consolidated
	(as restated)	(as restated)		(as restated)	(as restated)
Revenue:
Company-operated restaurants	$—	$339,042	$—	$—	$339,042
Franchised and licensed restaurants and other	46,579	33,932	—	—	80,511

Total revenue	46,579	372,974	—	—	419,553

Operating costs and expenses:
Restaurant operations:
Food and packaging	—	100,097	—	—	100,097
Payroll and other employee benefit expenses	—	112,635	—	—	112,635
Occupancy and other operating expenses	—	80,719	—	—	80,719

	—	293,451	—	—	293,451
Franchised and licensed restaurants and other	45,429	19,492	—	—	64,921
Advertising expenses	—	21,013	—	—	21,013
General and administrative expenses	546	31,063	—	—	31,609
Facility action charges, net	—	787	—	—	787

Total operating costs and expenses	45,975	365,806	—	—	411,781

Operating income	604	7,168	—	—	7,772
Interest expense	(7,769)	(4,398)	—	—	(12,167)
Allocated interest expense	7,769	(7,769)	—	—	—
Other income (expense), net	16	(846)	—	—	(830)

Income (loss) before income taxes and discontinued operations	620	(5,845)	—	—	(5,225)
Income tax expense	131	232	—	—	363

Income (loss) from continuing operations	489	(6,077)	—	—	(5,588)
Loss from discontinued operations	—	(2,114)	—	—	(2,114)

Income (loss) before equity in loss of consolidated subsidiaries	489	(8,191)	—	—	(7,702)
Equity in loss of consolidated subsidiaries	(8,191)	—	—	8,191	—

Net loss	$(7,702)	$(8,191)	$—	$8,191	$(7,702)

Condensed Consolidating Statement of Cash Flows
Sixteen Weeks Ended May 17, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	VIEs	Eliminations	Consolidated
		(as restated)			(as restated)
Net cash provided by operating activities.	$3,078	$44,363	$—	$—	$47,441

Cash flow from investing activities:
Purchases of property and equipment	(998)	(15,386)	—	—	(16,384)
Proceeds from sale of property and equipment	—	6,624	—	—	6,624
Other	9,618	(8,805)	100	—	913

Net cash provided by (used in) investing activities	8,620	(17,567)	100	—	(8,847)

Cash flow from financing activities:
Repayments of long-term debt, including capital lease obligations	(22,319)	(2,649)	—	—	(24,968)
Repayments of borrowings under credit facility	(13,926)	—	—	—	(13,926)
Other	(308)	(11,007)	—	—	(11,315)

Net cash used in financing activities	(36,553)	(13,656)	—	—	(50,209)

Net (decrease) increase in cash and cash equivalents	(24,855)	13,140	100	—	(11,615)
Cash and cash equivalents at beginning of period	25,297	29,058	—	—	54,355

Cash and cash equivalents at end of period	$442	$42,198	$100	$—	$42,740

Condensed Consolidating Statement of Cash Flows
Sixteen Weeks Ended May 19, 2003

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	VIEs	Eliminations	Consolidated
	(as restated)	(as restated)			(as restated)
Net cash provided by operating activities	$2,983	$15,181	$—	$—	$18,164

Cash flow from investing activities:
Purchases of property and equipment	(1,021)	(13,806)	—	—	(14,827)
Proceeds from sale of property and equipment	—	3,172	—	—	3,172
Other	(9,498)	10,300	—	—	802

Net cash used in investing activities	(10,519)	(334)	—	—	(10,853)

Cash flow from financing activities:
Repayments of long-term debt, including capital lease obligations	(95,000)	(3,125)	—	—	(98,125)
Borrowings under credit facility	106,000	—	—	—	106,000
Other	(2,701)	(11,154)	—	—	(13,855)

Net cash provided by (used in) financing activities	8,299	(14,279)	—	—	(5,980)

Net increase in cash and cash equivalents	763	568	—	—	1,331
Cash and cash equivalents at beginning of period	87	18,353	—	—	18,440

Cash and cash equivalents at end of period	$850	$18,921	$—	$—	$19,771

NOTE (11) COMMITMENTS AND CONTINGENT LIABILITIES

In conjunction with the Amended Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 5). Several standby letters of credit are outstanding under this facility, which secure the Company’s potential workers’ compensation claims and general and health liability claims. The Company is required to provide letters of credit each year based on its existing claims experience, or set aside a comparable amount of cash or investment securities in a trust account. As of May 17, 2004, the Company had outstanding letters of credit under the revolving portion of the Facility of $63,697.

As of May 17, 2004, the Company has recorded an accrued liability for contingencies related to litigation in the amount of $3,750. Certain of the matters for which the Company maintains an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of May 17, 2004, the Company estimates the liability for those losses related to other litigation claims that, in accordance with SFAS No. 5, Accounting for Contingencies are not accrued, but that it believes are reasonably possible to result in an adverse outcome, to be in the range of $335 to $645.

For several years, the Company has maintained a program whereby it guarantees the loan obligations of certain franchisees with an independent lending institution. Franchisees have used the proceeds from such loans to acquire certain equipment and pay the costs of remodeling Carl’s Jr. restaurants. In the event a franchisee defaults under the terms of a program loan, the Company is obligated, within 15 days following written demand by the lending institution, to purchase such loan or assume the franchisee’s obligation thereunder by executing an assumption agreement and seeking a replacement franchisee for the franchisee in default. By purchasing such loan, the Company may seek recovery against the defaulting franchisee. As of May 17, 2004, the principal outstanding under program loans guaranteed by the Company totaled approximately $2.1 million, with maturity dates ranging from 2004 through 2009. Additional loans may be granted under this program in the future. The Company’s remaining loss exposure under this program, based on a formula in the program agreement and including the existing loans outstanding, is approximately $4.5 million. As of May 17, 2004, the Company had no accrued liability for expected losses under this program and was not aware of any outstanding loans being in default.

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

NOTE (12) SUBSEQUENT EVENT

As a result of the daily closing sales price levels on the Company’s common stock through June 18, 2004, the 2023 Convertible Notes (see Note 5) will be convertible into the Company’s common stock effective July 1, 2004. Had the dilutive effect of the 2023 Convertible Notes been included in the calculation of diluted income per share for the sixteen weeks ended May 17, 2004, the Company’s weighted average diluted common shares outstanding would have increased from the reported amount of 59,375,000 shares to 71,186,000 shares, and diluted income per share would have decreased from the reported amount of $0.18 per diluted share (as restated) to $0.17 per diluted share. For this calculation, the dilutive effect is determined using the “if-converted” method, whereby the interest expense ($1,292) and amortization of loan fees ($250) incurred for the 2023 Convertible Notes during the sixteen weeks ended May 17, 2004, are added back to income.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Safe Harbor Disclosure

CKE Restaurants, Inc. and its subsidiaries (collectively referred to as the “Company”) is comprised of the operations of Carl’s Jr., Hardee’s, La Salsa, and Green Burrito, which is primarily operated as a dual-brand concept with Carl’s Jr. quick-service restaurants. The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004. All Note references herein refer to the accompanying Notes to Condensed Consolidated Financial Statements.

Matters discussed in this Form 10-Q/A contain forward-looking statements relating to future plans and developments, financial goals, and operating performance that are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties. Factors that could cause our results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding our products, the effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions or prevailing interest rates, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in our suppliers’ ability to provide quality and timely products, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of our franchisees, our franchisees’ willingness to participate in our strategy, the availability of financing for us and our franchisees, unfavorable outcomes in litigation, changes in accounting policies and practices, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designed for development, and other factors as discussed in our filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

In October 2004, we identified accounting errors that occurred in fiscal 2000 and 1999 which had resulted in an understatement of our deferred rent liability related to operating leases with fixed rent escalations over the lease terms. As a result, we concluded that our rent expense, net, had been understated through fiscal 2004 in the cumulative amount of $2,103. In the sixteen weeks ended May 17, 2004, and May 19, 2003, rent expense, net, had been understated by $78 and $311, respectively. As a result, our deferred rent liability as of May 17, 2004, and January 31, 2004, had been understated by $2,181 and $2,103, respectively. We have corrected these errors through restatement of our consolidated financial statements.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

During the November Review, we evaluated the propriety of the above accounting treatment, and determined that we should use one consistent definition of lease term, typically the initial lease term, for purposes of determining lease classification, straight-line rent expense, and the depreciation or amortization period for the related asset. As a result, we concluded that our depreciation and amortization expense had been understated through fiscal 2004 in the cumulative amount of $30,222. In the sixteen weeks ended May 17, 2004, and May 19, 2003, depreciation and amortization expense had been understated by $1,840 and $1,796, respectively. As a result, the our property and equipment, net, and certain intangible assets as of May 17, 2004, and January 31, 2004, were overstated by $32,062 and $30,222, respectively, with respect to this matter. We have corrected these errors through our restatement.

Our historical practices for determining depreciable life and amortization periods also resulted in errors in the timing and classification of expense recognition for fixed assets subjected to facility action charges in prior fiscal periods. Generally, restaurants subject to facility action charges were over-impaired in the fiscal year of the facility action charge to the extent that such assets had been under-depreciated or under-amortized leading up to the impairment date. Through fiscal 2004, these errors resulted in a cumulative net understated expense of $1,014. This was comprised of a cumulative understatement of depreciation and amortization expense of $17,300, partially offset by a cumulative overstatement of facility action charges of $16,286. In the sixteen weeks ended May 17, 2004, and May 19, 2003, we overstated facility action charges by $621 and $275, respectively, and understated depreciation and amortization expense by $30 and $131, respectively. As a result, in the sixteen weeks ended May 17, 2004, and May 19, 2003, these errors resulted in an understatement of net income and overstatement of net loss by $591 and $144, respectively. Also as a result, our property and equipment, net, as of May 17, 2004, and January 31, 2004, was overstated by $423 and $1,014, respectively, with respect to this matter. We has corrected these errors through our restatement.

(ii) Unretired Property and Equipment

We identified instances in which property and equipment was not retired in a timely manner or in which certain expenditures were incorrectly capitalized.

During fiscal 2001, we sold many company-operated restaurants to franchisees. In one of these transactions, we sold 19 restaurant properties, of which eight were fee-owned properties and eleven were leased properties. We sold the eight fee-owned properties and subleased the eleven leased properties to the buyer. In recording the transaction, we did not retire the net book value of the eight fee-owned properties. Through fiscal 2004, this error resulted in a cumulative net understated expense of $5,333. As a result of this error, for the sixteen weeks ended May 17, 2004, and May 19, 2003, we overstated depreciation expense by $41 and $45, respectively. Also as a result, as of May 17, 2004, and January 31, 2004,our property and equipment was overstated by approximately $5,292 and $5,333, respectively. We have corrected these errors through our restatement.

We also identified $1,315 of other property and equipment that was not timely retired when the assets were removed from service, primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of general and administrative expenses, net of subsequent over-depreciation, of $1,175. As a result of these errors, for the sixteen weeks ended May 17, 2004, and May 19, 2003, we overstated general and administrative expenses by $16 and $11, respectively. Also as a result of these errors, as of May 17, 2004, and January 31, 2004, our property and equipment was overstated by $1,159 and $1,175, respectively. We have corrected these errors through our restatement.

Additionally, we did not timely retire certain software development expenditures when the software applications were taken out of service. We also did not properly expense certain software development costs when incurred, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These accounting errors occurred primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of expenses of $2,267. As a result of these errors, for the sixteen weeks ended May 17, 2004, and May 19, 2003, we overstated depreciation expense by $163 and understated general and administrative expenses, net of overstated depreciation expense, by $90, respectively. Also as a result of these errors, as of May 17, 2004, and January 31, 2004, our property and equipment was overstated by $2,104 and $2,267, respectively. We have corrected these errors through our restatement.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

(iii) Overstated Property Tax Expense

We determined that we had misstated our property tax expense and accrued property taxes in prior fiscal periods. These errors resulted from imprecise metrics used to calculate our property tax accrual. Through fiscal 2004, this resulted in a cumulative overstatement of property tax expenses of $1,198. As a result of these errors, for the sixteen weeks ended May 17, 2004, and May 19, 2003, we understated property tax expenses by $142 and overstated property tax expenses by $191, respectively. Also as a result, as of May 17, 2004, and January 31, 2004, accrued property taxes were overstated by $1,056 and $1,198, respectively. We have corrected these errors through our restatement.

(iv) Understated Deferred Tax Liability

In September 2004, we determined that, when we adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003, as a result of temporary differences relating to the treatment of goodwill relating to our Carl’s Jr. brand, we should have recorded income tax expense to increase our deferred tax valuation allowance, which would have resulted in a deferred tax liability. We had not previously recorded this deferred tax liability. Through fiscal 2004, this resulted in a cumulative understatement of income tax expense of $1,413. As a result of these errors, for the sixteen weeks ended May 17, 2004, and May 19, 2003, our income tax expense was understated by $82 and $144, respectively. Also as a result, as of May 17, 2004, and January 31, 2004, our deferred tax liability was understated by $1,495 and $1,413, respectively. We determined in September 2004 that the error was immaterial and did not record an adjustment. In light of the conclusion to restate our financial statements for the other matters discussed herein, we determined it was appropriate to also include this adjustment in the restatement.

(v) Other Items

We identified several other items that we have corrected through our restatement. For the sixteen weeks ended May 17, 2004, and May 19, 2003, these additional items aggregate to reduction to expense upon restatement of $157 and $64, respectively. Also as a result, prior to the restatement, as of May 17, 2004, and January 31, 2004, our accumulated deficit had been understated by $708 and $865, respectively, with respect to these items.

Adoption of New Accounting Pronouncements

See Note 3 of Notes to Condensed Consolidated Financial Statements.

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

Same-store sales are the key indicator used to estimate future cash flow for evaluating recoverability. For each of our restaurant concepts, to evaluate recoverability of restaurant assets we estimate same-store sales will increase at an annual average rate of approximately 3.0% over the remaining useful life of the restaurant. The inflation rate assumed in making this calculation generally is 2.0%. If our same-store sales do not perform at or above our forecasted level, or cost inflation exceeds our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable and we may incur additional impairment charges in the future.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. During the first quarter of fiscal year 2005, we performed a valuation of the Carl’s Jr. brand. We concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of May 17, 2004, we had $22,649 in goodwill recorded on our consolidated balance sheet, all of which relates to Carl’s Jr.

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

The estimated liability for closing restaurants on properties vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is generally the present value of these estimated future payments. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in Facility Action Charges, Net, in our Condensed Consolidated Statements of Operations.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

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

   Loss Contingencies

We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”),which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our condensed consolidated financial statements. If only a range of loss can be determined, we accrue to the low end of the range. In accordance with SFAS 5, as of May 17, 2004, we have recorded an accrued liability for contingencies related to litigation in the amount of $3,750. The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related condensed consolidated financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts we have accrued in our condensed consolidated financial statements.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of May 17, 2004, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $21,211 and $9,739, respectively. Troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-owned restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of May 17, 2004, the net book value of land and buildings under lease to Hardee’s franchisees that are considered to be troubled franchisees was approximately $18,851 and is included in the amount above. During fiscal 2005 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.

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

   Stock-Based Compensation

As discussed in Notes 1 and 24 of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. We have elected to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Because of this election, we are required to make certain disclosures of pro forma net income assuming we had adopted SFAS 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation (see Note 1 of Notes to Condensed Consolidated Financial Statements for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation).

Valuation Allowance for Net Deferred Tax Assets (as restated)

As disclosed in Note 21 of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004, we have recorded a valuation allowance against our deferred tax assets of $188,689. The valuation allowance provides a 100% allowance against the Company’s deferred tax assets, net of deferred tax liabilities that may be offset by the Company’s deferred tax assets for income tax accounting purposes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

If our business turnaround is successful, and we have been profitable for a number of years, and our prospects for the realization of our deferred tax assets are more likely than not, we would reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows mentioned above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of January 31, 2004, we maintained a deferred tax liability of $ 1,413, which results from our net deferred tax assets and tax valuation allowance of approximately $187,276 and $188,689 respectively.

As of May 17, 2004, and January 31, 2004, we have a net deferred tax liability of $1,495 and $1,413, respectively, that arose from a financial versus tax reporting difference in accounting for goodwill. With goodwill no longer amortized for financial reporting purposes, while such amortization continues for income tax reporting purposes, the reversal timing of the associated deferred tax liability has become indeterminable. Accordingly, such deferred tax liability may not be offset by the Company’s deferred tax assets, which all have determinable reversal timing for purposes of reducing the Company’s deferred tax valuation allowance.

   Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2005 Comparisons with Fiscal 2004(as restated)

The factors discussed below impact comparability of operating performance for the sixteen weeks ended May 17, 2004, to the sixteen weeks ended May 19, 2003, or could impact comparisons for the remainder of fiscal 2005.

Divestiture of Timber Lodge

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, Timber Lodge is accounted for as a discontinued operation. The results of Timber Lodge included in our Condensed Consolidated Statements of Operations as discontinued operations for the sixteen week periods ended May 17, 2004 and May 19, 2003, are as follows:

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

New Accounting Pronouncements

See Note 3 of Notes to Condensed Consolidated Financial Statements.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Financial Comparison

Our results reflect the substantial changes we have made in executing our business turnaround including the sale and closure of under-performing restaurants, the disposal of non-core investments, the reduction of corporate overhead and our efforts to improve margins and repay debt. The table below is a condensed presentation of those activities, and other changes in the components of net income, designed to facilitate the discussion of results in this Form 10-Q/A.

(All amounts are
approximate and in
millions)
First Fiscal Quarter
(as restated)
Current Year:
Net income	$10.5
Prior Year:
Net loss	$(7.7)

Increase in net income	$18.2

First Quarter
Fiscal Year 2005 vs.
First Quarter
Fiscal Year 2004
(as restated)
Items causing net income to increase from the prior year to the current year:
Approximate store margin improvement in Hardee’s restaurants	$16.5
Approximate store margin improvement in Carl’s Jr. restaurants	4.8
Increase in net franchising income, excluding provisions for doubtful accounts	6.1
Increase in corporate overhead	(6.4)
Increase in facility action charges	(6.0)
Decrease in loss from discontinued operations	2.0
Decrease in provisions for doubtful accounts	2.3
Increase in advertising expense, excluding La Salsa and Green Burrito	(1.2)
Decrease in interest expense	0.8
Increase in operating loss of La Salsa and Green Burrito, excluding facility action charges and provisions for doubtful accounts	(0.6)
All other, net	(0.1)

Increase in net income	$18.2

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis and are presented in the same format in which we present segment information (See Note 8 of Notes to Condensed Consolidated Financial Statements).

	Sixteen Weeks Ended May 17, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
	(as restated)	(as restated)	(as restated)		(as restated)
Company-operated revenue	$170,209	$181,017	$14,202	$443	$365,871
Company-operated average weekly unit volume (actual $- not in thousands)	24,912	16,279	14,462
Company-operated average unit volume (trailing 13 periods)	1,228	823	732
Franchise-operated average unit volume (trailing 13 periods)	1,109	874	759
Average check (actual $- not in thousands) (B)	5.80	4.57	9.51
Company-operated same-store sales increase (C)	9.8%	11.9%	6.0%
Company-operated same-store transactions increase (D)	1.8%	1.5%	2.6%
Franchise-operated same-store sales increase (C)	9.3%	10.9%	4.4%
Operating costs as a % of company-operated revenue:
Food and packaging	28.4%	29.4%	27.8%
Payroll and employee benefits	28.0%	33.1%	33.3%
Occupancy and other operating costs	21.7%	21.7%	33.7%
Restaurant level margin	21.9%	15.6%	5.2%
Advertising as a percentage of company-operated revenue	6.5%	5.9%	2.9%
Franchising revenue:
Royalties	$7,581	$13,338	$524	$104	$21,547
Distribution centers	52,257	5,237	—	—	57,494
Rent	6,672	3,212	—	—	9,884
Other	366	116	33	—	515

Total franchising revenue	66,876	21,903	557	104	89,440

Franchising expense:
Administrative expense (including provision for bad debts)	1,352	1,282	451	—	3,085
Distribution centers	50,987	5,410	—	—	56,397
Rent and other occupancy	5,335	2,174	—	—	7,509

Total franchising expense	57,674	8,866	451	—	66,991

Net franchising income	$9,202	$13,037	$106	$104	$22,449

Facility action charges, net	$1,202	$4,364	$1,198	$53	$6,817
Operating income (loss)	$21,049	$3,295	$(2,491)	$156	$22,009

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Sixteen Weeks Ended May 19, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
	(as restated)	(as restated)	(as restated)		(as restated)
Company-operated revenue	$158,284	$167,613	$12,696	$449	$339,042
Company-operated average weekly unit volume (actual $- not in thousands)	22,376	14,337	13,888
Company-operated average unit volume (trailing 13 periods)	1,151	756	736
Franchise-operated average unit volume (trailing 13 periods)	1,058	805	635
Average check (actual $- not in thousands) (B)	5.36	4.15	9.10
Company-operated same-store sales decrease (C)	(0.4)%	(3.8)%	(1.9)%
Company-operated same-store transactions decrease (D)	(2.1)%	(10.0)%	(5.1)%
Franchise-operated same-store sales decrease (C)	(1.6)%	(6.8)%	(0.4)%
Operating costs as a % of company-operated revenue:
Food and packaging	28.3%	30.9%	26.3%
Payroll and employee benefits	28.9%	37.4%	31.5%
Occupancy and other operating costs	22.3%	24.6%	31.9%
Restaurant level margin	20.5%	7.1%	10.3%
Advertising as a percentage of company-operated revenue	6.3%	6.3%	3.0%
Franchising revenue:
Royalties	$6,569	$10,472	$413	$110	$17,564
Distribution centers	46,579	6,858	—	—	53,437
Rent	7,090	2,120	—	—	9,210
Other	195	75	30	—	300

Total franchising revenue	60,433	19,525	443	110	80,511

Franchising expense:
Administrative expense (including provision for bad debts)	1,359	1,553	135	1	3,048
Distribution centers	45,429	7,367	—	—	52,796
Rent and other occupancy	6,811	2,266	—	—	9,077

Total franchising expense	53,599	11,186	135	1	64,921

Net franchising income	$6,834	$8,339	$308	$109	$15,590

Facility action charges (gains), net	$252	$1,259	$—	$(724)	$787
Operating income (loss)	$17,759	$(10,101)	$(409)	$523	$7,772

(A)	“Other” consists of Green Burrito. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in “Other.”

(B)	Average check represents total restaurant sales divided by total transactions for any given period. The average check is viewed in conjunction with same-store sales and same-store transactions, as defined below. This indicator, when viewed with other measures, may illustrate revenue growth or decline resulting from a change in menu or price offering. When we introduce menu items or pricing initiatives with higher or lower price points than the existing menu base, the average check may reflect the benefit or impact from these new items or pricing on the average price paid by the consumer.

(C)	Same-store sales is a key performance indicator in our industry. This indicator is a measure of revenue growth on the existing comparable store base of a multi-unit chain company such as ours and is measured as a percentage variance over the same fiscal period in the prior year. Same-store sales illustrate how competitive forces and external economic conditions benefit or impact us, as well as any benefit from the diverse value propositions and marketing initiatives undertaken by us. In calculating same-store sales, we include restaurants open for 14 full accounting periods, which allows for a year-over-year comparison.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

(D)	Same-store transactions represent the number of consumer visits to our restaurants. Transactions are viewed on the same basis as same-store sales above and are another key performance indicator in our industry. This indicator is a measure of consumer frequency in the existing comparable store base and is measured as a percentage variance over the same fiscal period in the prior year. Same-store transactions are another measure of the effects of competitive forces and economic conditions on consumer behavior and resulting benefit, or impact, to us. Transactions also reflect any benefit from the diverse value propositions and marketing initiatives undertaken by us.

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

	Sixteen Weeks Ended May 17, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
	(as restated)	(as restated)	(as restated)		(as restated)
Net income (loss)	$19,704	$(6,513)	$(2,532)	$(155)	$10,504
Income from discontinued segment, excluding impairment	—	—	—	(454)	(454)
Interest expense (income)	1,673	10,071	(24)	—	11,720
Income tax expense	141	24	1	185	351
Depreciation and amortization	7,430	12,217	1,344	55	21,046
Facility action charges, net	1,202	4,364	1,198	53	6,817
Impairment of Timber Lodge	—	—	—	617	617

EBITDA	$30,150	$20,163	$(13)	$301	$50,601

	Sixteen Weeks Ended May 19, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
	(as restated)	(as restated)	(as restated)		(as restated)
Net income (loss)	$16,299	$(21,899)	$(414)	$(1,688)	$(7,702)
Loss from discontinued segment, excluding impairment	—	—	—	548	548
Interest expense	1,526	10,631	3	7	12,167
Income tax expense (benefit)	343	31	—	(11)	363
Depreciation and amortization	8,099	11,401	1,122	57	20,679
Facility action charges, net	252	1,259	—	(724)	787
Impairment of Timber Lodge	—	—	—	1,566	1,566

EBITDA	$26,519	$1,423	$711	$(245)	$28,408

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The following table reconciles EBITDA (a non-GAAP measure) to cash flow provided by operating activities (a GAAP measure):

	Sixteen Weeks Ended
	May 17, 2004	May 19, 2003
	(as restated)	(as restated)
Cash flow provided by operating activities	$47,441	$18,164
Interest expense	11,720	12,167
Income tax expense	351	363
Amortization of loan fees	(1,042)	(1,413)
Recovery of (provision for) losses on accounts and notes receivable	242	(2,064)
(Loss) gain on investments, sales of property and equipment, capital leases and extinguishment of debts	(1,284)	232
Deferred income taxes	(82)	(144)
Other non-cash credits	666	18
Net change in refundable income taxes	(4)	(142)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	3,508	3,236
Net change in receivables, inventories, prepaid expenses and other current assets	(9,991)	(11,177)
Net change in accounts payable and other current liabilities	(896)	9,003
EBITDA from discontinued operations	460	(536)
Net cash (received from) provided to discontinued segment	(28)	165

EBITDA, including discontinued segment	51,061	27,872
Less: EBITDA from discontinued segment	(460)	536

EBITDA	$50,601	$28,408

Carl’s Jr.

During the sixteen weeks ended May 17, 2004, we opened two Carl’s Jr. restaurants. Carl’s Jr. franchisees and licensees opened eight restaurants. The following table shows the change in the Carl’s Jr. restaurant portfolio, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2005	2004	Change	2005	2004	Change
				(as restated)	(as restated)	(as restated)
Company	428	443	(15)	$170,209	$158,284	$11,925
Franchised and licensed(a)	588	553	35	66,876	60,433	6,443

Total	1,016	996	20	$237,085	$218,717	$18,368

(a)	Includes $52,257 and $46,579 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants during the sixteen weeks ended May 17, 2004, and May 19, 2003, respectively.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

     The changes in the restaurant-level margin are explained as follows:

(as restated)
Restaurant-level margin for the sixteen weeks ended May 19, 2003	20.5%
Decrease in labor costs, excluding workers’ compensation	0.8
Decrease in general liability insurance expense	0.3
Increase in cost of promotional items	(0.5)
Decrease in utilities expense	0.2
Decrease in repair and maintenance expense	0.2
Decrease in depreciation, rent, property taxes and licenses	0.1
Decrease in workers’ compensation expense	0.1
Increase in food and packaging costs	(0.1)
Other, net	0.3

Restaurant-level margin for the sixteen weeks ended May 17, 2004	21.9%

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

Franchised and Licensed Restaurants

Franchised and licensed restaurant revenues increased $6,443, or 10.7%, to $66,876 during the sixteen weeks ended May 17, 2004, as compared to the sixteen weeks ended May 19, 2003. The increase is comprised mainly of an increase of $5,678, or 12.2%, in food, paper and supplies sales to franchisees, resulting from the increase in the franchise store base over the comparable prior year period and the food purchasing volume impact of the 9.3% increase in franchise same-store sales. For similar reasons, franchise royalties also grew $1,012, or 15.4%, during the sixteen weeks ended May 17, 2004, as compared to the sixteen weeks ended May 19, 2003.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Net franchising income increased $2,368, or 34.7%, during the sixteen weeks ended May 17, 2004, as compared to the sixteen weeks ended May 19, 2003. The increase is primarily due to increased profits from subleasing facilities to franchisees and the increase in franchise royalties.

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

Hardee’s

During the sixteen weeks ended May 17, 2004, we closed 30 Hardee’s restaurants and opened one restaurant. During the same period, Hardee’s franchisees and licensees opened five restaurants and closed 16 restaurants. The following table shows the change in the Hardee’s restaurant portfolio, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2005	2004	Change	2005	2004	Change
					(as restated)	(as restated)
Company	692	730	(38)	$181,017	$167,613	$13,404
Franchised and licensed	1,389	1,451	(62)	21,903	19,525	2,378

Total	2,081	2,181	(100)	$202,920	$187,138	$15,782

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

The changes in restaurant-level margins are explained as follows:

(as restated)
Restaurant-level margin for the sixteen weeks ended May 19, 2003	7.1%
Decrease in labor costs, excluding workers’ compensation	4.1
Decrease in food and packaging costs	1.5
Decrease in utilities expense	0.9
Decrease in general liability insurance expense	0.5
Decrease in rent, depreciation, property taxes and licenses	0.4
Decrease in restaurant opening costs	0.4
Decrease in workers’ compensation insurance expense	0.2
Decrease in repair and maintenance expenses	0.2
Decrease in incentive program costs	0.2
Increase in asset retirement expense	(0.2)
Other, net	0.3

Restaurant-level margin for the sixteen weeks ended May 17, 2004	15.6%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

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

Franchised and Licensed Restaurants

Franchised and licensed restaurant revenues increased $2,378, or 12.2%, to $21,903 during the sixteen weeks ended May 17, 2004, as compared to the sixteen weeks ended May 19, 2003. Franchise royalties grew $2,866, or 27.4%, during the sixteen weeks ended May 17, 2004 as compared to the sixteen weeks ended May 19, 2003, primarily due to improved financial health of certain franchisees, which allowed them to resume royalty payments to us, and the 10.9% increase in franchise same-store sales, partially offset by the decrease in the number of franchised restaurants. Similarly, rent revenues increased $1,093 during the sixteen weeks ended May 17, 2004, as the improved financial health of certain franchisees has allowed them to resume making lease or sublease payments to the Company.

Distribution revenues decreased $1,621, or 23.6%, to $5,237 during the sixteen weeks ended May 17, 2004 from the prior year comparable period due to decreased equipment sales to franchisees. Equipment sales have slowed after franchisees made significant investments in fiscal 2003 and early fiscal 2004 pursuant to the Star Hardee’s remodel program.

Net franchising income increased $4,698, or 56.3%, during the sixteen weeks ended May 17, 2004 as compared to the sixteen weeks ended May 19, 2003. The increase is primarily due to the increases in franchise royalties and rents noted above.

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

Consolidated General and Administrative Expense (as restated)

General and administrative expenses were 8.3% of total revenue during the sixteen weeks ended May 17, 2004, as compared to 7.5% during the sixteen weeks ended May 19, 2003. General and administrative expenses increased $6,047, or 19.1%, to $37,656 during the sixteen weeks ended May 17, 2004, as compared to the same period last year. This increase is primarily due to increased incentive compensation expense as a result of our improved financial performance, increased consulting expenses pursuant to payroll services outsourcing and compliance work associated with the Sarbanes-Oxley Act of 2002 (and new corporate governance requirements imposed by the New York Stock Exchange), and increased legal fees with respect to ongoing litigation, partially offset by a decrease in depreciation expense with respect to information systems software.

Consolidated Interest Expense (as restated)

During the sixteen weeks ended May 17, 2004, interest expense decreased $447, or 3.7%, to $11,720, as compared to the sixteen weeks ended May 19, 2003, primarily as a result of a decrease in deferred financing cost amortization expense, lower average borrowings under convertible debt financing and further amortization of our capital lease obligations since the prior year comparable period, partially offset by $393 of deferred financing cost write-offs during the current quarter upon prepayment of a portion of the Company’s term loan under its senior credit facility.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Consolidated Other Income (Expense), Net (as restated)

Other income (expense), net, primarily consists of lease and sublease income from non-franchisee tenants, provisions for bad debts on certain notes receivable from franchisees and other non-operating charges. Other income increased by $1,559, to $729, during the sixteen weeks ended May 17, 2004, over the prior year comparable period due mainly to a $1,422 provision for bad debts for Hardee’s notes receivable in the prior year comparable period..

Consolidated Income Tax Expense (as restated)

We recorded income tax expense of $351 and $363 for the sixteen weeks periods ended May 17, 2004, and May 19, 2003, respectively. These amounts for both periods were comprised primarily of foreign income taxes and deferred taxes associated with a difference in amortization of goodwill for financial reporting versus income tax reporting purposes. We believe that our net operating loss carryforward is such that we will not be required to pay federal income taxes on this fiscal year’s taxable earnings, if any, and have only provided for foreign income taxes. At January 31, 2004, we had federal net operating loss (“NOL”) carryforwards of approximately $91,970, expiring in varying amounts in the years 2010 through 2024, and state NOL carryforwards totaling approximately $335,948, expiring in varying amounts in the years 2006 through 2024. We have federal NOL carryforwards for alternative minimum tax purposes of approximately $72,210 and an alternative minimum tax credit carryforward of approximately $10,691. We have also generated general business credit carryforwards of approximately $10,952, expiring in varying amounts in the years 2020 through 2024, and foreign tax credits in the amount of $2,829, expiring in varying amounts in the years 2008 and 2009.

We have recorded a 100% valuation allowance against our net deferred tax assets, net of deferred tax liabilities that may be offset by our deferred tax assets for income tax accounting purposes. If our business turnaround continues to result in sustained profitability and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and record an income tax benefit. As circumstances warrant, we continue to assess the likelihood that our net deferred tax assets will more likely than not be realized. As of January 31, 2004, we maintained a deferred tax liability of $1,413, which results from our net deferred tax assets and tax valuation allowance of approximately $187,276 and $188,689, respectively.

Liquidity and Capital Resources (as restated)

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

We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of May 17, 2004, our current ratio was 0.80 to 1.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

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

The full text of the contractual requirements imposed by this financing is set forth in the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, which we are filing with the Securities and Exchange Commission as an exhibit to this report. Based upon the financial results we originally reported (i.e., prior to our restatement of previously issued financial statements, as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements), we were in compliance with the requirements of the Facility as of May 17, 2004. However, had we reported our “as-restated” financial results instead of our originally reported results, and had we been unable to obtain an amendment to or waiver of the applicable sections of the Facility, we would have been in violation of certain of the financial performance covenants under the Facility as of May 17, 2004. On June 2, 2004, were financed the Facility with a new credit facility. Based on the terms of the new credit facility, we continue to classify the Facility as long-term as of May 17, 2004, in the accompanying Condensed Consolidated

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Balance Sheets. Subject to cure periods in certain instances, the lenders under our Amended Facility may demand repayment of borrowings prior to stated maturity upon certain events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default other significant obligations. In the event the Amended Facility is declared accelerated by the lenders (which can occur only if we are in default under the Amended Facility), our 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”) may also become accelerated under certain circumstances and after all cure periods have expired.

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

The terms of the Amended Facility are not dependent on any change in our credit rating. The 2023 Convertible Notes contain a convertibility trigger based on the credit ratings of the notes (see discussion in Note 5 of Notes to Condensed Consolidated Financial Statements). We believe the key company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flow from operations, asset collateral bases and the level of our equity capital relative to our debt obligations. In addition, as noted above, our existing agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.

During the sixteen weeks ended May 17, 2004, cash provided by operating activities was $47,441, an increase of $29,277 over the prior year comparable period. The increase resulted mainly from the increase in net income over the prior year and a trend change in the accounts payable balance fluctuation in the current year first fiscal quarter as compared to the prior year first fiscal quarter. Such trend can be vary significantly from quarter to quarter depending upon the timing of large vendor payments.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Cash used in investing activities during the sixteen weeks ended May 17, 2004, totaled $8,847, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment and collections on notes receivable and related party receivables.

Cash used in financing activities during the sixteen weeks ended May 17, 2004, totaled $50,209, which principally consisted of redemption of $22,319 of our 2004 Convertible Notes, repayment of $13,926 of the term loan under our bank credit facility (of which $13,515 represented voluntary prepayment thereof) and a decrease in our bank overdraft position, which is generally not a significant source or use of cash over the long term.

Capital expenditures for the sixteen weeks ended May 17, 2004 were:

(as restated)
New restaurants (including restaurants under development)
Carl’s Jr.	$1,996
Hardee’s	1,324
La Salsa	202
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	130
Hardee’s	1,734
Other restaurant additions
Carl’s Jr.	3,890
Hardee’s	5,288
La Salsa	718
Corporate/other	1,102

Total	$16,384

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. As of May 17, 2004, we had $10,137 of borrowings and $63,697 of letters of credit outstanding under the Facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $101. The estimated reduction is based upon the outstanding balance of the Facility (including outstanding letters of credit) and the weighted-average interest rate for the quarter and assumes no change in the volume, index or composition of debt as in effect May 17, 2004. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, such as this Form 10-Q/A, is reported in accordance with the Securities and Exchange Commission’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Form 10-Q as of May 17, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by the Form 10-Q report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings.

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

In October and November of 2004, through an extensive internal review of its consolidated financial statements, the Company’s management identified several accounting matters that led to a conclusion by the Company’s Audit Committee of the Board of Directors that previously filed financial statements of the Company should be restated. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Notes to Consolidated Financial Statements included within this Form 10-Q/A for further detailed discussion and quantification of the accounting errors identified.

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

Based on the information obtained during its internal review and Section 404 compliance work subsequent to May 17, 2004, the Company’s Chief Executive Officer and Chief Financial Officer concluded in December 2004 that, because of the material weaknesses in internal controls over financial reporting described above, the Company’s disclosure controls and procedures, as of the end of the period covered by this Form 10-Q/A report, were not effective in timely alerting them to material information relating to the Company required to be included in the

Company’s periodic filings.

Except as described below, there have been no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended May 17, 2004, or thereafter, that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
OTHER INFORMATION
(In thousands, except per share amounts)

Part II. Other Information.

Item 1. Legal Proceedings.

Information regarding legal proceedings is incorporated by reference from Note 11 to the Company’s Condensed Consolidated Financial Statements set forth in Part 1 of this report.

Item 2. Changes in Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

The following table provides information as of May 17, 2004, with respect to shares of Common Stock repurchased by the Company during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Maximum
Number (or
Approximate
Dollar
Value) of
			Total	Shares (or
			Number of Shares	Units) that
		Average	(or Units)	May Yet Be
	Total	Price	Purchased as Part	Purchased
	Number of Shares	Paid per	of Publicly	Under the
	(or Units)	Share	Announced Plans	Plans or
Period	Purchased	(or Unit)	or Programs	Programs
January 27, 2004 –February 25, 2004	—	—	—	—
February 26, 2004 – March 25, 2004	—	—	—	—
March 26, 2004 – April 25, 2004	319	$10.49	319	$16,646
April 26, 2004 – May 17, 2004	—	—	—	—

Total	319	$10.49	319	$16,646

In April 2004, our Board of Directors authorized a program to allow us to repurchase up to $20,000 of our Common Stock through April 2005. Pursuant to this authorization, during the sixteen weeks ended May 17, 2004, we repurchased 319,000 shares of our Common Stock at an average price of $10.49 per share, for a total cost, including trading commissions, of $3,354.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
EXHIBITS AND REPORTS ON FORM 8-K

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit #	Description
10.57	Employment agreement, effective as of January 27, 2004, by and between the Company and Brad R. Haley.* †

10.58	Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago Branch (as successor in interest to Paribas), as Agent. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

†	Previously filed.

(b) Reports on Form 8-K:

A Current Report on Form 8-K, dated April 7, 2004, was filed during the first quarter of fiscal 2005, furnishing the Company’s financial results for the fourth quarter and Fiscal Year ended January 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC.
(Registrant)

Date: December 17, 2004	/s/ Theodore Abajian

Theodore Abajian
Executive Vice President
Chief Financial Officer

Exhibit Index

Exhibit #	Description
10.57	Employment agreement, effective as of January 27, 2004, by and between the Company and Brad R. Haley.* †

10.58	Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago Branch (as successor in interest to Paribas), as Agent. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

†	Previously filed.