Form 10-Q/A
period 2004-08-09
CKE RESTAURANTS INC
filed 2004-12-20
CIK 919628

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of CKE Restaurants, Inc. for the quarterly period ended August 9, 2004 is to restate our consolidated financial statements for the twelve and twenty-eight weeks ended August 9, 2004 and August 11, 2003, and as of January 31, 2004, and related disclosures, as described in Note 2 of the Notes to Condensed Consolidated Financial Statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on November 23, 2004.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. The Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on September 13, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

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

We have included in this Amendment No. 1 to Form 10-Q substantially the same discussion of our controls and procedures as we have included in our Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2004, which is being filed concurrently herewith. While the discussion consequently speaks as of a date later than August 9, 2004, the end of our second quarter of the 2005 fiscal year that is the subject of this amendment, we concluded that an updated disclosure is appropriate under the circumstances of the restatement reflected in this amendment.

•	Part II—Item 6—Exhibits and Reports on Form 8-K

In October 2004, we identified accounting errors that occurred in fiscal 2000 and 1999 which had resulted in an understatement of our deferred rent liability related to operating leases with fixed rent escalations over the lease terms. As a result, we concluded that our rent expense, net, had been understated through fiscal 2004 in the cumulative amount of $2,103. In the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, rent expense, net, had been understated by $60, $138, $232 and $543, respectively. As a result, our deferred rent liability as of August 9, 2004, and January 31, 2004, had been understated by $2,241 and $2,103, respectively. We have corrected these errors through restatement of our consolidated financial statements.

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

During the November Review, we evaluated the propriety of the above accounting treatment, and determined that we should use one consistent definition of lease term, typically the initial lease term, for purposes of determining lease classification, straight-line rent expense, and the depreciation or amortization period for the related asset. As a result, we concluded that our depreciation and amortization expense had been understated through fiscal 2004 in the cumulative amount of $30,222. In the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, depreciation and amortization expense had been understated by $1,383, $3,223, $1,342 and $3,138, respectively. As a result, our property and equipment, net, and certain intangible assets as of August 9, 2004, and January 31, 2004, were overstated by $33,445 and $30,222, respectively, with respect to this matter. We have corrected these errors through our restatement.

Our historical practices for determining depreciable life and amortization periods also resulted in errors in the timing and classification of expense recognition for fixed assets subjected to facility action charges in prior fiscal periods. Generally, restaurants subject to facility action charges were over-impaired in the fiscal year of the facility action charge to the extent that such assets had been under-depreciated or under-amortized leading up to the impairment date. Through fiscal 2004, these errors resulted in a cumulative net understated expense of $1,014. This was comprised of a cumulative understatement of depreciation and amortization expense of $17,300, partially offset by a cumulative overstatement of facility action charges of $16,286. In the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, we overstated facility action charges by $182, $803, $421 and $696, respectively, and understated depreciation and amortization expense by $22, $52, $98 and $229, respectively. As a result, in the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, these errors resulted in a net overstatement of expenses by $160, $751, $323 and $467, respectively. Also as a result, our property and equipment, net, as of August 9, 2004, and January 31, 2004, was overstated by $263 and $1,014, respectively, with respect to this matter. We have corrected these errors through our restatement.

(ii) Unretired Property and Equipment

We identified instances in which property and equipment was not retired in a timely manner or in which certain expenditures were incorrectly capitalized.

During fiscal 2001, we sold many company-operated restaurants to franchisees. In one of these transactions, we sold 19 restaurant properties, of which eight were fee-owned properties and eleven were leased properties. We sold the eight fee-owned properties and subleased the eleven leased properties to the buyer. In recording the transaction, we did not retire the net book value of the eight fee-owned properties. Through fiscal 2004, this error resulted in a cumulative net understated expense of $5,333. As a result of this error, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, we overstated depreciation expense by $31, $72, $34 and $79, respectively. Also as a result, as of August 9, 2004, and January 31, 2004, our property and equipment was overstated by approximately $5,261 and $5,333, respectively. We have corrected these errors through our restatement.

We also identified $1,315 of other property and equipment that was not timely retired when the assets were removed from service, primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of general and administrative expenses, net of subsequent over-depreciation, of $1,175. As a result of these errors, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, we understated general and administrative expenses by $99 and $83 and overstated general and administrative expenses by $9 and $20, respectively. Also as a result of these errors, as of August 9, 2004, and January 31, 2004, our property and equipment was overstated by $1,258 and $1,175, respectively. We have corrected these errors through our restatement.

Additionally, the we did not timely retire certain software development expenditures when the software applications were taken out of service. We also did not properly expense certain software development costs when incurred, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These accounting errors occurred primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of expenses of $2,267. As a result of these errors, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, we overstated depreciation expense by $148, $311, $140 and $50, respectively. Also as a result of these errors, as of August 9, 2004, and January 31, 2004, our property and equipment was overstated by $1,956 and $2,267, respectively. We have corrected these errors through our restatement.

(iii) Overstated Property Tax Expense

We determined that we had misstated its property tax expense and accrued property taxes in prior fiscal periods. These errors resulted from imprecise metrics used to calculate our property tax accrual. Through fiscal 2004, this resulted in a cumulative overstatement of property tax expenses of $1,198. As a result of these errors, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, we understated property tax expenses by $108 and $250 and overstated property tax expenses by $142 and $333, respectively. Also as a result, as of August 9, 2004, and January 31, 2004, accrued property taxes were overstated by $948 and $1,198, respectively. We have corrected these errors through our restatement.

(iv) Understated Deferred Tax Liability

In September 2004, we determined that, when we adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003, as a result of temporary differences relating to the treatment of goodwill relating to our Carl’s Jr. brand, we should have recorded income tax expense to increase our deferred tax valuation allowance, which would have resulted in a deferred tax liability. We had not previously recorded this deferred tax liability. Through fiscal 2004, this resulted in a cumulative understatement of income tax expense of $1,413. As a result of these errors, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, our income tax expense was understated by $62, $144, $144 and $288, respectively. Also as a result, as of August 9, 2004, and January 31, 2004, our deferred tax liability was understated by $1,557 and $1,413, respectively. We determined in September 2004 that the error was immaterial and did not record an adjustment. In light of the conclusion to restate our financial statements for the other matters discussed herein, we determined it was appropriate to also include this adjustment in the restatement.

(v) Other Items

We identified several other items that we have corrected through our restatement. For the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, these additional items aggregate to reduction to expense upon restatement of $117, $274, $38 and $102, respectively. Also as a result, prior to the restatement, as of August 9, 2004, and January 31, 2004, our accumulated deficit had been understated by $591 and $865, respectively, with respect to these items.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par values)
(Unaudited)

	August 9, 2004	January 31, 2004
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$36,578	$54,355
Accounts receivable, net of allowance for doubtful accounts of $2,592 as of August 9, 2004 and $5,580 as of January 31, 2004	24,241	26,562
Related party trade receivables	7,100	7,991
Inventories	19,199	17,972
Prepaid expenses	10,849	16,053
Assets held for sale	17,000	18,760
Advertising fund assets, restricted	21,448	—
Other current assets	1,739	1,656

Total current assets	138,154	143,349
Notes receivable, net of allowance for doubtful accounts of $7,126 as of August 9, 2004 and $6,186 as of January 31, 2004	3,086	2,317
Property and equipment, net	466,413	479,660
Property under capital leases, net	39,872	44,895
Goodwill	22,649	22,649
Other assets	35,419	37,433

Total assets	$705,593	$730,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$2,551	$26,843
Current portion of capital lease obligations	5,416	7,028
Accounts payable	53,957	47,592
Advertising fund liabilities	21,448	—
Other current liabilities	104,405	105,419

Total current liabilities	187,777	186,882
Bank indebtedness and other long-term debt, less current portion	200,433	22,428
Senior subordinated notes	—	200,000
Convertible subordinated notes due 2023	105,000	105,000
Capital lease obligations, less current portion	53,259	56,877
Other long-term liabilities	57,723	56,077

Total liabilities	604,192	627,264

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 59,587,000 shares issued and 57,683,000 shares outstanding at August 9, 2004; 59,216,000 shares issued and 57,631,000 shares outstanding at January 31, 2004	596	592
Additional paid-in capital	466,632	464,689
Officer and non-employee director notes receivable	(576)	(2,530)
Accumulated deficit	(351,491)	(349,306)
Treasury stock at cost, 1,904,000 and 1,585,000 shares at August 9, 2004 and January 31, 2004, respectively	(13,760)	(10,406)

Total stockholders’ equity	101,401	103,039

Total liabilities and stockholders’ equity	$705,593	$730,303

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue:
Company-operated restaurants	$281,802	$271,168	$647,674	$610,210
Franchised and licensed restaurants and other	71,932	62,547	161,372	143,058

Total revenue	353,734	333,715	809,046	753,268

Operating costs and expenses:
Restaurant operations:
Food and packaging	83,897	80,852	189,621	180,949
Payroll and other employee benefit expenses	89,213	84,909	201,808	197,544
Occupancy and other operating expenses	62,503	63,140	143,758	143,859

	235,613	228,901	535,187	522,352
Franchised and licensed restaurants and other	52,564	48,514	119,556	113,435
Advertising expenses	17,410	16,571	39,674	37,584
General and administrative expenses	39,153	24,846	76,810	56,455
Facility action charges, net	1,883	410	8,699	1,197

Total operating costs and expenses	346,623	319,242	779,926	731,023

Operating income	7,111	14,473	29,120	22,245
Interest expense	(11,963)	(9,017)	(23,683)	(21,186)
Other income (expense), net	(7,289)	76	(6,560)	(753)

Income (loss) before income taxes and discontinued operations	(12,141)	5,532	(1,123)	306
Income tax expense	244	355	595	718

Income (loss) from continuing operations	(12,385)	5,177	(1,718)	(412)
Income (loss) from operations of discontinued segment (net of income tax expense (benefit) of $0, $(25), $0 and $(26) for the twelve-week periods ended August 9, 2004 and August 11, 2003, and the twenty-eight week periods ended August 9, 2004 and August 11, 2003, respectively)	(304)	46	(467)	(2,067)

Net income (loss)	$(12,689)	$5,223	$(2,185)	$(2,479)

Basic income (loss) per common share:
Continuing operations	$(0.21)	$0.09	$(0.03)	$(0.01)
Discontinued operations	(0.01)	—	(0.01)	(0.03)

Net income (loss)	$(0.22)	$0.09	$(0.04)	$(0.04)

Diluted income (loss) per common share:
Continuing operations	$(0.21)	$0.09	$(0.03)	$(0.01)
Discontinued operations	(0.01)	—	(0.01)	(0.03)

Net income (loss)	$(0.22)	$0.09	$(0.04)	$(0.04)

Weighted-average common shares outstanding:
Basic	57,575	57,567	57,590	57,474
Dilutive effect of stock options, warrants and convertible notes	—	1,105	—	—

Diluted	57,575	58,672	57,590	57,474

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended August 9, 2004
	Common Stock			Officer and		Treasury Stock
	Number of		Additional	Non-Employee				Total
	Shares		Paid-In	Director Notes	Accumulated	Number of		Stockholders’
	Issued	Amount	Capital	Receivable	Deficit	Shares	Amount	Equity
Balance at January 31, 2004 (as previously reported)	59,216	$592	$464,689	$(2,530)	$(306,113)	(1,585)	$(10,406)	$146,232
Restatement adjustments	—	—	—	—	(43,193)	—	—	(43,193)

Balance at January 31, 2004 (as restated)	59,216	592	464,689	(2,530)	(349,306)	(1,585)	(10,406)	103,039
Exercise of stock options	371	4	1,943	—	—	—	—	1,947
Collections on officer and non-employee director notes receivable	—	—	—	1,954	—	—	—	1,954
Repurchase of common stock	—	—	—	—	—	(319)	(3,354)	(3,354)
Net loss (as restated)	—	—	—	—	(2,185)	—	—	(2,185)

Balance at August 9, 2004 (as restated)	59,587	$596	$466,632	$(576)	$(351,491)	(1,904)	$(13,760)	$101,401

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003
	(as restated)	(as restated)
Cash flow from operating activities:
Net loss	$(2,185)	$(2,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,818	36,920
Amortization of loan fees	1,994	2,536
(Recovery of) provision for losses on accounts and notes receivable	(1,792)	2,192
Loss on sale of property and equipment, capital leases and extinguishment of debts	6,316	78
Facility action charges, net	8,699	1,197
Other non-cash credits	(483)	(167)
Deferred income taxes	144	288
Net change in refundable income taxes	(421)	639
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(3,298)	(4,956)
Net change in accounts receivable, inventories, prepaid expenses and other current assets	6,670	6,030
Net change in accounts payable and other current and long-term liabilities	14,926	346
Loss from operations of discontinued segment	467	2,067
Net cash provided to discontinued segment	(252)	(216)

Net cash provided by operating activities	67,603	44,475

Cash flow from investing activities:
Purchases of property and equipment	(28,727)	(22,897)
Proceeds from sale of property and equipment	7,722	9,243
Collections on notes receivable	1,968	1,203
Increase in cash upon consolidation of variable interest entity	100	—
Net change in other assets	(192)	939

Net cash used in investing activities	(19,129)	(11,512)

Cash flow from financing activities:
Net change in bank overdraft	(9,293)	(8,661)
Repayments of borrowings under credit facility	(54,588)	(166,000)
Long-term borrowings	230,000	149,500
(Repayments of) borrowings under long-term debt	(222,466)	605
Repayments of capital lease obligations	(4,451)	(5,470)
Collections on officer and non-employee director notes receivable	1,954	—
Payment of deferred loan fees	(6,000)	(42)
Repurchase of common stock	(3,354)	—
Proceeds from exercise of stock options	1,947	1,061

Net cash used in financing activities	(66,251)	(29,007)

Net (decrease) increase in cash and cash equivalents	(17,777)	3,956
Cash and cash equivalents at beginning of period	54,355	18,440

Cash and cash equivalents at end of period	$36,578	$22,396

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(22,336)	$(17,973)

Income taxes, net of refunds received	$(402)	$(282)

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$187	$189

Consolidation of advertising funds assets and liabilities	$21,448	$—

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The assumptions used for grants in the twelve weeks ended August 9, 2004, and August 11, 2003, are as follows:

	August 9, 2004	August 11, 2003
Annual dividends	$—	$—
Expected volatility	72.6%	55.2%
Risk-free interest rate (matched to the expected term of the outstanding option)	3.45%	3.88%
Expected life of all options outstanding (years)	5.43	5.46
Weighted-average fair value of each option granted	$7.19	$3.07

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

The following tables reconcile reported net income (loss) to pro forma net income (loss) assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123:

	Twelve Weeks Ended
	August 9, 2004	August 11, 2003
	(as restated)	(as restated)
Net income (loss), as reported	$(12,689)	$5,223
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,096)	(598)

Net income (loss) — pro forma	$(13,785)	$4,625

Net income (loss) per common share:
Basic — as reported	$(0.22)	$0.09
Basic — pro forma	(0.24)	0.08
Diluted — as reported	(0.22)	0.09
Diluted — pro forma	(0.24)	0.08

	Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003
	(as restated)	(as restated)
Net loss, as reported	$(2,185)	$(2,479)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,208)	(1,232)

Net loss — pro forma	$(4,393)	$(3,711)

Net loss per common share:
Basic — as reported	$(0.04)	$(0.04)
Basic — pro forma	(0.08)	(0.06)
Diluted — as reported	(0.04)	(0.04)
Diluted — pro forma	(0.08)	(0.06)

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

In October 2004, the Company identified accounting errors that occurred in fiscal 2000 and 1999 which had resulted in an understatement of its deferred rent liability related to operating leases with fixed rent escalations over the lease terms. As a result, CKE concluded that its rent expense, net, had been understated through fiscal 2004 in the cumulative amount of $2,103. In the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, rent expense, net, had been understated by $60, $138, $232 and $543, respectively. As a result, the Company’s deferred rent liability as of August 9, 2004, and January 31, 2004, had been understated by $2,241 and $2,103, respectively. The Company has corrected these errors through restatement of its consolidated financial statements.

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

During the November Review, the Company evaluated the propriety of the above accounting treatment, and determined that it should use one consistent definition of lease term, typically the initial lease term, for purposes of determining lease classification, straight-line rent expense, and the depreciation or amortization period for the related asset. As a result, CKE concluded that its depreciation and amortization expense had been understated through fiscal 2004 in the cumulative amount of $30,222. In the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, depreciation and amortization expense had been understated by $1,383, $3,223, $1,342 and $3,138, respectively. As a result, the Company’s property and equipment, net, and certain intangible assets as of August 9, 2004, and January 31, 2004, were overstated by $33,445 and $30,222, respectively, with respect to this matter. The Company has corrected these errors through its restatement.

The Company’s historical practices for determining depreciable life and amortization periods also resulted in errors in the timing and classification of expense recognition for fixed assets subjected to facility action charges in prior fiscal periods. Generally, restaurants subject to facility action charges were over-impaired in the fiscal year of the facility action charge to the extent that such assets had been under-depreciated or under-amortized leading up to the impairment date. Through fiscal 2004, these errors resulted in a cumulative net understated expense of $1,014. This was comprised of a cumulative understatement of depreciation and amortization expense of $17,300, partially offset by a cumulative overstatement of facility action charges of $16,286. In the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, the Company overstated facility action charges by $182, $803, $421 and $696, respectively, and understated depreciation and amortization expense by $22,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

$52, $98 and $229, respectively. As a result, in the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, these errors resulted in a net overstatement of expenses by $160, $751, $323 and $467, respectively. Also as a result, the Company’s property and equipment, net, as of August 9, 2004, and January 31, 2004, was overstated by $263 and $1,014, respectively, with respect to this matter. The Company has corrected these errors through its restatement.

(ii) Unretired Property and Equipment

The Company identified instances in which property and equipment was not retired in a timely manner or in which certain expenditures were incorrectly capitalized.

During fiscal 2001, the Company sold many company-operated restaurants to franchisees. In one of these transactions, the Company sold 19 restaurant properties, of which eight were fee-owned properties and eleven were leased properties. The Company sold the eight fee-owned properties and subleased the eleven leased properties to the buyer. In recording the transaction, the Company did not retire the net book value of the eight fee-owned properties. Through fiscal 2004, this error resulted in a cumulative net understated expense of $5,333. As a result of this error, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, the Company overstated depreciation expense by $31, $72, $34 and $79, respectively. Also as a result, as of August 9, 2004, and January 31, 2004, the Company’s property and equipment was overstated by approximately $5,261 and $5,333, respectively. The Company has corrected these errors through its restatement.

The Company also identified $1,315 of other property and equipment that was not timely retired when the assets were removed from service, primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of general and administrative expenses, net of subsequent over-depreciation, of $1,175. As a result of these errors, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, the Company understated general and administrative expenses by $99 and $83 and overstated general and administrative expenses by $9 and $20, respectively. Also as a result of these errors, as of August 9, 2004, and January 31, 2004, the Company’s property and equipment was overstated by $1,258 and $1,175, respectively. The Company has corrected these errors through its restatement.

Additionally, the Company did not timely retire certain software development expenditures when the software applications were taken out of service. The Company also did not properly expense certain software development costs when incurred, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These accounting errors occurred primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of expenses of $2,267. As a result of these errors, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, the Company overstated depreciation expense by $148, $311, $140 and $50, respectively. Also as a result of these errors, as of August 9, 2004, and January 31, 2004, the Company’s property and equipment was overstated by $1,956 and $2,267, respectively. The Company has corrected these errors through its restatement.

(iii) Overstated Property Tax Expense

The Company determined that it had misstated its property tax expense and accrued property taxes in prior fiscal periods. These errors resulted from imprecise metrics used to calculate the Company’s property tax accrual. Through fiscal 2004, this resulted in a cumulative overstatement of property tax expenses of $1,198. As a result of these errors, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, the Company understated property tax expenses by $108 and $250 and overstated property tax expenses by $142 and $333, respectively. Also as a result, as of August 9, 2004, and January 31, 2004, accrued property taxes were overstated by $948 and $1,198, respectively. The Company has corrected these errors through its restatement.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(iv) Understated Deferred Tax Liability

In September 2004, the Company determined that, when it adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003, as a result of temporary differences relating to the treatment of goodwill relating to its Carl’s Jr. brand, the Company should have recorded income tax expense to increase its deferred tax valuation allowance, which would have resulted in a deferred tax liability. The Company had not previously recorded this deferred tax liability. Through fiscal 2004, this resulted in a cumulative understatement of income tax expense of $1,413. As a result of these errors, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, the Company’s income tax expense was understated by $62, $144, $144 and $288, respectively. Also as a result, as of August 9, 2004, and January 31, 2004, the Company’s deferred tax liability was understated by $1,557 and $1,413, respectively. The Company determined in September 2004 that the error was immaterial and did not record an adjustment. In light of the conclusion to restate the Company’s financial statements for the other matters discussed herein, the Company determined it was appropriate to also include this adjustment in the restatement.

(v) Other Items

The Company identified several other items that it has corrected through its restatement. For the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, these additional items aggregate to reduction to expense upon restatement of $117, $274, $38 and $102, respectively. Also as a result, prior to the restatement, as of August 9, 2004, and January 31, 2004, the Company’s accumulated deficit had been understated by $591 and $865, respectively, with respect to these items.

The impacts of these restatements on the condensed consolidated financial statements are summarized below:

	Previously
	Reported	Adjustments	As Restated
August 9, 2004
Balance Sheet Data
Accounts receivable, net	$24,408	$(167)	$24,241
Inventories	19,719	(520)	19,199
Prepaid expenses	10,346	503	10,849
Total current assets	138,338	(184)	138,154
Property and equipment, net	507,678	(41,265)	466,413
Property under capital leases, net	41,352	(1,480)	39,872
Other assets	37,383	(1,964)	35,419
Total assets	750,486	(44,893)	705,593
Current portion of capital lease obligations	5,430	(14)	5,416
Other current liabilities	106,175	(1,770)	104,405
Total current liabilities	189,561	(1,784)	187,777

Capital lease obligations, less current portion	53,485	(226)	53,259
Other long-term liabilities	54,983	2,740	57,723
Total liabilities	603,462	730	604,192
Accumulated deficit	(305,868)	(45,623)	(351,491)
Total stockholders’ equity	147,024	(45,623)	101,401
Total liabilities and stockholders’ equity	750,486	(44,893)	705,593

	Previously
	Reported	Adjustments	As Restated
Twelve Weeks Ended August 9, 2004
Statement of Operations Data
Franchised and licensed restaurants and other revenue	$71,938	$(6)	$71,932
Total revenue	353,740	(6)	353,734
Occupancy and other operating expenses	61,034	1,469	62,503
Franchised and licensed restaurants and other expenses	52,557	7	52,564
General and administrative expenses	39,273	(120)	39,153
Facility action charges, net	1,955	(72)	1,883
Total operating costs and expenses	345,339	1,284	346,623

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Operating income	8,401	(1,290)	7,111
Interest expense	(11,971)	8	(11,963)
Other expense, net	(7,377)	88	(7,289)
Loss before income taxes and discontinued operations	(10,947)	(1,194)	(12,141)
Income tax expense	182	62	244
Loss from continuing operations	(11,129)	(1,256)	(12,385)
Net loss	(11,433)	(1,256)	(12,689)
Basic loss per common share:
Continuing operations	(0.19)	(0.02)	(0.21)
Net loss	(0.20)	(0.02)	(0.22)
Diluted loss per common share:
Continuing operations	(0.19)	(0.02)	(0.21)
Net loss	(0.20)	(0.02)	(0.22)

	Previously
	Reported	Adjustments	As Restated
Twelve Weeks Ended August 11, 2003
Statement of Operations Data
Franchised and licensed restaurants and other revenue	$62,551	$(4)	$62,547
Total revenue	333,719	(4)	333,715
Occupancy and other operating expenses	61,870	1,270	63,140
Franchised and licensed restaurants and other expenses	48,507	7	48,514
General and administrative expenses	24,963	(117)	24,846
Facility action charges, net	831	(421)	410
Total operating costs and expenses	318,503	739	319,242
Operating income	15,216	(743)	14,473
Interest expense	(9,024)	7	(9,017)
Other income, net	228	(152)	76
Income before income taxes and discontinued operations	6,420	(888)	5,532
Income tax expense	211	144	355
Income from continuing operations	6,209	(1,032)	5,177
Net income	6,255	(1,032)	5,223
Basic income per common share:
Continuing operations	0.11	(0.02)	0.09
Net income	0.11	(0.02)	0.09
Diluted income per common share:
Continuing operations	0.11	(0.02)	0.09
Net income	0.11	(0.02)	0.09

	Previously
	Reported	Adjustments	As Restated
Twenty-Eight Weeks Ended August 9, 2004
Statement of Operations Data
Franchised and licensed restaurants and other revenue	$161,386	$(14)	$161,372
Total revenue	809,060	(14)	809,046
Occupancy and other operating expenses	140,337	3,421	143,758
Franchised and licensed restaurants and other expenses	119,544	12	119,556
General and administrative expenses	77,058	(248)	76,810
Facility action charges, net	9,392	(693)	8,699
Total operating costs and expenses	777,434	2,492	779,926
Operating income	31,626	(2,506)	29,120
Interest expense	(23,699)	16	(23,683)
Other expense, net	(6,764)	204	(6,560)
Income (loss) before income taxes and discontinued operations	1,163	(2,286)	(1,123)
Income tax expense	451	144	595
Income (loss) from continuing operations	712	(2,430)	(1,718)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Net income (loss)	245	(2,430)	(2,185)
Basic income (loss) per common share:
Continuing operations	0.01	(0.04)	(0.03)
Net income (loss)	0.00	(0.04)	(0.04)
Diluted income (loss) per common share:
Continuing operations	0.01	(0.04)	(0.03)
Net income (loss)	0.00	(0.04)	(0.04)
Statement of Cash Flows Data
Net cash provided by operating activities	67,611	(8)	67,603
Net cash used in investing activities	(19,129)	—	(19,129)
Net cash used in financing activities	(66,259)	8	(66,251)
Net decrease in cash and cash equivalents	(17,777)	—	(17,777)

	Previously
	Reported	Adjustments	As Restated
Twenty-Eight Weeks Ended August 11, 2003
Statement of Operations Data
Franchised and licensed restaurants and other revenue	$143,067	$(9)	$143,058
Total revenue	753,277	(9)	753,268
Occupancy and other operating expenses	140,891	2,968	143,859
Franchised and licensed restaurants and other expenses	113,416	19	113,435
General and administrative expenses	56,455	—	56,455
Facility action charges, net	1,893	(696)	1,197
Total operating costs and expenses	728,732	2,291	731,023
Operating income	24,545	(2,300)	22,245
Interest expense	(21,202)	16	(21,186)
Other expense, net	(407)	(346)	(753)
Income before income taxes and discontinued operations	2,936	(2,630)	306
Income tax expense	430	288	718
Income (loss) from continuing operations	2,506	(2,918)	(412)
Net income (loss)	439	(2,918)	(2,479)
Basic income (loss) per common share:
Continuing operations	0.04	(0.05)	(0.01)
Net income (loss)	0.01	(0.05)	(0.04)
Diluted income (loss) per common share:
Continuing operations	0.04	(0.05)	(0.01)
Net income (loss)	0.01	(0.05)	(0.04)
Statement of Cash Flows Data
Net cash provided by operating activities	44,742	(267)	44,475
Net cash used in investing activities	(11,772)	260	(11,512)
Net cash used in financing activities	(29,014)	7	(29,007)
Net increase in cash and cash equivalents	3,956	—	3,956

Certain amounts in Notes 1, 4, 5, 6 and 8 have been restated to reflect the restatement adjustments described above.

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

$215

The operating results of this franchise entity are included within the Company’s accompanying Condensed Consolidated Statement of Operations for the twelve and twenty-eight weeks ended August 9, 2004, and are not significant. The minority interest in the income of this franchise entity is classified in Other Expense in the Company’s Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended August 9, 2004, and in Other Long-Term Liabilities in the accompanying Condensed Consolidated Balance Sheet as of August 9, 2004, and also is not significant.

Although this franchise entity has been included in the accompanying Condensed Consolidated Financial Statements as of and for the twelve and twenty-eight weeks ended August 9, 2004, the Company has no rights to the assets, nor

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

does it have any obligation with respect to the liabilities, of this franchise entity. None of the Company’s assets serve as collateral for the creditors of this franchisee or any of the Company’s other franchisees.

There is also a portion of franchised restaurants that are VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s significant exposures related to these VIEs and other franchisees relate to the collection of amounts due the Company, which are collected weekly or monthly, guarantees of franchisee debt provided to third party lenders by the Company (see Note 10) and primary lease obligations or fee property ownership underlying sublease and lease arrangements the Company has with several of its franchisees, as more fully described in Note 10 herein and in Note 9 to the Company’s Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004.

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

Advertising Fund Assets, Restricted, and Advertising Fund Liabilities as of June 30, 2004, the most recent date through which financial statements are available, are included in the Company’s accompanying Condensed Consolidated Balance Sheet as of August 9, 2004, and consisted of the following:

ADVERTISING FUND ASSETS, RESTRICTED:
Cash	$15,105
Accounts and notes receivable, net	5,705
Other assets	638

$21,448

ADVERTISING FUND LIABILITIES:
Accounts payable and other liabilities	$8,145
Deferred obligations	13,303

$21,448

NOTE (4) INTANGIBLE ASSETS

The table below presents identifiable, definite-lived intangible assets as of August 9, 2004, and January 31, 2004:

	August 9, 2004			January 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangible	Amount	Amortization	Amount	Amount	Amortization	Amount
Asset	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Trademarks	$17,159	$(2,078)	$15,081	$17,159	$(1,616)	$15,543
Franchise agreements	1,780	(217)	1,563	1,780	(169)	1,611
Favorable lease agreements	9,006	(5,661)	3,345	16,149	(12,004)	4,145

	$27,945	$(7,956)	$19,989	$35,088	$(13,789)	$21,299

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Amortization expense related to identifiable definite-lived intangible assets was $744 and $1,492 for the twelve and twenty-eight week periods ended August 9, 2004, and $533 and $1,165 for the twelve and twenty-eight week periods ended August 11, 2003, respectively. These intangible assets are amortized over periods of six to 20 years and are included in Other Assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE (5) INDEBTEDNESS AND INTEREST EXPENSE

On June 2, 2004, the Company amended and restated its senior credit facility (“the Facility”) to provide for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan. The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments, with a balloon payment of the remaining principal balance at maturity on July 2, 2008. The Facility also requires term loan prepayments based upon an annual excess cash flow formula, as defined therein. Subject to certain conditions as defined in the Facility, the maturity of the term loan may be extended to May 1, 2010. The Company used a portion of the proceeds from the $230,000 term loan to repay the $10,137 remaining balance of the prior Facility term loan. On July 2, 2004, the Company used additional proceeds from the $230,000 term loan to redeem $200,000 of its 9.125% Senior Subordinated Notes due 2009 (“Senior Notes”) and pay the related optional redemption premium of $9,126 (which was recorded in other income (expense) during the second quarter of fiscal 2005) and accrued interest. The Company also incurred a charge of approximately $3,400 during the second quarter of fiscal 2005 to write-off unamortized loan fees primarily associated with the Senior Notes and the Facility, which was recorded in Interest Expense in the accompanying Condensed Consolidated Statement of Operations.

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

The Facility contains financial performance covenants, which include a minimum EBITDA requirement, minimum fixed charge coverage ratio, and maximum leverage ratios and capital expenditures, and precludes the Company from paying dividends. The Company was in compliance with all covenants under the Facility as of August 9, 2004.

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

Interest expense consisted of the following:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
	(as restated)	(as restated)	(as restated)	(as restated)
Facility	$1,936	$233	$2,362	$715
Senior subordinated notes due 2009	2,240	4,212	7,855	9,827
Capital lease obligations	1,595	1,805	3,798	4,212
2004 Convertible Notes	—	1,200	73	2,800
2023 Convertible Notes	969	—	2,262	—
Amortization of loan fees	903	1,091	1,945	2,504
Write-off of unamortized loan fees	3,817	—	4,210	—
Letter of credit fees and other	503	476	1,178	1,128

	$11,963	$9,017	$23,683	$21,186

NOTE (6) FACILITY ACTION CHARGES, NET

The following transactions have been recorded in the accompanying condensed consolidated statements of operations as facility action charges, net:

(i)	impairment of long-lived assets for restaurants the Company closes;

(ii)	impairment of long-lived assets for restaurants with net asset values in excess of estimated fair values;

(iii)	restaurant closure costs (primarily reflecting the estimated liability to terminate leases);

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(iv)	gains (losses) on the sale of restaurants and surplus properties; and

(v)	amortization of discount related to estimated liability for closing restaurants.

Quarterly, the Company evaluates the adequacy of its estimated liability for closing restaurants and subsidizing restaurant lease payments for franchisees, and modifies the assumptions used based on actual results from selling surplus properties and terminating leases. The Company also assesses the carrying value of closed restaurant properties each quarter based on estimated property values obtained from a related party real estate broker. The Company closed two Hardee’s, one Carl’s Jr. and one La Salsa company-operated restaurants during the twelve weeks ended August 9, 2004. The Company closed 32 Hardee’s, one Carl’s Jr. and one La Salsa company-operated restaurants during the twenty-eight weeks ended August 9, 2004. During the twelve weeks ended August 9, 2004, the Company identified four Hardee’s, four Carl’s Jr. and three La Salsa company-operated restaurants that are still in operation, but whose estimated fair values did not support the related net asset values and, accordingly, an impairment charge was recorded. During the twenty-eight weeks ended August 9, 2004, the Company identified ten Hardee’s, seven Carl’s Jr. and six La Salsa company-operated restaurants that are still in operation, but whose estimated fair values did not support the related net asset values and, accordingly, an impairment charge was recorded.

The components of facility action charges (gains), net are as follows:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
	(as restated)	(as restated)	(as restated)	(as restated)
Hardee’s
New decisions regarding closing restaurants	$227	$266	$4,305	$435
Favorable dispositions of leased and fee surplus properties, net	(576)	(1,418)	(422)	(2,479)
Impairment of assets to be disposed of	366	1,966	427	3,126
Impairment of assets to be held and used	935	690	1,705	805
Gain on sales of restaurants and surplus properties, net	(169)	(1,076)	(1,203)	(931)
Amortization of discount related to estimated liability for closing restaurants	259	548	595	1,279

	1,042	976	5,407	2,235

Carl’s Jr.
New decisions regarding closing restaurants	7	—	7	14
Favorable dispositions of leased and fee surplus properties, net	(130)	(245)	(155)	(245)
Impairment of assets to be disposed of	4	—	4	—
Impairment of assets to be held and used	198	—	1,624	503
(Gain) loss on sales of restaurants and surplus properties, net	123	(565)	(193)	(952)
Amortization of discount related to estimated liability for closing restaurants	67	73	182	195

	269	(737)	1,469	(485)

La Salsa and Other
New decisions regarding closing restaurants	—	—	800	—
(Favorable)/unfavorable dispositions of leased and fee surplus properties, net	(15)	(191)	25	(846)
Impairment of assets to be held and used	588	429	992	429
(Gain) loss on sales of restaurants and surplus properties, net	(2)	(67)	3	(136)
Amortization of discount related to estimated liability for closing restaurants	1	—	3	—

	572	171	1,823	(553)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
	(as restated)	(as restated)	(as restated)	(as restated)
Total
New decisions regarding closing restaurants	234	266	5,112	449
Favorable dispositions of leased and fee surplus properties, net	(721)	(1,854)	(552)	(3,570)
Impairment of assets to be disposed of	370	1,966	431	3,126
Impairment of assets to be held and used	1,721	1,119	4,321	1,737
Gain on sales of restaurants and surplus properties, net	(48)	(1,708)	(1,393)	(2,019)
Amortization of discount related to estimated liability for closing restaurants	327	621	780	1,474

	$1,883	$410	$8,699	$1,197

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

The following table presents the number of potentially dilutive shares, in thousands, of the Company’s common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
			(as restated)	(as restated)
2004 Convertible Notes	N/A	2,791	125	2,791
2023 Convertible Notes	11,811	—	11,811	—
Stock Options	5,017	4,870	5,425	5,843
Warrants	982	982	982	982

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE (8) SEGMENT INFORMATION

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

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Twelve Weeks Ended August 9, 2004
Revenue	$181,340	$158,611	$11,898	$1,885	$353,734
Operating income (loss)	6,516	2,535	(1,973)	33	7,111
Income (loss) before income taxes and discontinued operations	5,753	(16,389)	(2,002)	497	(12,141)
Goodwill (as of August 9, 2004)	22,649	—	—	—	22,649
Twelve Weeks Ended August 11, 2003
Revenue	$168,296	$154,199	$10,832	$388	$333,715
Operating income (loss)	15,210	(679)	(25)	(33)	14,473
Income (loss) before income taxes and discontinued operations	14,139	(8,717)	(19)	129	5,532
Goodwill (as of August 11, 2003)	22,649	—	34,059	—	56,708

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Twenty-eight Weeks Ended August 9, 2004
Revenue	$418,425	$361,532	$26,657	$2,432	$809,046
Operating income (loss)	27,565	5,829	(4,463)	189	29,120
Income (loss) before income taxes and discontinued operations	25,598	(22,877)	(4,533)	689	(1,123)
Goodwill (as of August 9, 2004)	22,649	—	—	—	22,649
Twenty-eight Weeks Ended August 11, 2003
Revenue	$387,013	$341,337	$23,971	$947	$753,268
Operating income (loss)	32,968	(10,781)	(433)	491	22,245
Income (loss) before income taxes and discontinued operations	30,639	(30,584)	(431)	682	306
Goodwill (as of August 11, 2003)	22,649	—	34,059	—	56,708

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

On September 3, 2004, the Company sold Timber Lodge to T-Lodge Acquisition Corp. for $8,816. The Company received $6,954 in cash and accepted two secured notes aggregating approximately $1,862 from the buyer. The two secured notes are comprised of a $1,000 note maturing on January 1, 2008, and bearing interest of 8.0%, and an $862 note maturing on September 3, 2005, and bearing interest of 9.0%. T-Lodge Acquisition Corp. is a privately-held corporation whose owners include certain members of the management team of Timber Lodge and other investors.

NOTE (10) COMMITMENTS AND CONTINGENT LIABILITIES

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

As of August 9, 2004, the Company had recorded an accrued liability for contingencies related to litigation in the amount of $11,755, which includes $9,000 pertaining to the Carl’s Jr. purported class action matter discussed below in this Note 10. Certain of the matters for which the Company maintains an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of August 9, 2004, the Company estimated the liability for those losses related to other litigation claims that, in accordance with SFAS No. 5, Accounting for Contingencies, are not accrued, but that the Company believes are reasonably possible to result in an adverse outcome, to be in the range of $535 to $895.

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

The Company is, from time to time, the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company is also, at times, the subject of complaints or allegations from employees, former employees and franchisees. On October 3, 2001, an action was filed by Adam Huizar and Michael Bolden, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, Los Angeles County, seeking class action status and alleging violations of California wage and hour laws. Similar actions were filed by Mary Jane Amberson and James Bolin, individually and on behalf of others similarly situated, in the Superior Court of the State of California, Los Angeles County, on April 5, 2002 and November 26, 2002, respectively. The complaints allege that salaried restaurant management personnel at the Company’s Carl’s Jr. restaurants in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaints seek damages in an unspecified amount, injunctive relief, prejudgment interest, costs and attorneys’ fees. During the quarter ended August 9, 2004, the Company announced that it had reached a preliminary agreement to settle these three lawsuits and fully resolve all complaints contained therein, under which the Company will make a cash payment of up to $9,000 to cover claims by eligible class members,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

plaintiff attorneys’ fees and costs, payments to the named plaintiffs, and costs of a third-party administrator. A charge of $7,000 was recorded in general and administrative expenses during the quarter ended August 9, 2004, to increase the accrued liability for this matter to the estimated settlement amount.

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

In October 2004, we identified accounting errors that occurred in fiscal 2000 and 1999 which had resulted in an understatement of our deferred rent liability related to operating leases with fixed rent escalations over the lease terms. As a result, we concluded that our rent expense, net, had been understated through fiscal 2004 in the cumulative amount of $2,103. In the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, rent expense, net, had been understated by $60, $138, $232 and $543, respectively. As a result, our deferred rent liability as of August 9, 2004, and January 31, 2004, had been understated by $2,241 and $2,103, respectively. We have corrected these errors through restatement of our consolidated financial statements.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

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

During the November Review, we evaluated the propriety of the above accounting treatment, and determined that we should use one consistent definition of lease term, typically the initial lease term, for purposes of determining lease classification, straight-line rent expense, and the depreciation or amortization period for the related asset. As a result, we concluded that our depreciation and amortization expense had been understated through fiscal 2004 in the cumulative amount of $30,222. In the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, depreciation and amortization expense had been understated by $1,383, $3,223, $1,342 and $3,138, respectively. As a result, our property and equipment, net, and certain intangible assets as of August 9, 2004, and January 31, 2004, were overstated by $33,445 and $30,222, respectively, with respect to this matter. We have corrected these errors through our restatement.

Our historical practices for determining depreciable life and amortization periods also resulted in errors in the timing and classification of expense recognition for fixed assets subjected to facility action charges in prior fiscal periods. Generally, restaurants subject to facility action charges were over-impaired in the fiscal year of the facility action charge to the extent that such assets had been under-depreciated or under-amortized leading up to the impairment date. Through fiscal 2004, these errors resulted in a cumulative net understated expense of $1,014. This was comprised of a cumulative understatement of depreciation and amortization expense of $17,300, partially offset by a cumulative overstatement of facility action charges of $16,286. In the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, we overstated facility action charges by $182, $803, $421 and $696, respectively, and understated depreciation and amortization expense by $22, $52, $98 and $229, respectively. As a result, in the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, these errors resulted in a net overstatement of expenses by $160, $751, $323 and $467, respectively. Also as a result, our property and equipment, net, as of August 9, 2004, and January 31, 2004, was overstated by $263 and $1,014, respectively, with respect to this matter. We have corrected these errors through our restatement.

(ii) Unretired Property and Equipment

We identified instances in which property and equipment was not retired in a timely manner or in which certain expenditures were incorrectly capitalized.

During fiscal 2001, we sold many company-operated restaurants to franchisees. In one of these transactions, we sold 19 restaurant properties, of which eight were fee-owned properties and eleven were leased properties. We sold the eight fee-owned properties and subleased the eleven leased properties to the buyer. In recording the transaction, we did not retire the net book value of the eight fee-owned properties. Through fiscal 2004, this error resulted in a cumulative net understated expense of $5,333. As a result of this error, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, we overstated depreciation expense by $31, $72, $34 and $79, respectively. Also as a result, as of August 9, 2004, and January 31, 2004, our property and equipment was overstated by approximately $5,261 and $5,333, respectively. We have corrected these errors through our restatement.

We also identified $1,315 of other property and equipment that was not timely retired when the assets were removed from service, primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of general and administrative expenses, net of subsequent over-depreciation, of $1,175. As a result of these errors, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, we understated general and administrative expenses by $99 and $83 and overstated general and administrative expenses by $9 and $20, respectively. Also as a result of these errors, as of August 9, 2004, and January 31, 2004, our property and equipment was overstated by $1,258 and $1,175, respectively. We have corrected these errors through our restatement.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Additionally, the we did not timely retire certain software development expenditures when the software applications were taken out of service. We also did not properly expense certain software development costs when incurred, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These accounting errors occurred primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of expenses of $2,267. As a result of these errors, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, we overstated depreciation expense by $148, $311, $140 and $50, respectively. Also as a result of these errors, as of August 9, 2004, and January 31, 2004, our property and equipment was overstated by $1,956 and $2,267, respectively. We have corrected these errors through our restatement.

(iii) Overstated Property Tax Expense

We determined that we had misstated our property tax expense and accrued property taxes in prior fiscal periods. These errors resulted from imprecise metrics used to calculate our property tax accrual. Through fiscal 2004, this resulted in a cumulative overstatement of property tax expenses of $1,198. As a result of these errors, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, we understated property tax expenses by $108 and $250 and overstated property tax expenses by $142 and $333, respectively. Also as a result, as of August 9, 2004, and January 31, 2004, accrued property taxes were overstated by $948 and $1,198, respectively. We have corrected these errors through our restatement.

(iv) Understated Deferred Tax Liability

In September 2004, we determined that, when we adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003, as a result of temporary differences relating to the treatment of goodwill relating to our Carl’s Jr. brand, we should have recorded income tax expense to increase our deferred tax valuation allowance, which would have resulted in a deferred tax liability. We had not previously recorded this deferred tax liability. Through fiscal 2004, this resulted in a cumulative understatement of income tax expense of $1,413. As a result of these errors, for the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, our income tax expense was understated by $62, $144, $144 and $288, respectively. Also as a result, as of August 9, 2004, and January 31, 2004, our deferred tax liability was understated by $1,557 and $1,413, respectively. We determined in September 2004 that the error was immaterial and did not record an adjustment. In light of the conclusion to restate our financial statements for the other matters discussed herein, we determined it was appropriate to also include this adjustment in the restatement.

(v) Other Items

We identified several other items that we have corrected through our restatement. For the twelve and twenty-eight weeks ended August 9, 2004, and twelve and twenty-eight weeks ended August 11, 2003, these additional items aggregate to reduction to expense upon restatement of $117, $274, $38 and $102, respectively. Also as a result, prior to the restatement, as of August 9, 2004, and January 31, 2004, our accumulated deficit had been understated by $591 and $865, respectively, with respect to these items.

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

Loss Contingencies

We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”),which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our consolidated financial statements. If only a range of loss can be determined, we accrue to the low end of the range. In accordance with SFAS 5, as of August 9, 2004, we have recorded an accrued liability for contingencies related to litigation in the amount of $11,755 (see note 10 of Notes to Condensed Consolidated Financial Statements herein for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related consolidated financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts we have accrued in our condensed consolidated financial statements.

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

In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of August 9, 2004, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $20,118 and $9,557, respectively. Troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-owned restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of August 9, 2004, the net book value of land and buildings under lease to Hardee’s franchisees that are considered to be troubled franchisees was approximately $17,746 and is included in the amount above. During fiscal 2005 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.

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

As of August 9, 2004, and January 31, 2004, we have a net deferred tax liability of $1,557 and $1,413, respectively, that arose from a financial versus tax reporting difference in accounting for goodwill. With goodwill no longer amortized for financial reporting purposes, while such amortization continues for income tax reporting purposes, the reversal timing of the associated deferred tax liability has become indeterminable. Accordingly, such deferred tax liability may not be offset by the Company’s deferred tax assets, which all have determinable reversal timing for purposes of reducing the Company’s deferred tax valuation allowance.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Hardee’s Revolution

We completed a comprehensive plan to revitalize Hardee’s involving a repositioning of the brand as a premium burger restaurant (the “Hardee’s Revolution”) during fiscal 2004. The plan included menu adjustments and associated advertising and media strategies. This menu, featuring Angus beef Thickburgers,™ along with related media, seeks to distinguish Hardee’s as a premium burger specialist.

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

Financial Comparison

The table below is a condensed presentation of certain changes in the components of net income (loss), and is designed to facilitate the discussion of results in this Form 10-Q/A.

	(All amounts are approximate and in millions)
	Second Fiscal Quarter	Year-To-Date
	(as restated)	(as restated)
Current Year:
Net loss	$(12.7)	$(2.2)
Prior Year:
Net income (loss)	$5.2	$(2.5)

(Decrease) increase in net income or loss	$(17.9)	$0.3

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	(All amounts are approximate and in millions)
	Second Quarter	Year-To-Date
	Fiscal Year 2005 vs.	Fiscal Year 2005 vs.
	Second Quarter	Year-To-Date
	Fiscal Year 2004	Fiscal Year 2004
	(as restated)	(as restated)
Items causing net income/loss to decrease from the prior year to the current year:
Approximate store margin improvement in Hardee’s restaurants	$4.5	$20.9
Approximate store margin improvement in Carl’s Jr. restaurants	0.4	5.2
Increase in net franchising income, excluding provisions for doubtful accounts	3.7	8.2
Increase in provision for litigation settlements	(8.4)	(8.2)
Provision for disposal of interest in corporate aircraft	(1.5)	(1.5)
Increase in corporate overhead	(4.2)	(10.7)
Increase in facility action charges	(1.5)	(7.5)
(Increase) decrease in loss from discontinued operations	(0.4)	1.6
Decrease in provisions for doubtful accounts	1.7	4.0
Increase in advertising expense, excluding La Salsa and Green Burrito	(0.6)	(1.8)
Decrease in interest expense, excluding write-off of unamortized loan fees	0.9	1.7
Increase in operating losses of La Salsa and Green Burrito, excluding facility action charges and provisions for doubtful accounts	(1.4)	(1.4)
Increase in write-off of unamortized loan fees	(3.8)	(4.2)
Premium paid upon redemption of Senior Notes	(9.1)	(9.1)
Increase in other income, net, excluding premium paid upon redemption of Senior Notes	1.8	3.3
All other, net	0.0	(0.2)

(Decrease) increase in net income or loss	$(17.9)	$0.3

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis and are presented in the same format in which we present segment information (see Note 8 of Notes to Condensed Consolidated Financial Statements).

	Twelve Weeks Ended August 9, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
	(as restated)	(as restated)	(as restated)		(as restated)
Company-operated revenue	$129,412	$140,569	$11,498	$323	$281,802
Company-operated average weekly unit volume (actual $- not in thousands)	25,195	17,089	15,257
Company-operated average unit volume (trailing 13 periods)	1,255	838	736
Franchise-operated average unit volume (trailing 13 periods)	1,120	887	798
Average check (actual $- not in thousands) (B)	5.92	4.68	9.76
Company-operated same-store sales increase (C)	8.1%	6.2%	4.6%
Company-operated same-store transactions increase (decrease) (D)	1.6%	(0.7)%	0.8%
Franchise-operated same-store sales increase (C)	7.6%	4.8%	3.2%
Operating costs as a % of company-operated revenue:
Food and packaging	29.5%	30.2%	27.0%
Payroll and employee benefits	28.9%	33.7%	37.2%
Occupancy and other operating costs	21.2%	22.1%	34.2%
Restaurant level margin	20.4%	14.0%	1.6%
Advertising as a percentage of company-operated revenue	6.8%	5.9%	2.7%
Franchising revenue:
Royalties	$5,764	$10,833	$400	$79	$17,076
Distribution centers	41,129	4,416	—	—	45,545
Rent	4,818	2,640	—	—	7,458
Retail sales of variable interest entity	—	—	—	1,483	1,483
Other	217	153	—	—	370

Total franchising revenue	51,928	18,042	400	1,562	71,932

Franchising expense:
Administrative expense (including provision for bad debts)	644	418	202	—	1,264
Distribution centers	39,778	4,318	—	—	44,096
Rent and other occupancy	4,147	1,594	—	—	5,741
Operating costs of variable interest entity	—	—	—	1,463	1,463

Total franchising expense	44,569	6,330	202	1,463	52,564

Net franchising income	$7,359	$11,712	$198	$99	$19,368

Facility action charges, net	$269	$1,042	$567	$5	$1,883
Operating income (loss)	$6,516	$2,535	$(1,973)	$33	$7,111

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Twelve Weeks Ended August 11, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
	(as restated)	(as restated)	(as restated)		(as restated)
Company-operated revenue	$121,792	$138,611	$10,439	$326	$271,168
Company-operated average weekly unit volume (actual $- not in thousands)	22,940	15,838	14,944
Company-operated average unit volume (trailing 13 periods)	1,158	758	726
Franchise-operated average unit volume (trailing 13 periods)	1,060	808	640
Average check (actual $- not in thousands) (B)	5.55	4.38	9.20
Company-operated same-store sales increase (decrease) (C)	2.3%	1.0%	(2.0)%
Company-operated same-store transactions decrease (D)	(1.0)%	(7.0)%	(3.0)%
Franchise-operated same-store sales increase (decrease) (C)	(1.3)%	(1.8)%	4.5%
Operating costs as a % of company-operated revenue:
Food and packaging	28.5%	31.3%	25.9%
Payroll and employee benefits	28.5%	33.8%	30.2%
Occupancy and other operating costs	21.6%	23.9%	33.6%
Restaurant level margin	21.4%	11.0%	10.3%
Advertising as a percentage of company-operated revenue	6.4%	6.2%	1.0%
Franchising revenue:
Royalties	$5,078	$9,192	$358	$62	$14,690
Distribution centers	36,342	4,209	—	—	40,551
Rent	4,922	2,081	—	—	7,003
Other	162	106	35	—	303

Total franchising revenue	46,504	15,588	393	62	62,547

Franchising expense:
Administrative expense (including provision for bad debts)	977	1,511	128	—	2,616
Distribution centers	35,341	3,891	—	—	39,232
Rent and other occupancy	4,911	1,755	—	—	6,666

Total franchising expense	41,229	7,157	128	—	48,514

Net franchising income	$5,275	$8,431	$265	$62	$14,033

Facility action charges (gains), net	$(737)	$976	$192	$(21)	$410
Operating income (loss)	$15,210	$(679)	$(25)	$(33)	$14,473

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Twenty-eight Weeks Ended August 9, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
	(as restated)	(as restated)	(as restated)		(as restated)
Company-operated revenue	$299,621	$321,587	$25,700	$766	$647,674
Company-operated average weekly unit volume (actual $- not in thousands)	25,033	16,625	14,803
Average check (actual $- not in thousands) (B)	5.85	4.62	9.62
Company-operated same-store sales increase (C)	9.0%	9.3%	5.3%
Company-operated same-store transactions increase (D)	1.7%	0.6%	1.8%
Franchise-operated same-store sales increase (C)	8.0%	7.7%	3.8%
Operating costs as a % of company-operated revenue:
Food and packaging	28.9%	29.7%	27.4%
Payroll and employee benefits	28.4%	33.4%	35.0%
Occupancy and other operating costs	21.5%	22.0%	34.0%
Restaurant level margin	21.2%	14.9%	3.6%
Advertising as a percentage of company- operated revenue	6.6%	5.9%	2.8%
Franchising revenue:
Royalties	$13,345	$24,171	$924	$183	$38,623
Distribution centers	93,386	9,653	—	—	103,039
Rent	11,491	5,852	—	—	17,343
Retail sales of variable interest entity	—	—	—	1,483	1,483
Other	582	269	33	—	884

Total franchising revenue	118,804	39,945	957	1,666	161,372

Franchising expense:
Administrative expense (including provision for bad debts)	1,996	1,701	653	—	4,350
Distribution centers	90,765	9,728	—	—	100,493
Rent and other occupancy	9,482	3,768	—	—	13,250
Operating costs of variable interest entity	—	—	—	1,463	1,463

Total franchising expense	102,243	15,197	653	1,463	119,556

Net franchising income	$16,561	$24,748	$304	$203	$41,816

Facility action charges, net	$1,469	$5,407	$1,766	$57	$8,699
Operating income (loss)	$27,565	$5,829	$(4,463)	$189	$29,120

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Twenty-eight Weeks Ended August 11, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Company-operated revenue	$280,076	$306,224	$23,135	$775	$610,210
Company-operated average weekly unit volume (actual $- not in thousands)	22,618	14,980	14,341
Average check (actual $- not in thousands) (B)	5.44	4.25	9.10
Company-operated same-store sales increase (decrease) (C)	0.8%	(1.7)%	(2.0)%
Company-operated same-store transactions decrease (D)	(1.7)%	(8.7)%	(4.2)%
Franchise-operated same-store sales increase (decrease) (C)	(1.5)%	(4.1)%	1.9%
Operating costs as a % of company-operated revenue:
Food and packaging	28.4%	31.1%	26.1%
Payroll and employee benefits	28.8%	35.8%	30.9%
Occupancy and other operating costs	21.9%	24.3%	32.7%
Restaurant level margin	20.9%	8.8%	10.3%
Advertising as a percentage of company-operated revenue	6.4%	6.3%	2.1%
Franchising revenue:
Royalties	$11,647	$19,665	$771	$172	$32,255
Distribution centers	82,921	11,067	—	—	93,988
Rent	12,012	4,201	—	—	16,213
Other	357	180	65	—	602

Total franchising revenue	106,937	35,113	836	172	143,058

Franchising expense:
Administrative expense (including provision for bad debts)	2,334	3,066	264	—	5,664
Distribution centers	80,770	11,257	—	—	92,027
Rent and other occupancy	11,723	4,021	—	—	15,744

Total franchising expense	94,827	18,344	264	—	113,435

Net franchising income	$12,110	$16,769	$572	$172	$29,623

Facility action charges (gains), net	$(485)	$2,235	$192	$(745)	$1,197
Operating income (loss)	$32,968	$(10,781)	$(433)	$491	$22,245

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

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

Presentation of Non-GAAP Measures

EBITDA

EBITDA is a typical non-GAAP measure (i.e., a measure calculated and presented on the basis of methodologies other than in accordance with accounting principles generally accepted in the United States of America, or “GAAP”) for companies that issue public debt and a measure used by the lenders under our bank credit facility. We believe EBITDA is useful to our investors as an indicator of earnings available to service debt. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. We calculate EBITDA as earnings before cumulative effect of accounting changes, operations of discontinued segment, interest expense, income taxes, depreciation and amortization, facility action charges, premiums on early redemption of debt, impairment of goodwill and impairment of assets held for sale. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. Additionally, we believe EBITDA is a more meaningful indicator of earnings available to service debt when certain charges, such as impairment of goodwill and facility action charges, are excluded from income (loss) from continuing operations. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes and debt service payments and cash costs arising from facility actions.

	Twelve Weeks Ended August 9, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Net income (loss)	$5,648	$(16,403)	$(2,002)	$68	$(12,689)
Loss from operations of discontinued segment, excluding impairment	—	—	—	23	23
Interest expense (income)	1,094	10,857	(2)	14	11,963
Income tax expense	106	14	—	124	244
Depreciation and amortization	5,691	9,052	988	41	15,772
Facility action charges, net	269	1,042	567	5	1,883
Premium on early redemption of Senior Notes	—	9,126	—	—	9,126
Impairment of Timber Lodge	—	—	—	281	281

EBITDA	$12,808	$13,688	$(449)	$556	$26,603

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Twelve Weeks Ended August 11, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
	(as restated)	(as restated)	(as restated)		(as restated)
Net income (loss)	$13,993	$(8,744)	$(19)	$(7)	$5,223
Income from operations of discontinued segment, excluding impairment	—	—	—	(46)	(46)
Interest expense (income)	1,338	7,726	(32)	(15)	9,017
Income tax expense	146	27	—	182	355
Depreciation and amortization	6,230	9,053	916	42	16,241
Facility action charges (gains), net	(737)	976	192	(21)	410

EBITDA	$20,970	$9,038	$1,057	$135	$31,200

	Twenty-eight Weeks Ended August 9, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
	(as restated)	(as restated)	(as restated)		(as restated)
Net income (loss)	$25,351	$(22,916)	$(4,534)	$(86)	$(2,185)
Income from operations of discontinued segment, excluding impairment	—	—	—	(431)	(431)
Interest expense (income)	2,767	20,927	(25)	14	23,683
Income tax expense	247	39	1	308	595
Depreciation and amortization	13,121	21,269	2,333	95	36,818
Facility action charges, net	1,469	5,407	1,766	57	8,699
Premium on early redemption of Senior Notes	—	9,126	—	—	9,126
Impairment of Timber Lodge	—	—	—	898	898

EBITDA	$42,955	$33,852	$(459)	$855	$77,203

	Twenty-eight Weeks Ended August 11, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Net income (loss)	$30,294	$(30,645)	$(431)	$(1,697)	$(2,479)
Loss from operations of discontinued segment, excluding impairment	—	—	—	501	501
Interest expense (income)	2,864	18,357	(27)	(8)	21,186
Income tax expense	345	61	—	312	718
Depreciation and amortization	14,331	20,453	2,038	98	36,920
Facility action charges (gains), net	(485)	2,235	192	(745)	1,197
Impairment of Timber Lodge	—	—	—	1,566	1,566

EBITDA	$47,349	$10,461	$1,772	$27	$59,609

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The following table reconciles EBITDA (a non-GAAP measure) to cash flow provided by operating activities (a GAAP measure):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 9, 2004	August 11, 2003	August 9, 2004	August 11, 2003
	(as restated)	(as restated)	(as restated)	(as restated)
Net cash provided by operating activities	$20,162	$26,311	$67,603	$44,475
Interest expense	11,963	9,017	23,683	21,186
Income tax expense	244	355	595	718
Premium on early redemption of Senior Notes	9,126	—	9,126	—
Amortization of loan fees	(952)	(1,123)	(1,994)	(2,536)
Recovery of (provision for) losses on accounts and notes receivable	1,550	(128)	1,792	(2,192)
Loss on sales of property and equipment, capital leases and extinguishment of debts	(5,031)	(309)	(6,316)	(78)
Deferred income taxes	(62)	(144)	(144)	(288)
Other non-cash credits	(183)	149	483	167
Net change in refundable income taxes	425	(497)	421	(639)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(210)	1,720	3,298	4,956
Net change in accounts receivable, inventories, prepaid expenses and other current assets	3,321	5,147	(6,670)	(6,030)
Net change in accounts payable and other current and long term liabilities	(14,030)	(9,349)	(14,926)	(346)
EBITDA from operations of discontinued segment	(19)	32	441	(503)
Net cash provided to discontinued segment	280	51	252	216

EBITDA, including operations of discontinued segment	26,584	31,232	77,644	59,106
Less: EBITDA from operations of discontinued segment	19	(32)	(441)	503

EBITDA	$26,603	$31,200	$77,203	$59,609

Carl’s Jr.

During the twelve weeks ended August 9, 2004, we opened two Carl’s Jr. restaurants. Carl’s Jr. franchisees and licensees opened four restaurants. During the twenty-eight weeks ended August 9, 2004, we opened four Carl’s Jr. restaurants. Carl’s Jr. franchisees and licensees opened nine restaurants. The following tables show the change in the Carl’s Jr. restaurant portfolio, as well as the change in revenue for the current quarter and year-to-date:

	Restaurant Portfolio			Revenue
	Second Fiscal Quarter			Second Fiscal Quarter			Year-To-Date
	2005	2004	Change	2005	2004	Change	2005	2004	Change
				(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Company	429	442	(13)	$129,412	$121,792	$7,620	$299,621	$280,076	$19,545
Franchised and licensed(a)	587	558	29	51,928	46,504	5,424	118,804	106,937	11,867

Total	1,016	1,000	16	$181,340	$168,296	$13,044	$418,425	$387,013	$31,412

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

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

     The changes in the restaurant-level margin are explained as follows:

	Twelve	Twenty-eight
	Weeks	Weeks
	(as restated)	(as restated)
Restaurant-level margin for the period ended August 11, 2003	21.4%	20.9%
Increase in food and packaging costs	(1.0)	(0.5)
Increase in workers’ compensation expense	(0.9)	(0.4)
Decrease in labor costs, excluding workers’ compensation	0.5	0.7
Increase in general liability insurance expense	(0.4)	—
Decrease in utilities expense	0.3	0.2
Decrease in depreciation, rent, property taxes and licenses	0.2	0.1
Decrease in repair and maintenance expense	0.2	0.2
Increase in cost of promotional items	—	(0.3)
Other, net	0.1	0.3

Restaurant-level margin for the period ended August 9, 2004	20.4%	21.2%

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

Franchised and Licensed Restaurants

Franchised and licensed restaurant revenues increased $5,424, or 11.7%, to $51,928 during the twelve weeks ended August 9, 2004, as compared to the twelve weeks ended August 11, 2003. The increase is comprised mainly of an increase of $4,787, or 13.2%, in food, paper and supplies sales to franchisees, resulting from the increase in the franchise store base over the comparable prior year period, overall commodity cost increases passed through to franchisees and the food purchasing volume impact of the 7.6% increase in franchise same-store sales. For similar reasons, franchise royalties also grew $686, or 13.5%, during the twelve weeks ended August 9, 2004, as compared to the twelve weeks ended August 11, 2003.

Franchised and licensed restaurant revenues increased $11,867, or 11.1%, to $118,804 during the twenty-eight weeks ended August 9, 2004, as compared to the twenty-eight weeks ended August 11, 2003. The increase is comprised mainly of an increase of $10,465, or 12.6%, in food, paper and supplies sales to franchisees and an increase of $1,698, or 14.6%, in franchise royalties, both for reasons similar to those noted in the second fiscal quarter discussion above.

Net franchising income increased $2,084, or 39.5%, during the twelve weeks ended August 9, 2004, as compared to the twelve weeks ended August 11, 2003, and increased $4,451, or 36.8%, during the twenty-eight weeks ended August 9, 2004, as compared to the twenty-eight weeks ended August 11, 2003. These increases are primarily due to increased profits from subleasing facilities to franchisees and the increase in franchise royalties.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

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

	Restaurant Portfolio			Revenue
	Second Fiscal Quarter			Second Fiscal Quarter			Year-To-Date
	2005	2004	Change	2005	2004	Change	2005	2004	Change
					(as restated)	(as restated)		(as restated)	(as restated)
Company	690	729	(39)	$140,569	$138,611	$1,958	$321,587	$306,224	$15,363
Franchised and licensed	1,377	1,425	(48)	18,042	15,588	2,454	39,945	35,113	4,832

Total	2,067	2,154	(87)	$158,611	$154,199	$4,412	$361,532	$341,337	$20,195

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

The changes in restaurant-level margins are explained as follows:

	Twelve	Twenty-eight
	Weeks	Weeks
	(as restated)	(as restated)
Restaurant-level margin for the period ended August 11, 2003	11.0%	8.8%
Decrease in labor and incentive costs, excluding workers’ compensation	1.1	3.0
Decrease in food and packaging costs	1.1	1.4
Increase in workers’ compensation insurance expense	(1.0)	(0.4)
Decrease in general liability insurance expense	0.8	0.6
Increase in asset retirement expense	(0.5)	(0.3)
Decrease in repair and maintenance expenses	0.4	0.3
Decrease in cost of promotional items	0.3	0.2
Decrease in utilities expense	0.2	0.6
Decrease in rent, depreciation, property taxes and licenses	0.3	0.4
Decrease in restaurant opening costs	—	0.2
Other, net	0.3	0.1

Restaurant-level margin for the period ended August 9, 2004	14.0%	14.9%

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

Franchised and Licensed Restaurants

Franchised and licensed restaurant revenues increased $2,454, or 15.7%, to $18,042 during the twelve weeks ended August 9, 2004, as compared to the twelve weeks ended August 11, 2003. During the same period franchise royalties grew $1,641, or 17.9%, primarily due to improved financial health of certain franchisees, which allowed them to resume royalty payments to us, and the 4.8% increase in franchise same-store sales, partially offset by the decrease in the number of franchised restaurants. Similarly, rent revenues increased $559 during the twelve weeks ended August 9, 2004, as the improved financial health of certain franchisees has allowed them to resume making lease or sublease payments to the Company.

Franchised and licensed restaurant revenues increased $4,832, or 13.8%, to $39,945 during the twenty-eight weeks ended August 9, 2004, as compared to the twenty-eight weeks ended August 11, 2003. During the same period franchise royalties grew $4,506, or 22.9%, both for reasons similar to those noted in the second fiscal quarter discussion above.

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

Net franchising income increased $3,281, or 38.9%, during the twelve weeks ended August 9, 2004 and increased $7,979, or 47.6%, during the twenty-eight weeks ended August 9, 2004 as compared to the same periods in the prior year. These increases are primarily due to the increases in franchise royalties and rents noted above. The increases are also due to approximately $1,100 in collections of franchise receivables that were previously fully reserved and reductions in reserves for franchise bad debts due to continued improvements in the health of certain franchisees that took place in the second fiscal quarter.

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

				Revenue
	Restaurant Portfolio Second Fiscal Quarter			Second Fiscal Quarter			Year-To-Date
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Company	62	60	2	$11,498	$10,439	$1,059	$25,700	$23,135	$2,565
Franchised and licensed	43	40	3	400	393	7	957	836	121

Total	105	100	5	$11,898	$10,832	$1,066	$26,657	$23,971	$2,686

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

Restaurant-level margins were 1.6% and 10.3% as a percent of company-operated restaurant revenues for the twelve-week periods ended August 9, 2004, and August 11, 2003, respectively. Margins were negatively impacted by approximately 110 basis points due to an increase in food and packaging costs as a percent of sales, resulting primarily from higher produce and dairy costs. Margins were also negatively impacted by approximately 700 basis points due to an increase in payroll and employee benefit costs, primarily as a result of an approximate $570 charge recorded in the current year to reflect an increase in the actuarial estimate of workers’ compensation claims losses in prior policy years and, to a lesser extent, the first half of fiscal 2005. Payroll and employee benefit costs were also affected by increased hourly labor related to higher costs associated with new restaurant openings and the fixed nature of labor on lower sales at more labor-intensive full service locations. Occupancy and other expenses negatively impacted margins by approximately 60 basis points, due mainly to amortization of intangible assets (approximately 200 basis points), which had been classified as general and administrative expenses in the prior year comparable period, and increased rent expense (approximately 190 basis points) due mainly to an adjustment to deferred rents based on current lease terms, partially offset by a decrease in restaurant opening costs (approximately 140 basis points).

Restaurant-level margins were 3.6% and 10.3% as a percent of company-operated restaurant revenues for the twenty-eight weeks ended August 9, 2004, and August 11, 2003, respectively. Margins were negatively impacted by approximately 130 basis points due to an increase in food and packaging costs as a percent of sales, resulting primarily from higher produce and dairy costs. Margins were also negatively impacted by approximately 410 basis points due to an increase in payroll and employee benefit costs for the same reasons noted in the second fiscal quarter discussion above. Occupancy and other expenses negatively impacted margins by approximately 120 basis points, due mainly to amortization of intangible assets (approximately 210 basis points), which had been classified as general and administrative expenses in the prior year comparable period, and increased rent expense (approximately 100 basis points) due mainly to an adjustment to deferred rents based on current lease terms, partially offset by a decrease in restaurant opening costs (approximately 90 basis points).

Consolidated Variable Interest Entities

We consolidate the results of one variable interest entity (VIE), a franchise that operates six Hardee’s restaurants, and a group of Hardee’s cooperative advertising funds. We do not possess any ownership interest in the VIE franchise. Retail sales and operating expenses of the VIE franchise are included within Franchise and Licensed

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Restaurants and Other and the resulting minority interest in the income of the VIE franchisee is included in Other Income (Expense), Net, in the accompanying Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended August 9, 2004. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion of the VIE franchise.) The Hardee’s cooperative advertising funds consist of the Hardee’s National Advertising Fund and many local advertising cooperative funds. Each of these funds is a separate non-profit association with all the proceeds segregated and managed by a third-party accounting service company. The group of funds has been reported in the Company’s accompanying Condensed Consolidated Balance Sheet as of August 9, 2004, on a net basis, and is included within Advertising Fund Assets, Restricted, and Advertising Fund Liabilities within current assets and current liabilities, respectively. The funds are reported as of the latest practicable date, which is June 30, 2004. Beginning in the second quarter of fiscal 2005, the group of funds has been reported in our Condensed Consolidated Statements of Operations on a net basis, whereby contributions from franchisees have been recorded as offsets to our reported advertising expenses. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion of the Hardee’s cooperative advertising funds.)

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

Consolidated General and Administrative Expense (as restated)

General and administrative expenses were 11.1% of total revenue during the twelve weeks ended August 9, 2004, as compared to 7.4% during the twelve weeks ended August 11, 2003. For the same period, general and administrative expenses increased $14,307, or 57.6%, to $39,153 as compared to the prior year period. This increase, in both dollar and percentage terms, is primarily due to charges of $7,000 and $1,250 in the current year to increase the litigation accrual for a pending matter to its estimated settlement amount (see Note 10 of Notes to Condensed Consolidated Financial Statements herein) and to increase the accrual for certain other litigation contingencies, increased corporate and regional management incentive compensation expense as a result of our improved financial performance, a charge of approximately $1,500 for losses incurred upon disposal of a partial interest in a corporate jet in which we shared ownership interest with a related party, increased legal and consulting expenses pursuant to payroll services outsourcing and compliance work associated with the Sarbanes-Oxley Act of 2002 (and new corporate governance requirements imposed by the New York Stock Exchange), and increased legal fees with respect to ongoing litigation, partially offset by a decrease in depreciation expense with respect to information systems software.

General and administrative expenses were 9.5% of total revenue during the twenty-eight weeks ended August 9, 2004, as compared to 7.5% during the twenty-eight weeks ended August 11, 2003. For the same period, general and administrative expenses increased $20,355, or 36.1%, to $76,810 as compared to the prior year period. This increase, in both dollar and percentage terms, is primarily due to the charges incurred during the current year fiscal second quarter, as discussed above, along with the fiscal first half impact of increased incentive compensation expense as a result of our improved financial performance, increased legal and consulting expenses pursuant to payroll services outsourcing and compliance work associated with the Sarbanes-Oxley Act of 2002 (and new corporate governance requirements imposed by the New York Stock Exchange), and increased legal fees with respect to ongoing litigation, partially offset by a decrease in depreciation expense with respect to information systems software.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Consolidated Interest Expense (as restated)

During the twelve weeks ended August 9, 2004, interest expense increased $2,946, or 32.7%, to $11,963, as compared to the twelve weeks ended August 11, 2003, primarily as a result of $3,817 of deferred financing cost write-offs pursuant to our refinancing and debt prepayment activity during the current year quarter (see Note 5 of Notes to Condensed Consolidated Financial Statements herein), partially offset by lower average borrowings, lower interest rates upon refinancing our Senior Notes with a lower cost bank term loan and further amortization of our capital lease obligations since the prior year comparable period. During the twenty-eight weeks ended August 9, 2004, interest expense increased $2,497, or 11.8%, to $23,683, as compared to the twenty-eight weeks ended August 11, 2003, primarily as a result of the same factors noted above.

Consolidated Other Income (Expense), Net (as restated)

Other income (expense), net, typically consists of lease and sublease income from non-franchisee tenants, provisions for bad debts on certain notes receivable from franchisees, and other non-operating charges. Other expense, net increased by $7,365, to $7,289, during the twelve weeks ended August 9, 2004, over the comparable prior year period due mainly to a $9,126 premium paid upon early redemption of our Senior Notes in the current year quarter, partially offset by receipt of a $515 lease termination make-whole payment and approximately $300 of interest income upon collection of officer and non-employee director notes receivable. For the twenty-eight weeks ended August 9, 2004, other expense, net increased by $5,807, to $6,560, mainly due to the same factors noted above.

Consolidated Income Tax Expense (as restated)

We recorded income tax expense of $244 and $355 for the twelve week periods ended August 9, 2004, and August 11, 2003, respectively. For the twenty-eight week periods ended August 9, 2004, and August 11, 2003, we recorded income tax expense of $595 and $718, respectively. These amounts for both periods were comprised of foreign income taxes and deferred taxes associated with a difference in amortization of goodwill for financial reporting versus income tax reporting purposes. We believe that our net operating loss carryforward is such that we will not be required to pay federal or state income taxes on this fiscal year’s taxable earnings, if any, and have only provided for foreign income taxes.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

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

We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of August 9, 2004, our current ratio was 0.74 to 1.

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

The Facility also required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375% multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Accordingly, the change in the fair value of the $371 of interest rate cap premiums will be recognized quarterly in interest expense in the condensed consolidated statement of operations. During the quarter ended August 9, 2004, we recorded $49 of interest expense to reduce the carrying value of the interest rate cap premium to its fair value of $322. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

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

During the twenty-eight weeks ended August 9, 2004, cash provided by operating activities was $67,603, an increase of $23,128 over the prior year comparable period. The increase resulted mainly from a trend change in the accounts payable balance fluctuation in the current year first half as compared to the prior year first half. Such trend can vary significantly from quarter to quarter depending upon the timing of large vendor payments. In addition, while net loss during the twenty-eight weeks ended August 9, 2004 is slightly lower ($294) than net loss for the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

comparable prior year period, the current year period includes significantly more non-cash charges, including a significant portion of our facility action charges and the deferred financing cost write-offs noted above.

Cash used in investing activities during the twenty-eight weeks ended August 9, 2004, totaled $19,129, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment and collections on notes receivable.

Cash used in financing activities during the twenty-eight weeks ended August 9, 2004, totaled $66,251, which principally consisted of redemption of $200,000 of our Senior Notes due 2009 and $22,319 of our 2004 Convertible Notes, repayment of $44,451 of the term loans under our bank credit facilities (of which $43,515 represented voluntary prepayment thereof), repayment of the $10,137 remaining balance of our then-existing Facility term loan, $6,000 of financing costs incurred in connection with our refinancing activity during the second fiscal quarter and a $9,293 decrease in our bank overdraft position (which is generally not a significant source or use of cash over the long term), partially offset by the $230,000 of proceeds from the term loan component of our Facility.

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

Derivative Financial Instruments

On July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375% multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the $371 of interest rate cap premiums will be recognized quarterly in interest expense in the consolidated statement of operations. During the quarter ended August 9, 2004, we recorded $49 of interest expense to reduce the carrying value of the interest rate cap premium to its fair value of $322. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.

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

In connection with the preparation of the Form 10-Q as of August 9, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by the Form 10-Q report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings.

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

Based on the information obtained during its internal review and Section 404 compliance work subsequent to August 9, 2004, the Company’s Chief Executive Officer and Chief Financial Officer concluded in December 2004 that, because of the material weaknesses in internal controls over financial reporting described above, the Company’s disclosure controls and procedures, as of the end of the period covered by this Form 10-Q/A report, were not effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings.

Except as described below, there have been no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended August 9, 2004, or thereafter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 28, 2004, for the purpose of electing certain members of the Board of Directors. Management’s nominees for directors, whose term expired as of the date of the Annual Meeting, were elected by the following vote:

	Shares Voted For	Authority to Vote Withheld
Byron Allumbaugh	50,248,323	1,405,499
Douglas K. Ammerman	50,191,488	1,462,334
Frank P. Willey	50,394,060	1,259,762
Janet E. Kerr	50,342,496	1,311,326
Carl L. Karcher	50,401,549	1,252,273

The following individuals also continue to serve on the Board of Directors:

Peter Churm, William P. Foley, II, Daniel D. (Ron) Lane, Ronald B. Maggard, Sr., Daniel E. Ponder, Jr. and Andrew F. Puzder.

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