Form 10-Q
period 2004-11-01
CKE RESTAURANTS INC
filed 2004-12-20
CIK 919628

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 1, 2004

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

     As of December 3, 2004, 57,740,267 shares of the Registrant’s Common Stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par values)
(Unaudited)

	November 1, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$20,872	$54,355
Accounts receivable, net of allowance for doubtful accounts of $2,632 as of November 1, 2004 and $5,580 as of January 31, 2004	27,128	26,562
Related party trade receivables	7,023	7,991
Inventories	18,060	17,972
Prepaid expenses	13,407	16,053
Assets held for sale	1,825	18,760
Advertising fund assets, restricted	22,095	—
Other current assets	1,731	1,656

Total current assets	112,141	143,349
Notes receivable, net of allowance for doubtful accounts of $7,053 as of November 1, 2004 and $6,186 as of January 31, 2004	3,762	2,317
Property and equipment, net	463,143	479,660
Property under capital leases, net	37,961	44,895
Goodwill	22,649	22,649
Other assets	33,579	37,433

Total assets	$673,235	$730,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$5,510	$26,843
Current portion of capital lease obligations	5,127	7,028
Accounts payable	55,932	47,592
Advertising fund liabilities	22,095	—
Other current liabilities	101,173	105,419

Total current liabilities	189,837	186,882
Bank indebtedness and other long-term debt, less current portion	156,039	22,428
Senior subordinated notes	—	200,000
Convertible subordinated notes due 2023	105,000	105,000
Capital lease obligations, less current portion	52,020	56,877
Other long-term liabilities	57,635	56,077

Total liabilities	560,531	627,264

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 57,735,000 shares issued and 57,535,000 shares outstanding at November 1, 2004; 59,216,000 shares issued and 57,631,000 shares outstanding at January 31, 2004	577	592
Additional paid-in capital	453,238	464,689
Officer and non-employee director notes receivable	(547)	(2,530)
Accumulated deficit	(338,359)	(349,306)
Treasury stock at cost, 200,000 and 1,585,000 shares at November 1, 2004 and January 31, 2004, respectively	(2,205)	(10,406)

Total stockholders’ equity	112,704	103,039

Total liabilities and stockholders’ equity	$673,235	$730,303

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 1, 2004	November 3, 2003	November 1, 2004	November 3, 2003
		(as restated)		(as restated)
Revenue:
Company-operated restaurants	$280,618	$271,026	$928,291	$881,237
Franchised and licensed restaurants and other	68,328	63,747	229,700	206,804

Total revenue	348,946	334,773	1,157,991	1,088,041

Operating costs and expenses:
Restaurant operations:
Food and packaging	84,213	81,600	273,834	262,549
Payroll and other employee benefit expenses	85,162	86,687	286,970	284,232
Occupancy and other operating expenses	62,490	61,735	206,248	205,595

	231,865	230,022	767,052	752,376
Franchised and licensed restaurants and other	51,977	49,967	171,532	163,400
Advertising expenses	16,466	16,719	56,140	54,302
General and administrative expenses	28,630	25,661	105,439	82,119
Facility action charges, net	1,045	1,084	9,745	2,280

Total operating costs and expenses	329,983	323,453	1,109,908	1,054,477

Operating income	18,963	11,320	48,083	33,564
Interest expense	(6,746)	(9,940)	(30,429)	(31,126)
Other income (expense), net	1,024	(217)	(5,536)	(971)

Income before income taxes and discontinued operations	13,241	1,163	12,118	1,467
Income tax expense (benefit)	(70)	335	525	1,053

Income from continuing operations	13,311	828	11,593	414
Income (loss) from operations of discontinued segment (net of income tax expense (benefit) of $0, $(21), $0 and $(47) for the twelve-week periods ended November 1, 2004 and November 3, 2003, and the forty week periods ended November 1, 2004 and November 3, 2003, respectively)	(179)	111	(646)	(1,955)

Net income (loss)	$13,132	$939	$10,947	$(1,541)

Basic income (loss) per common share:
Continuing operations	$0.23	$0.02	$0.20	$0.01
Discontinued operations	—	—	(0.01)	(0.04)

Net income (loss)	$0.23	$0.02	$0.19	$(0.03)

Diluted income (loss) per common share:
Continuing operations	$0.20	$0.02	$0.19	$0.01
Discontinued operations	—	—	(0.01)	(0.04)

Net income (loss)	$0.20	$0.02	$0.18	$(0.03)

Weighted-average common shares outstanding:
Basic	57,605	57,598	57,568	57,511
Dilutive effect of stock options, warrants and convertible notes	13,812	1,304	1,934	—

Diluted	71,417	58,902	59,502	57,511

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)
(Unaudited)

	Forty Weeks Ended November 1, 2004
	Common Stock					Treasury Stock
				Officer and
	Number of		Additional	Non-Employee				Total
	Shares		Paid-In	Director Notes	Accumulated	Number of		Stockholders’
	Issued	Amount	Capital	Receivable	Deficit	Shares	Amount	Equity
Balance at January 31, 2004 (as previously reported)	59,216	$592	$464,689	$(2,530)	$(306,113)	(1,585)	$(10,406)	$146,232
Restatement adjustments	—	—	—	—	(43,193)	—	—	(43,193)

Balance at January 31, 2004 (as restated)	59,216	592	464,689	(2,530)	(349,306)	(1,585)	(10,406)	103,039
Exercise of stock options	423	4	2,290	—	—	—	—	2,294
Collections on officer and non-employee director notes receivable	—	—	—	1,983	—	—	—	1,983
Repurchase of common stock	—	—	—	—	—	(519)	(5,559)	(5,559)
Retirement of treasury stock	(1,904)	(19)	(13,741)	—	—	1,904	13,760	—
Net income	—	—	—	—	10,947	—	—	10,947

Balance at November 1, 2004	57,735	$577	$453,238	$(547)	$(338,359)	(200)	$(2,205)	$112,704

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	November 1, 2004	November 3, 2003
		(as restated)
Cash flow from operating activities:
Net income (loss)	$10,947	$(1,541)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,071	53,416
Amortization of loan fees	3,051	3,696
(Recovery of) provision for losses on accounts and notes receivable	(1,784)	2,197
Loss on sale of property and equipment, capital leases and extinguishment of debts	8,352	630
Facility action charges, net	9,745	2,280
Other non-cash credits	126	(387)
Net change in refundable income taxes	(818)	723
Deferred income taxes	205	431
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(4,317)	(7,453)
Net change in accounts receivable, inventories, prepaid expenses and other current assets	3,243	10,815
Net change in accounts payable and other current and long-term liabilities	19,303	(5,939)
Loss from operations of discontinued segment	646	1,955
Net cash provided to discontinued segment	(257)	(237)

Net cash provided by operating activities	100,513	60,586

Cash flow from investing activities:
Purchases of property and equipment	(43,864)	(32,735)
Proceeds from sale of property and equipment	11,650	12,451
Collections on notes receivable	2,337	4,884
Increase in cash upon consolidation of variable interest entity	100	—
Disposition of brand, net of cash surrendered	6,954	—
Net change in other assets	(407)	968

Net cash used in investing activities	(23,230)	(14,432)

Cash flow from financing activities:
Net change in bank overdraft	(8,852)	(7,566)
Repayments of borrowings under credit facility	(114,464)	(174,500)
Long-term borrowings	248,500	149,500
Repayments of long-term debt	(222,505)	(100,047)
Repayments of capital lease obligations	(5,975)	(7,859)
Collections on officer and non-employee director notes receivable	1,983	—
Payment of deferred loan fees	(6,188)	(1,157)
Proceeds from issuance of convertible debt	—	101,588
Repurchase of common stock	(5,559)	—
Proceeds from exercise of stock options	2,294	1,127

Net cash used in financing activities	(110,766)	(38,914)

Net (decrease) increase in cash and cash equivalents	(33,483)	7,240
Cash and cash equivalents at beginning of period	54,355	18,440

Cash and cash equivalents at end of period	$20,872	$25,680

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(28,165)	$(33,397)

Income taxes, net of refunds received	$(3,363)	$(1,521)

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$258	$271

Consolidation of advertising funds assets and liabilities	$22,095	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE (1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, The Green Burrito® (“Green Burrito”) and La Salsa Fresh Mexican Grill® (“La Salsa”) concepts. Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-brand Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California. As of November 1, 2004, the Company’s system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Company-operated	432	680	61	3	1,176
Franchised and licensed	585	1,367	40	15	2,007

Total	1,017	2,047	101	18	3,183

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The assumptions used for grants in the twelve weeks ended November 3, 2003, are as follows. No options were granted in the twelve weeks ended November 1, 2004.

November 3, 2003
Annual dividends	$—
Expected volatility	140.0%
Risk-free interest rate (matched to the expected term of the outstanding option)	2.99%
Expected life of all options outstanding (years)	5.45
Weighted-average fair value of each option granted	$6.08

The assumptions used to determine the fair value of each option granted are highly subjective. Changes in the assumptions used would affect the fair value of the options granted as follows:

Increase (Decrease) in
Fair Value of Options Granted
Twelve Weeks Ended
Change in Assumption	November 3, 2003
10% increase in expected volatility	$0.14
1% increase in risk-free interest rate	0.02
1 year increase in expected life of all options outstanding	0.17
10% decrease in expected volatility	(0.17)
1% decrease in risk-free interest rate	(0.02)
1 year decrease in expected life of all options outstanding	(0.25)

The following tables reconcile reported net income (loss) to pro forma net income (loss) assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123:

	Twelve Weeks Ended
	November 1, 2004	November 3, 2003
		(as restated)
Net income, as reported	$13,132	$939
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,197)	(892)

Net income — pro forma	$11,935	$47

Net income per common share:
Basic — as reported	$0.23	$0.02
Basic — pro forma	0.21	0.00
Diluted — as reported	0.20	0.02
Diluted — pro forma	0.18	0.00

	Forty Weeks Ended
	November 1, 2004	November 3, 2003
		(as restated)
Net income (loss), as reported	$10,947	$(1,541)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3,396)	(2,520)

Net income (loss) — pro forma	$7,551	$(4,061)

Net income (loss) per common share:
Basic — as reported	$0.19	$(0.03)
Basic — pro forma	0.13	(0.07)
Diluted — as reported	0.18	(0.03)
Diluted — pro forma	0.13	(0.07)

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

In October 2004, the Company identified accounting errors that occurred in fiscal 2000 and 1999 which had resulted in an understatement of its deferred rent liability related to operating leases with fixed rent escalations over the lease terms. As a result, CKE concluded that its rent expense, net, had been understated through fiscal 2004 in the cumulative amount of $2,103. In the twelve and forty weeks ended November 3, 2003, rent expense, net, had been understated by $232 and $775, respectively. The Company has corrected these errors through restatement of its consolidated financial statements.

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

During the November Review, the Company evaluated the propriety of the above accounting treatment, and determined that it should use one consistent definition of lease term, typically the initial lease term, for purposes of determining lease classification, straight-line rent expense, and the depreciation or amortization period for the related asset. As a result, CKE concluded that its depreciation and amortization expense had been understated through fiscal 2004 in the cumulative amount of $30,222. In the twelve and forty weeks ended November 3, 2003, depreciation and amortization expense had been understated by $1,342 and $4,480, respectively. The Company has corrected these errors through its restatement.

The Company’s historical practices for determining depreciable life and amortization periods also resulted in errors in the timing and classification of expense recognition for fixed assets subjected to facility action charges in prior fiscal periods. Generally, restaurants subject to facility action charges were over-impaired in the fiscal year of the facility action charge to the extent that such assets had been under-depreciated or under-amortized leading up to the impairment date. Through fiscal 2004, these errors resulted in a cumulative net understated expense of $1,014. This was comprised of a cumulative understatement of depreciation and amortization expense of $17,300, partially offset by a cumulative overstatement of facility action charges of $16,286. In the twelve and forty weeks ended November 3, 2003, the Company overstated facility action charges by $217 and $913, respectively, and understated depreciation and amortization expense by $98 and $327, respectively. As a result, in the twelve and forty weeks ended November 3, 2003, these errors resulted in a net overstatement of expenses by $119 and $586, respectively. The Company has corrected these errors through its restatement.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(ii) Unretired Property and Equipment

The Company identified instances in which property and equipment was not retired in a timely manner or in which certain expenditures were incorrectly capitalized.

During fiscal 2001, the Company sold many company-operated restaurants to franchisees. In one of these transactions, the Company sold 19 restaurant properties, of which eight were fee-owned properties and eleven were leased properties. The Company sold the eight fee-owned properties and subleased the eleven leased properties to the buyer. In recording the transaction, the Company did not retire the net book value of the eight fee-owned properties. Through fiscal 2004, this error resulted in a cumulative net understated expense of $5,333. As a result of this error, for the twelve and forty weeks ended November 3, 2003, the Company overstated depreciation expense by $34 and $113, respectively. The Company has corrected these errors through its restatement.

The Company also identified $1,315 of other property and equipment that was not timely retired when the assets were removed from service, primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of general and administrative expenses, net of subsequent over-depreciation, of $1,175. As a result of these errors, for the twelve and forty weeks ended November 3, 2003, the Company overstated general and administrative expenses by $9 and $29, respectively. The Company has corrected these errors through its restatement.

Additionally, the Company did not timely retire certain software development expenditures when the software applications were taken out of service. The Company also did not properly expense certain software development costs when incurred, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These accounting errors occurred primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of expenses of $2,267. As a result of these errors, for the twelve and forty weeks ended November 3, 2003, the Company overstated expenses by $140 and $190, respectively. The Company has corrected these errors through its restatement.

(iii) Overstated Property Tax Expense

The Company determined that it had misstated its property tax expense and accrued property taxes in prior fiscal periods. These errors resulted from imprecise metrics used to calculate the Company’s property tax accrual. Through fiscal 2004, this resulted in a cumulative overstatement of property tax expenses of $1,198. As a result of these errors, for the twelve and forty weeks ended November 3, 2003, the Company overstated property tax expenses by $141 and $474, respectively. The Company has corrected these errors through its restatement.

(iv) Understated Deferred Tax Liability

In September 2004, the Company determined that, when it adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003, as a result of temporary differences relating to the treatment of goodwill relating to its Carl’s Jr. brand, the Company should have recorded income tax expense to increase its deferred tax valuation allowance, which would have resulted in a deferred tax liability. The Company had not previously recorded this deferred tax liability. Through fiscal 2004, this resulted in a cumulative understatement of income tax expense of $1,413. As a result of these errors, for the twelve and forty weeks ended November 3, 2003, the Company’s income tax expense was understated by $143 and $431, respectively. The Company determined in September 2004 that the error was immaterial and did not record an adjustment. In light of the conclusion to restate the Company’s financial statements for the other matters discussed herein, the Company determined it was appropriate to also include this adjustment in the restatement.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

(v) Other Items

The Company identified several other items that it has corrected through its restatement. For the twelve and forty weeks ended November 3, 2003, these additional items aggregate to reduction to expense upon restatement of $50 and $152, respectively.

The impacts of these restatements on the condensed consolidated financial statements are summarized below:

	Previously
	Reported	Adjustments	As Restated
Twelve Weeks Ended November 3, 2003
Statement of Operations Data
Franchised and licensed restaurants and other revenues	$63,751	$(4)	$63,747
Total revenue	334,777	(4)	334,773
Occupancy and other operating expenses	60,465	1,270	61,735
Franchised and licensed restaurants and other expenses	49,962	5	49,967
General and administrative expenses	25,777	(116)	25,661
Facility action charges, net	1,301	(217)	1,084
Total operating costs and expenses	322,511	942	323,453
Operating income	12,266	(946)	11,320
Interest expense	(9,947)	7	(9,940)
Other expense, net	(76)	(141)	(217)
Income before income taxes and discontinued operations	2,243	(1,080)	1,163
Income tax expense	192	143	335
Income from continuing operations	2,051	(1,223)	828
Net income	2,162	(1,223)	939
Basic income per common share:
Continuing operations	0.04	(0.02)	0.02
Net income	0.04	(0.02)	0.02
Diluted income per common share:
Continuing operations	0.04	(0.02)	0.02
Net income	0.04	(0.02)	0.02

	Previously
	Reported	Adjustments	As Restated
Forty Weeks Ended November 3, 2003
Statement of Operations Data
Franchised and licensed restaurants and other revenues	$206,817	$(13)	$206,804
Total revenue	1,088,054	(13)	1,088,041
Occupancy and other operating expenses	201,356	4,239	205,595
Franchised and licensed restaurants and other expenses	163,376	24	163,400
General and administrative expenses	82,232	(113)	82,119
Facility action charges, net	3,193	(913)	2,280
Total operating costs and expenses	1,051,240	3,237	1,054,477
Operating income	36,814	(3,250)	33,564
Interest expense	(31,149)	23	(31,126)
Other expense, net	(487)	(484)	(971)
Income before income taxes and discontinued operations	5,178	(3,711)	1,467
Income tax expense	622	431	1,053
Income from continuing operations	4,556	(4,142)	414
Net income (loss)	2,601	(4,142)	(1,541)
Basic income (loss) per common share:
Continuing operations	0.07	(0.06)	0.01
Net income (loss)	0.04	(0.07)	(0.03)
Diluted income (loss) per common share:
Continuing operations	0.07	(0.06)	0.01
Net income (loss)	0.04	(0.07)	(0.03)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

	Previously
	Reported	Adjustments	As Restated
Statement of Cash Flows Data
Net cash provided by operating activities	63,103	(2,517)	60,586
Net cash used in investing activities	(14,692)	260	(14,432)
Net cash used in financing activities	(41,171)	2,257	(38,914)
Net increase in cash and cash equivalents	7,240	—	7,240

Certain amounts in Notes 1, 4, 5, 6, and 8 have been restated to reflect the restatement adjustments described above.

NOTE (3) ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which amends FASB Statements No. 123 and 95. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005. This new standard may be adopted in one of two ways — the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations.

On May 17, 2004, the Company completed adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46”).

The FASB issued FIN 46 in January 2003. This interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 was applicable immediately to variable interests in VIEs created after January 31, 2003.

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

The principal entities in which the Company possesses a variable interest include franchise entities, which operate its franchised restaurants. The Company does not possess any ownership interests in its franchisees. Additionally, the Company generally does not provide financial support to its franchisees in a typical franchise relationship. Also, the Company’s franchise agreements generally do not require its franchisees to provide the timely financial information necessary to apply the provisions of FIN 46R to its franchisees.

Upon the final adoption of FIN 46R on May 17, 2004, the Company consolidated one franchise entity that operates six Hardee’s restaurants. The Company subleases to this franchise entity all of its six operating locations and substantially all of its operating equipment, and this franchise entity received no equity contribution from its principals upon its inception. Because the principals did not invest a significant amount of equity, the legal entity within which this franchise operates is considered to be inadequately capitalized and, as a result, is a VIE. Because of the relatively significant financial support it provides to this franchise, the Company determined it is the primary

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

beneficiary of this VIE. The assets and liabilities of this entity included in the accompanying Condensed Consolidated Balance Sheet as of November 1, 2004, are as follows:

ASSETS:
Cash	$137
Inventories	38
Property and equipment, net	27
Other assets	31

$233

LIABILITIES:
Other current liabilities	$146
Other long-term debt	26
Other long-term liabilities	61

$233

The operating results of this franchise entity are included within the Company’s accompanying Condensed Consolidated Statements of Operations for the twelve and forty weeks ended November 1, 2004, and are not significant. The minority interest in the income of this franchise entity is classified in Other Expense in the Company’s accompanying Condensed Consolidated Statements of Operations for the twelve and forty weeks ended November 1, 2004, and in Other Long-Term Liabilities in the Company’s accompanying Condensed Consolidated Balance Sheet as of November 1, 2004, and also is not significant.

Although this franchise entity has been included in the accompanying Condensed Consolidated Financial Statements as of and for the twelve and forty weeks ended November 1, 2004, the Company has no rights to the assets, nor does it have any obligation with respect to the liabilities, of this franchise entity. None of the Company’s assets serve as collateral for the creditors of this franchisee or any of the Company’s other franchisees.

There is also a portion of franchised restaurants that are VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s significant exposures related to these VIEs and other franchisees relate to the collection of amounts due the Company, which are collected weekly or monthly, guarantees of franchisee debt provided to third party lenders by the Company (see Note 10), and primary lease obligations or fee property ownership underlying sublease and lease arrangements the Company has with several of its franchisees, as more fully described in Note 10 herein and in Note 9 to the Company’s Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004.

The Company utilizes various advertising funds to administer its advertising programs. The Carl’s Jr. National Advertising Fund (“CJNAF”) is Carl’s Jr.’s sole cooperative advertising program. The Company has historically consolidated CJNAF into its financial statements on a net basis, whereby contributions from franchisees are recorded as offsets to the Company’s reported advertising expenses.

The Hardee’s cooperative advertising funds consist of the Hardee’s National Advertising Fund (“HNAF”) and many local advertising cooperative funds (“Co-op Funds”). Each of these funds is a separate non-profit association with all proceeds segregated and managed by a third-party accounting service company. Upon final adoption of FIN 46R, the Company consolidated all of the Hardee’s cooperative advertising funds. The Company has included $22,095 of Advertising Fund Assets, Restricted, and Advertising Fund Liabilities in its accompanying Condensed Consolidated Balance Sheet as of November 1, 2004. Beginning in the second quarter of fiscal 2005, the Hardee’s cooperative advertising funds have been reported in the Company’s Condensed Consolidated Statements of Operations on a net basis, whereby contributions from franchisees have been recorded as offsets to the Company’s reported advertising expenses. The Company elected to apply FIN 46R prospectively and, upon final adoption thereof, had no cumulative-effect adjustment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Advertising Fund Assets, Restricted, and Advertising Fund Liabilities as of September 30, 2004, the most recent date through which financial statements are available, are included in the Company’s accompanying Condensed Consolidated Balance Sheet as of November 1, 2004, and consisted of the following:

ADVERTISING FUND ASSETS, RESTRICTED:
Cash	$17,418
Accounts and notes receivable, net	4,116
Other assets	561

$22,095

ADVERTISING FUND LIABILITIES:
Accounts payable and other liabilities	$9,026
Deferred obligations	13,069

$22,095

NOTE (4) INTANGIBLE ASSETS

The table below presents identifiable, definite-lived intangible assets as of November 1, 2004, and January 31, 2004:

	November 1, 2004			January 31, 2004
	Gross		Net	Gross		Net
Intangible	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	$17,159	$(2,277)	$14,882	$17,159	$1,616	$15,543
Franchise agreements	1,780	(237)	1,543	1,780	(169)	1,611
Favorable lease agreements	9,534	(6,074)	3,460	16,149	(12,004)	4,145

	$28,473	$(8,588)	$19,885	$35,088	$(13,789)	$21,299

Amortization expense related to identifiable definite-lived intangible assets was $428 and $1,920 for the twelve and forty week periods ended November 1, 2004, and $463 (as restated) and $1,628 (as restated) for the twelve and forty week periods ended November 3, 2003, respectively. These intangible assets are amortized over periods of six to 20 years and are included in Other Assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE (5) INDEBTEDNESS AND INTEREST EXPENSE

On June 2, 2004, the Company amended and restated its senior credit facility (“the Facility”) to provide for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan. The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments, with a balloon payment of the remaining principal balance at maturity on July 2, 2008. The Facility also requires term loan prepayments based upon an annual excess cash flow formula, as defined therein. Subject to certain conditions as defined in the Facility, the maturity of the term loan may be extended to May 1, 2010. The Company used a portion of the proceeds from the $230,000 term loan to repay the $10,137 remaining balance of the prior Facility term loan. On July 2, 2004, the Company used additional proceeds from the $230,000 term loan to redeem $200,000 of its 9.125% Senior Subordinated Notes due 2009 (“Senior Notes”) and pay the related optional redemption premium of $9,126 (which was recorded in other income (expense) during the second quarter of fiscal 2005) and accrued interest. The Company also incurred a charge of approximately $3,400 during the second quarter of fiscal 2005 to write-off unamortized loan fees primarily associated with the Senior Notes and the Facility, which was recorded in Interest Expense in the accompanying Condensed Consolidated Statements of Operations.

During the quarter ended November 1, 2004, the Company voluntarily prepaid $44,475 of the $230,000 term loan in addition to the $401 regularly scheduled payment. As of November 1, 2004, the Company had cash borrowings outstanding under the term loan and revolving portions of the Facility of $154,599 and $3,500, respectively, outstanding letters of credit under the revolving portion of the Facility of $65,597, and availability under the revolving portion of the Facility of $80,903. Subsequent to quarter-end, the Company voluntarily prepaid an additional $11,599 of the term loan, reducing the term loan balance to $143,000.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The terms of the Facility include certain restrictive covenants. Among other things, these covenants restrict the Company’s ability to incur debt or liens on its assets, make any significant change in its corporate structure or the nature of its business, dispose of assets in the collateral pool securing the Facility, prepay certain debt, engage in a change of control transaction without the member banks’ consents, pay dividends and make investments or acquisitions. The Facility is collateralized by a lien on all of the Company’s personal property assets and by certain restaurant property deeds of trust. As of November 1, 2004, the applicable interest rate on the term loan was LIBOR plus 3.0%, or 4.875% per annum, and the applicable interest rate on the revolving loan portion of the Facility was LIBOR plus 2.75%. The Company also incurs fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for revolving loans, which is currently 2.75% per annum. On November 4, 2004, the Company and its lenders amended the Facility resulting in a 0.25% decrease to all borrowing rates.

The Facility also required the Company to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, the Company entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, the Company will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums will be recognized quarterly in Interest Expense in the Consolidated Statement of Operations. During the twelve and forty week periods ended November 1, 2004, the Company recorded $173 and $223 of interest expense, respectively, to reduce the carrying value of the interest rate cap premium to its fair value of $148 at November 1, 2004. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure.

Subject to the terms of the Facility, the Company may make capital expenditures in the amount of $50,000, plus 80% of the amount of actual EBITDA (as defined) in excess of $110,000 during the current fiscal year and $45,000, plus 80% of the amount of actual EBITDA (as defined) in excess of $110,000 during each subsequent fiscal year. In fiscal 2005 and thereafter, the Company may carry forward any unused capital expenditure amounts to the following year. The Facility also permits the Company to repurchase its common stock in the amount of $27,000, plus a portion of excess cash flow and certain net asset sale proceeds (as defined) during the term of the Facility. During the twelve and forty week periods ended November 1, 2004, the Company repurchased 200,000 and 519,000 shares of its common stock for a total of $2,205 and $5,559, respectively.

The Facility contains financial performance covenants, which include a minimum EBITDA requirement, minimum fixed charge coverage ratio, and maximum leverage ratios and capital expenditures, and precludes the Company from paying dividends. The Company was in compliance with all covenants under the Facility as of November 1, 2004.

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

Interest expense consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 1, 2004	November 3, 2003	November 1, 2004	November 3, 2003
		(as restated)		(as restated)
Facility	$1,989	$81	$4,351	$1,050
Senior subordinated notes due 2009	—	4,212	7,855	14,039
Capital lease obligations	1,593	2,436	5,392	6,648
2004 Convertible Notes	—	1,188	73	3,988
2023 Convertible Notes	947	415	3,208	415
Amortization of loan fees	884	1,159	2,829	3,696
Write-off of unamortized loan fees	726	—	4,936	—
Letter of credit fees and other	607	449	1,785	1,290

	$6,746	$9,940	$30,429	$31,126

NOTE (6) FACILITY ACTION CHARGES, NET

The following transactions have been recorded in the accompanying condensed consolidated statements of operations as facility action charges, net:

(i)	impairment of long-lived assets for restaurants the Company closes;

(ii)	impairment of long-lived assets for restaurants with net asset values in excess of estimated fair values;

(iii)	restaurant closure costs (primarily reflecting the estimated liability to terminate leases);

(iv)	gains (losses) on the sale of restaurants and surplus properties; and

(v)	amortization of discount related to estimated liability for closing restaurants.

Quarterly, the Company evaluates the adequacy of its estimated liability for closing restaurants and subsidizing restaurant lease payments for franchisees, and modifies the assumptions used based on actual results from selling surplus properties and terminating leases. The Company also assesses the carrying value of closed restaurant properties each quarter based on estimated property values obtained from a related party real estate broker. The Company closed 11 Hardee’s and one La Salsa company-operated restaurants during the twelve weeks ended November 1, 2004. The Company closed 43 Hardee’s, one Carl’s Jr. and two La Salsa company-operated restaurants during the forty weeks ended November 1, 2004. During the twelve and forty weeks ended November 1, 2004, and November 3, 2003, the Company also identified company-operated restaurants that are still in operation, but whose estimated fair values did not support the related net asset values and, accordingly, impairment charges were recorded.

The components of facility action charges (gains), net are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 1, 2004	November 3, 2003	November 1, 2004	November 3, 2003
		(as restated)		(as restated)
Hardee’s
New decisions regarding closing restaurants	$184	$264	$4,489	$698
Favorable dispositions of leased and fee surplus properties, net	(322)	(588)	(744)	(3,066)
Impairment of assets to be disposed of	256	233	683	3,360

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

	Twelve Weeks Ended		Forty Weeks Ended
	November 1, 2004	November 3, 2003	November 1, 2004	November 3, 2003
		(as restated)		(as restated)
Impairment of assets to be held and used	183	734	1,888	1,540
Gain on sales of restaurants and surplus properties, net	(126)	(8)	(1,329)	(941)
Amortization of discount related to estimated liability for closing restaurants	214	548	809	1,828

	389	1,183	5,796	3,419

Carl’s Jr.
New decisions regarding closing restaurants	—	131	7	145
(Favorable)/unfavorable dispositions of leased and fee surplus properties, net	67	(292)	(88)	(537)
Impairment of assets to be disposed of	24	—	28	—
Impairment of assets to be held and used	43	—	1,667	503
Gain on sales of restaurants and surplus properties, net	(212)	(81)	(405)	(1,034)
Amortization of discount related to estimated liability for closing restaurants	59	69	241	263

	(19)	(173)	1,450	(660)

La Salsa and Other
New decisions regarding closing restaurants	275	73	1,075	73
(Favorable)/unfavorable dispositions of leased and fee surplus properties, net	16	—	41	(846)
Impairment of assets to be disposed of	—	1	—	1
Impairment of assets to be held and used	384	—	1,377	429
(Gain) loss on sales of restaurants and surplus properties, net	(1)	—	2	(136)
Amortization of discount related to estimated liability for closing restaurants	1	—	4	—

	675	74	2,499	(479)

Total
New decisions regarding closing restaurants	459	468	5,571	916
Favorable dispositions of leased and fee surplus properties, net	(239)	(880)	(791)	(4,449)
Impairment of assets to be disposed of	280	234	711	3,361
Impairment of assets to be held and used	610	734	4,932	2,472
Gainon sales of restaurants and surplus properties, net	(339)	(89)	(1,732)	(2,111)
Amortization of discount related to estimated liability for closing restaurants	274	617	1,054	2,091

	$1,045	$1,084	$9,745	$2,280

Facility action charges for new decisions regarding closing restaurants during the forty weeks ended November 1, 2004, include (i) $2,628 of provisions associated with 28 Hardee’s restaurants the Company closed during the first fiscal quarter, for which the Company had made the decision to close during the fourth quarter of fiscal 2004; and (ii) $1,043 recorded during the first fiscal quarter for six lease obligations, for which the Company remained liable, associated with the bankruptcy filing of a Hardee’s franchisee during December 2003.

The following table summarizes the activity in the estimated liability for closing restaurants:

Balance at January 31, 2004	$22,325
New decisions regarding closing restaurants	5,571
Usage	(8,810)
Favorable dispositions of leased and fee surplus properties, net	(791)
Amortization of discount	1,054

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Balance at November 1, 2004	19,349
Less current portion, included in Other Current Liabilities	8,487

Long-term portion, included in Other Long-Term Liabilities	$10,862

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

The dilutive effect of stock options and warrants is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, including tax benefits therefrom, are assumed to be used to purchase the Company’s common stock at the average market price during the period. The dilutive effect of convertible debt is determined using the “if-converted” method, whereby interest charges and amortization of debt issuance costs, net of taxes, applicable to the convertible debt are added back to income and the convertible debt is assumed to have been converted at the beginning of the reporting period, with the resulting common shares being included in weighted-average shares. For the twelve week period ended November 1, 2004, the only reporting period herein in which the convertible debt is dilutive using the if-converted method, the applicable net amount to be added back was $1,126.

The following table presents the number of potentially dilutive shares, in thousands, of the Company’s common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive:

	Twelve Weeks Ended		Forty Weeks Ended
	November 1, 2004	November 3, 2003	November 1, 2004	November 3, 2003
2004 Convertible Notes	N/A	2,764	87	2,783
2023 Convertible Notes	—	4,821	11,811	1,446
Stock Options	2,721	4,503	3,709	5,258
Warrants	982	982	982	982

NOTE (8) SEGMENT INFORMATION

The Company is principally engaged in developing, operating and franchising its Carl’s Jr.and Hardee’s quick-service restaurants and La Salsa fast-casual restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to the Facility, Senior Notes, 2004 Convertible Notes and 2023 Convertible Notes has been allocated to Hardee’s based on the use of funds. Certain amounts that the Company does not believe would be proper to allocate to the operating segments are included in Other (i.e., gains or losses on sales of long-term investments and the operating results of consolidated variable interest entities). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 of notes to consolidated financial statements in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004).

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Twelve Weeks Ended November 1, 2004
Revenue	$180,890	$155,572	$11,061	$1,423	$348,946
Operating income (loss)	16,334	4,186	(1,484)	73	18,963
Income (loss) before income taxes and discontinued operations	15,768	(1,110)	(1,466)	49	13,241
Goodwill (as of November 1, 2004)	22,649	—	—	—	22,649

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Twelve Weeks Ended November 3, 2003
Revenue	$166,735	$157,450	$10,187	$401	$334,773
Operating income (loss)	12,597	(396)	(692)	(189)	11,320
Income (loss) before income taxes and discontinued operations	10,696	(9,109)	(703)	279	1,163
Goodwill (as of November 3, 2003)	22,649	—	34,059	—	56,708

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Forty Weeks Ended November 1, 2004
Revenue	$599,315	$517,104	$37,719	$3,853	$1,157,991
Operating income (loss)	43,899	10,014	(5,947)	117	48,083
Income (loss) before income taxes and discontinued operations	41,366	(23,988)	(5,998)	738	12,118
Goodwill (as of November 1, 2004)	22,649	—	—	—	22,649

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Forty Weeks Ended November 3, 2003
Revenue	$553,748	$498,787	$34,158	$1,348	$1,088,041
Operating income (loss)	45,565	(11,177)	(1,125)	301	33,564
Income (loss) before income taxes and discontinued operations	41,336	(39,695)	(1,135)	961	1,467
Goodwill (as of November 3, 2003)	22,649	—	34,059	—	56,708

NOTE (9) NET ASSETS HELD FOR SALE

In conjunction with the acquisition of Santa Barbara Restaurant Group, Inc. (“SBRG”) in fiscal 2003, the Company made the decision to divest Timber Lodge as the concept did not fit with the Company’s core concepts of quick-service and fast-casual restaurants. The sale of Timber Lodge was completed on September 3, 2004.

The results of Timber Lodge included in the accompanying condensed consolidated statements of operations as discontinued operations for the twelve and forty week periods ended November 1, 2004, and November 3, 2003, are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 1, 2004	November 3, 2003	November 1, 2004	November 3, 2003
Revenue	$2,700	$9,486	$24,129	$32,783

Operating income (loss)	(180)	72	(725)	(706)
Interest expense (income)	—	(1)	10	23
Other income (expense), net	1	17	89	(1,273)
Income tax benefit	—	(21)	—	(47)

Net income (loss)	$(179)	$111	$(646)	$(1,955)

The operating income (loss) for Timber Lodge for the twelve and forty weeks ended November 1, 2004 and November 3, 2003, include impairment charges of $0, $898, $0 and $1,566, respectively, to reduce the carrying value of Timber Lodge to fair value.

On September 3, 2004, the Company sold Timber Lodge to T-Lodge Acquisition Corp. for $8,816. The Company received $6,954 in cash and accepted two secured notes aggregating approximately $1,862 from the buyer. The notes are both secured by the personal property of T-Lodge Acquisition Corp. and are comprised of (i) a $1,000 note maturing on January 1, 2009, with annual principal installments of $200 leading up to the maturity date, and bearing interest of 8.0%, payable monthly, and (ii) an $862 note with a balloon principal payment due on September 3, 2005, and bearing interest, payable monthly, of 9.0%. T-Lodge Acquisition Corp. is a privately-held corporation whose owners include certain members of the management team of Timber Lodge and other investors.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

As of November 1, 2004, assets held for sale consisted of surplus restaurant properties.

NOTE (10) COMMITMENTS AND CONTINGENT LIABILITIES

Pursuant to the Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 5). Several standby letters of credit are outstanding under this sub-facility, which secure the Company’s potential workers’ compensation obligations and general and health liability obligations. The Company is required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on its existing claims experience. As of November 1, 2004, the Company had outstanding letters of credit of $65,597 under the revolving portion of the Facility.

As of November 1, 2004, the Company had recorded an accrued liability for contingencies related to litigation in the amount of $12,253, which includes $9,000 pertaining to the Carl’s Jr. purported class action matter discussed below in this Note 10. Certain of the matters for which the Company maintains an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of November 1, 2004, the Company estimated the liability for those losses related to other litigation claims that, in accordance with SFAS No. 5, Accounting for Contingencies, are not accrued, but that the Company believes are reasonably possible to result in an adverse outcome, to be in the range of $85 to $170.

For several years, the Company offered a program whereby it guaranteed the loan obligations of certain franchisees to independent lending institutions. Franchisees have used the proceeds from such loans to acquire certain equipment and pay the costs of remodeling Carl’s Jr. restaurants. In the event a franchisee defaults under the terms of a program loan, the Company is obligated, within 15 days following written demand by the lending institution, to purchase such loan or assume the franchisee’s obligation thereunder by executing an assumption agreement and seeking a replacement franchisee for the franchisee in default. By purchasing such loan, the Company may seek recovery against the defaulting franchisee. As of November 1, 2004, the principal outstanding under program loans guaranteed by the Company totaled approximately $1,800, with maturity dates ranging from 2004 through 2009. As of November 1, 2004, the Company had no accrued liability for expected losses under this program and was not aware of any outstanding loans being in default.

The Company also guarantees a $214 obligation of a former subsidiary to a related party lending institution associated with an equipment leasing transaction. The Company maintains an accrual equal to 50% of this obligation based upon its estimated loss under the guarantee.

As of November 1, 2004, the Company had unconditional purchase obligations in the amount of $51,511, which include contracts for goods and services primarily related to restaurant operations.

In prior years, as part of its refranchising program, the Company sold restaurants to franchisees. In some cases, these restaurants were on leased sites. The Company entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. The Company accounts for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchising expense. As of November 1, 2004, the present value of the lease obligations under the remaining master leases’ primary terms is $133,193. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to the Company. The present value of the exposure to the Company from franchisees characterized as under financial hardship is $24,581.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Safe Harbor Disclosure

CKE Restaurants, Inc. and its subsidiaries (collectively referred to as the “Company”) is comprised of the operations of Carl’s Jr., Hardee’s, La Salsa, and Green Burrito, which is primarily operated as a dual-brand concept with Carl’s Jr. quick-service restaurants. The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Sstatements contained herein, and our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004. All Note references herein refer to the accompanying Notes to Condensed Consolidated Financial Statements.

Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals, and operating performance that are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties. Factors that could cause our results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding our products, the effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions or prevailing interest rates, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in our suppliers’ ability to provide quality and timely products, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of our franchisees, our franchisees’ willingness to participate in our strategy, the availability of financing for us and our franchisees, unfavorable outcomes in litigation, changes in accounting policies and practices, effectiveness of internal controls over financial reporting, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designed for development, and other factors as discussed in our filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

In October 2004, we identified accounting errors that occurred in fiscal 2000 and 1999 which had resulted in an understatement of our deferred rent liability related to operating leases with fixed rent escalations over the lease terms. As a result, we concluded that our rent expense, net, had been understated through fiscal 2004 in the cumulative amount of $2,103. In the twelve and forty weeks ended November 3, 2003, rent expense, net, had been understated by $232 and $775, respectively. We have corrected these errors through restatement of our consolidated financial statements.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Historically, we depreciated or amortized our investment in the related buildings, leasehold improvements and certain intangible assets over a period that included both the initial term of the lease and all option periods provided for in the lease (or the useful life of the asset if shorter than the lease term plus option periods).

During the November Review, we evaluated the propriety of the above accounting treatment, and determined that we should use one consistent definition of lease term, typically the initial lease term, for purposes of determining lease classification, straight-line rent expense, and the depreciation or amortization period for the related asset. As a result, we concluded that our depreciation and amortization expense had been understated through fiscal 2004 in the cumulative amount of $30,222. In the twelve and forty weeks ended November 3, 2003, depreciation and amortization expense had been understated by $1,342 and $4,480, respectively. We have corrected these errors through our restatement.

Our historical practices for determining depreciable life and amortization periods also resulted in errors in the timing and classification of expense recognition for fixed assets subjected to facility action charges in prior fiscal periods. Generally, restaurants subject to facility action charges were over-impaired in the fiscal year of the facility action charge to the extent that such assets had been under-depreciated or under-amortized leading up to the impairment date. Through fiscal 2004, these errors resulted in a cumulative net understated expense of $1,014. This was comprised of a cumulative understatement of depreciation and amortization expense of $17,300, partially offset by a cumulative overstatement of facility action charges of $16,286. In the twelve and forty weeks ended November 3, 2003, we overstated facility action charges by $217 and $913, respectively, and understated depreciation and amortization expense by $98 and $327, respectively. As a result, in the twelve and forty weeks ended November 3, 2003, these errors resulted in a net overstatement of expenses by $119 and $586, respectively. We have corrected these errors through our restatement.

(ii) Unretired Property and Equipment

We identified instances in which property and equipment was not retired in a timely manner or in which certain expenditures were incorrectly capitalized.

During fiscal 2001, we sold many company-operated restaurants to franchisees. In one of these transactions, we sold 19 restaurant properties, of which eight were fee-owned properties and eleven were leased properties. We sold the eight fee-owned properties and subleased the eleven leased properties to the buyer. In recording the transaction, we did not retire the net book value of the eight fee-owned properties. Through fiscal 2004, this error resulted in a cumulative net understated expense of $5,333. As a result of this error, for the twelve and forty weeks ended November 3, 2003, we overstated depreciation expense by $34 and $113, respectively. We have corrected these errors through our restatement.

We also identified $1,315 of other property and equipment that was not timely retired when the assets were removed from service, primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of general and administrative expenses, net of subsequent over-depreciation, of $1,175. As a result of these errors, for the twelve and forty weeks ended November 3, 2003, we overstated general and administrative expenses by $9 and $29, respectively. We have corrected these errors through our restatement.

Additionally, we did not timely retire certain software development expenditures when the software applications were taken out of service. We also did not properly expense certain software development costs when incurred, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These accounting errors occurred primarily in fiscal 2001 and 2003. Through fiscal 2004, this resulted in a cumulative understatement of expenses of $2,267. As a result of these errors, for the twelve and forty weeks ended November 3, 2003, we overstated expenses by $140 and $190, respectively. We have corrected these errors through our restatement.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

(iii) Overstated Property Tax Expense

We determined that we had misstated our property tax expense and accrued property taxes in prior fiscal periods. These errors resulted from imprecise metrics used to calculate our property tax accrual. Through fiscal 2004, this resulted in a cumulative overstatement of property tax expenses of $1,198. As a result of these errors, for the twelve and forty weeks ended November 3, 2003, we overstated property tax expenses by $141 and $474, respectively. We have corrected these errors through our restatement.

(iv) Understated Deferred Tax Liability

In September 2004, we determined that, when we adopted SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2003, as a result of temporary differences relating to the treatment of goodwill relating to our Carl’s Jr. brand, we should have recorded income tax expense to increase our deferred tax valuation allowance, which would have resulted in a deferred tax liability. We had not previously recorded this deferred tax liability. Through fiscal 2004, this resulted in a cumulative understatement of income tax expense of $1,413. As a result of these errors, for the twelve and forty weeks ended November 3, 2003, our income tax expense was understated by $143 and $431, respectively. We determined in September 2004 that the error was immaterial and did not record an adjustment. In light of the conclusion to restate our financial statements for the other matters discussed herein, we determined it was appropriate to also include this adjustment in the restatement.

(v) Other Items

We identified several other items that we have corrected through our restatement. For the twelve and forty weeks ended November 3, 2003, these additional items aggregate to reduction to expense upon restatement of $50 and $152, respectively.

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

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other than by Sale

Each quarter we evaluate the carrying value of individual restaurants when the operating results have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or a current expectation that a restaurant will be sold or otherwise disposed of before the end of its previously estimated useful life. We generally estimate the useful life of land and owned buildings to be 20 to 35 years and estimate the remaining useful life of restaurants subject to leases to range from the end of the lease term then in effect to the end of such lease including all option periods. In making these judgments, we consider the period of time since the restaurant was opened or remodeled and the trend of operations and expectations for future sales growth. For restaurants selected for review, we estimate the future estimated cash flows from operating the restaurant over its estimated useful life. We make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales and related estimated useful life. We employ a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales. In general, in scenarios where same-store sales are not expected to increase, we generally assume a shorter than previously estimated useful life.

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

Same-store sales are the key indicator used to estimate future cash flow for evaluating recoverability. For each of our restaurant concepts, to evaluate recoverability of restaurant assets currently we estimate same-store sales will increase at an annual average rate of approximately 3.0% over the remaining useful life of the restaurant. The inflation rate assumed in making this calculation generally is 2.0%. If our same-store sales do not perform at or above our forecasted level, or cost inflation exceeds our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable and we may incur additional impairment charges in the future.

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

If our assumptions used in performing the impairment test prove inaccurate, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. During the first quarter of fiscal year 2005, we performed a valuation of the Carl’s Jr. brand. We concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of November 1, 2004, we had $22,649 in goodwill recorded on our consolidated balance sheet, all of which relates to Carl’s Jr.

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

A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which we determine based on our broker’s (a related party) assessment of its ability to successfully negotiate early terminations of our lease agreements with the lessors or sublease the property. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated or the owned property has been sold. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. The present value of our operating lease payment obligations on all closed restaurants is approximately $26,867, which represents the discounted amount we would be required to pay if we are unable to enter into sublease agreements or terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can often terminate those leases for less than that amount, or sublease the property and, accordingly, we have recorded an estimated liability for operating lease obligations of $15,039 as of November 1, 2004.

Estimated Liability for Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, property and general liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, property and general liability claims over $500. Insurance liabilities and reserves are accounted for

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

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

Loss Contingencies

We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our consolidated financial statements. If only a range of loss can be determined, we accrue to the low end of the range. In accordance with SFAS 5, as of November 1, 2004, we have recorded an accrued liability for contingencies related to litigation in the amount of $12,256 (see Note 10 of Notes to Condensed Consolidated Financial Statements herein for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related consolidated financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts we have accrued in our Condensed Consolidated Financial Statements.

In addition, as of November 1, 2004, we estimated the liability for those losses related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $85 to $170. In accordance with SFAS 5, we have not recorded a liability for those losses.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. We account for the sublease payments received as franchising income. Our payments on the leases are included within franchised and licensed restaurants and Other Expense in our Consolidated Statements of Operations. As of November 1, 2004, the present value of our total obligation on such lease arrangements with Hardee’s and Carl’s Jr. franchisees was $36,027 and $97,167, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past or may encounter in the future. However, we can provide no assurance that this will not occur.

In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of November 1, 2004, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $19,911 and $7,507, respectively. Troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-owned restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of November 1, 2004, the net book value of land and buildings under lease to Hardee’s franchisees that are considered to be troubled franchisees was approximately $17,673, and is included in the amount above. During fiscal 2005 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.

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

The amount of the estimated liability is established using the methodology described in Estimated Liability for Closing Restaurants above. Consistent with SFAS 146, we have not established an additional estimated liability for potential losses not yet incurred. The present value of the lease obligations for which we remain principally liable and have entered into subleases with troubled franchisees was approximately $24,581 as of November 1, 2004 (eight troubled franchisees represent all of this amount). If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion above). The likelihood of needing to increase the estimated liability for future lease obligations is related to the success of our Hardee’s concept (i.e., if our Hardee’s concept results continue to improve from the execution of our comprehensive plan, we would reasonably expect that the financial performance of our franchisees would improve).

Stock-Based Compensation

As discussed in Notes 1 and 24 of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004, we have various stock-based compensation plans that provide options for certain employees and outside directors to purchase common shares of stock. We have elected to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Because of this election, we are required to make certain disclosures of pro forma net income or loss assuming we had adopted SFAS 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

pricing model requires the input of highly subjective assumptions, including the historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation (see Note 1 of Notes to Condensed Consolidated Financial Statements for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation).

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which amends FASB Statements No. 123 and 95. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005. This new standard may be adopted in one of two ways — the modified prospective transition method or the modified retrospective transition method. We are currently evaluating the effect that the accounting change will have on our financial position and results of operations.

Valuation Allowance for Net Deferred Tax Assets

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

As of November 1, 2004, and January 31, 2004, we had a net deferred tax liability of $1,618 and $1,413, respectively, that arises from a financial versus tax reporting difference in accounting for goodwill. With goodwill no longer amortized for financial reporting purposes, while such amortization continues for income tax reporting purposes, the reversal timing of the associated deferred tax liability has become indeterminable. Accordingly, such deferred tax liability may not be offset by the Company’s deferred tax assets, which all have determinable reversal timing for purposes of reducing the Company’s deferred tax valuation allowance.

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2005 Comparisons with Fiscal 2004

The factors discussed below impact comparability of operating performance for the twelve and forty weeks ended November 1, 2004, to the twelve and forty weeks ended November 3, 2003, or could impact comparisons for the remainder of fiscal 2005.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Divestiture of Timber Lodge

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, Timber Lodge was accounted for as a discontinued operation, and we completed the sale of Timber Lodge on September 3, 2004 Because we had previously impaired the carrying value of Timber Lodge to reflect the anticipated sale proceeds, we did not generate additional gain or loss upon the Timber Lodge sale. The results of Timber Lodge included in our Condensed Consolidated Statements of Operations as discontinued operations for the twelve and forty week periods ended November 1, 2004 and November 3, 2003, are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 1, 2004	November 3, 2003	November 1, 2004	November 3, 2003
Revenue	$2,700	$9,486	$24,129	$32,783

Operating income (loss)	(180)	72	(725)	(706)
Interest expense (income)	—	(1)	10	23
Other income (expense), net	1	17	89	(1,273)
Income tax benefit	—	(21)	—	(47)

Net income (loss)	$(179)	$111	$(646)	$(1,955)

The operating income (loss) for Timber Lodge for the twelve and forty weeks ended November 1, 2004 and November 3, 2003, include impairment charges of $0, $898, $0 and $1,566, respectively, to reduce the carrying value of Timber Lodge to fair value.

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

Hardee’s Revolution

We completed a comprehensive plan to revitalize Hardee’s involving a repositioning of the brand as a premium burger restaurant (the “Hardee’s Revolution”) during fiscal 2004. The plan included menu adjustments and associated advertising and media strategies. This menu, featuring Angus beef ThickburgersTM along with related media, seeks to distinguish Hardee’s as a premium burger specialist.

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

We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we quarterly review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants (see discussion under Critical Accounting Policies — Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of November 1, 2004, our consolidated provision for doubtful accounts of notes receivable was 77.2% of the gross balance of notes receivable and our consolidated provision for doubtful accounts on accounts receivable was 4.9% of the gross balance of accounts receivable. During fiscal 2004, we accepted several notes receivable pursuant to completing workout agreements with several financially troubled franchisees. Also, as of November 1, 2004, we have not recognized $4,746 in accounts receivable and $6,494 in notes receivable pertaining to royalty and rent revenue due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with financially troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our provisions for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations. The result of increasing the allowances for doubtful accounts is an effective royalty rate lower than our standard contractual royalty rate.

The effective royalty rate reflects royalties deemed collectible as a percent of franchise-generated revenue for all franchisees for which we are recognizing revenue. For the trailing thirteen periods ended November 1, 2004, the effective royalty rates for domestic Carl’s Jr. and Hardee’s franchised and licensed restaurants were 3.8% and 3.7%, respectively. For the trailing thirteen periods ended November 3, 2003, the effective royalty rates for domestic Carl’s Jr. and Hardee’s franchised and licensed restaurants were 3.7% and 3.6%, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Financial Comparison

The table below is a condensed presentation of certain changes in the components of net income (loss), and is designed to facilitate the discussion of results in this Form 10-Q.

	(All amounts are approximate and in millions)
	Third Fiscal Quarter	Year-To-Date
Current Year:
Net income	$13.1	$10.9
Prior Year:
Net income (loss)	$0.9	$(1.5)

Increase in net income	$12.2	$12.4

	(All amounts are approximate and in millions)
	Third Quarter	Year-To-Date
	Fiscal Year 2005 vs.	Fiscal Year 2005 vs.
	Third Quarter	Year-To-Date
	Fiscal Year 2004	Fiscal Year 2004
Items causing net income to increase from the prior year to the current year:
Approximate store margin improvement in Hardee’s restaurants	$5.6	$26.6
Approximate store margin improvement in Carl’s Jr. restaurants	2.4	7.6
Increase in net franchising income, excluding provisions for doubtful accounts	2.9	12.8
Increase in provision for litigation settlements	—	(8.3)
Provision for disposal of interest in corporate aircraft	—	(1.5)
Increase in corporate overhead	(2.7)	(13.3)
Increase in facility action charges	—	(7.5)
(Increase) decrease in loss from discontinued operations	(0.3)	1.3
Decrease in provisions for doubtful accounts	—	4.0
(Increase) decrease in advertising expense, excluding La Salsa and Green Burrito	0.1	(1.8)
Decrease in interest expense, excluding write-off of unamortized loan fees	3.9	5.6
Increase in operating losses of La Salsa and Green Burrito, excluding franchising income, facility action charges and provisions for doubtful accounts	(0.6)	(2.2)
Increase in write-off of unamortized loan fees	(0.7)	(4.9)
Premium paid upon redemption of Senior Notes	—	(9.1)
Increase in other income, net, excluding premium paid upon redemption of Senior Notes	1.2	4.6
All other, net	0.4	(1.5)

Increase in net income	$12.2	$12.4

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis and are presented in the same format in which we present segment information (see Note 8 of Notes to Condensed Consolidated Financial Statements).

	Twelve Weeks Ended November 1, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated revenue	$129,518	$140,269	$10,561	$270	$280,618
Company-operated average weekly unit volume (actual $- not in thousands)	25,059	17,111	14,372
Company-operated average unit volume (trailing 13 periods)	1,282	850	744
Franchise-operated average unit volume (trailing 13 periods)	1,136	891	815
Average check (actual $- not in thousands) (B)	5.84	4.60	9.61
Company-operated same-store sales increase I	7.9%	4.5%	5.6%
Company-operated same-store transactions increase (decrease) (D)	2.2%	(1.2)%	1.3%
Franchise-operated same-store sales increaI(C)	6.7%	0.7%	2.8%
Operating costs as a % of company-operated revenue:
Food and packaging	29.9%	30.4%	26.4%
Payroll and employee benefits	27.9%	32.3%	34.3%
Occupancy and other operating costs	21.4%	22.0%	36.4%
Restaurant level margin	20.8%	15.3%	2.9%
Advertising as a percentage of company-operated revenue	5.9%	6.1%	3.0%
Franchising revenue:
Royalties	$5,804	$10,210	$421	$73	$16,508
Distribution centers	39,970	3,396	—	—	43,366
Rent	5,393	1,585	—	—	6,978
Retail sales of variable interest entity	—	—	—	1,080	1,080
Other	205	112	79	—	396

Total franchising revenue	51,372	15,303	500	1,153	68,328

Franchising expense:
Administrative expense (including provision for bad debts)	1,045	1,425	193	—	2,663
Distribution centers	38,924	3,407	—	—	42,331
Rent and other occupancy	4,380	1,560	—	—	5,940
Operating costs of variable interest entity	—	—	—	1,043	1,043

Total franchising expense	44,349	6,392	193	1,043	51,977

Net franchising income	$7,023	$8,911	$307	$110	$16,351

Facility action charges, net	$(19)	$389	$641	$34	$1,045
Operating income (loss)	$16,334	$4,186	$(1,484)	$(73)	$18,963

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Twelve Weeks Ended November 3, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Company-operated revenue	$120,926	$139,944	$9,827	$329	$271,026
Company-operated average weekly unit volume (actual $- not in thousands)	22,793	16,087	13,648
Company-operated average unit volume (trailing 13 periods)	1,172	771	724
Franchise-operated average unit volume (trailing 13 periods)	1,069	815	689
Average check (actual $- not in thousands) (B)	5.53	4.35	8.80
Company-operated same-store sales increase (decrIe) (C)	5.4%	6.8%	(2.6)%
Company-operated same-store transactions decrease (D)	(1.2)%	(3.5)%	(1.9)%
Franchise-operated same-store sales increase (dIease) (C)	2.6%	6.3%	1.3%
Operating costs as a % of company-operated revenue:
Food and packaging	28.7%	31.5%	27.5%
Payroll and employee benefits	29.0%	34.5%	33.5%
Occupancy and other operating costs	22.0%	22.7%	33.3%
Restaurant level margin	20.3%	11.3%	5.7%
Advertising as a percentage of company-operated revenue	6.4%	6.1%	4.9%
Franchising revenue:
Royalties	$5,054	$9,273	$360	$72	$14,759
Distribution centers	35,859	6,459	—	—	42,318
Rent	4,601	1,667	—	—	6,268
Other	295	107	—	—	402

Total franchising revenue	45,809	17,506	360	72	63,747

Franchising expense:
Administrative expense (including provision for bad debts)	549	1,544	312	—	2,405
Distribution centers	35,255	6,027	—	—	41,282
Rent and other occupancy	4,815	1,465	—	—	6,280

Total franchising expense	40,619	9,036	312	—	49,967

Net franchising income	$5,190	$8,470	$48	$72	$13,780

Facility action charges (gains), net	$(173)	$1,183	$3	$71	$1,084
Operating income (loss)	$12,597	$(396)	$(692)	$(189)	$11,320

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Forty Weeks Ended November 1, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated revenue	$429,139	$461,855	$36,262	$1,035	$928,291
Company-operated average weekly unit volume (actual $- not in thousands)	25,041	16,771	14,674
Average check (actual $- not in thousands) (B)	5.85	4.61	9.62
Company-operated same-store salIincrease (C)	8.7%	7.8%	5.4%
Company-operated same-store transactions increase (D)	1.9%	0.0%	1.6%
Franchise-operated same-store Ies increase (C)	7.6%	5.3%	3.4%
Operating costs as a % of company-operated revenue:
Food and packaging	29.2%	30.0%	27.1%
Payroll and employee benefits	28.3%	33.0%	34.8%
Occupancy and other operating costs	21.4%	22.0%	34.7%
Restaurant level margin	21.1%	15.0%	3.4%
Advertising as a percentage of company- operated revenue	6.4%	6.0%	2.9%
Franchising revenue:
Royalties	$19,150	$34,381	$1,345	$256	$55,132
Distribution centers	133,356	13,048	—	—	146,404
Rent	16,883	7,438	—	—	24,321
Retail sales of variable interest entity	—	—	—	2,562	2,562
Other	787	382	112	—	1,281

Total franchising revenue	170,176	55,249	1,457	2,818	229,700

Franchising expense:
Administrative expense (including provision for bad debts)	3,041	3,127	845	—	7,013
Distribution centers	129,689	13,135	—	—	142,824
Rent and other occupancy	13,863	5,327	—	—	19,190
Operating costs of variable interest entity	—	—	—	2,505	2,505

Total franchising expense	146,593	21,589	845	2,505	171,532

Net franchising income	$23,583	$33,660	$612	$313	$58,168

Facility action charges, net	$1,450	$5,796	$2,406	$93	$9,745
Operating income (loss)	$43,899	$10,014	$(5,947)	$117	$48,083

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Forty Weeks Ended November 3, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Company-operated revenue	$401,002	$446,168	$32,962	$1,105	$881,237
Company-operated average weekly unit volume (actual $- not in thousands)	22,670	15,312	14,133
Average check (actual $- not in thousands) (B)	5.46	4.28	9.10
Company-operated same-store sales inIase (decrease) (C)	2.2%	0.8%	(2.1)%
Company-operated same-store transactions decrease (D)	(1.5)%	(7.2)%	(3.7)%
Franchise-operated same-store salesIcrease (decrease) (C)	(0.3)%	(0.5)%	1.6%
Operating costs as a % of company-operated revenue:
Food and packaging	28.5%	31.2%	26.5%
Payroll and employee benefits	28.8%	35.4%	31.7%
Occupancy and other operating costs	22.0%	23.8%	32.9%
Restaurant level margin	20.7%	9.6%	8.9%
Advertising as a percentage of company-operated revenue	6.4%	6.2%	2.9%
Franchising revenue:
Royalties	$16,701	$28,937	$1,131	$243	$47,012
Distribution centers	118,780	17,526	—	—	136,306
Rent	16,613	5,868	—	—	22,481
Other	652	288	65	—	1,005

Total franchising revenue	152,746	52,619	1,196	243	206,804

Franchising expense:
Administrative expense (including provision for bad debts)	2,885	4,607	576	—	8,068
Distribution centers	116,026	17,284	—	—	133,310
Rent and other occupancy	16,537	5,485	—	—	22,022

Total franchising expense	135,448	27,376	576	—	163,400

Net franchising income	$17,298	$25,243	$620	$243	$43,404

Facility action charges (gains), net	$(660)	$3,419	$194	$(673)	$2,280
Operating income (loss)	$45,565	$(11,177)	$(1,125)	$301	$33,564

(A) Other consists of a few Green Burrito restaurants that are not dual-branded and a consolidated variable interest Hardee’s franchise entity over which we do not exercise decision-making authority. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in Other.

(B) Average check represents total restaurant sales divided by total transactions for any given period. The average check is viewed in conjunction with same-store sales and same-store transactions, as defined below. This indicator, when viewed with other measures, may illustrate revenue growth or decline resulting from a change in menu or price offering. When we introduce menu items or pricing initiatives with higher or lower price points than the existing menu base, the average check may reflect the benefit or impact from these new items or pricing on the average priceIid by the consumer.

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

	Twelve Weeks Ended November 1, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$15,661	$(1,131)	$(1,466)	$68	$13,132
Loss from operations of discontinued segment	—	—	—	179	179
Interest expense	1,149	5,577	—	20	6,746
Income tax expense (benefit)	107	21	—	(198)	(70)
Depreciation and amortization	5,542	8,861	644	206	15,253
Facility action charges (gains), net	(19)	389	641	34	1,045

EBITDA	$22,440	$13,717	$(181)	$309	$36,285

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

	Twelve Weeks Ended November 3, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Net income (loss)	$10,515	$(9,131)	$(703)	$258	$939
Income from operations of discontinued segment	—	—	—	(111)	(111)
Interest expense	2,073	7,886	(18)	(1)	9,940
Income tax expense	181	22	—	132	335
Depreciation and amortization	6,687	8,996	773	40	16,496
Facility action charges (gains), net	(173)	1,183	3	71	1,084

EBITDA	$19,283	$8,956	$55	$389	$28,683

	Forty Weeks Ended November 1, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$41,012	$(24,047)	$(6,000)	$(18)	$10,947
Income from operations of discontinued segment, excluding impairment	—	—	—	(252)	(252)
Interest expense	3,916	26,504	(25)	34	30,429
Income tax expense	354	59	2	110	525
Depreciation and amortization	18,663	30,130	2,977	301	52,071
Facility action charges, net	1,450	5,796	2,406	93	9,745
Premium on early redemption of Senior Notes	—	9,126	—	—	9,126
Impairment of Timber Lodge	—	—	—	898	898

EBITDA	$65,395	$47,568	$(640)	$1,166	$113,489

	Forty Weeks Ended November 3, 2003
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Net income (loss)	$40,806	$(39,775)	$(1,135)	$(1,437)	$(1,541)
Loss from operations of discontinued segment, excluding impairment	—	—	—	389	389
Interest expense	4,937	26,243	(45)	(9)	31,126
Income tax expense	530	80	—	443	1,053
Depreciation and amortization	21,017	29,450	2,810	139	53,416
Facility action charges (gains), net	(660)	3,419	194	(673)	2,280
Impairment of Timber Lodge	—	—	—	1,566	1,566

EBITDA	$66,630	$19,417	$1,824	$418	$88,289

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The following table reconciles EBITDA (a non-GAAP measure) to cash flow provided by operating activities (a GAAP measure):

	Twelve Weeks Ended		Forty Weeks Ended
	November 1, 2004	November 3, 2003	November 1, 2004	November 3, 2003
		(as restated)		(as restated)
Net cash provided by operating activities	$32,904	$16,114	$100,513	$60,586
Interest expense	6,746	9,940	30,429	31,126
Income tax expense (benefit)	(70)	335	525	1,053
Premium on early redemption of Senior Notes	—	—	9,126	—
Amortization of loan fees	(1,057)	(1,160)	(3,051)	(3,696)
Recovery of (provision for) losses on accounts and notes receivable	(8)	(5)	1,784	(2,197)
Loss on sales of property and equipment, capital leases and extinguishment of debts	(2,036)	(552)	(8,352)	(630)
Deferred income taxes	(61)	(143)	(205)	(431)
Other non-cash credits	(607)	220	(126)	387
Net change in refundable income taxes	397	(84)	818	(723)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	1,019	2,497	4,317	7,453
Net change in accounts receivable, inventories, prepaid expenses and other current assets	3,430	(4,785)	(3,243)	(10,815)
Net change in accounts payable and other current and long term liabilities	(4,377)	6,285	(19,303)	5,939
EBITDA from operations of discontinued segment	(179)	89	262	(413)
Net cash provided to discontinued segment	5	21	257	237

EBITDA, including operations of discontinued segment	36,106	28,772	113,751	87,876
Less: EBITDA from operations of discontinued segment	179	(89)	(262)	413

EBITDA	$36,285	$28,683	$113,489	$88,289

Carl’s Jr.

During the twelve weeks ended November 1, 2004, we opened three Carl’s Jr. restaurants. Carl’s Jr. franchisees and licensees opened one restaurant. During the forty weeks ended November 1, 2004, we opened seven and closed one Carl’s Jr. restaurants. Carl’s Jr. franchisees and licensees opened ten and closed seven restaurants. The following tables show the change in the Carl’s Jr. restaurant portfolio, as well as the change in revenue for the current quarter and year-to-date:

	Restaurant Portfolio			Revenue
	Third Fiscal Quarter			Third Fiscal Quarter			Year-To-Date
	2005	2004	Change	2005	2004	Change	2005	2004	Change
					(as restated)			(as restated)
Company	432	440	(8)	$129,518	$120,926	$8,592	$429,139	$401,002	$28,137
Franchised and licensed(a)	585	563	22	51,372	45,809	5,563	170,176	152,746	17,430

Total	1,017	1,003	14	$180,890	$166,735	$14,155	$599,315	$553,748	$45,567

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

(a) Includes $39,971, $35,859, $133,356 and $118,780 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants during the twelve weeks ended November 1, 2004, and November 3, 2003, and the forty weeks ended November 1, 2004, and November 3, 2003, respectively.

Company-Operated Restaurants

Revenue from company-operated Carl’s Jr. restaurants increased $8,592, or 7.1%, to $129,518 during the twelve weeks ended November 1, 2004, as compared to the twelve weeks ended November 3, 2003. This increase resulted primarily from a 7.9% increase in same-store sales, partially offset by the impact of selling 15 company restaurants located in Arizona to a franchisee in the fourth quarter of fiscal 2004. During the forty week period ended November 1, 2004, revenue from company-operated Carl’s Jr. restaurants increased $28,137, or 7.0%, to $429,139. We believe the launch of several new products during the current fiscal year, including The Low Carb Six Dollar Burger™, the Low Carb Breakfast Bowl™, the Loaded Breakfast Burrito™, the Low Carb Charbroiled Chicken Club™ and two new entrée salads, as well as conversion to 100 percent Angus beef in The Six Dollar Burger ™, contributed to the growth in same-store sales. Promotional item sales also increased $1,413 during the forty weeks ended November 1, 2004, as compared to the prior year comparable period, primarily due to a current year bobblehead promotion featuring members of the National Basketball Association’s (“NBA”) Los Angeles Lakers, which was broader than a similar promotion featuring members of the NBA’s Sacramento Kings in the prior year.

     The changes in the restaurant-level margin are explained as follows:

	Twelve	Forty
	Weeks	Weeks
Restaurant-level margin for the period ended November 3, 2003(as restated)	20.3%	20.7%
Increase in food and packaging costs	(1.2)	(0.7)
Decrease (increase) in workers’ compensation expense	0.2	(0.2)
Decrease in labor costs, excluding workers’ compensation	0.8	0.8
Increase in rent expense	(0.9)	(0.5)
Decrease in utilities expense	0.1	0.2
Decrease in depreciation expense	0.6	0.4
Decrease in repair and maintenance expense	0.4	0.3
Decrease in property taxes	0.2	0.2
Other, net	0.3	(0.1)

Restaurant-level margin for the period ended November 1, 2004	20.8%	21.1%

Food and packaging costs as a percent of sales increased during the twelve and forty weeks ended November 1, 2004, as compared to the prior year periods, due primarily to increases in the cost of several commodities, primarily beef, during the third quarter of fiscal 2005.

Workers’ compensation expense as a percent of sales decreased during the twelve weeks ended November 1, 2004 as compared to the prior year period, due mainly to benefits of sales leverage. For the forty weeks ended November 1, 2004, workers’ compensation expense as a percentage of sales increased as a result of an approximate $1,100 charge recorded in the current year second fiscal quarter to reflect an increase in the actuarial estimate of claims losses in prior policy periods.

Rent expense as a percent of sales increased during the twelve and forty weeks ended November 1, 2004 as compared to the prior year periods, as a result of the designation of certain leases as capital leases during the third fiscal quarter of the prior year. Rent expense as a percent of sales has remained relatively constant during the first three fiscal quarters of the current year.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Labor costs, excluding workers’ compensation, as a percent of sales decreased during the twelve and forty weeks ended November 1, 2004, as compared to the twelve and forty weeks ended November 3, 2003, due mainly to benefits of sales leverage.

Depreciation, property taxes and utilities, as well as repair and maintenance expense, as percents of sales, decreased during the twelve and forty weeks ended November 1, 2004, from the comparable prior year period, due mainly to sales leverage.

On October 5, 2003, the Governor of California signed Senate Bill 2, known as the “Health Insurance Act of 2003” (“SB2”), which would have required that the company provide healthcare coverage for the majority of its workers. On November 2, 2004, Proposition 72 was defeated by the voters of California, which had the effect of nullifying SB2.

Franchised and Licensed Restaurants

Total franchising revenue increased $5,563, or 12.1%, to $51,372 during the twelve weeks ended November 1, 2004, as compared to the twelve weeks ended November 3, 2003. The increase is comprised mainly of an increase of $4,112, or 11.5%, in food, paper and supplies sales to franchisees, resulting from the increase in the franchise store base over the comparable prior year period, overall commodity cost increases passed through to franchisees and the food purchasing volume impact of the 6.7% increase in franchise same-store sales. For similar reasons, franchise royalties also grew $750, or 14.8%, during the twelve weeks ended November 1, 2004, as compared to the twelve weeks ended November 3, 2003.

Total franchising revenue increased $17,430, or 11.4%, to $170,176 during the forty weeks ended November 1, 2004, as compared to the forty weeks ended November 3, 2003. The increase is comprised mainly of an increase of $14,576, or 12.3%, in food, paper and supplies sales to franchisees and an increase of $2,449, or 14.7%, in franchise royalties, both for reasons similar to those noted in the third fiscal quarter discussion above.

Net franchising income increased $1,833, or 35.3%, during the twelve weeks ended November 1, 2004, as compared to the twelve weeks ended November 3, 2003, and increased $6,285, or 36.3%, during the forty weeks ended November 1, 2004, as compared to the forty weeks ended November 3, 2003. These increases are primarily due to increased profits from subleasing facilities to franchisees and the increase in franchise royalties.

Although not required to do so, approximately 89% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Hardee’s

During the twelve weeks ended November 1, 2004, we opened one and closed 11 Hardee’s restaurants. During the same period, Hardee’s franchisees and licensees opened one restaurant and closed thirteen restaurants. For the forty weeks ended November 1, 2004, we opened two restaurants and closed 43 Hardee’s restaurants. During the same period, Hardee’s franchisees and licensees opened four restaurants and closed 45 restaurants. The following table shows the change in the Hardee’s restaurant portfolio, as well as the change in revenue for the current quarter and year-to-date:

	Restaurant Portfolio			Revenue
	Third Fiscal Quarter			Third Fiscal Quarter			Year-To-Date
	2005	2004	Change	2005	2004	Change	2005	2004	Change
					(as restated)			(as restated)
Company	680	721	(41)	$140,269	$139,944	$325	$461,855	$446,168	$15,687
Franchised and licensed	1,367	1,413	(46)	15,303	17,506	(2,203)	55,249	52,619	2,630

Total	2,047	2,134	(87)	$155,572	$157,450	$(1,878)	$517,104	$498,787	$18,317

During the fourth quarter of fiscal 2003, we introduced a new menu at Hardee’s pursuant to our “Hardee’s Revolution” strategy. We determined that significant management and staff training would be required to properly execute the new menu. We also invested in additional labor in the restaurants to ensure outstanding customer service during the training stage of the Hardee’s Revolution. These investments significantly impacted our financial results during the twelve and forty week periods ended November 3, 2003. In addition, the deletion of up to 40 menu items pursuant to the Hardee’s Revolution strategy negatively affected sales at both company-operated and franchised Hardee’s restaurants through the first half of fiscal 2004. As the training, implementation and introduction of the Hardee’s Revolution were completed in early fiscal 2004, we have adjusted our staffing levels. We have also experienced significant sales trend improvements since the completion of Hardee’s Revolution rollout, including same-store sales growth at company-operated restaurants for 17 consecutive four-week reporting periods through November 1, 2004.

Company-Operated Restaurants

Same-store sales for company-operated Hardee’s restaurants increased 4.5% during the twelve weeks, and 7.8% during the forty weeks ended November 1, 2004. We believe this increase reflects positive consumer reception of the Hardee’s Revolution menu changes. A 4.0% price increase implemented at the beginning of the fourth quarter of fiscal 2004 to address cost pressures, particularly the cost of beef, may have also contributed to our same-store sales growth.

Revenue from company-operated Hardee’s restaurants increased $325, or 0.2%, to $140,269 during the twelve weeks ended November 1, 2004, as compared to the twelve weeks ended November 3, 2003. This increase is due to the increase in same-store sales discussed above, partially offset by the closure of 30 restaurants during the first quarter of fiscal 2005 that did not adequately respond to the Hardee’s Revolution strategy, and other minor store closure activity. The average check during the twelve weeks ended November 1, 2004 was $4.60, as compared to $4.35 during the twelve weeks ended November 3, 2003. The increase in average check is primarily due to our shift to premium products, reductions in couponing and discounted menu items, and the price increase in the fourth quarter of fiscal 2004.

Revenue from company-operated Hardee’s restaurants increased $15,687, or 3.5%, during the forty weeks ended November 1, 2004, as compared to the forty weeks ended November 3, 2003. This increase is also due to the increase in same-store sales discussed above, partially offset by the restaurant closures. Consistent with the third quarter of fiscal 2005, the average check during the forty weeks ended November 1, 2004 increased to $4.61, as compared to $4.28 during the forty weeks ended November 3, 2003.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The changes in restaurant-level margins are explained as follows:

	Twelve	Forty
	Weeks	Weeks
Restaurant-level margin for the period ended November 3, 2003 (as restated)	11.3%	9.6%
Decrease in labor and incentive costs, excluding workers’ compensation	2.1	2.5
Decrease in food and packaging costs	1.1	1.2
Decrease (increase) in workers’ compensation insurance expense	0.1	(0.2)
Decrease in general liability insurance expense	0.4	0.6
Increase in asset retirement expense	(0.2)	(0.3)
(Increase) decrease in repair and maintenance expenses	(0.2)	0.1
Decrease in utilities expense	0.3	0.5
Decrease in depreciation expense	0.3	0.6
Decrease in restaurant opening costs	—	0.2
Other, net	0.1	0.2

Restaurant-level margin for the period ended November 1, 2004	15.3%	15.0%

Labor costs, excluding workers’ compensation, decreased significantly as a percent of sales during the twelve and forty week periods ended November 1, 2004, from the comparable prior year period. This decrease resulted mainly from adjusting staffing levels after completing the Hardee’s Revolution rollout, the benefits of sales leverage, and certain labor cost management improvements commencing in the fourth quarter of fiscal 2004.

Food and packaging costs as a percent of sales decreased from the comparable prior year periods primarily due to lower discounting and couponing during the current year versus the prior year while we were still transitioning to the Hardee’s Revolution menu, as well as the price increase implemented in the fourth quarter of fiscal 2004 discussed above, partially offset by higher prices for beef and other commodities.

Workers’ compensation expense as a percent of sales decreased during the twelve weeks ended November 1, 2004, due mainly to benefits of sales leverage. Workers’ compensation expense as a percent of sales increased during the forty weeks ended November 1, 2004, as compared to the prior year, mainly as a result of an approximate $1,200 charge recorded in the current year second fiscal quarter to reflect an increase in the actuarial estimate of claims losses in prior policy periods, primarily the policy year ended January 31, 2004.

During the twelve weeks ended November 1, 2004, we retired a minor amount of obsolete restaurant cooking equipment assets based on the completion of store physical inventory counts at approximately half of our Hardee’s restaurants, whereas we had no significant asset retirement activity in the prior year comparable period.

Depreciation and utilities expense decreased as a percent of sales from the comparable prior year periods due mainly to the benefits of sales leverage.

General liability insurance expense decreased as a percent of sales from the prior year comparable periods due primarily to favorable adjustments to the reserve for general liability claims resulting from our semi annual actuarial analysis.

Franchised and Licensed Restaurants

Total franchising revenue decreased $2,203, or 12.6%, to $15,303 during the twelve weeks ended November 1, 2004, as compared to the twelve weeks ended November 3, 2003. The decrease is primarily due to a $3,063 or 47% decrease in distribution center revenues related to equipment and sales to franchisees, partially offset by franchise royalties which increased by $937, or 10.1%. The decrease in distribution revenues are a result of reduced equipment sales to franchisees which made significant investments in fiscal 2003 and early fiscal 2004 pursuant to the Star Hardee’s remodel program. The increase in franchise royalties is primarily due to improved financial health of certain franchisees, which allowed them to resume royalty payments to us, and the 0.7% increase in franchise same-store sales, partially offset by the decrease in the number of franchised restaurants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Total franchising revenue increased $2,630, or 5.0%, to $55,249 during the forty weeks ended November 1, 2004, as compared to the forty weeks ended November 3, 2003. During the same period franchise royalties grew $5,444, or 18.8%, both for reasons similar to those noted in the third fiscal quarter discussion above.

Net franchising income increased $441, or 5.2%, during the twelve weeks ended November 1, 2004, and increased $8,417, or 33.3%, during the forty weeks ended November 1, 2004, as compared to the same periods in the prior year. For the twelve weeks ended November 1, 2004, the increase in net franchising income was primarily due to the increases in franchise royalties and rents noted above, partially offset by a $286 increase in the provision for bad debts. The increase in provision for bad debts results from a provision of $52 during the twelve weeks ended November 1, 2004, as compared to a credit of $235 during the twelve weeks ended November 3, 2003. For the forty weeks ended November 1, 2004, the increase in net franchising income was also primarily due to the increases in franchise royalties and rents noted above, as well as a $967 decrease in the provision for bad debts. The decrease in provision for bad debts results from a credit of $1,401 during the forty weeks ended November 1, 2004 principally due to improved collections, as compared to a credit of $434 during the forty weeks ended November 3, 2003.

La Salsa

During the twelve weeks ended November 1, 2004, we closed one La Salsa restaurant. During the forty weeks ended November 1, 2004, we opened two La Salsa restaurants and closed two restaurants. During the same period, La Salsa franchisees and licensees opened two and closed three restaurants. The following table shows the change in the La Salsa restaurant portfolio, as well as the change in revenue at La Salsa for the current quarter and year-to-date:

	Restaurant Portfolio			Revenue
	Third Fiscal Quarter			Third Fiscal Quarter			Year-To-Date
	2005	2004	Change	2005	2004	Change	2005	2004	Change
Company	61	60	1	$10,561	$9,827	$734	$36,262	$32,962	$3,300
Franchised and licensed	40	40	—	500	360	140	1,457	1,196	261

Total	101	100	1	$11,061	$10,187	$874	$37,719	$34,158	$3,561

Same-store sales for company-operated La Salsa restaurants increased 5.6% during the twelve weeks ended November 1, 2004. Revenue from company-operated La Salsa restaurants increased $734, or 7.5%, when compared to the twelve weeks ended November 3, 2003, primarily due to the net increase in the number of company-operated restaurants and the increase in same-store sales. For the forty weeks ended November 1, 2004, same-store sales for company-operated La Salsa restaurants increased 5.4% and revenue from company-operated La Salsa restaurants increased $3,300, or 10.0%, when compared to the same period in the prior year, also primarily due to the company-operated restaurant count and same-store sales growth.

Restaurant-level margins were 2.9% and 5.7% as a percent of company-operated restaurant revenues for the twelve-week periods ended November 1, 2004, and November 3, 2003, respectively. Margins were favorably impacted by approximately 110 basis points due to an decrease in food and packaging costs as a percent of sales, resulting primarily from true-up of rebates. Margins were negatively impacted by approximately 80 basis points due to an increase in payroll and employee benefit costs, primarily as a result of increased hourly labor related to higher costs associated with new restaurant openings with lower sales average and the fixed nature of labor on lower sales, and increases in workers’ compensation expense resulting from higher actuarial estimates. Occupancy and other expenses negatively impacted margins by approximately 310 basis points, due to new point of sale cash register maintenance contracts, higher energy bills in California (approximately 90 basis points), and higher repair and maintenance costs (approximately 30 basis points). Additonally, depreciation expense increased (approximately 200 basis points) due mainly to higher costs associated with new restaurant openings with lower average sales, partially offset by a decrease in restaurant opening costs.

Restaurant-level margins were 3.4% and 8.9% as a percent of company-operated restaurant revenues for the forty weeks ended November 1, 2004, and November 3, 2003, respectively. Margins were negatively impacted by

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

approximately 60 basis points due to an increase in food and packaging costs as a percent of sales, resulting primarily from higher produce and dairy costs. Margins were also negatively impacted by approximately 315 basis points due to an increase in payroll and employee benefit costs primarily due to an approximate $570 charge recorded in the current year fiscal second quarter to reflect an increase in the actuarial estimate of workers’ compensation claims losses in prior policy years and, to a lesser extent, the first half of fiscal 2005. Additionally, payroll and employee benefit costs also increased for the same reasons noted in the third fiscal quarter discussion above. Occupancy and other expenses negatively impacted margins by approximately 180 basis points, due mainly to amortization of intangible assets (approximately 100 basis points), which had been classified as general and administrative expenses in the prior year comparable period, and increased rent expense (approximately 140 basis points) due mainly to an adjustment to deferred rents based on current lease terms, partially offset by a decrease in restaurant opening costs (approximately 90 basis points).

Consolidated Variable Interest Entities

We consolidate the results of one variable interest entity (VIE), a franchise that operates six Hardee’s restaurants, and a group of Hardee’s cooperative advertising funds. We do not possess any ownership interest in the VIE franchise. Retail sales and operating expenses of the VIE franchise are included within Franchise and Licensed Restaurants and Other and the resulting minority interest in the income of the VIE franchisee is included in Other Income (Expense), Net, in the accompanying Condensed Consolidated Statements of Operations for the twelve and forty weeks ended November 1, 2004. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion of the VIE franchise.) The Hardee’s cooperative advertising funds consist of the Hardee’s National Advertising Fund and many local advertising cooperative funds. Each of these funds is a separate non-profit association with all the proceeds segregated and managed by a third-party accounting service company. The group of funds has been reported in the Company’s accompanying Condensed Consolidated Balance Sheet as of November 1, 2004, on a net basis, and is included within Advertising Fund Assets, Restricted, and Advertising Fund Liabilities within current assets and current liabilities, respectively. The funds are reported as of the latest practicable date, which is September 30, 2004. Beginning in the second quarter of fiscal 2005, the group of funds has been reported in our Condensed Consolidated Statements of Operations on a net basis, whereby contributions from franchisees have been recorded as offsets to our reported advertising expenses. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion of the Hardee’s cooperative advertising funds.)

Consolidated Advertising Expense

Advertising expenses decreased $253, or 1.5%, to $16,466 during the twelve weeks ended November 1, 2004, as compared to the twelve weeks ended November 3, 2003. Advertising expenses as a percentage of company-operated restaurant revenue decreased marginally from 6.2% to 5.9% during the same period. The decrease in advertising costs is mainly as result of sales leverage related to advertising production costs, which are mostly fixed in nature.

Advertising expenses increased $1,838 or 3.4%, to $56,140 during the forty weeks ended November 1, 2004, as compared to the forty weeks ended November 3, 2003. Advertising expenses as a percentage of company-operated restaurant revenue decreased marginally from 6.2% to 6.0% for the same reasons noted in the third fiscal quarter discussion above.

Consolidated General and Administrative Expense

General and administrative expenses were 8.2% of total revenue during the twelve weeks ended November 1, 2004, as compared to 7.7% during the twelve weeks ended November 3, 2003. For the same period, general and administrative expenses increased $2,969, or 11.6%, to $28,630 as compared to the prior year period. This increase, in both dollar and percentage terms, is primarily due to charges of increased corporate and regional management incentive compensation expense as a result of our improved financial performance, additional staffing and increased consulting and audit expenses pursuant to compliance work associated with the Sarbanes-Oxley Act of 2002 (and new corporate governance requirements imposed by the New York Stock Exchange), and increased legal fees with respect to ongoing litigation, partially offset by a decrease in depreciation expense.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

General and administrative expenses were 9.1% of total revenue during the forty weeks ended November 1, 2004, as compared to 7.5% during the forty weeks ended November 3, 2003. For the same period, general and administrative expenses increased $23,320, or 28.4%, to $105,439 as compared to the prior year period. This increase, in both dollar and percentage terms, is primarily due to charges incurred in the second fiscal quarter of $8,250 to increase the litigation accruals for pending matters to their estimated settlement amounts and $1,500 for losses incurred upon disposal of a partial interest in a corporate jet in which we shared ownership interest with a related party, along with the increases noted in the third fiscal quarter discussion above, partially offset by a decrease in depreciation expense.

Consolidated Interest Expense

During the twelve weeks ended November 1, 2004, interest expense decreased $3,194, or 32.1%, to $6,746, as compared to the twelve weeks ended November 3, 2003, primarily as a result of lower average borrowings, lower interest rates upon refinancing our Senior Notes with a lower cost bank term loan and further amortization of our capital lease obligations since the prior year comparable period. During the forty weeks ended November 1, 2004, interest expense decreased $697, or 2.2%, to $30,429, as compared to the forty weeks ended November 3, 2003 and included $4,936 to write off unamortized deferred financing costs pursuant to our refinancing and debt prepayment activity in the current year.

Consolidated Other Income (Expense), Net

Other income (expense), net, typically consists of lease and sublease income from non-franchisee tenants, provisions for bad debts on certain notes receivable from franchisees, and other non-operating charges. Other income, net increased by $1,241, to $1,024, during the twelve weeks ended November 1, 2004, over the comparable prior year period due mainly to a prior year payment of a $708 redemption premium related to the early retirement of convertible notes. For the forty weeks ended November 1, 2004, other expense, net increased by $4,565, to $5,536, mainly due to a $9,126 premium paid upon early redemption of our Senior Notes in the current year, partially offset by bad debt provisions of $1,796 in the prior year and the receipt of a $515 lease termination make-whole payment and approximately $300 of interest income upon collection of officer and non-employee director notes receivable in the current year.

Consolidated Income Tax Expense

We recorded income tax (benefit) expense of $(70) and $335 for the twelve week periods ended November 1, 2004, and November 3, 2003, respectively. For the forty week periods ended November 1, 2004, and November 3, 2003, we recorded income tax expense of $525 and $1,053, respectively. These amounts for both periods were comprised of foreign income taxes, provision for certain matters under audit and deferred taxes associated with a difference in amortization of goodwill for financial reporting versus income tax reporting purposes.

At January 31, 2004, we had federal net operating loss (“NOL”) carryforwards for regular tax and alternative minimum tax (“AMT”) purposes of approximately $91,970 and $72,710, respectively, expiring in varying amounts in the years 2021 through 2024, and state NOL carryforwards of approximately $335,948, expiring in varying amounts in the years 2006 through 2024. As of January 31, 2004, we also had AMT credit carryforwards of approximately $10,691, with no expiration date, general business credit carryforwards (primarily wage-related) of approximately $10,952, expiring in varying amounts in the years 2020 through 2024, and foreign tax credits in the amount of $2,829, expiring in varying amounts in the years 2008 and 2009.

As a result of our NOL and credit carryforwards and expected favorable book/tax differences from depreciation and amortization, we expect that our cash requirements for U.S. federal and state income taxes will not exceed 2.0% of our taxable earnings for several years. The 2.0% rate results from AMT under which 10% of taxable earnings cannot be offset by NOL carryforwards and is subject to the AMT rate of 20%. The actual cash requirements for taxes could vary significantly from our expectations for a number of reasons, including, but not limited to, unanticipated fluctuations in our deferred tax assets and liabilities, unexpected gains from significant transactions,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

unexpected outcomes of income tax audits, and changes in tax law. We expect to continue to incur foreign taxes on our income earned outside the U.S.

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

We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of November 1, 2004, our current ratio was 0.59 to 1.

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

During the quarter ended November 1, 2004, we voluntarily prepaid $44,475 of the $230,000 term loan in addition to the $401 regularly scheduled payment. As of November 1, 2004, we had cash borrowings outstanding under the term loan and revolving portions of the Facility of $154,599 and $3,500, respectively, outstanding letters of credit under the revolving portion of the Facility of $65,597, and availability under the revolving portion of the Facility of $80,903. Subsequent to quarter-end, we voluntarily prepaid an additional $11,599 of the term loan, reducing the term loan balance to $143,000.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

As of November 1, 2004, the applicable interest rate on the term loan was LIBOR plus 3.0%, or 4.875% per annum, and the applicable interest rate on the revolving loan portion of the Facility was LIBOR plus 2.75%. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for LIBOR loans, which is currently 2.75% per annum. On November 4, 2004, we amended the Facility resulting in a 0.25% decrease to all borrowing rates.

The Facility also required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Accordingly, the change in the fair value of the $371 of interest rate cap premiums will be recognized quarterly in interest expense in the consolidated statement of operations. During the twelve and twenty-four week periods ended November 1, 2004, the Company recorded $173 and $223 of interest expense, respectively, to reduce the carrying value of the interest rate cap premium to its fair value of $148 at November 1, 2004. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure.

Subject to the terms of the Facility, we may make capital expenditures in the amount of $50,000, plus 80% of the amount of actual EBITDA (as defined) in excess of $110,000 during the current fiscal year and $45,000, plus 80% of the amount of actual EBITDA (as defined) in excess of $110,000 during each subsequent fiscal year. In fiscal 2005 and thereafter, we may carry forward any unused capital expenditure amounts to the following year. The Facility also permits us to repurchase our common stock in the amount of $27,000, plus a portion of excess cash flow and certain net asset sale proceeds (as defined) during the term of the Facility.

The Facility contains financial performance covenants, which include a minimum EBITDA requirement, a minimum fixed charge coverage ratio and maximum leverage ratios and capital expenditures, and precludes us from paying dividends.

The full text of the contractual requirements imposed by this financing is set forth in the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, which we have filed with the Securities and Exchange Commission, and in the ancillary loan documents described therein. We were in compliance with the requirements of the Facility as of November 1, 2004. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only if we are in default under the Facility), our 2023 Convertible Notes (described below) may also become accelerated under certain circumstances and after all cure periods have expired.

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

During the forty weeks ended November 1, 2004, cash provided by operating activities was $100,513, an increase of $39,927 over the prior year comparable period. The increase resulted mainly from a trend change in the accounts payable balance fluctuation in the current year first half as compared to the prior year first half. Such trend can vary significantly from quarter to quarter depending upon the timing of large vendor payments. Net income during the forty weeks ended November 1, 2004 is $12,488 higher than net income for the comparable prior year period. In addition, the current year period includes significantly more non-cash charges, including a significant portion of our facility action charges and the deferred financing cost write-offs noted above.

Cash used in investing activities during the forty weeks ended November 1, 2004, totaled $23,230, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, proceeds from the disposition of Timber Lodge, and collections on notes receivable.

Cash used in financing activities during the forty weeks ended November 1, 2004, totaled $110,766, which principally consisted of redemption of $200,000 of our Senior Notes due 2009 and $22,319 of our 2004 Convertible Notes, repayment of $75,401 of the term loans under our Facility (of which $74,475 represented voluntary prepayment thereof), repayment of the $24,062 remaining balance of our previously existing Facility term loan, $6,188 of financing costs incurred in connection with our refinancing activity during the second fiscal quarter, $5,559 used to repurchase 519,000 shares of our common stock and a $8,852 decrease in our bank overdraft position (which is generally not a significant source or use of cash over the long term), partially offset by the $230,000 of proceeds from the term loan component of our Facility.

Capital expenditures for the forty weeks ended November 1, 2004 were:

New restaurants (including restaurants under development)
Carl’s Jr.	$8,443
Hardee’s	3,468
La Salsa	925
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	618
Hardee’s	7,107
Other restaurant additions
Carl’s Jr.	6,594
Hardee’s	12,195
La Salsa	1,290
Corporate/other	3,224

Total	$43,864

As of November 1, 2004, we had remodeled 89% of the Hardee’s company-operated restaurants to the Star Hardee’s format.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Contractual Obligations

We enter into purchasing contracts and pricing arrangements to control costs for commodities and other items that are subject to price volatility. These arrangements in addition to any unearned supplier funding and distributor inventory obligations result in unconditional purchase obligations (see further discussion regarding these obligations in Item 3 — Quantitative and Qualitative Disclosures About Market Risk), which totaled $51,511 as of November 1, 2004.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. As of November 1, 2004, we had $158,099 of borrowings and $65,597 of letters of credit outstanding under the Facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $1,581. The estimated reduction is based upon the outstanding balance of the borrowings under the Facility and the weighted-average interest rate for the quarter and assumes no change in the volume, index or composition of debt as in effect on November 1, 2004. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

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

Derivative Financial Instruments

On July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the $371 of interest rate cap premiums will be recognized quarterly in interest expense in the consolidated statement of operations. During the twelve and twenty-four week periods ended November 1, 2004, the Company recorded $173 and $223 of interest expense, respectively, to reduce the carrying value of the interest rate cap premium to its fair value of $148 at November 1, 2004. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, such as this Form 10-Q, is reported in accordance with the Securities and Exchange Commission’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Form 10-Q as of November 1, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by the Form 10-Q report, were not effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings.

Beginning with the Company’s fiscal year ending January 31, 2005, in addition to reporting on disclosure controls and procedures, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) will require the Company’s senior management to provide an annual report on internal controls over financial reporting. This report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for the Company, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal controls over financial reporting, (iii) management’s assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not the Company’s internal controls over financial reporting are effective, and (iv) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal controls over financial reporting. Pursuant to this requirement, in early fiscal 2005 management established an internal control steering committee and project team, engaged outside consultants and adopted a detailed project work plan to document and assess the adequacy of internal controls over financial reporting, remediate any control weaknesses that may be identified, validate through testing that the controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting.

In October and November of 2004, through an extensive internal review of its consolidated financial statements, the Company’s management identified several accounting matters that led to a conclusion by the Company’s Audit Committee of the Board of Directors that previously filed financial statements of the Company should be restated. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Notes to Condensed Consolidated Financial Statements included within this Form 10-Q for further detailed discussion and quantification of the accounting errors identified.

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

Except as described below, there have been no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended November 1, 2004, or thereafter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

The following table provides information as of November 1, 2004, with respect to shares of Common Stock repurchased by the Company during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
				Maximum
				Number (or
				Approximate
				Dollar
				Value) of
			Total	Shares (or
			Number of Shares	Units) that
		Average	(or Units)	May Yet Be
	Total	Price	Purchased as Part	Purchased
	Number of Shares	Paid per	of Publicly	Under the
	(or Units)	Share	Announced Plans	Plans or
Period	Purchased	(or Unit)	or Programs	Programs
August 10, 2004 – September 6, 2004	—	—	—	$16,646
September 7, 2004 – October 4, 2004	200,000	$10.99	200,000	14,441
October 5, 2004 – November 1, 2004	—	—	—	14,441

Total	200,000	$10.99	200,000	$14,441

In April 2004, our Board of Directors authorized a program to allow us to repurchase up to $20,000 of our Common Stock through April 2005. Pursuant to this authorization, during the sixteen weeks ended May 17, 2004, we repurchased 319,000 shares of our Common Stock at an average price of $10.49 per share, for a total cost, including trading commissions, of $3,354. We did not repurchase any additional shares in the twelve-week period ending August 9, 2004. During the twelve weeks ended November 1, 2004, we purchased 200,000 shares of our Common Stock at an average price of $10.99 per share, for a total cost, including trading commissions, of $2,205.

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