Form 10-K
period 2005-01-31
CKE RESTAURANTS INC
filed 2005-04-25
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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
None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 9, 2004 was $699,986,858.
     The number of outstanding shares of the registrant’s common stock was 59,007,824 as of April 8, 2005.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of January 31, 2005, are incorporated by reference into Part III of this Report.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended January 31, 2005

i

PART I

Item 1.	Business
      Our fiscal year ends on the last Monday in January in each year. In this Annual Report, we refer to the fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended January 31, 2005, is referred to as “fiscal 2005” and the fiscal year ended January 26, 2004, is referred to as “fiscal 2004”). Fiscal 2005 includes 53 weeks, and fiscal 2004 and 2003 each include 52 weeks. All dollar amounts used in the text of this Annual Report are in thousands, unless otherwise noted.
Company Overview
      We own, operate, franchise and license approximately 3,166 quick-service restaurants, which are referred to in our industry as QSR’s, primarily under the brand names Carl’s Jr.®, Hardee’s® and La Salsa Fresh Mexican Grill®. According to the June 28, 2004, issue of Nation’s Restaurant News, our Hardee’s and Carl’s Jr. chains are the tenth and eleventh largest sandwich restaurant chains in the U.S., respectively, based on U.S. system-wide foodservice sales. Our system-wide restaurant portfolio at January 31, 2005, consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Green Burrito	Total

Company-operated	428	677	62	2	1,169
Franchised and licensed	586	1,357	39	15	1,997

Total	1,014	2,034	101	17	3,166

      Carl’s Jr. The first Carl’s Jr. restaurant was opened in 1956. Our Carl’s Jr. restaurants are located predominantly in the Western United States. Carl’s Jr. restaurants offer superior food quality, a diverse menu focused on burgers, premium dining selections at reasonable prices and attentive customer service to create a quality dining experience for its customers. Approximately 22% of Carl’s Jr. restaurants are dual-branded with The Green Burrito®. Typically, dual-branded Carl’s Jr. restaurants have both higher sales and profits. Carl’s Jr. is predominantly a lunch and dinner concept, with approximately 88% of Carl’s Jr. company-operated restaurant revenues coming from the lunch and dinner portion of its business in fiscal 2005.
      Hardee’s. The first Hardee’s restaurant was opened in 1960. Our Hardee’s restaurants are located predominantly in the Southeastern and Midwestern United States. Hardee’s restaurants offer quality food in generous portions at moderate prices. Historically, Hardee’s has been a place for breakfast, with approximately 44% of company-operated revenues derived from that portion of its business in fiscal 2005. In early 2003, we restructured our lunch/dinner menu, which now features large Angus beef Thickburgerstm and chicken sandwiches. Hardee’s breakfast menu is largely unchanged, featuring such items as Made From Scratch® biscuits and biscuit breakfast sandwiches. The new menu gives Hardee’s the opportunity to grow the lunch and dinner portion of its business.
      La Salsa. We acquired La Salsa on March 1, 2002, when we acquired Santa Barbara Restaurant Group, Inc. (“SBRG”). Our La Salsa restaurants are located predominantly in California, and are quality, fast-casual restaurants featuring traditional Mexican food items including tacos, burritos, enchiladas and salads.
Recent Developments
      Restatement of Prior Period Financial Results. As reported in our Current Report on Form 8-K filed on April 15, 2005, the Audit Committee of our Board of Directors, after discussion with management and KPMG LLP, our independent registered public accounting firm, concluded on April 11, 2005, that certain of our previously issued consolidated financial statements needed to be restated. As a result of the restatement, the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal years ended January 31, 2002, 2003 and 2004, in each case as amended to date, should no longer be relied upon, and the consolidated financial statements contained in this Annual Report should be relied upon in their place. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement

of Previously Issued Financial Statements on page 26 of this Annual Report and Notes to Consolidated Financial Statements — Note 1 — Significant Accounting Policies — Restatement of Previously Issued Financial Statements on page 79 of this Annual Report for additional information.
      Amendment to Credit Facility. Until recently, our senior credit facility (the “Facility”) prohibited us from paying cash dividends. On April 21, 2005, we amended our senior credit facility to permit us to pay cash dividends on substantially the same terms as we were and are permitted to repurchase shares of our common stock. On April 25, 2005, we announced that our Board of Directors has declared a cash dividend of $0.04 per share of our common stock to be paid on June 13, 2005, to our stockholders of record on May 23, 2005, and further announced its intention to pay a regular quarterly cash dividend. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under our term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in our letter of credit fee rate.
      Divestiture of Timber Lodge. As discussed in Note 6 of Notes to Consolidated Financial Statements, we completed the sale of Timber Lodge on September 3, 2004, which was accounted for as a discontinued operation. The operating results of Timber Lodge, losses of approximately $646 and $2,790 for fiscal 2005 and 2004, respectively, are included in the Consolidated Financial Statements as discontinued operations.
      Adoption of New Accounting Pronouncements. See Note 1 of Notes to Consolidated Financial Statements.
Use of Non-GAAP Financial Measurements
      In various places throughout this Annual Report, we use certain non-GAAP financial measures when describing our performance, which we believe provide valuable information to our stockholders. An example of such a non-GAAP financial measures would be EBITDA, which we believe is a valuable performance measure for our security holders as an indicator of earnings available to service debt and is a measure used by the lenders under our bank credit facility. Please see discussion of the non-GAAP financial measures we use in this Annual Report contained in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Presentation of Non-GAAP Measurements.”
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
      In addition, print copies of any of the foregoing documents may be obtained free of charge by visiting the “Contact” section of www.ckr.com, or by phone at (805) 745-7500.
      Information contained in our website is not deemed to be a part of this Annual Report.
Competitive Strengths
      The QSR industry is highly competitive. In order to maintain or increase their sales, a number of our major competitors have from time to time discounted certain menu items and promoted these discounted

“value items.” By contrast, we have developed and implemented a strategy to differentiate our Carl’s Jr. and Hardee’s brands from our competitors that includes the following elements:

•	promotion of premium, great tasting products such as Carl’s Jr.’s The Six Dollar Burgertm, Pastrami Burgertm and Breakfast Burgertm; as well as Hardee’s Monster Thickburgertmand Loaded Biscuit and Gravy Breakfast Bowltm;

•	installation of gas-fired charbroilers in all of our Carl’s Jr. and Hardee’s restaurants to improve taste, operations and food safety;

•	implementation of a program to focus on the essentials of restaurant operations — quality, service and cleanliness; and

•	initiation of a program to elevate customer service at Carl’s Jr. and Hardee’s to an industry-leading level.
      Carl’s Jr. and Hardee’s further differentiate themselves from their competitors by preparing their products to order and according to exacting standards so that customers receive hot and fresh food, and by offering their customers the convenience of table service once the order is placed.
      Carl’s Jr. Carl’s Jr. is a well-recognized brand that has operated profitably for the past eight fiscal years. The brand focuses on selling its signature products, such as the Super Star® hamburger, and on developing innovative new premium products, such as The 1 lb. Double Six Dollar Burgertm, Pastrami Burgertm, Loaded Breakfast Burritotm and Breakfast Burgertm, to attract what we characterize as the “young, hungry guy.” Carl’s Jr.’s focus on this customer type is enhanced through edgy, breakthrough advertising and high visibility sports sponsorships with professional sports teams in its major markets, including the National Basketball Association’s Los Angeles Lakers and Sacramento Kings and Major League Baseball’s Los Angeles Dodgers, San Francisco Giants and Los Angeles Angels of Anaheim. While we continue to build new Carl’s Jr. restaurants, most of the brand’s growth has come from its strong franchise community and its dual-branding opportunities with our Green Burrito brand.
      Hardee’s. Hardee’s continues to progress through a turnaround program which is targeted at improving Hardee’s same-store sales and returning the Hardee’s brand to prominence in the QSR sector. The key elements of the turnaround program are to:

•	improve restaurant operations by streamlining the menu and returning to restaurant fundamentals — quality, service and cleanliness;

•	remodel Hardee’s restaurants to the “Star Hardee’s” format and upgrade the condition of the facilities so that our customers enjoy comfortable surroundings and a pleasant dining experience;

•	transform Hardee’s from a discount variety brand to a premium product brand that appeals to what we believe to be our industry’s most attractive demographic segment, 18 to 35-year old males; and

•	grow the lunch and dinner portion of Hardee’s business while maintaining Hardee’s already strong breakfast business.
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
      We completed the implementation of the Hardee’s Revolution during fiscal 2004. The results of the new menu focus and other elements of the turnaround program have been positive, including 21 consecutive periods of increased same-store sales comparisons at Hardee’s through February 28, 2005. Our same-store sales for the four-week period ended March 28, 2005, which included the Easter holiday, were slightly lower than the prior year comparable period, which did not include the Easter holiday.
      La Salsa. Our La Salsa restaurants, modeled after the “taquerias” of Mexico, primarily cater to the lunch and dinner segment, and feature freshly prepared items such as tacos, burritos, enchiladas and salads. La Salsa restaurants emphasize generous portions and quality ingredients including Grade “A” skinless chicken, USDA lean steak, Wahoo fish, shrimp, real cheddar and Monterey Jack cheese, long-grain rice and both black and pinto beans.
      All ingredients are fresh, and there are no can openers or microwave ovens in the restaurants. Food is prepared to order, so that each item served will be fresh and hot. The restaurants offer a self-service salsa bar featuring a variety of condiments and freshly made salsas.
Business Strategy
      We remain focused on vigorously pursuing a comprehensive business strategy. The main components of our strategy are as follows:

•	remain focused on restaurant fundamentals — quality, service and cleanliness;

•	offer premium products that compete on quality and taste — not price;

•	build on the strength of the Carl’s Jr. brand, including dual-branding opportunities with Green Burrito;

•	continue to execute and refine the Hardee’s turnaround program;

•	control costs while increasing revenues;

•	leverage our infrastructure and marketing presence to build out existing core markets; and

•	strengthen our franchise system and pursue further franchising opportunities.
      Building on our recent improvements at Hardee’s remains the primary focus of our management team. The key success factor in operating Hardee’s profitably is increasing sales. For the fiscal year ended January 31, 2005, the average unit volume (“AUV”) at our company-operated Hardee’s restaurants was approximately $862, while the franchise-operated AUV was $891. We estimate that for the concept to operate profitably, the AUV must be in the range of $875 to $900 in today’s operating environment. We can provide no assurance that we will be successful in improving company-operated Hardee’s restaurant AUVs to, or maintaining franchise-operated Hardee’s restaurant AUVs at, those levels.
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
      Carl’s Jr. Franchise agreements with Carl’s Jr. franchisees, which operate in Alaska, Arizona, California, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas and Utah, generally provide for initial fees and continuing royalty payments and advertising fees to us based upon a percentage of gross sales (generally 4% for royalties and 5% to 7% for advertising). As of January 31, 2005, our Carl’s Jr. franchisees and licensees operated 586 Carl’s Jr. restaurants, or approximately 58% of the Carl’s Jr. system. The majority of our Carl’s Jr. franchisees own more than one restaurant, with 23 franchisees owning seven or more restaurants.
      Hardee’s. Franchise agreements with Hardee’s franchisees, who operate restaurants predominantly in the Southeastern and Midwestern United States, generally provide for initial fees and continuing royalty payments to us, and advertising fees to a national fund and/or a regional cooperative fund, based upon a percentage of gross sales (generally 4% for royalties and 3% to 5% for advertising). As of January 31, 2005, our Hardee’s franchisees and licensees operated 1,357 Hardee’s restaurants, or approximately 67% of the Hardee’s system. The majority of our Hardee’s franchisees own more than one restaurant, with 29 franchisees owning ten or more restaurants. Since our acquisition of Hardee’s in 1997, we have worked hard to develop and enhance a productive relationship with our Hardee’s franchisees. We have been supportive of Hardee’s franchise association and we believe we have strong communications with the franchisees. Our Hardee’s franchisees are joining us in our Star Hardee’s remodel program and, as of January 31, 2005, operated 888 franchised Star Hardee’s restaurants.
      La Salsa. Franchise agreements with La Salsa franchisees, who operate restaurants predominantly in California, generally provide for initial fees and continuing royalty payments and advertising fees to us based upon a percentage of gross sales (generally 5% for royalties and 1% to 2% for advertising). As of January 31, 2005, our La Salsa franchisees and licensees operated 39 La Salsa restaurants, or approximately 39% of the La Salsa system.
      The results of executing our business strategy have been:

•	We evolved the system-wide mix of restaurants to one that is primarily franchise-operated. At the end of fiscal 2005, approximately 58% and 67% of Carl’s Jr. and Hardee’s restaurants, respectively, were franchised.

•	We closed many unprofitable operations, which has improved our gross margin percentage and AUV in our Hardee’s restaurants.

•	We believe we have improved the quality, service and cleanliness of our Hardee’s restaurants.

•	Our same-store sales trends for company-operated restaurants, for each brand by quarter are:

	Carl’s Jr.	Hardee’s	La Salsa

Fiscal 2005
First Quarter	9.8%	11.9%	6.0%
Second Quarter	8.1%	6.2%	4.6%
Third Quarter	7.9%	4.5%	5.6%
Fourth Quarter	4.9%	4.4%	4.3%
Fiscal 2004
First Quarter	(0.4)%	(3.8)%	(1.9)%
Second Quarter	2.3%	1.0%	(2.0)%
Third Quarter	5.4%	6.7%	(2.6)%
Fourth Quarter	5.3%	9.2%	2.0%

•	Quarterly net income (loss) by segment has been (in thousands):

				Other, Including	Net Income
				Discontinued	(Loss) As
	Carl’s Jr.	Hardee’s	La Salsa	Operations	Reported

Fiscal 2005
First Quarter	$19,704	$(6,513)	$(2,532)	$(155)	$10,504
Second Quarter	5,648	(16,403)	(2,002)	68	(12,689)
Third Quarter	15,661	(1,131)	(1,466)	68	13,132
Fourth Quarter	17,477	(8,703)	(4,314)	2,609	7,069
Fiscal 2004
First Quarter	$16,299	$(21,899)	$(414)	$(1,688)	$(7,702)
Second Quarter	13,992	(8,744)	(18)	(7)	5,223
Third Quarter	10,515	(9,132)	(703)	258	938
Fourth Quarter	8,513	(22,511)	(36,118)	(1,563)	(51,679)
      The net income for Carl’s Jr. for the second quarter of fiscal 2005 includes a charge of $7,000 to increase a litigation accrual to $9,000 for three purported class action lawsuits pertaining to State of California wage and hour laws. The matters were settled and paid later in fiscal 2005 for $7,059, resulting in a reversal back into income of $1,941 of the litigation accrual, partially offset by charges of $1,365 to increase litigation accruals for certain other matters, in the fourth quarter of fiscal 2005. See “Summary of Significant Litigation” on page 18.
      The net loss for Hardee’s for the second quarter of fiscal 2005 includes charges totaling $12,943 for extinguishment of our Senior Subordinated Notes due 2009, and write-off of unamortized deferred financing costs.
      The net loss for La Salsa for the fourth quarter of fiscal 2004 includes an impairment charge of $34,059 to reduce the carrying value of La Salsa’s goodwill to $0.
Financial Information about Operating Segments
      We are engaged in the development, operation and franchising of quick-service and fast-casual restaurants, primarily under the brand names Carl’s Jr., Hardee’s, and La Salsa, principally in the United States of America. Information about our revenues, operating profits and assets is contained in Part II, Items 6 and 7 of this Annual Report on Form 10-K. As shown in the segment quarterly net income (loss) table above, as well as the information contained in the Consolidated Financial Statements and notes thereto, Carl’s Jr. operates profitably while Hardee’s operates at a loss. In viewing the segments, we allocate much of our general and administrative expenses and substantially all of our interest to each of the segments. On that basis, excluding the $12,943 of debt refinancing charges noted above, Hardee’s has been operating at a loss of approximately $1,651 per month during the last fiscal year.
Investments in Other Restaurant Concepts
      In the past, we have invested in other restaurant concepts, as described in Note 9 of Notes to Consolidated Financial Statements.
      Although we have no present intention to acquire additional interests in other restaurant concepts, we may do so in the future depending on the business prospects of the restaurant concept, the availability of financing at attractive terms, alternative business opportunities available to us, the consent of our senior lenders, if required, and general economic conditions.
Restaurant Development
      We perform extensive due diligence on prospective restaurant sites before we commit to opening, or permitting a franchisee to open, a restaurant at a location. We intend to continue to open new company-

operated restaurants, primarily in established markets. In fiscal 2005, we opened 12 new restaurants, and our franchisees and licensees opened 45 new restaurants. The average development cost for fiscal 2005 and 2004 for company-owned restaurants, including capitalizing ground leases at 8% for Carl’s Jr. and La Salsa, was as follows:

	Average per restaurant(1)

	Carl’s Jr.	Hardee’s	La Salsa

Land	$—	$434	$—
Building	718	796	478
Equipment	283	280	197
Capitalization of leases	854	—	913

Total	$1,855	$1,510	$1,588

(1)	The averages above are contingent upon a number of factors including, but not limited to, restaurant prototype, geographical area, and local zoning requirements.
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
      Our commitment to quality in both our products and our operations is supported by our training program. Each company-operated Carl’s Jr. and Hardee’s restaurant is operated by a general manager who has received a minimum of nine weeks of management training. Each company-operated La Salsa restaurant is operated by a general manager who has received 5-8 weeks of management training. These training programs involve a combination of classroom instruction and on-the-job training in specially designated training restaurants. The general manager trains other employees in accordance with our guidelines. District managers, who are responsible for seven to nine restaurants, also supervise general managers. Approximately 150 Carl’s Jr. and Hardee’s district managers are under the supervision of regional vice presidents, who regularly inspect the operations in their respective districts and regions.
Marketing and Advertising
      Our marketing and advertising initiatives focus on building brand awareness through the balanced use of television, radio and print advertising. These activities are supported by contributions of approximately 6.1% and 4.5% from Carl’s Jr. company-operated and franchise restaurants, respectively.
      Hardee’s company-operated and franchised restaurants contribute approximately 3.5% of their sales to advertising co-operatives which use the funds to purchase television and radio advertising time. In addition, Hardee’s restaurants contribute approximately 1.5% of their sales to purchase merchandising materials, print coupons, and execute outdoor and local restaurant marketing efforts.
      La Salsa company-operated and franchised restaurants contribute approximately 1.0% of their sales for the production of print and broadcast advertising and marketing material.
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
      We currently purchase substantially all of the food, packaging and supplies sold or used in our Hardee’s restaurants from MBM Corporation (“MBM”) See “Risk Factors — We depend on our suppliers to deliver quality products to us timely” on page 12. MBM currently distributes products to company-operated restaurants and to many of the franchised Hardee’s restaurants. Pursuant to the terms of our distribution agreements, we are obligated to purchase substantially all of our specified product requirements from MBM through the middle of July 2010. The prices and delivery fees we pay for MBM products are subject to adjustment in certain circumstances, which may include increases or decreases resulting from changes in MBM’s cost structure.
      We purchase most of the food, packaging and supplies used in our La Salsa restaurants from McCabe’s Quality Foods (“McCabe’s”). We have distribution agreements with both McCabe’s, which services restaurants in California, Nevada and Arizona, and Sysco, which distributes to a small number of our outer market franchise restaurants. The agreements with Sysco and McCabe’s expire in fiscal 2006 and 2007, respectively.
      See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Long-Term Obligations, for information about our unconditional purchase obligations.
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
      We primarily compete with major restaurant chains, some of whom dominate the QSR industry, and also compete with a variety of other take-out foodservice companies and fast-food restaurants. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, as well as supermarkets and convenience stores. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources and higher franchise AUVs.
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
Seasonality
      We operate on a retail accounting calendar. Our fiscal year has 13 four-week accounting periods and ends the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. Fiscal 2005, which ended on January 31, 2005, includes 53 weeks (which included one five-week accounting period in our fourth fiscal quarter), whereas fiscal 2004 and 2003 each include 52 weeks.
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
Employees
      We employ approximately 30,000 persons, primarily in company-operated restaurants and in our corporate offices and distribution facilities. Only those employees working at the La Salsa restaurant located in the Luxor Hotel in Las Vegas, Nevada are covered by a collective bargaining agreement. We have never experienced a work stoppage attributable to labor disputes. Past attempts to unionize our distribution center employees have been rejected by employee votes. We believe our employee relations are good.
Working Capital Practices
      Information about our liquidity is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years ended January 31, 2005, 2004 and 2003 in Part II, Item 7, pages 56 through 60, and the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2005, 2004 and 2003 in Part II, Item 8, page 77 of this Form 10-K.
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
Risk Factors
      We are engaged in a business strategy that includes the turnaround of our Hardee’s operations. The success of a business strategy, by its very nature, involves a significant number of risks, many of which are discussed below:

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

We may be unable to remain competitive or grow because we are a leveraged company.
      We have a significant amount of indebtedness. As of January 31, 2005, we had a total of $317,048 of debt and capital lease obligations. This indebtedness requires us to dedicate a portion of our cash flow from operations to principal and interest payments on our indebtedness, which could prevent us from implementing growth plans or proceeding with operational improvement initiatives. For instance, the principal measure of success in the QSR segment is same-store sales. Remodeling older restaurants is an effective way to stimulate sales. If we are required to divert cash flow from the remodeling of older restaurants or the opening of new restaurants to repayment of debt, we may be at a disadvantage compared to our competitors and our vulnerability to general adverse economic and industry conditions may be increased.
      As of January 31, 2005, we had $14,500 outstanding under the revolving portion and $138,651 outstanding under the term loan portion of our senior credit facility, and $65,868 in outstanding letter of credit obligations. We face a series of maturity dates on our outstanding indebtedness that occur in close proximity to each other, beginning with the maturity of the revolving credit facility portion of our senior credit facility on May 1, 2007, the maturity date of the term loan portion of our senior credit facility on July 2, 2008, and the requirement to repurchase our $105,000 of 4% Convertible Notes Due 2023 at the option of the holders of the notes in October 2008. Our leveraged status may prevent us from accessing credit or equity markets to satisfy our repayment obligations as they mature on favorable terms, or at all.

Restrictive covenants in our credit facility and outstanding senior indebtedness could adversely affect our business.
      Our credit facility and our other outstanding senior indebtedness contain restrictive covenants and, in the case of our credit facility, requirements that we comply with certain financial ratios. These covenants limit our ability to take various actions, including the incurrence of additional debt, the guaranteeing of indebtedness and engaging in various types of transactions, including mergers and sales of assets, and making specified distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities. Failure to maintain financial ratios required by our credit facility or to comply with the covenants in our credit facility or our other indebtedness could also result in acceleration of our indebtedness, which would impair our liquidity and limit our ability to operate.

Failure to continue our revitalization of Hardee’s would have a significant negative effect on our success.
      We have been challenged in our efforts to reestablish the connection between Hardee’s and consumers. Our efforts have included developing new marketing strategies, remodeling restaurants, refranchising restaurants, product variety, and a focus on the fundamentals of quality, service and cleanliness. Hardee’s performance has improved significantly; however, we believe Hardee’s remains an under-performing brand.

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
      Our profitability is dependent on, among other things, our continuing ability to offer fresh, high-quality food at moderate prices. While we continue to operate our own distribution business for most of our Carl’s Jr. system, we rely upon independent distributors for our Hardee’s and La Salsa restaurants. Our Hardee’s restaurants depend on the distribution services of MBM Corporation, an independent supplier and distributor of food and other products. MBM is responsible for delivering food, paper and other products from our vendors to our Hardee’s restaurants on a regular basis. MBM also provides distribution services to a large number of our Hardee’s franchisees. We purchase most of the food, packaging and supplies used in our La Salsa restaurants from McCabe’s Quality Foods. We have distribution agreements with both McCabe’s Quality Foods, which services restaurants in California, Nevada and Arizona, and Sysco, which distributes to a small number of our franchise restaurants outside these states. The agreements with Sysco and McCabe’s Quality

Foods expire in fiscal 2006 and 2007, respectively. In addition, our dependence on frequent deliveries of food and paper products subjects our restaurants to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. Any disruption in these distribution services could have a material adverse effect on our financial position and results of operations.

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
      Given that our restaurant-level workforce requires large numbers of both entry-level and skilled employees, low levels of unemployment could compromise our ability to provide quality service in our restaurants. From time to time, we have had difficulty hiring and maintaining qualified restaurant management personnel. Increases in the minimum wage have impacted our labor costs. Due to the labor-intensive nature of our business, a continuing shortage of labor or increases in minimum wage levels could have a negative effect on our results of operations.

Our sales and profits may be materially and adversely affected by our inability to integrate acquisitions successfully.
      Our future results of operations and cash flow may depend in part upon our ability to integrate any future acquisitions and mergers. If we are unable to achieve the strategic operating objectives we anticipate from any such acquisitions we may experience increased costs or decreased sales which would have a negative impact on our results from operations. Strategic operating initiatives that we may be unable to achieve include economies of scale in operations, cost reductions, sales increases and marketing initiatives.

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
      In recent years, we have not opened a significant number of new restaurants, as available cash was used to repay indebtedness. Our strategic plan, and a component of our business strategy, includes the construction of new restaurants and the remodeling of existing restaurants. We and our franchisees face competition from other restaurant operators, retail chains, companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of our expansion plans. If we experience delays in the construction process we may be unable to complete such construction activities at the planned cost, which would adversely affect our future results from operations. Additionally, we cannot assure you that such remodels and conversions will increase the revenues generated by these restaurants or be sustainable. Likewise, we cannot be sure that the sites we select for new restaurants will result in restaurants whose sales results meet our expectations.

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
      Our principal exposure to financial market risks is the impact that interest rate changes could have on our senior credit facility, the magnitude of which depends on the amount of borrowings we have outstanding. As of January 31, 2005, we had $10,000 of borrowings outstanding under our revolving credit facility that bore an interest rate of LIBOR plus an applicable margin, or 5.06%, and $4,500 borrowings outstanding under our revolving credit facility that bore interest at Prime plus an applicable margin, or 6.50%. As of January 31, 2005, we also had $138,651 outstanding under the term loan portion of our credit facility, which bore interest at LIBOR plus an applicable margin, or 4.94%, and $65,868 in outstanding letter of credit obligations, which bore fees at 2.5%.

Our financial results may be impacted by changes in accounting policies and practices.
      As of the end of the first quarter of fiscal 2005, we began to include in our Consolidated Financial Statements the operations of one of our Hardee’s franchisees and approximately 85 Hardee’s advertising fund arrangements as a result of the adoption of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51.
      In the first quarter of fiscal 2003, we recognized a charge of $175,780 as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets.
      As of the beginning of fiscal 2007, we will be required to adopt the provisions of SFAS 123 (revised 2004), Share-Based Payment, which will require us to measure and record compensation cost for all share-based payments, including employee stock options, at fair value.
      Additional future changes to accounting principles generally accepted in the U.S. may materially adversely affect our financial results if we are required to change our methods of accounting for transactions.
Executive Officers of the Registrant
      Our executive officers are as follows:

Name	Age	Position

Andrew F. Puzder	54	Chief Executive Officer and President
Theodore Abajian	40	Executive Vice President, Chief Financial Officer
John J. Dunion	46	Executive Vice President, Supply Chain Management
Brad Haley	46	Executive Vice President, Marketing — Carl’s Jr. and Hardee’s
Renea S. Hutchings	47	Executive Vice President, Development
E. Michael Murphy	53	Executive Vice President, General Counsel and Secretary
      Andrew F. Puzder was appointed to the Board of Directors in May 2001. Mr. Puzder became Chief Executive Officer and President of CKE in September 2000. From February 1997 to September 2000, he served as Executive Vice President, General Counsel and Secretary of CKE. Mr. Puzder was also Executive Vice President of Fidelity National Financial, Inc. (“FNF”) from January 1995 to June 2000. Mr. Puzder was a partner in the Costa Mesa, California law firm of Lewis, D’Amato, Brisbois & Bisgaard from September 1991 to March 1994, and a shareholder in the Newport Beach, California law firm of Stradling Yocca Carlson & Rauth from March 1994 until joining FNF in 1995.

      Theodore Abajian was appointed Executive Vice President and Chief Financial Officer of the Company in May 2003. From March 2002, he has also served as Executive Vice President, Chief Administrative Officer. From November 2000 to March 2002, Mr. Abajian served as President and Chief Executive Officer of SBRG, and as its Executive Vice President and Chief Financial Officer from May 1998. In addition, from January 2000 to October 2000, Mr. Abajian held the position of Senior Vice President and Chief Financial Officer for Checkers Drive-In Restaurants, Inc., and served as the Chief Financial Officer of Star Buffet, Inc. from July 1997 to May 1998. Mr. Abajian also served as a director of Staceys Buffet, Inc. from October 1997 to February 1998, and was Vice President and Controller with Summit Family Restaurants, Inc. from 1994 to 1998.
      John J. Dunion was appointed Executive Vice President, Supply Chain Management in July 2001. Prior to that, he held the position of Executive Vice President and Chief Administrative Officer. Before joining CKE in 1996, Mr. Dunion held various management positions with Unigate Restaurants, Inc., Jack in the Box, Inc. and Taco Bell Corp.
      Brad Haley was appointed Executive Vice President, Marketing for Hardee’s in September 2000. He also assumed responsibility for Carl’s Jr. marketing in January 2004. Prior to joining Hardee’s, Mr. Haley worked as Chief Marketing Officer for Church’s Chicken. From 1992 to 1999, Mr. Haley served as corporate vice president of marketing communications for Jack in the Box, Inc.
      Renea S. Hutchings was appointed Executive Vice President, Development in February 2001. Ms. Hutchings began her career with CKE in 1982, and has held various positions with the Company, most recently as Vice President, Franchising.
      E. Michael Murphy became Executive Vice President, General Counsel and Secretary of CKE in January 2001, after serving as Senior Vice President of the Company, and Senior Vice President, General Counsel of Hardee’s Food Systems, Inc. from July 1998. For the prior 10 years, Mr. Murphy was a partner of The Stolar Partnership law firm in St. Louis, Missouri.

Item 2.	Properties
      The following table sets forth information regarding our restaurant properties at January 31, 2005:

	Land and	Land Leased	Land and
	Building	and Building	Building
	Owned	Owned	Leased	Total

Carl’s Jr.:
Company-operated	38	109	281	428
Franchise-operated(1)	6	40	178	224
Third party-operated/vacant(2)	5	6	26	37

Subtotal	49	155	485	689

Hardee’s:
Company-operated	315	148	214	677
Franchise-operated(1)	34	60	118	212
Third party-operated/vacant(2)	20	15	65	100

Subtotal	369	223	397	989

La Salsa:
Company-operated	—	4	58	62
Third party-operated/vacant(2)	—	—	6	6

Subtotal	—	4	64	68

Other:
Company-operated	—	—	2	2
Third party-operated/vacant(2)	—	2	1	3

Subtotal	—	2	3	5

Total:
Company-operated	353	261	555	1,169
Franchise-operated(1)	40	100	296	436
Third party-operated/vacant(2)	25	23	98	146

Total	418	384	949	1,751

(1)	“Franchise-operated” properties are those which we own and lease to franchisees, or lease and sublease to franchisees.

(2)	“Third party-operated/ vacant” properties are those we own or lease that are either operated by unaffiliated entities or are currently vacant.
      The terms of our leases or subleases vary in length, with primary terms (i.e., before consideration of option periods) expiring on various dates through 2066. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options.
      Our corporate headquarters is located in Carpinteria, California and contains approximately 65,000 square feet of space. Our primary distribution center and Carl’s Jr. brand headquarters are both located in Anaheim, California and contain approximately 103,000 and 78,000 square feet of space, respectively. A secondary distribution center for the Carl’s Jr. brand is located in Manteca, California, and contains approximately 52,000 square feet of space. Our Hardee’s corporate facility is located in St. Louis, Missouri, and contains approximately 39,000 square feet of space, and a Hardee’s equipment distribution center is located in Rocky Mount, North Carolina, in a facility that contains approximately 81,000 square feet of space.

Item 3.	Legal Proceedings
      There are currently a number of lawsuits pending against us. These lawsuits cover a variety of allegations spanning our entire business. The following is a brief description of the more significant of these categories of lawsuits. In addition, we are subject to various federal, state and local regulations that affect our business. We do not believe that any such claims, lawsuits or regulations will have a material adverse effect on our financial condition or results.
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
Franchising
      A substantial number of our restaurants are franchised to independent entrepreneurs operating under contractual arrangements with us. In the course of the franchise relationship, disputes occasionally arise between us and our franchisees relating to a broad range of subjects including, without limitation, quality, service and cleanliness issues, contentions regarding grants or terminations of franchises, and delinquent payments. Additionally, on occasion disputes arise between us and individuals who claim they should have been granted a franchise.
Intellectual Property
      We have registered trademarks and service marks, patents and copyrights, some of which are of material importance to our business. From time to time, we may become involved in litigation to defend and protect our use of our intellectual property.
Summary of Significant Litigation
      We are, from time to time, the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us and our restaurants, regardless of whether such allegations are valid or whether we are liable. We are also, at times, the subject of complaints or allegations from employees, former employees and franchisees. On October 3, 2001, an action was filed by Adam Huizar and Michael Bolden, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, Los Angeles County, seeking class action status and alleging violations of California wage and hour laws. Similar actions were filed by Mary Jane Amberson and James Bolin, individually and on behalf of others similarly situated, in the Superior Court of the State of California, Los Angeles County, on April 5, 2002 and November 26, 2002, respectively. The complaints allege that salaried restaurant management personnel at the Company’s Carl’s Jr. restaurants in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. During the quarter ended August 9, 2004, we announced we had reached a preliminary agreement, subject to court approval, to settle these three lawsuits and fully resolve all complaints contained therein. The court approved settlement on December 15, 2004, and we paid $7,059 on or about December 27, 2004 to cover claims by eligible class members, plaintiff attorneys’ fees and costs, payments to the named plaintiffs, and costs of a third-party administrator.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is listed on the New York Stock Exchange under the symbol “CKR”. As of April 8, 2005, there were approximately 1,921 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the New York Stock Exchange Composite Tape:

	High	Low

Fiscal 2005
First Fiscal Quarter	$11.68	$7.25
Second Fiscal Quarter	14.54	9.39
Third Fiscal Quarter	13.64	10.40
Fourth Fiscal Quarter	14.77	11.89
Fiscal 2004
First Fiscal Quarter	$6.01	$3.05
Second Fiscal Quarter	7.04	4.75
Third Fiscal Quarter	7.95	5.81
Fourth Fiscal Quarter	7.69	5.74
      Our senior credit facility prohibited us from paying cash dividends to our stockholders until recently, and we did not declare any cash dividends for fiscal 2005 or fiscal 2004. On April 21, 2005, we amended our senior credit facility to permit us to pay cash dividends on substantially the same terms as we were and are permitted to repurchase shares of our common stock. On April 25, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock to be paid on June 13, 2005, to our stockholders of record on May 23, 2005, and further announced our intention to pay a regular quarterly cash dividend.
      In April 2004, our Board of Directors authorized a program to allow us to repurchase up to $20,000 of our common stock. Pursuant to this authorization, during the sixteen weeks ended May 17, 2004, we repurchased 319,000 shares of our common stock at an average price of $10.49 per share, for a total cost, including trading commissions, of $3,354. We did not repurchase any additional shares in the twelve weeks ended August 9, 2004. During the twelve weeks ended November 1, 2004, we purchased 200,000 shares of our common stock at an average price of $10.99 per share, for a total cost, including trading commissions, of $2,205. We did not repurchase any additional shares in the thirteen weeks ended January 31, 2005.
      The following table provides information as of January 31, 2005, with respect to shares of common stock repurchased by the Company during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
	Total	Average	Shares (or Units)	Shares (or Units)
	Number of	Price	Purchased as Part	that May Yet Be
	Shares (or	Paid per	of Publicly	Purchased Under
	Units)	Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs

November 2, 2004 – November 29, 2004	—	—	—	$14,441
November 30, 2004 – December 27, 2004	—	—	—	14,441
December 28, 2004 – January 31, 2005	—	—	—	14,441

Total	—	—	—	$14,441

Item 6.	Selected Financial Data
      The information set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.
Selected Financial and Operating Data

Fiscal Year Ended January 31,(1)(2)(3)(8)

2005	2004(7)	2003(5)(6)	2002	2001

(In thousands except per share amounts, restaurant counts, ratios and percentages)
Consolidated Statements of Operations Data:
Revenue:
Company-operated restaurants	$1,217,273	$1,142,929	$1,109,646	$1,174,384	$1,569,504
Franchised and licensed restaurants and other	302,608	270,491	253,715	263,727	215,623

Total revenue	1,519,881	1,413,420	1,363,361	1,438,111	1,785,127

Operating income (loss)	56,780	(8,268)	35,617	(31,163)	(140,980)
Interest expense	36,748	39,962	39,924	53,906	70,509
Income (loss) from continuing operations	18,662	(50,430)	19,214	(84,724)	(203,790)
Loss from discontinued operations	(646)	(2,790)	(53)	—	—
Income (loss) before cumulative effect of accounting change	18,016	(53,220)	19,161	(84,724)	(203,790)
Cumulative effect of accounting change(6)	—	—	(175,780)	—	—
Net income (loss)	18,016	(53,220)	(156,619)	(84,724)	(203,790)
Net income (loss) per share — basic	0.31	(0.92)	(2.76)	(1.68)	(4.04)
Income (loss) from continuing operations per share — diluted	0.31	(0.88)	0.33	(1.68)	(4.04)
Loss from discontinued operations per share — diluted	(0.01)	(0.04)	—	—	—
Income (loss) before cumulative effect of accounting change per share — diluted	0.30	(0.92)	0.33	(1.68)	(4.04)
Cumulative effect of accounting change per share — diluted(6)	—	—	(3.02)	—	—
Net income (loss) per share — diluted	0.30	(0.92)	(2.69)	(1.68)	(4.04)
Weighted-average shares outstanding — diluted	59,583	57,536	58,124	50,507	50,501
Cash dividends paid per common share	—	—	—	—	0.04
Ratio of earnings to fixed charges(4)	1.2	x	—	1.2	x	—	—

	Fiscal Year Ended January 31,(1)(2)(3)(8)

	2005	2004(7)	2003(5)(6)	2002	2001

	(In thousands except per share amounts, restaurant counts, ratios and percentages)
Segment Operating Data:
Carl’s Jr.:
Total revenue	$792,829	$725,055	$693,692	$704,557	$733,487
Operating income	61,658	55,109	52,577	49,728	59,275
Hardee’s:
Total revenue	673,172	642,694	627,785	690,459	942,123
Operating income (loss)	5,291	(26,336)	(16,361)	(80,561)	(203,526)
La Salsa:
Total revenue	48,794	43,933	39,959	—	—
Operating loss(7)	(10,269)	(37,304)	(397)	—	—
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,432	$54,355	$18,440	$24,642	$16,860
Working capital deficit (as restated)	(74,907)	(43,820)	(69,586)	(50,676)	(25,983)
Total assets (as restated)	668,883	730,404	804,937	898,516	1,175,662
Total long-term debt and capital lease obligations, including current portion	317,048	418,176	423,275	444,847	624,055
Stockholders’ equity (as restated)	119,668	100,658	152,660	227,348	316,007

(1)	Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2005 includes 53 weeks. Fiscal 2004, 2003, 2002, and 2001 include 52 weeks.

(2)	Fiscal 2002 and 2001 include $43.1 million and $219.0 million, respectively, of revenue generated from other restaurant concepts we acquired prior to fiscal 1998, and have since sold.

(3)	Fiscal 2005, 2004, 2003, 2002, and 2001 included $14.3 million, $17.8 million, $5.2 million, $70.9 million and $143.2 million, respectively, of facility action charges, net.

(4)	For purposes of calculating the ratio of earnings to fixed charges (a) earnings represent income (loss) before income taxes, discontinued operations and cumulative effect of accounting change and fixed charges, and (b) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations, amortization of debt issuance costs and a portion of rental expense that is representative of the interest factor (deemed by us to be one-third). Earnings were sufficient to cover fixed charges for fiscal 2005 and 2003, and insufficient to cover fixed charges for fiscal 2004, 2002, and 2001 by $48.0 million, $85.3 million and $214.9 million, respectively.

(5)	Fiscal 2003 includes operating results of SBRG from the date of acquisition, March 1, 2002.

(6)	During fiscal 2003, we adopted Statement of Financial Accounting Standards 142 (“SFAS 142”), Goodwill and Other Intangible Assets, resulting in a transitional impairment charge of $175.8 million (or $3.02 per diluted common share).

(7)	Fiscal 2004 included a $34.1 million impairment charge to reduce the carrying value of La Salsa goodwill to $0.

(8)	We have restated our beginning accumulated deficit for fiscal 2001 to correct for our previous improper application of FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases. See Note 1 of Notes to Consolidated Financial Statements.

Selected Financial and Operating Data by Segment

	Fiscal Year Ended January 31,(1)

	2005	2004	2003(4)	2002	2001

	(In thousands, except restaurant counts and percentages)
Carl’s Jr. Restaurants
Restaurants open (at end of fiscal year):
Company-operated	428	426	440	443	491
Franchised and licensed	586	580	547	526	486

Total	1,014	1,006	987	969	977

Restaurant sales:
Company-operated restaurants	$567,960	$523,945	$507,526	$516,998	$604,927
Franchised and licensed restaurants(2)	679,734	596,318	567,048	586,144	432,387
Average unit volume per company-operated restaurant	1,301	1,187	1,152	1,135	1,078
Percentage increase in comparable company-operated restaurant sales(3)	7.7%	2.9%	0.7%	2.9%	1.8%
Company-operated restaurant-level margins	21.1%	20.2%	20.8%	19.3%	18.7%
Hardee’s Restaurants
Restaurants open (at end of fiscal year):
Company-operated	677	721	730	742	923
Franchised and licensed	1,357	1,400	1,499	1,648	1,737

Total	2,034	2,121	2,229	2,390	2,660

Restaurant sales:
Company-operated restaurants	$601,068	$575,238	$562,010	$614,291	$855,060
Franchised and licensed restaurants(2)	1,203,750	1,186,490	1,251,526	1,390,072	1,370,656
Average unit volume per company-operated restaurant	862	792	763	763	715
Percentage increase (decrease) in comparable company-operated restaurant sales(3)	7.0%	2.5%	(2.2)%	0.1%	(7.6)%
Company-operated restaurant-level margins	14.3%	9.3%	10.5%	9.1%	7.1%

	Fiscal Year Ended January 31,(1)

	2005	2004	2003(4)	2002	2001

	(In thousands, except restaurant counts and percentages)
La Salsa Restaurants
Restaurants open (at end of fiscal year):
Company-operated	62	61	57
Franchised and licensed	39	41	42

Total	101	102	99

Restaurant sales:
Company-operated restaurants	$46,950	$42,310	$38,550
Franchised and licensed restaurants(2)	34,170	28,176	23,802
Average unit volume per company-operated restaurant	748	723	751
Percentage increase (decrease) in comparable company-operated restaurant sales(3)	5.2%	(1.3)%	0.8%
Company-operated restaurant-level margins	2.4%	5.3%	12.1%

(1)	Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, all years are presented as if the fiscal year ended January 31. Fiscal 2005 includes 53 weeks. Fiscal 2004, 2003, 2002 and 2001 include 52 weeks.

(2)	Franchisee restaurant operations are not included in our Consolidated Financial Statements; however, franchisee sales result in royalties and some rental income, which are included in franchised and licensed revenues.

(3)	Includes only restaurants open throughout the full years being compared.

(4)	Fiscal 2003 includes operating results of La Salsa from the date of the SBRG acquisition, March 1, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes and Selected Financial and Operating Data included elsewhere in this Form 10-K.
Overview
      Highlights from fiscal 2005 include:

•	Consolidated revenue increased 7.5%, to $1,519,881.

•	Through the end of fiscal 2005, Carl’s Jr. and Hardee’s had achieved 20 consecutive accounting periods (more than 18 months) of same-store sales increases.

•	Same-store sales increased 7.7% and 7.0% at company-operated Carl’s Jr. and Hardee’s restaurants, respectively.

•	Annual average unit volume increased 9.6%, to $1,301, for Carl’s Jr. company-operated restaurants and increased 8.8%, to $862, for Hardee’s company-operated restaurants.

•	Same-store transactions increased 1.3% and 0.2% at company-operated Carl’s Jr. and Hardee’s restaurants, respectively, representing the first such increase for either brand in the last eight years.

•	Carl’s Jr. restaurant-level margin increased 90 basis points to 21.1% in fiscal 2005, as compared to 20.2% in fiscal 2004.

•	Hardee’s restaurant-level margin increased 500 basis points to 14.3% in fiscal 2005, as compared to 9.3% in fiscal 2004.

•	Net income grew to $18,016, or $0.30 per diluted share. This represents an increase of $71,236 over the prior year net loss of $53,220, or $0.92 per diluted share. The fiscal 2004 net loss included a $34,059 charge to fully impair the value of La Salsa goodwill.

•	We amended and restated our credit facility on June 2, 2004, which enabled us to redeem our 9.125% Senior Subordinated Notes due 2009. Through the end of fiscal 2005, we have voluntarily prepaid $90,074 of the term loan portion of the credit facility. On November 4, 2004, we amended our credit facility, resulting in a 0.25% decrease to all borrowing rates. Together, these items have resulted in a savings of $6,491 in interest expense in fiscal 2005 over fiscal 2004. On April 21, 2005 (subsequent to the end of fiscal 2005), we amended our credit facility to permit us to pay cash dividends on substantially the same terms as we were and are permitted to repurchase shares of our common stock. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under our term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in our letter of credit fee rate.

•	We sold Timber Lodge Steakhouse to T-Lodge Acquisition Corp. for $6,954 in cash and $1,862 in secured notes on September 3, 2004.
      We are a nationwide owner, operator and franchisor of quick-service restaurants (“QSR’s”), operating principally under the Carl’s Jr. and Hardee’s brand names. Based on United States system-wide sales, our Hardee’s and Carl’s Jr. chains are the tenth and eleventh largest quick-service hamburger restaurant chains in the United States of America, respectively, according to the June 28, 2004 issue of Nation’s Restaurant News. As of January 31, 2005, the Carl’s Jr. system included 1,014 restaurants, of which we operated 428 restaurants and our franchisees and licensees operated 586 restaurants. Carl’s Jr. restaurants are located in the Western United States, predominantly in California. As of January 31, 2005, the Hardee’s system consisted of 2,034 restaurants, of which we operated 677 restaurants and our franchisees and licensees operated 1,357 restaurants. Hardee’s restaurants are located primarily throughout the Southeastern and Midwestern United States.
      We derive our revenue primarily from sales at company-operated restaurants and revenue from franchisees, including franchise and royalty fees, sales to Carl’s Jr. franchisees and licensees of food and

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
packaging products, rentals under real property leases and revenue from the sale of equipment to our franchisees. Restaurant operating expenses consist primarily of food and packaging costs, payroll and other employee benefits and occupancy and other operating expenses of company-operated restaurants. Franchise operating costs include the cost of food and packaging products sold to Carl’s Jr. franchisees and licensees, lease payments or depreciation expense on properties leased or subleased to our franchisees, the cost of equipment sold to franchisees, and franchise administrative support. Our revenue and expenses are directly affected by the number and sales volume of company-operated restaurants and, to a lesser extent, franchised and licensed restaurants.
      During periods in which we report positive same-store sales, those increases are achieved by our strategy that emphasizes premium products, as well as routine price increases prompted by increases in labor, food or other operating costs. The impact of this strategy is evidenced by the increase in average guest check and, in fiscal 2005 and 2004, the same-store sales growth at Carl’s Jr. and Hardee’s, as shown in the tables on pages 36-40. A consequence of this strategy was a decrease in transaction counts in fiscal 2004 and 2003, also shown in the same tables, as some customers show a preference for lower priced fare. Many of our competitors’ strategies have been to offer lower prices or discounted fare, which we believe affect transaction counts. We experienced negative transaction counts at Hardee’s from our acquisition of the brand through fiscal 2004 and at Carl’s Jr. for the four years leading up to fiscal 2005, which we believe were due in part to increased competition from fast casual dining and other QSR companies offering products at discounted prices while we continued our focus on premium products. In addition, the QSR sector has been impacted by shifts in customer food preferences to fast-casual and other home meal replacement alternatives. We cannot quantify how much of our historical transaction count declines were related to our business segment generally and how much were related to circumstances specifically involving our own brands. In fiscal 2005, however, this trend reversed, with Carl’s Jr. and Hardee’s both generating slight transaction count increases, which we believe reflect growing customer acceptance of our premium product strategy. Despite the decreases in most recent years, however, same-store sales have increased at company-operated Carl’s Jr. restaurants in each of the last five years and same-store sales have increased at company-operated Hardee’s restaurants during fiscal 2005 and 2004.
      From time to time, we experience increases in our general operating costs. In the past, we have been successful at passing on such increases through price increases, but it has likely had an impact on transaction counts. If we were unable to pass along such price increases, and at the same time could not increase our transaction counts, the recoverability of the carrying value of our restaurants could be impacted.
Restatement of Previously Issued Financial Statements
      In March 2005, we identified accounting errors that occurred in fiscal 2005 and prior fiscal years resulting from improper application of the provisions of Financial Accounting Standards Board Technical Bulletin 85-3 (“FTB 85-3”), Accounting for Operating Leases with Scheduled Rent Increases. FTB 85-3 requires accounting for straight-line rent expense to commence at the time the lessee receives full access to the leased property. With respect to leased restaurant properties, we typically receive full access at the time we receive building permits (in the case of land-only leases) or upon having access to the leased building (in the case of land and building leases). Historically, we have commenced accounting for straight-line rent expense at the time we began making rent payments to the landlord, which is typically several months after receiving full access to the leased property.
      Our improper application of FTB 85-3 resulted in an understatement in rent expense, net, through fiscal 2002 in the cumulative amount of $2,381. Such misapplication also resulted in an (over)/understatement of rent expense, net, of $64, $191 and $(2) in fiscal 2005, 2004 and 2003, respectively. For the Consolidated Financial Statements presented herein, we have restated our accumulated deficit, prepaid expenses and other

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
long-term liabilities as of the end of fiscal 2002 to reflect the $2,381 cumulative understatement of rent expense, net, noted above. Because the impact of the error on fiscal 2005, 2004 and 2003 was immaterial to the interim and annual periods within each of those fiscal years, we have recorded the entire impact on those fiscal years (a net charge of $253) in the fourth quarter of fiscal 2005.
      We did not amend our previously filed Annual Report on Form 10-K/ A for the fiscal year ended January 31, 2004, or our Quarterly Reports on Form 10-Q or 10-Q/ A for fiscal 2005, since none of the differences in the prior years’ interim or annual financial statements are considered by us to be material. However, we determined the cumulative adjustment for the above corrections to be significant to the fourth quarter of fiscal 2005 results and, therefore, restated the Consolidated Balance Sheet information included in prior 10-K/ A, 10-Q/ A and 10-Q filings. Accordingly, readers of the financial statements should read the restated information in this Annual Report on Form 10-K as opposed to the previously filed information.
      See Note 1 of Notes to Consolidated Financial Statements for additional information.
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
      For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Our most significant accounting policies require:

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill, and to establish the estimated liability for closing restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, general and auto liability insurance programs;

•	determination of appropriate estimated liabilities for loss contingencies;

•	determination of lease terms for purposes of establishing depreciable lives for leasehold improvements, evaluating leases for capital versus operating lease treatment and establishing straight-line rent expense periods;

•	estimation of the appropriate allowances associated with franchise and license receivables and liabilities for franchise subleases;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of disclosures of pro forma net income; and

•	estimation of our net deferred income tax asset valuation allowance.
      Descriptions of these critical accounting policies follow.

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale
      We evaluate the carrying value of individual restaurants when the operating results have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or upon expectation that a restaurant will be sold or otherwise disposed of before the end of its previously estimated useful life. We

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
generally estimate the useful life of land and owned buildings to be 20 to 35 years and estimate the remaining useful life of restaurants subject to leases to range from the end of the lease term then in effect to the end of such lease term including all option periods. We then estimate the future estimated cash flows from operating the restaurant over its estimated useful life. In making these judgments, we consider the period of time since the restaurant was opened or remodeled, and the trend of operations and expectations for future sales growth. We also make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales and related estimated useful life. We employ a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales. If an estimate of the fair value of our assets becomes necessary, we typically base such estimate on forecasted cash flows discounted at the applicable restaurant concept’s weighted average cost of capital.
      During the second and fourth quarter of each fiscal year, we perform an asset recoverability analysis through which we estimate future cash flows for each of our restaurants based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans and other relevant information. As the operations of restaurants opened or remodeled in recent years progress to the point that their profitability and future prospects can adequately be evaluated, additional restaurants will become subject to review and to the possibility that impairments exist.
      Same-store sales are the key indicator used to estimate future cash flow for evaluating recoverability. For each of our restaurant concepts, to evaluate recoverability of restaurant assets we estimate same-store sales will increase at an annual average rate of approximately 3.0% over the remaining useful life of the restaurant. The inflation rate assumed in making this calculation is 2.0%. If our same-store sales do not perform at or above our forecasted level, or cost inflation exceeds our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable and we may incur additional impairment charges in the future.
      Typically, restaurants are operated for three years before we test them for impairment. Also, restaurants typically are not tested for two years following a remodel. We believe this provides the restaurant sufficient time to establish its presence in the market and build a customer base. If we were to test all restaurants for impairment without regard to the amount of time the restaurants were operating, the total asset impairment would increase substantially. In addition, if recently opened or remodeled restaurants do not eventually establish stronger market presence and build a customer base, the carrying value of certain of these restaurants may prove to be unrecoverable and we may incur additional impairment charges in the future.
      As of January 31, 2005, we had a total of 151 restaurants among our three major restaurant concepts that generated negative cash flows in fiscal 2005. These restaurants had combined net book values of $32,803. Included within these totals are 39 restaurants with combined net book values of $11,865 that were not tested for impairment as of January 31, 2005, because they had not yet been operated for a sufficient period of time. If these negative cash flow restaurants were not to begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be unrecoverable and we may incur additional impairment charges in the future.

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
      If our assumptions used in performing the impairment test prove inaccurate, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. During the first quarter of fiscal year 2005, we evaluated the Carl’s Jr. brand, the only one of brands for which we currently carry goodwill, through which we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of January 31, 2005, we have $22,649 in goodwill recorded on the consolidated balance sheet, which relates to Carl’s Jr.

Estimated Liability for Closing Restaurants
      We make decisions to close restaurants based on prospects for estimated future profitability, and sometimes we are forced to close restaurants due to circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our restaurant operators evaluate each restaurant’s performance every quarter. When restaurants continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve an unprofitable restaurant. Based on the operator’s judgment and a financial review, we estimate the future cash flows. If we determine that the restaurant will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the restaurant, we may close the restaurant.
      The estimated liability for closing restaurants on properties vacated is generally based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is generally the present value of these estimated future payments. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in facility action charges, net, in our Consolidated Statements of Operations.
      A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which we determine based on our broker’s (a related party) assessment of its ability to either successfully negotiate early terminations of our lease agreements with the lessors or sublease the property. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated or the owned property has been sold. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. The present value of our operating lease payment obligations on all closed restaurants is approximately $10,474, which represents the discounted amount we would be required to pay if we are unable to enter into sublease agreements or terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can often terminate those leases for less than that amount, or sublease the property and, accordingly, we have recorded an estimated liability for operating lease obligations of $6,754 as of January 31, 2005.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Estimated Liability for Self-Insurance
      We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, general and auto liability claims over $500. Insurance accrued liabilities are accounted for based on the present value of actuarial estimates of the amount of incurred and unpaid losses, based approximately on a risk-free interest rate, which we estimate to be 4.5% as of January 31, 2005. These estimates rely on actuarial observations of historical claim loss development. The actuary, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development we estimated in conjunction with the actuary. In that event, we will modify the reserve. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we may, in conjunction with the actuary, adjust the expected losses upward and our future self-insurance expenses will rise.
      Within our semi-annual actuary reports, our actuary provides a range of estimated unpaid losses for each insurance category. Using these estimates, we record adjustments to our insurance accrued liabilities, if necessary, to bring each accrual balance within the actuary’s related range. If our accrued liability exceeds the high end of the range, we record a credit to reduce the insurance accrued liability to the high end of the range. If our accrued liability is below the low end of the range, we record a charge to increase the insurance accrued liability to the low end of the range. Then, based upon projected future self-insurance expenses and adjusted insurance accrual balances relative to the midpoint of the actuary’s range, we adjust our accrual rates for each insurance category prospectively to bring the respective accrued liabilities toward the midpoints of the actuary’s respective ranges.

Loss Contingencies
      We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS 5, Accounting for Contingencies (“SFAS 5”), which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our Consolidated Financial Statements. If only a range of loss can be determined, we accrue to the low end of the range. In accordance with SFAS 5, as of January 31, 2005, we have recorded an accrued liability for contingencies related to litigation in the amount of $4,335 (see Notes 11 and 25 of Notes to Consolidated Financial Statements herein for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related Consolidated Financial Statement disclosure. The ultimate settlement of contingencies may differ materially from amounts we have accrued in our Consolidated Financial Statements.
      In addition, as of January 31, 2005, we estimated the liability for those losses related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $235 to $470. In accordance with SFAS 5, we have not recorded a liability for those losses.

Accounting for Lease Obligations
      We lease a substantial portion of our restaurant properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The lease accounting evaluation may require significant exercise of judgment in estimating the fair value and useful life of the leased property and to establish the appropriate lease term. The lease term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured because failure to exercise such option would result in an economic penalty. Such economic penalty

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
would typically result from our having to abandon buildings and other non-detachable improvements upon vacating the property. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements, as well as the period over which we record straight-line rent expense.
      In addition, the lease term is calculated from the date we take possession of the leased premises through the lease termination date. There is potential for variability in the “rent holiday” period, which begins on the possession date and typically ends upon restaurant opening. Factors that may affect the length of the rent holiday period generally include construction related delays. Extension of the rent holiday period due to such delays would result in greater rent expense recognized during the rent holiday period.

Franchised and Licensed Operations
      We monitor the financial condition of certain franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter we perform an analysis to develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our Consolidated Financial Statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Additionally, we cease accruing royalties and rental income from franchisees that are materially delinquent in paying or in default for other reasons and reverse any royalties and rent income accrued during the fiscal quarter in which such delinquency or default occurs. Over time our assessment of individual franchisees may change. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally one year) such that we determined an allowance was no longer required.
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
      Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. In such cases, we account for the sublease payments received as franchising rental income and the lease payments we make as rental expense in franchised and licensed restaurants and other expense in our Consolidated Statements of Operations. As of January 31, 2005, the present value of our total obligation on lease arrangements with Hardee’s and Carl’s Jr. franchisees, including subsidized leases discussed further below, was $35,720 and $96,633, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past, however, we can provide no assurance that this will not occur.
      In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of January 31, 2005, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $19,853 and $7,510, respectively. Financially troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, lease the property to another tenant or sell the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of January 31, 2005, the net book value of property under lease to Hardee’s franchisees that are considered to be financially troubled franchisees was approximately $17,132 and is included in the amount above. During fiscal 2006 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.
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
      In accordance with SFAS 146, which we adopted on January 1, 2003, an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee is established on the date the franchisee closes the restaurant. Also, we record an estimated liability for subsidized lease payments when we sign a sublease agreement committing us to the subsidy. The liability includes an estimation related to the risk that certain lease payments from the franchisee may ultimately be uncollectible.
      The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Because losses are typically not probable and/or able to be reasonably estimated, we have not established an additional estimated liability for potential losses not yet incurred under a significant portion of our franchise sublease arrangements. The present value of the lease obligations for which we remain principally liable and have entered into subleases with financially troubled franchisees is approximately $23,904 (six financially troubled franchisees represent approximately 97.0% of this amount). If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion above). The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s concept (i.e., if our Hardee’s concept results improve from the execution of our comprehensive plan, we would reasonably expect that the financial performance of our franchisees would improve).

Stock-Based Compensation
      As discussed in Notes 1 and 22 of Notes to Consolidated Financial Statements, we have various stock-based compensation plans that provide options for certain employees and non-employee directors to purchase shares of our common stock. We have elected to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Because of this election, we are required to make certain disclosures of pro forma net income assuming we had adopted SFAS 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the historical stock price volatility, expected life of the option and the risk-

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation (see Note 1 of Notes to Consolidated Financial Statements for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation).
      As discussed in Note 1 of Notes to Consolidated Financial Statements, we will be required to adopt SFAS 123 (Revised 2004), Share-Based Payment, as of the beginning of fiscal 2007.

Valuation Allowance for Net Deferred Tax Asset
      As disclosed in Note 20 of Notes to Consolidated Financial Statements, we have recorded a 100% valuation allowance against our deferred tax assets, net of deferred tax liabilities that may offset our deferred tax assets for income tax accounting purposes. If our business turnaround is successful, we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows mentioned above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of January 31, 2005, our net deferred tax assets and related valuation allowance were approximately $188,471 and $190,179, respectively, resulting in a net deferred tax liability of $1,708, of which $221 is included in other current liabilities and $1,487 is included in other long-term liabilities in our Consolidated Balance Sheet.
Restaurant Portfolio Strategy
      As described above, in late fiscal 2000 we embarked on a refranchising initiative to generate cash to reduce outstanding borrowings on our senior credit facility, as well as increase the number of franchise-operated restaurants. Additionally, as sales trends for the Hardee’s restaurants and certain Carl’s Jr. restaurants (primarily in the Oklahoma area) continued to decline in fiscal 2000 through fiscal 2001, we determined that it was necessary to close certain restaurants for which a return to profitability was not likely. These activities resulted in the charges reflected in our Consolidated Financial Statements as facility action charges. During fiscal 2005, 2004 and 2003, we recorded facility action charges of $14,320, $17,776, and $5,194, respectively, which were primarily non-cash in nature. We have made reductions to operating expenses in an effort to bring them to levels commensurate with our re-balanced restaurant portfolio.
      The asset sales arising from our facility actions have resulted in a decline in restaurant revenue and costs over the long term because we operate fewer restaurants; however, our more stable restaurant portfolio and growing same-store sales at Carl’s Jr. and Hardee’s in fiscal 2004 and 2005 have resulted in an increase in restaurant revenues and costs during these two fiscal years.
Business Strategy
      We remain focused on pursuing vigorously a comprehensive business strategy. The main components of our strategy are as follows:

•	remain focused on restaurant fundamentals — quality, service and cleanliness;

•	offer premium products that compete on quality and taste — not price;

•	build on the strength of the Carl’s Jr. brand, including dual-branding opportunities with Green Burrito;

•	continue to execute and refine the Hardee’s turnaround program;

•	control costs while increasing revenues;

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

•	leverage our infrastructure and marketing presence to build out existing core markets; and

•	strengthen our franchise system and pursue further franchising opportunities.
      We believe key factors in operating Hardee’s profitably are increasing sales and continued efforts to build upon the early success of the turnaround program. For the fiscal year ended January 31, 2005, the AUV at our company-operated Hardee’s restaurants was approximately $862, while the AUV at franchise-operated restaurants was $891, representing a second consecutive year of growth in these sales performance measures. If we are unable to grow sales at Hardee’s to the level at which we estimate the brand would operate profitably and improve operating margins, it will affect our ability to access both the amount and terms of financing available to us in the future (see Liquidity and Capital Resources section below).
Franchisees’ Operations
      Like others in the quick-service restaurant industry, some of our franchisees experience financial difficulties from time to time with respect to their operations. Our approach to dealing with financial and operational issues that arise from these situations is described under Critical Accounting Policies above, under the heading “Franchised and Licensed Operations.” Some franchisees in the Hardee’s system have experienced significant financial problems and, as discussed above, there are a number of potential resolutions of these financial issues.
      We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we quarterly review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants (see discussion under Critical Accounting Policies — Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of January 31, 2005, our consolidated allowance for doubtful accounts of notes receivable was 62.8% of the gross balance of notes receivable and our consolidated allowance for doubtful accounts on accounts receivable was 3.7% of the gross balance of accounts receivable. During fiscal year 2004 and, to a lesser extent, in fiscal 2005, we established several notes receivable pursuant to completing workout agreements with several troubled franchisees. Also, as of January 31, 2005, we have not recognized $5,790 in accounts receivable and $6,818 in notes receivable, nor the royalty and rent revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations. The result of increasing the allowance for doubtful accounts is an effective royalty rate lower than our standard contractual royalty rate.
      Effective royalty rate reflects royalties deemed collectible as a percent of franchise generated revenue for all franchisees for which we are recognizing revenue. For the fiscal year ended January 31, 2005, the effective royalty rates for domestic Carl’s Jr. and Hardee’s were 3.8% and 3.7%, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Operating Review
      The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our Consolidated Statements of Operations for the years indicated:

	Fiscal Year Ended January 31,

	2005	2004	2003

Revenue:
Company-operated restaurants	80.1%	80.9%	81.4%
Franchised and licensed restaurants and other	19.9	19.1	18.6

Total revenue	100.0	100.0	100.0

Operating costs and expenses:
Restaurant operations(1):
Food and packaging	29.6	29.8	28.9
Payroll and other employee benefits	31.0	32.4	32.3
Occupancy and other	22.5	23.6	23.6
Franchised and licensed restaurants and other(2)	75.2	77.7	76.8
Advertising(1)	5.9	6.2	6.5
General and administrative	9.1	7.6	8.4
Facility action charges, net	0.9	1.3	0.4
Impairment of goodwill	—	2.4	—
Operating income (loss)	3.7	(0.6)	2.6
Interest expense	(2.4)	(2.8)	(2.9)
Other income (expense), net	(0.2)	—	1.2

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	1.1	(3.4)	0.9
Income tax benefit (expense)	0.1	(0.2)	0.5

Income (loss) from continuing operations	1.2%	(3.6)%	1.4%

(1)	As a percentage of revenue from company-operated restaurants.

(2)	As a percentage of revenue from franchised and licensed restaurants and other.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations and are classified in the same way as we present segment information (see Note 21 of Notes to Consolidated Financial Statements).

	Fiscal 2005

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Eliminations(B)	Total

Company-operated revenue	$567,960	$601,068	$46,950	$1,295	$—	$1,217,273
Company-operated average unit volume (trailing-13 periods)	1,301	862	748
Franchise-operated average unit volume (trailing-13 periods)	1,146	891	823
Average check	5.89	4.63	9.65
Company-operated same-store sales increase	7.7%	7.0%	5.2%
Company-operated same-store transaction increase	1.3%	0.2%	1.0%
Franchise-operated same-store sales increase	6.6%	3.6%	3.7%
Operating costs as a % of company- operated revenue:
Food and packaging	29.3%	30.0%	27.4%
Payroll and employee benefits	28.2%	33.3%	34.6%
Occupancy and other operating costs	21.4%	22.4%	35.6%
Restaurant-level margin	21.1%	14.3%	2.4%
Advertising as a percentage of company-operated revenue	6.1%	6.0%	2.9%
Franchising revenue:
Royalties	25,426	43,414	1,732	351	(66)	70,857
Distribution centers	176,304	18,181	—	—	—	194,485
Rent	22,172	9,985	—	—	—	32,157
Retail sales of variable interest entity	—	—	—	3,506	—	3,506
Other	967	524	112	—	—	1,603

Total franchising revenue	224,869	72,104	1,844	3,857	(66)	302,608

Franchising expense:
Administrative expense (including provision for bad debts)	4,006	4,758	1,111	—	—	9,875
Distribution centers	171,363	18,379	—	—	—	189,742
Rent and other occupancy	18,040	6,540	—	—	—	24,580
Operating costs of variable interest entity	—	—	—	3,457	(66)	3,391

Total franchising expense	193,409	29,677	1,111	3,457	(66)	227,588

Net franchising income	31,460	42,427	733	400	—	75,020

Facility action charges, net	2,794	7,088	4,344	94	—	14,320
Operating income (loss)	$61,658	$5,291	$(10,269)	$100	$—	$56,780

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Fiscal 2004

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Total

Company-operated revenue	$523,945	$575,238	$42,310	$1,436	$1,142,929
Company-operated average unit volume (trailing-13 periods)	1,187	792	723
Franchise-operated average unit volume (trailing-13 periods)	1,074	845	711
Average check	5.53	4.34	9.20
Company-operated same-store sales increase (decrease)	2.9%	2.5%	(1.3)%
Company-operated same-store transaction decrease	(1.7)%	(6.1)%	(4.9)%
Franchise-operated same-store sales increase	0.6%	1.2%	1.7%
Operating costs as a % of company-operated revenue:
Food and packaging	28.8%	31.0%	26.8%
Payroll and employee benefits	29.1%	35.4%	32.8%
Occupancy and other operating costs	21.9%	24.3%	35.1%
Restaurant-level margin	20.2%	9.3%	5.3%
Advertising as a percentage of company-operated revenue	6.5%	6.2%	2.9%
Franchising revenue:
Royalties	21,794	38,348	1,623	302	62,067
Distribution centers	155,945	20,693	—	—	176,638
Rent	22,059	7,988	—	—	30,047
Other	1,312	427	—	—	1,739

Total franchising revenue	201,110	67,456	1,623	302	270,491

Franchising expense:
Administrative expense (including provision for bad debts)	3,720	5,917	731	—	10,368
Distribution centers	152,285	20,336	—	—	172,621
Rent and other occupancy	20,181	7,067	—	—	27,248

Total franchising expense	176,186	33,320	731	—	210,237

Net franchising income	24,924	34,136	892	302	60,254

Facility action charges, net	2,192	15,693	564	(673)	17,776
Impairment of goodwill	—	—	34,059	—	34,059
Operating income (loss)	$55,109	$(26,336)	$(37,304)	$263	$(8,268)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Fiscal 2003

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Total

Company-operated revenue	$507,526	$562,010	$38,550	$1,560	$1,109,646
Company-operated average unit volume (trailing-13 periods)	1,152	763	751
Franchise-operated average unit volume (trailing-13 periods)	1,055	812	751
Average check	5.26	3.98	8.80
Company-operated same-store sales increase (decrease)	0.7%	(2.2)%	0.8%
Company-operated same-store transaction increase (decrease)	(3.4)%	(7.4)%	0.1%
Franchise-operated same-store sales increase (decrease)	0.2%	(2.6)%	0.9%
Operating costs as a % of company-operated revenue:
Food and packaging	27.9%	29.9%	26.9%
Payroll and employee benefits	28.9%	35.5%	32.4%
Occupancy and other operating costs	22.4%	24.1%	28.6%
Restaurant-level margin	20.8%	10.5%	12.1%
Advertising as a percentage of company-operated revenue	6.9%	6.5%	3.3%
Franchising revenue:
Royalties	21,071	37,355	1,409	365	60,200
Distribution centers	145,055	18,155	—	—	163,210
Rent	19,391	9,696	—	—	29,087
Other	649	569	—	—	1,218

Total franchising revenue	186,166	65,775	1,409	365	253,715

Franchising expense:
Administrative expense (including provision for bad debts)	2,880	5,358	411	—	8,649
Distribution centers	141,429	18,310	—	—	159,739
Rent and other occupancy	17,569	8,830	—	—	26,399

Total franchising expense	161,878	32,498	411	—	194,787

Net franchising income	24,288	33,277	998	365	58,928

Facility action charges, net	1,267	3,927	—	—	5,194
Operating income (loss)	$52,577	$(16,361)	$(397)	$(202)	$35,617

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Fourth Quarter Fiscal 2005

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Eliminations(B)	Total

Company-operated revenue	$138,821	$139,213	$10,688	$260	$—	$288,982
Average check	6.03	4.71	9.77
Company-operated same-store sales increase	4.9%	4.4%	4.3%
Company-operated same-store transaction increase (decrease)	(0.4)%	0.8%	(1.2)%
Franchise-operated same-store sales increase (decrease)	3.7%	(1.1)%	3.8%
Operating costs as a % of company- operated revenue:
Food and packaging	29.5%	30.3%	28.1%
Payroll and employee benefits	28.0%	34.3%	34.3%
Occupancy and other operating costs	21.5%	23.6%	38.8%
Restaurant-level margin	21.0%	11.8%	(1.2)%
Advertising as a percentage of company-operated revenue	5.0%	6.1%	3.0%
Franchising revenue:
Royalties	6,277	9,032	387	96	(66)	15,726
Distribution centers	42,948	5,132	—	—	—	48,080
Rent	5,288	2,549	—	—	—	7,837
Retail sales of variable interest entity	—	—	—	943	—	943
Other	180	142	—	—	—	322

Total franchising revenue	54,693	16,855	387	1,039	(66)	72,908

Franchising expense:
Administrative expense (including provision for bad debts)	966	1,491	266	—	—	2,723
Distribution centers	41,661	5,244	—	—	—	46,905
Rent and other occupancy	4,189	1,354	—	—	—	5,543
Operating costs of variable interest entity	—	—	—	951	(66)	885

Total franchising expense	46,816	8,089	266	951	(66)	56,056

Net franchising income	7,877	8,766	121	88	—	16,852

Facility action charges, net	1,344	1,292	1,937	2	—	4,575
Operating income (loss)	$17,757	$(4,723)	$(4,322)	$(15)	$—	$8,697

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Fourth Quarter Fiscal 2004

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Total

Company-operated revenue	$122,944	$129,070	$9,348	$330	$261,692
Average check	5.74	4.55	9.10
Company-operated same-store sales increase	5.3%	9.2%	2.0%
Company-operated same-store transaction decrease	(2.4)%	(2.1)%	(2.1)%
Franchise-operated same-store sales increase	3.4%	6.3%	2.6%
Operating costs as a % of company-operated revenue:
Food and packaging	29.7%	30.2%	27.7%
Payroll and employee benefits	30.0%	35.6%	36.6%
Occupancy and other operating costs	20.3%	25.8%	43.0%
Restaurant-level margin	20.0%	8.4%	(7.3)%
Advertising as a percentage of company-operated revenue	7.0%	6.2%	2.8%
Franchising revenue:
Royalties	5,093	9,411	428	58	14,990
Distribution centers	37,165	3,167	—	—	40,332
Rent	5,446	2,121	—	—	7,567
Other	660	138	—	—	798

Total franchising revenue	48,364	14,837	428	58	63,687

Franchising expense:
Administrative expense (including provision for bad debts)	835	1,311	157	—	2,303
Distribution centers	36,258	3,052	—	—	39,310
Rent and other occupancy	5,002	1,596	—	—	6,598

Total franchising expense	42,095	5,959	157	—	48,211

Net franchising income	6,269	8,878	271	58	15,476

Facility action charges, net	2,852	12,274	370	—	15,496
Impairment of goodwill	—	—	34,059	—	34,059
Operating income (loss)	$9,737	$(15,158)	$(36,179)	$(38)	$(41,638)

(A)	“Other” consists of Green Burrito in fiscal 2005 and 2004. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in “Other.”

(B)	“Eliminations” consists of the elimination of royalty revenues and expenses generated between Hardee’s and a variable interest entity franchisee included in our Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Presentation of Non-GAAP Measurements

EBITDA
      EBITDA is a typical non-GAAP measurement for companies that issue public debt and a measure used by the lenders under our bank credit facility. We believe EBITDA is useful to our investors as an indicator of earnings available to service debt. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. As shown in the table below, we calculate EBITDA as earnings before cumulative effect of accounting changes, discontinued operations, interest expense, income taxes, depreciation and amortization, facility action charges, impairment of goodwill and impairment of assets held for sale. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. Additionally, we believe EBITDA is a more meaningful indicator of earnings available to service debt when certain charges, such as impairment of goodwill and facility action charges, are excluded from income (loss) from continuing operations. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes, debt service payments and cash costs arising from facility actions.

	2005

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Net income (loss)	$58,490	$(32,750)	$(10,314)	$2,590	$18,016
Discontinued operations, excluding impairment	—	—	—	(252)	(252)
Interest expense	5,071	31,510	(27)	194	36,748
Income tax expense (benefit)	498	73	2	(2,165)	(1,592)
Depreciation and amortization	23,875	38,782	3,965	171	66,793
Facility action charges, net	2,794	7,088	4,344	94	14,320
Premium on early redemption of Senior Notes	—	9,126	—	—	9,126
Impairment of Timber Lodge	—	—	—	898	898

EBITDA	$90,728	$53,829	$(2,030)	$1,530	$144,057

	2004

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Net income (loss)	$49,319	$(62,286)	$(37,253)	$(3,000)	$(53,220)
Discontinued operations, excluding impairment	—	—	—	(89)	(89)
Interest expense	6,263	33,787	(81)	(7)	39,962
Income tax expense (benefit)	721	(19)	—	1,715	2,417
Depreciation and amortization	26,777	41,156	3,734	407	72,074
Facility action charges, net	2,192	15,693	564	(673)	17,776
Impairment of goodwill	—	—	34,059	—	34,059
Impairment of Timber Lodge	—	—	—	2,879	2,879

EBITDA	$85,272	$28,331	$1,023	$1,232	$115,858

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	2003

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Net income (loss)	$50,731	$(215,821)	$(429)	$8,900	$(156,619)
Cumulative effect of accounting change for goodwill	—	175,780	—	—	175,780
Discontinued operations	—	—	—	53	53
Interest expense	6,219	33,657	32	16	39,924
Income tax expense (benefit)	(1,597)	(5,702)	—	206	(7,093)
Depreciation and amortization	28,335	36,871	3,083	—	68,289
Facility action charges, net	1,267	3,927	—	—	5,194

EBITDA	$84,955	$28,712	$2,686	$9,175	$125,528

      The following table reconciles EBITDA (a non-GAAP measurement) to cash flow provided by operating activities (a GAAP measurement):

	2005	2004	2003

Cash flow provided by operating activities	$111,509	$74,165	$56,128
Interest expense	36,748	39,962	39,924
Income tax expense (benefit)	(1,592)	2,417	(7,093)
Premium on early redemption of Senior Notes	9,126	—	—
Amortization of loan fees	(3,637)	(4,451)	(4,238)
(Provision for) recovery of losses on accounts and notes receivable	1,940	(2,260)	1,198
Gain (loss) on investments, sale of property and equipment, capital leases and extinguishment of debt	(9,676)	(3,598)	10,560
Deferred income taxes	(295)	(574)	(839)
Other non-cash items	(450)	284	(13)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	4,877	10,304	16,678
Net change in refundable income taxes	3,366	(643)	(3,262)
Net change in receivables, inventories, prepaid expenses and other current assets	(1,058)	(3,542)	11,138
Net change in accounts payable and other current liabilities	(7,058)	3,550	2,243
EBITDA from discontinued operations	262	108	35
Net cash provided to discontinued operations	257	244	3,104

EBITDA, including discontinued operations	144,319	115,966	125,563
Less: EBITDA from discontinued operations	(262)	(108)	(35)

EBITDA	$144,057	$115,858	$125,528

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Fiscal 2005 Compared with Fiscal 2004 and Fiscal 2004 Compared with Fiscal 2003

Carl’s Jr.
      During fiscal 2005, we opened seven and closed five company-operated restaurants; Carl’s Jr. franchisees and licensees opened 23 restaurants and closed 17 restaurants. As of January 31, 2005, 2004 and 2003, the Carl’s Jr. system consisted of the following:

	Restaurant Portfolio					Fiscal Year Revenue

				2005-2004	2004-2003				2005-2004	2004-2003
	2005	2004	2003	Change	Change	2005	2004	2003	Change	Change

Company	428	426	440	2	(14)	$567,960	$523,945	$507,526	$44,015	$16,419
Franchised and licensed(a)	586	580	547	6	33	224,869	201,110	186,166	23,759	14,944

Total	1,014	1,006	987	8	19	$792,829	$725,055	$693,692	$67,774	$31,363

(a)	Includes $176,304, $155,945, and $145,055 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants in fiscal 2005, 2004 and 2003, respectively.

Company-Operated Restaurants
      Revenue from company-operated restaurants increased $44,015, or 8.4%, to $567,960 during fiscal 2005 as compared to fiscal 2004. This increase resulted primarily from a 7.7% increase in same-store sales that resulted from increases in both average guest check and transaction counts. We believe the launch of several new products during the current fiscal year, including The Low Carb Six Dollar Burgertm, the Low Carb Breakfast Bowltm, the Loaded Breakfast Burritotm, the Breakfast Burgertm, the Low Carb Charbroiled Chicken Clubtm and two new entrée salads, as well as conversion to 100 percent Angus beef in The Six Dollar Burgertm product line, contributed to the growth in same-store sales. This increase is also due, to a much lesser extent, to the inclusion of a 53rd week in fiscal 2005, and is partially offset by the impact of selling 15 company-operated restaurants located in Arizona to a franchisee in the fourth quarter of fiscal 2004.
      Revenue from company-operated Carl’s Jr. restaurants increased $16,419, or 3.2%, to $523,945 during fiscal 2004 as compared to fiscal 2003. This increase resulted primarily from a 2.9% increase in same-store sales driven by price increases and increases in the average customer check, partially offset by a 1.7% decrease in transaction counts.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      The changes in the restaurant-level margin percentage are explained as follows:

	2005	2004

Restaurant-level margins for the prior year	20.2%	20.8%
Decrease in labor costs, excluding workers’ compensation	0.7	0.1
Increase in food and packaging costs	(0.5)	(0.9)
(Increase) decrease in workers’ compensation expense	0.2	(0.3)
Decrease in repair and maintenance expense	0.2	0.1
Increase in cost of promotional items	(0.2)	—
Decrease in rent expense, property taxes and licenses	0.1	—
Decrease in depreciation expense	0.1	0.3
Decrease in equipment lease expense	0.1	0.3
Increase in general liability insurance expense	(0.1)	(0.2)
Other, net	0.3	—

Restaurant-level margins for the current year	21.1%	20.2%

      Labor costs excluding workers’ compensation decreased in fiscal 2005 from fiscal 2004 as a percent of sales mainly due to the sales leverage benefit from increased same-store sales. Labor costs excluding workers’ compensation decreased slightly as a percent of sales in fiscal 2004 as compared to fiscal 2003 due to the benefits of sales leverage on staffing costs being offset by increased restaurant general manager bonuses.
      Food and packaging costs increased as a percent of sales in fiscal 2005 from fiscal 2004, and in fiscal 2004 from fiscal 2003, primarily due to increases in the cost of beef and other commodities, such as bacon, cheese and tomatoes.
      Workers’ compensation expense decreased in fiscal 2005 from fiscal 2004, mostly due to actuarially estimated reductions in claims reserves. Workers’ compensation expense increased in fiscal 2004 from fiscal 2003 due to higher claims costs, driven mainly by California Assembly Bill No. 749, which was signed into law during fiscal 2003. To a much lesser extent, workers’ compensation costs were also negatively affected in fiscal 2004 by a reduction in the discount rate applied to arrive at our claims reserves, which we maintain at present value. The discount rate reduction was due to prolonged changes in the interest rate environment.
      Rent expense as a percent of sales decreased in fiscal 2005 from fiscal 2004, primarily due to sales leverage benefits, partially offset by of the designation of certain leases as capital leases during the third fiscal quarter of fiscal 2004, resulting in an adjustment to reduce rent expense at that time.
      Depreciation and repair and maintenance expense, as percents of sales, decreased in fiscal 2005 from fiscal 2004, and in fiscal 2004 from fiscal 2003, primarily due to sales leverage.
      Promotional items costs as a percent of sales increased in fiscal 2005 from fiscal 2004, due to a promotional items sales increase from a current year bobblehead promotion featuring members of the Los Angeles Lakers of the National Basketball Association (“NBA”), which was broader than a similar promotion featuring members of the NBA’s Sacramento Kings in the prior year.
      Equipment lease expense decreased in fiscal 2004 from fiscal 2003, due mainly to expiration of several point-of-sale equipment leases, at which time we acquired the equipment at its fair market value.
      General liability insurance expense increased in fiscal 2004 from fiscal 2003, due mainly to a $2,200 credit recorded during fiscal 2003 as compared to an approximate $500 credit recorded during fiscal 2004. Such

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
credits are based on actuarial analyses of our claims reserves and reflect dispositions of general liability claims more favorable than previously anticipated.

Franchised and Licensed Restaurants
      Revenues from franchised and licensed restaurants increased by $23,759, or 11.8%, to $224,869 in fiscal 2005, as compared to fiscal 2004, due mainly to an increase of $20,359, or 13.1%, in sales of food, paper and supplies to franchisees, resulting from the increase in the franchise store base over the comparable prior year period, overall commodity cost increases passed through to franchisees and the food purchasing volume impact of the 6.6% increase in franchise same-store sales. Franchise royalties grew $3,632, or 16.7%, in fiscal 2005, as compared to fiscal 2004 for similar reasons.
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
      Net franchising income increased $6,536, or 26.2%, during fiscal 2005 from fiscal 2004 primarily due to increased profits from subleasing facilities to franchisees. Net franchising income increased $636, or 2.6%, during fiscal 2004 from fiscal 2003, primarily due to the increase in royalty revenues and increased franchise fees received during fiscal 2004, as franchisees acquired 13 more restaurants from us and opened two more restaurants in fiscal 2004 as compared to fiscal 2003, partially offset by an increase in franchise administrative expenses due mainly to an increase in provision for bad debts.
      Although not required to do so, approximately 89.2% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

Hardee’s
      During fiscal 2005, we opened two and closed 46 company-operated restaurants; Hardee’s franchisees and licensees opened 20 new restaurants and closed 63 restaurants. As of January 31, 2005, 2004 and 2003, the Hardee’s system consisted of the following:

	Restaurant Portfolio					Fiscal Year Revenue

				2005-2004	2004-2003				2005-2004	2004-2003
	2005	2004	2003	Change	Change	2005	2004	2003	Change	Change

Company	677	721	730	(44)	(9)	$601,068	$575,238	$562,010	$25,830	$13,228
Franchised and licensed	1,357	1,400	1,499	(43)	(99)	72,104	67,456	65,775	4,648	1,681

Total	2,034	2,121	2,229	(87)	(108)	$673,172	$642,694	$627,785	$30,478	$14,909

Company-Operated Restaurants
      Revenue from company-operated restaurants increased $25,830, or 4.5%, to $601,068 in fiscal 2005 from fiscal 2004, primarily due to a 7.0% increase in same-store sales that we believe reflects positive consumer reception of the Hardee’s Revolution menu. We believe the launch of several new products during the current fiscal year, including the new Monster Thickburgertm that features two-thirds of a pound of 100% Angus beef, the new Western Bacon Thickburgertm, the Low Carb Thickburgertm, the Low Carb Breakfast Bowltm and the Loaded Biscuit and Gravy Breakfast Bowltm, have contributed to the growth in same-store sales. A 4.0% price

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
increase implemented at the beginning of the fourth quarter of fiscal 2004 to address cost pressures, particularly the cost of beef, may have also contributed to our same-store sales growth. Same-store sales growth began to lessen during the second half of fiscal 2005 as we began comparing to stronger sales numbers in the second half of fiscal 2004 that were already beginning to show benefit from the Hardee’s Revolution.
      Revenue from company-operated Hardee’s restaurants increased $13,228, or 2.4%, to $575,238 in fiscal 2004 from fiscal 2003, primarily due to a 2.5% increase in same-store sales that resulted from price increases and the shift toward premium products pursuant to the Hardee’s menu changes, partially offset by transaction count decreases, likely due to our shift in strategy.
      The changes in the restaurant-level margin percentage are explained as follows:

	2005	2004

Restaurant-level margins for the prior year	9.3%	10.5%
Decrease in labor costs, excluding workers’ compensation	2.2	0.4
(Increase) decrease in food and packaging costs	1.0	(1.1)
(Increase) decrease in depreciation expense	0.7	(0.7)
(Increase) decrease in utilities expense	0.3	(0.1)
(Increase) decrease in rent expense, taxes and licenses	0.3	(0.1)
Decrease in cost of promotional items	0.3	—
Decrease in general liability insurance expense	0.2	—
(Increase) decrease in repair and maintenance expenses	(0.1)	0.4
Decrease in restaurant opening costs	0.1	0.1
Increase in workers’ compensation expense	(0.1)	(0.3)
Other, net	0.1	0.2

Restaurant-level margins for the current year	14.3%	9.3%

      Labor costs, excluding workers’ compensation, decreased significantly as a percent of sales in fiscal 2005 as compared to fiscal 2004. This decrease resulted mainly from adjusting staffing levels after completing the Hardee’s Revolution rollout and the benefits of sales leverage. Labor costs, excluding workers’ compensation, decreased slightly during fiscal 2004, due mainly to the benefits of sales leverage and return to normal staffing levels upon completion of Revolution management and staff training early in the year, partially offset by increased general manager bonuses due to improved operating performance in the second half of fiscal 2004.
      Food and packaging costs as a percent of sales decreased in fiscal 2005, as compared to fiscal 2004, primarily due to lower discounting and couponing during the current year versus the prior year while we were still transitioning to the Hardee’s Revolution menu, as well as the price increase implemented in the fourth quarter of fiscal 2004 discussed above, partially offset by higher prices for beef and other commodities. Food and packaging costs increased in fiscal 2004 from fiscal 2003 as a percent of sales primarily due to increases in the cost of beef and other commodities and their effect on the shift toward premium products.
      Depreciation expense decreased in fiscal 2005, as compared to fiscal 2004, due to sales leverage and a charge incurred in the fourth quarter of fiscal 2004 to accelerate amortization of point-of-sale equipment under capital lease. Depreciation expense increased in fiscal 2004 from fiscal 2003 due to placement into service of major capital expenditures for restaurant remodeling and equipment upgrades in the latter part of fiscal 2003 and into fiscal 2004, as well as the fourth quarter charge in fiscal 2004 to accelerate amortization of point-of-sale equipment under capital lease. With much of the remodeling and upgrade activity substantially

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
complete, such capital spending pursuant to the Star Hardee’s remodel program significantly decreased in fiscal 2004.
      Utilities and rent, taxes and licenses expenses decreased as a percent of sales in fiscal 2005, as compared to fiscal 2004, due mainly to the benefits of sales leverage.
      Promotional item costs decreased as a percent of sales in fiscal 2005, as compared to fiscal 2004, due to a write-down in fiscal 2004 of bobblehead promotional items featuring members of the National Football League’s St. Louis Rams and the National Hockey League’s Carolina Hurricanes. We did not feature a similar bobblehead promotion in fiscal 2005.
      General liability insurance expense decreased as a percent of sales in fiscal 2005, as compared to fiscal 2004, due primarily to favorable adjustments to the reserve for general liability claims resulting from our semi-annual actuarial analysis.
      Repair and maintenance expenses as a percent of sales decreased in fiscal 2004 from fiscal 2003 due to the reduced remodeling and upgrade activity noted above and benefits from sales leverage.
      Workers’ compensation expense as a percent of sales increased in fiscal 2005, as compared to fiscal 2004, mainly as a result of an approximate $1,100 charge recorded in the current year second fiscal quarter to reflect an increase in the actuarial estimate of claims losses in prior policy periods, primarily the policy year ended January 31, 2004. Workers’ compensation expense increased in fiscal 2004 from fiscal 2003, due mainly to increased actuarial estimates of claims losses pertaining to prior policy years and, to a lesser extent, a reduction in the discount rate applied to arrive at our claims reserves, which we maintain at present value.

Franchised and Licensed Restaurants
      Revenues from franchised and licensed restaurants increased $4,648, or 6.9%, in fiscal 2005 from fiscal 2004. This increase was primarily due to increases of $5,066, or 13.2%, in royalties and $1,997, or 25.0%, in rent revenues, partially offset by a decrease of $2,512, or 12.1%, in distribution revenues. Franchise royalties and rents increased primarily due to the improved financial health of certain franchisees, which allowed them to resume royalty and rent payments to us, and the 3.6% increase in franchise same-store sales. The decrease in distribution revenues is a result of reduced equipment sales to franchisees which made significant investments in fiscal 2003 and early fiscal 2004 pursuant to the Star Hardee’s remodel program.
      Franchised and licensed restaurant revenues increased $1,681, or 2.6%, to $67,456 in fiscal 2004 from fiscal 2003. This increase is due mainly to an increase in equipment sales to franchisees of $2,538, or 14.0%, which resulted from equipment upgrades by franchisees pursuant to the Star Hardee’s remodel program. During fiscal 2004, franchisees remodeled 232 restaurants. Franchise royalty revenues also increased $993, or 2.7%, in fiscal 2004 from fiscal 2003 primarily as a result of a 1.2% increase in franchised restaurants same-store sales and improved financial health of certain franchisees, partially offset by the decrease in number of franchised restaurants.
      Net franchising income increased $8,291, or 24.3%, in fiscal 2005 from fiscal 2004 and increased $859, or 2.6%, in fiscal 2004 from fiscal 2003. The increase during fiscal 2005 is primarily due to the increase in royalty and rent revenue as well as a decrease in the provision for bad debts due to the improved health of certain franchisees, partially offset by decreased equipment sales. The increase during fiscal 2004 is primarily due to the increase in royalty revenues and increased distribution profitability from the equipment sales volume growth.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

La Salsa
      During fiscal 2005, we opened three and closed two company-operated restaurants. La Salsa franchisees and licensees opened two restaurants and closed four. As of January 31, 2005, 2004 and 2003, the La Salsa system consisted of the following:

	Restaurant Portfolio					Fiscal Year Revenue

				2005-2004	2004-2003				2005-2004	2004-2003
	2005	2004	2003	Change	Change	2005	2004	2003(1)	Change	Change

Company	62	61	57	1	4	$46,950	$42,310	$38,550	$4,640	$3,760
Franchised and licensed	39	41	42	(2)	(1)	1,844	1,623	1,409	221	214

Total	101	102	99	(1)	3	$48,794	$43,933	$39,959	$4,861	$3,974

(1)	For the period March 1, 2002 through January 31, 2003.
      Revenue from company-operated La Salsa restaurants increased $4,640, or 11.0%, to $46,950 in fiscal 2005 from fiscal 2004, primarily as a result of a 5.2% increase in same-store sales and the increase in the number of company-operated restaurants. Revenue from company-operated La Salsa restaurants increased $3,760, or 9.8%, to $42,310 in fiscal 2004 from fiscal 2003, primarily as a result of recording 31 additional days of revenues in fiscal 2004 (operating results for La Salsa were not included in our Consolidated Financial Statements until our acquisition of the concept on March 1, 2002) and, to a lesser extent, the net addition of four company-operated restaurants during fiscal 2004. The increase was partially offset by a 1.3% decrease in same-store sales in fiscal 2004 from fiscal 2003.
      Restaurant-level margins as a percent of sales were 2.4% and 5.3% in fiscal 2005 and fiscal 2004, respectively. Margins were negatively impacted by approximately 60 basis points due to an increase in food and packaging costs as a percent of sales, resulting primarily from increased food and paper costs. Margins were also negatively impacted by approximately 180 basis points due to an increase in payroll and employee benefit costs, primarily as a result of increased hourly labor related to higher costs associated with new restaurant openings with lower average sales, and increases in workers’ compensation expense resulting from an increase in overall actuarially estimated losses for all policy years through fiscal 2005. Occupancy and other expenses increased slightly (approximately 50 basis points), due to increased depreciation expense (approximately 70 basis points) due mainly to higher costs associated with new restaurant openings with lower average sales, higher utilities (approximately 20 basis points), and higher repair and maintenance costs (approximately 30 basis points), partially offset by decreased rent and property taxes (approximately 50 basis points) and decreased restaurant opening costs (approximately 70 basis points).
      Restaurant-level margins as a percent of sales were 5.3% and 12.1% in fiscal 2004 and fiscal 2003, respectively. Margins were negatively impacted by approximately 40 basis points due to an increase in payroll and benefits cost due mainly to increased direct labor costs, partially offset by a decrease in workers’ compensation expense. Occupancy and other expenses negatively impacted margins by approximately 650 basis points, due mainly to amortization of intangible assets (approximately 90 basis points), which had been classified as general and administrative expenses in the prior year comparable period, and increased rent expense (approximately 260 basis points) due mainly to an adjustment to deferred rents based on current lease terms, as well as increases in repair and maintenance (approximately 60 basis points), increased utilities (approximately 40 basis points) and increased restaurant opening costs (approximately 60 basis points). Food and packaging costs decreased slightly due to lower food costs, as a percent of sales, partially offset by higher paper costs.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Consolidated Expenses

Consolidated Variable Interest Entities
      We consolidate the results of one variable interest entity (“VIE”), a franchisee that operates six Hardee’s restaurants, and approximately 85 Hardee’s cooperative advertising funds, which are also VIEs. We do not possess any ownership interest in the VIE franchise. Retail sales and operating expenses of the VIE franchise are included within franchise and licensed restaurants and other and the resulting minority interest in the income of the VIE franchisee is included in other income (expense), net, in our Consolidated Statement of Operations for fiscal 2005. (See Note 1 of Notes to Consolidated Financial Statements for further discussion of the VIE franchise.) The Hardee’s cooperative advertising funds consist of the Hardee’s National Advertising Fund and many local advertising cooperative funds. Each of these funds is a separate non-profit association with all the proceeds segregated and managed by a third-party accounting service company. The group of funds has been reported in our Consolidated Balance Sheet as of January 31, 2005, on a net basis, and is included within advertising fund assets, restricted, and advertising fund liabilities within current assets and current liabilities, respectively. The funds are reported as of the latest practicable date, which is December 31, 2004. Beginning in the second quarter of fiscal 2005, the group of funds has been reported in our Consolidated Statements of Operations on a net basis, whereby contributions from franchisees have been recorded as offsets to our reported advertising expenses. (See Note 1 of Notes to Consolidated Financial Statements for further discussion of the Hardee’s cooperative advertising funds.)

Advertising Expense
      Advertising expense increased $685, or 1.0%, to $71,839 in fiscal 2005 from fiscal 2004. Advertising expenses, as a percentage of company-operated revenue, decreased to 5.9% in fiscal 2005 from 6.2% in fiscal 2004, mainly due to Carl’s Jr. advertising spending that did not increase at the same rate as sales growth and thus benefited from sales leverage. Advertising expenses decreased $1,228, or 1.7%, to $71,154 during fiscal 2004 from fiscal 2003. Advertising expenses as a percentage of company-operated revenue decreased to 6.2% in fiscal 2004 from 6.5% in fiscal 2003, as a result of increased sales leverage during fiscal 2004.

General and Administrative Expense
      General and administrative expenses increased $31,236, or 29.1%, to $138,716 during the year ended January 31, 2005, as compared to the prior fiscal year. General and administrative expenses were 9.1% of total revenue in fiscal 2005, as compared to 7.6% in fiscal 2004.
      In fiscal 2005, we incurred a $7,640 increase in legal settlement costs over the fiscal 2004 amount. This increase was due primarily to a $5,059 charge related to settlement of the Carl’s Jr. overtime class actions, a $1,150 charge related to settlement of a Carl’s Jr. vacation benefits plan for salaried employees, and increased accruals for certain other legal matters. As a result of our additional litigation activity and increased corporate governance efforts pursuant to requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the New York Stock Exchange, in fiscal 2005 we also incurred an increase of $269 in legal fees versus fiscal 2004.
      As a result of our increased profitability in fiscal 2005 versus fiscal 2004, we also incurred a $6,801 increase in corporate executive and management bonus expense in fiscal 2005.
      Fiscal 2005 general and administrative expenses also include $1,476 of costs we incurred for external consulting services in our efforts to comply with the internal control reporting requirements of Section 404 of Sarbanes-Oxley. We also incurred a $1,305 increase in fees for our external financial statement and internal controls audit during fiscal 2005.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      We also incurred a charge of approximately $1,479 for losses incurred upon disposal of a partial interest in a corporate jet in which we shared ownership interest with a related party. In addition, during the fourth quarter of fiscal 2005 we incurred within general and administrative expenses an $837 charge upon amendment of the retirement agreement for Carl N. Karcher, our company founder, effective January 1, 2005, and a charge of $450 to adjust our reserve for Hardee’s retirees.
      The addition of a 53rd week to fiscal 2005 also contributed approximately $2,100 to the increase in general and administrative expenses versus fiscal 2004.
      General and administrative expenses decreased $7,452, or 6.5%, to $107,480 during fiscal 2004 as compared to fiscal 2003. General and administrative expenses were 7.6% of total revenue in fiscal 2004, as compared to 8.4% in fiscal 2003. This decrease is primarily due to (i) reduced executive incentive compensation, (ii) lower relocation and recruiting expenses, (iii) lower telephone expense, (iv) lower travel expense, and (v) lower supplies expense.

Facility Action Charges
      Facility action charges arise from closure of company-operated restaurants, sublease of closed facilities at amounts below our primary lease obligation, impairments of long-lived assets to be disposed of or held and used, gains or losses upon disposal of surplus property, and accretion of accruals for obligations related to closed or subleased facilities to their future costs.
      Facility action charges decreased $3,456, or 19.4%, to $14,320 during the year ended January 31, 2005, as compared to the prior fiscal year. The decrease is primarily due to a decrease of $13,196 in impairments of Hardee’s units, which resulted primarily from charges recorded in fiscal 2004 upon the decision announced in the fourth quarter of fiscal 2004 to close 30 Hardee’s restaurants. This was partially offset by impairment increases of $1,493 and $2,760 in Carl’s Jr. and La Salsa units, respectively. The decrease in impairment was also partially offset by a decrease of $5,588 in favorable dispositions of closed Hardee’s units, as fewer previously closed units remain in inventory, and the extension of certain lease subsidies during fiscal 2005.
      Facility action charges increased $12,582, or 242.2%, to $17,776 during the year ended January 31, 2004, as compared to the prior fiscal year. The increase is primarily due to a $8,784 increase in impairment of Hardee’s units to be disposed of mostly due to matters discussed above, as well as a $5,030 decrease in the gain on sale of Hardee’s restaurants that were sold in fiscal 2004 as compared with fiscal 2003.
      See Note 4 of Notes to Consolidated Financial Statements included herein for additional detail of the components of facility action charges.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Interest Expense
      Interest expense for fiscal 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Bank credit facility	$6,310	$1,146	$631
Senior subordinated notes due 2009	7,855	18,250	18,150
Capital lease obligations	6,950	8,503	9,134
2004 convertible subordinated notes	73	4,206	6,032
2023 convertible subordinated notes	4,258	1,385	—
Amortization of loan fees	3,637	4,451	4,238
Write-off of unamortized loan fees, term loan	2,116	—	—
Write-off of unamortized loan fees, senior subordinated notes due 2009	3,068	—	—
Letter of credit fees and other	2,481	2,021	1,739

Total interest expense	$36,748	$39,962	$39,924

      The decrease from 2004 to 2005 was primarily due to (i) the refinancing of our 9.125% senior subordinated notes due 2009, during the second quarter of fiscal 2005, with a lower cost bank term loan, and the repayment of $91,349 of the bank term loan, and (ii) lower levels of borrowings outstanding under the revolving portion of our senior credit facility throughout the fiscal year, partially offset by the write-off of $5,184 of deferred financing costs in fiscal 2005, primarily as a result of our second quarter refinancing.
      The increase from 2003 to 2004 was primarily due to the addition of $25,000 outstanding under the term loan portion of the bank credit facility, a higher average balance of letters of credit outstanding, and increased interest rate on letters of credit outstanding, partially offset by the amortization and termination of leases in our capital lease base and lower average convertible note balances in fiscal 2004.

Other Income (Expense), Net
      Other income (expense), net, consists of the following:

	Fiscal Year Ended January 31,

	2005	2004	2003

Premium incurred upon early redemption of debt	$(9,126)	$—	$—
Interest income on notes receivable from franchisees, disposition properties and capital leases	1,784	1,147	1,267
Rental income from properties leased to third parties	2,060	655	986
Gains on the sale of Checkers stock	—	—	9,248
Gains (losses) on the repurchase of convertible subordinated notes	—	(708)	2,800
Other, net	2,320	(877)	2,127

Total other income (expense), net	$(2,962)	$217	$16,428

      During fiscal 2005, we recorded $431 of other income related to an insurance recovery, which is recorded as a component of “Other, net” above. During fiscal 2004, we recorded $1,315 of other income related to point-of-sale equipment lease sales, which is recorded as a component of “Other, net” above. During fiscal 2003, we reversed a $1,300 estimated liability established in prior periods related to certain records lost during a natural disaster, which is recorded as a component of “Other, net” above.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Income Taxes
      We recorded income tax benefit for the fiscal year ended January 31, 2005 of $1,592, comprised primarily of refundable income taxes of $2,493 recorded for the expected benefit from the carryback of certain deductible expenses incurred in fiscal 2001 and fiscal 2003 through 2005, partially offset by foreign income taxes of $820 and deferred taxes of $295 associated with there being no amortization of goodwill for financial reporting versus amortization of goodwill for income tax reporting purposes. We incurred a net operating loss for tax purposes in fiscal 2005 and, as such, we were not required to pay federal income taxes for fiscal 2005. Despite our income before income taxes and discontinued operations in fiscal 2005, we incurred a loss for federal income tax reporting purposes primarily due to a $17,389 tax deduction for amortization of goodwill for our Hardee’s concept, which had been written off for financial reporting purposes in fiscal 2003. We expect to receive similar deductions for the same reasons annually through fiscal 2014.
      We recorded income tax expense for the fiscal year ended January 31, 2004 of $2,417, comprised primarily of foreign income taxes, provision for certain matters under audit and deferred taxes associated with there being no amortization of goodwill for financial reporting versus amortization of goodwill for income tax reporting purposes. We incurred a net operating loss for tax purposes in fiscal 2004 and, as such, we were not required to pay federal income taxes for fiscal 2004. We recorded a net tax benefit for the fiscal year ended January 31, 2003 of $7,093, arising from filing amended tax returns to carryback operating losses as permitted by the Job Creation and Worker Assistance Act of 2002, partially offset by foreign and deferred income taxes. We were not required to pay federal or state income taxes in fiscal 2003.
      We maintained a deferred tax liability of $1,708 as of January 31, 2005, which results from our net deferred tax assets and tax valuation allowance of approximately $188,471 and $190,179, respectively. We have recorded a 100% valuation allowance against our deferred tax assets, net of deferred tax liabilities that may offset our deferred tax assets for income tax accounting purposes, because we believe it is more likely than not that we will not realize the benefits of these deductible differences at January 31, 2005. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income.
      After we adopted SFAS 142, we ceased amortizing goodwill for financial reporting purposes (even though such amortization continues for income tax reporting purposes). As a result, the reversal timing of the associated deferred tax liability has become indeterminable and may be offset only by our alternative minimum tax (“AMT”) credit carryforward (see below), which is our only deferred tax asset which also has indeterminable reversal timing. As our AMT carryforward only permits us to reduce our income taxes payable down to the AMT level then in effect, we maintain a net deferred tax liability related to the financial versus income tax reporting difference that arises with respect to amortization of goodwill, tax effected at the current AMT rate.
      At January 31, 2005, we had federal net operating loss (“NOL”) carryforwards of approximately $99,608, expiring in varying amounts in the years 2014 through 2025, and state NOL carryforwards in the amount of approximately $331,754, which expire in varying amounts in the years 2006 through 2025. Our state NOL carryforwards exceed our federal NOL carryforwards primarily due to stand-alone operating losses of certain of our subsidiaries that report separately for tax purposes in several states. We have federal NOL carryforwards for alternative minimum tax purposes of approximately $91,142. Additionally, we have an AMT credit carryforward of approximately $11,465. We also have generated general business credit carryforwards in the amount of $11,181 which expire in varying amounts in the years 2020 through 2025, and foreign tax credits in the amount of $3,598 which expire in varying amounts in the years 2006 and 2010.
      As a result of our NOL and credit carryforwards and expected favorable book/tax differences from depreciation and amortization, we expect that our cash requirements for U.S. federal and state income taxes

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
will not exceed 2.0% of our taxable earnings in fiscal 2006. The 2.0% rate results from AMT under which 10% of taxable earnings cannot be offset by NOL carryforwards and is subject to the AMT rate of 20%. The actual cash requirements for taxes could vary significantly from our expectations for a number of reasons, including, but not limited to, unanticipated fluctuations in our deferred tax assets and liabilities, unexpected gains from significant transactions, unexpected outcomes of income tax audits, and changes in tax law. We expect to continue to incur foreign taxes on our income earned outside the U.S.

Discontinued Operations
      In conjunction with the acquisition of SBRG in fiscal 2003, we made the decision to divest Timber Lodge as the concept did not fit with our core concepts of quick-service and fast-casual restaurants. The sale of Timber Lodge was completed on September 3, 2004. The results of operations of Timber Lodge are classified as discontinued operations in our Consolidated Statements of Operations. During fiscal 2005, loss from discontinued operations was $646, which included impairment charges of $617 and $281 recorded during the first and second quarters of fiscal 2005, respectively, to write-down Timber Lodge to its fair value. During fiscal 2004, loss from discontinued operations was $2,790, which included impairment charges of $1,566 and $1,313 recorded during the first and fourth quarters of fiscal 2004, respectively, to write-down Timber Lodge to its fair value.
Fiscal Fourth Quarter 2005 Compared with Fiscal Fourth Quarter 2004

Carl’s Jr.

Company-Operated Restaurants
      The changes in the restaurant-level margin percentage for the fiscal fourth quarter 2005 are explained as follows:

Restaurant-level margins for the prior year	20.0%
Decrease in workers’ compensation expense	1.5
Increase in rent and property taxes	(0.8)
Decrease in labor costs, excluding workers’ compensation	0.5
Decrease in depreciation expense	0.2
Decrease in food and packaging costs	0.2
Increase in general liability insurance expense	(0.2)
Increase in asset retirement expense	(0.2)
Other, net	(0.2)

Restaurant-level margins for the current year	21.0%

      Workers’ compensation expense decreased in the fourth quarter of fiscal 2005 from the fourth quarter of fiscal 2004, primarily due to a fiscal fourth quarter 2004 reduction in the discount rate applied to arrive at our claims reserves, which we maintain at present value, and the benefits of sales leverage. The reductions in the discount rate resulted in a charge of $1,600 in the fourth quarter of fiscal 2004, which did not recur in the current year fiscal quarter.
      Rent and property tax expense increased in fiscal 2005 from fiscal 2004, primarily due to relatively higher rent and property taxes on some of the newer units and a fourth quarter of fiscal 2004 reduction to our overall accrued property tax position based on a thorough review of balances by jurisdiction.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      Labor costs excluding workers’ compensation decreased slightly as a percent of sales in the fourth quarter of fiscal 2005, as compared to the fourth quarter of fiscal 2004, due to the benefits of sales leverage on restaurant management costs.
      Depreciation expense decreased as a percent of sales in fourth quarter of fiscal 2005 from the fourth quarter of fiscal 2004, due to a continuation of the trend during the course of the year whereby more assets became fully depreciated while the amount of capital expenditures in the fourth quarter of fiscal 2005 remained moderate, as well as the benefits of sales leverage.
      Food and packaging costs decreased in the fourth quarter of fiscal 2005 from the fourth quarter of fiscal 2004, as a percent of sales, primarily due to the benefits of menu price increases during fiscal 2005, partially offset by increases in the cost of certain commodities.

Franchised and Licensed Restaurants
      Revenues from franchised and licensed restaurants increased $6,329, or 13.1%, in the fourth fiscal quarter of 2005 from the comparable fiscal 2004 period primarily due to increased food, paper and supplies sales to franchisees and increased royalties received from franchisees. Franchising income increased $1,608, or 25.7%, in the fourth fiscal quarter of 2005 over the comparable fiscal 2004 period mainly as a result of this revenue growth and a decrease in rent and occupancy costs for restaurants subleased to franchisees.

Hardee’s

Company-Operated Restaurants
      The changes in the restaurant-level margin percentage for the fiscal fourth quarter 2005 are explained as follows:

Restaurant-level margins for the prior year	8.4%
Decrease in depreciation expense	2.8
Decrease in labor costs, excluding workers’ compensation	1.0
Increase in general liability insurance expense	(1.0)
Decrease in fixed asset retirements expense	0.8
Decrease in write-down of promotional items	0.7
Increase in repair and maintenance expense	(0.7)
Increase in equipment lease expense	(0.5)
Decrease in rent expense	0.4
Decrease in workers’ compensation expense	0.3
Increase in utilities expense	(0.3)
Other, net	(0.1)

Restaurant-level margins for the current year	11.8%

      Depreciation expense decreased in the fourth quarter of fiscal 2005 from the fourth quarter of fiscal 2004 due to a charge incurred in the fourth quarter of fiscal 2004 to accelerate amortization of point-of-sale equipment under capital lease that did not recur in the current year fourth quarter (approximately 190 basis points) and the benefits of sales leverage, including the one additional week of sales included in the fourth quarter of fiscal 2005.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      Labor costs excluding workers’ compensation decreased during the fiscal fourth quarter 2005 from the fourth quarter of fiscal 2004 due to a decrease in restaurant management bonuses, which are based upon performance versus operating budget, and the benefits of sales leverage.
      General liability insurance expense increased as a percent of sales in the fourth quarter of fiscal 2005, as compared to the fourth quarter of fiscal 2004, due to an adjustment in the prior year quarter to reflect a significant decrease in actuarial estimates of claim reserves pertaining to prior policy years during the fourth quarter of fiscal 2004 resulting from our semi-annual actuarial analysis. General liability insurance expense as a percent of sales has remained relatively constant during fiscal 2005.
      Fixed asset retirement costs as a percentage of sales decreased in the fourth quarter of fiscal 2005 from the fourth quarter of fiscal 2004 due to increased charges in the fourth quarter of fiscal 2004 related to the final removal of old equipment in connection with the Hardee’s menu update and Star Hardee’s remodeling efforts.
      The decrease in write-down of promotional items in the fourth quarter of fiscal 2005 is due to the write-down of certain promotional items during the fourth quarter of fiscal 2004, for which there was no comparable promotional program in fiscal 2005.
      Repair and maintenance costs increased as a percentage of sales in the fourth quarter of fiscal 2005 over the fourth quarter of fiscal 2004 due to an adjustment to increase our accrual for unpaid repair and maintenance obligations and a general increase in repair and maintenance activity in the fourth quarter of fiscal 2005.
      Equipment lease expense increased as a percentage of sales in the fourth quarter of fiscal 2005 over the fourth quarter of fiscal 2004 due to the ending of a capital lease period for certain point-of-sale systems equipment during the third quarter of fiscal 2005 and the commencement of an operating lease period for the same equipment at that time.

Franchised and Licensed Restaurants
      Revenues from franchised and licensed restaurants increased by $2,018, or 13.6%, in fiscal fourth quarter 2005 from the fourth quarter of fiscal 2004 as a result of an increase in distribution revenues of $1,965, or 62.0%, which are primarily comprised of equipment and parts sales to franchisees due to higher franchise remodel activity in the fourth quarter of fiscal 2005. Distribution revenues can vary significantly depending on the needs of our franchisees. Franchise royalty and rent revenues, combined, remained essentially unchanged in fourth quarter of fiscal 2005 over the fourth quarter of fiscal 2004. Franchise royalties decreased by $379, or 4.0%, in the fourth quarter of fiscal 2005, primarily due to non-payment of royalties from two financially troubled franchisees in the fourth quarter of fiscal 2005, versus payment of royalties by these same franchisees in the fourth quarter of fiscal 2004, partially offset by the impact of including a 13th week in the fourth quarter of fiscal 2005. Franchise rent revenues increased in the fourth quarter of fiscal 2005 primarily due to net collection increase of previously unrecognized rent revenues from one of these two financially troubled franchisees in the fourth quarter of fiscal 2005.
      Franchising income for the fourth quarter of fiscal 2005 was almost unchanged versus the fourth quarter of fiscal 2004 due primarily to the flat royalty and rent revenues trend noted above.

La Salsa
      La Salsa restaurant-level margins as a percent of sales increased to negative 1.2% in fiscal fourth quarter 2005, from negative 7.3% in the fourth quarter of fiscal 2004. Rent and property taxes decreased approximately 375 basis points due to a write-off of a leasehold interest in the fourth quarter of fiscal 2004, partially offset by rent expense on one additional restaurant. Depreciation expense decreased approximately 290 basis points due

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
to a continuation of the trend during the course of the year whereby more assets became fully depreciated while the amount of capital expenditures in the fourth quarter of fiscal 2005 remained moderate, as well as the benefits of sales leverage. Workers’ compensation expense decreased approximately 220 basis points due to a decrease in the actuarial estimate of unpaid claim losses during the current fiscal year and prior fiscal years.
      During the fourth quarter of fiscal 2004, we recorded a charge of $34,059, recognizing the impairment of the goodwill associated with the acquisition of La Salsa.
Accounting Pronouncements Not Yet Adopted
      In December 2004, the FASB issued Statement of Financial Accounting Standards 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which amends FASB Statements 123 and 95. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for annual periods beginning after June 15, 2005. This new standard may be adopted in one of two ways — the modified prospective transition method or the modified retrospective transition method. We are currently evaluating the effect that the accounting change will have on our financial position and results of operations.
Impact of Inflation
      Inflation has an impact on food and packaging, construction, occupancy, labor and benefit, and general and administrative costs, all of which can significantly affect our operations. Historically, consistent with the industry, we have been able to pass along to our customers, through price increases, higher costs arising from these inflationary factors.
Seasonality
      Our business is affected by seasonality. Average restaurant sales are normally higher in the summer months than during the winter months for each of our restaurant concepts. In comparison with our Carl’s Jr. and La Salsa restaurant concepts, inclement weather has a greater impact on restaurant sales at our Hardee’s restaurants, because a significant number of them are located in areas that experience severe winter conditions, principally in the Midwest and certain East Coast locations.
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
Liquidity and Capital Resources
      We have historically financed our business through cash flow from operations, borrowings under our credit facility and, during our refranchising efforts (which have slowed considerably since fiscal 2002), the sale of restaurants. We believe our most significant cash use during the next 12 months will be for capital expenditures. We amended and restated our senior credit facility (“Facility”) on June 2, 2004 and on April 21, 2005 (see below). We anticipate that existing cash balances, borrowing capacity under the Facility and cash generated from operations will be sufficient to service existing debt and to meet our operating and capital requirements for at least the next 12 months. Additionally, we are able to sell restaurants as a source of liquidity, although we have no intention to do so significantly at this time. We have no potential mandatory payments of principal on our $105,000 of 4% Convertible Subordinated Notes due 2023 until October 1, 2008.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of January 31, 2005, our current ratio was 0.60 to 1.
      The Facility provides for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan. The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments, with a balloon payment of the remaining principal balance that is scheduled to mature on July 2, 2008. Subject to certain conditions as defined in the Facility, the maturity of the term loan may be extended to May 1, 2010. We used a portion of the proceeds from the $230,000 term loan to repay the $10,137 remaining balance of a prior Facility term loan. On July 2, 2004, we used additional proceeds from the $230,000 term loan to redeem our $200,000 of 9.125% Senior Subordinated Notes due 2009 (“Senior Notes”) and pay the related optional redemption premium of $9,126 and accrued interest. We also incurred a charge of approximately $3,068 during our second quarter of fiscal 2005 to write-off unamortized debt issuance costs associated with the Senior Notes.
      From the June 2, 2004 issuance of the $230,000 term loan through January 31, 2005, we voluntarily prepaid $90,074 of the $230,000 term loan, in addition to the $1,275 regularly scheduled quarterly payments. As of January 31, 2005, we had (i) cash borrowings outstanding under the term loan and revolving portions of the Facility of $138,651 and $14,500, respectively, (ii) outstanding letters of credit under the revolving portion of the Facility of $65,868, and (iii) availability under the revolving portion of the Facility of $69,632. Subsequent to January 31, 2005, we have voluntarily prepaid an additional $15,500 on our term loan in addition to our regularly scheduled quarterly payment of $329, reducing the balance to $122,822.
      The terms of the Facility include certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets in the collateral pool securing the Facility, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions. The Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties.
      As of January 31, 2005, the applicable interest rate on the term loan was LIBOR plus 2.50%, or 4.94% per annum, the applicable rate on $10,000 of the revolving loan portion of the Facility was LIBOR plus 2.50%, or 5.06% per annum, and the applicable interest rate on the remaining $4,500 of the revolving loan was Prime plus 1.25%, or 6.50% per annum. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for LIBOR loans, which is currently 2.50% per annum.
      The Facility also required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement, and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums is recognized quarterly in interest expense in our Consolidated Statement of Operations. During fiscal 2005, we recorded $263 of interest expense to reduce the carrying value of the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
interest rate cap premiums to their fair value of $108 at January 31, 2005. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
      Subject to the terms of the Facility, we may make annual capital expenditures in the amount of $45,000, plus 80% of the amount of actual EBITDA (as defined) in excess of $110,000. We may also carry forward any unused capital expenditure amounts to the following year. Based on these terms, the Facility permits us to make capital expenditures of at least $63,836 in fiscal 2006, which could increase further based on our performance versus the EBITDA formula described above.
      The Facility also permits us to repurchase our common stock in an amount up to approximately $62,000 as of January 31, 2005. In addition, the dollar amount of common stock that we may purchase is increased each year by a portion of excess cash flow (as defined) during the term of the Facility. Our Board of Directors has authorized a program to allow us to repurchase up to $20,000 of our common stock. Based on the Board of Directors’ authorization and the amount of repurchase of our common stock that we have already made thereunder, as of January 31, 2005, we are permitted to make an additional repurchase of our common stock up to $14,441.
      Until recently, the Facility prohibited us from paying cash dividends. On April 21, 2005, we amended the Facility to permit us to pay cash dividends on substantially the same terms as we were and are permitted to repurchase shares of our common stock. On April 25, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock to be paid on June 13, 2005, to our stockholders of record on May 23, 2005, and further announced our intention to pay a regular quarterly cash dividend. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under our term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in our letter of credit fee rate.
      The Facility contains financial performance covenants, which include a minimum EBITDA requirement, a minimum fixed charge coverage ratio and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of January 31, 2005.
      The full text of the contractual requirements imposed by the Facility is set forth in the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, and Amendments No. 1 and 2 thereto, which we have filed with the Securities and Exchange Commission, and in the ancillary loan documents described therein. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default on other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only if we are in default under the Facility), our 2023 Convertible Notes (described below) may also become accelerated under certain circumstances and after all cure periods have expired.
      On September 29, 2003, we completed an offering of $105,000 of our 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”), and used nearly all of the net proceeds of the offering to repurchase $100,000 of our then-outstanding 4.25% Convertible Subordinated Notes due 2004 (“the 2004 Convertible Notes”). The 2023 Convertible Notes bear interest at 4.0% annually, are payable in semiannual installments due April 1 and October 1 each year, and are unsecured general obligations of ours, contractually subordinate in right of payment to certain of our other obligations, including the Facility. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. Under the terms of the 2023

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Convertible Notes, such notes become convertible into our common stock at a conversion price of approximately $8.89 per share at any time after our common stock has a closing sale price of at least $9.78 per share, which is 110% of the conversion price per share, for at least 20 days in a period of 30 consecutive trading days ending on the last trading day of the calendar quarter. As a result of the daily closing sales price levels on our common stock during the second calendar quarter of 2004, the 2023 Convertible Notes became convertible into our common stock effective July 1, 2004, and will remain convertible throughout the remainder of their term.
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
      During the fiscal year ended January 31, 2005, cash provided by operating activities was $111,509, an increase of $37,344 or 50.4% over the prior year comparable period. The increase resulted mainly from a $71,236 increase in net income, partially offset by the $34,059 write-off of La Salsa goodwill which took place in fiscal 2004 with no similar write-off in fiscal 2005, as well as a trend change in the accounts payable balance fluctuation in the current year as compared to the prior year. Such trend can vary significantly from year to year depending upon the timing of large vendor payments, but is not anticipated to be a significant source or use of cash in future periods. In addition, the current year includes a $5,281 decrease in depreciation and amortization and a $4,200 decrease in the provision for losses on accounts and notes receivable.
      Cash used in investing activities during fiscal 2005 totaled $36,690, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, proceeds from the disposition of Timber Lodge, and collections on notes receivable.
      Cash used in financing activities during fiscal 2005 totaled $110,742, which principally consisted of redemption of $200,000 of our Senior Notes due 2009 and $22,319 of our Convertible Notes due 2004, repayment of $91,349 of term loans under our Facility (of which $90,074 represented voluntary prepayment thereof), net borrowings of $14,500 under the revolving portion of our Facility, repayment of the $24,062 remaining balance of our previously existing Facility term loan, repayment of $7,143 of capital lease obligations, $6,193 of financing costs incurred in connection with our refinancing activity, primarily during the second fiscal quarter, $5,559 used to repurchase 519,000 shares of our common stock and a $5,018 decrease in our bank overdraft position (which is generally not a significant source or use of cash over the long term), partially offset by the $230,000 of proceeds from the term loan component of our Facility.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      Capital expenditures for the fiscal years ended January 31, 2005 and 2004 were:

	2005	2004

New restaurants (including restaurants under development)
Carl’s Jr.	$8,945	$6,432
Hardee’s	4,318	3,743
La Salsa	1,417	4,033
Remodels, Dual-branding (including construction in process)
Carl’s Jr.	1,047	2,485
Hardee’s	9,303	11,192
La Salsa	27	107
Other restaurant additions
Carl’s Jr.	9,821	4,890
Hardee’s	16,162	6,284
La Salsa	2,260	2,602
Corporate	5,321	5,845

Total	$58,621	$47,613

      As of January 31, 2005, we had remodeled 93.1% of the Hardee’s company-operated restaurants to the Star Hardee’s format and had installed charbroilers in all of the Hardee’s company-operated restaurants.
Long-Term Obligations

Contractual Cash Obligations
      The following table presents our long-term contractual cash obligations:

	Payments Due by Periods

		Less Than	1-3	3-5	After
	Total	One Year	Years	Years	5 Years

Long-term debt(1)	$259,484	$16,066	$3,101	$134,646	$105,671
Capital lease obligations(2)(3)	94,835	11,320	21,252	20,301	41,962
Operating leases(2)	587,974	86,139	151,508	105,466	244,861
Unconditional purchase obligations(4)	55,123	50,975	3,626	302	220

Total contractual cash obligations	$997,416	$164,500	$179,487	$260,715	$392,714

(1)	Assumes holders of the 2023 Convertible Notes do not exercise redemption rights in October 2008.

(2)	The amounts reported above as operating leases and capital lease obligations include leases contained in the estimated liability for closing restaurants and leases for which we are the obligee to the property owner and sublease to franchisees. Additional information regarding operating leases and capital lease obligations can be found in Note 8 of Notes to Consolidated Financial Statements.

(3)	Represents the undiscounted value of capital lease payments.

(4)	Unconditional purchase obligations include contracts for goods and services, primarily related to system restaurant operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      The following table presents our other commercial commitments including letters of credit and guarantees. The specific commitments are discussed previously in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — as well as in Note 25 of Notes to Consolidated Financial Statements.

Other Commercial Commitments

	Amount of Commitment
	Expirations Per Period

	Total
	Amounts	Less Than	1-3
	Committed	One Year	Years

Standby letters of credit under the Company’s Senior Credit Facility	$65,868	$65,868	$—
Guarantees	1,618	—	1,618

Total other commercial commitments	$67,486	$65,868	$1,618

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our $380,000 Facility. As of January 31, 2005, we had $153,151 and $65,868 in borrowings and letters of credit outstanding under the Facility, respectively. Borrowings under the Facility bear interest at the Prime Rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $1,532. The estimated reduction is based upon the outstanding balance of the Facility, and assumes no change in the volume, index or composition of debt as in effect January 31, 2005. Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.
Commodity Price Risk
      We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our Consolidated Balance Sheet. Typically, we use these types of purchasing techniques to control costs as an alternative to managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could result in lower restaurant-level operating margins for our restaurant concepts.

Item 8.	Financial Statements and Supplementary Data
      See the Index included at Item 15 — Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      In connection with the preparation of this Annual Report on Form 10-K, as of January 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). The Company’s Chief Executive Officer and Chief Financial Officer concluded that the

Company’s disclosure controls and procedures, as of the end of the period covered by this Form 10-K report, were not effective as of January 31, 2005, due to the material weakness in the Company’s internal control over financial reporting described below under Management’s Report on Internal Control over Financial Reporting.
      In reaching this conclusion, management considered disclosure controls and procedures and turned specific attention to: (i) the Company’s December 2004 restatement of previously issued financial statements for fiscal years ended January 31, 2004, 2003 and 2002; and (ii) the Company’s lease accounting practices in light of the views on accounting for “rent holidays” contained in a February 7, 2005 communication from the Office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants (AICPA). In connection with the Company’s December 2004 restatement of previously issued financial statements, management had determined that certain of the Company’s internal controls over fixed asset accounting and lease accounting were ineffective, resulting in a conclusion in December 2004 that there was a material weakness in internal control over financial reporting. In completing its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, management concluded that the Company’s internal controls over fixed asset accounting, primarily with respect to establishing appropriate depreciable lives for fixed assets subject to operating leases, did not operate effectively as of January 31, 2005. With respect to the Company’s lease accounting practices prior to the issuance of the February 7, 2005 SEC communication, the Company believed it had correctly interpreted the applicable accounting standards, and that its interpretation of those accounting standards was commonly applied in the restaurant and retail industries. In light of the February 7, 2005 SEC staff letter, and upon review of the subject lease accounting practices and procedures the Company had been applying, management concluded that such policies and procedures were not in compliance with generally accepted accounting principles. Accordingly, as described below, the Company determined to restate certain of its previously issued financial statements for fiscal years 2002 and prior to correct its lease accounting.

(b)	Management’s Report on Internal Control over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework.
      Management has concluded that, as of January 31, 2005, the Company’s internal control over financial reporting was not effective due to the existence of the following material weakness in those controls:
      In completing its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, management concluded that there was a deficiency in the Company’s internal control associated with the selection, monitoring and review of assumptions and factors affecting certain of its depreciation and lease accounting policies and procedures. With regard to its depreciation policies and procedures, the Company did not establish and maintain appropriate depreciable lives for fixed assets subject to operating leases. With regard to its lease accounting policies and procedures, the Company did not properly apply U.S. generally accepted accounting principles to so-called “rent holidays” – the period during which a tenant is in possession of the leased property but the lease payments have not yet begun – because the Company was not recording straight-line rent expense for the period from possession of a leased property to the date of rent commencement.

      On April 11, 2005, the Company announced that it would restate its previously issued financial statements for fiscal year 2002 to properly reflect straight-line rent expense during the “rent holiday” periods. In December 2004, the Company restated its previously issued financial statements for the fiscal years ended January 31, 2004, 2003 and 2002 to properly reflect depreciation expense for assets subject to operating leases.
      A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement.
      The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

(c)	Management’s Remediation of Material Weakness
      With respect to the internal control deficiencies associated with the Company’s fixed asset accounting discussed above under the heading Management’s Report on Internal Control over Financial Reporting, management had implemented controls in December 2004 to correct such deficiencies. However, the short period of time available did not provide management with enough time to establish effective operation of the new controls by January 31, 2005. Remediation efforts at the operational level have continued subsequent to January 31, 2005, and management also has designed and internally communicated further internal control enhancements that it believes will remediate the deficiencies. With respect to the internal control deficiencies associated with lease accounting practices discussed above, remediation efforts were completed subsequent to January 31, 2005, and management believes such efforts will effectively remediate those deficiencies.

(d)	Changes in Internal Control over Financial Reporting
      Except as described below, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of the Company’s fiscal year ended January 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In the fiscal quarter ended January 31, 2005, management:

•	revised lease accounting policies to conform with U.S. generally accepted accounting principles, trained accounting staff regarding these new policies and established management oversight thereof;

•	improved internal communication and documentation practices to ensure timely and complete accounting for restaurant sales, closures and lease/sublease modifications and other asset disposals; and

•	enhanced property tax accrual preparation and management review within the Company’s corporate tax department.

(e)	Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CKE Restaurants, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that CKE Restaurants, Inc. (the Company) did not maintain effective internal control over financial reporting as of January 31, 2005, because of the effect of a material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of January 31, 2005:
      Management concluded that there was a deficiency in the Company’s internal control associated with the selection, monitoring and review of assumptions and factors affecting certain of its depreciation and lease accounting policies and procedures. With regard to its depreciation policies and procedures, the Company did not establish and maintain appropriate depreciable lives for fixed assets subject to operating leases. With regard to its lease accounting policies and procedures, the Company did not properly apply U.S. generally accepted accounting principles to so-called “rent holidays” – the period during which a tenant is in possession of the leased property but the lease payments have not yet begun – because the Company was not recording straight-line rent expense for the period from possession of a leased property to the date of rent commencement. As a result of this deficiency, the Company restated its audited consolidated financial statements for the years ended January 31, 2004, 2003 and 2002 to reflect the correction of the errors in the Company’s accounting for depreciation and lease accounting.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CKE Restaurants, Inc. and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated April 21, 2005, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Orange County, California
April 21, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2005 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2005. Information concerning the current executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K.
Code of Ethics and Corporate Governance Information
      We have adopted a code of business conduct and ethics (“Code of Conduct”) to help ensure our directors and employees conduct the business of the Company fairly, free of conflicts of interest, and in an ethical and proper manner. We have also adopted a code of ethics for our CEO and senior financial officers (“Code of Ethics”), which includes its principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Conduct and the Code of Ethics can be found on our website at www.ckr.com. We will satisfy the disclosure requirement under Item 10 of Form 8-K, as necessary, regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the Code of Conduct or the Code of Ethics by posting such information on our website.
      The Board of Directors has adopted and approved the Code of Conduct, Code of Ethics, Corporate Governance Guidelines, and written charters for its Nominating and Corporate Governance, Audit and Compensation Committees. All of the foregoing documents are available on our website at www.ckr.com, and a copy of the foregoing will be made available (without charge) to any stockholder upon request.

Item 11.	Executive Compensation
      The information pertaining to executive compensation is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2005 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information pertaining to security ownership of certain beneficial owners and management and related stockholder matters is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2005 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2005.
Equity Compensation Plan Information
      Equity compensation plans as of January 31, 2005 were:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,993,347	$11.14	847,736	(1)
Equity compensation plans not approved by security holders(2)	673,871	7.90	57,669

Total	9,667,218	$10.92	905,405

(1)	A total of 5.3 million shares of common stock are available for grants of options or other awards under the 1999 stock incentive plan, with the amount of available shares increased by 350,000 shares on the date of each annual meeting of stockholders.

(2)	Represents options that are part of a “broad-based plan” as then defined by the New York Stock Exchange. See Note 22 of Notes to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions
      The information pertaining to certain relationships and related transactions of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2005 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2005.
      From time to time we enter into transactions that, while not required to be disclosed pursuant to this Item 13, are with parties or entities that are affiliates of ours or that may otherwise be deemed to be related parties of ours, whether directly or indirectly. These relationships may give rise to the possibility that the related transactions may have been on other than arm’s-length terms. While we believe that all of the following transactions were in the best interests of our stockholders, we cannot assure you that if such transactions had been entered into with independent vendors, suppliers or purchasers, the resulting terms would not be materially different.
      During fiscal 2005, 2004 and 2003, we entered into the following related party transactions:

				Fiscal Year Ended
			On-Going	January 31,
		How Transaction Prices	Contractual
Involved Party	Business Purpose	are Determined	Commitments	2005	2004	2003

Carl N. Karcher (Chairman Emeritus)	Leased property for Anaheim, CA office, distribution facility and three restaurants	Lease based upon the prevailing market for similar space within the area.	Several leases with varying expiration dates through 2010.	$1,756	$1,828	$1,534
Fidelity National Financial, Inc. (“FNF”) (our Chairman is also the Chairman of FNF)	Title and escrow work on sale of restaurant properties and mortgages on properties for collateral on Senior Credit Facility	Escrow and title fees are determined per transaction based upon the stated standard rates as set by FNF to the general public at the time of each transaction	None	—	—	10
Fidelity National Financial, Inc. (“FNF”) (our Chairman is also the Chairman of FNF)	Loss on sale of a G-IV airplane that was leased jointly with FNF	(B)	None	1,479	—	—
FNF Capital, Inc. (100% owned subsidiary of FNF)	Leased equipment	Bids for the lease of equipment were submitted and most favorable terms were selected	Several leases with varying expiration dates through 2005.	3,258	4,364	7,445
Kensington Development (100% owned subsidiary of FNF)	Lease of Santa Barbara, CA office	Lease based upon the prevailing market for similar space within the area.	Lease agreement expires September 2007	425	548	598
Orion Realty Corp. (100% owned subsidiary of FNF)	Sale of surplus properties and termination of leases	(A)	Contractual arrangement	652	816	494
Rocky Mountain Aviation (100% owned subsidiary of FNF)	Expenses associated with Company’s two leased aircraft	(B)	Lease agreement one continuing aircraft lease expires December 2010	785	1,190	784

				Fiscal Year Ended
			On-Going	January 31,
		How Transaction Prices	Contractual
Involved Party	Business Purpose	are Determined	Commitments	2005	2004	2003

Santa Barbara Restaurant Group, Inc. (“SBRG”) (our Chairman was also the Chairman of SBRG)	Merged with restaurants company for strategic growth purposes	Based on relative market values and expected accretive value of SBRG to CKE. Transaction was evaluated for fairness by Morgan Keegan & Company, Inc., an investment banking firm.	None	—	—	80,280
CLK, Inc. (affiliate of a current board member)	Sale of Carl’s Jr. restaurants to franchisee	(C)	None, other than those contained in the franchise agreement and asset purchase agreement	—	—	983
MJKL Enterprises, Inc. (affiliate of a current board member)	Sale of Carl’s Jr. restaurants to franchisee	(D)	None, other than those contained in the franchise agreement and asset purchase agreement	—	4,535	—

(A)	During fiscal 2000, we were in a workout situation with our lenders and we had to immediately begin to dispose of a significant number of assets to raise cash to repay our bank indebtedness. Also, during this time we began closing a significant number of under-performing restaurants, which resulted in a significant number of surplus properties that needed to be converted to cash. Under these circumstances, we determined that it was impractical under the time constraints to develop an internal real estate sales competency and, accordingly, we retained the services of this affiliate that possessed the requisite real estate competency, and we continue to use those services.

(B)	For first leased aircraft, based on contracted lease rates, partially offset by use by others of contracted planes. Contracted lease rates depend on number of passengers, distance, weights, airport fees and other factors to determine the cost for each specific trip. For second leased aircraft, based upon the prevailing market for similar aircraft. In July 2004, we terminated our lease of the first of these aircraft.

(C)	Purchase price based on a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees.

(D)	Purchase price was established by using the greater of CKE’s carrying value or a multiple of cash flow from operations as achieved in other sales of Carl’s Jr. restaurants to other franchisees.

Item 14.	Principal Accountant Fees and Services
      The information pertaining to principal accountant fees and services is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2005 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 31, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

		Page

(a)(1)	Index to Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	73
	Consolidated Balance Sheets — as of January 31, 2005 and 2004	74
	Consolidated Statements of Operations — for the fiscal years ended January 31, 2005, 2004 and 2003	75
	Consolidated Statements of Stockholders’ Equity — for the fiscal years ended January 31, 2005, 2004 and 2003	76
	Consolidated Statements of Cash Flows — for the fiscal years ended January 31, 2005, 2004 and 2003	77
	Notes to Consolidated Financial Statements	78
	All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.
(a)(2)	Exhibits: An “Exhibit Index” has been filed as a part of this Form 10-K beginning on page 122 hereof and is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE Restaurants, Inc.

By:	/s/ Andrew F. Puzder

Andrew F. Puzder,
President and Chief Executive Officer
Date: April 21, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Foley, II William P. Foley, II	Chairman of the Board	April 21, 2005

/s/ Andrew F. Puzder Andrew F. Puzder	President and Chief Executive Officer (Principal Executive Officer)	April 21, 2005

/s/ Theodore Abajian Theodore Abajian	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 21, 2005

/s/ Byron Allumbaugh Byron Allumbaugh	Vice Chairman of the Board	April 21, 2005

/s/ Doug Ammerman Doug Ammerman	Director	April 21, 2005

/s/ Peter Churm Peter Churm	Director	April 21, 2005

/s/ Carl L. Karcher Carl L. Karcher	Director	April 21, 2005

/s/ Janet E. Kerr Janet E. Kerr	Director	April 21, 2005

/s/ Daniel D. Lane Daniel D. Lane	Director	April 21, 2005

/s/ Ronald B. Maggard Ronald B. Maggard	Director	April 21, 2005

Signature	Title	Date

/s/ Daniel Ponder Daniel Ponder	Director	April 21, 2005

/s/ Frank P. Willey Frank P. Willey	Director	April 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CKE Restaurants, Inc.:
      We have audited the accompanying consolidated balance sheets of CKE Restaurants, Inc. and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in note 1 of the notes to consolidated financial statements, the consolidated financial statements for all periods presented have been restated.
      As discussed in notes 1 and 4 of the notes to consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during the first and fourth quarters of fiscal 2003, respectively.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 21, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Orange County, California
April 21, 2005

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2005	2004

	(Dollars in thousands
	except par values)
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$18,432	$54,355
Accounts receivable, net	31,199	26,562
Related party trade receivables	6,760	7,991
Inventories, net	19,297	17,972
Prepaid expenses	13,056	15,766
Assets held for sale	1,058	18,760
Advertising fund assets, restricted	21,951	—
Other current assets	2,278	1,656

Total current assets	114,031	143,062
Notes receivable, net	3,328	2,317
Property and equipment, net	461,286	479,660
Property under capital leases, net	36,060	44,895
Goodwill	22,649	22,649
Other assets, net	31,529	37,821

Total assets	$668,883	$730,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$16,066	$26,843
Current portion of capital lease obligations	5,079	7,028
Accounts payable	52,484	47,592
Advertising fund liabilities	21,951	—
Other current liabilities	93,358	105,419

Total current liabilities	188,938	186,882
Bank indebtedness and other long-term debt, less current portion	138,418	22,428
Senior subordinated notes	—	200,000
Convertible subordinated notes due 2023	105,000	105,000
Capital lease obligations, less current portion	52,485	56,877
Other long-term liabilities	64,374	58,559

Total liabilities	549,215	629,746

Commitments and contingencies (Notes 8, 12, 13 and 25)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000,000 shares; 58,082,000 shares issued and outstanding as of January 31, 2005 and 59,216,000 shares issued and 57,631,000 shares outstanding as of January 31, 2004	581	592
Additional paid-in capital	453,391	464,689
Officer and non-employee director notes receivable	—	(2,530)
Accumulated deficit	(334,304)	(351,687)
Treasury stock at cost, 0 and 1,585,000 shares as of January 31, 2005 and 2004, respectively	—	(10,406)

Total stockholders’ equity	119,668	100,658

Total liabilities and stockholders’ equity	$668,883	$730,404

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended January 31,

	2005	2004	2003

	(In thousands except per share amounts)
Revenue:
Company-operated restaurants	$1,217,273	$1,142,929	$1,109,646
Franchised and licensed restaurants and other	302,608	270,491	253,715

Total revenue	1,519,881	1,413,420	1,363,361

Operating costs and expenses:
Restaurant operations:
Food and packaging	359,939	340,676	320,217
Payroll and other employee benefits	377,405	370,700	358,827
Occupancy and other	273,294	269,606	261,405

	1,010,638	980,982	940,449
Franchised and licensed restaurants and other	227,588	210,237	194,787
Advertising	71,839	71,154	72,382
General and administrative	138,716	107,480	114,932
Facility action charges, net	14,320	17,776	5,194
Impairment of goodwill	—	34,059	—

Total operating costs and expenses	1,463,101	1,421,688	1,327,744

Operating income (loss)	56,780	(8,268)	35,617
Interest expense	(36,748)	(39,962)	(39,924)
Other income (expense), net	(2,962)	217	16,428

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change for goodwill	17,070	(48,013)	12,121
Income tax expense (benefit)	(1,592)	2,417	(7,093)

Income (loss) from continuing operations	18,662	(50,430)	19,214
Discontinued operations:
Loss from operations of discontinued segment (net of income tax benefit of $0, $0 and $31 for the fiscal years ended January 31, 2005, 2004 and 2003, respectively)	(646)	(2,790)	(53)

Income (loss) before cumulative effect of accounting change for goodwill	18,016	(53,220)	19,161
Cumulative effect of accounting change for goodwill	—	—	(175,780)

Net income (loss)	$18,016	$(53,220)	$(156,619)

Basic income (loss) per common share:
Continuing operations	$0.32	$(0.88)	$0.34
Discontinued operations	(0.01)	(0.04)	—

Income (loss) before cumulative effect of accounting change	0.31	(0.92)	0.34
Cumulative effect of accounting change for goodwill	—	—	(3.10)

Net income (loss)	$0.31	$(0.92)	$(2.76)

Diluted income (loss) per common share:
Continuing operations	$0.31	$(0.88)	$0.33
Discontinued operations	(0.01)	(0.04)	—

Income (loss) before cumulative effect of accounting change	0.30	(0.92)	0.33
Cumulative effect of accounting change for goodwill	—	—	(3.02)

Net income (loss)	$0.30	$(0.92)	$(2.69)

Weighted-average common shares outstanding:
Basic	57,615	57,536	56,649
Dilutive effect of stock options, warrants and convertible notes	1,968	—	1,475

Diluted	59,583	57,536	58,124

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JANUARY 31, 2005, 2004, AND 2003

				Officer and
	Common Stock		Additional	Non-employee		Treasury Stock		Total
			Paid-In	Director Notes	Accumulated			Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Shares	Amount	Equity

	(In thousands)
Balance at January 31, 2002 (as previously reported)	52,162	$522	$383,319	$(4,239)	$(139,467)	(1,585)	$(10,406)	$229,729
Restatement adjustments	—	—	—	—	(2,381)	—	—	(2,381)

Balance at January 31, 2002 (as restated)	52,162	522	383,319	(4,239)	(141,848)	(1,585)	(10,406)	227,348
Exercise of stock options	353	3	1,270	—	—	—	—	1,273
Conversion of convertible subordinated notes	1	—	134	—	—	—	—	134
Collection of officer and non-employee director notes receivable	—	—	—	1,709	—	—	—	1,709
Issuance of stock in conjunction with acquisition	6,352	64	78,751	—	—	—	—	78,815
Net loss	—	—	—	—	(156,619)	—	—	(156,619)

Balance at January 31, 2003 (as restated)	58,868	589	463,474	(2,530)	(298,467)	(1,585)	(10,406)	152,660
Exercise of stock options	348	3	1,215	—	—	—	—	1,218
Net loss	—	—	—	—	(53,220)	—	—	(53,220)

Balance at January 31, 2004 (as restated)	59,216	592	464,689	(2,530)	(351,687)	(1,585)	(10,406)	100,658
Exercise of stock options	970	10	4,013	—	—	—	—	4,023
Collection of officer and non-employee director notes receivable	—	—	—	2,530	—	—	—	2,530
Repurchase of common stock	—	—	—	—	—	(519)	(5,559)	(5,559)
Retirement of treasury stock	(2,104)	(21)	(15,311)	—	(633)	2,104	15,965	—
Net income	—	—	—	—	18,016	—	—	18,016

Balance at January 31, 2005	58,082	$581	$453,391	$—	$(334,304)	—	$—	$119,668

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended January 31,

	2005	2004	2003

	(In thousands)
Cash flow from operating activities:
Net income (loss)	$18,016	$(53,220)	$(156,619)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, excluding effects of acquisition:
Cumulative effect of accounting change	—	—	175,780
Impairment of goodwill	—	34,059	—
Depreciation and amortization	66,793	72,074	68,289
Amortization of loan fees	3,637	4,451	4,238
Provision for (recovery of) losses on accounts and notes receivable	(1,940)	2,260	(1,198)
(Gain) loss on investments, sale of property and equipment, capital leases and extinguishment of debts	9,676	3,598	(10,560)
Facility action charges, net	14,320	17,776	5,194
Deferred income taxes	295	574	839
Other, non cash charges (credits)	450	(284)	13
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(4,877)	(10,304)	(16,678)
Net change in refundable income taxes	(3,366)	643	3,262
Net change in receivables, inventories, prepaid expenses and other current assets	1,058	3,542	(11,138)
Net change in accounts payable and other current and long-term liabilities	7,058	(3,550)	(2,243)
Loss from operations of discontinued segment	646	2,790	53
Net cash provided to discontinued segment	(257)	(244)	(3,104)

Net cash provided by operating activities	111,509	74,165	56,128

Cash flow from investing activities:
Purchase of property and equipment	(58,621)	(47,613)	(76,548)
Proceeds from sale of:
Marketable securities and long-term investments	—	—	9,248
Property and equipment	12,881	18,827	23,781
Collections on notes receivable	2,235	5,133	2,884
Acquisition of SBRG, net of payments made to acquire SBRG	—	—	1,670
Increase in cash upon consolidation of variable interest entity	100	—	—
Disposition of brand, net of cash surrendered	6,954	—	—
Net change in other assets	(239)	4,116	2,614

Net cash used in investing activities	(36,690)	(19,537)	(36,351)

Cash flow from financing activities:
Net change in bank overdraft	(5,018)	(2,613)	3,387
Borrowings under revolving credit facility	55,000	149,500	114,500
Repayments of borrowings under revolving credit facility	(40,500)	(174,500)	(89,500)
Proceeds from credit facility term loan	230,000	25,000	—
Repayment of credit facility term loan	(115,411)	(938)	—
Repayment of senior subordinated notes due 2009	(200,000)	—	—
Proceeds from issuance of convertible debt	—	101,588	—
Repayment of convertible subordinated notes due 2004	(22,319)	(100,000)	(33,597)
Repayment of other long-term debt	(152)	(1,026)	(8,124)
Repayment of capital lease obligations	(7,143)	(10,715)	(10,329)
Collections on officer and non-employee director notes receivable	2,530	—	1,709
Payment of deferred loan fees	(6,193)	(6,227)	(5,432)
Repurchase of common stock	(5,559)	—	—
Exercise of stock options and conversion of convertible subordinated notes	4,023	1,218	1,407

Net cash used in financing activities	(110,742)	(18,713)	(25,979)

Net increase (decrease) in cash and cash equivalents	(35,923)	35,915	(6,202)
Cash and cash equivalents at beginning of year	54,355	18,440	24,642

Cash and cash equivalents at end of year	$18,432	$54,355	$18,440

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 31, 2005, 2004 and 2003
(Dollars in thousands, except per share amounts)
Note 1 — Significant Accounting Policies
      A summary of certain significant accounting policies not disclosed elsewhere in the Notes to Consolidated Financial Statements is set forth below.

Description of Business
      CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses Carl’s Jr., Hardee’s, and The Green Burrito (“Green Burrito”), which is primarily operated as a dual-brand concept with Carl’s Jr., quick-service restaurants and La Salsa Fresh Mexican Grill (“La Salsa”) restaurant concepts. Carl’s Jr. restaurants are primarily located in the Western United States, predominantly in California. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California. La Salsa restaurants are primarily located in California. As of January 31, 2005, the Company’s system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Green Burrito	Total

Company-operated	428	677	62	2	1,169
Franchised and licensed	586	1,357	39	15	1,997

Total	1,014	2,034	101	17	3,166

      CKE acquired Hardee’s in 1997. At the time Hardee’s was acquired, a turnaround of operations at Carl’s Jr. had just been completed. Hardee’s had historical trends of operational difficulties, including declining same-store sales. Management believed it could implement a strategy to counter the operational difficulties Hardee’s was experiencing. In conjunction with the Hardee’s acquisition, the Company incurred a substantial amount of long-term debt and became a highly-leveraged company. Management was unable to materially alter the declining same-store sales trend at Hardee’s in the first several fiscal years after the acquisition. In fact, the decline in same-store sales continued. Beginning with fiscal year 2000, Hardee’s operating losses resulted in the Company operating at a loss. When those operating losses arose, there was approximately $280,000 outstanding under the Company’s bank credit facility. Under these circumstances, the Company was compelled to reduce its level of bank debt and embarked upon a program to sell restaurants and non-core brands with the objectives of reducing bank debt and shifting the restaurant system mix to one that is more franchised than company-operated. Management also identified many under-performing restaurants for closure. The Company incurred net losses on the sales of restaurants, recorded charges for the estimated liability for closing restaurants and recorded charges to write-down the carrying value of certain restaurant properties as their performance did not support their carrying values. Additionally, management reduced operating costs to a level more commensurate with the revenue mix resulting from the rebalancing of its systems. The Company reported losses for each of the fiscal 2000 through 2004. While still in the midst of its Hardee’s business turnaround, the Company reported net income in fiscal 2005 due, in significant part, to improvement in financial performance of the Hardee’s restaurant concept.

Basis of Presentation and Fiscal Year
      The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and certain variable interest entities of which the Company is the primary beneficiary. All significant intercompany transactions are eliminated. The Company’s fiscal year is 52 or 53 weeks, ending the last Monday in January each year. Fiscal 2005 included 53 weeks of operations. Fiscal 2004 and 2003 each

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included 52 weeks of operations. For clarity of presentation, the Company has labeled all years presented as fiscal year ended January 31.

Restatement of Previously Issued Financial Statements
      In March 2005, the Company identified accounting errors that occurred in fiscal 2005 and prior fiscal years resulting from improper application of the provisions of Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3 (“FTB 85-3”), Accounting for Operating Leases with Scheduled Rent Increases. FTB 85-3 requires accounting for straight-line rent expense to commence at the time the lessee receives full access to the leased property. With respect to leased restaurant properties, the Company typically receives full access at the time it receives building permits (in the case of land-only leases) or upon having access to the leased building (in the case of land and building leases). Historically, the Company commenced accounting for straight-line rent expense at the time the lease commenced, which is typically several months after receiving full access to the leased property.
      The Company’s improper application of FTB 85-3 resulted in an understatement in rent expense, net, through fiscal 2002 in the cumulative amount of $2,381. Such misapplication also resulted in an (over)/understatement of rent expense, net, of $64, $191 and $(2) in fiscal 2005, 2004 and 2003, respectively. For the Consolidated Financial Statements presented herein, the Company has restated its accumulated deficit, prepaid expenses and other long-term liabilities as of the end of fiscal 2002 to reflect the $2,381 cumulative understatement of rent expense, net, noted above. Because the impact of the error on fiscal 2005, 2004 and 2003 was immaterial to the interim and annual periods within each of those fiscal years, the Company has recorded the entire impact on those fiscal years (a net charge of $253) within the fourth quarter of fiscal 2005.
      The Company did not amend its previously filed Annual Report on Form 10-K/ A for the fiscal year ended January 31, 2004, or its Quarterly Reports on Form 10-Q or 10-Q/ A for fiscal 2005 since none of the differences in the prior years’ interim or annual financial statements are considered by management to be material. However, the Company determined the cumulative adjustment for the above corrections to be significant to the fourth quarter of fiscal 2005 results and, therefore, restated the Consolidated Balance Sheet information included in prior 10-K/ A, 10-Q/ A and 10-Q filings. Accordingly, readers of the financial statements should read the restated information in this Annual Report on Form 10-K as opposed to the previously filed information.
      The impacts of the restatement on the previously reported Consolidated Balance Sheet as of January 31, 2004, are summarized as follows:

	Previously
	Reported(1)	Adjustments	As Restated

Prepaid expenses	$15,665	$101	$15,766
Total current assets	142,961	101	143,062
Total assets	730,303	101	730,404
Other long-term liabilities	56,077	2,482	58,559
Total liabilities	627,264	2,482	629,746
Accumulated deficit	(349,306)	(2,381)	(351,687)
Total stockholders’ equity	103,039	(2,381)	100,658
Total liabilities and stockholders’ equity	730,303	101	730,404

(1)	Certain amounts have been reclassified to conform to current year presentation

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents
      For purposes of reporting cash and cash equivalents, highly liquid investments purchased with original maturities of three months or less, are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate their fair value.

Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of restaurant food, paper, equipment and supplies.

Deferred Financing Costs
      Costs related to the issuance of debt are deferred and amortized, utilizing the effective interest method, as a component of interest expense over the terms of the respective debt issues. Upon entering into debt financing transactions or reducing the borrowing capacity under its financing arrangements, the Company accounts for deferred financing costs in accordance with Emerging Issues Task Force Bulletin (“EITF”) 98-14, Debtor’s Accounting for Changes in Line of Credit or Revolving-Debt Arrangements, and EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

Assets Held for Sale
      Assets held for sale consist of restaurant concepts and individual properties the Company has decided to divest. Such assets are classified as current assets upon meeting the requirements of Statement of Financial Accounting Standards No. (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Upon classification of such assets as assets held for sale, the Company no longer depreciates such assets.

Property and Equipment
      Property and equipment are recorded at cost, less accumulated depreciation, amortization and impairment write-downs. Depreciation is computed using the straight-line method based on the assets’ estimated useful lives, which generally range from three to 40 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful lives of the assets or the related lease term, as determined in accordance with SFAS 13, Accounting for Leases, as amended, which may be less than three years in some cases. In circumstances in which leasehold improvements are made during the course of a lease term such that the exercise of options available to the Company to extend the lease term becomes reasonably assured, such leasehold improvements may be amortized over periods that include one or more lease option terms.

Capitalized Costs
      The Company has elected to account for construction costs in a manner similar to SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. As such, costs that have a future benefit for the project(s) are capitalized. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses.

Goodwill
      In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company performs its annual impairment test during the first quarter of its fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment test is performed at the reporting unit level. The Company considers the reporting unit level to be the brand level as the components (e.g., restaurants) within each brand have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. The impairment test consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Facility Action Charges
      From time to time, the Company identifies under-performing restaurants that have carrying values in excess of their recoverability and, as a result, must be impaired. The Company also may close or refranchise these or other restaurants and lease or sublease the restaurant property to a franchisee or to a business other than one of the Company’s restaurant concepts. The following costs that result from these actions are recorded in the accompanying Consolidated Financial Statements as facility action charges, net:

(i) Impairment of long-lived assets for under-performing restaurants;

(ii) Store closure costs;

(iii) Gains (losses) on the sale of restaurants; and

(iv) Amortization of discount related to estimated liability for closing restaurants.
      Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, sublease income and refranchising proceeds. Accordingly, actual results could vary significantly from our estimates.

(i)	Impairment of Long-Lived Assets
      The Company adopted SFAS 144 during the first quarter of fiscal 2003. The initial adoption of SFAS 144 did not affect the Company’s Consolidated Financial Statements. SFAS 144 provides a single accounting model for evaluating impairment of long-lived assets, including intangible assets subject to amortization. SFAS 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.
      In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (including the value of associated intangible assets) to its estimated undiscounted future cash flows. If the undiscounted future cash flows are less than the carrying value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company typically estimates the fair value of assets to be the estimated future cash flows discounted at the applicable restaurant concept’s estimated weighted average cost of capital. Upon recording the impairment charge, the estimated fair value becomes the asset’s new cost basis.
      For purposes of the recoverability analysis, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally the individual restaurant level. Trademarks and franchise rights intangible assets, however, are grouped at a higher

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
level, such as the concept level or the total company-operated restaurants or franchise operations thereof, since the Company has determined such groupings to be the lowest level at which largely independent cash flows associated with these assets can be identified.
     (ii) Store Closure Costs
      Management makes decisions to close restaurants based on the prospects for estimated future profitability. The Company’s senior management evaluates each restaurant’s performance no less frequently than twice per year. When restaurants continue to perform poorly, management considers the demographics associated with the location as well as the likelihood of being able to turn an unprofitable restaurant around. Based on management’s judgment, the Company estimates the future cash flows. If the Company determines that the restaurant will not be profitable or operate at break-even cash flow, within a reasonable period of time, and there are no contractual requirements to continue operating the restaurant, the Company may close the restaurant. Additionally, franchisees may close restaurants for which the Company is the primary lessee. If the franchisee cannot make payments on the lease, the Company continues making the lease payments and establishes an estimated liability for the closed restaurant if the Company decides not to operate it as a company-operated restaurant.
      The Company establishes the estimated liability on the actual closure date. Prior to the adoption of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003, the Company established the estimated liability when management identified a restaurant for closure, which may or may not have been the actual closure date. The estimated liability for closing restaurants is generally based on the remaining obligation through the end of the lease term, net of estimated sublease revenues, as well as estimated maintenance costs.
      The amount of the estimated liability established is the present value of these estimated future net payments. The interest rate used to calculate the present value of these liabilities is based on the Company’s incremental borrowing rate at the time the liability is established, which was 8% as of January 31, 2005. The related discount is amortized and shown as an additional component of facility action charges, net in the accompanying Consolidated Statements of Operations.
     (iii) Gains (Losses) on the Sale of Restaurants
      The Company records gains and losses on the sale of restaurants as the difference between the net proceeds received and net carrying values of the net assets of the restaurants sold.
     (iv) Amortization of Discount Related to Estimated Liability for Closing Restaurants
      The Company records this amortization as a component of facility action charges, net.

Guarantees
      The Company has adopted FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of SFAS 5, SFAS 57 and SFAS 107 and a recission of FASB Interpretation 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken. The initial recognition and measurement provisions were applicable to certain guarantees issued or modified after December 31, 2002. While the nature of the Company’s business results in the issuance of certain guarantees from time to time, the adoption and subsequent application of FIN 45 did not have a material impact on its Consolidated Financial Statements for the years ended January 31, 2005, 2004 and 2003.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss Contingencies
      The Company assesses each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies deemed to be probable, and where the amount of such loss can be reasonably estimated, are accrued in the Company’s Consolidated Financial Statements. The Company does not record liabilities for losses it believes are only reasonably possible to result in an adverse outcome, which is in accordance with SFAS 5, Accounting for Contingencies. See Note 25 for further discussion.

Self-insurance
      The Company is self-insured for a portion of its current and prior years’ losses related to worker’s compensation, auto, property and general liability insurance programs. The Company has obtained stop-loss insurance for claims over $500. Insurance liabilities are accounted for based on the present value of independent actuarial estimates of the amount of loss incurred, utilizing an approximate risk-free interest rate of 4.5% as of January 31, 2005. These estimates rely on actuarial observations of historical claim loss development. Actual claim loss development may be better or worse than these estimates.
      Within its semi-annual actuary reports, the Company’s actuary provides a range of estimated unpaid losses for each insurance category. Using these estimates, the Company records adjustments to its insurance accrued liabilities, if necessary, to bring each accrual balance within the actuary’s related range. If the Company’s accrued liability exceeds the high end of the range, the Company records a credit to reduce the insurance accrued liability to the high end of the range. If the Company’s accrued liability is below the low end of the range, the Company records a charge to increase the insurance accrued liability to the low end of the range. Then, based upon projected future self-insurance expenses and adjusted insurance accrual balances relative to the midpoint of the actuary’s range, the Company adjusts its accrual rates for each insurance category prospectively to bring the respective accrued liabilities toward the midpoints of the actuary’s respective ranges.

Leases and Leasehold Improvements
      The Company accounts for its leases in accordance with SFAS 13, Accounting for Leases, as amended, and other related guidance. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. When determining the lease term, the Company includes option periods for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which the Company is subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if the Company chooses not to continue the use of the leased property.
      The Company records rent expense for leases that contain scheduled rent increases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date the Company takes possession of the leased premises through the end of the lease term, as established in accordance with SFAS 13, which may include a rent holiday period prior to the Company opening the restaurant on the leased premises. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements, as well as the period over which the Company records straight-line rent expense. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense as they accrue. The Company generally does not receive rent concessions or leasehold improvement incentives upon opening a store that is subject to a lease.

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
      The Company incurs expenses that benefit both its franchisee and licensee communities. These expenses, along with other costs of sales and servicing of franchise and license agreements, are charged to franchising expense as incurred. Net franchise and license income also includes rent income from leasing or subleasing restaurants to franchisees net of the related occupancy costs. If the Company leases restaurants to a franchisee that results in a probable loss over the term of the lease, a lease subsidy allowance is established at inception and charged to facility action charges, net.
      The Company monitors the financial condition of its franchisees and records provisions and estimated losses on receivables when management believes that certain franchisees are unable to make their required payments. Each individual franchisee’s account is reviewed quarterly, focusing on those that are past due and, if necessary, an estimated loss is calculated. The total of the estimated losses is then compared to the allowance for bad debts recorded in the Company’s Consolidated Financial Statements and an adjustment, if any, is recorded. At the time a franchisee becomes 90 days delinquent, the Company ceases recording royalties and rental income and reverses royalties and rent income accrued during the then current fiscal quarter. Royalties and rental income are thereafter recognized on a cash basis and are not accrued as accounts receivable until there is a history of timely payments.
      Depending on the facts and circumstances, there are a number of different actions that may be taken to resolve collection issues. These include the sale of franchise restaurants to the Company or to other franchisees, a modification to the franchise agreement, which may include a provision for reduced royalty rates in the future (if royalty rates are not sufficient to cover the Company’s costs of service over the life of the franchise agreement, the Company records the estimated loss at the time it modifies the agreement), a restructuring of the franchisee’s business and/ or finances (including the restructuring of leases for which the Company is the primary obligee) or, if necessary, the termination of the franchise agreement. The amount of the allowance established is based on the Company’s assessment of the most probable action that will occur.

Revenue Recognition
      Revenues for company-operated restaurants are recognized upon the sale of food or beverage to a customer in the restaurant. Revenues from franchised and licensed restaurants include continuing rent and service fees, initial fees and royalties. Continuing fees and royalties are recognized in the period earned. Initial fees are recognized upon the opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise agreement. Renewal fees are recognized when a renewal agreement becomes effective. Rental income is recognized in the period earned. Sales of food and equipment to franchisees are recognized at the time of delivery to the franchisee.

Advertising
      The Company utilizes a single advertising fund (the “Carl’s Jr. Fund”) to administer its Carl’s Jr. advertising programs and a national and several local co-operative advertising funds (the “Hardee’s Funds”) to administer its Hardee’s advertising programs. As the contributions to these cooperatives are designated and segregated for advertising, the Company acts as an agent for the franchisees and licensees with regard to these contributions. The Company consolidates the Carl’s Jr. Fund into its financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to the Company’s reported

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
advertising expenses, in accordance with SFAS 45, Accounting for Franchisee Fee Revenue. As discussed in Adoption of New Accounting Pronouncements within this Note 1, the Company began to consolidate the Hardee’s Funds as of the end of the first quarter of fiscal 2005, also on a net basis.
      The Company charges Carl’s Jr. and La Salsa marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, when the commercial is first aired. To the extent the Company participates in Hardee’s advertising cooperatives, its contributions are expensed as incurred.

Income Taxes
      Income taxes are accounted for under the asset and liability method in accordance with SFAS 109, Accounting for Income Taxes. The Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, estimated liability for closing restaurants, estimated liabilities for self-insurance, tax credits and operating losses for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included net of valuation allowances within the accompanying Consolidated Balance Sheets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The recovery of net tax assets is evaluated using the “more likely than not” criterion contained in SFAS 109.

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
      The Company’s most significant areas of estimation are:

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill, and establish the estimated liability for closing restaurants;

•	determination of the appropriate allowances associated with franchise and license receivables;

•	estimation, using actuarially determined methods, of its self-insured claim losses under its worker’s compensation, auto and general liability insurance programs;

•	determination of the appropriate estimated liabilities for loss contingencies;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of disclosures of pro forma net income;

•	estimation of its net deferred income tax asset valuation allowance; and

•	estimation of the fair value of subordinated financial support provided to variable interest entities in which the Company has an interest for purposes of determining whether the Company is the primary beneficiary of the variable interest entity.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The table below presents the computation of basic and diluted earnings per share for the fiscal years ended January 31, 2005, 2004 and 2003 as follows:

	2005	2004	2003

	(In thousands except per share amounts)
Net income (loss) for computation of basic earnings per share	$18,016	$(53,220)	$(156,619)
Weighted average shares for computation of basic earnings per share	57,615	57,536	56,649
Basic net income (loss) per share	$0.31	$(0.92)	$(2.76)
Net income (loss) for computation of diluted earnings per share	$18,016	$(53,220)	$(156,619)
Weighted average shares for computation of basic earnings per share	57,615	57,536	56,649
Dilutive effect of stock options	1,968	—	1,475

Weighted average shares for computation of diluted earnings per share	59,583	57,536	58,124
Diluted net income (loss) per share	$0.30	$(0.92)	$(2.69)
      The following table presents the number of potentially dilutive shares, in thousands, of the Company’s common stock excluded from the computation of diluted income (loss) per share as their effect would have been anti-dilutive:

	2005	2004	2003

2004 Convertible Notes	—	2,258	3,191
2023 Convertible Notes	11,811	1,112	—
Stock Options	2,813	4,860	4,658
Warrants	982	982	982

Stock-Based Compensation
      At January 31, 2005, the Company had several stock-based employee compensation plans in effect, which are described more fully in Note 22. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss) for options granted under these plans, as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant.
      In December 2002, the Financial Accounting Standards Board issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value method for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
method of accounting for stock-based employee compensation and the effect of the method used on reported results. Disclosures required by this standard are included below.
      For purposes of the following pro forma disclosures required by SFAS 148 and SFAS 123, the fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, the risk-free rate and the expected term of the option. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options.
      The assumptions used for grants in the fiscal years ended January 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Annual dividends	$—	$—	$—
Expected volatility (based on the historical volatility for a term matched to the expected life of all options outstanding)	68.0%	140.8%	29.5%
Risk-free interest rate (matched to the expected term of the outstanding option)	3.71%	2.12%	2.97%
Expected life of all options outstanding (years)	5.34	5.45	5.30
Weighted-average fair value of each option granted	$7.15	$5.20	$6.33
      The assumptions used to determine the fair value of each option granted are highly subjective. Changes in the assumptions used would affect the fair value of the options granted as follows:

	Increase/(Decrease) in
	Fair Value of Options Granted

Change in Assumption	2005	2004	2003

10% increase in expected volatility	$0.63	$0.11	$0.15
1% increase in risk-free interest rate	0.11	0.01	0.02
1 year increase in expected life of all options outstanding	0.47	0.14	0.19
10% decrease in expected volatility	(0.69)	(0.15)	(0.17)
1% decrease in risk-free interest rate	(0.12)	(0.02)	(0.02)
1 year decrease in expected life of all options outstanding	(0.56)	(0.21)	(0.27)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles reported net income (loss) to pro forma net income (loss) assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123 for fiscal years ended January 31, 2005, 2004 and 2003:

	2005	2004	2003

Net income (loss), as reported	$18,016	$(53,220)	$(156,619)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(4,651)	(2,956)	(2,496)

Net income (loss) — pro forma	$13,365	$(56,176)	$(159,115)

Net income (loss) per common share:
Basic — as reported	$0.31	$(0.92)	$(2.76)
Basic — pro forma	0.23	(0.98)	(2.81)
Diluted — as reported	0.30	(0.92)	(2.69)
Diluted — pro forma	0.22	(0.98)	(2.74)

Derivative Financial Instruments
      The Company does not use derivative instruments for trading purposes and it has procedures in place to monitor and control their use. The Company’s only current derivative instruments are interest rate cap agreements entered into with financial institutions.
      The Company accounts for these derivative financial instruments in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 133 requires that all derivative instruments be recorded on the Consolidated Balance Sheet at fair value. The Company’s interest rate cap agreements are not designated as hedging instruments. Accordingly, the gain or loss as a result of the change in fair value is recognized in the results of operations immediately. See Note 12 for a discussion of the Company’s use of interest rate cap agreements.

Credit Risks
      Accounts receivable consists primarily of amounts due from franchisees and licensees for initial and continuing fees. In addition, we have notes and lease receivables from certain of our franchisees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee receivables.
      Credit risk from interest rate cap agreements is dependent both on movement in interest rates and the possibility of non-payment by counterparties. We mitigate credit risk by entering into these agreements with high-quality counterparties.

Comprehensive Income
      The Company did not have any other comprehensive income items requiring reporting under SFAS 130, Reporting Comprehensive Income.

Segment Information
      Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resources and in assessing performance. The Company’s segments are determined at the brand level (see Note 21).

Reclassifications
      Prior year amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation.

Accounting Pronouncements Not Yet Adopted
      In December 2004, the FASB issued SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, supersedes APB 25 and related interpretations and amends SFAS 95, Statement of Cash Flows. The provisions of SFAS 123R are similar to those of SFAS 123, however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.
      The Company will be required to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS 123R. Under the modified-prospective-transition method, compensation cost would be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123. Under the modified-retrospective-transition method compensation cost would be recognized in a manner consistent with the modified-prospective-transition method, however, prior period financial statements would also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS 123. The restatement provisions can be applied to either a) all periods presented or b) to the beginning of the fiscal year in which SFAS 123R is adopted.
      SFAS 123R is effective at the beginning of the first annual period beginning after June 15, 2005 (fiscal 2007 for the Company) and early adoption is encouraged. The Company will evaluate the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, the Company will determine the transition method to use and the timing of adoption. The Company does not currently anticipate that the impact on net income on a full year basis of the adoption of SFAS 123R will be significantly different from the historical pro forma impacts as disclosed in accordance with SFAS 123.

Adoption of New Accounting Pronouncements
      On May 17, 2004, the Company completed adoption of FASB Interpretation 46, Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46”).
      The FASB issued FIN 46 in January 2003. This interpretation clarifies the application of the majority voting interest requirement of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FIN 46 could be applied prospectively with a cumulative-effect adjustment as of the date on which it was first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 was applicable immediately to variable interests in VIEs created after January 31, 2003.
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
      Upon the final adoption of FIN 46R on May 17, 2004, the Company consolidated one franchise entity that operates six Hardee’s restaurants. The Company subleases to this franchise entity all of its six operating locations and a substantial portion of its operating equipment, and this franchise entity received no equity contribution from its principals upon its inception. Because the principals did not invest a significant amount of equity, the legal entity within which this franchise operates is considered to be inadequately capitalized and, as a result, is a VIE. Because of the relatively significant financial support the Company provides to this franchise, the Company determined it is the primary beneficiary of this VIE. The assets and liabilities of this entity included in the accompanying Consolidated Balance Sheet as of January 31, 2005, are as follows:

ASSETS:
Cash	$100
Accounts receivable	1
Inventories	62
Prepaid expenses	19
Property and equipment, net	86
Other assets	15

$283

LIABILITIES:
Accounts payable	$44
Other current liabilities	178
Other long-term debt	34
Other long-term liabilities	27

$283

      The operating results of this franchise entity are included within the accompanying Consolidated Statement of Operations for the fiscal year ended January 31, 2005, and are not significant. The minority interest in the income of this franchise entity is classified in other expense in the accompanying Consolidated

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statement of Operations for the fiscal year ended January 31, 2005, and in other long-term liabilities in the accompanying Consolidated Balance Sheet as of January 31, 2005, and also is not significant.
      Although this franchise entity has been included in the accompanying Consolidated Financial Statements as of and for the fiscal year ended January 31, 2005, the Company has no rights to the assets, nor does it have any obligation with respect to the liabilities, of this franchise entity. None of the Company’s assets serve as collateral for the creditors of this franchisee or any of its other franchisees.
      There is also a portion of franchised restaurants that are VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company holds one or more forms of variable interest in 11 franchise entities that combine to operate 0.9% of all Hardee’s and 30.0% of all Carl’s Jr. franchise restaurants as of January 31, 2005. The Company’s significant exposures related to these VIEs and other franchisees relate to the collection of amounts due to the Company, which are collected weekly or monthly, guarantees of franchisee debt that the Company provides to third party lenders (see Note 25), and primary lease obligations or fee property ownership underlying sublease and lease arrangements that the Company has with several of its franchisees (see Note 8).
      The Company utilizes various advertising funds to administer its advertising programs. The Carl’s Jr. National Advertising Fund (“CJNAF”) is Carl’s Jr.’s sole cooperative advertising program. As the contributions to this cooperative are designated and segregated for advertising, the Company acts as an agent for the franchisees and licensees with regard to these contributions. In accordance with SFAS 45, Accounting for Franchisee Fee Revenue, contributions from franchisees, when received, are recorded as offsets to the Company’s reported advertising expenses in its Consolidated Statements of Operations.
      The Hardee’s cooperative advertising funds consist of the Hardee’s National Advertising Fund (“HNAF”) and approximately 85 local advertising cooperative funds (“Co-op Funds”). Each of these funds is a separate non-profit association with all proceeds segregated and managed by a third-party accounting service company. Upon final adoption of FIN 46R, the Company consolidated all of the Hardee’s cooperative advertising funds. The Company has included $21,951 of advertising fund assets, restricted, and advertising fund liabilities in its accompanying Consolidated Balance Sheet as of January 31, 2005. Beginning in the second quarter of fiscal 2005, the Company reported the Hardee’s cooperative advertising in its Consolidated Statements of Operations on a net basis, whereby, in accordance with SFAS 45, the Company does not reflect licensee contributions as revenue, but rather as an offset to its reported advertising expenses.
      Advertising fund assets, restricted, and advertising fund liabilities as of December 31, 2004, the most recent date through which financial statements are available, are included in the accompanying Consolidated Balance Sheet as of January 31, 2005, and consisted of the following:

ADVERTISING FUND ASSETS, RESTRICTED:
Cash	$17,294
Accounts and notes receivable, net(1)	4,126
Other assets	531

$21,951

ADVERTISING FUND LIABILITIES:
Accounts payable and other liabilities	$9,412
Deferred obligations	12,539

$21,951

(1)	Excludes $1,903 of accounts receivable from Hardee’s company-operated restaurants, which is eliminated in consolidation.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company elected to apply FIN 46R prospectively with respect to the newly consolidated entities noted above and, upon final adoption thereof, had no cumulative-effect adjustment.
      In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-1 Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of a) the amount by which the contract is favorable or unfavorable to market terms from the perspective of the acquirer or b) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.
      EITF 04-1 was effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004 (the fiscal quarter beginning November 2, 2004 for the Company). EITF 04-1 applies to acquisitions of restaurants the Company may make from its franchisees or licensees. The Company currently attempts to have its franchisees or licensees enter into standard franchise or license agreements for the applicable brand and/or market when renewing or entering into a new agreement. However, in certain instances franchisees or licensees have existing agreements that possess terms, including royalty rates, that differ from the Company’s current standard agreements for the applicable brand and/or market. If in the future the Company were to acquire a franchisee or licensee with such an existing agreement, the Company would be required to record a settlement gain or loss at the date of acquisition. The amount and timing of any such gains or losses the Company might record is dependent upon which franchisees or licensees the Company might acquire and when they are acquired. Accordingly, any impact cannot be currently determined. The Company has not entered into any business combinations subsequent to its adoption of EITF 04-1.
      During the fourth quarter of fiscal 2003, the Company adopted SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 supersedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value each period. This change was effective for new exit or disposal activities initiated after December 31, 2002. SFAS 146 changed the timing of expense recognition for certain costs the Company incurs while closing restaurants or undertaking other exit or disposal activities.
      The timing difference can be significant. The following table provides a reconciliation of the reported net loss for fiscal 2003 to the net loss for fiscal 2003 adjusted as though SFAS 146 had been effective for that fiscal year:

Reported net loss	$(156,619)
Net effect of retroactive application of SFAS 146	(499)

Pro forma net loss	$(157,118)

Note 2 —	Acquisitions
      On March 1, 2002, the Company acquired Santa Barbara Restaurant Group Inc. (“SBRG”). SBRG owned, operated and franchised the Green Burrito, La Salsa and Timber Lodge restaurant chains. As noted in Note 6 herein, the Company sold the Timber Lodge restaurant chain in September 2004. Through the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s dual-branding relationship with the GB Franchise Corporation, an indirect wholly-owned subsidiary of SBRG, Carl’s Jr. was SBRG’s largest franchisee. At the time of the acquisition, SBRG was a related party to the Company (see Note 16). The Company acquired SBRG for strategic purposes, which included gaining control of the Green Burrito brand, eliminating the payment of royalties on franchised restaurants, investing in the fast-casual segment, which is an emerging competitor to the quick-service restaurant segment, and providing the Company with a growth opportunity in the “Fresh Mex” segment with La Salsa. The results of operations of SBRG (excluding the operations of Timber Lodge, which are classified as discontinued operations) are included in the operating results for the fiscal years ended January 31, 2005 and 2004 and the period March 1, 2002 through January 31, 2003. The purchase price consisted of 6,352,000 shares of the Company’s common stock, warrants to purchase 982,000 shares of the Company’s common stock and options to purchase 1,663,000 shares of the Company’s common stock valued in total at $78,815, plus transaction costs of $1,465.
      The final allocation of the purchase price to the assets acquired, including goodwill and liabilities assumed in the acquisition of SBRG, was as follows:

Current assets	$3,074
Property and equipment	11,023
Goodwill	44,729
Net assets held for sale	9,835
Other assets	23,782

Total assets acquired	92,443

Current liabilities	5,471
Long-term debt, excluding current portion	6,500
Other long-term liabilities	192

Total liabilities assumed	12,163

Net assets acquired	$80,280

      The Company acquired identifiable intangible assets as a result of the acquisition of SBRG. The intangible assets acquired, included in other assets in the accompanying Consolidated Balance Sheet, excluding goodwill, are classified and valued as follows:

Intangible Asset	Amortization Period

Trademarks	20 years	$17,171
Franchise agreements	20 years	1,780
Favorable leases	3 to 18 years	3,132

Total intangible assets acquired		$22,083

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Selected unaudited pro forma combined results of operations for the fiscal year ended January 31, 2003, assuming the SBRG acquisition occurred at the beginning of the fiscal year ended January 31, 2003, using actual restaurant-level margins and general and administrative expenses prior to the acquisition, are as follows:

Total revenue	$1,364,702
Income before cumulative effect of accounting change for goodwill	17,952
Cumulative effect of accounting change for goodwill	(175,780)

Net loss	$(157,828)

Basic income (loss) per common share:
Income before cumulative effect of accounting change for goodwill	$0.32
Cumulative effect of accounting change for goodwill	(3.08)

Net loss	$(2.76)

Diluted income (loss) per common share:
Income before cumulative effect of accounting change for goodwill	$0.31
Cumulative effect of accounting change for goodwill	(3.00)

Net loss	$(2.69)

Weighted-average common shares outstanding:
Basic	57,139
Dilutive effect of stock options	1,475

Diluted	58,614

Note 3 — Goodwill
      During the first quarter of fiscal 2003, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion 17, Intangible Assets, and certain provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. SFAS 142 requires that goodwill and other intangibles be reported separately; eliminates the requirement to amortize goodwill and indefinite-lived assets; addresses the amortization of intangible assets with a defined life; and addresses impairment testing and recognition of goodwill and intangible assets. SFAS 142 changed the method of accounting for the recoverability of goodwill for the Company, such that it is evaluated at the brand level based upon the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, on comparable sales or valuations of other restaurant brands. In the past, the Company allocated goodwill to each restaurant and evaluated the recoverability of goodwill on a restaurant-by-restaurant basis. Under SFAS 142, the valuation methodology is significantly different. The impairment review involves a two-step process as discussed further in Note 1.
      During the first quarter of fiscal 2005, the Company completed its annual assessment of the valuation of the Carl’s Jr. brand. That assessment concluded that the fair value of the brand exceeded the carrying value and no impairment was recorded.
      During the first quarter of fiscal 2004, the Company completed its annual assessment of the valuation of the Carl’s Jr. and La Salsa brands assisted by an outside corporate valuation consulting firm. That assessment concluded that the fair value of the brands exceeded the carrying value and no impairment was recorded.
      During the fourth quarter of fiscal 2004, based on the deterioration of La Salsa’s business during fiscal 2004 and the reduction in future growth plans, the Company determined that certain triggering events

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
occurred under SFAS 142. Accordingly, the Company completed another assessment of the valuation of the La Salsa brand assisted by an outside corporate consulting valuation firm. That assessment concluded that the carrying value of the brand exceeded the fair value and that the value of La Salsa’s goodwill was $0. Accordingly, the Company recorded an impairment charge of $34,059 representing the write-off of all of the goodwill associated with the acquisition of La Salsa.
      During the first quarter of fiscal 2003, the Company completed its initial SFAS 142 transitional impairment test of goodwill which included an assessment of the valuation of the Hardee’s brand provided by an outside corporate valuation consulting firm. This resulted in recording an impairment charge of $175,780, representing the write-off of all of the goodwill related to the Hardee’s brand as a cumulative effect of a change in accounting. The impairment charge resulted from the Company’s adoption of SFAS 142, as prior analyses performed under SFAS 121 did not indicate the value of Hardee’s goodwill had suffered impairment to that level. The Company’s internal assessment of the valuation of the Carl’s Jr. brand at that time resulted in no adjustment to the net carrying amount of goodwill.
      The changes in the net carrying amount of goodwill for fiscal 2003, 2004 and 2005 are as follows:

Amount

Balance as of January 31, 2002	$186,868
Recording of goodwill related to acquisition of SBRG	44,729
Recording of goodwill related to acquisitions of franchised restaurants	891
Cumulative effect of accounting change for goodwill	(175,780)

Balance as of January 31, 2003	56,708
Impairment of goodwill associated with La Salsa	(34,059)

Balance as of January 31, 2004	22,649
No activity in fiscal 2005	—

Balance as of January 31, 2005	$22,649

Note 4 —	Facility Action Charges, Net
      A summary of the impact of facility actions on the reduction to each brand’s company-operated restaurant count is as follows:

	2005			2004			2003

	Carl’s Jr.	Hardee’s	La Salsa	Carl’s Jr.	Hardee’s	La Salsa	Carl’s Jr.	Hardee’s	La Salsa

Sold	—	—	—	15	—	—	2	1	—
Closed	5	46	2	4	15	4	3	23	—

Total	5	46	2	19	15	4	5	24	—

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of facility action charges (gains) for the fiscal years ended January 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Carl’s Jr.
New decisions regarding closing restaurants	$269	$3,075	$194
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	120	(767)	(273)
Impairment of assets to be disposed of	28	—	437
Impairment of assets to be held and used	2,693	1,228	850
Gain on sales of restaurants and surplus property, net	(611)	(1,667)	(422)
Amortization of discount related to estimated liability for closing restaurants	295	323	481

	2,794	2,192	1,267

Hardee’s
New decisions regarding closing restaurants	5,247	2,631	1,187
Favorable dispositions of leased and fee surplus properties, net	(1,364)	(6,952)	(2,416)
Impairment of assets to be disposed of	683	11,365	2,581
Impairment of assets to be held and used	2,428	4,942	3,855
(Gain) loss on sales of restaurants and surplus property, net	(917)	1,459	(3,571)
Amortization of discount related to estimated liability for closing restaurants	1,011	2,248	2,291

	7,088	15,693	3,927

La Salsa and Other
New decisions regarding closing restaurants	1,074	121	—
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	172	(846)	—
Impairment of assets to be disposed of	755	1	—
Impairment of assets to be held and used	2,434	429	—
(Gain) loss on sales of restaurants and surplus properties, net	(3)	185	—
Amortization of discount related to estimated liability for closing restaurants	6	1	—

	4,438	(109)	—

Total
New decisions regarding closing restaurants	6,590	5,827	1,381
Favorable dispositions of leased and fee surplus properties, net	(1,072)	(8,565)	(2,689)
Impairment of assets to be disposed of	1,466	11,366	3,018
Impairment of assets to be held and used	7,555	6,599	4,705
Gain on sales of restaurants and surplus property, net	(1,531)	(23)	(3,993)
Amortization of discount related to estimated liability for closing restaurants	1,312	2,572	2,772

	$14,320	$17,776	$5,194

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Impairments recorded as facility action charges were recorded against the following asset categories:

	2005	2004	2003

Property and equipment
Carl’s Jr.	$2,721	$657	$1,287
Hardee’s	2,868	13,292	6,436
La Salsa	3,189	430	—

	8,778	14,379	7,723

Property under capital leases
Carl’s Jr.	—	571	—
Hardee’s	225	2,536	—

	225	3,107	—

Favorable lease rights
Hardee’s	18	479	—

Total
Carl’s Jr.	2,721	1,228	1,287
Hardee’s	3,111	16,307	6,436
La Salsa	3,189	430	—

	$9,021	$17,965	$7,723

      The following table summarizes the activity in our estimated liability for closing restaurants:

Balance at January 31, 2002	$49,258
New decisions regarding closing restaurants	1,381
Usage	(14,632)
Favorable disposition of leased and fee surplus properties, net	(2,689)
Amortization of discount and other	3,072

Balance at January 31, 2003	36,390
New decisions regarding closing restaurants	5,827
Usage	(13,899)
Favorable disposition of leased and fee surplus properties, net	(8,565)
Amortization of discount and other	2,572

Balance at January 31, 2004	22,325
New decisions regarding closing restaurants	6,590
Usage	(11,280)
Favorable disposition of leased and fee surplus properties, net	(1,072)
Amortization of discount	1,312

Balance at January 31, 2005	17,875
Current portion	5,261

Long-term portion	$12,614

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Accounts Receivable, Net
      Accounts receivable, net as of January 31, 2005 and 2004 consists of the following:

	2005	2004

Trade receivables	$26,400	$27,092
Refundable income taxes	4,508	1,142
Notes receivable, current portion	2,680	3,681
Other	153	227
Allowance for doubtful accounts	(2,542)	(5,580)

	$31,199	$26,562

      The long-term portion of notes receivable, net consists of the following:

	2005	2004

Franchisees	$8,259	$6,299
Employees	94	149
Other	2,056	2,055
Allowance for doubtful accounts	(7,081)	(6,186)

	$3,328	$2,317

      The following table summarizes the activity in the allowance for doubtful accounts:

	Accounts	Notes
	Receivable	Receivable	Total

Balance at January 31, 2002	$6,702	$11,078	$17,780
Recovery of provision	(882)	(316)	(1,198)
Charge-offs	(1,110)	(5,358)	(6,468)
Recoveries	313	—	313

Balance at January 31, 2003	5,023	5,404	10,427
Provision	789	1,471	2,260
Charge-offs	(552)	(689)	(1,241)
Recoveries	320	—	320

Balance at January 31, 2004	5,580	6,186	11,766
Provision (recovery of provision)	(2,835)	895	(1,940)
Charge-offs	(334)	—	(334)
Recoveries	131	—	131

Balance at January 31, 2005	$2,542	$7,081	$9,623

Note 6 —	Net Assets Held for Sale
      The Company made the decision to divest Timber Lodge as the concept did not fit with its core concepts of quick-service and fast-casual restaurants. On September 3, 2004, the Company sold Timber Lodge to T-Lodge Acquisition Corp. for $8,816. The Company received $6,954 in cash and accepted two secured notes aggregating approximately $1,862 from the buyer. The notes are both secured by the personal property of T-Lodge Acquisition Corp. and are comprised of (i) a $1,000 note maturing on January 1, 2009, with annual principal installments of $200 leading up to the maturity date, and bearing interest of 8.0%, payable monthly,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and (ii) an $862 note with a balloon principal payment due on September 3, 2005, and bearing interest, payable monthly, of 9.0%. The Company received payment of $200 for the first annual principal installment on the $1,000 note in January 2005. T-Lodge Acquisition Corp. is a privately-held corporation whose owners include certain members of the management team of Timber Lodge and other investors. Assets held for sale as of January 31, 2005 and 2004, consisted of the following:

	2005	2004

Assets held for sale:
Total assets of Timber Lodge	$—	$15,930
Surplus restaurant properties	1,058	2,830

	$1,058	$18,760

      Net assets of Timber Lodge as of January 31, 2004 consisted of the following:

ASSETS
Current assets	$1,738
Property and equipment, net	7,786
Other assets	6,406

Total assets	15,930

LIABILITIES
Current liabilities	5,560
Other long-term liabilities	1,687

Total liabilities	7,247

NET ASSETS	$8,683

      The results of Timber Lodge, from the date of acquisition, included in the Company’s Consolidated Statements of Operations as discontinued operations are as follows:

	2005	2004	2003

Revenue	$24,129	$42,893	$41,915

Operating income (loss)	(636)	(2,771)	35
Interest expense	10	19	119
Income tax benefit	—	—	(31)

Net loss	$(646)	$(2,790)	$(53)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Property and Equipment
      Property and equipment consists of the following as of January 31, 2005 and 2004:

	Estimated
	Useful Life	2005	2004

Land		$127,633	$133,221
Leasehold improvements	3-25 years	200,013	197,812
Buildings and improvements	7-40 years	245,548	244,435
Equipment, furniture and fixtures	3-10 years	301,113	308,102

		874,307	883,570
Less: accumulated depreciation and amortization		413,021	403,910

		$461,286	$479,660

      During fiscal 2005, 2004 and 2003, the Company capitalized interest costs in the amounts of $546, $473 and $765, respectively.

Note 8 —	Leases
      The Company occupies land and buildings under lease agreements expiring on various dates through 2066. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of sales in excess of specified levels, are often required. Most leases obligate the Company to pay costs of maintenance, insurance and property taxes.
      Property under capital leases consists of the following:

	2005	2004

Buildings	$78,680	$89,043
Equipment	9,562	13,654
Less: accumulated amortization	52,182	57,802

	$36,060	$44,895

      Amortization is calculated on a straight-line basis over the respective lease term, including any option periods considered in the determination of the lease term. When determining the lease term, the Company includes option periods for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Minimum lease payments for all leases, including those in the estimated liability for closing restaurants, automobile and distribution center truck leases, and the present value of net minimum lease payments for capital leases as of January 31, 2005 are as follows:

	Capital	Operating

Fiscal Year:
2006	$11,320	$86,139
2007	10,683	80,441
2008	10,569	71,067
2009	10,391	58,876
2010	9,910	46,590
Thereafter	41,962	244,861

Total minimum lease payments	94,835	$587,974

Less: amount representing interest	37,271

Present value of minimum lease payments (interest rates primarily ranging from 8% to 14%)	57,564
Less: current portion	5,079

Capital lease obligations, excluding current portion	$52,485

      Total minimum lease payments have not been reduced for future minimum sublease rentals of $200,125 expected to be received under certain operating subleases.
      The Company has net investments in leases receivable that pertain to capital leases. Components of the net investment in leases receivable, included in other current assets and other assets, are as follows:

	2005	2004

Net minimum lease payments receivable	$1,573	$1,774
Less: unearned income	553	608

Net investment	$1,020	$1,166

      The Company has leased and subleased land and buildings to others, primarily as a result of the franchising of certain restaurants. Many of these leases provide for fixed payments with contingent rent when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Lessees generally bear the cost of maintenance, insurance and property taxes. The carrying value of assets leased to others is as follows:

	2005	2004

Land	$16,953	$18,063
Leasehold improvements	7,529	7,650
Buildings and improvements	21,183	21,876
Equipment, furniture and fixtures	2,698	4,149

	48,363	51,738
Less: accumulated depreciation and amortization	17,718	18,345

	$30,645	$33,393

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of January 31, 2005, minimum future rentals expected to be received including amounts reducing the estimated liability for closing restaurants, are as follows:

	Capital	Operating
	Leases or	Lessor
	Subleases	Leases

Fiscal Year:
2006	$270	$31,397
2007	210	27,994
2008	142	25,041
2009	142	22,448
2010	142	18,126
Thereafter	667	75,119

Total minimum future rentals	$1,573	$200,125

      Total minimum future rentals do not include contingent rentals, which may be received under certain leases.
      Aggregate rents under non-cancelable operating leases were as follows:

	2005	2004	2003

Minimum rentals	$90,820	$90,361	$84,042
Contingent rentals	5,013	4,789	4,811
Less: sublease rentals	36,444	32,251	30,844

	$59,389	$62,899	$58,009

      During fiscal 2002, the Company entered into certain sale leaseback transactions relating to restaurant properties it currently operates through which it generated net gains of $5,158. The net gains from such transactions were deferred and are being amortized as a reduction to occupancy and other operating expenses over the terms of the leases.
      Rent expense for the fiscal years ended January 31, 2005, 2004 and 2003 was $95,833, $91,325 and $88,672, respectively.
Note 9 — Long-Term Investments
      The Company has invested in other restaurant concepts in fiscal 2005, 2004 and 2003, as follows:

Santa Barbara Restaurant Group, Inc.
      Prior to its acquisition of SBRG (see Note 2), the Company held stock in SBRG through various transactions. The Company accounted for its investment in SBRG under the equity method of accounting due to shared management and directors. During March 2002, the Company acquired SBRG in a stock-for-stock transaction.

Checkers Drive-In Restaurants, Inc.
      Through a series of transactions, the Company had an investment in Checkers Drive-In Restaurants, Inc. (“Checkers”). During fiscal 2003, the Company accounted for this investment under the equity method of accounting, as its Chairman of the Board was also the Chairman of Checkers. The Company’s Chairman resigned as the Chairman of Checkers on September 28, 2001 and resigned from the Board of Directors of Checkers on May 29, 2002. Due to previously recorded impairments and equity method losses, the Company’s

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investment in Checkers was $0 as of January 31, 2002. During fiscal 2003, the Company sold 976,577 shares of Checkers common stock to fully divest its remaining interest in Checkers and reflected a gain of $9,248 in other income (expense), net in the accompanying Consolidated Statements of Operations (see Note 19).

Note 10 —	Other Assets
      Other assets as of January 31, 2005 and 2004 consist of the following:

	2005	2004

Intangible assets (see below)	$19,102	$21,687
Deferred financing costs	9,470	12,390
Net investment in lease receivables, less current portion	867	1,015
Other	2,090	2,729

	$31,529	$37,821

      As of January 31, 2005 and 2004, intangible assets with finite useful lives were primarily comprised of intangible assets obtained through the Company’s acquisition of SBRG in fiscal 2003 and its Hardee’s acquisition transactions in fiscal 1999 and 1998. Such intangible assets have amortization periods ranging from three to 20 years.
      The table below presents identifiable, definite-lived intangible assets as of January 31, 2005 and 2004:

	January 31, 2005			January 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangible Asset	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademarks	$17,171	$(2,487)	$14,684	$17,171	$(1,628)	$15,543
Franchise agreements	1,780	(258)	1,522	1,780	(169)	1,611
Favorable lease agreements	6,265	(3,369)	2,896	16,693	(12,160)	4,533

	$25,216	$(6,114)	$19,102	$35,644	$(13,957)	$21,687

      Amortization expense related to these intangible assets for fiscal 2005, 2004 and 2003 was $2,158, $2,074, and $1,840, respectively. For these assets, amortization expense is expected to be approximately $1,626 during fiscal 2006, declining to approximately $1,147 during fiscal 2010.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Other Current Liabilities
      Other current liabilities as of January 31, 2005 and 2004 consist of the following:

	2005	2004

Salaries, wages and other benefits	$31,461	$27,530
State sales taxes	7,380	15,008
Estimated liability for closing restaurants	5,261	8,593
Accrued interest	2,332	6,786
Estimated liability for property taxes	4,579	4,350
Estimated liability for litigation	4,335	3,670
Accrued utilities	3,731	2,307
Liabilities related to Timber Lodge assets held for sale	—	7,247
Estimated liability for self-insurance, current portion	15,214	14,432
Other accrued liabilities	19,065	15,496

	$93,358	$105,419

Note 12 —	Long-Term Debt and Bank Indebtedness
      Long-term debt as of January 31, 2005 and 2004 consists of the following:

	2005	2004

Borrowings under revolving portion of senior credit facility (see below)	$14,500	$—
Term loan under senior credit facility (see below)	138,651	24,062
Senior subordinated notes due 2009, interest at 9.125%	—	200,000
Convertible subordinated notes due 2023, interest at 4.00%	105,000	105,000
Convertible subordinated notes due 2004, interest at 4.25%	—	22,319
Other long-term debt	1,333	2,890

	259,484	354,271
Less: current portion	16,066	26,843

	$243,418	$327,428

      On June 2, 2004, the Company amended and restated its senior credit facility (the “Facility”) to provide for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan. The Facility is collateralized by a lien on all of the Company’s personal property assets and by certain restaurant property deeds of trust. The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments, with a balloon payment of the remaining principal balance at maturity on July 2, 2008. The Facility also requires term loan prepayments based upon an annual excess cash flow formula, as defined therein. Subject to certain conditions as defined in the Facility, the maturity of the term loan may be extended to May 1, 2010. The Company used a portion of the proceeds from the $230,000 term loan to repay the $10,137 remaining balance of the prior Facility term loan. On July 2, 2004, the Company used additional proceeds from the $230,000 term loan to redeem $200,000 of its 9.125% Senior Subordinated Notes due 2009 (“Senior Notes”) and pay the related optional redemption premium of $9,126 (which was recorded in other income (expense), net during the second quarter of fiscal 2005 (see Note 19)) and accrued interest. The Company also incurred a charge of approximately $3,068 during the second quarter of fiscal 2005 to write-off

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unamortized loan fees associated with the Senior Notes(see Note 18), which was recorded in interest expense in the accompanying Consolidated Statements of Operations.
      From the June 2, 2004, issuance of the $230,000 term loan through January 31, 2005, the Company voluntarily prepaid $90,074 of the $230,000 term loan in addition to the $1,275 regularly scheduled quarterly payments. As of January 31, 2005, the Company had borrowings outstanding under the term loan and revolving portions of the Facility of $138,651 and $14,500, respectively, outstanding letters of credit under the revolving portion of the Facility of $65,868, and availability under the revolving portion of the Facility of $69,632. Subsequent to January 31, 2005, the Company voluntarily prepaid an additional $15,500 on our term loan in addition to our regularly scheduled quarterly payment of $329, reducing the balance to $122,822.
      The terms of the Facility include certain restrictive covenants. Among other things, these covenants restrict the Company’s ability to incur debt or liens on its assets, make any significant change in its corporate structure or the nature of its business, dispose of assets in the collateral pool securing the Facility, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions. On November 4, 2004, the Company and its lenders amended the Facility, resulting in a 0.25% decrease to all borrowing rates.
      As of January 31, 2005, the applicable interest rate on the term loan was LIBOR plus 2.50%, or 4.94% per annum. For the revolving loan portion of the Facility, the applicable interest rate on $10,000 was LIBOR plus 2.50%, or 5.06%, and the applicable rate on the remaining $4,500 was Prime plus 1.25%, or 6.50%. The Company also incurs fees on outstanding letters of credit under the Facility at a rate of 2.50% per annum.
      The Facility also required the Company to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, the Company entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, the Company will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums is recognized quarterly in interest expense in the Consolidated Statements of Operations. During the year ended January 31, 2005, the Company recorded $263 of interest expense to reduce the carrying value of the interest rate cap premiums to their fair value of $108 at January 31, 2005. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure.
      Subject to the terms of the Facility, the Company may make annual capital expenditures in the amount of $45,000, plus 80% of the amount of actual EBITDA (as defined) in excess of $110,000. The Company may also carry forward any unused capital expenditure amounts to the following year. Based on these terms, the Facility permits the Company to make capital expenditures of at least $63,836 in fiscal 2006, which could increase further based on the Company’s performance versus the EBITDA formula described above.
      The Facility also permits the Company to repurchase its common stock in an amount up to approximately $62,000 as of January 31, 2005. In addition, the dollar amount of common stock that the Company may purchase is increased each year by a portion of excess cash flow (as defined) during the term of the Facility. The Board of Directors has authorized a program to allow the Company to repurchase up to $20,000 of its common stock. Based on the Board of Directors authorization and the amount of repurchase of its common stock that the Company has already made thereunder, as of January 31, 2005, the Company is permitted to make an additional repurchase of its common stock up to $14,441.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Until recently, the Facility prohibited the Company from paying cash dividends. On April 21, 2005, the Company amended the Facility to permit it to pay cash dividends on substantially the same terms as the Company has been and is permitted to repurchase shares of its common stock. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under the Company’s term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in the Company’s letter of credit fee rate. See Subsequent Events in Note 26 for further discussion.
      The Facility contains financial performance covenants, which include a minimum EBITDA requirement, a minimum fixed charge coverage ratio, and maximum leverage ratios. The Company was in compliance with these covenants and all other requirements of the Facility as of January 31, 2005.
      The full text of the contractual requirements imposed by the Facility is set forth in the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, and the amendments thereto, which the Company has filed or will file with the Securities and Exchange Commission, and in the ancillary loan documents described therein. Subject to cure periods in certain instances, the lenders under the Company’s Facility may demand repayment of borrowings prior to stated maturity upon certain events, including if the Company breaches the terms of the agreement, suffers a material adverse change, engages in a change of control transaction, suffers certain adverse legal judgments, in the event of specified events of insolvency or if the Company defaults on other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only if the Company is in default under the Facility), the Company’s 2023 Convertible Notes (described below) may also become accelerated under certain circumstances and after all cure periods have expired.
      On September 29, 2003, the Company completed an offering of $105,000 of its 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”), and used nearly all of the net proceeds of the offering to repurchase $100,000 of its then-outstanding 4.25% Convertible Subordinated Notes due 2004 (the “2004 Convertible Notes”). The 2023 Convertible Notes bear interest at 4.0% annually, are payable in semiannual installments due April 1 and October 1 each year, are unsecured general obligations of the Company, and are contractually subordinate in right of payment to certain other Company obligations, including the Facility. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require the Company to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. On October 1, 2008 and thereafter, the Company has the right to call all or a portion of the notes at 100% of the face value plus accrued interest. Under the terms of the 2023 Convertible Notes, such notes become convertible into the Company’s common stock at a conversion price of approximately $8.89 per share at any time after the Company’s common stock has a closing sale price of at least $9.78 per share, which is 110% of the conversion price per share, for at least 20 days in a period of 30 consecutive trading days ending on the last trading day of the calendar quarter. As a result of the daily closing sales price levels on the Company’s common stock during the second calendar quarter of 2004, the 2023 Convertible Notes became convertible into the Company’s common stock effective July 1, 2004, and will remain convertible throughout the remainder of their term.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt matures in fiscal years ending after January 31, 2005 as follows:

Fiscal Year:
2006	$16,066
2007	1,544
2008	1,557
2009	134,616
20010	30
Thereafter	105,671

$259,484

Note 13 —	Other Long-Term Liabilities
      Other long-term liabilities consist of the following:

	2005	2004

		(As restated)
Estimated liability for closing restaurants	$12,614	$13,732
Estimated liability for self-insurance	29,231	24,593
Other	22,529	20,234

	$64,374	$58,559

      The Company is self-insured for its primary workers’ compensation, auto, property and general liability insurance exposures not covered by its stop-loss policy. A total of $44,445 and $39,025 was accrued as of January 31, 2005 and 2004, respectively (including the long-term portions noted in the above table and the current portions included in Note 11), based upon of the present value of an independent actuarial valuation of the Company’s workers’ compensation, auto and general liability claims. See Note 1 for further discussion.

Note 14 —	Stockholders’ Equity
      On April 13, 2004, the Company’s Board of Directors authorized the purchase of up to $20,000 of the Company’s common stock from that date through April 12, 2005. During fiscal 2005, the Company repurchased 519,000 shares of common stock for $5,559, at an average price of $10.68 per share, plus trading commissions. During fiscal 2005, the Company retired and canceled all of its 2,104,000 treasury shares outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Fair Value of Financial Instruments
      The following table presents information on the Company’s financial instruments:

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$18,432	$18,432	$54,355	$54,355
Notes receivable, net of allowance for doubtful accounts	4,865	4,941	3,250	3,780
Interest rate cap agreements	108	108	—	—
Financial liabilities:
Long-term debt, including current portion	259,484	347,731	354,271	402,471
      The fair value of cash and cash equivalents approximates its carrying amount due to its short maturity. The estimated fair value of notes receivable was determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. The estimated fair value of interest rate cap agreements was based upon market quotes received from the financial institutions that are the counter parties to the agreements. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities, using market quotes for the Company’s Senior Subordinated Notes and using a combination of discounting future cash flows using rates currently available to the Company for debt with similar terms and remaining maturities and the Black-Scholes option-pricing model for the Company’s Convertible Subordinated Notes due 2023. The fair value of the Company’s Convertible Subordinated Notes due 2004 as of January 31, 2004, was assumed to be equal to its carrying value due to its short maturity.

Note 16 —	Related Party Transactions
      Certain members of the Board of Directors and the Karcher family are franchisees of the Company. These franchisees regularly pay royalties and purchase food and other products from the Company on the same terms and conditions as other franchisees.
      In fiscal 1994, the Chairman Emeritus was granted future retirement benefits for past services consisting principally of payments of $200 per year for life and supplemental health benefits, which had a net present value of $1,700 as of that date. This amount was computed using certain actuarial assumptions, including a discount rate of 7%. In fiscal 2005, this retirement benefit arrangement was amended to provide payments of $300 in calendar 2005, decreasing to $210 annually in calendar 2009 and thereafter, with $150 annual survivor benefit to the spouse of the Chairman Emeritus. The amended arrangement also includes health benefits and provision of certain administrative support. Utilizing certain actuarial assumptions, including a discount rate of 4%, and reflecting the terms of the amended arrangement, the Company recorded, through general and administrative expenses, an increase of $837 to the accrual for this obligation in the fourth quarter of fiscal 2005. A total of $1,468 and $704 remained accrued in other long-term liabilities as of January 31, 2005, and 2004, respectively. The Company anticipates funding these obligations as they become due.
      The Company leases various properties, including certain of its corporate offices, a distribution facility and three restaurants from the Chairman Emeritus. During the fiscal year ended January 31, 2004, capital leases associated with these properties expired, but the Company remained in these facilities under the terms of renewal options specified in the leases. During the option period, these leases are being accounted for as operating leases. Lease payments under these leases for fiscal 2005, 2004, and 2003 amounted to $1,756, $1,828 and $1,534, respectively. This was net of sublease rentals of $27, $142 and $142 in fiscal 2005, 2004, and 2003, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has several leases with wholly-owned subsidiaries of Fidelity National Financial, Inc. (“FNF”), of which the Chairman of the Board of the Company is also Chairman of the Board, for point-of-sale equipment, a corporate office facility, and expenses associated with the Company’s leased aircraft. The Company paid $4,468, $6,102 and $8,827 in fiscal 2005, 2004, and 2003, respectively to FNF under these lease agreements. During the second quarter of fiscal 2005, the Company paid $1,479 to FNF, representing its share of the loss upon FNF’s sale of one of the Company’s two leased aircraft.
      In fiscal 2001, the Company entered into an agreement with a wholly-owned subsidiary of FNF to assist in the disposition of surplus real estate properties and negotiate the termination of leases for closed restaurants. The affiliate is paid a fee for each property sold or each lease terminated. The Company paid this affiliate $652, $816 and $494 during fiscal 2005, 2004 and 2003, respectively.
      In July 2001, the Company’s Board of Directors approved the adoption of CKE Restaurants, Inc. Employee Stock Purchase Loan Plan and the Non-Employee Director Stock Purchase Loan Program (collectively the “Programs”). The purpose of the Programs was to provide key employees and directors with further incentive to maximize stockholder value. The Programs’ funds had to be used to make private or open market purchase of Company common stock through a broker-dealer designated by the Company. All loans were full recourse, unsecured and had a five-year term. However, they could have been forgiven at the discretion of the Compensation Committee of the Board of Directors of the Company. Interest accrued on the loans at a rate of 6.0% per annum, due at maturity. However, in the event that the stock was sold, transferred or pledged, the interest rate could have been adjusted to the prime rate plus 4%. These loans could have been prepaid anytime without penalty. As of January 31, 2002, loans had been made in the amount of $4,239 to purchase 739,900 shares of the Company common stock at an average purchase price of $5.73 per share, which included 189,900 shares of the Company’s stock from SBRG prior to the acquisition of SBRG (see Note 2), of which $0 and $2,530 was outstanding as of January 31, 2005 and 2004. These loans are classified as a reduction of stockholders’ equity in accordance with Emerging Issues Task Force 02-1 (“EITF 02-1”) Classification of Assets Received In Exchange For Equity Instruments Granted to Other Than Employees. During fiscal 2005, all remaining loans were repaid.
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
      The following restaurant sales transactions with affiliates were consummated during fiscal 2004 and 2003:

	2004		2003

	Proceeds	Gain	Proceeds	Gain

Affiliate
Relatives of member of the Board of Directors of the Company	$4,535	$645	$—	$—
Member of the Board of Directors of the Company	—	—	983	479
Note 17 — Franchise and License Operations
      Franchise arrangements generally provide for initial fees and continuing royalty payments to the Company based upon a percentage of gross sales. The Company generally charges an initial franchise fee for each new franchised restaurant that is added to its system, and in some cases, an area development fee, which

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Revenue from franchised and licensed restaurants for the fiscal years ended January 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003

Foodservice	$176,304	$155,945	$145,055
Royalties	70,857	62,067	60,200
Equipment sales	18,181	20,693	18,155
Rental income	32,157	30,047	29,087
Initial fees and other	5,109	1,739	1,218

	$302,608	$270,491	$253,715

      Operating costs and expenses for franchised and licensed restaurants for the fiscal years ended January 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003

Foodservice costs of sales	$171,363	$152,285	$141,429
Occupancy and other operating expenses	37,846	37,616	35,048
Equipment cost of sales	18,379	20,336	18,310

	$227,588	$210,237	$194,787

Note 18 —	Interest Expense
      Interest expense for the fiscal years ended January 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003

Facility	$6,310	$1,146	$631
Senior subordinated notes due 2009	7,855	18,250	18,150
Capital lease obligations	6,950	8,503	9,134
2004 Convertible subordinated notes	73	4,206	6,032
2023 Convertible subordinated notes	4,258	1,385	—
Amortization of loan fees	3,637	4,451	4,238
Write-off of unamortized loan fees, term loan	2,116	—	—
Write-off of unamortized loan fees, senior subordinated notes due 2009	3,068	—	—
Letter of credit fees and other	2,481	2,021	1,739

	$36,748	$39,962	$39,924

      See Note 12 for discussion of the write-off of unamortized loan fees.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 19 — Other Income (Expense), Net
      Other income (expense), net, for the fiscal years ended January 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003

Premium incurred upon early redemption of debt	$(9,126)	$—	$—
Interest income on notes receivable from franchisees, disposition properties and capital leases	1,784	1,147	1,267
Rental income from properties leased to third parties	2,060	655	986
Gains on the sale of Checkers stock	—	—	9,248
Gains (losses) on the repurchase of convertible subordinated notes	—	(708)	2,800
Other, net	2,320	(877)	2,127

Total other income (expense), net	$(2,962)	$217	$16,428

      During fiscal 2005, the Company recorded $431 of other income related to an insurance recovery, which is recorded as a component of “other, net” above.
      During fiscal 2004, the Company recorded $1,315 of other income related to point-of-sale equipment lease sales, which is recorded as a component of “other, net” above.
      During fiscal 2003, the Company reversed a $1,300 estimated liability established in prior periods related to certain records lost during a natural disaster, which is recorded as a component of “other, net” above.
Note 20 — Income Taxes
      Income tax expense (benefit) for the fiscal years ended January 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003

Current:
Federal	$(2,493)	$1,144	$(9,221)
State	(214)	(119)	—
Foreign	820	818	1,289

	(1,887)	1,843	(7,932)

Deferred:
Federal	214	464	678
State	81	110	161

	295	574	839

Total	$(1,592)	$2,417	$(7,093)

      The Company’s federal income tax benefit in fiscal 2005 is comprised of refundable income taxes recorded for the expected benefit from the carryback of certain deductible expenses incurred in fiscal 2001 and fiscal 2003 through 2005. The Company’s foreign income taxes are comprised primarily of taxes on foreign-sourced franchise royalty income of $5,652, $5,485 and $5,255 in fiscal 2005, 2004 and 2003, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of income tax expense (benefit) attributable to continuing operations at the federal statutory rate of 35% to the Company’s income tax expense (benefit) is as follows:

	2005	2004	2003

Income tax expense (benefit) at statutory rate	$5,975	$(16,805)	$4,243
State income taxes, net of federal income tax benefit	(86)	(1,687)	(2,975)
Tax credits	(677)	(971)	(1,874)
Impairment of goodwill	—	11,921	—
Change in accounting principle	—	—	(61,523)
Increase (decrease) in valuation allowance	(7,146)	8,776	55,081
Tax adjustments due to income tax audit	—	1,144	—
Other, net	342	39	(45)

	$(1,592)	$2,417	$(7,093)

      Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

	2005	2004

Impairment and estimated liability for closing restaurants	$25,581	$31,650
Net operating loss carryforwards	57,472	46,426
Basis difference in fixed assets	(13,076)	(656)
Goodwill and other intangibles	48,227	53,481
Reserves and allowances	37,887	27,977
Alternative minimum tax credits	11,465	10,691
General business tax credits	11,181	10,952
Foreign and state tax credits	4,839	2,829
Other	4,895	4,870

	188,471	188,220
Valuation allowance	(190,179)	(189,633)

Net deferred tax liability	$(1,708)	$(1,413)

      As of January 31, 2005, the Company has recorded a valuation allowance of $190,179, of which $3,869 relates to the benefit from the exercise of stock options and will be recorded to equity when reversed.
      As of January 31, 2005, the Company had federal net operating loss carryforwards (“NOL”) of approximately $99,608, expiring in varying amounts in the years 2014 through 2025, and state NOL carryforwards in the amount of approximately $331,754, expiring in varying amounts in the years 2006 through 2025. The Company has federal NOL carryforwards for alternative minimum tax purposes of approximately $91,142. As of January 31, 2005, the Company had alternative minimum tax credit carryforwards of $11,465, with no expiration date; general business tax credit carrryforwards of $11,181, which expire in various amounts from 2020 to 2025; and foreign tax credits of $3,598, which expire in various amounts from 2006 to 2010.
      After the Company adopted SFAS 142, the Company ceased amortizing goodwill for financial reporting purposes (even though such amortization continues for income tax reporting purposes). As a result, the reversal timing of the associated deferred tax liability has become indeterminable and may be offset only by the Company’s alternative minimum tax (“AMT”) credit carryforward, which is the Company’s only deferred tax asset which also has indeterminable reversal timing. As the Company’s AMT carryforward only permits

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company to reduce its income taxes payable down to the AMT level then in effect, the Company maintains a net deferred tax liability related to the financial versus income tax reporting difference that arises with respect to amortization of goodwill, tax effected at the current AMT rate.

Note 21 —	Segment Information (2004 and 2003 as restated)
      The Company is engaged principally in developing, operating and franchising its Carl’s Jr. and Hardee’s quick-service restaurants and its La Salsa fast-casual restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Depreciation expense is allocated to each segment based on management’s analysis of the benefits derived by that segment, which may differ from the amount of assets associated with each segment. Certain amounts that the Company does not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments). The accounting policies of the segments are the same as those described in the Significant Accounting Policies (Note 1).

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

2005
Revenue	$792,829	$673,172	$48,794	$5,086	$1,519,881
Segment operating income (loss)	61,658	5,291	(10,269)	100	56,780
Interest expense	5,071	31,510	(27)	194	36,748
Total assets	219,974	362,004	29,682	57,223	668,883
Capital expenditures	24,773	30,056	3,705	87	58,621
Goodwill	22,649	—	—	—	22,649
Depreciation and amortization	23,875	38,782	3,965	171	66,793
Income tax benefit (expense)	(498)	(73)	(2)	2,165	1,592
2004
Revenue	$725,055	$642,694	$43,933	$1,738	$1,413,420
Segment operating income (loss)	55,109	(26,336)	(37,304)	263	(8,268)
Interest expense	6,263	33,787	(81)	(7)	39,962
Total assets (as restated)	257,304	389,498	33,682	49,920	730,404
Capital expenditures	13,807	21,219	6,742	5,845	47,613
Goodwill	22,649	—	—	—	22,649
Depreciation and amortization	26,777	41,156	3,734	407	72,074
Income tax benefit (expense)	(721)	19	—	(1,715)	(2,417)
2003
Revenue	$693,692	$627,785	$39,959	$1,925	$1,363,361
Segment operating income (loss)	52,577	(16,361)	(397)	(202)	35,617
Interest expense	6,219	33,657	32	16	39,924
Total assets (as restated)	234,197	451,465	65,324	53,951	804,937
Capital expenditures	16,690	52,440	4,402	3,016	76,548
Goodwill	22,649	—	34,059	—	56,708
Depreciation and amortization	28,335	36,871	3,083	—	68,289
Income tax benefit (expense)	1,597	5,702	—	(206)	7,093

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 22 — Employee Benefit and Retirement Plans

Savings and Profit Sharing Plan
      The Company sponsors a contributory plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for eligible employees other than operations hourly employees and highly compensated employees. Participants may elect to contribute up to 25% of their annual salaries on a pre-tax basis to the 401(k) Plan. The Company’s matching contributions are determined at the discretion of the Company’s Board of Directors. For fiscal 2005, 2004 and 2003, the Company did not make matching contributions to the 401(k) Plan.

Stock Purchase Plan
      In fiscal 1995, the Board of Directors adopted, and stockholders subsequently approved in fiscal 1996, an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, up to 2,907,500 shares of the Company’s common stock through payroll deductions.
      Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salaries. The Company contributes varying amounts as specified in the ESPP. During fiscal 2005, 2004 and 2003, 132,502, 332,688 and 173,954 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $11.46, $4.04 and $5.34 per share, respectively. The Company contributed $482 or an equivalent of 42,536 shares for the year ended January 31, 2005, $470 or an equivalent of 88,647 shares for the year ended January 31, 2004 and $302 or an equivalent of 54,497 shares for the year ended January 31, 2003. As of January 31, 2005, 104,075 shares are available for purchase under the ESPP.

Stock Incentive Plans
      The Company’s 2001 stock incentive plan (“2001 plan”) was approved by the Company’s Board of Directors in September 2001. The 2001 plan has been established as a “broad based plan” as defined by the New York Stock Exchange, whereby at least a majority of the options awarded under the 2001 plan must be awarded to employees of the Company who are not executive officers or directors within the first three years of the plan’s existence. Awards granted to eligible employees under the 2001 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of the Company’s Board of Directors. Options generally have a term of 10 years from the date of grant. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. A total of 800,000 shares are available for grants of options or other awards under the 2001 plan. As of January 31, 2005, 673,871 options were outstanding under this plan with exercise prices ranging from $5.75 per share to $11.50 per share.
      The Company’s 1999 stock incentive plan (“1999 plan”) was approved by stockholders in June 1999 and amended and again approved in June 2000. Awards granted to eligible employees under the 1999 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of the Company’s Board of Directors. Options generally have a term of 10 years from the date of grant, except for five years from the date of grant in the case of incentive stock options granted to 10% or greater stockholders of the Company. Options are generally at a price equal to or greater than the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater stockholders of the Company may not be granted at less than 110% of the fair market value of the common stock on the date of grant. A total of 5,250,000 shares are available for grants of options or other awards under the amended 1999 plan, with such amount of available shares increased by 350,000 shares on the date of each annual meeting of shareholders. As of January 31, 2005, 4,362,126 options were outstanding under this plan with exercise prices ranging from $2.63 per share to $18.13 per share.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the 1999 plan, on January 3, 2001, the Company’s Chief Executive Officer and Chairman were each granted 375,000 stock options to purchase shares. These options vest as follows: the earlier of 7 years from date of grant or (i) 100,000 options vest upon the reduction below $100,000 of the aggregate outstanding balance of the Company’s Facility; (ii) 50,000 options vest upon consummation of any restructuring or refinancing of the Facility; (iii) 75,000 options vest upon the date which the closing price of the Company’s common stock has been equal to or greater than $4.00 per share on any 10 of 20 consecutive trading days; (iv) 75,000 options vest upon the date which the Company’s common stock has been equal to or greater than $6.00 per share on any 10 of 20 consecutive trading days; (v) 75,000 shares vest upon the date which the closing price of the Company’s common stock has been equal to or greater than $8.00 per share on any 10 of 20 consecutive trading days. Each of the vesting criteria was met during fiscal 2002 and all of these options are fully vested.
      The Company’s 1994 stock incentive plan expired in April 1999. Options generally had a term of five years from the date of grant for the non-employee directors and 10 years from the date of grant for employees, became exercisable at a rate of 33 1/3% per year following the grant date and were priced at the fair market value of the shares on the date of grant. A total of 6,352,500 shares were available for grants of options or other awards under this plan, of which 2,659,879 stock options were outstanding as of January 31, 2005, with exercise prices ranging from $3.79 per share to $36.65 per share.
      The Company’s 92s stock incentive plan had 2,184 options outstanding at January 31, 2005 with an average exercise price of $13.24 per share.
      In conjunction with the acquisition of SBRG, the Company assumed the options outstanding under various SBRG stock plans. As of January 31, 2005, 987,160 of those options were outstanding, with an average exercise price of $5.18 per share. The Company also assumed warrants to purchase approximately 982,000 shares of the Company’s common stock. Approximately 491,000 of the warrants are exercisable at $14.26 per share, the remaining approximately 491,000 of the warrants are exercisable at $15.28 per share. The warrants expire on May 1, 2005.
      In general, the Company’s stock incentive plans have a term of ten years and vest over a period of three years.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Transactions under all plans, including assumed warrants, are as follows:

		Weighted-Average
	Shares	Exercise Price	Exercisable

Balance, January 31, 2002	7,739,525	$11.37	5,436,230
Granted	538,000	11.09
Canceled	(638,262)	15.87
Exercised	(352,955)	3.54
Converted(1)	2,645,002	8.53

Balance, January 31, 2003	9,931,310	10.60	8,318,801
Granted	857,000	5.74
Canceled	(558,775)	13.48
Exercised	(348,003)	3.50

Balance, January 31, 2004	9,881,532	10.26	8,442,512
Granted	882,500	11.19
Canceled	(126,865)	13.84
Exercised	(969,949)	4.15

Balance, January 31, 2005	9,667,218	$10.92	8,117,498

(1)	Options and warrants assumed by CKE upon acquisition of SBRG. Under the terms of the merger agreement, each outstanding share of SBRG stock was converted into 0.491 shares of Company common stock. The purchase price was based on the average closing price of the Company’s common stock for the ten trading days ending two days prior to the completion of the acquisition and the fair value of options granted. The Company also assumed warrants to purchase approximately 982,000 shares of the Company’s common stock.
      The following table summarizes information related to stock options and warrants outstanding and exercisable at January 31, 2005:

Range of
Exercise Prices

						Options and Warrants
						Exercisable
						------------------------------)
						(000’s

			Options and Warrants Outstanding
			--------------------------------------------------)
				Weighted-	Weighted-
			and	Average	Average		Weighted-
			(000’s	Exercise Price	Remaining		Average
					Contractual Life		Exercise Price

$2.00	to	$2.99	1,631	$2.68	5.22	1,631	$2.68
3.00		4.49	1,117	3.52	4.54	1,101	3.51
4.50		6.74	1,015	5.83	7.38	493	5.88
6.75		10.12	853	8.46	2.49	828	8.45
10.13		15.18	2,406	12.60	5.66	1,419	13.55
15.19		22.77	1,686	16.67	2.14	1,686	16.67
22.78		34.16	817	25.03	2.62	817	25.03
34.17		36.65	142	36.65	3.05	142	36.65

$2.00		$36.65	9,667	$10.92	4.59	8,117	$11.23

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 23 — Supplemental Cash Flow Information

	2005	2004	2003

Cash (received) paid for interest and income taxes are as follows:
Interest	$32,099	$35,786	$36,884

Income taxes paid (refunds received)	5,482	1,925	(11,582)

Non-cash operating charges are as follows:
Write-off of deferred financing costs	5,184	111	—

Non-cash investing and financing charges are as follows:
Gain recognized on sale and leaseback transactions	305	352	358

Conversion of convertible notes	—	—	134

Issuance of stock and stock options to acquire SBRG	—	—	78,815

Note 24 — Selected Quarterly Financial Data (Unaudited)
      The following table presents summarized quarterly results:

	Quarter

	1st	2nd	3rd	4th

Fiscal 2005
Total revenue	$455,311	$353,734	$348,946	$361,890
Operating income	22,009	7,111	18,963	8,697
Income (loss) from continuing operations	10,667	(12,385)	13,311	7,069
Discontinued operations	(163)	(304)	(179)	—
Net income (loss)	10,504	(12,689)	13,132	7,069
Basic income (loss) per common share	0.18	(0.22)	0.23	0.12
Diluted income (loss) per common share(1)	0.17	(0.22)	0.20	0.12
Fiscal 2004
Total revenue	$419,553	$333,715	$334,773	$325,379
Operating income (loss)	7,608	14,458	11,304	(41,638)
Income (loss) from continuing operations	(5,590)	5,177	827	(50,844)
Discontinued operations	(2,112)	46	111	(835)
Net income (loss)	(7,702)	5,223	938	(51,679)
Basic income (loss) per common share	(0.13)	0.09	0.02	(0.90)
Diluted income (loss) per common share	(0.13)	0.09	0.02	(0.90)

(1)	The Company has retroactively applied EITF Issue 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which requires that the dilutive effect of contingent convertible debt, such as the Company’s Convertible Subordinated Notes due 2023, which were issued September 29, 2003, be included in dilutive earnings per common share regardless of whether the contingency permitting holders to convert the debt into shares has been satisfied. This requirement has changed diluted income (loss) per common share for the first quarter of fiscal 2005 to $0.17 per share from the $0.18 per share that was reported in the quarterly report on Form 10-Q/ A on December 20, 2004 for the quarter ended May 17, 2004.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable adverse weather conditions, which may affect sales volume and food costs. In addition, all quarters have 12-week accounting periods, except the first quarters of fiscal 2005 and 2004, which have 16-week accounting periods, and the fourth quarter of fiscal 2005, which has 13 weeks.

Fourth Quarter Adjustments
      During the fourth quarter of fiscal 2005, the Company recorded a reduction to the Carl’s Jr. advertising accrual of $1,322 due primarily to actual advertising production costs being below previous forecasts for fiscal 2005.
      During the fourth quarter of fiscal 2005, the Company recorded a credit to litigation expense of $1,941 upon payment and final resolution for less than the previously estimated and accrued amount for three purported class action lawsuits that alleged violations of California wage and hour laws. The Company also recorded charges to litigation expense of (i) $575 upon settlement of a breach of lease agreement matter for greater than the previously estimated and accrued amount and (ii) $500 to increase its accrual for another legal matter to its currently estimated cost to resolve.
      During the fourth quarter of fiscal 2005, the Company incurred a charge of $837 related to changes in the retirement agreement of the Company’s founder.
      During the fourth quarter of fiscal 2005, the Company recorded a $253 charge for the fiscal 2003 through fiscal 2005 impact of an accounting correction regarding the application of FTB 85-3. See Restatement of Previously Issued Financial Statements in Note 1 for further discussion.
Note 25 — Commitments and Contingent Liabilities
      In prior years, as part of its refranchising program, the Company sold restaurants to franchisees. In some cases, these restaurants were on leased sites. The Company entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. The Company accounts for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchising expense. As of January 31, 2005, the present value of the lease obligations under the remaining master leases’ primary terms is $132,353. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to the Company. The present value of the exposure to the Company from franchisees characterized as under financial hardship is $23,904, net of $1,380 of accruals within the Company’s closed store reserves included in other current liabilities and other long-term liabilities within the accompanying Consolidated Balance Sheets as of January 31, 2005.
      Pursuant to the Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 12). Several standby letters of credit are outstanding under this sub-facility, which secure the Company’s potential workers’ compensation obligations and general, auto and health liability obligations. The Company is required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on its existing claims experience. As of January 31, 2005, the Company had outstanding letters of credit of $65,868 under the revolving portion of the Facility.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s standby letter of credit agreements with various banks expire as follows:

February 2005	$13,816
March 2005	27,107
April 2005	50
July 2005	10,073
November 2005	14,269
December 2005	553

$65,868

      As of January 31, 2005, the Company had unconditional purchase obligations in the amount of $55,123, which include contracts for goods and services primarily related to restaurant operations.
      The Company has employment agreements with certain key executives (the “Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If the Agreements were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, a pro-rata portion of the bonus in effect for the year in which the termination occurs. Additionally, all options granted to the affected executives which have not vested as of the date of termination would vest immediately. The Agreements have terms of three years. If all of these Agreements had been triggered as of January 31, 2005, the Company would have made payments of approximately $6,833.
      The Company is, from time to time, the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company is also, at times, the subject of complaints or allegations from employees, former employees and franchisees. On October 3, 2001, an action was filed by Adam Huizar and Michael Bolden, individually and on behalf of all others similarly situated, in the Superior Court of the State of California, Los Angeles County, seeking class action status and alleging violations of California wage and hour laws. Similar actions were filed by Mary Jane Amberson and James Bolin, individually and on behalf of others similarly situated, in the Superior Court of the State of California, Los Angeles County, on April 5, 2002 and November 26, 2002, respectively. The complaints alleged that salaried restaurant management personnel at the Company’s Carl’s Jr. restaurants in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. The complaints sought damages in an unspecified amount, injunctive relief, prejudgment interest, costs and attorneys’ fees. During the quarter ended August 9, 2004, the Company announced that it had reached a preliminary agreement, subject to court approval, to settle these three lawsuits and fully resolve all complaints contained therein. The court approved settlement on December 15, 2004, and the Company paid $7,059 on or about December 27, 2004, to cover claims by eligible class members, plaintiff attorneys’ fees and costs, payments to the named plaintiffs, and costs of a third-party administrator.
      As of January 31, 2005, the Company had recorded an accrued liability for contingencies related to litigation in the amount of $4,335, which relates to certain employment, real estate or other business disputes. Certain of the matters for which the Company maintains an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of January 31, 2005, the Company estimated the liability for those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that the Company believes are reasonably possible to result in an adverse outcome, to be in the range of $235 to $470.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For several years, the Company offered a program whereby it guaranteed the loan obligations of certain franchisees to independent lending institutions. Franchisees have used the proceeds from such loans to acquire certain equipment and pay the costs of remodeling Carl’s Jr. restaurants. In the event a franchisee defaults under the terms of a program loan, the Company is obligated, within 15 days following written demand by the lending institution, to purchase such loan or assume the franchisee’s obligation thereunder by executing an assumption agreement and seeking a replacement franchisee for the franchisee in default. By purchasing such loan, the Company may seek recovery against the defaulting franchisee. As of January 31, 2005, the principal outstanding under program loans guaranteed by the Company totaled approximately $1,600, with maturity dates ranging from 2005 through 2009. As of January 31, 2005, the Company had no accrued liability for expected losses under this program and was not aware of any outstanding loans being in default.
      The Company also guarantees an obligation of a former subsidiary to a related party lending institution associated with an equipment leasing transaction. As of January 31, 2005, the remaining amount due to the lender under the equipment lease is approximately $90. The Company maintains an accrual for the estimated fair value of its guarantee, which is equal to 50% of the remaining obligation.
Note 26 — Subsequent Events
      Until recently, the Company’s Facility prohibited the Company from paying cash dividends. On April 21, 2005, the Company amended its Facility to permit it to pay cash dividends on substantially the same terms as the Company has been and is permitted to repurchase shares of its common stock. In April 2005, the Company announced that its Board of Directors declared a cash dividend of $0.04 per share of its common stock to be paid on June 13, 2005, to the Company’s stockholders of record on May 23, 2005, and further announced its intention to pay a regular quarterly cash dividend. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under the Company’s term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in the Company’s letter of credit fee rate.

EXHIBIT INDEX

Exhibits		Description

3	-1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3-1 to the Company’s Form S-4 Registration Statement Number 333-05305.
3	-2	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on December 9, 1997, filed as Exhibit 3-2 to the Company’s Form 10-K Annual Report for the fiscal year ended January 26, 1998, and is hereby incorporated by reference.
3	-3	Bylaws of the Company, incorporated herein by reference to Exhibit 3-2 to the Company’s Form S-4 Registration Statement Number 333-05305.
3	-4	Certificate of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report of Form 10-K for the fiscal year ended January 26, 2004.
4	-6	Indenture, dated as of September 29, 2003, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.
4	-7	Form of Notes (included in Exhibit 4-6).
4	-8	Registration Rights Agreement, dated as of September 29, 2003, by and among the Company and Citigroup Global Markets, Inc., for itself and the other initial purchasers, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.
10	-1	Carl Karcher Enterprises, Inc. Profit Sharing Plan, as amended, filed as Exhibit 10-21 to the Company’s Registration Statement on Form S-1, file No. 2-73695, and is hereby incorporated by reference.(1)
10	-4	CKE Restaurants, Inc. 1994 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 4-1 to the Company’s Form S-8 Registration Statement Number 333-12399.(1)
10	-5	CKE Restaurants, Inc. 1999 Stock Incentive Plan, incorporated herein by reference to Exhibit 4-1 to the Company’s Form S-8 Registration Statement Number 333-83601.(1)
10	-6	CKE Restaurants, Inc. 1994 Employee Stock Purchase Plan, as amended, filed as Exhibit 10-22 to the Company’s Annual Report on Form 10-K for fiscal year ended January 27, 1997, and is hereby incorporated by reference.(1)
10	-7	Employment Agreement dated January 1, 1994, by and between Carl Karcher Enterprises, Inc. and Carl N. Karcher, filed as Exhibit 10-89 to the Company’s Annual Report on Form 10-K for fiscal year ended January 31, 1994, and is hereby incorporated by reference.(1)
10	-8	First Amendment to Employment Agreement dated November 1, 1997, by and between Carl N. Karcher and Carl Karcher Enterprises, Inc., filed as Exhibit 10-8 to the Company’s Annual Report on Form 10-K for fiscal year ended January 26, 1998, and is hereby incorporated by reference.(1)
10	-15	Employment Agreement dated as of April 9, 1999, by and between the Company and John J. Dunion, filed as Exhibit 10-7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 17, 1999, and is hereby incorporated by reference.(1)
10	-19	First Amendment to Settlement and Development Agreement by and between Carl Karcher Enterprises, Inc., CKE Restaurants, Inc. and GB Foods Corporation dated as of February 20, 1997, filed as Exhibit 10-31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 1997, and is hereby incorporated by reference.
10	-48	CKE Restaurants, Inc. 2001 Stock Incentive Plan, Incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement Number 333-76884.(1)
10	-50	Director Fee Agreement, effective as of April 1, 2003, by and between the Company and William P. Foley, II, filed as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.(1)
10	-51	Distribution Service Agreement, dated as of November 7, 2003, by and between La Salsa, Inc. and McCabe’s Quality Foods, filed as Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.
10	-53	Employment Agreement, effective as of January 27, 2004, by and between the Company and Theodore Abajian, incorporated herein by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.(1)

Exhibits		Description

10	-54	Second Amendment to Employment Agreement, effective as of January 1, 2004, by and between the Company and Carl N. Karcher, incorporated herein by reference to the like-numbered exhibit to the Company’s annual Report on Form 10-K for the fiscal year ended January 26, 2004.(1)
10	-55	Employment Agreement, effective as of April 4, 2004, by and between the Company and Andrew F. Puzder, incorporated herein by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.(1)
10	-56	Employment Agreement, effective as of January 27, 2004, by and between the Company and E. Michael Murphy, incorporated herein by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.(1)
10	-57	Employment Agreement, effective as of January 27, 2004, by and between the Company and Brad R. Haley, incorporated herein by reference to the like-numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 17, 2004.(1)
10	-58	Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago Branch (as successor in interest to Paribas), as Agent, incorporated herein by reference to the like-numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 17, 2004.
10	-59	Amendment No. 1 to Sixth Amended and Restated Credit Agreement, dated as of November 4, 2004, by and among the Company, BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as agent, and the lenders party to the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, by and among those parties, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2004.
10	-60	Amendment to Employment Agreement between the Company and Andrew F. Puzder, effective as of February 1, 2005.(1)
10	-61	Amendment No. 2 to Sixth Amended and Restated Credit Agreement, dated as of April 21, 2005, by and among the Company, BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as agent, and the lenders party to the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, by and among those parties, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2004.
12	-1	Computation of Ratios.
14	-1	CKE Restaurants, Inc. Code of Ethics for CEO and Senior Financial Officers, as approved by the Company’s Board of Directors on March 3, 2004, incorporated herein by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.
21	-1	Subsidiaries of Company.
23	-1	Consent of independent registered public accounting firm.
31	-1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	-2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	-1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	-2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules or exhibits omitted. The Company shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(1)	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.