Form 10-K/A
period 2005-01-31
CKE RESTAURANTS INC
filed 2005-04-29
CIK 919628

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Incorporation or organization)

6307 Carpinteria Ave., Ste. A, Carpinteria, California 93013
(Address of principal executive offices)

(805) 745-7500
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

EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, is being filed to replace the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 thereto with the Consent of Independent Registered Public Accounting Firm attached hereto. The previously filed consent omitted reference to management’s assessment of the effectiveness of internal control over financial reporting as of January 31, 2005 and the effectiveness of internal control over financial reporting as of January 31, 2005, which reports appear in the original filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended January 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE RESTAURANTS, INC.

April 29, 2005	By:	/s/ Theodore Abajian

Theodore Abajian
Executive Vice President and Chief Financial Officer

3

EXHIBIT INDEX

Exhibits		Description

23	-1	Consent of independent registered public accounting firm.
31	-1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	-2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	-1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	-2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4