Form 10-Q
period 2005-05-23
CKE RESTAURANTS INC
filed 2005-06-27
CIK 919628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 23, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of June 15, 2005, 59,471,509 shares of the Registrant’s Common Stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par values)
(Unaudited)

	May 23, 2005	January 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$20,023	$18,432
Accounts receivable, net of allowance for doubtful accounts of $2,002 as of May 23, 2005 and $2,542 as of January 31, 2005	32,751	31,199
Related party trade receivables	5,124	6,760
Inventories, net	21,581	19,297
Prepaid expenses	15,871	13,056
Assets held for sale	339	1,058
Advertising fund assets, restricted	22,064	21,951
Other current assets	2,390	2,278

Total current assets	120,143	114,031
Notes receivable, net of allowance for doubtful accounts of $6,806 as of May 23, 2005 and $7,081 as of January 31, 2005	3,232	3,328
Property and equipment, net of accumulated depreciation of $420,357 as of May 23, 2005 and $413,021 as of January 31, 2005	464,792	461,286
Property under capital leases, net of accumulated depreciation of $53,511 as of May 23, 2005 and $52,182 as of January 31, 2005	34,240	36,060
Goodwill	22,649	22,649
Other assets, net	29,563	31,529

Total assets	$674,619	$668,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of bank indebtedness and other long-term debt	$9,109	$16,066
Current portion of capital lease obligations	4,969	5,079
Accounts payable	60,269	52,484
Advertising fund liabilities	22,064	21,951
Other current liabilities	94,798	93,358

Total current liabilities	191,209	188,938
Bank indebtedness and other long-term debt, less current portion	122,531	138,418
Convertible subordinated notes due 2023	105,000	105,000
Capital lease obligations, less current portion	51,362	52,485
Other long-term liabilities	65,266	64,374

Total liabilities	535,368	549,215

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 59,349,000 shares issued and outstanding at May 23, 2005; 58,082,000 shares issued and outstanding at January 31, 2005	594	581
Additional paid-in capital	459,323	453,391
Accumulated deficit	(320,666)	(334,304)

Total stockholders’ equity	139,251	119,668

Total liabilities and stockholders’ equity	$674,619	$668,883

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	May 23, 2005	May 17, 2004
Revenue:
Company-operated restaurants	$371,488	$365,871
Franchised and licensed restaurants and other	94,421	89,440

Total revenue	465,909	455,311

Operating costs and expenses:
Restaurant operations:
Food and packaging	108,015	105,724
Payroll and other employee benefits	113,210	112,595
Occupancy and other	85,181	81,255

	306,406	299,574
Franchised and licensed restaurants and other	72,833	66,991
Advertising	22,991	22,264
General and administrative	39,971	37,656
Facility action charges, net	560	6,817

Total operating costs and expenses	442,761	433,302

Operating income	23,148	22,009
Interest expense	(7,373)	(11,720)
Other income, net	863	729

Income before income taxes and discontinued operations	16,638	11,018
Income tax expense	639	351

Income from continuing operations	15,999	10,667
Loss from operations of discontinued segment (net of income tax expense of $0)	—	(163)

Net income	$15,999	$10,504

Basic income per common share:
Continuing operations	$0.27	$0.18
Discontinued operations	—	—

Net income	$0.27	$0.18

Diluted income per common share:
Continuing operations	$0.24	$0.17
Discontinued operations	—	—

Net income	$0.24	$0.17

Weighted-average common shares outstanding:
Basic	58,696	57,605
Dilutive effect of stock options, warrants and convertible notes	14,997	13,581

Diluted	73,693	71,186

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)
(Unaudited)

	Sixteen Weeks Ended May 23, 2005
	Common Stock
	Number of		Additional		Total
	Shares		Paid-In	Accumulated	Stockholders’
	Issued	Amount	Capital	Deficit	Equity
Balance at January 31, 2005	58,082	$581	$453,391	$(334,304)	$119,668

Cash dividends declared ($0.04 per share)	—	—	—	(2,361)	(2,361)

Exercise of stock options and warrants	1,267	13	5,932	—	5,945

Net income	—	—	—	15,999	15,999

Balance at May 23, 2005	59,349	$594	$459,323	$(320,666)	$139,251

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	May 23, 2005	May 17, 2004
Cash flow from operating activities:
Net income	$15,999	$10,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,605	21,046
Amortization of loan fees	1,090	1,042
Recovery of losses on accounts and notes receivable	(386)	(242)
Loss on sale of property and equipment, capital leases and extinguishment of debts	1,057	1,284
Facility action charges, net	560	6,817
Deferred income taxes	50	82
Other non-cash charges (credits)	(86)	33
Change in estimated liability for closing restaurants and estimated liability for self-insurance	138	(3,508)
Net change in refundable income taxes	261	4
Net change in accounts receivable, inventories, prepaid expenses and other current assets	(5,388)	9,991
Net change in accounts payable and other current and long-term liabilities	5,786	197
Loss from operations of discontinued segment	—	163
Net cash provided to discontinued segment	—	28

Net cash provided by operating activities	39,686	47,441

Cash flow from investing activities:
Purchases of property and equipment	(25,221)	(16,384)
Proceeds from sale of property and equipment	3,961	6,624
Collections on notes receivable	483	702
Increase in cash upon consolidation of variable interest entity	—	100
Net change in other assets	111	111

Net cash used in investing activities	(20,666)	(8,847)

Cash flow from financing activities:
Net change in bank overdraft	1,146	(8,744)
Borrowings under revolving credit facility	49,500	—
Repayments of borrowings under revolving credit facility	(56,500)	—
Repayment of credit facility term loan	(15,829)	(13,926)
Repayment of convertible subordinated notes due 2004	—	(22,319)
Repayment of other long-term debt	(69)	(88)
Borrowing by consolidated variable interest entity	54	—
Repayments of capital lease obligations	(1,576)	(2,561)
Collections on officer and non-employee director notes receivable	—	39
Payment of deferred loan fees	(100)	(12)
Repurchase of common stock	—	(3,354)
Proceeds from exercise of stock options and warrants	5,945	756

Net cash used in financing activities	(17,429)	(50,209)

Net increase (decrease) in cash and cash equivalents	1,591	(11,615)
Cash and cash equivalents at beginning of period	18,432	54,355

Cash and cash equivalents at end of period	$20,023	$42,740

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$(7,061)	$(14,949)

Income taxes, net of refunds received	$(561)	$(2,963)

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$119	$107

Consolidation of advertising funds assets and liabilities	$113	$19,438

Declaration of dividend	$2,361	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE (1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, La Salsa Fresh Mexican Grill® (“La Salsa”) and The Green Burrito® (“Green Burrito”) concepts. References to CKE or the Company throughout these Notes to Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”

     Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. La Salsa restaurants are primarily located in California. Green Burrito restaurants are located in California, primarily in dual-brand Carl’s Jr. restaurants. As of May 23, 2005, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Green Burrito	Total
Company-operated	428	676	61	1	1,166
Franchised and licensed	592	1,353	39	15	1,999

Total	1,020	2,029	100	16	3,165

     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE and our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of results for the full year or for any future period.

     For clarity of presentation, we generally label all fiscal year ends as fiscal year ended January 31.

     Prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.

Consolidation of Variable Interest Entities

     In accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46, Consolidation of Variable Interest Entities – an interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46R”), which we adopted on May 17, 2004, we consolidate certain variable interest entities (“VIEs”) within our Condensed Consolidated Financial Statements as of May 23, 2005, and January 31, 2005, based on our determination that we are the primary beneficiaries of such VIEs.

     We consolidate one franchise entity that operates six Hardee’s restaurants. We sublease to this franchise entity all of its six operating locations and a substantial portion of its operating equipment. Because the principals did not invest a significant amount of equity, the legal entity within which this franchise operates is considered to be inadequately capitalized and, as a result, is a VIE. We determined we are the primary beneficiary of this VIE. The assets and liabilities of this entity are included in the accompanying Condensed Consolidated Balance Sheets as of May 23, 2005, and January 31, 2005, and are not significant. The operating results of this franchise entity are included within the accompanying Condensed Consolidated Statement of Operations for the fiscal quarter ended May 23, 2005, and are not significant. The minority interest in the income of this franchise entity is classified in other income, net, in the accompanying Condensed Consolidated Statement of Operations for the fiscal quarter ended May 23, 2005, and in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of May 23, 2005, and also is not significant. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of this franchise entity. None of our assets serve as collateral for the creditors of this franchisee or any of our other franchisees.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     We also consolidate the Hardee’s cooperative advertising funds, which consist of the Hardee’s National Advertising Fund (“HNAF”) and approximately 85 local advertising cooperative funds (“Co-op Funds”) because we have determined we are the primary beneficiaries of these funds. We have included $22,064 of advertising fund assets, restricted, and advertising fund liabilities in the accompanying Condensed Consolidated Balance Sheets as of May 23, 2005 and January 31, 2005.

Stock-Based Compensation

     At January 31, 2005, we had several stock-based employee compensation plans in effect, which are described more fully in Note 22 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related FASB interpretations. No stock-based employee compensation cost is reflected in net income for options granted under these plans, as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair-value method for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Disclosures required by this standard are included below.

     For purposes of the following pro forma disclosures required by SFAS 148 and SFAS 123, the fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, the risk-free rate and the expected term of the option. Because our stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of our employee stock options.

     No options were granted in the sixteen weeks ended May 23, 2005. The assumptions used for grants in the sixteen weeks ended May 17, 2004, are as follows:

Annual dividends	$—
Expected volatility	73.2%
Risk-free interest rate (matched to the expected term of the outstanding option)	3.83%
Expected life of all options outstanding (years)	5.5
Weighted-average fair value of each option granted	$5.65

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     The assumptions used to determine the fair value of each option granted are highly subjective. Changes in the assumptions used would affect the fair value of the options granted in the sixteen weeks ended May 17, 2004, as follows:

Increase (Decrease) in
Change in Assumption	Fair Value of Options Granted
10% increase in expected volatility	$0.48
1% increase in risk-free interest rate	0.09
1 year increase in expected life of all options outstanding	0.37
10% decrease in expected volatility	(0.53)
1% decrease in risk-free interest rate	(0.09)
1 year decrease in expected life of all options outstanding	(0.44)

     The following tables reconcile reported net income to pro forma net income assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123:

	Sixteen Weeks Ended
	May 23, 2005	May 17, 2004
Net income, as reported	$15,999	$10,504
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,508)	(1,114)

Net income — pro forma	$14,491	$9,390

Net income per common share:
Basic — as reported	$0.27	$0.18
Basic — pro forma	0.25	0.16
Diluted — as reported	0.24	0.17
Diluted — pro forma	0.22	0.15

NOTE (2) ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     In December 2004, the FASB issued SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, supersedes APB 25 and related interpretations and amends SFAS 95, Statement of Cash Flows. The provisions of SFAS 123R are similar to those of SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g. Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.

     We will be required to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS 123R. Under the modified-prospective-transition method, compensation cost would be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As we previously adopted only the pro forma disclosure provisions of SFAS 123, under this method we would recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123. Under the modified-retrospective-transition method, compensation cost

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

would be recognized in a manner consistent with the modified-prospective-transition method; however, prior period financial statements would also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS 123. The restatement provisions can be applied to either (i) all periods presented or (ii) to the beginning of the fiscal year in which SFAS 123R is adopted.

     SFAS 123R is effective at the beginning of the first annual period beginning after June 15, 2005 (fiscal 2007 for us) and early adoption is encouraged. We will evaluate the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, we will determine the transition method to use and the timing of adoption. We do not currently anticipate that the impact on net income on a full year basis of the adoption of SFAS 123R will be significantly different from the historical pro forma impacts as disclosed in accordance with SFAS 123.

NOTE (3) ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     In October 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination (“EITF 04-1”). EITF 04-1 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-1 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-1 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable to market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.

     EITF 04-1 was effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004 (our fiscal quarter beginning November 2, 2004). EITF 04-1 applies to acquisitions of restaurants we may make from our franchisees or licensees. We currently attempt to have our franchisees or licensees enter into standard franchise or license agreements for the applicable brand and/or market when renewing or entering into a new agreement. However, in certain instances franchisees or licensees have existing agreements that possess terms, including royalty rates, that differ from our current standard agreements for the applicable brand and/or market. If in the future we were to acquire a franchisee or licensee with such an existing agreement, we would be required to record a settlement gain or loss at the date of acquisition. The amount and timing of any such gains or losses we might record is dependent upon which franchisees or licensees we might acquire and when they are acquired. Accordingly, any impact cannot be currently determined.

NOTE (4) INTANGIBLE ASSETS

     The table below presents identifiable, definite-lived intangible assets as of May 23, 2005, and January 31, 2005:

	May 23, 2005			January 31, 2005
	Gross		Net	Gross		Net
Intangible	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	$17,171	$(2,770)	$14,401	$17,171	$(2,487)	$14,684
Franchise agreements	1,780	(266)	1,514	1,780	(258)	1,522
Favorable lease agreements	5,861	(3,179)	2,682	6,265	(3,369)	2,896

	$24,812	$(6,215)	$18,597	$25,216	$(6,114)	$19,102

     Amortization expense related to identifiable definite-lived intangible assets was $494 and $733 for the sixteen week periods ended May 23, 2005, and May 17, 2004, respectively. These intangible assets are amortized over

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

periods of six to 20 years and are included in other assets, net in the accompanying Condensed Consolidated Balance Sheets.

NOTE (5) INDEBTEDNESS AND INTEREST EXPENSE

     On June 2, 2004, we amended and restated our senior credit facility (the “Facility”) to provide for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan. The Facility is collateralized by a lien on all of our personal property assets and by certain restaurant property deeds of trust. The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments, with a balloon payment of the remaining principal balance at maturity on July 2, 2008. The Facility also requires term loan prepayments based upon an annual excess cash flow formula, as defined therein. Subject to certain conditions as defined in the Facility, the maturity of the term loan may be extended to May 1, 2010. We used a portion of the proceeds from the $230,000 term loan to repay the $10,137 remaining balance of the prior Facility term loan. On July 2, 2004, we used additional proceeds from the $230,000 term loan to redeem $200,000 of our 9.125% Senior Subordinated Notes due 2009 (“Senior Notes”).

     During the sixteen weeks ended May 23, 2005, we voluntarily prepaid $15,500 of the $230,000 term loan, in addition to the $329 regularly scheduled quarterly payment. As of May 23, 2005, we had (i) borrowings outstanding under the term loan and revolving portions of the Facility of $122,822 and $7,500, respectively, (ii) outstanding letters of credit under the revolving portion of the Facility of $62,728, and (iii) availability under the revolving portion of the Facility of $79,772.

     The terms of the Facility include certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt or liens on our assets, make any significant change in our corporate structure or the nature of our business, dispose of assets in the collateral pool securing the Facility, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions. The Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties.

     As of May 23, 2005, the applicable interest rate on the term loan was LIBOR plus 2.00%, or 5.125%, per annum. For the revolving loan portion of the Facility, the applicable interest rate on $2,500 was LIBOR plus 2.25%, or 5.31%, per annum and the applicable rate on the remaining $5,000 was Prime plus 1.00%, or 7.00%, per annum. We also incur fees on outstanding letters of credit under the Facility at a rate of 2.25% per annum.

     The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums is recognized quarterly in interest expense in the Condensed Consolidated Statements of Operations. During the quarter ended May 23, 2005, we recorded $47 of interest expense to reduce the carrying value of the interest rate cap premiums to their fair value of $61 at May 23, 2005. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     The Facility also permits us to repurchase our common stock in an amount up to approximately $68,000 as of May 23, 2005. In addition, the dollar amount of common stock that we may purchase is increased each year by a portion of excess cash flow (as defined) during the term of the Facility. Our Board of Directors has authorized a program to allow us to repurchase up to $20,000 of our common stock. Based on the Board of Directors authorization and the amount of repurchase of our common stock that we have already made thereunder, as of May 23, 2005, we are permitted to make additional repurchases of our common stock up to $14,441.

     Until recently, the Facility prohibited us from paying cash dividends. On April 21, 2005, we amended the Facility to permit us to pay cash dividends on substantially the same terms as we have been and are permitted to repurchase shares of our common stock. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under our term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in our letter of credit fee rate. On April 25, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock, or a total of $2,361, which was paid on June 13, 2005, to our stockholders of record on May 23, 2005, and we further announced our intention to pay a regular quarterly cash dividend.

     The Facility contains financial performance covenants, which include a minimum EBITDA requirement, a minimum fixed charge coverage ratio, and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of May 23, 2005.

     The full text of the contractual requirements imposed by the Facility is set forth in the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, and the amendments thereto, which we have filed with the Securities and Exchange Commission, and in the ancillary loan documents described therein. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default on other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only if we are in default under the Facility), the Company’s 2023 Convertible Notes (described below) may also become accelerated under certain circumstances and after all cure periods have expired.

     On September 29, 2003, we completed an offering of $105,000 of our 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”), and used nearly all of the net proceeds of the offering to repurchase $100,000 of our then-outstanding 4.25% Convertible Subordinated Notes due 2004 (the “2004 Convertible Notes”). The 2023 Convertible Notes bear interest at 4.0% annually, payable in semiannual installments due April 1 and October 1 each year, are unsecured general obligations of ours, and are contractually subordinate in right of payment to certain other of our obligations, including the Facility. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. Under the terms of the 2023 Convertible Notes, such notes become convertible into our common stock at a conversion price of approximately $8.89 per share at any time after our common stock has a closing sale price of at least $9.78 per share, which is 110% of the conversion price per share, for at least 20 days in a period of 30 consecutive trading days ending on the last trading day of a calendar quarter. As a result of the daily closing sales price levels on our common stock during the second calendar quarter of 2004, the 2023 Convertible Notes became convertible into our common stock effective July 1, 2004, and will remain convertible throughout the remainder of their term.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     Interest expense consisted of the following:

	Sixteen Weeks Ended
	May 23, 2005	May 17, 2004
Facility	$2,401	$426
Senior subordinated notes due 2009	—	5,615
Capital lease obligations	1,931	2,204
2004 Convertible Notes	—	73
2023 Convertible Notes	1,292	1,292
Amortization of loan fees	1,090	1,042
Write-off of unamortized loan fees upon term loan prepayments	225	393
Letter of credit fees and other	434	675

	$7,373	$11,720

NOTE (6) FACILITY ACTION CHARGES, NET

     The following transactions have been recorded in the accompanying Condensed Consolidated Statements of Operations as facility action charges, net:

(i)	impairment of long-lived assets for under-performing restaurants;

(ii)	store closure costs;

(iii)	gains (losses) on the sale of restaurants; and

(iv)	amortization of discount related to estimated liability for closing restaurants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     The components of facility action charges, net, are as follows:

	Sixteen Weeks Ended
	May 23, 2005	May 17, 2004
Hardee’s
New decisions regarding closing restaurants	$177	$4,078
(Favorable) unfavorable dispositions of leased and fee surplus properties, net	(199)	154
Impairment of assets to be disposed of	8	61
Impairment of assets to be held and used	104	770
Gain on sales of restaurants and surplus properties, net	(199)	(1,035)
Amortization of discount related to estimated liability for closing restaurants	256	336

	147	4,364

Carl’s Jr.
(Favorable) unfavorable dispositions of leased and fee surplus properties, net	76	(24)
Impairment of assets to be held and used	381	1,426
Gain on sales of restaurants and surplus properties, net	(506)	(315)
Amortization of discount related to estimated liability for closing restaurants	73	115

	24	1,202

La Salsa and Other
New decisions regarding closing restaurants	157	800
Unfavorable dispositions of leased and fee surplus properties, net	68	39
Impairment of assets to be held and used	75	405
Loss on sales of restaurants and surplus properties, net	83	6
Amortization of discount related to estimated liability for closing restaurants	6	1

	389	1,251

Total
New decisions regarding closing restaurants	334	4,878
(Favorable) unfavorable dispositions of leased and fee surplus properties, net	(55)	169
Impairment of assets to be disposed of	8	61
Impairment of assets to be held and used	560	2,601
Gain on sales of restaurants and surplus properties, net	(622)	(1,344)
Amortization of discount related to estimated liability for closing restaurants	335	452

	$560	$6,817

     The following table summarizes the activity in the estimated liability for closing restaurants:

			La Salsa
	Hardee’s	Carl’s Jr.	and Other	Total
Balance at January 31, 2005	$13,075	$4,214	$586	$17,875
New decisions regarding closing restaurants	177	—	157	334
Usage	(1,281)	(564)	(239)	(2,084)
(Favorable) unfavorable dispositions of leased and fee surplus properties, net	(199)	76	68	(55)
Amortization of discount	256	73	6	335

Balance at May 23, 2005	12,028	3,799	578	16,405
Less current portion, included in other current liabilities	3,876	1,115	227	5,218

Long-term portion, included in other long-term liabilities	$8,152	$2,684	$351	$11,187

NOTE (7) INCOME PER SHARE

     We present “basic” and “diluted” income per share. Basic income per share represents net income divided by weighted-average shares outstanding. Diluted income per share represents net income divided by weighted-average shares outstanding, including all potentially dilutive securities and excluding all potentially anti-dilutive securities.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

     The dilutive effect of stock options and warrants is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, including tax benefits therefrom, are assumed to be used to purchase our common stock at the average market price during the period. The dilutive effect of convertible debt is determined using the “if-converted” method, whereby interest charges and amortization of debt issuance costs, net of taxes, applicable to the convertible debt are added back to income and the convertible debt is assumed to have been converted at the beginning of the reporting period, with the resulting common shares being included in weighted-average shares.

     In conjunction with the acquisition of Santa Barbara Restaurant Group (“SBRG”), we assumed the options outstanding under various SBRG stock plans. We also assumed warrants to purchase approximately 982,000 shares of the Company’s common stock. Approximately 491,000 of the warrants were exercisable at $14.26 per share, the remaining approximately 491,000 of the warrants were exercisable at $15.28 per share. During the sixteen weeks ended May 23, 2005, approximately 86,000 warrants were exercised. The remaining warrants expired on May 1, 2005.

     The table below presents the computation of basic and diluted earnings per share for the sixteen-week periods ended May 23, 2005, and May 17, 2004.

	Sixteen Weeks Ended
	May 23, 2005	May 17, 2004
	(in thousands, except per share amounts)
Net income for computation of basic earnings per share	$15,999	$10,504
Weighted average shares for computation of basic earnings per share	58,696	57,605
Basic net income per share	$0.27	$0.18

Net income for computation of basic earnings per share	$15,999	$10,504
Add: Interest and amortization costs for Convertible Notes due 2023	1,500	1,542

Net income for computation of diluted earnings per share	$17,499	$12,046

Weighted average shares for computation of basic earnings per share	58,696	57,605
Dilutive effect of 2023 Convertible Notes	11,811	11,811
Dilutive effect of stock options and warrants	3,186	1,770

Weighted average shares for computation of diluted earnings per share	73,693	71,186
Diluted net income per share	$0.24	$0.17

     The following table presents the number of potentially dilutive shares, in thousands, of our common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive:

	Sixteen Weeks Ended
	May 23, 2005	May 17, 2004
Stock Options	2,151	3,654
Warrants	—	982

NOTE (8) SEGMENT INFORMATION

     We are principally engaged in developing, operating and franchising our Carl’s Jr. and Hardee’s quick-service restaurants and La Salsa fast-casual restaurants, each of which is considered an operating segment that is managed and evaluated separately. We evaluate the performance of our segments and allocate resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to the Facility, Senior Notes, 2004 Convertible Notes and 2023 Convertible Notes has been allocated to Hardee’s based on the use of funds. Certain amounts that we do not believe would be proper to allocate to the operating segments are included in Other (i.e., gains or losses on sales of long-term investments and the operating results of consolidated variable interest entities). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005).

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Sixteen Weeks Ended May 23, 2005
Revenue	$246,039	$203,146	$15,132	$1,592	$465,909
Operating income (loss)	21,265	4,168	(2,233)	(52)	23,148
Income (loss) before income taxes	20,233	(1,429)	(2,219)	53	16,638
Goodwill (as of May 23, 2005)	22,649	—	—	—	22,649

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Sixteen Weeks Ended May 17, 2004
Revenue	$237,085	$202,920	$14,759	$547	$455,311
Operating income (loss)	21,049	3,295	(2,491)	156	22,009
Income (loss) before income taxes and discontinued operations	19,845	(6,489)	(2,531)	193	11,018
Goodwill (as of May 17, 2004)	22,649	—	—	—	22,649

NOTE (9) NET ASSETS HELD FOR SALE

     In conjunction with the acquisition of SBRG in fiscal 2003, we made the decision to divest Timber Lodge as the concept did not fit with our core concepts of quick-service and fast-casual restaurants. The sale of Timber Lodge was completed on September 3, 2004.

     The results of Timber Lodge included in the accompanying Condensed Consolidated Statement of Operations as discontinued operations for the sixteen-week period ended May 17, 2004, are as follows:

Revenue	$13,369

Operating loss	(157)
Interest expense	6

Net loss	$(163)

     The operating loss for Timber Lodge for the sixteen weeks ended May 17, 2004, includes impairment charges of $617 to reduce the carrying value of Timber Lodge to fair value.

     As of May 23, 2005, assets held for sale consisted of surplus restaurant properties.

NOTE (10) COMMITMENTS AND CONTINGENT LIABILITIES

     In prior years, as part of our refranchising program, we sold existing restaurants to franchisees. In some cases, these restaurants were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchising expense. As of May 23, 2005, the present value of our lease obligations under the remaining master leases’ primary terms is $130,020. Franchisees may, from

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

time to time, experience financial hardship and may cease payment on the sublease obligation to us. The present value of our exposure from franchisees characterized as under financial hardship is $21,725, net of $1,165 of accruals within our closed store reserves included in other current liabilities and other long-term liabilities within the accompanying Condensed Consolidated Balance Sheets as of May 23, 2005.

     Pursuant to the Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 5). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation obligations and general, auto and health liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of May 23, 2005, we had outstanding letters of credit of $62,728 under the revolving portion of the Facility.

     As of May 23, 2005, we had unconditional purchase obligations in the amount of $71,568, which primarily include contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

     We have employment agreements with certain key executives (the “Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If the Agreements were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, a pro-rata portion of the bonus in effect for the year in which the termination occurs. Additionally, all options granted to the affected executives which have not vested as of the date of termination would vest immediately. The Agreements have terms of three years. If all of these Agreements had been triggered as of May 23, 2005, the Company would have made payments of approximately $6,932.

     We are, from time to time, the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us and our restaurants, regardless of whether such allegations are valid or whether we are liable. We are also, at times, the subject of complaints or allegations from employees, former employees, franchisees, vendors and landlords.

     As of May 23, 2005, we had recorded an accrued liability for contingencies related to litigation in the amount of $3,700, which relates to certain employment, real estate or other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of January 31, 2005, we estimated the liability for those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $95 to $190.

     For several years, we offered a program whereby we guaranteed the loan obligations of certain franchisees to independent lending institutions. Franchisees have used the proceeds from such loans to acquire certain equipment and pay the costs of remodeling Carl’s Jr. restaurants. In the event a franchisee defaults under the terms of a program loan, we are obligated, within 15 days following written demand by the lending institution, to purchase such loan or assume the franchisee’s obligation thereunder by executing an assumption agreement and seeking a replacement franchisee for the franchisee in default. By purchasing such loan, we may seek recovery against the defaulting franchisee. As of May 23, 2005, the principal outstanding under program loans guaranteed by us totaled approximately $1,380, with maturity dates ranging from 2005 through 2009. As of May 23, 2005, we had no accrued liability for expected losses under this program and were not aware of any outstanding loans being in default.

     We also guarantee an obligation of a former subsidiary to a related party lending institution associated with an equipment leasing transaction. As of May 23, 2005, the remaining amount due to the lender under the equipment lease is approximately $44. We maintain an accrual for the estimated fair value of our guarantee, which is equal to 50% of the remaining obligation.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE (11) SUBSEQUENT EVENT

     In June 2003, the Superior Court in Orange County, California (the “Court”) ruled that we were entitled to reimbursement from DeltaKor Investments, Inc. (“DeltaKor”) for legal fees we incurred to defend a claim DeltaKor had brought against us. After subsequent negotiations, DeltaKor’s principal shareholder and an affiliate company and we entered into a binding, verbal settlement on the record before the Court on June 14, 2005, pursuant to which they would reimburse us for $600 of legal fees incurred via three equal installments of $200, plus interest, payable in July, September and December of 2005. We will record the benefits of this contingent gain as offsets to our general and administrative expenses upon collection of each installment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Safe Harbor Disclosure

     CKE Restaurants, Inc. and its subsidiaries (collectively referred to as the “Company”) is comprised of the operations of Carl’s Jr., Hardee’s, La Salsa, and Green Burrito, which is primarily operated as a dual-brand concept with Carl’s Jr. quick-service restaurants. The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 31, 2005. All Note references herein refer to the accompanying Notes to Condensed Consolidated Financial Statements.

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

     See Note 2 of Notes to Condensed Consolidated Financial Statements.

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

     For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Our most significant accounting policies require:

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill, and to establish the estimated liability for closing restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, general and auto liability insurance programs;

•	determination of appropriate estimated liabilities for loss contingencies;

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

•	determination of lease terms for purposes of evaluating leases for capital versus operating lease treatment, establishing depreciable lives for leasehold improvements and establishing straight-line rent expense periods;

•	estimation of the appropriate allowances associated with franchise and license receivables and liabilities for franchise subleases;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of disclosures of pro forma net income; and

•	estimation of our net deferred income tax asset valuation allowance.

     Descriptions of these critical accounting policies follow.

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale

     We evaluate the carrying value of individual restaurants when the operating results have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or upon expectation that a restaurant will be sold or otherwise disposed of before the end of its previously estimated useful life. We generally estimate the useful life of restaurants on owned property to be 20 to 35 years and estimate the remaining useful life of restaurants subject to leases to range from the end of the lease term then in effect to the end of such lease term including all option periods. We then estimate the future estimated cash flows from operating the restaurant over its estimated useful life. In making these judgments, we consider the period of time since the restaurant was opened or remodeled, and the trend of operations and expectations for future sales growth. We also make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales and related estimated useful life. We employ a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales. If an estimate of the fair value of our assets becomes necessary, we typically base such estimate on forecasted cash flows discounted at the applicable restaurant concept’s weighted average cost of capital.

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

     As of May 23, 2005, we had a total of 166 restaurants among our three major restaurant concepts that generated negative cash flows on a trailing one-year basis. These restaurants had combined net book values of $32,540. Included within these totals are 28 restaurants with combined net book values of $11,376 that have not been tested for impairment because they had not yet been operated for a sufficient period of time as of our most recent comprehensive semi-annual asset quality review in the fourth quarter of fiscal 2005. If these negative cash flow restaurants were not to begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be unrecoverable and we may recognize additional impairment charges in the future.

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

     If our assumptions used in performing the impairment test prove inaccurate, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. During the first quarter of fiscal year 2006, we evaluated the Carl’s Jr. brand, the only one of our brands for which we currently carry goodwill, through which we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of May 23, 2005, we have $22,649 in goodwill recorded on the Condensed Consolidated Balance Sheet, which relates to Carl’s Jr.

Estimated Liability for Closing Restaurants

     We make decisions to close restaurants based on prospects for estimated future profitability, and sometimes we are forced to close restaurants due to circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our restaurant operators evaluate each restaurant’s performance no less frequently than the second and fourth quarter of each fiscal year. When restaurants continue to perform poorly, we consider the demographics of the location, as well as the likelihood of being able to improve an unprofitable restaurant. Based on the operator’s judgment and a financial review, we estimate the future cash flows. If we determine that the restaurant will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the restaurant, we may close the restaurant.

     The estimated liability for closing restaurants on properties vacated is based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is the present value of these estimated future payments. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in facility action charges, net, in our Condensed Consolidated Statements of Operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

     A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which we determine based on our broker’s assessment of its ability to either successfully negotiate early terminations of our lease agreements with the lessors or sublease the properties. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated or the owned property has been sold. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. The present value of our operating lease payment obligations on all closed restaurants is approximately $10,021, which represents the discounted amount we would be required to pay if we are unable to enter into sublease agreements or terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can often terminate those leases for less than that amount, or sublease the property and, accordingly, we have recorded an estimated liability for operating lease obligations of $6,415 as of May 23, 2005.

Estimated Liability for Self-Insurance

     We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, general and auto liability claims over $500. Insurance accrued liabilities are accounted for based on the present value of actuarial estimates of the amount of incurred and unpaid losses, based approximately on a risk-free interest rate, which we estimate to be 4.5% as of May 23, 2005. These estimates rely on actuarial observations of historical claim loss development. The actuary, in determining the estimated liability, bases the assumptions on the average historical losses on claims we have incurred. The actual loss development may be better or worse than the development we estimated in conjunction with the actuary. In that event, we will modify the reserve. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we may, in conjunction with the actuary, adjust the expected losses upward and our future self-insurance expenses will rise.

     Within our semi-annual actuary reports, our actuary provides a range of estimated unpaid losses for each insurance category. Using these estimates, we record adjustments to our insurance accrued liabilities, if necessary, to bring each accrual balance within the actuary’s related range. If our accrued liability exceeds the high end of the range, we reduce the insurance accrued liability to the high end of the range. If our accrued liability is below the low end of the range, we record a charge to increase the insurance accrued liability to the low end of the range. Then, based upon projected future self-insurance expenses and adjusted insurance accrual balances relative to the midpoint of the actuary’s range, we adjust our accrual rates for each insurance category prospectively to bring the respective accrued liabilities toward the midpoints of the actuary’s respective ranges.

Loss Contingencies

     We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS 5, Accounting for Contingencies (“SFAS 5”), which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our Condensed Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we accrue to the low end of the range. In accordance with SFAS 5, as of May 23, 2005, we have recorded an accrued liability for contingencies related to litigation in the amount of $3,700 (see Note 10 of Notes to Condensed Consolidated Financial Statements herein for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related Condensed Consolidated Financial Statement disclosure. The ultimate settlement of contingencies may differ materially from amounts we have accrued in our Condensed Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

     In addition, as of May 23, 2005, we estimated the liability for those losses related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $95 to $190. In accordance with SFAS 5, we have not recorded a liability for those losses.

Accounting for Lease Obligations

     We lease a substantial portion of our restaurant properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The lease accounting evaluation may require significant exercise of judgment in estimating the fair value and useful life of the leased property and to establish the appropriate lease term. The lease term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured because failure to exercise such option would result in an economic penalty. Such economic penalty would typically result from our having to abandon buildings and other non-detachable improvements upon vacating the property. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements, as well as the period over which we recognize straight-line rent expense.

     In addition, the lease term is calculated from the date we take possession of the leased premises through the lease termination date. There is potential for variability in the “rent holiday” period, which begins on the possession date and typically ends upon restaurant opening. Factors that may affect the length of the rent holiday period generally include construction-related delays. Extension of the rent holiday period due to such delays would result in greater rent expense recognized during the rent holiday period.

Franchised and Licensed Operations

     We monitor the financial condition of certain franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter we perform an analysis to develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our Condensed Consolidated Financial Statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Additionally, we cease accruing royalties and rental income from franchisees that are materially delinquent in paying or in default for other reasons and reverse any royalties and rent income accrued during the fiscal quarter in which such delinquency or default occurs. Over time our assessment of individual franchisees may change. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally one year) such that we determined an allowance was no longer required.

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

     Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. In such cases, we account for the sublease payments received as franchising rental income and the lease payments we make as rental expense in franchised and licensed restaurants and other expense in our Condensed Consolidated Statements of Operations. As of May 23, 2005, the present value of our total obligation on lease arrangements with Hardee’s and Carl’s Jr. franchisees, including subsidized leases discussed further below, was $34,962 and $95,058, respectively. We do not expect Carl’s Jr. franchisees to

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past, however, we can provide no assurance that this will not occur.

     In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of May 23, 2005, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $19,102 and $5,733, respectively. Financially troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of May 23, 2005, the net book value of property under lease to Hardee’s franchisees that are considered to be financially troubled franchisees was approximately $18,006 and is included in the amount above. During fiscal 2006 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.

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

     The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Because losses are typically not probable and/or able to be reasonably estimated, we have not established an additional estimated liability for potential losses not yet incurred under a significant portion of our franchise sublease arrangements. The present value of the lease obligations for which we remain principally liable and have entered into subleases with financially troubled franchisees is approximately $21,725 (five financially troubled franchisees represent approximately 96.4% of this amount). If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion above). The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s concept (i.e., if our Hardee’s concept results continue to improve from the execution of our comprehensive plan, we would reasonably expect that the financial performance of our franchisees would improve).

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

     As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, we will be required to adopt SFAS 123 (Revised 2004), Share-Based Payment, as of the beginning of fiscal 2007.

Valuation Allowance for Net Deferred Tax Asset

     As disclosed in Note 20 of Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended January 31, 2005, we have recorded a 100% valuation allowance against our deferred tax assets, net of deferred tax liabilities that may offset our deferred tax assets for income tax accounting purposes. If our business turnaround is successful, we have been profitable for a number of years and our prospects for the realization of our deferred tax assets are more likely than not, we would then reverse our valuation allowance and credit income tax expense. In assessing the prospects for future profitability, many of the assessments of same-store sales and cash flows mentioned above become relevant. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income. As of May 23, 2005, our net deferred tax assets and related valuation allowance result in a net deferred tax liability of $1,758, of which $228 is included in other current liabilities and $1,530 is included in other long-term liabilities in our Condensed Consolidated Balance Sheet.

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2006 Comparisons with Fiscal 2005

     The factors discussed below impact comparability of operating performance for the sixteen weeks ended May 23, 2005, and May 17, 2004, or could impact comparisons for the remainder of fiscal 2006.

Divestiture of Timber Lodge

     As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, Timber Lodge was accounted for as a discontinued operation, and we completed the sale of Timber Lodge on September 3, 2004. The results of Timber Lodge included in our Condensed Consolidated Statement of Operations as discontinued operations for the sixteen-week period ended May 17, 2004, are as follows:

Revenue	$13,369

Operating loss	(157)
Interest expense	6

Net loss	$(163)

     The operating loss for Timber Lodge for the sixteen weeks ended May 17, 2004, includes impairment charges of $617 to reduce the carrying value of Timber Lodge to fair value.

New Accounting Pronouncements

     See Note 3 of Notes to Condensed Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Seasonality

     We operate on a retail accounting calendar. Our fiscal year has 13 four-week accounting periods and ends the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. Fiscal 2006 will be a 52-week year. Fiscal 2005 was a 53-week fiscal year. The fourth quarter of fiscal 2005 had two accounting periods of four weeks and one accounting period of five weeks.

     Our restaurant sales, and therefore our profitability, are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel upon school vacations and improved weather conditions, which affect the public’s dining habits.

Business Strategy

     We remain focused on vigorously pursuing our comprehensive business strategy. The main components of our strategy are as follows:

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

Franchise Operations

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

     We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we quarterly review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants (see discussion under Critical Accounting Policies — Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of May 23, 2005, our consolidated allowance for doubtful accounts on notes receivable was 61.6% of the gross balance of notes receivable and our consolidated allowance for doubtful accounts on accounts receivable was 3.0% of the gross balance of accounts receivable. During fiscal 2004 and to a lesser extent during fiscal 2005, we established several notes receivable pursuant to completing workout agreements with several troubled franchisees. As of May 23, 2005, we have not recognized $6,571 in accounts receivable and $6,845 in notes receivable, nor the royalty and rent revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations. The result of increasing the allowance for doubtful accounts is an effective royalty rate lower than our standard contractual royalty rate.

     Effective royalty rate reflects royalties deemed collectible as a percent of franchise-generated revenue for all franchisees for which we are recognizing revenue. For the trailing thirteen periods ended May 23, 2005, the effective royalty rates for domestic Carl’s Jr. and Hardee’s were 3.8% and 3.7%, respectively. For the trailing thirteen periods ended May 17, 2004, the effective royalty rates for domestic Carl’s Jr. and Hardee’s were 3.8% and 3.6%, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Operating Review

     The following tables are presented to facilitate Management’s Discussion and Analysis and are presented in the same format in which we present segment information (see Note 8 of Notes to Condensed Consolidated Financial Statements).

	Sixteen Weeks Ended May 23, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Elimination(B)	Total
Company-operated revenue	$176,956	$179,771	$14,573	$188	$—	$371,488
Company-operated average weekly unit volume (actual $ - not in thousands)	25,811	16,648	14,754
Company-operated average unit volume (trailing-13 periods)	1,315	868	753
Franchise-operated average unit volume (trailing-13 periods)	1,149	891	842
Average check (actual $ - not in thousands)	6.16	4.70	10.11
Company-operated same-store sales increase (decrease)	2.4%	(0.1)%	2.0%
Company-operated same-store transaction decrease	(3.4)%	(2.9)%	(2.8)%
Franchise-operated same-store sales increase (decrease)	0.3%	(3.1)%	2.9%
Operating costs as a % of company-operated revenue:
Food and packaging	28.7%	29.6%	26.2%
Payroll and employee benefits	27.6%	33.1%	33.1%
Occupancy and other operating costs	21.8%	23.1%	34.5%
Restaurant-level margin	21.9%	14.2%	6.2%
Advertising as a percentage of company-operated revenue	6.7%	6.0%	2.5%
Franchising revenue:
Royalties	$7,763	$12,766	$559	$122	$(26)	$21,184
Distribution centers	54,912	7,496	—	—	—	62,408
Rent	6,130	2,840	—	—	—	8,970
Retail sales of variable interest entity	—	—	—	1,308	—	1,308
Other	278	273	—	—	—	551

Total franchising revenue	69,083	23,375	559	1,430	(26)	94,421

Franchising expense:
Administrative expense (including provision for bad debts)	1,447	1,458	377	—	—	3,282
Distribution centers	53,324	7,592	—	—	—	60,916
Rent and other occupancy	5,476	1,861	—	—	—	7,337
Operating costs of variable interest entity	—	—	—	1,324	(26)	1,298

Total franchising expense	60,247	10,911	377	1,324	(26)	72,833

Net franchising income	$8,836	$12,464	$182	$106	$—	$21,588

Facility action charges, net	$24	$147	$361	$28	$—	$560
Operating income (loss)	$21,265	$4,168	$(2,233)	$(52)	$—	$23,148

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Sixteen Weeks Ended May 17, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated revenue	$170,209	$181,017	$14,202	$443	$365,871
Company-operated average weekly unit volume (actual $ - not in thousands)	24,912	16,279	14,462
Company-operated average unit volume (trailing 13 periods)	1,228	823	732
Franchise-operated average unit volume (trailing 13 periods)	1,102	888	759
Average check (actual $ - not in thousands)	5.80	4.57	9.51
Company-operated same-store sales increase	9.8%	11.9%	6.0%
Company-operated same-store transactions increase	1.8%	1.5%	2.6%
Franchise-operated same-store sales increase	8.2%	10.8%	4.3%
Operating costs as a % of company-operated revenue:
Food and packaging	28.4%	29.4%	27.8%
Payroll and employee benefits	28.0%	33.1%	33.3%
Occupancy and other operating costs	21.7%	21.9%	33.7%
Restaurant level margin	21.9%	15.6%	5.2%
Advertising as a percentage of company-operated revenue	6.5%	5.9%	2.9%
Franchising revenue:
Royalties	$7,581	$13,338	$524	$104	$21,547
Distribution centers	52,257	5,237	—	—	57,494
Rent	6,672	3,212	—	—	9,884
Other	366	116	33	—	515

Total franchising revenue	66,876	21,903	557	104	89,440

Franchising expense:
Administrative expense (including provision for bad debts)	1,352	1,034	451	—	2,837
Distribution centers	50,987	5,410	—	—	56,397
Rent and other occupancy	5,335	2,422	—	—	7,757

Total franchising expense	57,674	8,866	451	—	66,991

Net franchising income	$9,202	$13,037	$106	$104	$22,449

Facility action charges, net	$1,202	$4,364	$1,198	$53	$6,817
Operating income (loss)	$21,049	$3,295	$(2,491)	$156	$22,009

(A)	“Other” consists of one company-operated and 15 franchised and licensed Green Burrito restaurants that are not dual-branded and a consolidated variable interest Hardee’s franchise entity over which we do not exercise decision-making authority. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in Other.

(B)	“Eliminations” consists of the elimination of royalty revenues and expenses generated between Hardee’s and a variable interest entity franchisee included in our Condensed Consolidated Financial Statements.

Presentation of Non-GAAP Measures

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

	Sixteen Weeks Ended May 23, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$19,733	$(1,404)	$(2,175)	$(155)	$15,999
Interest expense	1,329	5,943	10	91	7,373
Income tax expense (benefit)	500	(25)	(44)	208	639
Depreciation and amortization	7,819	11,597	1,138	51	20,605
Facility action charges, net	24	147	361	28	560

EBITDA	$29,405	$16,258	$(710)	$223	$45,176

	Sixteen Weeks Ended May 17, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$19,704	$(6,513)	$(2,532)	$(155)	$10,504
Income from operations of discontinued segment, excluding impairment	—	—	—	(454)	(454)
Interest expense	1,673	10,071	(24)	—	11,720
Income tax expense	141	24	1	185	351
Depreciation and amortization	7,430	12,217	1,344	55	21,046
Facility action charges, net	1,202	4,364	1,198	53	6,817
Impairment of Timber Lodge	—	—	—	617	617

EBITDA	$30,150	$20,163	$(13)	$301	$50,601

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

     The following table reconciles EBITDA (a non-GAAP measure) to cash flow provided by operating activities (a GAAP measure):

	Sixteen Weeks Ended
	May 23, 2005	May 17, 2004
Net cash provided by operating activities	$39,686	$47,441
Interest expense	7,373	11,720
Income tax expense	639	351
Amortization of loan fees	(1,090)	(1,042)
Recovery of losses on accounts and notes receivable	386	242
Loss on sales of property and equipment, capital leases and extinguishment of debts	(1,057)	(1,284)
Deferred income taxes	(50)	(82)
Other non-cash items	86	(33)
Net change in refundable income taxes	(261)	(4)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(138)	3,508
Net change in receivables, inventories, prepaid expenses and other current assets	5,388	(9,991)
Net change in accounts payable and other current and long-term liabilities	(5,786)	(197)
EBITDA from discontinued operations	—	460
Net cash provided to discontinued operations	—	(28)

EBITDA, including discontinued operations	45,176	51,061
Less: EBITDA from discontinued operations	—	(460)

EBITDA	$45,176	$50,601

Carl’s Jr.

     During the sixteen weeks ended May 23, 2005, we opened two and closed two Carl’s Jr. restaurants. Carl’s Jr. franchisees and licensees opened eight and closed two restaurants. The following tables show the change in the Carl’s Jr. restaurant portfolio, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2006	2005	Change	2006	2005	Change
Company	428	428	—	$176,956	$170,209	$6,747
Franchised and licensed(a)	592	588	4	69,083	66,876	2,207

Total	1,020	1,016	4	$246,039	$237,085	$8,954

(a)	Includes $54,912 and $52,257 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants during the sixteen weeks ended May 23, 2005, and May 17, 2004, respectively.

Company-Operated Restaurants

     Revenue from company-operated restaurants increased $6,747, or 4.0%, to $176,956 during the sixteen weeks ended May 23, 2005 as compared to the sixteen weeks ended May 17, 2004. This increase resulted primarily from a 2.4% increase in same-store sales that resulted from increases in the average guest check, slightly offset by decreased transaction counts. We believe the launch of the Spicy BBQ Six Dollar Burger™ and a unique breakfast offering, the Breakfast Burger™, contributed to the growth in same-store sales.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

     The changes in the restaurant-level margin are explained as follows:

Sixteen
Weeks
Restaurant-level margin for the period ended May 17, 2004	21.9%
Decrease in workers’ compensation expense	0.3
Increase in food and packaging costs	(0.3)
Decrease in equipment lease expense	0.2
Increase in asset retirement expense	(0.2)
Increase in write-down of promotional items	(0.2)
Decrease in labor costs, excluding workers’ compensation	0.1
Decrease in repair and maintenance expense	0.1
Increase in depreciation	(0.1)
Other, net	0.1

Restaurant-level margin for the period ended May 23, 2005	21.9%

     Workers’ compensation expense as a percent of sales decreased during the sixteen weeks ended May 23, 2005, as compared to the prior year period, due mainly to a decrease in anticipated ultimate losses and a reduction in our accrual rate to bring the accrued liability toward the midpoint of our actuarially-determined range of estimated ultimate losses for prior policy years.

     Food and packaging costs as a percent of sales increased during the sixteen weeks ended May 23, 2005, as compared to the prior year period, due primarily to increased prices for certain commodities including beef, cheese and tomatoes.

     Equipment lease expense as a percent of sales decreased during the sixteen weeks ended May 23, 2005, mainly due to the expiration of certain operating leases on point-of-sale equipment, which is being replaced by purchased equipment.

     Asset retirement expense as a percent of sales increased during the sixteen weeks ended May 23, 2005, mostly due the retirement of certain point-of-sale equipment upon the required buyout of such equipment at the end of the related lease term.

     Write-down of promotional items, as a percent of sales, increased during the sixteen weeks ended May 23, 2005, due to the impairment of certain promotional bobbleheads that did not sell as well as expected.

Franchised and Licensed Restaurants

     Total franchising revenue increased $2,207, or 3.3%, to $69,083 during the sixteen weeks ended May 23, 2005, as compared to the sixteen weeks ended May 17, 2004. The increase is comprised mainly of an increase of $2,655, or 5.1%, in food, paper and supplies sales to franchisees, resulting from the increase in the franchise store base over the comparable prior year period, overall commodity cost increases passed through to franchisees and, to a lesser extent, the food purchasing volume impact of the 0.3% increase in franchise same-store sales. For similar reasons, franchise royalties also grew $182, or 2.4%, during the sixteen weeks ended May 23, 2005, as compared to the sixteen weeks ended May 17, 2004. Franchise rent revenue decreased $542, or 8.1% during the same period due to the expiration of certain leases on property we previously sublet to franchisees. For most of these leases, the franchisees directly negotiated lease renewals with the landlord.

     Net franchising income decreased $366, or 4.0%, during the sixteen weeks ended May 23, 2005, as compared to the sixteen weeks ended May 17, 2004, primarily due to reduced profits from subleasing facilities to franchisees due to the expiration of certain leases on property we previously sublet to franchisees, partially offset by an increase

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

in franchise distribution income and increased royalty income due to an increased number of franchise restaurants open during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

     Although not required to do so, approximately 89.7% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

Hardee’s

     During the sixteen weeks ended May 23, 2005, we opened two, acquired one and closed four Hardee’s restaurants. During the same period, Hardee’s franchisees and licensees opened ten, sold one and closed 13 restaurants. The following table shows the change in the Hardee’s restaurant portfolio, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2006	2005	Change	2006	2005	Change
Company	676	692	(16)	$179,771	$181,017	$(1,246)
Franchised and licensed	1,353	1,389	(36)	23,375	21,903	1,472

Total	2,029	2,081	(52)	$203,146	$202,920	$226

Company-Operated Restaurants

     Revenue from company-operated Hardee’s restaurants decreased $1,246, or 0.7%, to $179,771 during the sixteen weeks ended May 23, 2005, as compared to the sixteen weeks ended May 17, 2004. This slight decrease is due to the 0.1% decrease in same-store sales and a reduction in average restaurant count. The average check during the sixteen weeks ended May 23, 2005 was $4.70, as compared to $4.57 during the sixteen weeks ended May 17, 2004. We believe the increase in average check is primarily due to the continued strength of the Monster Thickburger™ and the introduction of the Loaded Breakfast Burrito™ and the Frisco Thickburger™.

     The changes in restaurant-level margins are explained as follows:

Sixteen
Weeks
Restaurant-level margin for the period ended May 17, 2004	15.6%
Increase in food and packaging costs	(0.6)
Increase in repair and maintenance expenses	(0.5)
Rebate received from major supplier	0.4
Increase in equipment lease expense	(0.3)
Decrease in depreciation expense	0.2
Increase in rent, property taxes and licenses	(0.2)
Increase in uniform expense	(0.2)
Decrease in labor costs, excluding workers’ compensation	0.1
Increase in workers’ compensation insurance expense	(0.1)
Increase in banking fees	(0.1)
Other, net	(0.1)

Restaurant-level margin for the period ended May 23, 2005	14.2%

     Food and packaging costs as a percent of sales increased during the sixteen weeks ended May 23, 2005, as compared to the prior year period, due primarily to increases in the cost of beef.

     Repair and maintenance expense as a percent of sales increased during the sixteen weeks ended May 23, 2005, as compared to the prior year period, due mainly to increased maintenance to restaurant buildings and kitchen equipment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

     We recorded a rebate of food costs from our major supplier that resulted from a reconciliation of pricing differences in prior periods.

     Equipment lease expense as a percent of sales increased during the sixteen weeks ended May 23, 2005, as compared to the prior year period due mainly to the transition of certain point of sale equipment from capital to operating leases that occurred in late fiscal 2005.

     Depreciation expense as a percent of sales decreased during the sixteen weeks ended May 23, 2005, as compared to the prior year period mostly due to the expiration of certain point-of-sale equipment capital leases during fiscal 2005 as well as the closure of 30 restaurants with low sales volume during the first quarter of fiscal 2005, partially offset by increased depreciation expense on five newly opened stores.

     Rent, property taxes and license expense as a percent of sales increased during the sixteen weeks ended May 23, 2005, due mostly to an adjustment to deferred rent in the first quarter of fiscal 2005 with no corresponding credit in the first quarter of fiscal 2006 (0.4% margin impact), partially offset by the closure of 30 restaurants as discussed above.

     Uniform expense increased due to the rollout of new uniforms during the first quarter of fiscal 2006. We expect the rollout to be completed during the second quarter of fiscal 2006.

     Labor costs, excluding workers’ compensation, decreased due to the continuing implementation of a revised labor management system that is designed to use labor more efficiently. Workers’ compensation expense increased mostly due to an adjustment to the accrual rate based on recent claims experience.

     Banking fees increased due to the continued increase in the use of credit cards by Hardee’s customers.

Franchised and Licensed Restaurants

     Total franchising revenue increased $1,472, or 6.7%, to $23,375 during the sixteen weeks ended May 23, 2005, as compared to the sixteen weeks ended May 17, 2004. The increase is primarily due to a $2,259, or 43.1%, increase in distribution center revenues related to equipment sales to franchisees, partially offset by franchise royalties and rental revenue, which decreased by $572, or 4.3%, and $372, or 11.6%, respectively. The increase in distribution revenues is a result of equipment sales related to new franchise store development activity and to increased franchise remodel activity. The decrease in franchise royalties is due mainly to increased payment delinquencies primarily associated with two significant franchisees, resulting in non-recognition of royalty revenues from them; the decrease in rental revenue is primarily due to the receipt in the first quarter of fiscal 2005 of prior year payments that previously had not been recognized as revenues, which recurred to a lesser degree in the first quarter of fiscal 2006, as well as the 3.1% decrease in franchise same-store sales.

     Net franchising income decreased $573, or 4.4%, during the sixteen weeks ended May 23, 2005, as compared to the sixteen weeks ended May 17, 2004, primarily due to the reduced royalty and rental revenue discussed above.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

La Salsa

     During the sixteen weeks ended May 23, 2005, we closed one La Salsa restaurant. During the same period, La Salsa franchisees and licensees did not open or close any restaurants. The following table shows the change in the La Salsa restaurant portfolio, as well as the change in revenue at La Salsa for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2006	2005	Change	2006	2005	Change
Company	61	63	(2)	$14,573	$14,202	$371
Franchised and licensed	39	43	(4)	559	557	2

Total	100	106	(6)	$15,132	$14,759	$373

     Same-store sales for company-operated La Salsa restaurants increased 2.0% during the sixteen weeks ended May 23, 2005. Revenue from company-operated La Salsa restaurants increased $371, or 2.6%, when compared to the sixteen weeks ended May 17, 2004, primarily due to the 6.2% increase in same-store sales.

     Restaurant-level margins were 6.2% and 5.2% as a percent of company-operated restaurant revenues for the sixteen-week periods ended May 23, 2005, and May 17, 2004, respectively. Margins were favorably impacted by approximately 160 basis points due to a decrease in food and packaging costs as a percent of sales, resulting primarily from a favorable adjustment to manufacturer rebates received on soft drink purchases, as well as decreases in depreciation expense (approximately 170 basis points) due to the impairment of 14 La Salsa units during the second through fourth quarters of fiscal 2005 and the first quarter of fiscal 2006, and decreases in labor costs excluding workers’ compensation (approximately 60 basis points). Margins were negatively impacted by approximately 160 basis points due to increases in rent, property taxes, licenses and utilities as a percent of sales, increased workers’ compensation costs (approximately 40 basis points) and increases in repair and maintenance expense (approximately 60 basis points).

Consolidated Variable Interest Entities

     We consolidate the results of one franchise variable interest entity (“VIE”), which operates six Hardee’s restaurants, and approximately 85 Hardee’s cooperative advertising funds, which are also VIEs. We do not possess any ownership interest in the VIE franchise. Retail sales and operating expenses of the VIE franchise are included within franchise and licensed restaurants and other and the resulting minority interest in the income of the VIE franchisee is included in other income, net, in our Condensed Consolidated Statement of Operations for the sixteen weeks ended May 23, 2005. (See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of the VIE franchise.) The Hardee’s cooperative advertising funds consist of the Hardee’s National Advertising Fund and many local advertising cooperative funds. Each of these funds is a separate non-profit association with all the proceeds segregated and managed by a third-party accounting service company. The group of funds has been reported in our Condensed Consolidated Balance Sheet as of May 23, 2005, on a net basis, and is included within advertising fund assets, restricted, and advertising fund liabilities within current assets and current liabilities, respectively. The funds are reported as of the latest practicable date, which is March 31, 2005. Beginning in the second quarter of fiscal 2005, the group of funds has been reported in our Condensed Consolidated Statements of Operations on a net basis, whereby contributions from franchisees have been recorded as offsets to our reported advertising expenses. (See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of the Hardee’s cooperative advertising funds.)

Advertising Expense

     Advertising expenses increased $727, or 3.3%, to $22,991 during the sixteen weeks ended May 23, 2005, as compared to the sixteen weeks ended May 17, 2004. Advertising expenses as a percentage of company-operated

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

restaurant revenue increased marginally from 6.1% to 6.2% during the same period. Advertising expense increased primarily due to an increase in planned advertising for fiscal 2006.

General and Administrative Expense

     General and administrative expenses increased $2,315, or 6.1%, to $39,971 during the sixteen weeks ended May 23, 2005, as compared to the sixteen weeks ended May 17, 2004. General and administrative expenses were 8.6% of total revenue in the sixteen weeks ended May 23, 2005, as compared to 8.3% in the sixteen weeks ended May 17, 2004. The increase, both in dollar and percentage terms, is due in part to increased salaries and benefits due to increased staffing levels in certain functions, including accounting and finance, human resources and real estate management. In addition, legal and consulting expenses increased, primarily due to an increase in litigation activity and compliance work associated with the Sarbanes-Oxley Act of 2002. We also incurred increased costs in the current year pertaining to management and franchise conferences versus such costs for similar conferences in the prior year. The increases were partially offset by a reduction in management bonus expense based on our performance relative to executive management bonus criteria.

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

     Facility action charges decreased $6,257, or 91.8%, to $560 during the sixteen weeks ended May 23, 2005, as compared to the sixteen weeks ended May 17, 2004. The decrease is primarily due to the closure of 30 restaurants and the impairment of several additional restaurants in the first quarter of fiscal 2005 that was repeated to a much lesser extent in the first quarter of fiscal 2006.

     See Note 6 of Notes to Condensed Consolidated Financial Statements included herein for additional detail of the components of facility action charges.

Interest Expense

     During the sixteen weeks ended May 23, 2005, interest expense decreased $4,347, or 37.1%, to $7,373, as compared to the sixteen weeks ended May 17, 2004, primarily as a result of lower average borrowings, lower interest rates upon refinancing our Senior Notes with a lower cost bank term loan and further amortization of our capital lease obligations since the prior year comparable period.

Other Income, Net

     Other income, net, typically consists of lease and sublease income from non-franchisee tenants, provisions for bad debts on certain notes receivable from franchisees, and other non-operating charges. Other income, net increased by $134, to $863, during the sixteen weeks ended May 23, 2005, over the comparable prior year period due mainly to certain expenses related to non-franchisee tenants in the first quarter of fiscal 2005 that were not repeated in the first quarter of fiscal 2006.

Income Taxes

     We recorded income tax expense for the sixteen weeks ended May 23, 2005 of $639, comprised of foreign income taxes of $254 and federal and state income taxes of $385, which relate to provisions for certain matters under audit and deferred taxes associated with a difference in amortization of goodwill for financial reporting versus income tax reporting purposes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

     We maintained a deferred tax liability of $1,708 as of January 31, 2005, which results from our net deferred tax assets and tax valuation allowance of approximately $188,471 and $190,179, respectively. As of May 23, 2005, our net deferred tax assets and related valuation allowance result in a net deferred tax liability of $1,758. We have recorded a 100% valuation allowance against our deferred tax assets, net of deferred tax liabilities that may offset our deferred tax assets for income tax accounting purposes, because we believe it is more likely than not that we will not realize the benefits of these deductible differences. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income.

     At January 31, 2005, we had federal net operating loss (“NOL”) carryforwards of approximately $99,608, expiring in varying amounts in the years 2014 through 2025, and state NOL carryforwards in the amount of approximately $331,754, which expire in varying amounts in the years 2006 through 2025. We have federal NOL carryforwards for alternative minimum tax purposes of approximately $91,142. Additionally, we have an alternative minimum tax (AMT) credit carryforward of approximately $11,465. We also have generated general business credit carryforwards in the amount of $11,181, which expire in varying amounts in the years 2020 through 2025, and foreign tax credits in the amount of $3,598 which expire in varying amounts in the years 2006 through 2010.

     As a result of our NOL, credit carryforwards and expected favorable book/tax differences from depreciation and amortization, we expect that our cash requirements for U.S. federal and state income taxes will not exceed 2.0% of our taxable earnings in fiscal 2006. The 2.0% rate results primarily from AMT, under which 10% of taxable earnings cannot be offset by NOL carryforwards and is subject to the AMT rate of 20%. The actual cash requirements for taxes could vary significantly from our expectations for a number of reasons, including, but not limited to, unanticipated fluctuations in our deferred tax assets and liabilities, unexpected gains from significant transactions, unexpected outcomes of income tax audits, and changes in tax law. We expect to continue to incur foreign taxes on our income earned outside the U.S.

Liquidity and Capital Resources

     We currently finance our business through cash flow from operations and borrowings under our credit facility. We believe our most significant cash use during the next 12 months will be for capital expenditures. We amended and restated our senior credit facility (“Facility”) on June 2, 2004, and amended the Facility again on November 4, 2004 and April 21, 2005 (see below). We anticipate that existing cash balances, borrowing capacity under the Facility, and cash generated from operations will be sufficient to service existing debt and to meet our operating and capital requirements for at least the next 12 months. Additionally, we are able to sell restaurants as a source of liquidity, although we have no intention to do so significantly at this time. We have no potential mandatory payments of principal on our $105,000 of 4% Convertible Subordinated Notes due 2023 until October 1, 2008.

     We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of May 23, 2005, our current ratio was 0.63 to 1.

     The Facility provides for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan. The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments, with a balloon payment of the remaining principal balance that is scheduled to mature on July 2, 2008. Subject to certain conditions as defined in the Facility, the maturity of the term loan may be extended to May 1, 2010. We used a portion of the proceeds from the $230,000 term loan to repay the $10,137 remaining balance of a prior Facility term loan. On July 2, 2004, we used additional proceeds from the $230,000 term loan to redeem our $200,000 of 9.125% Senior Subordinated Notes due 2009 (“Senior Notes”).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

     During the sixteen weeks ended May 23, 2005, we voluntarily prepaid $15,500 of the $230,000 term loan, in addition to the $329 regularly scheduled quarterly payment. As of May 23, 2005, we had (i) borrowings outstanding under the term loan and revolving portions of the Facility of $122,822 and $7,500, respectively, (ii) outstanding letters of credit under the revolving portion of the Facility of $62,728, and (iii) availability under the revolving portion of the Facility of $79,772.

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

     As of May 23, 2005, the applicable interest rate on the term loan was LIBOR plus 2.00%, or 5.125% per annum. For the revolving loan portion of the Facility, the applicable rate on $2,500 was LIBOR plus 2.25%, or 5.31% per annum, and the applicable interest rate on the remaining $5,000 was Prime plus 1.00%, or 7.00% per annum. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for LIBOR revolving loans, which is currently 2.25% per annum.

     The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement, and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums is recognized quarterly in interest expense in our Condensed Consolidated Statement of Operations. During the sixteen weeks ended May 23, 2005, we recorded $47 of interest expense to reduce the carrying value of the interest rate cap premiums to their fair value of $61 at May 23, 2005. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.

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

     The Facility also permits us to repurchase our common stock in an amount up to approximately $68,000 as of May 23, 2005. In addition, the dollar amount of common stock that we may purchase is increased each year by a portion of excess cash flow (as defined) during the term of the Facility. Our Board of Directors has authorized a program to allow us to repurchase up to $20,000 of our common stock. Based on the Board of Directors’ authorization and the amount of repurchase of our common stock that we have already made thereunder, as of May 23, 2005, we are permitted to make additional repurchases of our common stock up to $14,441.

     Until recently, the Facility prohibited us from paying cash dividends. On April 21, 2005, we amended the Facility to permit us to pay cash dividends on substantially the same terms as we have been and are permitted to repurchase shares of our common stock. This amendment to the Facility also resulted in a 0.50% decrease in the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

borrowing rate under our term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in our letter of credit fee rate. On April 25, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock, or a total of $2,361, which was paid on June 13, 2005, to our stockholders of record on May 23, 2005, and we further announced our intention to pay a regular quarterly cash dividend.

     The Facility contains financial performance covenants, which include a minimum EBITDA requirement, a minimum fixed charge coverage ratio and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of May 23, 2005.

     The full text of the contractual requirements imposed by the Facility is set forth in the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, and the amendments thereto, which we have filed with the Securities and Exchange Commission, and in the ancillary loan documents described therein. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events, including if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default on other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only if we are in default under the Facility), our 2023 Convertible Notes (described below) may also become accelerated under certain circumstances and after all cure periods have expired.

     On September 29, 2003, we completed an offering of $105,000 of our 4% Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”), and used nearly all of the net proceeds of the offering to repurchase $100,000 of our then-outstanding 4.25% Convertible Subordinated Notes due 2004 (“the 2004 Convertible Notes”). The 2023 Convertible Notes bear interest at 4.0% annually, payable in semiannual installments due April 1 and October 1 each year, are unsecured general obligations of ours, and are contractually subordinate in right of payment to certain of our other obligations, including the Facility. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. Under the terms of the 2023 Convertible Notes, such notes become convertible into our common stock at a conversion price of approximately $8.89 per share at any time after our common stock has a closing sale price of at least $9.78 per share, which is 110% of the conversion price per share, for at least 20 days in a period of 30 consecutive trading days ending on the last trading day of a calendar quarter. As a result of the daily closing sales price levels on our common stock during the second calendar quarter of 2004, the 2023 Convertible Notes became convertible into our common stock effective July 1, 2004, and will remain convertible throughout the remainder of their term.

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

     During the sixteen week period ended May 23, 2005, cash provided by operating activities was $39,686, a decrease of $7,755 or 16.3% from the prior year comparable period. The decrease resulted mainly from an increase in the accounts receivable and inventory balances and reduced facility action charges, partially offset by a $5,495 increase in net income and an increase in the accounts payable balance in the current year as compared to the prior year. Accounts receivable and accounts payable balances can vary significantly from year to year depending upon the timing of large customer receipts and vendor payments, but they are not anticipated to be a significant source or use of cash in future periods.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

     Cash used in investing activities during the sixteen week period ended May 23, 2005 totaled $20,666, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, and collections on notes receivable. Capital expenditures for the sixteen weeks ended May 23, 2005 and May 17, 2004 were as follows:

	May 23,	May 17,
	2005	2004
New restaurants (including restaurants under development)
Carl’s Jr.	$3,573	$1,996
Hardee’s	3,186	1,324
La Salsa	216	202
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	1,672	130
Hardee’s	2,445	1,734
La Salsa	19	21
Other restaurant additions
Carl’s Jr.	2,710	3,890
Hardee’s	7,192	5,288
La Salsa	107	697
Corporate/other	4,101	1,102

Total	$25,221	$16,384

     Capital expenditures for the sixteen weeks ended May 23, 2005, increased $8,837, or 53.9%, over the comparable prior year period mainly due to ongoing upgrades to our restaurant point-of-sale and back-office systems and our human resources and payroll systems in the first quarter of fiscal 2006, rollout of equipment associated with a hand-dipped ice cream milkshake program, increased spending on several new units under construction, and implementation of an image enhancement program for Carl’s Jr. restaurants.

     Cash used in financing activities during the sixteen week period ended May 23, 2005 was $17,429, which principally consisted of repayment of $15,829 of term loans under our Facility (of which $15,500 represented voluntary prepayment thereof), net repayments of $7,000 under the revolving portion of our Facility and repayment of $1,576 of capital lease obligations, partially offset by a $1,146 increase in our bank overdraft position (which is generally not a significant source or use of cash over the long term) and receipts from the exercise to stock options and warrants of $5,945.

Contractual Obligations

     We enter into purchasing contracts and pricing arrangements to control costs for commodities and other items that are subject to price volatility. We also enter into contractual commitments for marketing and sponsorship arrangements. These arrangements in addition to any unearned supplier funding and distributor inventory obligations result in unconditional purchase obligations (see further discussion regarding these obligations in Item 3 — Quantitative and Qualitative Disclosures About Market Risk), which totaled $71,568 as of May 23, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
(Dollars in thousands)

Interest Rate Risk

     Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. As of May 23, 2005, we had $130,322 of borrowings and $62,728 of letters of credit outstanding under the Facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $1,303. The estimated reduction is based upon the outstanding balance of the borrowings under the Facility and the weighted-average interest rate for the quarter and assumes no change in the volume, index or composition of debt as in effect on May 23, 2005. As of May 23, 2005, a hypothetical increase of 100 basis points in short-term interest rates would also cause the fair value of our convertible subordinated notes due 2005 to decrease approximately $3,200. The decrease in fair value was determined by discounting the projected cash flows assuming redemption on October 1, 2008.

     Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

Commodity Price Risk

     We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in the Condensed Consolidated Balance Sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could result in lower restaurant-level operating margins for our restaurant concepts.

Derivative Financial Instruments

     On July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the $371 of interest rate cap premiums will be recognized quarterly in interest expense in the consolidated statement of operations. During the sixteen weeks ended May 23, 2005, we recorded $47 of interest expense to reduce the carrying value of the interest rate cap premiums to their fair value of $61 at May 23, 2005. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 23, 2005, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive

Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control and Remediation of Material Weakness

     As reported in Item 9A of our Annual Report on Form 10-K as of January 31, 2005, we had concluded that our internal controls over financial reporting were not effective as of the end of the period covered by that report. That conclusion resulted from the existence of deficiencies in our internal control associated with the selection, monitoring and review of assumptions and factors affecting certain of our depreciation and lease accounting policies and procedures. Such deficiencies constituted a material weakness in our internal control.

     As of January 31, 2005, with regard to our depreciation policies and procedures, we had not established and maintained appropriate depreciable lives for fixed assets subject to operating leases, and, with regard to lease accounting policies and procedures, we had not properly applied U.S. generally accepted accounting principles to so-called “rent holidays” – the period during which a tenant is in possession of the leased property but the lease payments had not yet begun – because we were not recording straight-line rent expense for the period from possession of a leased property to the date of rent commencement.

     In the fiscal quarter ended May 23, 2005, we:

•	implemented additional staff training and management review practices with respect to assignment of appropriate depreciable lives to fixed assets subject to operating leases, and

•	established internal communication and documentation procedures, and management review practices related thereto, to ensure timely and complete accounting for straight-line rent expense for the period from possession of leased property to the date of rent commencement.

     We believe these changes effectively remediated the material weakness in our internal control over financial reporting that had existed as of January 31, 2005. We did not make any other changes in our internal control over financial reporting during the fiscal quarter ended May 23, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.

Item 1. Legal Proceedings.

     Information regarding legal proceedings is incorporated by reference from Note 10 of Notes to Condensed Consolidated Financial Statements set forth in Part 1 of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(Dollars in thousands)

Issuer Purchase of Equity Securities

     Our senior credit facility prohibited us from paying cash dividends to our stockholders until recently, and we did not declare any cash dividends for fiscal 2005 or fiscal 2004. On April 21, 2005, we amended our senior credit facility to permit us to pay cash dividends on substantially the same terms as we were and are permitted to repurchase shares of our common stock. On April 25, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock, which was paid on June 13, 2005, to our stockholders of record on May 23, 2005, and further announced our intention to pay a regular quarterly cash dividend.

     In April 2004, our Board of Directors authorized a program to allow us to repurchase up to $20,000 of our common stock. Pursuant to this authorization, during fiscal 2005, we repurchased 519,000 shares of our common stock at an average price of $10.68 per share, for a total cost, including trading commissions, of $5,559. We did not repurchase any additional shares in the sixteen weeks ended May 23, 2005.

     The following table provides information as of May 23, 2005, with respect to shares of common stock repurchased by the Company during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
				Maximum
				Dollar
				Value of
				Shares
			Total	that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total	Price	of Publicly	Under the
	Number of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
February 1, 2005 – February 28, 2005	—	—	—	$14,441
March 1, 2005 – March 28, 2005	—	—	—	14,441
March 29, 2005 – April 25, 2005	—	—	—	14,441
April 26, 2005 – May 23, 2005	—	—	—	14,441

Total	—	—	—	$14,441

Item 6. Exhibits.

Exhibit #	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC.
(Registrant)

Date: June 27, 2005	/s/ Theodore Abajian

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