Form 10-Q
period 2005-08-15
CKE RESTAURANTS INC
filed 2005-09-20
CIK 919628

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 15, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___to ___.
Commission file number 1-11313

CKE RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0602639 (I.R.S. Employer Identification No.)

6307 Carpinteria Avenue, Ste. A, Carpinteria, California (Address of Principal Executive Offices)	93013 (Zip Code)
Registrant’s telephone number, including area code: (805) 745-7500
Former Name, Former Address and Former Fiscal Year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 9, 2005, 59,531,941 shares of the Registrant’s Common Stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	August 15, 2005	January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$19,797	$18,432
Accounts receivable, net of allowance for doubtful accounts of $1,923 as of August 15, 2005 and $2,542 as of January 31, 2005	33,850	31,199
Related party trade receivables	5,401	6,760
Inventories, net	20,169	19,297
Prepaid expenses	10,826	13,056
Assets held for sale	212	1,058
Advertising fund assets, restricted	24,170	21,951
Other current assets	2,405	2,278

Total current assets	116,830	114,031
Notes receivable, net of allowance for doubtful accounts of $6,679 as of August 15, 2005 and $7,081 as of January 31, 2005	3,122	3,328
Property and equipment, net of accumulated depreciation and amortization of $427,063 as of August 15, 2005 and $413,021 as of January 31, 2005	462,450	461,286
Property under capital leases, net of accumulated amortization of $53,218 as of August 15, 2005 and $52,182 as of January 31, 2005	32,492	36,060
Goodwill	22,649	22,649
Other assets, net	28,195	31,529

Total assets	$665,738	$668,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$2,610	$16,066
Current portion of capital lease obligations	4,896	5,079
Accounts payable	57,047	52,484
Advertising fund liabilities	24,170	21,951
Other current liabilities	90,488	93,358

Total current liabilities	179,211	188,938
Bank indebtedness and other long-term debt, less current portion	122,185	138,418
Convertible subordinated notes due 2023	105,000	105,000
Capital lease obligations, less current portion	49,753	52,485
Other long-term liabilities	63,238	64,374

Total liabilities	519,387	549,215

Commitments and contingencies (Notes 5 and 10)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 59,529 shares issued and outstanding as of August 15, 2005; 58,082 shares issued and outstanding as of January 31, 2005	595	581
Additional paid-in capital	460,753	453,391
Unearned compensation on restricted stock	(400)	—
Accumulated deficit	(314,597)	(334,304)

Total stockholders’ equity	146,351	119,668

Total liabilities and stockholders’ equity	$665,738	$668,883

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 15, 2005	August 9, 2004	August 15, 2005	August 9, 2004
Revenue:
Company-operated restaurants	$286,643	$281,802	$658,131	$647,674
Franchised and licensed restaurants and other	73,140	71,932	167,561	161,372

Total revenue	359,783	353,734	825,692	809,046

Operating costs and expenses:
Restaurant operations:
Food and packaging	84,800	83,897	192,815	189,621
Payroll and other employee benefits	82,538	89,213	195,748	201,808
Occupancy and other	63,443	62,503	148,624	143,758

	230,781	235,613	537,187	535,187
Franchised and licensed restaurants and other	56,294	52,564	129,127	119,556
Advertising	17,091	17,410	40,082	39,674
General and administrative	39,914	39,153	79,885	76,810
Facility action charges, net	2,494	1,883	3,054	8,699

Total operating costs and expenses	346,574	346,623	789,335	779,926

Operating income	13,209	7,111	36,357	29,120
Interest expense	(5,223)	(11,963)	(12,596)	(23,683)
Other income (expense), net	918	(7,289)	1,781	(6,560)

Income (loss) before income taxes and discontinued operations	8,904	(12,141)	25,542	(1,123)
Income tax expense	456	244	1,095	595

Income (loss) from continuing operations	8,448	(12,385)	24,447	(1,718)
Loss from operations of discontinued segment (net of income tax expense of $0)	—	(304)	—	(467)

Net income (loss)	$8,448	$(12,689)	$24,447	$(2,185)

Basic income (loss) per common share:
Continuing operations	$0.14	$(0.21)	$0.41	$(0.03)
Discontinued operations	—	(0.01)	—	(0.01)

Net income (loss)	$0.14	$(0.22)	$0.41	$(0.04)

Diluted income (loss) per common share:
Continuing operations	$0.13	$(0.21)	$0.37	$(0.03)
Discontinued operations	—	(0.01)	—	(0.01)

Net income (loss)	$0.13	$(0.22)	$0.37	$(0.04)

Dividends per common share	$0.04	$0.00	$0.08	$0.00

Weighted-average common shares outstanding:
Basic	59,479	57,575	58,935	57,590
Dilutive effect of stock options, warrants, convertible notes and restricted stock	14,107	—	14,611	—

Diluted	73,586	57,575	73,546	57,590

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Common Stock
				Unearned
			Additional	Compensation		Total
			Paid-In	on Restricted	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at January 31, 2005	58,082	$581	$453,391	$—	$(334,304)	$119,668

Cash dividends declared ($0.08 per share)	—	—	—	—	(4,740)	(4,740)

Issuance of restricted stock awards	30	—	410	(410)	—	—

Amortization of unearned compensation	—	—	—	10	—	10

Exercise of stock options and warrants	1,417	14	6,952	—	—	6,966

Net income	—	—	—	—	24,447	24,447

Balance at August 15, 2005	59,529	$595	$460,753	$(400)	$(314,597)	$146,351

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-eight Weeks Ended
	August 15, 2005	August 9, 2004
Cash flow from operating activities:
Net income (loss)	$24,447	$(2,185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,909	36,818
Amortization of loan fees	1,885	1,945
Recovery of losses on accounts and notes receivable	(499)	(1,792)
Loss on sales of property and equipment, capital leases and extinguishment of debts	1,821	6,316
Facility action charges, net	3,054	8,699
Deferred income taxes	97	144
Other non-cash charges	62	67
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(3,278)	(3,297)
Net change in refundable income taxes	644	(421)
Net change in receivables, inventories, prepaid expenses and other current assets	(1,219)	6,673
Net change in accounts payable and other current and long-term liabilities	4,018	14,427
Loss from operations of discontinued segment	—	467
Net cash provided to discontinued segment	—	(252)

Net cash provided by operating activities	66,941	67,609

Cash flow from investing activities:
Purchases of property and equipment	(39,608)	(28,727)
Proceeds from sales of property and equipment	5,382	7,722
Collections on notes receivable	1,219	1,968
Increase in cash upon consolidation of variable interest entity	—	100
Net change in other assets	193	(198)

Net cash used in investing activities	(32,814)	(19,135)

Cash flow from financing activities:
Net change in bank overdraft	(4,706)	(9,293)
Borrowings under revolving credit facility	105,000	—
Repayments of borrowings under revolving credit facility	(118,500)	—
Proceeds from credit facility term loan	—	230,000
Repayment of credit facility term loan	(16,139)	(54,588)
Repayment of senior subordinated notes due 2009	—	(200,000)
Repayment of convertible subordinated notes due 2004	—	(22,319)
Repayment of other long-term debt	(102)	(147)
Borrowing by consolidated variable interest entity	53	—
Repayments of capital lease obligations	(2,873)	(4,451)
Collections on officer and non-employee director notes receivable	—	1,954
Payment of deferred loan fees	(100)	(6,000)
Repurchase of common stock	—	(3,354)
Exercise of stock options and warrants	6,966	1,947
Dividends paid on common stock	(2,361)	—

Net cash used in financing activities	(32,762)	(66,251)

Net increase (decrease) in cash and cash equivalents	1,365	(17,777)
Cash and cash equivalents at beginning of period	18,432	54,355

Cash and cash equivalents at end of period	$19,797	$36,578

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,959	$22,336

Income taxes, net of refunds received	$1,120	$402

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$199	$187

Dividends declared, not paid	$2,379	$—

Capital lease obligations incurred to acquire assets	$344	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Note 1 — Basis Of Presentation And Description Of Business
     CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, The Green Burrito® (“Green Burrito”) and La Salsa Fresh Mexican Grill® (“La Salsa”) concepts. References to CKE Restaurants, Inc. throughout these Notes to our Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”
     Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-branded Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California. As of August 15, 2005, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Company-operated	429	667	61	1	1,158
Franchised and licensed	603	1,344	39	15	2,001

Total	1,032	2,011	100	16	3,159

     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE and our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005. In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for this interim period have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year or for any future period.
     We operate on a retail accounting calendar. Our fiscal year has 13 four-week accounting periods and ends the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. Fiscal 2006 will be a 52-week year. Fiscal 2005 was a 53-week year. The fourth quarter of fiscal 2005 had two accounting periods of four weeks and one accounting period of five weeks.
     For clarity of presentation, we generally label all fiscal year ends as fiscal year ended January 31.
     Prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.
Consolidation of Variable Interest Entities
     In accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46, Consolidation of Variable Interest Entities – an interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46R”), which we adopted on May 17, 2004, we consolidate certain variable interest entities (“VIEs”) within our Condensed Consolidated Financial Statements based on our determination that we are the primary beneficiaries of such VIEs.
     We consolidate one franchise entity that operates six Hardee’s restaurants. We sublease to this franchise entity all six of its operating locations and a substantial portion of its operating equipment. Because the principals did not invest a significant amount of equity, the legal entity within which this franchise operates is considered to be inadequately capitalized and, as a result, is a VIE. We determined we are the primary beneficiary of this VIE. The assets and liabilities of this entity are included in the accompanying Condensed Consolidated Balance Sheets, and are not significant to our consolidated financial position. The operating results of this franchise entity are included within the accompanying Condensed Consolidated Statements of

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Operations, and are not significant to our consolidated results of operations. The minority interest in the income or loss of this franchise entity is classified in other income (expense), net, in the accompanying Condensed Consolidated Statements of Operations, and in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2005. During the twelve weeks ended August 15, 2005, the VIE experienced a net loss that changed its equity position to a net deficit. As a result, we no longer have a minority interest obligation as of August 15, 2005. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of this franchise entity. None of our assets serve as collateral for the creditors of this franchisee or any of our other franchisees.
     We also consolidate the Hardee’s cooperative advertising funds, which consist of the Hardee’s National Advertising Fund and approximately 85 local advertising cooperative funds because we have determined we are the primary beneficiaries of these funds. We have included $24,170 and $21,951 of advertising fund assets, restricted, and advertising fund liabilities in the accompanying Condensed Consolidated Balance Sheets as of August 15, 2005 and January 31, 2005, respectively.
Stock-Based Compensation
     At January 31, 2005, we had several stock-based employee compensation plans in effect, which are described more fully in Note 22 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2005. During the twelve weeks ended August 15, 2005, our shareholders approved the 2005 Omnibus Incentive Compensation Plan (see Note 11). We account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss) for options granted under these plans, as all such options had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the twelve weeks ended August 15, 2005, restricted stock awards were granted to certain key individuals at a grant price of $0. The difference between the market price of the underlying common stock on the date of grant and the grant price of the restricted stock award is shown as unearned compensation on restricted stock within the stockholders’ equity section of our Condensed Consolidated Balance Sheet as of August 15, 2005. Unearned compensation is amortized over the vesting period of the restricted stock award and is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended August 15, 2005.
     For purposes of the following pro forma disclosures required by Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and SFAS 123, Accounting for Stock-Based Compensation, the fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, the risk-free rate and the expected term of the option. Because our stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of our employee stock options.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The assumptions used for grants in the twenty-eight weeks ended August 15, 2005 and August 9, 2004, are as follows:

	August 15, 2005	August 9, 2004
Annual dividend yield	1.26%	—
Expected volatility	65.4%	72.6%
Risk-free interest rate (matched to the expected term of the outstanding option)	4.15%	3.45%
Expected life of all options outstanding (years)	5.22	5.43
Weighted-average fair value of each option granted	$7.14	$7.15
     The assumptions used to determine the fair value of each option granted are highly subjective. Changes in the assumptions used would affect the fair value of the options granted as follows:

	Increase (Decrease) in	Increase (Decrease) in
	Fair Value of Options Granted	Fair Value of Options Granted
	Twenty-eight Weeks Ended	Twenty-eight Weeks Ended
Change in Assumption	August 15, 2005	August 9, 2004
10% increase in expected volatility	$0.85	$0.63
1% increase in risk-free interest rate	0.15	0.11
1 year increase in expected life of all options outstanding	0.50	0.47
10% decrease in expected volatility	(0.92)	(0.69)
1% decrease in risk-free interest rate	(0.15)	(0.12)
1 year decrease in expected life of all options outstanding	(0.61)	(0.56)
     The following tables reconcile reported net income (loss) to pro forma net income (loss) assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123:

	Twelve Weeks Ended
	August 15, 2005	August 9, 2004
Net income (loss), as reported	$8,448	$(12,689)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	10	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(933)	(1,096)

Net income (loss) — pro forma	$7,525	$(13,785)

Net income (loss) per common share:
Basic — as reported	$0.14	$(0.22)
Basic — pro forma	0.13	(0.24)
Diluted — as reported	0.13	(0.22)
Diluted — pro forma	0.12	(0.24)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

	Twenty-eight Weeks Ended
	August 15, 2005	August 9, 2004
Net income (loss), as reported	$24,447	$(2,185)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	10	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,442)	(2,208)

Net income (loss) — pro forma	$22,015	$(4,393)

Net income (loss) per common share:
Basic — as reported	$0.41	$(0.04)
Basic — pro forma	0.37	(0.08)
Diluted — as reported	0.37	(0.04)
Diluted — pro forma	0.34	(0.08)
Note 2 — Accounting Pronouncements Not Yet Adopted
     In December 2004, the FASB issued SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, supersedes APB 25 and related Interpretations and amends SFAS 95, Statement of Cash Flows. The provisions of SFAS 123R are similar to those of SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g., Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost will be recognized over the vesting period based on the fair value of awards that actually vest.
     We will be required to choose between the modified-prospective and modified-retrospective transition alternatives in adopting SFAS 123R. Under the modified-prospective transition method, compensation cost would be recognized in financial statements issued subsequent to the date of adoption for all shared-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. As we previously adopted only the pro forma disclosure provisions of SFAS 123, under this method we would recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123. Under the modified-retrospective transition method, compensation cost would be recognized in a manner consistent with the modified-prospective transition method; however, prior period financial statements would also be restated by recognizing compensation cost as previously reported in the pro forma disclosures under SFAS 123. The restatement provisions can be applied to either (i) all periods presented or (ii) to the beginning of the fiscal year in which SFAS 123R is adopted.
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
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. Previously, generally accepted accounting principles in the U.S. required that the cumulative effect of most changes in accounting principle be recognized in the period of the change. SFAS 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. SFAS 154 is

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which for us is the beginning of fiscal 2007. We do not believe that the adoption of SFAS 154 will have a material effect on our financial position or results of operations.
Note 3 — Adoption Of New Accounting Pronouncements
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
     EITF 04-1 was effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004 (our fiscal quarter beginning November 2, 2004). EITF 04-1 applies to acquisitions of restaurants we may make from our franchisees or licensees. We currently attempt to have our franchisees or licensees enter into standard franchise or license agreements for the applicable brand and/or market when renewing or entering into a new agreement. However, in certain instances franchisees or licensees have existing agreements that possess terms, including royalty rates, that differ from our current standard agreements for the applicable brand and/or market. If in the future we were to acquire a franchisee or licensee with such an existing agreement, we may be required to record a settlement gain or loss at the date of acquisition. The amount and timing of any such gains or losses we might record is dependent upon which franchisees or licensees we might acquire and when they are acquired. Accordingly, any impact cannot be currently determined.
     On June 29, 2005, the FASB ratified EITF 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. This Issue addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This EITF is effective for leasehold improvements that are purchased or acquired after June 29, 2005. The adoption of this EITF did not have a material impact on our consolidated operating results or financial condition.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Note 4 – Intangible Assets
     The table below presents identifiable, definite-lived intangible assets as of August 15 2005, and January 31, 2005:

	August 15, 2005			January 31, 2005
	Gross		Net	Gross		Net
Intangible	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	$17,171	$(2,969)	$14,202	$17,171	$(2,487)	$14,684
Franchise agreements	1,780	(287)	1,493	1,780	(258)	1,522
Favorable lease agreements	5,861	(3,329)	2,532	6,265	(3,369)	2,896

	$24,812	$(6,585)	$18,227	$25,216	$(6,114)	$19,102

     Amortization expense related to identifiable definite-lived intangible assets was $362 and $856 for the twelve and twenty-eight week periods ended August 15, 2005, and $744 and $1,492 for the twelve and twenty-eight week periods ended August 9, 2004, respectively. These intangible assets are amortized over periods of six to 20 years and are included in other assets, net, in the accompanying Condensed Consolidated Balance Sheets.
Note 5 – Indebtedness And Interest Expense
     We maintain a senior credit facility (the “Facility”) that provides for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan. The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments, with a balloon payment of the remaining principal balance at maturity on July 2, 2008. The Facility also requires term loan prepayments based upon an annual excess cash flow formula, as defined therein. Subject to certain conditions as defined in the Facility, the maturity of the term loan may be extended to May 1, 2010.
     During the twenty-eight weeks ended August 15, 2005, we voluntarily prepaid $15,500 of the $230,000 term loan, in addition to the $639 regularly scheduled principal payments. As of August 15, 2005, we had (i) borrowings outstanding under the term loan and revolving portions of the Facility of $122,512 and $1,000, respectively, (ii) outstanding letters of credit under the revolving portion of the Facility of $62,704, and (iii) availability under the revolving portion of the Facility of $86,296.
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
     As of August 15, 2005, the applicable interest rate on the term loan was LIBOR plus 2.00%, or 5.50%, per annum. For the revolving loan portion of the Facility, the applicable interest rate was Prime plus 1.00%, or 7.50%, per annum. We also incur fees on outstanding letters of credit under the Facility at a rate of 2.25% per annum.
     The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums is recognized quarterly in interest expense in the Condensed Consolidated Statements of Operations. During the quarter ended August 15, 2005, we recorded a credit of $12 to interest expense to increase the carrying value of the interest rate cap premiums to their fair value of $73 at August 15, 2005. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
     Subject to the terms of the Facility, we may make annual capital expenditures in the amount of $45,000, plus 80% of the amount of actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined) in excess of $110,000. We may also carry forward any unused capital expenditure amounts to the following year. Based on these terms, the Facility permits us to make capital expenditures of at least $63,836 in fiscal 2006, which could increase further based on our performance versus the EBITDA formula described above.
     The Facility also permits us to repurchase our common stock in an amount up to approximately $64,412 as of August 15, 2005. In addition, the dollar amount of common stock that we may purchase is increased each year by a portion of excess cash flow (as defined) during the term of the Facility. Our Board of Directors has authorized a program to allow us to repurchase up to $20,000 of our common stock. Based on the Board of Directors’ authorization and the amount of repurchase of our common stock that we have already made thereunder, as of August 15, 2005, we are permitted to make additional repurchases of our common stock up to $14,441.
     Until recently, the Facility prohibited us from paying cash dividends. On April 21, 2005, we amended the Facility to permit us to pay cash dividends on substantially the same terms as we have been and are permitted to repurchase shares of our common stock. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under our term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in our letter of credit fee rate. On April 25, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock, or a total of $2,361, which was paid on June 13, 2005, to our stockholders of record on May 23, 2005, and we further announced our intention to pay a regular quarterly cash dividend. On June 30, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock, for a total of $2,379, which is included in other current liabilities in our Condensed Consolidated Balance Sheet as of August 15, 2005, to our stockholders of record on August 15, 2005, which was paid on September 6, 2005.
     The Facility contains financial performance covenants, which include a minimum EBITDA requirement, a minimum fixed charge coverage ratio, and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of August 15, 2005.
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
     Interest expense consisted of the following:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 15, 2005	August 9, 2004	August 15, 2005	August 9, 2004
Facility	$1,650	$1,936	$3,919	$2,362
Senior subordinated notes due 2009	—	2,240	—	7,855
Capital lease obligations	1,450	1,595	3,381	3,798
2004 Convertible Notes	—	—	—	73
2023 Convertible Notes	969	969	2,261	2,262
Amortization of loan fees	795	903	1,885	1,945
Write-off of unamortized loan fees, term loan due July 2, 2008	4	410	229	803
Write-off of unamortized loan fees, term loan repaid June 2, 2004	—	339	—	339
Write-off of unamortized loan fees, senior subordinated notes due 2009	—	3,068	—	3,068
Letter of credit fees and other	355	503	921	1,178

	$5,223	$11,963	$12,596	$23,683

Note 6 — Facility Action Charges, Net
     The following transactions have been recorded in the accompanying Condensed Consolidated Statements of Operations as facility action charges, net:
(i)	impairment of long-lived assets for under-performing restaurants;

(ii)	store closure costs, including sublease of closed facilities at amounts below our primary lease obligation;

(iii)	gains (losses) on the sale of restaurants; and

(iv)	amortization of discount related to estimated liability for closing restaurants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The components of facility action charges, net are as follows:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 15, 2005	August 9, 2004	August 15, 2005	August 9, 2004
Carl’s Jr.
New decisions regarding closing restaurants	$—	$7	$—	$7
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	415	(130)	491	(155)
Impairment of assets to be disposed of	—	4	—	4
Impairment of assets to be held and used	394	198	775	1,624
(Gain) loss on sales of restaurants and surplus properties, net	(6)	123	(512)	(193)
Amortization of discount related to estimated liability for closing restaurants	51	67	124	182

	854	269	878	1,469

Hardee’s
New decisions regarding closing restaurants	567	227	744	4,305
Favorable dispositions of leased and fee surplus properties, net	(345)	(576)	(544)	(422)
Impairment of assets to be disposed of	—	366	8	427
Impairment of assets to be held and used	537	935	641	1,705
Loss (gain) on sales of restaurants and surplus properties, net	425	(169)	227	(1,203)
Amortization of discount related to estimated liability for closing restaurants	140	259	395	595

	1,324	1,042	1,471	5,407

La Salsa and Other
New decisions regarding closing restaurants	—	—	157	800
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	11	(15)	80	25
Impairment of assets to be held and used	167	588	243	992
Loss (gain) on sales of restaurants and surplus properties, net	136	(2)	217	3
Amortization of discount related to estimated liability for closing restaurants	2	1	8	3

	316	572	705	1,823

Total
New decisions regarding closing restaurants	567	234	901	5,112
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	81	(721)	27	(552)
Impairment of assets to be disposed of	—	370	8	431
Impairment of assets to be held and used	1,098	1,721	1,659	4,321
Loss (gain) on sales of restaurants and surplus properties, net	555	(48)	(68)	(1,393)
Amortization of discount related to estimated liability for closing restaurants	193	327	527	780

	$2,494	$1,883	$3,054	$8,699

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

			La Salsa
	Carl’s Jr.	Hardee’s	and Other	Total
Balance at January 31, 2005	$4,214	$13,075	$586	$17,875
New decisions regarding closing restaurants	—	744	157	901
Usage	(1,029)	(2,348)	(270)	(3,647)
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	491	(544)	80	27
Amortization of discount	124	395	8	527

Balance at August 15, 2005	3,800	11,322	561	15,683
Less current portion, included in other current liabilities	1,100	3,445	220	4,765

Long-term portion, included in other long-term liabilities	$2,700	$7,877	$341	$10,918

Note 7 — Income (Loss) Per Share
     We present “basic” and “diluted” income per share. Basic income per share represents net income divided by weighted-average shares outstanding. Diluted income per share represents net income divided by weighted-average shares outstanding, including all potentially dilutive securities and excluding all potentially anti-dilutive securities.
     The dilutive effect of stock options and warrants is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, unearned compensation on restricted stock, and tax benefits arising in connection with stock compensation, are assumed to be used to purchase our common stock at the average market price during the period. The dilutive effect of convertible debt is determined using the “if-converted” method, whereby interest charges and amortization of debt issuance costs, net of taxes, applicable to the convertible debt are added back to income and the convertible debt is assumed to have been converted at the beginning of the reporting period, with the resulting common shares being included in weighted-average shares.
     In conjunction with the acquisition of Santa Barbara Restaurant Group (“SBRG”), we assumed the options outstanding under various SBRG stock plans. We also assumed warrants to purchase approximately 982,000 shares of the Company’s common stock. Approximately 491,000 of the warrants were exercisable at $14.26 per share; the remaining approximately 491,000 of the warrants were exercisable at $15.28 per share. During the sixteen weeks ended May 23, 2005, approximately 86,000 warrants were exercised. The remaining warrants expired on May 1, 2005.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The table below presents the computation of basic and diluted earnings per share for the twelve and twenty-eight week periods ended August 15, 2005 and August 9, 2004.

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 15, 2005	August 9, 2004	August 15, 2005	August 9, 2004
	(In thousands except per share amounts)
Net income (loss) for computation of basic earnings per share	$8,448	$(12,689)	$24,447	$(2,185)
Weighted-average shares for computation of basic earnings per share	59,479	57,575	58,935	57,590
Basic net income (loss) per share	$0.14	$(0.22)	$0.41	$(0.04)

Net income (loss) for computation of basic earnings per share	$8,448	$(12,689)	$24,447	$(2,185)
Add: Interest and amortization costs for Convertible Notes due 2023	1,125	—	2,625	—

Net income (loss) for computation of diluted earnings per share	$9,573	$(12,689)	$27,072	$(2,185)

Weighted-average shares for computation of basic earnings per share	59,479	57,575	58,935	57,590
Dilutive effect of stock options and restricted stock	2,296	—	2,800	—
Dilutive effect of 2023 convertible notes	11,811	—	11,811	—

Weighted-average shares for computation of diluted earnings per share	73,586	57,575	73,546	57,590

Diluted net income (loss) per share	$0.13	$(0.22)	$0.37	$(0.04)

     The following table presents the number of potentially dilutive shares, in thousands, of our common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 15, 2005	August 9, 2004	August 15, 2005	August 9, 2004
2004 Convertible Notes	—	—	—	125
2023 Convertible Notes	—	11,811	—	11,811
Stock Options	2,499	5,017	2,115	5,425
Warrants	—	982	—	982
Note 8 — Segment Information
     We are principally engaged in developing, operating and franchising our Carl’s Jr. and Hardee’s quick-service restaurants and La Salsa fast-casual restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to the Facility, Senior Notes, 2004 Convertible Notes and 2023 Convertible Notes has been allocated to Hardee’s based on the use of funds. Certain amounts that we do not believe would be proper to allocate to the operating segments are included in Other (e.g., gains or losses on sales of long-term investments and the operating results of consolidated variable interest entities). The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Twelve Weeks Ended August 15, 2005
Revenue	$185,363	$161,115	$12,060	$1,245	$359,783
Operating income (loss)	18,635	6,903	(1,242)	(11,087)	13,209
Income (loss) before income taxes	17,923	3,094	(1,236)	(10,877)	8,904
Goodwill (as of August 15, 2005)	22,649	—	—	—	22,649

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Twelve Weeks Ended August 9, 2004
Revenue	$181,340	$158,611	$11,898	$1,885	$353,734
Operating income (loss)	6,516	2,535	(1,973)	33	7,111
Income (loss) before income taxes and discontinued operations	5,753	(16,389)	(2,002)	497	(12,141)
Goodwill (as of August 9, 2004)	22,649	—	—	—	22,649

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Twenty-eight Weeks Ended August 15, 2005
Revenue	$431,402	$364,261	$27,192	$2,837	$825,692
Operating income (loss)	39,900	11,071	(3,475)	(11,139)	36,357
Income (loss) before income taxes	38,156	1,665	(3,455)	(10,824)	25,542
Goodwill (as of August 15, 2005)	22,649	—	—	—	22,649

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Twenty-eight Weeks Ended August 9, 2004
Revenue	$418,425	$361,532	$26,657	$2,432	$809,046
Operating income (loss)	27,565	5,829	(4,463)	189	29,120
Income (loss) before income taxes and discontinued operations	25,598	(22,877)	(4,533)	689	(1,123)
Goodwill (as of August 9, 2004)	22,649	—	—	—	22,649
Note 9 — Net Assets Held For Sale
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The results of Timber Lodge included in the accompanying Condensed Consolidated Statements of Operations as discontinued operations for the twelve and twenty-eight week periods ended August 9, 2004 are as follows:

	Twelve Weeks	Twenty-eight Weeks
	Ended	Ended
	August 9, 2004	August 9, 2004
Revenue	$8,061	$21,429

Operating loss	$(300)	$(457)
Interest expense	4	10

Net loss	$(304)	$(467)

     The operating loss for Timber Lodge for the twelve and twenty-eight weeks ended August 9, 2004 includes impairment charges of $281 and $898, respectively, to reduce the carrying value of Timber Lodge to fair value.
     On September 3, 2004, we sold Timber Lodge to T-Lodge Acquisition Corp. (“TLAC”) for $8,816. We received $6,954 in cash and accepted two secured notes aggregating approximately $1,862 from the buyer. The notes are both secured by the personal property of TLAC and are comprised of (i) a $1,000 note maturing on January 1, 2009, with annual principal installments of $200 leading up to the maturity date, and bearing interest of 8.0%, payable monthly, and (ii) an $862 note with a balloon principal payment due on September 3, 2005, and bearing interest, payable monthly, of 9.0%. TLAC is a privately-held corporation whose owners include certain members of the management team of Timber Lodge and other investors.
     On September 3, 2005, TLAC failed to make the required $862 balloon payment discussed above. TLAC has proposed an extension of payment for the delinquent balance, and we are working with them to agree upon acceptable terms for such an extension. In the event that we are unable to reach an acceptable agreement with TLAC, we believe that the collateral securing the aggregate outstanding principal balance of $1,662 at August 15, 2005 is sufficient for us to recover the full amount of the notes.
     As of August 15, 2005, assets held for sale consisted of surplus restaurant properties.
Note 10 — Commitments And Contingent Liabilities
     In prior years, as part of our refranchising program, we sold existing restaurants to franchisees. In some cases, these restaurants were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchising expense. As of August 15, 2005, the present value of our lease obligations under the remaining master leases’ primary terms is $129,804. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to us. The present value of our exposure from franchisees characterized as under financial hardship is $22,168, exclusive of $1,010 that has been included in our closed store reserves included in other current liabilities and other long-term liabilities within the accompanying Condensed Consolidated Balance Sheets as of August 15, 2005.
     Pursuant to the Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 5). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation obligations and general, auto and health liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of August 15, 2005, we had outstanding letters of credit of $62,704, expiring at various dates through July 2006 under the revolving portion of the Facility.
     As of August 15, 2005, we had unconditional purchase obligations in the amount of $65,118, which primarily include contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     We have employment agreements with certain key executives (the “Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, a pro-rata portion of the bonus in effect for the year in which the termination occurs. Additionally, all options granted to the affected executives which have not vested as of the date of termination would vest immediately. The Agreements have terms of three years. If all of these Agreements had been triggered as of August 15, 2005, the Company would have made payments of approximately $6,111.
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
     As of August 15, 2005, we had recorded an accrued liability for contingencies related to litigation in the amount of $3,894, which relates to certain employment, real estate or other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of August 15, 2005, we estimated the contingent liability for those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $235 to $500.
     For several years, we offered a program whereby we guaranteed the loan obligations of certain franchisees to independent lending institutions. Franchisees have used the proceeds from such loans to acquire certain equipment and pay the costs of remodeling Carl’s Jr. restaurants. In the event a franchisee defaults under the terms of a program loan, we are obligated, within 15 days following written demand by the lending institution, to purchase such loan or assume the franchisee’s obligation thereunder by executing an assumption agreement and seeking a replacement franchisee for the franchisee in default. By purchasing such loan, we may seek recovery against the defaulting franchisee. As of August 15, 2005, the principal outstanding under program loans guaranteed by us totaled approximately $1,193, with maturity dates ranging from 2005 through 2009. As of August 15, 2005, we had no accrued liability for expected losses under this program and were not aware of any outstanding loans being in default.
     We also guarantee an obligation of a former subsidiary to a related party lending institution associated with an equipment leasing transaction. As of August 15, 2005, the remaining amount due to the lender under the equipment lease is approximately $18. We maintain a reserve for the estimated fair value of our guarantee, which is equal to 50% of the remaining obligation.
Note 11 — New Employee Benefit Plans
2005 Omnibus Incentive Compensation Plan
     Our 2005 Omnibus Incentive Compensation Plan (the “2005 Plan”) was approved by stockholders in June 2005. The Plan is an “omnibus” stock plan consisting of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock grants, stock appreciation rights and stock units. Participants in the 2005 Plan may be granted any one of the equity awards or any combination thereof, as determined by the Board of Directors.
     As of August 15, 2005, a total of 2,190 shares are available for future grants under this plan. Options generally have a term of 10 years from the date of grant. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. The terms of a restricted stock award may

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
require the Participant to pay a purchase price for the shares, or the Committee may provide that no payment is required. The 2005 Plan will terminate on March 22, 2015, unless the Board of Directors, at its discretion, terminates the Plan at an earlier date.
Deferred Compensation Plan
     On June 28, 2005, the Board of Directors approved the CKE Restaurants, Inc. Deferred Compensation Plan (the “Plan”). Under the Plan, participants may elect to defer, on a pre-tax basis, a portion of their base salary (in an amount not to exceed eighty percent (80%)), quarterly or annual bonus (in an amount not to exceed one hundred percent (100%)), or, in the case of non-employee directors, annual stipend and meeting fees (in an amount not to exceed one hundred percent (100%)). Any amounts deferred by a participant will be credited to such participant’s deferred compensation account, a bookkeeping device utilized solely for the purpose of determining the benefits payable to a participant under the Plan. The Plan further states that the Company may make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in such plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) vested as determined by the Board of Directors and the compensation committee of the Board of Directors with respect to all discretionary contributions made by the Company.
     The Plan provides that any amounts deferred under the Plan may not be distributed to a plan participant earlier than: (i) the Plan participant’s separation from service with the Company; (ii) the Plan participant’s retirement from the Company; (iii) the Plan participant’s disability; (iv) the Plan participant’s death; (v) the occurrence of a change in control; (vi) the occurrence of an unforeseeable emergency; or (vii) such other date as set forth in the plan participant’s deferral election, including a date that occurs prior to the Plan participant’s separation from service with the Company. Any amounts distributed to a Plan participant will be paid in a form specified by the Plan participant, or in the form of either a lump sum payment in an amount equal to the Plan participant’s deferred compensation account balance or equal annual installments of the Plan participant’s deferred compensation account balance over a period not to exceed (i) fifteen (15) years in the case of a distribution on or after a Plan participant’s attainment of the Normal Retirement Age set forth in the Plan or (ii) five (5) years in all other cases.
Note 12 — Purchase and Cancellation of Stock Options
     During the twelve weeks ended August 15, 2005, we purchased and canceled all of the outstanding options of Mr. William P. Foley, who resigned from the Board of Directors on July 19, 2005, for cash consideration of $11,000, which has been recorded as a component of general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. As of July 18, 2005, Mr. Foley held outstanding options to purchase an aggregate of 1,715,512 shares of our common stock, of which options to purchase 1,665,513 shares were vested and exercisable as of such date, and options to purchase 49,999 shares were unvested. The purchase price for Mr. Foley’s options was determined after negotiations between the parties using the Black-Scholes methodology. We retained a third-party valuation specialist to advise us in connection with this option purchase.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Safe Harbor Disclosure
     CKE Restaurants, Inc. and its subsidiaries (collectively referred to as the “Company”) is comprised of the operations of Carl’s Jr., Hardee’s, La Salsa, and Green Burrito, which is primarily operated as a dual-branded concept with Carl’s Jr. quick-service restaurants. The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 31, 2005. Unless otherwise indicated, all Note references herein refer to the accompanying Notes to Condensed Consolidated Financial Statements.
     Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals, and operating performance that are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond our control. Factors that could cause our results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding our products, the effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions or prevailing interest rates, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in our suppliers’ ability to provide quality and timely products, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of our franchisees, our franchisees’ willingness to participate in our strategy, the availability of financing for us and our franchisees, unfavorable outcomes in litigation, changes in accounting policies and practices, effectiveness of internal controls over financial reporting, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designed for development, and other factors as discussed in our filings with the Securities and Exchange Commission.
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
     Typically, restaurants are operated for three years before we test them for impairment. Also, restaurants typically are not tested for two years following a remodel. We believe this provides the restaurant sufficient time to establish

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
its presence in the market and build a customer base. If we were to test all restaurants for impairment without regard to the amount of time the restaurants were operating, the total asset impairment could increase substantially. In addition, if recently opened or remodeled restaurants do not eventually establish stronger market presence and build a customer base, the carrying value of certain of these restaurants may prove to be unrecoverable and we may incur additional impairment charges in the future.
     As of August 15, 2005, we had a total of 149 restaurants among our three major restaurant concepts that generated negative cash flows on a trailing one-year basis. These restaurants had combined net book values of $32,983. Included within these totals are 34 restaurants with combined net book values of $13,526 that have not been tested for impairment because they had not yet been operated for a sufficient period of time as of our most recent comprehensive semi-annual asset quality review in the second quarter of fiscal 2006. If these negative cash flow restaurants were not to begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be unrecoverable and we may recognize additional impairment charges in the future.
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
     If our assumptions used in performing the impairment test prove inaccurate, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. During the first quarter of fiscal year 2006, we evaluated the Carl’s Jr. brand, the only one of our brands for which we currently carry goodwill, through which we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of August 15, 2005, we have $22,649 in goodwill recorded on the Condensed Consolidated Balance Sheet, which relates to Carl’s Jr.
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
     The estimated liability for closing restaurants on properties vacated is based on the term of the lease and the lease termination fee we expect to pay, as well as estimated maintenance costs until the lease has been abated. The

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
amount of the estimated liability established is the present value of these estimated future payments, which approximates the fair value of such obligations. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in facility action charges, net, in our Condensed Consolidated Statements of Operations.
     A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants, which we determine based on our broker’s assessment of its ability to either successfully negotiate early terminations of our lease agreements with the lessors or sublease the properties. Additionally, we estimate the cost to maintain leased and owned vacant properties until the lease has been abated or the owned property has been sold. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. As of August 15, 2005, the present value of our operating lease payment obligations on all closed restaurants is approximately $8,977 which represents the discounted amount we would be required to pay if we are unable to enter into sublease agreements or terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can often terminate those leases for less than that amount, or sublease the property and, accordingly, we have recorded an estimated liability for operating lease obligations of $5,320 as of August 15, 2005.
Estimated Liability for Self-Insurance
     We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, general and auto liability claims over $500. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 4.5% as of August 15, 2005. The actuary, in determining our estimated liability, bases the assumptions on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development. The actual loss development may be better or worse than the development we estimated in conjunction with the actuary. In that event, we will modify the reserve. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we may, in conjunction with the actuary, adjust the expected losses upward and our future self-insurance expenses will rise.
     Within our semi-annual actuary reports, our actuary provides a range of estimated unpaid losses for each loss category. Using these estimates, we record adjustments to our accrued self-insurance liabilities, if necessary, to bring each loss category within the related range established by the actuary, provided that no amount in the range represents a better estimate than any other amount in the range. If our accrued liability exceeds the high end of the range, we reduce the accrued liability to the high end of the range. If our accrued liability is below the low end of the range, we record a charge to increase the accrued liability to the low end of the range. We then adjust our accrual rates for each loss category, on a prospective basis, in order to bring the respective accrued liabilities toward the midpoint of the range established by the actuary. As of August 15, 2005, our estimated liability for self-insured workers’ compensation, general and automobile liability losses ranged from a low of $35,892 to a high of $44,838. During the twelve weeks ended August 15, 2005, we recorded a $3,920 adjustment to reduce our self-insurance reserves to $44,812 based on the methodology described above.
Loss Contingencies
     We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS 5, Accounting for Contingencies, which requires that we assess each loss contingency

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our Condensed Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we accrue to the low end of the range. In accordance with SFAS 5, as of August 15, 2005, we have recorded an accrued liability for contingencies related to litigation in the amount of $3,894 (see Note 10 of Notes to Condensed Consolidated Financial Statements herein for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the recorded reserves and related Condensed Consolidated Financial Statement disclosure. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Condensed Consolidated Financial Statements.
     In addition, as of August 15, 2005, we estimated our potential exposure for those loss contingencies related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $235 to $500. In accordance with SFAS 5, we have not recorded a liability for those losses.
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
Franchised and Licensed Operations
     We monitor the financial condition of certain franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter, we perform an analysis to develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our Condensed Consolidated Financial Statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Additionally, we cease accruing royalties and rental income from franchisees that are materially delinquent in paying or in default for other reasons and reverse any royalties and rent income accrued during the fiscal quarter in which such delinquency or default occurs. Over time our assessment of individual franchisees may change. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally one year) such that we determined an allowance was no longer required.
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
     Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. In such cases, we account for the sublease payments received as franchising rental income and the lease payments we make as rental expense in franchised and licensed restaurants and other expense in our Condensed Consolidated Statements of Operations. As of August 15, 2005, the present value of our total obligation on lease arrangements with Hardee’s and Carl’s Jr. franchisees, including subsidized leases discussed further below, was $36,135 and $93,669, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past, however, we can provide no assurance that this will not occur.
     In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of August 15, 2005, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $19,041 and $5,629, respectively. Financially troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of August 15, 2005, the net book value of property under lease to Hardee’s franchisees that are considered to be financially troubled franchisees was approximately $17,949 and is included in the amount above. During fiscal 2006 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.
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
     The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Because losses are typically not probable and/or able to be reasonably estimated, we have not established an additional estimated liability for potential losses not yet incurred under a significant portion of our franchise sublease arrangements. The present value of the lease obligations for which we remain principally liable and have entered into subleases with financially troubled franchisees is approximately $22,168 (five financially troubled franchisees represent approximately 97% of this amount). If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion above). The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s concept (i.e., if our Hardee’s concept results continue to improve from the execution of our comprehensive plan, we would reasonably expect that the financial performance of our franchisees would improve).
Stock-Based Compensation
     As discussed in Notes 1 and 11 of Notes to Condensed Consolidated Financial Statements, we have various stock-based compensation plans that provide options for certain employees and non-employee directors to purchase shares of our common stock. We have elected to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
prescribed in SFAS 123, Accounting for Stock-Based Compensation. Because of this election, we are required to make certain disclosures of pro forma net income assuming we had adopted SFAS 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation (see Note 1 of Notes to Condensed Consolidated Financial Statements for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation).
     As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, we will be required to adopt SFAS 123 (Revised 2004), Share-Based Payment, as of the beginning of fiscal 2007.
Valuation Allowance for Net Deferred Tax Assets
     We have recorded a 100% valuation allowance against our net deferred tax assets. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income by evaluating the available evidence, including history of profitability, projection of income and other factors. In considering the weight given to the potential effect of both positive and negative evidence, an emphasis is placed on evidence that can be objectively verified. We have incurred a cumulative pretax loss for the three years ended August 15, 2005 of approximately $16,000. Even though we are projecting to be profitable in the future, the guidance established by SFAS 109 indicates that a cumulative loss in recent years provides a significant piece of objective negative evidence that is difficult to overcome with more subjective evidence, such as projected profitability, in evaluating the realizability of deferred tax assets. However, if profitability continues to the point where we are able to demonstrate a history of pretax income, instead of a cumulative loss, we expect such evidence may allow us to release a substantial majority of our valuation allowance and record an income tax benefit for such amount. If we were able to release some or all of our valuation allowance, we would expect to begin recording income tax expense using an effective tax rate of approximately 40%. Our current effective rate differs from the federal statutory rate primarily as a result of state taxes and changes in our valuation allowance.
     As a result of our net operating loss (“NOL”), credit carryforwards and expected favorable book/tax differences from depreciation and amortization, we expect that our cash requirements for U.S. federal and state income taxes will approximate 2.0% of our taxable earnings in fiscal 2006 and until such time that our various NOLs and credits are utilized. The 2.0% rate results primarily from alternative minimum tax (“AMT”), under which 10% of taxable earnings cannot be offset by NOL carryforwards and is subject to the AMT rate of 20%. The actual cash requirements for income taxes could vary significantly from our expectations for a number of reasons, including, but not limited to, unanticipated fluctuations in our deferred tax assets and liabilities, unexpected gains from significant transactions, unexpected outcomes of income tax audits, and changes in tax law. We expect to continue to incur foreign taxes on our income earned outside the U.S.
     As of January 31, 2005, approximately 28% of our net deferred income tax assets related to certain state NOL carryforwards, foreign and state tax credits, and federal AMT and general business tax credits. Utilization of the full benefit of such amounts may remain difficult for the foreseeable future, even if we generate taxable income, since they are subject to various limitations and may only be used to offset certain types of taxable income.
     As of August 15, 2005, our net deferred tax assets and related valuation allowance result in a net deferred tax liability of $1,805, of which $234 is included in other current liabilities and $1,571 is included in other long-term liabilities in our Condensed Consolidated Balance Sheet.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2006 Comparisons with Fiscal 2005
     The factors discussed below impact comparability of operating performance for the twelve and twenty-eight weeks ended August 15, 2005, and August 9, 2004, or could impact comparisons for the remainder of fiscal 2006.
Divestiture of Timber Lodge
     As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, Timber Lodge was accounted for as a discontinued operation, and we completed the sale of Timber Lodge on September 3, 2004. Because we had previously impaired the carrying value of Timber Lodge to reflect the anticipated sale proceeds, we did not generate additional gain or loss upon the Timber Lodge sale. The results of Timber Lodge included in our Condensed Consolidated Statements of Operations as discontinued operations for the twelve and twenty-eight week periods ended August 9, 2004, are as follows:

	Twelve Weeks	Twenty-eight Weeks
	Ended	Ended
	August 9, 2004	August 9, 2004
Revenue	$8,061	$21,429

Operating loss	$(300)	$(457)
Interest expense	4	10

Net loss	$(304)	$(467)

     The operating loss for Timber Lodge for the twelve and twenty-eight weeks ended August 9, 2004 includes impairment charges of $281 and $898, respectively, to reduce the carrying value of Timber Lodge to fair value.
Fiscal Year and Seasonality
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
     We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we quarterly review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants (see discussion under Critical Accounting Policies — Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of August 15, 2005, our consolidated allowance for doubtful accounts on notes receivable was 61.3% of the gross balance of notes receivable and our consolidated allowance for doubtful accounts on accounts receivable was 3.0% of the gross balance of accounts receivable. During fiscal 2004 and to a lesser extent during fiscal 2005, we established several notes receivable pursuant to completing workout agreements with several troubled franchisees. As of August 15, 2005, we have not recognized, on a cumulative basis, $7,452 in accounts receivable and $6,885 in notes receivable, nor the royalty and rent revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations. The result of increasing the allowance for doubtful accounts is an effective royalty rate lower than our standard contractual royalty rate.
     Effective royalty rate reflects royalties deemed collectible as a percent of franchise-generated revenue for all franchisees for which we are recognizing revenue. For the trailing thirteen periods ended August 15, 2005, the effective royalty rates for domestic Carl’s Jr. and Hardee’s were 3.8% and 3.7%, respectively. For the trailing thirteen periods ended August 9, 2004, the effective royalty rates for domestic Carl’s Jr. and Hardee’s were 3.8% and 3.7%, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Operating Review
     The following tables are presented to facilitate Management’s Discussion and Analysis and are presented in the same format in which we present segment information (see Note 8 of Notes to Condensed Consolidated Financial Statements).

	Twelve Weeks Ended August 15, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Elimination(B)	Total
Company-operated revenue	$133,026	$141,866	$11,669	$82	$—	$286,643
Company-operated average weekly unit volume (actual $- not in thousands)	25,842	17,441	15,938
Company-operated average unit volume (trailing-13 periods)	1,323	872	761
Franchise-operated average unit volume (trailing-13 periods)	1,151	880	870
Average check (actual $- not in thousands)	6.23	4.85	10.30
Company-operated same-store sales increase	1.0%	0.0%	2.6%
Company-operated same-store transaction decrease	(3.4)%	(2.8)%	(1.8)%
Franchise-operated same-store sales (decrease) increase	(0.6)%	(3.6)%	2.2%
Operating costs as a % of company-operated revenue:
Food and packaging	29.3%	30.1%	26.5%
Payroll and employee benefits	26.3%	30.9%	31.5%
Occupancy and other operating costs	20.9%	22.3%	34.6%
Restaurant-level margin	23.5%	16.7%	7.4%
Advertising as a percentage of company-operated revenue	6.5%	5.7%	3.0%
Franchising revenue:
Royalties	$6,056	$10,347	$390	$100	$(22)	$16,871
Distribution centers	41,261	6,813	—	—	—	48,074
Rent	4,631	1,899	—	—	—	6,530
Retail sales of variable interest entity	—	—	—	1,085	—	1,085
Other	389	190	1	—	—	580

Total franchising revenue	52,337	19,249	391	1,185	(22)	73,140

Franchising expense:
Administrative expense (including provision for bad debts)	1,168	1,188	340	—	—	2,696
Distribution centers	40,069	6,941	—	—	—	47,010
Rent and other occupancy	4,061	1,447	—	—	—	5,508
Operating costs of variable interest entity	—	—	—	1,102	(22)	1,080

Total franchising expense	45,298	9,576	340	1,102	(22)	56,294

Net franchising income	$7,039	$9,673	$51	$83	$—	$16,846

Facility action charges, net	$854	$1,324	$328	$(12)	$—	$2,494
Operating income (loss)	$18,635	$6,903	$(1,242)	$(11,087)	$—	$13,209

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Twelve Weeks Ended August 9, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated revenue	$129,412	$140,569	$11,498	$323	$281,802
Company-operated average weekly unit volume (actual $- not in thousands)	25,195	17,089	15,527
Company-operated average unit volume (trailing 13 periods)	1,255	838	736
Franchise-operated average unit volume (trailing 13 periods)	1,120	900	780
Average check (actual $- not in thousands)	5.92	4.68	9.76
Company-operated same-store sales increase	8.1%	6.2%	4.6%
Company-operated same-store transactions increase (decrease)	1.6%	(0.7)%	0.8%
Franchise-operated same-store sales increase	7.6%	5.1%	2.7%
Operating costs as a % of company-operated revenue:
Food and packaging	29.5%	30.2%	27.0%
Payroll and employee benefits	28.9%	33.7%	37.2%
Occupancy and other operating costs	21.2%	22.1%	34.2%
Restaurant level margin	20.4%	14.0%	1.6%
Advertising as a percentage of company-operated revenue	6.8%	5.9%	2.7%
Franchising revenue:
Royalties	$5,764	$10,833	$400	$79	$17,076
Distribution centers	41,129	4,416	—	—	45,545
Rent	4,818	2,640	—	—	7,458
Retail sales of variable interest entity	—	—	—	1,483	1,483
Other	217	153	—	—	370

Total franchising revenue	51,928	18,042	400	1,562	71,932

Franchising expense:
Administrative expense (including provision for bad debts)	644	208	202	—	1,054
Distribution centers	39,778	4,318	—	—	44,096
Rent and other occupancy	4,147	1,804	—	—	5,951
Operating costs of variable interest entity	—	—	—	1,463	1,463

Total franchising expense	44,569	6,330	202	1,463	52,564

Net franchising income	$7,359	$11,712	$198	$99	$19,368

Facility action charges, net	$269	$1,042	$567	$5	$1,883
Operating income (loss)	$6,516	$2,535	$(1,973)	$33	$7,111

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Twenty-eight Weeks Ended August 15, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Elimination(B)	Total
Company-operated revenue	$309,982	$321,637	$26,242	$270	$—	$658,131
Company-operated average weekly unit volume (actual $- not in thousands)	25,824	16,988	15,261
Average check (actual $- not in thousands)	6.19	4.77	10.17
Company-operated same-store sales increase	1.8%	0.0%	2.2%
Company-operated same-store transaction decrease	(3.3)%	(2.8)%	(2.4)%
Franchise-operated same-store sales (decrease) increase	(0.1)%	(3.3)%	2.4%
Operating costs as a % of company-operated revenue:
Food and packaging	29.0%	29.9%	26.3%
Payroll and employee benefits	27.0%	32.1%	32.4%
Occupancy and other operating costs	21.4%	22.7%	34.6%
Restaurant-level margin	22.6%	15.3%	6.7%
Advertising as a percentage of company-operated revenue	6.6%	5.9%	2.7%
Franchising revenue:
Royalties	$13,819	$23,113	$949	$222	$(48)	$38,055
Distribution centers	96,173	14,309	—	—	—	110,482
Rent	10,761	4,739	—	—	—	15,500
Retail sales of variable interest entity	—	—	—	2,393	—	2,393
Other	667	463	1	—	—	1,131

Total franchising revenue	121,420	42,624	950	2,615	(48)	167,561

Franchising expense:
Administrative expense (including provision for bad debts)	2,615	2,610	717	—	—	5,942
Distribution centers	93,393	14,533	—	—	—	107,926
Rent and other occupancy	9,537	3,344	—	—	—	12,881
Operating costs of variable interest entity	—	—	—	2,426	(48)	2,378

Total franchising expense	105,545	20,487	717	2,426	(48)	129,127

Net franchising income	$15,875	$22,137	$233	$189	$—	$38,434

Facility action charges, net	$878	$1,471	$689	$16	$—	$3,054
Operating income (loss)	$39,900	$11,071	$(3,475)	$(11,139)	$—	$36,357

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Twenty-eight Weeks Ended August 9, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated revenue	$299,621	$321,587	$25,700	$766	$647,674
Company-operated average weekly unit volume (actual $- not in thousands)	25,033	16,625	14,083
Average check (actual $- not in thousands)	5.85	4.62	9.62
Company-operated same-store sales increase	9.0%	9.3%	5.3%
Company-operated same-store transactions increase	1.7%	0.6%	1.8%
Franchise-operated same-store sales increase	8.0%	7.9%	3.5%
Operating costs as a % of company-operated revenue:
Food and packaging	28.9%	29.7%	27.4%
Payroll and employee benefits	28.4%	33.4%	35.0%
Occupancy and other operating costs	21.5%	22.0%	34.0%
Restaurant level margin	21.2%	14.9%	3.6%
Advertising as a percentage of company-operated revenue	6.6%	5.9%	2.8%
Franchising revenue:
Royalties	$13,345	$24,171	$924	$183	$38,623
Distribution centers	93,386	9,653	—	—	103,039
Rent	11,491	5,852	—	—	17,343
Retail sales of variable interest entity	—	—	—	1,483	1,483
Other	582	269	33	—	884

Total franchising revenue	118,804	39,945	957	1,666	161,372

Franchising expense:
Administrative expense (including provision for bad debts)	1,996	1,243	653	—	3,892
Distribution centers	90,765	9,728	—	—	100,493
Rent and other occupancy	9,482	4,226	—	—	13,708
Operating costs of variable interest entity	—	—	—	1,463	1,463

Total franchising expense	102,243	15,197	653	1,463	119,556

Net franchising income	$16,561	$24,748	$304	$203	$41,816

Facility action charges, net	$1,469	$5,407	$1,766	$57	$8,699
Operating income (loss)	$27,565	$5,829	$(4,463)	$189	$29,120

(A)	“Other” consists of one company-operated and 15 franchised and licensed Green Burrito restaurants that are not dual-branded and a consolidated variable interest Hardee’s franchise entity over which we do not exercise decision-making authority. Additionally, amounts that we do not believe would be proper to allocate to the operating segments are included in Other.

(B)	“Elimination” consists of the elimination of royalty revenues and expenses generated between Hardee’s and a variable interest entity franchisee included in our Condensed Consolidated Financial Statements.
Presentation of Non-GAAP Measurements
EBITDA
     EBITDA is a commonly used measurement of operating performance that is not based on accounting principles generally accepted in the United States (“GAAP”) for companies that issue public debt and a measure used by the lenders under our bank credit facility. We believe EBITDA is useful to our investors as an indicator of earnings available to service debt. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. As shown in the table below, we calculate EBITDA as earnings before cumulative effect of accounting changes, discontinued operations, interest expense, income taxes, depreciation and amortization, facility action charges, impairment of goodwill and impairment of assets held for sale. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. Additionally, we believe EBITDA

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
is a more meaningful indicator of earnings available to service debt when certain charges, such as impairment of goodwill and facility action charges, are excluded from income (loss) from continuing operations. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes, debt service payments and cash costs arising from facility actions.

	Twelve Weeks Ended August 15, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$17,469	$3,003	$(1,211)	$(10,813)	$8,448
Interest expense	970	4,246	6	1	5,223
Income tax expense (benefit)	454	91	(25)	(64)	456
Depreciation and amortization	5,815	8,627	824	38	15,304
Facility action charges (gains), net	854	1,324	328	(12)	2,494

EBITDA	$25,562	$17,291	$(78)	$(10,850)	$31,925

	Twelve Weeks Ended August 9, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$5,648	$(16,403)	$(2,002)	$68	$(12,689)
Net loss of discontinued segment, excluding impairment	—	—	—	23	23
Interest expense (income)	1,094	10,857	(2)	14	11,963
Income tax expense	106	14	—	124	244
Depreciation and amortization	5,691	9,052	988	41	15,772
Facility action charges, net	269	1,042	567	5	1,883
Premium on early redemption of Senior Notes	—	9,126	—	—	9,126
Impairment of Timber Lodge	—	—	—	281	281

EBITDA	$12,808	$13,688	$(449)	$556	$26,603

	Twenty-eight Weeks Ended August 15, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$37,202	$1,599	$(3,386)	$(10,968)	$24,447
Interest expense	2,299	10,189	16	92	12,596
Income tax expense (benefit)	954	66	(69)	144	1,095
Depreciation and amortization	13,634	20,224	1,962	89	35,909
Facility action charges, net	878	1,471	689	16	3,054

EBITDA	$54,967	$33,549	$(788)	$(10,627)	$77,101

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Twenty-eight Weeks Ended August 9, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$25,351	$(22,916)	$(4,534)	$(86)	$(2,185)
Net income of discontinued segment, excluding impairment	—	—	—	(431)	(431)
Interest expense (income)	2,767	20,927	(25)	14	23,683
Income tax expense	247	39	1	308	595
Depreciation and amortization	13,121	21,269	2,333	95	36,818
Facility action charges, net	1,469	5,407	1,766	57	8,699
Premium on early redemption of Senior Notes	—	9,126	—	—	9,126
Impairment of Timber Lodge	—	—	—	898	898

EBITDA	$42,955	$33,852	$(459)	$855	$77,203

     The following table reconciles EBITDA (a non-GAAP measure) to cash flow provided by operating activities (a GAAP measure):

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 15, 2005	August 9, 2004	August 15, 2005	August 9, 2004
Net cash provided by operating activities	$27,255	$20,168	$66,941	$67,609
Interest expense	5,223	11,963	12,596	23,683
Income tax expense	456	244	1,095	595
Premium on early redemption of Senior Notes	—	9,126	—	9,126
Amortization of loan fees	(795)	(903)	(1,885)	(1,945)
Recovery of losses on accounts and notes receivable	113	1,550	499	1,792
Loss on sales of property and equipment, capital leases and extinguishment of debts	(764)	(5,032)	(1,821)	(6,316)
Deferred income taxes	(47)	(62)	(97)	(144)
Other non-cash items	(6)	(34)	(62)	(67)
Net change in refundable income taxes	(383)	425	(644)	421
Change in estimated liability for closing restaurants and estimated liability for self-insurance	3,416	(210)	3,278	3,297
Net change in receivables, inventories, prepaid expenses and other current assets	(4,169)	3,318	1,219	(6,673)
Net change in accounts payable and other current and long-term liabilities	1,626	(14,230)	(4,018)	(14,427)
EBITDA from discontinued operations	—	(19)	—	441
Net cash provided to discontinued segment	—	280	—	252

EBITDA, including discontinued operations	31,925	26,584	77,101	77,644
Less: EBITDA from discontinued operations	—	19	—	(441)

EBITDA	$31,925	$26,603	$77,101	$77,203

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Carl’s Jr.
     During the twelve weeks ended August 15, 2005, we opened three and closed two Carl’s Jr. restaurants and Carl’s Jr. franchisees and licensees opened twelve restaurants and closed one. During the twenty-eight weeks ended August 15, 2005, we opened five and closed four Carl’s Jr. restaurants and Carl’s Jr. franchisees and licensees opened 20 restaurants and closed three. The following tables show the change in the Carl’s Jr. restaurant portfolio, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	Second Fiscal Quarter			Second Fiscal Quarter			Year-To-Date
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Company-operated	429	429	—	$133,026	$129,412	$3,614	$309,982	$299,621	$10,361
Franchised and licensed(a)	603	587	16	52,337	51,928	409	121,420	118,804	2,616

Total	1,032	1,016	16	$185,363	$181,340	$4,023	$431,402	$418,425	$12,977

(a)  Includes $41,261, $41,129, $96,173 and $93,386 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants during the twelve weeks ended August 15, 2005, and August 9, 2004 and the twenty-eight weeks ended August 15, 2005 and August 9, 2004, respectively.
Company-Operated Restaurants
     Revenue from company-operated Carl’s Jr. restaurants increased $3,614, or 2.8%, to $133,026 during the twelve weeks ended August 15, 2005, as compared to the twelve weeks ended August 9, 2004. This increase resulted primarily from the opening of eight new company-operated restaurants during the second half of fiscal 2005 and the first half of fiscal 2006, as well as a 1.0% increase in same-store sales. Average unit volume for the trailing 13 periods ended August 15, 2005, reached $1,323, an increase of 5.4% over the similar period ended August 9, 2004. We believe the successful expansion of the Six Dollar Burger™ line along with the successful promotion of the new Spicy BBQ Six Dollar Burger™, the Western Bacon Charbroiled Chicken Sandwich™, the Green Burrito Taco Salad™, and the continued promotion of the unique Breakfast Burger ™ contributed to these increases.
     During the twenty-eight week period ended August 15, 2005, revenue from company-operated Carl’s Jr. restaurants increased $10,361, or 3.5%, to $309,982. The increases are mainly due to a 1.8% increase in same store sales, due mostly to the reasons discussed above.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
     The changes in the restaurant-level margin are explained as follows:

		Twenty-
	Twelve	eight
	Weeks	Weeks
Restaurant-level margin for the period ended August 9, 2004	20.4%	21.2%
Decrease in workers’ compensation expense	2.0	1.1
Decrease in labor costs, excluding workers’ compensation	0.6	0.3
Decrease in general liability insurance expense	0.4	0.2
Decrease (increase) in food and packaging costs	0.2	(0.1)
Decrease in equipment lease expense	0.2	0.2
Increase in repair and maintenance expense	(0.2)	—
Decrease (increase) in asset retirement expense	0.1	(0.1)
Increase in banking/ATM fees	(0.1)	(0.1)
Increase in depreciation and amortization expense	(0.1)	(0.1)
Other, net	—	—

Restaurant-level margin for the period ended August 15, 2005	23.5%	22.6%

     Workers’ compensation expense as a percent of sales decreased during the twelve and twenty-eight weeks ended August 15, 2005, as compared to the twelve and twenty-eight week periods ended August 9, 2004, mainly due to a $1,785 reduction to claim reserves recorded in the second quarter of fiscal 2006 as compared to a $1,116 increase to claim reserves that was recorded during the second quarter of fiscal 2005. Both adjustments were the result of semi-annual actuarial reviews of outstanding claim reserves. The current quarter reduction to the required claim reserves results primarily from our actuary’s updated forecast of claim costs for the preceding two fiscal years. General liability insurance expense decreased as a percent of sales from the prior year comparable periods, due to a $345 reduction in claim reserves primarily related to our actuary’s updated forecast of claim costs for the prior fiscal year. Based on current actuarial estimates of insurance costs for fiscal 2006, Carl’s Jr. combined workers’ compensation and general liability insurance expenses for the second quarter of fiscal 2006 were approximately 100 basis points lower, as a percent of sales, than the anticipated run rate for the remainder of fiscal 2006.
     Labor costs, excluding workers’ compensation, as a percent of sales decreased during the twelve and twenty-eight weeks ended August 15, 2005, as compared to the twelve and twenty-eight weeks ended August 9, 2004, due mainly to more effective management of direct labor costs and the benefits of sales leverage.
     Food and packaging costs as a percent of sales decreased during the twelve weeks ended August 15, 2005, as compared to the prior year period, due primarily to decreases in the cost of several commodities such as bacon and cheese, which were partially offset by increases in the cost of beef and tomatoes. Food and packaging costs as a percent of sales increased during the twenty-eight weeks ended August 15, 2005, as compared to the prior year period, due primarily to increases in the cost of several commodities such as beef, ham, and tomatoes.
     Equipment lease expense as a percent of sales decreased during the twelve and twenty-eight weeks ended August 15, 2005, as compared to the twelve and twenty-eight weeks ended August 9, 2004, mainly due to the expiration of certain operating leases on point-of-sale equipment, which is being replaced by purchased equipment.
     Repair and maintenance expense, as a percent of sales, increased during the twelve weeks ended August 15, 2005, from the comparable prior year period, due mainly to increased repairs to buildings and kitchen equipment.
Franchised and Licensed Restaurants
     Total franchising revenue increased $409, or 0.8%, to $52,337 during the twelve weeks ended August 15, 2005, as compared to the twelve weeks ended August 9, 2004. The increase is comprised mainly of an increase of $132, or 0.3%, in food, paper and supplies sales to franchisees, resulting from the increase in the franchise store base over the comparable prior year period and overall commodity cost increases passed through to franchisees, partially offset by

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
the food purchasing volume impact of the 0.6% decrease in franchise same-store sales. Franchise royalties also grew $292, or 5.1%, during the twelve weeks ended August 15, 2005, as compared to the twelve weeks ended August 9, 2004 due to the opening of 16 new domestic and international franchised units. Rental income decreased $187, or 3.9%, due to the expiration of certain leases on property we previously sublet to franchisees. For most of these leases, the franchisees directly negotiated lease renewals with the landlord.
     Total franchising revenue increased $2,616, or 2.2%, to $121,420 during the twenty-eight weeks ended August 15, 2005, as compared to the twenty-eight weeks ended August 9, 2004. The increase is comprised mainly of an increase of $2,787, or 3.0%, in food, paper and supplies sales to franchisees, and increased franchise royalties of $474, or 3.6%, partially offset by decreased rental income of $730, or 6.4%, mostly for reasons similar to those noted in the second fiscal quarter discussion above.
      Net franchising income decreased $320, or 4.3%, during the twelve weeks ended August 15, 2005, as compared to the same period in the prior year primarily due to a prior year net recovery of bad debts of $355 and increased costs of food, paper and supplies sales to franchisees, partially offset by increased franchise royalty receipts.
      Net franchising income decreased $686, or 4.1%, during the twenty-eight weeks ended August 15, 2005, as compared to the same period in the prior year primarily due to a prior year net recovery of bad debts of $378 and a reduction in rental income that was accompanied by a slight increase in rent expense.
     Although not required to do so, approximately 89.7% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.
Hardee’s
     During the twelve weeks ended August 15, 2005, we opened one, sold three and closed seven Hardee’s restaurants; during the same period, Hardee’s franchisees and licensees opened five, acquired three and closed 17 restaurants. For the twenty-eight weeks ended August 15, 2005, we opened three, acquired one, sold three and closed 11 Hardee’s restaurants; during the same period, Hardee’s franchisees and licensees opened 15, sold one, acquired three and closed 30 restaurants. The following table shows the change in the Hardee’s restaurant portfolio, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	Second Fiscal Quarter			Second Fiscal Quarter			Year-To-Date
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Company-operated	667	690	(23)	$141,866	$140,569	$1,297	$321,637	$321,587	$50
Franchised and licensed	1,344	1,377	(33)	19,249	18,042	1,207	42,624	39,945	2,679

Total	2,011	2,067	(56)	$161,115	$158,611	$2,504	$364,261	$361,532	$2,729

Company-Operated Restaurants
     Revenue from company-operated Hardee’s restaurants increased $1,297, or 0.9%, to $141,866 during the twelve weeks ended August 15, 2005, as compared to the twelve weeks ended August 9, 2004. The increase is due to the opening of six new company-operated restaurants, including two high-volume turnpike locations, partially offset by closing 19 low performing restaurants. Average unit volume for the trailing 13 periods ended August 15, 2005, reached $872, an increase of 4.1% over the similar period ended August 9, 2004. During the same period, average check increased by 3.6%, due to the continued promotion of premium products such as our Spicy BBQ

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Thickburger™ and Hand-Scooped Ice Cream Shakes & Malts™ and the introduction of the Grilled Pork Chop Biscuit™.
     During the twenty-eight week period ended August 15, 2005, revenue from company-operated Hardee’s restaurants increased slightly to $321,637 from $321,587, due mostly to the opening of new restaurants and closing of low volume restaurants discussed above.
     The changes in restaurant-level margins are explained as follows:

		Twenty-
	Twelve	eight
	Weeks	Weeks
Restaurant-level margin for the period ended August 9, 2004	14.0%	14.9%
Decrease in workers’ compensation insurance expense	1.9	0.8
Decrease in labor and incentive costs, excluding workers’ compensation	0.9	0.5
Decrease in depreciation and amortization expense	0.3	0.2
Decrease in asset retirement expense	0.3	0.2
Increase in rent, property taxes and licenses	(0.2)	(0.2)
Increase in utilities expense	(0.2)	(0.1)
Decrease (increase) in food and packaging costs	0.1	(0.4)
Decrease in general liability insurance expense	0.1	0.1
Increase in uniform expense	(0.1)	(0.1)
Increase in bank/ATM fees	(0.1)	(0.1)
Increase in restaurant opening costs	(0.1)	(0.1)
Increase in repair and maintenance expenses	—	(0.3)
Rebate received from primary distributor	—	0.2
Increase in equipment lease expense	—	(0.2)
Other, net	(0.2)	(0.1)

Restaurant-level margin for the period ended August 15, 2005	16.7%	15.3%

     Workers’ compensation expense as a percent of sales decreased during the twelve and twenty-eight weeks ended August 15, 2005, as compared to the twelve and twenty-eight week periods ended August 9, 2004 mainly due to a $1,386 reduction to claim reserves recorded in the second quarter of fiscal 2006 as compared to a $1,213 increase to claim reserves that was recorded during the second quarter of fiscal 2005. Both adjustments were the result of semi-annual actuarial reviews of outstanding claim reserves. The current quarter reduction to the required claim reserves results primarily from (i) our recovery from an insurance company during the second quarter of fiscal 2006 of approximately $900 of claim payments that the company made in prior years that have now been determined to be the responsibility of said insurance company and (ii) our actuary’s updated forecast of claim costs for the prior fiscal year. General liability insurance expense decreased as a percent of sales from the prior year comparable periods, due to a $409 reduction in claim reserves primarily related to our actuary’s updated forecast of claim costs for the preceding two fiscal years. Based on current actuarial estimates of insurance costs for fiscal 2006, Hardee’s combined workers’ compensation and general liability insurance expenses for the second quarter of fiscal 2006 were approximately 110 basis points lower, as a percent of sales, than the anticipated run rate for the remainder of fiscal 2006.
     Labor costs, excluding workers’ compensation, decreased significantly as a percent of sales during the twelve and twenty-eight week periods ended August 15, 2005, from the comparable prior year period. This decrease resulted mainly from the continuing benefit of a revised labor management system that is designed to use labor more efficiently.
     Depreciation and amortization expense as a percent of sales decreased during the twelve and twenty-eight weeks ended August 15, 2005, as compared to the prior year periods mostly due to the expiration of certain point-of-sale

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
equipment capital leases during fiscal 2005 as well as the closure of 30 restaurants with low sales volume during the first quarter of fiscal 2005 and two restaurants in the second quarter of fiscal 2005.
     Asset retirement expense as a percent of sales decreased during the twelve and twenty-eight weeks ended August 15, 2005, mostly due to write-offs of certain fixed assets in fiscal 2005 that were not repeated in fiscal 2006.
     Rent, property taxes and licenses as a percent of sales increased during the twelve and twenty-eight weeks ended August 15, 2005 due to the opening of six new company-operated restaurants, including two high-volume turnpike restaurants.
     Utilities expense as a percent of sales increased during the twelve and twenty-eight weeks ended August 15, 2005, mostly due to increased spending on natural gas and electricity.
     Food and packaging costs as a percent of sales decreased slightly during the twelve weeks ended August 15, 2005 due to lower food and paper costs, but increased during the twenty-eight weeks ended August 15, 2005 due to higher beef prices.
     Repair and maintenance expense as a percent of sales remained flat for the twelve weeks ended August 15, 2005, but increased during the twenty-eight weeks ended August 15, 2005 due to increased maintenance on restaurant buildings and kitchen equipment.
     During the first quarter of fiscal 2006 we recorded a rebate of food costs from our major supplier that resulted from a reconciliation of pricing differences in prior periods.
     Equipment lease expense as a percent of sales increased during the twenty-eight weeks ended August 15, 2005 due mainly to the transition of certain point of sale equipment from capital to operating leases that occurred in late fiscal 2005.
Franchised and Licensed Restaurants
     Total franchising revenue increased $1,207, or 6.7%, to $19,249 during the twelve weeks ended August 15, 2005, as compared to the twelve weeks ended August 9, 2004. The increase is primarily due to a $2,397 or 54.3% increase in distribution center revenues related to increased equipment sales to new franchisees and increased franchise remodel activity, partially offset by decreases in royalty revenues and rental income, which decreased by $486, or 4.5%, and $741, or 28.1%, respectively. The decrease in royalty revenue and rental income is primarily due to a $1,608 reduction in royalty and rent payments received from two financially troubled franchises during the twelve weeks ended August 15, 2005, compared with the twelve weeks ended August 9, 2004. Rental income also decreased due to the expiration of certain leases on property we previously sublet to franchisees, which the franchisees now lease directly from the landlord.
     Total franchising revenue increased $2,679, or 6.7%, to $42,624 during the twenty-eight weeks ended August 15, 2005, as compared to the twenty-eight weeks ended August 9, 2004. The increase is primarily due to a $4,656 or 48.2% increase in distribution center revenues related to equipment sales to franchisees and increased franchise remodel activity, partially offset by franchise royalties, which decreased by $1,058, or 4.4% and franchise rental income, which decreased $1,113, or 19.0%. The decrease in royalty revenue and rental income primarily due to a $2,418 reduction in royalty and rent payments received from two financially troubled franchisees during the twenty-eight weeks ended August 15, 2005, compared with the twenty-eight weeks ended August 9, 2004. Rental income also decreased due to the expiration of certain leases on property we previously sublet to franchisees, which the franchisees now lease directly from the landlord.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
     Net franchising income decreased $2,039, or 17.4%, during the twelve weeks ended August 15, 2005, as compared to the same period in the prior year primarily due to reduced profits from sales of equipment to franchisees, and reduced royalty and rental income from financially troubled franchisees, as well as a $743 decrease in bad debt recoveries. During the second quarter of fiscal 2006, we recorded a net recovery of $140, compared with a net recovery of $883 in the same period in the prior year.
     Net franchising income decreased $2,611, or 10.6%, during the twenty-eight weeks ended August 15, 2005, as compared to the same period in the prior year primarily due to reduced royalty and rental income from financially troubled franchisees, and to a $466 decrease in bad debt recoveries. During the twenty-eight weeks ended August 15, 2005, we recorded a net recovery of $463, compared with a net recovery of $929 in the same period in the prior year.
La Salsa
     During the twelve weeks ended August 15, 2005, we did not open or close any La Salsa restaurants; during the same period, La Salsa franchisees and licensees did not open or close any restaurants. For the twenty-eight weeks ended August 15, 2005, we closed one La Salsa restaurant; during the same period, La Salsa franchisees and licensees did not open or close any restaurants. The following table shows the change in the La Salsa restaurant portfolio, as well as the change in revenue at La Salsa for the current quarter:

	Restaurant Portfolio			Revenue
	Second Fiscal Quarter			Second Fiscal Quarter			Year-To-Date
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Company-operated	61	62	(1)	$11,669	$11,498	$171	$26,242	$25,700	$542
Franchised and licensed	39	43	(4)	391	400	(9)	950	957	(7)

Total	100	105	(5)	$12,060	$11,898	$162	$27,192	$26,657	$535

     Same-store sales for company-operated La Salsa restaurants increased 2.6% during the twelve weeks ended August 15, 2005, as compared to the same period in the prior year. Revenue from company-operated La Salsa restaurants increased $171, or 1.5%, as compared to the twelve weeks ended August 9, 2004, primarily due to the increase in same-store sales, partially offset by a decrease in the number of company-operated restaurants. For the twenty-eight week period ended August 15, 2005, same-store sales for company-operated La Salsa restaurants increased 2.2%, as compared to the same period in the prior year; and, revenue from company-operated La Salsa restaurants increased $542, or 2.1%, as compared to the same period in the prior year, primarily due to the increase in same-store sales.
     Restaurant-level margins were 7.4% and 1.6% as a percent of company-operated restaurant revenues for the twelve-week periods ended August 15, 2005, and August 9, 2004, respectively. Margins were favorably impacted by approximately 540 basis points due to a decrease in workers’ compensation expense due primarily to a $126 reduction in claims reserves that was recorded in the second quarter of fiscal 2006 as compared to an approximate $570 charge to increase claim reserves during the second quarter of fiscal 2005. Both adjustments were the result of semi-annual actuarial reviews of outstanding claim reserves. Depreciation and amortization expense decreased by approximately 160 basis points due to the impairment of 16 La Salsa restaurants during the second half of fiscal 2005 and the first half of fiscal 2006; rent, property taxes and license expenses also decreased by approximately 160 basis points due to an adjustment to deferred rent in the second quarter of fiscal 2005 based on the current lease terms that was not repeated in the second quarter of fiscal 2006. Food and packaging costs decreased approximately 50 basis points due to the implementation of a program to more closely monitor food costs. These were partially offset by an increase of approximately 260 basis points in asset retirement expense due to the retirement of certain point of sale equipment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
     Restaurant-level margins were 6.7% and 3.6% as a percent of company-operated restaurant revenues for the twenty-eight week periods ended August 15, 2005, and August 9, 2004, respectively, mostly due to the reasons discussed above.
Consolidated Variable Interest Entities
     We consolidate the results of one franchise variable interest entity (“VIE”), which operates six Hardee’s restaurants, and approximately 85 Hardee’s cooperative advertising funds, which are also VIEs. We do not possess any ownership interest in the VIE franchise. Retail sales and operating expenses of the VIE franchise are included within franchised and licensed restaurants and other. The assets and liabilities of this entity are included in the accompanying Condensed Consolidated Balance Sheets, and are not significant to our consolidated financial position. The operating results of this franchise entity are included within the accompanying Condensed Consolidated Statements of Operations, and are not significant to our consolidated results of operations. The minority interest in the income or loss of this franchise entity is classified in other income (expense), net, in the accompanying Condensed Consolidated Statements of Operations, and in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2005. During the twelve weeks ended August 15, 2005, the VIE experienced a net loss that changed their equity position to a net deficit. As a result, we no longer have minority interest obligation as of August 15, 2005. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of this franchise entity. None of our assets serve as collateral for the creditors of this franchisee or any of our other franchisees. (See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of the VIE franchise.)
     The Hardee’s cooperative advertising funds consist of the Hardee’s National Advertising Fund and many local advertising cooperative funds. Each of these funds is a separate non-profit association with all the proceeds segregated and managed by a third-party accounting service company. The group of funds has been reported in our Condensed Consolidated Balance Sheets on a net basis, and is included within advertising fund assets, restricted, and advertising fund liabilities within current assets and current liabilities, respectively. The funds are reported as of the latest practicable date, which is the last day of the calendar quarter immediately preceding the balance sheet date.
Advertising Expense
     Advertising expenses decreased $319, or 1.8%, to $17,091 during the twelve weeks ended August 15, 2005, as compared to the similar period in the prior year. Advertising expenses as a percentage of company-operated restaurant revenue decreased from 6.2% to 6.0% during the same period. The decrease in advertising costs is primarily due to decreases in certain local advertising expenditures.
     Advertising expenses increased $408, or 1.0%, to $40,082 during the twenty-eight weeks ended August 15, 2005, as compared to the similar period in the prior year. Advertising expenses as a percentage of company-operated restaurant revenue remained flat at 6.1% during the same period.
General and Administrative Expense
     General and administrative expenses increased $761, or 1.9%, to $39,914 for the twelve weeks ended August 15, 2005, as compared to the twelve weeks ended August 9, 2004. General and administrative expenses were 11.1% of total revenue for the twelve weeks ended August 15, 2005 and August 9, 2004.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
     During the twelve weeks ended August 15, 2005, we purchased and canceled all of the outstanding options of Mr. William P. Foley, who resigned from the Board of Directors on July 19, 2005, for cash consideration of $11,000, which has been recorded as a component of general and administrative expense (See Note 12 of Notes to Condensed Consolidated Financial Statements).
     During the twelve weeks ended August 9, 2004, we incurred a $8,250 charge to increase certain litigation reserves as well as a loss of approximately $1,479 incurred upon the disposal of a partial interest in a corporate jet in which we shared ownership interest with a related party. During the twelve weeks ended August 15, 2005, we also incurred increases in salary and benefits due to increased staffing levels in certain functions, increased legal and consulting expenses primarily due to litigation activity and compliance work associated with the Sarbanes-Oxley Act of 2002, which were largely offset by a reduction in management bonus expense based on our performance relative to executive management bonus criteria.
     For the twenty-eight weeks ended August 15, 2005, general and administrative expenses increased $3,075, or 4.0%, to $79,885 as compared to the twenty-eight weeks ended August 9, 2004. General and administrative expenses were 9.7% of total revenue for the twenty-eight weeks ended August 15, 2005, as compared to 9.5% in the twenty-eight weeks ended August 9, 2004. The increase is due to the reasons discussed above, and include further increases for litigation activity and compliance work, as well as increased audit fees, associated with the year-end audit and compliance with the Sarbanes-Oxley Act of 2002.
Facility Action Charges
     Facility action charges arise from closure of company-operated restaurants, sublease of closed facilities at amounts below our primary lease obligation, impairments of long-lived assets to be disposed of or held and used, gains or losses upon disposal of surplus property, and discount amortization for obligations related to closed or subleased facilities to their future costs.
     Facility action charges increased $611, or 32.5%, to $2,494 during the twelve weeks ended August 15, 2005, as compared to the twelve weeks ended August 9, 2004. The increase is primarily due to $524 for reserves recorded during the second quarter of fiscal 2006 related to an increase in anticipated losses on certain facilities subleases and the smaller impairments of several additional stores in fiscal 2006, partially offset by significant impairments of several stores in fiscal 2005 that were not repeated in fiscal 2006.
     Facility action charges decreased $5,645, or 64.9%, to $3,054 during the twenty-eight weeks ended August 15, 2005, as compared to the twenty-eight weeks ended August 9, 2004. The decrease is primarily due to the closure of 30 restaurants, and significant impairment of several additional restaurants, mostly during the first quarter of fiscal 2005, which was repeated to a lesser extent in fiscal 2006, partially offset by an additional reserve of $524 related to an increase in anticipated losses on certain facilities subleases.
     See Note 6 of Notes to Condensed Consolidated Financial Statements included herein for additional detail of the components of facility action charges.
Interest Expense
     During the twelve weeks ended August 15, 2005, interest expense decreased $6,740, or 56.3%, to $5,223, as compared to the twelve weeks ended August 9, 2004, primarily as a result of lower average borrowings, lower interest rates upon refinancing our Senior Notes with a lower cost bank term loan and further amortization of our capital lease obligations since the prior year comparable period, as well as the write-off in fiscal 2005 of unamortized loan fees related to our Senior Notes, for which there was no comparable write-off in fiscal 2006.
     During the twenty-eight weeks ended August 15, 2005, interest expense decreased $11,087, or 46.8%, to $12,596, as compared to the twenty-eight weeks ended August 9, 2004, primarily as a result of lower average borrowings, lower interest rates upon refinancing our Senior Notes with a lower cost bank term loan and further

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
amortization of our capital lease obligations since the prior year comparable period, as well as the write-off in fiscal 2005 of unamortized loan fees related to our Senior Notes, for which there was no comparable write-off in fiscal 2006.
Other Income (Expense), Net
     Other income (expense), net, for the twelve and twenty-eight week periods ended August 15, 2005, and August 9, 2004, consisted of the following:

	Twelve Weeks Ended		Twenty-eight Weeks Ended
	August 15,	August 9,	August 15,	August 9,
	2005	2004	2005	2004
Premium incurred upon early redemption of debt	$—	$(9,126)	$—	$(9,126)
Interest income on notes receivable from franchisees, disposition properties and capital leases	252	709	616	951
Rental income from properties leased to third parties, net	359	299	713	687
Lease termination	—	515	—	515
Other, net	307	314	452	413

Total other income (expense), net	$918	$(7,289)	$1,781	$(6,560)

     Other income (expense), net, typically consists of lease and sublease income from non-franchisee tenants, provisions for bad debts on certain notes receivable from franchisees, and other non-operating charges. During the twelve weeks ended August 9, 2004, we recorded $9,126 premium paid upon the early redemption of our Senior Notes due 2009, and the receipt of a $515 lease termination make-whole payment. We also recorded approximately $300 of interest income upon collection of officer and non-employee director notes receivable, which is included in “interest income” above.
Income Taxes
     We recorded income tax expense for the twelve weeks ended August 15, 2005 of $456, comprised of foreign income taxes of $212 and federal and state income taxes of $244, which relate to current provisions and deferred taxes associated with a difference in amortization of goodwill for financial reporting versus income tax reporting purposes. For the twenty-eight weeks ended August 15, 2005, we recorded income tax expense of $1,095, comprised of foreign income taxes of $466 and federal and state income taxes of $629, which relate to current provisions and deferred taxes associated with a difference in amortization of goodwill for financial reporting versus income tax reporting purposes. Our effective rate differs from the federal statutory rate primarily as a result of changes in our valuation allowance and state taxes. If we had never been required to record a valuation allowance against our net deferred tax asset, our effective tax rate would have been approximately 40% for the year ended January 31, 2005 and the twenty-eight weeks ended August 15, 2005.
     We maintained a deferred tax liability of $1,708 as of January 31, 2005, which resulted from our net deferred tax assets and tax valuation allowance of approximately $188,471 and $190,179, respectively. As of August 15, 2005, our net deferred tax assets and related valuation allowance result in a net deferred tax liability of $1,805.
     At January 31, 2005, we had federal net operating loss (“NOL”) carryforwards of approximately $99,608, expiring in varying amounts in the years 2014 through 2025, and state NOL carryforwards in the amount of approximately $331,754, which expire in varying amounts in the years 2006 through 2025. We have federal NOL carryforwards for alternative minimum tax purposes of approximately $91,142. Additionally, we have an alternative minimum tax (AMT) credit carryforward of approximately $11,465. We also have generated general business credit

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
carryforwards in the amount of $11,181, which expire in varying amounts in the years 2020 through 2025, and foreign tax credits in the amount of $3,598, which expire in varying amounts in the years 2006 through 2010.
     We have recorded a 100% valuation allowance against our deferred tax assets, net of deferred tax liabilities that may offset our deferred tax assets for income tax accounting purposes, because we currently believe it is more likely than not that we will not realize the benefits of these deductible differences based on the evaluation of all available evidence in accordance with SFAS 109. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income by evaluating the available evidence, including history of profitability, projection of income and other factors. In considering the weight given to the potential effect of both positive and negative evidence, an emphasis is placed on evidence that can be objectively verified. We have incurred a cumulative pretax loss for the three years ended August 15, 2005 of approximately $16,000. Even though we are projecting to be profitable in the future, the guidance established by SFAS 109 indicates that a cumulative loss in recent years provides a significant piece of objective negative evidence that is difficult to overcome with more subjective evidence, such as projected profitability, in evaluating the realizability of deferred tax assets. However, if profitability continues to the point where we are able to demonstrate a history of pretax income, instead of a cumulative loss, we expect such evidence may allow us to release a substantial majority of our valuation allowance and record an income tax benefit for such amount. If we were able to release some or all of our valuation allowance, we would expect to begin recording income tax expense using an effective rate of approximately 40%.
     As of January 31, 2005, approximately 28% of our net deferred income tax assets related to certain state NOL carryforwards, foreign and state tax credits, and federal AMT and general business tax credits. Utilization of the full benefit of such amounts may remain difficult for the foreseeable future, even if we generate taxable income, since they are subject to various limitations and may only be used to offset certain types of taxable income.
     As a result of our NOL, credit carryforwards and expected favorable book/tax differences from depreciation and amortization, we expect that our cash requirements for U.S. federal and state income taxes will approximate 2.0% of our taxable earnings in fiscal 2006 and until such time that our various NOLs and credits are utilized. The 2.0% rate results primarily from AMT, under which 10% of taxable earnings cannot be offset by NOL carryforwards and is subject to the AMT rate of 20%. The actual cash requirements for income taxes could vary significantly from our expectations for a number of reasons, including, but not limited to, unanticipated fluctuations in our deferred tax assets and liabilities, unexpected gains from significant transactions, unexpected outcomes of income tax audits, and changes in tax law. We expect to continue to incur foreign taxes on our income earned outside the U.S.
Liquidity and Capital Resources
     We currently finance our business through cash flow from operations and borrowings under our credit facility. We believe our most significant cash use during the next 12 months will be for capital expenditures. We amended and restated our senior credit facility (the “Facility”) on June 2, 2004, and amended the Facility again on November 4, 2004 and April 21, 2005 (see below). We anticipate that existing cash balances, borrowing capacity under the Facility, and cash generated from operations will be sufficient to service existing debt and to meet our operating and capital requirements for at least the next 12 months. Additionally, we are able to sell restaurants as a source of liquidity, although we have no intention to do so significantly at this time. We have no potential mandatory payments of principal on our $105,000 of 4% Convertible Subordinated Notes due 2023 until October 1, 2008.
     We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of August 15, 2005, our current ratio was 0.65 to 1.
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
     During the twenty-eight weeks ended August 15, 2005, we voluntarily prepaid $15,500 of the $230,000 term loan, in addition to the $639 of required principal payments. As of August 15, 2005, we had (i) borrowings outstanding under the term loan and revolving portions of the Facility of $122,512 and $1,000, respectively, (ii) outstanding letters of credit under the revolving portion of the Facility of $62,704, and (iii) availability under the revolving portion of the Facility of $86,296.
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
     As of August 15, 2005, the applicable interest rate on the term loan was LIBOR plus 2.00%, or 5.50%, per annum. For the revolving loan portion of the Facility, the applicable interest rate was Prime plus 1.00%, or 7.50%, per annum. We also incur fees on outstanding letters of credit under the Facility at a rate of 2.25% per annum.
     The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums is recognized quarterly in interest expense in the Condensed Consolidated Statements of Operations. During the quarter ended August 15, 2005, we recorded a credit of $12 to interest expense to increase the carrying value of the interest rate cap premiums to their fair value of $73 at August 15, 2005. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
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
     The Facility also permits us to repurchase our common stock in an amount up to approximately $64,412 as of August 15, 2005. In addition, the dollar amount of common stock that we may purchase is increased each year by a portion of excess cash flow (as defined) during the term of the Facility. Our Board of Directors has authorized a program to allow us to repurchase up to $20,000 of our common stock. Based on the Board of Directors’ authorization and the amount of repurchase of our common stock that we have already made thereunder, as of August 15, 2005, we are permitted to make additional repurchases of our common stock up to $14,441.
     Until recently, the Facility prohibited us from paying cash dividends. On April 21, 2005, we amended the Facility to permit us to pay cash dividends on substantially the same terms as we have been and are permitted to repurchase shares of our common stock. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under our term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in our letter of credit fee rate. On April 25, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock, or a total of $2,361, which was paid on June 13, 2005, to our stockholders of record on May 23, 2005, and we further announced our intention to pay a regular quarterly cash

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
dividend. On June 30, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock to our stockholders of record on August 15, 2005, for a total of $2,379, which was paid on September 6, 2005.
     The Facility contains financial performance covenants, which include a minimum EBITDA requirement, a minimum fixed charge coverage ratio, and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of August 15, 2005.
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
     During the twenty-eight week period ended August 15, 2005, cash provided by operating activities was $66,941, a decrease of $668 or 1.0% from the prior year comparable period. The decrease resulted mainly from an increase in the accounts receivable and inventory balances, reduced accounts payable balances, reduced facility action charges and reduced gains on sales of equipment, partially offset by a $26,632 increase in net income. Accounts receivable and accounts payable balances can vary significantly from year to year depending upon the timing of large customer receipts and vendor payments, but they are not anticipated to be a significant source or use of cash in future periods.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
     Cash used in investing activities during the twenty-eight week period ended August 15, 2005 totaled $32,814, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, and collections on notes receivable. Capital expenditures for the twenty-eight weeks ended August 15, 2005 and August 9, 2004 were as follows:

	August 15,	August 9,
	2005	2004
New restaurants (including restaurants under development)
Carl’s Jr.	$5,535	$4,679
Hardee’s	4,841	2,075
La Salsa	261	710
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	2,942	324
Hardee’s	3,497	3,386
La Salsa	93	21
Other restaurant additions
Carl’s Jr.	5,253	5,686
Hardee’s	12,132	8,192
La Salsa	189	1,140
Corporate/other	4,865	2,514

Total	$39,608	$28,727

     Capital expenditures for the twenty-eight weeks ended August 15, 2005, increased $10,881, or 37.9%, over the comparable prior year period mainly due to ongoing upgrades to our restaurant point-of-sale and back-office systems and our human resources and payroll systems in the first and second quarters of fiscal 2006, rollout of equipment associated with a hand-dipped ice cream milkshake program, increased spending on several new units under construction, and implementation of an image enhancement program for Carl’s Jr. restaurants.
     Cash used in financing activities during the twenty-eight week period ended August 15, 2005 was $32,762, which principally consisted of repayment of $16,139 of term loans under our Facility (of which $15,500 represented voluntary prepayment thereof), net repayments of $13,500 under the revolving portion of our Facility, repayment of $2,873 of capital lease obligations, payment of $2,361 of dividends and a $4,706 decrease in our bank overdraft position (which is generally not a significant source or use of cash over the long term), partially offset by receipts from the exercise of stock options and warrants of $6,966.
Contractual Obligations
     We enter into purchasing contracts and pricing arrangements to control costs for commodities and other items that are subject to price volatility. We also enter into contractual commitments for marketing and sponsorship arrangements. These arrangements in addition to any unearned supplier funding and distributor inventory obligations result in unconditional purchase obligations (see further discussion regarding these obligations in Item 3 — Quantitative and Qualitative Disclosures About Market Risk), which totaled $65,118 as of August 15, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)
Interest Rate Risk
     Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. As of August 15, 2005, we had $123,512 of borrowings and $62,704 of letters of credit outstanding under the Facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $1,235. The estimated reduction is based upon the outstanding balance of the borrowings under the Facility and the weighted-average interest rate for the quarter and assumes no change in the volume, index or composition of debt as in effect on August 15, 2005. As of August 15, 2005, a hypothetical increase of 100 basis points in short-term interest rates would also cause the fair value of our convertible subordinated notes due 2005 to decrease approximately $3,191. The decrease in fair value was determined by discounting the projected cash flows assuming redemption on October 1, 2008.
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
Derivative Financial Instruments
     On July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the $371 of interest rate cap premiums will be recognized quarterly in interest expense in the consolidated statement of operations. During the twelve weeks ended August 15, 2005, we recorded a credit of $12 to interest expense to increase the carrying value of the interest rate cap premiums to their fair value of $73 at August 15, 2005. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 15, 2005, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     In our fiscal quarter ended May 23, 2005, we:
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
     We believe these changes effectively remediated the material weakness in our internal control over financial reporting that had existed as of January 31, 2005. We did not make any other changes in our internal control over financial reporting during the fiscal quarters ended May 23, 2005 and August 15, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information.
Item 1. Legal Proceedings.
     Information regarding legal proceedings is incorporated by reference from Note 10 of Notes to Condensed Consolidated Financial Statements set forth in Part 1 of this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(Dollars in thousands, except per share amounts)
Issuer Purchase of Equity Securities
     Our senior credit facility prohibited us from paying cash dividends to our stockholders until recently, and we did not declare any cash dividends for fiscal 2005 or fiscal 2004. On April 21, 2005, we amended our senior credit facility to permit us to pay cash dividends on substantially the same terms as we were and are permitted to repurchase shares of our common stock. On April 25, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock, or a total of $2,361, which was paid on June 13, 2005, to our stockholders of record on May 23, 2005, and we further announced our intention to pay a regular quarterly cash dividend. On June 30, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock to our stockholders of record on August 15, 2005, for a total of $2,379, which was paid on September 6, 2005.
     In April 2004, our Board of Directors authorized a program to allow us to repurchase up to $20,000 of our common stock. Pursuant to this authorization, during fiscal 2005, we repurchased 519,000 shares of our common stock at an average price of $10.68 per share, for a total cost, including trading commissions, of $5,559. We did not repurchase any additional shares in the twenty-eight weeks ended August 15, 2005.
     The following table provides information as of August 15, 2005, with respect to shares of common stock repurchased by the Company during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
				Maximum
				Dollar
				Value of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total	Price	of Publicly	Under the
	Number of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
May 24, 2005 — June 20, 2005	—	—	—	$14,441
June 21, 2005 — July 18, 2005	—	—	—	14,441
July 19, 2005 — August 15, 2005	—	—	—	14,441

Total	—	—	—	$14,441

Item 3. Defaults upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     The Company held its Annual Meeting of Stockholders on June 28, 2005, for the purpose of electing certain members of the Board of Directors. Management’s nominees for directors, whose term expired as of the date of the Annual Meeting, were elected by the following vote:

	Shares Voted For	Authority to Vote Withheld
Peter Churm	52,275,280	2,612,147
Janet E. Kerr	51,955,704	2,931,723
Daniel D. (Ron) Lane	50,515,318	4,372,109
Andrew F. Puzder	52,418,332	2,469,095
     The following individuals also continue to serve on the Board of Directors:
     Carl L. Karcher, Ronald B. Maggard, Sr., Daniel E. Ponder, Jr., Byron Allumbaugh, Douglas K. Ammerman and Frank P. Willey.
     At the annual meeting, the stockholders also voted upon and approved the following matters:
     Approval of the 2005 Omnibus Incentive Compensation Plan, a description of which is incorporated by reference to Note 11 of Notes to Consolidated Financial Statements set forth in Part 1 of this report.

For	Against	Abstain
33,948,093	6,215,551	2,561,690
     Amendment of 1994 Employee Stock Purchase Plan, increasing the number of shares of our common stock reserved for issuance under the 1994 Employee Stock Purchase Plan to 3,907,500.

For	Against	Abstain
26,172,897	14,034,543	2,517,894
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

Exhibit #
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

CKE RESTAURANTS, INC.
(Registrant)

Date: September 20, 2005	/s/ Theodore Abajian

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