Form 10-Q
period 2005-11-07
CKE RESTAURANTS INC
filed 2005-12-12
CIK 919628

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 7, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___to ___.
Commission file number 1-11313

CKE RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0602639
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6307 Carpinteria Avenue, Ste. A, Carpinteria, California	93013
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (805) 745-7500
Former Name, Former Address and Former Fiscal Year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      As of November 30, 2005, 59,459,678 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	November 7, 2005	January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$20,187	$18,432
Accounts receivable, net of allowance for doubtful accounts of $3,041 as of November 7, 2005 and $2,542 as of January 31, 2005	34,180	31,199
Related party trade receivables	5,064	6,760
Inventories, net	19,511	19,297
Prepaid expenses	12,622	13,056
Assets held for sale	525	1,058
Advertising fund assets, restricted	20,186	21,951
Other current assets	2,297	2,278

Total current assets	114,572	114,031
Notes receivable, net of allowance for doubtful accounts of $5,537 as of November 7, 2005 and $7,081 as of January 31, 2005	2,914	3,328
Property and equipment, net of accumulated depreciation and amortization of $437,637 as of November 7, 2005 and $413,021 as of January 31, 2005	463,136	461,286
Property under capital leases, net of accumulated amortization of $43,965 as of November 7, 2005 and $52,182 as of January 31, 2005	31,239	36,060
Goodwill	22,649	22,649
Other assets, net	26,927	31,529

Total assets	$661,437	$668,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$1,320	$16,066
Current portion of capital lease obligations	4,881	5,079
Accounts payable	52,395	52,484
Advertising fund liabilities	20,186	21,951
Other current liabilities	95,515	93,358

Total current liabilities	174,297	188,938
Bank indebtedness and other long-term debt, less current portion	111,918	138,418
Convertible subordinated notes due 2023	105,000	105,000
Capital lease obligations, less current portion	48,158	52,485
Other long-term liabilities	64,081	64,374

Total liabilities	503,454	549,215

Commitments and contingencies (Notes 5 and 10)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 59,449 shares issued and outstanding as of November 7, 2005; 58,082 shares issued and outstanding as of January 31, 2005	595	581
Additional paid-in capital	459,503	453,391
Unearned compensation on restricted stock	(962)	—
Accumulated deficit	(301,153)	(334,304)

Total stockholders’ equity	157,983	119,668

Total liabilities and stockholders’ equity	$661,437	$668,883

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 7, 2005	November 1, 2004	November 7, 2005	November 1, 2004
Revenue:
Company-operated restaurants	$274,822	$280,618	$932,953	$928,291
Franchised and licensed restaurants and other	69,291	68,328	236,852	229,700

Total revenue	344,113	348,946	1,169,805	1,157,991

Operating costs and expenses:
Restaurant operations:
Food and packaging	80,301	84,213	273,116	273,834
Payroll and other employee benefits	81,952	85,162	277,700	286,970
Occupancy and other	62,068	62,490	210,692	206,248

	224,321	231,865	761,508	767,052
Franchised and licensed restaurants and other	53,521	51,977	182,648	171,532
Advertising	16,334	16,466	56,416	56,140
General and administrative	28,220	28,630	108,105	105,439
Facility action charges, net	733	1,045	3,787	9,745

Total operating costs and expenses	323,129	329,983	1,112,464	1,109,908

Operating income	20,984	18,963	57,341	48,083
Interest expense	(5,334)	(6,746)	(17,930)	(30,429)
Other income (expense), net	743	1,024	2,524	(5,536)

Income before income taxes and discontinued operations	16,393	13,241	41,935	12,118
Income tax expense (benefit)	570	(70)	1,665	525

Income from continuing operations	15,823	13,311	40,270	11,593
Loss from operations of discontinued segment (net of income tax expense of $0)	—	(179)	—	(646)

Net income	$15,823	$13,132	$40,270	$10,947

Basic income per common share:
Continuing operations	$0.27	$0.23	$0.68	$0.20
Discontinued operations	—	—	—	(0.01)

Net income	$0.27	$0.23	$0.68	$0.19

Diluted income per common share:
Continuing operations	$0.23	$0.20	$0.60	$0.19
Discontinued operations	—	—	—	(0.01)

Net income	$0.23	$0.20	$0.60	$0.18

Dividends per common share	$0.04	$—	$0.12	$—

Weighted-average common shares outstanding:
Basic	59,440	57,605	59,154	57,568
Dilutive effect of stock options, convertible notes and restricted stock	13,514	13,812	14,266	1,934

Diluted	72,954	71,417	73,420	59,502

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Forty Weeks Ended November 7, 2005
	Common Stock					Treasury Stock
				Unearned
			Additional	Compensation				Total
			Paid-In	On Restricted	Accumulated			Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Shares	Amount	Equity
Balance at January 31, 2005	58,082	$581	$453,391	$—	$(334,304)	—	$—	$119,668
Cash dividends declared ($0.12 per share)	—	—	—	—	(7,119)	—	—	(7,119)
Issuance of restricted stock awards	75	1	1,018	(1,019)	—	—	—	—
Amortization of unearned compensation	—	—	—	57	—	—	—	57
Exercise of stock options and warrants	1,442	15	7,091	—	—	—	—	7,106
Repurchase of common stock	—	—	—	—	—	(150)	(1,999)	(1,999)
Retirement of treasury stock	(150)	(2)	(1,997)	—	—	150	1,999	—
Net income	—	—	—	—	40,270	—	—	40,270

Balance at November 7, 2005	59,449	$595	$459,503	$(962)	$(301,153)	—	$—	$157,983

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	November 7, 2005	November 1, 2004
Cash flow from operating activities:
Net income	$40,270	$10,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,962	52,071
Amortization of loan fees	2,705	2,829
Recovery of losses on accounts and notes receivable	(494)	(1,784)
Loss on sales of property and equipment, capital leases and extinguishment of debts	2,231	8,352
Facility action charges, net	3,787	9,745
Deferred income taxes	141	205
Other non-cash charges	95	320
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(5,472)	(4,317)
Net change in refundable income taxes	423	(818)
Net change in receivables, inventories, prepaid expenses and other current assets	(2,363)	3,243
Net change in accounts payable and other current and long-term liabilities	6,413	19,331
Loss from operations of discontinued segment	—	646
Net cash provided to discontinued segment	—	(257)

Net cash provided by operating activities	97,698	100,513

Cash flow from investing activities:
Purchases of property and equipment	(54,263)	(43,864)
Proceeds from sales of property and equipment	5,953	11,650
Collections on notes receivable	1,943	2,337
Increase in cash upon consolidation of variable interest entity	—	100
Disposition of brand, net of cash surrendered	—	6,954
Other investing activities	67	(407)

Net cash used in investing activities	(46,300)	(23,230)

Cash flow from financing activities:
Net change in bank overdraft	(4,527)	(8,852)
Borrowings under revolving credit facility	109,500	18,500
Repayments of borrowings under revolving credit facility	(124,000)	(15,000)
Proceeds from credit facility term loan	—	230,000
Repayment of credit facility term loan	(26,650)	(99,464)
Repayment of senior subordinated notes due 2009	—	(200,000)
Repayment of convertible subordinated notes due 2004	—	(22,319)
Repayment of other long-term debt	(148)	(186)
Borrowing by consolidated variable interest entity	51	—
Repayments of capital lease obligations	(4,135)	(5,975)
Collections on officer and non-employee director notes receivable	—	1,983
Payment of deferred loan fees	(101)	(6,188)
Repurchase of common stock	(1,999)	(5,559)
Exercise of stock options and warrants	7,106	2,294
Dividends paid on common stock	(4,740)	—

Net cash used in financing activities	(49,643)	(110,766)

Net increase (decrease) in cash and cash equivalents	1,755	(33,483)
Cash and cash equivalents at beginning of period	18,432	54,355

Cash and cash equivalents at end of period	$20,187	$20,872

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,388	$28,165

Income taxes, net of refunds received	$1,362	$3,363

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$280	$258

Dividends declared, not paid	$2,379	$—

Capital lease obligations incurred to acquire assets	$344	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Note 1 — Basis Of Presentation And Description Of Business
     CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, Green Burrito® (“Green Burrito”) and La Salsa Fresh Mexican Grill® (“La Salsa”) concepts. References to CKE Restaurants, Inc. throughout these Notes to our Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”
     Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-branded Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California. As of November 7, 2005, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Company-operated	428	664	61	1	1,154
Franchised and licensed	614	1,340	40	15	2,009

Total	1,042	2,004	101	16	3,163

     The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE and our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q, and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005. In our opinion, all adjustments considered necessary for a fair presentation of financial position and results of operations for this interim period have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year or for any future period.
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
Consolidation of Variable Interest Entities
     In accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46 (revised December 2003), Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), which we adopted on May 17, 2004, we consolidate certain variable interest entities (“VIEs”) within our Condensed Consolidated Financial Statements based on our determination that we are the primary beneficiaries of such VIEs.
     We consolidate one franchise entity that operates six Hardee’s restaurants. We sublease to this franchise entity all six of its operating locations and a substantial portion of its operating equipment. Because the principals did not invest a significant amount of equity, the legal entity within which this franchise operates is considered to be inadequately capitalized and, as a result, is a VIE. We determined we are the primary beneficiary of this VIE. The assets and liabilities of this entity are included in the accompanying Condensed Consolidated Balance Sheets, and are not significant to our consolidated financial position. The results of operations of this franchise entity are included within the accompanying Condensed Consolidated Statements of Operations, and are not significant to our consolidated results of operations. The minority interest in the income or loss of this franchise entity is classified in

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
other income (expense), net, in the accompanying Condensed Consolidated Statements of Operations, and in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2005. During the forty weeks ended November 7, 2005, the VIE experienced a net loss that changed its equity position to a net deficit. As a result, we no longer have a minority interest obligation as of November 7, 2005. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of this franchise entity. None of our assets serve as collateral for the creditors of this franchisee or any of our other franchisees.
     We also consolidate the Hardee’s cooperative advertising funds, which consist of the Hardee’s National Advertising Fund and approximately 82 local advertising cooperative funds because we have determined we are the primary beneficiaries of these funds. We have included $20,186 and $21,951 of advertising fund assets, restricted, and advertising fund liabilities in the accompanying Condensed Consolidated Balance Sheets as of November 7, 2005 and January 31, 2005, respectively.
Stock-Based Compensation
     At January 31, 2005, we had several stock-based employee compensation plans in effect, which are described more fully in Note 22 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005. During the forty weeks ended November 7, 2005, our shareholders approved the 2005 Omnibus Incentive Compensation Plan (the “2005 Plan”) (see Note 11). We account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted under these plans, as all such options had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During the forty weeks ended November 7, 2005, restricted stock awards were granted to certain executive officers and directors with an exercise price of $0 per share. The difference between the market price of the underlying common stock on the date of grant and the exercise price of restricted stock awards is initially recorded as unearned compensation on restricted stock within the stockholders’ equity section of our Condensed Consolidated Balance Sheet and subsequently amortized over the vesting period. During the twelve and forty weeks ended November 7, 2005, $47 and $57 of unearned compensation expense was amortized and is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.
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
     The assumptions used for grants in the forty weeks ended November 7, 2005 and November 1, 2004, are as follows:

	November 7, 2005	November 1, 2004
Annual dividend yield	1.24%	—
Expected volatility	64.5%	72.6%
Risk-free interest rate	4.55%	3.45%
Expected life of all options outstanding (years)	5.22	5.43
Weighted-average fair value of each option granted	$7.19	$7.15

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The assumptions used to determine the fair value of each option granted are highly subjective. Changes in the assumptions used would affect the fair value of the options granted as follows:

	Increase (Decrease) in	Increase (Decrease) in
	Fair Value of Options	Fair Value of Options
	Granted in the	Granted in the
	Forty Weeks	Forty Weeks
	Ended	Ended
Change in Assumption	November 7, 2005	November 1, 2004
10% increase in expected volatility	$0.82	$0.63
1% increase in risk-free interest rate	0.15	0.11
1 year increase in expected life of all options outstanding	0.48	0.47
10% decrease in expected volatility	(0.89)	(0.69)
1% decrease in risk-free interest rate	(0.15)	(0.12)
1 year decrease in expected life of all options outstanding	(0.59)	(0.56)
     The following tables reconcile reported net income to pro forma net income assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123:

	Twelve Weeks Ended
	November 7, 2005	November 1, 2004
Net income, as reported	$15,823	$13,132
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	47	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(913)	(1,197)

Net income — pro forma	$14,957	$11,935

Net income per common share:
Basic — as reported	$0.27	$0.23
Basic — pro forma	0.25	0.21
Diluted — as reported	0.23	0.20
Diluted — pro forma	0.22	0.18

	Forty Weeks Ended
	November 7, 2005	November 1, 2004
Net income, as reported	$40,270	$10,947
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	57	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3,363)	(3,396)

Net income — pro forma	$36,964	$7,551

Net income per common share:
Basic — as reported	$0.68	$0.19
Basic — pro forma	0.62	0.13
Diluted — as reported	0.60	0.18
Diluted — pro forma	0.55	0.13
Note 2 — Accounting Pronouncements Not Yet Adopted
     In December 2004, the FASB issued SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, supersedes APB 25 and related Interpretations and amends SFAS 95, Statement of Cash Flows. The provisions of SFAS 123R are similar to those of SFAS 123; however, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on their fair value on the date of grant. Fair value of share-based awards will be determined using option-pricing models (e.g., Black-Scholes or binomial models) and assumptions that appropriately reflect the specific circumstances of the awards. Compensation cost for existing awards will be recognized over the vesting period based on the fair value of awards that actually vest.

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
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. Previously, accounting principles generally accepted in the U.S. (“GAAP”) required that the cumulative effect of most changes in accounting principle be recognized in the period of the change. SFAS 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which for us is the beginning of fiscal 2007. We do not believe that the adoption of SFAS 154 will have a material impact on our consolidated financial position or results of operations.
     On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which requires that rental costs associated with ground or building operating leases that are incurred during a construction period must be recognized as rental expense and allocated over the lease term beginning on the date that the lessee is given control of the property. The FSP is effective for the first reporting period beginning after December 15, 2005, which for us is the first quarter of fiscal 2007. We do not believe the adoption of this FSP will have a material impact on our consolidated results of operations or financial position.
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
     On June 29, 2005, the FASB ratified EITF 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. This EITF addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This EITF is effective for leasehold improvements that are purchased or acquired after June 29, 2005. The adoption of this EITF did not have a material impact on our consolidated results of operations or financial position.
Note 4 — Other Assets
     Other assets as of November 7, 2005 and January 31, 2005 consist of the following:

	November 7,	January 31,
	2005	2005
Intangible assets (see below)	$17,864	$19,102
Deferred financing costs	6,496	9,470
Net investment in lease receivables, less current portion	769	867
Other	1,798	2,090

	$26,927	$31,529

     As of November 7, 2005 and January 31, 2005, intangible assets with finite useful lives were primarily comprised of intangible assets obtained through our acquisition of Santa Barbara Restaurant Group (“SBRG”) in fiscal 2003 and our Hardee’s acquisition transactions in fiscal 1999 and 1998. Such intangible assets have amortization periods ranging from three to 20 years and are included in other assets, net, in the accompanying Condensed Consolidated Balance Sheets.
     The table below presents identifiable, definite-lived intangible assets as of November 7, 2005 and January 31, 2005:

	November 7, 2005			January 31, 2005
	Gross		Net	Gross		Net
Intangible	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	$17,171	$(3,167)	$14,004	$17,171	$(2,487)	$14,684
Franchise agreements	1,780	(307)	1,473	1,780	(258)	1,522
Favorable lease agreements	5,662	(3,275)	2,387	6,265	(3,369)	2,896

	$24,613	$(6,749)	$17,864	$25,216	$(6,114)	$19,102

     Amortization expense related to identifiable definite-lived intangible assets was $349 and $1,205 for the twelve and forty weeks ended November 7, 2005, and $428 and $1,920 for the twelve and forty weeks ended November 1, 2004, respectively.
Note 5 — Indebtedness And Interest Expense
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
     During the forty weeks ended November 7, 2005, we voluntarily prepaid $25,706 of the $230,000 term loan, in addition to the $944 regularly scheduled principal payments. As of November 7, 2005, we had (i) borrowings outstanding under the term loan portion of the Facility of $112,000, (ii) no outstanding borrowings under the revolving portion of the facility, (iii) outstanding letters of credit under the revolving portion of the Facility of $62,704, and (iv) availability under the revolving portion of the Facility of $87,296. Subsequent to November 7, 2005, we voluntarily prepaid an additional $13,000 on our term loan, reducing the balance to $99,000.
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
     As of November 7, 2005, the applicable interest rate on the term loan was LIBOR plus 2.00%, or 6.00%, per annum. We also incur fees on outstanding letters of credit under the Facility at a rate of 2.25% per annum.
     The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums is recognized quarterly in interest expense in the Condensed Consolidated Statements of Operations. During the quarter ended November 7, 2005, we recorded a credit of $20 to interest expense to increase the carrying value of the interest rate cap premiums to their fair value of $93 at November 7, 2005. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
     Subject to the terms of the Facility, we may make annual capital expenditures in the amount of $45,000, plus 80% of the amount of actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the agreement) in excess of $110,000. We may also carry forward any unused capital expenditure amounts to the following year. Based on these terms, the Facility permits us to make capital expenditures of at least $63,836 in fiscal 2006, which could increase further based on our performance versus the EBITDA formula described above.
     The Facility also permits us to repurchase our common stock in an amount up to approximately $62,081 as of November 7, 2005. In addition, the dollar amount of common stock that we may purchase is increased each year by a portion of excess cash flow (as defined in the agreement) during the term of the Facility.
     Until recently, the Facility prohibited us from paying cash dividends. On April 21, 2005, we amended the Facility to permit us to pay cash dividends on substantially the same terms as we have been, and are, permitted to repurchase shares of our common stock. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under our term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in our letter of credit fee rate. On April 25, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock and we further announced our intention to pay a regular quarterly cash dividend. During the forty weeks ended November 7, 2005, we declared cash dividends of $0.12 per share of common stock, for a total of $7,119. As of November 7, 2005, dividends payable of $2,379 have been included in other current liabilities in our Condensed Consolidated Balance Sheet. These dividends were subsequently paid on November 28, 2005.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The Facility contains financial performance covenants, which include a minimum EBITDA requirement, a minimum fixed charge coverage ratio, and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of November 7, 2005.
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
     Interest expense consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 7, 2005	November 1, 2004	November 7, 2005	November 1, 2004
Facility	$1,743	$1,989	$5,868	$4,351
Senior subordinated notes due 2009	—	—	—	7,855
Capital lease obligations	1,446	1,593	4,827	5,392
2004 Convertible Notes	—	—	—	73
2023 Convertible Notes	969	947	3,230	3,208
Amortization of loan fees	820	884	2,705	2,829
Write-off of unamortized loan fees, term loan due July 2, 2008	125	726	354	1,597
Write-off of unamortized loan fees, term loan repaid June 2, 2004	—	—	—	339
Write-off of unamortized loan fees, senior subordinated notes due 2009	—	—	—	3,068
Letter of credit fees and other	231	607	946	1,717

	$5,334	$6,746	$17,930	$30,429

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Note 6 — Facility Action Charges, Net
     The following transactions have been recorded in the accompanying Condensed Consolidated Statements of Operations as facility action charges, net:
(i)	impairment of long-lived assets for under-performing restaurants to be disposed of or held and used;

(ii)	store closure costs, including sublease of closed facilities at amounts below our primary lease obligation;

(iii)	gains (losses) on the sale of restaurants; and

(iv)	amortization of discount related to estimated liability for closing restaurants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The components of facility action charges, net are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 7, 2005	November 1, 2004	November 7, 2005	November 1, 2004
Carl’s Jr.
New decisions regarding closing restaurants	$—	$—	$—	$7
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	305	67	795	(88)
Impairment of assets to be disposed of	—	24	—	28
Impairment of assets to be held and used	—	43	775	1,667
Loss (gain) on sales of restaurants and surplus properties, net	4	(212)	(507)	(405)
Amortization of discount related to estimated liability for closing restaurants	58	59	182	241

	367	(19)	1,245	1,450

Hardee’s
New decisions regarding closing restaurants	213	184	957	4,489
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	187	(322)	(357)	(744)
Impairment of assets to be disposed of	14	256	23	683
Impairment of assets to be held and used	—	183	641	1,888
Loss (gain) on sales of restaurants and surplus properties, net	74	(126)	299	(1,329)
Amortization of discount related to estimated liability for closing restaurants	142	214	538	809

	630	389	2,101	5,796

La Salsa and Other
New decisions regarding closing restaurants	—	275	157	1,075
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	(342)	16	(256)	41
Impairment of assets to be held and used	—	384	243	1,377
Loss (gain) on sales of restaurants and surplus properties, net	75	(1)	292	2
Amortization of discount related to estimated liability for closing restaurants	3	1	5	4

	(264)	675	441	2,499

Total
New decisions regarding closing restaurants	213	459	1,114	5,571
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	150	(239)	182	(791)
Impairment of assets to be disposed of	14	280	23	711
Impairment of assets to be held and used	—	610	1,659	4,932
Loss (gain) on sales of restaurants and surplus properties, net	153	(339)	84	(1,732)
Amortization of discount related to estimated liability for closing restaurants	203	274	725	1,054

	$733	$1,045	$3,787	$9,745

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The following table summarizes the activity in our estimated liability for closing restaurants:

			La Salsa
	Carl’s Jr.	Hardee’s	and Other	Total
Balance at January 31, 2005	$4,214	$13,075	$586	$17,875
New decisions regarding closing restaurants	—	957	157	1,114
Usage	(1,421)	(3,496)	(329)	(5,246)
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	795	(357)	(256)	182
Amortization of discount	182	538	5	725

Balance at November 7, 2005	3,770	10,717	163	14,650
Less current portion, included in other current liabilities	1,170	3,873	57	5,100

Long-term portion, included in other long-term liabilities	$2,600	$6,844	$106	$9,550

Note 7 — Income Per Share
     We present “basic” and “diluted” income per share. Basic income per share represents net income divided by weighted-average shares outstanding. Diluted income per share represents net income plus the interest and fees relating to any dilutive convertible debt outstanding, divided by weighted-average shares outstanding, including all potentially dilutive securities and excluding all potentially anti-dilutive securities.
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
     In conjunction with the acquisition of SBRG, we assumed the options outstanding under various SBRG stock plans. We also assumed warrants to purchase approximately 982,000 shares of the company’s common stock. Approximately 491,000 of the warrants were exercisable at $14.26 per share; the remaining approximately 491,000 of the warrants were exercisable at $15.28 per share. During the sixteen weeks ended May 23, 2005, approximately 86,000 warrants were exercised. The remaining warrants expired on May 1, 2005.
     The table below presents the computation of basic and diluted earnings per share for the twelve and forty weeks ended November 7, 2005 and November 1, 2004:

	Twelve Weeks Ended		Forty Weeks Ended
	November 7, 2005	November 1, 2004	November 7, 2005	November 1, 2004
	(In thousands except per share amounts)
Net income for computation of basic earnings per share	$15,823	$13,132	$40,270	$10,947
Weighted-average shares for computation of basic earnings per share	59,440	57,605	59,154	57,568
Basic net income per share	$0.27	$0.23	$0.68	$0.19

Net income for computation of basic earnings per share	$15,823	$13,132	$40,270	$10,947
Add: Interest and amortization costs for Convertible Notes due 2023	1,125	1,126	3,750	—

Net income for computation of diluted earnings per share	$16,948	$14,258	$44,020	$10,947

Weighted-average shares for computation of basic earnings per share	59,440	57,605	59,154	57,568
Dilutive effect of stock options and restricted stock	1,703	2,001	2,455	1,934
Dilutive effect of 2023 convertible notes	11,811	11,811	11,811	—

Weighted-average shares for computation of diluted earnings per share	72,954	71,417	73,420	59,502

Diluted net income per share	$0.23	$0.20	$0.60	$0.18

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The following table presents the number of potentially dilutive shares, in thousands, of our common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive:

	Twelve Weeks Ended		Forty Weeks Ended
	November 7, 2005	November 1, 2004	November 7, 2005	November 1, 2004
2004 Convertible Notes	—	—	—	87
2023 Convertible Notes	—	—	—	11,811
Stock Options and Restricted Stock	2,105	2,721	2,402	3,709
Warrants	—	982	—	982
Note 8 — Segment Information
     We are principally engaged in developing, operating and franchising our Carl’s Jr. and Hardee’s quick-service restaurants and La Salsa fast-casual restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of its segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to the Facility, Senior Notes, 2004 Convertible Notes and 2023 Convertible Notes has been allocated to Hardee’s based on the use of funds. Certain amounts that we do not believe would be proper to allocate to the operating segments are included in Other (e.g., gains or losses on sales of long-term investments and the results of operations of consolidated variable interest entities). The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005).

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Twelve Weeks Ended November 7, 2005
Revenue	$181,041	$150,822	$11,200	$1,050	$344,113
Operating income (loss)	17,754	4,275	(904)	(141)	20,984
Income (loss) before income taxes	17,100	327	(897)	(137)	16,393
Goodwill (as of November 7, 2005)	22,649	—	—	—	22,649

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Twelve Weeks Ended November 1, 2004
Revenue	$180,890	$155,572	$11,061	$1,423	$348,946
Operating income (loss)	16,334	4,186	(1,484)	(73)	18,963
Income (loss) before income taxes and discontinued operations	15,768	(1,110)	(1,466)	49	13,241
Goodwill (as of November 1, 2004)	22,649	—	—	—	22,649

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Forty Weeks Ended November 7, 2005
Revenue	$612,443	$515,083	$38,392	$3,887	$1,169,805
Operating income (loss)	57,654	15,346	(4,379)	(11,280)	57,341
Income (loss) before income taxes	55,256	1,992	(4,352)	(10,961)	41,935
Goodwill (as of November 7, 2005)	22,649	—	—	—	22,649

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Forty Weeks Ended November 1, 2004
Revenue	$599,315	$517,104	$37,719	$3,853	$1,157,991
Operating income (loss)	43,899	10,014	(5,947)	117	48,083
Income (loss) before income taxes and discontinued operations	41,366	(23,988)	(5,998)	738	12,118
Goodwill (as of November 1, 2004)	22,649	—	—	—	22,649

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
     The results of Timber Lodge included in the accompanying Condensed Consolidated Statements of Operations as discontinued operations for the twelve and forty weeks ended November 1, 2004 are as follows:

	Twelve Weeks	Forty Weeks
	Ended	Ended
	November 1, 2004	November 1, 2004
Revenue	$2,700	$24,129

Operating loss	$(179)	$(636)
Interest expense	—	10

Net loss	$(179)	$(646)

     The operating loss for Timber Lodge for the twelve and forty weeks ended November 1, 2004 includes impairment charges of $0 and $898, respectively, to reduce the carrying value of Timber Lodge to fair value.
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
     On September 3, 2005, TLAC failed to make the required $862 balloon payment discussed above. We have granted TLAC an extension through December 31, 2005 for payment of the $862. We believe that the collateral securing the aggregate outstanding principal balance of $1,662 at November 7, 2005 is sufficient for us to recover the full amount of the notes.
     As of November 7, 2005, assets held for sale consisted of surplus restaurant properties.
Note 10 — Commitments And Contingent Liabilities
     In prior years, as part of our refranchising program, we sold existing restaurants to franchisees. In some cases, these restaurants were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchising expense. As of November 7, 2005, the present value of our lease obligations under the remaining master leases’ primary terms is $126,715. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to us. The present value of future sublease obligations from franchisees characterized as under financial hardship is $21,506.
     Pursuant to the Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 5). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation obligations and general, auto and health liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of November 7, 2005, we had outstanding letters of credit of $62,704, expiring at various dates through November 2006 under the revolving portion of the Facility.
     As of November 7, 2005, we had unconditional purchase obligations in the amount of $55,188, which primarily include contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     We have employment agreements with certain key executives (the “Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, a pro-rata portion of the bonus in effect for the year in which the termination occurs. Additionally, all options and restricted stock granted to the affected executives which have not vested as of the date of termination would vest immediately. The Agreements have terms of three years. If all of these Agreements had been triggered as of November 7, 2005, the Company would have made payments of approximately $5,683.
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
     As of November 7, 2005, we had recorded an accrued liability for contingencies related to litigation in the amount of $3,115, which relates to certain employment, real estate and other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of November 7, 2005, we estimated the contingent liability for those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $105 to $200.
     For several years, we offered a program whereby we guaranteed the loan obligations of certain franchisees to independent lending institutions. Franchisees have used the proceeds from such loans to acquire certain equipment and pay the costs of remodeling Carl’s Jr. restaurants. In the event a franchisee defaults under the terms of a program loan, we are obligated, within 15 days following written demand by the lending institution, to purchase such loan or assume the franchisee’s obligation thereunder by executing an assumption agreement and seeking a replacement franchisee for the franchisee in default. By purchasing such loan, we may seek recovery against the defaulting franchisee. As of November 7, 2005, the principal outstanding under program loans guaranteed by us totaled approximately $988, with maturity dates ranging from 2005 through 2009. As of November 7, 2005, we had no accrued liability for expected losses under this program and were not aware of any outstanding loans being in default.
Note 11 — Employee Benefit Plans
2005 Omnibus Incentive Compensation Plan
     Our 2005 Plan was approved by stockholders in June 2005. The 2005 Plan is an “omnibus” stock plan consisting of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock grants, stock appreciation rights and stock units. Participants in the 2005 Plan may be granted any one of the equity awards or any combination thereof, as determined by a committee of the Board of Directors. A total of 2,500,000 shares are available for grant under the 2005 Plan. Options generally have a term of 10 years from the date of grant and vest as prescribed by the committee that is authorized to administer the 2005 Plan. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. The terms of a restricted stock award may require the participant to pay a purchase price for the shares, or the committee may provide that no payment is required.
     As of November 7, 2005, a total of 2,015,000 shares are available for future grants under this plan. The 2005 Plan will terminate on March 22, 2015, unless the Board of Directors, at its discretion, terminates the Plan at an earlier date.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Deferred Compensation Plan
     On June 28, 2005, the Board of Directors approved the CKE Restaurants, Inc. Deferred Compensation Plan (the “Plan”). Under the Plan, participants may elect to defer, on a pre-tax basis, a portion of their base salary (in an amount not to exceed 80%), quarterly or annual bonus (in an amount not to exceed 100%), or, in the case of non-employee directors, annual stipend and meeting fees (in an amount not to exceed 100%). Any amounts deferred by a participant will be credited to such participant’s deferred compensation account, a bookkeeping device utilized solely for the purpose of determining the benefits payable to a participant under the Plan. The Plan further states that the Company may make discretionary contributions to a plan participant’s deferred compensation account. Each plan participant will be vested in the amounts held in such plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) vested as determined by the Board of Directors and the compensation committee of the Board of Directors with respect to all discretionary contributions that we make.
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
Note 12 — Purchase and Cancellation of Stock Options
     During the twelve weeks ended August 15, 2005, we purchased and canceled all of the outstanding options of Mr. William P. Foley, who resigned from the Board of Directors on July 19, 2005, for cash consideration of $11,000, which has been recorded as a component of general and administrative expense in the accompanying Condensed Consolidated Statement of Operations for the forty weeks ended November 7, 2005. As of July 18, 2005, Mr. Foley held outstanding options to purchase an aggregate of 1,715,512 shares of our common stock, of which options to purchase 1,665,513 shares were vested and exercisable as of such date, and options to purchase 49,999 shares were unvested. The purchase price for Mr. Foley’s options was determined after negotiations between the parties using the Black-Scholes methodology. We retained a third-party valuation specialist to advise us in connection with this option purchase.
Note 13 — Adoption of a Stockholder Rights Plan
     On October 4, 2005, the Board of Directors approved the adoption of a Stockholder Rights Plan and declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on October 17, 2005. The Rights were distributed as a non-taxable distribution, and will initially trade with our common stock. Each Right entitles the registered holder to purchase from us a unit consisting of one one-hundredth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, $0.01 par value (the “Series A Preferred Stock”), at a purchase price of $22.00 per Unit, subject to adjustment. One Right will be delivered with each share of common stock that is issued after October 17, 2005.
     The Rights, which are initially attached to and will trade with our common stock, become exercisable, and will begin to trade separately, in the event that a tender offer for at least 15% of our common stock is announced, or a person acquires or obtains the right to acquire at least 15% of our common stock (the “Distribution Date”). The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 31, 2008 (or December 31, 2006 if stockholder approval for the Rights Agreement has not been received by December 31, 2006), unless previously redeemed or exchanged by us.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The holders of Series A Preferred Stock, if any, are entitled to receive quarterly dividends in the amount of 100 times the aggregate per share amount of all cash dividends declared on common stock, subject to adjustment. Each share of Series A Preferred Stock entitles the holder to 100 votes on all matters submitted to a vote of the stockholders. The holders of Series A Preferred Stock and the holders of common stock will vote together as one class. Series A Preferred Stock ranks junior to all other series of our preferred stock and senior to our common stock as to the payment of dividends and the distribution of assets.
Note 14 — Repurchase of Common Stock
     In April 2004, our Board of Directors authorized a program (the “Stock Repurchase Plan”) to allow us to repurchase up to $20,000 of our common stock. During the twelve weeks ended November 7, 2005, we repurchased 150,100 shares of our common stock at an average price of $13.29 per share, for a total cost, including trading commissions, of $1,999. Based on the Board of Directors’ authorization and the amount of repurchase of our common stock that we have already made thereunder, as of November 7, 2005, we are permitted to make additional repurchases of our common stock up to $12,442 under the Stock Repurchase Plan.
     In order to facilitate future repurchases of our common stock under the Stock Repurchase Plan, our Board of Directors authorized, and we implemented, a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 that allows us to repurchase $2,000 of our common stock in the open market each fiscal quarter during the period beginning November 8, 2005 and ending January 29, 2007, for a total of $10,000. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
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
     Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals, and operating performance that are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding our products, the effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions or prevailing interest rates, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in our suppliers’ ability to provide quality and timely products, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of our franchisees, our franchisees’ willingness to participate in our strategies, the availability of financing for us and our franchisees, unfavorable outcomes in litigation, changes in accounting policies and practices, effectiveness of internal controls over financial reporting, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designated for development, and other factors as discussed in our filings with the Securities and Exchange Commission.
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
New Accounting Pronouncements Not Yet Adopted
     See Note 2 of Notes to Condensed Consolidated Financial Statements.
Adoption of New Accounting Pronouncements
     See Note 3 of Notes to Condensed Consolidated Financial Statements.
Critical Accounting Policies
     Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our quarterly or annual results of operations and financial position. Specific risks associated with these critical accounting policies are described in the following paragraphs.
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
(Dollars in thousands, except per share amounts)
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
Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale
     We evaluate the carrying value of individual restaurants when the results of operations have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or upon expectation that a restaurant will be sold or otherwise disposed of before the end of its previously estimated useful life. We generally estimate the useful life of restaurants on owned property to be 20 to 35 years and estimate the remaining useful life of restaurants subject to leases to range from the end of the lease term then in effect to the end of such lease term including all option periods. We then estimate the future estimated cash flows from operating the restaurant over its estimated useful life. In making these judgments, we consider the period of time since the restaurant was opened or remodeled, and the trend of operations and expectations for future sales growth. We also make judgments about future same-store sales and the operating expenses and estimated useful life that we would expect with such level of same-store sales and related estimated useful life. We employ a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales. If an estimate of the fair value of our assets becomes necessary, we typically base such estimate on forecasted cash flows discounted at the applicable restaurant concept’s weighted average cost of capital.
     During the second and fourth quarter of each fiscal year and whenever events and circumstances indicate that the carrying value of assets may be impaired, we perform an asset recoverability analysis through which we estimate future cash flows for each of our restaurants based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans and other relevant information. As the operations of restaurants opened or remodeled in recent years progress to the point that their profitability and future prospects can adequately be evaluated, additional restaurants will become subject to review and to the possibility that impairments exist.
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
(Dollars in thousands, except per share amounts)
addition, if recently opened or remodeled restaurants do not eventually establish stronger market presence and build a customer base, the carrying value of certain of these restaurants may prove to be unrecoverable and we may incur additional impairment charges in the future.
     As of November 7, 2005, we had a total of 137 restaurants among our three major restaurant concepts that generated negative cash flows on a trailing one-year basis. These restaurants had combined net book values of $27,657. Included within these totals are 56 restaurants with combined net book values of $8,764 that have not been tested for impairment because they had not yet been operated for a sufficient period of time as of our most recent comprehensive semi-annual asset quality review in the second quarter of fiscal 2006. If these negative cash flow restaurants were not to begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be unrecoverable and we may recognize additional impairment charges in the future.
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
     If the assumptions used in performing our impairment testing prove inaccurate, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating an impairment has occurred. During the first quarter of fiscal year 2006, we evaluated the Carl’s Jr. brand, the only one of our brands for which we currently carry goodwill, through which we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of November 7, 2005, we had $22,649 in goodwill recorded on the Condensed Consolidated Balance Sheet, which relates to Carl’s Jr.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
     A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants. We estimate the cost to maintain leased and owned vacant properties until the lease has been abated or the owned property has been sold. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. As of November 7, 2005, the present value of our operating lease payment obligations on all closed restaurants was approximately $7,936, which represents the discounted amount we would be required to pay if we are unable to enter into sublease agreements or terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can often terminate those leases for less than that amount, or sublease the property and, accordingly, we have recorded an estimated liability for operating lease obligations of $4,752 as of November 7, 2005.
Estimated Liability for Self-Insurance
     We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, general and auto liability claims over $500. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 4.5% as of November 7, 2005. In determining our estimated liability, management and our actuary base the assumptions on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development. The actual loss development may be better or worse than the development we estimated in conjunction with the actuary. In that event, we will modify the reserve. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we may, in conjunction with the actuary, adjust the expected losses upward and our future self-insurance expenses will rise.
     Our actuary provides a range of estimated unpaid losses for each loss category, upon which our analysis is based. We record adjustments to our accrued self-insurance liabilities, if necessary, to bring each loss category within the related range, provided that no amount in the range represents a better estimate than any other amount in the range. If our accrued liability exceeds the high end of the range, we reduce the accrued liability to the high end of the range. If our accrued liability is below the low end of the range, we record a charge to increase the accrued liability to the low end of the range. We then adjust our accrual rates for each loss category, on a prospective basis, in order to bring the respective accrued liabilities toward the midpoint of the range. As of November 7, 2005, our estimated liability for self-insured workers’ compensation, general and automobile liability losses ranged from a low of $35,671 to a high of $44,454. After applying the methodology described above, our recorded reserves for self-insurance liabilities were $44,278 as of November 7, 2005.
Loss Contingencies
     We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS 5, Accounting for Contingencies, which requires that we assess each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our Condensed Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we accrue to the low end of the range. In accordance with SFAS 5, as of November 7, 2005, we have recorded an accrued liability for contingencies related to litigation in the amount of $3,115 (see Note 10 for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the recorded reserves and related Condensed Consolidated Financial Statement disclosure. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Condensed Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
     In addition, as of November 7, 2005, we estimated our potential exposure for those loss contingencies related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $105 to $200. In accordance with SFAS 5, we have not recorded a liability for these contingent losses.
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
     Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. In such cases, we account for the sublease payments received as franchising rental income and the lease payments we make as rental expense in franchised and licensed restaurants and other expense in our Condensed Consolidated Statements of Operations. As of November 7, 2005, the present value of our total obligation on lease arrangements with Hardee’s and Carl’s Jr. franchisees, including subsidized leases discussed further below, was $35,577 and $91,138, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past, however, we can provide no assurance that this will not occur.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
     In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of November 7, 2005, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $19,003 and $5,530, respectively. Financially troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of November 7, 2005, the net book value of property under lease to Hardee’s franchisees that are considered to be financially troubled franchisees was approximately $17,720 and is included in the amount above. During fiscal 2006 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.
     In accordance with SFAS 146, an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee is established on the date the franchisee closes the restaurant. Also, we record an estimated liability for subsidized lease payments when we sign a sublease agreement committing us to the subsidy. The liability includes an estimation related to the risk that certain lease payments from the franchisee may ultimately be uncollectible.
     The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Because losses are typically not probable and/or able to be reasonably estimated, we have not established an additional estimated liability for potential losses not yet incurred under a significant portion of our franchise sublease arrangements. The present value of future sublease obligations from financially troubled franchisees is approximately $21,506 (five financially troubled franchisees represent approximately 97% of this amount). If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion above). The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s concept.
Stock-Based Compensation
     As discussed in Notes 1 and 11, we have various stock-based compensation plans that provide options for certain employees and non-employee directors to purchase shares of our common stock. We have elected to account for stock-based compensation in accordance with APB 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS 123, Accounting for Stock-Based Compensation. Because of this election, we are required to make certain disclosures of pro forma net income assuming we had adopted SFAS 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation (see Note 1 for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation).
     As discussed in Note 2, we will be required to adopt SFAS 123 (Revised 2004), Share-Based Payment, as of the beginning of fiscal 2007.
Valuation Allowance for Net Deferred Tax Assets
     We have recorded a 100% valuation allowance against our net deferred tax assets because we currently believe it is more likely than not that we will not realize the benefits of these deductible differences based on the evaluation of all available evidence in accordance with SFAS 109. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income by evaluating the available evidence, including history of profitability, projection of income and other factors. In considering the weight given to the potential effect of both positive and negative evidence, an emphasis is placed on evidence that

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS— (Continued)
(Dollars in thousands, except per share amounts)
can be objectively verified. For the three years ended November 7, 2005, we have incurred a cumulative loss before income taxes of approximately $3,000. The guidance established by SFAS 109 indicates that a cumulative loss in recent years provides a significant piece of objective negative evidence that is difficult to overcome with more subjective evidence, such as projected profitability, in evaluating the realizability of deferred tax assets. However, if profitability continues to the point where we are able to demonstrate a history of income before income taxes, instead of a cumulative loss, coupled with other factors such as projected taxable income, we expect such evidence may allow us to release a substantial majority of our valuation allowance and record an income tax benefit for such amount. While the timing of any such release is dependent on future events and circumstances, we believe that this income tax benefit may be recognized in the near term. If we were able to release some or all of our valuation allowance, we would expect to begin recording income tax expense using an effective tax rate of approximately 40%. Our current effective rate differs from the federal statutory rate primarily as a result of state taxes and changes in our valuation allowance.
     As of January 31, 2005, approximately 28% of our net deferred income tax assets related to certain state net operating loss (“NOL”) carryforwards, foreign and state tax credits, and federal alternative minimum tax (“AMT”) and general business tax credits. Utilization of the full benefit of such amounts may remain uncertain for the foreseeable future, even if we generate taxable income, since they are subject to various limitations and may only be used to offset certain types of taxable income.
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
     As of November 7, 2005, our net deferred tax assets and related valuation allowance result in a net deferred tax liability of $1,848, of which $239 is included in other current liabilities and $1,609 is included in other long-term liabilities in our Condensed Consolidated Balance Sheet.
Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2006 Comparisons with Fiscal 2005
     The factors discussed below impact comparability of operating performance for the twelve and forty weeks ended November 7, 2005 and November 1, 2004, or could impact comparisons for the remainder of fiscal 2006.
Divestiture of Timber Lodge
     As discussed in Note 9, Timber Lodge was accounted for as a discontinued operation, and we completed the sale of Timber Lodge on September 3, 2004. Because we had previously impaired the carrying value of Timber Lodge to reflect the anticipated sale proceeds, we did not generate additional gain or loss upon the Timber Lodge sale. The results of Timber Lodge included in our Condensed Consolidated Statements of Operations as discontinued operations for the twelve and forty weeks ended November 1, 2004, are as follows:

	Twelve Weeks	Forty Weeks
	Ended	Ended
	November 1, 2004	November 1, 2004
Revenue	$2,700	$24,129

Operating loss	$(179)	$(636)
Interest expense	—	10

Net loss	$(179)	$(646)

     The operating loss for Timber Lodge for the forty weeks ended November 1, 2004 includes an impairment charge of $898 to reduce the carrying value of Timber Lodge to fair value. No impairment of Timber Lodge assets was recorded for the twelve weeks ended November 1, 2004.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS— (Continued)
(Dollars in thousands, except per share amounts)
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
Business Strategy
     We remain focused on vigorously pursuing our comprehensive business strategy. The main components of our strategy are as follows:
•	remain focused on restaurant fundamentals — quality, service and cleanliness;

•	offer premium products that compete on quality and taste — not price;

•	build on the strength of the Carl’s Jr. brand, including dual-branding opportunities with Green Burrito;

•	continue to execute and refine the Hardee’s turnaround program, including consideration of dual-branding opportunities with Red Burrito™;

•	control costs while increasing revenues;

•	leverage our infrastructure and marketing presence to build out existing core markets; and

•	strengthen our franchise system and pursue further franchising opportunities.
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
     We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we quarterly review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants (see discussion under Critical Accounting Policies — Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of November 7, 2005, our consolidated allowance for doubtful accounts on notes receivable was 50.4% of the gross balance of notes receivable and our consolidated allowance for doubtful accounts on accounts receivable was 7.7% of the gross balance of accounts receivable. During fiscal 2004 and to a lesser extent during fiscal 2005, we established several notes receivable pursuant to completing workout agreements with several troubled franchisees. As of November 7, 2005, we have not recognized, on a cumulative basis, $7,105 in accounts receivable and $7,726 in notes receivable, nor the royalty and rent revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
amount of our estimated liability for future lease obligations. The result of increasing the allowance for doubtful accounts is an effective royalty rate lower than our standard contractual royalty rate.
Operating Review
The following tables are presented to facilitate Management’s Discussion and Analysis of our operations by operating segment.

	Twelve Weeks Ended November 7, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Elimination(B)	Total
Company-operated revenue	$129,548	$134,420	$10,770	$84	$—	$274,822
Company-operated average weekly unit volume (actual $- not in thousands)	25,167	16,812	14,713
Company-operated average unit volume (trailing 52 weeks)	1,324	869	765
Franchise-operated average unit volume (trailing 52 weeks)	1,150	802	890
Average check (actual $- not in thousands)	6.10	4.69	10.06
Company-operated same-store sales (decrease) increase	(0.1)%	(3.5)%	2.6%
Company-operated same-store transaction decrease	(4.7)%	(5.1)%	(1.3)%
Franchise-operated same-store sales (decrease) increase	(1.1)%	(4.0)%	2.0%
Operating costs as a % of company-operated revenue:
Food and packaging	29.1%	29.5%	27.1%
Payroll and employee benefits	26.6%	32.5%	34.6%
Occupancy and other operating costs	22.0%	22.2%	34.5%
Restaurant-level margin	22.3%	15.8%	3.8%
Advertising as a percentage of company-operated revenue	6.0%	6.1%	3.0%
Franchising revenue:
Royalties	$5,941	$9,836	$400	$116	$(20)	$16,273
Distribution centers	40,028	5,304	—	—	(133)	45,199
Rent	5,113	1,081	—	—	—	6,194
Retail sales of variable interest entity	—	—	—	1,003	—	1,003
Other	411	181	30	—	—	622

Total franchising revenue	51,493	16,402	430	1,119	(153)	69,291

Franchising expense:
Administrative expense (including provision for bad debts)	995	1,152	291	—	—	2,438
Distribution centers	39,210	5,514	—	—	—	44,724
Rent and other occupancy	4,258	1,307	—	—	—	5,565
Operating costs of variable interest entity	—	—	—	995	(201)	794

Total franchising expense	44,463	7,973	291	995	(201)	53,521

Net franchising income	$7,030	$8,429	$139	$124	$48	$15,770

Facility action charges (gains), net	$367	$630	$(278)	$14	$—	$733
Operating income (loss)	$17,754	$4,275	$(904)	$(141)	$—	$20,984

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)

	Twelve Weeks Ended November 1, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated revenue	$129,518	$140,269	$10,561	$270	$280,618
Company-operated average weekly unit volume (actual $- not in thousands)	25,059	17,111	14,372
Company-operated average unit volume (trailing 52 weeks)	1,282	850	744
Franchise-operated average unit volume (trailing 52 weeks)	1,136	901	814
Average check (actual $- not in thousands)	5.84	4.60	9.66
Company-operated same-store sales increase	7.9%	4.5%	5.6%
Company-operated same-store transactions increase (decrease)	2.2%	(1.2)%	1.2%
Franchise-operated same-store sales increase	6.8%	1.6%	3.7%
Operating costs as a % of company-operated revenue:
Food and packaging	29.9%	30.4%	26.4%
Payroll and employee benefits	27.9%	32.3%	34.3%
Occupancy and other operating costs	21.4%	22.0%	36.4%
Restaurant level margin	20.8%	15.3%	2.9%
Advertising as a percentage of company-operated revenue	5.9%	6.1%	3.0%
Franchising revenue:
Royalties	$5,804	$10,210	$421	$73	$16,508
Distribution centers	39,970	3,396	—	—	43,366
Rent	5,393	1,585	—	—	6,978
Retail sales of variable interest entity	—	—	—	1,080	1,080
Other	205	112	79	—	396

Total franchising revenue	51,372	15,303	500	1,153	68,328

Franchising expense:
Administrative expense (including provision for bad debts)	1,045	1,269	193	—	2,507
Distribution centers	38,937	3,407	—	—	42,344
Rent and other occupancy	4,367	1,716	—	—	6,083
Operating costs of variable interest entity	—	—	—	1,043	1,043

Total franchising expense	44,349	6,392	193	1,043	51,977

Net franchising income	$7,023	$8,911	$307	$110	$16,351

Facility action charges (gains), net	$(19)	$389	$641	$34	$1,045
Operating income (loss)	$16,334	$4,186	$(1,484)	$(73)	$18,963

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)

	Forty Weeks Ended November 7, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Elimination(B)	Total
Company-operated revenue	$439,530	$456,057	$37,012	$354	$—	$932,953
Company-operated average weekly unit volume (actual $- not in thousands)	25,628	16,934	15,097
Average check (actual $- not in thousands)	6.16	4.75	10.15
Company-operated same-store sales increase (decrease)	1.2%	(1.1)%	2.3%
Company-operated same-store transaction decrease	(3.8)%	(3.5)%	(2.1)%
Franchise-operated same-store sales (decrease) increase	(0.4)%	(3.1)%	3.1%
Operating costs as a % of company-operated revenue:
Food and packaging	29.0%	29.8%	26.5%
Payroll and employee benefits	26.9%	32.3%	33.0%
Occupancy and other operating costs	21.6%	22.5%	34.6%
Restaurant-level margin	22.5%	15.4%	5.9%
Advertising as a percentage of company-operated revenue	6.4%	6.0%	2.8%
Franchising revenue:
Royalties	$19,760	$32,949	$1,349	$338	$(68)	$54,328
Distribution centers	136,201	19,613	—	—	(133)	155,681
Rent	15,874	5,820	—	—	—	21,694
Retail sales of variable interest entity	—	—	—	3,396	—	3,396
Other	1,078	644	31	—	—	1,753

Total franchising revenue	172,913	59,026	1,380	3,734	(201)	236,852

Franchising expense:
Administrative expense (including provision for bad debts)	3,610	3,762	1,008	—	—	8,380
Distribution centers	132,603	20,047	—	—	—	152,650
Rent and other occupancy	13,795	4,651	—	—	—	18,446
Operating costs of variable interest entity	—	—	—	3,421	(249)	3,172

Total franchising expense	150,008	28,460	1,008	3,421	(249)	182,648

Net franchising income	$22,905	$30,566	$372	$313	$48	$54,204

Facility action charges, net	$1,245	$2,101	$411	$30	$—	$3,787
Operating income (loss)	$57,654	$15,346	$(4,379)	$(11,280)	$—	$57,341

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)

	Forty Weeks Ended November 1, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other (A)	Total
Company-operated revenue	$429,139	$461,855	$36,262	$1,035	$928,291
Company-operated average weekly unit volume (actual $- not in thousands)	25,044	16,771	14,673
Average check (actual $- not in thousands)	5.85	4.61	9.63
Company-operated same-store sales increase	8.7%	7.8%	5.4%
Company-operated same-store transactions increase	1.9%	0.0%	1.6%
Franchise-operated same-store sales increase	7.6%	5.1%	3.6%
Operating costs as a % of company-operated revenue:
Food and packaging	29.2%	30.0%	27.1%
Payroll and employee benefits	28.3%	33.0%	34.8%
Occupancy and other operating costs	21.4%	22.0%	34.7%
Restaurant level margin	21.1%	15.0%	3.4%
Advertising as a percentage of company-operated revenue	6.4%	6.0%	2.9%
Franchising revenue:
Royalties	$19,150	$34,381	$1,345	$256	$55,132
Distribution centers	133,356	13,048	—	—	146,404
Rent	16,883	7,438	—	—	24,321
Retail sales of variable interest entity	—	—	—	2,562	2,562
Other	787	382	112	—	1,281

Total franchising revenue	170,176	55,249	1,457	2,818	229,700

Franchising expense:
Administrative expense (including provision for bad debts)	3,041	2,513	845	—	6,399
Distribution centers	129,702	13,135	—	—	142,837
Rent and other occupancy	13,850	5,941	—	—	19,791
Operating costs of variable interest entity	—	—	—	2,505	2,505

Total franchising expense	146,593	21,589	845	2,505	171,532

Net franchising income	$23,583	$33,660	$612	$313	$58,168

Facility action charges, net	$1,450	$5,796	$2,406	$93	$9,745
Operating income (loss)	$43,899	$10,014	$(5,947)	$117	$48,083

(A)	“Other” consists of one company-operated and 15 franchised and licensed Green Burrito restaurants as of November 7, 2005, and three company-operated and 15 franchised and licensed Green Burrito restaurants as of November 1, 2004, none of which are dual-branded, and a consolidated variable interest Hardee’s franchise entity over which we do not exercise decision-making authority. Additionally, amounts that we do not believe would be appropriate to allocate to the operating segments are included in Other.

(B)	“Elimination” consists of the elimination of royalty revenues and equipment purchase revenues and related expenses generated between Hardee’s and a consolidated variable interest entity franchisee included in our Condensed Consolidated Financial Statements.
Presentation of Non-GAAP Measurements
EBITDA
     EBITDA is a commonly used measurement of operating performance that is not based GAAP for companies that issue public debt and a measure used by the lenders under our bank credit facility. We believe EBITDA is useful to our investors as an indicator of earnings available to service debt. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. As shown in the table below, we calculate EBITDA as earnings before cumulative effect of accounting changes, discontinued operations, interest expense, income taxes, depreciation and amortization, facility action charges, impairment of goodwill and impairment of assets held for sale and premiums paid upon early

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
redemption of debt. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to similarly titled measures of other companies. Additionally, we believe EBITDA is a more meaningful indicator of earnings available to service debt when certain charges, such as impairment of goodwill and facility action charges, are excluded from income (loss) from continuing operations. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes, debt service payments and cash costs arising from facility actions.

	Twelve Weeks Ended November 7, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$16,667	$287	$(879)	$(252)	$15,823
Interest expense	1,006	4,323	5	—	5,334
Income tax expense (benefit)	433	40	(18)	115	570
Depreciation and amortization	5,634	7,582	799	38	14,053
Facility action charges (gains), net	367	630	(278)	14	733

EBITDA	$24,107	$12,862	$(371)	$(85)	$36,513

	Twelve Weeks Ended November 1, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$15,661	$(1,131)	$(1,466)	$68	$13,132
Net loss of discontinued segment	—	—	—	179	179
Interest expense	1,149	5,577	—	20	6,746
Income tax expense (benefit)	107	21	—	(198)	(70)
Depreciation and amortization	5,542	8,861	644	206	15,253
Facility action charges (gains), net	(19)	389	641	34	1,045

EBITDA	$22,440	$13,717	$(181)	$309	$36,285

	Forty Weeks Ended November 7, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$53,869	$1,886	$(4,265)	$(11,220)	$40,270
Interest expense	3,305	14,512	21	92	17,930
Income tax expense (benefit)	1,387	106	(87)	259	1,665
Depreciation and amortization	19,268	27,805	2,761	128	49,962
Facility action charges, net	1,245	2,101	411	30	3,787

EBITDA	$79,074	$46,410	$(1,159)	$(10,711)	$113,614

	Forty Weeks Ended November 1, 2004
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$41,012	$(24,047)	$(6,000)	$(18)	$10,947
Net income of discontinued segment, excluding impairment	—	—	—	(252)	(252)
Interest expense (income)	3,916	26,504	(25)	34	30,429
Income tax expense	354	59	2	110	525
Depreciation and amortization	18,663	30,130	2,977	301	52,071
Facility action charges, net	1,450	5,796	2,406	93	9,745
Premium paid upon early redemption of Senior Notes	—	9,126	—	—	9,126
Impairment of Timber Lodge	—	—	—	898	898

EBITDA	$65,395	$47,568	$(640)	$1,166	$113,489

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
     The following table reconciles EBITDA (a non-GAAP measure) to cash flow provided by operating activities (a GAAP measure):

	Twelve Weeks Ended		Forty Weeks Ended
	November 7, 2005	November 1, 2004	November 7, 2005	November 1, 2004
Net cash provided by operating activities	$30,757	$32,904	$97,698	$100,513
Interest expense	5,334	6,746	17,930	30,429
Income tax expense (benefit)	570	(70)	1,665	525
Premium on early redemption of Senior Notes	—	—	—	9,126
Amortization of loan fees	(820)	(884)	(2,705)	(2,829)
(Provision for) recovery of losses on accounts and notes receivable	(5)	(8)	494	1,784
Loss on sales of property and equipment, capital leases and extinguishment of debts	(410)	(2,036)	(2,231)	(8,352)
Deferred income taxes	(44)	(61)	(141)	(205)
Other non-cash items	(33)	(254)	(95)	(320)
Net change in refundable income taxes	221	397	(423)	818
Change in estimated liability for closing restaurants and estimated liability for self-insurance	2,194	1,020	5,472	4,317
Net change in receivables, inventories, prepaid expenses and other current assets	1,144	3,430	2,363	(3,243)
Net change in accounts payable and other current and long-term liabilities	(2,395)	(4,904)	(6,413)	(19,331)
EBITDA from discontinued operations	—	(179)	—	262
Net cash provided to discontinued segment	—	5	—	257

EBITDA, including discontinued operations	36,513	36,106	113,614	113,751
Less: EBITDA from discontinued operations	—	179	—	(262)

EBITDA	$36,513	$36,285	$113,614	$113,489

Carl’s Jr.
     During the twelve weeks ended November 7, 2005, we closed one Carl’s Jr. restaurant and Carl’s Jr. franchisees and licensees opened 13 restaurants and closed two. During the forty weeks ended November 7, 2005, we opened five and closed five Carl’s Jr. restaurants and Carl’s Jr. franchisees and licensees opened 33 restaurants and closed five. The following tables show the change in the Carl’s Jr. restaurant portfolio, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	Third Fiscal Quarter			Third Fiscal Quarter			Year-To-Date
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Company-operated	428	432	(4)	$129,548	$129,518	$30	$439,530	$429,139	$10,391
Franchised and licensed(a)	614	585	29	51,493	51,372	121	172,913	170,176	2,737

Total	1,042	1,017	25	$181,041	$180,890	$151	$612,443	$599,315	$13,128

(a)	Includes $40,028, $39,970, $136,201 and $133,356 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants during the twelve weeks ended November 7, 2005 and November 1, 2004, and the forty weeks ended November 7, 2005 and November 1, 2004, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
Company-Operated Restaurants
     Revenue from company-operated Carl’s Jr. restaurants increased $30, or 0.0%, to $129,548 during the twelve weeks ended November 7, 2005, as compared to the twelve weeks ended November 1, 2004. This small increase resulted in part from the opening of five new company-operated restaurants during the trailing 52 weeks ended November 7, 2005 and the closing of nine restaurants during the same time period for a net sales increase of $385. This increase was partially offset by a decrease in same-store sales of 0.1%, which we attribute in part to the high gasoline prices that were experienced during the fiscal quarter ended November 7, 2005. The average check increased by 4.5%. In addition, the average unit volume for the trailing 52 weeks ended November 7, 2005, reached $1,324, an increase of 3.3% over the similar period ended November 1, 2004. We believe the successful expansion of our signature Six Dollar Burger™ line, including the introduction of our Portobello Mushroom Six Dollar Burger™, along with the successful promotion of the Western Bacon Charbroiled Chicken Sandwich™ and the Green Burrito Taco Salad™, contributed to these increases.
     During the forty weeks ended November 7, 2005, revenue from company-operated Carl’s Jr. restaurants increased $10,391, or 2.4%, to $439,530. The increases are mainly due to a 1.2% increase in same-store sales and a 5.3% increase in the average check, mostly due to the reasons discussed above.
     The changes in the restaurant-level margin are explained as follows:

	Twelve	Forty
	Weeks	Weeks
Restaurant-level margin for the period ended November 1, 2004	20.8%	21.1%
Decrease in workers’ compensation expense	0.9	1.0
Decrease in food and packaging costs	0.8	0.2
Increase in utilities expense	(0.5)	(0.2)
Decrease in labor costs, excluding workers’ compensation	0.4	0.4
Increase in repair and maintenance expense	(0.3)	(0.1)
Decrease in general liability insurance expense	0.2	0.2
Decrease in equipment lease expense	0.2	0.2
Increase in rent, common area maintenance and property taxes	(0.2)	(0.1)
Decrease in banking/ATM fees	0.1	—
Increase in depreciation and amortization expense	(0.1)	(0.1)
Increase in asset retirement expense	—	(0.1)
Other, net	—	—

Restaurant-level margin for the period ended November 7, 2005	22.3%	22.5%

     Workers’ compensation expense decreased by $1,134 and $4,172 during the twelve and forty weeks ended November 7, 2005, as compared to the twelve and forty weeks ended November 1, 2004, respectively. These decreases are attributable to favorable actuarial trends in claim frequency and severity. General liability insurance expense decreased by $280 and $712 during the twelve and forty weeks ended November 7, 2005, as compared to the prior year comparable periods, respectively. These decreases resulted from continuing favorable actuarial loss development trends.
     Food and packaging costs as a percent of sales decreased during the twelve and forty weeks ended November 7, 2005, as compared to the prior year periods, due primarily to decreases in the cost of several commodities such as beef, bacon and cheese.
     Utilities expense as a percent of sales increased during the twelve and forty weeks ended November 7, 2005, as compared to the twelve and forty weeks ended November 1, 2004, mainly due to increases in the prices of electricity and natural gas.
     Labor costs, excluding workers’ compensation, as a percent of sales decreased during the twelve and forty weeks ended November 7, 2005, as compared to the twelve and forty weeks ended November 1, 2004, due mainly to more effective management of direct labor costs and the benefits of sales leverage.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
     Repair and maintenance expense, as a percent of sales, increased during the twelve weeks ended November 7, 2005, from the comparable prior year period, due mainly to the timing of ongoing and routine restaurant maintenance.
     Equipment lease expense as a percent of sales decreased during the twelve and forty weeks ended November 7, 2005, from the comparable prior year periods, mainly due to the expiration of certain operating leases on point-of-sale equipment, which is being replaced by purchased equipment.
     Rent, common area maintenance and property taxes as a percent of sales increased during the twelve and forty weeks ended November 7, 2005, as compared to the twelve and forty weeks ended November 1, 2004, mainly due to the opening of new restaurants as discussed above, as well as increased revenues and certain increases to the Consumer Price Index that is a factor in the calculation of rental expense.
Franchised and Licensed Restaurants
     Total franchising revenue increased $121, or 0.2%, to $51,493 during the twelve weeks ended November 7, 2005, as compared to the twelve weeks ended November 1, 2004. Franchise royalties also grew $137, or 2.4%, during the twelve weeks ended November 7, 2005, as compared to the twelve weeks ended November 1, 2004 due to the net increase of 29 domestic and international franchised restaurants during the trailing 13 periods ended November 7, 2005. Franchise fees, which are included in other franchise revenue and relate to the opening of new franchise units, increased $206, or 100.5%, also due to the opening of new franchise units discussed above. Rental income decreased $280, or 5.2%, due to the expiration of certain leases on property we previously sublet to franchisees. For most of these leases, the franchisees directly negotiated lease renewals with the landlord. Food, paper and supplies sales to franchisees increased by $58, or 0.1%, due to the increase in the franchise store base over the comparable prior year period, partially offset by the food purchasing volume impact of the 1.1% decrease in franchise same-store sales.
     Total franchising revenue increased $2,737, or 1.6%, to $172,913 during the forty weeks ended November 7, 2005, as compared to the forty weeks ended November 1, 2004. The increase is comprised mainly of an increase of $2,845, or 2.1%, in food, paper and supplies sales to franchisees, increased franchise royalties of $610, or 3.2%, and increased franchise fees of $291, or 37.0%, partially offset by decreased rental income of $1,009, or 6.0%, primarily for reasons similar to those noted in the third fiscal quarter discussion above.
     Net franchising income remained essentially flat during the twelve weeks ended November 7, 2005, as compared to the same period in the prior year primarily due to increased franchise royalty and fee receipts, which were largely offset by increased costs of food, paper and supplies sales to franchisees and reduced rental income.
     Net franchising income decreased $678, or 2.9%, during the forty weeks ended November 7, 2005, as compared to the same period in the prior year primarily due to a prior year net recovery of bad debts of $378 and a reduction in rental income that was accompanied by a slight increase in rent expense.
     Although not required to do so, approximately 89.7% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
Hardee’s
     During the twelve weeks ended November 7, 2005, we closed three Hardee’s restaurants; during the same period, Hardee’s franchisees and licensees opened ten and closed 14 restaurants. For the forty weeks ended November 7, 2005, we opened three, acquired one, sold three and closed 14 Hardee’s restaurants; during the same period, Hardee’s franchisees and licensees opened 25, sold one, acquired three and closed 44 restaurants. The following table shows the change in the Hardee’s restaurant portfolio, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	Third Fiscal Quarter			Third Fiscal Quarter			Year-To-Date
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Company-operated	664	680	(16)	$134,420	$140,269	$(5,849)	$456,057	$461,855	$(5,798)
Franchised and licensed	1,340	1,367	(27)	16,402	15,303	1,099	59,026	55,249	3,777

Total	2,004	2,047	(43)	$150,822	$155,572	$(4,750)	$515,083	$517,104	$(2,021)

Company-Operated Restaurants
     Revenue from company-operated Hardee’s restaurants decreased $5,849, or 4.2%, to $134,420 during the twelve weeks ended November 7, 2005, as compared to the twelve weeks ended November 1, 2004. The decrease is mostly due to a net decrease of 16 restaurants since the third quarter of fiscal 2005 and to a reduction of 3.5% in same-store sales. Same-store sales were significantly affected by three named tropical storms and hurricanes that occurred during the quarter, as well as by continuing high gasoline prices. We believe these factors had a significant negative impact on consumers’ discretionary spending during the quarter. Average unit volume for the trailing 52 weeks ended November 7, 2005, reached $869, an increase of 2.2% over the similar period ended November 1, 2004. During the same period, average check increased by 2.0% due to the continued promotion of premium products such as our Grilled Pork Chop Biscuit™ and our Charbroiled Chicken Club™ sandwich.
     During the forty weeks ended November 7, 2005, revenue from company-operated Hardee’s restaurants decreased $5,798, or 1.3%, to $456,057, due mostly to the net decrease in restaurants, the severe weather and higher gasoline prices discussed above.
     The changes in restaurant-level margins are explained as follows:

	Twelve	Forty
	Weeks	Weeks
Restaurant-level margin for the period ended November 1, 2004	15.3%	15.0%
Decrease in food and packaging costs	0.9	0.1
Increase in utilities expense	(0.7)	(0.3)
(Increase) decrease in labor and incentive costs, excluding workers’ compensation	(0.6)	0.1
Decrease in workers’ compensation insurance expense	0.4	0.6
Decrease in depreciation and amortization expense	0.4	0.3
Decrease in general liability insurance expense	0.2	0.1
Increase in rent, common area maintenance and property taxes	(0.2)	(0.1)
Decrease in asset retirement expense	0.1	0.2
Decrease (increase) in repair and maintenance expense	0.1	(0.2)
Decrease (increase) in equipment lease expense	0.1	(0.1)
Increase in uniform expense	—	(0.1)
Increase in bank/ATM fees	(0.1)	(0.1)
Rebate received from primary distributor	—	0.1
Other, net	(0.1)	(0.2)

Restaurant-level margin for the period ended November 7, 2005	15.8%	15.4%

     Food and packaging costs as a percent of sales decreased during the twelve and forty weeks ended November 7, 2005, compared to the comparable prior year periods due to reduced costs for beef, cheese and pork products.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
     Utilities expense as a percent of sales increased during the twelve and forty weeks ended November 7, 2005, mostly due to higher prices for natural gas and electricity.
     Labor costs, excluding workers’ compensation, increased as a percent of sales during the twelve weeks ended November 7, 2005, primarily due to the semi-fixed nature of direct labor and the impact of declining same-store sales.
     Workers’ compensation expense decreased by $600 and $3,095 during the twelve and forty weeks ended November 7, 2005, as compared to the twelve and forty weeks ended November 1, 2004, respectively. These decreases resulted from favorable loss development trends resulting in reduced actuarially estimated ultimate losses. General liability insurance expense decreased as a percent of sales from the prior year comparable periods, due to continuing favorable actuarial loss development trends.
     Depreciation and amortization expense as a percent of sales decreased during the twelve and forty weeks ended November 7, 2005, as compared to the prior year periods, mostly due to the expiration of certain point-of-sale equipment capital leases during fiscal 2006 as well as the continued use of certain fully depreciated assets, partially offset by increased depreciation for new company-operated restaurants and the 3.5% reduction in same-store sales.
     Rent, common area maintenance and property taxes as a percent of sales increased during the twelve and forty weeks ended November 7, 2005 primarily due to the opening of two new restaurants with higher than normal occupancy costs, as well as the decline in same-store sales.
     Asset retirement expense as a percent of sales decreased during the forty weeks ended November 7, 2005, mostly due to write-offs of certain fixed assets in fiscal 2005 that were not repeated in fiscal 2006.
     Repair and maintenance expense as a percent of sales increased during the forty weeks ended November 7, 2005 due to increased maintenance on restaurant buildings and kitchen equipment, as well as the implementation of a preventative maintenance program earlier in fiscal 2006.
Franchised and Licensed Restaurants
     Total franchising revenue increased $1,099, or 7.2%, to $16,402 during the twelve weeks ended November 7, 2005, as compared to the twelve weeks ended November 1, 2004. The increase is primarily due to a $1,908, or 56.2%, increase in distribution center revenues related to increased equipment sales to new franchisees and increased franchise remodel activity, partially offset by decreases in royalty revenues and rental income, which decreased by $374, or 3.7%, and $504, or 31.8%, respectively. The decrease in royalty revenue is primarily due to the reduction in the number of franchise restaurants discussed above and a decline in domestic same-store sales, partially offset by a $375 increase in royalty collections from financially troubled franchisees. Rental income decreased due to a $394 reduction in rent collections from financially troubled franchisees and the expiration of certain leases on property we previously sublet to franchisees that are now leased directly from the landlord.
     Total franchising revenue increased $3,777, or 6.8%, to $59,026 during the forty weeks ended November 7, 2005, as compared to the forty weeks ended November 1, 2004. The increase is primarily due to a $6,565, or 50.3%, increase in distribution center revenues related to equipment sales to franchisees and increased franchise remodel activity, partially offset by franchise royalties, which decreased by $1,432, or 4.2%, and franchise rental income, which decreased $1,618, or 21.8%. The decrease in royalty revenue is primarily due to the reduction in the number of franchise restaurants discussed above, a decline in domestic same-store sales, and a $1,481 decrease in royalty collections from financially troubled franchisees, partially offset by a $230 increase in international royalties. The decrease in rental income is primarily due a $1,069 reduction in rent collections from financially troubled franchisees and the expiration of certain leases on property we previously sublet to franchisees that are now leased directly from the landlord.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS —(Continued)
(Dollars in thousands, except per share amounts)
     Net franchising income decreased $482, or 5.4%, during the twelve weeks ended November 7, 2005, as compared to the same period in the prior year primarily due to $199 reduced profits from sales of equipment to franchisees, mostly related to increased costs for parts and temporary labor, and reduced royalty and rent revenues.
     Net franchising income decreased $3,094, or 9.2%, during the forty weeks ended November 7, 2005, as compared to the same period in the prior year primarily due to $347 reduced profits from sales of equipment to franchisees, mostly related to increased costs for parts and temporary labor, reduced royalty and rental income, and to a $356 decrease in bad debt recoveries. During the forty weeks ended November 7, 2005, we recorded a net recovery of $154, compared with a net recovery of $510 in the same period in the prior year.
La Salsa
     During the twelve weeks ended November 7, 2005, we did not open or close any La Salsa restaurants; during the same period, La Salsa franchisees and licensees opened one restaurant. For the forty weeks ended November 7, 2005, we closed one La Salsa restaurant; during the same period, La Salsa franchisees and licensees opened one restaurant. The following table shows the change in the La Salsa restaurant portfolio, as well as the change in revenue at La Salsa for the current quarter:

	Restaurant Portfolio			Revenue
	Third Fiscal Quarter			Third Fiscal Quarter			Year-To-Date
	2006	2005	Change	2006	2005	Change	2006	2005	Change
Company-operated	61	61	—	$10,770	$10,561	$209	$37,012	$36,262	$750
Franchised and licensed	40	40	—	430	500	(70)	1,380	1,457	(77)

Total	101	101	—	$11,200	$11,061	$139	$38,392	$37,719	$673

     Same-store sales for company-operated La Salsa restaurants increased 2.6% during the twelve weeks ended November 7, 2005, as compared to the same period in the prior year. Revenue from company-operated La Salsa restaurants increased $209, or 2.0%, as compared to the twelve weeks ended November 1, 2004, primarily due to the increase in same-store sales. For the forty weeks ended November 7, 2005, same-store sales for company-operated La Salsa restaurants increased 2.3%, as compared to the same period in the prior year; and, revenue from company-operated La Salsa restaurants increased $750, or 2.1%, as compared to the same period in the prior year, primarily due to the increase in same-store sales.
     Restaurant-level margins were 3.8% and 2.9% as a percent of company-operated restaurant revenues for the twelve weeks ended November 7, 2005, and November 1, 2004, respectively. Margins were favorably impacted by approximately 190 basis points due to reduced depreciation and amortization expense that resulted from the impairment of 16 La Salsa restaurants during the second half of fiscal 2005 and the first half of fiscal 2006. Margins were also favorably impacted by approximately 80 basis points due to a decrease in workers’ compensation and general liability insurance expense due primarily to favorable actuarial claims development trends. Labor costs, excluding workers’ compensation expense, increased by approximately 90 basis points due to the placement of general managers in certain units that did not have general managers in the third quarter of fiscal 2005; food and packaging costs increased approximately 70 basis points due to certain rebates on food items received in the third quarter of fiscal 2005 that were not repeated in the third quarter of fiscal 2006.
     Restaurant-level margins were 5.9% and 3.4% as a percent of company-operated restaurant revenues for the forty weeks ended November 7, 2005, and November 1, 2004, respectively, mostly due to the reasons discussed above. Margins were favorably impacted by approximately 180 basis points due to reduced depreciation and amortization expense due to reduced depreciation and amortization expense that resulted from the impairment of 16 La Salsa restaurants during the second half of fiscal 2005 and the first half of fiscal 2006. Margins were also favorably impacted by approximately 190 basis points due to a net decrease in workers’ compensation and general liability insurance expense, which was the result of favorable actuarial claims development trends. These were partially offset by an increase of approximately 90 basis points in asset retirement expense due to the retirement of certain point of sale equipment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
Consolidated Variable Interest Entities
     We consolidate the results of one franchise VIE, which operates six Hardee’s restaurants. We do not possess any ownership interest in the franchise VIE. Retail sales and operating expenses of the franchise VIE are included within franchised and licensed restaurants and other. The assets and liabilities of this entity are included in the accompanying Condensed Consolidated Balance Sheets, and are not significant to our consolidated financial position. The results of operations of this entity are included within the accompanying Condensed Consolidated Statements of Operations, and are not significant to our consolidated results of operations. The minority interest in the income or loss of this franchise entity is classified in other income (expense), net, in the accompanying Condensed Consolidated Statements of Operations, and in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of January 31, 2005. During the forty weeks ended November 7, 2005, the franchise VIE experienced a net loss that changed its equity position to a net deficit. As a result, we no longer have a minority interest obligation as of November 7, 2005. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of this franchise entity. None of our assets serve as collateral for the creditors of this franchisee or any of our other franchisees. (See Note 1 for further discussion of the franchise VIE.)
     We also consolidate the Hardee’s cooperative advertising funds, which consist of the Hardee’s National Advertising Fund and approximately 82 local advertising cooperative funds because we have determined we are the primary beneficiaries of these funds. Each of these funds is a separate non-profit association with all the proceeds segregated and managed by a third-party accounting service company. The group of funds has been reported in our Condensed Consolidated Balance Sheets on a net basis, and is included within advertising fund assets, restricted, and advertising fund liabilities within current assets and current liabilities, respectively. The funds are reported as of the latest practicable date, which is the last day of the calendar quarter immediately preceding the balance sheet date.
Advertising Expense
     Advertising expenses decreased $132, or 0.8%, to $16,334 during the twelve weeks ended November 7, 2005, as compared to the similar period in the prior year. Advertising expenses as a percentage of company-operated restaurant revenue remained flat at 5.9% during the same period.
     Advertising expenses increased $276, or 0.5%, to $56,416 during the forty weeks ended November 7, 2005, as compared to the similar period in the prior year. Advertising expenses as a percentage of company-operated restaurant revenue remained flat at 6.0% during the same period.
General and Administrative Expense
     General and administrative expenses decreased $410, or 1.4%, to $28,220 for the twelve weeks ended November 7, 2005, as compared to the twelve weeks ended November 1, 2004. General and administrative expenses were 8.2% of total revenue for the twelve weeks ended November 7, 2005 and November 1, 2004.
     During the twelve weeks ended November 7, 2005 general and administrative expenses decreased primarily due to reduced management bonus expense and a recovery of rental income on an administrative location that is now fully subleased, partially offset by the costs of implementing our Shareholder Rights Plan.
     General and administrative expenses increased $2,666, or 2.5%, to $108,105 for the forty weeks ended November 7, 2005, as compared to the forty weeks ended November 1, 2004. General and administrative expenses were 9.2% and 9.1% of total revenue for the forty weeks ended November 7, 2005 and November 1, 2004, respectively. The net increase resulted from the factors identified in the third quarter discussion above, as well as from the following items.
     During the second quarter of fiscal 2006, we purchased and canceled all of the outstanding options of Mr. William P. Foley, who resigned from the Board of Directors on July 19, 2005, for cash consideration of $11,000, which has been recorded as a component of general and administrative expense (see Note 12). During the forty weeks ended November 7, 2005, we also incurred increases in salary and benefits due to increased staffing levels in certain functions, increased professional expenses primarily due to legal fees and compliance work associated with the Sarbanes-Oxley Act of 2002, which were largely offset by a reduction in management bonus expense based on our performance relative to executive management bonus criteria.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
     During the forty weeks ended November 1, 2004, we incurred an $8,250 charge to increase certain litigation reserves as well as a loss of approximately $1,479 incurred upon the disposal of a partial interest in a corporate jet in which we shared ownership interest with a related party.
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
     Facility action charges decreased $312, or 29.9%, to $733 during the twelve weeks ended November 7, 2005, as compared to the twelve weeks ended November 1, 2004. During the twelve weeks ended November 7, 2005, we recorded reserves of $213 related to the closure of two Hardee’s stores, $203 of discount amortization, and losses of $153 related to disposals of surplus property and lease terminations. The remaining expense for the third quarter of fiscal 2006 relates primarily to adjustments of previously recorded reserves.
     We recorded $1,045 of facility action charges during the twelve weeks ended November 1, 2004, which was mainly comprised of asset impairments of $890 primarily related to 13 Hardee’s and two La Salsa units, reserves of $459 primarily related to four store closures, discount amortization of $274, partially offset by net gains of $339 related to disposals of surplus property and lease terminations and a net recovery attributable to adjustments of previously recorded reserves.
     Facility action charges decreased $5,958, or 61.1%, to $3,787 during the forty weeks ended November 7, 2005, as compared to the forty weeks ended November 1, 2004. During the forty weeks ended November 7, 2005, we recorded asset impairments of $1,682 primarily related to 21 Carl’s and 19 Hardee’s units, reserves of $1,114 related to the closure of 12 Hardee’s stores, $725 of discount amortization, and losses of $84 related to disposals of surplus property and lease terminations. The remaining year-to-date expense for fiscal 2006 relates primarily to adjustments of previously recorded reserves.
     We recorded $9,745 of facility action charges during the forty weeks ended November 1, 2004, which was mainly comprised of asset impairments of $5,643 primarily related to 33 Hardee’s, 27 Carl’s Jr. and eight La Salsa units; reserves of $5,571 primarily related to 43 Hardee’s and three La Salsa store closures; and discount amortization of $1,054, partially offset by net gains of $1,732 related to disposals of surplus property and lease terminations and a net recovery attributable to adjustments of previously recorded reserves.
     See Note 6 for additional detail of the components of facility action charges.
Interest Expense
     During the twelve weeks ended November 7, 2005, interest expense decreased $1,412, or 20.9%, to $5,334, as compared to the twelve weeks ended November 1, 2004, primarily as a result of lower average borrowings, reduced write-off of unamortized loan fees and further amortization of our capital lease obligations since the prior year comparable period.
     During the forty weeks ended November 7, 2005, interest expense decreased $12,499, or 41.1%, to $17,930, as compared to the forty weeks ended November 1, 2004, primarily as a result of lower average borrowings, lower interest rates upon refinancing our Senior Notes with a lower cost bank term loan and further amortization of our capital lease obligations since the prior year comparable period, as well as the write-off in fiscal 2005 of unamortized loan fees related to our Senior Notes, for which there was no comparable write-off in fiscal 2006.
     See Note 5 for additional detail of the components of interest expense.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
Other Income (Expense), Net
     Other income (expense), net, for the twelve and forty weeks ended November 7, 2005 and November 1, 2004, consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 7,	November 1,	November 7,	November 1,
	2005	2004	2005	2004
Premium paid upon early redemption of debt	$—	$—	$—	$(9,126)
Interest income on notes receivable from franchisees, disposition properties and capital leases	277	298	886	1,249
Rental income from properties leased to third parties, net	347	781	986	1,468
Lease termination	—	—	—	515
Other, net	119	(55)	652	358

Total other income (expense), net	$743	$1,024	$2,524	$(5,536)

     Other income (expense), net, typically consists of lease and sublease income from non-franchisee tenants, interest income on notes receivable, and other non-operating items. During the forty weeks ended November 1, 2004, we recorded $9,126 premium paid upon the early redemption of our Senior Notes due 2009, and the receipt of a $515 lease termination make-whole payment. We also recorded approximately $300 of interest income upon collection of officer and non-employee director notes receivable, which is included in “interest income” above.
Income Taxes
     We recorded income tax expense for the twelve weeks ended November 7, 2005 of $570, comprised of foreign income taxes of $200 and federal and state income taxes of $370. For the forty weeks ended November 7, 2005, we recorded income tax expense of $1,665, comprised of foreign income taxes of $666 and federal and state income taxes of $999. Our effective rate differs from the federal statutory rate primarily as a result of changes in our valuation allowance and state taxes. If we had never been required to record a valuation allowance against our net deferred tax asset, our effective tax rate would have been approximately 40% for the year ended January 31, 2005 and the forty weeks ended November 7, 2005.
     We maintained a deferred tax liability of $1,708 as of January 31, 2005, which resulted from our net deferred tax assets and tax valuation allowance of approximately $188,471 and $190,179, respectively. As of November 7, 2005, our net deferred tax assets and related valuation allowance result in a net deferred tax liability of $1,848.
     At January 31, 2005, we had federal NOL carryforwards of approximately $99,608, expiring in varying amounts in the years 2014 through 2025, and state NOL carryforwards in the amount of approximately $331,754, which expire in varying amounts in the years 2006 through 2025. We have federal NOL carryforwards for alternative minimum tax purposes of approximately $91,142. Additionally, we have an AMT credit carryforward of approximately $11,465. We also have generated general business credit carryforwards in the amount of $11,181, which expire in varying amounts in the years 2020 through 2025, and foreign tax credits in the amount of $3,598, which expire in varying amounts in the years 2006 through 2010.
     We have recorded a 100% valuation allowance against our net deferred tax assets because we currently believe it is more likely than not that we will not realize the benefits of these deductible differences based on the evaluation of all available evidence in accordance with SFAS 109. When circumstances warrant, we assess the likelihood that our net deferred tax assets will more likely than not be realized from future taxable income by evaluating the available evidence, including history of profitability, projection of income and other factors. In considering the weight given to the potential effect of both positive and negative evidence, an emphasis is placed on evidence that can be objectively verified. For the three years ended November 7, 2005, we have incurred a cumulative loss before income taxes of approximately $3,000. The guidance established by SFAS 109 indicates that a cumulative loss in recent years provides a significant piece of objective negative evidence that is difficult to overcome with more subjective evidence, such as projected profitability, in evaluating the realizability of deferred tax assets. However, if

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
profitability continues to the point where we are able to demonstrate a history of income before income taxes, instead of a cumulative loss, coupled with other factors such as projected taxable income, we expect such evidence may allow us to release a substantial majority of our valuation allowance and record an income tax benefit for such amount. While the timing of any such release is dependent on future events and circumstances, we believe that this income tax benefit may be recognized in the near term. If we were able to release some or all of our valuation allowance, we would expect to begin recording income tax expense using an effective rate of approximately 40%.
     As of January 31, 2005, approximately 28% of our net deferred income tax assets related to certain state NOL carryforwards, foreign and state tax credits, and federal AMT and general business tax credits. Utilization of the full benefit of such amounts may remain uncertain for the foreseeable future, even if we generate taxable income, since they are subject to various limitations and may only be used to offset certain types of taxable income.
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
     We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of November 7, 2005, our current ratio was 0.66 to 1.
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
     During the forty weeks ended November 7, 2005, we voluntarily prepaid $25,706 of the $230,000 term loan, in addition to the $944 regularly scheduled principal payments. As of November 7, 2005, we had (i) borrowings outstanding under the term loan portion of the Facility of $112,000, (ii) no outstanding borrowings under the revolving portion of the facility, (iii) outstanding letters of credit under the revolving portion of the Facility of $62,704, and (iv) availability under the revolving portion of the Facility of $87,296. Subsequent to November 7, 2005, we voluntarily prepaid an additional $13,000 on our term loan, reducing the balance to $99,000.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
     As of November 7, 2005, the applicable interest rate on the term loan was LIBOR plus 2.00%, or 6.00%, per annum. We also incur fees on outstanding letters of credit under the Facility at a rate of 2.25% per annum.
     The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums is recognized quarterly in interest expense in the Condensed Consolidated Statements of Operations. During the quarter ended November 7, 2005, we recorded a credit of $20 to interest expense to increase the carrying value of the interest rate cap premiums to their fair value of $93 at November 7, 2005. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
     The Facility also permits us to repurchase our common stock in an amount up to approximately $62,081 as of November 7, 2005. In addition, the dollar amount of common stock that we may purchase is increased each year by a portion of excess cash flow (as defined in the agreement) during the term of the Facility.
     In April 2004, our Board of Directors authorized a Stock Repurchase Plan to allow us to repurchase up to $20,000 of our common stock. During the twelve weeks ended November 7, 2005, we repurchased 150,100 shares of our common stock at an average price of $13.29 per share, for a total cost, including trading commissions, of $1,999. Based on the Board of Directors’ authorization and the amount of repurchase of our common stock that we have already made thereunder, as of November 7, 2005, we are permitted to make additional repurchases of our common stock up to $12,442 under the Stock Repurchase Plan.
     In order to facilitate future repurchases of our common stock under the Stock Repurchase Plan, our Board of Directors authorized, and we implemented, a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 that allows us to repurchase $2,000 of our common stock in the open market each fiscal quarter during the period beginning November 8, 2005 and ending January 29, 2007, for a total of $10,000. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
     Subject to the terms of the Facility, we may make annual capital expenditures in the amount of $45,000, plus 80% of the amount of actual EBITDA (as defined in the agreement) in excess of $110,000. We may also carry forward any unused capital expenditure amounts to the following year. Based on these terms, the Facility permits us to make capital expenditures of at least $63,836 in fiscal 2006, which could increase further based on our performance versus the EBITDA formula described above.
     Until recently, the Facility prohibited us from paying cash dividends. On April 21, 2005, we amended the Facility to permit us to pay cash dividends on substantially the same terms as we have been and are permitted to repurchase shares of our common stock. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under our term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in our letter of credit fee rate. On April 25, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock and we further announced our intention to pay a regular quarterly cash dividend. During the forty weeks ended November 7, 2005, we have declared cash dividends of $0.12 per share of common stock, for a total of $7,119. As of November 7, 2005, dividends payable of $2,379 have been included in other current liabilities in our Condensed Consolidated Balance Sheet. These dividends were subsequently paid on November 28, 2005.
     The Facility contains financial performance covenants, which include a minimum EBITDA requirement, a minimum fixed charge coverage ratio, and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of November 7, 2005.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
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
     During the forty weeks ended November 7, 2005, cash provided by operating activities was $97,698, a decrease of $2,815, or 2.8%, from the prior year comparable period. Although net income for the forty weeks ended November 7, 2005 was $29,323 higher than net income for the prior year comparable period, there was not a corresponding increase in cash provided by operating activities since the prior year period included significantly more non-cash charges, including higher depreciation and amortization, losses on asset disposals, write-off of deferred financing costs related to debt extinguishments, facility action charges, and accruals for litigation. The remaining fluctuation is attributable primarily to changes in operating assets and liabilities, including accounts receivable and accounts payable. Working capital account balances, including accounts receivable and accounts payable, can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS — (Continued)
(Dollars in thousands, except per share amounts)
     Cash used in investing activities during the forty weeks ended November 7, 2005 totaled $46,300, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, and collections on notes receivable. Capital expenditures for the forty weeks ended November 7, 2005 and November 1, 2004 were as follows:

	November 7,	November 1,
	2005	2004
New restaurants (including restaurants under development)
Carl’s Jr.	$6,921	$8,443
Hardee’s	8,714	3,468
La Salsa	307	925
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	3,902	618
Hardee’s	4,260	7,107
La Salsa	123	21
Other restaurant additions
Carl’s Jr.	7,298	6,594
Hardee’s	16,515	12,194
La Salsa	380	1,270
Corporate/other	5,843	3,224

Total	$54,263	$43,864

     Capital expenditures for the forty weeks ended November 7, 2005, increased $10,399, or 23.7%, over the comparable prior year period mainly due to ongoing upgrades to our restaurant point-of-sale and back-office systems and our human resources and payroll systems during the first three quarters of fiscal 2006, rollout of equipment associated with a hand-dipped ice cream milkshake program, increased spending on several new units under construction, and implementation of an image enhancement program for Carl’s Jr. restaurants.
     Cash used in financing activities during the forty weeks ended November 7, 2005 was $49,643, which principally consisted of repayment of $26,650 of term loans under our Facility (of which $25,706 represented voluntary prepayment thereof), net repayments of $14,500 under the revolving portion of our Facility, repayment of $4,135 of capital lease obligations, payment of $4,740 of dividends, payment of $1,999 for the repurchase of common stock, and a $4,527 decrease in our bank overdraft position (which is generally not a significant source or use of cash over the long term), partially offset by receipts from the exercise of stock options and warrants of $7,106.
Contractual Obligations
     We enter into purchasing contracts and pricing arrangements to control costs for commodities and other items that are subject to price volatility. We also enter into contractual commitments for marketing and sponsorship arrangements. These arrangements in addition to any unearned supplier funding and distributor inventory obligations result in unconditional purchase obligations (see further discussion regarding these obligations in Item 3 — Quantitative and Qualitative Disclosures About Market Risk), which totaled $55,188 as of November 7, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)
Interest Rate Risk
     Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. As of November 7, 2005, we had $112,000 of borrowings and $62,704 of letters of credit outstanding under the Facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in the Company’s annual pre-tax earnings of $1,120. The estimated reduction is based upon the outstanding balance of the borrowings under the Facility and the weighted-average interest rate for the quarter and assumes no change in the volume, index or composition of debt as in effect on November 7, 2005. As of November 7, 2005, a hypothetical increase of 100 basis points in short-term interest rates would also cause the fair value of our convertible subordinated notes due 2023 to decrease approximately $2,780. The decrease in fair value was determined by discounting the projected cash flows assuming redemption on October 1, 2008.
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
Derivative Financial Instruments
     On July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the $371 of interest rate cap premiums will be recognized quarterly in interest expense in the consolidated statement of operations. During the twelve weeks ended November 7, 2005, we recorded a credit of $20 to interest expense to increase the carrying value of the interest rate cap premiums to their fair value of $93 at November 7, 2005. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 7, 2005, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control and Remediation of Material Weakness
     As reported in Item 9A of our Annual Report on Form 10-K as of January 31, 2005, we had concluded that our internal control over financial reporting was not effective as of the end of the period covered by that report. That conclusion resulted from the existence of deficiencies in our internal control associated with the selection, monitoring and review of assumptions and factors affecting certain of our depreciation and lease accounting policies and procedures. Such deficiencies constituted a material weakness in our internal control.
     As of January 31, 2005, with regard to our depreciation policies and procedures, we had not established and maintained appropriate depreciable lives for fixed assets subject to operating leases, and, with regard to lease accounting policies and procedures, we had not properly applied U.S. generally accepted accounting principles to so-called “rent holidays” — the period during which a tenant is in possession of the leased property but the lease payments had not yet begun — because we were not recording straight-line rent expense for the period from possession of a leased property to the date of rent commencement.
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
     We believe these changes effectively remediated the material weakness in our internal control over financial reporting that had existed as of January 31, 2005. We did not make any other changes in our internal control over financial reporting during the fiscal quarters ended May 23, 2005, August 15, 2005, and November 7, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information.
Item 1. Legal Proceedings.
     Information regarding legal proceedings is incorporated by reference from Note 10 of Notes to Condensed Consolidated Financial Statements set forth in Part 1 of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(Dollars in thousands, except per share amounts)
Issuer Purchase of Equity Securities
     In April 2004, our Board of Directors authorized a Stock Repurchase Plan to allow us to repurchase up to $20,000 of our common stock. Pursuant to this authorization, during fiscal 2005, we repurchased 519,000 shares of our common stock at an average price of $10.68 per share, for a total cost, including trading commissions, of $5,559. During the twelve weeks ended November 7, 2005, we repurchased 150,100 shares of our common stock at an average price of $13.29 per share, for a total cost, including trading commissions, of $1,999.
     In order to facilitate future repurchases of our common stock under the Stock Repurchase Plan, our Board of Directors authorized, and we implemented, a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 that allows us to repurchase $2,000 of our common stock in the open market each fiscal quarter during the period beginning November 8, 2005 and ending January 29, 2007, for a total of $10,000. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
     The following table provides information as of November 7, 2005, with respect to shares of common stock repurchased by the Company during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
				Maximum
				Dollar
				Value of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total	Price	of Publicly	Under the
	Number of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
August 16, 2005 — September 12, 2005	—	$—	—	$14,441
September 13, 2005 — October 10, 2005	150,100	13.29	150,100	12,442
October 11, 2005 — November 7, 2005	—	—	—	12,442

Total	150,100	$13.29	150,100	$12,442

Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

Exhibit #
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on December 9, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the Securities and Exchange Commission on April 24, 1998).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.4	Certificate of Amendment of Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004 filed with the Securities and Exchange Commission on April 7, 2004).

4.1	Rights Agreement, dated as of October 10, 2005, between the Company and Mellon Investor Services, LLC, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC.
(Registrant)

Date: December 12, 2005	/s/ Theodore Abajian

Theodore Abajian Executive Vice President Chief Financial Officer

Exhibit Index

Exhibit #
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on December 9, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the Securities and Exchange Commission on April 24, 1998).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.4	Certificate of Amendment of Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004 filed with the Securities and Exchange Commission on April 7, 2004).

4.1	Rights Agreement, dated as of October 10, 2005, between the Company and Mellon Investor Services, LLC, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.