Form 10-K
period 2005-01-30
CKE RESTAURANTS INC
filed 2006-04-06
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2006

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
Registrant’s telephone number, including area code
(805) 745-7500
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
4% Convertible Subordinated Notes due 2023	New York Stock Exchange
Preferred Share Purchase Rights, $.01 per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
     Indicate by check mark whether the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):     Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 15, 2005 was $726,919,119.
     The number of outstanding shares of the registrant’s common stock was 59,821,070 as of March 24, 2006.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of January 30, 2006, are incorporated by reference into Part III of this Report.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended January 30, 2006

i

PART I

Item 1.	Business
      Our fiscal year ends on the last Monday in January each year. In this Annual Report on Form 10-K, we refer to the fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended January 30, 2006, is referred to as “fiscal 2006,” and the fiscal year ended January 31, 2005, is referred to as “fiscal 2005”). Fiscal 2006 includes 52 weeks, fiscal 2005 includes 53 weeks, and fiscal 2004 includes 52 weeks. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31. All dollar amounts, except per share amounts, presented in this Annual Report on Form 10-K are in thousands, unless otherwise noted.
Company Overview
      We own, operate, franchise or license 3,160 quick-service and fast-casual restaurants, which are referred to in our industry as QSRs, primarily under the brand names Carl’s Jr.®, Hardee’s® and La Salsa Fresh Mexican Grill® (“La Salsa”). According to the June 27, 2005 issue of Nation’s Restaurant News, our Hardee’s and Carl’s Jr. chains are the tenth and twelfth largest sandwich restaurant chains in the U.S., respectively, based on U.S. system-wide foodservice sales. Our system-wide restaurant portfolio at January 31, 2006, consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Green Burrito	Total

Company-operated	428	663	59	1	1,151
Franchised and licensed	621	1,330	43	15	2,009

Total	1,049	1,993	102	16	3,160

      Carl’s Jr. The first Carl’s Jr. restaurant was opened in 1956. Our Carl’s Jr. restaurants are located predominantly in the Western United States. Carl’s Jr. restaurants offer superior quality food, a largely burger-based menu with other premium quality dining selections at reasonable prices and attentive customer service to create a quality dining experience for its customers. As of January 31, 2006, 139 of our 428 company-operated Carl’s Jr. restaurants are dual-branded with Green Burrito®. These dual-branded Carl’s Jr. restaurants typically have both higher sales and profits. Carl’s Jr. is predominantly a lunch and dinner concept, with approximately 87% of Carl’s Jr. company-operated restaurant revenues coming from the lunch and dinner portion of its business in fiscal 2006.
      Hardee’s. The first Hardee’s restaurant was opened in 1960. Our Hardee’s restaurants are located predominantly in the Southeastern and Midwestern United States. Hardee’s lunch and dinner menu is anchored by its super-premium quality line of 1/3-, 1/2- and 2/3-lb. Angus beef Thickburgerstm, which are complemented with best-in-class charbroiled and crispy chicken sandwiches. Historically, Hardee’s has been known as the best choice for breakfast in the QSR industry, with approximately 46% of company-operated revenues derived from that portion of its business in fiscal 2006. Hardee’s breakfast menu can attribute much of its success to the industry-first Made From Scratch® biscuits and biscuit breakfast sandwiches. The brand’s emphasis on superior customer service coupled with its more balanced current menu now gives Hardee’s an ideal opportunity to build sales in all meal occasions.
      La Salsa. We acquired La Salsa on March 1, 2002, when we acquired Santa Barbara Restaurant Group, Inc. (“SBRG”). Our La Salsa restaurants are located predominantly in California, and are quality, fast-casual restaurants featuring traditional Mexican food items including tacos, burritos, enchiladas and salads.
Recent Developments
      Amendment to Credit Facility. Until recently, our senior credit facility (“Facility”) prohibited us from paying cash dividends. On April 21, 2005, we amended the Facility to permit us to pay cash dividends, subject to certain limitations which are comparable to limitations on our ability to repurchase shares of our common stock. On April 25, 2005, we announced that our Board of Directors had declared a quarterly cash dividend of $0.04 per share of our common stock, and we further announced our intention to pay a regular quarterly cash dividend. During fiscal 2006, we declared aggregate cash dividends of $0.16 per share of common stock, for a total of $9,513. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under our term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in our letter of credit fee rate.
      Purchase and Cancellation of Stock Options. During the twelve weeks ended August 15, 2005, we purchased and canceled all of the outstanding options of Mr. William P. Foley, who resigned from the Board of Directors on July 19, 2005, for cash consideration of $11,000, which has been recorded as a component of general and administrative expense in the accompanying Consolidated Statement of Operations for the fiscal year ended January 31, 2006. As of July 18, 2005, Mr. Foley held outstanding options to purchase an aggregate of 1,715,512 shares of our common stock, of which options to purchase 1,665,513 shares were vested and exercisable as of such date, and options to purchase 49,999 shares were unvested. The purchase price for Mr. Foley’s options was determined after negotiations between the parties using the Black-Scholes methodology. We retained a third-party valuation specialist to advise us in connection with this option purchase.
      Repurchase of Common Stock. In order to facilitate future repurchases of our common stock under a Stock Repurchase Plan established by our Board of Directors during fiscal 2005, we implemented a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (“Exchange Act”) that allows us to repurchase $2,000 of our common stock in the open market each fiscal quarter during the period beginning November 8, 2005 and ending January 29, 2007, for a total of $10,000. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. We may also, from time to time, repurchase shares in the open market.
      Adoption of a Stockholder Rights Plan. During fiscal 2006, our Board of Directors approved the adoption of a Stockholder Rights Plan and declared a dividend distribution of one right (“Right”) for each outstanding share of our common stock to stockholders of record at the close of business on October 17, 2005. Each Right entitles the registered holder to purchase from us a unit consisting of one one-hundredth of a share (“Unit”) of Series A Junior Participating Preferred Stock, $0.01 par value (“Series A Preferred Stock”), at a purchase price of $22.00 per Unit, subject to adjustment. One Right will be delivered with each share of common stock that is issued after October 17, 2005.
      The Rights, which are attached to and trade with our common stock, become exercisable, and will begin to trade separately, in the event that a tender offer for at least 15% of our common stock is announced, or a person acquires or obtains the right to acquire at least 15% of our common stock (“Distribution Date”). The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 31, 2008 (or December 31, 2006, if stockholder approval for the Rights Agreement has not been received by such date), unless previously redeemed or exchanged by us.
      Adjustment of Conversion Rate for Convertible Debt. As a result of the cumulative effect of the four quarterly cash dividends declared by our Board of Directors during fiscal 2006, the conversion rate for our 2023 Convertible Notes has been adjusted from 112.4859 shares of the Company’s common stock per $1 principal amount of 2023 Convertible Notes to 113.8160 shares of the Company’s common stock per $1 principal amount of 2023 Convertible Notes. This adjustment in the conversion rate for our convertible debt is effective as of January 30, 2006.
      Termination of Franchise Agreement. During February 2006, we terminated our franchise agreement with a Hardee’s franchisee that operates approximately 90 franchised restaurants as a result of its inability to remedy, on a timely basis, certain defaults under the terms of the agreement. The franchisee is continuing to operate the affected restaurants pursuant to a temporary license agreement, which we can terminate without cause or notice. Ten of the affected restaurants are located on property that we own and lease to the franchisee, and 52 restaurants are located on leased premises that we sublease to the franchisee. During March 2006, we terminated the leases and subleases pertaining to the aforementioned 62 restaurants. We intend to either operate most of these locations as company-operated restaurants or refranchise the restaurants. However, we may close a number of these restaurants, in which case we would record a charge for future lease obligations at the affected locations. The franchisee and its lenders are considering alternatives for the remaining 28 restaurants, including the possibility that we may operate some or all of these restaurants.
      Purchase of Restaurant Assets. During March 2006, we purchased, for aggregate consideration of $15,762, a total of 36 restaurant locations that we had previously leased from a commercial lessor.
      Adoption of New Accounting Pronouncements. See Note 3 of Notes to Consolidated Financial Statements.
Use of Non-GAAP Financial Measurements
      In various places throughout this Annual Report on Form 10-K, we use certain non-GAAP financial measures, which we believe provide valuable information to our stockholders. An example of such a non-GAAP financial measure would be Adjusted EBITDA, which is a measure used by our senior lenders under the Facility to evaluate our ability to service debt. Additional information regarding the non-GAAP financial measures used in this Annual Report can be found under the headings “Presentation of Non-GAAP Measurements” and “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.
Contact Information; Obtaining Copies of this Annual Report
      We are incorporated in the State of Delaware. Our principal offices are located at 6307 Carpinteria Avenue, Suite A, Carpinteria, California, 93013. Our general website address is www.ckr.com.
      Electronic copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge by visiting the “Investors” section of www.ckr.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.
      In addition, print copies of any of the foregoing documents may be obtained free of charge by visiting the “Contact” section of www.ckr.com, or by contacting Investor Relations at (805) 745-7500.
      Information contained in our website is not deemed to be a part of this Annual Report.
Competitive Strengths
      The QSR industry is highly competitive. In order to maintain or increase their sales, a number of our major competitors have from time to time discounted certain menu items and promoted these discounted “value items.” By contrast, we have developed and implemented a strategy to differentiate our Carl’s Jr. and Hardee’s brands from our competitors that includes the following elements:

•	promotion of distinctive, premium, great tasting products such as the Carl’s Jr. line of Six Dollar Burgerstm, Hand-Scooped Ice Cream Shakes and Maltstm and Breakfast Burgerstm and Burritos; as well as Hardee’s line of 1/3-, 1/2- and 2/3-lb. Thickburgers, Hand-Scooped Ice Cream Shakes and Maltstm, and Made From Scratch breakfast biscuits;

•	installation of gas-fired charbroilers in all of our Carl’s Jr. and Hardee’s restaurants to improve taste, operations and food safety;

•	implementation of a program to focus on the essentials of restaurant operations — quality, service and cleanliness; and

•	initiation of a program to elevate customer service at Carl’s Jr. and Hardee’s to an industry-leading level.

      Carl’s Jr. and Hardee’s further differentiate themselves from their competitors by preparing their products according to exacting standards so that customers receive hot and fresh food, and by offering their customers the convenience of table service once the order is placed.
      Carl’s Jr. Carl’s Jr. is a well-recognized brand that has operated profitably for the past nine fiscal years. The brand focuses on selling its signature products, such as the Famous Star® hamburger and the Six Dollar Burger, and on developing innovative new premium products, such as the Jalapeno Burgertm, Loaded Breakfast Burritotm, Green Burrito Taco Salad, Hand-Scooped Ice Cream Shakes and Malts and Breakfast Burger, to attract what we characterize as the “young, hungry guy.” Carl’s Jr. focus on this customer type is enhanced through edgy, breakthrough advertising and high visibility sports sponsorships with professional sports teams in its major markets, including the National Basketball Association’s (“NBA”) Los Angeles Lakers, Los Angeles Clippers and Sacramento Kings and Major League Baseball’s Los Angeles Dodgers, San Francisco Giants and Los Angeles Angels of Anaheim. While we continue to build new Carl’s Jr. restaurants, most of the brand’s growth in recent years has come from its strong franchise community and its dual-branding opportunities with our Green Burrito brand.
      Hardee’s. Hardee’s continues to progress through a turnaround program which is targeted at improving Hardee’s same-store sales and making the brand competitive and profitable in the QSR sector. The key elements of the turnaround program are to:

•	improve restaurant operations by streamlining the menu and returning to restaurant fundamentals — quality, service and cleanliness;

•	remodel Hardee’s restaurants to the “Star Hardee’s” format and upgrade the condition of the facilities so that our customers enjoy comfortable surroundings and a pleasant dining experience;

•	transform Hardee’s from a discount variety brand to a premium product brand that appeals to what we believe to be our industry’s most attractive demographic segment, 18- to 35-year old males; and

•	grow the lunch and dinner portion of Hardee’s business while maintaining Hardee’s already strong breakfast business.
      Pursuant to this program, Hardee’s rolled out its new menu during early fiscal 2004, which we refer to as the “Revolution.” As part of the Revolution, we eliminated a significant number of menu items with the goal of simplifying the Hardee’s menu and improving restaurant operations. The Hardee’s menu now features a premium Angus beef line of 1/3 lb., 1/2 lb. and 2/3 lb. burgers called “Thickburgers.” We believe Thickburgers will help continue to increase Hardee’s sales because burgers still represent the largest QSR segment, and the 18- to 35-year old male demographic segment that we target shows a strong preference for burgers. We believe the taste and quality of our Thickburgers are unparalleled in the QSR industry. Hardee’s focus on burgers marks a return to its roots of offering superior tasting charbroiled burgers, which we believe will increase the average customer check and average unit volumes.
      The results of the Revolution and other elements of the turnaround program have been positive. Same-store sales increased 2.5% and 7.0% in fiscal 2004 and fiscal 2005, respectively. In fiscal 2006, Hardee’s same store sales were virtually flat (down 0.2%) in spite of a near record Hurricane season in the Atlantic and the impact of record high gasoline prices during much of the summer. Both of these factors contributed to a stretch of five consecutive accounting periods of negative same-store sales, ranging from -1.0% to -5.0%, during the summer and early fall at Hardee’s. Beginning in November 2005, we began advertising on television our Charbroiled Chicken Club Sandwichtm as a supplement to our very burger-focused menu at Hardee’s. In December 2005, we introduced the Red Burrito Taco Salad at all Hardee’s restaurants to further expand the appeal of our menu. Also in December, we eliminated our previous value menu item, Slammers, which were offered two for $1.00. We replaced Slammers with the Double 1/4 lb. Cheeseburger, which we offer two for $3.00. In response to these new product introductions and with the benefit of mild winter weather in the Midwest and Southeast, Hardee’s same-store sales have been positive since December 2005.
      La Salsa. Our La Salsa restaurants, modeled after the “taquerias” of Mexico, primarily cater to the lunch and dinner segment, and feature freshly prepared items such as tacos, burritos, enchiladas and salads.

La Salsa restaurants emphasize generous portions and quality ingredients including Grade “A” skinless chicken, USDA lean steak, fish, shrimp, real cheddar and Monterey Jack cheeses, long-grain rice and both black and pinto beans.
      All ingredients are fresh, and there are no can openers or microwave ovens in the restaurants. Food is prepared to order, so that each item served will be fresh and hot. The restaurants offer a self-service salsa bar featuring a variety of condiments and freshly made salsas.
Business Strategy
      We remain focused on vigorously pursuing a comprehensive business strategy. The main components of our strategy are as follows:

•	remain focused on restaurant fundamentals — quality, service and cleanliness;

•	offer premium products that compete based on quality and taste;

•	build on the strength of the Carl’s Jr. brand, including dual-branding opportunities with Green Burrito;

•	continue to execute and refine the Hardee’s turnaround program, including testing of dual-branding opportunities with Red Burritotm;

•	control costs while increasing revenues;

•	leverage our infrastructure and marketing presence to build out existing core markets; and

•	strengthen our franchise system and pursue further franchising opportunities.
      Building on our recent improvements at Hardee’s remains the primary focus of our management team. The key success factor in operating Hardee’s profitably is increasing sales. For the fiscal year ended January 31, 2006, the average unit volume (“AUV”) at our company-operated Hardee’s restaurants was approximately $874, up from $862 in fiscal 2005 and $792 in fiscal 2004. Franchise-operated AUV was approximately $897 at the end of fiscal 2006, up from $891 in fiscal 2005 and $845 in fiscal 2004. We can provide no assurance that we will be successful in improving company-operated Hardee’s restaurant AUVs, or maintaining franchise-operated Hardee’s restaurant AUVs.
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
      Carl’s Jr. Franchise agreements with Carl’s Jr. franchisees, which operate in Alaska, Arizona, California, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas and Utah, generally provide for initial fees and continuing royalty payments and advertising fees to us based upon a percentage of gross sales (generally 4% for royalties and 5% to 6% for advertising). As of January 31, 2006, our Carl’s Jr. franchisees and licensees operated 621 Carl’s Jr. restaurants, or approximately 59% of the Carl’s Jr. system. The majority of our Carl’s Jr. franchisees own more than one restaurant, with 23 franchisees owning seven or more restaurants.
      Hardee’s. Franchise agreements with Hardee’s franchisees, who operate restaurants predominantly in the Southeastern and Midwestern United States, generally provide for initial fees and continuing royalty payments to us, and advertising fees to a national fund and/or a regional cooperative fund, based upon a percentage of gross sales (generally 4% for royalties and 4% to 5% for advertising). As of January 31, 2006, our Hardee’s franchisees and licensees operated 1,330 Hardee’s restaurants, or approximately 67% of the Hardee’s system. The majority of our Hardee’s franchisees own more than one restaurant, with 25 franchisees owning ten or more restaurants. Since our acquisition of Hardee’s in 1997, we have worked diligently to develop and enhance productive relationships with our Hardee’s franchisees. We have been supportive of the Hardee’s franchise association, and we believe that we have strong communications with the franchisees. Our Hardee’s franchisees have joined us in our Star Hardee’s remodel program and, as of January 31, 2006, operated 1,040 franchised Star Hardee’s restaurants.
      La Salsa. Franchise agreements with La Salsa franchisees, which operate restaurants predominantly in California, generally provide for initial fees and continuing royalty payments and advertising fees to us based upon a percentage of gross sales (generally 5% for royalties and 1% to 2% for advertising). As of January 31, 2006, our La Salsa franchisees and licensees operated 43 La Salsa restaurants, or approximately 42% of the La Salsa system.
      The results of executing our business strategy have been:

•	We evolved the system-wide mix of restaurants to one that is primarily franchise-operated. At the end of fiscal 2006, approximately 64% of Carl’s Jr. and Hardee’s restaurants combined were franchised.

•	We closed many unprofitable Hardee’s restaurants and increased our AUV for the brand.

•	We believe we have improved the food quality, service and cleanliness at our Hardee’s restaurants.

•	Our same-store sales trends for company-operated restaurants, for each brand by quarter are:

	Carl’s Jr.	Hardee’s	La Salsa

Fiscal 2005
First Quarter	9.8%	11.9%	6.0%
Second Quarter	8.1%	6.2%	4.6%
Third Quarter	7.9%	4.5%	5.6%
Fourth Quarter	4.9%	4.4%	4.3%
Fiscal 2006
First Quarter	2.4%	(0.1)%	2.0%
Second Quarter	1.0%	0.0%	2.6%
Third Quarter	(0.1)%	(3.5)%	2.6%
Fourth Quarter	5.3%	2.9%	3.7%

•	Quarterly operating income (loss) by segment has been:

				Other, Including	Consolidated
				Discontinued	Operating
	Carl’s Jr.	Hardee’s	La Salsa	Operations	Income (Loss)

Fiscal 2005
First Quarter	$21,049	$3,295	$(2,491)	$156	$22,009
Second Quarter	6,516	2,535	(1,973)	33	7,111
Third Quarter	16,334	4,186	(1,484)	(73)	18,963
Fourth Quarter	17,757	(4,723)	(4,322)	(15)	8,697
Fiscal 2006
First Quarter	$21,265	$4,168	$(2,233)	$(52)	$23,148
Second Quarter	18,635	6,903	(1,242)	(11,087)	13,209
Third Quarter	17,754	4,275	(904)	(141)	20,984
Fourth Quarter	25,119	(1,953)	(2,628)	1	20,539
      The operating loss for Other, Including Discontinued Operations, for the second quarter of fiscal 2006 includes a charge of $11,000 to purchase and cancel all the outstanding options of Mr. William P. Foley, who resigned from the Board of Directors on July 19, 2005. This charge was recorded as a component of general and administrative expense.

      The operating income for Carl’s Jr. for the second quarter of fiscal 2005 includes a charge of $7,000 to increase a litigation accrual to $9,000 for three purported class action lawsuits pertaining to State of California wage and hour laws. The matters were settled and paid later in fiscal 2005 for $7,059, resulting in a reversal back into income of $1,941 of the litigation accrual, partially offset by charges of $1,365 to increase litigation accruals for certain other matters, in the fourth quarter of fiscal 2005.
Financial Information about Operating Segments
      We are engaged in the development, operation and franchising of quick-service and fast-casual restaurants, primarily under the brand names Carl’s Jr., Hardee’s, and La Salsa, principally in the United States of America. Information about our revenues, operating profits and assets is contained in Part II, Items 6 and 7 of this Annual Report on Form 10-K and in Note 23 of Notes to Consolidated Financial Statements. As shown in the table of quarterly operating income (loss) included above, Carl’s Jr. and Hardee’s generate operating income, while La Salsa generates a loss from operations. In evaluating the profitability of our segments, we allocate much of our general and administrative expenses between these segments.
Investments in Other Restaurant Concepts
      We selectively evaluate opportunities to acquire additional interests in other restaurant concepts, and we may make such investments and/or acquisitions in the future depending on the business prospects of the restaurant concept, the availability of financing at attractive terms, alternative business opportunities available to us, the consent of our senior lenders, if required, and general economic conditions.
Restaurant Development
      We perform extensive due diligence on prospective restaurant sites before we commit to opening, or permitting a franchisee to open, a restaurant at a location. We intend to continue to open new company-operated restaurants, primarily in established markets. In fiscal 2006, we opened 12 new company-operated restaurants, and our franchisees and licensees opened 75 new restaurants. The average development cost for company-operated restaurants in fiscal 2006 was as follows:

	Average per restaurant(1)

	Carl’s Jr.	Hardee’s	La Salsa

Land(2)	$—	$472	$—
Building	935	858	525
Equipment	313	385	257

Total	$1,248	$1,715	$782

(1)	The averages above are contingent upon a number of factors including, but not limited to, restaurant prototype, geographical area and local zoning requirements.

(2)	The majority of Carl’s Jr. and La Salsa restaurants are constructed on leased land.
Restaurant Operations and Support
      We strive to maintain high standards in all products and equipment used by our restaurants, as well as our operations related to food preparation, service and cleanliness. We generally prepare our hamburgers and chicken sandwiches after the customer has placed an order, with the goal of serving them promptly. In addition, we charbroil hamburger patties and chicken breasts in a gas-fired double broiler that sears the meat on both sides in a uniform heating and cooking time. At our La Salsa restaurants, we prepare our fresh-Mexican menu items after the customer has placed an order with the goal of serving them promptly.
      Our commitment to quality in both our products and our operations is supported by our training program. Each company-operated Carl’s Jr. and Hardee’s restaurant is operated by a general manager who has received a minimum of nine to twelve weeks of management training. Each company-operated La Salsa restaurant is operated by a general manager who has received a minimum of seven weeks of management training. These training programs involve a combination of classroom instruction and on-the-job training in specially designated training restaurants. The general manager trains other employees in accordance with our guidelines. District managers, who are typically responsible for seven to nine restaurants, also supervise general managers. Approximately 150 Carl’s Jr. and Hardee’s district managers are under the supervision of regional vice presidents or regional directors, who regularly inspect the operations in their respective districts and regions.
Marketing and Advertising
      Our marketing and advertising initiatives focus on building brand awareness through the balanced use of television, radio and print advertising. These activities have been supported by contributions of approximately 6.0% and 5.25% of sales from Carl’s Jr. company-operated and franchised restaurants, respectively, during fiscal 2006.
      Hardee’s company-operated and franchised restaurants have contributed approximately 3% to 4% of their sales to advertising co-operatives which use the funds to purchase television and radio advertising time during fiscal 2006. In addition, Hardee’s restaurants have contributed approximately 1.5% of their sales to purchase merchandising materials, produce broadcast and advertising, print coupons and execute outdoor and local restaurant marketing efforts during fiscal 2006.
      La Salsa company-operated and franchised restaurants have contributed approximately 1.0% of their sales for the production of print and broadcast advertising and marketing material during fiscal 2006.
      Additional discussion of advertising can be found under the heading “Consolidated Expenses” in Item 7 of this Annual Report on Form 10-K.
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
      We currently purchase substantially all of the food, packaging and supplies sold or used in our Hardee’s restaurants from Meadowbrook Meat Company, Inc., dba MBM, Inc. (“MBM”). See “Risk Factors — We depend on our suppliers to deliver quality products to us timely” on page 14. MBM currently distributes products to company-operated restaurants and to many of the franchised Hardee’s restaurants. Pursuant to the terms of our distribution agreements, we are obligated to purchase substantially all of our specified product requirements from MBM through July 14, 2010. The prices and delivery fees we pay for MBM products are subject to adjustment in certain circumstances, which may include increases or decreases resulting from changes in MBM’s cost structure.
      We purchase most of the food, packaging and supplies used in our La Salsa restaurants from McCabe’s Quality Foods (“McCabe’s”). We have distribution agreements with both McCabe’s, which services restaurants in California, Nevada and Arizona, and Sysco Corporation (“Sysco”), which distributes to a small number of our outer market franchise restaurants. The agreements with McCabe’s and Sysco expire on September 30, 2006 and August 31, 2008, respectively.
      Information about our unconditional purchase obligations can be found under the heading “Long-Term Obligations” in Item 7 of this Annual Report on Form 10-K.

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
      We primarily compete with major restaurant chains, some of which dominate the QSR industry, and also compete with a variety of other take-out foodservice companies and fast-food restaurants. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, as well as supermarkets and convenience stores. In selling franchises, we compete with many other restaurant franchisors, some of which have substantially greater financial resources and higher franchise AUVs.
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
      We monitor our facilities for compliance with the Americans with Disabilities Act (“ADA”) in order to conform to its requirements. Under the ADA, we could be required to expend funds to modify our restaurants to better provide service to, or make reasonable accommodation for the employment of, disabled persons. We believe that such expenditures, if required, would not have a material adverse effect on our consolidated financial position or results of operations.
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
Seasonality
      We operate on a retail accounting calendar. Our fiscal year is comprised of 13 four-week accounting periods and ends on the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. Fiscal 2006, which ended on January 30, 2006, includes 52 weeks; fiscal 2005 includes 53 weeks (including one five-week accounting period in our fiscal fourth quarter); fiscal 2004 includes 52 weeks. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31.
      Our restaurant sales and, therefore, our profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel and better weather conditions, which affect the public’s dining habits.
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
Employees
      We employ approximately 29,000 persons, primarily in company-operated restaurants and in our corporate offices and distribution facilities. Only those hourly employees working at the La Salsa restaurant located in the Luxor Hotel in Las Vegas, Nevada are covered by a collective bargaining agreement. We have never experienced a work stoppage attributable to a labor dispute. Past attempts to unionize our distribution center employees have been rejected by employee votes. We believe our employee relations are good.
Working Capital Practices
      Information about our liquidity is contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K and the accompanying Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2006, 2005 and 2004.
Disclosure Regarding Forward-Looking Statements
      Matters discussed in this Annual Report on Form 10-K contain forward-looking statements relating to future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties that are often difficult to predict and are beyond our control. Factors that could cause our results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding our products, effectiveness of operating and product initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions or prevailing interest rates, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation, employee health insurance costs and general liability premiums and claims experience, changes in our suppliers’ ability to provide quality and timely products, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of our franchisees, our franchisees’ willingness to participate in our strategies, availability of financing for us and our franchisees, unfavorable outcomes in litigation, changes in accounting policies and practices, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designated for development, and other factors as discussed in our filings with the Securities and Exchange Commission.
      Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.
Executive Officers of the Registrant
      Our executive officers are as follows:

Name	Age	Position

Andrew F. Puzder	55	Chief Executive Officer and President
Theodore Abajian	42	Executive Vice President, Chief Financial Officer
John J. Dunion	47	Executive Vice President, Supply Chain Management
Brad Haley	47	Executive Vice President, Marketing — Carl’s Jr. and Hardee’s
E. Michael Murphy	54	Executive Vice President, General Counsel and Secretary
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
      Theodore Abajian was appointed Executive Vice President and Chief Financial Officer of the Company in May 2003. From March 2002 to May 2003, he served as Executive Vice President, Chief Administrative Officer. From November 2000 to March 2002, Mr. Abajian served as President and Chief Executive Officer of SBRG, and as its Executive Vice President and Chief Financial Officer from May 1998. In addition, from January 2000 to October 2000, Mr. Abajian held the position of Senior Vice President and Chief Financial Officer for Checkers Drive-In Restaurants, Inc., and served as the Chief Financial Officer of Star Buffet, Inc. from July 1997 to May 1998. Mr. Abajian also served as a director of Staceys Buffet, Inc. from October 1997 to February 1998, and was Vice President and Controller with Summit Family Restaurants, Inc. from 1994 to 1998.
      John J. Dunion was appointed Executive Vice President, Supply Chain Management in July 2001. Prior to that, he held the position of Executive Vice President and Chief Administrative Officer. Before joining CKE in 1996, Mr. Dunion held various management positions with Unigate Restaurants, Inc., Jack in the Box Inc. and Taco Bell Corp.
      Brad Haley was appointed Executive Vice President, Marketing for Hardee’s in September 2000. He also assumed responsibility for Carl’s Jr. marketing in January 2004. Prior to joining Hardee’s, Mr. Haley worked as Chief Marketing Officer for Church’s Chicken. From 1992 to 1999, Mr. Haley served as Corporate Vice President of Marketing Communications for Jack in the Box Inc.
      E. Michael Murphy became Executive Vice President, General Counsel and Secretary of CKE in January 2001, after serving as Senior Vice President of the Company and Senior Vice President, General Counsel of Hardee’s Food Systems, Inc. from July 1998. For the prior 10 years, Mr. Murphy was a partner of The Stolar Partnership law firm in St. Louis, Missouri.

Item 1A.	Risk Factors
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
      The foodservice industry is intensely competitive with respect to the quality and value of food products offered, concept service, price, dining experience and location. We compete with major restaurant chains, some of which dominate the QSR segment. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, as well as supermarkets and convenience stores. Many of our competitors have substantially greater brand recognition, as well as greater financial, marketing, operating and other resources than we have, which may give them competitive advantages. Our competitors could also make changes to pricing or other marketing strategies which may impact us detrimentally. As our competitors expand operations, we expect competition to intensify. Such increased competition could have a material adverse effect on our consolidated financial position and results of operations.

We may be unable to remain competitive or grow because we are a leveraged company.
      We have a significant amount of indebtedness. As of January 31, 2006, we had a total of $264,662 of debt and capital lease obligations. This indebtedness requires us to dedicate a portion of our cash flow from operations to principal and interest payments on our indebtedness, which could prevent us from implementing growth plans or proceeding with operational improvement initiatives. For instance, the principal measure of success in the QSR segment is same-store sales. Remodeling older restaurants is an effective way to stimulate sales. If we are required to divert cash flow from the remodeling of older restaurants or the opening of new restaurants to repayment of debt, we may be at a disadvantage compared to our competitors and our vulnerability to general adverse economic and industry conditions may be increased.
      As of January 31, 2006, we had $8,000 outstanding under the revolving portion and $98,749 outstanding under the term loan portion of our senior credit facility and $61,607 in outstanding letter of credit obligations. We face a series of maturity dates on our outstanding indebtedness that occur in close proximity to each other, beginning with the maturity of the revolving credit facility portion of our senior credit facility on May 1, 2007, the maturity of the term loan portion of our senior credit facility on July 2, 2008, and the requirement to repurchase our $105,000 of 4% Convertible Notes Due 2023 at the option of the holders of the notes in October 2008. Our leveraged status may prevent us from accessing credit or equity markets to satisfy our repayment obligations as they mature on favorable terms, or at all.

Restrictive covenants in our credit facility and outstanding senior indebtedness could adversely affect our business.
      Our credit facility and our other outstanding senior indebtedness contain restrictive covenants and, in the case of our credit facility, requirements that we comply with certain financial ratios, including minimum Adjusted EBITDA targets. Certain of these covenants limit our ability to take various actions, including the incurrence of additional debt, the guaranteeing of indebtedness and engaging in various types of transactions, including mergers and sales of assets, and making specified distributions or other restricted payments, including investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities. Failure to achieve minimum Adjusted EBITDA targets, to maintain financial ratios required by our credit facility or to comply with the covenants in our credit facility or our other indebtedness could also result in acceleration of our indebtedness, which would impair our liquidity and limit our ability to operate.

Failure to continue our revitalization of Hardee’s would have a significant negative effect on our success.
      We have been challenged in our efforts to reestablish the connection between Hardee’s and consumers. Our efforts have included developing new marketing strategies, remodeling restaurants, refranchising restaurants, enhancing menu variety and focusing on the fundamentals of quality, service and cleanliness. Hardee’s performance has improved significantly; however, we believe Hardee’s remains an under-performing brand.

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
      Our franchisees are an integral part of our business. We may be unable to successfully implement our brand strategies if our franchisees do not actively participate in that implementation. The failure of our franchisees to focus on the fundamentals of restaurant operations, such as quality, service and cleanliness, would have a negative impact on our success.

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
      We purchase energy and agricultural products that are subject to price volatility caused by weather, market conditions and other factors that are not predictable or within our control. Increases in commodity prices could result in higher restaurant operating costs for our restaurant concepts. Occasionally, the availability of commodities can be limited due to circumstances beyond our control. If we are unable to obtain such commodities, we may be unable to offer related products, which would have a negative impact on our profitability.

We depend on our suppliers to deliver quality products to us timely.
      Our profitability is dependent on, among other things, our continuing ability to offer fresh, high-quality food at moderate prices. While we continue to operate our own distribution business for most of our Carl’s Jr. system, we rely upon independent distributors for our Hardee’s and La Salsa restaurants. Our Hardee’s restaurants depend on the distribution services of MBM, an independent supplier and distributor of food and other products. MBM is responsible for delivering food, paper and other products from our vendors to our Hardee’s restaurants on a regular basis. MBM also provides distribution services to a large number of our Hardee’s franchisees. We purchase most of the food, packaging and supplies used in our La Salsa restaurants from McCabe’s. We have distribution agreements with both McCabe’s, which services restaurants in California, Nevada and Arizona, and Sysco, which distributes to a small number of our franchise restaurants outside these states. The agreements with McCabe’s and Sysco expire on September 30, 2006 and August 31, 2008, respectively. In addition, our dependence on frequent deliveries of food and paper products subjects our restaurants to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. Any disruption in these distribution services could have a material adverse effect on our consolidated financial position and results of operations.

Adverse publicity regarding poultry or beef could negatively impact our business.
      Given the events regarding afflictions affecting livestock in various parts of the world, such as “avian flu” and “mad cow” disease, it is possible that the respective production and supply of U.S. poultry or beef could be negatively impacted. A reduction in the supply of poultry or beef could have a material effect on the price at which we could obtain it. In addition, concerns regarding hormones, steroids and antibiotics may cause consumers to reduce or avoid consumption of poultry or beef. Failure to procure poultry or beef at reasonable terms and prices, or any reduction in consumption of poultry or beef by consumers, could have a material adverse effect on our consolidated financial condition and results of operations.

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
      Weather, which is unpredictable, can adversely impact our sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants. A heavy snowstorm can leave an entire metropolitan area snowbound, resulting in a reduction in sales. Our first and fourth quarters, most notably the fourth quarter, include winter months when there is historically a lower level of sales. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods adversely impacts our profitability. These adverse, weather-driven events principally arise at our Hardee’s, and to a lesser extent, La Salsa restaurants. For these reasons, a quarter-to-quarter comparison may not be a good indication of our performance or how we may perform in the future.

Our business may suffer due to our inability to hire and retain qualified personnel and due to higher labor costs.
      Given that our restaurant-level workforce requires large numbers of both entry-level and skilled employees, low levels of unemployment could compromise our ability to provide quality service in our restaurants. From time to time, we have had difficulty hiring and maintaining qualified restaurant management personnel. Increases in the minimum wage have impacted our labor costs. Due to the labor-intensive nature of our business, a continuing shortage of labor or increases in minimum wage levels could have a negative effect on our consolidated results of operations.

Our sales and profits may be materially and adversely affected by our inability to integrate acquisitions successfully.
      Our future consolidated results of operations and cash flow may depend in part upon our ability to integrate any future acquisitions and mergers. If we are unable to achieve the strategic operating objectives we anticipate from any such acquisitions we may experience increased costs or decreased sales which would have a negative impact on our consolidated results from operations. Strategic operating initiatives that we may be unable to achieve include economies of scale in operations, cost reductions, sales increases and marketing initiatives.

Our business may be impacted by increased insurance and/or self-insurance costs.
      In the past we have been negatively affected by increases in both workers’ compensation insurance and general liability insurance and claims expense due to our claims experience and rising healthcare costs. Although we seek to manage our claims to prevent increases, such increases can occur unexpectedly and without regard to our efforts to limit them. If such increases occur, we may be unable to pass them along to the consumer through product price increases, resulting in decreased operating results.

Our financial results may be impacted by our ability to select appropriate restaurant locations, construct new restaurants or complete remodels.
      In recent years, we have not opened a significant number of new restaurants, as available cash was used to repay indebtedness, repurchase common stock and, more recently, to pay dividends. Our strategic plan, and a component of our business strategy, includes the construction of new restaurants and the remodeling of existing restaurants. We and our franchisees face competition from other restaurant operators, retail chains, companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of our expansion plans. If we experience delays in the construction process we may be unable to complete such construction activities at the planned cost, which would adversely affect our future results from operations. Additionally, we cannot assure you that such remodels and conversions will increase the revenues generated by these restaurants or be sustainable. Likewise, we cannot be sure that the sites we select for new restaurants will result in restaurants whose sales results meet our expectations.

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
      We are subject to governmental regulation at the federal, state and local level in many areas of our business, such as food safety and sanitation, the sale of alcoholic beverages, environmental issues and minimum wage. Governmental entities may change regulations that may require us to incur substantial cost increases in order to comply with such laws and regulations. While we endeavor to comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all laws and regulations at all times or that we will be able to comply with any future laws or regulations. If we fail to comply with applicable laws and regulations, we may be subject to sanctions or civil remedies, including fines and injunctions. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business and consolidated results of operations.

Compliance with environmental laws may affect our financial condition.
      We are subject to various federal, state and local environmental laws. These laws govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions or contamination relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurant or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. The costs of any cleanup could be significant and have a material adverse effect on our consolidated financial position and results of operations.

Provisions of our Certificate of Incorporation and Bylaws and our Stockholder Rights Plan could limit the ability of our stockholders to effect a change in control.
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
      During fiscal 2006, our Board of Directors approved the adoption of a Stockholder Rights Plan (“Rights Plan”) and declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on October 17, 2005. In addition, one Right will be delivered with each share of common stock that is issued after October 17, 2005. The Rights, which are initially attached to and will trade with our common stock, become exercisable, and will begin to trade separately, in the event that a tender offer for at least 15% of our common stock is announced, or a person acquires or obtains the right to acquire at least 15% of our common stock. If our stockholders have not approved the Rights Plan by December 31, 2006, then the Rights Plan will terminate and the Rights will expire as of that date.
      These provisions may discourage a third party from attempting to acquire control of us and could limit the price that investors might be willing to pay in the future for shares of our common stock.

We face risks related to interest rates.
      Our principal exposure to financial market risks is the impact that interest rate changes could have on our senior credit facility, the magnitude of which depends on the amount of borrowings we have outstanding. As of January 31, 2006, we had $8,000 in borrowings outstanding under our revolving credit facility that bore interest at Prime plus an applicable margin, or 8.25%. As of January 31, 2006, we also had $98,749 outstanding under the term loan portion of our credit facility, which bore interest at LIBOR plus an applicable margin, or 6.50%, and $61,607 in outstanding letter of credit obligations, which bore fees at 2.25%.

Our financial results may be impacted by changes in accounting policies and practices.
      As of the end of the first quarter of fiscal 2005, we began to include in our Consolidated Financial Statements the operations of one of our Hardee’s franchisees, the Hardee’s National Advertising Fund and approximately 82 Hardee’s local advertising cooperative funds as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation 46R, Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.
      As of the beginning of fiscal 2007, we will be required to adopt the provisions of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment, which will require us to measure and record compensation cost for all share-based payments, including employee stock options, at fair value.
      Additional future changes to accounting principles generally accepted in the U.S. may materially adversely affect our consolidated financial position and results of operations if we are required to change our methods of accounting for transactions.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The following table sets forth information regarding our restaurant properties at January 31, 2006:

	Land and	Land Leased	Land and
	Building	and Building	Building
	Owned	Owned	Leased	Total

Carl’s Jr.:
Company-operated	39	112	277	428
Franchise-operated(1)	5	41	171	217
Third party-operated/vacant(2)	3	5	18	26

Subtotal	47	158	466	671

Hardee’s:
Company-operated	317	145	201	663
Franchise-operated(1)	33	58	114	205
Third party-operated/vacant(2)	15	13	53	81

Subtotal	365	216	368	949

La Salsa:
Company-operated	—	4	55	59
Third party-operated/vacant(2)	—	—	6	6

Subtotal	—	4	61	65

Other:
Company-operated	—	—	1	1
Third party-operated/vacant(2)	—	2	2	4

Subtotal	—	2	3	5

Total:
Company-operated	356	261	534	1,151
Franchise-operated(1)	38	99	285	422
Third party-operated/vacant(2)	18	20	79	117

Total	412	380	898	1,690

(1)	“Franchise-operated” properties are those which we own and lease to franchisees, or lease and sublease to franchisees.

(2)	“Third party-operated/vacant” properties are those we own or lease that are either operated by unaffiliated entities or are currently vacant.
      The terms of our leases or subleases vary in length, with primary terms (i.e., before consideration of option periods) expiring on various dates through 2066. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options.
      Our corporate headquarters and Carl’s Jr. brand headquarters are both located in Carpinteria, California and contain approximately 65,000 square feet of space. Our primary distribution center and administrative service center are both located in Anaheim, California and contain approximately 103,000 and 78,000 square feet of space, respectively. A secondary distribution center for the Carl’s Jr. brand is located in Manteca, California, and contains approximately 52,000 square feet of space. We plan to relocate our primary distribution center to Ontario, California, during fiscal 2007. The new facility contains approximately 201,000 square feet of space. Our Hardee’s corporate facility is located in St. Louis, Missouri, and contains approximately 39,000 square feet of space, and a Hardee’s equipment distribution center is located in Rocky Mount, North Carolina, in a facility that contains approximately 81,000 square feet of space.
      During March 2006, we purchased, for aggregate consideration of approximately $15,762, a total of 36 restaurant locations that we had previously leased from a commercial lessor. As of January 31, 2006, company-operated restaurants were located in 29 of these locations. In addition, five locations had been subleased to a Hardee’s franchisee that is operating under a temporary license agreement prior to the termination of these subleases in March 2006. The remaining two locations are not currently leased.

Item 3.	Legal Proceedings
      There are currently a number of lawsuits pending against us. These lawsuits cover a variety of allegations spanning our entire business. The following is a brief description of the more significant of these categories of lawsuits. In addition, we are subject to various federal, state and local regulations that affect our business. We do not believe that any such claims, lawsuits or regulations will have a material adverse effect on our consolidated financial position or results of operations.
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
Suppliers
      We rely on large numbers of suppliers, who are required to meet and maintain our high standards. On occasion, disputes may arise with our suppliers on a number of issues including, but not limited to, compliance with product specifications and certain business concerns. Additionally, disputes may arise on a number of issues between us and individuals or entities who claim they should have been granted the approval or opportunity to supply products or services to our restaurants.
Franchising
      A substantial number of our restaurants are franchised to independent entrepreneurs operating under contractual arrangements with us. In the course of the franchise relationship, disputes occasionally arise between us and our franchisees relating to a broad range of subjects including, without limitation, quality, service and cleanliness issues, contentions regarding grants or terminations of franchises, and delinquent payments. Additionally, occasional disputes arise between us and individuals who claim they should have been granted a franchise.
Intellectual Property
      We have registered trademarks and service marks, patents and copyrights, some of which are of material importance to our business. From time to time, we may become involved in litigation to defend and protect our use of our intellectual property.
Summary of Significant Litigation
      We are, from time to time, the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us and our restaurants, regardless of whether such allegations are valid or whether we are liable. We are also, at times, the subject of complaints or allegations from employees, former employees and franchisees. A class action lawsuit was filed, alleging that salaried restaurant management personnel at our La Salsa restaurants in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. We are currently in arbitration before the Judicial Arbitration and Mediation Services to determine if the lawsuit should be certified as a class action. If and until a class is certified, a predicted range of loss is difficult to determine with certainty; however, it is estimated that it would be between $1,500 and $4,000. We have settled with a number of potential class members and have paid to date approximately $660 in settlement payments, thus reducing the predicted range of future loss by that amount.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is listed on the New York Stock Exchange under the symbol “CKR”. As of March 24, 2006, there were approximately 1,838 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the New York Stock Exchange Composite Tape:

	High	Low

Fiscal 2006
First Fiscal Quarter	$17.15	$14.53
Second Fiscal Quarter	16.77	12.11
Third Fiscal Quarter	13.87	11.51
Fourth Fiscal Quarter	15.69	12.45
Fiscal 2005
First Fiscal Quarter	$11.68	$7.25
Second Fiscal Quarter	14.54	9.39
Third Fiscal Quarter	13.64	10.40
Fourth Fiscal Quarter	14.77	11.89
      Until recently, our senior credit facility prohibited us from paying cash dividends. On April 21, 2005, we amended our senior credit facility to permit us to pay cash dividends, subject to certain limitations comparable to limitations on our ability to repurchase shares of our common stock. On April 25, 2005, we announced that our Board of Directors had declared a cash dividend of $0.04 per share of our common stock and further announced our intention to pay a regular quarterly cash dividend. During fiscal 2006, we declared aggregate cash dividends of $0.16 per share of common stock, for a total of $9,513.
      In April 2004, our Board of Directors authorized a Stock Repurchase Plan to allow us to repurchase up to $20,000 of our common stock. During fiscal 2005, we repurchased 519,000 shares of our common stock at an average price of $10.68 per share, for a total cost, including trading commissions, of $5,559. During the third quarter of fiscal 2006, we repurchased 150,100 shares of our common stock at an average price of $13.29 per share, for a total cost, including trading commissions, of $1,999.
      In order to facilitate future repurchases of our common stock under the Stock Repurchase Plan, our Board of Directors authorized, and we implemented, a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act that allows us to repurchase $2,000 of our common stock in the open market each fiscal quarter during the period beginning November 8, 2005 and ending January 29, 2007, for a total of $10,000. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. During the fourth quarter of fiscal 2006, we repurchased 147,200 shares of our common stock at an average price of $13.55, for a total cost, including trading commissions, of $1,999. We may also, from time to time, repurchase shares in the open market.

      The following table provides information as of January 30, 2006, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (in thousands, except per share amounts):

	(a)	(b)	(c)	(d)

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total	Average	as Part of	that May Yet Be
	Number of	Price	Publicly	Purchased Under
	Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs

November 8, 2005 – December 5, 2005	51,400	$13.16	51,400	$11,764
December 6, 2005 – January 2, 2006	47,500	13.48	47,500	11,123
January 3, 2006 – January 30, 2006	48,300	14.03	48,300	10,443

Total	147,200	13.55	147,200	10,443

Item 6.	Selected Financial Data
      The information set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. All amounts, except per share amounts, presented in Item 6 are in thousands.
Selected Financial and Operating Data

Fiscal Year Ended January 31,(1)(2)

2006(7)	2005	2004(6)	2003(4)(5)	2002

Consolidated Statements of Operations Data:
Revenue:
Company-operated restaurants	$1,209,456	$1,217,273	$1,142,929	$1,109,646	$1,174,384
Franchised and licensed restaurants and other	308,891	302,608	270,491	253,715	263,727

Total revenue	$1,518,347	$1,519,881	$1,413,420	$1,363,361	$1,438,111

Operating income (loss)	$77,880	$56,780	$(8,268)	$35,617	$(31,163)
Interest expense	23,016	36,748	39,962	39,924	53,906
Income tax (benefit) expense	(137,331)	(1,592)	2,417	(7,093)	(584)
Income (loss) from continuing operations	194,582	18,662	(50,430)	19,214	(84,724)
Loss from discontinued operations	—	(646)	(2,790)	(53)	—
Income (loss) before cumulative effect of accounting change	194,582	18,016	(53,220)	19,161	(84,724)
Cumulative effect of accounting change(5)	—	—	—	(175,780)	—
Net income (loss)	194,582	18,016	(53,220)	(156,619)	(84,724)
Net income (loss) per share — basic	3.29	0.31	(0.92)	(2.76)	(1.68)
Income (loss) from continuing operations per share — diluted	2.70	0.31	(0.88)	0.33	(1.68)
Loss from discontinued operations per share — diluted	—	(0.01)	(0.04)	—	—
Income (loss) before cumulative effect of accounting change per share — diluted	2.70	0.30	(0.92)	0.33	(1.68)
Cumulative effect of accounting change per share — diluted(5)	—	—	—	(3.02)	—
Net income (loss) per share — diluted	$2.70	$0.30	$(0.92)	$(2.69)	$(1.68)
Weighted-average shares outstanding — diluted	73,250	59,583	57,536	58,124	50,507
Cash dividends paid per common share	$0.16	$—	$—	$—	$—
Ratio of earnings to fixed charges(3)	2.0	x	1.2	x	—	1.2	x	—

	Fiscal Year Ended January 31,(1)(2)

	2006(7)	2005	2004(6)	2003(4)(5)	2002

Segment Operating Data:
Carl’s Jr.:
Total revenue	$802,761	$792,829	$725,055	$693,692	$704,557
Operating income	82,773	61,656	55,109	52,577	49,728
Hardee’s:
Total revenue	661,509	673,172	642,694	627,785	690,459
Operating income (loss)	13,393	5,293	(26,336)	(16,361)	(80,561)
La Salsa:
Total revenue	49,156	48,794	43,933	39,959	—
Operating loss(6)	(7,007)	(10,270)	(37,304)	(397)	—
Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,343	$18,432	$54,355	$18,440	$24,642
Working capital deficit	(27,445)	(74,907)	(43,820)	(69,586)	(50,676)
Total assets	804,780	668,883	730,404	804,937	898,516
Total long-term debt and capital lease obligations, including current portion	264,662	317,048	418,176	423,275	444,847
Stockholders’ equity	322,381	119,668	100,658	152,660	227,348

(1)	Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31. Fiscal 2006 includes 52 weeks. Fiscal 2005 includes 53 weeks. Fiscal 2004, 2003 and 2002 include 52 weeks.

(2)	Fiscal 2006, 2005, 2004, 2003 and 2002, include $8,025, $14,320, $17,776, $5,194 and $70,908, respectively, of facility action charges, net.

(3)	For purposes of calculating the ratio of earnings to fixed charges (a) earnings represent income (loss) before income taxes, discontinued operations and cumulative effect of accounting change and fixed charges, and (b) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations, amortization of debt issuance costs and a portion of rental expense that is representative of the interest factor (deemed by us to be one-third). Earnings were sufficient to cover fixed charges for fiscal 2006, 2005 and 2003, and insufficient to cover fixed charges for fiscal 2004 and 2002 by $48,013 and $85,308, respectively.

(4)	Fiscal 2003 includes operating results of SBRG from the date of acquisition, March 1, 2002.

(5)	During fiscal 2003, we adopted SFAS 142, Goodwill and Other Intangible Assets, resulting in a transitional impairment charge of $175,780 (or $3.02 per diluted common share).

(6)	Fiscal 2004 includes a $34,059 impairment charge to reduce the carrying value of La Salsa goodwill to $0.

(7)	Fiscal 2006 includes an income tax benefit of $137,331 attributable primarily to the reversal of a previously recorded valuation allowance against deferred tax assets.

Selected Financial and Operating Data by Segment

	Fiscal Year Ended January 31,(1)

	2006	2005	2004	2003(4)	2002

Carl’s Jr. Restaurants
Restaurants open (at end of fiscal year):
Company-operated	428	428	426	440	443
Franchised and licensed	621	586	580	547	526

Total	1,049	1,014	1,006	987	969

Restaurant sales:
Company-operated restaurants	$574,663	$567,960	$523,945	$507,526	$516,998
Franchised and licensed restaurants(2)	700,590	679,734	596,318	567,048	586,144
Average unit volume per company- operated restaurant	1,341	1,301	1,187	1,152	1,135
Percentage increase in comparable company-operated restaurant sales(3)	2.2%	7.7%	2.9%	0.7%	2.9%
Restaurant operating costs as a percentage of company-operated revenue	76.6%	78.9%	79.8%	79.2%	80.7%
Hardee’s Restaurants
Restaurants open (at end of fiscal year):
Company-operated	663	677	721	730	742
Franchised and licensed	1,330	1,357	1,400	1,499	1,648

Total	1,993	2,034	2,121	2,229	2,390

Restaurant sales:
Company-operated restaurants	$587,082	$601,068	$575,238	$562,010	$614,291
Franchised and licensed restaurants(2)	1,173,442	1,203,750	1,186,490	1,251,526	1,390,072
Average unit volume per company- operated restaurant	874	862	792	763	763
Percentage increase (decrease) in comparable company-operated restaurant sales(3)	(0.2)%	7.0%	2.5%	(2.2)%	0.1%
Restaurant operating costs as a percentage of company-operated revenue	84.5%	85.7%	90.7%	89.5%	90.9%

	Fiscal Year Ended January 31,(1)

	2006	2005	2004	2003(4)	2002

La Salsa Restaurants
Restaurants open (at end of fiscal year):
Company-operated	59	62	61	57
Franchised and licensed	43	39	41	42

Total	102	101	102	99

Restaurant sales:
Company-operated restaurants	$47,277	$46,950	$42,310	$38,550
Franchised and licensed restaurants(2)	34,457	34,170	28,176	23,802
Average unit volume per company- operated restaurant	772	748	723	751
Percentage increase (decrease) in comparable company-operated restaurant sales(3)	2.6%	5.2%	(1.3)%	0.8%
Restaurant operating costs as a percentage of company-operated revenue	95.0%	97.6%	94.7%	87.9%

(1)	Our fiscal year is 52 or 53 weeks, ending on the last Monday in January. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31. Fiscal 2006 includes 52 weeks. Fiscal 2005 includes 53 weeks. Fiscal 2004, 2003 and 2002 include 52 weeks.

(2)	Franchisee restaurant operations are not included in our Consolidated Financial Statements; however, franchisee sales result in royalties and rental income, which are included in franchised and licensed revenues.

(3)	Includes only restaurants open throughout the full years being compared.

(4)	Fiscal 2003 includes operating results of La Salsa from the date of the SBRG acquisition, March 1, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes and Selected Financial and Operating Data included elsewhere in this Annual Report on Form 10-K.
Overview
      Highlights from fiscal 2006 include:

•	Consolidated revenue decreased 0.1%, to $1,518,347 in fiscal 2006 (a 52-week year) from $1,519,881 in fiscal 2005 (a 53-week year).

•	Carl’s Jr. same-store sales increased for the sixth consecutive year in fiscal 2006, growing 2.2% at company-operated restaurants, following a 7.7% increase in fiscal 2005.

•	Hardee’s same-store sales decreased 0.2% at company-operated restaurants in fiscal 2006, following a 7.0% increase in fiscal 2005.

•	Annual average unit volume increased 3.1%, to $1,341, for Carl’s Jr. company-operated restaurants and increased 1.4%, to $874, for Hardee’s company-operated restaurants.

•	Carl’s Jr. total restaurant operating costs as a percentage of company-operated revenue decreased 230 basis points to 76.6% in fiscal 2006, as compared to 78.9% in fiscal 2005.

•	Hardee’s total restaurant operating costs as a percentage of company-operated revenue decreased 120 basis points to 84.5% in fiscal 2006, as compared to 85.7% in fiscal 2005.

•	Income before income taxes and discontinued operations increased $40,181, or 235.4%, reaching $57,251 in fiscal 2006.

•	Net income grew to $194,582, or $2.70 per diluted share. This represents an increase of $176,566 over the prior year net income of $18,016, or $0.30 per diluted share. Net income in fiscal 2006 includes an income tax benefit of $137,331 attributable primarily to the reversal of a previously recorded valuation allowance against deferred tax assets.

•	During fiscal 2006, we repaid a total of $39,902 of the term loan portion of our credit facility.

•	On April 21, 2005, we amended our credit facility to permit us to pay cash dividends, subject to certain limitations. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under our term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in our letter of credit fee rate.

•	During fiscal 2006, we declared cash dividends of $0.04 per share of our common stock each quarter for a total of $0.16 per share.
      We are a nationwide owner, operator and franchisor of QSRs, operating principally under the Carl’s Jr. and Hardee’s brand names. Based on United States system-wide sales, our Hardee’s and Carl’s Jr. chains are the tenth and twelfth largest quick-service hamburger restaurant chains in the United States of America, respectively, according to the June 27, 2005 issue of Nation’s Restaurant News. As of January 31, 2006, the Carl’s Jr. system included 1,049 restaurants, of which we operated 428 restaurants and our franchisees and licensees operated 621 restaurants. Carl’s Jr. restaurants are located in the Western United States, predominantly in California. As of January 31, 2006, the Hardee’s system consisted of 1,993 restaurants, of which we operated 663 restaurants and our franchisees and licensees operated 1,330 restaurants. Hardee’s restaurants are located primarily throughout the Southeastern and Midwestern United States.
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

Critical Accounting Policies
      Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our consolidated financial position and results of operations. Specific risks associated with these critical accounting policies are described in the following paragraphs.
      For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Our most significant accounting policies require:

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill, and to establish the estimated liability for closing restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, general and auto liability insurance programs;

•	determination of appropriate estimated liabilities for loss contingencies;

•	determination of appropriate assumptions to use in evaluating leases for capital versus operating lease treatment, establishing depreciable lives for leasehold improvements and establishing straight-line rent expense periods;

•	estimation of the appropriate allowances associated with franchise and license receivables and liabilities for franchise subleases;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of disclosures of pro forma net income; and

•	estimation of our net deferred income tax asset valuation allowance.
      Descriptions of these critical accounting policies follow.

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale
      We evaluate the carrying value of individual restaurants when the results of operations have reasonably progressed to a point to adequately evaluate the probability of continuing operating losses or upon expectation that a restaurant will be sold or otherwise disposed of before the end of its previously estimated useful life. We generally estimate the useful life of restaurants on owned property to be 20 to 35 years and estimate the remaining useful life of restaurants subject to leases to range from the end of the lease term then in effect to

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
the end of such lease term including all option periods. We then estimate the future cash flows from operating the restaurant over its estimated useful life. In making these judgments, we consider the period of time since the restaurant was opened or remodeled, operating trends and expectations for future sales growth. We also make assumptions about future same-store sales and operating expenses. Our approach incorporates a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales. If an estimate of the fair value of our assets becomes necessary, we typically base such estimate on forecasted cash flows discounted at the applicable restaurant concept’s weighted-average cost of capital.
      During the second and fourth quarter of each fiscal year, and whenever events and circumstances indicate that the carrying value of assets may be impaired, we perform an asset recoverability analysis through which we estimate future cash flows for each of our restaurants based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans and other relevant information. As the operations of restaurants opened or remodeled in recent years progress to the point that their profitability and future prospects can adequately be evaluated, additional restaurants will become subject to review and to the possibility that impairments exist.
      Same-store sales are a key assumption used to estimate future cash flow for evaluating recoverability. For each of our restaurant concepts, to evaluate recoverability of restaurant assets we estimate same-store sales will increase at an annual average rate of approximately 3% over the remaining useful life of the restaurant. We are also required to make assumptions regarding the rate at which restaurant operating costs will increase in the future. If our same-store sales do not perform at or above our forecasted level, or if restaurant operating cost increases exceed our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable and we may incur additional impairment charges in the future.
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
      As of January 31, 2006, we had a total of 138 restaurants among our three major restaurant concepts that generated negative cash flows on a trailing one-year basis. These restaurants had combined net book values of $30,514. Included within these totals are 21 restaurants with combined net book values of $9,876 that have not been tested for impairment because they had not yet been operated for a sufficient period of time as of our most recent comprehensive semi-annual asset quality review in the fourth quarter of fiscal 2006. If these negative cash flow restaurants were not to begin generating positive cash flows or expectations of positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be unrecoverable and we may recognize additional impairment charges in the future.
Impairment of Goodwill
      At the reporting unit level, goodwill is tested for impairment at least annually during the first quarter of our fiscal year, and on an interim basis if events or circumstance indicate that it is more likely than not impairment may have occurred. We consider the reporting unit level to be the brand level since the components (e.g., restaurants) within each brand have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. The impairment, if any, is measured based on the estimated fair value of the brand. Fair value can be determined based on

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
discounted cash flows, comparable sales or valuations of other restaurant brands. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.
      The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we use the assumptions in our strategic plan for items such as same-store sales, store count growth rates, and the discount rate we consider to be the market discount rate for acquisitions of restaurant companies and brands.
      If the assumptions used in performing our impairment testing prove inaccurate, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating that an impairment has occurred. During the first quarter of fiscal year 2006, we evaluated the Carl’s Jr. brand, the only one of our brands for which goodwill is recorded. As a result of our evaluation, we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of January 31, 2006, we had $22,649 in goodwill recorded on the accompanying Consolidated Balance Sheet, all of which relates to Carl’s Jr.

Estimated Liability for Closing Restaurants
      We typically make decisions to close restaurants based on prospects for estimated future profitability. However, sometimes we are forced to close restaurants due to circumstances beyond our control (e.g., a landlord’s refusal to negotiate a new lease). Our restaurant operators evaluate each restaurant’s performance no less frequently than the second and fourth quarter of each fiscal year. When restaurants continue to perform poorly, we consider a number of factors, including the demographics of the location and the likelihood of being able to improve an unprofitable restaurant. Based on the operators’ judgment and a financial review, we estimate the future cash flows. If we determine that the restaurant will not, within a reasonable period of time, operate at break-even cash flow or be profitable, and we are not contractually obligated to continue operating the restaurant, we may close the restaurant.
      The estimated liability for closing restaurants on properties vacated is based on the terms of the lease and the lease termination fee, if any, that we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability recorded is equal to the present value of these estimated future payments, which approximates the fair value of such obligations. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in facility action charges, net in our accompanying Consolidated Statements of Operations.
      A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants. We estimate the cost to maintain leased and owned vacant properties until the lease has been abated or the owned property has been sold. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties, enter into subleases or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms that we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse the previously established estimated liabilities, resulting in an increase in operating income. As of January 31, 2006, the present value of our operating lease payment obligations on all closed restaurants was approximately $6,987, which represents the discounted amount we would be required to pay if we are unable to enter into sublease agreements or terminate such leases prior to the end of the lease terms. However, it is our experience that we can often terminate those leases for less than that amount, or sublease the property. Accordingly, we have recorded an estimated liability for operating lease obligations of $4,801 as of January 31, 2006.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Estimated Liability for Self-Insurance
      We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, general and auto liability claims over $500. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 4.5% as of January 31, 2006. In determining our estimated liability, management and our actuary develop assumptions based on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development. Our actual future loss development may be better or worse than the development we estimated in conjunction with the actuary, in which case our reserves would require adjustment. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we would be required to adjust the expected losses upward and increase our future self-insurance expense.
      Our actuary provides a range of estimated unpaid losses for each loss category, upon which our analysis is based. As of January 31, 2006, our estimated liability for self-insured workers’ compensation, general and automobile liability losses ranged from a low of $33,698 to a high of $41,679. After adjusting to the actuarially determined best estimate, our recorded reserves for self-insurance liabilities were $37,413 as of January 31, 2006.

Loss Contingencies
      We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS 5, Accounting for Contingencies, which requires that we assess each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we accrue to the low end of the range. In accordance with SFAS 5, as of January 31, 2006, we have recorded an accrued liability for contingencies related to litigation in the amount of $1,412 (see Notes 11 and 27 of Notes to Consolidated Financial Statements for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the recorded liabilities and related Consolidated Financial Statement disclosure. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Consolidated Financial Statements.
      In addition, as of January 31, 2006, we estimated our potential exposure for those loss contingencies related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $75 to $140. In accordance with SFAS 5, we have not recorded a liability for these contingent losses.

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

Franchised and Licensed Operations
      We monitor the financial condition of certain franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter, we perform an analysis to develop estimated bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our Consolidated Financial Statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Additionally, we cease accruing royalties and rental income from franchisees that are materially delinquent in paying or in default for other reasons and reverse any uncollected royalties and rent income accrued during the fiscal quarter in which such delinquency or default occurs. Over time, our assessment of individual franchisees may change. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally one year) such that we determined an allowance was no longer required.
      Depending on the facts and circumstances, there are a number of different actions we and/or our franchisees may take to resolve franchise collections issues. These actions may include the purchase of franchise restaurants by us or by other franchisees, a modification to the franchise agreement, which may include a provision to defer certain royalty payments or reduce royalty rates in the future, a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary obligee — see further discussion below) or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most probable course of action that will occur.
      Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. In such cases, we account for the sublease payments received as franchising rental income and the lease payments we make as rental expense in franchised and licensed restaurants and other expense in our accompanying Consolidated Statements of Operations. As of January 31, 2006, the present value of our total obligation on lease arrangements with Hardee’s and Carl’s Jr. franchisees, including subsidized leases discussed further below, was $33,785 and $93,283, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past, however, we can provide no assurance that this will not occur.
      In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of January 31, 2006, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $18,897 and $5,430, respectively. Financially troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of January 31, 2006, the net book value

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
of property under lease to Hardee’s franchisees that are considered to be financially troubled franchisees was approximately $16,870 and is included in the amount above. During fiscal 2007 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.
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
      The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Because losses are typically not probable and/or able to be reasonably estimated, we have not established an additional estimated liability for potential losses not yet incurred under a significant portion of our franchise sublease arrangements. The present value of future sublease obligations from financially troubled franchisees is approximately $20,816 (six financially troubled franchisees represent approximately 97% of this amount). If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion above). The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s concept.
      During February 2006, we terminated our franchise agreement with a financially troubled Hardee’s franchisee that operates approximately 90 franchised restaurants as a result of its inability to remedy, on a timely basis, certain defaults under the terms of the agreement. The franchisee is continuing to operate the affected restaurants pursuant to a temporary license agreement, which we can terminate without cause or notice.
      Ten of the affected restaurants are located on property that we own and lease to the franchisee. As of January 31, 2006, the aggregate net book value of land and building at these locations is $5,111. In addition, 52 restaurants are located on leased premises that we sublease to the franchisee. As of January 31, 2006, the present value of our obligation to the lessors under the master leases for these locations is $8,388. We have no investment in land or buildings at these locations. During March 2006, we terminated the leases and subleases pertaining to the aforementioned 62 restaurants. We intend to either operate most of these locations as company-operated restaurants or refranchise the restaurants. However, we may close a number of these restaurants, in which case we would record a charge for future lease obligations at the affected locations. The franchisee and its lenders are considering alternatives for the remaining 28 restaurants, including the possibility that we may operate some or all of these restaurants.
      As of January 31, 2006, our accounts and notes receivable from this franchisee were fully reserved. In addition, we have not recognized, on a cumulative basis, $4,039 in accounts receivable and $2,068 in notes receivable, nor the royalty and rent revenue associated with these accounts and notes receivable. During fiscal 2006, we recognized royalty and rent revenue related to this franchisee of $1,071 and $1,581, respectively.

Stock-Based Compensation
      As discussed in Notes 1 and 24 of Notes to Consolidated Financial Statements, we have various stock-based compensation plans that provide options for certain employees and non-employee directors to purchase shares of our common stock. We have elected to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Employees, which utilizes the intrinsic value method of accounting for stock-based compensation, as opposed to using the fair-value method prescribed in SFAS 123, Accounting for Stock-Based Compensation. Because of this election, we are required to make certain disclosures of pro forma net income assuming we had adopted SFAS 123. We determine the estimated fair value of stock-based compensation on the date of the grant using the fair-value based method of the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the historical stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation (see Note 1 of Notes to Consolidated Financial Statements for analysis of the effect of certain changes in assumptions used to determine the fair value of stock-based compensation).
      As discussed in Note 2 of Notes to Consolidated Financial Statements, we will be required to adopt SFAS 123 (Revised 2004), Share-Based Payment, as of the beginning of fiscal 2007.

Valuation Allowance for Net Deferred Tax Assets
      Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the liability method. Deferred tax assets are also provided for net operating loss and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred tax assets. We evaluate, on a quarterly basis, whether it is probable that our deferred income tax assets are realizable. In performing this analysis, we consider all available evidence, both positive and negative, including historical operating results, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies that may be employed to prevent operating loss or tax credit carryforwards from expiring unused.
      As of January 31, 2005, we maintained a valuation allowance of $190,179 against our net deferred tax assets, since we had determined, based primarily on a history of cumulative losses in recent years and uncertainty regarding the timing and amounts of future taxable income, that realization of our deferred tax assets was not more likely that not. During the fourth quarter of fiscal 2006, after considering a number of factors, including a three-year history of cumulative earnings, utilization of net operating loss carryforwards in fiscal 2006, and estimated taxable income in future years, we determined we would more likely than not realize substantial future tax benefits from our deferred tax assets. As a result of this analysis, we reduced our valuation allowance by $159,959 at January 31, 2006, resulting in a net deferred tax asset of $149,183. Of the total tax benefit from the reversal of the valuation allowance, $11,971 was recorded to additional paid-in capital for the tax benefit from the exercise of stock options during both the current and prior years. As of January 31, 2006, our remaining valuation allowance of $30,220 relates to federal and state capital loss carryforwards, foreign tax credits, and certain state net operating loss and income tax credit carryforwards. Realization of the tax benefit of such deferred tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.
      During fiscal 2007, we expect to begin recording a provision for federal and state income tax expense using an effective rate of approximately 38%. As a result of our net operating loss (“NOL”) and income tax credit carryforwards and expected reversals of temporary differences, we expect that our cash requirements for U.S. federal, foreign and state income taxes will approximate 2% of our taxable earnings in fiscal 2007 and until such time as our various NOLs and tax credits are utilized. This 2% rate results primarily from alternative minimum tax (“AMT”), under which 10% of taxable earnings cannot be offset by NOL carryforwards and is subject to tax at the AMT rate of 20%. The actual cash requirements for income taxes

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
could vary significantly from our expectations for a number of reasons, including, but not limited to, unanticipated fluctuations in our deferred tax assets and liabilities, unexpected gains from significant transactions, unexpected outcomes of income tax audits, and changes in tax law. We expect to continue to incur foreign taxes on our income earned outside the U.S., which we expect to result in a credit against our U.S. federal tax liability.
Restaurant Portfolio Strategy
      In fiscal 2000, we embarked on a refranchising initiative to generate cash to reduce outstanding borrowings on our senior credit facility, as well as to increase the number of franchise-operated restaurants. Additionally, as sales trends for the Hardee’s restaurants and certain Carl’s Jr. restaurants (primarily in the Oklahoma area) continued to decline in fiscal 2000 and fiscal 2001, we determined that it was necessary to close certain restaurants for which a return to profitability was not likely. These activities resulted in the charges reflected in our accompanying Consolidated Financial Statements as facility action charges, net. During fiscal 2006, 2005 and 2004, we recorded facility action charges of $8,025, $14,320 and $17,776, respectively, which were primarily non-cash in nature.
Business Strategy
      We remain focused on vigorously pursuing our comprehensive business strategy. The main components of our strategy are as follows:

•	remain focused on restaurant fundamentals — quality, service and cleanliness;

•	offer premium products that compete on quality and taste;

•	build on the strength of the Carl’s Jr. brand, including dual-branding opportunities with Green Burrito;

•	continue to execute and refine the Hardee’s turnaround program, including testing of dual-branding opportunities with Red Burrito;

•	control costs while increasing revenues;

•	leverage our infrastructure and marketing presence to build out existing core markets; and

•	strengthen our franchise system and pursue further franchising opportunities.
Franchise Operations
      Like others in the QSR industry, some of our franchisees experience financial difficulties from time to time with respect to their operations. Our approach to dealing with financial and operational issues that arise from these situations is described under Critical Accounting Policies above, under the heading “Franchised and Licensed Operations.” Some franchisees in the Hardee’s system have experienced significant financial problems and, as discussed above, there are a number of potential resolutions of these financial issues.
      We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants quarterly (see discussion under Critical Accounting Policies — Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of January 31, 2006, our consolidated allowance for doubtful accounts on notes receivable was 69.2% of the gross balance of notes receivable and our

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
consolidated allowance for doubtful accounts on accounts receivable was 2.4% of the gross balance of accounts receivable. During fiscal 2004 and to a lesser extent during fiscal 2005 and 2006, we established several notes receivable pursuant to completing workout agreements with several troubled franchisees. As of January 31, 2006, we have not recognized, on a cumulative basis, $8,871 in accounts receivable and $7,638 in notes receivable, nor the royalty and rent revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations.
Operating Review
      The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our accompanying Consolidated Statements of Operations for the years indicated:

	Fiscal Year Ended January 31,

	2006	2005	2004

Revenue:
Company-operated restaurants	79.7%	80.1%	80.9%
Franchised and licensed restaurants and other	20.3	19.9	19.1

Total revenue	100.0	100.0	100.0

Operating costs and expenses:
Restaurant operating costs(1):
Food and packaging	29.3	29.6	29.8
Payroll and other employee benefits	29.5	31.0	32.4
Occupancy and other	22.4	22.5	23.6

Total restaurant operating costs	81.2	83.0	85.8

Franchised and licensed restaurants and other(2)	77.2	75.2	77.7
Advertising(1)	5.9	5.9	6.2
General and administrative	9.3	9.1	7.6
Facility action charges, net	0.5	0.9	1.3
Impairment of goodwill	—	—	2.4
Operating income (loss)	5.1	3.7	(0.6)
Interest expense	(1.5)	(2.4)	(2.8)
Other income (expense), net	0.2	(0.2)	—

Income (loss) before income taxes and discontinued operations	3.8	1.1	(3.4)
Income tax (benefit) expense	(9.0)	0.1	(0.2)

Income (loss) from continuing operations	12.8%	1.2%	(3.6)%

(1)	As a percentage of revenue from company-operated restaurants.

(2)	As a percentage of revenue from franchised and licensed restaurants and other.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations and are classified in the same way as we present segment information (see Note 23 of Notes to Consolidated Financial Statements).

	Fiscal 2006

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Eliminations(B)	Total

Company-operated revenue	$574,663	$587,082	$47,277	$434	$—	$1,209,456

Restaurant operating costs:
Food and packaging	166,863	174,611	12,617	148	—	354,239
Payroll and employee benefits	150,559	190,486	15,722	193	—	356,960
Occupancy and other operating costs	122,859	131,149	16,559	149	—	270,716

Total restaurant operating costs	440,281	496,246	44,898	490	—	981,915

Franchising and licensed restaurants and other revenues:
Royalties	26,224	42,050	1,754	433	(86)	70,375
Distribution centers	179,222	24,458	—	—	(139)	203,541
Rent	20,968	7,121	—	—	—	28,089
Retail sales of variable interest entity	—	—	—	4,279	—	4,279
Other	1,684	798	125	—	—	2,607

Total franchising and licensed restaurants and other revenues	228,098	74,427	1,879	4,712	(225)	308,891

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	4,609	5,169	1,389	—	—	11,167
Distribution centers	174,149	24,930	—	—	—	199,079
Rent and other occupancy	18,213	5,959	—	—	—	24,172
Operating costs of variable interest entity	—	—	—	4,299	(256)	4,043

Total franchising and licensed restaurants and other expenses	196,971	36,058	1,389	4,299	(256)	238,461

Advertising	34,660	35,282	1,014	8	—	70,964

General and administrative	46,284	75,877	7,318	11,623	—	141,102

Facility action charges, net	1,792	4,653	1,544	36	—	8,025

Operating income (loss)	$82,773	$13,393	$(7,007)	$(11,310)	$31	$77,880

Company-operated average unit volume (trailing-13 periods)	1,341	874	772
Franchise-operated average unit volume (trailing-13 periods)	1,160	897	897
Average check (actual $)	6.22	4.76	10.15
Company-operated same-store sales increase (decrease)	2.2%	(0.2)%	2.6%
Company-operated same-store transaction decrease	(3.0)%	(2.7)%	(1.7)%
Franchise-operated same-store sales increase (decrease)	0.7%	(2.2)%	3.9%
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	29.0%	29.7%	26.7%
Payroll and employee benefits	26.2%	32.4%	33.3%
Occupancy and other operating costs	21.4%	22.4%	35.0%
Total restaurant operating costs	76.6%	84.5%	95.0%
Advertising as a percentage of company- operated revenue	6.0%	6.0%	2.1%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Fiscal 2005

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Eliminations(B)	Total

Company-operated revenue	$567,960	$601,068	$46,950	$1,295	$—	$1,217,273

Restaurant operating costs:
Food and packaging	166,120	180,515	12,848	456	—	359,939
Payroll and employee benefits	160,240	200,349	16,285	531	—	377,405
Occupancy and other operating costs	121,779	134,387	16,711	417	—	273,294

Total restaurant operating costs	448,139	515,251	45,844	1,404	—	1,010,638

Franchising and licensed restaurants and other revenues:
Royalties	25,426	43,414	1,732	351	(66)	70,857
Distribution centers	176,304	18,181	—	—	—	194,485
Rent	22,172	9,985	—	—	—	32,157
Retail sales of variable interest entity	—	—	—	3,506	—	3,506
Other	967	524	112	—	—	1,603

Total franchising and licensed restaurants and other revenues	224,869	72,104	1,844	3,857	(66)	302,608

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	4,006	4,758	1,111	—	—	9,875
Distribution centers	171,363	18,379	—	—	—	189,742
Rent and other occupancy	18,040	6,540	—	—	—	24,580
Operating costs of variable interest entity	—	—	—	3,457	(66)	3,391

Total franchising and licensed restaurants and other expenses	193,409	29,677	1,111	3,457	(66)	227,588

Advertising	34,413	36,023	1,377	26	—	71,839

General and administrative	52,418	79,840	6,388	70	—	138,716

Facility action charges, net	2,794	7,088	4,344	94	—	14,320

Operating income (loss)	$61,656	$5,293	$(10,270)	$101	$—	$56,780

Company-operated average unit volume (trailing-13 periods)	1,301	862	748
Franchise-operated average unit volume (trailing-13 periods)	1,146	891	823
Average check (actual $)	5.89	4.63	9.65
Company-operated same-store sales increase	7.7%	7.0%	5.2%
Company-operated same-store transaction increase	1.3%	0.2%	1.0%
Franchise-operated same-store sales increase	6.6%	3.6%	3.7%
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	29.3%	30.0%	27.4%
Payroll and employee benefits	28.2%	33.3%	34.6%
Occupancy and other operating costs	21.4%	22.4%	35.6%
Total restaurant operating costs	78.9%	85.7%	97.6%
Advertising as a percentage of company-operated revenue	6.1%	6.0%	2.9%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Fiscal 2004

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Total

Company-operated revenue	$523,945	$575,238	$42,310	$1,436	$1,142,929

Restaurant operating costs:
Food and packaging	150,732	178,137	11,340	467	340,676
Payroll and employee benefits	152,488	203,815	13,861	536	370,700
Occupancy and other operating costs	114,673	139,638	14,850	445	269,606

Total restaurant operating costs	417,893	521,590	40,051	1,448	980,982

Franchising and licensed restaurants and other revenues:
Royalties	21,794	38,348	1,623	302	62,067
Distribution centers	155,945	20,693	—	—	176,638
Rent	22,059	7,988	—	—	30,047
Other	1,312	427	—	—	1,739

Total franchising and licensed restaurants and other revenues	201,110	67,456	1,623	302	270,491

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	3,720	5,917	731	—	10,368
Distribution centers	152,285	20,336	—	—	172,621
Rent and other occupancy	20,181	7,067	—	—	27,248

Total franchising and licensed restaurants and other expenses	176,186	33,320	731	—	210,237

Advertising	34,157	35,734	1,233	30	71,154

General and administrative	39,518	62,693	4,599	670	107,480

Facility action charges, net	2,192	15,693	564	(673)	17,776

Impairment of goodwill	—	—	34,059	—	34,059

Operating income (loss)	$55,109	$(26,336)	$(37,304)	$263	$(8,268)

Company-operated average unit volume (trailing-13 periods)	1,187	792	723
Franchise-operated average unit volume (trailing-13 periods)	1,074	845	711
Average check (actual $)	5.53	4.34	9.20
Company-operated same-store sales increase (decrease)	2.9%	2.5%	(1.3)%
Company-operated same-store transaction decrease	(1.7)%	(6.1)%	(4.9)%
Franchise-operated same-store sales increase	0.6%	1.2%	1.7%
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	28.8%	31.0%	26.8%
Payroll and employee benefits	29.1%	35.4%	32.8%
Occupancy and other operating costs	21.9%	24.3%	35.1%
Total restaurant operating costs	79.8%	90.7%	94.7%
Advertising as a percentage of company-operated revenue	6.5%	6.2%	2.9%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Fourth Quarter Fiscal 2006

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Eliminations(B)	Total

Company-operated revenue	$135,133	$131,025	$10,265	$80	$—	$276,503

Restaurant operating costs:
Food and packaging	39,403	38,899	2,795	26	—	81,123
Payroll and employee benefits	32,334	43,391	3,501	34	—	79,260
Occupancy and other operating costs	27,895	28,333	3,772	24	—	60,024

Total restaurant operating costs	99,632	110,623	10,068	84	—	220,407

Franchising and licensed restaurants and other revenues:
Royalties	6,464	9,101	405	95	(18)	16,047
Distribution centers	43,021	4,845	—	—	(6)	47,860
Rent	5,094	1,301	—	—	—	6,395
Retail sales of variable interest entity	—	—	—	883	—	883
Other	606	154	94	—	—	854

Total franchising and licensed restaurants and other revenues	55,185	15,401	499	978	(24)	72,039

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	998	1,407	381	—	—	2,786
Distribution centers	41,546	4,883	—	—	—	46,429
Rent and other occupancy	4,418	1,308	—	—	—	5,726
Operating costs of variable interest entity	—	—	—	878	(6)	872

Total franchising and licensed restaurants and other expenses	46,962	7,598	381	878	(6)	55,813

Advertising	6,433	8,141	(30)	4	—	14,548

General and administrative	11,625	19,465	1,840	67	—	32,997

Facility action charges, net	547	2,552	1,133	6	—	4,238

Operating income (loss)	$25,119	$(1,953)	$(2,628)	$19	$(18)	$20,539

Average check (actual $)	6.41	4.83	10.16
Company-operated same-store sales increase	5.3%	2.9%	3.7%
Company-operated same-store transaction (decrease) increase	(0.4)%	0.4%	(0.5)%
Franchise-operated same-store sales increase	4.3%	2.9%	5.1%
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	29.2%	29.7%	27.2%
Payroll and employee benefits	23.9%	33.1%	34.1%
Occupancy and other operating costs	20.6%	21.6%	36.8%
Total restaurant operating costs	73.7%	84.4%	98.1%
Advertising as a percentage of company-operated revenue	4.8%	6.2%	(0.3)%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Fourth Quarter Fiscal 2005

	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Eliminations(B)	Total

Company-operated revenue	$138,821	$139,213	$10,688	$260	$—	$288,982

Restaurant operating costs:
Food and packaging	40,796	42,205	3,006	98	—	86,105
Payroll and employee benefits	38,932	47,727	3,664	112	—	90,435
Occupancy and other operating costs	29,895	32,920	4,145	86	—	67,046

Total restaurant operating costs	109,623	122,852	10,815	296	—	243,586

Franchising and licensed restaurants and other revenues:
Royalties	6,277	9,032	387	96	(66)	15,726
Distribution centers	42,948	5,132	—	—	—	48,080
Rent	5,288	2,549	—	—	—	7,837
Retail sales of variable interest entity	—	—	—	943	—	943
Other	180	142	—	—	—	322

Total franchising and licensed restaurants and other revenues	54,693	16,855	387	1,039	(66)	72,908

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	966	1,491	266	—	—	2,723
Distribution centers	41,661	5,244	—	—	—	46,905
Rent and other occupancy	4,189	1,354	—	—	—	5,543
Operating costs of variable interest entity	—	—	—	951	(66)	885

Total franchising and licensed restaurants and other expenses	46,816	8,089	266	951	(66)	56,056

Advertising	6,918	8,451	325	5	—	15,699

General and administrative	11,056	20,107	2,054	60	—	33,277

Facility action charges, net	1,344	1,292	1,937	2	—	4,575

Operating income (loss)	$17,757	$(4,723)	$(4,322)	$(15)	$—	$8,697

Average check (actual $)	6.03	4.71	9.77
Company-operated same-store sales increase	4.9%	4.4%	4.3%
Company-operated same-store transaction (decrease) increase	(0.4)%	0.8%	(1.2)%
Franchise-operated same-store sales increase (decrease)	3.7%	(1.1)%	3.8%
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	29.5%	30.3%	28.1%
Payroll and employee benefits	28.0%	34.3%	34.3%
Occupancy and other operating costs	21.5%	23.6%	38.8%
Total restaurant operating costs	79.0%	88.2%	101.2%
Advertising as a percentage of company- operated revenue	5.0%	6.1%	3.0%

(A)	“Other” consists of Green Burrito and amounts that we do not believe would be proper to allocate to the operating segments.

(B)	“Eliminations” consists of the elimination of royalty revenues and expenses generated between Hardee’s and a variable interest entity franchisee included in our Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Presentation of Non-GAAP Measurements

Adjusted EBITDA
      Adjusted EBITDA is a non-GAAP measure used by our senior lenders under the Facility to evaluate our ability to service debt. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. As shown in the table below and defined in the Facility, Adjusted EBITDA is calculated as earnings before cumulative effect of accounting changes, discontinued operations, interest expense, income taxes, depreciation and amortization, facility action charges, impairment of goodwill and impairment of assets held for sale. Because not all companies calculate Adjusted EBITDA identically, this presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes, debt service payments and cash costs arising from facility actions.
      The Facility includes a number of financial covenants, including a current requirement that we generate a minimum Adjusted EBITDA ($125,000 as of January 31, 2006) on a trailing four quarter basis. In addition, our maximum annual capital expenditures are limited by the Facility, based on a sliding scale driven by our Adjusted EBITDA.

	2006

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Net income (loss)	$77,065	$(3,782)	$(6,855)	$128,154	$194,582
Interest expense	4,255	18,641	28	92	23,016
Income tax expense (benefit)	1,955	—	(138)	(139,148)	(137,331)
Depreciation and amortization	24,958	35,473	3,558	166	64,155
Facility action charges, net	1,792	4,653	1,544	36	8,025

Adjusted EBITDA	$110,025	$54,985	$(1,863)	$(10,700)	$152,447

	2005

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Net income (loss)	$58,490	$(32,750)	$(10,314)	$2,590	$18,016
Discontinued operations, excluding impairment	—	—	—	(252)	(252)
Interest expense (benefit)	5,071	31,510	(27)	194	36,748
Income tax expense (benefit)	498	73	2	(2,165)	(1,592)
Depreciation and amortization	23,875	38,782	3,965	171	66,793
Facility action charges, net	2,794	7,088	4,344	94	14,320
Premium on early redemption of Senior Notes	—	9,126	—	—	9,126
Impairment of Timber Lodge	—	—	—	898	898

Adjusted EBITDA	$90,728	$53,829	$(2,030)	$1,530	$144,057

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	2004

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

Net income (loss)	$49,319	$(62,286)	$(37,253)	$(3,000)	$(53,220)
Discontinued operations, excluding impairment	—	—	—	(89)	(89)
Interest expense (benefit)	6,263	33,787	(81)	(7)	39,962
Income tax expense (benefit)	721	(19)	—	1,715	2,417
Depreciation and amortization	26,777	41,156	3,734	407	72,074
Facility action charges, net	2,192	15,693	564	(673)	17,776
Impairment of goodwill	—	—	34,059	—	34,059
Impairment of Timber Lodge	—	—	—	2,879	2,879

Adjusted EBITDA	$85,272	$28,331	$1,023	$1,232	$115,858

      The following table reconciles Adjusted EBITDA (a non-GAAP measurement) to cash flows provided by operating activities (a GAAP measurement):

	2006	2005	2004

Cash flows provided by operating activities	$116,173	$112,222	$79,764
Interest expense	23,016	36,748	39,962
Income tax (benefit) expense	(137,331)	(1,592)	2,417
Premium on early redemption of Senior Notes	—	9,126	—
Amortization of loan fees	(3,312)	(3,637)	(4,451)
(Provision for) recovery of losses on accounts and notes receivable	(176)	1,940	(2,260)
Loss on investments, sale of property and equipment, capital leases and extinguishment of debt	(3,180)	(9,676)	(3,598)
Deferred income taxes	138,921	(295)	(574)
Other non-cash (charges) credits	(276)	(79)	284
Change in estimated liability for closing restaurants and estimated liability for self-insurance	13,894	4,877	10,304
Net change in refundable income taxes	(612)	3,366	(643)
Net change in receivables, inventories, prepaid expenses and other current assets	5,002	(1,766)	(8,325)
Net change in accounts payable and other current liabilities	328	(7,058)	3,550
Adjusted EBITDA from discontinued operations	—	262	108
Net cash flows from discontinued operations	—	(119)	(572)

Adjusted EBITDA, including discontinued operations	152,447	144,319	115,966
Less: Adjusted EBITDA from discontinued operations	—	(262)	(108)

Adjusted EBITDA	$152,447	$144,057	$115,858

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Fiscal 2006 Compared with Fiscal 2005 and Fiscal 2005 Compared with Fiscal 2004

Carl’s Jr.
      During fiscal 2006, we opened six and closed five company-operated restaurants, and divested one company-operated restaurant to a franchisee; Carl’s Jr. franchisees and licensees opened 42 and closed eight restaurants, and acquired one former company-operated restaurant. As of January 31, 2006, 2005 and 2004, the Carl’s Jr. system consisted of the following:

	Restaurant Portfolio					Fiscal Year Revenue

				2006-2005	2005-2004				2006-2005	2005-2004
	2006	2005	2004	Change	Change	2006	2005	2004	Change	Change

Company	428	428	426	—	2	$574,663	$567,960	$523,945	$6,703	$44,015
Franchised and licensed(a)	621	586	580	35	6	228,098	224,869	201,110	3,229	23,759

Total	1,049	1,014	1,006	35	8	$802,761	$792,829	$725,055	$9,932	$67,774

(a)	Includes $179,222, $176,304 and $155,945 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants in fiscal 2006, 2005 and 2004, respectively.

Company-Operated Restaurants
      Revenue from company-operated restaurants increased $6,703, or 1.2%, to $574,663 during fiscal 2006 as compared to the prior year, despite the inclusion of a 53rd week in fiscal 2005. This increase resulted primarily from a 2.2% increase in same-store sales driven by a 5.6% increase in the average guest check, partially offset by a decrease in transaction counts. We believe the launch of several new products during the current fiscal year, including the Spicy BBQ Six Dollar Burgertm, the Western Bacon Charbroiled Chicken Sandwichtm, the Green Burrito Taco Salad, the Portobello Mushroom Six Dollar Burgertm, the Jalapeno Burger and Hand-Scooped Ice Cream Shakes & Malts, as well as the continued promotion of the Breakfast Burger, contributed to the growth in same-store sales. The international media recognition gained by our advertising for our new Spicy BBQ Six Dollar Burger, featuring Paris Hilton further contributed to the growth in same-store sales.
      Revenue from company-operated Carl’s Jr. restaurants increased $44,015, or 8.4%, to $567,960 during fiscal 2005 as compared to fiscal 2004. This increase resulted primarily from a 7.7% increase in same-store sales driven by a 6.5% increase in the average customer check, as well as a 1.3% increase in transaction counts, and, to a much lesser extent, to the inclusion of a 53rd week in fiscal 2005.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      The changes in restaurant operating costs as a percentage of company-operated revenue are explained as follows:

	2006	2005

Restaurant operating costs as a percentage of company-operated revenue for the prior year	78.9%	79.8%
Decrease in workers’ compensation expense	(1.6)	(0.2)
Decrease in labor costs, excluding workers’ compensation	(0.4)	(0.7)
(Decrease) increase in general liability expense	(0.3)	0.1
(Decrease) increase in food and packaging costs	(0.3)	0.5
Decrease in equipment lease expense	(0.2)	(0.1)
Increase in utilities expense	0.2	—
Increase (decrease) in repair and maintenance expense	0.1	(0.2)
Increase (decrease) in rent expense, property taxes and licenses	0.1	(0.1)
Increase (decrease) in depreciation and amortization expense	0.1	(0.1)
Increase in cost of promotional items	—	0.2
Increase in asset retirement expense	0.1	—
Other, net	(0.1)	(0.3)

Restaurant operating costs as a percentage of company-operated revenue for the current year	76.6%	78.9%

      Workers’ compensation expense decreased by $8,720 during fiscal 2006 as compared to fiscal 2005, and by $276 during fiscal 2005 as compared to fiscal 2004, due to favorable actuarial trends in claim frequency and severity. The significant decrease in workers’ compensation expense during fiscal 2006 can be largely attributed to the 2004-05 and 2005-06 policy periods. As these periods have begun to mature, with the benefit of a more favorable, post-reform environment, our actuarial methods have relied more heavily on projection methods incorporating the actual loss experience for the periods. We believe that the magnitude of the cumulative benefit recognized in fiscal 2006, while consistent with decreasing workers’ compensation trends in California, is unlikely to recur in future quarterly or annual periods. Based on current estimates of costs for fiscal 2007, Carl’s Jr. combined workers’ compensation and general liability expenses for fiscal 2006 were approximately 105 basis points lower, as a percent of sales, than the anticipated run rate for fiscal 2007.
      Labor costs, excluding workers’ compensation, as a percent of sales decreased during fiscal 2006 as compared to fiscal 2005, and in fiscal 2005 as compared to fiscal 2004, due mainly to more effective management of direct labor costs and the benefits of sales leverage.
      General liability expense decreased by $1,635 during fiscal 2006 as compared to fiscal 2005 as a result of continuing favorable actuarial loss development trends.
      Food and packaging costs as a percent of sales decreased during fiscal 2006 as compared to the prior year due partially to decreases in the cost of several commodities, including bacon, poultry, cheese and frying oil. Food and packaging costs increased as a percent of sales in fiscal 2005 from fiscal 2004, primarily due to increases in the cost of beef and other commodities, such as bacon and cheese.
      Equipment lease expense as a percent of sales decreased during fiscal 2006 as compared to fiscal 2005 mainly due to the expiration of certain operating leases on point-of-sale equipment, which was replaced by purchased equipment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      Utilities expense as a percent of sales increased during fiscal 2006 as compared to fiscal 2005 mainly due to increases in the prices of electricity and natural gas.
      Repair and maintenance expense decreased as a percent of sales during fiscal 2005 as compared with fiscal 2004 primarily as a result of greater sales leverage.
      The cost of promotional items as a percent of sales increased in fiscal 2005 from the prior year, due to a promotional items sales increase from a fiscal 2005 bobblehead promotion featuring members of the NBA’s Los Angeles Lakers, which was broader than a similar promotion featuring members of the NBA’s Sacramento Kings in fiscal 2004.

Franchised and Licensed Restaurants
      Total franchising revenue increased by $3,229, or 1.4%, to $228,098 in fiscal 2006, as compared to the prior year, despite the inclusion of a 53rd week in fiscal 2005, due mainly to an increase of $2,918, or 1.7%, in sales of food, paper and supplies to franchisees. This increase is primarily due to a net increase of 22 domestic franchised restaurants during fiscal 2006, as well as the impact of a slight increase in franchise same-store sales. Franchise royalties also grew $798, or 3.1%, during fiscal 2006 due to a net increase of 35 domestic and international franchised restaurants and the increase in same store sales discussed above. Franchise fees, which are included in other franchise revenue, increased $717, or 74.1%, also due to the opening of new franchise units discussed above and the renewal of franchise agreements. Rental income decreased $1,204, or 5.4%, due to the expiration of certain leases on property we had previously sublet to franchisees. For most of these leases, the franchisees directly negotiated lease renewals with the landlord.
      Total franchising revenue increased by $23,759, or 11.8%, to $224,869 in fiscal 2005, as compared to fiscal 2004, due mainly to an increase of $20,359, or 13.1%, in sales of food, paper and supplies to franchisees, resulting from the increase in the franchise store base over the comparable prior year period, overall commodity cost increases passed through to franchisees and the food purchasing volume impact of the 6.6% increase in franchise same-store sales. Franchise royalties grew $3,632, or 16.7%, in fiscal 2005, as compared to fiscal 2004 for similar reasons.
      Total franchising expense increased by $3,562, or 1.8%, to $196,971 in fiscal 2006, as compared to fiscal 2005, due primarily to an increase of $2,786, or 1.6%, in the cost of food, paper and supplies sold to franchisees. Franchising administrative expense increased by $603, or 15.1%, primarily as a result of increased provision for doubtful accounts due to prior year recoveries of bad debts that did not recur in fiscal 2006.
      Total franchising expense increased by $17,223, or 9.8%, to $193,409 in fiscal 2005, as compared to fiscal 2004, due primarily to an increase of $19,078, or 12.5%, in the cost of food, paper and supplies sold to franchisees, partially offset by a decrease in rent and occupancy costs.
      Although not required to do so, approximately 89.6% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

Hardee’s
      During fiscal 2006, we opened six and closed 18 company-operated restaurants; we also acquired one restaurant from a franchisee and divested three restaurants to franchisees. Hardee’s franchisees and licensees opened 29 and closed 58 restaurants; they also acquired three formerly company-operated restaurants and

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
divested one restaurant to us. As of January 31, 2006, 2005 and 2004, the Hardee’s system consisted of the following:

	Restaurant Portfolio					Fiscal Year Revenue

				2005-2004	2005-2004				2006-2005	2005-2004
	2006	2005	2004	Change	Change	2006	2005	2004	Change	Change

Company	663	677	721	(14)	(44)	$587,082	$601,068	$575,238	$(13,986)	$25,830
Franchised and licensed	1,330	1,357	1,400	(27)	(43)	74,427	72,104	67,456	2,323	4,648

Total	1,993	2,034	2,121	(41)	(87)	$661,509	$673,172	$642,694	$(11,663)	$30,478

Company-Operated Restaurants
      Revenue from company-operated restaurants decreased $13,986, or 2.3%, to $587,082 in fiscal 2006 from fiscal 2005. The decrease is primarily attributable to the inclusion of a 53rd week in fiscal 2005, a net decrease of 14 restaurants and to a reduction of 0.2% in same-store sales. Same-store sales in fiscal 2006 were significantly affected by three named tropical storms and hurricanes that occurred during the third fiscal quarter, as well as record high gasoline prices during late summer. We believe these factors had a significant negative impact on consumers’ discretionary spending. Average unit volume for the trailing 52 weeks ended January 31, 2006, reached $874, an increase of 1.4% over the similar period ended January 31, 2005. During the same period, the average guest check increased by 2.8% due to the introduction of several new premium products such as our Hand-Scooped Ice Cream Shakes & Malts, Spicy BBQ Thickburgertm, Charbroiled Chicken Club sandwich, Grilled Pork Chop Biscuittm, Frisco Thickburgertm, Big Chicken Fillettm and our new Red Burrito Taco Salad, as well as the continued promotion of premium products such as our Monster Thickburger and Loaded Breakfast Burritotm.
      Revenue from company-operated Hardee’s restaurants increased $25,830, or 4.5%, to $601,068 in fiscal 2005 from fiscal 2004, primarily due to a 7.0% increase in same-store sales that resulted from our shift toward premium products and a 4.0% price increase that we implemented in the fourth quarter of fiscal 2004 to address increases in the cost of certain products.
      The changes in restaurant operating costs as a percentage of company-operated revenue are explained as follows:

	2006	2005

Restaurant operating costs as a percentage of company-operated revenue for the prior year	85.7%	90.7%
(Decrease) increase in workers’ compensation expense	(0.7)	0.1
Decrease in general liability expense	(0.4)	(0.2)
Increase (decrease) in utilities expense	0.4	(0.3)
Decrease in food and packaging costs	(0.3)	(1.0)
Decrease in depreciation and amortization expense	(0.3)	(0.7)
Decrease in labor costs, excluding workers’ compensation	(0.2)	(2.2)
Increase (decrease) in rent expense, property taxes and licenses	0.1	(0.3)
Decrease in cost of promotional items	—	(0.3)
Other, net	0.2	(0.1)

Restaurant operating costs as a percentage of company-operated revenue for the current year	84.5%	85.7%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      Workers’ compensation expense decreased by $4,091 during fiscal 2006 as compared to fiscal 2005 due to favorable loss development trends which resulted in reduced actuarially estimated ultimate losses. Workers’ compensation expense as a percent of sales increased in fiscal 2005, as compared to fiscal 2004, mainly as a result of an approximate $1,100 charge recorded in the second quarter of fiscal 2005 to reflect an increase in the actuarial estimate of claims losses in prior policy periods, primarily the policy year ended January 31, 2004. Based on current estimates of costs for fiscal 2007, Hardee’s combined workers’ compensation and general liability expenses for fiscal 2006 were approximately 80 basis points lower, as a percent of sales, than the anticipated run rate for fiscal 2007.
      General liability expense decreased by $2,638 during fiscal 2006, as compared to fiscal 2005 due to continuing favorable actuarial loss development trends. General liability expense decreased as a percent of sales during fiscal 2005 as compared with fiscal 2004 due to favorable loss development trends, which resulted in reduced actuarially estimated ultimate losses.
      Utilities expense as a percent of sales increased during fiscal 2006 as compared to fiscal 2005 mostly due to higher prices for natural gas and electricity. Utilities expense decreased as a percent of sales in fiscal 2005, as compared to fiscal 2004, due mainly to the benefits of sales leverage.
      Food and packaging costs as a percent of sales decreased during fiscal 2006 as compared to fiscal 2005 partially due to reduced costs for pork, cheese and frying oil, as well as a rebate of food costs that we received from our major supplier that resulted from a reconciliation of pricing differences. Food and packaging costs as a percent of sales decreased in fiscal 2005, as compared to fiscal 2004, primarily due to lower discounting and couponing during fiscal 2005 compared to fiscal 2004 while we were still transitioning to the Hardee’s Revolution menu, as well as a price increase implemented in the fourth quarter of fiscal 2004, partially offset by higher prices for beef and other commodities.
      Depreciation and amortization expense as a percent of sales decreased during fiscal 2006 as compared to fiscal 2005 primarily due to the expiration of certain point-of-sale equipment capital leases during fiscal 2006, as well as the continued use of certain fully depreciated assets, partially offset by increased depreciation for new company-operated restaurants and the 0.2% reduction in same-store sales. Depreciation expense decreased in fiscal 2005, as compared to fiscal 2004, due to sales leverage and a charge incurred in the fourth quarter of fiscal 2004 to accelerate amortization of point-of-sale equipment under capital leases.
      Labor costs, excluding workers’ compensation, decreased as a percent of sales in fiscal 2006 as compared to fiscal 2005 mainly due to the benefit of a revised labor management system that is designed to use labor more efficiently, partially offset by the impact of a 0.2% decrease in same-store sales. Labor costs, excluding workers’ compensation, decreased significantly as a percent of sales in fiscal 2005 as compared to fiscal 2004 as a result of adjusting staffing levels after completing the Hardee’s Revolution rollout, as well as the benefits of sales leverage and a price increase taken in the fourth quarter of fiscal 2004.
      Rent, property taxes and license expense decreased as a percent of sales in fiscal 2005, as compared to fiscal 2004, primarily due to the benefits of sales leverage.
      Promotional item costs decreased as a percent of sales in fiscal 2005, as compared to fiscal 2004, due to a write-down in fiscal 2004 of bobblehead promotional items featuring members of the National Football League’s St. Louis Rams and the National Hockey League’s Carolina Hurricanes. We did not feature a similar bobblehead promotion in fiscal 2005.

Franchised and Licensed Restaurants
      Total franchising revenue increased $2,323, or 3.2%, to $74,427 during fiscal 2006 as compared to fiscal 2005. The increase is primarily due to a $6,277, or 34.5%, increase in distribution center revenues related to

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
equipment sales to franchisees and increased franchise remodel activity, partially offset by franchise royalties, which decreased by $1,364, or 3.1%, and franchise rental income, which decreased $2,864, or 28.7%. The $1,364 decrease in royalty revenue is primarily due to the reduction in the number of franchise restaurants discussed above, a decline in domestic same-store sales, partially offset by an increase in international royalties. The decrease in rental income is primarily due a $2,144 reduction in rent collections from financially troubled franchisees during fiscal 2006 and the expiration of certain leases on property we previously sublet to franchisees that are now leased directly from the landlord.
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
      Total franchising expense increased by $6,381, or 21.5%, to $36,058 in fiscal 2006, as compared to fiscal 2005, due primarily to an increase of $6,551, or 35.6%, in the cost of equipment sold to franchisees, which is a direct result of the increased distribution center revenues.
      Total franchising expense decreased by $3,643, or 10.9%, to $29,677 in fiscal 2005, as compared to fiscal 2004, due primarily to a decrease of $1,957, or 9.6%, in the cost of equipment sold to franchisees, as discussed above. Franchise administrative expense also decreased by $1,159, or 19.6%, due primarily to a decrease in the bad debt expense resulting from the improved health of certain franchisees.

La Salsa
      During fiscal 2006, we closed three company-operated restaurants; during the same period La Salsa franchisees and licensees opened four restaurants. As of January 31, 2006, 2005 and 2004, the La Salsa system consisted of the following:

	Restaurant Portfolio					Fiscal Year Revenue

				2006-2005	2005-2004				2006-2005	2005-2004
	2006	2005	2004	Change	Change	2006	2005	2004	Change	Change

Company	59	62	61	(3)	1	$47,277	$46,950	$42,310	$327	$4,640
Franchised and licensed	43	39	41	4	(2)	1,879	1,844	1,623	35	221

Total	102	101	102	1	(1)	$49,156	$48,794	$43,933	$362	$4,861

      Revenue from company-operated La Salsa restaurants increased $327, or 0.7%, during fiscal 2006 as compared to the prior year, despite the inclusion of a 53rd week in fiscal 2005, primarily due to a 2.6% increase in company-operated same-store sales, partially offset by the impact of closing three company-operated restaurants. The increase in same-store sales resulted primarily from a 5.2% increase in the average guest check, partially offset by a 1.7% decrease in transaction counts.
      Revenue from company-operated La Salsa restaurants increased $4,640, or 11.0%, to $46,950 in fiscal 2005 from fiscal 2004, primarily as a result of a 5.2% increase in same-store sales and the increase in the number of company-operated restaurants.
      Restaurant-level operating costs as a percentage of company-operated revenues were 95.0% and 97.6% as a percent for fiscal 2006 and fiscal 2005, respectively. Operating costs were favorably impacted by approximately 170 basis points due to reduced depreciation and amortization expense that resulted from the impairment of 16 La Salsa restaurants during fiscal 2006. Operating costs were also favorably impacted by

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
approximately 160 basis points due to a net decrease in workers’ compensation and general liability expenses, which resulted from favorable actuarial claims development trends. Since our company-operated La Salsa restaurants are located predominantly in California, our workers’ compensation expense was favorably impacted by California legislative reform. These cost reductions were partially offset by an increase of approximately 40 basis points in asset retirement expense due to the retirement of certain point of sale equipment.
      Restaurant-level operating costs as a percentage of company-operated revenues were 97.6% and 94.7% in fiscal 2005 and fiscal 2004, respectively. Operating costs were negatively impacted by approximately 60 basis points due to an increase in food and packaging costs. Operating costs were also negatively impacted by approximately 180 basis points due to an increase in payroll and employee benefit costs, primarily as a result of increased hourly labor related to higher costs associated with new restaurant openings with lower average sales, and increases in workers’ compensation expense resulting from an increase in overall actuarially estimated losses for all policy years through fiscal 2005. Occupancy and other expenses increased slightly (approximately 50 basis points), due to increased depreciation expense (approximately 70 basis points) due mainly to higher costs associated with new restaurant openings with lower average sales, higher utilities (approximately 20 basis points), and higher repair and maintenance costs (approximately 30 basis points), partially offset by decreased rent and property taxes (approximately 50 basis points) and decreased restaurant opening costs (approximately 70 basis points).
     Consolidated Expenses
     Consolidated Variable Interest Entities
      We consolidate the results of one franchise variable interest entity (“VIE”), which operates six Hardee’s restaurants. We do not possess any ownership interest in the franchise VIE. Retail sales and operating expenses of the franchise VIE are included within franchised and licensed restaurants and other. The assets and liabilities of this entity are included in the accompanying Consolidated Balance Sheets, and are not significant to our consolidated financial position. The results of operations of this entity are included within the accompanying Consolidated Statements of Operations, and are not significant to our consolidated results of operations. The minority interest in the income or loss of this franchise entity is classified in other income (expense), net, in the accompanying Consolidated Statements of Operations, and in other long-term liabilities in the accompanying Consolidated Balance Sheets. During fiscal 2006, the franchise VIE experienced a net loss that changed its equity position to a net deficit. As a result, we no longer have a minority interest obligation as of January 31, 2006. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of this franchise entity. None of our assets serve as collateral for the creditors of this franchisee or any of our other franchisees.
      We also consolidate the Hardee’s cooperative advertising funds, which consist of the Hardee’s National Advertising Fund and approximately 82 local advertising cooperative funds because we have determined we are the primary beneficiaries of these funds. Each of these funds is a separate non-profit association with all the proceeds segregated and managed by a third-party accounting service company. The group of funds has been reported in our accompanying Consolidated Balance Sheets as advertising fund assets, restricted, and advertising fund liabilities within current assets and current liabilities, respectively. The funds are reported as of the latest practicable date, which is the last day of the calendar quarter immediately preceding the balance sheet date.
     Advertising Expense
      Advertising expense decreased $875, or 1.2%, to $70,964 in fiscal 2006 from fiscal 2005. Advertising expenses, as a percentage of company-operated revenue, remained constant at 5.9% in fiscal 2006 as compared

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
to fiscal 2005. Advertising expenses increased $685, or 1.0%, to $71,839 during fiscal 2005 from fiscal 2004. Advertising expenses as a percentage of company-operated revenue decreased to 5.9% in fiscal 2005 from 6.2% in fiscal 2004, mainly due to Carl’s Jr. advertising spending that did not increase at the same rate as sales growth and thus benefited from sales leverage.
     General and Administrative Expense
      General and administrative expense increased $2,386 or 1.7% to $141,102 in fiscal 2006 from fiscal 2005. This increase is primarily due to a charge incurred in fiscal 2006 to purchase and cancel the options of our former Chairman, partially offset by the impact of legal settlement charges incurred during fiscal 2005 that did not recur in fiscal 2006. General and administrative expenses were 9.3% of total revenue in fiscal 2006, as compared to 9.1% in fiscal 2005.
      During the second quarter of fiscal 2006, we purchased and canceled all of the outstanding options of Mr. William Foley, who resigned from the Board of Directors on July 19, 2005, for cash consideration of $11,000, which has been recorded as a component of general and administrative expense (see Note 15 of Notes to Consolidated Financial Statements).
      General and administrative expenses increased $31,236, or 29.1%, to $138,716 during fiscal 2005, as compared to the prior fiscal year. General and administrative expenses were 9.1% of total revenue in fiscal 2005, as compared to 7.6% in fiscal 2004.
      In fiscal 2005, we incurred a $7,640 increase in legal settlement costs over the fiscal 2004 amount. This increase was due primarily to a $5,059 charge related to settlement of the Carl’s Jr. overtime class actions, a $1,150 charge related to settlement of a Carl’s Jr. vacation benefits plan for salaried employees, and increased accruals for certain other legal matters.
      As a result of our increased profitability in fiscal 2005 compared to fiscal 2004, we incurred a $6,801 increase in corporate executive and management bonus expense in fiscal 2005.
      Fiscal 2005 general and administrative expenses also include $1,476 of costs we incurred for external consulting services in our efforts to comply with the internal control reporting requirements of Section 404 of Sarbanes-Oxley. We also incurred a $1,305 increase in fees for our external financial statement and internal controls audit during fiscal 2005.
      We also incurred a charge of approximately $1,479 in fiscal 2005 for losses incurred upon disposal of a partial interest in a corporate jet in which we shared ownership interest with a related party. In addition, during the fourth quarter of fiscal 2005 we incurred within general and administrative expenses an $837 charge upon amendment of the retirement agreement for Carl N. Karcher, our Company founder, effective January 1, 2005, and a charge of $450 to adjust our reserve for Hardee’s retirees.
      The addition of a 53rd week to fiscal 2005 also contributed approximately $2,100 to the increase in general and administrative expenses compared to fiscal 2004.
     Facility Action Charges
      Facility action charges arise from closure of company-operated restaurants, sublease of closed facilities at amounts below our primary lease obligation, impairment of long-lived assets to be disposed of or held and used, gains or losses upon disposal of surplus property, and accretion of accruals for obligations related to closed or subleased facilities to their future costs.
      Facility action charges decreased $6,295 or 44.0%, to $8,025 during fiscal 2006, as compared to the prior fiscal year. The decrease is primarily due to a $4,290 reduction in charges required to establish liabilities for

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
remaining lease payments for Hardee’s restaurants that closed during fiscal 2006 as compared to fiscal 2005. In addition, asset impairment charges decreased by $3,708 in fiscal 2006 as compared to fiscal 2005, primarily as a result of lower impairments at Carl’s Jr. and La Salsa. The foregoing decreases were partially offset by a decrease of $1,621 in favorable dispositions of closed restaurants, as there were fewer previously closed restaurants to be disposed of.
      Facility action charges decreased $3,456, or 19.4%, to $14,320 during fiscal 2005, as compared to the prior fiscal year. The decrease is primarily due to a decrease of $13,196 in impairments of Hardee’s units, which resulted primarily from charges recorded in fiscal 2004 upon the decision announced in the fourth quarter of fiscal 2004 to close 30 Hardee’s restaurants. This was partially offset by impairment increases of $1,493 and $2,759 in Carl’s Jr. and La Salsa units, respectively. The decrease in impairment was also partially offset by a decrease of $5,588 in favorable dispositions of closed Hardee’s units, as there were fewer previously closed restaurants to be disposed of, and the extension of certain lease subsidies during fiscal 2005.
      See Note 5 of Notes to Consolidated Financial Statements included herein for additional detail of the components of facility action charges.
     Interest Expense
      Interest expense for fiscal 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Facility	$7,522	$6,310	$1,146
Senior subordinated notes due 2009	—	7,855	18,250
Capital lease obligations	6,257	6,950	8,503
2004 convertible subordinated notes	—	73	4,206
2023 convertible subordinated notes	4,200	4,258	1,385
Amortization of loan fees	3,312	3,637	4,451
Write-off of unamortized loan fees, term loan due July 2, 2008	500	1,452	—
Write-off of unamortized loan fees, term loan repaid June 2, 2004	—	664	—
Write-off of unamortized loan fees, senior subordinated notes due 2009	—	3,068	—
Letter of credit fees and other	1,225	2,481	2,021

Total interest expense	$23,016	$36,748	$39,962

      The decrease from 2005 to 2006 was primarily due to lower average borrowings, lower interest rates upon refinancing our Senior Notes with a lower cost bank term loan, and further amortization of our capital lease obligations, as well as the write-off in fiscal 2005 of unamortized loan fees related to our Senior Notes, for which there was no comparable write-off in fiscal 2006.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
     Other Income (Expense), Net
      Other income (expense), net, consists of the following:

	Fiscal Year Ended January 31,

	2006	2005	2004

Premium incurred upon early redemption of debt	$—	$(9,126)	$—
Interest income on notes receivable from franchisees, disposition properties and capital leases	1,116	1,784	1,147
Rental income from properties leased to third parties, net	1,352	2,060	655
Gains (losses) on the repurchase of convertible subordinated notes	—	—	(708)
Other, net	(81)	2,320	(877)

Total other income (expense), net	$2,387	$(2,962)	$217

      During fiscal 2005, we recorded $431 of other income related to an insurance recovery, which is recorded as a component of “Other, net” above. During fiscal 2004, we recorded $1,315 of other income related to point-of-sale equipment lease sales, which is recorded as a component of “Other, net” above.
     Income Taxes
      We recorded income tax benefit for the fiscal year ended January 31, 2006 of $137,331, which is comprised of current provisions for foreign income taxes of $905 and federal and state income taxes of $685, and a benefit from deferred taxes of $138,921. During the fourth quarter of fiscal 2006, after considering a number of factors, including a three-year history of cumulative earnings, expected utilization of net operating loss carryforwards in fiscal 2006, and estimated taxable income in future years, we determined we would more likely than not realize substantial future tax benefits from our deferred tax assets. As a result of this analysis, we reduced our valuation allowance by $159,959 at January 31, 2006, resulting in a net deferred tax asset of $149,183. Of the total tax benefit from the reversal of the valuation allowance, $11,971 was recorded to additional paid-in capital for the tax benefit from the exercise of stock options during both the current and prior years. We generated income for tax purposes during fiscal 2006, before utilization of net operating loss carryforwards.
      We recorded income tax benefit for the fiscal year ended January 31, 2005 of $1,592, comprised primarily of refundable income taxes of $2,493 for the expected benefit from the carryback of certain deductible expenses incurred in fiscal 2001 and fiscal 2003 through 2005, partially offset by foreign income taxes of $820 and deferred taxes of $295 associated with the increase in the deferred tax liability for goodwill. We incurred a net operating loss for tax purposes in fiscal 2005; accordingly, we were not required to pay federal income taxes for fiscal 2005. Despite our income before income taxes and discontinued operations in fiscal 2005, we incurred a loss for federal income tax reporting purposes primarily due to a $17,389 tax deduction for amortization of goodwill for our Hardee’s concept, which had been written off for financial reporting purposes in fiscal 2003.
      Our effective rate differs from the federal statutory rate primarily as a result of changes in our valuation allowance and the impact of state taxes foreign income taxes. During fiscal 2007, we expect to begin recording a provision for federal and state income tax expense using an effective rate of approximately 38%. As a result of our NOL and income tax credit carryforwards and expected reversals of temporary differences, we expect that our cash requirements for U.S. federal and state income taxes will approximate 2% of our taxable earnings in fiscal 2007 and until such time that our various NOLs and tax credits are utilized. This 2% rate results primarily from AMT, under which 10% of taxable income cannot be offset by NOL carryforwards and is subject to tax at the AMT rate of 20%.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      The actual cash requirements for income taxes could vary significantly from our expectations for a number of reasons, including, but not limited to, unanticipated fluctuations in our deferred tax assets and liabilities, unexpected gains from significant transactions, unexpected outcomes of income tax audits, and changes in tax law. We expect to continue to incur foreign taxes on our income earned outside the U.S., which we expect to result in a credit against our U.S. federal income tax liability.
      We have recognized a net deferred tax asset of $149,183 as of January 31, 2006, which resulted from our net deferred tax assets and tax valuation allowance of approximately $179,403 and $30,220, respectively.
      At January 31, 2006, we have federal NOL carryforwards of approximately $34,869, expiring in varying amounts in the years 2009 through 2025, which we expect to utilize to reduce future taxable income for federal purposes. As of January 31, 2006, we have recognized $12,204 of deferred tax asset related to our federal NOL carryforwards, which represents our expected future tax savings from such NOL carryforwards. We also have state NOL carryforwards in the amount of approximately $333,273, which expire in varying amounts in the years 2007 through 2025. As of January 31, 2006, we have recognized $4,362 of net deferred tax asset related to our state NOL carryforwards, which represents our expected future tax savings from such NOL carryforwards. We have federal alternative minimum tax (“AMT”) NOL and AMT tax credit carryforwards of approximately $47,552 and $12,019, respectively. We have also generated general business tax credit carryforwards in the amount of $12,142, which expire in varying amounts in the years 2013 through 2026, and foreign tax credits in the amount of $4,527, which expire in varying amounts in the years 2007 through 2016.
     Discontinued Operations
      In conjunction with the acquisition of SBRG in fiscal 2003, we made the decision to divest Timber Lodge as the concept did not fit with our core concepts of quick-service and fast-casual restaurants. The sale of Timber Lodge was completed on September 3, 2004. The results of operations of Timber Lodge are classified as discontinued operations in our accompanying Consolidated Statements of Operations. During fiscal 2005, loss from discontinued operations was $646, which included impairment charges of $617 and $281 recorded during the first and second quarters of fiscal 2005, respectively, to write-down Timber Lodge to its fair value. During fiscal 2004, loss from discontinued operations was $2,790, which included impairment charges of $1,566 and $1,313 recorded during the first and fourth quarters of fiscal 2004, respectively, to write-down Timber Lodge to its fair value.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Fiscal Fourth Quarter 2006 Compared with Fiscal Fourth Quarter 2005
     Carl’s Jr.
     Company-Operated Restaurants
      The changes in the restaurant operating costs as a percentage of company-operated revenue from the fiscal fourth quarter 2005 to the fiscal fourth quarter 2006 are explained as follows:

Restaurant operating costs as a percentage of company-operated revenue for the prior year	79.0%
Decrease in workers’ compensation expense	(3.3)
Decrease in labor costs, excluding workers’ compensation	(0.8)
Decrease in general liability insurance expense	(0.7)
Decrease in rent and property taxes	(0.3)
Increase in banking expenses	0.3
Increase in utilities expense	0.3
Decrease in equipment lease expense	(0.3)
Decrease in repairs and maintenance expense	(0.2)
Increase in depreciation and amortization expense	0.2
Decrease in food and packaging costs	(0.2)
Increase in asset retirement expense	0.2
Decrease in training material expense	(0.2)
Other, net	(0.3)

Restaurant operating costs as a percentage of company-operated revenue for the current year	73.7%

      Workers’ compensation expense decreased by $4,548 during the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005, due to favorable actuarial trends in claim frequency and severity. The significant decrease in workers’ compensation expense during the fourth quarter of fiscal 2006 can be largely attributed to the 2004-05 and 2005-06 policy periods. As these periods have begun to mature, with the benefit of a more favorable, post-reform environment, our actuarial methods have relied more heavily on projection methods incorporating the actual loss experience for the periods. We believe that the magnitude of the cumulative benefit recognized in the fourth quarter of fiscal 2006, while consistent with decreasing workers’ compensation trends in California, is unlikely to recur in future quarterly or annual periods.
      Labor costs, excluding workers’ compensation, as a percent of sales decreased during the fourth quarter of fiscal 2006 compared to fiscal 2005, due mainly to more effective management of direct labor costs and the benefits of sales leverage.
      General liability expense decreased by $923 or 0.7% during the fourth quarter of fiscal 2006 as compared to fiscal 2005 as a result of continuing favorable actuarial loss development trends.
      Rent, property tax and repair and maintenance expense decreased as a percent of sales in the fourth quarter of fiscal 2006 as compared to fiscal 2005, primarily due to the benefits of sales leverage.
      Banking expenses increased as a percent of sales in the fourth quarter of fiscal 2006 from the fourth quarter of fiscal 2005 due primarily to increased credit card usage by our guests during the fourth quarter of fiscal 2006.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      Utilities expense as a percent of sales increased during the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 mainly due to increases in the prices of electricity and natural gas.
      Equipment lease expense as a percent of sales decreased during the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 mainly due to the expiration of certain operating leases on point-of-sale equipment, which were replaced by purchased equipment.
      Depreciation expense increased as a percent of sales during the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 due primarily to a slight increase in depreciation expense combined with the impact of the decline in company-operated restaurant revenue.
      Food and packaging costs as a percent of sales decreased during the forth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 due partially to decreases in the cost of several commodities, including beef, bacon, poultry, cheese and frying oil.
      Asset retirement expense increased as a percent of sales in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 due primarily to the retirement of shake dispensers during the fourth quarter of fiscal 2006 as the Company transitioned to Hand-Scooped Ice Cream Shakes and Malts.
      Training material expenses decreased as a percent of sales in the fourth quarter of fiscal 2006 from the fourth quarter of fiscal 2005 due to an overall reduction in the amount of training materials used during the current year quarter.
     Franchised and Licensed Restaurants
      Total franchising revenue increased $492, or 0.9%, in the fourth quarter of fiscal 2006 from the comparable fiscal 2005 period primarily due to increased food, paper and supplies sales to franchisees, increased royalties received from franchisees, and franchise agreement renewal fees. Total franchising expense in the fourth quarter of fiscal 2006 was virtually unchanged from the fourth quarter of fiscal 2005.
     Hardee’s
     Company-Operated Restaurants
      The changes in the restaurant operating costs as a percentage of company-operated revenue from the fiscal fourth quarter 2005 to the fiscal fourth quarter 2006 are explained as follows:

Restaurant operating costs as a percentage of company-operated revenue	88.2%
Decrease in general liability insurance expense	(1.6)
Decrease in workers’ compensation expense	(0.7)
Decrease in repair and maintenance expense	(0.7)
Decrease in food and packaging costs	(0.6)
Increase in utilities expense	0.6
Decrease in labor costs, excluding workers’ compensation	(0.5)
Decrease in depreciation and amortization expense	(0.3)
Decrease in equipment lease expense	(0.3)
Other, net	0.3

Restaurant operating costs as a percentage of company-operated revenue for the current year	84.4%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      General liability insurance expense decreased by $2,170 in the fourth quarter of fiscal 2006, as compared to the fourth quarter of fiscal 2005, due to an adjustment in the current year quarter to reflect a significant decrease in actuarial estimates of claim reserves pertaining to prior policy years.
      Workers’ compensation expense decreased by $997 in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 due to favorable actuarial trends in claim frequency and severity.
      Repair and maintenance costs decreased as a percentage of sales in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 due mainly to the benefits of sales leverage and unusually high repairs and maintenance costs in the fourth quarter of fiscal 2005.
      Food and packaging costs as a percent of sales decreased in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 partially due to reduced costs for beef, pork, cheese and frying oil.
      Utilities expense as a percent of sales increased in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 mostly due to higher prices for natural gas and electricity.
      Labor costs, excluding workers’ compensation, decreased as a percent of sales in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 mainly due to more effective management of direct labor costs and the benefits of sales leverage.
      Depreciation and amortization expense as a percent of sales decreased in the fourth quarter of fiscal 2006 as compared to the forth quarter of fiscal 2005 primarily due to the expiration of certain point-of-sale equipment capital leases during fiscal 2006, as well as the continued use of certain fully depreciated assets, partially offset by increased depreciation for new company-operated restaurants.
      Equipment lease expense decreased as a percentage of sales in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 due to the expiration of certain point-of-sale system operating leases during the first quarter of fiscal 2006.
     Franchised and Licensed Restaurants
      Total franchising revenue decreased by $1,454, or 8.6%, in the fourth quarter of fiscal 2006 from the fourth quarter of fiscal 2005 as a result of a decrease in rent revenues of $1,248, or 49.0%. In the fourth quarter of fiscal 2005, we recorded a net collection increase of previously unrecognized rent revenues from a financially troubled franchisee, which did not recur in the fourth quarter of fiscal 2006.
      Total franchising expense decreased $491 or 6.1% during the fourth quarter of fiscal 2006 from the fourth quarter of fiscal 2005 primarily due to a $361 decrease in distribution center expense associated with lower distribution center revenues during the current year quarter.
     La Salsa
      La Salsa restaurant operating costs as a percentage of company-operated sales decreased to 98.1% in the fourth quarter of fiscal 2006, from 101.2% in the fourth quarter of fiscal 2005. Operating costs were favorably impacted by approximately 90 basis points due partially to reductions in dairy and produce costs. In addition, depreciation expense decreased approximately 160 basis points due to the impairment of 16 La Salsa restaurants during the current fiscal year as well as the benefits of sales leverage. Asset retirement costs decreased by approximately 100 basis points due to the retirement of point of sale equipment in the fourth quarter of the prior fiscal year.

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
      SFAS 123R is effective at the beginning of the first annual period beginning after June 15, 2005 (fiscal 2007 for us). We will evaluate the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, we will determine the transition method to use. We do not currently anticipate that the impact on net income on a full year basis of the adoption of SFAS 123R will be significantly different from the historical pro forma impacts as disclosed in accordance with SFAS 123.
      In November 2004, the FASB issued SFAS 151, Inventory Costs. SFAS 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which for us is the beginning of fiscal 2007. We do not believe the adoption of SFAS 151 will have a material impact on our consolidated results of operations or financial position.
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
Competition
      As discussed above in “Business” in Item 1 of this Annual Report on Form 10-K, the foodservice industry is intensively competitive. We compete with a diverse group of food service companies (major restaurant chains, casual dining restaurants, nutrition-oriented restaurants and prepared food stores), making it difficult to attribute specific results of operations to the actions of any of our competitors.
Liquidity and Capital Resources
      We currently finance our business through cash flow from operations and borrowings under our credit facility. We believe our most significant use of cash during the next 12 months will be for capital expenditures. We amended and restated the Facility on June 2, 2004, and amended the Facility again on November 4, 2004 and April 21, 2005 (see below). We anticipate that existing cash balances, borrowing capacity under the Facility, and cash generated from operations will be sufficient to service existing debt and to meet our operating and capital requirements for at least the next 12 months. We have no potential mandatory payments of principal on our $105,000 of 4% Convertible Subordinated Notes due 2023 until October 1, 2008.
      We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of January 31, 2006, our current ratio was 0.84 to 1.
      The Facility provides for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan. The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments, with the remaining principal balance scheduled to mature on July 2, 2008. Subject to certain conditions as defined in the Facility, the maturity of the term loan may be extended to May 1, 2010.
      During the fiscal year ended January 31, 2006, we voluntarily prepaid $38,706 of the $230,000 term loan, in addition to the $1,196 regularly scheduled principal payments. As of January 31, 2006, we had (i) borrowings outstanding under the term loan portion of the Facility of $98,749, (ii) borrowings outstanding

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
under the revolving portion of the Facility of $8,000, (iii) outstanding letters of credit under the revolving portion of the Facility of $61,607, and (iv) availability under the revolving portion of the Facility of $80,393.
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
      As of January 31, 2006, the applicable interest rate on the term loan was LIBOR plus 2.00%, or 6.50% per annum. For the revolving loan portion of the Facility, the applicable rate was Prime plus 1.00%, or 8.25% per annum. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for LIBOR revolving loans, which is currently 2.25% per annum.
      The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums is recognized quarterly in interest expense in the accompanying Consolidated Statements of Operations. During the year ended January 31, 2006, we recognized a charge of $52 to interest expense to reduce the carrying value of the interest rate cap premiums to their fair value of $56 at January 31, 2006. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
      The Facility also permits us to repurchase our common stock or pay dividends in an amount up to approximately $47,560 as of January 31, 2006. In addition, the amount that we may spend to repurchase our common stock or pay dividends is increased each year by a portion of excess cash flow (as defined in the agreement) during the term of the Facility.
      In April 2004, our Board of Directors authorized a Stock Repurchase Plan to allow us to repurchase up to $20,000 of our common stock. Pursuant to this authorization, during fiscal 2005, we repurchased 519,000 shares of our common stock at an average price of $10.68 per share, for a total cost, including trading commissions, of $5,559. During the third quarter of fiscal 2006, we repurchased 150,100 shares of our common stock at an average price of $13.29 per share, for a total cost, including trading commissions, of $1,999.
      In order to facilitate future repurchases of our common stock under the Stock Repurchase Plan, our Board of Directors authorized, and we implemented, a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act that allows us to repurchase $2,000 of our common stock in the open market each fiscal quarter during the period beginning November 8, 2005 and ending January 29, 2007, for a total of $10,000. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. During the fourth quarter of fiscal 2006, we repurchased 147,200 shares of our common stock at an average price of $13.55, for a total cost, including trading commissions, of $1,999. We may also, from time to time, repurchase shares in the open market.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      Subject to the terms of the Facility, we may make annual capital expenditures in the amount of $45,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in the agreement) in excess of $110,000. We may also carry forward certain unused capital expenditure amounts to the following year. Based on these terms, and assuming Adjusted EBITDA in fiscal 2007 is equal to Adjusted EBITDA in fiscal 2006, the Facility would permit us to make capital expenditures of $89,415 in fiscal 2007, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above.
      Until recently, our senior credit facility (“Facility”) prohibited us from paying cash dividends. On April 21, 2005, we amended the Facility to permit us to pay cash dividends, subject to certain limitations comparable to limitations on our to repurchase shares of our common stock. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under our term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in our letter of credit fee rate. On April 25, 2005, we announced that our Board of Directors had declared of a cash dividend of $0.04 per share of our common stock, and we further announced our intention to pay a regular quarterly cash dividend. During the fiscal year ended January 31, 2006, we declared aggregate cash dividends of $0.16 per share of common stock, for a total of $9,513. As of January 31, 2006, dividends payable of $2,394 have been included in other current liabilities in our accompanying Consolidated Balance Sheet. These dividends were subsequently paid on February 21, 2006.
      The Facility contains financial performance covenants, which include a minimum fixed charge coverage ratio and maximum leverage ratios. In addition, we are required under the Facility to generate a minimum Adjusted EBITDA, as defined, of at least $125,000 on a trailing four-quarter basis. The calculation of our Adjusted EBITDA is included under the caption “Presentation of Non-GAAP Measurements,” in Item 7 of this Annual Report on Form 10-K. We were in compliance with these covenants and all other requirements of the Facility as of January 31, 2006.
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
      The 2023 Convertible Notes bear interest at 4.0% annually, payable in semiannual installments due April 1 and October 1 each year, are unsecured general obligations of ours, and are contractually subordinate in right of payment to certain other of our obligations, including the Facility. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. Under the terms of the 2023 Convertible Notes, such notes became convertible into our common stock at a conversion price of approximately $8.89 per share effective July 1, 2004, and will remain convertible throughout the remainder of their term.
      As of January 30, 2006, the cumulative dividends we have declared on our common stock caused a change in the conversion rate per $1 of the 2023 Convertible Notes of 1.1825%, from an original conversion rate of 112.4859 to an adjusted conversion rate of 113.8160. As a result of the conversion rate adjustment, the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
previous conversion price of approximately $8.89 per share has been adjusted to a conversion price of approximately $8.79 per share.
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
      During the fiscal year ended January 31, 2006, cash provided by operating activities was $116,173, an increase of $3,951, or 3.5%, over the prior year. Although net income for fiscal 2006 was $176,566 higher than net income for fiscal 2005, $138,921 of the increase was attributable to the non-cash reversal of a previously recorded valuation allowance against deferred tax assets in fiscal 2006. In addition, the prior year included significantly more non-cash charges than fiscal 2006, including losses on asset disposals, write-off of deferred financing costs related to debt extinguishments, facility action charges, accruals for litigation, and higher depreciation and amortization. The remaining fluctuation is attributable primarily to changes in operating assets and liabilities, including accounts receivable, accounts payable and other liability accounts. Working capital account balances can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.
      Cash used in investing activities during the fiscal year ended January 31, 2006 totaled $60,039, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment. Capital expenditures for the fiscal years ended January 31, 2006 and 2005 were as follows:

	2006	2005

New restaurants (including restaurants under development)
Carl’s Jr.	$8,739	$8,945
Hardee’s	13,118	4,318
La Salsa	173	1,417
Remodels/ Dual-branding (including construction in process)
Carl’s Jr.	3,417	1,047
Hardee’s	5,251	9,303
La Salsa	131	27
Other restaurant additions
Carl’s Jr.	11,712	9,821
Hardee’s	19,889	16,162
La Salsa	588	2,260
Corporate/other	5,458	5,321

Total	$68,476	$58,621

      Capital expenditures for the fiscal year ended January 31, 2006, increased $9,855, or 16.8%, over the prior year mainly due to ongoing upgrades to our restaurant point-of-sale and back-office systems and our human

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
resources and payroll systems during the first three quarters of fiscal 2006, rollout of equipment associated with our Hand-Scooped Ice Cream Shakes and Malts, increased spending on several new units under construction, and implementation of an image enhancement program for Carl’s Jr. restaurants. We currently anticipate capital expenditures for fiscal 2007 will be at least $80,000.
      Cash used in financing activities during the fiscal year ended January 31, 2006, was $53,223, which principally consisted of repayment of $39,902 of term loans under our Facility (of which $38,706 represented voluntary prepayment thereof), net repayments of $6,500 under the revolving portion of our Facility, repayment of $5,089 of capital lease obligations, payment of $7,119 of dividends, and payment of $3,998 for the repurchase of common stock, partially offset by receipts from the exercise of stock options and warrants of $9,483. We currently anticipate that quarterly dividends and common stock repurchases will be at least $17,000 during fiscal 2007.
Long-Term Obligations
     Contractual Cash Obligations
      The following table presents our long-term contractual cash obligations:

	Payments Due by Periods

		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years

Long-term debt(1)	$212,978	$9,247	$98,058	$73	$105,600
Capital lease obligations(2)(3)	82,413	10,584	20,672	18,840	32,317
Operating leases(2)	594,157	85,729	151,189	109,871	247,368
Unconditional purchase obligations(4)	54,376	51,678	2,133	470	95

Total contractual cash obligations	$943,924	$157,238	$272,052	$129,254	$385,380

(1)	Assumes holders of the 2023 Convertible Notes do not exercise redemption rights in October 2008.

(2)	The amounts reported above as operating leases and capital lease obligations include leases contained in the estimated liability for closing restaurants and leases for which we are the obligee to the property owner and sublease to franchisees. Additional information regarding operating leases and capital lease obligations can be found in Note 9 of Notes to Consolidated Financial Statements.

(3)	Represents the undiscounted value of capital lease payments.

(4)	Unconditional purchase obligations include contracts for goods and services, primarily related to system restaurant operations and contractual commitments for marketing and sponsorship arrangements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
      The following table presents our other commercial commitments including letters of credit and guarantees. The specific commitments are discussed previously in Item 7, as well as in Note 27 of Notes to Consolidated Financial Statements.
     Other Commercial Commitments

	Amount of Commitment Expirations Per Period

	Total
	Amounts	Less Than	1-3	3-5
	Committed	One Year	Years	Years

Standby letters of credit under our Senior Credit Facility	$61,607	$48,384	$13,223	$—
Guarantees	785	42	442	301

Total other commercial commitments	$62,392	$48,426	$13,665	$301

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our net borrowing cost for amounts outstanding under the Facility. As of January 31, 2006, we had $106,749 of borrowings and $61,607 of letters of credit outstanding under the Facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $1,067. The estimated reduction is based upon the outstanding balance of the borrowings under the Facility and the weighted-average interest rate for the quarter and assumes no change in the volume, index or composition of debt as in effect on January 31, 2006. As of January 31, 2006, a hypothetical increase of 100 basis points in short-term interest rates would also cause the fair value of our convertible subordinated notes due 2023 to decrease approximately $2,555. The decrease in fair value was determined by discounting the projected cash flows assuming redemption on October 1, 2008.
      Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us historically and are not expected to in the foreseeable future.
Commodity Price Risk
      We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in the accompanying Consolidated Balance Sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of company-operated revenue for our restaurant concepts.

Item 8.	Financial Statements and Supplementary Data
      See the Index included at Item 15 — Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to the our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Management has concluded that, as of January 31, 2006, our internal control over financial reporting was effective.
      Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

(c)	Changes in Internal Control over Financial Reporting
      There have been no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended January 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CKE Restaurants, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that CKE Restaurants, Inc. (the Company) maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CKE Restaurants, Inc. and subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2006, and our report dated April 5, 2006, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Costa Mesa, California
April 5, 2006

Item 9B.	Other Information
      Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2006 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 30, 2006. Information concerning the current executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K.
Code of Ethics and Corporate Governance Information
      We have adopted a code of business conduct and ethics (“Code of Conduct”) to help ensure our directors and employees conduct the business of CKE fairly, free of conflicts of interest, and in an ethical and proper manner. We have also adopted a code of ethics (“Code of Ethics”) for our CEO and senior financial officers, including our principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Conduct and the Code of Ethics can be found on our website at www.ckr.com. We will satisfy the disclosure requirement under Item 10 of Form 8-K, as necessary, regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the Code of Conduct or the Code of Ethics by posting such information on our website.
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
      The information pertaining to executive compensation is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2006 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 30, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information pertaining to security ownership of certain beneficial owners and management and related stockholder matters is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2006 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 30, 2006.

Equity Compensation Plan Information
      Equity compensation plans as of January 31, 2006 were:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,592,461	$12.49	2,733,031
Equity compensation plans not approved by security holders(1)	569,621	8.06	77,551

Total	6,162,082	$12.08	2,810,582

(1)	Represents options that are part of a “broad-based plan” as then defined by the New York Stock Exchange. See Note 24 of Notes to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions
      The information pertaining to certain relationships and related transactions of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2006 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 30, 2006.

Item 14.	Principal Accountant Fees and Services
      The information pertaining to principal accountant fees and services is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2006 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 30, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

		Page

(a)(1)	Index to Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	72
	Consolidated Balance Sheets — as of January 31, 2006 and 2005	73
	Consolidated Statements of Operations — for the fiscal years ended January 31, 2006, 2005 and 2004	74
	Consolidated Statements of Stockholders’ Equity — for the fiscal years ended January 31, 2006, 2005 and 2004	75
	Consolidated Statements of Cash Flows — for the fiscal years ended January 31, 2006, 2005 and 2004	76
	Notes to Consolidated Financial Statements	77
	All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.
(a)(2)	Exhibits: An “Exhibit Index” has been filed as a part of this Annual Report on Form 10-K beginning on page 116 hereof and is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE Restaurants, Inc.

By:	/s/ Andrew F. Puzder

Andrew F. Puzder,
President and Chief Executive Officer
Date: April 6, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron Allumbaugh Byron Allumbaugh	Chairman of the Board	April 6, 2006

/s/ Andrew F. Puzder Andrew F. Puzder	President and Chief Executive Officer (Principal Executive Officer)	April 6, 2006

/s/ Theodore Abajian Theodore Abajian	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 6, 2006

/s/ Peter Churm Peter Churm	Director	April 6, 2006

/s/ Carl L. Karcher Carl L. Karcher	Director	April 6, 2006

/s/ Janet E. Kerr Janet E. Kerr	Director	April 6, 2006

/s/ Daniel D. Lane Daniel D. Lane	Director	April 6, 2006

/s/ Ronald B. Maggard Ronald B. Maggard	Director	April 6, 2006

/s/ Daniel Ponder Daniel Ponder	Director	April 6, 2006

/s/ Frank P. Willey Frank P. Willey	Director	April 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
CKE Restaurants, Inc.:
      We have audited the accompanying consolidated balance sheets of CKE Restaurants, Inc. and subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and subsidiaries as of January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 5, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Costa Mesa, California
April 5, 2006

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2006	2005

	(In thousands, except
	par values)
ASSETS
Current assets:
Cash and cash equivalents	$21,343	$18,432
Accounts receivable, net	36,153	31,199
Related party trade receivables	4,987	6,760
Inventories, net	20,953	19,297
Prepaid expenses	13,101	13,056
Assets held for sale	—	1,058
Advertising fund assets, restricted	17,226	21,951
Deferred income tax assets, net	31,413	—
Other current assets	2,251	2,278

Total current assets	147,427	114,031
Notes receivable, net	1,968	3,328
Property and equipment, net	460,083	461,286
Property under capital leases, net	29,364	36,060
Deferred income tax assets, net	117,770	—
Goodwill	22,649	22,649
Other assets, net	25,519	31,529

Total assets	$804,780	$668,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$9,247	$16,066
Current portion of capital lease obligations	4,960	5,079
Accounts payable	53,883	52,484
Advertising fund liabilities	17,226	21,951
Other current liabilities	89,556	93,358

Total current liabilities	174,872	188,938
Bank indebtedness and other long-term debt, less current portion	98,731	138,418
Convertible subordinated notes due 2023	105,000	105,000
Capital lease obligations, less current portion	46,724	52,485
Other long-term liabilities	57,072	64,374

Total liabilities	482,399	549,215

Commitments and contingencies (Notes 9, 12, 13 and 27)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; 59,803 shares issued and outstanding as of January 31, 2006 and 58,082 shares issued and outstanding as of January 31, 2005	598	581
Additional paid-in capital	472,834	453,391
Unearned compensation on restricted stock	(1,816)	—
Accumulated deficit	(149,235)	(334,304)

Total stockholders’ equity	322,381	119,668

Total liabilities and stockholders’ equity	$804,780	$668,883

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended January 31,

	2006	2005	2004

	(In thousands, except per share amounts)
Revenue:
Company-operated restaurants	$1,209,456	$1,217,273	$1,142,929
Franchised and licensed restaurants and other	308,891	302,608	270,491

Total revenue	1,518,347	1,519,881	1,413,420

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	354,239	359,939	340,676
Payroll and other employee benefits	356,960	377,405	370,700
Occupancy and other	270,716	273,294	269,606

Total restaurant operating costs	981,915	1,010,638	980,982
Franchised and licensed restaurants and other	238,461	227,588	210,237
Advertising	70,964	71,839	71,154
General and administrative	141,102	138,716	107,480
Facility action charges, net	8,025	14,320	17,776
Impairment of goodwill	—	—	34,059

Total operating costs and expenses	1,440,467	1,463,101	1,421,688

Operating income (loss)	77,880	56,780	(8,268)
Interest expense	(23,016)	(36,748)	(39,962)
Other income (expense), net	2,387	(2,962)	217

Income (loss) before income taxes and discontinued operations	57,251	17,070	(48,013)
Income tax (benefit) expense	(137,331)	(1,592)	2,417

Income (loss) from continuing operations	194,582	18,662	(50,430)
Discontinued operations:
Loss from discontinued operations (net of income tax benefit of $0 for 2005 and 2004)	—	(646)	(2,790)

Net income (loss)	$194,582	$18,016	$(53,220)

Basic income (loss) per common share:
Continuing operations	$3.29	$0.32	$(0.88)
Discontinued operations	—	(0.01)	(0.04)

Net income (loss)	$3.29	$0.31	$(0.92)

Diluted income (loss) per common share:
Continuing operations	$2.70	$0.31	$(0.88)
Discontinued operations	—	(0.01)	(0.04)

Net income (loss)	$2.70	$0.30	$(0.92)

Dividends per common share	$0.16	$—	$—

Weighted-average common shares outstanding:
Basic	59,226	57,615	57,536
Dilutive effect of stock options, warrants, convertible notes and restricted stock	14,024	1,968	—

Diluted	73,250	59,583	57,536

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

					Officer and
					Non-
				Unearned	employee
	Common Stock		Additional	Compensation	Director		Treasury Stock		Total
			Paid-In	On Restricted	Notes	Accumulated			Stockholders’
	Shares	Amount	Capital	Stock	Receivable	Deficit	Shares	Amount	Equity

	(In thousands, except per share amounts)
Balance at January 31, 2003	58,868	$589	$463,474	$—	$(2,530)	$(298,467)	(1,585)	$(10,406)	$152,660
Exercise of stock options	348	3	1,215	—	—	—	—	—	1,218
Net loss	—	—	—	—	—	(53,220)	—	—	(53,220)

Balance at January 31, 2004	59,216	592	464,689	—	(2,530)	(351,687)	(1,585)	(10,406)	100,658
Exercise of stock options	970	10	4,013	—	—	—	—	—	4,023
Collection of officer and non- employee director notes receivable	—	—	—	—	2,530	—	—	—	2,530
Repurchase of common stock	—	—	—	—	—	—	(519)	(5,559)	(5,559)
Retirement of treasury stock	(2,104)	(21)	(15,311)	—	—	(633)	2,104	15,965	—
Net income	—	—	—	—	—	18,016	—	—	18,016

Balance at January 31, 2005	58,082	581	453,391	—	—	(334,304)	—	—	119,668
Cash dividends declared ($0.16 per share)	—	—	—	—	—	(9,513)	—	—	(9,513)
Issuance of restricted stock awards	150	1	2,003	(2,004)	—	—	—	—	—
Amortization of unearned compensation	—	—	—	188	—	—	—	—	188
Exercise of stock options and warrants	1,868	19	9,464	—	—	—	—	—	9,483
Tax benefit from exercise of stock options	—	—	11,971	—	—	—	—	—	11,971
Repurchase of common stock	—	—	—	—	—	—	(297)	(3,998)	(3,998)
Retirement of treasury stock	(297)	(3)	(3,995)	—	—	—	297	3,998	—
Net income	—	—	—	—	—	194,582	—	—	194,582

Balance at January 31, 2006	59,803	$598	$472,834	$(1,816)	$—	$(149,235)	—	$—	$322,381

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended January 31,

	2006	2005	2004

		(Revised —	(Revised —
		See Note 25)	See Note 25)
Cash flows from operating activities:
Net income (loss)	$194,582	$18,016	$(53,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	—	—	34,059
Depreciation and amortization	64,155	66,793	72,074
Amortization of loan fees	3,312	3,637	4,451
Provision for (recovery of) losses on accounts and notes receivable	176	(1,940)	2,260
(Gain) loss on investments, sale of property and equipment, capital leases and extinguishment of debts	3,180	9,676	3,598
Facility action charges, net	8,025	14,320	17,776
Deferred income taxes	(138,921)	295	574
Other non-cash charges (credits)	276	79	(284)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(13,894)	(4,877)	(10,304)
Net change in refundable income taxes	612	(3,366)	643
Net change in receivables, inventories, prepaid expenses and other current assets	(5,002)	1,766	8,325
Net change in accounts payable and other current and long-term liabilities	(328)	7,058	(3,550)
Operating cash flows of discontinued operations	—	765	3,362

Net cash provided by operating activities	116,173	112,222	79,764

Cash flows from investing activities:
Purchase of property and equipment	(68,476)	(58,621)	(47,613)
Proceeds from sales of property and equipment	7,993	12,881	18,827
Collection of notes receivable	898	1,527	350
Increase in cash upon consolidation of variable interest entity	—	100	—
Disposition of brand, net of cash surrendered	—	6,954	—
Other investing activities	(454)	132	4,116
Investing cash flows of discontinued operations	—	(269)	(392)

Net cash used in investing activities	(60,039)	(37,296)	(24,712)

Cash flows from financing activities:
Net change in bank overdraft	108	(5,018)	(2,613)
Borrowings under revolving credit facility	136,500	55,000	149,500
Repayments of borrowings under revolving credit facility	(143,000)	(40,500)	(174,500)
Proceeds from credit facility term loan	—	230,000	25,000
Repayment of credit facility term loan	(39,902)	(115,411)	(938)
Repayment of senior subordinated notes due 2009	—	(200,000)	—
Proceeds from issuance of convertible debt due 2023	—	—	101,588
Repayment of convertible subordinated notes due 2004	—	(22,319)	(100,000)
Repayment of other long-term debt	(179)	(152)	(1,026)
Borrowings by consolidated variable interest entity	75	—	—
Repayment of capital lease obligations	(5,089)	(7,143)	(10,715)
Collections on officer and non-employee director notes receivable	—	2,530	—
Payment of deferred loan fees	(102)	(6,193)	(6,227)
Repurchase of common stock	(3,998)	(5,559)	—
Exercise of stock options and warrants	9,483	4,023	1,218
Dividends paid on common stock	(7,119)	—	—
Financing cash flows of discontinued operations	—	(107)	(424)

Net cash used in financing activities	(53,223)	(110,849)	(19,137)

Net increase (decrease) in cash and cash equivalents	2,911	(35,923)	35,915
Cash and cash equivalents at beginning of year	18,432	54,355	18,440

Cash and cash equivalents at end of year	$21,343	$18,432	$54,355

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 31, 2005, 2004 and 2003
(Dollars in thousands, except per share amounts)
Note 1 — Significant Accounting Policies
      A summary of certain significant accounting policies is set forth below.

Description of Business
      CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr., Hardee’s, Green Burrito and La Salsa Fresh Mexican Grill (“La Salsa”) restaurant concepts. References to CKE Restaurants, Inc. throughout these Notes to Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”
      Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-branded Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California. As of January 31, 2006, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Green Burrito	Total

Company-operated	428	663	59	1	1,151
Franchised and licensed	621	1,330	43	15	2,009

Total	1,049	1,993	102	16	3,160

Basis of Presentation and Fiscal Year
      The Consolidated Financial Statements include the accounts of CKE, our wholly-owned subsidiaries, and certain variable interest entities for which we are the primary beneficiary. All significant intercompany transactions are eliminated. Our fiscal year is 52 or 53 weeks, ending on the last Monday in January each year. Fiscal 2006 and 2004 included 52 weeks of operations. Fiscal 2005 included 53 weeks of operations. For clarity of presentation, we generally label all years presented as if the fiscal year ended January 31.

Variable Interest Entities
      As required by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, we consolidate one franchise entity that operates six Hardee’s restaurants since we have concluded that we are the primary beneficiary of this variable interest entity (“VIE”). The assets and liabilities of this VIE have been included in the accompanying Consolidated Balance Sheets and are not significant to our consolidated financial position. The operating results of this VIE have been included in the accompanying Consolidated Statements of Operations for the fiscal years ended January 31, 2006 and 2005, and are not significant to our consolidated results of operations.
      We also consolidate a national and several local co-operative advertising funds (“Hardee’s Funds”). We have included $17,226 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Consolidated Balance Sheet as of January 31, 2006, and $21,951 of advertising fund assets, restricted, and advertising fund liabilities in the accompanying Consolidated Balance Sheet as of January 31, 2005. Advertising fund assets, restricted, are comprised primarily of cash and receivables. Advertising fund liabilities are comprised primarily of accounts payable and deferred obligations. The Hardee’s Funds have been included in the accompanying Consolidated Statements of Operations for the fiscal years ended January 31, 2006 and 2005, on a net basis, whereby, in accordance with Statement of Financial Accounting Standards (“SFAS”) 45, Accounting for Franchise Fee Revenue, we do not reflect franchisee contributions as revenue, but rather as an offset to reported advertising expenses.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Although the VIEs referred to above have been included in the accompanying Consolidated Financial Statements as of and for the fiscal years ended January 31, 2006 and 2005, we have no rights to the assets, nor do we have any obligation with respect to the liabilities, of these VIEs. None of our assets serve as collateral for the creditors of these VIEs.
      Certain of our Carl’s Jr. franchisees, which combine to operate approximately 8% of all Carl’s Jr. franchise restaurants, are VIEs in which we hold a significant variable interest, but for which we are not the primary beneficiary. Our significant exposures related to these VIEs relate to the collection of amounts due to us, guarantees of franchisee debt that we provide to third-party lenders (see Note 27), and primary lease obligations or fee property ownership underlying sublease and lease arrangements that we have with these entities (see Note 9).

Cash Equivalents
      For purposes of reporting cash and cash equivalents, highly liquid investments purchased with original maturities of three months or less, are considered cash equivalents. The carrying amounts reported in the accompanying Consolidated Balance Sheets for these instruments approximate their fair values.

Inventories
      Inventories are stated at the lower of cost (on a first-in, first-out basis) or market, and consist primarily of restaurant food, paper, equipment and supplies.

Deferred Financing Costs
      Costs related to the issuance of debt are deferred and amortized, utilizing the effective interest method, as a component of interest expense over the terms of the respective debt issues. Upon entering into or modifying our financing arrangements, we account for deferred financing costs in accordance with Emerging Issues Task Force (“EITF”) 98-14, Debtor’s Accounting for Changes in Line of Credit or Revolving-Debt Arrangements, and EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

Assets Held for Sale
      Assets held for sale consist of restaurant concepts and individual properties we have decided to divest. Such assets are classified as current assets upon meeting the requirements of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Upon classification of such assets as assets held for sale, we no longer depreciate such assets.

Property and Equipment
      Property and equipment are recorded at cost, less accumulated depreciation, amortization and impairment write-downs. Depreciation is computed using the straight-line method based on the assets’ estimated useful lives, which generally range from three to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the related lease term, as determined in accordance with SFAS 13, Accounting for Leases, as amended. In circumstances in which leasehold improvements are made during the course of a lease term such that the exercise of options available to us to extend the lease term becomes reasonably assured, such leasehold improvements may be amortized over periods that include one or more lease option terms.

Capitalized Costs
      We have elected to account for construction costs in a manner similar to SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. As such, costs that have a future benefit for the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
project(s) are capitalized. If we subsequently make a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses.

Goodwill
      In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment, or more frequently if events or circumstances indicate that the asset might be impaired. We perform our annual impairment test during the first quarter of our fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The impairment test is performed at the reporting unit level. We consider the reporting unit level to be the brand level as the components (e.g., restaurants) within each brand have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. The impairment test consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill.

Facility Action Charges
      From time to time, we identify under-performing restaurants that have carrying values in excess of their fair values and, as a result, must be impaired. We also may close or refranchise these or other restaurants and lease or sublease the restaurant property to a franchisee or to a business other than one of our restaurant concepts. The following costs that result from these actions are recorded in the accompanying Consolidated Statements of Operations as facility action charges, net:
      (i) Impairment of long-lived assets for under-performing restaurants to be disposed of or held and used;
      (ii) Store closure costs, including sublease of closed facilities at amounts below our primary lease obligation;
      (iii) Gains (losses) on the sale of restaurants; and
      (iv) Amortization of discount related to estimated liability for closing restaurants.
      Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, expected sublease income and refranchising proceeds. Accordingly, actual results could vary significantly from our estimates.

(i) Impairment of Long-Lived Assets
      In accordance with SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (including the value of associated intangible assets) to its related estimated undiscounted future cash flows. If the undiscounted future cash flows are less than the carrying value, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. We typically estimate the fair value of assets based on the estimated future cash flows discounted at the applicable restaurant concept’s estimated weighted average cost of capital. Upon recording the impairment charge, the estimated fair value becomes the asset’s new cost basis.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of the recoverability analysis, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally the individual restaurant level. Trademarks and franchise rights intangible assets, however, are grouped at a higher level, such as the concept level or the total company-operated restaurants or franchise operations thereof, since we have determined such groupings to be the lowest level at which largely independent cash flows associated with these assets can be identified.

(ii) Store Closure Costs
      Management typically makes decisions to close restaurants based on the prospects for estimated future profitability. Our senior management evaluates each restaurant’s performance no less frequently than twice per year. When restaurants continue to perform poorly, management considers a number of factors, including the demographics associated with the location and the likelihood of being able to turn an unprofitable restaurant around. Based on management’s judgment, we estimate the future cash flows. If we determine that the restaurant will not be profitable or operate at break-even cash flow, within a reasonable period of time, and there are no contractual requirements to continue operating the restaurant, we may close the restaurant. Additionally, franchisees may close restaurants for which we are the primary lessee. If the franchisee cannot make payments on the lease, we continue making the lease payments and establish an estimated liability for the closed restaurant if we decide not to operate it as a company-operated restaurant.
      We establish the estimated liability on the actual closure date. Prior to the adoption of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003, we established the estimated liability when management identified a restaurant for closure, which may or may not have been the actual closure date. The estimated liability for closing restaurants is generally based on the remaining obligation through the end of the lease term, net of estimated sublease revenues, as well as estimated maintenance costs.
      The amount of the estimated liability established is the present value of these estimated future net payments. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established, which was 8% as of January 31, 2006. The related discount is amortized and shown as an additional component of facility action charges, net in the accompanying Consolidated Statements of Operations.

(iii) Gains (Losses) on the Sale of Restaurants
      We record gains and losses on the sale of restaurants as the difference between the net proceeds received and net carrying values of the net assets of the restaurants sold.

(iv) Amortization of Discount Related to Estimated Liability for Closing Restaurants
      We record this amortization as a component of facility action charges, net.

Guarantees
      We have adopted FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of SFAS 5, SFAS 57 and SFAS 107 and a rescission of FASB Interpretation 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken. The initial recognition and measurement provisions were applicable to certain guarantees issued or modified after December 31, 2002. While the nature of our business results in the issuance of certain guarantees from time to time, the adoption and subsequent application of FIN 45 did not

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have a material impact on our Consolidated Financial Statements for the years ended January 31, 2006, 2005 and 2004.

Loss Contingencies
      As required by SFAS 5, Accounting for Contingencies, we assess each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies deemed to be probable and for which the amount of such loss can be reasonably estimated are accrued in our Consolidated Financial Statements. We do not record liabilities for losses we believe are only reasonably possible to result in an adverse outcome. See Note 27 of Notes to Consolidated Financial Statements for further discussion.

Self-insurance
      We are self-insured for a portion of our current and prior years’ losses related to worker’s compensation, auto, property and general liability insurance programs. We have obtained stop-loss insurance for claims over $500. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amount of incurred and unpaid losses, based on an estimated risk-free interest rate of 4.5% as of January 31, 2006. These estimates rely on actuarial observations of historical claim loss development. Our actual future loss development may be better or worse than these estimates.
      Our actuary provides a range of estimated unpaid losses for each insurance category, upon which our analysis is based. As of January 31, 2006, out estimated liability for self-insured workers’ compensation, general and automobile liability losses ranged from a low of $33,698 to a high of $41,679. After adjusting to the actuarially determined best estimate, our recorded reserves for self-insurance liabilities were $37,413 at January 31, 2006.

Leases and Leasehold Improvements
      We account for our leases in accordance with SFAS 13, as amended, and other related guidance. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property.
      We record rent expense for leases that contain scheduled rent increases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the end of the lease term, as established in accordance with SFAS 13, which may include a rent holiday period prior to our opening the restaurant on the leased premises. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements, as well as the period over which we record straight-line rent expense. Contingent rentals are generally based on sales levels in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense as they are incurred. We generally do not receive rent concessions or leasehold improvement incentives upon opening a store that is subject to a lease.

Franchise and Licensed Operations
      We execute franchise or license agreements for each brand that set out the terms of its arrangement with the franchisee or licensee. Our franchise and certain license agreements require the franchisee or licensee to pay an initial, non-refundable fee and continuing fees based upon a percentage of gross sales. Subject to our

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.
      We incur expenses that benefit both our franchisee and licensee communities. These expenses, along with other costs of sales and servicing of franchise and license agreements, are charged to franchising expense as incurred. Franchised and licensed restaurant and other revenue also includes rent income from leasing or subleasing restaurants to franchisees. The related occupancy costs are included in franchised and licensed restaurant and other expense. If we lease restaurants to a franchisee that results in a probable loss over the term of the lease, a lease subsidy allowance is established at inception and charged to facility action charges, net.
      We monitor the financial condition of our franchisees and record provisions and estimated losses on receivables when we believe that certain franchisees are unable to make their required payments. Each individual franchisee’s account is reviewed at least quarterly, focusing on those that are past due and, to the extent necessary, an estimated loss is calculated. The total of the estimated losses is then compared to the allowance for bad debts recorded in our Consolidated Financial Statements and an adjustment, if any, is recorded. At the time a franchisee becomes materially delinquent, we cease recording royalties and rental income and reverse royalties and rent income accrued during the then current fiscal quarter. Royalties and rental income are thereafter recognized on a cash basis and are not recorded as accounts receivable until there is a history of timely payments.
      Depending on the facts and circumstances, there are a number of different actions that may be taken to resolve collection issues. These include the sale of franchise restaurants to us or to other franchisees, a modification to the franchise agreement, which may include a provision for reduced royalty rates in the future, a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary obligee) or, if necessary, the termination of the franchise agreement. The amount of the allowance established is based on our assessment of the most probable action that will occur.

Revenue Recognition
      Revenues for company-operated restaurants are recognized upon the sale of food or beverage to a customer in the restaurant. Revenues from franchised and licensed restaurants include continuing rent and service fees, initial fees and royalties. Continuing fees and royalties are recognized in the period earned. Initial fees are recognized upon the opening of a restaurant, which is when we have performed substantially all initial services required by the franchise agreement. Renewal fees are recognized when a renewal agreement becomes effective. Rental income is recognized in the period earned. Sales of food and equipment to franchisees are recognized at the time of delivery to the franchisee.

Advertising
      We utilize a single advertising fund (“Carl’s Jr. Fund”) to administer our Carl’s Jr. advertising programs and the Hardee’s Funds to administer our Hardee’s advertising programs. As the contributions to these cooperatives collectively, are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions. We consolidate the Carl’s Jr. Fund into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to our reported advertising expenses, in accordance with SFAS 45.
      We charge Carl’s Jr. and La Salsa marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, when the commercial is first aired. To the extent we participate in Hardee’s advertising cooperatives, our contributions are expensed as incurred.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closing restaurants, estimated liabilities for self-insurance, tax credits and net operating losses for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the liability method. Deferred tax assets are also provided for net operating loss (“NOL”) and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred tax assets. We evaluate, on a quarterly basis, whether it is probable that our deferred income tax assets are realizable. In performing this analysis, we consider all available evidence, both positive and negative, including historical operating results, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies that may be employed to prevent an operating loss or tax credit carryforwards from expiring unused. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Estimations
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
      Our most significant areas of estimation are:

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill, and to establish the estimated liability for closing restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, general and auto liability insurance programs;

•	determination of appropriate estimated liabilities for loss contingencies;

•	determination of appropriate assumptions to use in evaluating leases for capital versus operating lease treatment, establishing depreciable lives for leasehold improvements and establishing straight-line rent expense periods;

•	estimation of the appropriate allowances associated with franchise and license receivables and liabilities for franchise subleases;

•	determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of disclosures of pro forma net income; and

•	estimation of our net deferred income tax asset valuation allowance.

Income (Loss) Per Share
      We present “basic” and “diluted” income (loss) per share. Basic income (loss) per share represents net income (loss) divided by weighted-average shares outstanding. Diluted income (loss) per share represents net

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income (loss) plus the interest and fees relating to any dilutive convertible debt outstanding, divided by weighted-average shares outstanding, including all potentially dilutive securities and excluding all potentially anti-dilutive securities.
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
      The table below presents the computation of basic and diluted income (loss) per share for the fiscal years ended January 31, 2006, 2005 and 2004 as follows:

	2006	2005	2004

Net income (loss)	$194,582	$18,016	$(53,220)
Weighted-average shares for computation of basic earnings per share	59,226	57,615	57,536
Basic net income (loss) per share	$3.29	$0.31	$(0.92)

Net income (loss)	$194,582	$18,016	$(53,220)
Add: Interest and amortization costs for Convertible Notes due 2023, net of related tax effects	3,070	—	—

Net income (loss) for computation of diluted earnings per share	$197,652	$18,016	$(53,220)

Weighted-average shares for computation of basic earnings per share	59,226	57,615	57,536
Dilutive effect of stock options, warrants and restricted stock	2,181	1,968	—
Dilutive effect of Convertible Notes due 2023	11,843	—	—

Weighted-average shares for computation of diluted earnings per share	73,250	59,583	57,536
Diluted net income (loss) per share	$2.70	$0.30	$(0.92)

      The following table presents the number of potentially dilutive shares, in thousands, of our common stock excluded from the computation of diluted income (loss) per share as their effect would have been anti-dilutive:

	2006	2005	2004

2004 Convertible Notes	—	—	2,258
2023 Convertible Notes	—	11,811	1,112
Stock Options and Restricted Stock	2,175	2,813	4,860
Warrants	—	982	982

Stock-Based Compensation
      At January 31, 2006, we had several stock-based employee compensation plans in effect, which are described more fully in Note 24. During fiscal 2006, our stockholders approved the 2005 Omnibus Incentive

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Compensation Plan (“2005 Plan”). We account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted under these plans, as all such options had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During fiscal 2006, restricted stock awards were granted to certain executive officers and directors with an exercise price of $0 per share. The difference between the market price of the underlying common stock on the date of grant and the exercise price of restricted stock awards is initially recorded as unearned compensation on restricted stock within the stockholders’ equity section of our accompanying Consolidated Balance Sheet and subsequently amortized over the vesting period. During fiscal 2006, $188 of unearned compensation expense was amortized and is included in general and administrative expense in the accompanying Consolidated Statement of Operations.
      For purposes of the following pro forma disclosures required by SFAS 123, Accounting for Stock-Based Compensation, the fair value of each option has been estimated on the date of grant using the fair-value based method of the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, the risk-free rate and the expected term of the option. As our stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of our employee stock options.
      The weighted-average assumptions used for grants in the fiscal years ended January 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Annual dividends	1.13%	—	—
Expected volatility	63.6%	72.6%	140.8%
Risk-free interest rate	4.39%	3.46%	2.12%
Expected life of all options outstanding (years)	5.29	5.43	5.45
Weighted-average fair value of each option granted	$7.14	$7.15	$5.20
      The assumptions used to determine the fair value of each option granted are highly subjective. Changes in the assumptions used would affect the fair value of the options granted as follows:

	Increase/(Decrease) in Fair
	Value of Options Granted

Change in Assumption	2006	2005	2004

10% increase in expected volatility	$0.79	$0.63	$0.11
1% increase in risk-free interest rate	0.15	0.11	0.01
1 year increase in expected life of all options outstanding	0.46	0.47	0.14
10% decrease in expected volatility	(0.86)	(0.69)	(0.15)
1% decrease in risk-free interest rate	(0.15)	(0.12)	(0.02)
1 year decrease in expected life of all options outstanding	(0.56)	(0.56)	(0.21)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles reported net income (loss) to pro forma net income (loss) assuming compensation expense for stock-based compensation had been recognized in accordance with SFAS 123 for the fiscal years ended January 31, 2006, 2005 and 2004:

	2006	2005	2004

Net income (loss), as reported	$194,582	$18,016	$(53,220)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	116	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2,933)	(4,651)	(2,956)

Net income (loss) — pro forma	$191,765	$13,365	$(56,176)

Net income (loss) per common share:
Basic — as reported	$3.29	$0.31	$(0.92)
Basic — pro forma	3.24	0.23	(0.98)
Diluted — as reported	2.70	0.30	(0.92)
Diluted — pro forma	2.66	0.22	(0.98)

Derivative Financial Instruments
      We do not use derivative instruments for trading purposes. Our only current derivative instruments are interest rate cap agreements entered into with financial institutions.
      We account for these derivative financial instruments in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires that all derivative instruments be recognized in the Consolidated Balance Sheet at fair value. Our interest rate cap agreements are not designated as hedging instruments. Accordingly, the gain or loss as a result of the change in fair value is recognized in the results of operations immediately. See Note 12 for a discussion of our use of interest rate cap agreements.

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

Comprehensive Income
      We did not have any items of other comprehensive income requiring reporting under SFAS 130, Reporting Comprehensive Income.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information
      Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our segments are determined at the brand level (see Note 23).

Reclassifications
      Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation.
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
      SFAS 123R is effective at the beginning of the first annual period beginning after June 15, 2005 (fiscal 2007 for us). We will evaluate the use of certain option-pricing models as well as the assumptions to be used in such models. When such evaluation is complete, we will determine the transition method to use. We do not currently anticipate that the impact on net income on a full year basis of the adoption of SFAS 123R will be significantly different from the historical pro forma impacts as disclosed in accordance with SFAS 123.
      In November 2004, the FASB issued SFAS 151, Inventory Costs. SFAS 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which for us is the beginning of fiscal 2007. We do not believe the adoption of SFAS 151 will have a material impact on our consolidated results of operations or financial position.
      In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. Previously, GAAP required that the cumulative effect of most changes in accounting principle be recognized in the period of the change. SFAS 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provisions, retrospectively to prior periods’ financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which for us is the beginning of fiscal 2007.
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
Note 3 — Adoption of New Accounting Pronouncements
      In October 2004, the FASB ratified the consensus reached by the EITF on Issue 04-01, Accounting for Preexisting Relationships between the Parties to a Business Combination. EITF 04-01 requires that a business combination between two parties that have a preexisting relationship be evaluated to determine if a settlement of a preexisting relationship exists. EITF 04-01 also requires that certain reacquired rights (including the rights to the acquirer’s trade name under a franchise agreement) be recognized as intangible assets apart from goodwill. However, if a contract giving rise to the reacquired rights includes terms that are favorable or unfavorable when compared to pricing for current market transactions for the same or similar items, EITF 04-01 requires that a settlement gain or loss should be measured as the lesser of (i) the amount by which the contract is favorable or unfavorable to market terms from the perspective of the acquirer or (ii) the stated settlement provisions of the contract available to the counterparty to which the contract is unfavorable.
      EITF 04-01 was effective prospectively for business combinations consummated in reporting periods beginning after October 13, 2004 (our fiscal quarter beginning November 2, 2004). EITF 04-01 applies to acquisitions of restaurants we may make from our franchisees or licensees. We currently attempt to have our franchisees or licensees enter into standard franchise or license agreements for the applicable brand and/or market when renewing or entering into a new agreement. However, in certain instances franchisees or licensees have existing agreements that possess terms, including royalty rates, that differ from our current standard agreements for the applicable brand and/or market. If in the future we were to acquire a franchisee or licensee with such an existing agreement, we may be required to record a settlement gain or loss at the date of acquisition. The amount and timing of any such gains or losses we might record is dependent upon which franchisees or licensees we might acquire and when they are acquired. Accordingly, any impact cannot be currently determined.
      In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005, which for us was the beginning of fiscal 2006. The adoption of FIN 47 did not have a material impact on our consolidated results of operations or financial position.
      On June 29, 2005, the FASB ratified EITF 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. This EITF addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
business combination. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. This EITF is effective for leasehold improvements that are purchased or acquired after June 29, 2005. The adoption of this EITF did not have a material impact on our consolidated financial position or results of operations.
Note 4 — Goodwill
      As required by SFAS 142, Goodwill and Other Intangible Assets, we test goodwill for impairment, at least annually, at the reporting unit level, which we have determined to be the brand level.
      During the first quarter of fiscal 2004, we completed our annual assessment of the valuation of the Carl’s Jr. and La Salsa brands assisted by an outside corporate valuation consulting firm. That assessment concluded that the fair value of the brands exceeded the carrying value and no impairment was recorded.
      During the fourth quarter of fiscal 2004, based on the deterioration of La Salsa’s business during fiscal 2004 and the reduction in future growth plans, we determined that certain triggering events occurred under SFAS 142. Accordingly, we completed another assessment of the valuation of the La Salsa brand assisted by an outside corporate consulting valuation firm. That assessment concluded that the carrying value of the brand exceeded the fair value and that the value of La Salsa’s goodwill was $0. Accordingly, we recorded an impairment charge of $34,059 representing the write-off of all of the goodwill associated with the acquisition of La Salsa.
      During the first quarters of fiscal 2005 and 2006, we completed our annual assessments of the valuation of the Carl’s Jr. brand. Those assessments concluded that the fair value of the brand exceeded the carrying value and no impairment was recorded.
      The changes in the net carrying amount of goodwill for fiscal 2004, 2005 and 2006 are as follows:

Amount

Balance as of January 31, 2003	$56,708
Impairment of goodwill associated with La Salsa	(34,059)

Balance as of January 31, 2004	22,649
No activity in fiscal 2005	—

Balance as of January 31, 2005	22,649
No activity in fiscal 2006	—

Balance as of January 31, 2006	$22,649

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Facility Action Charges, Net
      The components of facility action charges (gains) for the fiscal years ended January 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Carl’s Jr.
New decisions regarding closing restaurants	$—	$269	$3,075
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	846	120	(767)
Impairment of assets to be disposed of	—	28	—
Impairment of assets to be held and used	1,431	2,693	1,228
Gain on sales of restaurants and surplus property, net	(732)	(611)	(1,667)
Amortization of discount related to estimated liability for closing restaurants	247	295	323

	1,792	2,794	2,192

Hardee’s
New decisions regarding closing restaurants	957	5,247	2,631
Favorable dispositions of leased and fee surplus properties, net	(29)	(1,364)	(6,952)
Impairment of assets to be disposed of	23	683	11,365
Impairment of assets to be held and used	2,521	2,428	4,942
Loss (gain) on sales of restaurants and surplus property, net	504	(917)	1,459
Amortization of discount related to estimated liability for closing restaurants	677	1,011	2,248

	4,653	7,088	15,693

La Salsa and Other
New decisions regarding closing restaurants	157	1,074	121
(Favorable) unfavorable dispositions of leased and fee surplus properties, net	(268)	172	(846)
Impairment of assets to be disposed of	—	755	1
Impairment of assets to be held and used	1,338	2,434	429
Loss (gain) on sales of restaurants and surplus properties, net	347	(3)	185
Amortization of discount related to estimated liability for closing restaurants	6	6	1

	1,580	4,438	(109)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004

Total
New decisions regarding closing restaurants	1,114	6,590	5,827
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	549	(1,072)	(8,565)
Impairment of assets to be disposed of	23	1,466	11,366
Impairment of assets to be held and used	5,290	7,555	6,599
Loss (gain) on sales of restaurants and surplus property, net	119	(1,531)	(23)
Amortization of discount related to estimated liability for closing restaurants	930	1,312	2,572

	$8,025	$14,320	$17,776

      Impairment charges recognized in facility action charges were recorded against the following asset categories during the fiscal years ended January 31, 2006, 2005 and 2004:

	2006	2005	2004

Property and equipment
Carl’s Jr.	$980	$2,721	$657
Hardee’s	2,382	2,868	13,292
La Salsa and Other	658	3,189	430

	4,020	8,778	14,379

Property under capital leases
Carl’s Jr.	451	—	571
Hardee’s	162	225	2,536

	613	225	3,107

Favorable lease rights
Hardee’s	—	18	479
La Salsa	680	—	—

	680	18	479

Total
Carl’s Jr.	1,431	2,721	1,228
Hardee’s	2,544	3,111	16,307
La Salsa and Other	1,338	3,189	430

	$5,313	$9,021	$17,965

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the activity in our estimated liability for closing restaurants for the fiscal years ended January 31, 2004, 2005 and 2006:

			La Salsa
	Carl’s Jr.	Hardee’s	and Other	Total

Balance at January 31, 2003	$3,435	$31,223	$1,732	$36,390
New decisions regarding closing restaurants	3,075	2,631	121	5,827
Usage	(1,058)	(12,035)	(806)	(13,899)
Favorable dispositions of leased and fee surplus properties, net	(767)	(6,952)	(846)	(8,565)
Amortization of discount	323	2,248	1	2,572

Balance at January 31, 2004	5,008	17,115	202	22,325
New decisions regarding closing restaurants	269	5,247	1,074	6,590
Usage	(1,478)	(8,934)	(868)	(11,280)
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	120	(1,364)	172	(1,072)
Amortization of discount	295	1,011	6	1,312

Balance at January 31, 2005	4,214	13,075	586	17,875
New decisions regarding closing restaurants	—	957	157	1,114
Usage	(1,692)	(4,815)	(361)	(6,868)
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	846	(29)	(268)	549
Amortization of discount	247	677	6	930

Balance at January 31, 2006	3,615	9,865	120	13,600
Less current portion, included in other current liabilities	1,185	3,205	27	4,417

Long-term portion, included in other long-term liabilities	$2,430	$6,660	$93	$9,183

Note 6 — Accounts Receivable, Net
      Accounts receivable, net as of January 31, 2006 and 2005 consists of the following:

	2006	2005

Trade receivables	$31,296	$26,400
Refundable income taxes	3,896	4,508
Notes receivable, current portion	3,676	2,680
Other	118	153
Allowance for doubtful accounts	(2,833)	(2,542)

	$36,153	$31,199

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The long-term portion of notes receivable, net as of January 31, 2006 and 2005 consists of the following:

	2006	2005

Franchisees	$6,104	$8,259
Employees	71	94
Other	2,050	2,056
Allowance for doubtful accounts	(6,257)	(7,081)

	$1,968	$3,328

      The following table summarizes the activity in the allowances for doubtful accounts for the fiscal years ended January 31, 2004, 2005 and 2006:

	Accounts	Notes
	Receivable	Receivable	Total

Balance at January 31, 2003	$5,023	$5,404	$10,427
Provision	789	1,471	2,260
Charge-offs	(552)	(689)	(1,241)
Recoveries	320	—	320

Balance at January 31, 2004	5,580	6,186	11,766
Provision (recovery of provision)	(2,835)	895	(1,940)
Charge-offs	(334)	—	(334)
Recoveries	131	—	131

Balance at January 31, 2005	2,542	7,081	9,623
Provision (recovery of provision)	663	(487)	176
Charge-offs	(441)	(337)	(778)
Recoveries	69	—	69

Balance at January 31, 2006	$2,833	$6,257	$9,090

Note 7 — Net Assets Held for Sale
      In conjunction with the acquisition of SBRG in fiscal 2003, we made the decision to divest Timber Lodge as the concept did not fit with our core concepts of quick-service and fast-casual restaurants. The sale of Timber Lodge was completed on September 3, 2004.
      The results of Timber Lodge included in the accompanying Consolidated Statements of Operations as discontinued operations for the fiscal years ended January 31, 2005 and 2004 are as follows:

	2005	2004

Revenue	$24,129	$42,893

Operating loss	$(636)	$(2,771)
Interest expense	10	19

Net loss	$(646)	$(2,790)

      The operating losses for Timber Lodge for the fiscal years ended January 31, 2005 and 2004 include impairment charges of $898 and $2,879, respectively, to reduce the carrying value of Timber Lodge to fair value.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 3, 2004, we sold Timber Lodge to T-Lodge Acquisition Corp. (“TLAC”) for $8,816. We received $6,954 in cash and accepted two secured notes aggregating approximately $1,862 (“TL Notes”) from the buyer. The TL Notes are both secured by the personal property of TLAC and are comprised of (i) a $1,000 note maturing on January 1, 2009, with annual principal installments of $200 leading up to the maturity date, and bearing interest of 8.0%, payable monthly, and (ii) an $862 note with a balloon principal payment due on September 3, 2005, and bearing interest, payable monthly, of 9.0%. TLAC is a privately-held corporation whose owners include certain members of the management team of Timber Lodge and other investors.
      On September 3, 2005, TLAC failed to make the required $862 balloon payment discussed above. During the fourth quarter of fiscal 2006, we received a $200 payment from TLAC, reducing the aggregate principal balance of the TL Notes to $1,462. Effective January 30, 2006, the TL Notes have been superceded and replaced by a new secured note for $1,462. Under the terms of this new note, TLAC is required to make monthly payments of $10, plus interest at 9.59%, through January 2010. In addition, TLAC will be obligated to make additional principal payments of $246 in January 2007, 2008, 2009 and 2010. We believe that the collateral securing the aggregate outstanding principal balance of $1,462 at January 31, 2006 is sufficient for us to recover the full amount of the notes.
      As of January 31, 2005, assets held for sale consisted of surplus restaurant properties. There were no assets held for sale at January 31, 2006.
Note 8 — Property and Equipment
      Property and equipment consists of the following as of January 31, 2006 and 2005:

	Estimated
	Useful Life	2006	2005

Land		$129,635	$127,633
Leasehold improvements	3-25 years	198,982	200,013
Buildings and improvements	7-40 years	261,111	245,548
Equipment, furniture and fixtures	3-10 years	301,357	301,113

		891,085	874,307
Less: accumulated depreciation and amortization		431,002	413,021

		$460,083	$461,286

      During fiscal 2006, 2005 and 2004, we capitalized interest costs in the amounts of $617, $546 and $473, respectively.
Note 9 — Leases
      We occupy land and buildings under lease agreements expiring on various dates through 2066. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of sales in excess of specified levels, are often required. Most leases obligate us to pay costs of maintenance, insurance and property taxes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property under capital leases consists of the following as of January 31, 2006 and 2005:

	2006	2005

Buildings	$72,203	$78,680
Equipment	344	9,562
Less: accumulated amortization	43,183	52,182

	$29,364	$36,060

      Amortization is calculated on a straight-line basis over the respective lease term, including any option periods considered in the determination of the lease term. When determining the lease term, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured.
      Minimum lease payments for all leases, including those in the estimated liability for closing restaurants, automobile and distribution center truck leases, and the present value of net minimum lease payments for capital leases as of January 31, 2006 are as follows:

	Capital	Operating

Fiscal Year:
2007	$10,584	$85,729
2008	10,425	79,716
2009	10,247	71,473
2010	9,766	60,587
2011	9,074	49,284
Thereafter	32,317	247,368

Total minimum lease payments	82,413	$594,157

Less: amount representing interest	30,729

Present value of minimum lease payments (interest rates primarily ranging from 8% to 14%)	51,684
Less: current portion	4,960

Capital lease obligations, excluding current portion	$46,724

      Total minimum lease payments have not been reduced for future minimum sublease rentals of $184,737 expected to be received under certain operating subleases.
      We have net investments in lease receivables that pertain to finance leases. As of January 31, 2006 and 2005, components of the net investment in leases receivable, included in other current assets and other assets, are as follows:

	2006	2005

Net minimum lease payments receivable	$1,227	$1,573
Less: unearned income	436	553

Net investment	$791	$1,020

      We have leased and subleased land and buildings to others, primarily as a result of the franchising of certain restaurants. Many of these leases provide for fixed payments with contingent rent when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Lessees generally bear

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the cost of maintenance, insurance and property taxes. The carrying value of assets leased to others as of January 31, 2006 and 2005 is as follows:

	2006	2005

Land	$15,863	$16,953
Leasehold improvements	6,577	7,529
Buildings and improvements	17,909	21,183
Equipment, furniture and fixtures	1,102	2,698

	41,451	48,363
Less: accumulated depreciation and amortization	14,904	17,718

	$26,547	$30,645

      As of January 31, 2006, minimum future lease and sublease rentals expected to be received including amounts reducing the estimated liability for closing restaurants, are as follows:

	Capital	Operating
	Leases or	Lessor
	Subleases	Leases

Fiscal Year:
2007	$210	$30,329
2008	142	27,673
2009	142	24,926
2010	142	20,702
2011	142	16,900
Thereafter	449	64,207

Total minimum future rentals	$1,227	$184,737

      Total minimum future rentals do not include contingent rentals, which may be received under certain leases.
      Aggregate rents under non-cancelable operating leases for the fiscal years ended January 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Minimum rentals	$90,836	$90,820	$90,361
Contingent rentals	5,206	5,013	4,789
Less: sublease rentals	33,221	36,444	32,251

	$62,821	$59,389	$62,899

      During fiscal 2002, we entered into certain sale leaseback transactions relating to restaurant properties we currently operate through which we generated net gains of $5,158. The net gains from such transactions were deferred and are being amortized as a reduction to occupancy and other operating expenses over the terms of the leases.
      Rent expense for the fiscal years ended January 31, 2006, 2005 and 2004 was $96,042, $95,833 and $91,325, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10 — Other Assets
      Other assets as of January 31, 2006 and 2005 consist of the following:

	2006	2005

Intangible assets (see below)	$16,836	$19,102
Deferred financing costs	5,708	9,470
Net investment in lease receivables, less current portion	748	867
Other	2,227	2,090

	$25,519	$31,529

      As of January 31, 2006 and 2005, intangible assets with finite useful lives were primarily comprised of intangible assets obtained through our acquisition of SBRG in fiscal 2003 and our Hardee’s acquisition transactions in fiscal 1999 and 1998. Such intangible assets have amortization periods ranging from three to 20 years and are included in other assets, net, in the accompanying Consolidated Balance Sheets.
      The table below presents identifiable, definite-lived intangible assets as of January 31, 2006 and 2005:

		January 31, 2006			January 31, 2005
	Weighted-
	Average	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangible Asset	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademarks	20	$17,171	$(3,365)	$13,806	$17,171	$(2,487)	$14,684
Franchise agreements	20	1,780	(328)	1,452	1,780	(258)	1,522
Favorable lease agreements	16	4,034	(2,456)	1,578	6,265	(3,369)	2,896

		$22,985	$(6,149)	$16,836	$25,216	$(6,114)	$19,102

      Amortization expense related to these intangible assets for fiscal 2006, 2005 and 2004 was $1,547, $2,158 and $2,074, respectively. For these assets, amortization expense is expected to be approximately $1,257 in fiscal 2007, $1,161 in fiscal 2008, $1,071 in fiscal 2009, $1,060 in fiscal 2010 and $1,045 in fiscal 2011.
Note 11 — Other Current Liabilities
      Other current liabilities as of January 31, 2006 and 2005 consist of the following:

	2006	2005

Salaries, wages and other benefits	$32,439	$31,461
State sales taxes	7,288	7,380
Estimated liability for closing restaurants	4,417	5,261
Accrued interest	1,924	2,332
Estimated liability for property taxes	4,258	4,579
Estimated liability for litigation	1,412	4,335
Accrued utilities	3,935	3,731
Estimated liability for self-insurance, current portion	11,141	15,214
Other accrued liabilities	22,742	19,065

	$89,556	$93,358

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12 — Long-Term Debt and Bank Indebtedness
      Long-term debt as of January 31, 2006 and 2005 consists of the following:

	2006	2005

Borrowings under revolving portion of senior credit facility	$8,000	$14,500
Term loan under senior credit facility	98,749	138,651
Convertible subordinated notes due 2023, interest at 4.00%	105,000	105,000
Other long-term debt	1,229	1,333

	212,978	259,484
Less: current portion	9,247	16,066

	$203,731	$243,418

      We amended and restated our senior credit facility (“Facility”) on June 2, 2004, and amended the Facility again on November 4, 2004 and April 21, 2005 (see below). We have no potential mandatory payments of principal on our $105,000 of 4% Convertible Subordinated Notes due 2023 until October 1, 2008.
      The Facility provides for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan. The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments, with the remaining principal balance scheduled to mature on July 2, 2008. Subject to certain conditions as defined in the Facility, the maturity of the term loan may be extended to May 1, 2010.
      During the fiscal year ended January 31, 2006, we voluntarily prepaid $38,706 of the $230,000 term loan, in addition to the $1,196 regularly scheduled principal payments. As of January 31, 2006, we had (i) borrowings outstanding under the term loan portion of the Facility of $98,749, (ii) borrowings outstanding under the revolving portion of the Facility of $8,000, (iii) outstanding letters of credit under the revolving portion of the Facility of $61,607, and (iv) availability under the revolving portion of the Facility of $80,393.
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
      As of January 31, 2006, the applicable interest rate on the term loan was LIBOR plus 2.00%, or 6.50% per annum. For the revolving loan portion of the Facility, the applicable rate was Prime plus 1.00%, or 8.25% per annum. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for LIBOR revolving loans, which is currently 2.25% per annum.
      The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums is recognized quarterly in interest expense in the accompanying Consolidated Statements of Operations. During the year ended January 31, 2006, we recognized a charge of

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$52 to interest expense to reduce the carrying value of the interest rate cap premiums to their fair value of $56 at January 31, 2006. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
      The Facility also permits us to repurchase our common stock or pay dividends in an amount up to approximately $47,560 as of January 31, 2006. In addition, the amount that we may spend to repurchase our common stock or pay dividends is increased each year by a portion of excess cash flow (as defined in the agreement) during the term of the Facility.
      Subject to the terms of the Facility, we may make annual capital expenditures in the amount of $45,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in the agreement) in excess of $110,000. We may also carry forward certain unused capital expenditure amounts to the following year. Based on these terms, and assuming Adjusted EBITDA in fiscal 2007 is equal to Adjusted EBITDA in fiscal 2006, the Facility would permit us to make capital expenditures of $89,415 in fiscal 2007, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above.
      Until recently, the Facility prohibited us from paying cash dividends. On April 21, 2005, we amended the Facility to permit us to pay cash dividends on substantially the same terms as we were and are permitted to repurchase shares of our common stock. This amendment to the Facility also resulted in a 0.50% decrease in the borrowing rate under our term loan, a 0.25% decrease in the borrowing rate on revolving loans and a 0.25% decrease in our letter of credit fee rate. On April 25, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock and we further announced our intention to pay a regular quarterly cash dividend. During the fiscal year ended January 31, 2006, we declared cash dividends of $0.16 per share of common stock, for a total of $9,513. As of January 31, 2006, dividends payable of $2,394 have been included in other current liabilities in our accompanying Consolidated Balance Sheet. These dividends were subsequently paid on February 21, 2006.
      The Facility contains financial performance covenants, which include a minimum Adjusted EBITDA requirement, a minimum fixed charge coverage ratio, and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of January 31, 2006.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our common stock during the second calendar quarter of 2004, the 2023 Convertible Notes became convertible into our common stock effective July 1, 2004, and will remain convertible throughout the remainder of their term.
      During the fourth quarter of fiscal 2006, the cumulative dividends we have declared to date caused a change in the conversion rate per $1 of the notes of 1.1825%, from an original conversion rate of 112.4859 to an adjusted conversion rate of 113.8160. As a result of the conversion rate adjustment, the previous conversion price of approximately $8.89 has been adjusted to a conversion price of approximately $8.79.
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
      Long-term debt matures in fiscal years ending after January 31, 2006 as follows:

Fiscal Year:
2007	$9,247
2008	1,165
2009	96,893
2010	47
2011	26
Thereafter(1)	105,600

$212,978

(1)	Assumes holders of the 2023 Convertible Notes do not exercise redemption rights in October 2008.
Note 13 — Other Long-Term Liabilities
      Other long-term liabilities as of January 31, 2006 and 2005 consist of the following:

	2006	2005

Estimated liability for closing restaurants	$9,183	$12,614
Estimated liability for self-insurance	26,272	29,231
Estimated liability for deferred rent	10,068	9,047
Other	11,549	13,482

	$57,072	$64,374

      We are self-insured for our primary workers’ compensation, auto, property and general liability insurance exposures not covered by our stop-loss policy. A total of $37,413 and $44,445 was accrued as of January 31, 2006 and 2005, respectively (including the long-term portions noted in the above table and the current portions included in other current liabilities as discussed in Note 11), based upon of the present value of an independent actuarial valuation of our workers’ compensation, auto and general liability claims. See Note 1 for further discussion.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14 — Stockholders’ Equity
      Until recently, the Facility prohibited us from paying cash dividends. On April 21, 2005, we amended the Facility to permit us to pay cash dividends, subject to certain limitations comparable to limitations on our ability to repurchase shares of our common stock. On April 25, 2005, we announced that our Board of Directors had declared a cash dividend of $0.04 per share of our common stock, and we further announced our intention to pay a regular quarterly cash dividend. During fiscal 2006, we declared aggregate cash dividends of $0.16 per share of common stock for a total of $9,513.
      In April 2004, our Board of Directors authorized a Stock Repurchase Plan to allow us to repurchase up to $20,000 of our common stock. Pursuant to this authorization, during fiscal 2005, we repurchased and retired 519,000 shares of our common stock at an average price of $10.68 per share, for a total cost, including trading commissions, of $5,559. During the third quarter of fiscal 2006, we repurchased and retired, pursuant to this authorization, 150,100 shares of our common stock at an average price of $13.29 per share, for a total cost, including trading commissions, of $1,999.
      In order to facilitate future repurchases of our common stock under the Stock Repurchase Plan, our Board of Directors authorized, and we implemented, a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 that allows us to repurchase $2,000 of our common stock in the open market each fiscal quarter during the period beginning November 8, 2005 and ending January 29, 2007, for a total of $10,000. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. During the fourth quarter of fiscal 2006, we repurchased and retired 147,200 shares of our common stock at an average price of $13.55, for a total cost, including trading commissions, of $1,999.
Note 15 — Purchase and Cancellation of Stock Options
      During the twelve weeks ended August 15, 2005, we purchased and canceled all of the outstanding options of Mr. William P. Foley, who resigned from the Board of Directors on July 19, 2005, for cash consideration of $11,000, which has been recorded as a component of general and administrative expense in the accompanying Consolidated Statement of Operations for the fiscal year ended January 31, 2006. As of July 18, 2005, Mr. Foley held outstanding options to purchase an aggregate of 1,715,512 shares of our common stock, of which options to purchase 1,665,513 shares were vested and exercisable as of such date, and options to purchase 49,999 shares were unvested. The purchase price for Mr. Foley’s options was determined after negotiations between the parties using the Black-Scholes methodology. We retained a third-party valuation specialist to advise us in connection with this option purchase.
Note 16 — Adoption of a Stockholder Rights Plan
      On October 4, 2005, the Board of Directors approved the adoption of a Stockholder Rights Plan and declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on October 17, 2005. The Rights were distributed as a non-taxable distribution, and will initially trade with our common stock. Each Right entitles the registered holder to purchase from us a unit consisting of one one-hundredth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, $0.01 par value (“Series A Preferred Stock”), at a purchase price of $22.00 per Unit, subject to adjustment. One Right will be delivered with each share of common stock that is issued after October 17, 2005.
      The Rights, which are initially attached to and will trade with our common stock, become exercisable, and will begin to trade separately, in the event that a tender offer for at least 15% of our common stock is announced, or a person acquires or obtains the right to acquire at least 15% of our common stock (“Distribution Date”). The Rights are not exercisable until the Distribution Date and will expire at the close

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of business on December 31, 2008 (or December 31, 2006 if stockholder approval for the Rights Agreement has not been received by December 31, 2006), unless previously redeemed or exchanged by us.
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
Note 17 — Fair Value of Financial Instruments
      The following table presents information on our financial instruments as of January 31, 2006 and 2005:

	2006		2005

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$21,343	$21,343	$18,432	$18,432
Notes receivable, net of allowance for doubtful accounts	3,666	3,309	4,865	4,941
Interest rate cap agreements	56	56	108	108
Financial liabilities:
Long-term debt, including current portion	212,978	316,090	259,484	347,731
      The fair value of cash and cash equivalents approximates its carrying amount due to its short maturity. The estimated fair value of notes receivable was determined by discounting future cash flows using current rates at which similar loans might be made to borrowers with similar credit ratings. The estimated fair value of interest rate cap agreements was based upon market quotes received from the financial institutions that are the counter parties to the agreements. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to us for debt with similar terms and remaining maturities, using market quotes for our Senior Subordinated Notes and using a combination of discounting future cash flows using rates currently available to us for debt with similar terms and remaining maturities.
Note 18 — Related Party Transactions
      Certain members of the Board of Directors and the Karcher family are franchisees of CKE. These franchisees regularly pay royalties and purchase food and other products from us on the same terms and conditions as other franchisees.
      In fiscal 1994, the Chairman Emeritus was granted future retirement benefits for past services consisting principally of payments of $200 per year for life and supplemental health benefits, which had a net present value of $1,700 as of that date. This amount was computed using certain actuarial assumptions, including a discount rate of 7%. In fiscal 2005, this retirement benefit arrangement was amended to provide payments of $300 in calendar 2005, decreasing to $210 annually in calendar 2009 and thereafter, with $150 annual survivor benefit to the spouse of the Chairman Emeritus. The amended arrangement also includes health benefits and provision of certain administrative support. Utilizing certain actuarial assumptions, including a discount rate of 4.9%, and reflecting the terms of the amended arrangement, we recorded, through general and administrative expenses, an increase of $837 to the accrual for this obligation in the fourth quarter of fiscal 2005. A total of $1,259 and $1,468 remained accrued in other long-term liabilities as of January 31, 2006 and 2005, respectively. We anticipate funding these obligations as they become due.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We lease various properties, including certain of our corporate offices, a distribution facility and three restaurants from the Chairman Emeritus. Lease payments under these leases for fiscal 2006, 2005 and 2004 amounted to $1,836, 1,756 and $1,828, respectively. This was net of sublease rentals of $0, $27 and $142 in fiscal 2006, 2005 and 2004, respectively.
      We have several leases with wholly-owned subsidiaries of Fidelity National Financial, Inc. (“FNF”), of which the former Chairman of the Board of CKE is also Chairman of the Board, for point-of-sale equipment, a corporate office facility, and expenses associated with the Company’s leased aircraft. We paid $1,884, $4,468 and $6,102 in fiscal 2006, 2005 and 2004, respectively to FNF under these lease agreements. During the second quarter of fiscal 2005, we paid $1,479 to FNF, representing our share of the loss upon FNF’s sale of one of our two leased aircraft.
      In fiscal 2001, we entered into an agreement with a wholly-owned subsidiary of FNF to assist in the disposition of surplus real estate properties and negotiate the termination of leases for closed restaurants. The affiliate is paid a fee for each property sold or each lease terminated. We paid this affiliate $652 and $816 during fiscal 2005 and 2004, respectively. This contract expired in early fiscal 2006 and there were no payments made to this affiliate during fiscal 2006.
      In July 2001, our Board of Directors approved the adoption of CKE Restaurants, Inc. Employee Stock Purchase Loan Plan and the Non-Employee Director Stock Purchase Loan Program (collectively the “Programs”). The purpose of the Programs was to provide key employees and directors with further incentive to maximize stockholder value. The Programs’ funds had to be used to make private or open market purchase of Company common stock through a broker-dealer designated by the Company. All loans were full recourse, unsecured and had a five-year term. However, they could have been forgiven at the discretion of the Compensation Committee of our Board of Directors. Interest accrued on the loans at a rate of 6.0% per annum, due at maturity. However, in the event that the stock was sold, transferred or pledged, the interest rate could have been adjusted to the prime rate plus 4%. These loans could have been prepaid anytime without penalty. As of January 31, 2002, loans had been made in the amount of $4,239 to purchase 739,900 shares of our common stock at an average purchase price of $5.73 per share, which included 189,900 shares of our stock from SBRG prior to the acquisition of SBRG (see Note 1). There were no amounts outstanding under these loans as of January 31, 2006 and 2005. Prior to collection, these loans were classified as a reduction of stockholders’ equity.
      The following restaurant sales transactions with affiliates were consummated during fiscal 2004:

	2004

	Proceeds	Gain

Affiliate
Relatives of member of our Board of Directors	$4,535	$645
      There were no restaurant sales transactions with affiliates during fiscal 2006 or 2005.
Note 19 — Franchise and License Operations
      Franchise arrangements generally provide for initial fees and continuing royalty payments to us based upon a percentage of gross sales. We generally charge an initial franchise fee for each new franchised restaurant that is added to our system, and in some cases, an area development fee, which grants exclusive rights to develop a specified number of restaurants in a designated geographic area within a specified time period. Similar fees are charged in connection with our international licensing operations. These fees are recognized ratably when substantially all the services required of us are complete and the restaurants covered by these agreements commence operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Certain franchisees also purchase food, paper, supplies and equipment from us. Additionally, franchisees may be obligated to remit lease payments for the use of restaurant facilities owned or leased by us, generally for periods up to 20 years. Under the terms of these leases, franchisees are generally required to pay related occupancy costs, which include maintenance, insurance and property taxes.
      Revenue from franchised and licensed restaurants for the fiscal years ended January 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004

Foodservice	$179,222	$176,304	$155,945
Royalties	70,375	70,857	62,067
Equipment sales	24,319	18,181	20,693
Rental income	28,089	32,157	30,047
Initial fees and other	6,886	5,109	1,739

	$308,891	$302,608	$270,491

      Operating costs and expenses for franchised and licensed restaurants for the fiscal years ended January 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004

Foodservice costs of sales	$174,149	$171,363	$152,285
Occupancy and other operating expenses	39,382	37,846	37,616
Equipment division cost of sales and operating expenses	24,930	18,379	20,336

	$238,461	$227,588	$210,237

Note 20 — Interest Expense
      Interest expense for the fiscal years ended January 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004

Facility	$7,522	$6,310	$1,146
Senior subordinated notes due 2009	—	7,855	18,250
Capital lease obligations	6,257	6,950	8,503
2004 convertible subordinated notes	—	73	4,206
2023 convertible subordinated notes	4,200	4,258	1,385
Amortization of loan fees	3,312	3,637	4,451
Write-off of unamortized loan fees, term loan due July 2, 2008	500	1,452	—
Write-off of unamortized loan fees, term loan repaid June 2, 2004	—	664	—
Write-off of unamortized loan fees, senior subordinated notes due 2009	—	3,068	—
Letter of credit fees and other	1,225	2,481	2,021

Total interest expense	$23,016	$36,748	$39,962

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 21 — Other Income (Expense), Net
      Other income (expense), net, for the fiscal years ended January 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004

Premium incurred upon early redemption of debt	$—	$(9,126)	$—
Interest income on notes receivable from franchisees, disposition properties and capital leases	1,116	1,784	1,147
Rental income from properties leased to third parties, net	1,352	2,060	655
Gains (losses) on the repurchase of convertible subordinated notes	—	—	(708)
Other, net	(81)	2,320	(877)

Total other income (expense), net	$2,387	$(2,962)	$217

      During fiscal 2005, we recorded $431 of other income related to an insurance recovery, which is recorded as a component of “other, net” above. During fiscal 2004, we recorded $1,315 of other income related to the sale of point-of-sale equipment, which is recorded as a component of “other, net” above.
Note 22 — Income Taxes
      Income tax expense (benefit) for the fiscal years ended January 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004

Current:
Federal	$502	$(2,493)	$1,144
State	183	(214)	(119)
Foreign	905	820	818

	1,590	(1,887)	1,843

Deferred:
Federal	(121,558)	214	464
State	(17,363)	81	110

	(138,921)	295	574

Total	$(137,331)	$(1,592)	$2,417

      Our income tax benefit for fiscal 2006 is comprised of current provisions for foreign income taxes of $905 and federal and state income taxes of $685, and a benefit from deferred taxes of $138,921. Our federal income tax benefit in fiscal 2005 is comprised primarily of refundable income taxes recorded for the expected benefit from the carryback of certain deductible expenses incurred in fiscal 2001 and fiscal 2003 through 2005.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of income tax expense (benefit) attributable to continuing operations at the federal statutory rate of 35% to our income tax expense (benefit) is as follows:

	2006	2005	2004

Income tax expense (benefit) at statutory rate	$20,038	$5,975	$(16,805)
State income taxes, net of federal income tax benefit	(11,167)	(86)	(1,687)
Tax credits	(442)	(677)	(971)
Impairment of goodwill	—	—	11,921
(Decrease) increase in valuation allowance, federal	(148,566)	(7,146)	8,776
Tax adjustments due to income tax audit	—	—	1,144
Nondeductible compensation	1,793	20	—
Other, net	1,013	322	39

	$(137,331)	$(1,592)	$2,417

      Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

	2006	2005

Impairment and estimated liability for closing restaurants	$21,854	$25,581
Net operating loss carryforwards	35,832	57,472
Basis difference in fixed assets	20,547	(13,076)
Goodwill and other intangibles	39,064	48,227
Reserves and allowances	32,701	37,887
Alternative minimum tax credits	12,160	11,465
General business tax credits	12,142	11,181
Foreign and state tax credits	5,868	4,839
Other	(765)	4,895

	179,403	188,471
Valuation allowance	(30,220)	(190,179)

Net deferred tax asset (liability)	$149,183	$(1,708)

      As of January 31, 2005, we maintained a valuation allowance of $190,179 against our net deferred tax assets, since we had determined, based primarily on a history of cumulative losses in recent years and uncertainty regarding the timing and amounts of future taxable income, that realization of our deferred tax assets was not more likely than not. During the fourth quarter of fiscal 2006, after considering a number of factors, including a three-year history of cumulative earnings, utilization of net operating loss carryforwards in fiscal 2006, and estimated taxable income in future years, we determined we would more likely than not realize substantial future tax benefits from our deferred tax assets. As a result of this analysis, we reduced our valuation allowance by $159,959 at January 31, 2006, resulting in a net deferred tax asset of $149,183. Of the total tax benefit from the reversal of the valuation allowance, $11,971 was recorded to additional paid-in capital for the tax benefit from the exercise of stock options during both the current and prior years. As of January 31, 2006, our remaining valuation allowance of $30,220 relates to federal and state capital loss carryforwards, foreign tax credits, and certain state net operating loss and income tax credit carryforwards. Realization of the tax benefit of such deferred tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At January 31, 2006, we have federal NOL carryforwards of approximately $34,869, expiring in varying amounts in the years 2009 through 2025, which we expect to utilize to reduce future taxable income for federal purposes. As of January 31, 2006, we have recognized $12,204 of deferred tax asset related to our federal NOL carryforwards, which represents our expected future tax savings from such NOL carryforwards. We also have state NOL carryforwards in the amount of approximately $333,273, which expire in varying amounts in the years 2007 through 2025. As of January 31, 2006, we have recognized $4,362 of net deferred tax asset related to our state NOL carryforwards, which represents our expected future tax savings from such NOL carryforwards. We have federal alternative minimum tax (“AMT”) NOL and AMT tax credit carryforwards of approximately $47,552 and $12,019, respectively. We have also generated general business tax credit carryforwards in the amount of $12,142, which expire in varying amounts in the years 2013 through 2026, and foreign tax credits in the amount of $4,527, which expire in varying amounts in the years 2007 through 2016.
Note 23 — Segment Information
      We are engaged principally in developing, operating and franchising our Carl’s Jr. and Hardee’s quick-service restaurants and our La Salsa fast-casual restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of the segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Depreciation expense is allocated to each segment based on management’s analysis of the benefits derived by that segment, which may differ from the amount of assets associated with each segment. Interest expense related to the Facility, Senior Notes, 2004 Convertible Notes and 2023 Convertible Notes has been allocated to Hardee’s based on the use of funds. Certain amounts that we do not believe would be proper to allocate to the operating segments are included in

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Other” (i.e., gains or losses on sales of long-term investments). The accounting policies of the segments are the same as those described in the Significant Accounting Policies (Note 1).

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total

2006
Revenue	$802,761	$661,509	$49,156	$4,921	$1,518,347
Segment operating income (loss)	82,773	13,393	(7,007)	(11,279)	77,880
Interest expense	4,255	18,641	28	92	23,016
Total assets	195,729	359,342	24,966	224,743	804,780
Capital expenditures	28,754	38,601	910	211	68,476
Goodwill	22,649	—	—	—	22,649
Depreciation and amortization	24,958	35,473	3,558	166	64,155
Income tax benefit (expense)	(1,955)	—	138	139,148	137,331
2005
Revenue	$792,829	$673,172	$48,794	$5,086	$1,519,881
Segment operating income (loss)	61,656	5,293	(10,270)	101	56,780
Interest expense	5,071	31,510	(27)	194	36,748
Total assets	219,974	362,004	29,682	57,223	668,883
Capital expenditures	24,773	30,056	3,705	87	58,621
Goodwill	22,649	—	—	—	22,649
Depreciation and amortization	23,875	38,782	3,965	171	66,793
Income tax benefit (expense)	(498)	(73)	(2)	2,165	1,592
2004
Revenue	$725,055	$642,694	$43,933	$1,738	$1,413,420
Segment operating income (loss)	55,109	(26,336)	(37,304)	263	(8,268)
Interest expense	6,263	33,787	(81)	(7)	39,962
Total assets	257,304	389,498	33,682	49,920	730,404
Capital expenditures	13,807	21,219	6,742	5,845	47,613
Goodwill	22,649	—	—	—	22,649
Depreciation and amortization	26,777	41,156	3,734	407	72,074
Income tax benefit (expense)	(721)	19	—	(1,715)	(2,417)
Note 24 — Employee Benefit and Retirement Plans

Savings and Profit Sharing Plan
      We sponsor a contributory plan (“401(k) Plan”) to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (“IRC”) for eligible employees other than operations hourly employees and highly compensated employees. Participants may elect to contribute up to 25% of their annual salaries on a pre-tax basis to the 401(k) Plan, subject to the maximum contribution allowed by the IRC. Our matching contributions are determined at the discretion of our Board of Directors. For fiscal 2006, 2005 and 2004, we did not make matching contributions to the 401(k) Plan.

Employee Stock Purchase Plan
      In fiscal 1995, our Board of Directors adopted, and stockholders subsequently approved in fiscal 1996, an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
eligible employees may voluntarily purchase, at current market prices, up to 3,907,500 shares of our common stock through payroll deductions.
      Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salaries. We contribute varying amounts as specified in the ESPP. During fiscal 2006, 2005 and 2004, 138,281, 132,502 and 332,688 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $14.10, $11.46 and $4.04 per share, respectively. We contributed $535 or an equivalent of 37,977 shares for the year ended January 31, 2006, $482 or an equivalent of 42,536 shares for the year ended January 31, 2005 and $470 or an equivalent of 88,647 shares for the year ended January 31, 2004. As of January 31, 2006, 928,317 shares are available for purchase under the ESPP.

Deferred Compensation Plan
      On June 28, 2005, our Board of Directors approved the CKE Restaurants, Inc. Deferred Compensation Plan (“Plan”). Under the Plan, participants may elect to defer, on a pre-tax basis, a portion of their base salary (in an amount not to exceed 80%), quarterly or annual bonus (in an amount not to exceed 100%), or, in the case of non-employee directors, annual stipend and meeting fees (in an amount not to exceed 100%). Any amounts deferred by a participant will be credited to such participant’s deferred compensation account, a bookkeeping device utilized solely for the purpose of determining the benefits payable to a participant under the Plan. The Plan further states that we may make discretionary contributions to a plan participant’s deferred compensation account. Each Plan participant will be vested in the amounts held in such plan participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) vested as determined by the Board of Directors and the compensation committee of the Board of Directors with respect to all discretionary contributions that we make. We made no discretionary contributions to Plan participant’s accounts in fiscal 2006.
      The Plan provides that any amounts deferred under the Plan may not be distributed to a plan participant earlier than: (i) the Plan participant’s separation from service with CKE; (ii) the Plan participant’s retirement from CKE; (iii) the Plan participant’s disability; (iv) the Plan participant’s death; (v) the occurrence of a change in control; (vi) the occurrence of an unforeseeable emergency; or (vii) such other date as set forth in the plan participant’s deferral election, including a date that occurs prior to the Plan participant’s separation from service with CKE. Any amounts distributed to a Plan participant will be paid in a form specified by the Plan participant, or in the form of either a lump sum payment in an amount equal to the Plan participant’s deferred compensation account balance or equal annual installments of the Plan participant’s deferred compensation account balance over a period not to exceed (i) fifteen years in the case of a distribution on or after a Plan participant’s attainment of the normal retirement age set forth in the Plan or (ii) five years in all other cases.

Stock Incentive Plans
      The 2005 Plan was approved by stockholders in June 2005 and is an “omnibus” stock plan consisting of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock grants, stock appreciation rights and stock units. Participants in the 2005 Plan may be granted any one of the equity awards or any combination thereof, as determined by a committee of the Board of Directors. A total of 2,500,000 shares were initially available for grant under the 2005 Plan. Options generally have a term of 10 years from the date of grant and vest as prescribed by the committee that is authorized to administer the 2005 Plan. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. The terms of a restricted stock award may require the participant to pay a purchase price for the shares, or the committee may provide that no payment is required. The 2005 Plan will terminate on March 22, 2015, unless the Board of Directors, at its discretion, terminates the Plan at an earlier date. During

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fiscal 2006, 155,000 restricted stock awards were granted to certain executive officers and directors with an exercise price of $0 per share. The difference between the market price of the underlying common stock on the date of grant and the exercise price of restricted stock awards was initially recorded as unearned compensation on restricted stock within the stockholders’ equity section of our accompanying Consolidated Balance Sheet and subsequently amortized over the vesting period. During fiscal 2006, $188 of unearned compensation expense was amortized and is included in general and administrative expense in the accompanying Consolidated Statement of Operations. As of January 31, 2006, 1,750,000 shares are available for future grants of options or other awards under the 2005 Plan. As of January 31, 2006, 595,000 options were outstanding under this plan with exercise prices ranging from $12.71 per share to $16.50 per share.
      Our 2001 stock incentive plan (“2001 Plan”) was approved by our Board of Directors in September 2001. The 2001 Plan has been established as a “broad based plan” as defined by the New York Stock Exchange, whereby at least a majority of the options awarded under the 2001 plan must be awarded to employees of CKE who are not executive officers or directors within the first three years of the plan’s existence. Awards granted to eligible employees under the 2001 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of 10 years from the date of grant. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. As of January 31, 2006, 77,551 shares are available for future grants of options or other awards under the 2001 plan. As of January 31, 2006, 569,621 options were outstanding under this plan with exercise prices ranging from $5.75 per share to $15.66 per share.
      Our 1999 stock incentive plan (“1999 Plan”) was approved by stockholders in June 1999 and amended and again approved in June 2000. Awards granted to eligible employees under the 1999 plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of 10 years from the date of grant, except for five years from the date of grant in the case of incentive stock options granted to 10% or greater stockholders of CKE. Options are generally at a price equal to or greater than the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater stockholders of CKE may not be granted at less than 110% of the fair market value of the common stock on the date of grant. As of January 31, 2006, 240,344 shares are available for future grants of options or other awards under the amended 1999 plan, with such amount of available shares increased by 350,000 shares on the date of each annual meeting of stockholders. As of January 31, 2006, 3,149,602 options were outstanding under this plan with exercise prices ranging from $2.63 per share to $18.13 per share.
      Our 1994 stock incentive plan expired in April 1999. Options generally had a term of five years from the date of grant for the non-employee directors and 10 years from the date of grant for employees, became exercisable at a rate of 33 1/3 % per year following the grant date and were priced at the fair market value of the shares on the date of grant. As of January 31, 2006, there were no shares available for future grants of options or other awards under this plan. There were 1,315,695 stock options outstanding as of January 31, 2006, with exercise prices ranging from $11.71 per share to $36.65 per share.
      In conjunction with the acquisition of SBRG, we assumed the options outstanding under various SBRG stock plans. As of January 31, 2006, 532,164 of those options were outstanding, with an average exercise price of $5.18 per share. We also assumed warrants to purchase 981,998 shares of our common stock. During the sixteen weeks ended May 23, 2005, approximately 109,838 warrants were exercised. The remaining 872,160 warrants expired on May 1, 2005.
      In general, our stock incentive plans have a term of ten years and vest over a period of three years.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Transactions under all plans, including assumed warrants, are as follows:

		Weighted-Average
	Shares	Exercise Price	Exercisable

Balance, January 31, 2003	9,931,310	$10.60	8,318,801
Granted	857,000	5.74
Canceled	(558,775)	13.48
Exercised	(348,003)	3.50

Balance, January 31, 2004	9,881,532	10.26	8,442,512
Granted	882,500	11.19
Canceled	(126,865)	13.84
Exercised	(969,949)	4.15

Balance, January 31, 2005	9,667,218	10.92	8,117,498
Granted	1,079,500	13.88
Canceled	(2,716,959)	8.73
Exercised	(1,867,677)	4.13

Balance, January 31, 2006	6,162,082	$12.08	3,813,182

      The following table summarizes information related to stock options outstanding and exercisable at January 31, 2006:

			Options Outstanding			Options Exercisable

			(000’s)		Weighted-Average	(000’s)
Range of			Options	Weighted-Average	Remaining	Shares	Weighted-Average
Exercise Prices			Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$2.62	to	$2.92	472	$2.78	5.16	472	$2.78
3.25		4.40	445	3.39	4.58	437	3.37
5.18		5.75	1,156	5.49	6.25	928	5.49
6.44		8.73	137	7.98	6.31	112	6.52
11.10		11.71	1,139	11.23	7.48	639	11.20
12.52		12.88	82	12.73	8.03	20	12.88
13.09		18.13	2,024	15.20	5.90	1,030	16.39
19.28		36.65	707	27.58	1.78	707	27.58

$2.62		$36.65	6,162	$12.08	5.67	4,345	$12.08

Note 25 — Supplemental Cash Flow Information
      We have retrospectively modified our statements of cash flows for fiscal 2005 and 2004 in order to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents supplemental cash flow information for the fiscal years ended January 31, 2006, 2005 and 2004:

	2006	2005	2004

Cash paid for interest and income taxes are as follows:
Interest	$19,777	$32,099	$35,786
Income taxes	1,362	5,482	1,925
Non-cash investing and financing charges are as follows:
Gain recognized on sale and leaseback transactions	361	305	352
Dividends declared, not paid	2,394	—	—
Capital lease obligations incurred to acquire assets	344	—	—
Note 26 — Selected Quarterly Financial Data (Unaudited)
      The following table presents summarized quarterly results:

	Quarter

	1st	2nd	3rd	4th

Fiscal 2006
Total revenue	$465,909	$359,783	$344,113	$348,542
Operating income	23,148	13,209	20,984	20,539
Net income	15,999	8,448	15,823	154,312
Basic income per common share	0.27	0.14	0.27	2.59
Diluted income per common share	0.24	0.13	0.23	2.14
Fiscal 2005
Total revenue	$455,311	$353,734	$348,946	$361,890
Operating income	22,009	7,111	18,963	8,697
Income (loss) from continuing operations	10,667	(12,385)	13,311	7,069
Discontinued operations	(163)	(304)	(179)	—
Net income (loss)	10,504	(12,689)	13,132	7,069
Basic income (loss) per common share	0.18	(0.22)	0.23	0.12
Diluted income (loss) per common share(1)	0.17	(0.22)	0.20	0.12

(1)	In fiscal 2005, we retroactively applied EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which requires the dilutive effect of contingently convertible debt, such as our Convertible Subordinated Notes due 2023, which were issued September 29, 2003, be included in dilutive earnings per common share regardless of whether the contingency permitting holders to convert the debt into shares has been satisfied. This requirement has changed diluted income per common share for the first quarter of fiscal 2005 to $0.17 per share from the $0.18 per share that was reported in the quarterly report on Form 10-Q/A on December 20, 2004 for the quarter ended May 17, 2004.
      Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable adverse weather conditions, which may affect sales volume and food costs. In addition, all quarters have 12-week accounting periods, except the first quarters of fiscal 2006 and 2005, which have 16-week accounting periods, and the fourth quarter of fiscal 2005, which has 13 weeks.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fourth Quarter Adjustments
      During the fourth quarter of fiscal 2006, we recorded an income tax benefit of $138,996, related primarily to the reversal of a previously recorded valuation allowance against deferred income tax assets.
      During the fourth quarter of fiscal 2006, we recorded an adjustment of $6,991 to reduce our estimated liability for self-insurance losses, based on the results of our most recent quarterly actuarial analysis of estimated unpaid losses.
      During the fourth quarter of fiscal 2006, we recorded impairment charges of $3,631 related to assets to be held and used.
      During the fourth quarter of fiscal 2006, we incurred a charge of $1,541 to expense accumulated software development costs for a project that has been abandoned.
Note 27 — Commitments and Contingent Liabilities
      In prior years, as part of our refranchising program, we sold restaurants to franchisees. In some cases, these restaurants were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchising expense. As of January 31, 2006, the present value of the lease obligations under the remaining master leases’ primary terms is $127,069. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $21,495, net of $679 of accruals within our closed store reserves included in other current liabilities and other long-term liabilities within the accompanying Consolidated Balance Sheet as of January 31, 2006.
      Pursuant to the Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 12). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation obligations and general, auto and health liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of January 31, 2006, we had outstanding letters of credit of $61,607 under the revolving portion of the Facility.
      As of January 31, 2006, our standby letter of credit agreements with various banks expire as follows:

February 2006	$13,816
March 2006	13,534
April 2006	1,003
July 2006	8,580
November 2006	10,898
December 2006	553
March 2007	13,223

$61,607

      As of January 31, 2006, we had unconditional purchase obligations in the amount of $54,376, which include contracts for goods and services primarily related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.
      We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employment under certain conditions, as defined in each Agreement. The agreements were amended during fiscal 2006 to automatically renew daily so that the outstanding term is always three years. If the Agreements were triggered, each affected executive would receive an amount equal to three times his base salary plus, in some instances, an amount ranging from a pro-rata portion to two times the bonus in effect for the year in which the termination occurs. Additionally, all options and restricted stock granted to the affected executives which have not vested as of the date of termination would vest immediately. If all of these Agreements had been triggered as of January 31, 2006, we would have made payments of approximately $11,775.
      We are, from time to time, the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us and our restaurants, regardless of whether such allegations are valid or whether we are liable. We are also, at times, the subject of complaints or allegations from employees, former employees, franchisees, vendors, landlords, governmental agencies and others. A class action lawsuit was filed, alleging that salaried restaurant management personnel at our La Salsa restaurants in California were improperly classified as exempt from California overtime laws, thereby depriving them of overtime pay. We are currently in arbitration before the Judicial Arbitration and Mediation Services to determine if the lawsuit should be certified as a class action. If and until a class is certified, a predicted range of loss is difficult to determine with certainty; however, it is estimated that it would be between $1,500 and $4,000. We have settled with a number of potential class members and have paid to date approximately $660 in settlement payments, thus reducing the predicted range of future loss by that amount.
      As of January 31, 2006, we had recorded an accrued liability for contingencies related to litigation in the amount of $1,412, which relates to certain employment, real estate and other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of January 31, 2006, we estimated the contingent liability for those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $75 to $140.
      For several years, we offered a program whereby we guaranteed the loan obligations of certain franchisees to independent lending institutions. Franchisees have used the proceeds from such loans to acquire certain equipment and pay the costs of remodeling Carl’s Jr. restaurants. In the event a franchisee defaults under the terms of a program loan, we are obligated, within 15 days following written demand by the lending institution, to purchase such loan or assume the franchisee’s obligation thereunder by executing an assumption agreement and seeking a replacement franchisee for the franchisee in default. By purchasing such loan, we may seek recovery against the defaulting franchisee. As of January 31, 2006, the principal outstanding under program loans guaranteed by us totaled approximately $785, with maturity dates ranging from 2006 through 2009. As of January 31, 2006, we had no accrued liability for expected losses under this program and were not aware of any outstanding loans being in default.
Note 28 — Subsequent Events

Termination of Franchise Agreement
      During February 2006, we terminated our franchise agreement with a financially troubled Hardee’s franchisee that operates approximately 90 franchised restaurants as a result of its inability to remedy, on a timely basis, certain defaults under the terms of the agreement. The franchisee is continuing to operate the affected restaurants pursuant to a temporary license agreement, which we can terminate without cause or notice.
      Ten of the affected restaurants are located on property that we own and lease to the franchisee. As of January 31, 2006, the aggregate net book value of land and building at these locations is $5,111. In addition,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
52 units are located on leased premises that we sublease to the franchisee. As of January 31, 2006, the present value of our obligation to the lessors under the master leases for these locations is $8,388. We have no investments in land or buildings at these locations. During March 2006, we terminated the leases and subleases pertaining to the aforementioned 62 restaurants. We intend to operate most of these locations as company-operated restaurants or refranchise the restaurants. However, we may close a number of these restaurants, in which case, we would record a charge for future lease obligations at the affected locations. The franchisee and its lenders are considering alternatives for the remaining 28 restaurants, including the possibility that we may operate some or all of these restaurants.
      As of January 31, 2006, our accounts and notes receivable from this franchisee were fully reserved. In addition, we have not recognized, on a cumulative basis, $4,039 in accounts receivable and $2,068 in notes receivable, nor the royalty and rent revenue associated with these accounts and notes receivable. During fiscal 2006, we recognized royalty and rent revenue related to this franchisee of $1,071 and $1,581, respectively.
      Purchase of Restaurant Assets
      During March 2006, we purchased, for aggregate consideration of approximately $15,762, a total of 36 restaurant locations that we had previously leased from a commercial lessor. As of January 31, 2006, company-operated restaurants were located in 29 of these locations. In addition, five locations had been subleased to a Hardee’s franchisee that is operating under a temporary license agreement prior to the termination of these subleases in March 2006. The remaining two locations are not currently leased.

EXHIBIT INDEX

Exhibits	Description

3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement Number 33-52523.

3.2	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on December 9, 1997, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998, and is hereby incorporated by reference.

3.3	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement Number 33-52523.

3.4	Certificate of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.

4.1	Rights Agreement, dated as of October 10, 2005, by and between the Company and Mellon Investor Services, LLC, filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A Number 1-11313, and is hereby incorporated by reference.

4.6	Indenture, dated as of September 29, 2003, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.

4.7	Form of Notes (included in Exhibit 4.6).

4.8	Registration Rights Agreement, dated as of September 29, 2003, by and among the Company and Citigroup Global Markets, Inc., for itself and the other initial purchasers, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.

10.1	Carl Karcher Enterprises, Inc. Profit Sharing Plan, as amended, filed as Exhibit 10.21 to the Company’s Form S-1 Registration Statement Number 2-73695, and is hereby incorporated by reference.(1)

10.4	CKE Restaurants, Inc. 1994 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement Number 333-12399.(1)

10.5	CKE Restaurants, Inc. 1999 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement Number 333-83601.(1)

10.7	Employment Agreement dated January 1, 1994, by and between Carl Karcher Enterprises, Inc. and Carl N. Karcher, filed as Exhibit 10.89 to the Company’s Annual Report on Form 10-K for fiscal year ended January 31, 1994, and is hereby incorporated by reference.(1)

10.8	First Amendment to Employment Agreement dated November 1, 1997, by and between Carl N. Karcher and Carl Karcher Enterprises, Inc., filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended January 26, 1998, and is hereby incorporated by reference.(1)

10.15	Employment Agreement dated as of April 9, 1999, by and between the Company and John J. Dunion, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 17, 1999, and is hereby incorporated by reference.(1)

10.19	First Amendment to Settlement and Development Agreement by and between Carl Karcher Enterprises, Inc., CKE Restaurants, Inc. and GB Foods Corporation dated as of February 20, 1997, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 1997, and is hereby incorporated by reference.

10.48	CKE Restaurants, Inc. 2001 Stock Incentive Plan, Incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement Number 333-76884.(1)

10.51	Distribution Service Agreement, dated as of November 7, 2003, by and between La Salsa, Inc. and McCabe’s Quality Foods, filed as Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.

10.53	Employment Agreement, effective as of January 27, 2004, by and between the Company and Theodore Abajian, incorporated herein by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.(1)

Exhibits	Description

10.54	Second Amendment to Employment Agreement, effective as of January 1, 2004, by and between the Company and Carl N. Karcher, incorporated herein by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.(1)

10.55	Employment Agreement, effective as of April 4, 2004, by and between the Company and Andrew F. Puzder, incorporated herein by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.(1)

10.56	Employment Agreement, effective as of January 27, 2004, by and between the Company and E. Michael Murphy, incorporated herein by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.(1)

10.57	Employment Agreement, effective as of January 27, 2004, by and between the Company and Brad R. Haley, incorporated herein by reference to the like-numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 17, 2004.(1)

10.58	Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago Branch (as successor in interest to Paribas), as Agent, incorporated herein by reference to the like-numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 17, 2004.

10.59	Amendment No. 1 to Sixth Amended and Restated Credit Agreement, dated as of November 4, 2004, by and among the Company, BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as agent, and the lenders party to the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, by and among those parties, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2004.

10.60	Amendment to Employment Agreement between the Company and Andrew F. Puzder, effective as of February 1, 2005, incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.(1)

10.61	Amendment No. 2 to Sixth Amended and Restated Credit Agreement, dated as of April 21, 2005, by and among the Company, BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as agent, and the lenders party to the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, by and among those parties, incorporated herein by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

10.62	CKE Restaurants, Inc. 2005 Omnibus Incentive Compensation Plan, incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed May 20, 2005.(1)
10.63	CKE Restaurants, Inc. 1994 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed May 20, 2005.(1)

10.64	Form of Stock Option Agreement under the 2005 Omnibus Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2005.(1)

10.65	Form of Restricted Stock Award Agreement under the 2005 Omnibus Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 30, 2005.(1)

10.66	Form of Stock Appreciation Rights Award Agreement under the 2005 Omnibus Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 30, 2005.(1)

10.67	Form of Restricted Stock Unit Award Agreement under the 2005 Omnibus Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 30, 2005.(1)

10.68	Form of Stock Award Agreement under the 2005 Omnibus Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 30, 2005.(1)

Exhibits	Description

10.69	CKE Restaurants, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 30, 2005.(1)

10.70	Stock Option Purchase Agreement, dated as of July 19, 2005, by and between the Company and William P. Foley, II, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2005.

10.71	Amendment No. 2 to Employment Agreement between the Company and Andrew F. Puzder, effective as of December 6, 2005.(1)

10.72	Amendment No. 1 to Employment Agreement between the Company and E. Michael Murphy, effective as of December 6, 2005.(1)

10.73	Amendment No. 1 to Employment Agreement between the Company and Theodore Abajian, effective as of December 6, 2005.(1)

10.74	Amendment No. 1 to Employment Agreement between the Company and Brad R. Haley, effective as of December 6, 2005.(1)
11.1	Computation of Per Share Earnings, included in Note 1 of Notes to Consolidated Financial Statements.

12.1	Computation of Ratios.

14.1	CKE Restaurants, Inc. Code of Ethics for CEO and Senior Financial Officers, as approved by the Company’s Board of Directors on March 3, 2004, incorporated herein by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.

21.1	Subsidiaries of Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules or exhibits omitted. The Company shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(1)	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.