Form 10-Q
period 2006-05-22
CKE RESTAURANTS INC
filed 2006-06-26
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 22, 2006
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
     (Check one):      Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 14, 2006, 59,895,654 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	May 22, 2006	January 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$22,864	$21,343
Accounts receivable, net of allowance for doubtful accounts of $2,534 as of May 22, 2006 and $2,833 as of January 31, 2006	31,844	36,153
Related party trade receivables	6,184	4,987
Inventories, net	22,605	20,953
Prepaid expenses	18,147	13,101
Assets held for sale	12,264	—
Advertising fund assets, restricted	16,057	17,226
Deferred income tax assets, net	29,860	31,413
Other current assets	2,143	2,251

Total current assets	161,968	147,427
Notes receivable, net of allowance for doubtful accounts of $7,679 as of May 22, 2006 and $6,257 as of January 31, 2006	2,459	1,968
Property and equipment, net of accumulated depreciation and amortization of $442,380 as of May 22, 2006 and $431,002 as of January 31, 2006	464,620	460,083
Property under capital leases, net of accumulated amortization of $44,132 as of May 22, 2006 and $43,183 as of January 31, 2006	28,147	29,364
Deferred income tax assets, net	109,302	117,770
Goodwill	22,649	22,649
Other assets, net	23,870	25,519

Total assets	$813,015	$804,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$2,756	$9,247
Current portion of capital lease obligations	5,083	4,960
Accounts payable	62,134	53,883
Advertising fund liabilities	16,057	17,226
Other current liabilities	85,835	89,556

Total current liabilities	171,865	174,872
Bank indebtedness and other long-term debt, less current portion	95,458	98,731
Convertible subordinated notes due 2023	105,000	105,000
Capital lease obligations, less current portion	45,180	46,724
Other long-term liabilities	57,909	57,072

Total liabilities	475,412	482,399

Commitments and contingencies (Notes 6 and 14)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 59,813 shares issued and outstanding as of May 22, 2006; 59,803 shares issued and outstanding as of January 31, 2006	598	598
Additional paid-in capital	472,466	472,834
Unearned compensation on restricted stock	—	(1,816)
Accumulated deficit	(135,461)	(149,235)

Total stockholders’ equity	337,603	322,381

Total liabilities and stockholders’ equity	$813,015	$804,780

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	May 22, 2006	May 23, 2005
Revenue:
Company-operated restaurants	$391,044	$371,488
Franchised and licensed restaurants and other	97,513	94,421

Total revenue	488,557	465,909

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	111,869	108,015
Payroll and employee benefits	114,144	113,210
Occupancy and other	83,163	85,181

Total restaurant operating costs	309,176	306,406
Franchised and licensed restaurants and other	74,776	72,833
Advertising	22,821	22,991
General and administrative	45,588	39,971
Facility action charges, net	2,562	560

Total operating costs and expenses	454,923	442,761

Operating income	33,634	23,148
Interest expense	(7,049)	(7,373)
Other income, net	371	863

Income before income taxes	26,956	16,638
Income tax expense	10,788	639

Net income	$16,168	$15,999

Basic income per common share	$0.27	$0.27

Diluted income per common share	$0.23	$0.24

Dividends per common share	$0.04	$0.04

Weighted-average common shares outstanding:
Basic	59,664	58,696
Dilutive effect of stock options, warrants, convertible notes and restricted stock	13,494	14,997

Diluted	73,158	73,693

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended May 22, 2006
	Common Stock					Treasury Stock
				Unearned
			Additional	Compensation				Total
			Paid-In	On Restricted	Accumulated			Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Shares	Amount	Equity
Balance at January 31, 2006	59,803	$598	$472,834	$(1,816)	$(149,235)	—	$—	$322,381
Cash dividends declared ($0.04 per share)	—	—	—	—	(2,394)	—	—	(2,394)
Reclassification of unearned compensation pursuant to SFAS 123R adoption	—	—	(1,816)	1,816	—	—	—	—
Exercise of stock options	130	1	1,152	—	—	—	—	1,153
Tax benefit from exercise of stock options	—	—	524	—	—	—	—	524
Share-based compensation	—	—	1,770	—	—	—	—	1,770
Repurchase of common stock	—	—	—	—	—	(120)	(1,999)	(1,999)
Retirement of treasury stock	(120)	(1)	(1,998)	—	—	120	1,999	—
Net income	—	—	—	—	16,168	—	—	16,168

Balance at May 22, 2006	59,813	$598	$472,466	$—	$(135,461)	—	$—	$337,603

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	May 22, 2006	May 23, 2005
Cash flows from operating activities:
Net income	$16,168	$15,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,653	20,605
Amortization of loan fees	1,016	1,090
Share-based compensation expense	1,770	—
Provision for (recovery of) losses on accounts and notes receivable	574	(386)
Loss on sales of property and equipment, capital leases and extinguishment of debt	569	1,057
Facility action charges, net	2,562	560
Deferred income taxes	10,020	50
Other non-cash (credits) charges	(79)	56
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(1,797)	308
Net change in refundable income taxes	22	261
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	(4,336)	(5,172)
Net change in accounts payable and other current and long-term liabilities	1,810	5,474

Net cash provided by operating activities	46,952	39,902

Cash flows from investing activities:
Purchases of property and equipment	(34,635)	(25,221)
Proceeds from sales of property and equipment	181	3,961
Collections on notes receivable	415	267
Other investing activities	20	111

Net cash used in investing activities	(34,019)	(20,882)

Cash flows from financing activities:
Net change in bank overdraft	2,768	1,146
Borrowings under revolving credit facility	18,000	49,500
Repayments of borrowings under revolving credit facility	(24,500)	(56,500)
Repayment of credit facility term loan	(3,251)	(15,829)
Repayment of other long-term debt	(46)	(69)
Borrowing by consolidated variable interest entity	33	54
Repayments of capital lease obligations	(1,420)	(1,576)
Payment of deferred loan fees	—	(100)
Repurchase of common stock	(1,999)	—
Exercise of stock options and warrants	1,153	5,945
Tax benefit from exercise of stock options	244	—
Dividends paid on common stock	(2,394)	—

Net cash used in financing activities	(11,412)	(17,429)

Net increase in cash and cash equivalents	1,521	1,591
Cash and cash equivalents at beginning of period	21,343	18,432

Cash and cash equivalents at end of period	$22,864	$20,023

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,613	$7,061

Income taxes, net of refunds received	$558	$561

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$107	$119

Dividends declared, not paid	$2,394	$2,361

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Note 1 — Basis of Presentation and Description Of Business
     CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, Green Burrito® and La Salsa Fresh Mexican Grill® (“La Salsa”) concepts. References to CKE Restaurants, Inc. throughout these Notes to Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”
     Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-branded Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California. As of May 22, 2006, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Company-operated	430	705	56	1	1,192
Franchised and licensed	632	1,258	44	15	1,949

Total	1,062	1,963	100	16	3,141

     Our accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE and our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q, and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006. In our opinion, all adjustments considered necessary for a fair presentation of financial position and results of operations for this interim period have been included. The results of operations for such interim periods are not necessarily indicative of results for the full year or for any future period.
     We operate on a retail accounting calendar. Our fiscal year has 13 four-week accounting periods and ends the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. For clarity of presentation, we generally label all fiscal year ends as if the fiscal year ended January 31.
     Prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current year presentation.
Variable Interest Entities
     As required by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, we consolidate one franchise entity that operates five Hardee’s restaurants since we have concluded that we are the primary beneficiary of this variable interest entity (“VIE”). The assets and liabilities of this VIE have been included in our accompanying Condensed Consolidated Balance Sheets and are not significant to our consolidated financial position. The operating results of this VIE have been included in our accompanying Condensed Consolidated Statements of Income for the sixteen weeks ended May 22, 2006 and May 23, 2005, and are not significant to our consolidated results of operations.
     We also consolidate a national and several local co-operative advertising funds (“Hardee’s Funds”). We have included $16,057 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheet as of May 22, 2006, and $17,226 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheet as of January 31, 2006. Advertising fund assets, restricted, are comprised primarily of cash and receivables. Advertising fund liabilities are comprised primarily of accounts payable and deferred obligations. The Hardee’s Funds have been included in our accompanying Condensed Consolidated Statements of Income for the sixteen weeks ended May 22, 2006 and May 23, 2005, on a net basis, whereby, in accordance with Statement of Financial Accounting Standards (“SFAS”) 45, Accounting for Franchise Fee Revenue, we do not reflect franchisee contributions as revenue, but rather as an offset to reported advertising expenses.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     Although the VIEs referred to above have been included in our accompanying Condensed Consolidated Financial Statements, we have no rights to the assets, nor do we have any obligation with respect to the liabilities, of these VIEs. None of our assets serve as collateral for the creditors of these VIEs.
Note 2 — Accounting Pronouncements Not Yet Adopted
     In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, which for us is the beginning of fiscal 2008. We are currently evaluating the impact of SFAS 155 on our consolidated financial position and results of operations.
     In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006, which for us is the beginning of fiscal 2008. We are currently evaluating the impact of SFAS 156 on our consolidated financial position and results of operations.
Note 3 — Adoption Of New Accounting Pronouncements
     In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Our adoption of SFAS 151 at the beginning of fiscal 2007 did not have a significant impact on our consolidated financial position or results of operations.
     In December 2004, the FASB issued SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. We adopted SFAS 123R at the beginning of fiscal 2007 using the modified prospective method. See Note 4 for a description of the impact of this adoption on our consolidated financial position and results of operations.
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. Previously, GAAP required that the cumulative effect of most changes in accounting principles be recognized in the period of the change. SFAS 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. Our adoption of SFAS 154 at the beginning of fiscal 2007 did not have a material impact on our consolidated financial position or results of operations. We will apply the provisions of SFAS 154 in future periods, when applicable.
     On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which requires that rental costs associated with ground or building operating leases that are incurred during a construction period must be recognized as rental expense and allocated over the lease term beginning on the date that the lessee is given control of the property. Our adoption of this FSP at the beginning of fiscal 2007 did not have a material impact on our consolidated financial position or results of operations.
Note 4 — Share-Based Compensation
     As of the beginning of fiscal 2007, we adopted SFAS 123R using the modified prospective approach. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. In addition, under the modified prospective approach, SFAS 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to awards vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Therefore, the amount of compensation costs to be recognized over the requisite service period on a prospective basis after January 31, 2006 will include: (i) previously unrecognized compensation cost for all share-based payments granted prior to, but not yet vested as of, January 31, 2006 based on their fair values measured at the grant date, (ii) compensation cost of all share-based payments granted subsequent to January 31, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to January 31, 2006 measured as of the date of such modification.
     When recording compensation cost for equity awards, SFAS 123R requires companies to estimate at the date of grant the number of equity awards granted that are expected to be forfeited and to subsequently adjust the estimated forfeitures to reflect actual forfeitures.
     For tax purposes, we expect to be entitled to a tax deduction, subject to certain limitations, based on the fair value of the underlying equity award when the restrictions lapse or stock options are exercised. SFAS 123R requires that compensation cost be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. The cumulative compensation cost recognized for equity awards pursuant to SFAS 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS 109, Accounting for Income Taxes. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase to additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless we have an available additional paid-in capital pool, as defined pursuant to SFAS 123R (“APIC Pool”). We are required to assess whether there is an available APIC Pool when the restrictions lapse or stock options are exercised or expire.
     SFAS 123R also amends SFAS 95, Statement of Cash Flows, to require companies to change the classification in the statement of cash flows of any tax benefits realized upon the exercise of stock options or issuance of nonvested share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are required to be reported as a financing cash inflow rather than as a reduction of income taxes paid in operating cash flows.
     The incremental pre-tax share-based compensation expense recognized pursuant to the adoption of SFAS 123R for the sixteen weeks ended May 22, 2006 was $1,566. The incremental share-based compensation expense caused income before income taxes to decrease by $1,566, net income to decrease by $940 and basic and diluted earnings per share to decrease by $0.02. Total share-based compensation expense recognized under SFAS 123R, including the incremental pre-tax share-based compensation expense above, was $1,770, with an associated tax benefit of $710, and was included in general and administrative expense in our accompanying Condensed Consolidated Statement of Income for the sixteen weeks ended May 22, 2006.
     Prior to January 31, 2006, we accounted for share-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS 123, and accordingly, did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     Had the fair value-based method prescribed by SFAS 123 been applied, additional compensation expense would have been recognized for the sixteen weeks ended May 23, 2005, and the effect on net income and net income per share would have been as follows:

Net income, as reported	$15,999
Add: Share-based employee compensation expense included in reported net income	—
Deduct: Total share-based employee compensation expense determined under fair value based method, net of related tax effects	(1,508)

Net income — pro forma	$14,491

Net income per common share:
Basic — as reported	$0.27
Basic — pro forma	0.25
Diluted — as reported	0.24
Diluted — pro forma	0.22
   Employee Stock Purchase Plan
     In fiscal 1995, our Board of Directors adopted, and stockholders subsequently approved in fiscal 1996, an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, up to 3,907,500 shares of our common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salaries. The ESPP is considered to be a noncompensatory plan under SFAS 123R.
   Stock Incentive Plans
     The 2005 Omnibus Incentive Compensation Plan (“2005 Plan”) was approved by stockholders in June 2005 and is an “omnibus” stock plan consisting of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock grants, stock appreciation rights and stock units. Participants in the 2005 Plan may be granted any one of the equity awards or any combination thereof, as determined by a committee of the Board of Directors. A total of 2,500,000 shares were initially available for grant under the 2005 Plan. Options generally have a term of ten years from the date of grant and vest as prescribed by the committee that is authorized to administer the 2005 Plan. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. The terms of a restricted stock award may require the participant to pay a purchase price for the shares, or the committee may provide that no payment is required. The 2005 Plan will terminate on March 22, 2015, unless the Board of Directors, at its discretion, terminates the Plan at an earlier date. During fiscal 2006, 155,000 restricted stock awards were granted to certain executive officers and directors with an exercise price of $0 per share. The difference between the market price of the underlying common stock on the date of grant and the exercise price of restricted stock awards was initially recorded as unearned compensation on restricted stock within the stockholders’ equity section of our accompanying Condensed Consolidated Balance Sheet and was being subsequently amortized over the vesting period. The balance of unearned compensation related to the unearned portion of these awards was eliminated against additional paid-in capital upon our adoption of SFAS 123R as of the beginning of fiscal 2007.
     Our 2001 Stock Incentive Plan (“2001 Plan”) was approved by our Board of Directors in September 2001. The 2001 Plan has been established as a “broad based plan” as defined by the New York Stock Exchange, whereby at least a majority of the options awarded under the 2001 Plan must be awarded to employees of CKE who are not executive officers or directors within the first three years of the 2001 Plan’s existence. Awards granted to eligible employees under the 2001 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of ten years from the date of grant. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. As of May 22, 2006, 82,546 shares are available for future grants of options or other awards under the 2001 Plan.
     Our 1999 Stock Incentive Plan (“1999 Plan”) was approved by stockholders in June 1999 and amended and again approved in June 2000. Awards granted to eligible employees under the 1999 Plan are not restricted as to any

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of ten years from the date of grant, except for five years from the date of grant in the case of incentive stock options granted to 10% or greater stockholders of CKE. Options are generally at a price equal to or greater than the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater stockholders of CKE may not be granted at less than 110% of the fair market value of the common stock on the date of grant. As of May 22, 2006, 246,244 shares are available for future grants of options or other awards under the amended 1999 Plan, with such amount of available shares increased by 350,000 shares on the date of each annual meeting of stockholders.
     Our 1994 Stock Incentive Plan expired in April 1999. Options generally had a term of five years from the date of grant for the non-employee directors and ten years from the date of grant for employees, became exercisable at a rate of 33 1/3% per year following the grant date and were priced at the fair market value of the shares on the date of grant. As of May 22, 2006, there were no shares available for future grants of options or other awards under this plan.
     In general, our stock incentive plans have a term of ten years and vest over a period of three years. We generally issue new shares of common stock for option exercises. The grant date fair value is calculated using a Black-Scholes option valuation model.
     We did not grant any options or restricted stock awards under any of our stock incentive plans during the sixteen weeks ended May 22, 2006 and May 23, 2005.
     Transactions under all plans for the sixteen weeks ended May 22, 2006, are as follows:
Stock options outstanding:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at January 31, 2006	6,162,082	$12.08	5.67
Granted	—	—
Exercised	(130,027)	8.86
Forfeited	(16,547)	15.30
Expired	(234)	7.21

Outstanding at May 22, 2006	6,015,274	$12.14	5.29	$32,548

Exercisable at May 22, 2006	4,302,699	$12.24	4.35	$25,346

Expected to vest at May 22, 2006	1,483,659	$11.78	8.62	$6,378

Restricted stock awards:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Restricted stock awards at January 31, 2006	150,000	$13.33

Granted	—
Awards vested	—
Forfeited	—

Restricted stock awards at May 22, 2006	150,000	$13.33

     The aggregate intrinsic value of the stock options exercised during the sixteen weeks ended May 22, 2006 and May 23, 2005 was $1,025 and $14,595, respectively. As of May 22, 2006, there was $7,201 of unamortized compensation expense related to stock options. We expect to recognize this expense over a weighted-average period of 1.66 years. As of May 22, 2006, there was $1,424 of unrecognized compensation expense related to restricted stock awards. We expect to recognize this expense over a weighted-average period of 2.42 years.
Note 5 — Other Assets
Other assets as of May 22, 2006 and January 31, 2006 consist of the following:

	May 22,	January 31,
	2006	2006
Intangible assets (see below)	$16,326	$16,836
Deferred financing costs	4,742	5,708
Net investment in lease receivables, less current portion	652	748
Other	2,150	2,227

	$23,870	$25,519

     As of May 22, 2006 and January 31, 2006, intangible assets with finite useful lives were primarily comprised of intangible assets obtained through our acquisition of Santa Barbara Restaurant Group in fiscal 2003 and our

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Hardee’s acquisition transactions in fiscal 1999 and 1998. Such intangible assets have amortization periods ranging from three to 20 years and are included in other assets, net, in our accompanying Condensed Consolidated Balance Sheets.
     The table below presents identifiable, definite-lived intangible assets as of May 22, 2006 and January 31, 2006:

	Weighted-	May 22, 2006			January 31, 2006
	Average	Gross		Net	Gross	Net
Intangible	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Asset	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	20	$17,171	$(3,629)	$13,542	$17,171	$(3,365)	$13,806
Franchise agreements	20	1,780	(355)	1,425	1,780	(328)	1,452
Favorable lease agreements	16	3,669	(2,310)	1,359	4,034	(2,456)	1,578

		$22,620	$(6,294)	$16,326	$22,985	$(6,149)	$16,836

     Amortization expense related to identifiable, definite-lived intangible assets was $392 and $494 for the sixteen weeks ended May 22, 2006 and May 23, 2005, respectively.
Note 6 — Indebtedness and Interest Expense
     We maintain a senior credit facility (“Facility”) that provides for a $380,000 senior secured credit facility consisting of a $150,000 revolving credit facility and a $230,000 term loan. The revolving credit facility matures on May 1, 2007, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments, with the remaining principal balance scheduled to mature on July 2, 2008. Subject to certain conditions as defined in the Facility, the maturity of the term loan may be extended to May 1, 2010.
     During the sixteen weeks ended May 22, 2006, we voluntarily prepaid $3,000 of the $230,000 term loan, in addition to the $251 regularly scheduled principal payment. As of May 22, 2006, we had (i) borrowings outstanding under the term loan portion of the Facility of $95,497, (ii) borrowings outstanding under the revolving portion of the Facility of $1,500, (iii) outstanding letters of credit under the revolving portion of the Facility of $58,563, and (iv) availability under the revolving portion of the Facility of $89,937. Subsequent to May 22, 2006, we voluntarily prepaid an additional $16,000 on our term loan, reducing the balance to $79,497.
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
     As of May 22, 2006, the applicable interest rate on the term loan was the London Inter Bank Offering Rate (“LIBOR”) plus 2.00%, or 7.125%, per annum. For the revolving loan portion of the Facility, the applicable rate was Prime plus 1.00%, or 9.00%, per annum. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for LIBOR revolving loans, which is currently 2.25% per annum.
     The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the $371 of interest rate cap premiums is recognized quarterly in interest expense in our accompanying Condensed Consolidated Statements of Income. During the sixteen weeks ended May 22, 2006 and May 23, 2005, we recorded interest income of $89 and interest expense of $47, respectively, to adjust the carrying value of the interest rate cap premiums to their fair values. The fair values of the interest rate cap premiums is included in other assets, net, in our accompanying Condensed Consolidated Balance

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Sheets, and was $145 and $56 at May 22, 2006 and January 31, 2006, respectively. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
     The Facility permits us to repurchase our common stock and/or pay cash dividends in an aggregate amount up to approximately $48,900 as of May 22, 2006. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in the agreement) during the term of the Facility.
     Subject to the terms of the Facility, we may make annual capital expenditures in the amount of $45,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in the agreement) in excess of $110,000. We may also carry forward certain unused capital expenditure amounts to the following year. Based on these terms, and assuming that Adjusted EBITDA in fiscal 2007 is equal to Adjusted EBITDA in fiscal 2006, the Facility would permit us to make capital expenditures of $108,252 in fiscal 2007, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above.
     The Facility contains financial performance covenants, which include a minimum Adjusted EBITDA requirement, a minimum fixed charge coverage ratio, and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of May 22, 2006.
     The full text of the contractual requirements imposed by the Facility is set forth in the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, and the amendments thereto, which we have filed with the Securities and Exchange Commission, and in the ancillary loan documents described therein. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events of default, including, but not limited to, if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default on other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only upon certain events of default under the Facility), our 2023 Convertible Notes (described below) may also become accelerated under certain circumstances and after all cure periods have expired.
     The 2023 Convertible Notes bear interest at 4.0% annually, payable in semiannual installments due April 1 and October 1 each year, are unsecured general obligations of ours, and are contractually subordinate in right of payment to certain other of our obligations, including the Facility. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. As of May 22, 2006, the 2023 Convertible Notes are convertible into our common stock at a conversion price of approximately $8.79 per share, based on a conversion rate of 113.8160 shares per $1 of the notes. The 2023 Convertible Notes will remain convertible throughout the remainder of their term.
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
     Interest expense consisted of the following:

	Sixteen Weeks Ended
	May 22, 2006	May 23, 2005
Facility	$2,290	$2,401
Capital lease obligations	1,738	1,931
2023 Convertible Notes	1,292	1,292
Amortization of loan fees	1,016	1,090
Write-off of unamortized loan fees, term loan due July 2, 2008	31	225
Letter of credit fees and other	682	434

	$7,049	$7,373

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Note 7 — Facility Action Charges, Net
     The following transactions have been recorded in our accompanying Condensed Consolidated Statements of Income as facility action charges, net:
(i)	impairment of long-lived assets for under-performing restaurants to be disposed of or held and used;

(ii)	store closure costs, including sublease of closed facilities at amounts below our primary lease obligation;

(iii)	gain/(loss) on the sale of restaurants; and

(iv)	amortization of discount related to estimated liability for closing restaurants.
     The components of facility action charges, net, are as follows:

	Sixteen Weeks Ended
	May 22, 2006	May 23, 2005
Carl’s Jr.
Unfavorable dispositions of leased and fee surplus properties, net	$667	$76
Impairment of assets to be held and used	36	381
Loss/(gain) on sales of restaurants and surplus properties, net	9	(506)
Amortization of discount related to estimated liability for closing restaurants	78	73

	790	24

Hardee’s
New decisions regarding closing restaurants	1,776	177
Unfavorable/(favorable) dispositions of leased and fee surplus properties, net	66	(199)
Impairment of assets to be disposed of	186	8
Impairment of assets to be held and used	4	104
Gain on sales of restaurants and surplus properties, net	(601)	(199)
Amortization of discount related to estimated liability for closing restaurants	152	256

	1,583	147

La Salsa and Other
New decisions regarding closing restaurants	—	157
(Favorable)/unfavorable dispositions of leased and fee surplus properties, net	(11)	68
Impairment of assets to be disposed of	39	—
Impairment of assets to be held and used	—	75
Loss on sales of restaurants and surplus properties, net	159	83
Amortization of discount related to estimated liability for closing restaurants	2	6

	189	389

Total
New decisions regarding closing restaurants	1,776	334
Unfavorable/(favorable) dispositions of leased and fee surplus properties, net	722	(55)
Impairment of assets to be disposed of	225	8
Impairment of assets to be held and used	40	560
Gain on sales of restaurants and surplus properties, net	(433)	(622)
Amortization of discount related to estimated liability for closing restaurants	232	335

	$2,562	$560

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The following table summarizes the activity in our estimated liability for closing restaurants for the sixteen weeks ended May 22, 2006:

			La Salsa
	Carl’s Jr.	Hardee’s	and Other	Total
Balance at January 31, 2006	$3,615	$9,865	$120	$13,600
New decisions regarding closing restaurants	—	1,776	—	1,776
Usage	(483)	(1,045)	—	(1,528)
Unfavorable/(favorable) dispositions of leased and fee surplus properties, net	667	66	(11)	722
Amortization of discount	78	152	2	232

Balance at May 22, 2006	3,877	10,814	111	14,802
Less current portion, included in other current liabilities	1,222	3,499	25	4,746

Long-term portion, included in other long-term liabilities	$2,655	$7,315	$86	$10,056

Note 8 — Income Taxes
     We recorded income tax expense for the sixteen weeks ended May 22, 2006 of $10,788, comprised of foreign income taxes of $325 and federal and state income taxes of $10,463. The effective income rate for the sixteen weeks ended May 22, 2006, was 40.0%, compared with 3.8% for the sixteen weeks ended May 23, 2005. Our effective tax rate for the first quarter of fiscal 2007 differs from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. Our effective tax rate for the first quarter of fiscal 2006 differs from the federal statutory rate primarily as a result of state income taxes and changes in our valuation allowance for deferred tax assets.
Note 9 — Income Per Share
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
     The dilutive effect of stock options and warrants is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, unamortized compensation on share-based awards, and tax benefits arising in connection with share-based compensation, are assumed to be used to purchase our common stock at the average market price during the period. The dilutive effect of convertible debt is determined using the “if-converted” method, whereby interest charges and amortization of debt issuance costs, net of taxes, applicable to the convertible debt are added back to income and the convertible debt is assumed to have been converted at the beginning of the reporting period, with the resulting common shares being included in weighted-average shares.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The table below presents the computation of basic and diluted earnings per share for the sixteen weeks ended May 22, 2006 and May 23, 2005:

	Sixteen Weeks Ended
	May 22, 2006	May 23, 2005
	(In thousands, except per share amounts)
Net income for computation of basic earnings per share	$16,168	$15,999
Weighted-average shares for computation of basic earnings per share	59,664	58,696
Basic net income per share	$0.27	$0.27

Net income for computation of basic earnings per share	$16,168	$15,999
Add: Interest and amortization costs for Convertible Notes due 2023, net of taxes	917	1,500

Net income for computation of diluted earnings per share	$17,085	$17,499

Weighted-average shares for computation of basic earnings per share	59,664	58,696
Dilutive effect of 2023 convertible notes	11,951	11,811
Dilutive effect of stock options, warrants and restricted stock	1,543	3,186

Weighted-average shares for computation of diluted earnings per share	73,158	73,693

Diluted net income per share	$0.23	$0.24

     The following table presents the number of potentially dilutive shares, in thousands, of our common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive:

	Sixteen Weeks Ended
	May 22, 2006	May 23, 2005
Stock options and restricted stock	2,174	2,151
Note 10 — Segment Information
     We are principally engaged in developing, operating and franchising our Carl’s Jr. and Hardee’s quick-service restaurants and La Salsa fast-casual restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of our segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to the Facility and 2023 Convertible Notes has been allocated to Hardee’s based on the use of funds. Certain amounts that we do not believe would be proper to allocate to the operating segments are included in Other (e.g., gains or losses on sales of long-term investments and the results of operations of consolidated variable interest entities). The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006).

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Sixteen Weeks Ended May 22, 2006
Revenue	$260,114	$212,630	$14,509	$1,304	$488,557
Operating income (loss)	27,669	7,796	(1,701)	(130)	33,634
Income (loss) before income taxes	26,785	2,721	(1,711)	(839)	26,956
Goodwill (as of May 22, 2006)	22,649	—	—	—	22,649

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Sixteen Weeks Ended May 23, 2005
Revenue	$246,039	$203,146	$15,132	$1,592	$465,909
Operating income (loss)	21,265	4,168	(2,233)	(52)	23,148
Income (loss) before income taxes	20,233	(1,429)	(2,219)	53	16,638
Goodwill (as of May 23, 2005)	22,649	—	—	—	22,649

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Note 11 — Net Assets Held For Sale
     As of May 22, 2006, assets held for sale consisted of surplus restaurant properties and company-operated restaurants that we intend to sell within one year. During the sixteen weeks ended May 22, 2006, we entered into an Asset Purchase Agreement to sell 38 company-operated Carl’s Jr. restaurants (of which 36 are located in Oklahoma) to a franchisee. As part of this transaction, the franchisee will acquire the real property and/or leasehold interests in the real property related to most of those restaurant locations and will acquire a subleasehold interest in the real property related to the remaining restaurant locations. We expect this transaction to be completed during the twelve weeks ending August 14, 2006.
     As of May 22, 2006, assets of $10,225 and $2,039, substantially all of which represents property and equipment, net, were classified as held for sale in our Carl’s Jr. and Hardee’s operating segments, respectively. During the sixteen weeks ended May 22, 2006, impairment charges of $113 related to assets held for sale have been included in facility action charges, net, in our Hardee’s segment.
Note 12 — Purchase of Restaurant Assets
     During March 2006, we purchased, for aggregate consideration of $15,762, a total of 36 restaurant locations that we had previously leased from a commercial lessor. Five of these locations had previously been subleased to a Hardee’s franchisee that was operating under a temporary license agreement that was terminated in May 2006. As of May 22, 2006, we were operating 34 of these locations as company-operated restaurants. The remaining two locations are not currently leased.
Note 13 — Termination of Franchise Agreement
     During February 2006, we terminated our franchise agreement with a Hardee’s franchisee that operated 90 franchised restaurants as a result of its inability to remedy, on a timely basis, certain defaults under the terms of the agreement. At that time, ten of the affected restaurants were located on property that we owned and leased to the franchisee, and 51 of the affected restaurants were located on leased premises that we sublet to the franchisee. During March 2006, we purchased five additional parcels that we had previously leased from a commercial lessor and sublet to the franchisee (see Note 12). The franchisee continued to operate the affected restaurants pursuant to a temporary license agreement until May 18, 2006, when we terminated the license agreement, leases and subleases and assumed full operational control of the aforementioned 61 restaurants. We immediately closed 16 of these restaurants and recorded facility action charges of $1,750 related to closing these restaurants. We purchased for $2,400 the existing equipment in the remaining 45 restaurants that we currently operate as company-operated restaurants. The former franchisee’s lenders (through a receiver) kept the remaining 29 restaurant locations, of which 12 ceased to operate as Hardee’s restaurants subsequent to May 22, 2006.
Note 14 — Commitments and Contingent Liabilities
     In prior years, as part of our refranchising program, we sold restaurants to franchisees. In some cases, these restaurants were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchised and licensed restaurants and other expense. As of May 22, 2006, the present value of our lease obligations under the remaining master leases’ primary terms is $114,258. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $9,212, net of $1,292 of reserves included in our closed store reserves as of May 22, 2006.
     Pursuant to the Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 6). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation obligations and general, auto and health liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of May 22, 2006, we had outstanding letters of credit of $58,563, expiring at various dates through April 2007 under the revolving portion of the Facility.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     As of May 22, 2006, we had unconditional purchase obligations in the amount of $54,835, which primarily include contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.
     We have employment agreements with certain key executives (the “Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, a pro-rata portion of the bonus in effect for the year in which the termination occurs. Additionally, all options and restricted stock granted to the affected executives which have not vested as of the date of termination would vest immediately. The Agreements have terms of three years which renew daily, until termination. If all of these Agreements had been triggered as of May 22, 2006, we would have made payments of approximately $11,775.
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
     As of May 22, 2006, we had recorded an accrued liability for contingencies related to litigation in the amount of $1,235, which relates to certain employment, real estate and other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of May 22, 2006, we estimated the contingent liability for those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $25 to $50.
     For several years, we offered a program whereby we guaranteed the loan obligations of certain franchisees to independent lending institutions. Franchisees have used the proceeds from such loans to acquire certain equipment and pay the costs of remodeling Carl’s Jr. restaurants. In the event a franchisee defaults under the terms of a program loan, we are obligated, within 15 days following written demand by the lending institution, to purchase such loan or assume the franchisee’s obligation thereunder by executing an assumption agreement and seeking a replacement franchisee for the franchisee in default. By purchasing such loan, we may seek recovery against the defaulting franchisee. As of May 22, 2006, the principal outstanding under program loans guaranteed by us totaled approximately $597, with maturity dates ranging from 2006 through 2009. As of May 22, 2006, we had no accrued liability for expected losses under this program and were not aware of any outstanding loans being in default.
Note 15 — Stockholders’ Equity
Repurchase of Common Stock
     Pursuant to a program (the “Stock Repurchase Plan”) authorized by our Board of Directors, we are allowed to repurchase up to $20,000 of our common stock. During the sixteen weeks ended May 22, 2006, we repurchased and retired 120,200 shares of our common stock at an average price of $16.60 per share, for a total cost, including trading commissions, of $1,999. Based on the Board of Directors’ authorization and the amount of cumulative repurchase of our common stock that we have already made thereunder, we are permitted to make additional repurchases of our common stock up to $8,444 under the Stock Repurchase Plan as of May 22, 2006. In order to facilitate future repurchases of our common stock under the Stock Repurchase Plan, our Board of Directors authorized, and we implemented, a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that allows us to repurchase $2,000 of our common stock in the open market each fiscal quarter during the period beginning November 8, 2005 and ending January 29, 2007, for a total of $10,000. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Dividends
     During the sixteen weeks ended May 23, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock and we further announced our intention to pay a regular quarterly cash dividend. During the sixteen weeks ended May 22, 2006, we declared cash dividends of $0.04 per share of common stock, for a total of $2,394. Dividends payable of $2,394 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of May 22, 2006 and January 31, 2006. The dividends declared during the sixteen weeks ended May 22, 2006 were subsequently paid on June 14, 2006.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Safe Harbor Disclosure
     CKE Restaurants, Inc. and its subsidiaries (collectively referred to as the “Company”) is comprised of the operations of Carl’s Jr., Hardee’s, La Salsa, and Green Burrito, which is primarily operated as a dual-branded concept with Carl’s Jr. quick-service restaurants. The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 31, 2006. Unless otherwise indicated, all Note references herein refer to our accompanying Notes to Condensed Consolidated Financial Statements.
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
New Accounting Pronouncements Not Yet Adopted
     See Note 2 for a description of the new accounting pronouncements that we have not yet adopted.
Adoption of New Accounting Pronouncements
     See Note 3 for a description of the new accounting pronouncements that we have adopted.
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
     For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Our most significant accounting policies require:
•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill, and to establish the estimated liability for closing restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, general and auto liability insurance programs;

•	determination of appropriate estimated liabilities for loss contingencies;

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
•	determination of appropriate assumptions to use in evaluating leases for capital versus operating lease treatment, establishing depreciable lives for leasehold improvements and establishing straight-line rent expense periods;

•	estimation of the appropriate allowances associated with franchise and license receivables and liabilities for franchise subleases;

•	determination of the appropriate assumptions to use to estimate the fair value of share-based compensation; and

•	estimation of our net deferred income tax asset valuation allowance and effective tax rate.
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
     As of May 22, 2006, we had a total of 124 restaurants among our three major restaurant concepts that generated negative cash flows on a trailing one-year basis. These restaurants had combined net book values of $35,513. Included within these totals are 27 restaurants with combined net book values of $18,703 that have not been tested for impairment because they had not yet been operated for a sufficient period of time as of our most recent

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
semi-annual asset recoverability analysis in the fourth quarter of fiscal 2006. If these negative cash flow restaurants were not to begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be unrecoverable and we may recognize additional impairment charges in the future.
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
     If the assumptions used in performing our impairment testing prove inaccurate, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating that an impairment has occurred. During the first quarter of fiscal 2007, we evaluated the Carl’s Jr. brand, the only one of our brands for which goodwill is recorded. As a result of our evaluation, we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of May 22, 2006, we had $22,649 in goodwill recorded on our accompanying Condensed Consolidated Balance Sheet, all of which relates to Carl’s Jr.
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
     The estimated liability for closing restaurants on properties vacated is based on the term of the lease and the lease termination fee, if any, that we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is the present value of these estimated future payments, which approximates the fair value of such obligations. The interest rate used to calculate the present value of these liabilities is based on our incremental borrowing rate at the time the liability is established. The related discount is amortized and shown in facility action charges, net, in our Condensed Consolidated Statements of Income.
     A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants. We estimate the cost to maintain leased and owned vacant properties until the lease has been abated or the owned property has been sold. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. As of May 22, 2006, the present value of our operating lease payment obligations on all closed restaurants was approximately $7,678, which represents the discounted amount we would be required to pay if we are unable to enter into sublease agreements or terminate the leases prior to the terms required in the lease agreements. However,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
it is our experience that we can often terminate those leases for less than that amount, or sublease the property and, accordingly, we have recorded an estimated liability for operating lease obligations of $4,854 as of May 22, 2006.
Estimated Liability for Self-Insurance
     We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, general and auto liability claims over $500. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 4.5% as of May 22, 2006. In determining our estimated liability, management and our actuary develop assumptions based on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development. Our actual future loss development may be better or worse than the development we estimated in conjunction with the actuary, in which case our reserves would require adjustment. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we would be required to adjust the expected losses upward and increase our future self-insurance expense.
     Our actuary provides a range of estimated unpaid losses for each loss category, upon which our analysis is based. As of May 22, 2006, our estimated liability for self-insured workers’ compensation, general and automobile liability losses ranged from a low of $33,351 to a high of $41,360. After adjusting to the actuarially determined best estimate, our recorded reserves for self-insurance liabilities were $37,096 as of May 22, 2006.
Loss Contingencies
     We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS 5, which requires that we assess each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our Condensed Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we accrue to the low end of the range. In accordance with SFAS 5, as of May 22, 2006, we have recorded an accrued liability for contingencies related to litigation in the amount of $1,235 (see Note 14 for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the recorded liabilities and related Condensed Consolidated Financial Statement disclosure. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Condensed Consolidated Financial Statements.
     In addition, as of May 22, 2006, we estimated our potential exposure for those loss contingencies related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $25 to $50. In accordance with SFAS 5, we have not recorded a liability for these contingent losses.
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
     In addition, the lease term is calculated from the date we are given control of the leased premises through the lease termination date. There is potential for variability in the “rent holiday” period, which begins on the possession date and typically ends upon restaurant opening. Factors that may affect the length of the rent holiday period generally include construction-related delays. Extension of the rent holiday period due to such delays would result in greater rent expense recognized during the rent holiday period.

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
     Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. In such cases, we account for the sublease payments received as franchising rental income and the lease payments we make as rental expense in franchised and licensed restaurants and other expense in our Condensed Consolidated Statements of Income. As of May 22, 2006, the present value of our total obligation on lease arrangements with Hardee’s and Carl’s Jr. franchisees, including subsidized leases discussed further below, was $23,634 and $90,624, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past, however, we can provide no assurance that this will not occur.
     In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of May 22, 2006, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $13,738 and $5,298, respectively. Financially troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of May 22, 2006, the net book value of property under lease to Hardee’s franchisees that are considered to be financially troubled franchisees was approximately $11,527 and is included in the amount above. During fiscal 2007 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.
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
     The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Because losses are typically not probable and/or able to be reasonably estimated, we have not established an additional estimated liability for potential losses not yet incurred under a significant portion of our franchise sublease arrangements. The present value of future sublease obligations from financially troubled franchisees is approximately $10,504 (four financially troubled franchisees represent substantially all of this amount). If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion above). The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s concept.
Share-Based Compensation
     We have various share-based compensation plans that provide stock options and restricted stock awards for certain employees and non-employee directors to purchase shares of our common stock. Prior to our adoption of SFAS 123R at the beginning of fiscal 2007, we accounted for share-based compensation in accordance with APB 25, which utilizes the intrinsic value method of accounting for share-based compensation, as opposed to using the fair-value method prescribed in SFAS 123R. During the sixteen weeks ended May 22, 2006, we recorded share-based compensation expense of $1,770. (See Note 4 for analysis of the effect of certain changes in assumptions used to determine the fair value of share-based compensation.) No share-based compensation expense was recorded during the sixteen weeks ended May 23, 2005.
Income Taxes
     When necessary, we record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. In considering the need for a valuation allowance against some portion or all of our deferred tax assets, we must make certain estimates and assumptions regarding future taxable income, the feasibility of tax planning strategies and other factors. Changes in facts and circumstances or in the estimates and assumptions that are involved in establishing and maintaining a valuation allowance against deferred tax assets could result in adjustments to the valuation allowance in future quarterly or annual periods.
     As of January 31, and May 22, 2006, we maintained a valuation allowance of $30,220 for deferred tax assets related to federal and state capital loss carryforwards, foreign tax credits and certain state net operating loss and income tax credit carryforwards. Even though we expect to generate taxable income, realization of the tax benefit of such deferred tax assets may remain uncertain for the foreseeable future, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.
     We use an estimate of our annual income tax rate to recognize a provision for income taxes in financial statements for interim periods. However, changes in facts and circumstances could result in adjustments to our effective tax rate in future quarterly or annual periods.
Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2007 Comparisons with Fiscal 2006
     The factors discussed below impact comparability of operating performance for the sixteen weeks ended May 22, 2006 and May 23, 2005, or could impact comparisons for the remainder of fiscal 2007.
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
     We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants each quarter (see discussion under Critical Accounting Policies — Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of May 22, 2006, our consolidated allowance for doubtful accounts on notes receivable was 74.4% of the gross balance of notes receivable and our consolidated allowance for doubtful accounts on accounts receivable was 2.0% of the gross balance of accounts receivable. During fiscal 2004 and to a lesser extent during fiscal 2005 and 2006, we established several notes receivable pursuant to completing workout agreements with several troubled franchisees. As of May 22, 2006, we have not recognized, on a cumulative basis, $9,392 in accounts receivable and $7,729 in notes receivable, nor the royalty and rent revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Operating Review
     The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations and are classified in the same way as we present segment information (see Note 10).

	Sixteen Weeks Ended May 22, 2006
	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Eliminations(B)	Total
Company-operated revenue	$187,097	$189,939	$13,901	$107	$—	$391,044

Restaurant operating costs:
Food and packaging	53,237	55,062	3,535	35	—	111,869
Payroll and employee benefits	48,846	60,601	4,654	43	—	114,144
Occupancy and other operating costs	38,395	40,014	4,720	34	—	83,163

Total restaurant operating costs	140,478	155,677	12,909	112	—	309,176

Franchising and licensed restaurants and other revenues:
Royalties	8,646	13,636	606	138	(11)	23,015
Distribution centers	57,823	5,850	—	—	(2)	63,671
Rent	6,229	2,998	—	—	—	9,227
Retail sales of variable interest entity	—	—	—	1,072	—	1,072
Other	319	207	2	—	—	528

Total franchising and licensed restaurants and other revenues	73,017	22,691	608	1,210	(13)	97,513

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,643	1,696	430	—	—	3,769
Distribution centers	56,293	6,123	—	—	—	62,416
Rent and other occupancy	5,565	1,948	—	—	—	7,513
Operating costs of variable interest entity	—	—	—	1,085	(7)	1,078

Total franchising and licensed restaurants and other expenses	63,501	9,767	430	1,085	(7)	74,776

Advertising	11,051	11,351	417	2	—	22,821

General and administrative	16,625	26,456	2,425	82	—	45,588

Facility action charges, net	790	1,583	29	160	—	2,562

Operating income (loss)	$27,669	$7,796	$(1,701)	$(124)	$(6)	$33,634

Company-operated average unit volume (trailing-13 periods)	1,365	892	778
Franchise-operated average unit volume (trailing-13 periods)	1,174	899	860
Average check (actual $)	6.32	4.91	10.84
Company-operated same-store sales increase	5.6%	5.6%	1.0%
Company-operated same-store transaction increase (decrease)	2.9%	1.7%	(6.2)%
Franchise-operated same-store sales increase (decrease)	4.7%	5.5%	(0.8)%
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	28.5%	29.0%	25.4%
Payroll and employee benefits	26.1%	31.9%	33.5%
Occupancy and other operating costs	20.5%	21.1%	34.0%
Total restaurant operating costs	75.1%	82.0%	92.9%
Advertising as a percentage of company-operated revenue	5.9%	6.0%	3.0%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Sixteen Weeks Ended May 23, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Eliminations(B)	Total
Company-operated revenue	$176,956	$179,771	$14,573	$188	$—	$371,488

Restaurant operating costs:
Food and packaging	50,839	53,299	3,812	65	—	108,015
Payroll and employee benefits	48,817	59,484	4,820	89	—	113,210
Occupancy and other operating costs	38,599	41,479	5,034	69	—	85,181

Total restaurant operating costs	138,255	154,262	13,666	223	—	306,406

Franchising and licensed restaurants and other revenues:
Royalties	7,763	12,766	559	122	(26)	21,184
Distribution centers	54,912	7,496	—	—	—	62,408
Rent	6,130	2,840	—	—	—	8,970
Retail sales of variable interest entity	—	—	—	1,308	—	1,308
Other	278	273	—	—	—	551

Total franchising and licensed restaurants and other revenues	69,083	23,375	559	1,430	(26)	94,421

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,447	1,458	377	—	—	3,282
Distribution centers	53,324	7,592	—	—	—	60,916
Rent and other occupancy	5,476	1,861	—	—	—	7,337
Operating costs of variable interest entity	—	—	—	1,324	(26)	1,298

Total franchising and licensed restaurants and other expenses	60,247	10,911	377	1,324	(26)	72,833

Advertising	11,779	10,840	368	4	—	22,991

General and administrative	14,469	22,818	2,593	91	—	39,971

Facility action charges, net	24	147	361	28	—	560

Operating income (loss)	$21,265	$4,168	$(2,233)	$(52)	$—	$23,148

Company-operated average unit volume (trailing-13 periods)	1,315	868	753
Franchise-operated average unit volume (trailing-13 periods)	1,149	891	842
Average check (actual $)	6.16	4.70	10.11
Company-operated same-store sales increase (decrease)	2.4%	(0.1)%	2.0%
Company-operated same-store transaction decrease	(3.4)%	(2.9)%	(2.8)%
Franchise-operated same-store sales increase (decrease)	0.3%	(3.1)%	2.9%
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	28.7%	29.6%	26.2%
Payroll and employee benefits	27.6%	33.1%	33.1%
Occupancy and other operating costs	21.8%	23.1%	34.5%
Total restaurant operating costs	78.1%	85.8%	93.8%
Advertising as a percentage of company-operated revenue	6.7%	6.0%	2.5%

(A)	“Other” consists of Green Burrito and amounts that we do not believe would be proper to allocate to the operating segments.

(B)	“Eliminations” consists of the elimination of royalty revenues and expenses generated between Hardee’s and a consolidated variable interest entity franchisee included in our Condensed Consolidated Financial Statements.

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
     The Facility includes a number of financial covenants, including a current requirement that we generate a minimum Adjusted EBITDA ($125,000 as of May 22, 2006) on a trailing four quarter basis. In addition, our maximum annual capital expenditures are limited by the Facility, based on a sliding scale driven by our Adjusted EBITDA.

	Sixteen Weeks Ended May 22, 2006
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$16,325	$1,630	$(1,025)	$(762)	$16,168
Interest expense	1,390	5,652	7	—	7,049
Income tax expense (benefit)	10,460	1,091	(686)	(77)	10,788
Depreciation and amortization	7,678	9,940	984	51	18,653
Facility action charges, net	790	1,583	29	160	2,562

Adjusted EBITDA	$36,643	$19,896	$(691)	$(628)	$55,220

	Sixteen Weeks Ended May 23, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$19,733	$(1,404)	$(2,175)	$(155)	$15,999
Interest expense	1,329	5,943	10	91	7,373
Income tax expense (benefit)	500	(25)	(44)	208	639
Depreciation and amortization	7,819	11,597	1,138	51	20,605
Facility action charges, net	24	147	361	28	560

Adjusted EBITDA	$29,405	$16,258	$(710)	$223	$45,176

	Trailing Four Quarters Ended May 22, 2006
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$73,657	$(748)	$(5,705)	$127,547	$194,751
Interest expense	4,316	18,350	25	1	22,692
Income tax expense (benefit)	11,915	1,116	(780)	(139,433)	(127,182)
Depreciation and amortization	24,817	33,816	3,404	166	62,203
Facility action charges, net	2,558	6,089	1,212	168	10,027

Adjusted EBITDA	$117,263	$58,623	$(1,844)	$(11,551)	$162,491

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The following table reconciles Adjusted EBITDA (a non-GAAP measure) to cash flows provided by operating activities (a GAAP measure):

	Sixteen Weeks Ended
	May 22, 2006	May 23, 2005
Cash flows provided by operating activities	$46,952	$39,902
Interest expense	7,049	7,373
Income tax expense	10,788	639
Amortization of loan fees	(1,016)	(1,090)
Share-based compensation expense	(1,770)	—
(Provision for) recovery of losses on accounts and notes receivable	(574)	386
Loss on sales of property and equipment, capital leases and extinguishment of debt	(569)	(1,057)
Deferred income taxes	(10,020)	(50)
Other non-cash credits (charges)	79	(56)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	1,797	(308)
Net change in refundable income taxes	(22)	(261)
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	4,336	5,172
Net change in accounts payable and other current and long-term liabilities	(1,810)	(5,474)

Adjusted EBITDA	$55,220	$45,176

Trailing Four Quarters
Ended May 22, 2006
Cash flows provided by operating activities	$123,223
Interest expense	22,692
Income tax benefit	(127,182)
Amortization of loan fees	(3,238)
Share-based compensation expense	(1,770)
Provision for losses on accounts and notes receivable	(1,136)
Loss on sales of property and equipment, capital leases and extinguishment of debt	(2,692)
Deferred income taxes	128,951
Other non-cash charges	(141)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	15,999
Net change in refundable income taxes	(373)
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	4,166
Net change in accounts payable and other current and long-term liabilities	3,992

Adjusted EBITDA	$162,491

Carl’s Jr.
     During the sixteen weeks ended May 22, 2006, we opened two company-operated restaurants and Carl’s Jr. franchisees and licensees opened 11 restaurants. The following tables show the change in the Carl’s Jr. restaurant portfolio, as well as the change in revenue, for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2007	2006	Change	2007	2006	Change
Company-operated	430	428	2	$187,097	$176,956	$10,141
Franchised and licensed(a)	632	592	40	73,017	69,083	3,934

Total	1,062	1,020	42	$260,114	$246,039	$14,075

(a)	Includes $57,823 and $54,912 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants during the sixteen weeks ended May 22, 2006 and May 23, 2005, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Company-Operated Restaurants
     Revenue from company-operated Carl’s Jr. restaurants increased $10,141, or 5.7%, to $187,097 during the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005. This increase was primarily due to increases in same-store sales of 5.6% and in the average check by 2.6% over the prior year period. In addition, the average unit volume for the trailing 13 periods ended May 22, 2006, reached $1,365, an increase of 3.8% over the comparable period ended May 23, 2005. We believe this increase is due to the successful promotion of the new Jalapeno Burger™ , the “bigger, better” Bacon Swiss Crispy Chicken Sandwich™, the new Steak ‘N’ Egg Burrito™ as well as an OREO™ cookie variety of the Hand-Scooped Ice Cream Shakes and Malts™. This increase also resulted in part from the opening of six new company-operated restaurants during the trailing 13 periods ended May 22, 2006 and the closing of three restaurants and the divestiture of one restaurant to a franchisee during the same time period.
     The changes in the restaurant operating costs as a percentage of company-operated revenue are explained as follows:

Sixteen
Weeks
Restaurant operating costs as a percentage of company-operated revenue for the period ended May 23, 2005	78.1%
Decrease in workers’ compensation expense	(0.9)
Decrease in cost of promotional items	(0.8)
Decrease in labor costs, excluding workers’ compensation	(0.6)
Decrease in rent, common area maintenance and property taxes	(0.4)
Decrease in food and packaging costs	(0.3)
Decrease in depreciation and amortization expense	(0.3)
Decrease in asset retirement expense	(0.2)
Increase in utilities expense	0.2
Increase in repair and maintenance expense	0.1
Increase in banking/ATM fees	0.1
Other, net	0.1

Restaurant operating costs as a percentage of company-operated revenue for the period ended May 22, 2006	75.1%

     Workers’ compensation expense decreased by $1,443 during the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005, due to continued favorable actuarial trends in claim frequency and severity.
     Cost of promotional items as a percent of company-operated revenue decreased during the sixteen weeks ended May 22, 2006, from the comparable prior year period, mainly due to the bobblehead promotion in the prior year period for which there was no comparable expense in the current year quarter.
     Labor costs, excluding workers’ compensation, as a percent of company-operated revenue decreased during the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005, due mainly to the benefit of sales leverage.
     Rent, common area maintenance and property taxes as a percent of company-operated revenue decreased during the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005, mainly due to the benefit of sales leverage.
     Food and packaging costs as a percent of company-operated revenue decreased during the sixteen weeks ended May 22, 2006, as compared to the prior year period, due primarily to decreases in the cost of several commodities such as beef, pork and cheese.
     Depreciation and amortization as a percent of company-operated revenue decreased during the sixteen weeks ended May 22, 2006, from the comparable prior year period, mainly due to an increase in fully depreciated assets in the restaurants and the benefit of sales leverage.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Asset retirement expense as a percent of company-operated revenue decreased during the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005, due to the write-off of leased point of sale equipment during the prior year period for which there was no comparable write-off in the current year quarter.
     Utilities expense as a percent of company-operated revenue increased during the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005, mainly due to increases in the costs of electricity and natural gas.
Franchised and Licensed Restaurants
     Total franchising revenue increased $3,934, or 5.7%, to $73,017 during the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005. Franchise royalties grew $883, or 11.4%, during the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005 due to the net increase of 40 domestic and international franchised restaurants during the trailing 13 periods ended May 22, 2006, and the impact of a 4.7% increase in same-store sales. Franchise fees, which are included in other franchise revenue and relate to the opening of new franchise units, increased $96, or 34.4%, also due to the opening of new franchise units discussed above. Food, paper and supplies sales to franchisees increased by $2,911, or 5.3%, due to the increase in the franchise store base over the comparable prior year period, and the food purchasing volume impact of the 4.7% increase in franchise same-store sales.
     Franchised and licensed operating and other expenses increased $3,254, or 5.4%, to $63,501 during the sixteen weeks ended May 22, 2006, as compared with the prior year period. This increase is mainly due to an increase in distribution center costs of $2,969.
     Although not required to do so, approximately 89.5% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.
Hardee’s
     During the sixteen weeks ended May 22, 2006, we opened two and closed five company-operated restaurants. We also terminated our franchise agreement, leases and subleases with one franchisee and acquired 61 of their restaurants, of which we immediately closed 16 and began to operate 45 as company-operated restaurants (see Note 13 for additional discussion). During the same period, Hardee’s franchisees and licensees opened seven and closed 18 restaurants; they also divested 61 restaurants to us, of which we closed 16. The following table shows the change in the Hardee’s restaurant portfolio, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2007	2006	Change	2007	2006	Change
Company-operated	705	676	29	$189,939	$179,771	$10,168
Franchised and licensed	1,258	1,353	(95)	22,691	23,375	(684)

Total	1,963	2,029	(66)	$212,630	$203,146	$9,484

Company-Operated Restaurants
     Revenue from company-operated Hardee’s restaurants increased $10,168, or 5.7%, to $189,939 during the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005. The increase is mostly due to an increase in same-store sales of 5.6% partially offset by a net decrease of 16 restaurants since the first quarter of fiscal 2006 (excluding the 45 restaurants divested to us on May 18, 2006, by a terminated franchisee). Average unit volume for the trailing 13 periods ended May 22, 2006, reached $892, an increase of 2.8% over the comparable period ended May 23, 2005. During the same period, average check increased by 4.5% due to the continued promotion of premium products such as our Big Chicken Fillet™ and our Red Burrito Taco Salad™, as well as the introduction of our Steak ‘N’ Egg Burrito and the Philly Cheesesteak Thickburger™.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The changes in the restaurant operating costs as a percentage of company-operated revenue are explained as follows:

Sixteen
Weeks
Restaurant operating costs as a percentage of company-operated revenue for the period ended May 23, 2005	85.8%
Decrease in labor and incentive costs, excluding workers’ compensation	(1.1)
Decrease in depreciation and amortization expense	(1.1)
Decrease in food and packaging costs	(0.7)
Decrease in repair and maintenance expense	(0.5)
Decrease in supplies and uniform expense	(0.4)
Increase in utilities expense	0.2
Increase in equipment lease expense	0.2
Increase in bank/ATM fees	0.1
Decrease in workers’ compensation expense	(0.1)
Decrease in asset retirement expense	(0.1)
Other, net	(0.3)

Restaurant operating costs as a percentage of company-operated revenue for the period ended May 22, 2006	82.0%

     Labor and incentive costs as a percent of company-operated revenue decreased during the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005, primarily attributable to greater sales leverage and the continued focus by field management on labor costs and efficiency.
     Depreciation and amortization expense as a percent of company-operated revenue decreased during the sixteen weeks ended May 22, 2006, as compared to the prior year period, mostly due to the expiration of certain equipment capital leases during fiscal 2006 and the benefit of sales leverage, as well as the continued use of certain fully depreciated assets.
     Food and packaging costs as a percent of company-operated revenue decreased during the sixteen weeks ended May 22, 2006, compared to the comparable prior year period, due to reduced costs for beef, pork and cheese. This was partially offset by slightly higher paper costs and increased vending expenses due to the reopening of two tollroad restaurants with company-operated gift shops.
     Repair and maintenance expense as a percent of company-operated revenue decreased during the sixteen weeks ended May 22, 2006, as compared to the prior year period, due to the implementation of a preventative maintenance program in early fiscal 2006 and the benefit of greater sales leverage.
     Supplies and uniform expense as a percent of company-operated revenue decreased during the sixteen weeks ended May 22, 2006, as compared to the prior year period, due mainly to the rollout of new uniforms in the prior year period and the benefit of greater sales leverage.
     Utilities expense as a percent of company-operated revenue increased during the sixteen weeks ended May 22, 2006, as compared to the prior year period, mostly due to higher prices for natural gas and electricity.
     Equipment lease expense as a percent of company-operated revenue decreased during the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005, due to the expiration of certain point of sale equipment leases during the prior year period.
Franchised and Licensed Restaurants
     Total franchising revenue decreased $684, or 2.9%, to $22,691 during the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005. The decrease is primarily due to a $1,646, or 22.0%, decrease in distribution center revenues related to decreased franchise remodel activity in the current quarter and the ice cream equipment rollout in the sixteen weeks ended May 23, 2005, partially offset by increases in royalty revenues and rental income, which increased by $870, or 6.8%, and $158, or 5.6%, respectively. The increase in royalty revenue is primarily due to the increase in domestic same-store sales and a $280 increase in royalty collections from financially troubled franchisees. Rental income increased due to a $142 increase in rent collections from a single franchisee.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Franchised and licensed operating and other expenses decreased $1,144, or 10.5%, to $9,767, and also decreased 3.7% to 43.0% as a percentage of franchise revenues, during the sixteen weeks ended May 22, 2006, as compared with the prior year period. This decrease in costs is mainly due to a reduction in bad debt expense and a decrease in cost of equipment sales due to a corresponding decrease in equipment sales.
La Salsa
     During the sixteen weeks ended May 22, 2006, we closed three La Salsa restaurants; during the same period, La Salsa franchisees and licensees opened one restaurant. The following table shows the change in the La Salsa restaurant portfolio, as well as the change in revenue at La Salsa for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2007	2006	Change	2007	2006	Change
Company-operated	56	61	(5)	$13,901	$14,573	$(672)
Franchised and licensed	44	39	5	608	559	49

Total	100	100	—	$14,509	$15,132	$(623)

     Same-store sales for company-operated La Salsa restaurants increased 1.0% during the sixteen weeks ended May 22, 2006, as compared to the same period in the prior year. Revenue from company-operated La Salsa restaurants decreased $672, or 4.6%, as compared to the sixteen weeks ended May 23, 2005, primarily due to the closure of five company-operated restaurants in the trailing 13 periods ended May 22, 2006.
     Restaurant-level operating costs as a percentage of company-operated revenue were 92.9% and 93.8% for the sixteen weeks ended May 22, 2006 and May 23, 2005, respectively. Operating costs were favorably impacted by approximately 70 basis points due to favorable food costs and by approximately 60 basis points due to reduced occupancy and other costs, driven primarily by a reduction in depreciation expense. These decreases were partially offset by a 40 basis point increase in payroll and employee benefits.
Consolidated Expenses
Consolidated Variable Interest Entities
     We consolidate the results of one franchise VIE, which operates five Hardee’s restaurants. We do not possess any ownership interest in the franchise VIE. Retail sales and operating expenses of the franchise VIE are included within franchised and licensed restaurants and other. The assets and liabilities of and minority interest in this entity are included in our accompanying Condensed Consolidated Balance Sheets, and are not significant to our consolidated financial position. The results of operations of this entity are included within our accompanying Condensed Consolidated Statements of Income, and are not significant to our consolidated results of operations. The minority interest in the income or loss of this franchise entity is classified in other income, net, in our accompanying Condensed Consolidated Statements of Income. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of this franchise entity. None of our assets serve as collateral for the creditors of this franchisee or any of our other franchisees. (See Note 1 for further discussion of the franchise VIE.)
     We also consolidate the Hardee’s cooperative advertising funds, which consist of the Hardee’s National Advertising Fund and approximately 82 local advertising cooperative funds because we have determined we are the primary beneficiaries of these funds. Each of these funds is a separate non-profit association with all the proceeds segregated and managed by a third-party accounting service company. The group of funds has been reported in our accompanying Condensed Consolidated Balance Sheets as advertising fund assets, restricted, and advertising fund liabilities within current assets and current liabilities, respectively. The funds are reported as of the latest practicable date, which is the last day of the calendar quarter immediately preceding the balance sheet date.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Advertising Expense
     Advertising expenses decreased $170, or 0.7%, to $22,821, and also decreased 0.4%, to 5.8%, as a percentage of company-operated revenue, during the sixteen weeks ended May 22, 2006, as compared to the comparable period in the prior year. The decrease as a percentage of revenue is mainly due to the benefit of sales leverage and increased contribution rates from Carl’s Jr. franchisees, which defray costs to produce advertising and marketing materials.
General and Administrative Expense
     General and administrative expenses increased $5,617, or 14.1%, to $45,588 for the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005. General and administrative expenses were 9.3% and 8.6% of total revenue for the sixteen weeks ended May 22, 2006 and May 23, 2005, respectively.
     During the sixteen weeks ended May 22, 2006, general and administrative expenses increased primarily due to higher management bonus expense of $2,046 based on our performance relative to executive management and operations bonus criteria and share-based compensation expense of $1,770 as a result of the adoption of SFAS 123R.
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
     Net facility action charges increased $2,002, or 357.5%, to $2,562, increasing from 0.1% to 0.5% as a percentage of total revenue, during the sixteen weeks ended May 22, 2006, as compared to the sixteen weeks ended May 23, 2005. During the sixteen weeks ended May 22, 2006, we recorded reserves of $1,750 related to the closure of 16 Hardee’s stores that we acquired from a terminated franchisee. (See Note 13 for further discussion regarding this terminated franchisee.)
     See Note 7 for additional detail of the components of facility action charges.
Interest Expense
     During the sixteen weeks ended May 22, 2006, interest expense decreased $324, or 4.4%, to $7,049, as compared to the sixteen weeks ended May 23, 2005, primarily as a result of lower average borrowings, reduced write-off of unamortized loan fees and further amortization of our capital lease obligations since the prior year comparable period.
     See Note 6 for additional detail of the components of interest expense.
Other Income, Net
     Other income, net, consisted of the following:

	Sixteen Weeks Ended
	May 22,	May 23,
	2006	2005
Interest income on notes receivable from franchisees, disposition properties and capital leases	$406	$379
Bad debt expense	(722)	—
Rental income from properties leased to third parties, net	581	323
Other, net	106	161

Total other income, net	$371	$863

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Other income, net, typically consists of lease and sublease income from non-franchisee tenants, bad debt expense on non-trade receivables, interest income on notes receivable, and other non-operating items. Net other income decreased $492 during the sixteen weeks ended May 22, 2006 as compared to the sixteen weeks ended May 23, 2005, due primarily to the recording of an allowance for a non-trade note receivable.
Income Taxes
     We recorded income tax expense for the sixteen weeks ended May 22, 2006 of $10,788, comprised of foreign income taxes of $325 and federal and state income taxes of $10,463. The effective income rate for the sixteen weeks ended May 22, 2006, was 40.0%, compared with 3.8% for the sixteen weeks ended May 23, 2005. Our effective tax rate for the first quarter of fiscal 2007 differs from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. Our effective tax rate for the first quarter of fiscal 2006 differs from the federal statutory rate primarily as a result of state income taxes and changes in our valuation allowance for deferred tax assets. If we had never been required to record a valuation allowance against our net deferred tax asset, our effective tax rate would have been approximately 40% for the sixteen weeks ended May 23, 2005.
     As a result of our net operating loss (“NOL”) carryforwards, tax credit carryforwards and expected favorable book/tax differences from depreciation and amortization, we expect that our cash requirements for U.S. federal and state income taxes will approximate 2.0% of our taxable earnings in fiscal 2007 and until such time that our various NOLs and credits are utilized. The 2.0% rate results primarily from alternative minimum tax (“AMT”), under which 10% of taxable earnings cannot be offset by NOL carryforwards and is subject to the AMT rate of 20%. The actual cash requirements for income taxes could vary significantly from our expectations for a number of reasons, including, but not limited to, unanticipated fluctuations in our deferred tax assets and liabilities, unexpected gains from significant transactions, unexpected outcomes of income tax audits, and changes in tax law. We expect to continue to incur foreign taxes on our income earned outside the U.S.
Liquidity and Capital Resources
     We currently finance our business through cash flow from operations and borrowings under our credit facility. We believe our most significant cash use during the next 12 months will be for capital expenditures. Based on our current capital spending projections, we expect capital expenditures for fiscal 2007 to be between $90,000 and $100,000. We amended and restated the Facility on June 2, 2004, and amended the Facility again on November 4, 2004 and April 21, 2005 (see below). We anticipate that existing cash balances, borrowing capacity under the Facility, and cash provided by operations will be sufficient to service existing debt and to meet our operating and capital requirements for at least the next 12 months. We have no potential mandatory payments of principal on our $105,000 of 4% Convertible Subordinated Notes due 2023 until October 1, 2008.
     We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of May 22, 2006, our current ratio was 0.94 to 1.
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
     During the sixteen weeks ended May 22, 2006, we voluntarily prepaid $3,000 of the $230,000 term loan, in addition to the $251 regularly scheduled principal payment. As of May 22, 2006, we had (i) borrowings outstanding under the term loan portion of the Facility of $95,497, (ii) borrowings outstanding under the revolving portion of the Facility of $1,500, (iii) outstanding letters of credit under the revolving portion of the Facility of $58,563, and (iv) availability under the revolving portion of the Facility of $89,937. Subsequent to May 22, 2006, we voluntarily prepaid an additional $16,000 on our term loan, reducing the balance to $79,497.

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
     As of May 22, 2006, the applicable interest rate on the term loan was LIBOR plus 2.00%, or 7.125%, per annum. For the revolving loan portion of the Facility, the applicable rate was Prime plus 1.00%, or 9.00%, per annum. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for LIBOR revolving loans, which is currently 2.25% per annum.
     The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the $371 of interest rate cap premiums is recognized quarterly in interest expense in our accompanying Condensed Consolidated Statements of Income. During the sixteen weeks ended May 22, 2006 and May 23, 2005, we recorded interest income of $89 and interest expense of $47, respectively, to adjust the carrying value of the interest rate cap premiums to their fair values. The fair values of the interest rate cap premiums is included in other assets, net, in our accompanying Condensed Consolidated Balance Sheets, and was $145 and $56 at May 22, 2006 and January 31, 2006, respectively. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
     The Facility permits us to repurchase our common stock and/or pay cash dividends in an aggregate amount up to approximately $48,900 as of May 22, 2006. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in the agreement) during the term of the Facility.
     Subject to the terms of the Facility, we may make annual capital expenditures in the amount of $45,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in the agreement) in excess of $110,000. We may also carry forward certain unused capital expenditure amounts to the following year. Based on these terms, and assuming that Adjusted EBITDA in fiscal 2007 is equal to Adjusted EBITDA in fiscal 2006, the Facility would permit us to make capital expenditures of $108,252 in fiscal 2007, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above.
     The Facility contains financial performance covenants, which include a minimum Adjusted EBITDA requirement, a minimum fixed charge coverage ratio, and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of May 22, 2006.
     The full text of the contractual requirements imposed by the Facility is set forth in the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, and the amendments thereto, which we have filed with the Securities and Exchange Commission, and in the ancillary loan documents described therein. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events of default, including, but not limited to, if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default on other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only upon certain events of default under the Facility), our 2023 Convertible Notes (described below) may also become accelerated under certain circumstances and after all cure periods have expired.
     The 2023 Convertible Notes bear interest at 4.0% annually, payable in semiannual installments due April 1 and October 1 each year, are unsecured general obligations of ours, and are contractually subordinate in right of payment to certain other of our obligations, including the Facility. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
value plus accrued interest. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. As of May 22, 2006, the 2023 Convertible Notes are convertible into our common stock at a conversion price of approximately $8.79 per share, based on a conversion rate of 113.8160 shares per $1 of the notes. The 2023 Convertible Notes will remain convertible throughout the remainder of their term.
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
     Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, we are allowed to repurchase up to $20,000 of our common stock. During the sixteen weeks ended May 22, 2006, we repurchased and retired 120,200 shares of our common stock at an average price of $16.60 per share, for a total cost, including trading commissions, of $1,999. Based on the Board of Directors’ authorization and the amount of cumulative repurchase of our common stock that we have already made thereunder, we are permitted to make additional repurchases of our common stock up to $8,444 under the Stock Repurchase Plan as of May 22, 2006. In order to facilitate future repurchases of our common stock under the Stock Repurchase Plan, our Board of Directors authorized, and we implemented, a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act that allows us to repurchase $2,000 of our common stock in the open market each fiscal quarter during the period beginning November 8, 2005 and ending January 29, 2007, for a total of $10,000. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
     During the sixteen weeks ended May 23, 2005, we announced our Board of Directors’ declaration of a cash dividend of $0.04 per share of our common stock and we further announced our intention to pay a regular quarterly cash dividend. During the sixteen weeks ended May 22, 2006, we declared cash dividends of $0.04 per share of common stock, for a total of $2,394. Dividends payable of $2,394 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of May 22, 2006 and January 31, 2006. The dividends declared during the sixteen weeks ended May 22, 2006 were subsequently paid on June 14, 2006.
     During the sixteen weeks ended May 22, 2006, cash provided by operating activities was $46,952, an increase of $7,050 or 17.7% from the prior year comparable period. Net income for the sixteen weeks ended May 22, 2006 was $169 higher than net income for the prior year comparable period. In addition, the current period included significantly more non-cash charges than the prior year period, primarily deferred income taxes of $10,020 and share-based compensation expense of $1,770, which were partially offset by lower depreciation and amortization and a reduction in the estimated liability for closing restaurants and the estimated liability for self-insurance. Working capital account balances, including accounts receivable and accounts payable, can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.
     Cash used in investing activities during the sixteen weeks ended May 22, 2006 totaled $34,019, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, and collections on notes receivable.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Capital expenditures for the sixteen weeks ended May 22, 2006 and May 23, 2005 were as follows:

	May 22,	May 23,
	2006	2005
New restaurants (including restaurants under development)
Carl’s Jr.	$2,548	$3,573
Hardee’s	928	3,186
La Salsa	73	216
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	910	1,672
Hardee’s	2,011	2,445
La Salsa	144	19
Other restaurant additions
Carl’s Jr.	2,382	2,710
Hardee’s	21,081	7,192
La Salsa	175	107
Corporate/other	4,383	4,101

Total	$34,635	$25,221

     Capital expenditures for the sixteen weeks ended May 22, 2006, increased $9,414, or 37.3%, over the comparable prior year period mainly due to the acquisition of real property at 36 restaurant locations that we had previously leased from a commercial lessor, partially offset by decreases in new construction and remodels.
     Cash used in financing activities during the sixteen weeks ended May 22, 2006 was $11,412, which principally consisted of repayment of $3,251 of term loans under our Facility (of which $3,000 represented voluntary prepayment thereof), net repayments of $6,500 under the revolving portion of our Facility, repayment of $1,420 of capital lease obligations, payment of $2,394 of dividends, payment of $1,999 for the repurchase of common stock partially offset by a $2,768 increase in our bank overdraft position (which is generally not a significant source or use of cash over the long term), and receipts from the exercise of stock options of $1,153.
Contractual Obligations
     We enter into purchasing contracts and pricing arrangements to control costs for commodities and other items that are subject to price volatility. We also enter into contractual commitments for marketing and sponsorship arrangements. These arrangements, in addition to any unearned supplier funding and distributor inventory obligations, result in unconditional purchase obligations, which totaled $54,835 as of May 22, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)
Interest Rate Risk
     Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. As of May 22, 2006, we had $96,997 of borrowings and $58,563 of letters of credit outstanding under the Facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $970. The estimated reduction is based upon the outstanding balance of the borrowings under the Facility and the weighted-average interest rate for the quarter and assumes no change in the volume, index or composition of debt as in effect on May 22, 2006. As of May 22, 2006, a hypothetical increase of 100 basis points in short-term interest rates would also cause the fair value of our convertible subordinated notes due 2023 to decrease approximately $2,711. The decrease in fair value was determined by discounting the projected cash flows assuming redemption on October 1, 2008.
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
Derivative Financial Instruments
     On July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the $371 of interest rate cap premiums will be recognized quarterly in interest expense in the consolidated statement of income. During the sixteen weeks ended May 22, 2006, we recorded interest income of $89 to increase the carrying value of the interest rate cap premiums to their fair value of $145 at May 22, 2006. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 22, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 22, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information.
Item 1. Legal Proceedings.
     See Note 14 for information regarding legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(Dollars in thousands, except per share amounts)
Issuer Purchase of Equity Securities
     Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, we are allowed to repurchase up to $20,000 of our common stock. During the sixteen weeks ended May 22, 2006, we repurchased 120,200 shares of our common stock at an average price of $16.60 per share, for a total cost, including trading commissions, of $1,999. Based on the Board of Directors’ authorization and the amount of cumulative repurchase of our common stock that we have already made thereunder, we are permitted to make additional repurchases of our common stock up to $8,444 under the Stock Repurchase Plan as of May 22, 2006. In order to facilitate future repurchases of our common stock under the Stock Repurchase Plan, our Board of Directors authorized, and we implemented, a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act that allows us to repurchase $2,000 of our common stock in the open market each fiscal quarter during the period beginning November 8, 2005 and ending January 29, 2007, for a total of $10,000. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
     The following table provides information as of May 22, 2006, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
				Maximum
				Dollar
				Value of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total	Price	of Publicly	Under the
	Number of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
January 31, 2006 — February 27, 2006	29,600	$16.39	29,600	$9,957
February 28, 2006 — March 27, 2006	29,900	17.12	29,900	9,444
March 28, 2006 — April 24, 2006	28,900	16.88	28,900	8,955
April 25, 2006 — May 22, 2006	31,800	16.05	31,800	8,444

Total	120,200	$16.60	120,200	$8,444

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

CKE RESTAURANTS, INC. (Registrant)

Date: June 26, 2006	/s/ Theodore Abajian

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