Form 10-Q
period 2006-08-14
CKE RESTAURANTS INC
filed 2006-09-19
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 14, 2006
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
     (Check one):   Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 6, 2006, 68,281,408 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	August 14, 2006	January 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$22,066	$21,343
Accounts receivable, net of allowance for doubtful accounts of $1,742 as of August 14, 2006 and $2,833 as of January 31, 2006	35,473	36,153
Related party trade receivables	5,316	4,987
Inventories, net	21,645	20,953
Prepaid expenses	12,057	13,101
Assets held for sale	2,462	—
Advertising fund assets, restricted	17,513	17,226
Deferred income tax assets, net	29,402	31,413
Other current assets	4,316	2,251

Total current assets	150,250	147,427
Notes receivable, net of allowance for doubtful accounts of $3,095 as of August 14, 2006 and $6,257 as of January 31, 2006	2,765	1,968
Property and equipment, net of accumulated depreciation and amortization of $446,148 as of August 14, 2006 and $431,002 as of January 31, 2006	469,356	460,083
Property under capital leases, net of accumulated amortization of $44,374 as of August 14, 2006 and $43,183 as of January 31, 2006	27,002	29,364
Deferred income tax assets, net	98,510	117,770
Goodwill	22,649	22,649
Other assets, net	21,452	25,519

Total assets	$791,984	$804,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$7,110	$9,247
Current portion of capital lease obligations	5,162	4,960
Accounts payable	59,020	53,883
Advertising fund liabilities	17,513	17,226
Other current liabilities	87,230	89,556

Total current liabilities	176,035	174,872
Bank indebtedness and other long-term debt, less current portion	79,386	98,731
Convertible subordinated notes due 2023	53,580	105,000
Capital lease obligations, less current portion	43,570	46,724
Other long-term liabilities	58,656	57,072

Total liabilities	411,227	482,399

Commitments and contingencies (Notes 6 and 14)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 64,404 shares issued and outstanding as of August 14, 2006; 59,803 shares issued and outstanding as of January 31, 2006	644	598
Additional paid-in capital	503,934	472,834
Unearned compensation on restricted stock	—	(1,816)
Accumulated deficit	(123,821)	(149,235)

Total stockholders’ equity	380,757	322,381

Total liabilities and stockholders’ equity	$791,984	$804,780

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 14, 2006	August 15, 2005	August 14, 2006	August 15, 2005
Revenue:
Company-operated restaurants	$300,202	$286,643	$691,247	$658,131
Franchised and licensed restaurants and other	75,763	73,140	173,276	167,561

Total revenue	375,965	359,783	864,523	825,692

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	85,518	84,800	197,387	192,815
Payroll and employee benefits	87,193	82,538	201,337	195,748
Occupancy and other	64,067	63,443	147,230	148,624

Total restaurant operating costs	236,778	230,781	545,954	537,187
Franchised and licensed restaurants and other	55,253	56,294	130,030	129,127
Advertising	17,135	17,091	39,955	40,082
General and administrative	32,517	39,914	78,106	79,885
Facility action charges, net	974	2,494	3,536	3,054

Total operating costs and expenses	342,657	346,574	797,581	789,335

Operating income	33,308	13,209	66,942	36,357
Interest expense	(5,063)	(5,223)	(12,112)	(12,596)
Conversion inducement expense	(3,599)	—	(3,599)	—
Other income, net	1,178	918	1,549	1,781

Income before income taxes	25,824	8,904	52,780	25,542
Income tax expense	11,608	456	22,396	1,095

Net income	$14,216	$8,448	$30,384	$24,447

Basic income per common share	$0.24	$0.14	$0.51	$0.41

Diluted income per common share	$0.20	$0.13	$0.44	$0.37

Dividends per common share	$0.04	$0.04	$0.08	$0.08

Weighted-average common shares outstanding:
Basic	59,850	59,479	59,754	58,935
Dilutive effect of stock options, warrants, convertible notes and restricted stock	12,941	14,107	13,257	14,611

Diluted	72,791	73,586	73,011	73,546

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Twenty-Eight Weeks Ended August 14, 2006
	Common Stock					Treasury Stock
				Unearned
			Additional	Compensation				Total
			Paid-In	On Restricted	Accumulated			Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Shares	Amount	Equity
Balance at January 31, 2006	59,803	$598	$472,834	$(1,816)	$(149,235)	—	$—	$322,381
Cash dividends declared ($0.08 per share)	—	—	—	—	(4,970)	—	—	(4,970)
Reclassification of unearned compensation pursuant to SFAS 123R adoption	—	—	(1,816)	1,816	—	—	—	—
Exercise of stock options	290	3	2,384	—	—	—	—	2,387
Conversion of 2023 Convertible Notes into common stock	5,852	59	50,571	—	—	—	—	50,630
Tax benefit from exercise of stock options	—	—	1,019	—	—	—	—	1,019
Share-based compensation	—	—	2,925	—	—	—	—	2,925
Repurchase of common stock	—	—	—	—	—	(1,541)	(23,999)	(23,999)
Retirement of treasury stock	(1,541)	(16)	(23,983)	—	—	1,541	23,999	—
Net income	—	—	—	—	30,384	—	—	30,384

Balance at August 14, 2006	64,404	$644	$503,934	$—	$(123,821)	—	$—	$380,757

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Eight Weeks Ended
	August 14, 2006	August 15, 2005
Cash flows from operating activities:
Net income	$30,384	$24,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,700	35,909
Amortization of loan fees	1,778	1,885
Share-based compensation expense	2,925	11
Provision for (recovery of) losses on accounts and notes receivable	294	(499)
Loss on sales of property and equipment, capital leases and extinguishment of debt	989	1,821
Facility action charges, net	3,536	3,054
Deferred income taxes	21,271	97
Other non-cash (credits) charges	(47)	51
Change in estimated liability for closing restaurants and estimated liability for self-insurance	(2,086)	(3,082)
Net change in refundable income taxes	2	644
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	(2,610)	(437)
Net change in accounts payable and other current and long-term liabilities	8,525	3,822

Net cash provided by operating activities	97,661	67,723

Cash flows from investing activities:
Purchases of property and equipment	(56,089)	(39,608)
Proceeds from sales of property and equipment	13,475	5,382
Collections on notes receivable	1,112	437
Other investing activities	35	193

Net cash used in investing activities	(41,467)	(33,596)

Cash flows from financing activities:
Net change in bank overdraft	(5,164)	(4,706)
Borrowings under revolving credit facility	52,500	105,000
Repayments of borrowings under revolving credit facility	(54,500)	(118,500)
Repayment of credit facility term loan	(19,454)	(16,139)
Repayment of other long-term debt	(73)	(102)
Borrowing by consolidated variable interest entity	46	53
Repayments of capital lease obligations	(2,649)	(2,873)
Payment of deferred loan fees	—	(100)
Repurchase of common stock	(23,999)	—
Exercise of stock options and warrants	2,387	6,966
Tax benefit from exercise of stock options	223	—
Dividends paid on common stock	(4,788)	(2,361)

Net cash used in financing activities	(55,471)	(32,762)

Net increase in cash and cash equivalents	723	1,365
Cash and cash equivalents at beginning of period	21,343	18,432

Cash and cash equivalents at end of period	$22,066	$19,797

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,362	$10,959

Income taxes, net of refunds received	$558	$1,120

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$188	$199

Dividends declared, not paid	$2,576	$2,379

Capital lease obligations incurred to acquire assets	$—	$344

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
     Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are located in California, primarily in dual-branded Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California. As of August 14, 2006, our system-wide restaurant portfolio consisted of:

	Carl's Jr.	Hardee's	La Salsa	Other	Total
Company-operated	394	701	55	1	1,151
Franchised and licensed	678	1,244	43	15	1,980

Total	1,072	1,945	98	16	3,131

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
     Prior year amounts in the accompanying Condensed Consolidated Financial Statements have been reclassified to conform to current year presentation.
Variable Interest Entities
     As required by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, we consolidate one franchise entity that operates five Hardee’s restaurants since we have concluded that we are the primary beneficiary of this variable interest entity (“VIE”). The assets and liabilities of this VIE have been included in our accompanying Condensed Consolidated Balance Sheets and are not significant to our consolidated financial position. The operating results of this VIE have been included in our accompanying Condensed Consolidated Statements of Income for the twelve and twenty-eight weeks ended August 14, 2006 and August 15, 2005, and are not significant to our consolidated results of operations.
     We also consolidate a national and several local co-operative advertising funds (“Hardee’s Funds”). We have included $17,513 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheet as of August 14, 2006, and $17,226 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheet as of January 31, 2006. Advertising fund assets, restricted, are comprised primarily of cash and receivables. Advertising fund liabilities are comprised primarily of accounts payable and deferred obligations. The Hardee’s Funds have been included in our accompanying Condensed Consolidated Statements of Income for the twelve and twenty-eight weeks ended August 14, 2006 and August 15, 2005, on a net basis, whereby, in accordance with Statement of Financial Accounting Standards (“SFAS”) 45, Accounting for Franchise Fee Revenue, we do not reflect franchisee contributions as revenue, but rather as an offset to reported advertising expenses.
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
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition, in the financial statements, of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, which for us is the beginning of fiscal 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial position and results of operations.
     In March 2006, the FASB ratified Emerging Issues Task Force (“EITF”) consensus 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). This EITF addresses the presentation of taxes in the income statement. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006, which for us is the first quarter of fiscal 2008. We are currently evaluating the impact of EITF 06-3 on our consolidated financial position and results of operations.
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
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. Previously, GAAP required that the cumulative effect of most changes in accounting principles be recognized in the period of the change. SFAS 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements.

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
Note 4 — Share-Based Compensation
     As of the beginning of fiscal 2007, we adopted SFAS 123R using the modified prospective approach. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. In addition, under the modified prospective approach, SFAS 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to awards vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period. Therefore, the amount of compensation costs to be recognized over the requisite service period on a prospective basis after January 31, 2006 will include: (i) previously unrecognized compensation cost for all share-based payments granted prior to, but not yet vested as of, January 31, 2006 based on their fair values measured at the grant date, (ii) compensation cost of all share-based payments granted subsequent to January 31, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to January 31, 2006 measured as of the date of such modification.
     When recording compensation cost for equity awards, SFAS 123R requires companies to estimate at the date of grant the number of equity awards granted that are expected to be forfeited and to subsequently adjust the estimated forfeitures to reflect actual forfeitures.
     For tax purposes, we expect to be entitled to a tax deduction, subject to certain limitations, based on the fair value of certain equity awards when the restrictions lapse or stock options are exercised. SFAS 123R requires that compensation cost be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. The cumulative compensation cost recognized for equity awards pursuant to SFAS 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS 109, Accounting for Income Taxes. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase to additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless we have an available additional paid-in capital pool (“APIC Pool”), as defined pursuant to SFAS 123R. We are required to assess whether there is an available APIC Pool when the restrictions lapse or stock options are exercised or expire.
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
     The incremental pre-tax share-based compensation expense recognized pursuant to the adoption of SFAS 123R for the twelve and twenty-eight weeks ended August 14, 2006 was $1,016 and 2,582, respectively. This incremental pre-tax share-based compensation expense had the following effects on the accompanying Condensed Consolidated Statements of Income for the periods ended August 14, 2006:

	Twelve Weeks	Twenty-Eight Weeks
Decrease in income before income taxes	$1,016	$2,582
Decrease in net income	612	1,554
Decrease in basic net income per common share	$0.01	$0.02
Decrease in diluted net income per common share	0.01	0.02

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     Total share-based compensation expense recognized under SFAS 123R, including the incremental pre-tax share-based compensation expense above, was $1,155 and $2,925, with associated tax benefits of $454 and $1,164, respectively, and was included in general and administrative expense in our accompanying Condensed Consolidated Statements of Income for the twelve and twenty-eight weeks ended August 14, 2006.
     Prior to January 31, 2006, we accounted for share-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS 123, and accordingly, did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant.
     Had the fair value-based method prescribed by SFAS 123 been applied, additional compensation expense would have been recognized for the periods ended August 15, 2005, and the effect on net income and net income per share would have been as follows:

	Twelve Weeks	Twenty-Eight Weeks
Net income, as reported	$8,448	$24,447
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	10	10
Deduct: Total share-based employee compensation expense determined under fair value based method, net of related tax effects	(933)	(2,442)

Net income — pro forma	$7,525	$22,015

Net income per common share:
Basic — as reported	$0.14	$0.41
Basic — pro forma	0.13	0.37
Diluted — as reported	0.13	0.37
Diluted — pro forma	0.12	0.34
   Employee Stock Purchase Plan
     In fiscal 1996, our stockholders approved an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, up to 3,907,500 shares of our common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their eligible compensation. The ESPP is considered to be a noncompensatory plan under SFAS 123R.
   Stock Incentive Plans
     The 2005 Omnibus Incentive Compensation Plan (“2005 Plan”) was approved by our stockholders in June 2005 and is an “omnibus” stock plan consisting of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock grants, stock appreciation rights and stock units. Participants in the 2005 Plan may be granted any one of the equity awards or any combination thereof, as determined by a committee of the Board of Directors. A total of 2,500,000 shares were initially available for grant under the 2005 Plan. Options generally have a term of ten years from the date of grant and vest as prescribed by the committee that is authorized to administer the 2005 Plan. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. The terms of a restricted stock award may require the participant to pay a purchase price for the shares, or the committee may provide that no payment is required. The 2005 Plan will terminate on March 22, 2015, unless the Board of Directors, at its discretion, terminates the Plan at an earlier date. During fiscal 2006, 155,000 restricted stock awards were granted to certain executive officers and directors with an exercise price of $0 per share. The difference between the market price of the underlying common stock on the date of grant and the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
exercise price of restricted stock awards was initially recorded as unearned compensation on restricted stock within the stockholders’ equity section of our accompanying Condensed Consolidated Balance Sheet and was being subsequently amortized over the vesting period. The balance of unearned compensation related to the unearned portion of these awards was eliminated against additional paid-in capital upon our adoption of SFAS 123R as of the beginning of fiscal 2007. As of August 14, 2006, 1,700,000 shares are available for future grants of options or other awards under the 2005 Plan.
     Our 2001 Stock Incentive Plan (“2001 Plan”) was approved by our Board of Directors in September 2001. The 2001 Plan has been established as a “broad based plan” as defined by the New York Stock Exchange, whereby at least a majority of the options awarded under the 2001 Plan must be awarded to employees of CKE who are not executive officers or directors within the first three years of the 2001 Plan’s existence. Awards granted to eligible employees under the 2001 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of ten years from the date of grant. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. As of August 14, 2006, 86,873 shares are available for future grants of options or other awards under the 2001 Plan.
     Our 1999 Stock Incentive Plan (“1999 Plan”) was approved by stockholders in June 1999 and amended and again approved in June 2000. Awards granted to eligible employees under the 1999 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of ten years from the date of grant, except for five years from the date of grant in the case of incentive stock options granted to 10% or greater stockholders of CKE. Options are generally at a price equal to or greater than the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater stockholders of CKE may not be granted at less than 110% of the fair market value of the common stock on the date of grant. As of August 14, 2006, 627,244 shares are available for future grants of options or other awards under the amended 1999 Plan, with such amount of available shares increased by 350,000 shares on the date of each annual meeting of stockholders.
     Our 1994 Stock Incentive Plan expired in April 1999. Options generally had a term of five years from the date of grant for the non-employee directors and ten years from the date of grant for employees, became exercisable at a rate of 33 1/3% per year following the grant date and were priced at the fair market value of the shares on the date of grant. As of August 14, 2006, there were no shares available for future grants of options or other awards under this plan.
     In general, our stock incentive plans have a term of ten years and vest over a period of three years. We generally issue new shares of common stock for option exercises. The grant date fair value is calculated using a Black-Scholes option valuation model.
     The weighted-average assumptions used for grants in the twelve and twenty-eight weeks ended August 14, 2006 and August 15, 2005, are as follows:

	August 14, 2006	August 15, 2005
Annual dividend yield	1.13%	1.26%
Expected volatility	50.2%	65.4%
Risk-free interest rate (matched to the expected term of the outstanding option)	4.95%	4.15%
Expected life of all options outstanding (years)	6.05	5.22
Weighted-average fair value of each option granted	$7.82	$7.14

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The assumptions used to determine the fair value of each option granted are highly subjective. Changes in the assumptions used would increase (decrease) the fair value of the options granted in the twelve and twenty-eight weeks ended August 14, 2006 and August 15, 2005 as follows:

Change in Assumption	August 14, 2006	August 15, 2005
10% increase in expected volatility	$1.02	$0.85
1% increase in risk-free interest rate	0.23	0.15
1 year increase in expected life of all options outstanding	0.46	0.50
10% decrease in expected volatility	(1.10)	(0.92)
1% decrease in risk-free interest rate	(0.24)	(0.15)
1 year decrease in expected life of all options outstanding	(0.55)	(0.61)
     Transactions under all plans for the twenty-eight weeks ended August 14, 2006, are as follows:
   Stock options outstanding:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at January 31, 2006	6,162,082	$12.08	5.67
Granted	51,000	15.98
Exercised	(290,232)	8.25
Forfeited	(43,320)	12.51
Expired	(53,256)	17.87

Outstanding at August 14, 2006	5,826,274	$12.25	5.07	$24,418

Exercisable at August 14, 2006	4,607,769	$11.98	4.07	$22,563

Expected to vest at August 14, 2006	1,135,421	$13.24	8.85	$1,743

   Restricted stock awards:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Restricted stock awards at January 31, 2006	150,000	$13.33

Granted	—
Awards vested	(10,001)	$13.68

Forfeited	(5,000)	$13.53

Restricted stock awards at August 14, 2006	134,999	$13.29

     The aggregate intrinsic value of the stock options exercised during the twelve weeks ended August 14, 2006 and August 15, 2005 was $1,094 and $1,343, respectively. The aggregate intrinsic value of the stock options exercised during the twenty-eight weeks ended August 14, 2006 and August 15, 2005 was $2,119 and $15,938, respectively. As of August 14, 2006, there was $6,473 of unamortized compensation expense related to stock options. We expect to recognize this expense over a weighted-average period of 1.16 years. As of August 14, 2006, there was $1,294 of unrecognized compensation expense related to restricted stock awards. We expect to recognize this expense over a weighted-average period of 1.28 years.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Note 5 — Other Assets
Other assets as of August 14, 2006 and January 31, 2006 consist of the following:

	August 14,	January 31,
	2006	2006
Intangible assets (see below)	$16,035	$16,836
Deferred financing costs	3,027	5,708
Net investment in lease receivables, less current portion	637	748
Other	1,753	2,227

	$21,452	$25,519

     As of August 14, 2006 and January 31, 2006, intangible assets with finite useful lives were primarily comprised of intangible assets obtained through our acquisition of Santa Barbara Restaurant Group in fiscal 2003 and our Hardee’s acquisition transactions in fiscal 1999 and 1998. Such intangible assets have amortization periods ranging from three to 20 years and are included in other assets, net, in our accompanying Condensed Consolidated Balance Sheets.
     The table below presents identifiable, definite-lived intangible assets as of August 14, 2006 and January 31, 2006:

	Weighted-	August 14, 2006			January 31, 2006
	Average	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangible Asset	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	20	$17,171	$(3,827)	$13,344	$17,171	$(3,365)	$13,806
Franchise agreements	20	1,780	(376)	1,404	1,780	(328)	1,452
Favorable lease agreements	16	3,669	(2,382)	1,287	4,034	(2,456)	1,578

		$22,620	$(6,585)	$16,035	$22,985	$(6,149)	$16,836

     Amortization expense related to identifiable, definite-lived intangible assets was $284 and $676 for the twelve and twenty-eight weeks ended August 14, 2006, respectively, and was $362 and $856 for the twelve and twenty-eight weeks ended August 15, 2005, respectively.
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
     During the twelve and twenty-eight weeks ended August 14, 2006, we voluntarily prepaid $16,000 and $19,000, respectively, of the $230,000 term loan, in addition to $454 of regularly scheduled principal payments for the twenty-eight weeks ended August 14, 2006. As of August 14, 2006, we had (i) borrowings outstanding under the term loan portion of the Facility of $79,295, (ii) borrowings outstanding under the revolving portion of the Facility of $6,000, (iii) outstanding letters of credit under the revolving portion of the Facility of $58,563, and (iv) availability under the revolving portion of the Facility of $85,437. Subsequent to August 14, 2006, we voluntarily prepaid an additional $8,000 on our term loan, reducing the balance to $71,295.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     As of August 14, 2006, the applicable interest rate on the term loan was the London Inter Bank Offering Rate (“LIBOR”) plus 2.00%, or 7.375%, per annum. For the revolving loan portion of the Facility, the applicable rate was Prime plus 1.00%, or 9.25%, per annum. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for LIBOR revolving loans, which is currently 2.25% per annum.
     The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the interest rate cap premiums is recognized quarterly in interest expense in our Consolidated Statements of Income. We recorded interest expense of $23 and interest income of $66 during the twelve and twenty-eight weeks ended August 14, 2006, respectively, and interest income of $12 and interest expense of $35 during the twelve and twenty-eight weeks ended August 15, 2005, respectively, to adjust the carrying value of the interest rate cap premiums to their fair values. The fair values of the interest rate cap premiums are included in other assets, net, in our accompanying Condensed Consolidated Balance Sheets, and were $122 and $56 at August 14, 2006 and January 31, 2006, respectively. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. However, if we were to continue to make voluntary prepayments on the term loan, the outstanding principal balance could drop below the notional amount of our existing interest rate caps.
     The Facility permits us to repurchase our common stock and/or pay cash dividends in an aggregate amount up to $88,944 as of August 14, 2006. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in the agreement) during the term of the Facility. Based on the amount of cumulative repurchase of our common stock and payment of cash dividends, we are permitted to make additional common stock repurchases and/or cash dividend payments of $43,479, as of August 14, 2006.
     Subject to the terms of the Facility, we may make annual capital expenditures in the amount of $45,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in the agreement) in excess of $110,000. We may also carry forward certain unused capital expenditure amounts to the following year. Based on these terms, and assuming that Adjusted EBITDA in fiscal 2007 is equal to Adjusted EBITDA in fiscal 2006, the Facility would permit us to make capital expenditures of $108,276 in fiscal 2007, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above.
     The Facility contains financial performance covenants, which include a minimum Adjusted EBITDA requirement, a minimum fixed charge coverage ratio, and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of August 14, 2006.
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
     During the twelve and twenty-eight weeks ended August 14, 2006, in response to unsolicited offers from the holders of $51,420 of the 2023 Convertible Notes, we made cash payments to the holders, comprised of accrued interest through the dates of conversion and $3,599 as an inducement for the holders to convert and in lieu of payment of future interest on the converted notes. Pursuant to their terms, these notes converted into an aggregate of 5,852,414 shares of our common stock. The inducement of $3,599 is included in conversion inducement expense in our accompanying Condensed Consolidated Statements of Income for the twelve and twenty-eight weeks ended August 14, 2006. As a result of these conversions, bank indebtedness and other long-term debt decreased $51,420; other assets, net, decreased $790; common stock increased $59; and additional paid-in capital increased $50,571.
     Subsequent to August 14, 2006, in response to additional unsolicited offers, we made cash payments to the holders of $33,838 of the 2023 Convertible Notes, comprised of accrued interest through the dates of conversion and $2,488 as an inducement for the holders to convert their notes into 3,851,304 shares of our common stock. On a cumulative basis, the holders of $85,258 of the 2023 Convertible Notes have converted their notes into our common stock. The remaining $19,742 of the 2023 Convertible Notes are convertible into our common stock at a conversion price of approximately $8.79 per share, based on a conversion rate of 113.8160 shares per $1 of the notes.
     The terms of the Facility are not dependent on any change in our credit rating. We believe the key Company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flows from operations, asset collateral bases and the level of our equity capital relative to our debt obligations. In addition, as noted above, our existing debt agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.
     Interest expense consisted of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 14, 2006	August 15, 2005	August 14, 2006	August 15, 2005
Facility	$1,577	$1,650	$3,867	$3,919
Capital lease obligations	1,301	1,450	3,039	3,381
2023 Convertible Notes	934	969	2,226	2,261
Amortization of loan fees	762	795	1,778	1,885
Write-off of unamortized loan fees, term loan due July 2, 2008	140	4	171	229
Letter of credit fees and other	349	355	1,031	921

	$5,063	$5,223	$12,112	$12,596

Note 7 — Facility Action Charges, Net
     The following transactions have been recorded in our accompanying Condensed Consolidated Statements of Income as facility action charges, net:
(i)	impairment of long-lived assets for under-performing restaurants to be disposed of or held and used;

(ii)	store closure costs, including sublease of closed facilities at amounts below our primary lease obligation;

(iii)	gain/(loss) on the sale of restaurants; and

(iv)	amortization of discount related to estimated liability for closing restaurants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The components of facility action charges, net are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 14, 2006	August 15, 2005	August 14, 2006	August 15, 2005
Carl’s Jr.
Unfavorable dispositions of leased and fee surplus properties, net	$445	$415	$1,112	$491
Impairment of assets to be held and used	8	394	44	775
Gain on sales of restaurants and surplus properties, net	(838)	(6)	(829)	(512)
Amortization of discount related to estimated liability for closing restaurants	53	51	131	124

	(332)	854	458	878

Hardee’s
New decisions regarding closing restaurants	145	567	1,921	744
Favorable dispositions of leased and fee surplus properties, net	(189)	(345)	(123)	(544)
Impairment of assets to be disposed of	266	—	452	8
Impairment of assets to be held and used	232	537	236	641
(Gain) loss on sales of restaurants and surplus properties, net	(497)	425	(1,098)	227
Amortization of discount related to estimated liability for closing restaurants	127	140	279	395

	84	1,324	1,667	1,471

La Salsa and Other
New decisions regarding closing restaurants	—	—	—	157
Unfavorable dispositions of leased and fee surplus properties, net	149	11	138	80
Impairment of assets to be held and used	1,015	167	1,054	243
Loss on sales of restaurants and surplus properties, net	56	136	215	217
Amortization of discount related to estimated liability for closing restaurants	2	2	4	8

	1,222	316	1,411	705

Total
New decisions regarding closing restaurants	145	567	1,921	901
Unfavorable dispositions of leased and fee surplus properties, net	405	81	1,127	27
Impairment of assets to be disposed of	266	—	452	8
Impairment of assets to be held and used	1,255	1,098	1,334	1,659
(Gain) loss on sales of restaurants and surplus properties, net	(1,279)	555	(1,712)	(68)
Amortization of discount related to estimated liability for closing restaurants	182	193	414	527

	$974	$2,494	$3,536	$3,054

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The following table summarizes the activity in our estimated liability for closing restaurants for the twenty-eight weeks ended August 14, 2006:

			La Salsa
	Carl's Jr.	Hardee's	and Other	Total
Balance at January 31, 2006	$3,615	$9,865	$120	$13,600
New decisions regarding closing restaurants	—	1,921	—	1,921
Usage	(673)	(1,870)	(4)	(2,547)
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	1,112	(123)	138	1,127
Amortization of discount	131	279	4	414

Balance at August 14, 2006	4,185	10,072	258	14,515
Less current portion, included in other current liabilities	1,241	2,995	184	4,420

Long-term portion, included in other long-term liabilities.	$2,944	$7,077	$74	$10,095

Note 8 — Income Taxes
     Income tax expense consisted of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 14, 2006	August 15, 2005	August 14, 2006	August 15, 2005
Foreign income taxes	$297	$212	$622	$466
Federal and state income taxes	11,311	244	21,774	629

Income tax expense	$11,608	$456	$22,396	$1,095

Effective income tax rate	45.0%	5.1%	42.4%	4.3%
Our effective income tax rates for the twelve and twenty-eight weeks ended August 14, 2006 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. Our effective income tax rates for the twelve and twenty-eight weeks ended August 15, 2005 differ from the federal statutory rate primarily as a result of state income taxes and changes in our valuation allowance for deferred tax assets.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
     The table below presents the computation of basic and diluted earnings per share for the twelve and twenty-eight weeks ended August 14, 2006 and August 15, 2005:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 14, 2006	August 15, 2005	August 14, 2006	August 15, 2005
	(In thousands except per share amounts)
Net income for computation of basic earnings per share	$14,216	$8,448	$30,384	$24,447
Weighted-average shares for computation of basic earnings per share	59,850	59,479	59,754	58,935
Basic net income per share	$0.24	$0.14	$0.51	$0.41

Net income for computation of basic earnings per share	$14,216	$8,448	$30,384	$24,447
Add: Interest and amortization costs for Convertible Notes due 2023	670	1,125	1,592	2,625

Net income for computation of diluted earnings per share	$14,886	$9,573	$31,976	$27,072

Weighted-average shares for computation of basic earnings per share	59,850	59,479	59,754	58,935
Dilutive effect of stock options, warrants and restricted stock	1,432	2,296	1,495	2,800
Dilutive effect of 2023 convertible notes	11,509	11,811	11,762	11,811

Weighted-average shares for computation of diluted earnings per share	72,791	73,586	73,011	73,546

Diluted net income per share	$0.20	$0.13	$0.44	$0.37

     The following table presents the number of potentially dilutive shares, in thousands, of our common stock excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 14, 2006	August 15, 2005	August 14, 2006	August 15, 2005
Stock Options and Restricted Stock	2,442	2,499	2,154	2,115
Note 10 — Segment Information
     We are principally engaged in developing, operating and franchising our Carl’s Jr. and Hardee’s quick-service restaurants and La Salsa fast-casual restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of our segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to the Facility and 2023 Convertible Notes and conversion inducement expense related to the 2023 Convertible Notes have been allocated to Hardee’s based on the use of funds. Certain amounts that we do not believe would be proper to allocate to the operating segments are included in Other (e.g., gains or losses on sales of long-term investments and the results of operations of consolidated variable interest entities). The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006).

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Twelve Weeks Ended August 14, 2006
Revenue	$194,681	$168,706	$11,561	$1,017	$375,965
Operating income (loss)	21,571	13,303	(1,609)	43	33,308
Income (loss) before income taxes	21,019	6,061	(1,598)	342	25,824
Goodwill (as of August 14, 2006)	22,649	—	—	—	22,649

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

	Carl's Jr.	Hardee's	La Salsa	Other	Total
Twelve Weeks Ended August 15, 2005
Revenue	$185,363	$161,115	$12,060	$1,245	$359,783
Operating income (loss)	18,635	6,903	(1,242)	(11,087)	13,209
Income (loss) before income taxes	17,923	3,094	(1,236)	(10,877)	8,904
Goodwill (as of August 15, 2005)	22,649	—	—	—	22,649

	Carl's Jr.	Hardee's	La Salsa	Other	Total
Twenty-Eight Weeks Ended August 14, 2006
Revenue	$454,795	$381,336	$26,071	$2,321	$864,523
Operating income (loss)	49,240	21,100	(3,311)	(87)	66,942
Income (loss) before income taxes	47,803	8,783	(3,309)	(497)	52,780
Goodwill (as of August 14, 2006)	22,649	—	—	—	22,649

	Carl's Jr.	Hardee's	La Salsa	Other	Total
Twenty-Eight Weeks Ended August 15, 2005
Revenue	$431,402	$364,261	$27,192	$2,837	$825,692
Operating income (loss)	39,900	11,071	(3,475)	(11,139)	36,357
Income (loss) before income taxes	38,156	1,665	(3,455)	(10,824)	25,542
Goodwill (as of August 15, 2005)	22,649	—	—	—	22,649
Note 11 — Net Assets Held For Sale
     As of August 14, 2006, assets of $2,462, which represents property, net, that we intend to sell within one year were classified as held for sale in our Hardee’s operating segment. During the twelve and twenty-eight weeks ended August 14, 2006, impairment charges of $266 and $452, respectively, related to assets held for sale have been included in facility action charges, net, in our Hardee’s segment.
Note 12 — Purchase and Sale of Restaurant Assets
     During March 2006, we purchased, for aggregate consideration of $15,762, a total of 36 restaurant locations that we had previously leased from a commercial lessor. Five of these locations had previously been subleased to a Hardee’s franchisee that was operating under a temporary license agreement that was terminated in May 2006. As of August 14, 2006, we were operating 27 of these locations as company-operated restaurants, five of these locations were leased to a franchisee and operating as franchised restaurants, three of these locations were leased to third parties and one location remains vacant.
     During July 2006, we sold 38 company-operated Carl’s Jr. restaurants (36 of which are located in Oklahoma) with a net book value of $10,182 to a franchisee. We received aggregate consideration of $10,592, which included $777 in franchise fees, which are included in franchised and licensed restaurants and other revenues in our accompanying Condensed Consolidated Statements of Income for the twelve and twenty-eight weeks ended August 14, 2006. The loss related to the sale of these restaurants was $367 and is included in facility action charges, net, in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or leasehold interests in the real property related to most of those restaurant locations and also acquired a subleasehold interest in the real property related to the remaining restaurant locations.
Note 13 — Termination of Franchise Agreement
     During February 2006, we terminated our franchise agreement with a Hardee’s franchisee that operated 90 franchised restaurants as a result of its inability to remedy, on a timely basis, certain defaults under the terms of the agreement. At that time, ten of the affected restaurants were located on property that we owned and leased to the franchisee, and 51 of the affected restaurants were located on leased premises that we sublet to the franchisee. During March 2006, we purchased five additional parcels that we had previously leased from a commercial lessor and sublet to the franchisee (see Note 12). The franchisee continued to operate the affected restaurants pursuant to a temporary license agreement until May 18, 2006, when we terminated the license agreement, leases and subleases

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
and assumed full operational control of the aforementioned 61 restaurants. We immediately closed 16 of these restaurants and recorded facility action charges of $1,750 related to closing these restaurants. We purchased for $2,400 the existing equipment in the remaining 45 restaurants that we currently operate as company-operated restaurants. The former franchisee’s lenders (through a receiver) kept the remaining 29 restaurant locations, of which 12 had ceased to operate as Hardee’s restaurants as of August 14, 2006. During September 2006, we reached a preliminary agreement with the receiver, which is not binding until approved by the court, to purchase 14 of the remaining 17 restaurants. The receiver has agreed to close the remaining three restaurants during the twelve weeks ending November 6, 2006.
Note 14 — Commitments and Contingent Liabilities
     In prior years, as part of our refranchising program, we sold restaurants to franchisees. In some cases, these restaurants were on leased sites. We entered into sublease agreements with these franchisees, but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchised and licensed restaurants and other expense. As of August 14, 2006, the present value of our lease obligations under the remaining master leases’ primary terms is $116,666. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $2,345 of which $966 is reserved for in our estimated liability for closing restaurants as of August 14, 2006.
     Pursuant to the Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 6). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation obligations and general, auto and health liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of August 14, 2006, we had outstanding letters of credit of $58,563, expiring at various dates through July 2007 under the revolving portion of the Facility.
     As of August 14, 2006, we had unconditional purchase obligations in the amount of $52,760, which primarily include contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.
     We have employment agreements with certain key executives (the “Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, a pro-rata portion of the bonus in effect for the year in which the termination occurs. Additionally, all options and restricted stock granted to the affected executives which have not vested as of the date of termination would vest immediately. These Agreements have terms of three years, which renew daily, until termination. If all of these Agreements had been triggered as of August 14, 2006, we would have made payments of approximately $11,775.
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
     As of August 14, 2006, we had recorded an accrued liability for contingencies related to litigation in the amount of $1,463, which relates to certain employment, real estate and other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts.
     For several years, we offered a program whereby we guaranteed the loan obligations of certain franchisees to independent lending institutions. Franchisees have used the proceeds from such loans to acquire certain equipment and pay the costs of remodeling Carl’s Jr. restaurants. In the event a franchisee defaults under the terms of a program loan, we are obligated, within 15 days following written demand by the lending institution, to purchase such loan or assume the franchisee’s obligation thereunder by executing an assumption agreement and seeking a

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
replacement franchisee for the franchisee in default. By purchasing such loan, we may seek recovery against the defaulting franchisee. As of August 14, 2006, the principal outstanding under program loans guaranteed by us totaled approximately $537, with maturity dates ranging from 2006 through 2009. As of August 14, 2006, we had no accrued liability for expected losses under this program and were not aware of any outstanding loans being in default.
Note 15 — Stockholders’ Equity
Repurchase of Common Stock
     Pursuant to a program (the “Stock Repurchase Plan”) authorized by our Board of Directors, as modified during the twelve weeks ended August 14, 2006, we are allowed to repurchase up to an aggregate of $50,000 of our common stock. During the twelve and twenty-eight weeks ended August 14, 2006, we repurchased and retired 1,420,845 and 1,541,045 shares of our common stock at an average price of $15.45 and $15.54 per share, for a total cost, including trading commissions, of $21,999 and $23,999, respectively. Based on the Board of Directors’ authorization and the amount of cumulative repurchase of our common stock that we have already made thereunder, we are permitted to make additional repurchases of our common stock up to $16,445 under the Stock Repurchase Plan as of August 14, 2006. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which we expect to repurchase $2,000 of our common stock in the open market during each of our next two fiscal quarters. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
Dividends
     During the twenty-eight weeks ended August 14, 2006, we declared cash dividends of $0.08 per share of common stock, for a total of $4,970. Dividends payable of $2,576 and $2,394 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of August 14, 2006 and January 31, 2006, respectively. The dividends declared during the twelve weeks ended August 14, 2006 were subsequently paid on September 5, 2006.

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
     As of August 14, 2006, we had a total of 121 restaurants among our three major restaurant concepts that generated negative cash flows on a trailing one-year basis. These restaurants had combined net book values of $34,133. Included within these totals are 44 restaurants with combined net book values of $19,412 that have not been tested for impairment because they had not yet been operated for a sufficient period of time as of our most recent semi-annual asset recoverability analysis in the second quarter of fiscal 2007. If these negative cash flow restaurants were not to begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be unrecoverable and we may recognize additional impairment charges in the future.

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
     If the assumptions used in performing our impairment testing prove inaccurate, the fair value of the brands may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating that an impairment has occurred. During the first quarter of fiscal 2007, we evaluated the Carl’s Jr. brand, the only one of our brands for which goodwill is recorded. As a result of our evaluation, we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of August 14, 2006, we had $22,649 in goodwill recorded on our accompanying Condensed Consolidated Balance Sheet, all of which relates to Carl’s Jr.
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
     A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants. We estimate the cost to maintain leased and owned vacant properties until the lease has been abated or the owned property has been sold. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. As of August 14, 2006, the present value of our operating lease payment obligations on all closed restaurants was approximately $7,163, which represents the discounted amount we would be required to pay if we are unable to enter into sublease agreements or terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can often terminate those leases for less than that amount, or sublease the property and, accordingly, we have recorded an estimated liability for operating lease obligations of $3,954 as of August 14, 2006.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Estimated Liability for Self-Insurance
     We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, general and auto liability claims over $500. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 4.5% as of August 14, 2006. In determining our estimated liability, management, with the assistance of our actuary, develops assumptions based on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development. Our actual future loss development may be better or worse than the development we estimated in conjunction with the actuary, in which case our reserves would require adjustment. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we would be required to adjust the expected losses upward and increase our future self-insurance expense.
     Our actuary provides a range of estimated unpaid losses for each loss category, upon which our analysis is based. As of August 14, 2006, our estimated liability for self-insured workers’ compensation, general and automobile liability losses ranged from a low of $33,995 to a high of $41,980. After adjusting to the actuarially determined best estimate, our recorded reserves for self-insurance liabilities were $37,787 as of August 14, 2006.
Loss Contingencies
     We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS 5, which requires that we assess each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our Condensed Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we accrue to the low end of the range. In accordance with SFAS 5, as of August 14, 2006, we have recorded an accrued liability for contingencies related to litigation in the amount of $1,463 (see Note 14 for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the recorded liabilities and related Condensed Consolidated Financial Statement disclosure. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Condensed Consolidated Financial Statements.
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
     Depending on the facts and circumstances, there are a number of different actions we and/or our franchisees may take to resolve franchise collections issues. These actions may include the purchase of franchise restaurants by us or by other franchisees, a modification to the franchise agreement (which may include a provision to defer certain royalty payments or reduce royalty rates in the future), a restructuring of the franchisee’s business and/or finances (including the restructuring of leases for which we are the primary obligee — see further discussion below) or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most probable course of action that will occur.
     Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. In such cases, we account for the sublease payments received as franchising rental income and the lease payments we make as rental expense in franchised and licensed restaurants and other expense in our Condensed Consolidated Statements of Income. As of August 14, 2006, the present value of our total obligation on lease arrangements with Hardee’s and Carl’s Jr. franchisees, including subsidized leases discussed further below, was $24,180 and $92,486, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past, however, we can provide no assurance that this will not occur.
     In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of August 14, 2006, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $13,700 and $5,199, respectively. Financially troubled franchisees are those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of August 14, 2006, the net book value of property under lease to Hardee’s franchisees that are considered to be financially troubled franchisees was approximately $332 and is included in the amount above. During fiscal 2007 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.
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
     The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Because losses are typically not probable and/or able to be reasonably estimated, we have not established an additional estimated liability for potential losses not yet incurred under a significant portion of our franchise sublease arrangements. The present value of future sublease obligations from financially troubled franchisees is approximately $2,345 (three financially troubled franchisees represent substantially all of this amount). If sales trends/economic conditions worsen for our franchisees, their financial health may worsen, our

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion above). The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s concept.
Share-Based Compensation
     We have various share-based compensation plans that provide stock options and restricted stock awards for certain employees and non-employee directors to acquire shares of our common stock. Prior to our adoption of SFAS 123R at the beginning of fiscal 2007, we accounted for share-based compensation in accordance with APB 25, which utilizes the intrinsic value method of accounting, as opposed to using the fair-value method prescribed in SFAS 123R. During the twelve and twenty-eight weeks ended August 14, 2006, we recorded share-based compensation expense of $1,155 and $2,925, respectively. (See Note 4 for analysis of the effect of certain changes in assumptions used to determine the fair value of share-based compensation.) Total share-based compensation expense was $11 for the twelve and twenty-eight weeks ended August 15, 2005.
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
     As of January 31, and August 14, 2006, we maintained a valuation allowance of $30,220 for deferred tax assets related to federal and state capital loss carryforwards, foreign tax credits and certain state net operating loss and income tax credit carryforwards. Even though we expect to generate taxable income, realization of the tax benefit of such deferred tax assets may remain uncertain for the foreseeable future, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.
     We use an estimate of our annual income tax rate to recognize a provision for income taxes in financial statements for interim periods. However, changes in facts and circumstances could result in adjustments to our effective tax rate in future quarterly or annual periods.
Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2007 Comparisons with Fiscal 2006
     The factors discussed below impact comparability of operating performance for the twelve and twenty-eight weeks ended August 14, 2006 and August 15, 2005, or could impact comparisons for the remainder of fiscal 2007.
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
     We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants each quarter (see discussion under Critical Accounting Policies — Franchised and Licensed Operations), there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of August 14, 2006, our consolidated allowance for doubtful accounts on notes receivable was 59.0% of the gross balance of notes receivable and our consolidated allowance for doubtful accounts on accounts receivable was 3.4% of the gross balance of accounts receivable. During fiscal 2004 and to a lesser extent during fiscal 2005 and 2006, we established several notes receivable pursuant to completing workout agreements with several troubled franchisees. As of August 14, 2006, we have not recognized, on a cumulative basis, $3,803 in accounts receivable and $6,434 in notes receivable, nor the royalty and rent revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Operating Review
     The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations and are classified in the same way as we present segment information (see Note 10).

	Twelve Weeks Ended August 14, 2006
	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Elimination(B)	Total
Company-operated revenue	$138,407	$150,627	$11,088	$80	$—	$300,202

Restaurant operating costs:
Food and packaging	39,502	43,214	2,777	25	—	85,518
Payroll and employee benefits	36,622	47,125	3,415	31	—	87,193
Occupancy and other operating costs	28,729	31,728	3,584	26	—	64,067

Total restaurant operating costs	104,853	122,067	9,776	82	—	236,778

Franchising and licensed restaurants and other revenues:
Royalties	6,849	12,640	473	118	(29)	20,051
Distribution centers	43,494	3,631	—	—	—	47,125
Rent	4,988	1,572	—	—	—	6,560
Retail sales of variable interest entity	—	—	—	848	—	848
Other	943	236	—	—	—	1,179

Total franchising and licensed restaurants and other revenues	56,274	18,079	473	966	(29)	75,763

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,189	848	344	—	—	2,381
Distribution centers	43,038	3,809	—	—	—	46,847
Rent and other occupancy	4,144	1,099	—	—	—	5,243
Operating costs of variable interest entity	—	—	—	809	(27)	782

Total franchising and licensed restaurants and other expenses	48,371	5,756	344	809	(27)	55,253

Advertising	8,063	8,737	333	2	—	17,135

General and administrative	12,155	18,759	1,545	58	—	32,517

Facility action charges, net	(332)	84	1,172	50	—	974

Operating income (loss)	$21,571	$13,303	$(1,609)	$45	$(2)	$33,308

Company-operated average unit volume (trailing-13 periods)	$1,384	$896	$785
Franchise-operated average unit volume (trailing-13 periods)	$1,187	$913	$852
Company-operated same-store sales increase	4.8%	3.0%	2.1%
Franchise-operated same-store sales increase (decrease)	4.7%	3.9%	(2.2)%
Company-operated same-store transaction increase (decrease)	0.1%	(0.4)%	(2.6)%
Average check (actual $)	$6.47	$5.01	$10.99
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	28.5%	28.7%	25.0%
Payroll and employee benefits	26.5%	31.3%	30.8%
Occupancy and other operating costs	20.8%	21.1%	32.3%
Total restaurant operating costs	75.8%	81.0%	88.2%
Advertising as a percentage of company-operated revenue	5.8%	5.8%	3.0%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Twelve Weeks Ended August 15, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Elimination(B)	Total
Company-operated revenue	$133,026	$141,866	$11,669	$82	$—	$286,643

Restaurant operating costs:
Food and packaging	38,912	42,766	3,095	27	—	84,800
Payroll and employee benefits	34,942	43,891	3,673	32	—	82,538
Occupancy and other operating costs	27,874	31,501	4,039	29	—	63,443

Total restaurant operating costs	101,728	118,158	10,807	88	—	230,781

Franchising and licensed restaurants and other revenues:
Royalties	6,056	10,347	390	100	(22)	16,871
Distribution centers	41,261	6,813	—	—	—	48,074
Rent	4,631	1,899	—	—	—	6,530
Retail sales of variable interest entity	—	—	—	1,085	—	1,085
Other	389	190	1	—	—	580

Total franchising and licensed restaurants and other revenues	52,337	19,249	391	1,185	(22)	73,140

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,168	1,188	340	—	—	2,696
Distribution centers	40,069	6,941	—	—	—	47,010
Rent and other occupancy	4,061	1,447	—	—	—	5,508
Operating costs of variable interest entity	—	—	—	1,102	(22)	1,080

Total franchising and licensed restaurants and other expenses	45,298	9,576	340	1,102	(22)	56,294

Advertising	8,648	8,092	350	1	—	17,091

General and administrative	10,200	17,062	1,477	11,175	—	39,914

Facility action charges, net	854	1,324	328	(12)	—	2,494

Operating income (loss)	$18,635	$6,903	$(1,242)	$(11,087)	$—	$13,209

Company-operated average unit volume (trailing-13 periods)	$1,323	$872	$761
Franchise-operated average unit volume (trailing-13 periods)	$1,151	$880	$870
Company-operated same-store sales increase	1.0%	0.0%	2.6%
Franchise-operated same-store sales (decrease) increase	(0.6)%	(3.6)%	2.2%
Company-operated same-store transaction decrease	(3.4)%	(2.8)%	(1.8)%
Average check (actual $)	$6.23	$4.85	$10.30
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	29.3%	30.1%	26.5%
Payroll and employee benefits	26.3%	30.9%	31.5%
Occupancy and other operating costs	20.9%	22.3%	34.6%
Total restaurant operating costs	76.5%	83.3%	92.6%
Advertising as a percentage of company-operated revenue	6.5%	5.7%	3.0%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Twenty-Eight Weeks Ended August 14, 2006
	Carl's Jr.	Hardee's	La Salsa	Other(A)	Elimination(B)	Total
Company-operated revenue	$325,504	$340,566	$24,989	$188	$—	$691,247

Restaurant operating costs:
Food and packaging	92,738	98,275	6,312	62	—	197,387
Payroll and employee benefits	85,469	107,726	8,069	73	—	201,337
Occupancy and other operating costs	67,124	71,742	8,304	60	—	147,230

Total restaurant operating costs	245,331	277,743	22,685	195	—	545,954

Franchising and licensed restaurants and other revenues:
Royalties	15,495	26,276	1,082	254	(42)	43,065
Distribution centers	101,317	9,480	—	—	—	110,797
Rent	11,217	4,570	—	—	—	15,787
Retail sales of variable interest entity	—	—	—	1,921	—	1,921
Other	1,262	444	—	—	—	1,706

Total franchising and licensed restaurants and other revenues	129,291	40,770	1,082	2,175	(42)	173,276

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	2,832	2,544	774	—	—	6,150
Distribution centers	99,331	9,932	—	—	—	109,263
Rent and other occupancy	9,710	3,047	—	—	—	12,757
Operating costs of variable interest entity	—	—	—	1,894	(34)	1,860

Total franchising and licensed restaurants and other expenses	111,873	15,523	774	1,894	(34)	130,030

Advertising	19,113	20,088	750	4	—	39,955

General and administrative	28,780	45,215	3,970	141	—	78,106

Facility action charges, net	458	1,667	1,203	208	—	3,536

Operating income (loss)	$49,240	$21,100	$(3,311)	$(79)	$(8)	$66,942

Company-operated same-store sales increase	5.2%	4.4%	1.5%
Franchise-operated same-store sales increase	5.8%	4.6%	1.6%
Company-operated same-store transaction increase (decrease)	1.7%	0.8%	(4.6)%
Average check (actual $)	$6.39	$4.95	$10.91
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	28.5%	28.9%	25.3%
Payroll and employee benefits.	26.3%	31.6%	32.3%
Occupancy and other operating costs	20.6%	21.1%	33.2%
Total restaurant operating costs	75.4%	81.6%	90.8%
Advertising as a percentage of company-operated revenue	5.9%	5.9%	3.0%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Twenty-Eight Weeks Ended August 15, 2005
	Carl's Jr.	Hardee's	La Salsa	Other(A)	Elimination(B)	Total
Company-operated revenue	$309,982	$321,637	$26,242	$270	$—	$658,131

Restaurant operating costs:
Food and packaging	89,752	96,065	6,906	92	—	192,815
Payroll and employee benefits	83,758	103,375	8,492	123	—	195,748
Occupancy and other operating costs	66,473	72,981	9,074	96	—	148,624

Total restaurant operating costs	239,983	272,421	24,472	311	—	537,187

Franchising and licensed restaurants and other revenues:
Royalties	13,819	23,113	949	222	(48)	38,055
Distribution centers	96,173	14,309	—	—	—	110,482
Rent	10,761	4,739	—	—	—	15,500
Retail sales of variable interest entity	—	—	—	2,393	—	2,393
Other	667	463	1	—	—	1,131

Total franchising and licensed restaurants and other revenues	121,420	42,624	950	2,615	(48)	167,561

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	2,615	2,610	717	—	—	5,942
Distribution centers	93,393	14,533	—	—	—	107,926
Rent and other occupancy	9,537	3,344	—	—	—	12,881
Operating costs of variable interest entity	—	—	—	2,426	(48)	2,378

Total franchising and licensed restaurants and other expenses	105,545	20,487	717	2,426	(48)	129,127

Advertising	20,427	18,931	719	5	—	40,082

General and administrative	24,669	39,880	4,070	11,266	—	79,885

Facility action charges, net	878	1,471	689	16	—	3,054

Operating income (loss)	$39,900	$11,071	$(3,475)	$(11,139)	$—	$36,357

Company-operated same-store sales increase	1.8%	0.0%	2.2%
Franchise-operated same-store sales (decrease) increase	(0.1)%	(3.3)%	2.4%
Company-operated same-store transaction decrease	(3.3)%	(2.8)%	(2.4)%
Average check (actual $)	$6.19	$4.77	$10.17
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	29.0%	29.9%	26.3%
Payroll and employee benefits	27.0%	32.1%	32.4%
Occupancy and other operating costs	21.4%	22.7%	34.6%
Total restaurant operating costs	77.4%	84.7%	93.3%
Advertising as a percentage of company-operated revenue	6.6%	5.9%	2.7%

(A)	“Other” consists of Green Burrito and amounts that we do not believe would be proper to allocate to the operating segments.

(B)	“Eliminations” consists of the elimination of royalty revenues and expenses generated between Hardee’s and a consolidated variable interest entity franchisee included in our Condensed Consolidated Financial Statements.

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
     The Facility includes a number of financial covenants, including a current requirement that we generate a minimum Adjusted EBITDA of $125,000 on a trailing four quarter basis. In addition, our maximum annual capital expenditures are limited by the Facility, based on a sliding scale driven by our Adjusted EBITDA.

	Twelve Weeks Ended August 14, 2006
	Carl's Jr.	Hardee's	La Salsa	Other	Total
Net income (loss)	$12,696	$2,224	$(967)	$263	$14,216
Interest expense (income)	881	4,065	(1)	118	5,063
Income tax expense (benefit)	8,322	3,837	(631)	80	11,608
Depreciation and amortization	5,753	7,522	718	54	14,047
Facility action charges, net	(332)	84	1,172	50	974

Adjusted EBITDA	$27,320	$17,732	$291	$565	$45,908

	Twelve Weeks Ended August 15, 2005
	Carl's Jr.	Hardee's	La Salsa	Other	Total
Net income (loss)	$17,469	$3,003	$(1,211)	$(10,813)	$8,448
Interest expense	970	4,246	6	1	5,223
Income tax expense (benefit)	454	91	(25)	(64)	456
Depreciation and amortization	5,815	8,627	824	38	15,304
Facility action charges, net	854	1,324	328	(12)	2,494

Adjusted EBITDA	$25,562	$17,291	$(78)	$(10,850)	$31,925

	Twenty-Eight Weeks Ended August 14, 2006
	Carl's Jr.	Hardee's	La Salsa	Other	Total
Net income (loss)	$29,020	$3,855	$(1,992)	$(499)	$30,384
Interest expense	2,271	9,717	6	118	12,112
Income tax expense (benefit)	18,783	4,928	(1,317)	2	22,396
Depreciation and amortization	13,432	17,462	1,701	105	32,700
Facility action charges, net	458	1,667	1,203	208	3,536

Adjusted EBITDA	$63,964	$37,629	$(399)	$(66)	$101,128

	Twenty-Eight Weeks Ended August 15, 2005
	Carl's Jr.	Hardee's	La Salsa	Other	Total
Net income (loss)	$37,202	$1,599	$(3,386)	$(10,968)	$24,447
Interest expense	2,299	10,189	16	92	12,596
Income tax expense (benefit)	954	66	(69)	144	1,095
Depreciation and amortization	13,634	20,224	1,962	89	35,909
Facility action charges, net	878	1,471	689	16	3,054

Adjusted EBITDA	$54,967	$33,549	$(788)	$(10,627)	$77,101

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Trailing Four Quarters Ended August 14, 2006
	Carl's Jr.	Hardee's	La Salsa	Other	Total
Net income (loss)	$68,883	$(1,526)	$(5,461)	$138,623	$200,519
Interest expense	4,227	18,169	18	118	22,532
Income tax expense (benefit)	19,784	4,862	(1,386)	(139,290)	(116,030)
Depreciation and amortization	24,756	32,711	3,297	182	60,946
Facility action charges, net	1,372	4,849	2,058	228	8,507

Adjusted EBITDA	$119,022	$59,065	$(1,474)	$(139)	$176,474

     The following table reconciles Adjusted EBITDA (a non-GAAP measure) to cash flows provided by operating activities (a GAAP measure):

	Twelve Weeks Ended
	August 14, 2006	August 15, 2005
Cash flows provided by operating activities	$50,709	$27,821
Interest expense	5,063	5,223
Income tax expense	11,608	456
Amortization of loan fees	(762)	(795)
Share-based compensation expense	(1,155)	(11)
Recovery of losses on accounts and notes receivable	280	113
Loss on sales of property and equipment, capital leases and extinguishment of debt	(420)	(764)
Deferred income taxes	(11,251)	(47)
Other non-cash (charges) credits	(32)	5
Change in estimated liability for closing restaurants and estimated liability for self-insurance	289	3,390
Net change in refundable income taxes	20	(383)
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	(1,726)	(4,735)
Net change in accounts payable and other current and long-term liabilities	(6,715)	1,652

Adjusted EBITDA	$45,908	$31,925

	Twenty-Eight Weeks Ended
	August 14, 2006	August 15, 2005
Cash flows provided by operating activities	$97,661	$67,723
Interest expense	12,112	12,596
Income tax expense	22,396	1,095
Amortization of loan fees	(1,778)	(1,885)
Share-based compensation expense	(2,925)	(11)
(Provision for) recovery of losses on accounts and notes receivable	(294)	499
Loss on sales of property and equipment, capital leases and extinguishment of debt	(989)	(1,821)
Deferred income taxes	(21,271)	(97)
Other non-cash credits (charges)	47	(51)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	2,086	3,082
Net change in refundable income taxes	(2)	(644)
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	2,610	437
Net change in accounts payable and other current and long-term liabilities	(8,525)	(3,822)

Adjusted EBITDA	$101,128	$77,101

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Trailing Four Quarters
Ended August 14, 2006
Cash flows provided by operating activities	$146,111
Interest expense	22,532
Income tax benefit	(116,030)
Amortization of loan fees	(3,205)
Share-based compensation expense	(3,103)
Provision for losses on accounts and notes receivable	(969)
Loss on sales of property and equipment, capital leases and extinguishment of debt	(2,348)
Deferred income taxes	117,747
Other non-cash credits	11
Change in estimated liability for closing restaurants and estimated liability for self-insurance	12,898
Net change in refundable income taxes	30
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	7,175
Net change in accounts payable and other current and long-term liabilities	(4,375)

Adjusted EBITDA	$176,474

Carl’s Jr.
     During the twelve weeks ended August 14, 2006, we opened two company-operated restaurants, and Carl’s Jr. franchisees and licensees closed one and opened eight restaurants. During the same period, we also divested 38 company-operated restaurants to a franchisee. During the twenty-eight weeks ended August 14, 2006, we opened four company-operated restaurants, and Carl’s Jr. franchisees and licensees closed one and opened 20 restaurants. During the same period, we also divested 38 company-operated restaurants to a franchisee. The following tables show the change in the Carl’s Jr. restaurant portfolio, as well as the change in revenue, for the current quarter:

	Restaurant Portfolio			Revenue
	Second Fiscal Quarter			Second Fiscal Quarter			Year-To-Date
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Company-operated	394	429	(35)	$138,407	$133,026	$5,381	$325,504	$309,982	$15,522
Franchised and licensed(a)	678	603	75	56,274	52,337	3,937	129,291	121,420	7,871

Total	1,072	1,032	40	$194,681	$185,363	$9,318	$454,795	$431,402	$23,393

(a)	Includes $43,494, $41,261, $101,317 and $96,173 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants during the twelve weeks ended August 14, 2006, and August 15, 2005 and the twenty-eight weeks ended August 14, 2006 and August 15, 2005, respectively.
Company-Operated Restaurants
     Revenue from company-operated Carl’s Jr. restaurants increased $5,381, or 4.0%, to $138,407 during the twelve weeks ended August 14, 2006, as compared to the twelve weeks ended August 15, 2005. This increase was primarily due to increases in same-store sales of 4.8% and in the average check by 3.9% over the prior year period. In addition, the average unit volume for the trailing 13 periods ended August 14, 2006, reached $1,384, an increase of 4.6% over the comparable period ended August 15, 2005. We believe this increase is due to the successful promotion of the “bigger, better” Bacon Swiss Crispy Chicken Sandwich™, the Steak ‘N’ Egg Burrito™, the Green Burrito Taco Salad™ and strong sales of the Jalapeno Burger™ as well as the return of the “meat-as-a-condiment” Pastrami Burger™. These increases were partially offset by the net impact of the opening of five new company-operated restaurants, the closing of one restaurant and the divestiture of 38 restaurants to a franchisee during the same time period. The 38 divested restaurants contributed nine weeks of company-operated restaurant revenues, prior to their divestiture.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     During the twenty-eight weeks ended August 14, 2006, revenue from company-operated Carl’s Jr. restaurants increased $15,522, or 5.0%, to $325,504. The increases are mainly due to the impacts of a 5.2% increase in same store sales and a 3.2% increase in the average guest check, partially offset by a decrease in the number of company-operated restaurants.
     The changes in the restaurant operating costs as a percentage of company-operated revenue are explained as follows:

		Twenty-
	Twelve	Eight
	Weeks	Weeks
Restaurant operating costs as a percentage of company-operated revenue for the period ended August 15, 2005	76.5%	77.4%
Decrease in food and packaging costs	(0.7)	(0.5)
Increase (decrease) in workers’ compensation expense	0.6	(0.2)
Decrease in labor costs, excluding workers’ compensation	(0.4)	(0.5)
Decrease in repair and maintenance expense	(0.2)	—
Decrease in asset retirement expense	(0.1)	(0.2)
Decrease in cost of promotional items	—	(0.4)
Decrease in depreciation and amortization expense	(0.1)	(0.2)
Other, net	0.2	—

Restaurant operating costs as a percentage of company-operated revenue for the period ended August 14, 2006	75.8%	75.4%

     Food and packaging costs as a percent of company-operated revenue decreased during the twelve and twenty-eight weeks ended August 14, 2006, as compared to the prior year periods, due primarily to decreases in the cost of several commodities such as beef, pork, poultry and cheese, partially offset by an increase in distribution costs related to the planned relocation of our distribution center.
     Workers’ compensation expense increased as a percent of company-operated revenue during the twelve weeks ended August 14, 2006, due to the impact of a $1,785 reduction in claim reserves recorded in the second quarter of fiscal 2006 that did not recur in the current year quarter, partially offset by continued favorable actuarial trends in claim frequency and severity. The favorable adjustment recorded during the quarter ended August 15, 2005 was the result of a semi-annual actuarial analysis of outstanding claims reserves. During the second quarter of fiscal 2007, our actuarial analysis of outstanding claims reserves did not result in a significant adjustment to our recorded workers’ compensation claims reserves for Carl’s Jr. On a year-to-date basis, workers’ compensation expense has decreased as a percent of company-operated revenue due to the impact of continued favorable actuarial trends in claim frequency and severity, partially offset by the impact of the prior year adjustment described above.
     Labor costs, excluding workers’ compensation, as a percent of company-operated revenue decreased during the twelve and twenty-eight weeks ended August 14, 2006, as compared to the twelve and twenty-eight weeks ended August 15, 2005, due mainly to the benefit of sales leverage.
     Repair and maintenance expense as a percent of company-operated revenue decreased during the twelve weeks ended August 14, 2006, as compared to the prior year period, due to decreased repairs to kitchen equipment and buildings.
     Asset retirement expense as a percent of company-operated revenue decreased during the twenty-eight weeks ended August 14, 2006, as compared to the twenty-eight weeks ended August 15, 2005, due to the write-off of leased point of sale equipment during the first quarter of fiscal 2006 for which there was no comparable write-off in the current year period.
     Cost of promotional items as a percent of company-operated revenue decreased during the twenty-eight weeks ended August 14, 2006, from the comparable prior year period, mainly due to the bobblehead promotion in the prior year period for which there was no comparable expense in the current year period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Depreciation and amortization as a percent of company-operated revenue decreased during the twenty-eight weeks ended August 14, 2006, from the comparable prior year period, mainly due to the benefit of sales leverage.
Franchised and Licensed Restaurants
     Total franchising revenue increased $3,937, or 7.5%, to $56,274 during the twelve weeks ended August 14, 2006, as compared to the twelve weeks ended August 15, 2005. Franchise royalties grew $793, or 13.1%, during the twelve weeks ended August 14, 2006, as compared to the twelve weeks ended August 15, 2005 due to the net increase of 75 domestic and international franchised restaurants during the trailing 13 periods ended August 14, 2006, and the impact of a 4.7% increase in same-store sales. Franchise fees, which are included in other franchise revenue and relate to the opening of new franchise units, increased $554, or 142.4%, also due to the opening of new franchise units discussed above. Food, paper and supplies sales to franchisees increased by $2,233, or 5.4%, due to the increase in the franchise store base over the comparable prior year period, and the food purchasing volume impact of the increase in franchise same-store sales.
     Total franchising revenue increased $7,871, or 6.5%, to $129,291 during the twenty-eight weeks ended August 14, 2006, as compared to the twenty-eight weeks ended August 15, 2005. The increase is comprised mainly of an increase of $5,144, or 5.3%, in food, paper and supplies sales to franchisees, increased franchise royalties of $1,676, or 12.1%, and increased franchise fees of $595, or 89.2%, primarily for reasons similar to those noted in the second fiscal quarter discussion above.
     Franchised and licensed operating and other expenses increased $3,073, or 6.8%, to $48,371 during the twelve weeks ended August 14, 2006, as compared with the prior year period. This increase is mainly due to an increase in distribution center costs of $2,969.
     Franchised and licensed operating and other expenses increased $6,328, or 6.0%, to $111,873 during the twenty-eight weeks ended August 14, 2006, as compared with the prior year period. This increase is mainly due to an increase in distribution center costs of $5,938.
     Although not required to do so, approximately 88.8% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.
Hardee’s
     During the twelve weeks ended August 14, 2006, we closed four company-operated restaurants, and Hardee’s franchisees and licensees opened six and closed 20 restaurants. During the twenty-eight weeks ended August 14, 2006, we opened two and closed nine company-operated restaurants. During the same period, we also terminated our franchise agreement, leases and subleases with one franchisee and acquired 61 of their restaurants, of which we immediately closed 16 and began to operate 45 as company-operated restaurants (see Note 13 for additional discussion). During the twenty-eight weeks ended August 14, 2006, Hardee’s franchisees and licensees opened 13 and closed 38 restaurants; they also divested 61 restaurants to us, of which we closed 16. The following table shows the change in the Hardee’s restaurant portfolio, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	Second Fiscal Quarter			Second Fiscal Quarter			Year-To-Date
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Company-operated	701	667	34	$150,627	$141,866	$8,761	$340,566	$321,637	$18,929
Franchised and licensed	1,244	1,344	(100)	18,079	19,249	(1,170)	40,770	42,624	(1,854)

Total	1,945	2,011	(66)	$168,706	$161,115	$7,591	$381,336	$364,261	$17,075

Company-Operated Restaurants
     Revenue from company-operated Hardee’s restaurants increased $8,761, or 6.2%, to $150,627 during the twelve weeks ended August 14, 2006, as compared to the twelve weeks ended August 15, 2005. The increase is mostly due

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
to an increase in same-store sales of 3.0% and a net increase of 34 restaurants since the second quarter of fiscal 2006. Average unit volume for the trailing 13 periods ended August 14, 2006, reached $896, an increase of 2.8% over the comparable period ended August 15, 2005. During the same period, the average check increased by 3.3% due to the continued promotion of premium products such as our Big Chicken Fillet™, our Red Burrito Taco Salad™, our Steak ‘N’ Egg Burrito and our Philly Cheesesteak Thickburger™.
     During the twenty-eight weeks ended August 14, 2006, revenue from company-operated Hardee’s restaurants increased $18,929, or 5.9%, to $340,566. The increases are mainly due to a 4.4% increase in same store sales, a 3.8% increase in average guest check and an increase in the number of Company-operated restaurants.
     The changes in the restaurant operating costs as a percentage of company-operated revenue are explained as follows:

		Twenty-
	Twelve	Eight
	Weeks	Weeks
Restaurant operating costs as a percentage of company-operated revenue for the period ended August 15, 2005	83.3%	84.7%
Decrease in food and packaging costs	(1.5)	(1.0)
Decrease in depreciation and amortization expense	(0.9)	(1.0)
Increase in workers’ compensation insurance expense	0.8	0.3
Decrease in labor and incentive costs, excluding workers’ compensation	(0.4)	(0.8)
Decrease in rent expense	(0.6)	(0.4)
Increase in utilities expense	0.3	0.2
Decrease in supplies and uniform expense	(0.1)	(0.3)
Other, net	0.1	(0.1)

Restaurant operating costs as a percentage of company-operated revenue for the period ended August 14, 2006	81.0%	81.6%

     Food and packaging costs as a percent of company-operated revenue decreased during the twelve and twenty-eight weeks ended August 14, 2006, compared to the comparable prior year period, due to reduced costs for beef, pork, poultry and cheese. This was partially offset by slightly higher paper costs and increased vending expenses due to the reopening of two toll road restaurants with company-operated gift shops.
     Depreciation and amortization expense as a percent of company-operated revenue decreased during the twelve and twenty-eight weeks ended August 14, 2006, as compared to the prior year period, mostly due to the expiration of certain equipment capital leases during fiscal 2006, as well as the continued use of certain fully depreciated assets.
     Workers’ compensation expense increased as a percent of company-operated revenue during the twelve and twenty-eight weeks ended August 14, 2006, due to the impact of a $1,386 reduction in claim reserves recorded in the second quarter of fiscal 2006 that did not recur to the same extent in the current year period. The favorable adjustment recorded during the quarter ended August 15, 2005 was the result of a semi-annual actuarial analysis of outstanding claims reserves. During the second quarter of fiscal 2007, our actuarial analysis of outstanding claims reserves did not result in a significant adjustment to our recorded workers’ compensation claims reserves for Hardee’s.
     Labor and incentive costs, excluding workers’ compensation, as a percent of company-operated revenue decreased during the twelve and twenty-eight weeks ended August 14, 2006, as compared to the prior year periods, primarily attributable to greater sales leverage.
     Rent expense as a percent of company-operated revenue decreased during the twelve and twenty-eight weeks ended August 14, 2006, as compared to the prior year periods, due to the March 2006 purchase of 36 restaurant locations that had previously been leased from a commercial lessor and the benefit of greater sales leverage.
     Utilities expense as a percent of company-operated revenue increased during the twelve and twenty-eight weeks ended August 14, 2006, as compared to the prior year periods, mostly due to increased electricity usage due to the warmer weather conditions and higher prices for natural gas and electricity.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Supplies and uniform expense as a percent of company-operated revenue decreased during the twenty-eight weeks ended August 14, 2006, as compared to the prior year period, due mainly to the rollout of new uniforms in the prior year period and the benefit of greater sales leverage.
Franchised and Licensed Restaurants
     Total franchising revenue decreased $1,170, or 6.1%, to $18,079 during the twelve weeks ended August 14, 2006, as compared to the twelve weeks ended August 15, 2005. The decrease is primarily due to a $3,182, or 46.7%, decrease in distribution center revenues related to decreased franchise remodel activity in the current quarter and a $327, or 17.2%, decrease in rental income due to the termination of a franchise agreement with a franchisee that had previously leased ten of our owned locations and subleased 51 of our leased locations. This decrease is partially offset by an increase in royalty revenues of $2,293, or 22.2%, which is primarily due to the increase in domestic same-store sales and in royalty collections from financially troubled franchisees. During the twelve weeks ended August 14, 2006, we collected $1,949 of previously unrecognized royalties from significantly past due franchisees, compared with collections of $243 in the prior year quarter. The incremental revenue resulting from such collections is not expected to recur, to the same extent, in future quarters.
     Total franchising revenue decreased $1,854, or 4.3%, to $40,770 during the twenty-eight weeks ended August 14, 2006, as compared to the twenty-eight weeks ended August 15, 2005. The decrease is primarily due to a $4,829, or 33.7%, decrease in distribution center revenues related to decreased franchise remodel activity in the current fiscal year and the ice cream equipment rollout in the prior year period. This decrease is partially offset by an increase in royalty revenues of $3,163, or 13.7%, which is primarily due to the increase in domestic same-store sales and in royalty collections from financially troubled franchisees. During the twenty-eight weeks ended August 14, 2006, we collected $2,899 of previously unrecognized royalties from significantly past due franchisees, compared with collections of $912 in the prior year period. The incremental revenue resulting from such collections is not expected to recur, to the same extent, in future periods.
     Franchised and licensed operating and other expenses decreased $3,820, or 39.9%, to $5,756, during the twelve weeks ended August 14, 2006, as compared with the prior year period. This decrease in costs is mainly due to a reduction in bad debt expense, a decrease in cost of equipment sales due to a corresponding decrease in equipment sales and the closure of 16 of the restaurant locations we acquired upon the termination of a franchise agreement.
     Franchised and licensed operating and other expenses decreased $4,964, or 24.2%, to $15,523, during the twenty-eight weeks ended August 14, 2006, as compared with the prior year period. This decrease in costs is mainly due to a reduction in bad debt expense, a decrease in cost of equipment sales due to a corresponding decrease in equipment sales, and a decrease in rent expense due to the closure of 16 of the restaurant locations we acquired upon the termination of a franchise agreement.
La Salsa
     During the twelve weeks ended August 14, 2006, we closed one La Salsa restaurant; during the same period, La Salsa franchisees and licensees opened one and closed two restaurants. During the twenty-eight weeks ended August 14, 2006, we closed four La Salsa restaurants; during the same period, La Salsa franchisees and licensees opened two and closed two restaurants. The following table shows the change in the La Salsa restaurant portfolio, as well as the change in revenue at La Salsa for the current quarter:

	Restaurant Portfolio			Revenue
	Second Fiscal Quarter			Second Fiscal Quarter			Year-To-Date
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Company-operated	55	61	(6)	$11,088	$11,669	$(581)	$24,989	$26,242	$(1,253)
Franchised and licensed	43	39	4	473	391	82	1,082	950	132

Total	98	100	(2)	$11,561	$12,060	$(499)	$26,071	$27,192	$(1,121)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Same-store sales for company-operated La Salsa restaurants increased 2.1% during the twelve weeks ended August 14, 2006, as compared to the same period in the prior year. Revenue from company-operated La Salsa restaurants decreased $581, or 5.0%, as compared to the twelve weeks ended August 15, 2005, primarily due to the closure of six company-operated restaurants in the trailing 13 periods ended August 14, 2006. For the twenty-eight weeks ended August 14, 2006, same-store sales for company-operated La Salsa restaurants increased 1.5%, as compared to the same period in the prior year; and, revenue from company-operated La Salsa restaurants decreased $1,253, or 4.8%, as compared to the same period in the prior year, primarily due to the closure of six company-operated restaurants in the trailing 13 periods ended August 14, 2006.
     Restaurant operating costs as a percentage of company-operated revenue were 88.2% and 92.6% for the twelve weeks ended August 14, 2006 and August 15, 2005, respectively. Restaurant operating costs as a percentage of company-operated revenue was 90.8% and 93.3% for the twenty-eight weeks ended August 14, 2006 and August 15, 2005, respectively. Food and packaging costs decreased by 1.5% and 1.0% as a percent of revenue for the twelve and twenty-eight weeks ended August 14, 2006, respectively, as compared to the same periods in the prior year, primarily due to reduced costs for dairy, poultry and fish products. Occupancy and other costs also decreased 2.3% and 1.4% as a percent of revenues for the twelve and twenty-eight weeks ended August 14, 2006, respectively, as compared to the same periods in the prior year, driven primarily by a reduction in depreciation expense.
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
Advertising Expense
     Advertising expenses increased $44, or 0.3%, to $17,135, and decreased 0.3%, to 5.7%, as a percentage of company-operated revenue, during the twelve weeks ended August 14, 2006, as compared to the comparable period in the prior year. Advertising expenses decreased $127, or 0.3%, to $39,955, and also decreased 0.3%, to 5.8%, as a percentage of company-operated revenue, during the twenty-eight weeks ended August 14, 2006, as compared to the comparable period in the prior year. The decrease as a percentage of revenue is mainly due to the benefit of sales leverage and increased contribution rates from Carl’s Jr. franchisees, which defray costs to produce advertising and marketing materials.
General and Administrative Expense
     General and administrative expenses decreased $7,397, or 18.5%, to $32,517, and also decreased 2.5%, to 8.6%, of total revenue, for the twelve weeks ended August 14, 2006, as compared to the twelve weeks ended August 15,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
2005. General and administrative expenses for the twelve weeks ended August 15, 2005 included $11,000 to purchase and retire the outstanding options of our retiring Chairman of the Board of Directors, and there was no comparable expense in the current year period. This decrease was partially offset by higher management bonus expense of $1,954, based on our performance relative to executive management and operations bonus criteria; an increase of $1,144 in share-based compensation expense, primarily as a result of the adoption of SFAS 123R; and increases in professional services and various other expenses.
     General and administrative expenses decreased $1,779, or 2.2%, to $78,106, and also decreased 0.7%, to 9.0%, of total revenue, for the twenty-eight weeks ended August 14, 2006, as compared to the same prior year period. General and administrative expenses for the twenty-eight weeks ended August 15, 2005 included $11,000 to purchase and retire the outstanding options of our retiring Chairman of the Board of Directors, and there was no comparable expense in the current year period. This decrease was partially offset by higher management bonus expense of $4,000, based on our performance relative to executive management and operations bonus criteria; an increase of $2,914 in share-based compensation expense, primarily as a result of the adoption of SFAS 123R; increased information technologies expense of $974, primarily related to higher consulting fees related to various systems implementations and upgrades; and increases in professional services and various other expenses.
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
     Net facility action charges decreased $1,520, or 60.9%, to $974, decreasing from 0.7% to 0.3% as a percentage of total revenue, during the twelve weeks ended August 14, 2006, as compared to the twelve weeks ended August 15, 2005. This decrease is mainly due to an increase in gains on the sales of restaurants and surplus properties of $1,834 over the prior year period.
     Net facility action charges increased $482, or 15.8%, to $3,536, remaining a flat 0.4% as a percentage of total revenue, during the twenty-eight weeks ended August 14, 2006, as compared to the same prior year period. This increase is mainly due to increases in new decisions regarding closing restaurants of $1,020 and in unfavorable dispositions of leases and fee surplus properties of $1,100. These increases were partially offset by an increase in gains on the sales of restaurants and surplus properties of $1,644 over the prior year period.
     See Note 7 for additional detail of the components of facility action charges.
Interest Expense
     During the twelve weeks ended August 14, 2006, interest expense decreased $160, or 3.1%, to $5,063, as compared to the twelve weeks ended August 15, 2005, primarily as a result of lower average borrowings and further amortization of our capital lease obligations since the prior year comparable period, partially offset by increased write-off of unamortized loan fees. During the twenty-eight weeks ended August 14, 2006, interest expense decreased $484, or 3.8%, to $12,112, as compared to the comparable prior year period primarily for reasons similar to those noted in the second fiscal quarter discussion.
     See Note 6 for additional detail of the components of interest expense.
Conversion Inducement Expense
     During the twelve and twenty-eight weeks ended August 14, 2006, we recorded conversion inducement expense of $3,599 as a result of payments made, in response to unsolicited offers, to induce the holders of $51,420 of our 2023 Convertible Notes to convert their notes into 5,852,414 shares of our common stock. No comparable expense was recorded during the twelve and twenty-eight weeks ended August 15, 2005.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Subsequent to August 14, 2006, in response to additional unsolicited offers, we have incurred conversion inducement expense of $2,488 as a result of payments made to induce the holders of $33,838 of our 2023 Convertible Notes to convert their notes into 3,851,304 shares of our common stock. Such expense will be recognized in our Condensed Consolidated Statement of Income for the twelve weeks ending November 6, 2006. On a cumulative basis, approximately 81.2% of our 2023 Convertible Notes have been converted into our common stock, and conversion inducement expense of $6,087 has been incurred.
Other Income, Net
     Other income, net, consisted of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 14,	August 15,	August 14,	August 15,
	2006	2005	2006	2005
Interest income on notes receivable from franchisees, disposition properties and capital leases	$223	$252	$629	$616
Bad debt expense	(51)	—	(773)	—
Rental income from properties leased to third parties, net	405	359	986	713
Other, net	601	307	707	452

Total other income, net	$1,178	$918	$1,549	$1,781

     Other income, net, typically consists of lease and sublease income from non-franchisee tenants, bad debt expense on non-trade receivables, interest income on notes receivable, and other non-operating items. Other income, net, increased $260 during the twelve weeks ended August 14, 2006, and decreased $232 during the twenty-eight weeks ended August 14, 2006, as compared to the comparable periods in the prior year, respectively.

Income Taxes
Income tax expense for the twelve and twenty-eight weeks ended August 14, 2006 consisted of the following:
	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 14,	August 15,	August 14,	August 15,
	2006	2005	2006	2005
Foreign income taxes	$297	$212	$622	$466
Federal and state income taxes	11,311	244	21,774	629

Income tax expense	$11,608	$456	$22,396	$1,095

Effective income tax rate	45.0%	5.1%	42.4%	4.3%
Our effective income tax rates for the twelve and twenty-eight weeks ended August 14, 2006 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. Our effective income tax rates for the twelve and twenty-eight weeks ended August 15, 2005 differ from the federal statutory rate primarily as a result of state income taxes and changes in our valuation allowance for deferred tax assets.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Liquidity and Capital Resources
     We currently finance our business through cash flows from operations and borrowings under our credit facility. We believe our most significant cash use during the next 12 months will be for capital expenditures. Based on our current capital spending projections, we expect capital expenditures for fiscal 2007 to be between $100,000 and $110,000. We amended and restated the Facility on June 2, 2004, and amended the Facility again on November 4, 2004 and April 21, 2005 (see below). We anticipate that existing cash balances, borrowing capacity under the Facility, and cash provided by operations will be sufficient to service existing debt and to meet our operating and capital requirements for at least the next 12 months. We have no potential mandatory payments of principal on our 4% Convertible Subordinated Notes due 2023 until October 1, 2008.
     We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of August 14, 2006, our current ratio was 0.85 to 1.
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
     During the twelve and twenty-eight weeks ended August 14, 2006, we voluntarily prepaid $16,000 and $19,000, respectively, of the $230,000 term loan, in addition to $454 of regularly scheduled principal payments for the twenty-eight weeks ended August 14, 2006. As of August 14, 2006, we had (i) borrowings outstanding under the term loan portion of the Facility of $79,295, (ii) borrowings outstanding under the revolving portion of the Facility of $6,000, (iii) outstanding letters of credit under the revolving portion of the Facility of $58,563, and (iv) availability under the revolving portion of the Facility of $85,437. Subsequent to August 14, 2006, we voluntarily prepaid an additional $8,000 on our term loan, reducing the balance to $71,295.
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
     As of August 14, 2006, the applicable interest rate on the term loan was the London Inter Bank Offering Rate (“LIBOR”) plus 2.00%, or 7.375%, per annum. For the revolving loan portion of the Facility, the applicable rate was Prime plus 1.00%, or 9.25%, per annum. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for LIBOR revolving loans, which is currently 2.25% per annum.
     The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate cap premiums is recognized quarterly in interest expense in our Consolidated Statements of Income. We recorded interest expense of $23 and interest income of $66 during the twelve and twenty-eight weeks ended August 14, 2006, respectively, and interest income of $12 and interest expense of $35 during the twelve and twenty-eight weeks ended August 15, 2005, respectively, to adjust the carrying value of the interest rate cap premiums to their fair values. The fair values of the interest rate cap premiums are included in other assets, net, in our accompanying Condensed Consolidated Balance Sheets, and were $122 and $56 at August 14,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
2006 and January 31, 2006, respectively. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. However, if we were to continue to make voluntary prepayments on the term loan, the outstanding principal balance could drop below the notional amount of our existing interest rate caps.
     The Facility permits us to repurchase our common stock and/or pay cash dividends in an aggregate amount up to $88,944 as of August 14, 2006. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in the agreement) during the term of the Facility. Based on the amount of cumulative repurchase of our common stock and payment of cash dividends, we are permitted to make additional common stock repurchases and/or cash dividend payments of $43,479, as of August 14, 2006.
     Subject to the terms of the Facility, we may make annual capital expenditures in the amount of $45,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in the agreement) in excess of $110,000. We may also carry forward certain unused capital expenditure amounts to the following year. Based on these terms, and assuming that Adjusted EBITDA in fiscal 2007 is equal to Adjusted EBITDA in fiscal 2006, the Facility would permit us to make capital expenditures of $108,276 in fiscal 2007, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above.
     The Facility contains financial performance covenants, which include a minimum Adjusted EBITDA requirement, a minimum fixed charge coverage ratio, and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of August 14, 2006.
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
     During the twelve and twenty-eight weeks ended August 14, 2006, in response to unsolicited offers from the holders of $51,420 of the 2023 Convertible Notes, we made cash payments to the holders, comprised of accrued interest through the dates of conversion and $3,599 as an inducement for the holders to convert and in lieu of payment of future interest on the converted notes. Pursuant to their terms, these notes converted into an aggregate of 5,852,414 shares of our common stock. The inducement of $3,599 is included in conversion inducement expense in our accompanying Condensed Consolidated Statements of Income for the twelve and twenty-eight weeks ended August 14, 2006. As a result of these conversions, bank indebtedness and other long-term debt decreased $51,420; other assets, net, decreased $790; common stock increased $59; and additional paid-in capital increased $50,571.
     Subsequent to August 14, 2006, in response to additional unsolicited offers, we made cash payments to the holders of $33,838 of the 2023 Convertible Notes, comprised of accrued interest through the dates of conversion and $2,488 as an inducement for the holders to convert their notes into 3,851,304 shares of our common stock. On a cumulative basis, the holders of $85,258 of the 2023 Convertible Notes have converted their notes into our common stock. The remaining $19,742 of the 2023 Convertible Notes are convertible into our common stock at a conversion price of approximately $8.79 per share, based on a conversion rate of 113.8160 shares per $1 of the notes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The terms of the Facility are not dependent on any change in our credit rating. We believe the key Company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flows from operations, asset collateral bases and the level of our equity capital relative to our debt obligations. In addition, as noted above, our existing debt agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.
     Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, as modified during the twelve weeks ended August 14, 2006, we are allowed to repurchase up to an aggregate of $50,000 of our common stock. During the twelve and twenty-eight weeks ended August 14, 2006, we repurchased and retired 1,420,845 and 1,541,045 shares of our common stock at an average price of $15.45 and $15.54 per share, for a total cost, including trading commissions, of $21,999 and $23,999, respectively. Based on the Board of Directors’ authorization and the amount of cumulative repurchase of our common stock that we have already made thereunder, we are permitted to make additional repurchases of our common stock up to $16,445 under the Stock Repurchase Plan as of August 14, 2006. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act, under which we expect to repurchase $2,000 of our common stock in the open market during each of our next two fiscal quarters. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
     During the twenty-eight weeks ended August 14, 2006, we declared cash dividends of $0.08 per share of common stock, for a total of $4,970. Dividends payable of $2,576 and $2,394 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of August 14, 2006 and January 31, 2006, respectively. The dividends declared during the twelve weeks ended August 14, 2006 were subsequently paid on September 5, 2006.
     During the twenty-eight weeks ended August 14, 2006, cash provided by operating activities was $97,661, an increase of $29,938 or 44.2% from the prior year comparable period. Net income for the twenty-eight weeks ended August 14, 2006 was $5,937 higher than net income for the prior year comparable period. In addition, the current period included significantly more non-cash charges than the prior year period, primarily increases of $21,174 in deferred income taxes and $2,914 in share-based compensation expense, which were partially offset by lower depreciation and amortization and a reduction in the estimated liability for closing restaurants and the estimated liability for self-insurance. Working capital account balances, including accounts receivable and accounts payable, can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.
     Cash used in investing activities during the twenty-eight weeks ended August 14, 2006 totaled $41,467, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, and collections on notes receivable.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Capital expenditures were as follows:

	Twenty-Eight Weeks Ended
	August 14,	August 15,
	2006	2005
New restaurants (including restaurants under development)
Carl’s Jr.	$4,738	$5,535
Hardee’s	2,283	4,841
La Salsa	423	261
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	1,691	2,942
Hardee’s	2,819	3,497
La Salsa	246	93
Other restaurant additions
Carl’s Jr.	11,556	5,253
Hardee’s	27,031	12,132
La Salsa	207	189
Corporate/other	5,095	4,865

Total	$56,089	$39,608

     Capital expenditures for the twenty-eight weeks ended August 14, 2006, increased $16,481, or 41.6%, over the comparable prior year period mainly due to the acquisition of real property at 36 restaurant locations that we had previously leased from a commercial lessor, partially offset by decreases in new construction and remodels.
     Cash used in financing activities during the twenty-eight weeks ended August 14, 2006 was $55,471, which principally consisted of repayment of $19,454 of term loans under our Facility (of which $19,000 represented voluntary prepayment thereof), net repayments of $2,000 under the revolving portion of our Facility, repayment of $2,649 of capital lease obligations, payment of $4,788 of dividends, payment of $23,999 for the repurchase of common stock, and a $5,164 decrease in our bank overdraft position (which is generally not a significant source or use of cash over the long term), which was partially offset by receipts from the exercise of stock options of $2,387.
Contractual Obligations
     We enter into purchasing contracts and pricing arrangements to control costs for commodities and other items that are subject to price volatility. We also enter into contractual commitments for marketing and sponsorship arrangements. These arrangements, in addition to any unearned supplier funding and distributor inventory obligations, result in unconditional purchase obligations, which totaled $52,760 as of August 14, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)
Interest Rate Risk
     Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. As of August 14, 2006, we had $85,295 of borrowings and $58,563 of letters of credit outstanding under the Facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $853. The estimated reduction is based upon the outstanding balance of the borrowings under the Facility and the weighted-average interest rate for the quarter and assumes no change in the volume, index or composition of debt as in effect on August 14, 2006. As of August 14, 2006, a hypothetical increase of 100 basis points in short-term interest rates would also cause the fair value of our convertible subordinated notes due 2023 to decrease approximately $1,308, and a hypothetical decrease of 100 basis points in short-term interest rates would cause the fair value of our convertible subordinated notes due 2023 to increase approximately $1,347. The changes in fair value were determined by discounting the projected cash flows assuming redemption on October 1, 2008.
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
Derivative Financial Instruments
     On July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate cap premiums will be recognized quarterly in interest expense in our Consolidated Statements of Income. We recorded interest expense of $23 and interest income of $66 during the twelve and twenty-eight weeks ended August 14, 2006, respectively, and interest income of $12 and interest expense of $35 during the twelve and twenty-eight weeks ended August 15, 2005, respectively, to adjust the carrying value of the interest rate cap premiums to their fair values. The fair values of the interest rate cap premiums are included in other assets, net, in our Consolidated Balance Sheets, and were $122 and $56 at August 14, 2006 and January 31, 2006, respectively. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. However, if we were to continue to make voluntary prepayments on the term loan, the outstanding principal balance could drop below the notional amount of our existing interest rate caps.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 14, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 14, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information.
Item 1. Legal Proceedings.
     See Note 14 for information regarding legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(Dollars in thousands, except per share amounts)
Issuer Purchase of Equity Securities
     Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, as modified during the twelve weeks ended August 14, 2006, we are allowed to repurchase up to an aggregate of $50,000 of our common stock. During the twelve and twenty-eight weeks ended August 14, 2006, we repurchased 1,420,845 and 1,541,045 shares of our common stock at an average price of $15.45 and $15.54 per share, for a total cost, including trading commissions, of $21,999 and $23,999, respectively. Based on the Board of Directors’ authorization and the amount of cumulative repurchase of our common stock that we have already made thereunder, we are permitted to make additional repurchases of our common stock up to $16,445 under the Stock Repurchase Plan as of August 14, 2006. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act under which we plan to repurchase $2,000 of our common stock in the open market during each of our next two fiscal quarters. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

     The following table provides information as of August 14, 2006, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
				Maximum
				Dollar
				Value of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total	Price	of Publicly	Under the
	Number of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
May 23, 2006 — June 19, 2006	39,600	$16.53	39,600	$37,788
June 20, 2006 — July 17, 2006	356,985	15.81	356,985	32,134
July 18, 2006 — August 14, 2006	1,024,260	15.29	1,024,260	16,445

Total	1,420,845	$15.45	1,420,845	$16,445

Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders on June 27, 2006 for the purpose of electing three members of our Board of Directors for terms expiring at the 2009 Annual Meeting of Stockholders. All of the nominees were recommended and nominated for election or re-election, as the case may be, by our Nominating & Corporate Governance Committee and approved by our Board of Directors. The Board of Directors’ nominees for directors were elected by the following vote:

	Shares Voted For	Authority to Vote Withheld
Carl L. Karcher	51,918,147	2,925,187
Jerold H. Rubinstein.	52,236,587	2,606,747
Daniel E. Ponder, Jr.	51,160,608	3,682,726
     As the Board of Directors agreed in April 2006, Mr. Matthew Goldfarb was appointed to our Board of Directors effective at the regularly scheduled meeting of the Board of Directors held on June 27, 2006. Mr. Goldfarb filled the vacancy left by the resignation of Mr. Douglas Ammerman in January 2006, and his term expires at the 2007 Annual Meeting of Stockholders. The following individuals also serve on our Board of Directors:
     Byron Allumbaugh, Frank P. Willey, Peter Churm, Janet E. Kerr, Daniel D. (Ron) Lane and Andrew F. Puzder.
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

Exhibit #

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

CKE RESTAURANTS, INC.
(Registrant)

Date: September 19, 2006	/s/ Theodore Abajian

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