Form 10-Q
period 2006-11-06
CKE RESTAURANTS INC
filed 2006-12-12
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 6, 2006
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
(Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 5, 2006, 69,636,675 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	November 6, 2006	January 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$25,565	$21,343
Accounts receivable, net of allowance for doubtful accounts of $969 as of November 6, 2006 and $2,833 as of January 31, 2006	35,825	36,153
Related party trade receivables	4,867	4,987
Inventories, net	20,926	20,953
Prepaid expenses	13,121	13,101
Assets held for sale	1,882	—
Advertising fund assets, restricted	18,185	17,226
Deferred income tax assets, net	28,998	31,413
Other current assets	3,692	2,251

Total current assets	153,061	147,427
Notes receivable, net of allowance for doubtful accounts of $2,116 as of November 6, 2006 and $6,257 as of January 31, 2006	2,622	1,968
Property and equipment, net of accumulated depreciation and amortization of $453,961 as of November 6, 2006 and $431,002 as of January 31, 2006	480,036	460,083
Property under capital leases, net of accumulated amortization of $44,184 as of November 6, 2006 and $43,183 as of January 31, 2006	26,158	29,364
Deferred income tax assets, net	90,231	117,770
Goodwill	22,649	22,649
Other assets, net	19,724	25,519

Total assets	$794,481	$804,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$2,015	$9,247
Current portion of capital lease obligations	5,267	4,960
Accounts payable	58,124	53,883
Advertising fund liabilities	18,185	17,226
Other current liabilities	97,773	89,556

Total current liabilities	181,364	174,872
Bank indebtedness and other long-term debt, less current portion	70,133	98,731
Convertible subordinated notes due 2023	15,192	105,000
Capital lease obligations, less current portion	42,320	46,724
Other long-term liabilities	58,110	57,072

Total liabilities	367,119	482,399

Commitments and contingencies (Notes 6 and 14)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 69,819 shares issued and 69,663 shares outstanding as of November 6, 2006; 59,803 shares issued and outstanding as of January 31, 2006	698	598
Common stock held in treasury, at cost; 156 shares as of November 6, 2006 and none as of January 31, 2006	(3,060)	—
Additional paid-in capital	546,851	472,834
Unearned compensation on restricted stock	—	(1,816)
Accumulated deficit	(117,127)	(149,235)

Total stockholders’ equity	427,362	322,381

Total liabilities and stockholders’ equity	$794,481	$804,780

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 6, 2006	November 7, 2005	November 6, 2006	November 7, 2005
Revenue:
Company-operated restaurants	$290,943	$274,822	$982,190	$932,953
Franchised and licensed restaurants and other	73,975	69,291	247,251	236,852

Total revenue	364,918	344,113	1,229,441	1,169,805

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	84,208	80,301	281,595	273,116
Payroll and employee benefits	84,494	81,952	285,831	277,700
Occupancy and other	64,759	62,068	211,989	210,692

Total restaurant operating costs	233,461	224,321	779,415	761,508
Franchised and licensed restaurants and other	55,191	53,521	185,221	182,648
Advertising	16,128	16,334	56,083	56,416
General and administrative	35,893	28,220	113,999	108,105
Facility action charges, net	(10)	733	3,526	3,787

Total operating costs and expenses	340,663	323,129	1,138,244	1,112,464

Operating income	24,255	20,984	91,197	57,341
Interest expense	(3,804)	(5,334)	(15,916)	(17,930)
Conversion inducement expense	(2,807)	—	(6,406)	—
Other income, net	1,874	743	3,423	2,524

Income before income taxes	19,518	16,393	72,298	41,935
Income tax expense	10,061	570	32,457	1,665

Net income	$9,457	$15,823	$39,841	$40,270

Basic income per common share	$0.14	$0.27	$0.64	$0.68

Diluted income per common share	$0.13	$0.23	$0.57	$0.60

Dividends per common share	$0.04	$0.04	$0.12	$0.12

Weighted-average common shares outstanding:
Basic	68,001	59,440	62,233	59,154
Dilutive effect of stock options, warrants, convertible notes and restricted stock	4,004	13,514	10,481	14,266

Diluted	72,005	72,954	72,714	73,420

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Forty Weeks Ended November 6, 2006
	Common Stock					Treasury Stock
				Unearned
			Additional	Compensation				Total
			Paid-In	On Restricted	Accumulated			Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Shares	Amount	Equity
Balance at January 31, 2006	59,803	$598	$472,834	$(1,816)	$(149,235)	—	$—	$322,381
Cash dividends declared ($0.12 per share)	—	—	—	—	(7,733)	—	—	(7,733)
Issuance of restricted stock awards, net of forfeitures	634	6	(6)	—	—	—	—	—
Reclassification of unearned compensation pursuant to SFAS 123R adoption	—	—	(1,816)	1,816	—	—	—	—
Exercise of stock options	1,069	11	9,550	—	—	—	—	9,561
Conversion of 2023 Convertible Notes into common stock	10,222	102	88,350	—	—	—	—	88,452
Tax benefit from exercise of stock options	—	—	3,924	—	—	—	—	3,924
Share-based compensation expense	—	—	4,934	—	—	—	—	4,934
Repurchase of common stock	—	—	—	—	—	(2,065)	(33,998)	(33,998)
Retirement of treasury stock	(1,909)	(19)	(30,919)	—	—	1,909	30,938	—
Net income	—	—	—	—	39,841	—	—	39,841

Balance at November 6, 2006	69,819	$698	$546,851	$—	$(117,127)	(156)	$(3,060)	$427,362

     See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	November 6, 2006	November 7, 2005
Cash flows from operating activities:
Net income	$39,841	$40,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,245	49,962
Amortization of loan fees	2,349	2,705
Share-based compensation expense	4,934	57
Recovery of losses on accounts and notes receivable	(351)	(494)
Loss on sales of property and equipment, capital leases and extinguishment of debt	1,942	2,231
Facility action charges, net	3,526	3,787
Deferred income taxes	29,954	141
Other non-cash charges	56	38
Net changes in operating assets and liabilities:
Estimated liability for closing restaurants and estimated liability for self-insurance	(3,875)	(5,218)
Refundable income taxes	(8)	423
Receivables, inventories, prepaid expenses and other current and non-current assets	(2,466)	(1,008)
Accounts payable and other current and long-term liabilities	11,723	6,159

Net cash provided by operating activities	134,870	99,053

Cash flows from investing activities:
Purchases of property and equipment	(85,020)	(54,263)
Proceeds from sales of property and equipment	19,312	5,953
Collections on notes receivable	2,725	588
Other investing activities	51	67

Net cash used in investing activities	(62,932)	(47,655)

Cash flows from financing activities:
Net change in bank overdraft	(774)	(4,527)
Borrowings under revolving credit facility	69,500	109,500
Repayments of borrowings under revolving credit facility	(76,500)	(124,000)
Repayment of credit facility term loan	(28,748)	(26,650)
Repayment of other long-term debt	(121)	(148)
Borrowing by consolidated variable interest entity	39	51
Repayments of capital lease obligations	(3,898)	(4,135)
Payment of deferred loan fees	—	(101)
Repurchase of common stock	(30,938)	(1,999)
Proceeds from exercises of stock options and warrants	9,561	7,106
Tax benefit from exercise of stock options	1,527	—
Dividends paid on common stock	(7,364)	(4,740)

Net cash used in financing activities	(67,716)	(49,643)

Net increase in cash and cash equivalents	4,222	1,755
Cash and cash equivalents at beginning of period	21,343	18,432

Cash and cash equivalents at end of period	$25,565	$20,187

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
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
     Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. La Salsa restaurants are primarily located in California. As of November 6, 2006, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Company-operated	394	705	54	1	1,154
Franchised and licensed	685	1,218	41	15	1,959

Total	1,079	1,923	95	16	3,113

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
Variable Interest Entities
     As required by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, Consolidation of Variable Interest Entities, we consolidate one franchise entity that operates five Hardee’s restaurants since we have concluded that we are the primary beneficiary of this variable interest entity (“VIE”). The assets and liabilities of, and minority interest in, this VIE have been included in our accompanying Condensed Consolidated Balance Sheets and are not significant to our consolidated financial position. The operating results of this VIE have been included in our accompanying Condensed Consolidated Statements of Income for the twelve and forty weeks ended November 6, 2006 and November 7, 2005, and are not significant to our consolidated results of operations.
     We also consolidate a national and approximately 82 local co-operative advertising funds (the “Hardee’s Funds”). We have included $18,185 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheet as of November 6, 2006, and $17,226 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheet as of January 31, 2006. Advertising fund assets, restricted, are comprised primarily of cash and receivables. Advertising fund liabilities are comprised primarily of accounts payable and deferred obligations. The Hardee’s Funds have been included in our accompanying Condensed Consolidated Statements of Income for the twelve and forty weeks ended November 6, 2006 and November 7, 2005, on a net basis, whereby, in accordance with Statement of Financial Accounting Standards (“SFAS”) 45, Accounting for Franchise Fee Revenue, we do not reflect franchisee contributions as revenue, but rather as an offset to reported advertising expenses.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
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
     In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) consensus 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). This EITF addresses the presentation of taxes in the income statement. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006, which for us is the first quarter of fiscal 2008. We are currently evaluating the impact of EITF 06-3 on our consolidated financial position and results of operations.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of the materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006, which for us is the end of fiscal 2007. We are currently evaluating the impact SAB 108 may have on our consolidated financial position and results of operations.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. SFAS 157 also creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for fiscal

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
years (including interim periods) beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We are currently evaluating the impact of SFAS 157 on our consolidated financial position and results of operations.
     In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders’ equity. The recognition of funded status provision of SFAS 158 applies prospectively and is effective for fiscal years ending after December 15, 2006, which for us is fiscal 2007. It also requires measurement of plan assets and benefit obligations for fiscal year ends ending after December 15, 2008, which for us is fiscal 2009. We are currently evaluating the impact of SFAS 158 on our consolidated financial position and results of operations.
Note 3 — Adoption of New Accounting Pronouncements
     In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Our adoption of SFAS 151 at the beginning of fiscal 2007 did not have a material impact on our consolidated financial position or results of operations.
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
(Unaudited)
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
     For tax purposes, we expect to be entitled to a tax deduction, subject to certain limitations, based on the fair value of certain equity awards when the restrictions lapse or stock options are exercised. SFAS 123R requires that compensation cost be recognized in the financial statements based on the fair value measured at the grant date, or the date of later modification, over the requisite service period. The cumulative compensation cost recognized for certain equity awards pursuant to SFAS 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS 109. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in the financial statements, if any, will be recorded as an increase to additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless we have an available additional paid-in capital pool (“APIC Pool”), as defined pursuant to SFAS 123R. We are required to assess whether there is an available APIC Pool when the restrictions lapse or stock options are exercised or expire.
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
     The incremental pre-tax share-based compensation expense recognized pursuant to the adoption of SFAS 123R for the twelve and forty weeks ended November 6, 2006 was $1,165 and $3,747, respectively. This incremental pre-tax share-based compensation expense had the following effects on the accompanying Condensed Consolidated Statements of Income for the periods ended November 6, 2006:

	Twelve Weeks	Forty Weeks
Decrease in income before income taxes	$1,165	$3,747
Decrease in net income	702	2,256
Decrease in basic net income per common share	0.01	0.04
Decrease in diluted net income per common share	0.01	0.03
     Total share-based compensation expense recognized under SFAS 123R, including the incremental pre-tax share-based compensation expense above, was $2,009 and $4,934, with associated tax benefits of $370 and $1,534, respectively, and was included in general and administrative expense in our accompanying Condensed Consolidated Statements of Income for the twelve and forty weeks ended November 6, 2006.
     Prior to January 31, 2006, we accounted for share-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS 123, and accordingly, did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Total share-based compensation expense was $47 and $57 for the twelve and forty weeks ended November 7, 2005, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     Had the fair value-based method prescribed by SFAS 123 been applied, additional compensation expense would have been recognized for the periods ended November 7, 2005, and the effect on net income and net income per share would have been as follows:

	Twelve Weeks	Forty Weeks
Net income, as reported	$15,823	$40,270
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	47	57
Deduct: Total share-based employee compensation expense determined under fair value based method, net of related tax effects	(913)	(3,363)

Net income — pro forma	$14,957	$36,964

Net income per common share:
Basic — as reported	$0.27	$0.68
Basic — pro forma	0.25	0.62
Diluted — as reported	0.23	0.60
Diluted — pro forma	0.22	0.55
Employee Stock Purchase Plan
     In fiscal 1996, our stockholders approved an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, up to a total of 3,907,500 shares of our common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their eligible compensation. The ESPP is considered to be a noncompensatory plan under SFAS 123R.
Stock Incentive Plans
     The 2005 Omnibus Incentive Compensation Plan (“2005 Plan”) was approved by our stockholders in June 2005 and is an “omnibus” stock plan consisting of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock grants, stock appreciation rights and stock units. Participants in the 2005 Plan may be granted any one of the equity awards or any combination thereof, as determined by the Compensation Committee of our Board of Directors. A total of 2,500,000 shares were initially available for grant under the 2005 Plan. Options generally have a term of ten years from the date of grant and vest as prescribed by the Compensation Committee. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. Restricted stock awards are generally awarded with an exercise price of $0. The 2005 Plan will terminate on March 22, 2015, unless the Board of Directors, at its discretion, terminates the Plan at an earlier date. For restricted stock awards prior to our adoption of SFAS 123R, the difference between the market price of the underlying common stock on the date of grant and the exercise price of restricted stock awards was initially recorded as unearned compensation on restricted stock within the stockholders’ equity section of our accompanying Condensed Consolidated Balance Sheet and was being subsequently amortized over the vesting period. The balance of unearned compensation related to the unearned portion of these awards was eliminated against additional paid-in capital upon our adoption of SFAS 123R as of the beginning of fiscal 2007. As of November 6, 2006, 1,172,500 shares are available for future grants of options or other awards under the 2005 Plan.
     Our 2001 Stock Incentive Plan (“2001 Plan”) was approved by our Board of Directors in September 2001. The 2001 Plan has been established as a “broad based plan” as defined by the New York Stock Exchange, whereby at least a majority of the options awarded under the 2001 Plan must be awarded to employees of CKE who are not executive officers or directors within the first three years of the 2001 Plan’s existence. Awards granted to eligible employees under the 2001 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of ten years from the date of grant. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. As of November 6, 2006, 89,201 shares are available for future grants of options or other awards under the 2001 Plan.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     Our 1999 Stock Incentive Plan (“1999 Plan”) was approved by stockholders in June 1999 and amended and again approved in June 2000. Awards granted to eligible employees under the 1999 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of ten years from the date of grant, except for incentive stock options granted to 10% or greater stockholders of CKE, which have a term of five years from the date of grant. Options are generally at a price equal to or greater than the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater stockholders of CKE may not be granted at less than 110% of the fair market value of the common stock on the date of grant. Restricted stock awards are generally awarded with an exercise price of $0 per share. As of November 6, 2006, 28,951 shares are available for future grants of options or other awards under the amended 1999 Plan, with such amount of available shares increased by 350,000 shares on the date of each annual meeting of stockholders.
     Our 1994 Stock Incentive Plan expired in April 1999, and all outstanding options under this plan are fully vested. Outstanding options generally have a term of five years from the date of grant for the non-employee directors and ten years from the date of grant for employees and were priced at the fair market value of the shares on the date of grant. As of November 6, 2006, there were no shares available for future grants of options or other awards under this plan.
     In general, options issued under our stock incentive plans have a term of ten years and vest over a period of three years. We generally issue new shares of common stock for option exercises. The grant date fair value is calculated using a Black-Scholes option valuation model.
     The weighted-average assumptions used for grants in the twelve and forty weeks ended November 6, 2006 and November 7, 2005, are as follows:

	Twelve Weeks Ended
	November 6, 2006	November 7, 2005
Annual dividend yield	1.09%	1.24%
Expected volatility	48.50%	64.52%
Risk-free interest rate (matched to the expected term of the outstanding option)	4.74%	4.55%
Expected life (years)	5.96	5.22
Weighted-average fair value of each option granted	$9.06	$7.30

	Forty Weeks Ended
	November 6, 2006	November 7, 2005
Annual dividend yield	1.09%	1.24%
Expected volatility	48.66%	64.50%
Risk-free interest rate (matched to the expected term of the outstanding option)	4.76%	4.55%
Expected life (years)	5.97	5.22
Weighted-average fair value of each option granted	$8.95	$7.19
     The assumptions used to determine the fair value of each option granted are highly subjective. Changes in the assumptions used would increase (decrease) the fair value of the options granted in the twelve and forty weeks ended November 6, 2006 and November 7, 2005 as follows:

	Twelve Weeks Ended
Change in Assumption	November 6, 2006	November 7, 2005
10% increase in expected volatility	$1.25	$0.77
1% increase in risk-free interest rate	0.29	0.14
1 year increase in expected life	0.56	0.45
10% decrease in expected volatility	(1.33)	(0.83)
1% decrease in risk-free interest rate	(0.29)	(0.15)
1 year decrease in expected life	(0.66)	(0.56)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Forty Weeks Ended
Change in Assumption	November 6, 2006	November 7, 2005
10% increase in expected volatility	$1.23	$0.82
1% increase in risk-free interest rate	0.28	0.15
1 year increase in expected life	0.55	0.48
10% decrease in expected volatility	(1.31)	(0.89)
1% decrease in risk-free interest rate	(0.28)	(0.15)
1 year decrease in expected life	(0.65)	(0.59)
     Transactions under all plans for the forty weeks ended November 6, 2006, are as follows:
Stock options outstanding:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at January 31, 2006	6,162,082	$12.08	5.67
Granted	546,750	18.84
Exercised	(1,068,627)	8.95
Forfeited	(53,480)	12.68
Expired	(80,223)	17.77

Outstanding at November 6, 2006	5,506,502	$13.27	5.61	$39,847

Exercisable at November 6, 2006	3,844,908	$12.51	4.13	$32,423

Expected to vest at November 6, 2006	1,546,096	$14.96	9.02	$7,023

Restricted stock awards:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Restricted stock awards at January 31, 2006	150,000	$13.33

Granted	638,543	$18.30

Awards vested	(21,670)	$13.60

Forfeited	(5,000)	$13.53

Restricted stock awards at November 6, 2006	761,873	$17.49

     Unvested restricted stock awards as of November 6, 2006 consist of 401,873 restricted stock awards that have vesting periods ranging from two to four years and 360,000 performance-vested restricted stock awards that were awarded to certain key executives, pursuant to their amended employment agreements. Performance-vested awards vest upon the achievement of specific performance goals over specified performance periods. Such awards are subject to adjustment based on the final performance relative to the goals, resulting in a minimum award of no shares and a maximum award of 360,000 shares. We begin recognizing the share-based compensation expense related to these awards when we deem the achievement of performance goals to be probable. During the twelve and forty weeks ended November 6, 2006, we recognized $527 of share-based compensation expense related to performance-vested restricted stock awards.
     The aggregate intrinsic value of the stock options exercised during the twelve weeks ended November 6, 2006 and November 7, 2005 was $7,749 and $177, respectively. The aggregate intrinsic value of the stock options exercised during the forty weeks ended November 6, 2006 and November 7, 2005 was $9,868 and $16,115, respectively. As of November 6, 2006, there was $8,794 of unamortized compensation expense related to stock options. We expect to recognize this expense over a weighted-average period of 1.26 years. As of November 6, 2006, there was $12,197 of unrecognized compensation expense related to restricted stock awards. We expect to recognize this expense over a weighted-average period of 1.90 years.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 5 — Other Assets
Other assets as of November 6, 2006 and January 31, 2006 consist of the following:

	November 6,	January 31,
	2006	2006
Intangible assets (see table below)	$15,736	$16,836
Deferred financing costs	1,728	5,708
Net investment in lease receivables, less current portion	621	748
Other	1,639	2,227

	$19,724	$25,519

     As of November 6, 2006 and January 31, 2006, intangible assets with finite useful lives were primarily comprised of intangible assets obtained through our acquisition of Santa Barbara Restaurant Group in fiscal 2003 and our Hardee’s acquisition transactions in fiscal 1999 and 1998. Such intangible assets have amortization periods ranging from three to 20 years.
     The table below presents identifiable, definite-lived intangible assets as of November 6, 2006 and January 31, 2006:

	Weighted-	November 6, 2006			January 31, 2006
	Average	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangible Assets	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	20	$17,171	$(4,026)	$13,145	$17,171	$(3,365)	$13,806
Franchise agreements	20	1,780	(396)	1,384	1,780	(328)	1,452
Favorable lease agreements	16	3,241	(2,034)	1,207	4,034	(2,456)	1,578

		$22,192	$(6,456)	$15,736	$22,985	$(6,149)	$16,836

     Amortization expense related to identifiable, definite-lived intangible assets was $284 and $960 for the twelve and forty weeks ended November 6, 2006, respectively, and was $349 and $1,205 for the twelve and forty weeks ended November 7, 2005, respectively.
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
     During the twelve and forty weeks ended November 6, 2006, we voluntarily prepaid $9,112 and $28,112, respectively, of the $230,000 term loan, in addition to $636 of regularly scheduled principal payments for the forty weeks ended November 6, 2006. As of November 6, 2006, we had (i) borrowings outstanding under the term loan portion of the Facility of $70,000, (ii) borrowings outstanding under the revolving portion of the Facility of $1,000, (iii) outstanding letters of credit under the revolving portion of the Facility of $57,263, and (iv) availability under the revolving portion of the Facility of $91,737.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     As of November 6, 2006, the applicable interest rate on the term loan was the London Inter Bank Offering Rate (“LIBOR”) plus 2.00%, or 7.375%, per annum. For the revolving loan portion of the Facility, the applicable rate was Prime plus 1.00%, or 9.25%, per annum. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for LIBOR revolving loans, which is currently 2.25% per annum.
     The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the change in the fair value of the interest rate cap premiums is recognized quarterly in interest expense in our Consolidated Statements of Income. We recorded interest expense of $95 and $29 during the twelve and forty weeks ended November 6, 2006, respectively, and interest income of $20 and interest expense of $15 during the twelve and forty weeks ended November 7, 2005, respectively, to adjust the carrying value of the interest rate cap premiums to their fair values. The fair values of the interest rate cap premiums are included in other assets, net, in our accompanying Condensed Consolidated Balance Sheets, and were $28 and $56 at November 6, 2006 and January 31, 2006, respectively. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. However, if we were to continue to make voluntary prepayments on the term loan, the outstanding principal balance could drop below the notional amount of our existing interest rate caps.
     The Facility permits us to repurchase our common stock and/or pay cash dividends in an aggregate amount up to $97,655 as of November 6, 2006. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in the Facility) during the term of the Facility. Based on the amount of cumulative repurchase of our common stock and payment of cash dividends, we are permitted to make additional common stock repurchases and/or cash dividend payments of $39,614, as of November 6, 2006.
     Subject to the terms of the Facility, we may make annual capital expenditures in the amount of $45,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in the Facility) in excess of $110,000. We may also carry forward certain unused capital expenditure amounts to the following year. Based on these terms, and assuming that Adjusted EBITDA in fiscal 2007 is equal to Adjusted EBITDA in fiscal 2006, the Facility would permit us to make capital expenditures of $108,276 in fiscal 2007, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above.
     The Facility contains financial performance covenants, which include a minimum Adjusted EBITDA requirement, a minimum fixed charge coverage ratio, and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of November 6, 2006.
     The full text of the contractual requirements imposed by the Facility is set forth in the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, and the amendments thereto, which we have filed with the SEC, and in the ancillary loan documents described therein. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events of default, including, but not limited to, if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default on other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only upon certain events of default under the Facility), our 2023 Convertible Notes (described below) may also become accelerated under certain circumstances and after all cure periods have expired.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
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
     During the twelve and forty weeks ended November 6, 2006, in response to unsolicited offers from the holders of $38,388 and $89,808, respectively, of the 2023 Convertible Notes, we made cash payments to the holders, comprised of accrued interest through the dates of conversion and inducements for the holders to convert and in lieu of payment of future interest on the converted notes. The inducement payments were $2,807 and $6,406, and are included in conversion inducement expense in our accompanying Condensed Consolidated Statements of Income for the twelve and forty weeks ended November 6, 2006, respectively. Pursuant to their terms, these notes converted into an aggregate of 4,369,165 and 10,221,579 shares of our common stock, respectively. As a result of these conversions, during the forty weeks ended November 6, 2006, bank indebtedness and other long-term debt decreased $89,808; other assets, net, decreased $1,356; common stock increased $102; and additional paid-in capital increased $88,350. The remaining $15,192 of the 2023 Convertible Notes are convertible into our common stock at a conversion price of approximately $8.79 per share, based on a conversion rate of 113.8160 shares per $1 of the notes.
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
     Interest expense consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 6, 2006	November 7, 2005	November 6, 2006	November 7, 2005
Facility	$1,421	$1,743	$5,288	$5,868
Capital lease obligations	1,306	1,446	4,345	4,827
2023 Convertible Notes	202	969	2,428	3,230
Amortization of loan fees	570	820	2,349	2,705
Write-off of unamortized loan fees, term loan due July 2, 2008	69	125	240	354
Letter of credit fees and other	236	231	1,266	946

	$3,804	$5,334	$15,916	$17,930

Note 7 — Facility Action Charges, Net
     The following transactions have been recorded in our accompanying Condensed Consolidated Statements of Income as facility action charges, net:
(i)	impairment of long-lived assets for under-performing restaurants to be disposed of or held and used;

(ii)	store closure costs, including sublease of closed facilities at amounts below our primary lease obligation;

(iii)	gain/(loss) on the sale of restaurants; and

(iv)	amortization of discount related to estimated liability for closing restaurants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     The components of facility action charges, net are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 6, 2006	November 7, 2005	November 6, 2006	November 7, 2005
Carl’s Jr.
New decisions regarding closing restaurants	$74	$—	$74	$—
(Favorable) unfavorable dispositions of leased and fee surplus properties, net	(196)	305	916	795
Impairment of assets to be held and used	—	—	44	775
Loss (gain) on sales of restaurants and surplus properties, net	123	4	(706)	(507)
Amortization of discount related to estimated liability for closing restaurants	63	58	194	182

	64	367	522	1,245

Hardee’s
New decisions regarding closing restaurants	712	213	2,633	957
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	6	187	(117)	(357)
Impairment of assets to be disposed of	182	14	634	23
Impairment of assets to be held and used	123	—	359	641
(Gain) loss on sales of restaurants and surplus properties, net	(2,688)	74	(3,786)	299
Amortization of discount related to estimated liability for closing restaurants	111	142	390	538

	(1,554)	630	113	2,101

La Salsa and Other
New decisions regarding closing restaurants	617	—	617	157
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	18	(342)	156	(256)
Impairment of assets to be held and used	—	—	1,054	243
Loss on sales of restaurants and surplus properties, net	844	75	1,059	292
Amortization of discount related to estimated liability for closing restaurants	1	3	5	5

	1,480	(264)	2,891	441

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 6, 2006	November 7, 2005	November 6, 2006	November 7, 2005
Total
New decisions regarding closing restaurants	1,403	213	3,324	1,114
(Favorable) unfavorable dispositions of leased and fee surplus properties, net	(172)	150	955	182
Impairment of assets to be disposed of	182	14	634	23
Impairment of assets to be held and used	123	—	1,457	1,659
(Gain) loss on sales of restaurants and surplus properties, net	(1,721)	153	(3,433)	84
Amortization of discount related to estimated liability for closing restaurants	175	203	589	725

	$(10)	$733	$3,526	$3,787

     The following table summarizes the activity in our estimated liability for closing restaurants for the forty weeks ended November 6, 2006:

			La Salsa
	Carl’s Jr.	Hardee’s	and Other	Total
Balance at January 31, 2006	$3,615	$9,865	$120	$13,600
New decisions regarding closing restaurants	74	2,633	617	3,324
Usage	(1,032)	(3,133)	(32)	(4,197)
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	916	(117)	156	955
Amortization of discount	194	390	5	589

Balance at November 6, 2006	3,767	9,638	866	14,271
Less current portion	1,305	2,933	348	4,586

Long-term portion	$2,462	$6,705	$518	$9,685

     The current and long-term portions of our estimated liability for closing restaurants are included in other current liabilities and other long-term liabilities, respectively, in our accompanying Condensed Consolidated Balance Sheets.
Note 8 — Income Taxes
     Income tax expense consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 6, 2006	November 7, 2005	November 6, 2006	November 7, 2005
Foreign income taxes	$222	$200	$844	$666
Federal and state income taxes	9,839	370	31,613	999

Income tax expense	$10,061	$570	$32,457	$1,665

Effective income tax rate	51.5%	3.5%	44.9%	4.0%
     Our effective income tax rates for the twelve and forty weeks ended November 6, 2006 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. Our effective income tax rates for the twelve and forty weeks ended November 7, 2005 differ from the federal statutory rate primarily as a result of state income taxes and changes in our valuation allowance for deferred tax assets.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
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
     The table below presents the computation of basic and diluted earnings per share for the twelve and forty weeks ended November 6, 2006 and November 7, 2005:

	Twelve Weeks Ended		Forty Weeks Ended
	November 6, 2006	November 7, 2005	November 6, 2006	November 7, 2005
		(In thousands except per share amounts)
Net income for computation of basic earnings per share	$9,457	$15,823	$39,841	$40,270
Weighted-average shares for computation of basic earnings per share	68,001	59,440	62,233	59,154
Basic net income per share	$0.14	$0.27	$0.64	$0.68

Net income for computation of basic earnings per share	$9,457	$15,823	$39,841	$40,270
Add: Interest and amortization costs for Convertible Notes due 2023, net of related tax effect	152	1,125	1,743	3,750

Net income for computation of diluted earnings per share	$9,609	$16,948	$41,584	$44,020

Weighted-average shares for computation of basic earnings per share	68,001	59,440	62,233	59,154
Dilutive effect of stock options, warrants and restricted stock	1,515	1,703	1,501	2,455
Dilutive effect of 2023 convertible notes	2,489	11,811	8,980	11,811

Weighted-average shares for computation of diluted earnings per share	72,005	72,954	72,714	73,420

Diluted net income per share	$0.13	$0.23	$0.57	$0.60

     The following table presents the number of potentially dilutive shares, in thousands, of our common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive:

	Twelve Weeks Ended		Forty Weeks Ended
	November 6, 2006	November 7, 2005	November 6, 2006	November 7, 2005
Stock options and restricted stock	1,647	2,105	2,179	2,402
Note 10 — Segment Information
     We are principally engaged in developing, operating and franchising our Carl’s Jr. and Hardee’s quick-service restaurants and La Salsa fast-casual restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of our segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to the Facility and 2023 Convertible Notes and conversion inducement expense related to the 2023 Convertible Notes have been allocated to Hardee’s based on the use of funds. Certain amounts that we do not believe would be proper to allocate to the operating segments are included in Other (e.g., gains or losses on sales of long-term investments and the results of operations of consolidated VIEs). The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006).

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Twelve Weeks Ended November 6, 2006
Revenue	$187,194	$166,154	$10,531	$1,039	$364,918
Operating income (loss)	17,157	10,764	(3,669)	3	24,255
Income (loss) before income taxes	17,124	5,918	(3,654)	130	19,518
Goodwill (as of November 6, 2006)	22,649	—	—	—	22,649

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Twelve Weeks Ended November 7, 2005
Revenue	$181,041	$150,822	$11,200	$1,050	$344,113
Operating income (loss)	17,754	4,275	(904)	(141)	20,984
Income (loss) before income taxes	17,100	327	(897)	(137)	16,393
Goodwill (as of November 7, 2005)	22,649	—	—	—	22,649

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Forty Weeks Ended November 6, 2006
Revenue	$641,989	$547,490	$36,602	$3,360	$1,229,441
Operating income (loss)	66,397	31,864	(6,980)	(84)	91,197
Income (loss) before income taxes	64,927	14,701	(6,964)	(366)	72,298
Goodwill (as of November 6, 2006)	22,649	—	—	—	22,649

	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Forty Weeks Ended November 7, 2005
Revenue	$612,443	$515,083	$38,392	$3,887	$1,169,805
Operating income (loss)	57,654	15,346	(4,379)	(11,280)	57,341
Income (loss) before income taxes	55,256	1,992	(4,352)	(10,961)	41,935
Goodwill (as of November 7, 2005)	22,649	—	—	—	22,649
Note 11 — Net Assets Held For Sale
     As of November 6, 2006, assets of $1,882, which represents property, net, that we expect to sell within one year, were classified as held for sale in our Carl’s Jr. ($1,431) and Hardee’s ($451) operating segments, respectively. During the twelve and forty weeks ended November 6, 2006, impairment charges of $182 and $634, respectively, related to assets held for sale have been included in facility action charges, net, in our Hardee’s segment.
Note 12 — Purchase and Sale of Restaurant Assets
     During March 2006, we purchased, for aggregate consideration of $15,762, 36 restaurant locations that we had previously leased from a commercial lessor. Five of these locations had previously been subleased to a Hardee’s franchisee that was operating under a temporary license agreement that was terminated in May 2006. As of November 6, 2006, we were operating 27 of these locations as company-operated restaurants, five of these locations were leased to a franchisee and operating as franchised restaurants, three of these locations were leased to third parties and one location was vacant.
     During July 2006, we sold 38 company-operated Carl’s Jr. restaurants (36 of which are located in Oklahoma) with a net book value of $10,182 to a franchisee. We received aggregate consideration of $10,592, which included $777 in franchise fees, which are included in franchised and licensed restaurants and other revenues in our

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
accompanying Condensed Consolidated Statement of Income for the forty weeks ended November 6, 2006. The loss related to the sale of these restaurants was $407 and is included in facility action charges, net, in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or leasehold interests in the real property related to most of those restaurant locations and also acquired a subleasehold interest in the real property related to the remaining restaurant locations.
Note 13 — Termination of Franchise Agreement
     During February 2006, we terminated our franchise agreement with a Hardee’s franchisee that operated 90 franchised restaurants as a result of its inability to remedy, on a timely basis, certain defaults under the terms of the agreement. At that time, ten of the affected restaurants were located on property that we owned and leased to the franchisee, and 51 of the affected restaurants were located on leased premises that we sublet to the franchisee. During March 2006, we purchased five additional parcels that we had previously leased from a commercial lessor and sublet to the franchisee (see Note 12). The franchisee continued to operate the affected restaurants pursuant to a temporary license agreement until May 18, 2006, when we terminated the license agreement, leases and subleases and assumed full operational control of the aforementioned 61 restaurants. Since the termination of the license agreement, we have purchased $2,400 of existing equipment, closed 18 of the 61 restaurants and recorded facility action charges of $1,884 related to closing these restaurants. We currently operate the remaining 43 restaurants as company-operated restaurants. The former franchisee’s lenders (through a receiver) kept the remaining 29 restaurant locations, of which they subsequently closed 15. During October 2006, we purchased the remaining 14 restaurants for $6,538, of which we operate 11 as company-operated restaurants. The total purchase price included land, buildings and existing equipment. The remaining three restaurants are currently operated by an existing franchisee under a franchise agreement.
Note 14 — Commitments and Contingent Liabilities
     In prior years, as part of our refranchising program, we sold restaurants to franchisees. In some cases, these restaurants were on leased sites. We entered into sublease agreements with these franchisees, but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchised and licensed restaurants and other expense. As of November 6, 2006, the present value of our lease obligations under the remaining master leases’ primary terms is $113,666. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $2,238 of which $1,002 is reserved for in our estimated liability for closing restaurants as of November 6, 2006.
     The Facility includes a letter of credit sub-facility in the amount of $85,000 (see Note 6). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of November 6, 2006, we had outstanding letters of credit of $57,263, expiring at various dates through November 2007.
     As of November 6, 2006, we had unconditional purchase obligations in the amount of $51,635, which primarily include contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.
     We have employment agreements with certain key executives (the “Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, either all of or a pro-rata portion of the bonus in effect for the year in which the termination occurs. Additionally, all options granted and restricted stock awarded to the affected executives which have not vested as of the date of termination would vest immediately, and restricted stock awards which have not yet been awarded would be awarded immediately, if certain conditions are met. These Agreements have terms of three years, which renew daily, until termination. If all of these Agreements had been triggered as of November 6, 2006, we would have been required to make cash payments of approximately $14,212.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     We are, from time to time, the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect us and our restaurants, regardless of whether such allegations are valid or whether we are liable. We are also, at times, the subject of complaints or allegations from current or former employees, franchisees, vendors, landlords and others.
     As of November 6, 2006, we had recorded an accrued liability for contingencies related to litigation in the amount of $1,724, which relates to certain employment, real estate and other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts.
     For several years, we offered a program whereby we guaranteed the loan obligations of certain franchisees to independent lending institutions. Franchisees have used the proceeds from such loans to acquire certain equipment and pay the costs of remodeling Carl’s Jr. restaurants. In the event a franchisee defaults under the terms of a program loan, we are obligated, within 15 days following written demand by the lending institution, to purchase such loan or assume the franchisee’s obligation thereunder by executing an assumption agreement and seeking a replacement franchisee for the franchisee in default. By purchasing such loan, we may seek recovery against the defaulting franchisee. As of November 6, 2006, the principal outstanding under program loans guaranteed by us totaled approximately $450, with maturity dates ranging from 2007 through 2009. As of November 6, 2006, we had no accrued liability for expected losses under this program and were not aware of any outstanding loans being in default.
Note 15 — Stockholders’ Equity
Repurchase of Common Stock
     Pursuant to a program (the “Stock Repurchase Plan”) authorized by our Board of Directors, as modified during the forty weeks ended November 6, 2006, we are allowed to repurchase up to an aggregate of $100,000 of our common stock. During the twelve and forty weeks ended November 6, 2006, we repurchased 524,400 and 2,065,445 shares of our common stock at an average price of $19.04 and $16.43 per share, for a total cost, including trading commissions, of $9,999 and $33,998, and we retired 367,900 and 1,908,945 shares, respectively. As of November 6, 2006, we had 156,500 shares of common stock that had been repurchased but not yet retired and are shown as common stock held in treasury on the accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to November 6, 2006. Based on the Board of Directors’ authorization and the amount of cumulative repurchase of our common stock that we have already made thereunder, we are permitted to make additional repurchases of our common stock up to $56,446 under the Stock Repurchase Plan as of November 6, 2006. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which we are allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter through the quarter ending January 28, 2008. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
Dividends
     During the forty weeks ended November 6, 2006, we declared cash dividends of $0.12 per share of common stock, for a total of $7,733. Dividends payable of $2,794 and $2,394 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of November 6, 2006 and January 31, 2006, respectively. The dividends declared during the twelve weeks ended November 6, 2006 were subsequently paid on November 27, 2006.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 16 — Supplemental Cash Flow Information

	Forty Weeks Ended
	November 6,	November 5,
	2006	2005
Cash paid for:
Interest, net of amounts capitalized	$14,787	$16,388

Income taxes, net of refunds received	$545	$1,362

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$269	$280

Dividends declared, not paid	$2,794	$2,379

Capital lease obligations incurred to acquire assets	$102	$344

     The cash used in financing activities related to the repurchase of common stock for the forty weeks ended November 6, 2006, differs from the repurchase of common stock in the statement of stockholders’ equity, by $3,060, reflecting the timing difference between the recognition of share repurchase transactions and their settlement for cash. The $3,060 liability for unsettled repurchases of common stock is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of November 6, 2006.

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
          Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding our products, the effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions or prevailing interest rates, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in our suppliers’ ability to provide quality and timely products, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of our franchisees, franchisees’ willingness to participate in our strategies, the availability of financing for us and our franchisees, unfavorable outcomes in litigation, changes in accounting policies and practices, effectiveness of internal controls over financial reporting, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designated for development, and other factors as discussed in our filings with the Securities and Exchange Commission.
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
     For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Our most significant accounting policies require:
•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill, and to establish the estimated liability for closing restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, general and auto liability insurance programs;

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
•	determination of appropriate estimated liabilities for loss contingencies;

•	determination of appropriate assumptions to use in evaluating leases for capital versus operating lease treatment, establishing depreciable lives for leasehold improvements and establishing straight-line rent expense periods;

•	estimation of the appropriate allowances associated with franchise and license receivables and liabilities for franchise subleases;

•	determination of the appropriate assumptions to use to estimate the fair value of share-based compensation; and

•	estimation of our deferred income tax asset valuation allowance and effective tax rate.

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
     During the second and fourth quarter of each fiscal year, and whenever events and/or circumstances indicate that the carrying value of assets may be impaired, we perform an asset recoverability analysis through which we estimate future cash flows for each of our restaurants based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans and other relevant information. As the operations of restaurants opened or remodeled in recent years progress to the point that their profitability and future prospects can adequately be evaluated, additional restaurants will become subject to review and to the possibility that impairments exist.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     As of November 6, 2006, we had a total of 95 restaurants among our three major restaurant concepts that generated negative cash flows on a trailing one-year basis. These restaurants had combined net book values of $27,416. Included within these totals are 37 restaurants with combined net book values of $15,915 that have not been tested for impairment because they had not yet been operated for a sufficient period of time as of our most recent semi-annual asset recoverability analysis in the second quarter of fiscal 2007. If these negative cash flow restaurants were not to begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be unrecoverable and we may recognize additional impairment charges in the future.
Impairment of Goodwill
     At the reporting unit level, goodwill is tested for impairment annually during the first quarter of our fiscal year, and on an interim basis if events or circumstances indicate that it is more likely than not impairment may have occurred. We consider the reporting unit level to be the brand level since the components (e.g., restaurants) within each brand have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. The impairment, if any, is measured based on the estimated fair value of the brand. Fair value can be determined based on discounted cash flows, comparable sales or valuations of other restaurant brands. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.
     The most significant assumptions we use in this analysis are those made in estimating future cash flows. In estimating future cash flows, we use the assumptions in our strategic plan for items such as same-store sales, store count growth rates, and the discount rate we consider to be the market discount rate for acquisitions of restaurant companies and brands.
     If the assumptions used in performing our impairment testing prove inaccurate, the fair value of the brand may ultimately prove to be significantly lower, thereby causing the carrying value to exceed the fair value and indicating that an impairment has occurred. During the first quarter of fiscal 2007, we evaluated the Carl’s Jr. brand, the only one of our brands for which goodwill is recorded. As a result of our evaluation, we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of November 6, 2006, we had $22,649 in goodwill recorded on our accompanying Condensed Consolidated Balance Sheet, all of which relates to Carl’s Jr.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. As of November 6, 2006, the present value of our operating lease payment obligations on all closed restaurants was approximately $7,787, which represents the discounted amount we would be required to pay if we are unable to enter into sublease agreements or terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can often terminate those leases for less than that amount, or sublease the property and, accordingly, we have recorded an estimated liability for operating lease obligations of $4,085 as of November 6, 2006.
Estimated Liability for Self-Insurance
     We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, general and auto liability claims over $500. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 4.5% as of November 6, 2006. In determining our estimated liability, management, with the assistance of our actuary, develops assumptions based on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development. Our actual future loss development may be better or worse than the development we estimated in conjunction with the actuary, in which case our reserves would require adjustment. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we would be required to adjust the expected losses upward and increase our future self-insurance expense.
     Our actuary provides a range of estimated unpaid losses for each loss category, upon which our analysis is based. As of November 6, 2006, our estimated liability for self-insured workers’ compensation, general and auto liability losses ranged from a low of $33,831 to a high of $41,853. After adjusting to the actuarially determined best estimate, our recorded reserves for self-insurance liabilities were $37,655 as of November 6, 2006.
Loss Contingencies
     We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS 5, Accounting for Contingencies, which requires that we assess each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our Condensed Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we accrue to the low end of the range. In accordance with SFAS 5, as of November 6, 2006, we have recorded an accrued liability for contingencies related to litigation in the amount of $1,724 (see Note 14 for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the recorded liabilities and related Condensed Consolidated Financial Statement disclosure. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Condensed Consolidated Financial Statements.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     In addition, the lease term is calculated from the date we are given control of the leased premises through the lease termination date. There is potential for variability in the “rent holiday” period, which begins on the possession date and typically ends upon restaurant opening. Factors that may affect the length of the rent holiday period include construction-related delays. Extension of the rent holiday period due to such delays would result in greater rent expense recognized during the rent holiday period.
Franchised and Licensed Operations
     We monitor the financial condition of certain franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter, we perform an analysis to estimate bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our Condensed Consolidated Financial Statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Additionally, we cease accruing royalties and rental income from franchisees that are materially delinquent in paying or in default for other reasons and reverse any royalties and rent income accrued during the fiscal quarter in which such delinquency or default occurs. Over time our assessment of individual franchisees may change. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally six months) such that we determined an allowance was no longer required.
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
     Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. In such cases, we account for the sublease payments received as franchising rental income and the lease payments we make as rental expense in franchised and licensed restaurants and other expense in our Condensed Consolidated Statements of Income. As of November 6, 2006, the present value of our total obligation on lease arrangements with Hardee’s and Carl’s Jr. franchisees (including subsidized leases –see further discussion below) was $23,607 and $90,059, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past, however, we can provide no assurance that this will not occur.
     In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of November 6, 2006, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $13,657 and $5,103, respectively. Financially troubled franchisees include those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of November 6, 2006, the net book value of property under lease to Hardee’s franchisees that are considered to be financially troubled franchisees was approximately $332 and is included in the amount above. During fiscal 2007 or thereafter, some of these franchisees may close restaurants and, accordingly, we may record an impairment loss in connection with some of these closures.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Because losses are typically not probable and/or reasonably estimable, we have not established an additional estimated liability for potential losses not yet incurred under a significant portion of our franchise sublease arrangements. The present value of future sublease obligations from financially troubled franchisees is approximately $2,238 (two financially troubled franchisees represent all of this amount). If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future (see discussion above). The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s concept.
Share-Based Compensation
     We have various share-based compensation plans that provide stock options and restricted stock awards for certain employees and non-employee directors to acquire shares of our common stock. Prior to our adoption of SFAS 123R at the beginning of fiscal 2007, we accounted for share-based compensation in accordance with APB 25, which utilizes the intrinsic value method of accounting, as opposed to using the fair-value method prescribed in SFAS 123R. During the twelve and forty weeks ended November 6, 2006, we recorded share-based compensation expense of $2,009 and $4,934, respectively. (See Note 4 for analysis of the effect of certain changes in assumptions used to determine the fair value of share-based compensation.) Total share-based compensation expense was $47 and $57 for the twelve and forty weeks ended November 7, 2005, respectively.
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
     As of January 31, 2006, and November 6, 2006, we maintained a valuation allowance of $30,220 for deferred tax assets related to federal and state capital loss carryforwards, foreign tax credits and certain state net operating loss and income tax credit carryforwards. Even though we expect to generate taxable income, realization of the tax benefit of such deferred tax assets may remain uncertain for the foreseeable future, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.
     We use an estimate of our annual income tax rate to recognize a provision for income taxes in financial statements for interim periods. However, changes in facts and circumstances could result in adjustments to our effective tax rate in future quarterly or annual periods.
Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2007 Comparisons with Fiscal 2006
     The factors discussed below impact comparability of operating performance for the twelve and forty weeks ended November 6, 2006 and November 7, 2005, or could impact comparisons for the remainder of fiscal 2007.
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
Business Strategy
     We remain focused on vigorously pursuing our comprehensive business strategy. The main components of our strategy are as follows:
•	increase revenues, average unit volumes and operating income at our major brands;

•	remain focused on restaurant fundamentals — quality, service and cleanliness;

•	capitalize on our unique brand positioning and cutting-edge advertising;

•	offer premium products that compete on quality, innovation and taste;

•	continue to capitalize on dual-branding opportunities available with Green Burrito and Red BurritoTM;

•	control costs and improve the capital structure while increasing shareholder distributions;

•	leverage our infrastructure and marketing presence to build out existing core markets;

•	remodel our existing store base to remain competitive; and

•	strengthen our franchise system and pursue further franchising opportunities, including new franchisees.
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
     We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants, there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of November 6, 2006, our consolidated allowance for doubtful accounts on notes receivable was 48.6% of the gross balance of notes receivable and our consolidated allowance for doubtful accounts on accounts receivable was 1.3% of the gross balance of accounts receivable. When appropriate, we establish notes receivable pursuant to completing workout agreements with troubled franchisees. As of November 6, 2006, we have not recognized, on a cumulative basis, $176 in accounts receivable and $6,087 in notes receivable, nor the royalty and rent revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Operating Review
     The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations and are classified in the same way as we present segment information (see Note 10).

	Twelve Weeks Ended November 6, 2006
	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Elimination(B)	Total
Company-operated revenue	$132,068	$148,668	$10,122	$85	$—	$290,943

Restaurant operating costs:
Food and packaging	38,599	42,912	2,669	28	—	84,208
Payroll and employee benefits	34,522	46,535	3,407	30	—	84,494
Occupancy and other operating costs	29,197	31,965	3,571	26	—	64,759

Total restaurant operating costs	102,318	121,412	9,647	84	—	233,461

Franchising and licensed restaurants and other revenues:
Royalties	6,984	11,793	409	128	4	19,318
Distribution centers	42,883	4,051	—	—	—	46,934
Rent	4,979	1,531	—	—	—	6,510
Retail sales of variable interest entity	—	—	—	822	—	822
Other	280	111	—	—	—	391

Total franchising and licensed restaurants and other revenues	55,126	17,486	409	950	4	73,975

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,168	556	313	—	—	2,037
Distribution centers	42,695	4,290	—	—	—	46,985
Rent and other occupancy	4,238	1,126	—	—	—	5,364
Operating costs of variable interest entity	—	—	—	801	4	805

Total franchising and licensed restaurants and other expenses	48,101	5,972	313	801	4	55,191

Advertising	7,140	8,684	303	1	—	16,128

General and administrative	12,414	20,876	2,523	80	—	35,893

Facility action charges, net	64	(1,554)	1,414	66	—	(10)

Operating income (loss)	$17,157	$10,764	$(3,669)	$3	$—	$24,255

Company-operated average unit volume (trailing-13 periods)	$1,416	$907	$793
Franchise-operated average unit volume (trailing-13 periods)	$1,192	$924	$844
Company-operated same-store sales increase	6.2%	5.6%	2.0%
Franchise-operated same-store sales increase	5.7%	4.1%	1.7%
Company-operated same-store transaction increase (decrease)	1.0%	2.5%	(4.1)%
Average check (actual $)	$6.49	$4.83	$10.79
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	29.2%	28.9%	26.4%
Payroll and employee benefits	26.1%	31.3%	33.7%
Occupancy and other operating costs	22.1%	21.5%	35.3%
Total restaurant operating costs	77.5%	81.7%	95.3%
Advertising as a percentage of company-operated revenue	5.4%	5.8%	3.0%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Twelve Weeks Ended November 7, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Elimination(B)	Total
Company-operated revenue	$129,548	$134,420	$10,770	$84	$—	$274,822

Restaurant operating costs:
Food and packaging	37,708	39,648	2,916	29	—	80,301
Payroll and employee benefits	34,467	43,720	3,729	36	—	81,952
Occupancy and other operating costs	28,491	29,835	3,714	28	—	62,068

Total restaurant operating costs	100,666	113,203	10,359	93	—	224,321

Franchising and licensed restaurants and other revenues:
Royalties	5,941	9,836	400	116	(20)	16,273
Distribution centers	40,028	5,304	—	—	(133)	45,199
Rent	5,113	1,081	—	—	—	6,194
Retail sales of variable interest entity	—	—	—	1,003	—	1,003
Other	411	181	30	—	—	622

Total franchising and licensed restaurants and other revenues	51,493	16,402	430	1,119	(153)	69,291

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	995	1,152	291	—	—	2,438
Distribution centers	39,210	5,514	—	—	—	44,724
Rent and other occupancy	4,258	1,307	—	—	—	5,565
Operating costs of variable interest entity	—	—	—	995	(201)	794

Total franchising and licensed restaurants and other expenses	44,463	7,973	291	995	(201)	53,521

Advertising	7,801	8,208	323	2	—	16,334

General and administrative	9,990	16,533	1,409	288	—	28,220

Facility action charges, net	367	630	(278)	14	—	733

Operating income (loss)	$17,754	$4,275	$(904)	$(189)	$48	$20,984

Company-operated average unit volume (trailing-13 periods)	$1,324	$869	$765
Franchise-operated average unit volume (trailing-13 periods)	$1,150	$880	$890
Company-operated same-store sales (decrease) increase	(0.1)%	(3.5)%	2.6%
Franchise-operated same-store sales (decrease) increase	(1.1)%	(4.0)%	2.0%
Company-operated same-store transaction decrease	(4.7)%	(5.1)%	(1.3)%
Average check (actual $)	$6.10	$4.69	$10.06
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	29.1%	29.5%	27.1%
Payroll and employee benefits	26.6%	32.5%	34.6%
Occupancy and other operating costs	22.0%	22.2%	34.5%
Total restaurant operating costs	77.7%	84.2%	96.2%
Advertising as a percentage of company-operated revenue	6.0%	6.1%	3.0%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Forty Weeks Ended November 6, 2006
	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Elimination(B)	Total
Company-operated revenue	$457,572	$489,234	$35,111	$273	$—	$982,190

Restaurant operating costs:
Food and packaging	131,337	141,187	8,981	90	—	281,595
Payroll and employee benefits	119,991	154,261	11,476	103	—	285,831
Occupancy and other operating costs	96,321	103,707	11,875	86	—	211,989

Total restaurant operating costs	347,649	399,155	32,332	279	—	779,415

Franchising and licensed restaurants and other revenues:
Royalties	22,478	38,070	1,491	382	(38)	62,383
Distribution centers	144,201	13,531	—	—	—	157,732
Rent	16,196	6,101	—	—	—	22,297
Retail sales of variable interest entity	—	—	—	2,743	—	2,743
Other	1,542	554	—	—	—	2,096

Total franchising and licensed restaurants and other revenues	184,417	58,256	1,491	3,125	(38)	247,251

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	4,000	3,100	1,087	—	—	8,187
Distribution centers	142,026	14,222	—	—	—	156,248
Rent and other occupancy	13,948	4,173	—	—	—	18,121
Operating costs of variable interest entity	—	—	—	2,695	(30)	2,665

Total franchising and licensed restaurants and other expenses	159,974	21,495	1,087	2,695	(30)	185,221

Advertising	26,253	28,772	1,053	5	—	56,083

General and administrative	41,194	66,091	6,493	221	—	113,999

Facility action charges, net	522	113	2,617	274	—	3,526

Operating income (loss)	$66,397	$31,864	$(6,980)	$(76)	$(8)	$91,197

Company-operated same-store sales increase	5.5%	4.8%	1.6%
Franchise-operated same-store sales increase	6.0%	4.4%	1.6%
Company-operated same-store transaction increase (decrease)	1.5%	1.3%	(4.5)%
Average check (actual $)	$6.42	$4.89	$10.87
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	28.7%	28.9%	25.6%
Payroll and employee benefits	26.2%	31.5%	32.7%
Occupancy and other operating costs	21.1%	21.2%	33.8%
Total restaurant operating costs	76.0%	81.6%	92.1%
Advertising as a percentage of company-operated revenue	5.7%	5.9%	3.0%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Forty Weeks Ended November 7, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other(A)	Elimination(B)	Total
Company-operated revenue	$439,530	$456,057	$37,012	$354	$—	$932,953

Restaurant operating costs:
Food and packaging	127,460	135,713	9,822	121	—	273,116
Payroll and employee benefits	118,225	147,095	12,221	159	—	277,700
Occupancy and other operating costs	94,964	102,816	12,788	124	—	210,692

Total restaurant operating costs	340,649	385,624	34,831	404	—	761,508

Franchising and licensed restaurants and other revenues:
Royalties	19,760	32,949	1,349	338	(68)	54,328
Distribution centers	136,201	19,613	—	—	(133)	155,681
Rent	15,874	5,820	—	—	—	21,694
Retail sales of variable interest entity	—	—	—	3,396	—	3,396
Other	1,078	644	31	—	—	1,753

Total franchising and licensed restaurants and other revenues	172,913	59,026	1,380	3,734	(201)	236,852

Franchising and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	3,610	3,762	1,008	—	—	8,380
Distribution centers	132,603	20,047	—	—	—	152,650
Rent and other occupancy	13,795	4,651	—	—	—	18,446
Operating costs of variable interest entity	—	—	—	3,421	(249)	3,172

Total franchising and licensed restaurants and other expenses	150,008	28,460	1,008	3,421	(249)	182,648

Advertising	28,228	27,139	1,042	7	—	56,416

General and administrative	34,659	56,413	5,479	11,554	—	108,105

Facility action charges, net	1,245	2,101	411	30	—	3,787

Operating income (loss)	$57,654	$15,346	$(4,379)	$(11,328)	$48	$57,341

Company-operated same-store sales increase (decrease)	1.2%	(1.1)%	2.3%
Franchise-operated same-store sales (decrease) increase	(0.4)%	(3.1)%	3.1%
Company-operated same-store transaction decrease	(3.8)%	(3.5)%	(2.1)%
Average check (actual $)	$6.16	$4.75	$10.15
Restaurant operating costs as a % of company-operated revenue:
Food and packaging	29.0%	29.8%	26.5%
Payroll and employee benefits	26.9%	32.3%	33.0%
Occupancy and other operating costs	21.6%	22.5%	34.6%
Total restaurant operating costs	77.5%	84.6%	94.1%
Advertising as a percentage of company-operated revenue	6.4%	6.0%	2.8%

(A)	“Other” consists of Green Burrito and amounts that we do not believe would be proper to allocate to the operating segments.

(B)	“Eliminations” consists of the elimination of royalty revenues and expenses generated between Hardee’s and a consolidated variable interest entity franchisee included in our Condensed Consolidated Financial Statements.

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

	Twelve Weeks Ended November 6, 2006
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$9,162	$2,142	$(2,099)	$252	$9,457
Interest expense (income)	875	2,937	(8)	—	3,804
Income tax expense (benefit)	7,962	3,776	(1,555)	(122)	10,061
Depreciation and amortization	6,100	7,722	677	46	14,545
Facility action charges, net	64	(1,554)	1,414	66	(10)

Adjusted EBITDA	$24,163	$15,023	$(1,571)	$242	$37,857

	Twelve Weeks Ended November 7, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$16,667	$287	$(879)	$(252)	$15,823
Interest expense	1,006	4,323	5	—	5,334
Income tax expense (benefit)	433	40	(18)	115	570
Depreciation and amortization	5,634	7,582	799	38	14,053
Facility action charges, net	367	630	(278)	14	733

Adjusted EBITDA	$24,107	$12,862	$(371)	$(85)	$36,513

	Forty Weeks Ended November 6, 2006
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$38,182	$5,997	$(4,092)	$(246)	$39,841
Interest expense (income)	3,146	12,654	(2)	118	15,916
Income tax expense (benefit)	26,745	8,704	(2,872)	(120)	32,457
Depreciation and amortization	19,532	25,183	2,378	152	47,245
Facility action charges, net	522	113	2,617	274	3,526

Adjusted EBITDA	$88,127	$52,651	$(1,971)	$178	$138,985

	Forty Weeks Ended November 7, 2005
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$53,869	$1,886	$(4,265)	$(11,220)	$40,270
Interest expense	3,305	14,512	21	92	17,930
Income tax expense (benefit)	1,387	106	(87)	259	1,665
Depreciation and amortization	19,268	27,805	2,761	128	49,962
Facility action charges, net	1,245	2,101	411	30	3,787

Adjusted EBITDA	$79,074	$46,410	$(1,159)	$(10,711)	$113,614

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Trailing Four Quarters Ended November 6, 2006
	Carl’s Jr.	Hardee’s	La Salsa	Other	Total
Net income (loss)	$61,378	$329	$(6,682)	$139,128	$194,153
Interest expense	4,096	16,783	5	118	21,002
Income tax expense (benefit)	27,313	8,598	(2,923)	(139,527)	(106,539)
Depreciation and amortization	25,222	32,851	3,175	190	61,438
Facility action charges, net	1,069	2,665	3,750	280	7,764

Adjusted EBITDA	$119,078	$61,226	$(2,675)	$189	$177,818

     The following tables reconcile Adjusted EBITDA (a non-GAAP measure) to net cash provided by operating activities (a GAAP measure):

	Twelve Weeks Ended
	November 6, 2006	November 7, 2005
Net cash provided by operating activities	$37,209	$31,330
Interest expense	3,804	5,334
Income tax expense	10,061	570
Amortization of loan fees	(571)	(820)
Share-based compensation expense	(2,009)	(47)
Recovery of (provision for) losses on accounts and notes receivable	645	(5)
Loss on sales of property and equipment, capital leases and extinguishment of debt	(953)	(410)
Deferred income taxes	(8,683)	(44)
Other non-cash (charges) credits	(103)	14
Net changes in operating assets and liabilities:
Estimated liability for closing restaurants and estimated liability for self-insurance	1,789	2,136
Refundable income taxes	10	221
Receivables, inventories, prepaid expenses and other current and non-current assets	(144)	571
Accounts payable and other current and long-term liabilities	(3,198)	(2,337)

Adjusted EBITDA	$37,857	$36,513

	Forty Weeks Ended
	November 6, 2006	November 7, 2005
Net cash provided by operating activities	$134,870	$99,053
Interest expense	15,916	17,930
Income tax expense	32,457	1,665
Amortization of loan fees	(2,349)	(2,705)
Share-based compensation expense	(4,934)	(57)
Recovery of losses on accounts and notes receivable	351	494
Loss on sales of property and equipment, capital leases and extinguishment of debt	(1,942)	(2,231)
Deferred income taxes	(29,954)	(141)
Other non-cash charges	(56)	(38)
Net changes in operating assets and liabilities:
Estimated liability for closing restaurants and estimated liability for self-insurance	3,875	5,218
Refundable income taxes	8	(423)
Receivables, inventories, prepaid expenses and other current and non-current assets	2,466	1,008
Accounts payable and other current and long-term liabilities	(11,723)	(6,159)

Adjusted EBITDA	$138,985	$113,614

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Trailing Four Quarters
Ended November 6, 2006
Net cash provided by operating activities	$151,990
Interest expense	21,002
Income tax benefit	(106,539)
Amortization of loan fees	(2,956)
Share-based compensation expense	(5,066)
Provision for losses on accounts and notes receivable	(319)
Loss on sales of property and equipment, capital leases and extinguishment of debt	(2,891)
Deferred income taxes	109,108
Other non-cash charges	(105)
Net changes in operating assets and liabilities:
Estimated liability for closing restaurants and estimated liability for self-insurance	12,551
Refundable income taxes	(181)
Receivables, inventories, prepaid expenses and other current and non-current assets	6,460
Accounts payable and other current and long-term liabilities	(5,236)

Adjusted EBITDA	$177,818

Carl’s Jr.
     During the twelve weeks ended November 6, 2006, we closed one company-operated restaurant, and Carl’s Jr. franchisees and licensees closed three and opened ten restaurants. During the forty weeks ended November 6, 2006, we closed one and opened four company-operated restaurants, and Carl’s Jr. franchisees and licensees closed four and opened 30 restaurants. During the same period, we also divested 38 company-operated restaurants to a franchisee. The following tables show the change in the Carl’s Jr. restaurant portfolio for the trailing four quarters, as well as the change in revenue, for the current quarter and year-to-date period:

	Restaurant Portfolio			Revenue
	Third Fiscal Quarter			Third Fiscal Quarter			Year-To-Date
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Company-operated	394	428	(34)	$132,068	$129,548	$2,520	$457,572	$439,530	$18,042
Franchised and licensed(a)	685	614	71	55,126	51,493	3,633	184,417	172,913	11,504

Total	1,079	1,042	37	$187,194	$181,041	$6,153	$641,989	$612,443	$29,546

(a)	Includes $42,883, $40,028, $144,201 and $136,201 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants during the twelve weeks ended November 6, 2006, and November 7, 2005, and the forty weeks ended November 6, 2006 and November 7, 2005, respectively.
Company-Operated Restaurants
     Revenue from company-operated Carl’s Jr. restaurants increased $2,520, or 1.9%, to $132,068 during the twelve weeks ended November 6, 2006, as compared to the twelve weeks ended November 7, 2005. This increase was primarily due to increases in same-store sales of 6.2% and in the average check by 6.4% over the prior year period. In addition, the average unit volume for the trailing 13 periods ended November 6, 2006, reached $1,416, an increase of 6.9% over the comparable period ended November 7, 2005. We believe this increase is due to the successful promotion of the popular “meat-as-a-condiment” Pastrami Burger™, the latest Hand-Scooped Ice Cream Shakes and Malts™ flavor featuring M&M’s Chocolate Candies™, and the introduction of the Smoked Sausage Breakfast Sandwich™. These increases were partially offset by the net impact of the opening of five new company- operated restaurants, the closing of one restaurant and the divestiture of 38 restaurants to a franchisee, as compared to the same prior year period.
     During the forty weeks ended November 6, 2006, revenue from company-operated Carl’s Jr. restaurants increased $18,042, or 4.1%, to $457,572. The increases are mainly due to the impacts of a 5.5% increase in same-store sales and a 4.2% increase in the average guest check, partially offset by a decrease in the number of company-operated restaurants, as described in the preceding paragraph.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The changes in the restaurant operating costs as a percentage of company-operated revenue are explained as follows:

	Twelve	Forty
	Weeks	Weeks
Restaurant operating costs as a percentage of company-operated revenue for the period ended November 7, 2005	77.7%	77.5%
Decrease in labor costs, excluding workers’ compensation	(0.7)	(0.5)
Decrease in utilities expense	(0.5)	—
Increase (decrease) in workers’ compensation expense	0.2	(0.1)
Increase (decrease) in asset retirement expense	0.2	(0.1)
Increase in banking/ATM expense	0.2	0.1
Increase (decrease) in depreciation expense	0.2	(0.1)
Increase (decrease) in food and packaging costs	0.1	(0.3)
Decrease in cost of promotional items	—	(0.3)
Decrease in rent expense	—	(0.2)
Other, net	0.1	—

Restaurant operating costs as a percentage of company-operated revenue for the period ended November 6, 2006	77.5%	76.0%

     Labor costs, excluding workers’ compensation, as a percent of company-operated revenue decreased during the twelve and forty weeks ended November 6, 2006, as compared to the twelve and forty weeks ended November 7, 2005, due mainly to the benefit of sales leverage.
     Utilities expense as a percent of company-operated revenue decreased during the twelve weeks ended November 6, 2006, as compared to the twelve weeks ended November 7, 2005, due to a reduction in rates for electricity and natural gas and the benefit of sales leverage.
     Workers’ compensation expense increased as a percent of company-operated revenue during the twelve weeks ended November 6, 2006, due to the impact of a favorable claims reserves adjustment recorded in the third quarter of fiscal 2006, as a result of a quarterly actuarial analysis of outstanding claims reserves, that did not recur to the same extent in the current year quarter, partially offset by the benefit of sales leverage and continued favorable actuarial trends in claim frequency and severity. On a year-to-date basis, workers’ compensation expense has decreased as a percent of company-operated revenue due to the benefit of sales leverage and continued favorable actuarial trends in claim frequency and severity, partially offset by the impact of favorable claims reserves adjustments recorded in the prior year period that did not recur to the same extent in the current year period.
     Asset retirement expense as a percent of company-operated revenue increased during the twelve weeks ended November 6, 2006, as compared to the twelve weeks ended November 7, 2005, due to the write-off of assets that were damaged in a restaurant fire during the current year quarter with no similar occurrences in the prior year period. Asset retirement expense as a percent of company-operated revenue decreased during the forty weeks ended November 6, 2006, as compared to the forty weeks ended November 7, 2005, due to the write-off of leased point of sale equipment during the first quarter of fiscal 2006 for which there was no comparable write-off in the current year period, partially offset by the write-off of fire-damaged equipment described above.
     Banking/ATM expense as a percent of company-operated revenue increased during the twelve and forty weeks ended November 6, 2006, as compared to the twelve and forty weeks ended November 7, 2005, due mainly to increased fees related to higher credit card and ATM usage during the current year periods.
     Depreciation and amortization as a percent of company-operated revenue increased during the twelve weeks ended November 6, 2006, from the comparable prior year period, mainly due to the addition of new assets related to the rollout of new POS software and related hardware.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Food and packaging costs as a percent of company-operated revenue increased during the twelve weeks ended November 6, 2006, as compared to the prior year period, due primarily to increases in distribution costs, related to the on-going relocation of our main distribution center, and in fuel and labor costs, which were partially offset by decreases in the cost of several commodities, such as beef, pork, poultry and cheese. Food and packaging costs as a percent of company-operated revenue decreased during the forty weeks ended November 6, 2006, as compared to the prior year period, due primarily to decreases in the cost of several commodities such as beef, pork, poultry and cheese, which were partially offset by an increase in distribution costs related to the on-going relocation of our main distribution center.
     Cost of promotional items as a percent of company-operated revenue decreased during the forty weeks ended November 6, 2006, from the comparable prior year period, mainly due to the bobblehead promotion in the prior year period for which there was no comparable expense in the current year period.
     Rent expense as a percent of company-operated revenue decreased during the forty weeks ended November 6, 2006, as compared to the prior year period, due mainly to the benefit of sales leverage.
Franchised and Licensed Restaurants
     Total franchising revenue increased $3,633, or 7.1%, to $55,126 during the twelve weeks ended November 6, 2006, as compared to the twelve weeks ended November 7, 2005. Franchise royalties grew $1,043, or 17.6%, during the twelve weeks ended November 6, 2006, as compared to the twelve weeks ended November 7, 2005 due to the net increase of 71 domestic and international franchised restaurants during the trailing 13 periods ended November 6, 2006, and the impact of a 5.7% increase in same-store sales. Food, paper and supplies sales to franchisees increased by $2,855, or 7.1%, due to the increase in the franchise store base over the comparable prior year period, and the food purchasing volume impact of the increase in franchise same-store sales.
     Total franchising revenue increased $11,504, or 6.7%, to $184,417 during the forty weeks ended November 6, 2006, as compared to the forty weeks ended November 7, 2005. The increase is comprised mainly of an increase of $8,000, or 5.9%, in food, paper and supplies sales to franchisees, increased franchise royalties of $2,718, or 13.8%, and increased franchise fees of $600, or 55.7%, primarily for reasons noted in the third fiscal quarter discussion above.
     Franchised and licensed operating and other expenses increased $3,638, or 8.2%, to $48,101 during the twelve weeks ended November 6, 2006, as compared to the prior year period. This increase is mainly due to an increase in distribution center costs of $3,485, which can be attributed mainly to the increase in the cost of food, paper and supplies due to a corresponding increase in sales to franchisees and an increase in costs related to the on-going relocation of our main distribution center.
     Franchised and licensed operating and other expenses increased $9,966, or 6.6%, to $159,974 during the forty weeks ended November 6, 2006, as compared to the prior year period. This increase is mainly due to an increase in distribution center costs of $9,423, which can be attributed mainly to the increase in the cost of food, paper and supplies due to a corresponding increase in sales to franchisees and an increase in costs related to the on-going relocation of our main distribution center.
     Although not required to do so, as of November 6, 2006, approximately 87.5% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.
Hardee’s
     During the twelve weeks ended November 6, 2006, we opened two and closed 12 company-operated restaurants, and Hardee’s franchisees and licensees opened seven and closed 19 restaurants. During the same period, we acquired 14 restaurants from the lender of a former franchisee, of which three are currently being operated by an existing franchisee. During the forty weeks ended November 6, 2006, we opened four and closed 19 company-operated restaurants. During the same period, we also terminated our franchise agreement, leases and subleases with one franchisee and acquired 61 of their restaurants, of which we subsequently closed 18 and currently operate 43 as company-operated restaurants (see Note 13 for additional discussion). During the same period, we acquired 14 restaurants from the lender of a former franchisee, of which three are currently being operated by an existing franchisee. During the forty weeks ended November 6, 2006, Hardee’s franchisees and licensees opened 20 and closed 57 restaurants; they also divested 75 restaurants (including those divested by a lender of a former franchisee) to us. We closed 18 of those restaurants, and three of the restaurants are currently being operated by an existing

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
franchisee. The following table shows the change in the Hardee’s restaurant portfolio during the trailing four quarters, as well as the change in revenue for the current quarter and year-to-date period:

	Restaurant Portfolio			Revenue
	Third Fiscal Quarter			Third Fiscal Quarter			Year-To-Date
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Company-operated	705	664	41	$148,668	$134,420	$14,248	$489,234	$456,057	$33,177
Franchised and licensed	1,218	1,340	(122)	17,486	16,402	1,084	58,256	59,026	(770)

Total	1,923	2,004	(81)	$166,154	$150,822	$15,332	$547,490	$515,083	$32,407

Company-Operated Restaurants
     Revenue from company-operated Hardee’s restaurants increased $14,248, or 10.6%, to $148,668 during the twelve weeks ended November 6, 2006, as compared to the twelve weeks ended November 7, 2005. The increase is mostly due to an increase in same-store sales of 5.6% and a net increase of 41 restaurants since the third quarter of fiscal 2006, including 43 restaurants acquired from a former franchisee during fiscal 2007. Average unit volume for the trailing 13 periods ended November 6, 2006, reached $907, an increase of 4.4% over the comparable period ended November 7, 2005. During the same period, the average check increased by 3.0% due to the continued promotion of premium products such as our Big Chicken Fillet™, Red Burrito Taco Salad™, Steak ‘N’ Egg Burrito™ and Philly Cheesesteak Thickburger™.
     During the forty weeks ended November 6, 2006, revenue from company-operated Hardee’s restaurants increased $33,177, or 7.3%, to $489,234 as compared to the same prior year period. The increase is mainly due to a 4.8% increase in same store sales, a 2.9% increase in average guest check and an increase in the number of company-operated restaurants.
     The changes in the restaurant operating costs as a percentage of company-operated revenue are explained as follows:

	Twelve	Forty
	Weeks	Weeks
Restaurant operating costs as a percentage of company-operated revenue for the period ended November 7, 2005	84.2%	84.6%
Decrease in labor costs, excluding workers’ compensation	(1.5)	(1.0)
Decrease in food and packaging costs	(0.6)	(0.9)
Decrease in rent expense	(0.4)	(0.4)
Decrease in depreciation and amortization expense	(0.3)	(0.8)
Increase in workers’ compensation expense	0.3	0.3
Increase in repairs and maintenance expense	0.4	—
Decrease in utilities expense	(0.3)	—
Decrease in supplies and uniform expense	—	(0.2)
Other, net	(0.1)	—

Restaurant operating costs as a percentage of company-operated revenue for the period ended November 6, 2006	81.7%	81.6%

     Labor costs, excluding workers’ compensation, as a percent of company-operated revenue decreased during the twelve and forty weeks ended November 6, 2006, as compared to the prior year periods, primarily attributable to the benefit of greater sales leverage.
     Food and packaging costs as a percent of company-operated revenue decreased during the twelve and forty weeks ended November 6, 2006, compared to the comparable prior year periods, due to reduced costs for commodities such as beef, pork, poultry and cheese. This was partially offset by slightly higher paper costs and increased vending expenses due to the reopening of two toll road restaurants with company-operated gift shops.
     Rent expense as a percent of company-operated revenue decreased during the twelve and forty weeks ended November 6, 2006, as compared to the prior year periods, due to the March 2006 purchase of 36 restaurant locations that had previously been leased from a commercial lessor and the benefit of greater sales leverage.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Depreciation and amortization expense as a percent of company-operated revenue decreased during the twelve and forty weeks ended November 6, 2006, as compared to the prior year periods, mostly due to the expiration of certain equipment capital leases during fiscal 2006, as well as the continued use of certain fully depreciated assets and the benefit of sales leverage, partially offset by additional depreciation related to the purchase of 36 restaurant locations during March 2006.
     Workers’ compensation expense increased as a percent of company-operated revenue during the twelve and forty weeks ended November 6, 2006, due to the impact of favorable claims reserves adjustments recorded in the prior year periods, as a result of actuarial analyses of outstanding claims reserves, that did not recur to the same extent in the current year periods. The impact of these increases was partially offset by the benefit of sales leverage during the current year periods.
     Repairs and maintenance expense increased as a percent of company-operated revenue during the twelve weeks ended November 6, 2006, as compared to the prior year period, mainly due to higher repairs and maintenance costs for the restaurants acquired in connection with the termination of a franchise agreement. There were also higher maintenance costs for a new POS system support contract with no similar costs during the same prior year period.
     Utilities expense as a percent of company-operated revenue decreased during the twelve weeks ended November 6, 2006, as compared to the prior year period, mostly due to the benefit of sales leverage.
     Supplies and uniform expense as a percent of company-operated revenue decreased during the forty weeks ended November 6, 2006, as compared to the prior year period, due mainly to the rollout of new uniforms in the prior year period and the benefit of greater sales leverage.
Franchised and Licensed Restaurants
     Total franchising revenue increased $1,084, or 6.6%, to $17,486 during the twelve weeks ended November 6, 2006, as compared to the twelve weeks ended November 7, 2005. This increase is mainly due to an increase in royalty revenues of $1,957, or 19.9%, which is primarily due to the increase in domestic same-store sales and in royalty collections from financially troubled franchisees. During the twelve weeks ended November 6, 2006, we collected $1,794 of previously unrecognized royalties from significantly past due franchisees, compared to collections of $696 in the prior year quarter. The incremental revenue resulting from such collections is not expected to recur, to the same extent, in future quarters. This increase is partially offset by a $1,253, or 23.6%, decrease in distribution center revenues related to decreased franchise remodel activity in the current quarter and a $450, or 41.6%, increase in rental income due to the collection of previously unrecognized rental income, partially offset by the decrease due to the termination of a franchise agreement with a franchisee that had previously leased ten of our owned locations and subleased 51 of our leased locations.
     Total franchising revenue decreased $770, or 1.3%, to $58,256 during the forty weeks ended November 6, 2006, as compared to the forty weeks ended November 7, 2005. The decrease is primarily due to a $6,082, or 31.0%, decrease in distribution center revenues related to decreased franchise remodel activity in the current fiscal year and the ice cream equipment rollout in the prior year period. This decrease is partially offset by an increase in royalty revenues of $5,121, or 15.5%, which is primarily due to the increase in domestic same-store sales and in royalty collections from financially troubled franchisees. During the forty weeks ended November 6, 2006, we collected $4,693 of previously unrecognized royalties from significantly past due franchisees, compared to collections of $1,608 in the prior year period. The incremental revenue resulting from such collections is not expected to recur, to the same extent, in future periods.
     Franchised and licensed operating and other expenses decreased $2,001, or 25.1%, to $5,972, during the twelve weeks ended November 6, 2006, as compared to the prior year period. This decrease in costs is mainly due to a reduction in bad debt expense, a decrease in cost of equipment sales due to a corresponding decrease in equipment sales and the closure of 18 of the restaurant locations we acquired upon the termination of a franchise agreement.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Franchised and licensed operating and other expenses decreased $6,965, or 24.5%, to $21,495, during the forty weeks ended November 6, 2006, as compared to the prior year period. This decrease in costs is mainly due to a reduction in bad debt expense, a decrease in cost of equipment sales due to a corresponding decrease in equipment sales, and a decrease in rent expense due to the closure of 18 of the restaurant locations we acquired upon the termination of a franchise agreement.
La Salsa
     During the twelve weeks ended November 6, 2006, we opened one and closed two company-operated restaurants, and La Salsa franchisees and licensees closed two restaurants. During the forty weeks ended November 6, 2006, we opened one and closed six company-operated restaurants, and La Salsa franchisees and licensees opened two and closed four restaurants. The following table shows the change in the La Salsa restaurant portfolio for the trailing four quarters, as well as the change in revenue for the current quarter and year-to-date period:

	Restaurant Portfolio			Revenue
	Third Fiscal Quarter			Third Fiscal Quarter			Year-To-Date
	2007	2006	Change	2007	2006	Change	2007	2006	Change
Company-operated	54	61	(7)	$10,122	$10,770	$(648)	$35,111	$37,012	$(1,901)
Franchised and licensed	41	40	1	409	430	(21)	1,491	1,380	111

Total	95	101	(6)	$10,531	$11,200	$(669)	$36,602	$38,392	$(1,790)

     Same-store sales for company-operated La Salsa restaurants increased 2.0% during the twelve weeks ended November 6, 2006, as compared to the same period in the prior year. Revenue from company-operated La Salsa restaurants decreased $648, or 6.0%, as compared to the twelve weeks ended November 7, 2005, primarily due to the closure of seven company-operated restaurants in the trailing 13 periods ended November 6, 2006. For the forty weeks ended November 6, 2006, same-store sales for company-operated La Salsa restaurants increased 1.6%, as compared to the same period in the prior year; and revenue from company-operated La Salsa restaurants decreased $1,901, or 5.1%, as compared to the same period in the prior year, primarily due to the closure of seven company-operated restaurants in the trailing 13 periods ended November 6, 2006.
     Restaurant operating costs as a percentage of company-operated revenue were 95.3% and 96.2% for the twelve weeks ended November 6, 2006 and November 7, 2005, respectively. Restaurant operating costs as a percentage of company-operated revenue were 92.1% and 94.1% for the forty weeks ended November 6, 2006 and November 7, 2005, respectively. Food and packaging costs decreased by 0.7% and 0.9% as a percent of revenue for the twelve and forty weeks ended November 6, 2006, respectively, as compared to the same periods in the prior year, primarily due to reduced costs for dairy, poultry and seafood products. Occupancy and other costs increased 0.8% as a percent of revenues for the twelve weeks ended November 6, 2006, as compared to the same period in the prior year, mainly due to higher rent and repairs and maintenance costs. Occupancy and other costs decreased 0.8% as a percent of revenues for the forty weeks ended November 6, 2006, as compared to the same period in the prior year, driven primarily by a reduction in depreciation and asset retirement expenses. Labor costs decreased 0.9% and 0.3% as a percent of revenues for the twelve and forty weeks ended November 6, 2006, respectively, as compared to the same periods in the prior year, mainly due to the benefit of sales leverage.
Consolidated Expenses
Consolidated Variable Interest Entities
     We consolidate the results of one franchise VIE, which operates five Hardee’s restaurants. We do not possess any ownership interest in the franchise VIE. Retail sales and operating expenses of the franchise VIE are included within franchised and licensed restaurants and other. The assets and liabilities of, and minority interest in, this entity are included in our accompanying Condensed Consolidated Balance Sheets and are not significant to our consolidated financial position. The results of operations of this entity are included within our accompanying Condensed Consolidated Statements of Income and are not significant to our consolidated results of operations. The minority interest in the income or loss of this franchise entity is classified in other income, net, in our accompanying Condensed Consolidated Statements of Income. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of this franchise entity. None of our assets serve as collateral for the creditors of this franchisee or any of our other franchisees. (See Note 1 for further discussion of the franchise VIE.)

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
Advertising Expense
     Advertising expenses decreased $206, or 1.3%, to $16,128, and also decreased 0.4%, to 5.5%, as a percentage of company-operated revenue, during the twelve weeks ended November 6, 2006, as compared to the comparable period in the prior year. Advertising expenses decreased $333, or 0.6%, to $56,083, and also decreased 0.3%, to 5.7%, as a percentage of company-operated revenue, during the forty weeks ended November 6, 2006, as compared to the comparable period in the prior year. The decrease as a percentage of revenue is mainly due to the benefit of sales leverage and increased contribution rates from Carl’s Jr. franchisees, which defray costs to produce advertising and marketing materials.
General and Administrative Expense
     General and administrative expenses increased $7,673, or 27.2%, to $35,893, and also increased 1.6%, to 9.8%, of total revenue, for the twelve weeks ended November 6, 2006, as compared to the twelve weeks ended November 7, 2005. This increase was mainly due to higher management bonus expense of $1,335, based on our performance relative to executive management and operations bonus criteria; an increase of $1,962 in share-based compensation expense, as a result of the adoption of SFAS 123R and issuance of additional options and awards; increased information technologies expense primarily related to higher consulting fees related to various systems implementations and upgrades; increases in our accrued liability for litigation; and increases in professional services and various other expenses.
     General and administrative expenses increased $5,894, or 5.5%, to $113,999, and also increased 0.1%, to 9.3% of total revenue, for the forty weeks ended November 6, 2006, as compared to the same prior year period. This increase was mainly due to higher management bonus expense of $5,335, based on our performance relative to executive management and operations bonus criteria; an increase of $4,877 in share-based compensation expense, as a result of the adoption of SFAS 123R and issuance of additional options and awards; increased information technologies expense of $1,316, primarily related to higher consulting fees related to various systems implementations and upgrades; increases in our accrued liability for litigation; and increases in professional services and various other expenses. These increases were partially offset by the fact that general and administrative expenses for the forty weeks ended November 7, 2005 included $11,000 to purchase and retire the outstanding options of our retired Chairman of the Board of Directors, and there was no comparable expense in the current year period.
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
     Net facility action charges decreased $743, or 101.4%, to $(10) during the twelve weeks ended November 6, 2006, as compared to the twelve weeks ended November 7, 2005. This decrease is mainly due to an increase in gains on the sales of restaurants and surplus properties of $1,874 over the prior year period, partially offset by an increase in new decisions to close restaurants of $1,190.
     Net facility action charges decreased $261, or 6.9%, to $3,526, remaining a flat 0.3% as a percentage of total revenue, during the forty weeks ended November 6, 2006, as compared to the same prior year period. This decrease is mainly due to an increase in gains on the sales of restaurants and surplus properties of $3,517 over the prior year

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
period. This decrease was partially offset by increases in new decisions regarding closing restaurants of $2,210, in asset impairment of $409 and in unfavorable dispositions of leases and fee surplus properties of $773.
     See Note 7 for additional detail of the components of facility action charges.
Interest Expense
     During the twelve weeks ended November 6, 2006, interest expense decreased $1,530, or 28.7%, to $3,804, as compared to the twelve weeks ended November 7, 2005, primarily as a result of lower average borrowing, the conversion of a significant portion of our 2023 Convertible Notes into shares of our common stock during fiscal 2007 and further reduction of our capital lease obligations since the prior year comparable period. During the forty weeks ended November 6, 2006, interest expense decreased $2,014, or 11.2%, to 15,916, as compared to the comparable prior year period primarily for reasons similar to those noted in the third fiscal quarter discussion.
     See Note 6 for additional detail of the components of interest expense.
Conversion Inducement Expense
     During the twelve and forty weeks ended November 6, 2006, we recorded conversion inducement expense of $2,807 and $6,406 as a result of payments made, in response to unsolicited offers, to induce the holders of $38,388 and $89,808 of our 2023 Convertible Notes to convert their notes into 4,369,165 and 10,221,579 shares of our common stock, respectively. No comparable expense was recorded during the twelve and forty weeks ended November 7, 2005, and we do not expect to incur comparable conversion inducement expense in future quarterly or annual periods.
Other Income, Net
     Other income, net, consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 6,	November 7,	November 6,	November 7,
	2006	2005	2006	2005
Interest income on notes receivable from franchisees, disposition properties and capital leases	$243	$277	$872	$886
Rental income from properties leased to third parties, net	375	347	1,361	986
Other, net	1,256	119	1,190	652

Total other income, net	$1,874	$743	$3,423	$2,524

     Other income, net, typically consists of lease and sublease income from non-franchisee tenants, interest income on notes receivable, and other non-operating items. Other income, net, increased $1,131 and $899 during the twelve and forty weeks ended November 6, 2006, as compared to the comparable periods in the prior year, respectively, due mainly to the favorable resolution of a gain contingency and the collection of a non-trade receivable that had previously been determined to be uncollectible.
Income Taxes
     Income tax expense for the twelve and forty weeks ended November 6, 2006 consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 6,	November 7,	November 6,	November 7,
	2006	2005	2006	2005
Foreign income taxes	$222	$200	$844	$666
Federal and state income taxes	9,839	370	31,613	999

Income tax expense	$10,061	$570	$32,457	$1,665

Effective income tax rate	51.5%	3.5%	44.9%	4.0%
     Our effective income tax rates for the twelve and forty weeks ended November 6, 2006 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. Our effective income tax rates for the twelve and forty weeks ended November 7, 2005 differ from the federal statutory rate primarily as a result of state income taxes and changes in our valuation allowance for deferred tax assets.

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
     We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of November 6, 2006, our current ratio was 0.84 to 1.
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
     During the twelve and forty weeks ended November 6, 2006, we voluntarily prepaid $9,112 and $28,112, respectively, of the $230,000 term loan, in addition to $636 of regularly scheduled principal payments for the forty weeks ended November 6, 2006. As of November 6, 2006, we had (i) borrowings outstanding under the term loan portion of the Facility of $70,000, (ii) borrowings outstanding under the revolving portion of the Facility of $1,000, (iii) outstanding letters of credit under the revolving portion of the Facility of $57,263, and (iv) availability under the revolving portion of the Facility of $91,737.
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
     As of November 6, 2006, the applicable interest rate on the term loan was LIBOR plus 2.00%, or 7.375%, per annum. For the revolving loan portion of the Facility, the applicable rate was Prime plus 1.00%, or 9.25%, per annum. We also incur fees on outstanding letters of credit under the Facility at a rate equal to the applicable margin for LIBOR revolving loans, which is currently 2.25% per annum.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The Facility required us to enter into interest rate protection agreements in an aggregate notional amount of at least $70,000 for a term of at least three years. Pursuant to this requirement, on July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate cap premiums is recognized quarterly in interest expense in our Consolidated Statements of Income. We recorded interest expense of $95 and $29 during the twelve and forty weeks ended November 6, 2006, respectively, and interest income of $20 and interest expense of $15 during the twelve and forty weeks ended November 7, 2005, respectively, to adjust the carrying value of the interest rate cap premiums to their fair values. The fair values of the interest rate cap premiums are included in other assets, net, in our accompanying Condensed Consolidated Balance Sheets, and were $28 and $56 at November 6, 2006 and January 31, 2006, respectively. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. However, if we were to continue to make voluntary prepayments on the term loan, the outstanding principal balance could drop below the notional amount of our existing interest rate caps.
     The Facility permits us to repurchase our common stock and/or pay cash dividends in an aggregate amount up to $97,655 as of November 6, 2006. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in the Facility) during the term of the Facility. Based on the amount of cumulative repurchase of our common stock and payment of cash dividends, we are permitted to make additional common stock repurchases and/or cash dividend payments of $39,614, as of November 6, 2006.
     Subject to the terms of the Facility, we may make annual capital expenditures in the amount of $45,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in the Facility) in excess of $110,000. We may also carry forward certain unused capital expenditure amounts to the following year. Based on these terms, and assuming that Adjusted EBITDA in fiscal 2007 is equal to Adjusted EBITDA in fiscal 2006, the Facility would permit us to make capital expenditures of $108,276 in fiscal 2007, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above.
     The Facility contains financial performance covenants, which include a minimum Adjusted EBITDA requirement, a minimum fixed charge coverage ratio, and maximum leverage ratios. We were in compliance with these covenants and all other requirements of the Facility as of November 6, 2006.
     The full text of the contractual requirements imposed by the Facility is set forth in the Sixth Amended and Restated Credit Agreement, dated as of June 2, 2004, and the amendments thereto, which we have filed with the SEC, and in the ancillary loan documents described therein. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events of default, including, but not limited to, if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default on other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only upon certain events of default under the Facility), our 2023 Convertible Notes (described below) may also become accelerated under certain circumstances and after all cure periods have expired.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     During the twelve and forty weeks ended November 6, 2006, in response to unsolicited offers from the holders of $38,388 and $89,808, respectively, of the 2023 Convertible Notes, we made cash payments to the holders, comprised of accrued interest through the dates of conversion and inducements for the holders to convert and in lieu of payment of future interest on the converted notes. The inducement payments were $2,807 and $6,406, and are included in conversion inducement expense in our accompanying Condensed Consolidated Statements of Income for the twelve and forty weeks ended November 6, 2006, respectively. Pursuant to their terms, these notes converted into an aggregate of 4,369,165 and 10,221,579 shares of our common stock, respectively. As a result of these conversions, during the forty weeks ended November 6, 2006, bank indebtedness and other long-term debt decreased $89,808; other assets, net, decreased $1,356; common stock increased $102; and additional paid-in capital increased $88,350. The remaining $15,192 of the 2023 Convertible Notes are convertible into our common stock at a conversion price of approximately $8.79 per share, based on a conversion rate of 113.8160 shares per $1 of the notes.
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
     Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, as modified during the forty weeks ended November 6, 2006, we are allowed to repurchase up to an aggregate of $100,000 of our common stock. During the twelve and forty weeks ended November 6, 2006, we repurchased 524,400 and 2,065,445 shares of our common stock at an average price of $19.04 and $16.43 per share, for a total cost, including trading commissions, of $9,999 and $33,998, and we retired 367,900 and 1,908,945 shares, respectively. As of November 6, 2006, we had 156,500 shares of common stock that had been repurchased but not yet retired and are shown as common stock held in treasury on the accompanying Condensed Consolidated Balance Sheet. Based on the Board of Directors’ authorization and the amount of cumulative repurchase of our common stock that we have already made thereunder, we are permitted to make additional repurchases of our common stock up to $56,446 under the Stock Repurchase Plan as of November 6, 2006. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act, under which we are allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter through the quarter ending January 28, 2008. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
     During the forty weeks ended November 6, 2006, we declared cash dividends of $0.12 per share of common stock, for a total of $7,733. Dividends payable of $2,794 and $2,394 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of November 6, 2006 and January 31, 2006, respectively. The dividends declared during the twelve weeks ended November 6, 2006 were subsequently paid on November 27, 2006.
     During the forty weeks ended November 6, 2006, cash provided by operating activities was $134,870, an increase of $35,817 or 36.2% from the prior year comparable period. The current period included significantly more non-cash charges than the prior year period, primarily increases of $29,813 in deferred income taxes and $4,877 in share-based compensation expense, which were partially offset by lower depreciation and amortization. Working capital account balances, including accounts receivable and accounts payable, can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.
     Cash used in investing activities during the forty weeks ended November 6, 2006 totaled $62,932, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, and collections on notes receivable.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Capital expenditures were as follows:

	Forty Weeks Ended
	November 6,	November 7,
	2006	2005
New restaurants (including restaurants under development)
Carl’s Jr.	$8,263	$6,921
Hardee’s	3,280	8,714
La Salsa	1,055	307
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	4,775	3,902
Hardee’s	4,557	4,260
La Salsa	210	123
Other restaurant additions
Carl’s Jr.	17,760	7,298
Hardee’s	37,412	16,515
La Salsa	382	380
Corporate/other	7,326	5,843

Total	$85,020	$54,263

     Capital expenditures for the forty weeks ended November 6, 2006, increased $30,757, or 56.7%, over the comparable prior year period mainly due to the acquisition of real property at 36 restaurant locations that we had previously leased from a commercial lessor, the purchase of 14 restaurant properties from a former franchisee’s lender, the rollout of new POS software and related hardware at our restaurants and additions, which include a new warehouse management software system, related to the on-going relocation of our main distribution center, partially offset by a decrease in new construction.
     Cash used in financing activities during the forty weeks ended November 6, 2006 was $67,716, which principally consisted of repayment of $28,748 of term loans under our Facility (of which $28,112 represented voluntary prepayment thereof), net repayments of $7,000 under the revolving portion of our Facility, repayment of $3,898 of capital lease obligations, payment of $7,364 of dividends, payment of $30,938 for the repurchase of common stock, and a $774 decrease in our bank overdraft position (which is generally not a significant source or use of cash over the long term), partially offset by proceeds from exercises of stock options of $9,561.
Contractual Obligations
     We enter into purchasing contracts and pricing arrangements to control costs for commodities and other items that are subject to price volatility. We also enter into contractual commitments for marketing and sponsorship arrangements. These arrangements, in addition to any unearned supplier funding and distributor inventory obligations, result in unconditional purchase obligations, which totaled $51,635 as of November 6, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)
Interest Rate Risk
     Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. As of November 6, 2006, we had $71,000 of borrowings and $57,263 of letters of credit outstanding under the Facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $710. The estimated reduction is based upon the outstanding balance of the borrowings under the Facility and the weighted-average interest rate for the quarter and assumes no change in the volume, index or composition of debt as in effect on November 6, 2006. As of November 6, 2006, a hypothetical increase of 100 basis points in short-term interest rates would also cause the fair value of our convertible subordinated notes due 2023 to decrease approximately $340, and a hypothetical decrease of 100 basis points in short-term interest rates would cause the fair value of our convertible subordinated notes due 2023 to increase approximately $350. The changes in fair value were determined by discounting the projected cash flows assuming redemption on October 1, 2008.
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
Derivative Financial Instruments
     On July 26, 2004, we entered into two interest rate cap agreements in an aggregate notional amount of $70,000. Under the terms of each agreement, if LIBOR exceeds 5.375% on the measurement date for any quarterly period, we will receive payments equal to the amount LIBOR exceeds 5.375%, multiplied by (i) the notional amount of the agreement and (ii) the fraction of a year represented by the quarterly period. The agreements expire on July 28, 2007. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate cap premiums will be recognized quarterly in interest expense in our Consolidated Statements of Income. We recorded interest expense of $95 and $29 during the twelve and forty weeks ended November 6, 2006, respectively, and interest income of $20 and interest expense of $15 during the twelve and forty weeks ended November 7, 2005, respectively, to adjust the carrying value of the interest rate cap premiums to their fair values. The fair values of the interest rate cap premiums are included in other assets, net, in our accompanying Condensed Consolidated Balance Sheets, and were $28 and $56 at November 6, 2006 and January 31, 2006, respectively. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. However, if we were to continue to make voluntary prepayments on the term loan, the outstanding principal balance could drop below the notional amount of our existing interest rate caps.

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
     In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 6, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q report to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 6, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information.
Item 1. Legal Proceedings.
     See Note 14 for information regarding legal proceedings.
Item 1A. Risk Factors.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(Dollars in thousands, except per share amounts)
Issuer Purchase of Equity Securities
     Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, as modified during the forty weeks ended November 6, 2006, we are allowed to repurchase up to an aggregate of $100,000 of our common stock. During the twelve and forty weeks ended November 6, 2006, we repurchased 524,400 and 2,065,445 shares of our common stock at an average price of $19.04 and $16.43 per share, for a total cost, including trading commissions, of $9,999 and $33,998, and we retired 367,900 and 1,908,945 shares, respectively. As of November 6, 2006, we had 156,500 shares of common stock that had been repurchased but not yet retired and are shown as common stock held in treasury on the accompanying Condensed Consolidated Balance Sheet. Based on the Board of Directors’ authorization and the amount of cumulative repurchase of our common stock that we have already made thereunder, we are permitted to make additional repurchases of our common stock up to $56,446 under the Stock Repurchase Plan as of November 6, 2006. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act, under which we are allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter through the quarter ending January 28, 2008. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
     The following table provides information as of November 6, 2006, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
				Maximum
				Dollar
				Value of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total	Price	of Publicly	Under the
	Number of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
August 15 — September 11, 2006	42,000	$15.31	42,000	$15,801
September 12, 2006 — October 9, 2006	40,000	16.96	40,000	15,121
October 10, 2006 — November 6, 2006	442,400	19.58	442,400	56,446

Total	524,400	$19.04	524,400	$56,446

Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.

Exhibit #
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on December 9, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the Securities and Exchange Commission on April 24, 1998).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.4	Certificate of Amendment of Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004 filed with the Securities and Exchange Commission on April 7, 2004).

4.1	Rights Agreement, dated as of October 10, 2005, between the Company and Mellon Investor Services, LLC, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2005).

10.1	Amendment No. 3 to Employment Agreement between CKE Restaurants, Inc. and Andrew F. Puzder, effective as of October 12, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006).

Exhibit #
10.2	Amendment No. 2 to Employment Agreement between CKE Restaurants, Inc. and E. Michael Murphy, effective as of October 12, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006).

10.3	Amendment No. 2 to Employment Agreement between CKE Restaurants, Inc. and Theodore Abajian, effective as of October 12, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC.
(Registrant)

Date: December 12, 2006	/s/ Theodore Abajian

Theodore Abajian
Executive Vice President
Chief Financial Officer

Exhibit Index

Exhibit #
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on December 9, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the Securities and Exchange Commission on April 24, 1998).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.4	Certificate of Amendment of Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004 filed with the Securities and Exchange Commission on April 7, 2004).

4.1	Rights Agreement, dated as of October 10, 2005, between the Company and Mellon Investor Services, LLC, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 11, 2005).

10.1	Amendment No. 3 to Employment Agreement between CKE Restaurants, Inc. and Andrew F. Puzder, effective as of October 12, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006).

10.2	Amendment No. 2 to Employment Agreement between CKE Restaurants, Inc. and E. Michael Murphy, effective as of October 12, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006).

10.3	Amendment No. 2 to Employment Agreement between CKE Restaurants, Inc. and Theodore Abajian, effective as of October 12, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.