Form 10-Q
period 2007-05-21
CKE RESTAURANTS INC
filed 2007-06-28
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 21, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 21, 2007, 63,143,989 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	May 21, 2007	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$26,371	$18,620
Accounts receivable, net of allowance for doubtful accounts of $1,029 as of May 21, 2007 and $821 as of January 31, 2007	36,452	42,485
Related party trade receivables	5,016	4,644
Inventories, net	26,140	21,708
Prepaid expenses	15,848	13,548
Assets held for sale	19,296	3,949
Advertising fund assets, restricted	17,539	17,896
Deferred income tax assets, net	19,300	25,450
Current assets of discontinued operations	2,096	2,007
Other current assets	3,465	1,971

Total current assets	171,523	152,278
Notes receivable, net of allowance for doubtful accounts of $1,837 as of May 21, 2007 and $2,786 as of January 31, 2007	1,305	775
Property and equipment, net of accumulated depreciation and amortization of $450,805 as of May 21, 2007 and $441,447 as of January 31, 2007	471,751	482,388
Property under capital leases, net of accumulated amortization of $45,572 as of May 21, 2007 and $44,885 as of January 31, 2007	23,774	25,153
Deferred income tax assets, net	87,554	85,997
Goodwill	22,649	22,649
Long-term assets of discontinued operations	19,777	18,859
Other assets, net	9,596	8,539

Total assets	$807,929	$796,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$24,504	$1,500
Current portion of capital lease obligations	5,423	5,323
Accounts payable	71,796	63,994
Advertising fund liabilities	17,539	17,896
Current liabilities of discontinued operations	2,466	1,749
Other current liabilities	87,573	94,677

Total current liabilities	209,301	185,139
Bank indebtedness and other long-term debt, less current portion	169,071	114,942
Convertible subordinated notes due 2023	15,167	15,167
Capital lease obligations, less current portion	39,310	41,123
Long-term liabilities of discontinued operations	5,247	5,746
Other long-term liabilities	56,999	55,675

Total liabilities	495,095	417,792

Commitments and contingencies (Notes 6 and 14)
Subsequent events (Notes 4 and 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 63,166 shares issued and 63,157 shares outstanding as of May 21, 2007; 67,247 shares issued and 67,229 shares outstanding as of January 31, 2007	632	672
Common stock held in treasury, at cost; 9 shares as of May 21, 2007 and 18 shares as of January 31, 2007	(193)	(360)
Additional paid-in capital	424,468	501,437
Accumulated deficit	(112,073)	(122,903)

Total stockholders’ equity	312,834	378,846

Total liabilities and stockholders’ equity	$807,929	$796,638

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Revenue:
Company-operated restaurants	$380,524	$377,143
Franchised and licensed restaurants and other	101,278	96,905

Total revenue	481,802	474,048

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	111,435	108,334
Payroll and employee benefits	110,479	109,490
Occupancy and other	81,874	78,491

Total restaurant operating costs	303,788	296,315
Franchised and licensed restaurants and other	79,492	74,347
Advertising	22,762	22,404
General and administrative	46,027	44,812
Facility action charges, net	(254)	2,533

Total operating costs and expenses	451,815	440,411

Operating income	29,987	33,637
Interest expense	(5,295)	(7,042)
Other income, net	1,624	365

Income before income taxes and discontinued operations	26,316	26,960
Income tax expense	10,617	10,756

Income from continuing operations	15,699	16,204
Loss from discontinued operations (net of income tax benefit of $160 and expense of $32 for the sixteen weeks ended May 21, 2007 and May 22, 2006, respectively)	(348)	(36)

Net income	$15,351	$16,168

Basic income per common share:
Continuing operations	$0.24	$0.27
Discontinued operations	0.00	0.00

Net income	$0.24	$0.27

Diluted income per common share:
Continuing operations	$0.23	$0.23
Discontinued operations	0.00	0.00

Net income	$0.23	$0.23

Dividends per common share	$0.06	$0.04

Weighted-average common shares outstanding:
Basic	64,823	59,664
Dilutive effect of stock options, convertible notes and restricted stock	3,327	13,494

Diluted	68,150	73,158

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended May 21, 2007
			Common Stock		Additional		Total
	Common Stock		Held in Treasury		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 31, 2007	67,247	$672	(18)	$(360)	$501,437	$(122,903)	$378,846
Cash dividends declared ($0.06 per share)	—	—	—	—	—	(3,750)	(3,750)
Issuance of restricted stock awards	1	—	—	—	—	—	—
Exercise of stock options	307	3	—	—	1,554	—	1,557
Tax benefit from exercise of stock options	—	—	—	—	1,800	—	1,800
Share-based compensation expense	—	—	—	—	3,101	—	3,101
Repurchase and retirement of common stock	(4,389)	(43)	9	167	(83,424)	—	(83,300)
Net income	—	—	—	—	—	15,351	15,351
FIN 48 transition amount	—	—	—	—	—	(771)	(771)

Balance at May 21, 2007	63,166	$632	(9)	$(193)	$424,468	$(112,073)	$312,834

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Cash flows from operating activities:
Net income	$15,351	$16,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,884	18,653
Amortization of loan fees	265	1,016
Share-based compensation expense	3,101	1,770
(Recovery of) provision for losses on accounts and notes receivable	(665)	574
Loss on sales of property and equipment, capital leases and extinguishment of debt	618	569
Facility action charges, net	(463)	2,562
Deferred income taxes	4,639	10,020
Other non-cash charges (credits)	24	(79)
Net change in estimated liability for closing restaurants and estimated liability for self-insurance	(2,518)	(1,797)
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	(3,247)	(4,314)
Net change in accounts payable and other current and long-term liabilities	2,146	1,810

Net cash provided by operating activities	39,135	46,952

Cash flows from investing activities:
Purchases of property and equipment	(35,495)	(34,635)
Proceeds from sales of property and equipment	12,118	181
Collections on notes receivable	67	415
Other investing activities	23	20

Net cash used in investing activities	(23,287)	(34,019)

Cash flows from financing activities:
Net change in bank overdraft	479	2,768
Borrowings under revolving credit facility	94,000	18,000
Repayments of borrowings under revolving credit facility	(117,000)	(24,500)
Borrowings under credit facility term loan	100,179	—
Repayment of credit facility term loan	—	(3,251)
Repayment of other long-term debt	(52)	(46)
Borrowing by consolidated variable interest entity	5	33
Repayments of capital lease obligations	(1,539)	(1,420)
Payment of deferred loan fees	(1,022)	—
Repurchase of common stock	(83,467)	(1,999)
Exercise of stock options	1,557	1,153
Tax benefit from exercise of stock options	1,457	244
Dividends paid on common stock	(2,694)	(2,394)

Net cash used in financing activities	(8,097)	(11,412)

Net increase in cash and cash equivalents	7,751	1,521
Cash and cash equivalents at beginning of period	18,680	21,343

Cash and cash equivalents at end of period	$26,431	$22,864

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 1 — Basis of Presentation and Description of Business
     CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, Green Burrito® and Red Burrito™ concepts. References to CKE Restaurants, Inc. throughout these Notes to Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”
     Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of May 21, 2007, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	398	664	1	1,063
Franchised and licensed	703	1,241	15	1,959

Total	1,101	1,905	16	3,022

     Our accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE, our wholly-owned subsidiaries, and certain variable interest entities for which we are the primary beneficiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q, and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007. In our opinion, all adjustments considered necessary for a fair presentation of financial position and results of operations for this interim period have been included. The results of operations for such interim period are not necessarily indicative of results for the full year or for any future period.
     We operate on a retail accounting calendar. Our fiscal year has 13 four-week accounting periods and ends on the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. For clarity of presentation, we generally label all fiscal year ends as if the fiscal year ended January 31.
     Subsequent to the sixteen weeks ended May 21, 2007, we entered into an agreement to sell our La Salsa Fresh Mexican Grill® (“La Salsa”) restaurants and the related franchise operations. The results of operations for La Salsa have been classified as discontinued operations for all periods presented (see Note 12) in the accompanying Condensed Consolidated Financial Statements. Certain other prior year amounts in the accompanying Condensed Consolidated Financial Statements have also been reclassified to conform to current year presentation. These reclassifications did not have any impact on net income and net income per common share.
Variable Interest Entities
     As required by Financial Accounting Standards Board (“FASB”) Interpretation 46R, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), we consolidate one franchise entity that operates five Hardee’s restaurants since we have concluded that we are the primary beneficiary of this variable interest entity (“VIE”). The assets and liabilities of, and minority interest in, this VIE have been included in our accompanying Condensed Consolidated Balance Sheets and are not significant to our consolidated financial position. The operating results of this VIE have been included in our accompanying Condensed Consolidated Statements of Income and are not significant to our consolidated results of operations.
     We also consolidate a national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”). We have included $17,539 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheet as of May 21, 2007, and $17,896 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheet as of January 31, 2007. Advertising fund assets, restricted, are comprised primarily of cash and receivables. Advertising fund liabilities are comprised primarily of accounts payable and deferred obligations. The Hardee’s Funds have been included in our

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
accompanying Condensed Consolidated Statements of Income on a net basis, whereby, in accordance with Statement of Financial Accounting Standards (“SFAS”) 45, Accounting for Franchise Fee Revenue, we do not reflect franchisee contributions as revenue, but rather as an offset to reported advertising expenses.
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
Note 3 — Adoption of New Accounting Pronouncements
     In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125. Our adoption of SFAS 155 at the beginning of fiscal 2008 had no impact on our consolidated financial position or results of operations.
     In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. Our adoption of SFAS 156 at the beginning of fiscal 2008 had no impact on our consolidated financial position or results of operations.
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the recognition, in the financial statements, of the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 at the beginning of fiscal 2008. See Note 8 for a description of the impact of this adoption on our consolidated financial position and results of operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) consensus 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This EITF addresses the presentation of taxes in the income statement. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. Our adoption of EITF 06-3 at the beginning of fiscal 2008 had no impact on our consolidated results of operations.
Note 4 — Share-Based Compensation
     We have various share-based compensation plans that provide restricted stock awards and stock options for certain employees and non-employee directors to acquire shares of our common stock. We record share-based compensation using the fair value method prescribed in SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). Total share-based compensation expense recognized under SFAS 123R for the sixteen weeks ended May 21, 2007 and May 22, 2006 was $3,138 and $1,770, with associated tax benefits of $867 and $710, respectively, and was included in general and administrative expense in our accompanying Condensed Consolidated Statements of Income.
  Stock Incentive Plans
     The 2005 Omnibus Incentive Compensation Plan (“2005 Plan”) was approved by our stockholders in June 2005 and is an “omnibus” stock plan consisting of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock grants, stock appreciation rights and stock units. Participants in the 2005 Plan may be granted any one of the equity awards or any combination thereof, as determined by the Compensation Committee of our Board of Directors. A total of 2,500,000 shares were initially available for grant under the 2005 Plan. The number of shares available for grant under the 2005 Plan was subsequently increased to 5,500,000 shares on June 11, 2007. Options generally have a term of ten years from the date of grant and vest as prescribed by the Compensation Committee. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. Restricted stock awards are generally awarded with an exercise price of $0. The 2005 Plan will terminate on March 22, 2015, unless the Board of Directors, at its discretion, terminates the Plan at an earlier date. As of May 21, 2007, 1,182,500 shares are available for future grants of options or other awards under the 2005 Plan, which was increased to 4,182,500 shares available for future grants of options or restricted awards on June 11, 2007.
     Our 2001 Stock Incentive Plan (“2001 Plan”) was approved by our Board of Directors in September 2001. The 2001 Plan has been established as a “broad based plan” as defined by the New York Stock Exchange, whereby at least a majority of the options awarded under the 2001 Plan must be awarded to employees of CKE who are not executive officers or directors within the first three years of the 2001 Plan’s existence. Awards granted to eligible employees under the 2001 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of ten years from the date of grant. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. As of May 21, 2007, 132,656 shares are available for future grants of options or other awards under the 2001 Plan.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     Our 1999 Stock Incentive Plan (“1999 Plan”) was approved by stockholders in June 1999 and amended and again approved in June 2000. Awards granted to eligible employees under the 1999 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of ten years from the date of grant, except for incentive stock options granted to 10% or greater stockholders of CKE, which have a term of five years from the date of grant. Options are generally at a price equal to or greater than the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater stockholders of CKE may not be granted at less than 110% of the fair market value of the common stock on the date of grant. Restricted stock awards are generally awarded with an exercise price of $0 per share. As of May 21, 2007, 244,862 shares are available for future grants of options or other awards under the amended 1999 Plan, with such amount of available shares increased by 350,000 shares on the date of each annual meeting of stockholders.
     Our 1994 Stock Incentive Plan expired in April 1999, and all outstanding options under this plan are fully vested. Outstanding options generally have a term of five years from the date of grant for the non-employee directors and ten years from the date of grant for employees and were priced at the fair market value of the shares on the date of grant. As of May 21, 2007, there were no shares available for future grants of options or other awards under this plan.
     In general, options issued under our stock incentive plans have a term of ten years and vest over a period of three years. We generally issue new shares of common stock for option exercises. The grant date fair value is calculated using a Black-Scholes option valuation model. We did not grant any options under any of our stock incentive plans during the sixteen weeks ended May 21, 2007 and May 22, 2006.
     Transactions under all stock incentive plans, for the sixteen weeks ended May 21, 2007, are as follows:
  Stock options outstanding:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at January 31, 2007	5,374,306	$13.36	5.38
Exercised	(306,911)	5.07
Forfeited	(24,707)	21.19
Expired	(33,180)	18.07

Outstanding at May 21, 2007	5,009,508	$13.80	5.13	$39,736

Exercisable at May 21, 2007	3,669,848	$13.27	3.89	$32,252

Expected to vest at May 21, 2007	1,219,653	$15.19	8.48	$6,878

  Restricted stock awards:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Restricted stock awards at January 31, 2007	616,012	$17.36

Granted	775	$19.34

Restricted stock awards at May 21, 2007	616,787	$17.36

     Unvested restricted stock awards as of May 21, 2007 consist of 376,787 restricted stock awards that have vesting periods ranging from one to four years and 240,000 performance-vested restricted stock awards that were awarded to certain key executives, pursuant to their amended employment agreements. Performance-vested awards vest upon the achievement of specific performance goals over specified performance periods. Such awards are subject to adjustment based on the final performance relative to the goals, resulting in a minimum award of no shares and a maximum award of 240,000 shares. We begin recognizing the share-based compensation expense related to these awards when we deem the achievement of performance goals to be probable. During the sixteen weeks ended May 21, 2007, we recognized $706 of share-based compensation expense related to performance-vested restricted stock

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
awards. There was no share-based compensation expense related to performance-vested restricted stock awards during the sixteen weeks ended May 22, 2006.
     The aggregate intrinsic value of the stock options exercised during the sixteen weeks ended May 21, 2007 and May 22, 2006 was $4,696 and $1,025, respectively. As of May 21, 2007, there was $6,553 of unamortized compensation expense related to stock options. We expect to recognize this expense over a weighted-average period of 1.53 years. As of May 21, 2007, there was $7,499 of unrecognized compensation expense related to restricted stock awards. We expect to recognize this expense over a weighted-average period of 2.08 years.
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
Note 5 — Other Assets
Other assets as of May 21, 2007 and January 31, 2007 consist of the following:

	May 21,	January 31,
	2007	2007
Intangible assets (see table below)	$2,837	$2,922
Deferred financing costs	4,441	3,697
Net investment in lease receivables, less current portion	588	610
Other	1,730	1,310

	$9,596	$8,539

     As of May 21, 2007 and January 31, 2007, intangible assets with finite useful lives were primarily comprised of intangible assets obtained through our acquisition of Santa Barbara Restaurant Group, Inc. in fiscal 2003 and our Hardee’s acquisition transactions in fiscal 1998 and 1999. Such intangible assets have amortization periods ranging from 15 to 44 years and are included in other assets, net, in our accompanying Condensed Consolidated Balance Sheets.
     The table below presents identifiable, definite-lived intangible assets as of May 21, 2007 and January 31, 2007:

	Weighted-	May 21, 2007			January 31, 2007
	Average	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangible Assets	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	20	$3,166	$(825)	$2,341	$3,166	$(776)	$2,390
Favorable lease agreements	21	1,467	(971)	496	1,491	(959)	532

		$4,633	$(1,796)	$2,837	$4,657	$(1,735)	$2,922

     Amortization expense related to identifiable, definite-lived intangible assets was $72 and $100 for the sixteen weeks ended May 21, 2007 and May 22, 2006, respectively.
Note 6 — Indebtedness and Interest Expense
     We amended and restated our senior credit facility (“Facility”) on March 27, 2007 and amended the Facility again on May 3, 2007. The Facility provides for a $370,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $170,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in 19 quarterly installments of $425, beginning in the second quarter of fiscal 2008; three quarterly payments of $40,375, beginning on April 1, 2012; and a final payment of $40,800 due on January 1, 2013.
     During the sixteen weeks ended May 21, 2007, we did not make any principal payments on the term loan. As of May 21, 2007, we had (i) borrowings outstanding under the term loan portion of the Facility of $170,000, (ii) borrowings outstanding under the revolving portion of the Facility of $22,500, (iii) outstanding letters of credit under the revolving portion of the Facility of $46,310, and (iv) availability under the revolving portion of the Facility of $131,190.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     The terms of the Facility include certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions. The Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties.
     As of May 21, 2007, the applicable interest rate on the term loan was the London Inter Bank Offering Rate (“LIBOR”) plus 1.375%, or 6.75%, per annum. For the revolving loan portion of the Facility, the applicable interest rate is Prime plus 0.50% per annum. However, under the terms of the Facility, we are permitted to lock in interest rates for the revolving portion based on LIBOR plus 1.50% for fixed terms ranging from 7 to 90 days. As of May 21, 2007, the applicable interest rate on the revolving loan portion of the Facility was 6.875%. We also incur fees on outstanding letters of credit under the Facility at a per annum rate equal to 1.50% times the stated amounts.
     The Facility permits us to repurchase our common stock and/or pay cash dividends in an aggregate amount up to $288,377 as of May 21, 2007. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in the Facility) during the term of the Facility. Based on the amount of cumulative repurchases of our common stock and payment of cash dividends, we are permitted to make additional common stock repurchases and/or cash dividend payments of $94,489, as of May 21, 2007.
      The Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in the Facility) in excess of $150,000. We may also carry forward certain unused capital expenditure amounts to the following year. Based on these terms, and assuming that Adjusted EBITDA in fiscal 2008 is equal to our trailing-13 period Adjusted EBITDA, as defined by our Facility, as of May 21, 2007, the Facility would permit us to make capital expenditures of $143,255 in fiscal 2008, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above. The Facility contains financial performance covenants, which include a maximum leverage ratio. We were in compliance with these covenants and all other requirements of the Facility as of May 21, 2007.
     The full text of the contractual requirements imposed by the Facility is set forth in the Seventh Amended and Restated Credit Agreement, dated as of March 27, 2007, and the amendment thereto, which we have filed with the Securities and Exchange Commission (“SEC”), and in the ancillary loan documents described therein. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events of default, including, but not limited to, if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default on other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only upon certain events of default under the Facility), our Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”) (described below) may also become accelerated under certain circumstances and after all cure periods have expired.
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
     During the sixteen weeks ended May 21, 2007, the cumulative dividends declared since the most recent conversion rate adjustment have resulted in a change in the conversion rate per $1 of the notes of 1.2290%, from the previous conversion rate of 113.8160 to an adjusted conversion rate of 115.2148. As a result of the conversion rate adjustment, the previous conversion price of approximately $8.79 has been adjusted to a conversion price of approximately $8.68.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     The terms of the Facility and the 2023 Convertible Notes are not dependent on any change in our credit rating. We believe the key Company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flows from operations, asset collateral bases and the level of our equity capital relative to our debt obligations. In addition, as noted above, our existing debt agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.
     Interest expense consisted of the following:

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Facility	$2,943	$2,125
Capital lease obligations	1,561	1,738
2023 Convertible Notes	187	1,292
Amortization of loan fees	265	1,016
Letter of credit fees and other	339	871

	$5,295	$7,042

Note 7 — Facility Action Charges, Net
     The following transactions have been recorded in our accompanying Condensed Consolidated Statements of Income as facility action charges, net:
(i)	impairment of long-lived assets for under-performing restaurants to be disposed of or held and used;

(ii)	store closure costs, including sublease of closed facilities at amounts below our primary lease obligation;

(iii)	gain (loss) on the sale of restaurants and refranchising transactions; and

(iv)	amortization of discount related to estimated liability for closing restaurants.
     The components of facility action charges, net are as follows:

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Carl’s Jr.
Unfavorable dispositions of leased and fee surplus properties, net	$320	$667
Impairment of assets to be held and used	—	36
Loss on sales of restaurants and surplus properties, net	4	9
Amortization of discount related to estimated liability for closing restaurants	51	78

	375	790

Hardee’s
New decisions regarding closing restaurants	51	1,776
Unfavorable dispositions of leased and fee surplus properties, net	152	66
Impairment of assets to be disposed of	17	186
Impairment of assets to be held and used	2	4
Gain on sales of restaurants and surplus properties, net	(1,117)	(601)
Amortization of discount related to estimated liability for closing restaurants	132	152

	(763)	1,583

Other
Loss on sales of restaurants and surplus properties, net	134	160

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Total
New decisions regarding closing restaurants	$51	$1,776
Unfavorable dispositions of leased and fee surplus properties, net	472	733
Impairment of assets to be disposed of	17	186
Impairment of assets to be held and used	2	40
Gain on sales of restaurants and surplus properties, net	(979)	(432)
Amortization of discount related to estimated liability for closing restaurants	183	230

	$(254)	$2,533

     The following table summarizes the activity in our estimated liability for closing restaurants for the sixteen weeks ended May 21, 2007:

	Carl’s Jr.	Hardee’s	Total
Balance at January 31, 2007	$3,186	$9,173	$12,359
New decisions regarding closing restaurants	—	51	51
Usage	(458)	(1,236)	(1,694)
Unfavorable dispositions of leased and fee surplus properties, net	320	152	472
Amortization of discount	51	132	183

Balance at May 21, 2007	3,099	8,272	11,371
Less current portion	957	2,566	3,523

Long-term portion	$2,142	$5,706	$7,848

     The current and long-term portions of our estimated liability for closing restaurants are included in other current liabilities and other long-term liabilities, respectively, in our accompanying Condensed Consolidated Balance Sheets.
Note 8 — Income Taxes
     Income tax expense consisted of the following:

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Federal and state income taxes	$10,301	$10,431
Foreign income taxes	316	325

Income tax expense	$10,617	$10,756

Effective income tax rate	40.4%	39.9%

     Our effective income tax rates for the sixteen weeks ended May 21, 2007 and May 22, 2006 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes.
     We adopted FIN 48 (see Note 3) at the beginning of fiscal 2008. The adoption of FIN 48 resulted in a decrease of $176 in income taxes receivable, an increase of $642 in income tax liabilities, a decrease of $4,948 in deferred income tax assets, a decrease of $4,995 in valuation allowance against deferred income tax assets and an increase of $771 in accumulated deficit. As of the date of adoption and May 21, 2007, we had $6,246 of unrecognized tax benefits, all of which would affect our effective tax rate, if recognized in any future period. We do not expect significant changes in our unrecognized tax benefits in the next twelve months.
     Our policy on the classification of interest and penalties related to the underpayment of income taxes and uncertain tax positions is to record interest in interest expense, and to record penalties, if any, in general and administrative expense, in our condensed consolidated statements of income. During the sixteen weeks ended May 21, 2007, we recognized $6 of interest expense, and we had approximately $65 and $71 of interest accrued as of the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
date of adoption and May 21, 2007, respectively. We had no penalties accrued as of the date of adoption and May 21, 2007.
     We or our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We have carried forward various federal and state net operating losses and income tax credits to income tax years that remain open by statute. As a result, such net operating loss and income tax credit carryforwards remain subject to adjustment by the respective tax authorities. The Internal Revenue Service has commenced an examination of our U.S. income tax returns for fiscal 2003 through fiscal 2005. At this time, we do not anticipate this audit to result in a material impact on our condensed consolidated financial statements.
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
     The dilutive effect of stock options is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, unamortized compensation on share-based awards, and tax benefits arising in connection with share-based compensation, are assumed to be used to purchase our common stock at the average market price during the period. The dilutive effect of convertible debt is determined using the “if-converted” method, whereby interest charges and amortization of debt issuance costs, net of taxes, applicable to the convertible debt are added back to income and the convertible debt is assumed to have been converted at the beginning of the reporting period, with the resulting common shares being included in weighted-average shares.
     The table below presents the computation of basic and diluted earnings per share for the sixteen weeks ended May 21, 2007 and May 22, 2006:

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
	(In thousands except per share amounts)
Basic earnings per share:
Income from continuing operations	$15,699	$16,204
Loss from discontinued operations	(348)	(36)

Net income	$15,351	$16,168

Weighted-average shares for computation of basic earnings per share	64,823	59,664

Basic income per share from continuing operations	$0.24	$0.27
Basic income per share from discontinued operations	0.00	0.00

Basic net income per share	$0.24	$0.27

Diluted earnings per share:
Income from continuing operations	$15,699	$16,204
Add: Interest and amortization costs for 2023 Convertible Notes, net of related tax effect	137	917

Income from continuing operations for computation of diluted earnings per share	$15,836	$17,121

Loss from discontinued operations	$(348)	$(36)

Net income	$15,351	$16,168
Add: Interest and amortization costs for 2023 Convertible Notes, net of related tax effect	137	917

Net income for computation of diluted earnings per share	$15,488	$17,085

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
	(In thousands except per share amounts)
Weighted-average shares for computation of basic earnings per share	64,823	59,664
Dilutive effect of stock options and restricted stock	1,580	1,543
Dilutive effect of 2023 Convertible Notes	1,747	11,951

Weighted-average shares for computation of diluted earnings per share	68,150	73,158

Diluted income per share from continuing operations	$0.23	$0.23
Diluted income per share from discontinued operations	0.00	0.00

Diluted net income per share	$0.23	$0.23

     The following table presents the number of potentially dilutive shares, in thousands, of our common stock equivalents excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the sixteen weeks ended May 21, 2007 and May 22, 2006:

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Stock options and restricted stock	1,208	2,174
Note 10 — Segment Information
     We are principally engaged in developing, operating and franchising our Carl’s Jr. and Hardee’s quick-service restaurants, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of our segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to the Facility and the 2023 Convertible Notes have been allocated based on the use of funds. Certain amounts that we do not believe would be proper to allocate to the operating segments are included in “Other” (i.e., gains or losses on sales of long-term investments and the results of operations of consolidated VIEs). The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007).

	Carl’s Jr.	Hardee’s	Other	Total
Sixteen Weeks Ended May 21, 2007
Revenue	$258,145	$222,435	$1,222	$481,802
Operating income (loss)	21,427	8,596	(36)	29,987
Income (loss) before income taxes and discontinued operations	21,231	6,207	(1,122)	26,316
Goodwill (as of May 21, 2007)	22,649	—	—	22,649

	Carl’s Jr.	Hardee’s	Other	Total
Sixteen Weeks Ended May 22, 2006
Revenue	$260,114	$212,630	$1,304	$474,048
Operating income (loss)	26,731	7,034	(128)	33,637
Income (loss) before income taxes and discontinued operations	25,847	1,960	(847)	26,960
Goodwill (as of May 22, 2006)	22,649	—	—	22,649
Note 11 — Net Assets Held For Sale
     Surplus restaurant properties and company-operated restaurants that we expect to sell within one year are classified in our accompanying Condensed Consolidated Balance Sheets as assets held for sale. As of May 21, 2007, total net assets held for sale were $19,296. This was comprised of one surplus property in our Carl’s Jr. operating segment with a carrying value of $1,316; five surplus properties and a parcel of land collectively valued at $1,952 in our Hardee’s operating segment; and 56 company-operated restaurants, for which

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
the sale to three franchisees was deemed probable at May 21, 2007, valued at $16,028 in our Hardee’s operating segment. As of January 31, 2007, total net assets held for sale were $3,949. This was comprised of one surplus property in our Carl’s Jr. operating segment with a carrying value of $1,316 and seven company-operated restaurants and other real property with a collective carrying value of $2,633 in our Hardee’s operating segment.
Note 12 — Discontinued Operations
     Consistent with our strategy to focus on growing Carl’s Jr. and Hardee’s, including dual-branding them with our Mexican brands, Green Burrito and Red Burrito, subsequent to the sixteen weeks ended May 21, 2007, we entered into an agreement to sell our La Salsa restaurants and the related franchise operations. Under the agreement, Santa Barbara Restaurant Group, Inc., a wholly-owned subsidiary of the Company, is expected to sell its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. We expect the sale of La Salsa to be completed during the second quarter of fiscal 2008. La Salsa was previously reported as a separate operating segment.
     In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the divestiture of La Salsa qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this segment in discontinued operations in the accompanying Condensed Consolidated Financial Statements for all periods presented. There were certain general and administrative expenses that had previously been allocated to La Salsa that we expect to continue to incur after the divestiture. As such, those expenses have been reallocated to our continuing operations in the accompanying Condensed Consolidated Financial Statements.
     The current and long-term assets and liabilities of the discontinued operations were as follows:

	May 21, 2007	January 31, 2007
Cash and cash equivalents	$60	$60
Accounts receivable, net	263	319
Inventories, net	282	257
Prepaid expenses	807	626
Deferred income tax assets, net	548	548
Other current assets	136	197

Current assets of discontinued operations	$2,096	$2,007

Notes receivable, net	$19	$—
Property and equipment, net	7,393	6,202
Other assets, net	12,365	12,657

Long-term assets of discontinued operations	$19,777	$18,859

Accounts payable	$854	$293
Other current liabilities	1,612	1,456

Current liabilities of discontinued operations	$2,466	$1,749

Deferred income tax liabilities, net	$2,216	$2,216
Other long-term liabilities	3,031	3,530

Long-term liabilities of discontinued operations	$5,247	$5,746

     The results from discontinued operations were as follows:

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Revenue	$14,032	$14,509

Operating loss	(502)	(3)
Interest expense	(15)	(7)
Other income, net	9	6
Income tax benefit (expense)	160	(32)

Loss from discontinued operations	$(348)	$(36)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     Pursuant to our agreement to sell La Salsa, we will retain contingent liabilities related to tax matters arising prior to the completion of the sale of La Salsa and certain litigation matters existing as of the balance sheet date.
Note 13 — Purchase and Sale of Assets
     During fiscal 2008, we launched a refranchising program that is expected to involve approximately 200 Hardee’s restaurant locations in a number of markets across the Midwest and Southeast United States. During the sixteen weeks ended May 21, 2007, we sold 28 company-operated Hardee’s restaurants and other real property with a net book value of $9,805 to three franchisees. In connection with these transactions, we received aggregate consideration of $10,749 and recognized a net gain of $832, which is included in facility action charges, net in our accompanying Condensed Consolidated Statement of Income for the sixteen weeks ended May 21, 2007 in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.
Note 14 — Commitments and Contingent Liabilities
     In prior years, as part of a refranchising program, we sold restaurants to franchisees. In some cases, these restaurants were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchised and licensed restaurants and other expense. As of May 21, 2007, the present value of the lease obligations under the remaining master leases’ primary terms is $106,979. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $2,798, of which $1,280 is reserved for in our estimated liability for closing restaurants as of May 21, 2007.
     Pursuant to the Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 6). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of May 21, 2007, we had outstanding letters of credit of $46,310, expiring at various dates through July 2008.
     As of May 21, 2007, we had unconditional purchase obligations in the amount of $54,048, which primarily include contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.
     We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, either all of or a pro-rata portion of the bonus in effect for the year in which the termination occurs. Additionally, all options and restricted stock awarded to the affected executives which have not vested as of the date of termination would vest immediately, and restricted stock awards which have not yet been awarded would be awarded immediately. If all of these Agreements had been triggered as of May 21, 2007, we would have been required to make cash payments of approximately $16,275.
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
     As of May 21, 2007, we had recorded an accrued liability for contingencies related to litigation in the amount of $910, which relates to certain employment, real estate and other business disputes. Certain of the matters for which

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of May 21, 2007, we estimated the contingent liability of those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $25 to $50.
Note 15 — Stockholders’ Equity
Repurchase of Common Stock
     Pursuant to a program (“Stock Repurchase Plan”) authorized by our Board of Directors, as modified during the sixteen weeks ended May 21, 2007, we are allowed to repurchase up to an aggregate of $250,000 of our common stock. During the sixteen weeks ended May 21, 2007, we repurchased 4,380,020 shares of our common stock at an average price of $19.02 per share, for a total cost, including trading commissions, of $83,300, and we retired 4,370,620 shares. As of May 21, 2007, we had 9,400 shares of common stock that had been repurchased, but not yet retired and are shown as common stock held in treasury in the accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to May 21, 2007. As of January 31, 2007, we had 18,300 shares of common stock that had been repurchased, but not yet retired and are shown as common stock held in treasury in the accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to January 31, 2007.
     Based on the Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (9,803,757 shares at an average price of $17.74 per share, for a total cost, including trading commissions of $173,913), we are permitted to make additional repurchases of our common stock up to $76,087 under the Stock Repurchase Plan as of May 21, 2007. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), under which we are allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter through the quarter ending January 28, 2008. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
Dividends
     During the sixteen weeks ended May 21, 2007, we declared cash dividends of $0.06 per share of common stock, for a total of $3,750. Dividends payable of $3,750 and $2,694 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of May 21, 2007 and January 31, 2007, respectively. The dividends declared during the sixteen weeks ended May 21, 2007 were subsequently paid on June 11, 2007.
Note 16 — Supplemental Cash Flow Information

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Cash paid for:
Interest, net of amounts capitalized	$5,259	$6,613

Income taxes, net of refunds received	$525	$558

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$107	$107

Dividends declared, not paid	$3,750	$2,394

     The cash used in financing activities related to the repurchase of common stock for the sixteen weeks ended May 21, 2007 differs from the repurchase of common stock in the statement of stockholders’ equity by $167, reflecting the timing difference between the recognition of common stock repurchase transactions and their settlement for cash. The $193 liability for unsettled repurchases of common stock is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of May 21, 2007.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Safe Harbor Disclosure
           CKE Restaurants, Inc. and its subsidiaries (collectively referred to as the “Company”) is comprised of the operations of Carl’s Jr., Hardee’s, Green Burrito (which is primarily operated as a dual-branded concept with Carl’s Jr. quick-service restaurants) and Red Burrito (which is operated as a dual-branded concept with Hardee’s quick-service restaurants). The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.
     Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding our products, the effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions or prevailing interest rates, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in our suppliers’ ability to provide quality and timely products, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of our franchisees, franchisees’ willingness to participate in our strategies, the availability of financing for us and our franchisees, unfavorable outcomes in litigation, changes in accounting policies and practices, effectiveness of internal control over financial reporting, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designated for development, and other factors as discussed in our filings with the SEC.
     Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.
New Accounting Pronouncements Not Yet Adopted
     See Note 2 of Notes to Condensed Consolidated Financial Statements for a description of the new accounting pronouncements that we have not yet adopted.
Adoption of New Accounting Pronouncements
     See Note 3 of Notes to Condensed Consolidated Financial Statements for a description of the new accounting pronouncements that we have adopted.
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
     For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Our most significant accounting policies require:
•	estimation of future cash flows used to assess the recoverability of long-lived assets and to establish the estimated liability for closing restaurants and subsidizing lease payments of franchisees;

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, general and auto liability insurance programs;

•	determination of appropriate estimated liabilities for loss contingencies;

•	determination of appropriate assumptions to use in evaluating leases for capital versus operating lease treatment, establishing depreciable lives for leasehold improvements and establishing straight-line rent expense periods;

•	estimation of the appropriate allowances associated with franchise and license receivables and liabilities for franchise subleases;

•	determination of the appropriate assumptions to use to estimate the fair value of share-based compensation; and

•	estimation of our net deferred income tax asset valuation allowance, liabilities related to uncertain tax positions and effective tax rate.
     Descriptions of these critical accounting policies follow.
Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale
     During the second and fourth quarter of each fiscal year, and whenever events and/or circumstances indicate that the carrying value of assets may be impaired, we perform an asset recoverability analysis. In connection with this analysis, we estimate future cash flows for each of our restaurants based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans and other relevant information. We generally estimate the useful life of restaurants on owned property to be 20 to 35 years and estimate the remaining useful life of restaurants subject to leases to range from the end of the lease term then in effect to the end of such lease term including all option periods. We also make assumptions about future same-store sales and operating expenses. We then estimate the future cash flows from operating the restaurant over its estimated useful life. In reaching a conclusion as to whether or not impairment has occurred, we consider the period of time since the restaurant was opened or remodeled, trends in operating results and expectations for future sales growth. Our analysis incorporates a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales. If an estimate of the fair value of our assets becomes necessary, we typically base such estimate on forecasted cash flows discounted at an estimated weighted-average cost of capital.
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
     As of May 21, 2007, we had a total of 68 restaurants among our two major restaurant concepts that generated negative cash flows on a trailing-13 period basis. These restaurants had combined net book values of $19,552. If these negative cash flow restaurants were not to begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be unrecoverable and we may recognize additional impairment charges in the future.

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
     During the first quarter of fiscal 2008, we evaluated the Carl’s Jr. brand, the only one of our brands for which goodwill is recorded. As a result of our evaluation, we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of May 21, 2007, we had $22,649 in goodwill recorded in our accompanying Condensed Consolidated Balance Sheet, all of which relates to Carl’s Jr.
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
     The estimated liability for closing restaurants on properties vacated is based on the terms of the lease and the lease termination fee, if any, that we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is the present value of these estimated future payments, net of the present value of expected lease or sublease income, which approximates the fair value of such obligations. The interest rate used to calculate the present value of these liabilities is based on an estimated credit-adjusted risk-free rate at the time the liability is established. The related discount is amortized and shown in facility action charges, net in our accompanying Condensed Consolidated Statements of Income.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. As of May 21, 2007, the present value of our operating lease payment obligations on all closed restaurants was approximately $5,892, which represents the discounted amount we would be required to pay if we are unable to enter into sublease agreements or terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can often terminate those leases for less than that amount, or sublease the property and accordingly, we have recorded an estimated liability for operating lease obligations of $2,783 as of May 21, 2007.
Estimated Liability for Self-Insurance
     We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, general and auto liability claims over $500. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 4.5% as of May 21, 2007. In determining our estimated liability, management, with the assistance of our actuary, develops assumptions based on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development. Our actual future loss development may be better or worse than the development we estimated in conjunction with the actuary, in which case our reserves would require adjustment. As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we would be required to adjust the expected losses upward and increase our future self-insurance expense.
     Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of May 21, 2007, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $36,499.
Loss Contingencies
     We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS 5, which requires that we assess each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and for which the amount of such settlement is reasonably estimable are accrued in our Condensed Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we record an accrued liability equal to the low end of the range. In accordance with SFAS 5, as of May 21, 2007, we have recorded an accrued liability for contingencies related to litigation in the amount of $910 (see Note 14 of Notes to Condensed Consolidated Financial Statements for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the recorded liabilities and related Condensed Consolidated Financial Statement disclosure. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Condensed Consolidated Financial Statements.
     In addition, as of May 21, 2007, we estimated our potential exposure for those loss contingencies related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $25 to $50. In accordance with SFAS 5, we have not recorded a liability for these contingent losses.
Accounting for Lease Obligations
     We lease a substantial number of our restaurant properties. At the inception of the lease, each property is evaluated to determine whether the lease is an operating or capital lease. The lease accounting evaluation may require significant exercise of judgment in estimating the fair value and useful life of the leased property and to establish the appropriate lease term. The lease term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured because failure to exercise such option would result in an economic penalty. Such economic penalty would typically result from our having to abandon buildings and other non-detachable improvements upon vacating the property. The lease term used for this

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements, as well as the period over which we recognize straight-line rent expense.
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
     Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of a refranchising program were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. In such cases, we account for the sublease payments received as franchising rental income and the lease payments we make as rental expense in franchised and licensed restaurants and other expense in our Condensed Consolidated Statements of Income. As of May 21, 2007, the present value of our total obligation on lease arrangements with Hardee’s and Carl’s Jr. franchisees (including subsidized leases — see further discussion below) was $22,855 and $84,124, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past, however, we can provide no assurance that this will not occur.
     In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of May 21, 2007, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $13,555 and $4,903, respectively. Financially troubled franchisees include those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, transfer the restaurant to another franchisee, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property’s carrying value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of May 21, 2007, the net book value of property under lease to Hardee’s franchisees that are considered to be financially troubled franchisees was approximately $334 and is included in the amount above.
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
     The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Because losses are typically not probable and/or able to be reasonably estimated, we have not established an additional estimated liability for potential losses not yet incurred under a significant portion of our franchise sublease arrangements. The present value of future sublease obligations from financially troubled franchisees is approximately $1,517 (three financially troubled franchisees represent approximately 93.4% of this amount). If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s concept.
Share-Based Compensation
     We have various share-based compensation plans that provide restricted stock awards and stock options for certain employees and non-employee directors to acquire shares of our common stock. During the sixteen weeks ended May 21, 2007 and May 22, 2006, we recorded share-based compensation expense of $3,138 and $1,770, respectively. (See Note 23 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, for analysis of the effect of certain changes in assumptions used to determine the fair value of share-based compensation.)
     Pursuant to our employment agreements with certain key executives, we are required to grant an additional 450,000 shares of restricted stock (of which 360,000 will be performance-vested and 90,000 will be time-vested) to the executives in October 2007. If we were to achieve the relevant performance goals for fiscal 2008 and if our stock price on the date of the award were to be the same as May 21, 2007 ($20.83 per share), we would expect to record additional share-based compensation expense of $2,644 between the date of the grant and the end of fiscal 2008. The actual charge will be dependent upon the stock price on the grant date and upon whether or not the specified performance goals for fiscal 2008 are met.
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
     As of May 21, 2007, we maintained a valuation allowance of $22,262 for deferred tax assets related to federal and state capital loss carryforwards and certain state NOL and tax credit carryforwards. Realization of the tax benefit of such deferred tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.
     FIN 48 requires us to maintain a liability for underpayment of income taxes and related interest and penalties, if any, for uncertain income tax positions. In considering the need for and magnitude of a liability for uncertain income tax positions, we must make certain estimates and assumptions regarding the amount of income tax benefit that will ultimately be realized. The ultimate resolution of an uncertain tax position may not be known for a number of years, during which time we may be required to adjust these reserves, in light of changing facts and circumstances.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2008 Comparisons with Fiscal 2007
     The factors discussed below impact comparability of operating performance for the sixteen weeks ended May 21, 2007 and May 22, 2006, or could impact comparisons for the remainder of fiscal 2008.
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
Business Strategy
     We remain focused on vigorously pursuing a comprehensive business strategy. The main components of our strategy are as follows:
•	increase revenues, average unit volumes and operating income at our major brands;

•	remain focused on restaurant fundamentals — quality, service and cleanliness;

•	capitalize on our unique brand positioning and cutting-edge advertising;

•	offer premium products that compete on quality, innovation and taste;

•	continue to capitalize on dual-branding opportunities available with Green Burrito and Red Burrito;

•	control costs and improve capital structure while increasing stockholder distributions;

•	leverage our infrastructure and marketing presence to build out existing core markets;

•	remodel our existing store base to remain competitive;

•	focus on the strategic growth of the Hardee’s brand through our new refranchising program; and

•	strengthen our franchise system and pursue further franchising opportunities, including new franchisees.
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
     We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants, there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of May 21, 2007, our consolidated allowance for doubtful accounts on notes receivable was 64.7% of the gross balance of notes receivable and our consolidated allowance for doubtful accounts on accounts

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
receivable was 0.8% of the gross balance of accounts receivable. When appropriate, we establish notes receivable pursuant to completing workout agreements with financially troubled franchisees. As of May 21, 2007, we have not recognized, on a cumulative basis, $366 in accounts receivable and $5,437 in notes receivable, nor the royalty and rent revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Operating Review
     The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations and are classified in the same way as we present segment information (see Note 10 of Notes to Condensed Consolidated Financial Statements).

	Sixteen Weeks Ended May 21, 2007
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total
Company-operated restaurants revenue	$181,229	$199,192	$103	$—	$380,524

Restaurant operating costs:
Food and packaging	52,923	58,479	33	—	111,435
Payroll and employee benefits	48,535	61,902	42	—	110,479
Occupancy and other	38,898	42,943	33	—	81,874

Total restaurant operating costs	140,356	163,324	108	—	303,788

Franchised and licensed restaurants and other revenue:
Royalties	9,753	12,992	165	1	22,911
Distribution centers	59,770	7,707	—	(3)	67,474
Rent	7,010	2,335	—	—	9,345
Retail sales of variable interest entity	—	—	956	—	956
Other	383	209	—	—	592

Total franchised and licensed restaurants and other revenue	76,916	23,243	1,121	(2)	101,278

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,858	1,742	—	—	3,600
Distribution centers	59,927	7,726	—	—	67,653
Rent and other occupancy	5,900	1,393	—	—	7,293
Operating costs of variable interest entity	—	—	968	(22)	946

Total franchised and licensed restaurants and other expenses	67,685	10,861	968	(22)	79,492

Advertising	10,601	12,159	2	—	22,762

General and administrative	17,701	28,258	68	—	46,027

Facility action charges, net	375	(763)	134	—	(254)

Operating income (loss)	$21,427	$8,596	$(56)	$20	$29,987

Company-operated average unit volume (trailing-13 periods)	$1,461	$923
Franchise-operated average unit volume (trailing-13 periods)	$1,204	$961
Company-operated same-store sales increase	—	1.8%
Franchise-operated same-store sales increase	0.1%	1.1%
Company-operated same-store transaction (decrease) increase	(5.3)%	1.2%
Average check (actual $)	$6.77	$4.93
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	29.2%	29.4%
Payroll and employee benefits	26.8%	31.0%
Occupancy and other	21.5%	21.6%
Total restaurant operating costs	77.5%	82.0%
Advertising as a percentage of company-operated restaurants revenue	5.9%	6.1%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Sixteen Weeks Ended May 22, 2006
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total
Company-operated restaurants revenue	$187,097	$189,939	$107	$—	$377,143

Restaurant operating costs:
Food and packaging	53,237	55,062	35	—	108,334
Payroll and employee benefits	48,846	60,601	43	—	109,490
Occupancy and other	38,443	40,014	34	—	78,491

Total restaurant operating costs	140,526	155,677	112	—	296,315

Franchised and licensed restaurants and other revenue:
Royalties	8,646	13,636	138	(11)	22,409
Distribution centers	57,823	5,850	—	(2)	63,671
Rent	6,229	2,998	—	—	9,227
Retail sales of variable interest entity	—	—	1,072	—	1,072
Other	319	207	—	—	526

Total franchised and licensed restaurants and other revenue	73,017	22,691	1,210	(13)	96,905

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,643	1,696	—	—	3,339
Distribution centers	56,293	6,123	—	—	62,416
Rent and other occupancy	5,566	1,949	—	—	7,515
Operating costs of variable interest entity	—	—	1,084	(7)	1,077

Total franchised and licensed restaurants and other expenses	63,502	9,768	1,084	(7)	74,347

Advertising	11,051	11,351	2	—	22,404

General and administrative	17,514	27,216	82	—	44,812

Facility action charges, net	790	1,584	159	—	2,533

Operating income (loss)	$26,731	$7,034	$(122)	$(6)	$33,637

Company-operated average unit volume (trailing-13 periods)	$1,365	$892
Franchise-operated average unit volume (trailing-13 periods)	$1,187	$905
Company-operated same-store sales increase	5.6%	5.6%
Franchise-operated same-store sales increase	4.7%	5.5%
Company-operated same-store transaction increase	2.9%	1.7%
Average check (actual $)	$6.32	$4.91
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	28.5%	29.0%
Payroll and employee benefits	26.1%	31.9%
Occupancy and other operating costs	20.5%	21.1%
Total restaurant operating costs	75.1%	82.0%
Advertising as a percentage of company-operated restaurants revenue	5.9%	6.0%

(A)	“Other” consists of Green Burrito and amounts that we do not believe would be proper to allocate to the operating segments.

(B)	“Eliminations” consists of the elimination of royalty revenues and expenses generated between Hardee’s and a consolidated variable interest entity franchisee included in our accompanying Condensed Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Presentation of Non-GAAP Measurements
Adjusted EBITDA
     Adjusted EBITDA is a non-GAAP measure used by our senior lenders under our Facility to evaluate our ability to service debt and fund capital expenditures. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. As shown in the table below and defined in the Facility, Adjusted EBITDA is calculated as earnings before cumulative effect of accounting changes, discontinued operations, interest expense, income taxes, depreciation and amortization, facility action charges, share-based compensation expense, impairment of goodwill and impairment of assets held for sale. Because not all companies calculate Adjusted EBITDA identically, this presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes, debt service payments and cash costs arising from facility actions.
      Our maximum annual capital expenditures are limited by the Facility, based on a sliding scale driven by our Adjusted EBITDA. The Adjusted EBITDA amounts for the sixteen weeks ended May 22, 2006 are calculated using the definition in our current Facility and are presented for comparative purposes.
     As previously discussed, subsequent to the sixteen weeks ended May 21, 2007, we entered into an agreement to sell our La Salsa restaurants and the related franchise operations. In accordance with SFAS 144, the divestiture of La Salsa qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this segment in discontinued operations in the accompanying Condensed Consolidated Financial Statements for all periods presented. There were certain general and administrative expenses that had previously been allocated to La Salsa that we expect to continue to incur after the divestiture. As such, those expenses have been reallocated to our continuing operations in the accompanying Condensed Consolidated Financial Statements and the Adjusted EBITDA calculations presented below.

	Sixteen Weeks Ended May 21, 2007
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total
Net income (loss)	$12,659	$3,701	$(661)	$(348)	$15,351
Interest expense	924	2,900	1,471	15	5,310
Income tax expense (benefit)	8,572	2,506	(461)	(160)	10,457
Depreciation and amortization	9,030	9,891	59	904	19,884
Facility action charges, net	375	(763)	134	(209)	(463)
Share-based compensation expense	1,202	1,936	—	—	3,138

Adjusted EBITDA	$32,762	$20,171	$542	$202	$53,677

	Sixteen Weeks Ended May 22, 2006
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total
Net income (loss)	$15,515	$1,176	$(487)	$(36)	$16,168
Interest expense	1,390	5,652	—	7	7,049
Income tax expense (benefit)	10,332	784	(360)	32	10,788
Depreciation and amortization	7,678	9,940	51	984	18,653
Facility action charges, net	790	1,584	159	29	2,562
Share-based compensation expense	678	1,092	—	—	1,770

Adjusted EBITDA	$36,383	$20,228	$(637)	$1,016	$56,990

	Trailing-13 Periods Ended May 21, 2007
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total
Net income (loss)	$45,503	$9,024	$(837)	$(4,335)	$49,355
Interest expense (income)	3,525	12,739	1,757	(9)	18,012
Income tax expense (benefit)	28,582	5,799	(501)	(2,312)	31,568
Depreciation and amortization	27,680	32,772	227	2,970	63,649
Facility action charges, net	249	147	360	4,765	5,521
Share-based compensation expense	3,729	6,007	—	—	9,736

Adjusted EBITDA	$109,268	$66,488	$1,006	$1,079	$177,841

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The following tables reconcile Adjusted EBITDA (a non-GAAP measure) to net cash provided by operating activities (a GAAP measure):

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Net cash provided by operating activities	$39,135	$46,952
Interest expense	5,310	7,049
Income tax expense	10,457	10,788
Amortization of loan fees	(265)	(1,016)
Recovery of (provision for) losses on accounts and notes receivable	665	(574)
Loss on sales of property and equipment, capital leases and extinguishment of debt	(618)	(569)
Deferred income taxes	(4,639)	(10,020)
Other non-cash (charges) credits	(24)	79
Change in estimated liability for closing restaurants and estimated liability for self-insurance	2,518	1,797
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	3,247	4,314
Net change in accounts payable and other current and long-term liabilities	(2,146)	(1,810)
Dividends on unvested restricted stock awards	37	—

Adjusted EBITDA	$53,677	$56,990

Trailing-13 Periods
Ended May 21, 2007
Net cash provided by operating activities	$156,328
Interest expense	18,012
Income tax expense	31,568
Amortization of loan fees	(2,346)
Recovery of losses on accounts and notes receivable	1,431
Loss on sales of property and equipment, capital leases and extinguishment of debt	(3,498)
Deferred income taxes	(20,580)
Other non-cash charges	(180)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	5,925
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	7,028
Net change in accounts payable and other current and long-term liabilities	(15,944)
Dividends on unvested restricted stock awards	97

Adjusted EBITDA	$177,841

Carl’s Jr.
     During the sixteen weeks ended May 21, 2007, we opened five company-operated restaurants, and Carl’s Jr. franchisees and licensees closed five and opened 14 restaurants. The following tables show the change in the Carl’s Jr. restaurant portfolio for the trailing-13 periods, as well as the change in revenue, for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2008	2007	Change	2008	2007	Change
Company-operated	398	430	(32)	$181,229	$187,097	$(5,868)
Franchised and licensed(a)	703	632	71	76,916	73,017	3,899

Total	1,101	1,062	39	$258,145	$260,114	$(1,969)

(a)	Includes $59,770 and $57,823 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants during the sixteen weeks ended May 21, 2007, and May 22, 2006, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Company-Operated Restaurants
     Revenue from company-operated Carl’s Jr. restaurants decreased $5,868, or 3.1%, to $181,229 during the sixteen weeks ended May 21, 2007, as compared to the sixteen weeks ended May 22, 2006. This decrease was primarily due to the net impact of the divestiture of 40 restaurants to franchisees, the closing of two restaurants and the opening of ten new company-operated restaurants. This decrease was partially offset by an increase in average unit volume, which reached $1,461. We believe this increase is due to the successful promotion of the Chipotle Chicken Salad™, the latest Hand-Scooped Ice Cream Shakes and Malts™ flavor featuring Mint Chip™, and the introduction of the Buffalo Chicken Sandwich and Boneless Buffalo Wings dipped in Franks ® RedHot ® buffalo wing sauce.
     The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Sixteen
Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended May 22, 2006	75.1%
Increase in food and packaging costs	0.8
Increase in depreciation and amortization expense	0.6
Increase in rent expense	0.5
Increase in workers’ compensation expense	0.4
Decrease in general liability expense	(0.4)
Increase in repairs and maintenance	0.2
Increase in labor costs, excluding workers’ compensation	0.2
Decrease in utilities expense	(0.2)
Increase in asset retirement expense	0.1
Other, net	0.2

Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended May 21, 2007	77.5%

     Food and packaging costs as a percent of company-operated restaurants revenue increased during the sixteen weeks ended May 21, 2007, as compared to the prior year period, due primarily to increases in distribution costs, related to the relocation of our main distribution center and simultaneous installation of a new overall distribution management system and increased soft drink syrup and pork costs.
     Depreciation and amortization expense as a percent of company-operated restaurants revenue increased during the sixteen weeks ended May 21, 2007, from the comparable prior year period, mainly due to the addition of new assets related to the rollout of new POS software and related hardware, and asset additions from increased restaurant remodel activity.
     Rent expense as a percent of company-operated restaurants revenue increased during the sixteen weeks ended May 21, 2007, as compared to the prior year period, due mainly to rental rate increases resulting from Consumer Price Index adjustments and the refranchising of a number of company-operated restaurants that were on owned property.
     Workers’ compensation expense increased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 21, 2007, due to the impact of a favorable claims reserves adjustment recorded in the first quarter of fiscal 2007, as a result of a quarterly actuarial analysis of outstanding claims reserves, that did not recur to the same extent in the current year quarter.
     General liability expense decreased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 21, 2007, due to the impact of favorable claims reserves adjustments recorded in the first quarter of fiscal 2008, as a result of a quarterly actuarial analysis of outstanding claims reserves, compared to a slightly unfavorable adjustment recorded in the first quarter of fiscal 2007.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Franchised and Licensed Restaurants
     Total franchised and licensed restaurants revenue increased $3,899, or 5.3%, to $76,916 during the sixteen weeks ended May 21, 2007, as compared to the sixteen weeks ended May 22, 2006. Franchise royalties grew $1,107, or 12.8%, during the sixteen weeks ended May 21, 2007, as compared to the sixteen weeks ended May 22, 2006 due to the net increase of 71 domestic and international franchised and licensed restaurants during the trailing-13 periods ended May 21, 2007. Food, paper and supplies sales to franchisees increased by $1,947, or 3.4%, due to the increase in the franchise store base over the comparable prior year period.
     Franchised and licensed operating and other expenses increased $4,183, or 6.6%, to $67,685 during the sixteen weeks ended May 21, 2007, as compared to the prior year period. This increase is mainly due to an increase in sales to franchisees due to an increase in the cost of food, paper and supplies, partially offset by a decrease in product shipped per restaurant and a $625 increase in costs related to the relocation of our main distribution center and simultaneous installation of a new overall distribution management system.
     As of May 21, 2007, approximately 84.8% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.
Hardee’s
     During the sixteen weeks ended May 21, 2007, we opened two and closed six company-operated restaurants, and Hardee’s franchisees and licensees opened ten and closed seven restaurants. During the same period, we divested 28 restaurants to three franchisees. The following table shows the change in the Hardee’s restaurant portfolio during the trailing-13 periods, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2008	2007	Change	2008	2007	Change
Company-operated	664	705	(41)	$199,192	$189,939	$9,253
Franchised and licensed	1,241	1,258	(17)	23,243	22,691	552

Total	1,905	1,963	(58)	$222,435	$212,630	$9,805

Company-Operated Restaurants
     Revenue from company-operated Hardee’s restaurants increased $9,253, or 4.9%, to $199,192 during the sixteen weeks ended May 21, 2007, as compared to the comparable prior year period. The increase is mostly due to the revenues from the 42 restaurants we acquired from a former franchisee at the end of the first quarter of fiscal 2007, partially offset by the decrease from the divestiture of 28 company-operated restaurants to franchisees and the closure of six other company-operated restaurants during the first quarter of fiscal 2008. Average unit volume for the trailing-13 periods ended May 21, 2007 reached $923 and same-store sales also increased 1.8%, mainly due to the introduction of the Buffalo Chicken Sandwich and Boneless Buffalo Wings dipped in Franks RedHot buffalo wing sauce, the Breakfast Club Sandwich™ and the continued promotion of premium products such as our Southwest Chicken Salad ™ and Monster Biscuit™ and promotional items such as the 2-for-$3 Big Twin® burgers.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Sixteen
Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended May 22, 2006	82.0%
Increase in repairs and maintenance expense	0.7
Decrease in labor costs, excluding workers’ compensation	(0.5)
Increase in food and packaging costs	0.4
Decrease in workers’ compensation expense	(0.4)
Decrease in rent expense	(0.2)
Decrease in depreciation and amortization expense	(0.2)
Other, net	0.2

Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended May 21, 2007	82.0%

     Repairs and maintenance expense increased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 21, 2007, as compared to the prior year period, mainly due to higher repairs and maintenance costs for the restaurants acquired in connection with the termination of a franchise agreement at the end of the first quarter of fiscal 2007. There were also higher maintenance costs for a new point-of-sale system support contract, as compared with the prior year period.
     Labor costs, excluding workers’ compensation, as a percent of company-operated restaurants revenue decreased during the sixteen weeks ended May 21, 2007, as compared to the prior year period, primarily attributable to the lower manager incentive compensation and the benefit of greater sales leverage.
     Food and packaging costs as a percent of company-operated restaurants revenue increased during the sixteen weeks ended May 21, 2007, compared to the comparable prior year period, due to higher costs for soft drink syrups and pork and cheese products.
     Workers’ compensation expense decreased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 21, 2007, due to the impact of favorable claims reserves adjustments recorded in the current year period, as a result of actuarial analyses of outstanding claims reserves, that did not occur to the same extent in the prior year period, and, to a lesser extent, the benefit of sales leverage during the current year period.
Franchised and Licensed Restaurants
     Total franchised and licensed restaurants revenue increased $552, or 2.4%, to $23,243 during the sixteen weeks ended May 21, 2007, as compared to the prior year period. This increase is mainly due to an increase in distribution center revenues of $1,857, or 31.7%, due to an increase in remodel activity and new restaurant openings. This increase was partially offset by the decrease in royalty revenues of $644, or 4.7%, which is primarily due to prior year collections of previously unrecognized royalties from financially troubled franchisees that did not recur to the same extent in the current year period, and a decrease in rental income of $663, or 22.1%, due to the termination of a franchise agreement and related store closures that occurred at the end of the first quarter of fiscal 2007.
     Franchised and licensed operating and other expenses increased $1,093, or 11.2%, to $10,861, during the sixteen weeks ended May 21, 2007, as compared to the prior year period. This increase in costs is mainly due to an increase in cost of equipment sales due to an increase in equipment sales partially offset by the decrease in rent expense due to the closure of several restaurant locations that we acquired upon the termination of a franchise agreement at the end of the first quarter of fiscal 2007.
Discontinued Operations
     Consistent with our strategy to focus on growing Carl’s Jr. and Hardee’s, including dual-branding them with our Mexican brands, Green Burrito and Red Burrito, subsequent to the sixteen weeks ended May 21, 2007, we entered

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
into an agreement to sell our La Salsa restaurants and the related franchise operations. Under the agreement, Santa Barbara Restaurant Group, Inc., a wholly-owned subsidiary of the Company, is expected to sell its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. We expect the sale of La Salsa to be completed during the second quarter of fiscal 2008.
     In accordance with SFAS 144, the divestiture of La Salsa qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this segment in discontinued operations in the accompanying Condensed Consolidated Financial Statements for all periods presented.
     During the sixteen weeks ended May 21, 2007, La Salsa franchisees and licensees opened three restaurants. The following table shows the change in the La Salsa restaurant portfolio, as well as the change in revenue for the current quarter:

	Restaurant Portfolio			Revenue
	First Fiscal Quarter			First Fiscal Quarter
	2008	2007	Change	2008	2007	Change
Company-operated	55	56	(1)	$13,405	$13,901	$(496)
Franchised and licensed	44	44	—	627	608	19

Total	99	100	(1)	$14,032	$14,509	$(477)

     Same-store sales for company-operated La Salsa restaurants decreased 0.8% during the sixteen weeks ended May 21, 2007, as compared to the same period in the prior year. Revenue from company-operated La Salsa restaurants decreased $496, or 3.6%, as compared to the sixteen weeks ended May 22, 2006, primarily due to the closure of one company-operated restaurant in the trailing-13 periods ended May 21, 2007, and the temporary closure of two high-volume restaurants.
     Restaurant operating costs as a percentage of company-operated restaurants revenue were 94.6% and 92.5% for the sixteen weeks ended May 21, 2007 and May 22, 2006, respectively. Food and packaging costs increased by 0.8% as a percent of revenue for the sixteen weeks ended May 21, 2007, as compared to the same period in the prior year, primarily due to higher costs for beef, soft drink syrups, avocado and seafood products. Occupancy and other costs increased 2.2% as a percent of revenues for the sixteen weeks ended May 21, 2007, as compared to the same period in the prior year, mainly due to higher rent and repairs and maintenance costs. Labor costs decreased 0.9% as a percent of revenues for the sixteen weeks ended May 21, 2007, as compared to the same period in the prior year, mainly due to lower management incentive compensation expense.
Consolidated Expenses
Consolidated Variable Interest Entities
     We consolidate the results of one VIE, which operates five Hardee’s restaurants. We do not possess any ownership interest in the franchise VIE. Retail sales and operating expenses of the franchise VIE are included within franchised and licensed restaurants and other. The assets and liabilities of, and minority interest in, this entity are included in our accompanying Condensed Consolidated Balance Sheets, and are not significant to our consolidated financial position. The results of operations of this entity are included within our accompanying Condensed Consolidated Statements of Income and are not significant to our consolidated results of operations. The minority interest in the income or loss of this franchise entity is classified in other income, net, in our accompanying Condensed Consolidated Statements of Income, and in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of this franchise entity. None of our assets serve as collateral for the creditors of this franchisee or any of our other franchisees (see Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of the franchise VIE).
     We also consolidate the Hardee’s cooperative advertising funds, which consist of the Hardee’s National Advertising Fund and approximately 80 local advertising cooperative funds because we have determined we are the primary beneficiaries of these funds. Each of these funds is a separate non-profit association with all the proceeds segregated and managed by a third-party accounting service company. The group of funds has been reported in our

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
accompanying Condensed Consolidated Balance Sheets as advertising fund assets, restricted, and advertising fund liabilities within current assets and current liabilities, respectively. The funds are reported as of the latest practicable date, which is the last day of the calendar quarter immediately preceding the balance sheet date.
Advertising Expense
     Advertising expenses increased $358, or 1.6%, to $22,762, and also increased 0.1%, to 6.0%, as a percentage of company-operated restaurants revenue, during the sixteen weeks ended May 21, 2007, as compared to the comparable period in the prior year. The increase as a percentage of company-operated restaurants revenue is mainly due to slightly higher costs to produce advertising and marketing materials.
General and Administrative Expense
     General and administrative expenses increased $1,215, or 2.7%, to $46,027, and increased 0.1% to 9.6% of total revenue, for the sixteen weeks ended May 21, 2007, as compared to the sixteen weeks ended May 22, 2006. This increase was mainly due to an increase of $1,368 in share-based compensation expense, as a result of the issuance of additional stock options and restricted stock awards in fiscal 2007 that continue to vest in fiscal 2008; and increases in professional services and various other expenses. These increases were partially offset by a decrease of approximately $2,300 in management bonus expense based on our performance relative to executive management and operations bonus criteria.
Facility Action Charges
     Facility action charges arise from closure of company-operated restaurants, sublease of closed facilities at amounts below our primary lease obligation, impairment of long-lived assets to be disposed of or held and used, gains or losses upon disposal of surplus property and refranchising transactions, and discount amortization for obligations related to closed or subleased facilities to their future costs.
     Net facility action charges decreased $2,787, or 110.0%, to $(254) during the sixteen weeks ended May 21, 2007, as compared to the sixteen weeks ended May 22, 2006. This decrease is mainly due to a $1,725 decrease in new decisions regarding closing restaurants, a $547 increase in gains on the sales of restaurants and surplus properties and a $261 reduction in expense for unfavorable dispositions of leased and fee surplus properties, as compared with the prior year period.
     See Note 7 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of facility action charges.
Interest Expense
     During the sixteen weeks ended May 21, 2007, interest expense decreased $1,747, or 24.8%, to $5,295, as compared to the sixteen weeks ended May 22, 2006, primarily as a result of the conversion of a significant portion of our 2023 Convertible Notes into shares of our common stock during fiscal 2007 and further reduction of our capital lease obligations since the prior year comparable period, partially offset by the impact of an increase in our average outstanding borrowings under our Facility.
     See Note 6 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Other Income, Net
     Other income, net, consisted of the following:

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Interest income on notes receivable from franchisees, disposition properties and capital leases	$233	$402
Rental income from properties leased to third parties, net	612	579
Other, net	779	(616)

Total other income, net	$1,624	$365

Income Taxes
     Income tax expense consisted of the following:

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
Federal and state income taxes	$10,301	$10,431
Foreign income taxes	316	325

Income tax expense	$10,617	$10,756

Effective income tax rate	40.4%	39.9%

      Our effective income tax rates for the sixteen weeks ended May 21, 2007 and May 22, 2006 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes.
     As a result of our income tax credit carryforwards and expected reversals of temporary differences, we expect that our cash requirements for U.S. federal and state income taxes will be approximately 15% to 20% of our taxable earnings in fiscal 2008. This rate results primarily from U.S. federal tax reduced by available alternative minimum tax (“AMT”) and general business tax credits.
      Our actual cash requirements for income taxes could vary significantly from our expectations for a number of reasons, including, but not limited to, unanticipated fluctuations in our deferred income tax assets and liabilities, unexpected gains from significant transactions, unexpected outcomes of income tax audits, and changes in tax law. We expect to continue to incur foreign taxes on our income earned outside the U.S., which we expect to result in a credit against our U.S. federal income tax liability.
Liquidity and Capital Resources
     We currently finance our business through cash flows from operations and borrowings under our credit facility. We believe our most significant cash use during the next 12 months will be for capital expenditures. Based on our current capital spending projections, we expect capital expenditures for fiscal 2008 to be between $110,000 and $120,000. We amended and restated the Facility on March 27, 2007, and amended the Facility again on May 3, 2007 (see below). We anticipate that existing cash balances, borrowing capacity under the Facility, and cash provided by operations will be sufficient to service existing debt and to meet our operating and capital requirements for at least the next 12 months. We have no potential mandatory payments of principal on our 2023 Convertible Notes until October 1, 2008.
     During fiscal 2008, we launched a refranchising program that is expected to involve approximately 200 Hardee’s restaurant locations in a number of markets across the Midwest and Southeast. During the sixteen weeks ended May 21, 2007, we sold 28 company-operated Hardee’s restaurants and other real property with a net book value of $9,805 to three franchisees. In connection with these transactions, we received aggregate consideration of $10,749 and recognized a net gain of $832, which is included in facility action charges, net in our accompanying Condensed Consolidated Statement of Income for the sixteen weeks ended May 21, 2007 in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.
     As of May 21, 2007, we had signed letters of intent with franchisees to sell 74 company-operated restaurants, for approximately $28,898, and we were in negotiations with other franchisees to sell an additional 81 company-operated restaurants for approximately $33,016. Of these restaurants, 56 are included in assets held for sale in the accompanying Condensed Consolidated Balance Sheet as of May 21, 2007.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of May 21, 2007, our current ratio was 0.82 to 1.
     The Facility provides for a $370,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $170,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in 19 quarterly installments of $425, beginning in the second quarter of fiscal 2008; three quarterly payments of $40,375, beginning on April 1, 2012; and a final payment of $40,800 due on January 1, 2013.
     During the sixteen weeks ended May 21, 2007, we did not make any principal payments on the term loan. As of May 21, 2007, we had (i) borrowings outstanding under the term loan portion of the Facility of $170,000, (ii) borrowings outstanding under the revolving portion of the Facility of $22,500, (iii) outstanding letters of credit under the revolving portion of the Facility of $46,310, and (iv) availability under the revolving portion of the Facility of $131,190.
     The terms of the Facility include certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions. The Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties.
      As of May 21, 2007, the applicable interest rate on the term loan was LIBOR plus 1.375%, or 6.75%, per annum. For the revolving loan portion of the Facility, the applicable interest rate is Prime plus 0.50% per annum. However, under the terms of the Facility, we are permitted to lock in interest rates for the revolving portion based on LIBOR plus 1.50% for fixed terms ranging from 7 to 90 days. As of May 21, 2007, the applicable interest rate on the revolving loan portion of the Facility was 6.875%. We also incur fees on outstanding letters of credit under the Facility at a per annum rate equal to 1.50% times the stated amounts.
      The Facility permits us to repurchase our common stock and/or pay cash dividends in an aggregate amount up to $288,377 as of May 21, 2007. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in the Facility) during the term of the Facility. Based on the amount of cumulative repurchases of our common stock and payment of cash dividends, we are permitted to make additional common stock repurchases and/or cash dividend payments of $94,489, as of May 21, 2007.
     The Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in the Facility) in excess of $150,000. We may also carry forward certain unused capital expenditure amounts to the following year. Based on these terms, and assuming that Adjusted EBITDA in fiscal 2008 is equal to our trailing 13-period Adjusted EBITDA, as defined by our Facility, as of May 21, 2007, the Facility would permit us to make capital expenditures of $143,255 in fiscal 2008, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above.
     The Facility contains financial performance covenants, which include a maximum leverage ratio. We were in compliance with these covenants and all other requirements of the Facility as of May 21, 2007.
     The full text of the contractual requirements imposed by the Facility is set forth in the Seventh Amended and Restated Credit Agreement, dated as of March 27, 2007, and the amendment thereto, which we have filed with the SEC, and in the ancillary loan documents described therein. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events of default,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
including, but not limited to, if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default on other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only upon certain events of default under the Facility), our 2023 Convertible Notes (described below) may also become accelerated under certain circumstances and after all cure periods have expired.
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
     During the sixteen weeks ended May 21, 2007, the cumulative dividends declared since the most recent conversion rate adjustment have resulted in a change in the conversion rate per $1 of the notes of 1.2290%, from the previous conversion rate of 113.8160 to an adjusted conversion rate of 115.2148. As a result of the conversion rate adjustment, the previous conversion price of approximately $8.79 has been adjusted to a conversion price of approximately $8.68.
     The terms of the Facility and the 2023 Convertible Notes are not dependent on any change in our credit rating. We believe the key Company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flows from operations, asset collateral bases and the level of our equity capital relative to our debt obligations. In addition, as noted above, our existing debt agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.
     Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, as modified during the sixteen weeks ended May 21, 2007, we are allowed to repurchase up to an aggregate of $250,000 of our common stock. During the sixteen weeks ended May 21, 2007, we repurchased 4,380,020 shares of our common stock at an average price of $19.02 per share, for a total cost, including trading commissions, of $83,300, and we retired 4,370,620 shares. As of May 21, 2007, we had 9,400 shares of common stock that had been repurchased, but not yet retired and are shown as common stock held in treasury in the accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to May 21, 2007. As of January 31, 2007, we had 18,300 shares of common stock that had been repurchased, but not yet retired and are shown as common stock held in treasury in the accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to January 31, 2007.
      Based on the Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (9,803,757 shares at an average price of $17.74 per share, for a total cost, including trading commissions, of $173,913), we are permitted to make additional repurchases of our common stock up to $76,087 under the Stock Repurchase Plan as of May 21, 2007. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act, under which we are allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter through the quarter ending January 28, 2008. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
     During the sixteen weeks ended May 21, 2007, we declared cash dividends of $0.06 per share of common stock, for a total of $3,750. Dividends payable of $3,750 and $2,694 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of May 21, 2007 and January 31, 2007, respectively. The dividends declared during the sixteen weeks ended May 21, 2007 were subsequently paid on June 11, 2007.
      During the sixteen weeks ended May 21, 2007, cash provided by operating activities was $39,135, a decrease of $7,817 or 16.6% from the prior year comparable period. This decrease is primarily attributable to decreases of $5,381 in deferred income taxes and $3,025 in facility action charges, net, which were partially offset by an increase of $1,331 in share-based compensation expense and higher depreciation and amortization. The remaining fluctuation is attributable primarily to changes in operating assets and liabilities, including accounts receivable, accounts

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
payable and other liability accounts. Working capital account balances can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.
     Cash used in investing activities during the sixteen weeks ended May 21, 2007 totaled $23,287, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, and collections on notes receivable.
     Capital expenditures were as follows:

	Sixteen Weeks Ended
	May 21, 2007	May 22, 2006
New restaurants (including restaurants under development)
Carl’s Jr.	$3,583	$2,548
Hardee’s	4,872	928
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	7,968	910
Hardee’s	4,133	2,011
Other restaurant additions
Carl’s Jr.	5,030	2,382
Hardee’s	3,896	21,081
Corporate/other	4,199	4,383
Capital expenditures – discontinued operations	1,814	392

Total	$35,495	$34,635

     Capital expenditures for the sixteen weeks ended May 21, 2007, increased $860, or 2.5%, over the comparable prior year period mainly due to increases in restaurant remodel/dual-branding activity and new restaurant construction, partially offset by a decrease in real property acquisitions, which were high in the prior year quarter and did not occur to the same extent in the current year.
      Cash used in financing activities during the sixteen weeks ended May 21, 2007 was $8,097, which principally consisted of net repayments of $23,000 under the revolving portion of our Facility, payment of $83,467 for the repurchase of common stock, payment of $2,694 of dividends and repayment of $1,539 of capital lease obligations, partially offset by borrowings under the term loan portion of our Facility of $100,179 and proceeds from exercises of stock options of $1,557.
Contractual Obligations
     We enter into purchasing contracts and pricing arrangements to control costs for commodities and other items that are subject to price volatility. We also enter into contractual commitments for marketing and sponsorship arrangements. These arrangements, in addition to any unearned supplier funding and distributor inventory obligations, result in unconditional purchase obligations, which totaled $54,048 as of May 21, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)
Interest Rate Risk
      Our principal exposure to financial market risks relates to the impact that interest rate changes could have on the Facility. As of May 21, 2007, we had $192,500 of borrowings and $46,310 of letters of credit outstanding under the Facility. Borrowings under the Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $1,925. The estimated reduction is based upon the outstanding balance of the borrowings under the Facility and the weighted-average interest rate for the fiscal year and assumes no change in the volume, index or composition of debt as in effect on May 21, 2007. As of May 21, 2007, a hypothetical increase of 100 basis points in short-term interest rates would also cause the fair value of our 2023 Convertible Notes to decrease approximately $198, and a hypothetical decrease of 100 basis points in short-term interest rates would cause the fair value of our 2023 Convertible Notes to increase approximately $202. The changes in fair value were determined by discounting the projected cash flows assuming redemption on October 1, 2008.
     Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.
Commodity Price Risk
     We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in the accompanying Condensed Consolidated Balance Sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percent of company-operated restaurants revenue for our restaurant concepts.

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
     In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 21, 2007, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 21, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information.
Item 1. Legal Proceedings.
     See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.
Item 1A. Risk Factors.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(Dollars in thousands, except per share amounts)
Issuer Purchase of Equity Securities
     Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, as modified during the sixteen weeks ended May 21, 2007, we are allowed to repurchase up to an aggregate of $250,000 of our common stock. During the sixteen weeks ended May 21, 2007, we repurchased 4,380,020 shares of our common stock at an average price of $19.02 per share, for a total cost, including trading commissions, of $83,300, and we retired 4,370,620 shares. As of May 21, 2007, we had 9,400 shares of common stock that had been repurchased, but not yet retired and are shown as common stock held in treasury in the accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to May 21, 2007. As of January 31, 2007, we had 18,300 shares of common stock that had been repurchased, but not yet retired and are shown as common stock held in treasury in the accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to January 31, 2007.

     Based on the Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (9,803,757 shares at an average price of $17.74 per share, for a total cost, including trading commissions, of $173,913), we are permitted to make additional repurchases of our common stock up to $76,087 under the Stock Repurchase Plan as of May 21, 2007. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act, under which we are allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter through the quarter ending January 28, 2008. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
     The following table provides information as of May 21, 2007, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
				Maximum
				Dollar
				Value of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total	Price	of Publicly	Under the
	Number of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
January 30, 2007 — February 26, 2007	61,700	$19.68	61,700	$108,170
February 27, 2007 — March 26, 2007	67,200	19.05	67,200	106,889
March 27, 2007 — April 23, 2007	4,188,620	18.98	4,188,620	77,371
April 24, 2007 — May 21, 2007	62,500	20.52	62,500	76,087

Total	4,380,020	$19.02	4,380,020	$76,087

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

Exhibit #
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on December 9, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the Securities and Exchange Commission on April 24, 1998).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.4	Certificate of Amendment of Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004 filed with the Securities and Exchange Commission on April 7, 2004).

10.1	Employment Agreement, effective January 2004, by and between Hardee’s Food Systems, Inc. and Noah J. Griggs.

10.2	Amendment No. 1 to Employment Agreement between the Company and Noah J. Griggs, effective as of December 6, 2005.

10.3	Amendment No. 2 to Employment Agreement between the Company and Noah J. Griggs, effective as of March 20, 2007.

10.4	Amendment No. 3 to Employment Agreement between the Company and Noah J. Griggs, effective as of June 11, 2007.

10.5	Additional Loan and First Amendment to Seventh Amended and Restated Credit Agreement, dated as of May 3, 2007, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC. (Registrant)

Date: June 27, 2007	/s/ Theodore Abajian

Theodore Abajian
Executive Vice President
Chief Financial Officer

Exhibit Index

Exhibit #
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on December 9, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the Securities and Exchange Commission on April 24, 1998).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.4	Certificate of Amendment of Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004 filed with the Securities and Exchange Commission on April 7, 2004).

10.1	Employment Agreement, effective January 2004, by and between Hardee’s Food Systems, Inc. and Noah J. Griggs.

10.2	Amendment No. 1 to Employment Agreement between the Company and Noah J. Griggs, effective as of December 6, 2005.

10.3	Amendment No. 2 to Employment Agreement between the Company and Noah J. Griggs, effective as of March 20, 2007.

10.4	Amendment No. 3 to Employment Agreement between the Company and Noah J. Griggs, effective as of June 11, 2007.

10.5	Additional Loan and First Amendment to Seventh Amended and Restated Credit Agreement, dated as of May 3, 2007, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.