Form 10-Q
period 2007-08-13
CKE RESTAURANTS INC
filed 2007-09-19
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 13, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 13, 2007, 57,218,903 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	August 13, 2007	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$19,611	$18,620
Accounts receivable, net of allowance for doubtful accounts of $1,064 as of August 13, 2007 and $821 as of January 31, 2007	45,645	42,485
Related party trade receivables	4,696	4,644
Inventories, net	26,308	21,708
Prepaid expenses	11,531	13,548
Assets held for sale	9,745	3,949
Advertising fund assets, restricted	18,770	17,896
Deferred income tax assets, net	14,837	25,450
Current assets of discontinued operations	—	2,007
Other current assets	3,264	1,971

Total current assets	154,407	152,278
Notes receivable, net of allowance for doubtful accounts of $659 as of August 13, 2007 and $2,786 as of January 31, 2007	273	775
Property and equipment, net of accumulated depreciation and amortization of $451,028 as of August 13, 2007 and $441,447 as of January 31, 2007	489,541	482,388
Property under capital leases, net of accumulated amortization of $45,396 as of August 13, 2007 and $44,885 as of January 31, 2007	22,882	25,153
Deferred income tax assets, net	86,317	85,997
Goodwill	22,649	22,649
Long-term assets of discontinued operations	—	18,859
Other assets, net	9,564	8,539

Total assets	$785,633	$796,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$2,907	$1,500
Current portion of capital lease obligations	5,532	5,323
Accounts payable	66,456	63,994
Advertising fund liabilities	18,770	17,896
Current liabilities of discontinued operations	—	1,749
Other current liabilities	102,487	94,677

Total current liabilities	196,152	185,139
Bank indebtedness and other long-term debt, less current portion	226,698	114,942
Convertible subordinated notes due 2023	15,167	15,167
Capital lease obligations, less current portion	37,883	41,123
Long-term liabilities of discontinued operations	—	5,746
Other long-term liabilities	58,329	55,675

Total liabilities	534,229	417,792

Commitments and contingencies (Notes 6 and 14)
Subsequent events (Notes 12, 13, 15 and 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 60,543 shares issued and 59,213 shares outstanding as of August 13, 2007; 67,247 shares issued and 67,229 shares outstanding as of January 31, 2007	606	672
Common stock held in treasury, at cost; 1,330 shares as of August 13, 2007 and 18 shares as of January 31, 2007	(22,635)	(360)
Additional paid-in capital	379,677	501,437
Accumulated deficit	(106,244)	(122,903)

Total stockholders’ equity	251,404	378,846

Total liabilities and stockholders’ equity	$785,633	$796,638

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2007	August 14, 2006	August 13, 2007	August 14, 2006
Revenue:
Company-operated restaurants	$287,796	$289,114	$668,320	$666,258
Franchised and licensed restaurants and other	75,295	75,290	176,573	172,194

Total revenue	363,091	364,404	844,893	838,452

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	86,028	82,741	197,463	191,075
Payroll and employee benefits	85,159	83,778	195,640	193,268
Occupancy and other	63,373	60,521	145,247	139,012

Total restaurant operating costs	234,560	227,040	538,350	523,355
Franchised and licensed restaurants and other	57,821	54,909	137,312	129,256
Advertising	17,271	16,802	40,032	39,205
General and administrative	31,615	31,987	77,642	76,800
Facility action charges, net	(1,546)	(198)	(1,800)	2,333

Total operating costs and expenses	339,721	330,540	791,536	770,949

Operating income	23,370	33,864	53,357	67,503
Interest expense	(4,461)	(5,064)	(9,756)	(12,106)
Conversion inducement expense	—	(3,599)	—	(3,599)
Other income, net	588	1,190	2,212	1,555

Income before income taxes and discontinued operations	19,497	26,391	45,813	53,353
Income tax expense	7,846	11,739	18,463	22,495

Income from continuing operations	11,651	14,652	27,350	30,858
Loss from discontinued operations (net of income tax expense of $2,501 and $2,341 for the twelve and twenty-eight weeks ended August 13, 2007, respectively, and income tax benefit of $131 and $99 for the twelve and twenty-eight weeks ended August 14, 2006, respectively)	(2,226)	(436)	(2,574)	(474)

Net income	$9,425	$14,216	$24,776	$30,384

Basic income per common share:
Continuing operations	$0.19	$0.25	$0.42	$0.52
Discontinued operations	(0.04)	(0.01)	(0.04)	(0.01)

Net income	$0.15	$0.24	$0.38	$0.51

Diluted income per common share:
Continuing operations	$0.18	$0.21	$0.41	$0.44
Discontinued operations	(0.03)	(0.01)	(0.04)	—

Net income	$0.15	$0.20	$0.37	$0.44

Dividends per common share	$0.06	$0.04	$0.12	$0.08

Weighted-average common shares outstanding:
Basic	62,041	59,850	64,645	59,754
Dilutive effect of stock options, convertible notes and restricted stock	3,301	12,941	3,316	13,257

Diluted	65,342	72,791	67,961	73,011

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Twenty-Eight Weeks Ended August 13, 2007
			Common Stock		Additional		Total
	Common Stock		Held in Treasury		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 31, 2007	67,247	$672	(18)	$(360)	$501,437	$(122,903)	$378,846
Cash dividends declared ($0.12 per share)	—	—	—	—	—	(7,346)	(7,346)
Issuance of restricted stock awards	1	—	—	—	—	—	—
Exercise of stock options	385	4	—	—	2,601	—	2,605
Tax benefit from exercise of stock options	—	—	—	—	2,090	—	2,090
Share-based compensation expense	—	—	—	—	4,832	—	4,832
Repurchase and retirement of common stock	(7,090)	(70)	(1,312)	(22,275)	(131,283)	—	(153,628)
Net income	—	—	—	—	—	24,776	24,776
FIN 48 transition amount	—	—	—	—	—	(771)	(771)

Balance at August 13, 2007	60,543	$606	(1,330)	$(22,635)	$379,677	$(106,244)	$251,404

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Eight Weeks Ended
	August 13, 2007	August 14, 2006
Cash flows from operating activities:
Net income	$24,776	$30,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,910	32,700
Amortization of loan fees	495	1,778
Share-based compensation expense	4,832	2,925
(Recovery of) provision for losses on accounts and notes receivable	(695)	294
Loss on sales of property and equipment, capital leases and extinguishment of debt	1,707	989
Facility action charges, net	(2,505)	3,536
Deferred income taxes	10,471	21,271
Other non-cash charges (credits)	34	(47)
Net change in estimated liability for closing restaurants and estimated liability for self-insurance	(2,047)	(2,073)
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	2,794	(2,608)
Net change in accounts payable and other current and long-term liabilities	2,301	8,512

Net cash provided by operating activities	77,073	97,661

Cash flows from investing activities:
Purchases of property and equipment	(71,098)	(56,089)
Proceeds from sales of property and equipment	24,636	13,475
Collections on notes receivable	856	1,112
Disposition of La Salsa, net of cash surrendered	5,720	—
Other investing activities	40	35

Net cash used in investing activities	(39,846)	(41,467)

Cash flows from financing activities:
Net change in bank overdraft	(6,279)	(5,164)
Borrowings under revolving credit facility	168,500	52,500
Repayments of borrowings under revolving credit facility	(155,000)	(54,500)
Borrowings under credit facility term loan	100,179	—
Repayment of credit facility term loan	(425)	(19,454)
Repayment of other long-term debt	(92)	(73)
Borrowing by consolidated variable interest entity	—	46
Repayments of capital lease obligations	(2,857)	(2,649)
Payment of deferred loan fees	(1,029)	—
Repurchase of common stock	(136,982)	(23,999)
Exercise of stock options	2,605	2,387
Tax benefit from exercise of stock options	1,567	223
Dividends paid on common stock	(6,483)	(4,788)

Net cash used in financing activities	(36,296)	(55,471)

Net increase in cash and cash equivalents	931	723
Cash and cash equivalents at beginning of period	18,680	21,343

Cash and cash equivalents at end of period	$19,611	$22,066

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
     Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of August 13, 2007, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	399	646	1	1,046
Franchised and licensed	712	1,263	15	1,990

Total	1,111	1,909	16	3,036

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
     On July 16, 2007, we sold our La Salsa Fresh Mexican Grill® (“La Salsa”) restaurants and the related franchise operations. The results of operations for La Salsa have been classified as discontinued operations for all periods presented (see Note 12) in our accompanying Condensed Consolidated Financial Statements. Certain other prior year amounts in our accompanying Condensed Consolidated Financial Statements have also been reclassified to conform to current year presentation. These reclassifications did not have any impact on net income and net income per common share.
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
     We also consolidate a national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”). We have included $18,770 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheet as of August 13, 2007, and $17,896 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheet as of January 31, 2007. Advertising fund assets, restricted, are comprised primarily of cash and receivables. Advertising fund liabilities are comprised primarily of accounts payable and deferred obligations. The Hardee’s Funds have been included in our

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
accompanying Condensed Consolidated Statements of Income on a net basis, whereby, in accordance with Statement of Financial Accounting Standards (“SFAS”) 45, Accounting for Franchise Fee Revenue, we do not reflect franchisee contributions as revenue, but rather as an offset to reported advertising expenses.
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
Note 4 — Share-Based Compensation
     We have various share-based compensation plans that provide restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. We record share-based compensation using the fair value method prescribed in SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). Total share-based compensation expense recognized under SFAS 123R for the twelve weeks ended August 13, 2007 and August 14, 2006 was $1,767 and $1,155, with associated tax benefits of $506 and $454, respectively, and was included in general and administrative expense in our accompanying Condensed Consolidated Statements of Income. Total share-based compensation expense recognized under SFAS 123R for the twenty-eight weeks ended August 13, 2007 and August 14, 2006 was $4,905 and $2,925, with associated tax benefits of $1,316 and $1,164, respectively, and was included in general and administrative expense in our accompanying Condensed Consolidated Statements of Income.
  Stock Incentive Plans
     The 2005 Omnibus Incentive Compensation Plan (“2005 Plan”) was approved by our stockholders in June 2005 and is an “omnibus” stock plan consisting of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock grants, stock appreciation rights and stock units. Participants in the 2005 Plan may be granted any one of the equity awards or any combination thereof, as determined by the Compensation Committee of our Board of Directors. A total of 2,500,000 shares were initially available for grant under the 2005 Plan. The number of shares available for grant under the 2005 Plan was subsequently increased to 5,500,000 shares on June 11, 2007. Options generally have a term of ten years from the date of grant and vest as prescribed by the Compensation Committee. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. Restricted stock awards are generally awarded with an exercise price of $0. The 2005 Plan will terminate on March 22, 2015, unless the Board of Directors, at its discretion, terminates the Plan at an earlier date. As of August 13, 2007, 4,132,500 shares are available for future grants of options or other awards under the 2005 Plan.
     Our 2001 Stock Incentive Plan (“2001 Plan”) was approved by our Board of Directors in September 2001. The 2001 Plan has been established as a “broad based plan” as defined by the New York Stock Exchange, whereby at least a majority of the options awarded under the 2001 Plan must be awarded to employees of CKE who are not executive officers or directors within the first three years of the 2001 Plan’s existence. Awards granted to eligible employees under the 2001 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of ten years from the date of grant. Options are generally granted at a price equal to or greater than the fair market value of the underlying common stock on the date of grant. As of August 13, 2007, 96,856 shares are available for future grants of options or other awards under the 2001 Plan.
     Our 1999 Stock Incentive Plan (“1999 Plan”) was approved by stockholders in June 1999 and amended and again approved in June 2000. Awards granted to eligible employees under the 1999 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of ten years from the date of grant, except for incentive stock options granted to 10% or greater stockholders of CKE, which have a term of five years from the date of grant. Options are generally at a price equal to or greater than the fair market value of the underlying

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
common stock on the date of grant, except that incentive stock options granted to 10% or greater stockholders of CKE may not be granted at less than 110% of the fair market value of the common stock on the date of grant. Restricted stock awards are generally awarded with an exercise price of $0 per share. As of August 13, 2007, 441,511 shares are available for future grants of options or other awards under the amended 1999 Plan, with such amount of available shares increased by 350,000 shares on the date of each annual meeting of stockholders.
     Our 1994 Stock Incentive Plan expired in April 1999, and all outstanding options under this plan are fully vested. Outstanding options generally have a term of five years from the date of grant for the non-employee directors and ten years from the date of grant for employees and were priced at the fair market value of the shares on the date of grant. As of August 13, 2007, there were no shares available for future grants of options or other awards under this plan.
     In general, options issued under our stock incentive plans have a term of ten years and vest over a period of three years. We generally issue new shares of common stock for option exercises. The grant date fair value is calculated using a Black-Scholes option valuation model.
     Transactions under all stock incentive plans, for the twenty-eight weeks ended August 13, 2007, are as follows:
  Stock options outstanding:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding at January 31, 2007	5,374,306	$13.36	5.38
Granted	50,000	17.53
Exercised	(386,828)	6.61
Forfeited	(62,364)	18.82
Expired	(450,803)	23.63

Outstanding at August 13, 2007	4,524,311	$12.89	5.39	$26,877

Exercisable at August 13, 2007	3,442,095	$11.85	4.36	$24,514

Expected to vest at August 13, 2007	979,295	$16.14	8.66	$2,158

  Restricted stock awards:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Restricted stock awards at January 31, 2007	616,012	$17.36

Granted	1,456	$20.58

Awards vested	(10,001)	$13.68

Restricted stock awards at August 13, 2007	607,467	$17.43

     Unvested restricted stock awards as of August 13, 2007 consist of 367,467 restricted stock awards that have vesting periods ranging from one to four years and 240,000 performance-vested restricted stock awards that were awarded to certain key executives, pursuant to their amended employment agreements. Performance-vested awards vest upon the achievement of specific performance goals over specified performance periods. Such awards are subject to adjustment based on the final performance relative to the goals, resulting in a minimum award of no shares and a maximum award of 240,000 shares. We begin recognizing the share-based compensation expense

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
related to these awards when we deem the achievement of performance goals to be probable. During the twelve and twenty-eight weeks ended August 13, 2007, we recognized $199 and $905, respectively, of share-based compensation expense related to performance-vested restricted stock awards. There was no share-based compensation expense related to performance-vested restricted stock awards during the twenty-eight weeks ended August 14, 2006.
     The aggregate intrinsic value of the stock options exercised during the twelve weeks ended August 13, 2007 and August 14, 2006 was $674 and $1,094, respectively. The aggregate intrinsic value of the stock options exercised during the twenty eight weeks ended August 13, 2007 and August 14, 2006 was $5,370 and $2,119, respectively. As of August 13, 2007, there was $6,154 of unamortized compensation expense related to stock options. We expect to recognize this expense over a weighted-average period of 1.67 years. As of August 13, 2007, there was $6,803, of unrecognized compensation expense related to restricted stock awards. If all performance goals and service requirements were met for these restricted stock awards, the unamortized expense would be recognized over a weighted-average period of 1.86 years.
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
Note 5 — Other Assets
Other assets as of August 13, 2007 and January 31, 2007 consist of the following:

	August 13,	January 31,
	2007	2007
Intangible assets (see table below)	$2,780	$2,922
Deferred financing costs	4,217	3,697
Net investment in lease receivables, less current portion	570	610
Other	1,997	1,310

	$9,564	$8,539

     As of August 13, 2007 and January 31, 2007, intangible assets with finite useful lives were primarily comprised of intangible assets obtained through our acquisition of Santa Barbara Restaurant Group, Inc. in fiscal 2003 and our Hardee’s acquisition transactions in fiscal 1998 and 1999. Such intangible assets have amortization periods ranging from 15 to 44 years and are included in other assets, net, in our accompanying Condensed Consolidated Balance Sheets.
     The table below presents identifiable, definite-lived intangible assets as of August 13, 2007 and January 31, 2007:

	Weighted-	August 13, 2007			January 31, 2007
	Average	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangible Assets	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	20	$3,166	$(862)	$2,304	$3,166	$(776)	$2,390
Favorable lease agreements	21	1,121	(645)	476	1,491	(959)	532

		$4,287	$(1,507)	$2,780	$4,657	$(1,735)	$2,922

     Amortization expense related to identifiable, definite-lived intangible assets was $51 and $123 for the twelve and twenty-eight weeks ended August 13, 2007, respectively, and was $65 and $165 for the twelve and twenty-eight weeks ended August 14, 2006, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 6 — Indebtedness and Interest Expense
     We amended and restated our senior credit facility (“Facility”) on March 27, 2007 and amended the Facility again on May 3, 2007. The Facility provides for a $370,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $170,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments of $425 through January 1, 2012; three quarterly payments of $40,375, beginning on April 1, 2012; and a final payment of $40,800 due on January 1, 2013.
     During the twelve and twenty-eight weeks ended August 13, 2007, we made $425 of regularly scheduled principal payments on the term loan. As of August 13, 2007, we had (i) borrowings outstanding under the term loan portion of the Facility of $169,575, (ii) borrowings outstanding under the revolving portion of the Facility of $59,000, (iii) outstanding letters of credit under the revolving portion of the Facility of $38,247, and (iv) availability under the revolving portion of the Facility of $102,753.
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
     As of August 13, 2007, the applicable interest rate on the term loan was the London Inter Bank Offering Rate (“LIBOR”) plus 1.375%, or 6.75%, per annum. For the revolving loan portion of the Facility, the applicable interest rate is Prime plus 0.50%, or 8.75%, per annum. Under the terms of the Facility, we are permitted to lock in interest rates for the revolving portion based on LIBOR plus 1.50% for fixed terms ranging from 7 to 90 days. As of August 13, 2007, we had $48,500 in borrowings outstanding under the revolving loan portion of the Facility locked in at a weighted-average rate of 6.88%. We also incur fees on outstanding letters of credit under the Facility at a per annum rate equal to 1.50% times the stated amounts.
     The Facility permits us to repurchase our common stock and/or pay cash dividends in an aggregate amount up to $277,457 as of August 13, 2007. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in the Facility) during the term of the Facility. Based on the amount of cumulative repurchases of our common stock and payment of cash dividends, we are permitted to make additional common stock repurchases and/or cash dividend payments of $117,344, as of August 13, 2007.
     The Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in the Facility) in excess of $150,000. We may also carry forward certain unused capital expenditure amounts to the following year. Based on these terms, and assuming that Adjusted EBITDA in fiscal 2008 is equal to our trailing-13 period Adjusted EBITDA, as defined by our Facility, as of August 13, 2007, the Facility would permit us to make capital expenditures of $162,812 in fiscal 2008, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above. The Facility also contains financial performance covenants, which include a maximum leverage ratio.
     The full text of the contractual requirements imposed by the Facility is set forth in the Seventh Amended and Restated Credit Agreement, dated as of March 27, 2007, and the amendments thereto, which we have filed with the Securities and Exchange Commission (“SEC”), and in the ancillary loan documents described therein. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events of default, including, but not limited to, if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default on other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only upon certain events of default under the Facility), our Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”) (described below) may also become accelerated under certain circumstances and after all cure periods have expired.

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
     During the fiscal quarter ended May 21, 2007, the cumulative dividends declared since the most recent conversion rate adjustment have resulted in a change in the conversion rate per $1 of the notes of 1.2290%, from the previous conversion rate of 113.8160 to an adjusted conversion rate of 115.2148. As a result of the conversion rate adjustment, the previous conversion price of approximately $8.79 has been adjusted to a conversion price of approximately $8.68.
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
     Interest expense consisted of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2007	August 14, 2006	August 13, 2007	August 14, 2006
Facility	$2,714	$1,404	$5,652	$3,529
Capital lease obligations	1,171	1,301	2,732	3,039
2023 Convertible Notes	140	934	326	2,226
Amortization of loan fees	227	762	492	1,778
Letter of credit fees and other	209	663	554	1,534

	$4,461	$5,064	$9,756	$12,106

Note 7 — Facility Action Charges, Net
     The following transactions have been recorded in our accompanying Condensed Consolidated Statements of Income as facility action charges, net:
(i)	impairment of long-lived assets for under-performing restaurants to be disposed of or held and used;

(ii)	store closure costs, including sublease of closed facilities at amounts below our primary lease obligation;

(iii)	gain (loss) on the sale of restaurants and refranchising transactions; and

(iv)	amortization of discount related to estimated liability for closing restaurants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     The components of facility action charges, net are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2007	August 14, 2006	August 13, 2007	August 14, 2006
Carl’s Jr.
Unfavorable dispositions of leased and fee surplus properties, net	$45	$445	$365	$1,112
Impairment of assets to be held and used	54	8	54	44
Loss (gain) on sales of restaurants and surplus properties, net	206	(838)	210	(829)
Amortization of discount related to estimated liability for closing restaurants	36	53	87	131

	341	(332)	716	458

Hardee’s
New decisions regarding closing restaurants	223	145	274	1,921
Unfavorable (favorable) dispositions of leased and fee surplus properties, net	67	(189)	219	(123)
Impairment of assets to be disposed of	363	266	380	452
Impairment of assets to be held and used	440	232	442	236
Gain on sales of restaurants and surplus properties, net	(3,112)	(497)	(4,229)	(1,098)
Amortization of discount related to estimated liability for closing restaurants	84	127	216	279

	(1,935)	84	(2,698)	1,667

Other
Loss on sales of restaurants and surplus properties, net	48	50	182	208

Total
New decisions regarding closing restaurants	223	145	274	1,921
Unfavorable dispositions of leased and fee surplus properties, net	112	256	584	989
Impairment of assets to be disposed of	363	266	380	452
Impairment of assets to be held and used	494	240	496	280
Gain on sales of restaurants and surplus properties, net	(2,858)	(1,285)	(3,837)	(1,719)
Amortization of discount related to estimated liability for closing restaurants	120	180	303	410

	$(1,546)	$(198)	$(1,800)	$2,333

     The following table summarizes the activity in our estimated liability for closing restaurants for the twenty-eight weeks ended August 13, 2007:

	Carl’s Jr.	Hardee’s	Total
Balance at January 31, 2007	$3,186	$9,173	$12,359
New decisions regarding closing restaurants	—	274	274
Usage	(733)	(1,814)	(2,547)
Unfavorable dispositions of leased and fee surplus properties, net	365	219	584
Amortization of discount	87	216	303

Balance at August 13, 2007	2,905	8,068	10,973
Less current portion	870	2,565	3,435

Long-term portion	$2,035	$5,503	$7,538

     The current and long-term portions of our estimated liability for closing restaurants are included in other current liabilities and other long-term liabilities, respectively, in our accompanying Condensed Consolidated Balance Sheets.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 8 — Income Taxes
     Income tax expense consisted of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2007	August 14, 2006	August 13, 2007	August 14, 2006
Federal and state income taxes	$7,565	$11,442	$17,866	$21,873
Foreign income taxes	281	297	597	622

Income tax expense	$7,846	$11,739	$18,463	$22,495

Effective income tax rate	40.2%	44.5%	40.3%	42.2%

     Our effective income tax rates for the twelve and twenty-eight weeks ended August 13, 2007 and August 14, 2006 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes.
     We adopted FIN 48 (see Note 3) at the beginning of fiscal 2008. The adoption of FIN 48 resulted in a decrease of $176 in income taxes receivable, an increase of $642 in income tax liabilities, a decrease of $4,948 in deferred income tax assets, a decrease of $4,995 in valuation allowance against deferred income tax assets and an increase of $771 in accumulated deficit. As of August 13, 2007, we had $6,246 of unrecognized tax benefits, all of which would affect our effective tax rate, if recognized in any future period. We do not expect significant changes in our unrecognized tax benefits in the next twelve months.
     During the twelve weeks ended August 13, 2007, we further decreased our valuation allowance by $4,426 since we expect to realize the tax benefit associated with our federal capital loss carryforward as a result of the tax gain on disposal of La Salsa. The impact of the valuation allowance reversal for our federal capital loss carryforward has been included in the determination of the income tax expense on the disposal of La Salsa, which is included in loss from discontinued operations in our accompanying Statements of Income for the twelve and twenty-eight weeks ended August 13, 2007. The use of our capital loss carryforward did not completely eliminate the tax liability generated from the sale of La Salsa, resulting in net income tax expense related to discontinued operations of $2,514 for the twelve and twenty-eight weeks ended August 13, 2007 (see Note 12).
     As of August 13, 2007, we maintained a valuation allowance of $17,836 for deferred tax assets related to state capital loss carryforwards and certain state net operating loss (“NOL”) and tax credit carryforwards. Realization of the tax benefit of such deferred tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.
     Our policy on the classification of interest and penalties related to the underpayment of income taxes and uncertain tax positions is to record interest in interest expense, and to record penalties, if any, in general and administrative expense, in our condensed consolidated statements of income. During the twelve and twenty-eight weeks ended August 13, 2007, we recognized $7 and $13 of interest expense, respectively. We had approximately $65 and $78 of interest accrued as of the date of adoption and August 13, 2007, respectively. We had no penalties accrued as of the date of adoption and August 13, 2007.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     The table below presents the computation of basic and diluted earnings per share for the twelve and twenty-eight weeks ended August 13, 2007 and August 14, 2006:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2007	August 14, 2006	August 13, 2007	August 14, 2006
	(In thousands except per share amounts)
Basic earnings per share:
Income from continuing operations	$11,651	$14,652	$27,350	$30,858
Loss from discontinued operations	(2,226)	(436)	(2,574)	(474)

Net income	$9,425	$14,216	$24,776	$30,384

Weighted-average shares for computation of basic earnings per share	62,041	59,850	64,645	59,754

Basic income per share from continuing operations	$0.19	$0.25	$0.42	$0.52
Basic loss per share from discontinued operations	(0.04)	(0.01)	(0.04)	(0.01)

Basic net income per share	$0.15	$0.24	$0.38	$0.51

Diluted earnings per share:
Income from continuing operations	$11,651	$14,652	$27,350	$30,858
Add: Interest and amortization costs for 2023 Convertible Notes, net of related tax effect	101	670	238	1,592

Income from continuing operations for computation of diluted earnings per share	$11,752	$15,322	$27,588	$32,450

Loss from discontinued operations	$(2,226)	$(436)	$(2,574)	$(474)

Net income	$9,425	$14,216	$24,776	$30,384
Add: Interest and amortization costs for 2023 Convertible Notes, net of related tax effect	101	670	238	1,592

Net income for computation of diluted earnings per share	$9,526	$14,886	$25,014	$31,976

Weighted-average shares for computation of basic earnings per share	62,041	59,850	64,645	59,754
Dilutive effect of stock options and restricted stock	1,554	1,432	1,569	1,495
Dilutive effect of 2023 Convertible Notes	1,747	11,509	1,747	11,762

Weighted-average shares for computation of diluted earnings per share	65,342	72,791	67,961	73,011

Diluted income per share from continuing operations	$0.18	$0.21	$0.41	$0.44
Diluted loss per share from discontinued operations	(0.03)	(0.01)	(0.04)	—

Diluted net income per share	$0.15	$0.20	$0.37	$0.44

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     The following table presents the number of potentially dilutive shares excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the twelve and twenty-eight weeks ended August 13, 2007 and August 14, 2006 (in thousands):

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2007	August 14, 2006	August 13, 2007	August 14, 2006
Stock options and restricted stock	896	2,442	1,075	2,154
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

	Carl’s Jr.	Hardee’s	Other	Total
Twelve Weeks Ended August 13, 2007
Revenue	$197,229	$164,856	$1,006	$363,091
Operating income	15,060	8,271	39	23,370
Income (loss) before income taxes and discontinued operations	14,735	6,610	(1,848)	19,497
Goodwill (as of August 13, 2007)	22,649	—	—	22,649

	Carl’s Jr.	Hardee’s	Other	Total
Twelve Weeks Ended August 14, 2006
Revenue	$194,681	$168,706	$1,017	$364,404
Operating income	20,973	12,848	43	33,864
Income before income taxes and discontinued operations	20,420	5,606	365	26,391
Goodwill (as of August 14, 2006)	22,649	—	—	22,649

	Carl’s Jr.	Hardee’s	Other	Total
Twenty-Eight Weeks Ended August 13, 2007
Revenue	$455,374	$387,291	$2,228	$844,893
Operating income	36,488	16,869	—	53,357
Income (loss) before income taxes and discontinued operations	35,967	12,819	(2,973)	45,813
Goodwill (as of August 13, 2007)	22,649	—	—	22,649

	Carl’s Jr.	Hardee’s	Other	Total
Twenty-Eight Weeks Ended August 14, 2006
Revenue	$454,795	$381,336	$2,321	$838,452
Operating income (loss)	47,705	19,885	(87)	67,503
Income (loss) before income taxes and discontinued operations	46,268	7,569	(484)	53,353
Goodwill (as of August 14, 2006)	22,649	—	—	22,649
Note 11 — Assets Held For Sale
     Surplus restaurant properties and company-operated restaurants that we expect to sell within one year are classified in our accompanying Condensed Consolidated Balance Sheets as assets held for sale. As of August 13, 2007, total assets held for sale were $9,745. This was comprised of one surplus property in our Carl’s Jr. operating segment with a carrying value of $251, and two surplus properties, a parcel of land and 34 company-operated restaurants, collectively valued at $9,494 in our Hardee’s operating segment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
As of January 31, 2007, total assets held for sale were $3,949. This was comprised of one surplus property in our Carl’s Jr. operating segment with a carrying value of $1,316 and seven company-operated restaurants and other real property with a collective carrying value of $2,633 in our Hardee’s operating segment.
Note 12 — Discontinued Operations
     Consistent with our strategy to focus on growing Carl’s Jr. and Hardee’s, including dual-branding them with our Mexican brands, Green Burrito and Red Burrito, on July 16, 2007, we sold our La Salsa restaurants and the related franchise operations to LAS Acquisition, LLC (“Buyer”). Under the agreement, Santa Barbara Restaurant Group, Inc., a wholly-owned subsidiary of the Company, sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. for consideration of $15,860. Under the terms of the agreement, the Buyer has a period of time following completion of the sale to validate the amounts of certain acquired operating assets and liabilities and capital expenditures. Any agreed-upon differences in these items would result in a positive or negative adjustment to the total consideration, resulting in an increase or decrease in the gain on disposal. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa.
     During the twelve and twenty-eight weeks ended August 13, 2007, we received gross consideration of $5,776 in cash, $529 in receivables and three secured notes aggregating $9,555 from the Buyer. These notes are secured by the personal property of the Buyer, a pledge of the equity interests acquired by the Buyer in La Salsa, Inc. and La Salsa of Nevada, Inc. and certain personal and corporate guarantees. The notes are comprised of (i) a $1,000 note payable on August 15, 2007 and bearing interest at 10.0% per annum, (ii) a $1,000 note payable on September 14, 2007 and bearing interest of 10.0% per annum and (iii) a $7,555 note payable on January 28, 2008 and bearing interest of 10.0% per annum. These notes are included in accounts receivable, net in our accompanying Condensed Consolidated Balance Sheet as of August 13, 2007. Subsequent to August 13, 2007, we received payment on the two $1,000 notes.
     In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the divestiture of La Salsa qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this segment in discontinued operations in our accompanying Condensed Consolidated Financial Statements for all periods presented. There were certain general and administrative expenses that had previously been allocated to La Salsa that we expect to continue to incur after the divestiture. As such, those expenses have been reallocated to our continuing operations in our accompanying Condensed Consolidated Statements of Income.
     The current and long-term assets and liabilities of the discontinued operations as of January 31, 2007 were as follows:

Cash and cash equivalents	$60
Accounts receivable, net	319
Inventories, net	257
Prepaid expenses	626
Deferred income tax assets, net	548
Other current assets	197

Current assets of discontinued operations	$2,007

Property and equipment, net	$6,202
Other assets, net	12,657

Long-term assets of discontinued operations	$18,859

Accounts payable	$293
Other current liabilities	1,456

Current liabilities of discontinued operations	$1,749

Deferred income tax liabilities, net	$2,216
Other long-term liabilities	3,530

Long-term liabilities of discontinued operations	$5,746

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     The results from discontinued operations for the twelve and twenty-eight weeks ended August 13, 2007 and August 14, 2006 were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2007	August 14, 2006	August 13, 2007	August 14, 2006
Revenue	$6,874	$11,561	$20,907	$26,071

Operating loss	(222)	(556)	(724)	(561)
Interest (expense) income	(7)	1	(22)	(6)
Other income (expense), net	83	(12)	92	(6)
Income tax benefit	13	131	173	99

	(133)	(436)	(481)	(474)

Gain on disposal of La Salsa	421	—	421	—
Income tax expense related to disposal of La Salsa	(2,514)	—	(2,514)	—

Net loss on disposal of La Salsa	(2,093)	—	(2,093)	—

Loss from discontinued operations	$(2,226)	$(436)	$(2,574)	$(474)

Note 13 — Purchase and Sale of Assets
     During fiscal 2008, we launched a refranchising program that is expected to involve approximately 200 Hardee’s restaurant locations in a number of markets across the Midwest and Southeast United States. During the twelve and twenty-eight weeks ended August 13, 2007, we sold 18 and 46 company-operated Hardee’s restaurants and other real property with net book values of $7,445 and $17,250, respectively, to four franchisees. In connection with these transactions, we received aggregate consideration of $10,156 and $20,905, and recognized net gains of $2,534 and $3,366, which is included in facility action charges, net in our accompanying Condensed Consolidated Statements of Income for the twelve and twenty-eight weeks ended August 13, 2007, respectively, in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations. Subsequent to August 13, 2007, we sold 34 company-operated restaurants to one franchisee for total proceeds of approximately $13,050.
Note 14 — Commitments and Contingent Liabilities
     Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchised and licensed restaurants and other expense. As of August 13, 2007, the present value of the lease obligations under the remaining master leases’ primary terms is $105,795. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $3,215, of which $1,297 is reserved for in our estimated liability for closing restaurants as of August 13, 2007.
     Pursuant to the Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 6). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of August 13, 2007, we had outstanding letters of credit of $38,247, expiring at various dates through July 2008.
     As of August 13, 2007, we had unconditional purchase obligations in the amount of $51,766, which primarily include contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, either all of or a pro-rata portion of the bonus in effect for the year in which the termination occurs. Additionally, all options and restricted stock awarded to the affected executives which have not vested as of the date of termination would vest immediately, and restricted stock awards which have not yet been awarded would be awarded immediately. If all of these Agreements had been triggered as of August 13, 2007, we would have been required to make cash payments of approximately $16,744.
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
     As of August 13, 2007, we had recorded an accrued liability for contingencies related to litigation in the amount of $1,260, which relates to certain employment, real estate and other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of August 13, 2007, we estimated the contingent liability of those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $264 to $950.
Note 15 — Stockholders’ Equity
Repurchase of Common Stock
     Pursuant to a program (“Stock Repurchase Plan”) authorized by our Board of Directors, as modified during the twelve and twenty-eight weeks ended August 13, 2007, we are allowed to repurchase up to an aggregate of $350,000 of our common stock. During the twelve and twenty-eight weeks ended August 13, 2007, we repurchased 4,022,300 and 8,402,320 shares of our common stock at an average price of $17.45 and $18.27 per share, for a total cost, including trading commissions, of $70,328 and $153,628, and we retired 2,701,900 and 7,090,820 shares, respectively. As of August 13, 2007, we had 1,329,800 shares of common stock that had been repurchased, but not yet retired, and are shown as common stock held in treasury in our accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to August 13, 2007. As of January 31, 2007, we had 18,300 shares of common stock that had been repurchased, but not yet retired, and are shown as common stock held in treasury in our accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to January 31, 2007.
     Based on the Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (13,826,057 shares at an average price of $17.67 per share, for a total cost, including trading commissions, of $244,242), we are permitted to make additional repurchases of our common stock up to $105,758 under the Stock Repurchase Plan as of August 13, 2007. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), under which we are allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter through the quarter ending January 28, 2008. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
Dividends
     During the twenty-eight weeks ended August 13, 2007, we declared cash dividends of $0.12 per share of common stock, for a total of $7,420. Dividends payable of $3,633 and $2,694 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of August 13, 2007 and January 31, 2007, respectively. The dividends declared during the twelve weeks ended August 13, 2007 were subsequently paid on September 4, 2007.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 16 — Supplemental Cash Flow Information

	Twenty-Eight Weeks Ended
	August 13, 2007	August 14, 2006
Cash paid for:
Interest, net of amounts capitalized	$10,212	$10,362

Income taxes, net of refunds received	$3,809	$558

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$187	$188

Dividends declared, not paid	$3,633	$2,576

     The cash used in financing activities related to the repurchase of common stock for the twenty-eight weeks ended August 13, 2007 differs from the repurchase of common stock in the statement of stockholders’ equity by $16,646, reflecting the timing difference between the recognition of common stock repurchase transactions and their settlement for cash. The $17,005 liability for unsettled repurchases of common stock is included in other current liabilities in our accompanying Condensed Consolidated Balance Sheet as of August 13, 2007.
Note 17 — Subsequent Events
     Subsequent to August 13, 2007, we continued to make discretionary repurchases of our common stock, which totaled 1,924,200 shares at an average price of $17.29 per share, for a total cost including commissions, of $33,324 and to repurchase our common stock in the open market, under our share repurchase plan under Rule 10b5-1. These repurchases were funded primarily by additional borrowings on the revolving portion of our Facility.
     On August 27, 2007, we amended our Facility to borrow an additional $100,000 on the term loan, which we used to reduce the amount outstanding on the revolving portion of our Facility. We also increased the aggregate amount that we are permitted to expend for share repurchases and cash dividends under the Facility by $50,000.
     We also entered into fixed interest rate swap agreements with various counterparties, the impact of which will effectively fix future interest payments on $200,000 of our term loan debt at 6.2159%. The interest rate swap agreements expire on March 12, 2012.

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
     As of August 13, 2007, we had a total of 72 restaurants among our two major restaurant concepts that generated negative cash flows on a trailing-13 period basis. These restaurants had combined net book values of $20,255. If these negative cash flow restaurants were not to begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be unrecoverable and we may recognize additional impairment charges in the future.
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
     During the first quarter of fiscal 2008, we evaluated the Carl’s Jr. brand, the only one of our brands for which goodwill is recorded. As a result of our evaluation, we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of August 13, 2007, we had $22,649 in goodwill recorded in our accompanying Condensed Consolidated Balance Sheet, all of which relates to Carl’s Jr.
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
     The estimated liability for closing restaurants on properties vacated is based on the terms of the lease and the lease termination fee, if any, that we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is the present value of these estimated future payments, net of the present value of expected lease or sublease income. The interest rate used to calculate the present value of these liabilities is based on an estimated credit-adjusted risk-free rate at the time the liability is established. The related discount is amortized and shown in facility action charges, net in our accompanying Condensed Consolidated Statements of Income.
     A significant assumption used in determining the amount of the estimated liability for closing restaurants is the amount of the estimated liability for future lease payments on vacant restaurants. We estimate the cost to maintain leased and owned vacant properties until the lease can be abated or the owned property can be sold. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms that we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. As of August 13, 2007, the present value of our operating lease payment obligations on all closed restaurants was approximately $5,603, which represents the discounted amount we would be required to pay if we are unable to enter into sublease agreements or terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can often terminate those leases for less than that amount, or sublease the property and accordingly, we have recorded an estimated liability for operating lease obligations of $2,571 as of August 13, 2007.
Estimated Liability for Self-Insurance
     We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, general and auto liability claims over $500. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 4.5% as of August 13, 2007. In determining our estimated liability, management, with the assistance of our actuary, develops assumptions based on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development. Our actual future loss development may be better or worse than the development we estimated in conjunction with the actuary, in which case our reserves would require adjustment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we would be required to adjust the expected losses upward and increase our future self-insurance expense.
     Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of August 13, 2007, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $37,910.
Loss Contingencies
     We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS 5, which requires that we assess each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and for which the amount of such settlement is reasonably estimable are accrued in our Condensed Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we record an accrued liability equal to the low end of the range. In accordance with SFAS 5, as of August 13, 2007, we have recorded an accrued liability for contingencies related to litigation in the amount of $1,260 (see Note 14 of Notes to Condensed Consolidated Financial Statements for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the recorded liabilities and related Condensed Consolidated Financial Statement disclosure. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Condensed Consolidated Financial Statements.
     In addition, as of August 13, 2007, we estimated our potential exposure for those loss contingencies related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $264 to $950. In accordance with SFAS 5, we have not recorded a liability for these contingent losses.
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
     Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our various past and present refranchising programs were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. In such cases, we account for the sublease payments received as franchising rental income and the lease payments we make as rental expense in franchised and licensed restaurants and other expense in our Condensed Consolidated Statements of Income. As of August 13, 2007, the present value of our total obligation on lease arrangements with Hardee’s and Carl’s Jr. franchisees (including subsidized leases — see further discussion below) was $23,695 and $82,100, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past, however, we can provide no assurance that this will not occur.
     In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of August 13, 2007, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $13,514 and $4,824, respectively. Financially troubled franchisees include those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, transfer the restaurant to another franchisee, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property’s carrying value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of August 13, 2007, the net book value of property under lease to Hardee’s franchisees that are considered to be financially troubled franchisees was approximately $2 and is included in the amount above.
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
     The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closing Restaurants” above. Because losses are typically not probable and/or able to be reasonably estimated, we have not established an additional estimated liability for potential losses not yet incurred under a significant portion of our franchise sublease arrangements. The present value of future sublease obligations from financially troubled franchisees is approximately $1,918 (three financially troubled franchisees represent approximately 93.2% of this amount). If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s concept.
Share-Based Compensation
     We have various share-based compensation plans that provide restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. We recorded share-based compensation expense of $1,767 and $4,905 during the twelve and twenty-eight weeks ended August 13, 2007, respectively, and $1,155 and $2,925 during the twelve and twenty-eight weeks ended August 14, 2006, respectively. (See Note 23 of Notes to Consolidated Financial Statements in our Annual Report on

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Form 10-K for the fiscal year ended January 31, 2007, for analysis of the effect of certain changes in assumptions used to determine the fair value of share-based compensation.)
     Pursuant to our employment agreements with certain key executives, we are required to grant an additional 450,000 shares of restricted stock (of which 360,000 will be performance-vested and 90,000 will be time-vested) to the executives in October 2007. If our stock price on the date of the award were to be the same as August 13, 2007 ($17.80 per share), we would expect to record additional share-based compensation expense of $1,687 between the date of the grant and the end of fiscal 2008, based on our expected performance against the specified performance goals for fiscal 2008. The actual charge will be dependent upon the stock price on the grant date and our actual performance against the specified performance goals for fiscal 2008.
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
     As of January 31, 2007, we maintained a valuation allowance of $27,257 for deferred tax assets related to federal and state capital loss carryforwards and certain state NOL and tax credit carryforwards. Upon the adoption of FIN 48 at the beginning of fiscal 2008, we decreased our valuation allowance by $4,995. During the twelve weeks ended August 13, 2007, we further decreased our valuation allowance by $4,426 since we expect to realize the tax benefit associated with our federal capital loss carryforward as a result of the tax gain on disposal of La Salsa. The impact of the valuation allowance reversal for our federal capital loss carryforward has been included in the determination of the income tax expense on the disposal of La Salsa, which is included in loss from discontinued operations in our accompanying Statements of Income for the twelve and twenty-eight weeks ended August 13, 2007. The use of our capital loss carryforward did not completely eliminate the tax liability generated from the sale of La Salsa, resulting in net income tax expense related to discontinued operations of $2,514 for the twelve and twenty-eight weeks ended August 13, 2007 (see Note 12 of Notes to Condensed Consolidated Financial Statements).
     As of August 13, 2007, we maintained a valuation allowance of $17,836 for deferred tax assets related to state capital loss carryforwards and certain state NOL and tax credit carryforwards. Realization of the tax benefit of such deferred tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.
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
Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2008 Comparisons with Fiscal 2007
     The factors discussed below impact comparability of operating performance for the twelve and twenty-eight weeks ended August 13, 2007 and August 14, 2006, or could impact comparisons for the remainder of fiscal 2008.
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
     We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we review the allowance for doubtful accounts and the estimated liability for closed franchise restaurants, there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of August 13, 2007, our consolidated allowance for doubtful accounts on notes receivable was 12.0% of the gross balance of notes receivable and our consolidated allowance for doubtful accounts on accounts receivable was 0.9% of the gross balance of accounts receivable. When appropriate, we establish notes receivable pursuant to completing workout agreements with financially troubled franchisees. As of August 13, 2007, we have not recognized, on a cumulative basis, $326 in accounts receivable and $5,390 in notes receivable, nor the royalty and rent revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations.

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

	Twelve Weeks Ended August 13, 2007
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total
Company-operated restaurants revenue	$138,893	$148,832	$71	$—	$287,796

Restaurant operating costs:
Food and packaging	40,256	45,750	22	—	86,028
Payroll and employee benefits	38,860	46,271	28	—	85,159
Occupancy and other	31,445	31,897	31	—	63,373

Total restaurant operating costs	110,561	123,918	81	—	234,560

Franchised and licensed restaurants and other revenue:
Royalties	7,439	10,190	106	—	17,735
Distribution centers	45,481	3,587	—	(2)	49,066
Rent	5,048	1,629	—	—	6,677
Retail sales of variable interest entity	—	—	831	—	831
Other	368	618	—	—	986

Total franchised and licensed restaurants and other revenue	58,336	16,024	937	(2)	75,295

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,348	1,407	—	—	2,755
Distribution centers	45,162	3,666	—	—	48,828
Rent and other occupancy	4,282	1,162	—	—	5,444
Operating costs of variable interest entity	—	—	812	(18)	794

Total franchised and licensed restaurants and other expenses	50,792	6,235	812	(18)	57,821

Advertising	8,206	9,064	1	—	17,271

General and administrative	12,269	19,303	43	—	31,615

Facility action charges, net	341	(1,935)	48	—	(1,546)

Operating income	$15,060	$8,271	$23	$16	$23,370

Company-operated average unit volume (trailing-13 periods)	$1,481	$934
Franchise-operated average unit volume (trailing-13 periods)	$1,204	$964
Company-operated same-store sales increase	2.0%	2.9%
Franchise-operated same-store sales increase	0.3%	—
Company-operated same-store transaction (decrease) increase	(1.9)%	2.7%
Average check (actual $)	$6.80	$4.99
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	29.0%	30.7%
Payroll and employee benefits	28.0%	31.1%
Occupancy and other	22.6%	21.4%
Total restaurant operating costs	79.6%	83.2%
Advertising as a percentage of company-operated restaurants revenue	5.9%	6.1%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Twelve Weeks Ended August 14, 2006
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total
Company-operated restaurants revenue	$138,407	$150,627	$80	$—	$289,114

Restaurant operating costs:
Food and packaging	39,502	43,214	25	—	82,741
Payroll and employee benefits	36,622	47,125	31	—	83,778
Occupancy and other	28,767	31,728	26	—	60,521

Total restaurant operating costs	104,891	122,067	82	—	227,040

Franchised and licensed restaurants and other revenue:
Royalties	6,849	12,640	118	(29)	19,578
Distribution centers	43,494	3,631	—	—	47,125
Rent	4,988	1,572	—	—	6,560
Retail sales of variable interest entity	—	—	848	—	848
Other	943	236	—	—	1,179

Total franchised and licensed restaurants and other revenue	56,274	18,079	966	(29)	75,290

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,189	848	—	—	2,037
Distribution centers	43,038	3,809	—	—	46,847
Rent and other occupancy	4,144	1,099	—	—	5,243
Operating costs of variable interest entity	—	—	809	(27)	782

Total franchised and licensed restaurants and other expenses	48,371	5,756	809	(27)	54,909

Advertising	8,063	8,737	2	—	16,802

General and administrative	12,715	19,214	58	—	31,987

Facility action charges, net	(332)	84	50	—	(198)

Operating income (loss)	$20,973	$12,848	$45	$(2)	$33,864

Company-operated average unit volume (trailing-13 periods)	$1,384	$896
Franchise-operated average unit volume (trailing-13 periods)	$1,187	$913
Company-operated same-store sales increase	4.8%	3.0%
Franchise-operated same-store sales increase	4.7%	3.9%
Company-operated same-store transaction increase (decrease)	0.1%	(0.4)%
Average check (actual $)	$6.47	$5.01
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	28.5%	28.7%
Payroll and employee benefits	26.5%	31.3%
Occupancy and other	20.8%	21.1%
Total restaurant operating costs	75.8%	81.0%
Advertising as a percentage of company-operated restaurants revenue	5.8%	5.8%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Twenty-Eight Weeks Ended August 13, 2007
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total
Company-operated restaurants revenue	$320,122	$348,024	$174	$—	$668,320

Restaurant operating costs:
Food and packaging	93,178	104,228	57	—	197,463
Payroll and employee benefits	87,396	108,173	71	—	195,640
Occupancy and other	70,343	74,840	64	—	145,247

Total restaurant operating costs	250,917	287,241	192	—	538,350

Franchised and licensed restaurants and other revenue:
Royalties	17,192	23,182	271	—	40,645
Distribution centers	105,251	11,294	—	(4)	116,541
Rent	12,007	3,964	—	—	15,971
Retail sales of variable interest entity	—	—	1,787	—	1,787
Other	802	827	—	—	1,629

Total franchised and licensed restaurants and other revenue	135,252	39,267	2,058	(4)	176,573

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	3,206	3,147	—	—	6,353
Distribution centers	105,089	11,392	—	—	116,481
Rent and other occupancy	10,182	2,556	—	—	12,738
Operating costs of variable interest entity	—	—	1,780	(40)	1,740

Total franchised and licensed restaurants and other expenses	118,477	17,095	1,780	(40)	137,312

Advertising	18,806	21,223	3	—	40,032

General and administrative	29,970	47,561	111	—	77,642

Facility action charges, net	716	(2,698)	182	—	(1,800)

Operating income (loss)	$36,488	$16,869	$(36)	$36	$53,357

Company-operated same-store sales increase	0.8%	2.3%
Franchise-operated same-store sales increase	0.2%	0.5%
Company-operated same-store transaction (decrease) increase	(3.9)%	1.8%
Average check (actual $)	$6.78	$4.95
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	29.1%	29.9%
Payroll and employee benefits	27.3%	31.1%
Occupancy and other	22.0%	21.5%
Total restaurant operating costs	78.4%	82.5%
Advertising as a percentage of company-operated restaurants revenue	5.9%	6.1%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Twenty-Eight Weeks Ended August 14, 2006
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total
Company-operated restaurants revenue	$325,504	$340,566	$188	$—	$666,258

Restaurant operating costs:
Food and packaging	92,738	98,275	62	—	191,075
Payroll and employee benefits	85,469	107,726	73	—	193,268
Occupancy and other	67,210	71,742	60	—	139,012

Total restaurant operating costs	245,417	277,743	195	—	523,355

Franchised and licensed restaurants and other revenue:
Royalties	15,495	26,276	254	(42)	41,983
Distribution centers	101,317	9,480	—	—	110,797
Rent	11,217	4,570	—	—	15,787
Retail sales of variable interest entity	—	—	1,921	—	1,921
Other	1,262	444	—	—	1,706

Total franchised and licensed restaurants and other revenue	129,291	40,770	2,175	(42)	172,194

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	2,832	2,544	—	—	5,376
Distribution centers	99,331	9,932	—	—	109,263
Rent and other occupancy	9,710	3,047	—	—	12,757
Operating costs of variable interest entity	—	—	1,894	(34)	1,860

Total franchised and licensed restaurants and other expenses	111,873	15,523	1,894	(34)	129,256

Advertising	19,113	20,088	4	—	39,205

General and administrative	30,229	46,430	141	—	76,800

Facility action charges, net	458	1,667	208	—	2,333

Operating income (loss)	$47,705	$19,885	$(79)	$(8)	$67,503

Company-operated same-store sales increase	5.2%	4.4%
Franchise-operated same-store sales increase	5.8%	4.6%
Company-operated same-store transaction increase	1.7%	0.8%
Average check (actual $)	$6.39	$4.95
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	28.5%	28.9%
Payroll and employee benefits	26.3%	31.6%
Occupancy and other operating costs	20.6%	21.1%
Total restaurant operating costs	75.4%	81.6%
Advertising as a percentage of company-operated restaurants revenue	5.9%	5.9%

(A)	“Other” consists of Green Burrito and amounts that we do not believe would be proper to allocate to the operating segments.

(B)	“Eliminations” consists of the elimination of royalty revenues and expenses generated between Hardee’s and a consolidated variable interest entity franchisee included in our accompanying Condensed Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Presentation of Non-GAAP Measurements
Adjusted EBITDA
     Adjusted EBITDA is a non-GAAP measure used by our senior lenders under our Facility to evaluate our ability to service debt and fund capital expenditures. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. As shown in the table below and defined in the Facility, Adjusted EBITDA is calculated as earnings before cumulative effect of accounting changes, interest expense, income taxes, depreciation and amortization, facility action charges, share-based compensation expense, impairment of goodwill and impairment of assets held for sale. Because not all companies calculate Adjusted EBITDA identically, this presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes, debt service payments and cash costs arising from facility actions.
     Our maximum annual capital expenditures are limited by the Facility, based on a sliding scale driven by our Adjusted EBITDA. The Adjusted EBITDA amounts for the twelve and twenty-eight weeks ended August 14, 2006 are calculated using the definition in our current Facility and are presented for comparative purposes.
     As previously discussed, on July 16, 2007, we sold our La Salsa restaurants and the related franchise operations. In accordance with SFAS 144, the divestiture of La Salsa qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this segment in discontinued operations in our accompanying Condensed Consolidated Financial Statements for all periods presented. There were certain general and administrative expenses that had previously been allocated to La Salsa that we expect to continue to incur after the divestiture. As such, those expenses have been reallocated to our continuing operations in our accompanying Condensed Consolidated Financial Statements and the Adjusted EBITDA calculations presented below.

	Twelve Weeks Ended August 13, 2007
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total
Net income (loss)	$8,801	$3,946	$(1,096)	$(2,226)	$9,425
Interest expense	632	1,996	1,833	7	4,468
Income tax expense (benefit)	5,934	2,664	(752)	2,501	10,347
Depreciation and amortization	7,281	7,258	49	438	15,026
Facility action charges, net	341	(1,935)	48	(496)	(2,042)
Share-based compensation expense	677	1,090	—	—	1,767

Adjusted EBITDA	$23,666	$15,019	$82	$224	$38,991

	Twelve Weeks Ended August 14, 2006
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total
Net income (loss)	$12,442	$1,971	$239	$(436)	$14,216
Interest expense (income)	881	4,065	118	(1)	5,063
Income tax expense (benefit)	7,978	3,635	126	(131)	11,608
Depreciation and amortization	5,753	7,522	54	718	14,047
Facility action charges, net	(332)	84	50	1,172	974
Share-based compensation expense	442	713	—	—	1,155

Adjusted EBITDA	$27,164	$17,990	$587	$1,322	$47,063

	Twenty-Eight Weeks Ended August 13, 2007
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total
Net income (loss)	$21,461	$7,649	$(1,760)	$(2,574)	$24,776
Interest expense	1,556	4,896	3,304	22	9,778
Income tax expense (benefit)	14,506	5,170	(1,213)	2,341	20,804
Depreciation and amortization	16,312	17,149	108	1,341	34,910
Facility action charges, net	716	(2,698)	182	(705)	(2,505)
Share-based compensation expense	1,879	3,026	—	—	4,905

Adjusted EBITDA	$56,430	$35,192	$621	$425	$92,668

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Twenty-Eight Weeks Ended August 14, 2006
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total
Net income (loss)	$27,958	$3,150	$(250)	$(474)	$30,384
Interest expense	2,271	9,717	118	6	12,112
Income tax expense (benefit)	18,310	4,419	(234)	(99)	22,396
Depreciation and amortization	13,432	17,462	105	1,701	32,700
Facility action charges, net	458	1,667	208	1,203	3,536
Share-based compensation expense	1,120	1,805	—	—	2,925

Adjusted EBITDA	$63,549	$38,220	$(53)	$2,337	$104,053

	Trailing-13 Periods Ended August 13, 2007
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total
Net income (loss)	$41,862	$10,998	$(2,173)	$(6,123)	$44,564
Interest expense (income)	3,276	10,670	3,472	(1)	17,417
Income tax expense (benefit)	26,538	4,828	(1,379)	320	30,307
Depreciation and amortization	29,208	32,508	222	2,690	64,628
Facility action charges, net	922	(1,871)	359	3,095	2,505
Share-based compensation expense	3,963	6,385	—	—	10,348

Adjusted EBITDA	$105,769	$63,518	$501	$(19)	$169,769

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The following tables reconcile Adjusted EBITDA (a non-GAAP measure) to net cash provided by operating activities (a GAAP measure):

	Twenty-Eight Weeks Ended
	August 13, 2007	August 14, 2006
Net cash provided by operating activities	$77,073	$97,661
Interest expense	9,778	12,112
Income tax expense	20,804	22,396
Amortization of loan fees	(495)	(1,778)
Recovery of (provision for) losses on accounts and notes receivable	695	(294)
Loss on sales of property and equipment, capital leases and extinguishment of debt	(1,707)	(989)
Deferred income taxes	(10,471)	(21,271)
Other non-cash (charges) credits	(34)	47
Change in estimated liability for closing restaurants and estimated liability for self-insurance	2,047	2,073
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	(2,794)	2,608
Net change in accounts payable and other current and long-term liabilities	(2,301)	(8,512)
Dividends on unvested restricted stock awards	73	—

Adjusted EBITDA	$92,668	$104,053

Trailing-13 Periods
Ended August 13, 2007
Net cash provided by operating activities	$143,557
Interest expense	17,417
Income tax expense	30,307
Amortization of loan fees	(1,814)
Recovery of losses on accounts and notes receivable	1,181
Loss on sales of property and equipment, capital leases and extinguishment of debt	(4,167)
Deferred income taxes	(15,161)
Other non-cash charges	(158)
Change in estimated liability for closing restaurants and estimated liability for self-insurance	5,178
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	2,693
Net change in accounts payable and other current and long-term liabilities	(9,397)
Dividends on unvested restricted stock awards	133

Adjusted EBITDA	$169,769

Carl’s Jr.
     During the twelve weeks ended August 13, 2007, we closed one and opened two company-operated restaurants, and Carl’s Jr. franchisees and licensees opened 11 and closed two restaurants. During the twenty-eight weeks ended August 13, 2007, we opened seven and closed one company-operated restaurants, and Carl’s Jr. franchisees and licensees opened 25 and closed seven restaurants. The following tables show the change in the Carl’s Jr. restaurant portfolio for the trailing-13 periods, as well as the change in revenue, for the current quarter and year-to-date period:

	Restaurant Portfolio			Revenue
	Second Fiscal Quarter			Second Fiscal Quarter			Year-to-Date
	2008	2007	Change	2008	2007	Change	2008	2007	Change
Company-operated	399	394	5	$138,893	$138,407	$486	$320,122	$325,504	$(5,382)
Franchised and licensed(a)	712	678	34	58,336	56,274	2,062	135,252	129,291	5,961

Total	1,111	1,072	39	$197,229	$194,681	$2,548	$455,374	$454,795	$579

(a)	Includes $45,481, $43,494, $105,251 and $101,317 of revenues from distribution of food, packaging and supplies to franchised and licensed restaurants during the twelve weeks ended August 13, 2007 and August 14, 2006, and the twenty-eight weeks ended August 13, 2007 and August 14, 2006, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Company-Operated Restaurants
     Revenue from company-operated Carl’s Jr. restaurants increased $486, or 0.4%, to $138,893 during the twelve weeks ended August 13, 2007, as compared to the twelve weeks ended August 14, 2006. This increase was primarily due to an increase in the number of company-operated restaurants, an increase in average unit volume, which reached $1,481, and an increase in same store sales of 2.0%. We believe these volume increases are due to the successful introduction of the Breakfast Club Sandwich™ and the Teriyaki Burger™, and the latest Hand-Scooped Ice Cream Shakes and Malts™ flavor featuring OrangeSicle™.
     Revenue from company-operated Carl’s Jr. restaurants decreased $5,382, or 1.7%, to $320,122 during the twenty-eight weeks ended August 13, 2007, as compared to the twenty-eight weeks ended August 14, 2006. This decrease was primarily due to the net impact of the divestiture of 40 restaurants to franchisees, the closing of three restaurants and the opening of ten new company-operated restaurants. This decrease was partially offset by a slight increase in same store sales of 0.8%. We believe these volume increases are due to the successful introduction of the Breakfast Club Sandwich and the Teriyaki Burger, and the latest Hand-Scooped Ice Cream Shakes and Malts flavor featuring OrangeSicle, and the continued promotion of the Chipotle Chicken Salad™, the Buffalo Chicken Sandwich and Boneless Buffalo Wings dipped in Franks ® RedHot ® buffalo wing sauce.
     The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

		Twenty-
	Twelve	Eight
	Weeks	Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended August 14, 2006	75.8%	75.4%
Increase in workers’ compensation expense	1.4	0.8
Increase in depreciation and amortization expense	0.9	0.7
Increase in food and packaging costs	0.5	0.6
Increase in rent expense	0.5	0.5
Increase in repairs and maintenance	0.3	0.3
Increase in asset retirement expense	0.2	0.1
Decrease in general liability expense	—	(0.2)
Increase in labor costs, excluding workers’ compensation	0.1	0.2
Other, net	(0.1)	—

Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended August 13, 2007	79.6%	78.4%

     Workers’ compensation expense increased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 13, 2007, due to primarily to an increase of $2,487 in our self-insured workers’ compensation liability related to a single claim from 1982. This increase was partially offset by favorable claims reserves adjustments recorded in the current year periods for all other open claims, as a result of actuarial analyses of outstanding claims reserves.
     Depreciation and amortization expense as a percent of company-operated restaurants revenue increased during the twelve and twenty-eight weeks ended August 13, 2007, from the comparable prior year period, mainly due to the addition of new assets related to the rollout of new point-of-sale software and related hardware and asset additions from increased restaurant remodel activity.
     Food and packaging costs as a percent of company-operated restaurants revenue increased during the twelve weeks ended August 13, 2007, as compared to the prior year period, due primarily to higher commodity costs for beef, cheese, pork and oil products, in addition to an increase in soft drink syrup prices. These increases were partially offset by the impact of recognizing vendor credits of $709 (0.5% as a percent of company-operated restaurants revenue for the twelve weeks ended August 13, 2007) related to previously purchased inventory. These credits are not expected to recur to the same extent in future periods.
     Food and packaging costs as a percent of company-operated restaurants revenue increased during the twenty-eight weeks ended August 13, 2007, as compared to the prior year period, due primarily to higher commodity costs for beef, cheese, pork and oil products, in addition to an increase in soft drink syrup prices. We also experienced increases in distribution costs, related to the relocation of our main distribution center and

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
simultaneous installation of a new overall distribution management system. These increases were partially offset by the impact of recognizing vendor credits of $587 (0.2% as a percent of company-operated restaurants revenue for the twenty-eight weeks ended August 13, 2007) related to previously purchased inventory. These credits are not expected to recur to the same extent in future periods.
     Rent expense as a percent of company-operated restaurants revenue increased during the twelve and twenty-eight weeks ended August 13, 2007, as compared to the prior year period, due mainly to rental rate increases resulting from Consumer Price Index and fair market value adjustments and the refranchising of a number of company-operated restaurants that were on owned property just prior to the end of the prior year second quarter.
     Repairs and maintenance expense increased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 13, 2007, as compared to the prior year period, due to increased repairs to kitchen equipment, point-of-sale equipment and buildings.
Franchised and Licensed Restaurants
     Total franchised and licensed restaurants revenue increased $2,062, or 3.7%, to $58,336 during the twelve weeks ended August 13, 2007, as compared to the twelve weeks ended August 14, 2006. Franchise royalties grew $590, or 8.6%, during the twelve weeks ended August 13, 2007, as compared to the twelve weeks ended August 14, 2006 due to the net increase of 34 domestic and international franchised and licensed restaurants during the trailing-13 periods ended August 13, 2007, plus the impact of refranchising 38 restaurants just before the end of the prior year second quarter. Rental revenue increased by $60, or 1.2%, due to rental rate increases resulting from Consumer Price Index adjustments. These increases were partially offset by a decrease of $615, or 62.5%, in franchise fees due to decreased new opening and renewal franchise fees. Food, paper and supplies sales to franchisees increased by $1,987, or 4.6%, primarily due to the increase in the franchise store base over the comparable prior year period.
     Total franchised and licensed restaurants revenue increased $5,961, or 4.6%, to $135,252 during the twenty-eight weeks ended August 13, 2007, as compared to the twenty-eight weeks ended August 14, 2006. Food, paper and supplies sales to franchisees increased by $3,934, or 3.9%, primarily due to the increase in the franchise store base over the comparable prior year period. Franchise royalties grew $1,697, or 11.0%, during the twenty-eight weeks ended August 13, 2007, as compared to the twenty-eight weeks ended August 14, 2006 due to the net increase of 34 domestic and international franchised and licensed restaurants during the trailing-13 periods ended August 13, 2007, plus the impact of refranchising 38 restaurants just before the end of the prior year second quarter. Rental revenue increased by $790, or 7.0%, due to rental rate increases resulting from Consumer Price Index adjustments and an increase in the number of leased restaurants that were acquired from the Company in the prior period.
     Franchised and licensed operating and other expenses increased $2,421, or 5.0%, to $50,792 during the twelve weeks ended August 13, 2007, as compared to the prior year period. This increase is mainly due to an increase in sales to franchisees due to an increase in the cost of food, paper and supplies and an increase in distribution costs related to higher fuel and labor costs.
     Franchised and licensed operating and other expenses increased $6,604, or 5.9%, to $118,477 during the twenty-eight weeks ended August 13, 2007, as compared to the prior year period. This increase is mainly due to an increase in sales to franchisees due to an increase in the cost of food, paper and supplies and an increase in distribution costs related to higher fuel and labor costs coupled with the increased costs due to the relocation of our main distribution center and simultaneous installation of a new overall distribution management system.
     As of August 13, 2007, approximately 84.7% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.
Hardee’s
     During the twelve weeks ended August 13, 2007, we opened two and closed two company-operated restaurants, and Hardee’s franchisees and licensees opened eight and closed four restaurants. During the same period, we divested 18 restaurants to one franchisee. During the twenty-eight weeks ended August 13, 2007, we opened four

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
and closed eight company-operated restaurants, and Hardee’s franchisees and licensees opened 18 and closed 11 restaurants. During the same period, we divested 46 restaurants to four franchisees. The following table shows the change in the Hardee’s restaurant portfolio during the trailing-13 periods, as well as the change in revenue for the current quarter and year-to-date period:

	Restaurant Portfolio			Revenue
	Second Fiscal Quarter			Second Fiscal Quarter			Year-to-Date
	2008	2007	Change	2008	2007	Change	2008	2007	Change
Company-operated	646	701	(55)	$148,832	$150,627	$(1,795)	$348,024	$340,566	$7,458
Franchised and licensed	1,263	1,244	19	16,024	18,079	(2,055)	39,267	40,770	(1,503)

Total	1,909	1,945	(36)	$164,856	$168,706	$(3,850)	$387,291	$381,336	$5,955

Company-Operated Restaurants
     Revenue from company-operated Hardee’s restaurants decreased $1,795, or 1.2%, to $148,832 during the twelve weeks ended August 13, 2007, as compared to the comparable prior year period. The decrease is mostly due to the divestiture of 18 company-operated restaurants to franchisees and the closure of two other company-operated restaurants during the second quarter of fiscal 2008. The decrease was partially offset by revenues from two new company-operated restaurants that were opened during the twelve weeks ended August 13, 2007, an increase in average unit volume for the trailing-13 periods ended August 13, 2007, which reached $934, and an increase in same-store sales of 2.9%, mainly due to the introduction of the Made from Scratch Blueberry Biscuits and the latest Hand-Scooped Ice Cream Shakes and Malts flavor featuring Orange Cream, the continued promotion of premium products such as our Patty Melt Thickburger™, the Buffalo Chicken Sandwich and Boneless Buffalo Wings dipped in Franks RedHot buffalo wing sauce, and the Breakfast Club Sandwich™.
     During the twenty-eight weeks ended August 13, 2007, revenue from company-operated restaurants increased $7,458, or 2.2%, to $348,024 as compared to the twenty-eight weeks ended August 14, 2006. The increase is mostly due to the revenues from the 42 restaurants we acquired from a former franchisee at the end of the first quarter of fiscal 2007, partially offset by the decrease from the divestiture of 46 company-operated restaurants to franchisees and the closure of eight other company-operated restaurants during the twenty-eight weeks ended August 13, 2007. In addition, same-store sales increased 2.3%, mainly due to the introduction of the Buffalo Chicken Sandwich and Boneless Buffalo Wings dipped in Franks RedHot buffalo wing sauce, the Breakfast Club Sandwich, the Made from Scratch Blueberry Biscuits, the Patty Melt Thickburger and the latest Hand-Scooped Ice Cream Shakes and Malts flavor featuring Orange Cream, the continued promotion of premium products such as our Southwest Chicken Salad ™ and Monster Biscuit™ and promotional items such as the 2-for-$3 Big Twin® burgers.
     The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

		Twenty-
	Twelve	Eight
	Weeks	Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended August 14, 2006	81.0%	81.6%
Increase in food and packaging costs	2.0	1.1
Increase in repairs and maintenance expense	—	0.4
Decrease in workers’ compensation expense	(0.4)	(0.4)
Increase in supplies and uniform expense	0.2	0.2
Increase (decrease) in labor costs, excluding workers’ compensation	0.2	(0.2)
Increase in rent expense	0.2	—
Decrease in depreciation and amortization expense	(0.2)	(0.2)
Other, net	0.2	—

Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended August 13, 2007	83.2%	82.5%

     Food and packaging costs as a percent of company-operated restaurants revenue increased during the twelve and twenty-eight weeks ended August 13, 2007, compared to the comparable prior year periods, due primarily to higher commodity costs for beef, cheese, pork, and oil products, in addition to an increase in soft drink syrup prices.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Repairs and maintenance expense increased as a percent of company-operated restaurants revenue during the twenty-eight weeks ended August 13, 2007, as compared to the prior year period, mainly due to higher repairs and maintenance costs for the restaurants acquired in connection with the termination of a franchise agreement at the end of the first quarter of fiscal 2007. There were also higher maintenance costs for a new point-of-sale system support contract, as compared with the prior year period.
     Workers’ compensation expense decreased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 13, 2007, due to the impact of favorable claims reserves adjustments recorded in the current year period, as a result of actuarial analyses of outstanding claims reserves.
Franchised and Licensed Restaurants
     Total franchised and licensed restaurants revenue decreased $2,055, or 11.4%, to $16,024 during the twelve weeks ended August 13, 2007, as compared to the prior year period. This decrease is mainly due to the decrease in royalty revenues of $2,450, or 19.4%, which is primarily due to a decrease of $1,937 in collections of previously unrecognized royalties from financially troubled franchisees. This decrease was partially offset by an increase in franchise fees received from the sale of 18 company-operated restaurants as a part of our refranchising efforts.
     Total franchised and licensed restaurants revenue decreased $1,503, or 3.7%, to $39,267 during the twenty-eight weeks ended August 13, 2007, as compared to the prior year period. This decrease is mainly due to the decrease in royalty revenues of $3,094, or 11.8%, which is primarily due to a decrease of $2,580 in collections of previously unrecognized royalties from financially troubled franchisees and a decrease in rental income of $606, or 13.3%, due to the termination of a franchise agreement and related store closures that occurred at the end of the first quarter of fiscal 2007. This decrease was partially offset by an increase in distribution center revenues of $1,814, or 19.1%, due to an increase in remodel activity and new restaurant openings, and an increase in franchise fees received from the sale of 18 company-operated restaurants as a part of our refranchising efforts.
     Franchised and licensed operating and other expenses increased $479, or 8.3%, to $6,235, during the twelve weeks ended August 13, 2007, as compared to the prior year period. This increase in costs is mainly due to an increase in salaries and benefits expense due to new positions and an increase in rent expense due to new restaurants acquired by franchisees as part of our refranchising program. The cost increases were partially offset by decreases in equipment sales and a decrease in property taxes associated with several restaurant locations that we acquired upon the termination of a franchise agreement at the end of the first quarter of fiscal 2007.
     Franchised and licensed operating and other expenses increased $1,572, or 10.1%, to $17,095, during the twenty-eight weeks ended August 13, 2007, as compared to the prior year period. This increase in costs is mainly due to an increase in cost of equipment sales due to an increase in equipment sales and an increase in salaries and benefits expense due to new positions. The cost increase was partially offset by decreases in rent expense due to the closure of several restaurant locations and a decrease in property taxes for those same restaurant locations that we acquired upon the termination of a franchise agreement at the end of the first quarter of fiscal 2007.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Consolidated Expenses
Consolidated Variable Interest Entities
     We consolidate the results of one VIE, which operates five Hardee’s restaurants. We do not possess any ownership interest in the franchise VIE. Retail sales and operating expenses of the franchise VIE are included within franchised and licensed restaurants and other in our accompanying Condensed Consolidated Statements of Income. The assets and liabilities of, and minority interest in, this entity are included in our accompanying Condensed Consolidated Balance Sheets, and are not significant to our consolidated financial position. The results of operations of this entity are included within our accompanying Condensed Consolidated Statements of Income and are not significant to our consolidated results of operations. The minority interest in the income or loss of this franchise entity is classified in other income, net, in our accompanying Condensed Consolidated Statements of Income, and in other long-term liabilities in our accompanying Condensed Consolidated Balance Sheets. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of this franchise entity. None of our assets serve as collateral for the creditors of this franchisee or any of our other franchisees (see Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of the franchise VIE).
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
Advertising Expense
     Advertising expenses increased $469, or 2.8%, to $17,271, and also increased 0.2%, to 6.0%, as a percentage of company-operated restaurants revenue, during the twelve weeks ended August 13, 2007, as compared to the comparable period in the prior year. The increase as a percentage of company-operated restaurants revenue is mainly due to slightly higher costs to produce advertising and marketing materials.
     Advertising expenses increased $827, or 2.1%, to $40,032, and also increased 0.1%, to 6.0%, as a percentage of company-operated restaurants revenue, during the twenty-eight weeks ended August 13, 2007, as compared to the comparable period in the prior year. The increase as a percentage of company-operated restaurants revenue is mainly due to slightly higher costs to produce advertising and marketing materials.
General and Administrative Expense
     General and administrative expenses decreased $372, or 1.2%, to $31,615, and decreased 0.1% to 8.7% of total revenue, for the twelve weeks ended August 13, 2007, as compared to the twelve weeks ended August 14, 2006. This decrease was mainly due to a decrease of approximately $2,200 in management bonus expense based on our performance relative to executive management and operations bonus criteria. This decrease was partially offset by an increase of $612 in share-based compensation expense, as a result of the issuance of additional stock options and restricted stock awards in fiscal 2007 that continue to vest in fiscal 2008; and increases in professional services and various other expenses.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     General and administrative expenses increased $842, or 1.1%, to $77,642, and remained a consistent 9.2% of total revenue, for the twenty-eight weeks ended August 13, 2007, as compared to the twenty-eight weeks ended August 14, 2006. This increase was mainly due to an increase of $1,980 in share-based compensation expense, as a result of the issuance of additional stock options and restricted stock awards in fiscal 2007 that continue to vest in fiscal 2008; and increases in professional services and various other expenses. These increases were partially offset by a decrease of approximately $4,500 in management bonus expense based on our performance relative to executive management and operations bonus criteria.
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
     Net facility action charges decreased $1,348, or 680.8%, to $(1,546) during the twelve weeks ended August 13, 2007, as compared to the twelve weeks ended August 14, 2006. This net decrease is mainly due to a $1,573 increase in gains on the sales of restaurants and surplus properties and a $144 reduction in expense for unfavorable dispositions of leased and fee surplus properties partially offset by a $78 increase in new decisions regarding closing restaurants and a $351 increase in impairments, as compared with the prior year period.
     Net facility action charges decreased $4,133, or 177.2%, to $(1,800) during the twenty-eight weeks ended August 13, 2007, as compared to the twenty-eight weeks ended August 14, 2006. This net decrease is mainly due to a $1,647 decrease in new decisions regarding closing restaurants, a $144 increase in impairments and a $405 reduction in expense for unfavorable dispositions of leased and fee surplus properties offset by a $2,118 increase in gains on the sales of restaurants and surplus properties, as compared with the prior year period.
     See Note 7 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of facility action charges.
Interest Expense
     During the twelve weeks ended August 13, 2007, interest expense decreased $603, or 11.9%, to $4,461, as compared to the twelve weeks ended August 14, 2006, primarily as a result of the conversion of a significant portion of our 2023 Convertible Notes into shares of our common stock during fiscal 2007 and further reduction of our capital lease obligations since the prior year comparable period, partially offset by the impact of an increase in our average outstanding borrowings under our Facility. During the twenty-eight weeks ended August 13, 2007, interest expense decreased $2,350, or 19.4%, to $9,756, as compared to the comparable prior year period primarily for reasons similar to those noted in the second fiscal quarter discussion.
     See Note 6 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.
Conversion Inducement Expense
     During the twelve and twenty-eight weeks ended August 14, 2006, we recorded conversion inducement expense of $3,599 as a result of payments made, in response to unsolicited offers, to induce the holders of $51,420 of our 2023 Convertible Notes to convert their notes into 5,852,414 shares of our common stock. There was no conversion inducement expense during the twelve and twenty-eight weeks ended August 13, 2007.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Other Income, Net
     Other income, net, consisted of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2007	August 14, 2006	August 13, 2007	August 14, 2006
Interest income on notes receivable from franchisees, disposition properties and capital leases	$148	$220	$381	$622
Rental income from properties leased to third parties, net	436	433	1,048	1,011
Other, net	4	537	783	(78)

Total other income, net	$588	$1,190	$2,212	$1,555

Income Taxes
     Income tax expense consisted of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 13, 2007	August 14, 2006	August 13, 2007	August 14, 2006
Federal and state income taxes	$7,565	$11,442	$17,866	$21,873
Foreign income taxes	281	297	597	622

Income tax expense	$7,846	$11,739	$18,463	$22,495

Effective income tax rate	40.2%	44.5%	40.3%	42.2%

     Our effective income tax rates for the twelve and twenty-eight weeks ended August 13, 2007 and August 14, 2006 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes.
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
Discontinued Operations
     Consistent with our strategy to focus on growing Carl’s Jr. and Hardee’s, including dual-branding them with our Mexican brands, Green Burrito and Red Burrito, on July 16, 2007, we sold our La Salsa restaurants and the related franchise operations to Buyer. Under the agreement, Santa Barbara Restaurant Group, Inc., a wholly-owned subsidiary of the Company, sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. for consideration of $15,860. The gain on disposal of $421 has been included in the loss from discontinued operations in our accompanying Condensed Consolidated Statements of Income for the twelve and twenty-eight weeks ended August 13, 2007. Under the terms of the agreement, the Buyer has a period of time following completion of the sale to validate the amounts of certain acquired operating assets and liabilities and capital expenditures. Any agreed-upon differences in these items would result in a positive or negative adjustment to the total consideration, resulting in an increase or decrease in the gain on disposal. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa.
     During the twelve and twenty-eight weeks ended August 13, 2007, we received gross consideration of $5,776 in cash, $529 in receivables and three secured notes aggregating $9,555 from the Buyer. These notes are secured by the personal property of the Buyer, a pledge of the equity interests acquired by the Buyer in La Salsa, Inc. and La Salsa of Nevada, Inc. and certain personal and corporate guarantees. The notes are comprised of (i) a $1,000 note payable on August 15, 2007 and bearing interest at 10.0% per annum, (ii) a $1,000 note payable on September 14, 2007 and bearing interest of 10.0% per annum and (iii) a $7,555 note payable on January 28, 2008 and bearing interest of 10.0% per annum. These notes are included in accounts receivable, net in our accompanying Condensed Consolidated Balance Sheet as of August 13, 2007. Subsequent to August 13, 2007, we received payment on the two $1,000 notes.
     In accordance with SFAS 144, the divestiture of La Salsa qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this segment in discontinued operations in our accompanying Condensed Consolidated Financial Statements for all periods presented.
     The disposal of La Salsa is not expected to have a material adverse effect on liquidity and capital resources.
Liquidity and Capital Resources
     We currently finance our business through cash flows from operations and borrowings under our credit facility. We believe our most significant cash use during the next 12 months will be for capital expenditures. Based on our current capital spending projections, we expect capital expenditures for fiscal 2008 to be between $110,000 and $125,000. We amended and restated the Facility on March 27, 2007, and amended the Facility again on May 3, 2007 (see below). We anticipate that existing cash balances, borrowing capacity under the Facility, and cash provided by operations will be sufficient to service existing debt and to meet our operating and capital requirements for at least the next 12 months. We have no potential mandatory payments of principal on our 2023 Convertible Notes until October 1, 2008.
     During fiscal 2008, we launched a refranchising program that is expected to involve approximately 200 Hardee’s restaurant locations in a number of markets across the Midwest and Southeast United States. During the twelve and twenty-eight weeks ended August 13, 2007, we sold 18 and 46 company-operated Hardee’s restaurants and other real property with net book values of $7,445 and $17,250, respectively, to four franchisees. In connection with these transactions, we received aggregate consideration of $10,156 and $20,905, and recognized net gains of $2,534 and $3,366, which is included in facility action charges, net in our accompanying Condensed Consolidated Statements of

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Income for the twelve and twenty-eight weeks ended August 13, 2007, respectively, in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.
     As of August 13, 2007, we had signed letters of intent with franchisees to sell 63 company-operated restaurants, for approximately $21,398, and we were in negotiations with other franchisees to sell an additional 74 company-operated restaurants for approximately $29,466. Of these restaurants, 34 are included in assets held for sale in our accompanying Condensed Consolidated Balance Sheet as of August 13, 2007.
     We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of August 13, 2007, our current ratio was 0.79 to 1.
     The Facility provides for a $370,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $170,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments of $425 through January 1, 2012; three quarterly payments of $40,375, beginning on April 1, 2012; and a final payment of $40,800 due on January 1, 2013.
     During the twelve and twenty-eight weeks ended August 13, 2007, we made $425 of regularly scheduled principal payments on the term loan. As of August 13, 2007, we had (i) borrowings outstanding under the term loan portion of the Facility of $169,575, (ii) borrowings outstanding under the revolving portion of the Facility of $59,000, (iii) outstanding letters of credit under the revolving portion of the Facility of $38,247, and (iv) availability under the revolving portion of the Facility of $102,753.
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
     As of August 13, 2007, the applicable interest rate on the term loan was LIBOR plus 1.375%, or 6.75%, per annum. For the revolving loan portion of the Facility, the applicable interest rate is Prime plus 0.50%, or 8.75%, per annum. Under the terms of the Facility, we are permitted to lock in interest rates for the revolving portion based on LIBOR plus 1.50% for fixed terms ranging from 7 to 90 days. As of August 13, 2007, we had $48,500 in borrowings outstanding under the revolving loan portion of the Facility locked in at a weighted-average rate of 6.88%. We also incur fees on outstanding letters of credit under the Facility at a per annum rate equal to 1.50% times the stated amounts.
     The Facility permits us to repurchase our common stock and/or pay cash dividends in an aggregate amount up to $277,457 as of August 13, 2007. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in the Facility) during the term of the Facility. Based on the amount of cumulative repurchases of our common stock and payment of cash dividends, we are permitted to make additional common stock repurchases and/or cash dividend payments of $117,344, as of August 13, 2007.
     The Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in the Facility) in excess of $150,000. We may also carry forward certain unused capital expenditure amounts to the following year. Based on these terms, and assuming that Adjusted EBITDA in fiscal 2008 is equal to our trailing-13 period Adjusted EBITDA, as defined by our Facility, as of August 13, 2007, the Facility would permit us to make capital expenditures of $162,812 in fiscal 2008, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above. The Facility also contains financial performance covenants, which include a maximum leverage ratio.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The full text of the contractual requirements imposed by the Facility is set forth in the Seventh Amended and Restated Credit Agreement, dated as of March 27, 2007, and the amendments thereto, which we have filed with the SEC, and in the ancillary loan documents described therein. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events of default, including, but not limited to, if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default on other significant obligations. In the event the Facility is declared accelerated by the lenders (which can occur only upon certain events of default under the Facility), our 2023 Convertible Notes (described below) may also become accelerated under certain circumstances and after all cure periods have expired.
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
     During the fiscal quarter ended May 21, 2007, the cumulative dividends declared since the most recent conversion rate adjustment have resulted in a change in the conversion rate per $1 of the notes of 1.2290%, from the previous conversion rate of 113.8160 to an adjusted conversion rate of 115.2148. As a result of the conversion rate adjustment, the previous conversion price of approximately $8.79 has been adjusted to a conversion price of approximately $8.68.
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
     Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, as modified during the twelve and twenty-eight weeks ended August 13, 2007, we are allowed to repurchase up to an aggregate of $350,000 of our common stock. During the twelve and twenty-eight weeks ended August 13, 2007, we repurchased 4,022,300 and 8,402,320 shares of our common stock at an average price of $17.45 and $18.27 per share, for a total cost, including trading commissions, of $70,328 and $153,628, and we retired 2,701,900 and 7,090,820 shares, respectively. As of August 13, 2007, we had 1,329,800 shares of common stock that had been repurchased, but not yet retired, and are shown as common stock held in treasury in our accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to August 13, 2007. As of January 31, 2007, we had 18,300 shares of common stock that had been repurchased, but not yet retired, and are shown as common stock held in treasury in our accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to January 31, 2007.
     Based on the Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (13,826,057 shares at an average price of $17.67 per share, for a total cost, including trading commissions, of $244,242), we are permitted to make additional repurchases of our common stock up to $105,758 under the Stock Repurchase Plan as of August 13, 2007. As part of our Stock Repurchase Plan, we

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act, under which we are allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter through the quarter ending January 28, 2008. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
     During the twenty-eight weeks ended August 13, 2007, we declared cash dividends of $0.12 per share of common stock, for a total of $7,420. Dividends payable of $3,633 and $2,694 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of August 13, 2007 and January 31, 2007, respectively. The dividends declared during the twelve weeks ended August 13, 2007 were subsequently paid on September 4, 2007.
     Subsequent to August 13, 2007, we continued to make discretionary repurchases of our common stock, which totaled 1,924,200 shares at an average price of $17.29 per share, for a total cost including commissions, of $33,324 and to repurchase our common stock in the open market, under our share repurchase plan under Rule 10b5-1. These repurchases were funded primarily by additional borrowings on the revolving portion of our Facility.
     On August 27, 2007, we amended our Facility to borrow an additional $100,000 on the term loan, which we used to reduce the amount outstanding on the revolving portion of our Facility. We also increased the aggregate amount that we are permitted to expend for share repurchases and cash dividends under the Facility by $50,000.
     We also entered into fixed interest rate swap agreements with various counterparties, the impact of which will effectively fix future interest payments on $200,000 of our term loan debt at 6.2159%. The interest rate swap agreements expire on March 12, 2012.
     During the twenty-eight weeks ended August 13, 2007, cash provided by operating activities was $77,073, a decrease of $20,588 or 21.1% from the prior year comparable period. This decrease is primarily attributable to decreases of $5,608 in net income, $10,800 in deferred income taxes and $6,041 in facility action charges, net, which were partially offset by an increase of $1,907 in share-based compensation expense and higher depreciation and amortization. The remaining fluctuation is attributable primarily to changes in operating assets and liabilities, including accounts receivable, accounts payable and other liability accounts. Working capital account balances can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.
     Cash used in investing activities during the twenty-eight weeks ended August 13, 2007 totaled $39,846, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, and collections on notes receivable.
     Capital expenditures were as follows:

	Twenty-Eight Weeks Ended
	August 13, 2007	August 14, 2006
New restaurants (including restaurants under development)
Carl’s Jr.	$6,468	$4,738
Hardee’s	6,425	2,283
Remodels/Dual-branding (including construction in process)
Carl’s Jr.	15,516	1,691
Hardee’s	13,471	2,819
Other restaurant additions
Carl’s Jr.	10,918	11,556
Hardee’s	9,518	27,031
Corporate/other	5,259	5,019
Capital expenditures – discontinued operations	3,523	952

Total	$71,098	$56,089

     Capital expenditures for the twenty-eight weeks ended August 13, 2007, increased $15,009, or 26.8%, over the comparable prior year period mainly due to increases in restaurant remodel/dual-branding activity and new

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
restaurant construction, partially offset by a decrease in real property acquisitions, which were high in the prior year period and did not occur to the same extent in the current year period. Pursuant to our agreement to sell La Salsa, we expect the Buyer to reimburse us for substantially all of the capital expenditures – discontinued operations for the twenty-eight weeks ended August 13, 2007.
     Cash used in financing activities during the twenty-eight weeks ended August 13, 2007 was $36,296, which principally consisted of payment of $136,982 for the repurchase of common stock, payment of $6,483 of dividends and repayment of $2,857 of capital lease obligations, partially offset by borrowings under the term loan portion of our Facility of $100,179, net borrowings of $13,500 under the revolving portion of our Facility and proceeds from exercises of stock options of $2,605.
Contractual Obligations
     We enter into purchasing contracts and pricing arrangements to control costs for commodities and other items that are subject to price volatility. We also enter into contractual commitments for marketing and sponsorship arrangements. These arrangements, in addition to any unearned supplier funding and distributor inventory obligations, result in unconditional purchase obligations, which totaled $51,766 as of August 13, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)
Interest Rate Risk
     Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. As of August 13, 2007, we had $228,575 of borrowings and $38,247 of letters of credit outstanding under our Facility. Borrowings under our Facility bear interest at the prime rate or LIBOR plus an applicable margin. A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $2,286. The estimated reduction is based upon the outstanding balance of the borrowings under our Facility and the weighted-average interest rate for the fiscal year and assumes no change in the volume, index or composition of debt as in effect on August 13, 2007. As of August 13, 2007, a hypothetical increase of 100 basis points in short-term interest rates would also cause the fair value of our 2023 Convertible Notes to decrease approximately $166, and a hypothetical decrease of 100 basis points in short-term interest rates would cause the fair value of our 2023 Convertible Notes to increase approximately $168. The changes in fair value were determined by discounting the projected cash flows assuming redemption on October 1, 2008.
     Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.
Commodity Price Risk
     We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our accompanying Condensed Consolidated Balance Sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percent of company-operated restaurants revenue for our restaurant concepts.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 13, 2007, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 13, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information.
Item 1. Legal Proceedings.
     See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.
Item 1A. Risk Factors.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(Dollars in thousands, except per share amounts)
Issuer Purchase of Equity Securities
     Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, as modified during the twelve and twenty-eight weeks ended August 13, 2007, we are allowed to repurchase up to an aggregate of $350,000 of our common stock. During the twelve and twenty-eight weeks ended August 13, 2007, we repurchased 4,022,300 and 8,402,320 shares of our common stock at an average price of $17.45 and $18.27 per share, for a total cost, including trading commissions, of $70,328 and $153,628, and we retired 2,701,900 and 7,090,820 shares, respectively. As of August 13, 2007, we had 1,329,800 shares of common stock that had been repurchased, but not yet retired, and are shown as common stock held in treasury in our accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to August 13, 2007. As of January 31, 2007, we had 18,300 shares of common stock that had been repurchased, but not yet retired, and are shown as common stock held in treasury in our accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to January 31, 2007.
     Based on the Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (13,826,057 shares at an average price of $17.67 per share, for a total cost, including trading commissions, of $244,242), we are permitted to make additional repurchases of our common stock up to $105,758 under the Stock Repurchase Plan as of August 13, 2007. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act, under which we are allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter through the quarter ending January 28, 2008. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
     The following table provides information as of August 13, 2007, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
				Maximum
				Dollar
				Value of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total	Price	of Publicly	Under the
	Number of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
May 22, 2007 — June 18, 2007	75,400	$21.71	75,400	$74,447
June 19, 2007 — July 16, 2007	79,600	20.53	79,600	72,810
July 17, 2007 — August 13, 2007	3,867,300	17.31	3,867,300	105,758

Total	4,022,300	$17.45	4,022,300	$105,758

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders on June 11, 2007. The matters submitted to a vote of the stockholders were as follows:
     (a) The election of three members of our Board of Directors for terms expiring in 2010. All of the nominees were recommended and nominated for election or re-election, as the case may be, by our Nominating & Corporate Governance Committee and approved by our Board of Directors. The Board of Directors’ nominees for directors were elected by the following vote:

Nominee	Shares Voted For	Against	Abstentions	Broker Non-Votes
Byron Allumbaugh	51,118,453	3,100,969	577,914	0
Frank P. Willey	50,851,395	3,371,022	574,919	0
Matthew Goldfarb	53,791,251	444,392	561,694	0
     Incumbent directors whose terms expire in subsequent years are: Peter Churm, Janet E. Kerr, Daniel D. (Ron) Lane, Andrew F. Puzder, Carl L. Karcher, Jerold H. Rubinstein, Daniel E. Ponder, Jr., E. Michael Murphy, Theodore Abajian, Bradford R. Haley and Noah J. Griggs, Jr.
     (b) Approval of certain amendments to the 2005 Omnibus Incentive Compensation Plan. The amendments to the 2005 Plan were approved by the following vote:

Shares Voted For	Against	Abstentions	Broker Non-Votes
30,472,449	9,967,683	1,226,333	13,130,872
     (c) Ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 28, 2008. The Company’s selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending January 28, 2008 was ratified by the following vote:

Shares Voted For	Against	Abstentions	Broker Non-Votes
53,830,816	450,951	515,569	0
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

Exhibit #
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on December 9, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the Securities and Exchange Commission on April 24, 1998).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.4	Certificate of Amendment of Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004 filed with the Securities and Exchange Commission on April 7, 2004).

10.1	Additional Loan and Second Amendment to Seventh Amended and Restated Credit Agreement, dated as of August 27, 2007, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC. (Registrant)
Date: September 19, 2007	/s/ Theodore Abajian
Theodore Abajian
Executive Vice President Chief Financial Officer

Exhibit Index

Exhibit #
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on December 9, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the Securities and Exchange Commission on April 24, 1998).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.4	Certificate of Amendment of Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004 filed with the Securities and Exchange Commission on April 7, 2004).

10.1	Additional Loan and Second Amendment to Seventh Amended and Restated Credit Agreement, dated as of August 27, 2007, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.