Form 10-Q
period 2007-11-05
CKE RESTAURANTS INC
filed 2007-12-12
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 5, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 6, 2007, 54,683,105 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	November 5, 2007	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$27,493	$18,620
Accounts receivable, net of allowance for doubtful accounts of $1,105 as of November 5, 2007 and $821 as of January 31, 2007	45,980	42,485
Related party trade receivables	5,716	4,644
Inventories, net	24,105	21,708
Prepaid expenses	13,185	13,548
Assets held for sale	897	3,949
Advertising fund assets, restricted	18,937	17,896
Deferred income tax assets, net	13,346	25,450
Current assets of discontinued operations	—	2,007
Other current assets	2,940	1,971

Total current assets	152,599	152,278
Notes receivable, net of allowance for doubtful accounts of $629 as of November 5, 2007 and $2,786 as of January 31, 2007	230	775
Property and equipment, net of accumulated depreciation and amortization of $430,549 as of November 5, 2007 and $441,447 as of January 31, 2007	496,200	482,388
Property under capital leases, net of accumulated amortization of $46,124 as of November 5, 2007 and $44,885 as of January 31, 2007	21,992	25,153
Deferred income tax assets, net	85,924	85,997
Goodwill	22,649	22,649
Long-term assets of discontinued operations	—	18,859
Other assets, net	9,486	8,539

Total assets	$789,080	$796,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of bank indebtedness and other long-term debt	$18,033	$1,500
Current portion of capital lease obligations	5,663	5,323
Accounts payable	62,162	63,994
Advertising fund liabilities	18,937	17,896
Current liabilities of discontinued operations	—	1,749
Other current liabilities	95,420	94,677

Total current liabilities	200,215	185,139
Bank indebtedness and other long-term debt, less current portion	315,980	114,942
Convertible subordinated notes due 2023	—	15,167
Capital lease obligations, less current portion	36,410	41,123
Long-term liabilities of discontinued operations	—	5,746
Other long-term liabilities	58,513	55,675

Total liabilities	611,118	417,792

Commitments and contingencies (Notes 6 and 14)
Subsequent events (Notes 13, 15 and 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 55,057 shares issued and 55,041 shares outstanding as of November 5, 2007; 67,247 shares issued and 67,229 shares outstanding as of January 31, 2007	550	672
Common stock held in treasury, at cost; 16 shares as of November 5, 2007 and 18 shares as of January 31, 2007	(252)	(360)
Additional paid-in capital	280,946	501,437
Accumulated deficit	(103,282)	(122,903)

Total stockholders’ equity	177,962	378,846

Total liabilities and stockholders’ equity	$789,080	$796,638

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2007	November 6, 2006	November 5, 2007	November 6, 2006
Revenue:
Company-operated restaurants	$273,319	$280,821	$941,639	$947,079
Franchised and licensed restaurants and other	78,303	73,566	254,876	245,760

Total revenue	351,622	354,387	1,196,515	1,192,839

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	82,298	81,539	279,761	272,614
Payroll and employee benefits	78,261	81,087	273,901	274,355
Occupancy and other	62,459	61,228	207,706	200,240

Total restaurant operating costs	223,018	223,854	761,368	747,209
Franchised and licensed restaurants and other	60,373	54,881	197,685	184,137
Advertising	15,829	15,825	55,861	55,030
General and administrative	32,636	34,516	110,278	111,316
Facility action charges, net	287	(1,424)	(1,513)	909

Total operating costs and expenses	332,143	327,652	1,123,679	1,098,601

Operating income	19,479	26,735	72,836	94,238
Interest expense	(7,686)	(3,812)	(17,442)	(15,918)
Conversion inducement expense	—	(2,807)	—	(6,406)
Other income, net	1,079	1,872	3,291	3,427

Income before income taxes and discontinued operations	12,872	21,988	58,685	75,341
Income tax expense	5,388	10,882	23,851	33,377

Income from continuing operations	7,484	11,106	34,834	41,964
Loss from discontinued operations (net of income tax (benefit) expense of $(500) and $1,841 for the twelve and forty weeks ended November 5, 2007, respectively, and $(821) and $(920) for the twelve and forty weeks ended November 6, 2006, respectively)	(1,282)	(1,649)	(3,856)	(2,123)

Net income	$6,202	$9,457	$30,978	$39,841

Basic income per common share:
Continuing operations	$0.13	$0.16	$0.57	$0.67
Discontinued operations	(0.02)	(0.02)	(0.06)	(0.03)

Net income	$0.11	$0.14	$0.51	$0.64

Diluted income per common share:
Continuing operations	$0.13	$0.16	$0.54	$0.60
Discontinued operations	(0.02)	(0.02)	(0.06)	(0.03)

Net income	$0.11	$0.14	$0.48	$0.57

Dividends per common share	$0.06	$0.04	$0.18	$0.12

Weighted-average common shares outstanding:
Basic	55,908	68,001	61,312	62,233
Dilutive effect of stock options, convertible notes and restricted stock	3,056	4,004	3,238	10,481

Diluted	58,964	72,005	64,550	72,714

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Forty Weeks Ended November 5, 2007
			Common Stock				Total
	Common Stock		Held in Treasury		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at January 31, 2007	67,247	$672	(18)	$(360)	$501,437	$(122,903)	$378,846
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(10,586)	(10,586)
Issuance of restricted stock awards	619	6	—	—	(6)	—	—
Exercise of stock options	392	4	—	—	2,645	—	2,649
Tax benefit from exercise of stock options	—	—	—	—	2,925	—	2,925
Share-based compensation expense	—	—	—	—	7,616	—	7,616
Repurchase and retirement of common stock	(13,201)	(132)	2	108	(233,671)	—	(233,695)
Net income	—	—	—	—	—	30,978	30,978
FIN 48 transition amount	—	—	—	—	—	(771)	(771)

Balance at November 5, 2007	55,057	$550	(16)	$(252)	$280,946	$(103,282)	$177,962

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	November 5, 2007	November 6, 2006
Cash flows from operating activities:
Net income	$30,978	$39,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,679	47,245
Amortization of deferred loan fees	686	2,349
Share-based compensation expense	7,616	4,934
Recovery of losses on accounts and notes receivable	(693)	(351)
Loss on sales of property and equipment, capital leases and extinguishment of debt	3,706	1,942
Facility action charges, net	(2,218)	3,526
Deferred income taxes	12,355	29,954
Other non-cash charges	39	56
Net change in estimated liability for closed restaurants and estimated liability for self-insurance	(4,211)	(3,857)
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	943	(2,474)
Net change in accounts payable and other current and long-term liabilities	7,401	11,705

Net cash provided by operating activities	106,281	134,870

Cash flows from investing activities:
Purchases of property and equipment	(101,692)	(85,020)
Proceeds from sales of property and equipment	44,252	19,312
Collections of non-trade notes receivable	2,903	2,725
Disposition of La Salsa, net of cash surrendered	5,720	—
Other investing activities	58	51

Net cash used in investing activities	(48,759)	(62,932)

Cash flows from financing activities:
Net change in bank overdraft	(5,979)	(774)
Borrowings under revolving credit facility	306,500	69,500
Repayments of borrowings under revolving credit facility	(303,000)	(76,500)
Borrowings under credit facility term loan	200,179	—
Repayments of credit facility term loan	(1,100)	(28,748)
Repayments of other long-term debt	(133)	(121)
Net (repayment) borrowing by consolidated variable interest entity	(44)	39
Repayments of capital lease obligations	(4,200)	(3,898)
Payment of deferred loan fees	(1,279)	—
Repurchase of common stock	(233,803)	(30,938)
Exercise of stock options	2,649	9,561
Tax benefit from exercise of stock options	1,616	1,527
Dividends paid on common stock	(10,115)	(7,364)

Net cash used in financing activities	(48,709)	(67,716)

Net increase in cash and cash equivalents	8,813	4,222
Cash and cash equivalents at beginning of period	18,680	21,343

Cash and cash equivalents at end of period	$27,493	$25,565

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
     Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of November 5, 2007, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	401	584	1	986
Franchised and licensed	720	1,331	15	2,066

Total	1,121	1,915	16	3,052

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
     On July 16, 2007, we sold our La Salsa Fresh Mexican Grill® (“La Salsa”) restaurants and the related franchise operations. The results of operations for La Salsa have been classified as discontinued operations for all periods presented (see Note 12) in our accompanying Condensed Consolidated Financial Statements. Certain other prior year amounts in our accompanying Condensed Consolidated Financial Statements have also been reclassified to conform to current year presentation. These reclassifications did not have any impact on net income or income per common share.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     We also consolidate more than 80 co-operative advertising funds (“Hardee’s Funds”). We have included $18,937 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheet as of November 5, 2007, and $17,896 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheet as of January 31, 2007. Advertising fund assets, restricted, are comprised primarily of cash and receivables. Advertising fund liabilities are comprised primarily of accounts payable and deferred obligations. The Hardee’s Funds have been included in our accompanying Condensed Consolidated Statements of Income on a net basis, whereby, in accordance with Statement of Financial Accounting Standards (“SFAS”) 45, Accounting for Franchise Fee Revenue, we do not reflect franchisee contributions as revenue, but rather as an offset to reported advertising expenses.
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
     In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for fiscal years beginning on or after December 15, 2008, which for us is fiscal 2010. Earlier adoption is prohibited. We have not yet evaluated the impact of SFAS 141R on our consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010. Earlier adoption is prohibited. We have not yet evaluated the impact of SFAS 141R on our consolidated financial position and results of operations.
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
Note 4 — Share-Based Compensation
     We record share-based compensation using the fair value method prescribed in SFAS 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). We have various share-based compensation plans that provide restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. During the forty weeks ended November 5, 2007, the number of shares available for grant under the 2005 Omnibus Incentive Compensation Plan was increased by 3,000,000 shares to 5,500,000 shares. Also during the forty weeks ended November 5, 2007, the number of shares available for grant under the 1999 Stock Incentive Plan was increased by 350,000 shares.
     Total share-based compensation expense and associated tax benefits recognized under SFAS 123R was as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2007	November 6, 2006	November 5, 2007	November 6, 2006
Share-based compensation expense related to performance-vested restricted stock awards	$1,283	$527	$2,188	$527
All other share-based compensation expense	1,567	1,482	5,567	4,407

Total share-based compensation expense	$2,850	$2,009	$7,755	$4,934

Associated tax benefits	$654	$370	$1,969	$1,534

     Share-based compensation expense is included in general and administrative expense in our accompanying Condensed Consolidated Statements of Income for all periods presented. The tax benefits associated with share-based compensation expense are included in income tax expense in our accompanying Condensed Consolidated Statements of Income for all periods presented.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     Transactions under all stock incentive plans, for the forty weeks ended November 5, 2007, are as follows:
Stock options outstanding:

		Weighted-Average
	Shares	Exercise Price
Outstanding at January 31, 2007	5,374,306	$13.36
Granted	55,000	17.36
Exercised	(392,397)	6.65
Forfeited	(74,023)	18.47
Expired	(455,924)	23.58

Outstanding at November 5, 2007	4,506,962	12.88

Restricted stock awards:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Restricted stock awards at January 31, 2007	616,012	$17.36

Awarded	618,956	16.30

Awards vested	(135,511)	16.17

Restricted stock awards at November 5, 2007	1,099,457	16.86

     Unvested restricted stock awards as of November 5, 2007 consist of 499,457 restricted stock awards that have vesting periods ranging from one to four years and 600,000 performance-vested restricted stock awards that have been awarded to certain key executives. Pursuant to their amended employment agreements, these executives are awarded performance-vested restricted stock on an annual basis through fiscal 2011. Annual awards are subject to adjustment, based on our final performance relative to specified performance goals over a specified performance period, resulting in minimum annual awards of no shares and maximum annual awards of 360,000 shares. We begin recognizing the share-based compensation expense related to these awards when we deem the achievement of performance goals to be probable.
     As of November 5, 2007, there was $5,697 of unamortized compensation expense related to stock options. We expect to recognize this expense over a weighted-average period of 1.39 years. As of November 5, 2007, there was $8,210 of unrecognized compensation expense related to restricted stock awards. If all performance goals and service requirements are met for these restricted stock awards, the unamortized expense will be recognized over a weighted-average period of 1.94 years.
Note 5 — Other Assets
Other assets as of November 5, 2007 and January 31, 2007 consist of the following:

	November 5,	January 31,
	2007	2007
Intangible assets (see table below)	$2,728	$2,922
Deferred loan fees	4,276	3,697
Net investment in lease receivables, less current portion	552	610
Other	1,930	1,310

	$9,486	$8,539

     As of November 5, 2007 and January 31, 2007, intangible assets with finite useful lives were primarily comprised of intangible assets obtained through our acquisition of Santa Barbara Restaurant Group, Inc. in fiscal 2003 and our Hardee’s acquisition transactions in fiscal 1998 and 1999. Such intangible assets have amortization

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
periods ranging from 15 to 44 years.
     The table below presents identifiable, definite-lived intangible assets as of November 5, 2007 and January 31, 2007:

	Weighted-	November 5, 2007			January 31, 2007
	Average	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangible Assets	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	20	$3,166	$(898)	$2,268	$3,166	$(776)	$2,390
Favorable lease agreements	21	1,121	(661)	460	1,491	(959)	532

		$4,287	$(1,559)	$2,728	$4,657	$(1,735)	$2,922

     Amortization expense related to identifiable, definite-lived intangible assets was $45 and $168 for the twelve and forty weeks ended November 5, 2007, respectively, and was $65 and $230 for the twelve and forty weeks ended November 6, 2006, respectively.
Note 6 — Indebtedness and Interest Expense
     We amended and restated our senior credit facility (“Facility”) on March 27, 2007 and amended our Facility again on May 3, 2007 and August 27, 2007. Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments of $675 through January 1, 2012; three quarterly payments of $64,175, beginning on April 1, 2012; and a final payment of $64,900 due on January 1, 2013.
     During the forty weeks ended November 5, 2007, we made $1,100 of regularly scheduled principal payments on the term loan. As of November 5, 2007, we had (i) borrowings outstanding under the term loan portion of our Facility of $268,900, (ii) borrowings outstanding under the revolving portion of our Facility of $49,000, (iii) outstanding letters of credit under the revolving portion of our Facility of $38,247, and (iv) availability under the revolving portion of our Facility of $112,753.
     The terms of our Facility include certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions. Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties.
     As of November 5, 2007, the applicable interest rate on the term loan was the London Inter Bank Offering Rate (“LIBOR”) plus 1.375%, or a weighted-average rate of 6.09%, per annum. For the revolving loan portion of our Facility, the applicable interest rate at November 5, 2007, is Prime plus 0.50%, or 8.00%, per annum. Under the terms of our Facility, we are permitted to lock in interest rates for the revolving portion based on LIBOR plus 1.50% for fixed terms ranging from 7 to 90 days. As of November 5, 2007, borrowings on the revolving loan bear interest at a weighted-average rate of 6.81% per annum. We also incur fees on outstanding letters of credit under our Facility at a per annum rate equal to 1.50% times the stated amounts.
     During the twelve weeks ended November 5, 2007, we entered into fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.2159%. These agreements will expire on March 12, 2012. These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly,

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income. We recorded interest expense under the swaps of $1,839 during the twelve and forty weeks ended November 5, 2007 to adjust the carrying value of the interest rate swap agreements to the fair value. The fair values of the interest rate swap agreements, inclusive of unpaid periodic settlements, are included in other current liabilities, in our accompanying Condensed Consolidated Balance Sheets, and were $1,839 at November 5, 2007. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure.
     Our Facility permits us to repurchase our common stock and/or pay cash dividends in an aggregate amount up to $342,570 as of November 5, 2007. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in our Facility) during the term of our Facility. Based on the amount of cumulative repurchases of our common stock and payment of cash dividends, we are permitted to make additional common stock repurchases and/or cash dividend payments of $98,786, as of November 5, 2007.
     Our Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. We may also carry forward certain unused capital expenditure amounts to the following year. Based on these terms, and assuming that Adjusted EBITDA in fiscal 2008 is equal to our trailing-13 period Adjusted EBITDA, as defined by our Facility, as of November 5, 2007, our Facility would permit us to make total capital expenditures of $179,480 in fiscal 2008, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above. Our Facility also contains financial performance covenants, which include a maximum leverage ratio.
     The full text of the contractual requirements imposed by our Facility is set forth in the Seventh Amended and Restated Credit Agreement, dated as of March 27, 2007, and the amendments thereto, which we have filed with the Securities and Exchange Commission (“SEC”), and in the ancillary loan documents described therein. Subject to cure periods in certain instances, the lenders under our Facility may demand repayment of borrowings prior to stated maturity upon certain events of default, including, but not limited to, if we breach the terms of the agreement, suffer a material adverse change, engage in a change of control transaction, suffer certain adverse legal judgments, in the event of specified events of insolvency or if we default on other significant obligations. In the event our Facility is declared accelerated by the lenders (which can occur only upon certain events of default under our Facility), our Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”) (described below) may also become accelerated under certain circumstances and after all cure periods have expired.
     The 2023 Convertible Notes bear interest at 4.0% annually, payable in semiannual installments due April 1 and October 1 each year, are unsecured general obligations of ours, and are contractually subordinate in right of payment to certain other of our obligations, including our Facility. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. Accordingly, the $15,167 of 2023 Convertible Notes have been included in current portion of bank indebtedness and other long-term debt in our accompanying Condensed Consolidated Balance Sheet as of November 5, 2007. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. The 2023 Convertible Notes became convertible into our common stock effective July 1, 2004, and will remain convertible throughout the remainder of their term.
     During the fiscal quarter ended May 21, 2007, the cumulative dividends declared since the most recent conversion rate adjustment resulted in a change in the conversion rate per $1 of the notes of 1.2290%, from the previous conversion rate of 113.8160 to an adjusted conversion rate of 115.2148. As a result of the conversion rate adjustment, the previous conversion price of approximately $8.79 has been adjusted to a conversion price of approximately $8.68.

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
     The terms of our Facility and the 2023 Convertible Notes are not dependent on any change in our credit rating. We believe the key Company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flows from operations, asset collateral bases and the level of our equity capital relative to our debt obligations. In addition, as noted above, our existing debt agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.
     Interest expense consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2007	November 6, 2006	November 5, 2007	November 6, 2006
Facility	$4,147	$1,228	$9,799	$4,757
Capital lease obligations	1,171	1,306	3,903	4,345
Interest rate swaps	1,839	—	1,839	—
2023 Convertible Notes	140	202	466	2,428
Amortization of deferred loan fees	187	570	679	2,348
Letter of credit fees and other	202	506	756	2,040

	$7,686	$3,812	$17,442	$15,918

Note 7 — Facility Action Charges, Net
     The following transactions have been recorded in our accompanying Condensed Consolidated Statements of Income as facility action charges, net:
(i)	impairment of long-lived assets for under-performing restaurants to be disposed of or held and used;

(ii)	store closure costs, including sublease of closed facilities at amounts below our primary lease obligation;

(iii)	gain (loss) on the sale of restaurants and refranchising transactions; and

(iv)	amortization of discount related to estimated liability for closed restaurants.
     The components of facility action charges, net are as follows:

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2007	November 6, 2006	November 5, 2007	November 6, 2006
Carl’s Jr.
Estimated liability for new restaurant closures	$—	$74	$—	$74
Adjustments to estimated liability for closed restaurants	128	(196)	493	916
Impairment of assets to be held and used	—	—	54	44
Loss (gain) on sales of restaurants and surplus properties, net	71	123	281	(706)
Amortization of discount related to estimated liability for closed restaurants	34	63	121	194

	233	64	949	522

Hardee’s
Estimated liability for new restaurant closures	51	712	221	2,633
Adjustments to estimated liability for closed restaurants	(67)	6	152	(117)
Impairment of assets to be disposed of	105	182	485	634
Impairment of assets to be held and used	—	123	442	359
Loss (gain) on sales of restaurants and surplus properties, net	65	(2,688)	(4,060)	(3,786)
Amortization of discount related to estimated liability for closed restaurants	82	111	298	390

	236	(1,554)	(2,462)	113

Other
(Gain) loss on sales of restaurants and surplus properties, net	(182)	66	—	274

Total
Estimated liability for new restaurant closures	51	786	221	2,707
Adjustments to estimated liability for closed restaurants	61	(190)	645	799
Impairment of assets to be disposed of	105	182	485	634
Impairment of assets to be held and used	—	123	496	403
Gain on sales of restaurants and surplus properties, net	(46)	(2,499)	(3,779)	(4,218)
Amortization of discount related to estimated liability for closed restaurants	116	174	419	584

	$287	$(1,424)	$(1,513)	$909

     The following table summarizes the activity in our estimated liability for closed restaurants for the forty weeks ended November 5, 2007:

	Carl’s Jr.	Hardee’s	Total
Balance at January 31, 2007	$3,186	$9,173	$12,359
Estimated liability for new restaurant closures	—	221	221
Estimated liability for refranchising transactions	—	1,426	1,426
Usage	(1,074)	(2,490)	(3,564)
Adjustments to estimated liability for closed restaurants	493	152	645
Amortization of discount	121	298	419

Balance at November 5, 2007	2,726	8,780	11,506
Less current portion	794	2,782	3,576

Long-term portion	$1,932	$5,998	$7,930

     The current and long-term portions of our estimated liability for closed restaurants are included in other current liabilities and other long-term liabilities, respectively, in our accompanying Condensed Consolidated Balance Sheets.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 8 — Income Taxes
     Income tax expense consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2007	November 6, 2006	November 5, 2007	November 6, 2006
Federal and state income taxes	$5,145	$10,660	$23,011	$32,533
Foreign income taxes	243	222	840	844

Income tax expense	$5,388	$10,882	$23,851	$33,377

Effective income tax rate	41.9%	49.5%	40.6%	44.3%

     Our effective income tax rates for the twelve and forty weeks ended November 5, 2007 and November 6, 2006 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes.
     We adopted FIN 48 (see Note 3) at the beginning of fiscal 2008. The adoption of FIN 48 resulted in a decrease of $176 in income taxes receivable, an increase of $642 in income tax liabilities, a decrease of $4,948 in deferred income tax assets, a decrease of $4,995 in valuation allowance against deferred income tax assets and an increase of $771 in accumulated deficit. As of November 5, 2007, we had $6,609 of unrecognized tax benefits, all of which would affect our effective tax rate, if recognized in any future period. We do not expect significant changes in our unrecognized tax benefits in the next twelve months.
     During the forty weeks ended November 5, 2007, we further decreased our valuation allowance by $4,426 since we expect to realize the tax benefit associated with our federal capital loss carryforward as a result of the tax gain on disposal of La Salsa. The impact of the valuation allowance reversal for our federal capital loss carryforward has been included in the determination of the income tax expense on the disposal of La Salsa, which is included in loss from discontinued operations in our accompanying Statements of Income for the twelve and forty weeks ended November 5, 2007. The use of our capital loss carryforward did not completely eliminate the tax liability generated from the sale of La Salsa, resulting in income tax expense related to the disposal of La Salsa of $2,014 for the forty weeks ended November 5, 2007 (see Note 12).
     As of November 5, we maintained a valuation allowance of $17,836 for deferred tax assets related to state capital loss carryforwards and certain state net operating loss (“NOL”) and tax credit carryforwards. Realization of the tax benefit of such deferred tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.
     Our policy on the classification of interest and penalties related to the underpayment of income taxes and uncertain tax positions is to record interest in interest expense, and to record penalties, if any, in general and administrative expense, in our condensed consolidated statements of income. During the twelve and forty weeks ended November 5, 2007, we recognized $6 and $19 of interest expense, respectively. We had approximately $65 and $84 of interest accrued as of the date of adoption and November 5, 2007, respectively. We had no penalties accrued as of the date of adoption and November 5, 2007.
     We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We have carried forward various federal and state net operating losses and income tax credits to income tax years that remain open by statute. As a result, such net operating loss and income tax credit carryforwards remain subject to adjustment by the respective tax authorities. Our U.S. income tax returns for fiscal 2003 through fiscal 2007 are subject to examination, and the Internal Revenue Service has commenced an examination of our U.S. income tax returns for fiscal 2003 through fiscal 2005. In addition, our state income tax returns generally have statutes of limitations ranging from 3 to 4 years.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     The table below presents the computation of basic and diluted earnings per share for the twelve and forty weeks ended November 5, 2007 and November 6, 2006:

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2007	November 6, 2006	November 5, 2007	November 6, 2006
	(In thousands except per share amounts)
Numerator:
Income from continuing operations	$7,484	$11,106	$34,834	$41,964
Loss from discontinued operations	(1,282)	(1,649)	(3,856)	(2,123)

Net income for computation of basic earnings per share	$6,202	$9,457	$30,978	$39,841

Adjustment for interest and amortization costs for 2023 Convertible Notes, net of related tax effect	102	152	341	1,743

Income from continuing operations for computation of diluted earnings per share	$7,586	$11,258	$35,175	$43,707

Net income for computation of diluted earnings per share	$6,304	$9,609	$31,319	$41,584

Denominator:
Weighted-average shares for computation of basic earnings per share	55,908	68,001	61,312	62,233
Dilutive effect of stock options and restricted stock	1,309	1,515	1,491	1,501
Dilutive effect of 2023 Convertible Notes	1,747	2,489	1,747	8,980

Weighted-average shares for computation of diluted earnings per share	58,964	72,005	64,550	72,714

Basic earnings per share:

Basic income per share from continuing operations	$0.13	$0.16	$0.57	$0.67
Basic loss per share from discontinued operations	(0.02)	(0.02)	(0.06)	(0.03)

Basic net income per share	$0.11	$0.14	$0.51	$0.64

Diluted earnings per share:

Diluted income per share from continuing operations	$0.13	$0.16	$0.54	$0.60
Diluted loss per share from discontinued operations	(0.02)	(0.02)	(0.06)	(0.03)

Diluted net income per share	$0.11	$0.14	$0.48	$0.57

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     The following table presents the number of potentially dilutive shares excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the twelve and forty weeks ended November 5, 2007 and November 6, 2006 (in thousands):

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2007	November 6, 2006	November 5, 2007	November 6, 2006
Stock options and restricted stock	1,344	1,647	1,155	2,179
Note 10 — Segment Information
     We are principally engaged in developing, operating and franchising our Carl’s Jr. and Hardee’s quick-service concepts, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of our segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to our Facility and the 2023 Convertible Notes have been allocated based on the use of funds. Certain amounts that we do not believe would be proper to allocate to the operating segments are included in “Other” (e.g., gains or losses on sales of long-term investments and the results of operations of consolidated VIEs). The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007).

	Carl’s Jr.	Hardee’s	Other	Total
Twelve Weeks Ended November 5, 2007
Revenue	$192,609	$158,004	$1,009	$351,622
Operating income	14,570	4,599	310	19,479
Income (loss) before income taxes and discontinued operations	14,326	2,917	(4,371)	12,872

	Carl’s Jr.	Hardee’s	Other	Total
Twelve Weeks Ended November 6, 2006
Revenue	$187,194	$166,154	$1,039	$354,387
Operating income	16,513	10,219	3	26,735
Income before income taxes and discontinued operations	16,480	5,371	137	21,988

	Carl’s Jr.	Hardee’s	Other	Total
Forty Weeks Ended November 5, 2007
Revenue	$647,983	$545,295	$3,237	$1,196,515
Operating income	51,058	21,468	310	72,836
Income (loss) before income taxes and discontinued operations	50,293	15,736	(7,344)	58,685

	Carl’s Jr.	Hardee’s	Other	Total
Forty Weeks Ended November 6, 2006
Revenue	$641,989	$547,490	$3,360	$1,192,839
Operating income (loss)	64,218	30,104	(84)	94,238
Income (loss) before income taxes and discontinued operations	62,748	12,940	(347)	75,341

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 11 — Assets Held For Sale
     Surplus restaurant properties and company-operated restaurants that we expect to sell within one year are classified in our accompanying Condensed Consolidated Balance Sheets as assets held for sale. As of November 5, 2007, total assets held for sale were $897 and was comprised of five surplus properties in our Hardee’s operating segment. As of January 31, 2007, total assets held for sale were $3,949. This was comprised of one surplus property in our Carl’s Jr. operating segment with a carrying value of $1,316 and seven company-operated restaurants and other real property with a collective carrying value of $2,633 in our Hardee’s operating segment.
Note 12 — Discontinued Operations
     Consistent with our strategy to focus on growing Carl’s Jr. and Hardee’s, including dual-branding them with our Mexican brands, Green Burrito and Red Burrito, on July 16, 2007, we sold our La Salsa restaurants and the related franchise operations to LAS Acquisition, LLC (“Buyer”). Under the agreement, Santa Barbara Restaurant Group, Inc., a wholly-owned subsidiary of the Company, sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. for adjusted consideration of $15,889. Under the terms of the agreement, the Buyer has a period of time following completion of the sale to validate the amounts of certain acquired operating assets and liabilities and capital expenditures. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa.
     During the forty weeks ended November 5, 2007, we received gross consideration of $5,776 in cash, $543 in receivables and three secured notes aggregating $9,570 from the Buyer. These notes are secured by the personal property of the Buyer, a pledge of the equity interests acquired by the Buyer in La Salsa, Inc. and La Salsa of Nevada, Inc. and certain personal and corporate guarantees. The notes are comprised of (i) a $1,000 note payable on August 15, 2007 and bearing interest at 10.0% per annum, (ii) a $1,000 note payable on September 14, 2007 and bearing interest of 10.0% per annum and (iii) a $7,570 note payable on January 28, 2008 and bearing interest of 10.0% per annum. During the twelve weeks ended November 5, 2007, we received payment on the two $1,000 notes. The remaining $7,570 note payable is included in accounts receivable, net in our accompanying Condensed Consolidated Balance Sheet as of November 5, 2007.
     In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the divestiture of La Salsa qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this segment in discontinued operations in our accompanying Condensed Consolidated Financial Statements for all periods presented. There were certain general and administrative expenses that had previously been allocated to our La Salsa operating segment that we expect to continue to incur after the divestiture. As such, those expenses have been reallocated to our continuing operations in our accompanying Condensed Consolidated Statements of Income.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     The current and long-term assets and liabilities of the discontinued operations as of January 31, 2007 were as follows:

Cash and cash equivalents	$60
Accounts receivable, net	319
Inventories, net	257
Prepaid expenses	626
Deferred income tax assets, net	548
Other current assets	197

Current assets of discontinued operations	$2,007

Property and equipment, net	$6,202
Other assets, net	12,657

Long-term assets of discontinued operations	$18,859

Accounts payable	$293
Other current liabilities	1,456

Current liabilities of discontinued operations	$1,749

Deferred income tax liabilities, net	$2,216
Other long-term liabilities	3,530

Long-term liabilities of discontinued operations	$5,746

     The results from discontinued operations for the twelve and forty weeks ended November 5, 2007 and November 6, 2006 were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2007	November 6, 2006	November 5, 2007	November 6, 2006
Revenue	$—	$10,531	$20,907	$36,602

Operating loss	—	(2,480)	(724)	(3,041)
Interest (expense) income	—	8	(22)	2
Other income (expense), net	—	2	92	(4)

Income tax benefit	—	821	173	920

	—	(1,649)	(481)	(2,123)

Loss on disposal of La Salsa	(1,782)	—	(1,361)	—

Income tax benefit (expense) related to disposal of La Salsa	500	—	(2,014)	—

Net loss on disposal of La Salsa	(1,282)	—	(3,375)	—

Loss from discontinued operations	$(1,282)	$(1,649)	$(3,856)	$(2,123)

     During the twelve weeks ended November 5, 2007, we recorded a loss on the disposal of La Salsa, which consisted of purchase price adjustments and the final settlement of a contingent liability related to a litigation matter.
Note 13 — Purchase and Sale of Assets
During fiscal 2008, we launched a refranchising program that is expected to involve approximately 200 Hardee’s restaurant locations in a number of markets across the Midwest and Southeast United States. During the twelve weeks ended November 5, 2007, we sold 60 company-operated Hardee’s restaurants and other real property with a net book value of $17,318 to two franchisees. In connection with these transactions, we received aggregate consideration of $20,431 and recognized net gains of $147, which is included in facility action charges, net in our

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
accompanying Condensed Consolidated Statement of Income for the twelve weeks ended November 5, 2007, in our Hardee’s segment. During the forty weeks ended November 5, 2007, we sold 106 company-operated Hardee’s restaurants and other real property with a net book value of $34,568 to six franchisees. In connection with these transactions, we received aggregate consideration $41,336 and recognized net gains of $3,513, which is included in facility action charges, net in our accompanying Condensed Consolidated Statement of Income for the forty weeks ended November 5, 2007, in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations. Subsequent to November 5, 2007, we sold an additional 30 company-operated restaurants to one franchisee for total proceeds of $11,672.
Note 14 — Commitments and Contingent Liabilities
     Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income and the payments on the leases as rental expense in franchised and licensed restaurants and other expense. As of November 5, 2007, the present value of the lease obligations under the remaining master leases’ primary terms is $110,011. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $3,017, of which $1,122 is reserved for in our estimated liability for closed restaurants as of November 5, 2007.
     Pursuant to our Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 6). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of November 5, 2007, we had outstanding letters of credit of $38,247, expiring at various dates through November 2008.
     As of November 5, 2007, we had unconditional purchase obligations in the amount of $49,181, which primarily include contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.
     We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, either all of or a pro-rata portion of the bonus in effect for the year in which the termination occurs. Additionally, all options and restricted stock awarded to the affected executives which have not vested as of the date of termination would vest immediately, and restricted stock awards which have not yet been awarded would be awarded and would vest immediately. If all of these Agreements had been triggered as of November 5, 2007, we would have been required to make cash payments of approximately $16,041.
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
     As of November 5, 2007, we had recorded an accrued liability for contingencies related to litigation in the amount of $2,425, which relates to certain employment, real estate and other business disputes. Certain of the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of November 5, 2007, we estimated the contingent liability of those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $559 to $2,155.
Note 15 — Stockholders’ Equity
Repurchase of Common Stock
     Pursuant to a program (“Stock Repurchase Plan”) authorized by our Board of Directors, as modified during the forty weeks ended November 5, 2007, we are allowed to repurchase up to an aggregate of $350,000 of our common stock.
     The following table summarizes the repurchase of common stock for the twelve and forty weeks ended November 5, 2007:

	Twelve Weeks	Forty Weeks
Common shares repurchased	4,796,899	13,199,219
Average price per share	$16.66	$17.68
Total cost, including trading commissions	$80,067	$233,695
Common shares retired	4,780,699	13,201,319
     As of November 5, 2007, we had 16,200 shares of common stock that had been repurchased, but not yet retired, and are shown as common stock held in treasury in our accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to November 5, 2007. As of January 31, 2007, we had 18,300 shares of common stock that had been repurchased, but not yet retired, and are shown as common stock held in treasury in our accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to January 31, 2007.
     Based on the Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (18,622,956 shares at an average price of $17.41 per share, for a total cost, including trading commissions, of $324,309), we are permitted to make additional repurchases of our common stock up to $25,691 under the Stock Repurchase Plan as of November 5, 2007. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), under which we are allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter through the quarter ending January 28, 2008. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
Dividends
     During the forty weeks ended November 5, 2007, we declared cash dividends of $0.18 per share of common stock, for a total of $10,725. Dividends payable of $3,304 and $2,694 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of November 5, 2007 and January 31, 2007, respectively. The dividends declared during the twelve weeks ended November 5, 2007 were subsequently paid on November 25, 2007.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 16 — Supplemental Cash Flow Information

	Forty Weeks Ended
	November 5, 2007	November 6, 2006
Cash paid for:
Interest, net of amounts capitalized	$16,690	$14,787

Income taxes, net of refunds received	$6,837	$545

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$266	$269

Dividends declared, not paid	$3,304	$2,794

Capital lease obligations incurred to acquire assets	$—	$102

     The cash used in financing activities related to the repurchase of common stock for the forty weeks ended November 5, 2007 differs from the repurchase of common stock in the statement of stockholders’ equity by $108, reflecting the timing difference between the recognition of common stock repurchase transactions and their settlement for cash. The $252 liability for unsettled repurchases of common stock is included in other current liabilities in our accompanying Condensed Consolidated Balance Sheet as of November 5, 2007.
Note 17 — Subsequent Events
     Subsequent to November 5, 2007, we continued to make discretionary repurchases of our common stock, which totaled 295,500 shares at an average price of $15.01 per share, for a total cost including commissions, of $4,445 and to repurchase our common stock in the open market, under our share repurchase plan under Rule 10b5-1. These repurchases were funded primarily by additional borrowings on the revolving portion of our Facility.
     Subsequent to November 5, 2007, we declared cash dividends of $0.06 per share of common stock, payable to the stockholders of record as of January 28, 2008.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Our most significant accounting policies require:
•	estimation of future cash flows used to assess the recoverability of long-lived assets and to establish the estimated liability for closed restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, general and auto liability insurance programs;

•	determination of appropriate estimated liabilities for loss contingencies;

•	determination of appropriate assumptions to use in evaluating leases for capital versus operating lease treatment, establishing depreciable lives for leasehold improvements and establishing straight-line rent expense periods;

•	estimation of the appropriate allowances associated with franchise and license receivables and liabilities for franchise subleases;

•	determination of the appropriate assumptions to use to estimate the fair value of share-based compensation; and

•	estimation of our net deferred income tax asset valuation allowance, liabilities related to uncertain tax positions and effective tax rate.
     Descriptions of these critical accounting policies follow.
Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale
     During the second and fourth quarter of each fiscal year, and whenever events and/or circumstances indicate that the carrying value of assets may be impaired, we perform an asset recoverability analysis. In connection with this analysis, we estimate future cash flows for each of our restaurants based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans and other relevant information. We generally estimate the useful life of restaurants on owned property to be 20 to 35 years and estimate the remaining useful life of restaurants subject to leases to range from the end of the lease term then in effect to the end of such lease term including option periods. We also make assumptions about future same-store sales and operating expenses. We then estimate the future cash flows from operating the restaurant over its estimated useful life. In reaching a conclusion as to whether or not impairment has occurred, we consider the period of time since the restaurant was opened or remodeled, trends in operating results and expectations for future sales growth. Our analysis incorporates a probability-weighted approach wherein we estimate the effectiveness of future sales and marketing efforts on same-store sales. If an estimate of the fair value of our assets becomes necessary, we typically base such estimate on forecasted cash flows discounted at an estimated weighted-average cost of capital.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     As of November 5, 2007, we had a total of 65 restaurants among our two major restaurant concepts that generated negative cash flows on a trailing-13 period basis. These restaurants had combined net book values of $22,003. If these negative cash flow restaurants were not to begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be unrecoverable and we may recognize additional impairment charges in the future.
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
     During the first quarter of fiscal 2008, we evaluated the Carl’s Jr. brand, the only one of our brands for which goodwill is recorded. As a result of our evaluation, we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of November 5, 2007, we had $22,649 in goodwill recorded in our accompanying Condensed Consolidated Balance Sheet, all of which relates to Carl’s Jr.
Estimated Liability for Closed Restaurants
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
     The estimated liability for closed restaurants on properties vacated is based on the terms of the lease and the lease termination fee, if any, that we expect to pay, as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is the present value of these estimated future payments, net of the present value of expected lease or sublease income. The interest rate used to calculate the present value of these liabilities is based on an estimated credit-adjusted risk-free rate at the time the liability is established. The related discount is amortized and shown in facility action charges, net in our accompanying Condensed Consolidated Statements of Income.
     A significant assumption used in determining the amount of the estimated liability for closed restaurants is the amount of the estimated liability for future lease payments on vacant restaurants. We estimate the cost to maintain leased and owned vacant properties until the lease can be abated or the owned property can be sold. If the costs to maintain properties increase, or it takes longer than anticipated to sell properties or sublease or terminate leases, we

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms that we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. As of November 5, 2007, the present value of our operating lease payment obligations on all closed restaurants was approximately $5,379, which represents the discounted amount we would be required to pay if we are unable to enter into sublease agreements or terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can often terminate those leases for less than that amount, or sublease the property and accordingly, we have recorded an estimated liability for operating lease obligations of $2,351 as of November 5, 2007.
Estimated Liability for Self-Insurance
     We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, general and auto liability claims over $500. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 4.5% as of November 5, 2007. In determining our estimated liability, management, with the assistance of our actuary, develops assumptions based on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development. Our actual future loss development may be better or worse than the development we estimated in conjunction with the actuary, in which case our reserves would require adjustment.
     As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we would be required to adjust the expected losses upward and increase our future self-insurance expense.
     Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of November 5, 2007, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $36,816.
Loss Contingencies
     We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS 5, which requires that we assess each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and for which the amount of such settlement is reasonably estimable are accrued in our Condensed Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we record an accrued liability equal to the low end of the range. In accordance with SFAS 5, as of November 5, 2007, we have recorded an accrued liability for contingencies related to litigation in the amount of $2,425 (see Note 14 of Notes to Condensed Consolidated Financial Statements for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the recorded liabilities and related Condensed Consolidated Financial Statement disclosure. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Condensed Consolidated Financial Statements.
     In addition, as of November 5, 2007, we estimated our potential exposure for those loss contingencies related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $559 to $2,155. In accordance with SFAS 5, we have not recorded a liability for these contingent losses.

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
     Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our various past and present refranchising programs were on leased sites. Generally, we remain principally liable for the lease and have entered into a sublease with the franchisee on the same terms as the primary lease. In such cases, we account for the sublease payments received as franchising rental income and the lease payments we make as rental expense in franchised and licensed restaurants and other expense in our Condensed Consolidated Statements of Income. As of November 5, 2007, the present value of our total obligation on lease arrangements with Hardee’s and Carl’s Jr. franchisees (including subsidized leases — see further discussion below) was $30,909 and $79,102, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past, however, we can provide no assurance that this will not occur.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of November 5, 2007, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $13,473 and $4,754, respectively. Financially troubled franchisees include those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, transfer the restaurant to another franchisee, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property’s carrying value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of November 5, 2007, the net book value of property under lease to Hardee’s franchisees that are considered to be financially troubled franchisees was approximately $333 and is included in the amount above.
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
     The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closed Restaurants” above. Because losses are typically not probable and/or able to be reasonably estimated, we have not established an additional estimated liability for potential losses not yet incurred under a significant portion of our franchise sublease arrangements. The present value of future sublease obligations from financially troubled franchisees is approximately $1,895 (three financially troubled franchisees represent approximately 93.7% of this amount). If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s concept.
Share-Based Compensation
     We have various share-based compensation plans that provide restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. We recorded share-based compensation expense of $2,850 and $7,755 during the twelve and forty weeks ended November 5, 2007, respectively, and $2,009 and $4,934 during the twelve and forty weeks ended November 6, 2006, respectively. (See Note 23 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, for analysis of the effect of certain changes in assumptions used to determine the fair value of share-based compensation.)
     Pursuant to our employment agreements with certain key executives, we awarded an additional 450,000 shares of restricted stock (of which 360,000 are performance-vested and 90,000 are time-vested) to the executives in October 2007. Based on our expected performance against the specified performance goals for fiscal 2008, we expect to record a total of $4,190 of share-based compensation expense during fiscal 2008 related to performance-vested restricted stock. During the forty weeks ended November 5, 2007, we have recorded $2,188 of this amount. The actual charge for the remainder of the year will be dependent upon our actual performance against the specified performance goals for fiscal 2008.
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
     As of January 31, 2007, we maintained a valuation allowance of $27,257 for deferred tax assets related to federal and state capital loss carryforwards and certain state NOL and tax credit carryforwards. Upon the adoption of FIN 48 at the beginning of fiscal 2008, we decreased our valuation allowance by $4,995. During the forty weeks ended November 5, 2007, we further decreased our valuation allowance by $4,426 since we expect to realize the tax benefit associated with our federal capital loss carryforward as a result of the tax gain on disposal of La Salsa. The impact of the valuation allowance reversal for our federal capital loss carryforward has been included in the determination of the income tax expense on the disposal of La Salsa, which is included in loss from discontinued operations in our accompanying Statement of Income, for the forty weeks ended November 5, 2007. The use of our capital loss carryforward did not completely eliminate the tax liability generated from the sale of La Salsa, resulting in income tax expense related to the disposal of La Salsa of $2,014 for the forty weeks ended November 5, 2007 (see Note 12 of Notes to Condensed Consolidated Financial Statements).
     As of November 5, 2007, we maintained a valuation allowance of $17,836 for deferred tax assets related to state capital loss carryforwards and certain state NOL and tax credit carryforwards. Realization of the tax benefit of such deferred tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.
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
Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2008 Comparisons with Fiscal 2007
     The factors discussed below impact comparability of operating performance for the twelve and forty weeks ended November 5, 2007 and November 6, 2006, or could impact comparisons for the remainder of fiscal 2008.
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
     We continue to work with franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and lease payments to us. Although we review the allowance for doubtful accounts and the estimated liability for closed restaurants subleased to franchisees, there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of November 5, 2007, our consolidated allowance for doubtful accounts on notes receivable was 14.1% of the gross balance of notes receivable and our consolidated allowance for doubtful accounts on accounts receivable was 1.1% of the gross balance of accounts receivable. When appropriate, we establish notes receivable pursuant to completing workout agreements with financially troubled franchisees. As of November 5, 2007, we have not recognized, on a cumulative basis, $548 in accounts receivable and $5,284 in notes receivable, nor the royalty and rent revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchise and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Operating Review
     The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our accompanying Condensed Consolidated Statements of Income for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2007	November 6, 2006	November 5, 2007	November 6, 2006
Revenue:
Company-operated restaurants	77.7%	79.2%	78.7%	79.4%
Franchised and licensed restaurants and other	22.3	20.8	21.3	20.6

Total revenue	100.0	100.0	100.0	100.0

Operating costs and expenses:
Restaurant operating costs (1):
Food and packaging	30.1	29.0	29.7	28.8
Payroll and employee benefits	28.6	28.9	29.1	29.0
Occupancy and other	22.9	21.8	22.1	21.1

Total restaurant operating costs	81.6	79.7	80.9	78.9

Franchised and licensed restaurants and other (2)	77.1	74.6	77.6	74.9
Advertising (1)	5.8	5.6	5.9	5.8
General and administrative	9.3	9.7	9.2	9.3
Facility action charges, net	0.1	(0.4)	(0.1)	0.1

Operating income	5.5	7.5	6.1	7.9
Interest expense	(2.2)	(1.1)	(1.5)	(1.3)
Conversion inducement expense	—	(0.8)	—	(0.5)
Other income, net	0.3	0.5	0.3	0.3

Income before income taxes and discontinued operations	3.7	6.2	4.9	6.3
Income tax expense	1.5	3.1	2.0	2.8

Income from continuing operations	2.1%	3.1%	2.9%	3.5%

(1)	As a percent of company-operated restaurants revenue.

(2)	As a percent of franchised and licensed restaurants and other revenue.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The following table shows the change in our Carl’s Jr. and Hardee’s restaurant portfolios for the periods ended November 5, 2007:

	Carl’s Jr.		Hardee’s		Total(1)
	Twelve Weeks	Forty Weeks	Twelve Weeks	Forty Weeks	Twelve Weeks	Forty Weeks
Company-operated restaurants
Open at beginning of period	399	393	646	696	1,046	1,090
New	2	9	1	5	3	14
Closed	—	(1)	(3)	(11)	(3)	(12)
Divested	—	—	(60)	(106)	(60)	(106)

Open at November 5, 2007	401	401	584	584	986	986

Franchised and licensed restaurants
Open at beginning of period	712	694	1,263	1,210	1,990	1,919
New	12	37	10	28	22	65
Closed	(4)	(11)	(2)	(13)	(6)	(24)
Acquired	—	—	60	106	60	106

Open at November 5, 2007	720	720	1,331	1,331	2,066	2,066

Total restaurants
Open at beginning of period	1,111	1,087	1,909	1,906	3,036	3,009
New	14	46	11	33	25	79
Closed	(4)	(12)	(5)	(24)	(9)	(36)
Divested	—	—	(60)	(106)	(60)	(106)
Acquired	—	—	60	106	60	106

Open at November 5, 2007	1,121	1,121	1,915	1,915	3,052	3,052

(1)	“Total” includes one company-operated and 15 franchised and licensed Green Burrito restaurants that were open at the beginning of period and at November 5, 2007.

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

	Twelve Weeks Ended November 5, 2007
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total
Company-operated restaurants revenue	$135,849	$137,395	$75	$—	$273,319

Restaurant operating costs:
Food and packaging	39,642	42,638	18	—	82,298
Payroll and employee benefits	35,484	42,746	31	—	78,261
Occupancy and other	31,976	30,459	24	—	62,459

Total restaurant operating costs	107,102	115,843	73	—	223,018

Franchised and licensed restaurants and other revenue:
Royalties	7,221	9,960	122	8	17,311
Distribution centers	44,079	6,919	—	(3)	50,995
Rent	5,067	1,931	—	—	6,998
Retail sales of variable interest entity	—	—	807	—	807
Franchise fees	393	1,799	—	—	2,192

Total franchised and licensed restaurants and other revenue	56,760	20,609	929	5	78,303

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,316	1,517	—	—	2,833
Distribution centers	44,059	6,964	—	—	51,023
Rent and other occupancy	4,287	1,466	—	—	5,753
Operating costs of variable interest entity	—	—	783	(19)	764

Total franchised and licensed restaurants and other expenses	49,662	9,947	783	(19)	60,373

Advertising	8,143	7,686	—	—	15,829

General and administrative	12,898	19,694	44	—	32,636

Facility action charges, net	234	235	(182)	—	287

Operating income	$14,570	$4,599	$286	$24	$19,479

Company-operated average unit volume (trailing-13 periods)	$1,486	$945
Franchise-operated average unit volume (trailing-13 periods)	$1,201	$969
Company-operated same-store sales increase	0.7%	2.7%
Franchise-operated same-store sales (decrease) increase	(1.3)%	0.4%
Company-operated same-store transaction (decrease) increase	(1.2)%	1.8%
Average check (actual $)	$6.62	$4.87
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	29.2%	31.0%
Payroll and employee benefits	26.1%	31.1%
Occupancy and other	23.5%	22.2%
Total restaurant operating costs	78.8%	84.3%
Advertising as a percentage of company-operated restaurants revenue	6.0%	5.6%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Twelve Weeks Ended November 6, 2006
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total
Company-operated restaurants revenue	$132,068	$148,668	$85	$—	$280,821

Restaurant operating costs:
Food and packaging	38,599	42,912	28	—	81,539
Payroll and employee benefits	34,522	46,535	30	—	81,087
Occupancy and other	29,238	31,964	26	—	61,228

Total restaurant operating costs	102,359	121,411	84	—	223,854

Franchised and licensed restaurants and other revenue:
Royalties	6,984	11,793	128	4	18,909
Distribution centers	42,883	4,051	—	—	46,934
Rent	4,938	1,531	—	—	6,469
Retail sales of variable interest entity	—	—	822	—	822
Franchise fees	321	111	—	—	432

Total franchised and licensed restaurants and other revenue	55,126	17,486	950	4	73,566

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,169	558	—	—	1,727
Distribution centers	42,695	4,290	—	—	46,985
Rent and other occupancy	4,238	1,126	—	—	5,364
Operating costs of variable interest entity	—	—	801	4	805

Total franchised and licensed restaurants and other expenses	48,102	5,974	801	4	54,881

Advertising	7,140	8,684	1	—	15,825

General and administrative	13,016	21,420	80	—	34,516

Facility action charges, net	64	(1,554)	66	—	(1,424)

Operating income	$16,513	$10,219	$3	$—	$26,735

Company-operated average unit volume (trailing-13 periods)	$1,416	$907
Franchise-operated average unit volume (trailing-13 periods)	$1,192	$924
Company-operated same-store sales increase	6.2%	5.6%
Franchise-operated same-store sales increase	5.7%	4.1%
Company-operated same-store transaction increase	1.0%	2.5%
Average check (actual $)	$6.49	$4.83
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	29.2%	28.9%
Payroll and employee benefits	26.1%	31.3%
Occupancy and other	22.1%	21.5%
Total restaurant operating costs	77.5%	81.7%
Advertising as a percentage of company-operated restaurants revenue	5.4%	5.8%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Forty Weeks Ended November 5, 2007
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total
Company-operated restaurants revenue	$455,971	$485,419	$249	$—	$941,639

Restaurant operating costs:
Food and packaging	132,820	146,866	75	—	279,761
Payroll and employee benefits	122,880	150,919	102	—	273,901
Occupancy and other	102,319	105,299	88	—	207,706

Total restaurant operating costs	358,019	403,084	265	—	761,368

Franchised and licensed restaurants and other revenue:
Royalties	24,413	33,142	394	9	57,958
Distribution centers	149,330	18,213	—	(8)	167,535
Rent	17,074	5,895	—	—	22,969
Retail sales of variable interest entity	—	—	2,593	—	2,593
Franchise fees	1,195	2,626	—	—	3,821

Total franchised and licensed restaurants and other revenue	192,012	59,876	2,987	1	254,876

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	4,522	4,663	—	—	9,185
Distribution centers	149,148	18,357	—	—	167,505
Rent and other occupancy	14,469	4,022	—	—	18,491
Operating costs of variable interest entity	—	—	2,563	(59)	2,504

Total franchised and licensed restaurants and other expenses	168,139	27,042	2,563	(59)	197,685

Advertising	26,949	28,909	3	—	55,861

General and administrative	42,868	67,255	155	—	110,278

Facility action charges, net	950	(2,463)	—	—	(1,513)

Operating income	$51,058	$21,468	$250	$60	$72,836

Company-operated same-store sales increase	0.8%	2.4%
Franchise-operated same-store sales (decrease) increase	(0.1)%	0.5%
Company-operated same-store transaction (decrease) increase	(3.1)%	1.9%
Average check (actual $)	$6.73	$4.93
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	29.1%	30.3%
Payroll and employee benefits	26.9%	31.1%
Occupancy and other	22.4%	21.7%
Total restaurant operating costs	78.5%	83.0%
Advertising as a percentage of company-operated restaurants revenue	5.9%	6.0%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Forty Weeks Ended November 6, 2006
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total
Company-operated restaurants revenue	$457,572	$489,234	$273	$—	$947,079

Restaurant operating costs:
Food and packaging	131,337	141,187	90	—	272,614
Payroll and employee benefits	119,991	154,261	103	—	274,355
Occupancy and other	96,448	103,706	86	—	200,240

Total restaurant operating costs	347,776	399,154	279	—	747,209

Franchised and licensed restaurants and other revenue:
Royalties	22,478	38,070	382	(38)	60,892
Distribution centers	144,201	13,531	—	—	157,732
Rent	16,059	6,101	—	—	22,160
Retail sales of variable interest entity	—	—	2,743	—	2,743
Franchise fees	1,679	554	—	—	2,233

Total franchised and licensed restaurants and other revenue	184,417	58,256	3,125	(38)	245,760

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	4,001	3,102	—	—	7,103
Distribution centers	142,026	14,222	—	—	156,248
Rent and other occupancy	13,948	4,173	—	—	18,121
Operating costs of variable interest entity	—	—	2,695	(30)	2,665

Total franchised and licensed restaurants and other expenses	159,975	21,497	2,695	(30)	184,137

Advertising	26,253	28,772	5	—	55,030

General and administrative	43,245	67,850	221	—	111,316

Facility action charges, net	522	113	274	—	909

Operating income (loss)	$64,218	$30,104	$(76)	$(8)	$94,238

Company-operated same-store sales increase	5.5%	4.8%
Franchise-operated same-store sales increase	6.0%	4.4%
Company-operated same-store transaction increase	1.5%	1.3%
Average check (actual $)	$6.42	$4.89
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	28.7%	28.9%
Payroll and employee benefits	26.2%	31.5%
Occupancy and other operating costs	21.1%	21.2%
Total restaurant operating costs	76.0%	81.6%
Advertising as a percentage of company-operated restaurants revenue	5.7%	5.9%

(A)	“Other” consists of Green Burrito and amounts that we do not believe would be proper to allocate to the operating segments.

(B)	“Eliminations” consists of the elimination of royalty revenues and expenses generated between Hardee’s and a consolidated variable interest entity franchisee included in our accompanying Condensed Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Presentation of Non-GAAP Measurements
Adjusted EBITDA
     Adjusted EBITDA is a non-GAAP measure used by our senior lenders under our Facility to evaluate our ability to service debt and fund capital expenditures. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. As shown in the table below and defined in our Facility, Adjusted EBITDA is calculated as earnings before cumulative effect of accounting changes, interest expense, income taxes, depreciation and amortization, facility action charges, share-based compensation expense, impairment of goodwill and impairment of assets held for sale. Because not all companies calculate Adjusted EBITDA identically, this presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes, debt service payments and cash costs arising from facility actions.
     Our maximum annual capital expenditures are limited by our Facility, based on a sliding scale driven by our Adjusted EBITDA. The Adjusted EBITDA amounts for the twelve and forty weeks ended November 6, 2006 are calculated using the definition in our current Facility and are presented for comparative purposes.
     As previously discussed, on July 16, 2007, we sold our La Salsa restaurants and the related franchise operations. In accordance with SFAS 144, the divestiture of La Salsa qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this segment in discontinued operations in our accompanying Condensed Consolidated Financial Statements for all periods presented. There were certain general and administrative expenses that had previously been allocated to our La Salsa operating segment that we expect to continue to incur after the divestiture. As such, those expenses have been reallocated to our continuing operations in our accompanying Condensed Consolidated Financial Statements and the Adjusted EBITDA calculations presented below.

	Twelve Weeks Ended November 5, 2007
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total
Net income (loss)	$8,533	$1,736	$(2,785)	$(1,282)	$6,202
Interest expense	608	2,046	5,032	—	7,686
Income tax expense (benefit)	5,793	1,181	(1,586)	(500)	4,888
Depreciation and amortization	7,556	7,164	49	—	14,769
Facility action charges, net	234	235	(182)	—	287
Share-based compensation expense	1,091	1,759	—	—	2,850

Adjusted EBITDA	$23,815	$14,121	$528	$(1,782)	$36,682

	Twelve Weeks Ended November 6, 2006
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total
Net income (loss)	$9,117	$1,875	$114	$(1,649)	$9,457
Interest expense	875	2,937	—	(8)	3,804
Income tax expense (benefit)	7,363	3,496	23	(821)	10,061
Depreciation and amortization	6,100	7,722	46	677	14,545
Facility action charges, net	64	(1,554)	66	1,414	(10)
Share-based compensation expense	769	1,240	—	—	2,009

Adjusted EBITDA	$24,288	$15,716	$249	$(387)	$39,866

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Forty Weeks Ended November 5, 2007
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total
Net income (loss)	$29,994	$9,385	$(4,545)	$(3,856)	$30,978
Interest expense	2,164	6,942	8,336	22	17,464
Income tax expense (benefit)	20,299	6,351	(2,799)	1,841	25,692
Depreciation and amortization	23,868	24,313	157	1,341	49,679
Facility action charges, net	950	(2,463)	—	(705)	(2,218)
Share-based compensation expense	2,970	4,785	—	—	7,755

Adjusted EBITDA	$80,245	$49,313	$1,149	$(1,357)	$129,350

	Forty Weeks Ended November 6, 2006
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total
Net income (loss)	$37,075	$5,025	$(136)	$(2,123)	$39,841
Interest expense	3,146	12,654	118	(2)	15,916
Income tax expense (benefit)	25,673	7,915	(211)	(920)	32,457
Depreciation and amortization	19,532	25,183	152	2,378	47,245
Facility action charges, net	522	113	274	2,617	3,526
Share-based compensation expense	1,890	3,044	—	—	4,934

Adjusted EBITDA	$87,838	$53,934	$197	$1,950	$143,919

	Trailing-13 Periods Ended November 5, 2007
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total
Net income (loss)	$41,278	$10,859	$(5,072)	$(5,756)	$41,309
Interest expense	3,009	9,779	8,504	7	21,299
Income tax expense (benefit)	24,968	2,513	(2,988)	641	25,134
Depreciation and amortization	30,664	31,951	224	2,013	64,852
Facility action charges, net	1,092	(82)	111	1,681	2,802
Share-based compensation expense	4,285	6,904	—	—	11,189

Adjusted EBITDA	$105,296	$61,924	$779	$(1,414)	$166,585

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The following tables reconcile Adjusted EBITDA (a non-GAAP measure) to net cash provided by operating activities (a GAAP measure):

	Forty Weeks		Trailing-13 Periods
	Ended		Ended
	November 5, 2007	November 6, 2006	November 5, 2007
Net cash provided by operating activities	$106,281	$134,870	$135,556
Interest expense	17,464	15,916	21,299
Income tax expense	25,692	32,457	25,134
Amortization of deferred loan fees	(686)	(2,349)	(1,434)
Recovery of losses on accounts and notes receivable	693	351	534
Loss on sales of property and equipment, capital leases and extinguishment of debt	(3,706)	(1,942)	(5,213)
Deferred income taxes	(12,355)	(29,954)	(8,362)
Other non-cash charges	(39)	(56)	(60)
Change in estimated liability for closed restaurants and estimated liability for self-insurance	4,211	3,857	5,558
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	(943)	2,474	4,678
Net change in accounts payable and other current and long-term liabilities	(7,401)	(11,705)	(11,304)
Dividends on unvested restricted stock awards	139	—	199

Adjusted EBITDA	$129,350	$143,919	$166,585

Carl’s Jr.
     The following tables show the change in the Carl’s Jr. restaurant portfolio for the trailing-13 periods, as well as the change in revenue, for the current quarter and year-to-date period:

	Restaurant Portfolio			Revenue
	Third Fiscal Quarter			Third Fiscal Quarter			Year-to-Date
	2008	2007	Change	2008	2007	Change	2008	2007	Change
Company-operated	401	394	7	$135,849	$132,068	$3,781	$455,971	$457,572	$(1,601)
Franchised and licensed	720	685	35	56,760	55,126	1,634	192,012	184,417	7,595

Total	1,121	1,079	42	$192,609	$187,194	$5,415	$647,983	$641,989	$5,994

Company-Operated Restaurants
     Revenue from company-operated Carl’s Jr. restaurants increased $3,781, or 2.9%, to $135,849 during the twelve weeks ended November 5, 2007, as compared to the twelve weeks ended November 6, 2006. This increase was primarily due to an increase in the number of company-operated restaurants, an increase in average unit volume, which reached $1,486, and an increase in same store sales of 0.7%. We believe these volume increases are due to the continued successful promotion of the Patty Melt Burger, the Breakfast Club Sandwich™ and the Green Burrito Taco Salad™, and the introduction of the latest variety of our Hand-Scooped Ice Cream Shakes and Malts™, the Strawberry Banana Smoothie Shake™. In addition, revenue benefited from a price increase implemented in the last four weeks of the fiscal quarter.
     Revenue from company-operated Carl’s Jr. restaurants decreased $1,601, or 0.3%, to $455,971 during the forty weeks ended November 5, 2007, as compared to the forty weeks ended November 6, 2006. This decrease was primarily due to the net impact of the divestiture of 40 restaurants to franchisees in the prior fiscal year and the closing of one restaurant, partially offset by the opening of nine new company-operated restaurants and a slight increase in same store sales of 0.8%. We believe these volume increases are due to the successful introduction of the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Breakfast Club Sandwich, the Teriyaki Burger and the Patty Melt, and the continued promotion of a variety of our menu items, such as the latest Hand-Scooped Ice Cream Shakes and Malts flavor, the Chipotle Chicken Salad™, the Buffalo Chicken Sandwich and Boneless Buffalo Wings dipped in Franks® RedHot® buffalo wing sauce, and the Green Burrito Taco Salad.
     The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

	Twelve	Forty
	Weeks	Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended November 6, 2006	77.5%	76.0%
Increase in depreciation and amortization expense	0.8	0.7
(Decrease) increase in workers’ compensation expense	(0.4)	0.5
Increase in labor costs, excluding workers’ compensation	0.3	0.2
Increase in banking expenses	0.2	0.1
Increase in rent expense	0.2	0.4
Increase in repairs and maintenance	0.2	0.2
Decrease in general liability expense	(0.2)	(0.2)
Increase in supplies and uniform expense	0.1	0.1
(Decrease) increase in food and packaging costs	(0.1)	0.4
Other, net	0.2	0.1

Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended November 5, 2007	78.8%	78.5%

     Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the twelve and forty weeks ended November 5, 2007, from the comparable prior year periods, mainly due to the addition of new assets related to the rollout of new point-of-sale software and related hardware and asset additions from increased restaurant remodel activity.
     Workers’ compensation expense decreased as a percent of company-operated restaurants revenue during the twelve weeks ended November 5, 2007, from the comparable prior year period, due primarily to a favorable claims reserves adjustment as a result of actuarial analyses of outstanding claims reserves.
     Workers’ compensation expense increased as a percent of company-operated restaurants revenue during the forty weeks ended November 5, 2007, as compared to the prior year period, due primarily to an increase of $2,487 in our self-insured workers’ compensation liability related to a single claim from 1982, which was partially offset by favorable claims reserves adjustments recorded in the current year period for all other open claims, as a result of actuarial analyses of outstanding claims reserves.
     Labor costs, excluding workers’ compensation expense, increased as a percent of company-operated restaurants revenue during the twelve weeks ended November 5, 2007, as compared to the prior year period, due primarily to an increase in minimum wage rates, partially offset by decreased restaurant manager bonuses due to store performance.
     Rent expense increased as a percent of company-operated restaurants revenue during the forty weeks ended November 5, 2007, as compared to the prior year period, due mainly to rental rate increases resulting from Consumer Price Index and fair market value adjustments and the refranchising of a number of company-operated restaurants that were on owned property in the prior year period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Food and packaging costs increased as a percent of company-operated restaurants revenue during the forty weeks ended November 5, 2007, as compared to the prior year period, due primarily to higher commodity costs for dairy, potato and oil products, in addition to an increase in soft drink syrup prices. We also experienced increases in distribution costs, related to the relocation of our main distribution center and simultaneous installation of a new overall distribution management system. These increases were partially offset by the impact of recognizing vendor credits related to previously purchased inventory that are not expected to recur to the same extent in future periods.
Franchised and Licensed Restaurants
     Total franchised and licensed restaurants revenue increased $1,634, or 3.0%, to $56,760 during the twelve weeks ended November 5, 2007, as compared to the twelve weeks ended November 6, 2006. Franchise royalties grew $237, or 3.4%, during the twelve weeks ended November 5, 2007, as compared to the twelve weeks ended November 6, 2006 due to the net increase of 35 domestic and international franchised and licensed restaurants during the trailing-13 periods ended November 5, 2007. Rental revenue increased by $129, or 2.6%, due to rental rate increases resulting from Consumer Price Index adjustments. Franchise fees increased $72, or 22.4%, in franchise fees due to increased new opening and renewal franchise fees. Food, paper and supplies sales to franchisees increased by $1,196, or 2.8%, primarily due to the increase in the franchise store base over the comparable prior year period.
     Total franchised and licensed restaurants revenue increased $7,595, or 4.1%, to $192,012 during the forty weeks ended November 5, 2007, as compared to the forty weeks ended November 6, 2006. Food, paper and supplies sales to franchisees increased by $5,129, or 3.6%, primarily due to the increase in the franchise store base over the comparable prior year period. Franchise royalties grew $1,935, or 8.6%, during the forty weeks ended November 5, 2007, as compared to the forty weeks ended November 6, 2006 due to the net increase of 35 domestic and international franchised and licensed restaurants during the trailing-13 periods ended November 5, 2007. Rental revenue increased by $1,015, or 6.3%, due to rental rate increases resulting from Consumer Price Index adjustments, an increase in the number of leased restaurants that were acquired from the Company in the prior period, and the result of rental increases related to increased restaurant revenues on certain leases.
     Franchised and licensed operating and other expenses increased $1,560, or 3.2%, to $49,662 during the twelve weeks ended November 5, 2007, as compared to the prior year period. This increase is mainly due to an increase in sales to franchisees due to an increase in the cost of food, paper and supplies, an increase in distribution costs related to higher fuel and labor costs, and increased costs for new training programs.
     Franchised and licensed operating and other expenses increased $8,164, or 5.1%, to $168,139 during the forty weeks ended November 5, 2007, as compared to the prior year period. This increase is mainly due to an increase in sales to franchisees due to the increase in the franchise store base over the comparable prior year period coupled with an increase in the cost of food, paper and supplies, an increase in distribution costs related to higher fuel and labor costs, increased costs due to the relocation of our main distribution center and simultaneous installation of a new overall distribution management system, and increased costs for new training programs.
     As of November 5, 2007, approximately 84.6% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.
Hardee’s
     The following tables show the change in the Hardee’s restaurant portfolio for the trailing-13 periods, as well as the change in revenue, for the current quarter and year-to-date period:

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

	Restaurant Portfolio			Revenue
	Third Fiscal Quarter			Third Fiscal Quarter			Year-to-Date
	2008	2007	Change	2008	2007	Change	2008	2007	Change
Company-operated	584	705	(121)	$137,395	$148,668	$(11,273)	$485,419	$489,234	$(3,815)
Franchised and licensed	1,331	1,218	113	20,609	17,486	3,123	59,876	58,256	1,620

Total	1,915	1,923	(8)	$158,004	$166,154	$(8,150)	$545,295	$547,490	$(2,195)

Company-Operated Restaurants
     Revenue from company-operated Hardee’s restaurants decreased $11,273, or 7.6%, to $137,395 during the twelve weeks ended November 5, 2007, as compared to the comparable prior year period. The decrease is mostly due to the divestiture of 106 company-operated restaurants to franchisees and the closure of 20 other company-operated restaurants since the end of the third quarter of fiscal 2007. The decrease was partially offset by revenues from five new company-operated restaurants that opened during the same period, an increase in average unit volume for the trailing-13 periods ended November 5, 2007, which reached $945, and an increase in same-store sales of 2.7%, mainly due to the introduction of the Hawaiian Chicken Sandwich and the continued promotion of premium products such as our Patty Melt Thickburger™, the Breakfast Club Sandwich™, Made from Scratch Blueberry Biscuits and the latest Hand-Scooped Ice Cream Shakes and Malts flavor featuring Orange Cream.
     During the forty weeks ended November 5, 2007, revenue from company-operated restaurants decreased $3,815, or 0.8%, to $485,419 as compared to the forty weeks ended November 6, 2006. The decrease is mostly due to the divestiture of 106 company-operated restaurants to franchisees and the closure of 20 other company-operated restaurants since the end of the third quarter of fiscal 2007. The decrease was partially offset by revenues from the opening of five company-operated restaurants during the same period. In addition, same-store sales increased 2.4%, mainly due to the introduction of the Buffalo Chicken Sandwich and Boneless Buffalo Wings dipped in Franks RedHot buffalo wing sauce, the Breakfast Club Sandwich, Made from Scratch Blueberry Biscuits, the Patty Melt Thickburger, the latest Hand-Scooped Ice Cream Shakes and Malts flavor featuring Orange Cream and the Hawaiian Chicken Sandwich, the continued promotion of premium products such as our Southwest Chicken Salad™ and Monster Biscuit™ and promotional items such as the 2-for-$3 Big Twin® burgers.
     The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

	Twelve	Forty
	Weeks	Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended November 6, 2006	81.7%	81.6%
Increase in food and packaging costs	2.2	1.4
Increase in general liability expense	0.5	0.2
(Decrease) increase in repairs and maintenance	(0.5)	0.1
Decrease in workers’ compensation expense	(0.5)	(0.4)
Increase in labor costs, excluding workers’ compensation	0.3	—
Increase in other occupancy costs	0.2	—
Increase in utilities expense	0.2	—
Other, net	0.2	0.1

Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended November 5, 2007	84.3%	83.0%

     Food and packaging costs increased as a percent of company-operated restaurants revenue during the twelve weeks ended November 5, 2007, compared to the comparable prior year period, due primarily to higher commodity costs for dairy, potato, oil and flour products, in addition to increases in soft drink syrup prices.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Food and packaging costs increased as a percent of company-operated restaurants revenue during the forty weeks ended November 5, 2007, compared to the comparable prior year period, due primarily to higher commodity costs for dairy, pork, potato, oil and flour products, in addition to increases in soft drink syrup prices.
     General liability expense increased as a percent of company-operated restaurants revenue during the twelve weeks ended November 5, 2007, compared to the comparable prior year period, due primarily to unfavorable claims reserves adjustments as a result of actuarial analyses of outstanding claims reserves.
     Repairs and maintenance expense decreased as a percent of company-operated restaurants revenue during the twelve weeks ended November 5, 2007, as compared to the prior year period, mainly due to the normalization of repairs and maintenance costs in the current year. In the prior year period, repairs and maintenance costs were unusually high due to the restaurants acquired in connection with the termination of a franchise agreement at the end of the first quarter of fiscal 2007. This decrease was partially offset by higher maintenance costs for a new point-of-sale system support contract, as compared with the prior year period.
     Workers’ compensation expense decreased as a percent of company-operated restaurants revenue during the twelve and forty weeks ended November 5, 2007, due to the impact of favorable claims reserves adjustments recorded in the current year period, as a result of actuarial analyses of outstanding claims reserves.
     Labor costs, excluding workers’ compensation expense, increased as a percent of company-operated restaurants revenue during the twelve weeks ended November 5, 2007, as compared to the prior year period, due to primarily to an increase in minimum wage rates, partially offset by decreased restaurant manager bonuses due to store performance.
Franchised and Licensed Restaurants
     Total franchised and licensed restaurants revenue increased $3,123, or 17.9%, to $20,609 during the twelve weeks ended November 5, 2007, as compared to the prior year period. This increase is mainly due to the $2,868 increase in distribution center revenues due to an increase in remodel activity and new restaurant openings. In addition, there was a $1,688 increase in franchise fees primarily due to the sale of 60 company-operated restaurants as a part of our refranchising efforts and an increase of $400 in rental income, partially due to the collection of previously unrecognized rent from a financially troubled franchisee. These increases were partially offset by the decrease in royalty revenues of $1,833, or 15.5%, which is primarily due to a decrease of $1,776 in collections of previously unrecognized royalties from financially troubled franchisees.
     Total franchised and licensed restaurants revenue increased $1,620, or 2.8%, to $59,876 during the forty weeks ended November 5, 2007, as compared to the prior year period. This increase is mainly due to the $4,682 increase in distribution center revenues due to an increase in remodel activity and new restaurant openings. In addition, there was a $2,072 increase in franchise fees primarily due to the sale of 106 company-operated restaurants as a part of our refranchising efforts. These increases were partially offset by the decrease in royalty revenues of $4,928, or 12.9%, which is primarily due to a decrease of $4,356 in collections of previously unrecognized royalties from financially troubled franchisees and a decrease in rental income of $206, or 3.4%, due to the termination of a franchise agreement and related store closures that occurred at the end of the first quarter of fiscal 2007.
     Franchised and licensed operating and other expenses increased $3,973, or 66.5%, to $9,947, during the twelve weeks ended November 5, 2007, as compared to the prior year period. Franchised and licensed operating and other expenses also increased $5,545, or 25.8%, to $27,042, during the forty weeks ended November 5, 2007, as compared to the prior year period. These increases in costs are mainly due to an increase in cost of equipment sales related to the increase in equipment sales, an increase in salaries and benefits expense due to new positions and an increase in rent expense due to new restaurants acquired by franchisees as part of our refranchising program. In addition, in the prior year periods, we collected amounts from troubled franchisees, which resulted in a reduction of bad debt expense that did not recur to the same extent in the current year periods.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Consolidated Expenses
Advertising Expense
     Advertising expenses remained flat but increased as a percent of company-operated restaurants revenue, from 5.6% to 5.8%, during the twelve weeks ended November 5, 2007, as compared to the comparable period in the prior year. Advertising expenses increased $831, or 1.5%, to $55,861, and also increased 0.1%, to 5.9%, as a percent of company-operated restaurants revenue, during the forty weeks ended November 5, 2007, as compared to the comparable period in the prior year. The increase as a percentage of company-operated restaurants revenue is mainly due to slightly higher costs to produce advertising and marketing materials.
General and Administrative Expense
     General and administrative expenses decreased $1,880, or 5.4%, to $32,636, and decreased 0.4% to 9.3% of total revenue, for the twelve weeks ended November 5, 2007, as compared to the twelve weeks ended November 6, 2006. This decrease was mainly due to a decrease of $2,267 in management bonus expense, based on our performance relative to executive management and operations bonus criteria, and a decrease in various expenses due to refranchising of 106 company-operated restaurants to franchisees since the end of the third quarter of fiscal 2007. These decreases were partially offset by an increase of $841 in share-based compensation expense, as a result of the issuance of additional stock options and restricted stock awards in fiscal 2007 that continue to vest in fiscal 2008, and an increase in corporate headcount and training, to support various strategies and initiatives.
     General and administrative expenses decreased $1,038, or 0.9%, to $110,278, and also decreased 0.1% to 9.2% as a percent of total revenue, for the forty weeks ended November 5, 2007, as compared to the forty weeks ended November 6, 2006. This decrease was mainly due to a decrease of $6,612 in management bonus expense, based on our performance relative to executive management and operations bonus criteria, a decrease in various expenses due to refranchising of 106 company-operated restaurants to franchisees since the end of the third quarter of fiscal 2007 and an approximately $1,300 decrease in professional services. These decreases were partially offset by an increase of $2,821 in share-based compensation expense, as a result of the issuance of additional stock options and restricted stock awards in fiscal 2007 that continue to vest in fiscal 2008; an increase in real estate and construction expenses, resulting from the implementation of our growth strategies; an increase in operations training to support various Company initiatives; and increases in corporate headcount and various other expenses.
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
     Net facility action charges increased $1,711, or 120.2%, to $287 during the twelve weeks ended November 5, 2007, as compared to the twelve weeks ended November 6, 2006. This net increase is mainly due to a $2,453 reduction in gains on the sales of restaurants and surplus properties and a $251 increase in expense for adjustments to the estimated liability for closed restaurants, which were partially offset by a decrease of $735 in the estimated liability for new restaurant closures and a $200 decrease in impairments, as compared with the prior year period.
     Net facility action charges decreased $2,422, or 266.4%, to $(1,513) during the forty weeks ended November 5, 2007, as compared to the forty weeks ended November 6, 2006. This net decrease is mainly due to a $2,486 decrease in the estimated liability for new restaurant closures, partially offset by a $439 decrease in gains on the sales of restaurants and surplus properties.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     See Note 7 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of facility action charges.
Interest Expense
     During the twelve weeks ended November 5, 2007, interest expense increased $3,874, or 101.6%, to $7,686, as compared to the twelve weeks ended November 6, 2006. This increase is primarily as a result of the $2,919 increase in the interest on our Facility due to increased average outstanding borrowings, which were primarily used for the repurchase of our common stock and our remodel efforts. We also recorded $1,839 in interest expense during the current period to adjust the carrying value of the interest rate swap agreements to their fair values. We had no similar expense in the prior year period. These increases were partially offset by a $383 decrease in the amortization of deferred loan fees, a $171 decrease in letter of credit fees, the further reduction of our capital lease obligations (and related interest expense of $135) since the prior year period and $280 of increased capitalized interest related to our remodel and new restaurant activity.
     During the forty weeks ended November 5, 2007, interest expense increased $1,524, or 9.6%, to $17,442, as compared to the comparable prior year period primarily for reasons similar to those noted in the third fiscal quarter discussion coupled with the decrease from the prior year period primarily as a result of the conversion of a significant portion of our 2023 Convertible Notes into shares of our common stock during fiscal 2007. There was no similar conversion in the current year period.
     See Note 6 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.
Conversion Inducement Expense
     During the twelve and forty weeks ended November 6, 2006, we recorded conversion inducement expense of $2,807 and $6,406 as a result of payments made, in response to unsolicited offers, to induce the holders of $38,388 and $89,808 of our 2023 Convertible Notes to convert their notes into 4,369,165 and 10,221,579 shares of our common stock, respectively. There was no conversion inducement expense during the twelve and forty weeks ended November 5, 2007.
Other Income, Net
     Other income, net, consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2007	November 6, 2006	November 5, 2007	November 6, 2006
Rental income from properties leased to third parties, net	$509	$381	$1,557	$1,392
Interest income on notes receivable from franchisees, disposition properties and capital leases	401	239	782	861
Other, net	169	1,252	952	1,174

Total other income, net	$1,079	$1,872	$3,291	$3,427

     Other income, net, typically consists of lease and sublease income from non-franchisee tenants, interest income on notes receivable, and other non-operating items. Other income, net, decreased $793 during the twelve weeks ended November 5, 2007, as compared to the comparable period in the prior year. In the prior year period, other income included approximately $1,000 related to the favorable resolution of a gain contingency and the collection of a non-trade receivable that had previously been determined to be uncollectible. These events did not recur in the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
current year period. The decrease was partially offset by an increase in interest income related to the interest on non-trade notes receivable for the twelve weeks ended November 5, 2007.
Income Taxes
     Income tax expense consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 5, 2007	November 6, 2006	November 5, 2007	November 6, 2006
Federal and state income taxes	$5,145	$10,660	$23,011	$32,533
Foreign income taxes	243	222	840	844

Income tax expense	$5,388	$10,882	$23,851	$33,377

Effective income tax rate	41.9%	49.5%	40.6%	44.3%

     Our effective income tax rates for the twelve and forty weeks ended November 5, 2007 and November 6, 2006 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes.
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
Discontinued Operations
     Consistent with our strategy to focus on growing Carl’s Jr. and Hardee’s, including dual-branding them with our Mexican brands, Green Burrito and Red Burrito, on July 16, 2007, we sold our La Salsa restaurants and the related franchise operations to Buyer. Under the agreement, Santa Barbara Restaurant Group, Inc., a wholly-owned subsidiary of the Company, sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. for adjusted consideration of $15,889. The loss on disposal of $1,361 has been included in the loss from discontinued operations in our accompanying Condensed Consolidated Statements of Income for the forty weeks ended November 5, 2007. Under the terms of the agreement, the Buyer has a period of time following completion of the sale to validate the amounts of certain acquired operating assets and liabilities and capital expenditures. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa.
      During the forty weeks ended November 5, 2007, we received gross consideration of $5,776 in cash, $543 in receivables and three secured notes aggregating $9,570 from the Buyer. These notes are secured by the personal property of the Buyer, a pledge of the equity interests acquired by the Buyer in La Salsa, Inc. and La Salsa of Nevada, Inc. and certain personal and corporate guarantees. The notes are comprised of (i) a $1,000 note payable on August 15, 2007 and bearing interest at 10.0% per annum, (ii) a $1,000 note payable on September 14, 2007 and bearing interest of 10.0% per annum and (iii) a $7,570 note payable on January 28, 2008 and bearing interest of 10.0% per annum. During the twelve weeks ended November 5, 2007, received payment on the two $1,000 notes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
The remaining $7,570 note payable is included in accounts receivable, net in our accompanying Condensed Consolidated Balance Sheet as of November 5, 2007.
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
Liquidity and Capital Resources
     We currently finance our business through cash flows from operations and borrowings under our credit facility. We believe our most significant cash use during the next 12 months will be for capital expenditures. Based on our current capital spending projections, we expect capital expenditures for fiscal 2008 to be between $125,000 and $135,000. We amended and restated our Facility on March 27, 2007, and amended our Facility again on May 3, 2007 and August 27, 2007. On October 1, 2008, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. There was $15,167 of the 2023 Convertible Notes outstanding as of November 5, 2007. We anticipate that existing cash balances, borrowing capacity under our Facility, and cash provided by operations will be sufficient to service existing debt and to meet our operating and capital requirements for at least the next 12 months.
     During fiscal 2008, we launched a refranchising program that is expected to involve approximately 200 Hardee’s restaurant locations in a number of markets across the Midwest and Southeast United States. During the twelve and forty weeks ended November 5, 2007, we sold 60 and 106 company-operated Hardee’s restaurants and other real property with net book values of $17,318 and $34,568, respectively, to six franchisees. In connection with these transactions, we received aggregate consideration of $20,431 and $41,336, and recognized net gains of $147 and $3,513, which is included in facility action charges, net in our accompanying Condensed Consolidated Statements of Income for the twelve and forty weeks ended November 5, 2007, respectively, in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations. Subsequent to November 5, 2007, we sold an additional 30 company-operated restaurants to one franchisee for total proceeds of $11,672. We are currently in negotiations with other franchisees to sell an additional 55 company-operated restaurants for $21,750.
     We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of November 5, 2007, our current ratio was 0.76 to 1.
     Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. During the twelve and forty weeks ended November 5, 2007, we made $1,100 of regularly scheduled principal payments on the term loan. As of November 5, 2007, we had (i) borrowings outstanding under the term loan portion of our Facility of $268,900, (ii) borrowings outstanding under the revolving portion of our Facility of $49,000, (iii) outstanding letters of credit under the revolving portion of our Facility of $38,247, and (iv) availability under the revolving portion of our Facility of $112,753. As of November 5, 2007, we are permitted to make additional common stock repurchases and/or cash dividend payments of $98,786 and total

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
capital expenditures of $179,480 in fiscal 2008. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional details about our Facility, such as applicable interest rates, repayment schedule, restrictions, covenants and events that could result in an acceleration of amounts due.
     During the twelve weeks ended November 5, 2007, we entered into fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.2159%. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income. We recorded interest expense under the swaps of $1,839 during the twelve and forty weeks ended November 5, 2007 to adjust the carrying value of the interest rate swap agreements to the fair value. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future fair values. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure.
     The aggregate fair value of the interest rate swap agreements, inclusive of unpaid periodic settlements, was $5,294 as of December 11, 2007. If there was no additional change to the aggregate fair value of these financial instruments between December 11, 2007 and January 31, 2008, we would expect interest expense during our fourth fiscal quarter to include an additional charge of $3,455, representing a change in the fair value of the liability for these financial instruments from $1,839 as of November 5, 2007 to $5,294 as of January 31, 2008.
     The 2023 Convertible Notes bear interest at 4.0% annually, payable in semiannual installments due April 1 and October 1 each year, are unsecured general obligations of ours, and are contractually subordinate in right of payment to certain other of our obligations, including our Facility. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. Accordingly, the $15,167 of 2023 Convertible Notes have been included in current portion of bank indebtedness and other long-term debt in our accompanying Condensed Consolidated Balance Sheet as of November 5, 2007. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. The 2023 Convertible Notes became convertible into our common stock effective July 1, 2004, and will remain convertible throughout the remainder of their term. During the fiscal quarter ended May 21, 2007, the conversion rate changed from 113.8160 to 115.2148, resulting in an adjusted conversion price of $8.68.
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
     The terms of our Facility and the 2023 Convertible Notes are not dependent on any change in our credit rating. We believe the key Company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flows from operations, asset collateral bases and the level of our equity capital relative to our debt obligations. In addition, as noted above, our existing debt agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.
     Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, as modified during the forty weeks ended November 5, 2007, we are allowed to repurchase up to an aggregate of $350,000 of our common stock.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The following table summarizes the repurchase of common stock for the twelve and forty weeks ended November 5, 2007:

	Twelve Weeks	Forty Weeks
Common shares repurchased	4,796,899	13,199,219
Average price per share	$16.66	$17.68
Total cost, including trading commissions	$80,067	$233,695
Common shares retired	4,780,699	13,201,319
     As of November 5, 2007, we had 16,200 shares of common stock that had been repurchased, but not yet retired, and are shown as common stock held in treasury in our accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to November 5, 2007. As of January 31, 2007, we had 18,300 shares of common stock that had been repurchased, but not yet retired, and are shown as common stock held in treasury in our accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to January 31, 2007.
     Based on the Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (18,622,956 shares at an average price of $17.41 per share, for a total cost, including trading commissions, of $324,309), we are permitted to make additional repurchases of our common stock up to $25,691 under the Stock Repurchase Plan as of November 5, 2007. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act, under which we are allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter through the quarter ending January 28, 2008. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
     During the forty weeks ended November 5, 2007, we declared cash dividends of $0.18 per share of common stock, for a total of $10,725. Dividends payable of $3,304 and $2,694 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of November 5, 2007 and January 31, 2007, respectively. The dividends declared during the twelve weeks ended November 5, 2007 were subsequently paid on November 25, 2007.
     Subsequent to November 5, 2007, we continued to make discretionary repurchases of our common stock, which totaled 295,500 shares at an average price of $15.01 per share, for a total cost including commissions, of $4,445 and to repurchase our common stock in the open market, under our share repurchase plan under Rule 10b5-1. These repurchases were funded primarily by additional borrowings on the revolving portion of our Facility.
     During the forty weeks ended November 5, 2007, cash provided by operating activities was $106,281, a decrease of $28,589 or 21.2% from the prior year comparable period. This decrease is primarily attributable to decreases of $8,863 in net income, $17,599 in deferred income taxes and $5,744 in facility action charges, net, which were partially offset by an increase of $2,682 in share-based compensation expense and higher depreciation and amortization. The remaining fluctuation is attributable primarily to changes in operating assets and liabilities, including accounts receivable, accounts payable and other liability accounts. Working capital account balances can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.
     Cash used in investing activities during the forty weeks ended November 5, 2007 totaled $48,759, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, and collections on notes receivable.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Capital expenditures were as follows:

	Forty Weeks Ended
	November 5, 2007	November 6, 2006
Non-discretionary:
Remodels
Carl’s Jr.	$19,745	$1,509
Hardee’s	12,556	428
Capital Maintenance
Carl’s Jr.	12,780	6,480
Hardee’s	13,460	10,670
Corporate/other	5,677	16,595

Total non-discretionary	64,218	35,682

Discretionary:
New restaurants
Carl’s Jr.	13,414	8,495
Hardee’s	7,129	3,412
Dual-branding
Carl’s Jr.	1,077	2,034
Hardee’s	2,763	2,998
Real estate/franchise acquisitions	7,286	27,137
Corporate/other	2,282	3,536
Capital expenditures – discontinued operations	3,523	1,726

Total discretionary	37,474	49,338

Total	$101,692	$85,020

     Capital expenditures for the forty weeks ended November 5, 2007, increased $16,672, or 19.6%, over the comparable prior year period mainly due to increases in restaurant remodel/dual-branding activity and new restaurant construction, partially offset by a decrease in real property acquisitions, which were high in the prior year period and did not occur to the same extent in the current year period. Pursuant to our agreement to sell La Salsa, we expect the Buyer to reimburse us for substantially all of the capital expenditures – discontinued operations for the forty weeks ended November 5, 2007.
     Cash used in financing activities during the forty weeks ended November 5, 2007 was $48,709, which principally consisted of payments of $233,803 for the repurchases of common stock, payments of $10,115 of dividends and repayments of $4,200 of capital lease obligations, partially offset by borrowings under the term loan portion of our Facility of $200,179, net borrowings of $3,500 under the revolving portion of our Facility and proceeds from exercises of stock options of $2,649.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)
Interest Rate Risk
     Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. Our Facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin. As of November 5, 2007, we had $317,900 of borrowings and $38,247 of letters of credit outstanding under our Facility. During the twelve and forty weeks ended November 5, 2007, we entered into fixed rate swap agreements with a combined notional amount of $200,000. These agreements will expire on March 12, 2012. The effect of the agreements is to limit the interest rate exposure on a portion of our term loan debt under our Facility to a fixed rate of 6.2159%. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Condensed Consolidated Statements of Income. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future fair values.
     The aggregate fair value of the interest rate swap agreements, inclusive of unpaid periodic settlements, was $5,294 as of December 11, 2007. If there was no additional change to the aggregate fair value of these financial instruments between December 11, 2007 and January 31, 2008, we would expect interest expense during our fourth fiscal quarter to include an additional charge of $3,455, representing a change in the fair value of the liability for these financial instruments from $1,839 as of November 5, 2007 to $5,294 as of January 31, 2008.
     A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $1,179. The estimated reduction is based upon the outstanding balance of the borrowings under our Facility that are not covered by our interest rate swaps and the weighted-average interest rate for the fiscal year and assumes no change in the volume, index or composition of debt as in effect on November 5, 2007. As of November 5, 2007, a hypothetical increase of 100 basis points in short-term interest rates would also cause the fair value of our 2023 Convertible Notes to decrease approximately $133, and a hypothetical decrease of 100 basis points in short-term interest rates would cause the fair value of our 2023 Convertible Notes to increase approximately $135. The changes in fair value were determined by discounting the projected cash flows assuming redemption on October 1, 2008.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 5, 2007, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 5, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information.
Item 1. Legal Proceedings.
     See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.
Item 1A. Risk Factors.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(Dollars in thousands, except per share amounts)
Issuer Purchase of Equity Securities
     Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, as modified during the forty weeks ended November 5, 2007, we are allowed to repurchase up to an aggregate of $350,000 of our common stock.
     The following table summarizes the repurchase of common stock for the twelve and forty weeks ended November 5, 2007:

	Twelve Weeks	Forty Weeks
Common shares repurchased	4,796,899	13,199,219
Average price per share	$16.66	$17.68
Total cost, including trading commissions	$80,067	$233,695
Common shares retired	4,780,699	13,201,319
     As of November 5, 2007, we had 16,200 shares of common stock that had been repurchased, but not yet retired, and are shown as common stock held in treasury in our accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to November 5, 2007. As of January 31, 2007, we had 18,300 shares of common stock that had been repurchased, but not yet retired, and are shown as common stock held in treasury in our accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to January 31, 2007.
     Based on the Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (18,622,956 shares at an average price of $17.41 per share, for a total cost, including trading commissions, of $324,309), we are permitted to make additional repurchases of our common stock up to $25,691 under the Stock Repurchase Plan as of November 5, 2007. As part of our Stock Repurchase Plan, we have implemented a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act, under which we are allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter through the quarter ending January 28, 2008. Rule 10b5-1 allows us to repurchase our common stock when we might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
     The following table provides information as of November 5, 2007, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
				Maximum
				Dollar
				Value of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total	Price	of Publicly	Under the
	Number of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
August 14, 2007 — September 10, 2007	2,019,762	$17.27	2,019,762	$70,810
September 11, 2007 — October 8, 2007	1,067,800	16.52	1,067,800	53,137
October 9, 2007 — November 5, 2007	1,709,337	16.03	1,709,337	25,691

Total	4,796,899	$16.66	4,796,899	$25,691

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

Exhibit #
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on December 9, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the Securities and Exchange Commission on April 24, 1998).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.4	Certificate of Amendment of Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004 filed with the Securities and Exchange Commission on April 7, 2004).

3.5	Certificate of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed December 13, 2006.

3.6	Certificate of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed December 10, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC. (Registrant)
Date: December 12, 2007	/s/ Theodore Abajian
Theodore Abajian
Executive Vice President Chief Financial Officer

Exhibit Index

Exhibit #
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on December 9, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the Securities and Exchange Commission on April 24, 1998).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.4	Certificate of Amendment of Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004 filed with the Securities and Exchange Commission on April 7, 2004).

3.5	Certificate of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed December 13, 2006.

3.6	Certificate of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed December 10, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.