Form 10-K
period 2008-01-28
CKE RESTAURANTS INC
filed 2008-03-26
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2008
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

Registrant’s telephone number, including area code
(805) 745-7500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value 4% Convertible Subordinated Notes due 2023	New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 13, 2007 was $1,016,488,598.

The number of outstanding shares of the registrant’s common stock was 52,475,672 as of March 19, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of January 28, 2008, are incorporated by reference into Part III of this Report.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended January 28, 2008

i

PART I

Item 1.	Business

Our fiscal year ends on the last Monday in January each year. In this Annual Report on Form 10-K, we refer to the fiscal years by reference to the calendar year in which they end (e.g., the fiscal year ended January 28, 2008, is referred to as “fiscal 2008,” and the fiscal year ended January 29, 2007, is referred to as “fiscal 2007”). Fiscal 2008, 2007 and 2006 each include 52 weeks. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31. All dollar amounts, except per share amounts, presented in this Annual Report on Form 10-K are in thousands, unless otherwise noted.

Company Overview

As of January 31, 2008, we own, operate, franchise or license 3,083 quick-service restaurants, which are referred to in our industry as QSRs, primarily under the brand names Carl’s Jr.® and Hardee’s®. According to the June 25, 2007 issue of Nation’s Restaurant News, our Hardee’s and Carl’s Jr. chains are the eleventh and twelfth largest sandwich restaurant chains in the U.S., respectively, based on U.S. system-wide foodservice sales. Our system-wide restaurant portfolio as of January 31, 2008, consisted of:

	Carl’s Jr.	Hardee’s	Other	Total

Company-operated	406	560	1	967
Franchised and licensed	735	1,366	15	2,116

Total	1,141	1,926	16	3,083

Carl’s Jr.  The first Carl’s Jr. restaurant was opened in 1956. Our Carl’s Jr. restaurants are located predominantly in the Western United States. Carl’s Jr. restaurants offer superior quality food, a largely burger-based menu with other premium dining selections at reasonable prices and attentive customer service to create a very pleasant dining experience for our customers. As of January 31, 2008, 194 of our 406 company-operated Carl’s Jr. restaurants are dual-branded with Green Burrito®. These dual-branded Carl’s Jr. restaurants typically have both higher sales and profits. Carl’s Jr. is predominantly a lunch and dinner concept, with approximately 85% of Carl’s Jr. company-operated restaurants revenue coming from the lunch and dinner portion of its business in fiscal 2008.

Hardee’s.  The first Hardee’s restaurant was opened in 1960. Our Hardee’s restaurants are located predominantly in the Southeastern and Midwestern United States. Hardee’s lunch and dinner menu is anchored by its super-premium quality line of 1/3-, 1/2- and 2/3-lb. 100% Black Angus beef Thickburgerstm, which are complemented with best-in-class charbroiled and crispy chicken sandwiches. Historically, Hardee’s has been known as the best choice for breakfast in the QSR industry, with approximately 45% of company-operated restaurants revenue derived from that portion of its business in fiscal 2008. Hardee’s breakfast menu can attribute much of its success to the industry-first Made From Scratchtm biscuits and biscuit breakfast sandwiches. The brand’s emphasis on superior customer service coupled with its more balanced current menu now gives Hardee’s an ideal opportunity to build sales in all meal occasions.

Recent Developments

Seventh Amended and Restated Credit Facility (“Facility”) and Amendments Thereto.  On March 27, 2007, we amended and restated our senior credit facility. As amended, our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012. The principal amount of the term loan is scheduled to be repaid in quarterly installments through January 1, 2013. On March 7, 2008, we amended our Facility to modify one of our restrictive covenants for each of the quarters in fiscal 2009 through 2012.

Repurchase of Common Stock.  Pursuant to a program (“Stock Repurchase Plan”) authorized by our Board of Directors, as modified during fiscal 2008, we are allowed to repurchase up to an aggregate of $400,000 of our common stock in the open market. As part of our Stock Repurchase Plan, we implemented a stock repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), under which we were allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter. This plan expired on January 28, 2008. Rule 10b5-1 allows companies to repurchase their common stock when they might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. As of January 31, 2008, we have repurchased common stock totaling $357,253, with $266,640 of these repurchases occurring during fiscal 2008. Based on the Board of Directors’ authorization and the amount of cumulative repurchase of our common stock that we have already made thereunder, we are permitted to make additional repurchases of our common stock up to $42,747 under the Stock Repurchase Plan as of January 31, 2008.

Refranchising Program.  During fiscal 2008, we launched a refranchising program that is expected to involve approximately 200 Hardee’s restaurant locations in a number of markets across the Midwestern and Southeastern United States. During fiscal 2008, we sold 136 company-operated Hardee’s restaurants and other real property with net book values totaling $46,328 to seven franchisees. In connection with these transactions, we received aggregate consideration of $53,009 and recognized net gains of $2,457, which is included in facility action charges, net and $2,735 in initial franchisee fees, which is included in franchised and licensed restaurants and other revenue in our accompanying Consolidated Statement of Income for fiscal 2008 in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

Discontinued Operations.  On July 16, 2007, we sold our La Salsa Fresh Mexican Grill (“La Salsa”) restaurants and the related franchise operations to LAS Acquisition, LLC (“Buyer”). Under the agreement, Santa Barbara Restaurant Group, Inc. (“SBRG”), our wholly-owned subsidiary, sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. for adjusted consideration of $15,889. The loss on disposal of $1,389 has been included in the loss from discontinued operations in our accompanying Consolidated Statement of Income for fiscal 2008. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the divestiture of La Salsa qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this segment in discontinued operations in our accompanying Consolidated Financial Statements for all periods presented.

Interest Rate Swap Agreements.  During fiscal 2008, we entered into interest rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.2159%. The agreements were not designated as cash flow hedges under the terms of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income. We recorded interest expense under the swaps of $11,380 during fiscal 2008 to adjust the carrying value of the interest rate swap agreements to the fair value.

Adoption of New Accounting Pronouncements.  See Note 3 of Notes to Consolidated Financial Statements.

Use of Non-GAAP Financial Measures

In various places throughout this Annual Report on Form 10-K, we use certain non-GAAP financial measures, which we believe provide valuable information to our stockholders. An example of such a non-GAAP financial measure would be Adjusted EBITDA, which is a measure used by our senior lenders under our Facility to evaluate our ability to service debt and fund capital expenditures. Additional information regarding the non-GAAP financial measures used in this Annual Report can be found under the heading “Presentation of Non-GAAP Measures” in Item 7 of this Annual Report on Form 10-K.

Contact Information; Obtaining Copies of this Annual Report

We are incorporated in the State of Delaware. Our principal offices are located at 6307 Carpinteria Avenue, Suite A, Carpinteria, California, 93013. Our general website address is www.ckr.com.

Electronic copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge by visiting the “Investors” section of www.ckr.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at www.sec.gov.

In addition, print copies of any of the foregoing documents may be obtained free of charge by visiting the “Contact” section of www.ckr.com, or by contacting Investor Relations at (805) 745-7500.

Information contained in our website is not deemed to be a part of this Annual Report.

Competitive Strengths

The QSR industry is highly competitive. In order to maintain or increase their sales, a number of our major competitors have from time to time discounted certain menu items and promoted these or other “value items.” By contrast, we have developed and implemented a strategy to differentiate our Carl’s Jr. and Hardee’s brands from our competitors that includes the following elements:

•	promotion of distinctive, premium-quality, great tasting products such as the Carl’s Jr. line of 100% Black Angus beef Six Dollar Burgerstm, Hand-Scooped Ice Cream Shakes and Maltstm and authentic breakfast burritos and Breakfast Burgerstm; as well as Hardee’s line of 1/3-, 1/2- and 2/3-lb. 100% Black Angus beef Thickburgers, Hand-Scooped Ice Cream Shakes and Maltstm, and Made From Scratch breakfast biscuits;

•	utilization of gas-fired charbroilers in all of our Carl’s Jr. and Hardee’s restaurants to improve taste, operations and food safety; and

•	ongoing programs to elevate customer service at Carl’s Jr. and Hardee’s to an industry-leading level.

Carl’s Jr. and Hardee’s further differentiate themselves from their competitors by preparing their products according to exacting standards so that customers receive hot and fresh food, and by offering their customers the convenience of table service once the order is placed.

Carl’s Jr.  Carl’s Jr. is a well-recognized brand that has operated profitably in each of the past eleven fiscal years. The brand focuses on selling its signature products, such as the Carl’s Jr. Western Bacon Cheeseburgertm and a full line of Six Dollar Burgers, and on developing innovative new premium products, such as the Teriyaki Burgertm, Hand-Scooped Ice Cream Shakes and Malts and the Huevos Rancheros Breakfast Burritotm, to attract what we characterize as the “young, hungry guy.” Carl’s Jr.’s focus on this customer type is enhanced through edgy, breakthrough advertising and high visibility sports sponsorships with professional sports teams in its major markets, including the National Hockey League’s Anaheim Ducks, the National Basketball Association’s (“NBA”) Los Angeles Lakers and Sacramento Kings and Major League Baseball’s (“MLB”) Los Angeles Dodgers and Los Angeles Angels of Anaheim. The brand’s growth in recent years has come from new company-operated restaurants and from those built by its strong franchise community as well as its dual-branding opportunities with our Green Burrito brand.

Hardee’s.  Hardee’s is a well-recognized brand that has completed its turnaround phase and is now focused on long-term growth initiatives. The brand focuses on selling its signature products, such as the Thickburger and Made From Scratch breakfast biscuits, and on developing innovative new premium products, such as the Buffalo Chicken Sandwichtm and Boneless Buffalo Wings dipped in Franks® RedHot® buffalo wing sauce, the Breakfast Club Sandwichtm, Made from Scratch Blueberry Biscuits, the Patty Melt Thickburgertm, the latest Hand-Scooped Ice Cream Shakes and Malts flavors and the Hawaiian Chicken Sandwich, to attract what we characterize as the “young, hungry guy.” Hardee’s focus on this customer type is enhanced through edgy, breakthrough advertising and high visibility sports sponsorships with professional sports teams in its major markets, including the NBA’s Indiana Pacers and the MLB’s St. Louis Cardinals. While we believe the greatest opportunity for the brand is within building the lunch and dinner dayparts at our existing restaurants, we will gradually increase the number of new restaurants built and will continue to dual-brand with our Red Burritotm concept.

Business Strategy

We remain focused on vigorously pursuing a comprehensive business strategy. The main components of our strategy are as follows:

•	increase revenues, average unit volumes and operating income at Carl’s Jr. and Hardee’s;

•	increase development of new company-operated Carl’s Jr. and Hardee’s restaurants, primarily in existing core markets;

•	increase development of new franchised restaurants in the U.S. and licensed restaurants internationally for both Carl’s Jr. and Hardee’s;

•	refranchise strategic company-operated Hardee’s markets to support the long-term growth of the brand;

•	remain focused on restaurant fundamentals — quality, service and cleanliness;

•	capitalize on our unique brand positioning and cutting-edge advertising;

•	offer premium products that compete on quality, innovation and taste;

•	continue to capitalize on dual-branding opportunities available with Green Burrito and Red Burrito;

•	control costs and improve capital structure; and

•	remodel our existing store base to remain competitive.

Increasing average unit volume at Hardee’s remains a primary focus of our management team. The key driver in improving Hardee’s profitability is increasing sales. For fiscal 2008, the average unit volume (“AUV”) at our company-operated Hardee’s restaurants was approximately $954, up from $916 in fiscal 2007 and $874 in fiscal 2006. Franchise-operated AUV was approximately $964 at the end of fiscal 2008, up from $949 in fiscal 2007 and $897 in fiscal 2006.

Franchise Strategy

Our franchise and licensing strategy depends upon on our franchisees’ active involvement in and management of restaurant operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements. Generally, area development agreements require franchisees to open a specified number of restaurants in a designated geographic area within a specified period of time. Our franchise strategy is designed to accelerate the development of our restaurant chains and reduce the total capital we need to develop our brands.

Carl’s Jr.  Franchise agreements with Carl’s Jr. franchisees, which operate in Alaska, Arizona, California, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming, generally provide for franchise fees plus continuing royalty and advertising fees to us based upon a percentage of gross sales (generally 4.0% for royalties and 5.0% to 6.0% for advertising). As of January 31, 2008, our Carl’s Jr. franchisees and licensees operated 735 Carl’s Jr. restaurants, or approximately 64% of the Carl’s Jr. system. The Carl’s Jr. franchise community is actively developing new restaurants across the Carl’s Jr. system. The majority of our Carl’s Jr. franchisees own more than one restaurant, with 19 franchisees owning ten or more restaurants.

Hardee’s.  Franchise agreements with Hardee’s franchisees, who operate restaurants predominantly in the Southeastern and Midwestern United States, generally provide for franchise fees and royalty fees to us, and advertising fees to a national fund and/or a regional cooperative fund, based upon a percentage of gross sales (generally 4.0% for royalties and 4.0% to 6.0% for advertising). As of January 31, 2008, our Hardee’s franchisees and licensees operated 1,366 Hardee’s restaurants, or approximately 71% of the Hardee’s system. The majority of our Hardee’s franchisees own more than one restaurant, with 26 franchisees owning ten or more restaurants. Hardee’s enjoys a positive relationship with our franchisees and the Hardee’s franchise association. Our refranchising program, combined with improving sales and store economics, have stimulated new franchise restaurant growth in the Hardee’s system.

International.  Licensee development is an integral part of our growth strategy. Our international expansion efforts focus on penetrating existing markets while targeting new markets that have been identified as part of our strategic planning process. In fiscal 2008, we opened 50 international locations, the highest single year total in our history. Carl’s Jr. licensed restaurants currently operate in American Samoa, Malaysia, Mexico, Singapore and the Russian Federation. Hardee’s licensed restaurants are concentrated in the Middle East in the countries of Bahrain, Egypt, Jordan, Kuwait, Lebanon, Oman, Qatar and Saudi Arabia.

The results of executing our business strategy have been:

•	We evolved the system-wide mix of restaurants to one that is primarily franchise-operated. At the end of fiscal 2008, approximately 69% of Carl’s Jr. and Hardee’s restaurants combined were franchised.

•	Our same-store sales trends for company-operated restaurants, for each brand by quarter were:

	Carl’s Jr.	Hardee’s

Fiscal 2008
First Quarter	—%	1.8%
Second Quarter	2.0%	2.9%
Third Quarter	0.7%	2.7%
Fourth Quarter	1.4%	0.4%
Fiscal 2007
First Quarter	5.6%	5.6%
Second Quarter	4.8%	3.0%
Third Quarter	6.2%	5.6%
Fourth Quarter	2.8%	4.8%

•	Quarterly operating income (loss) from continuing operations by segment has been:

				Consolidated
				Operating
				Income from
				Continuing
	Carl’s Jr.	Hardee’s	Other	Operations

Fiscal 2008
First Quarter	$21,427	$8,596	$(36)	$29,987
Second Quarter	15,060	8,271	39	23,370
Third Quarter	14,570	4,599	310	19,479
Fourth Quarter	15,744	(239)	(14)	15,491
Fiscal 2007
First Quarter	$26,731	$7,034	$(128)	$33,637
Second Quarter	20,973	12,848	43	33,864
Third Quarter	16,513	10,219	3	26,735
Fourth Quarter	16,475	100	(117)	16,458

Financial Information about Operating Segments

We are engaged in the development, operation and franchising of quick-service restaurants, primarily under the brand names Carl’s Jr. and Hardee’s, principally in the U.S. Information about our revenues, operating results and assets is contained in Part II, Items 6 and 7 of this Annual Report on Form 10-K and in Note 21 of Notes to Consolidated Financial Statements. As shown in the table of quarterly operating income (loss) from continuing operations above, both Carl’s Jr. and Hardee’s typically generate operating income. In evaluating the profitability of our segments, we allocate much of our general and administrative expenses between these segments.

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

Restaurant Development

We have implemented a detailed five year capital spending plan to develop new company-operated restaurants and remodel existing restaurants. We perform extensive due diligence on prospective restaurant sites before we commit to opening, or permitting a franchisee to open, a restaurant at a location. We intend to accelerate the pace of new restaurant development by opening new company-operated and new franchise restaurants throughout both systems. We will continue to penetrate existing markets, while exploring new market opportunities as they arise. In fiscal 2008, we opened 23 new company-operated restaurants, and our franchisees and licensees opened 98 new restaurants. The average development cost for company-operated restaurants opened in fiscal 2008 is summarized in the following table.

	Average per restaurant(1)(2)
	Carl’s Jr.	Hardee’s

Building and leasehold improvements	$1,118	$1,039
Equipment	325	366

Total	$1,443	$1,405

(1)	The averages above are contingent upon a number of factors including, but not limited to, restaurant prototype, geographical area and local zoning requirements.

(2)	The majority of these restaurants were constructed on leased land. One Carl’s Jr. restaurant and one Hardee’s restaurant were constructed on land we purchased at a cost of $527 and $601, respectively.

Based on our current capital spending projections, we expect capital expenditures for the next three fiscal years to be approximately $420,000.

Restaurant Operations and Support

Our goal is to serve the highest quality products to our guests quickly in a clean environment. We utilize very strict procedures for food preparation, food quality, guest service and cleanliness. This is accomplished through two guiding principles — Operation QSC and Six Dollar Service.

Operation QSC puts in place the processes and procedures to operate our restaurants in the most efficient manner. Six Dollar Service ensures our crew people are doing everything possible to exceed our guests’ expectations and provide a very pleasant dining experience.

We charbroil our burgers for maximum flavor. We have transition plans in place to begin cooking all of our fried products in zero trans fat shortening. We cook, heat and assemble our lunch and dinner burgers and sandwiches after our guests place their orders for guaranteed freshness. Our Hardee’s breakfast menu, built on our Made From Scratch biscuits, continues to lead the industry.

Our commitment to quality in both our products and operations is supported by our training programs. A general manager oversees the operation of each company-operated Carl’s Jr. and Hardee’s restaurant. Our general managers complete a comprehensive training course which covers restaurant operations, safety awareness, people skills, and food safety. These training programs include a combination of instructor-led classroom training and in-restaurant, hands-on training in a certified training restaurant.

Our other training initiatives include Operation Drive-thru, which focuses on labor scheduling optimization and achieving drive-thru service standards. We offer English as a Second Language tools to help those crew members who need it to assimilate quicker. We are currently developing a Learning Management System which is a web-based tool that will enable us to deliver and track learning and training throughout the organization. The expected benefits include consistent delivery of training, an audit trail for compliance, a culture of recognition and accountability and talent management to develop management from within.

At the restaurant level, our general managers hire, train and supervise our crew members in accordance with our operations’ guidelines. Crew members that demonstrate a desire and aptitude for advancement can enter our Shift Leader Development Program to begin their careers in management. Training kiosks are being installed in all company-operated restaurants to better prepare our crew members and management teams for their careers with us.

Our general managers are supervised, coached and developed by district managers, who are typically responsible for seven to nine restaurants each. District managers are, in turn, supervised, coached and developed by a Regional Vice President or Regional Director of Operations.

Marketing and Advertising

Our marketing and advertising initiatives focus on building brand awareness through the balanced use of television, radio and print advertising. Carl’s Jr. company-operated restaurants contributed 4.5% of their sales for television, radio and print advertising during fiscal 2008. They also spent an additional 1.3% of sales on local advertising, billboards and point of purchase materials. Carl’s Jr. franchised restaurants contributed approximately 5.6% of their sales for advertising during fiscal 2008.

Hardee’s company-operated restaurants contributed 4.3% of their sales for television, radio and print advertising during fiscal 2008. They also spent an additional 1.6% of sales on local advertising, billboards and point of purchase materials. Hardee’s franchised restaurants contributed 3.6% to 6.3% of their sales for advertising during fiscal 2008.

Additional discussion of advertising can be found under the heading “Consolidated Expenses” in Item 7 of this Annual Report on Form 10-K.

Purchasing

We purchase most of the food products and packaging supplies used in our Carl’s Jr. restaurant system and warehouse and distribute such items to both company-operated and franchised Carl’s Jr. restaurants. A lesser number of franchised restaurants which are located outside our distribution service area receive food, packaging and supplies from The SYGMA Network, Inc. (“SYGMA”) and Meadowbrook Meat Company, Inc., dba MBM, Inc. (“MBM”). Our agreements with SYGMA and MBM expire on December 31, 2011 and July 14, 2010, respectively.

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

Excluding fresh baked buns, we purchase substantially all of the food, packaging and supplies sold or used in our Hardee’s restaurants from MBM. See “Risk Factors — We depend on our suppliers to deliver quality products to us timely” on page 12. MBM distributes products to our company-operated and franchised Hardee’s restaurants. Pursuant to the terms of our distribution agreements we are obligated to purchase substantially all of our specified product requirements from MBM through July 14, 2010. The prices and delivery fees we pay for MBM products are subject to adjustment in certain circumstances, which may include increases or decreases resulting from changes in MBM’s cost structure.

We seek competitive bids from suppliers on many of our products, and after meeting our approval, require approved suppliers of those products to routinely comply with certain quality assurance requirements including facility standards and product specifications.

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

We primarily compete with major restaurant chains, some of which dominate the QSR industry, and also compete with a variety of other take-out foodservice companies and fast-food restaurants. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, supermarkets and convenience stores. In selling franchises, we compete with many other restaurant franchisors, some of which have substantially greater financial resources and higher franchise AUVs.

Trademarks and Service Marks

We own numerous trademarks and service marks, and have registered many of those marks with the United States Patent and Trademark Office, including Carl’s Jr., the Happy Star logo, Hardee’s and proprietary names for a number of the Carl’s Jr. and Hardee’s menu items. We believe our trademarks and service marks have value and play an important role in our marketing efforts.

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

We, and our franchisees, must comply with the Fair Labor Standards Act and various federal and state laws governing employment matters, such as minimum wage, overtime pay practices, child labor laws, citizenship requirements and other working conditions. Many of our employees are paid hourly rates related to the federal and state minimum wage laws and, accordingly, increases in the minimum wage increase our labor costs. Federal and state laws may also require us to provide new or increased levels of employee benefits to our employees, many of whom are not currently eligible for such benefits. We believe we are operating in substantial compliance with all such laws and regulations.

We monitor our facilities for compliance with the Americans with Disabilities Act of 1990 (“ADA”) in order to conform to its requirements. Under the ADA, we could be required to expend funds to modify our restaurants to better provide service to, or make reasonable accommodation for the employment of, disabled persons. We believe that such expenditures, if required, would not have a material adverse effect on our consolidated financial position or results of operations.

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

We cannot provide assurance that all such environmental conditions have been identified by us. These conditions include the presence of asbestos-containing materials, leaking underground storage tanks and on-site spills. Further, certain properties formerly had landfills, historic industrial use, gasoline stations and/or dry cleaning businesses located on or near the premises. Corrective action, as required by the regulatory agencies, has been undertaken at some of the sites by former landowners or tenants. The enforcement of our rights against third parties for environmental conditions, such as off-site sources of contamination, may result in additional costs for us. However, we do not believe that any such costs, if incurred, would have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

We operate on a retail accounting calendar. Our fiscal year is comprised of 13 four-week accounting periods and ends on the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. Fiscal 2008, 2007 and 2006 each include 52 weeks. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31.

Our restaurant sales and, therefore, our profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel upon school vacations and improved weather conditions, which affect the public’s dining habits. See “Risk Factors — Our operations are seasonal and heavily influenced by weather conditions” on page 13.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Research and Development

We operate research and development facilities in California and Missouri. While research and development activities are important to our business, these expenditures are not material.

Employees

As of January 31, 2008, we employed approximately 26,000 persons, primarily in company-operated restaurants and in our corporate offices and distribution facilities. Past attempts to unionize our distribution center employees have been rejected by employee votes. We believe our employee relations are good.

Working Capital Practices

Information about our liquidity is contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K and the accompanying Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2008, 2007 and 2006.

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

Executive Officers of the Registrant

The names and ages, as of March 26, 2008, of our executive officers are as follows:

Name	Age	Position

Andrew F. Puzder	57	Chief Executive Officer and President
E. Michael Murphy	56	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Theodore Abajian	44	Executive Vice President and Chief Financial Officer
Noah J. Griggs, Jr.	44	Executive Vice President, Training — Carl’s Jr. and Hardee’s
Bradford R. Haley	49	Executive Vice President, Marketing — Carl’s Jr. and Hardee’s

Andrew F. Puzder was appointed to our Board of Directors in May 2001. Mr. Puzder became our Chief Executive Officer and President in September 2000. From February 1997 to September 2000, he served as our Executive Vice President, General Counsel and Secretary. Mr. Puzder was also Executive Vice President of Fidelity National Financial, Inc. (“FNF”) from January 1995 to June 2000. Mr. Puzder was a partner in the Costa Mesa, California law firm of Lewis, D’Amato, Brisbois & Bisgaard from September 1991 to March 1994, and a shareholder in the Newport Beach, California law firm of Stradling Yocca Carlson & Rauth from March 1994 until joining FNF in 1995.

E. Michael Murphy became our Executive Vice President, General Counsel and Secretary in January 2001, after serving as Senior Vice President of CKE and Senior Vice President, General Counsel of Hardee’s Food Systems, Inc. from July 1998. He was also named our Chief Administrative Officer in August 2006. For the ten years prior to 1998, Mr. Murphy was a partner of The Stolar Partnership law firm in St. Louis, Missouri.

Theodore Abajian became our Executive Vice President and Chief Financial Officer in May 2003. From March 2002 to May 2003, he served as our Executive Vice President, Chief Administrative Officer. From November 2000 to March 2002, Mr. Abajian served as President and Chief Executive Officer of SBRG, and as its Executive Vice President and Chief Financial Officer from May 1998. In addition, from January 2000 to October 2000, Mr. Abajian held the position of Senior Vice President and Chief Financial Officer for Checkers Drive-In Restaurants, Inc., and served as the Chief Financial Officer of Star Buffet, Inc. from July 1997 to May 1998. Mr. Abajian also served as a director of Staceys Buffet, Inc. from October 1997 to February 1998, and was Vice President and Controller with Summit Family Restaurants, Inc. from 1994 to 1998.

Noah J. Griggs, Jr. was named Executive Vice President, Training of Carl’s Jr. and Hardee’s in May 2007. Prior to that appointment, Mr. Griggs served as Executive Vice President, Hardee’s Operations for company-operated restaurants beginning in July 2000 and franchisee-operated restaurants beginning in July 2002. Mr. Griggs joined Hardee’s in July 1996 as Vice President of Quality and Standards and was named Senior Vice President of Operations in April 1998. Prior to joining Hardee’s, Mr. Griggs worked as Vice President of Operations for one of Hardee’s largest franchisees.

Bradford R. Haley was appointed Executive Vice President, Marketing for Hardee’s in September 2000. He also assumed responsibility for Carl’s Jr. marketing in January 2004. Prior to joining Hardee’s, Mr. Haley worked as Chief Marketing Officer for Church’s Chicken. From 1992 to 1999, Mr. Haley served as Corporate Vice President of Marketing Communications for Jack in the Box Inc.

Item 1A.	Risk Factors

We are engaged in a business strategy that includes the long-term growth of our operations. The success of a business strategy, by its very nature, involves a significant number of risks, many of which are discussed below:

Our success depends on our ability to compete with our competitors.

The foodservice industry is intensely competitive with respect to the quality and value of food products offered, service, price, dining experience and location. We compete with major restaurant chains, some of which dominate the QSR industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, take-out food service companies, fast food restaurants, supermarkets and convenience stores. In addition to competing with such companies for customers, we also must compete with them for access to qualified employees and management personnel, suitable restaurant locations and capable franchisees. Many of our competitors have substantially greater brand recognition, as well as greater financial, marketing, operating and other resources than we have, which may give them competitive advantages with respect to some or all of these areas of competition. As our competitors expand operations and marketing campaigns, we expect competition to intensify. Such increased competition could have a material adverse effect on our consolidated financial position and results of operations.

We may be unable to recover increased operating costs through price increases.

The QSR industry has historically attracted consumers that are lower income and/or pressed for time. An economic downturn that decreases our customers’ disposable incomes could have a negative impact on our sales and profitability. In addition, unfavorable macroeconomic trends or developments concerning factors such as increased food, labor and benefits costs and availability of experienced employees may also adversely affect our financial condition and results of operations. We may be unable to increase prices to match increased costs without further harming our sales. If we were unable to raise prices in order to recover increased costs for food, packaging, fuel, utilities, wages, clothing and equipment, our profitability would be negatively affected.

Restrictive covenants in our credit facility and outstanding senior indebtedness could adversely affect our business.

Our Facility and our other outstanding senior indebtedness contain restrictive covenants and, in the case of our Facility, requirements that we comply with certain financial ratios. Certain of these covenants limit our ability to take various actions, including the incurrence of additional debt, the guaranteeing of indebtedness and engaging in various types of transactions, including mergers and sales of assets, and making specified distributions or other restricted payments, including capital expenditures and other investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities. Failure to maintain financial ratios required by our Facility or to comply with the covenants in our Facility or our other indebtedness could also result in acceleration of our indebtedness, which would impair our liquidity and limit our ability to operate.

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

We receive royalties from our franchisees. As a result, our financial results are somewhat dependent upon the operational and financial success of our franchisees, including implementation of our strategic plans, as well as their ability to secure adequate financing. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased royalties. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future.

Changes in consumer preferences and perceptions, economic, market and other conditions could adversely affect our operating results.

The QSR industry is affected by changes in economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Multi-location foodservice businesses such as ours can also be materially and adversely affected by publicity resulting from poor food quality, food tampering, illness, injury or other health concerns or operating issues stemming from one or a limited number of restaurants. We can be similarly affected by consumer concerns with respect to the nutritional value of quick-service food.

Factors such as interest rates, inflation, gasoline prices, commodity costs, labor and benefits costs, legal claims, and the availability of management and hourly employees also affect restaurant operations and administrative expenses. In particular, increases in interest rates may increase land and construction costs and the cost and availability of borrowed funds, and thereby adversely affect our ability and our franchisees’ ability to finance new restaurant development and improvements and additions to existing restaurants. In addition, inflation can cause increased commodity and labor and benefits costs and can increase our operating expenses.

We face commodity price and availability risks.

We and our franchisees purchase large quantities of food and supplies which may be subject to substantial price fluctuations. We purchase agricultural and livestock products that are subject to price volatility caused by weather, supply, global demand, fluctuations in the value of the U.S. dollar, commodity market conditions and other factors that are not predictable or within our control. Increases in commodity prices could result in higher restaurant operating costs. Since we have a higher concentration of company-operated restaurants than many of our competitors, we may have greater operating cost exposure than those competitors who are more heavily franchised. Occasionally, the availability of commodities can be limited due to circumstances beyond our control. If we are unable to obtain such commodities, we may be unable to offer related products, which would have a negative impact on our profitability.

We depend on our suppliers to deliver quality products to us timely.

Our profitability is dependent on, among other things, our continuing ability to offer premium-quality food at moderate prices. While we continue to operate our own distribution business for most of our Carl’s Jr. system, we rely upon an independent distributor for our Hardee’s restaurants. Our Hardee’s restaurants depend on the distribution services of MBM, a national distributor of food and other products. MBM is responsible for delivering food, packaging and other products from our suppliers to our Hardee’s restaurants on a frequent and routine basis. MBM also provides distribution services to nearly all of our Hardee’s franchisees. Pursuant to the terms of our distribution agreement, we are obligated to purchase substantially all of our specified product requirements from MBM through July 14, 2010. We cannot, however, predict the terms or prices upon which we will be able to purchase supplies from MBM, or from any other supplier, after expiration of the agreement.

Significant increases in fuel costs could result in the imposition of fuel surcharges by our suppliers and distributors which could adversely affect our operating margins if we do not pass such increased costs through in our prices. In addition, our dependence on frequent deliveries of food and packaging products subjects our restaurants to the risk that shortages or interruptions in supply, caused by adverse weather, catastrophic events or other conditions outside of our control, could adversely affect the availability, quality and cost of ingredients. Any disruption in these distribution services could have a material adverse effect on our consolidated financial position and results of operations.

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether accurate or not , could reduce the production and supply of important food products, cause damage to our reputation and adversely affect our sales and profitability.

Reports, whether true or not, of food-borne illnesses, such as e-coli, avian flu, bovine spongiform encephalopathy (commonly known as mad cow disease), hepatitis A or salmonella, and injuries caused by food tampering have, in the past, severely impacted the production and supply of certain food products, including poultry and beef. A reduction in the supply of such food products could have a material effect on the price at which we could obtain them. Failure to procure food products, such as poultry or beef, at reasonable terms and prices or any reduction in consumption of such food products by consumers could have a material adverse effect on our consolidated financial condition and results of operations.

In addition, reports, whether or not true, of food-borne illnesses or the use of hormones, antibiotics or pesticides in the production of certain food products may cause consumers to reduce or avoid consumption of such food products. Our brands’ reputations are important assets to us, and any such reports could damage our brands’ reputations and immediately and severely hurt sales and profits. If customers become ill from food-borne illnesses or food tampering, we could be forced to temporarily close some, or all, of our restaurants. In addition, instances of food-borne illnesses or food tampering occurring at the restaurants of competitors, could, by resulting in negative publicity about the QSR industry, adversely affect our sales on a local, regional, or national basis.

Our operations are seasonal and heavily influenced by weather conditions.

Weather, which is unpredictable, can adversely impact our sales. Harsh weather conditions that discourage customers from dining out result in lost opportunities for our restaurants. A heavy snowstorm can leave an entire metropolitan area snowbound, resulting in a reduction in sales. Our first and fourth quarters, most notably the fourth quarter, include winter months when there is historically a lower level of sales. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods adversely impacts our profitability. These adverse, weather-driven events have a more pronounced impact on our Hardee’s restaurants. For these reasons, a sequential quarter-to-quarter comparison may not be a good indication of our performance or how we may perform in the future.

Our business may suffer due to our inability to hire and retain qualified personnel and due to higher labor costs.

Given that our restaurant-level workforce requires large numbers of both entry-level and skilled employees, low levels of unemployment could compromise our ability to provide quality service in our restaurants. From time to time, we have had difficulty hiring and maintaining qualified restaurant management personnel. Increases in the minimum wage have negatively impacted our labor costs. Due to the labor-intensive nature of our business, a continuing shortage of labor or increases in minimum wage levels could have additional negative effects on our consolidated results of operations.

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

Our strategic plan, and a component of our business strategy, includes the construction of new restaurants and the remodeling of existing restaurants. We and our franchisees face competition from other restaurant operators, retail chains, companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of our expansion plans. If we experience delays in the construction process, we may be unable to complete such construction activities at the planned cost, which would adversely affect our future results from operations. Additionally, we cannot assure you that such remodels will increase the revenues generated by these restaurants or be sustainable. Likewise, we cannot be sure that the sites we select for new restaurants will result in restaurants whose sales results meet our expectations.

We are subject to certain health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation, damage to our reputation and lower profits.

We, and our franchisees, are subject to various federal, state and local laws. The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor and immigration law, (including applicable minimum wage requirements, overtime pay practices, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the ADA. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be accordingly harmed. Injury to our reputation would, in turn, likely reduce revenues and profits.

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among restaurants. As a result, we may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses. The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationship with our franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect our reported results of operations.

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, along with the ADA, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We have experienced and expect further increases in payroll expenses as a result of federal and state mandated increases in the minimum wage. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us.

We are also subject to various federal, state and local environmental laws. These laws govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions or contamination relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurant or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. The costs of any cleanup could be significant and have a material adverse effect on our consolidated financial position and results of operations.

We may not be able to adequately protect our intellectual property, which could decrease the value of our brands and products.

The success of our business depends on the continued ability to use existing trademarks, service marks and other components of our brands in order to increase brand awareness and further develop branded products. All of the steps we have taken to protect our intellectual property may not be adequate.

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

Our principal exposures to financial market risks are the impact that interest rate changes could have on our Facility, the magnitude of which depends on the amount of borrowings we have outstanding, and on the fair value of our interest rate swap agreements. As of January 31, 2008, under the revolving portion of our Facility, we had $66,500 in borrowings that either bore interest at Prime plus an applicable margin, or 7.00%, or were locked in at the London Inter Bank Offering Rate (“LIBOR”) plus 1.50% for fixed terms of approximately 30 days, per the terms of our Facility. As of January 31, 2008, borrowings on the revolving loan bore interest at a weighted-average rate of 5.76% per annum. As of January 31, 2008, we also had $268,225 outstanding under the term loan portion of our Facility, which bore interest at LIBOR plus an applicable margin, or a weighted-average rate of 5.51%, and $38,247 in outstanding letters of credit, which bore fees at 1.50%.

The fair value of our interest rate swap agreements, which effectively fix future interest payments on $200,000 of our term loan debt at 6.2159% through March 2012, is directly linked both to current interest rates and to expected future interest rates over their remaining term. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future fair value. If there was no additional change to the aggregate fair value of these financial instruments between March 19, 2008 and May 19, 2008, we would expect interest expense during our first quarter of fiscal 2009 to include an additional charge of $3,876, representing a change in the fair value of the liability for these financial instruments from $11,380 as of January 31, 2008 to $15,256 as of May 19, 2008.

Our financial results may be impacted by changes in accounting policies and practices.

As of the beginning of fiscal 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which required us to recognize, in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Future changes to U.S. generally accepted accounting principles (“GAAP”) may materially adversely affect our consolidated financial position and results of operations if we are required to change our methods of accounting for transactions. See Note 2 of Notes to Consolidated Financial Statements for a discussion of accounting pronouncements not yet adopted.

Catastrophic events may disrupt our business.

Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as hurricanes, earthquakes, or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive products from our suppliers.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth information regarding our restaurant properties as of January 31, 2008:

	Land and	Land Leased	Land and
	Building	and Building	Building
	Owned	Owned	Leased	Total

Carl’s Jr.:
Company-operated	19	124	263	406
Franchise-operated(1)	10	45	164	219
Third party-operated/vacant(2)	5	2	11	18

Subtotal	34	171	438	643

Hardee’s:
Company-operated	291	119	150	560
Franchise-operated(1)	27	65	107	199
Third party-operated/vacant(2)	16	15	48	79

Subtotal	334	199	305	838

Other:
Company-operated	—	—	1	1
Third party-operated/vacant(2)	—	2	1	3

Subtotal	—	2	2	4

Total:
Company-operated	310	243	414	967
Franchise-operated(1)	37	110	271	418
Third party-operated/vacant(2)	21	19	60	100

Total	368	372	745	1,485

(1)	“Franchise-operated” properties are those which we own and lease to franchisees, or lease and sublease to franchisees.

(2)	“Third party-operated/vacant” properties are those we own or lease that are either leased or subleased by unaffiliated entities or are currently vacant.

The terms of our leases and subleases vary in length, with primary terms (i.e., before consideration of option periods) expiring on various dates through fiscal 2029. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options.

Our corporate headquarters and Carl’s Jr. brand headquarters are both located in Carpinteria, California, and combined they contain approximately 78,000 square feet of space. Our primary administrative service center is located in Anaheim, California, and contains approximately 78,000 square feet of space. Our primary distribution center is located in Ontario, California, and contains approximately 201,000 square feet of space. A secondary distribution center for the Carl’s Jr. brand is located in Manteca, California, and contains approximately 52,000 square feet of space. Our Hardee’s corporate facility is located in St. Louis, Missouri, and contains approximately 54,000 square feet of space. Our Hardee’s equipment distribution center is located in Rocky Mount, North Carolina, and contains approximately 82,000 square feet of space.

Item 3.	Legal Proceedings

There are currently a number of claims and lawsuits pending against us. These claims and lawsuits cover a variety of allegations spanning our entire business. The following is a brief description of the more significant of these categories of claims and lawsuits. In addition, we are subject to various federal, state and local regulations that affect our business. As of January 31, 2008, we estimated the contingent liability of those losses related to other litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $723 to $2,405.

Employees

We employ many thousands of persons, both by us and in restaurants owned and operated by our subsidiaries. In addition, thousands of persons from time to time seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing and promotion practices.

Customers

Our restaurants serve a large cross-section of the public and, in the course of serving that many people, disputes arise as to products, services, accidents and other matters typical of an extensive restaurant business such as ours.

Suppliers

We rely on large numbers of suppliers who are required to meet and maintain our high standards. On occasion, disputes may arise with our suppliers on a number of issues including, but not limited to, compliance with product specifications and certain business concerns. Additionally, disputes may arise on a number of issues between us and individuals or entities who claim they should have been granted the approval or opportunity to supply products or services to our restaurants.

Franchising

A substantial number of our restaurants are franchised to independent entrepreneurs operating under contractual arrangements with us. In the course of the franchise relationship, disputes occasionally arise between us and our franchisees relating to a broad range of subjects including, without limitation, quality, service and cleanliness issues, contentions regarding terminations of franchises, and delinquent payments. Additionally, occasional disputes arise between us and individuals who claim they should have been granted a franchise.

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

Our common stock is listed on the New York Stock Exchange under the symbol “CKR”. As of March 19, 2008, there were approximately 1,702 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the New York Stock Exchange Composite Tape:

	High	Low

Fiscal 2008
First Quarter	$21.35	$18.25
Second Quarter	23.24	15.40
Third Quarter	18.41	15.19
Fourth Quarter	15.43	11.31
Fiscal 2007
First Quarter	$18.50	$15.17
Second Quarter	17.37	14.00
Third Quarter	20.00	14.55
Fourth Quarter	20.04	17.57

During fiscal 2008, we declared aggregate cash dividends of $0.24 per share of common stock, for a total of $13,873.

Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, as modified during fiscal 2008, we are allowed to repurchase up to an aggregate of $400,000 of our common stock.

The following table summarizes the repurchase of shares of common stock for fiscal 2008:

Shares repurchased	15,854,519
Average price per share	$16.80
Total cost, including trading commissions	$266,640
Shares retired	15,845,019

We had 27,800 and 18,300 shares of common stock that had been repurchased but not yet retired as of January 31, 2008 and 2007, respectively. These shares are shown as common stock held in treasury on our accompanying Consolidated Balance Sheets and were retired subsequent to the balance sheet dates.

Based on our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (21,278,256 shares at an average price of $16.79 per share, for a total cost, including trading commissions, of $357,253), we are permitted to make additional repurchases of our common stock up to $42,747 under the Stock Repurchase Plan as of January 31, 2008. As part of our Stock Repurchase Plan, we implemented a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act, under which we were allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter. This plan expired on January 28, 2008. Rule 10b5-1 allows companies to repurchase their common stock when they might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

The following table provides information with respect to shares of common stock repurchased by us during the fiscal quarter ended January 28, 2008:

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total	Average	as Part of	that May Yet Be
	Number of	Price	Publicly	Purchased Under
	Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs

November 6, 2007 — December 3, 2007	410,600	$14.92	410,600	$19,550
December 4, 2007 — December 31, 2007	118,100	14.34	118,100	17,853
January 1, 2008 — January 28, 2008	2,126,600	11.80	2,126,600	42,747

Total	2,655,300	$12.40	2,655,300	$42,747

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on January 31, 2003 in (i) our common stock, (ii) the QSR Peer Group and (iii) the Standard and Poor (S&P) Small Cap 600 Index. Our stock price performance shown in the graph below may not be indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CKE Restaurants, Inc. — CKR, QSR Peer Group
And The S&P Small Cap 600 Index

	2003	2004	2005	2006	2007	2008
CKE Restaurants, Inc	$100.00	$212.15	$374.86	$436.74	$555.25	$374.59
QSR Peer Group(1)	$100.00	$163.99	$202.37	$230.08	$267.08	$271.72
S&P Small Cap 600	$100.00	$152.54	$164.83	$201.26	$214.43	$195.59

*	$100 invested on January 31, 2003 in stock or index-including reinvestment of dividends.

(1)	The QSR Peer Group is comprised of the following companies: Jack in the Box Inc., McDonalds Corp., Wendy’s International, Inc. and Yum! Brands, Inc.

Item 6.	Selected Financial Data

The information set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. All amounts, except per share amounts, presented in Item 6 are in thousands.

Selected Financial and Operating Data

	Fiscal Year Ended January 31,(1)
	2008		2007		2006		2005		2004

Consolidated Statements of Operations Data:
Revenue:
Company-operated restaurants	$1,201,577		$1,225,227		$1,162,179		$1,170,323		$1,100,619
Franchised and licensed restaurants and other	333,057		316,844		307,012		300,764		268,868

Total revenue	$1,534,634		$1,542,071		$1,469,191		$1,471,087		$1,369,487

Operating income(2)	$88,327		$110,694		$80,368		$63,326		$28,620
Interest expense(3)	33,033		19,768		22,988		36,775		40,043
Income tax expense (benefit)(4)	24,659		34,019		(122,962)		654		3,991
Income (loss) from continuing operations	35,072		54,194		182,709		22,979		(15,196)
Loss from discontinued operations(5)(6)	(3,996)		(4,022)		(1,570)		(4,963)		(38,024)
Net income (loss)	31,076		50,172		181,139		18,016		(53,220)
Income (loss) from continuing operations per share — basic	0.59		0.85		3.08		0.40		(0.26)
Income (loss) from continuing operations per share — diluted	0.57		0.77		2.54		0.39		(0.26)
Loss from discontinued operations per share — diluted	(0.07)		(0.05)		(0.03)		(0.09)		(0.66)
Net income (loss) per share — diluted	$0.50		$0.72		$2.51		$0.30		$(0.92)
Weighted-average shares outstanding — diluted	62,559		72,377		73,250		59,583		57,536
Cash dividends declared per common share	$0.24		$0.16		$0.16		$—		$—
Ratio of earnings to fixed charges(7)	1.9	x	2.8	x	2.1	x	1.3	x	—
Segment Operating Data:
Carl’s Jr.:
Total revenue	$845,634		$830,961		$802,761		$792,829		$725,055
Operating income	66,801		80,692		80,047		59,826		54,634
Hardee’s:
Total revenue	685,273		706,884		661,509		673,172		642,694
Operating income (loss)	21,227		30,201		11,600		3,398		(26,277)

	Fiscal Year Ended January 31,(1)
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,993	$18,620	$21,279	$18,363	$54,291
Working capital deficit	(47,510)	(33,631)	(27,038)	(74,907)	(43,820)
Total assets	791,711	796,638	795,428	669,434	730,742
Total long-term debt and capital lease obligations, including current portion	392,036	178,055	264,662	317,048	418,176
Stockholders’ equity	145,242	378,846	308,938	119,668	100,658

(1)	Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31. Fiscal 2008, 2007, 2006 and 2004 include 52 weeks. Fiscal 2005 includes 53 weeks. The results of operations for La Salsa have been classified as discontinued operations for all periods presented.

(2)	Fiscal 2008, 2007, 2006, 2005 and 2004, include $(577), $3,543, $6,481, $9,975 and $17,212, respectively, of facility action charges, net, which are included in operating income (loss).

(3)	Fiscal 2008 includes $11,380 of interest expense related to changes in the fair value of our interest rate swap agreements.

(4)	Fiscal 2006 includes a $147,988 income tax benefit related to the reversal of previously established valuation allowance against deferred income tax assets.

(5)	Discontinued operations contain the financial results of La Salsa in fiscal 2008, 2007, 2006, 2005 and 2004 and the financial results of Timber Lodge in fiscal 2005 and 2004.

(6)	Fiscal 2004 includes a $34,059 impairment charge to reduce the carrying value of La Salsa goodwill to $0.

(7)	For purposes of calculating the ratio of earnings to fixed charges, (a) earnings represent income (loss) before income taxes, discontinued operations and fixed charges, and (b) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations, amortization of debt issuance costs and a portion of rental expense that is representative of the interest factor (deemed by us to be one-third). Earnings were sufficient to cover fixed charges for fiscal 2008, 2007, 2006 and 2005, and insufficient to cover fixed charges for fiscal 2004 by $11,205.

Selected Financial and Operating Data by Segment

	Fiscal Year Ended January 31,(1)
	2008	2007	2006	2005	2004

Carl’s Jr. Restaurants
Restaurants open (at end of fiscal year):
Company-operated	406	393	428	428	426
Franchised and licensed	735	694	621	586	580

Total	1,141	1,087	1,049	1,014	1,006

Restaurant revenue:
Company-operated restaurants	$595,272	$590,613	$574,663	$567,960	$523,945
Franchised and licensed restaurants(2)	853,391	795,520	700,590	679,734	596,318
Company-operated average unit volume (trailing-13 periods)	1,493	1,440	1,341	1,301	1,187
Company-operated same-store sales increase	0.9%	4.9%	2.2%	7.7%	2.9%
Restaurant operating costs as a percentage of company-operated restaurants revenue	78.5%	76.3%	76.6%	78.9%	79.8%
Hardee’s Restaurants
Restaurants open (at end of fiscal year):
Company-operated	560	696	663	677	721
Franchised and licensed	1,366	1,210	1,330	1,357	1,400

Total	1,926	1,906	1,993	2,034	2,121

Restaurant revenue:
Company-operated restaurants	$605,986	$634,264	$587,082	$601,068	$575,238
Franchised and licensed restaurants(2)	1,196,505	1,156,201	1,173,442	1,203,750	1,186,490
Company-operated average unit volume (trailing-13 periods)	954	916	874	862	792
Company-operated same-store sales increase (decrease)	2.0%	4.8%	(0.2)%	7.0%	2.5%
Restaurant operating costs as a percentage of company-operated restaurants revenue	83.6%	81.9%	84.5%	85.7%	90.7%

(1)	Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31. Fiscal 2008, 2007, 2006 and 2004 include 52 weeks. Fiscal 2005 includes 53 weeks.

(2)	Franchised and licensed restaurant operations are not included in our Consolidated Statements of Income; however, franchised and licensed restaurants revenues result in royalties and rental revenues, which are included in franchised and licensed restaurants and other revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes and Selected Financial and Operating Data included elsewhere in this Annual Report on Form 10-K.

Overview

Highlights from fiscal 2008 include:

•	Consolidated revenue decreased 0.5%, to $1,534,634 in fiscal 2008 from $1,542,071 in fiscal 2007.

•	Carl’s Jr. same-store sales increased for the eighth consecutive year in fiscal 2008, growing 0.9% at company-operated restaurants, following a 4.9% increase in fiscal 2007.

•	Hardee’s same-store sales increased 2.0% at company-operated restaurants in fiscal 2008, following a 4.8% increase in fiscal 2007.

•	Annual average unit volume increased 3.7%, to $1,493, for Carl’s Jr. company-operated restaurants and increased 4.1%, to $954, for Hardee’s company-operated restaurants.

•	Carl’s Jr. total restaurant operating costs as a percentage of company-operated restaurants revenue increased 220 basis points to 78.5% in fiscal 2008, as compared to 76.3% in fiscal 2007.

•	Hardee’s total restaurant operating costs as a percentage of company-operated restaurants revenue increased 170 basis points to 83.6% in fiscal 2008, as compared to 81.9% in fiscal 2007.

•	Income before income taxes and discontinued operations decreased $28,482, or 32.3%, to $59,731 in fiscal 2008, as compared to $88,213 in fiscal 2007.

•	Net income decreased to $31,076, or $0.50 per diluted share. This represents a decrease of $19,096 from the prior year net income.

•	During fiscal 2008, we repurchased 15,854,519 shares of our common stock for $266,640 under our Stock Repurchase Plan.

•	On March 27, 2007, we amended and restated our senior credit facility. As amended, our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012. The principal amount of the term loan is scheduled to be repaid in quarterly installments through January 1, 2013. On March 7, 2008, we amended our Facility to modify one of our restrictive covenants for each of the quarters in fiscal 2009 through 2012.

•	During fiscal 2008, we declared cash dividends of $0.06 per share of our common stock each quarter for a total of $0.24 per share for a total of $13,873.

•	During fiscal 2008, we launched a refranchising program that is expected to involve approximately 200 Hardee’s restaurant locations in a number of markets across the Midwestern and Southeastern United States. During fiscal 2008, we sold 136 company-operated Hardee’s restaurants and other real property with net book values totaling $46,328 to seven franchisees. In connection with these transactions, we received aggregate consideration of $53,009 and recognized net gains of $2,457 and initial franchise fees of $2,735.

We are a nationwide owner, operator and franchisor of QSRs, operating principally under the Carl’s Jr. and Hardee’s brand names. Based on U.S. system-wide sales, our Hardee’s and Carl’s Jr. chains are the eleventh and twelfth largest quick-service hamburger restaurant chains in the U.S., respectively, according to the June 25, 2007 issue of Nation’s Restaurant News. As of January 31, 2008, the Carl’s Jr. system included 1,141 restaurants, of which we operated 406 restaurants and our franchisees and licensees operated 735 restaurants. Carl’s Jr. restaurants are predominately located in the Western United States, primarily in California. As of January 31, 2008, the Hardee’s system consisted of 1,926 restaurants, of which we operated 560 restaurants and our franchisees and licensees operated 1,366 restaurants. Hardee’s restaurants are located predominately throughout the Southeastern and Midwestern United States.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

We derive our revenue primarily from sales at company-operated restaurants and revenue from franchisees, including franchise and royalty fees, sales to Carl’s Jr. franchisees and licensees of food and packaging products, rental revenue under real property leases and revenue from the sale of equipment to our franchisees. Restaurant operating expenses consist primarily of food and packaging costs, payroll and other employee benefits and occupancy and other operating expenses of company-operated restaurants. Franchise operating costs include the cost of food and packaging products sold to Carl’s Jr. franchisees and licensees, lease payments or depreciation expense on properties leased or subleased to our franchisees, the cost of equipment sold to franchisees and franchise administrative support. Our revenue and expenses are directly affected by the number and sales volume of company-operated restaurants and, to a lesser extent, franchised and licensed restaurants.

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

For all of these policies, we caution that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Our most significant accounting policies require:

•	estimation of future cash flows used to assess the recoverability of long-lived assets and to establish the estimated liability for closed restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, general and auto liability insurance programs;

•	determination of appropriate estimated liabilities for loss contingencies;

•	determination of appropriate assumptions to use in evaluating leases for capital versus operating lease treatment, establishing depreciable lives for leasehold improvements and establishing straight-line rent expense periods;

•	estimation of the appropriate allowances associated with franchisee and licensee receivables;

•	determination of the appropriate assumptions to use to estimate the fair value of share-based compensation; and

•	estimation of our net deferred income tax asset valuation allowance, liabilities related to uncertain tax positions and effective tax rate.

Descriptions of these critical accounting policies follow.

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale

During the second and fourth quarter of each fiscal year, and whenever events and/or circumstances indicate that the carrying value of assets may be impaired, we perform an asset recoverability analysis. In connection with this analysis, we estimate future cash flows for each of our restaurants based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans and other relevant

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

information. We generally estimate the useful life of restaurants on owned property to be 20 to 40 years and estimate the remaining useful life of restaurants subject to leases to range from the end of the lease term then in effect to the end of such lease term including option periods. We also make assumptions about future same-store sales and operating expenses. We then estimate the future cash flows from operating the restaurant over its estimated useful life. In reaching a conclusion as to whether or not impairment has occurred, we consider the period of time since the restaurant was opened or remodeled, trends in operating results and expectations for future sales growth. If an estimate of the fair value of our assets becomes necessary, we typically base such estimate on forecasted cash flows discounted at an estimated weighted-average cost of capital.

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

As of January 31, 2008, we had a total of 78 restaurants among our two major restaurant concepts that generated negative cash flows on a trailing-13 period basis. These restaurants had combined net book values of $22,603. If these negative cash flow restaurants were not to begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be unrecoverable and we may recognize additional impairment charges in the future.

Impairment of Goodwill

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested annually for impairment, or more frequently if events and/or circumstances indicate that the asset might be impaired. We perform our annual impairment test during the first quarter of our fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The impairment test is performed at the reporting unit level. We consider the reporting unit level to be the brand level as the components (e.g., restaurants) within each brand have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. The impairment test consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill.

During the first quarter of fiscal 2008, we evaluated the Carl’s Jr. brand, the only one of our brands for which goodwill is recorded. As a result of our evaluation, we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of January 31, 2008, we had $22,649 in goodwill recorded in our accompanying Consolidated Balance Sheet, all of which relates to Carl’s Jr.

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

A significant assumption used in determining the amount of the estimated liability for closed restaurants is the amount of the estimated liability for future lease payments on vacant restaurants. We estimate the cost to maintain leased vacant properties until the lease can be abated. If the costs to maintain properties increase, or it takes longer than anticipated to sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms that we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. As of January 31, 2008, the present value of our operating lease payment obligations on all closed restaurants was approximately $5,107, which represents the discounted amount we would be required to pay if we are unable to enter into sublease agreements or terminate the leases prior to the terms required in the lease agreements. However, it is our experience that we can often terminate those leases for less than that amount, or sublease the property and accordingly, we have recorded an estimated liability for operating lease obligations of $2,410 as of January 31, 2008.

Estimated Liability for Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have obtained stop loss insurance for individual workers’ compensation, general and auto liability claims over $500. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 4.0% as of January 31, 2008. In determining our estimated liability, management, with the assistance of our actuary, develops assumptions based on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development. Our actual future claim loss development may be better or worse than the development we estimated in conjunction with our actuary, in which case our reserves would require adjustment.

As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we would be required to adjust the expected losses upward and increase our future self-insurance expense.

Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of January 31, 2008, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $37,026.

Loss Contingencies

We maintain accrued liabilities for contingencies related to litigation. We account for contingent obligations in accordance with SFAS 5, Accounting for Contingencies, which requires that we assess each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and for which the amount of such settlement is reasonably estimable are accrued in our Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we record an accrued liability equal to the low end of the range. In accordance with SFAS 5, as of January 31, 2008, we have recorded an accrued liability for

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

contingencies related to litigation in the amount of $173 (see Notes 9 and 26 of Notes to Consolidated Financial Statements for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the recorded liabilities and related consolidated financial statement disclosure. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Consolidated Financial Statements.

In addition, as of January 31, 2008, we estimated our potential exposure for those loss contingencies related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $723 to $2,405. In accordance with SFAS 5, we have not recorded a liability for these contingent losses.

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

Franchised and Licensed Operations

We monitor the financial condition of certain franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter, we perform an analysis to estimate bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our Consolidated Financial Statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Additionally, we cease accruing royalties and rental revenue from franchisees during the fiscal quarter in which we determine that collectability of such amounts is not reasonably assured. Over time, our assessment of individual franchisees may change. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally six months) such that we determined an allowance was no longer required.

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

Many of the restaurants that we sold to Hardee’s and Carl’s Jr. franchisees as part of our various past and present refranchising programs were on leased sites. Generally, we remain principally liable for the lease and have

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

entered into a sublease with the franchisee on the same terms as the primary lease. In such cases, we account for the sublease payments received as franchise rental revenue and the lease payments we make as rental expense in franchised and licensed restaurants and other expense in our Consolidated Statements of Income. As of January 31, 2008, the present value of our total obligation on lease arrangements with Hardee’s and Carl’s Jr. franchisees (including subsidized leases — see further discussion below) was $30,958 and $75,730, respectively. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past; however, we can provide no assurance that this will not occur.

In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of January 31, 2008, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $15,290 and $4,687, respectively. Financially troubled franchisees include those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, transfer the restaurant to another franchisee, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property’s carrying value was impaired, we would record a charge to operations for the amount the carrying value of the property exceeds its fair value. As of January 31, 2008, the net book value of property under lease to Hardee’s franchisees that are considered to be financially troubled franchisees was approximately $333 and is included in the amount above.

In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, we record an estimated liability for future lease obligations on restaurants operated by franchisees for which we are the primary obligee on the date the franchisee closes the restaurant to the extent that the expected future sublease income is less than our obligations under the lease. Also, we record an estimated liability for subsidized lease payments when we sign a sublease agreement committing us to the subsidy.

The amount of the estimated liability is established using the methodology described in “Estimated Liability for Closed Restaurants” above. Because losses are typically not probable and/or able to be reasonably estimated, we have not established an additional estimated liability for potential losses that may be incurred in the future under our franchise sublease arrangements. The present value of future sublease obligations from three financially troubled franchisees is approximately $1,075. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s brand.

Share-Based Compensation

As discussed in Notes 1 and 22 of Notes to Consolidated Financial Statements, we have various share-based compensation plans that provide restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. Prior to our adoption of SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), at the beginning of fiscal 2007, we accounted for share-based compensation in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method of accounting, as opposed to using the fair value method prescribed in SFAS 123R. During fiscal years ended January 31, 2008, 2007 and 2006, we recorded share-based compensation expense of $11,378, $8,368 and $188, respectively. (See Note 22 of Notes to Consolidated Financial Statements for analysis of the effect of certain changes in assumptions used to determine the fair value of share-based compensation.)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Income Taxes

Our income tax expense, deferred income tax assets and liabilities, valuation allowance against deferred income tax assets and reserves for uncertain tax positions reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the U.S. and various foreign jurisdictions. Significant judgments and estimates are required in determining our consolidated income tax expense.

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

As of January 31, 2005, we maintained a valuation allowance against substantially all of our net deferred income tax assets, since we had determined, based primarily on a history of cumulative losses in recent years and uncertainty regarding the timing and amounts of future taxable income, that realization of our deferred income tax assets was not more likely than not. During the fourth quarter of fiscal 2006, after considering a number of factors, including a three-year history of cumulative earnings, utilization of NOL carryforwards in fiscal 2006 and estimated taxable income in future years, we determined we would more likely than not realize substantial future tax benefits from our deferred income tax assets. As a result of this analysis, we reduced our valuation allowance by $159,959 as of January 31, 2006. $11,971 of the aggregate tax benefit from the reversal of the valuation allowance was recorded as an increase to additional paid-in capital for the tax benefit from the exercise of stock options during and prior to fiscal 2006.

During the fourth quarter of fiscal 2007, we determined that we would more likely than not realize additional future tax benefits from our deferred income tax assets. This determination was based on a number of factors, including our ability, for the first time in several years, to utilize more foreign tax credits than we generated in fiscal 2007 and our projected future foreign source income. As a result of our analysis, we reduced our valuation allowance by $4,884 as of January 31, 2007.

At the beginning of fiscal 2008, we adjusted certain beginning of the year gross deferred tax assets. These deferred tax assets were subject to a full valuation allowance, and therefore, the corresponding valuation allowance was reduced by a like amount. As of the beginning of the year, we reduced our gross deferred tax assets and correspondingly reduced our valuation allowance for these items in the amount of $4,995. Subsequent to the first quarter of fiscal 2008, we further reduced our gross deferred income tax assets and our valuation allowance by an additional $6,296. During the second quarter of fiscal 2008, we decreased our valuation allowance by $4,426 because we expect to realize the tax benefit associated with our federal capital loss carryforward as a result of the taxable gain on the disposal of La Salsa. The benefit recognized as a result of the valuation allowance reversal for our federal capital loss carryforward has been included in the determination of the income tax expense on the disposal of La Salsa, which is included in loss from discontinued operations in our accompanying Consolidated Statement of Income for fiscal 2008 (see Note 20 of Notes to Consolidated Financial Statements). Our remaining valuation allowance of $28,105 as of January 31, 2008, relates to state capital loss carryforwards, certain state NOL and income tax credit carryforwards and other temporary differences related to various states in which one or more of our entities file separate income tax returns. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

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

Franchised Operations

Like others in the QSR industry, some of our franchisees experience financial difficulties from time to time with respect to their operations. Our approach to dealing with financial and operational issues that arise from these situations is described under Critical Accounting Policies — Franchised and Licensed Operations. Some franchisees in the Hardee’s system have experienced significant financial problems and, as discussed above, there are a number of potential resolutions of these financial issues.

We continue to work with our franchisees in an attempt to maximize our future franchising income. Our franchising income is dependent on both the number of restaurants operated by franchisees and their operational and financial success, such that they can make their royalty and rent payments to us. Although we review the allowances for doubtful accounts and the estimated liability for closed restaurants subleased to franchisees, there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee. As of January 31, 2008, our consolidated allowance for doubtful accounts on notes receivable was 12.1% of the gross balance of notes receivable, and our consolidated allowance for doubtful accounts on accounts receivable was 0.8% of the gross balance of accounts receivable. When appropriate, we establish notes receivable pursuant to completing workout agreements with financially troubled franchisees. We cease accruing royalties and rental revenue from franchisees during the fiscal quarter in which we determine that collectability of such amounts is not reasonably assured. As of January 31, 2008, we have not recognized, on a cumulative basis, $452 in accounts receivable and $5,548 in notes receivable, nor the royalty and rental revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements. We still experience specific problems with troubled franchisees (see Critical Accounting Policies — Franchised and Licensed Operations) and may be required to increase the amount of our allowances for doubtful accounts and/or increase the amount of our estimated liability for future lease obligations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Operating Review

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our accompanying Consolidated Statements of Income for fiscal 2008, 2007 and 2006:

	2008	2007	2006

Revenue:
Company-operated restaurants	78.3%	79.5%	79.1%
Franchised and licensed restaurants and other	21.7	20.5	20.9

Total revenue	100.0	100.0	100.0

Operating costs and expenses:
Restaurant operating costs(1):
Food and packaging	29.7	28.8	29.4
Payroll and other employee benefits	29.2	29.1	29.4
Occupancy and other	22.3	21.3	21.9

Total restaurant operating costs	81.1	79.2	80.6

Franchised and licensed restaurants and other(2)	77.6	75.6	77.2
Advertising(1)	5.9	5.8	6.0
General and administrative	9.4	9.5	9.4
Facility action charges, net	—	0.2	0.4

Operating income	5.8	7.2	5.5
Interest expense	(2.2)	(1.3)	(1.6)
Conversion inducement expense	—	(0.4)	—
Other income, net	0.3	0.2	0.2

Income before income taxes and discontinued operations	3.9	5.7	4.1
Income tax expense (benefit)	1.6	2.2	(8.4)

Income from continuing operations	2.3%	3.5%	12.4%

(1)	As a percentage of company-operated restaurants revenue.

(2)	As a percentage of franchised and licensed restaurants and other revenue.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

The following table shows the change in our Carl’s Jr. and Hardee’s restaurant portfolios for fiscal 2008:

	Carl’s	Hardee’s	Total(1)

Company-operated restaurants
Open as of January 31, 2007	393	696	1,090
New	16	7	23
Closed	(3)	(12)	(15)
Divested	—	(136)	(136)
Acquired	—	5	5

Open as of January 31, 2008	406	560	967

Franchised and licensed restaurants
Open as of January 31, 2007	694	1,210	1,919
New	53	45	98
Closed	(12)	(20)	(32)
Divested	—	(5)	(5)
Acquired	—	136	136

Open as of January 31, 2008	735	1,366	2,116

Total restaurants
Open as of January 31, 2007	1,087	1,906	3,009
New	69	52	121
Closed	(15)	(32)	(47)
Divested	—	(141)	(141)
Acquired	—	141	141

Open as of January 31, 2008	1,141	1,926	3,083

(1)	“Total” includes one company-operated and 15 franchised Green Burrito restaurants that were open as of January 31, 2007 and 2008.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations and are classified in the same way as we present segment information (see Note 21 of Notes to Consolidated Financial Statements).

	Fiscal 2008
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total

Company-operated restaurants revenue	$595,272	$605,986	$319	$—	$1,201,577

Restaurant operating costs:
Food and packaging	172,990	183,228	114	—	356,332
Payroll and other employee benefits	159,828	190,567	131	—	350,526
Occupancy and other	134,685	132,577	110	—	267,372

Total restaurant operating costs	467,503	506,372	355	—	974,230

Franchised and licensed restaurants and other revenue:
Royalties	31,851	43,375	524	(60)	75,690
Distribution centers	195,144	24,307	—	(10)	219,441
Rent	21,751	7,908	—	—	29,659
Retail sales of variable interest entity	—	—	2,954	—	2,954
Franchise fees	1,616	3,697	—	—	5,313

Total franchised and licensed restaurants and other revenue	250,362	79,287	3,478	(70)	333,057

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	5,845	6,106	—	—	11,951
Distribution centers	194,929	24,421	—	—	219,350
Rent and other occupancy	18,601	5,494	—	—	24,095
Operating costs of variable interest entity	—	—	2,969	(70)	2,899

Total franchised and licensed restaurants and other expenses	219,375	36,021	2,969	(70)	258,295

Advertising	34,424	35,897	3	—	70,324

General and administrative	56,501	87,363	171	—	144,035

Facility action charges, net	1,030	(1,607)	—	—	(577)

Operating income	$66,801	$21,227	$299	$—	$88,327

Company-operated average unit volume (trailing-13 periods)	$1,493	$954
Franchise-operated average unit volume (trailing-13 periods)	$1,197	$964
Company-operated same-store sales increase	0.9%	2.0%
Franchise-operated same-store sales (decrease) increase	(0.6)%	0.4%
Company-operated same-store transaction (decrease) increase	(2.9)%	0.8%
Average check (actual $)	$6.80	$4.97
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.1%	30.2%
Payroll and employee benefits	26.8%	31.4%
Occupancy and other	22.6%	21.9%
Total restaurant operating costs	78.5%	83.6%
Advertising as a percentage of company-operated restaurants revenue	5.8%	5.9%

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Fiscal 2007
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total

Company-operated restaurants revenue	$590,613	$634,264	$350	$—	$1,225,227

Restaurant operating costs:
Food and packaging	170,142	182,695	115	—	352,952
Payroll and other employee benefits	154,791	201,008	134	—	355,933
Occupancy and other	125,750	135,716	110	—	261,576

Total restaurant operating costs	450,683	519,419	359	—	970,461

Franchised and licensed restaurants and other revenue:
Royalties	29,692	47,546	487	(70)	77,655
Distribution centers	187,533	16,995	—	(8)	204,520
Rent	21,211	7,426	—	—	28,637
Retail sales of variable interest entity	—	—	3,467	—	3,467
Franchise fees	1,912	653	—	—	2,565

Total franchised and licensed restaurants and other revenue	240,348	72,620	3,954	(78)	316,844

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	5,283	4,339	—	—	9,622
Distribution centers	185,271	17,840	—	—	203,111
Rent and other occupancy	18,280	5,117	—	—	23,397
Operating costs of variable interest entity	—	—	3,437	(47)	3,390

Total franchised and licensed restaurants and other expenses	208,834	27,296	3,437	(47)	239,520

Advertising	33,318	37,589	7	—	70,914

General and administrative	56,770	89,885	284	—	146,939

Facility action charges, net	664	2,494	385	—	3,543

Operating income (loss)	$80,692	$30,201	$(168)	$(31)	$110,694

Company-operated average unit volume (trailing-13 periods)	$1,440	$916
Franchise-operated average unit volume (trailing-13 periods)	$1,205	$949
Company-operated same-store sales increase	4.9%	4.8%
Franchise-operated same-store sales increase	5.4%	4.3%
Company-operated same-store transaction increase	0.7%	1.4%
Average check (actual $)	$6.49	$4.89
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	28.8%	28.8%
Payroll and employee benefits	26.2%	31.7%
Occupancy and other	21.3%	21.4%
Total restaurant operating costs	76.3%	81.9%
Advertising as a percentage of company-operated restaurants revenue	5.6%	5.9%

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Fiscal 2006
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total

Company-operated restaurants revenue	$574,663	$587,082	$434	$—	$1,162,179

Restaurant operating costs:
Food and packaging	166,863	174,611	148	—	341,622
Payroll and other employee benefits	150,559	190,486	193	—	341,238
Occupancy and other	123,031	131,149	149	—	254,329

Total restaurant operating costs	440,453	496,246	490	—	937,189

Franchised and licensed restaurants and other revenue:
Royalties	26,224	42,050	433	(86)	68,621
Distribution centers	179,222	24,458	—	(139)	203,541
Rent	20,968	7,121	—	—	28,089
Retail sales of variable interest entity	—	—	4,279	—	4,279
Franchise fees	1,684	798	—	—	2,482

Total franchised and licensed restaurants and other revenue	228,098	74,427	4,712	(225)	307,012

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	4,610	5,171	—	—	9,781
Distribution centers	174,149	24,930	—	—	199,079
Rent and other occupancy	18,213	5,959	—	—	24,172
Operating costs of variable interest entity	—	—	4,299	(256)	4,043

Total franchised and licensed restaurants and other expenses	196,972	36,060	4,299	(256)	237,075

Advertising	34,660	35,282	8	—	69,950

General and administrative	48,837	77,668	11,623	—	138,128

Facility action charges, net	1,792	4,653	36	—	6,481

Operating income (loss)	$80,047	$11,600	$(11,310)	$31	$80,368

Company-operated average unit volume (trailing-13 periods)	$1,341	$874
Franchise-operated average unit volume (trailing-13 periods)	$1,160	$897
Company-operated same-store sales increase (decrease)	2.2%	(0.2)%
Franchise-operated same-store sales increase (decrease)	0.7%	(2.2)%
Company-operated same-store transaction decrease	(3.0)%	(2.7)%
Average check (actual $)	$6.22	$4.76
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.0%	29.7%
Payroll and employee benefits	26.2%	32.4%
Occupancy and other	21.4%	22.3%
Total restaurant operating costs	76.6%	84.5%
Advertising as a percentage of company-operated restaurants revenue	6.0%	6.0%

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Fourth Quarter Fiscal 2008
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total

Company-operated restaurants revenue	$139,301	$120,567	$70	$—	$259,938

Restaurant operating costs:
Food and packaging	40,170	36,362	39	—	76,571
Payroll and other employee benefits	36,948	39,648	29	—	76,625
Occupancy and other	32,366	27,278	22	—	59,666

Total restaurant operating costs	109,484	103,288	90	—	212,862

Franchised and licensed restaurants and other revenue:
Royalties	7,438	10,233	130	(69)	17,732
Distribution centers	45,814	6,094	—	(2)	51,906
Rent	4,677	2,014	—	—	6,691
Retail sales of variable interest entity	—	—	361	—	361
Franchise fees	421	1,070	—	—	1,491

Total franchised and licensed restaurants and other revenue	58,350	19,411	491	(71)	78,181

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,323	1,442	—	—	2,765
Distribution centers	45,781	6,064	—	—	51,845
Rent and other occupancy	4,132	1,472	—	—	5,604
Operating costs of variable interest entity	—	—	407	(11)	396

Total franchised and licensed restaurants and other expenses	51,236	8,978	407	(11)	60,610

Advertising	7,474	6,988	1	—	14,463

General and administrative	13,633	20,107	17	—	33,757

Facility action charges, net	80	856	—	—	936

Operating income (loss)	$15,744	$(239)	$46	$(60)	$15,491

Company-operated same-store sales increase	1.4%	0.4%
Franchise-operated same-store sales (decrease) increase	(2.2)%	0.3%
Company-operated same-store transaction decrease	(2.2)%	(3.2)%
Average check (actual $)	$7.05	$5.11
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	28.8%	30.2%
Payroll and employee benefits	26.5%	32.9%
Occupancy and other	23.2%	22.6%
Total restaurant operating costs	78.6%	85.7%
Advertising as a percentage of company-operated restaurants revenue	5.4%	5.8%

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Fourth Quarter Fiscal 2007
	Carl’s Jr.	Hardee’s	Other(A)	Eliminations(B)	Total

Company-operated restaurants revenue	$133,041	$145,030	$77	$—	$278,148

Restaurant operating costs:
Food and packaging	38,805	41,508	25	—	80,338
Payroll and other employee benefits	34,800	46,747	30	—	81,577
Occupancy and other	29,302	32,010	24	—	61,336

Total restaurant operating costs	102,907	120,265	79	—	223,251

Franchised and licensed restaurants and other revenue:
Royalties	7,214	9,476	105	(37)	16,758
Distribution centers	43,332	3,464	—	(2)	46,794
Rent	5,151	1,326	—	—	6,477
Retail sales of variable interest entity	—	—	723	—	723
Franchise fees	234	98	—	—	332

Total franchised and licensed restaurants and other revenue	55,931	14,364	828	(39)	71,084

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,282	1,237	—	—	2,519
Distribution centers	43,245	3,618	—	—	46,863
Rent and other occupancy	4,332	944	—	—	5,276
Operating costs of variable interest entity	—	—	742	(16)	726

Total franchised and licensed restaurants and other expenses	48,859	5,799	742	(16)	55,384

Advertising	7,065	8,817	2	—	15,884

General and administrative	13,524	22,032	65	—	35,621

Facility action charges, net	142	2,381	111	—	2,634

Operating income (loss)	$16,475	$100	$(94)	$(23)	$16,458

Company-operated same-store sales increase	2.8%	4.8%
Franchise-operated same-store sales increase	2.6%	4.1%
Company-operated same-store transaction (decrease) increase	(2.1)%	1.9%
Average check (actual $)	$6.77	$4.94
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.2%	28.6%
Payroll and employee benefits	26.2%	32.2%
Occupancy and other	22.0%	22.1%
Total restaurant operating costs	77.3%	82.9%
Advertising as a percentage of company-operated restaurants revenue	5.3%	6.1%

(A)	“Other” consists of Green Burrito and amounts that we do not believe would be proper to allocate to the operating segments.

(B)	“Eliminations” consists of the elimination of royalty revenues and expenses generated between Hardee’s and a variable interest entity franchisee included in our Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Presentation of Non-GAAP Measures

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

Our maximum annual capital expenditures are limited by our Facility, based on a sliding scale driven by our Adjusted EBITDA. The Adjusted EBITDA amounts for the fiscal years ended January 31, 2007 and 2006 presented herein have been calculated using the definition in our Facility and are presented for comparative purposes.

As previously discussed, on July 16, 2007, we sold our La Salsa restaurants and the related franchise operations. In accordance with SFAS 144, the divestiture of La Salsa qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this segment in discontinued operations in our accompanying Consolidated Financial Statements for all periods presented. There were certain general and administrative expenses that had previously been allocated to our La Salsa operating segment that we expect to continue to incur after the divestiture. As such, those expenses have been reallocated to our continuing operations in our accompanying Consolidated Financial Statements and the Adjusted EBITDA calculations presented below.

	Fiscal 2008
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total

Net income (loss)	$39,698	$8,286	$(12,912)	$(3,996)	$31,076
Interest expense	2,764	8,921	21,348	22	33,055
Income tax expense (benefit)	26,283	5,552	(7,176)	1,953	26,612
Depreciation and amortization	31,579	31,023	159	1,341	64,102
Facility action charges, net	1,030	(1,607)	—	(705)	(1,282)
Share-based compensation expense	4,358	7,020	—	—	11,378

Adjusted EBITDA	$105,712	$59,195	$1,419	$(1,385)	$164,941

	Fiscal 2007
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total

Net income (loss)	$48,359	$6,499	$(664)	$(4,022)	$50,172
Interest expense	3,991	15,491	286	(17)	19,751
Income tax expense (benefit)	30,342	4,077	(400)	(2,120)	31,899
Depreciation and amortization	26,328	32,821	219	3,050	62,418
Facility action charges, net	664	2,494	385	5,003	8,546
Share-based compensation expense	3,205	5,163	—	—	8,368

Adjusted EBITDA	$112,889	$66,545	$(174)	$1,894	$181,154

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

	Fiscal 2006
				Discontinued
	Carl’s Jr.	Hardee’s	Other	Operations	Total

Net income (loss)	$74,406	$(5,575)	$113,878	$(1,570)	$181,139
Interest expense	4,255	18,641	92	28	23,016
Income tax expense (benefit)	1,888	—	(124,850)	(926)	(123,888)
Depreciation and amortization	24,958	35,473	166	3,558	64,155
Facility action charges, net	1,792	4,653	36	1,544	8,025
Share-based compensation expense	26	162	—	—	188

Adjusted EBITDA	$107,325	$53,354	$(10,678)	$2,634	$152,635

The following table reconciles Adjusted EBITDA (a non-GAAP measure) to net cash flows provided by operating activities (a GAAP measure) for fiscal 2008, 2007 and 2006:

	2008	2007	2006

Net cash provided by operating activities	$121,365	$163,145	$116,173
Interest expense	33,055	19,751	23,016
Income tax expense	26,612	31,899	(123,888)
Amortization of deferred loan fees	(930)	(3,097)	(3,312)
Change in fair value of interest rate swap agreements	(11,380)	—	—
Recovery of (provision for) losses on accounts and notes receivable	1,070	192	(176)
Loss on sales of property and equipment, capital leases and extinguishment of debt	(4,429)	(3,449)	(3,180)
Deferred income taxes	(14,979)	(25,961)	125,478
Other non-cash charges	(48)	(77)	(88)
Net change in receivables, inventories, prepaid expenses and other current and non-current assets	8,431	9,095	4,390
Change in estimated liability for closed restaurants and estimated liability for self-insurance	5,028	5,181	13,701
Net change in accounts payable and other current and long-term liabilities	1,123	(15,585)	521
Dividends on unvested restricted stock awards	23	60	—

Adjusted EBITDA	$164,941	$181,154	$152,635

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Fiscal 2008 Compared with Fiscal 2007 and Fiscal 2007 Compared with Fiscal 2006

Carl’s Jr.

The following table shows the Carl’s Jr. restaurant portfolio as of January 31, 2008, 2007 and 2006, revenue for the fiscal years then ended and changes in the restaurant portfolio and revenue during the most recent two fiscal years:

	Restaurant Portfolio					Fiscal Year Revenue
				2008-2007	2007-2006				2008-2007	2007-2006
	2008	2007	2006	Change	Change	2008	2007	2006	Change	Change

Company-operated	406	393	428	13	(35)	$595,272	$590,613	$574,663	$4,659	$15,950
Franchised and licensed	735	694	621	41	73	250,362	240,348	228,098	10,014	12,250

Total	1,141	1,087	1,049	54	38	$845,634	$830,961	$802,761	$14,673	$28,200

Company-Operated Restaurants

Revenue from company-operated restaurants increased $4,659, or 0.8%, to $595,272 during fiscal 2008 as compared to the prior year, mainly due to an increase in same-store sales of 0.9%, in addition to the net impact of the opening of 16 new company-operated restaurants and the closing of three restaurants, partially offset by the impact of the divestiture of 40 restaurants to franchisees during fiscal 2007. Same-store sales were positively impacted by the successful promotion of the Buffalo Chicken Sandwich and Boneless Buffalo Wings dipped in Franks RedHot buffalo wing sauce, the Chipotle Chicken Salad, the Breakfast Club Sandwichtm, the Teriyaki Burger and the Patty Melt, and the latest Hand-Scooped Ice Cream Shakes and Maltstm flavors such as mint chip and OrangeSicletm. AUV for the trailing-13 periods ended January 31, 2008, reached $1,493, a 3.7% increase over the prior year. During the same period, the average guest check increased by 4.8%. In addition, price increases were implemented in the third and fourth quarters of fiscal 2008.

Revenue from company-operated restaurants increased $15,950, or 2.8%, to $590,613 during fiscal 2007 as compared to fiscal 2006, mainly due to increases in same-store sales of 4.9%, in addition to the net impact of the opening of seven new company-operated restaurants and the closing of two restaurants, partially offset by the divestiture of 40 restaurants to franchisees. Same-store sales were positively impacted by the successful promotion of the popular “meat-as-a-condiment” Pastrami Burger, Jalapeño Burgertm and Philly Cheesesteak Burgertm, the latest Hand-Scooped Ice Cream Shakes and Malts mint chip flavor and the introduction of the Smoked Sausage Breakfast Sandwich. AUV for the trailing-13 periods ended January 31, 2007, reached $1,440, a 7.4% increase over fiscal 2006. During the same period, the average guest check increased by 4.3%.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

The changes in restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

	2008	2007

Restaurant operating costs as a percentage of company-operated restaurants revenue for the prior year	76.3%	76.6%
Increase in depreciation and amortization expense	0.7	0.1
Increase in workers’ compensation expense	0.4	0.6
Increase (decrease) in rent expense and property taxes	0.4	(0.1)
Increase (decrease) in labor costs, excluding workers’ compensation	0.3	(0.5)
Increase (decrease) in food and packaging costs	0.3	(0.2)
Increase in repairs and maintenance expense	0.3	—
Other, net	(0.2)	(0.2)

Restaurant operating costs as a percentage of company-operated restaurants revenue for the current year	78.5%	76.3%

Depreciation and amortization expense as a percentage of company-operated restaurants revenue increased during fiscal 2008 as compared to fiscal 2007, mainly due to the addition of new assets related to the rollout of new point-of-sale software and related hardware and asset additions from increased restaurant remodel activity.

Workers’ compensation expense as a percentage of company-operated restaurants revenue increased during fiscal 2008 as compared to fiscal 2007 due primarily to an increase of $2,487 in our self-insured workers’ compensation liability related to a single claim from 1982, which was partially offset by favorable claims reserves adjustments recorded in the current year period for all other open claims as a result of actuarial analyses of outstanding claims reserves. Workers’ compensation expense as a percentage of company-operated restaurants revenue increased during fiscal 2007 as compared to fiscal 2006 due to the impact of favorable claims reserves adjustments recorded in fiscal 2006, as a result of actuarial analyses of outstanding claims reserves, that did not recur to the same extent in fiscal 2007, partially offset by the benefit of greater sales leverage and favorable actuarial trends in claim frequency and severity.

Rent expense as a percentage of company-operated restaurants revenue increased during fiscal 2008 as compared to fiscal 2007, due mainly to rental rate increases resulting from Consumer Price Index and fair market value adjustments and the refranchising during fiscal 2007 of a number of company-operated restaurants that were on owned property.

Labor costs, excluding workers’ compensation, as a percentage of company-operated restaurants revenue increased during fiscal 2008 as compared to fiscal 2007 due primarily to an increase in minimum wage rates, partially offset by decreased restaurant manager bonuses due to store performance. Labor costs, excluding workers’ compensation, as a percentage of company-operated restaurants revenue decreased during fiscal 2007 as compared to fiscal 2006, mainly due to more effective management of direct labor costs and the benefit of greater sales leverage.

Food and packaging costs as a percentage of company-operated restaurants revenue increased during fiscal 2008 as compared to the prior year, due primarily to higher commodity costs for dairy, potatoes, produce and oil products, in addition to an increase in soft drink syrup prices. Food and packaging costs as a percentage of company-operated restaurants revenue decreased during fiscal 2007 as compared to fiscal 2006 due primarily to decreases in the cost of several commodities such as beef, pork, poultry and cheese, which were partially offset by an increase in packaging costs and in distribution costs related to the relocation of our main distribution center.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Repairs and maintenance expense increased as a percentage of company-operated restaurants revenue during fiscal 2008 as compared to the prior year, due to increased repairs of kitchen equipment, point-of-sale equipment and buildings.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue increased by $10,014, or 4.2%, to $250,362 in fiscal 2008, as compared to the prior year. Franchise royalties grew $2,159, or 7.3%, during fiscal 2008 as compared to fiscal 2007 due to the net increase of 24 domestic franchised and 17 international licensed restaurants during fiscal 2008, partially offset by the impact of a 0.6% decrease in franchise-operated same-store sales. In addition, fiscal 2008 included a full year of royalties for the 40 restaurants that were sold to franchisees in fiscal 2007. Food, paper and supplies sales to franchisees increased by $7,611, or 4.1%, due primarily to the increase in the franchise store base over the comparable prior year period.

Total franchised and licensed restaurants and other revenue increased by $12,250, or 5.4%, to $240,348 in fiscal 2007 as compared to fiscal 2006. Franchise royalties grew $3,468, or 13.2%, during fiscal 2007 as compared to fiscal 2006 due to the net increase of 73 domestic and international franchised restaurants during fiscal 2007, and the impact of a 5.4% increase in franchise-operated same-store sales. Food, paper and supplies sales to franchisees increased by $8,311, or 4.6%, due to the increase in the franchise store base over the comparable prior year period and the food purchasing volume impact of the increase in franchise same-store sales.

Total franchised and licensed operating and other expenses increased by $10,541, or 5.0%, to $219,375 in fiscal 2008, as compared to fiscal 2007. This increase is primarily due to higher distribution center costs of $9,658, or 5.2%, which can be attributed mainly to the increase in the cost of food, paper and supplies due to a corresponding increase in sales to franchisees and the increase in the franchise store base in fiscal 2008.

Total franchised and licensed operating and other expenses increased by $11,862, or 6.0%, to $208,834 in fiscal 2007, as compared to fiscal 2006. This increase is primarily due to higher distribution center costs of $11,122, or 6.4%, which can be attributed mainly to the increase in the cost of food, paper and supplies due to a corresponding increase in sales to franchisees and an increase in costs related to the relocation of our main distribution center.

Approximately 84.6% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

Hardee’s

The following table shows the Hardee’s restaurant portfolio as of January 31, 2008, 2007 and 2006, revenue for the fiscal years then ended, and changes in the restaurant portfolio and revenue during the most two recent fiscal years:

	Restaurant Portfolio					Fiscal Year Revenue
				2008-2007	2007-2006				2008-2007	2007-2006
	2008	2007	2006	Change	Change	2008	2007	2006	Change	Change

Company-operated	560	696	663	(136)	33	$605,986	$634,264	$587,082	$(28,278)	$47,182
Franchised and licensed	1,366	1,210	1,330	156	(120)	79,287	72,620	74,427	6,667	(1,807)

Total	1,926	1,906	1,993	20	(87)	$685,273	$706,884	$661,509	$(21,611)	$45,375

Company-Operated Restaurants

Revenue from company-operated restaurants decreased $28,278 or 4.5%, to $605,986 in fiscal 2008 from fiscal 2007. The decrease is mostly due to a net decrease of 136 company-operated restaurants during the year due to the success of our refranchising program, partially offset by an increase in same-store sales of 2.0%. AUV for the

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

trailing-13 periods ended January 31, 2008, reached $954, an increase of 4.1% over the comparable period ended January 31, 2007. During the same period, the average guest check increased by 1.6% due to the introduction of several new premium products such as our Buffalo Chicken Sandwich and Boneless Buffalo Wings dipped in Franks RedHot buffalo wing sauce, the Breakfast Club Sandwich, Made from Scratch Blueberry Biscuits, the Patty Melt Thickburger, the latest Hand-Scooped Ice Cream Shakes and Malts flavors and the Hawaiian Chicken Sandwich, the continued promotion of premium products such as our Southwest Chicken Saladtm and Monster Biscuittm and promotional items such as the 2-for-$3 Big Twintm burgers.

Revenue from company-operated restaurants increased $47,182 or 8.0%, to $634,264 in fiscal 2007 from fiscal 2006. The increase is mostly due to an increase in same-store sales of 4.8% and a net increase of 33 restaurants during the fiscal year. Same-store sales in fiscal 2006 were significantly affected by three named tropical storms and hurricanes that occurred during the third fiscal quarter, which contributed to record high gasoline prices during late summer. We believe these factors had a negative impact on consumers’ discretionary spending in the prior fiscal year. AUV for the trailing-13 periods ended January 31, 2007, reached $916, an increase of 4.8% over the comparable period ended January 31, 2006. During the same period, the average guest check increased by 2.7% due to the introduction of several premium products such as our Philly Cheesesteak Thickburger, Smoked Sausage Biscuit, Jalapeño Thickburger, and our Monster Biscuit, as well as the continued promotion of premium products such as our Hand-Scooped Ice Cream Shakes & Malts, Monster Thickburger and Loaded Breakfast Burritotm.

The changes in restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

	2008	2007

Restaurant operating costs as a percentage of company-operated restaurants revenue for the prior year	81.9%	84.5%
Increase (decrease) in food and packaging costs	1.4	(0.9)
(Decrease) increase in workers’ compensation expense	(0.3)	0.3
Increase in other occupancy costs	0.2	(0.2)
Increase in general liability expense	0.1	0.3
Decrease in labor costs, excluding workers’ compensation	—	(1.0)
Decrease in depreciation and amortization expense	(0.1)	(0.7)
Decrease in rent, property tax and license expense	—	(0.3)
Increase in repairs and maintenance expense	0.1	0.1
Other, net	0.3	(0.2)

Restaurant operating costs as a percentage of company-operated restaurants revenue for the current year	83.6%	81.9%

Food and packaging costs as a percentage of company-operated restaurants revenue increased during fiscal 2008 as compared to fiscal 2007 due to higher commodity costs for dairy, wheat, potatoes and oil products, in addition to an increase in soft drink syrup prices. The increased cost of dairy and wheat products impacted Hardee’s disproportionately due to the brand’s high concentration of sales in the breakfast daypart. A significant number of our menu offerings during the breakfast daypart include biscuits. Food and packaging costs as a percentage of company-operated restaurants revenue decreased during fiscal 2007 as compared to fiscal 2006 partially due to reduced costs for beef, pork, poultry and cheese. These reductions were partially offset by slightly higher packaging costs and increased vending expenses due to the reopening of two toll road restaurants with company-operated gift shops.

Workers’ compensation expense as a percentage of company-operated restaurants revenue decreased during fiscal 2008, mainly due to favorable loss development trends which resulted in reduced actuarially estimated

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

ultimate losses. Workers’ compensation expense as a percentage of company-operated restaurants revenue increased during fiscal 2007 as compared to fiscal 2006 due to the impact of favorable claims reserves adjustments recorded in fiscal 2006, as a result of actuarial analyses of outstanding claims reserves, which did not recur to the same extent in fiscal 2007, partially offset by the benefit of greater sales leverage during fiscal 2007.

General liability expense increased by $2,145 during fiscal 2007 as compared to fiscal 2006 due to the impact of favorable actuarial adjustments recorded in fiscal 2006 that did not recur to the same extent in fiscal 2007.

Labor costs, excluding workers’ compensation, decreased as a percentage of company-operated restaurants revenue in fiscal 2007 as compared to fiscal 2006 primarily due to the benefit of greater sales leverage.

Depreciation and amortization expense as a percentage of company-operated restaurants revenue decreased during fiscal 2007 as compared to fiscal 2006 primarily due to the expiration of certain equipment capital leases during fiscal 2006, as well as the continued use of certain fully depreciated assets and the benefit of greater sales leverage, partially offset by additional depreciation related to the purchase of 36 restaurant locations in March 2006.

Rent, property tax and license expense decreased as a percentage of company-operated restaurants revenue in fiscal 2007, as compared to fiscal 2006, primarily due to the March 2006 purchase of 36 restaurant locations that we had previously leased from a commercial lessor and, to a lesser extent, the benefit of greater sales leverage.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue increased $6,667, or 9.2%, to $79,287 during fiscal 2008 as compared to fiscal 2007. The increase is primarily due to a $7,312, or 43.0%, increase in distribution center revenues related to an increase in remodel activity and new restaurant openings. In addition, there was a $3,044 increase in franchise fees primarily due to the sale of 136 company-operated restaurants as a part of our refranchising efforts and an increase of $482 in rental revenue, partially due to the collection of previously unrecognized rent from a financially troubled franchisee. These increases were partially offset by franchise royalties, which decreased by $4,171, or 8.8%, which is primarily due to a decrease of $4,404 in collections of previously unrecognized royalties from financially troubled franchisees. During fiscal 2008, we collected $343 of previously unrecognized royalties from significantly past due franchisees, compared to $4,747 of collections in the prior year.

Total franchised and licensed restaurants and other revenue decreased $1,807, or 2.4%, to $72,620 during fiscal 2007 as compared to fiscal 2006. The decrease is primarily due to a $7,463, or 30.5%, decrease in distribution center revenues related to reduced franchise remodel activity in fiscal 2007 and the ice cream equipment rollout in fiscal 2006, partially offset by franchise royalties, which increased by $5,496, or 13.1%, and franchise rental revenue, which increased $305, or 4.3%. The increase in royalty revenue is mainly due to a 4.3% increase in franchise-operated same-store sales and greater collections of previously unrecognized royalties, partially offset by the reduction in the number of franchise restaurants discussed above. During fiscal 2007, we collected $4,747 of previously unrecognized royalties from significantly past due franchisees, compared to $1,621 of collections in fiscal 2006. The increase in rental revenue is primarily due to collection of previously unrecognized rental revenue, partially offset by a decrease due to the termination of a franchise agreement with a franchisee that had previously leased ten of our owned locations and subleased 51 of our leased locations.

Total franchised and licensed restaurants and other expenses increased by $8,725, or 32.0%, to $36,021 in fiscal 2008, as compared to fiscal 2007, mainly due to increases of $6,581, or 36.9%, in the cost of equipment sales as the result of a corresponding increase in equipment sales to franchisees, and $1,767, or 40.7%, in administrative expense primarily due to a $652 increase in salaries and benefits expense due to new positions. In addition, in fiscal 2007, we collected amounts from troubled franchisees, which resulted in an $860 reduction of bad debt expense that did not recur to the same extent in fiscal 2008. Finally, there was also an increase in rent expense in fiscal 2008 compared with fiscal 2007 due to new restaurants acquired by franchisees as part of our refranchising program.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Total franchised and licensed restaurants and other expenses decreased by $8,764, or 24.3%, to $27,296 in fiscal 2007, as compared to fiscal 2006, mainly due to a decrease of $7,090, or 28.4%, in the cost of equipment sales as the result of a corresponding decrease in equipment sales to franchisees and the closure of several franchise restaurant locations. In addition, there were decreases of $842, or 14.1%, in rent expense and $832, or 16.1%, in administrative expense.

Consolidated Expenses

Advertising Expense

Advertising expense decreased $590, or 0.8%, to $70,324 during fiscal 2008 from fiscal 2007, but increased 0.1% to 5.9% as a percentage of company-operated restaurants revenue from fiscal 2007 to fiscal 2008. Advertising expense, as a percentage of company-operated restaurants revenue, decreased by 0.2% to 5.8% in fiscal 2007 as compared to fiscal 2006.

General and Administrative Expenses

General and administrative expenses decreased $2,904, or 2.0%, to $144,035 in fiscal 2008 from fiscal 2007. This decrease was mainly due to lower management bonus expense of $9,279, based on our performance relative to executive management and operations bonus criteria. This decrease was partially offset by an increase of $3,010 in share-based compensation expense, due to the issuance of additional options and restricted stock awards; an increase in real estate and construction department expenses, resulting from the implementation of our growth strategies; an increase in operations training to support various Company initiatives; and increases in various other expenses. General and administrative expenses, as a percentage of total revenue, decreased by 0.1% to 9.4% in fiscal 2008.

General and administrative expenses increased $8,811, or 6.4%, to $146,939 in fiscal 2007 from fiscal 2006. This increase was mainly due to an increase of $8,180 in share-based compensation expense, as a result of the adoption of SFAS 123R and issuance of additional options and restricted stock awards; higher management bonus expense of $4,650, based on our performance relative to executive management and operations bonus criteria; increased information technologies expense primarily related to higher consulting fees related to various systems implementations and upgrades; increases in our accrued liability for litigation; and increases in professional services and various other expenses. These increases were partially offset by the fact that general and administrative expenses for fiscal 2006 included $11,000 to purchase and retire the outstanding options of our retired Chairman of the Board of Directors, and there was no comparable expense in fiscal 2007. General and administrative expenses were 9.5% of total revenue in fiscal 2007, as compared to 9.4% in fiscal 2006.

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

Net facility action charges decreased $4,120 or 116.3%, to a credit of $(577) during fiscal 2008, as compared to fiscal 2007. The decrease is mainly due to a decrease of $2,021 in asset impairments and a decrease of $2,891 in new decisions to close restaurants, partially offset by a decrease in gains on sales of closed restaurants of $1,161.

Net facility action charges decreased $2,938 or 45.3%, to $3,543 during fiscal 2007, as compared to fiscal 2006. The decrease is mainly due to a decrease in asset impairments of $783 and an increase in gains on sales of closed restaurants of $3,912, partially offset by an increase of $2,133 in new decisions to close restaurants, of which

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

$1,948 relates to Hardee’s restaurants that we acquired from a terminated franchisee and subsequently decided to close.

See Note 4 of Notes to Consolidated Financial Statements included herein for additional detail of the components of facility action charges.

Interest Expense

Interest expense for fiscal 2008, 2007 and 2006 was as follows:

	2008	2007	2006

Facility	$14,093	$6,089	$6,896
Change in fair value of interest rate swap agreements	11,380	—	—
Capital lease obligations	5,074	5,665	6,257
2023 Convertible Notes	608	2,553	4,200
Amortization of deferred loan fees	918	3,096	3,312
Letter of credit fees and other	960	2,365	2,323

Total interest expense	$33,033	$19,768	$22,988

Interest expense increased $13,265 or 67.1% from fiscal 2007 to fiscal 2008 primarily due to changes in the fair value of our interest rate swap agreements and higher average borrowings during fiscal 2008. We did not have these swap agreements in fiscal 2007. These increases were partially offset by continued reduction of our capital lease obligations and lower fees for our letters of credit. In addition, in fiscal 2007, we wrote-off a portion of our deferred loan fees related to the amendment of our Facility; we had no similar expense in fiscal 2008.

The decrease from fiscal 2006 to fiscal 2007 was primarily due to lower average borrowings, reduction of our capital lease obligations and the conversion of a significant portion of our Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”) into shares of our common stock during fiscal 2007.

Conversion Inducement Expense

During fiscal 2007, we recorded conversion inducement expense of $6,406 as a result of payments made, in response to unsolicited offers, to induce the holders of $89,833 of our 2023 Convertible Notes to convert their notes into 10,224,424 shares of our common stock, respectively. No comparable expense was recorded during fiscal 2008 or 2006, and we do not expect to incur comparable conversion inducement expense in future periods.

Other Income, Net

Other income, net, for fiscal 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006

Rental income from properties leased to third parties, net	$1,911	$1,802	$1,352
Interest income on notes receivable from franchisees, disposition properties and capital leases	1,145	1,028	1,116
Other, net	1,381	863	(101)

Total other income, net	$4,437	$3,693	$2,367

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Income Taxes

Income tax expense (benefit) for fiscal 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006

Federal income taxes	$20,183	$28,081	$(108,446)
State income taxes	3,312	4,814	(15,421)
Foreign income taxes	1,164	1,124	905

Income tax expense (benefit)	$24,659	$34,019	$(122,962)

Effective income tax rate	41.3%	38.6%	(205.8)%

Our effective income tax rate differs from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes, the impact of which can vary significantly from year to year. Our effective income tax rate is also impacted by the relative amounts of income we earn in various state and foreign jurisdictions. Our income tax expense for fiscal 2007 and 2006 include a benefit of $4,884 and $147,988, respectively, related to reductions in our valuation allowance against deferred tax assets.

As of January 31, 2008, we have federal alternative minimum tax (“AMT”) credit and foreign tax credit carryforwards of approximately $12,256. Our AMT credits will be carried forward until utilized, and our foreign tax credits would expire, if unused, in varying amounts in the years 2012 through 2018. As of January 31, 2008, we have state NOL carryforwards in the amount of approximately $448,154, which expire in varying amounts in the years 2009 through 2028. As of January 31, 2008, we have recognized $48 of net deferred income tax assets related to our state NOL carryforwards, which represents our expected future tax savings from such carryforwards.

We have recognized a net deferred income tax asset of $96,646 as of January 31, 2008, which resulted from our net deferred income tax assets and valuation allowance of approximately $124,751 and $28,105, respectively.

Fiscal Fourth Quarter 2008 Compared with Fiscal Fourth Quarter 2007

Carl’s Jr.

Company-Operated Restaurants

Company-operated restaurants revenue increased by $6,260, or 4.7%, for the fourth quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007, due mainly to the addition of 13 company-operated restaurants and a 1.4% increase in same-store sales.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue from the fiscal fourth quarter 2007 to the fiscal fourth quarter 2008 are explained as follows:

Restaurant operating costs as a percentage of company-operated restaurants revenue for the prior year fourth quarter	77.3%
Increase in depreciation and amortization expense	0.6
Increase in labor costs, excluding workers’ compensation	0.4
Increase in repairs and maintenance expense	0.3
Decrease in food and packaging costs	(0.3)
Increase in rent and property taxes	0.2
Increase in banking expenses	0.2
Decrease in asset retirement expense	(0.2)
Other, net	0.1

Restaurant operating costs as a percentage of company-operated restaurants revenue for the current year fourth quarter	78.6%

Depreciation expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007 primarily due to the continued addition of new assets related to the rollout of POS software and related hardware and the addition of new assets for newly opened and newly remodeled restaurants.

Labor costs, excluding workers’ compensation, as a percentage of company-operated restaurants revenue increased during the fourth quarter of fiscal 2008 compared to the comparable fiscal 2007 period, mainly due to an increase in minimum wage rates, partially offset by decreased restaurant manager bonuses due to store performance.

Repairs and maintenance expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2008 as compared to the comparable prior year period, due to increased repairs of kitchen equipment, point-of-sale equipment and buildings.

Food and packaging costs as a percentage of company-operated restaurants revenue decreased during the fourth quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007, primarily due to the impact of retail price increases taken in the fourth quarter of fiscal 2008 coupled with lower distribution costs. In the fourth quarter of fiscal 2007, we experienced increased distribution costs related to the relocation of our main distribution center and simultaneous installation of a new overall distribution management system; these costs did not recur in the current year comparable period.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue increased $2,419, or 4.3%, in the fourth quarter of fiscal 2008 from the comparable fiscal 2007 period primarily due to an increase of $2,482, or 5.7%, in sales of food, paper and supplies sales and an increase in franchise royalties of $224, or 3.1%, over the comparable prior year period, both due to the increase in the franchise store base over the comparable prior year period.

Total franchised and licensed restaurants and other expenses increased $2,377, or 4.9%, in the fourth quarter of fiscal 2008 from the fourth quarter of fiscal 2007 due primarily to an increase in distribution center costs of $2,536, or 5.9%, which can be attributed mainly to increases in the cost of food, paper and supplies as a result of a corresponding increase in sales to franchisees.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Hardee’s

Company-Operated Restaurants

Revenue from company-operated restaurants decreased $24,463 or 16.9%, in the fourth quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007. This decrease can be mainly attributed to the net decrease of 136 restaurants from the fourth quarter of fiscal 2007, due to the sale of 136 company-operated restaurants to franchisees, seven new restaurant openings, 12 restaurant closures and five restaurants acquired from a franchisee, partially offset by a 0.4% increase in same-store sales.

The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue from the fiscal fourth quarter 2007 to the fiscal fourth quarter 2008 are explained as follows:

Restaurant operating costs as a percentage of company-operated restaurants revenue for the prior year fourth quarter	82.9%
Increase in food and packaging costs	1.5
Increase in labor costs, excluding workers’ compensation	0.4
Decrease in general liability insurance expense	(0.4)
Increase in workers’ compensation expense	0.3
Increase in depreciation and amortization expense	0.2
Increase in repair and maintenance expense	0.2
Increase in other occupancy costs	0.2
Increase in utilities	0.1
Increase in uniforms and supplies	0.1
Other, net	0.2

Restaurant operating costs as a percentage of company-operated restaurants revenue for the current year fourth quarter	85.7%

Food and packaging costs as a percentage of company-operated restaurants revenue increased in the fourth quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007 primarily due to higher commodity costs for dairy, potatoes, wheat and oil products, partially offset by decreased pork costs. The increased cost of dairy and wheat products impacted Hardee’s disproportionately due to the brand’s high concentration of sales in the breakfast daypart.

Labor costs, excluding workers’ compensation, increased as a percentage of company-operated restaurants revenue in the fourth quarter of fiscal 2008 as compared to the comparable quarter in fiscal 2007, mainly due to an increase in federal and state minimum wage rates.

General liability expense decreased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007 as a result of a favorable actuarial adjustment recorded in the fourth quarter of fiscal 2008 that was not experienced to the same extent in the comparable prior year period.

Workers’ compensation expense increased as a percentage of company-operated restaurants revenue in the fourth quarter of fiscal 2008 as compared to the comparable prior year quarter, as a result of a favorable actuarial adjustment recorded in the prior year period coupled with an unfavorable actuarial adjustment in the fourth quarter of fiscal 2008.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue increased by $5,047, or 35.1%, in the fourth quarter of fiscal 2008 from the fourth quarter of fiscal 2007 as a result of a $2,630, or 75.9%, increase in distribution center revenues related to an increase in remodel activity and new restaurant openings. In addition, there was a $757 increase in royalty revenues, a $972 increase in franchise fees and a $688 increase in rental revenue primarily due to the sale of 136 company-operated restaurants as a part of our refranchising efforts.

Total franchised and licensed restaurants and other expenses increased $3,179 or 54.8% during the fourth quarter of fiscal 2008 from the fourth quarter of fiscal 2007 primarily due to a $2,446, or 67.6%, increase in the cost of equipment sales due to a corresponding increase in equipment sales to franchisees, an increase in salaries and benefits expense due to new positions and an increase in rent expense due to new restaurants acquired by franchisees as part of our refranchising program.

Discontinued Operations

Consistent with our strategy to focus on growing Carl’s Jr. and Hardee’s, including dual-branding them with our Mexican brands, Green Burrito and Red Burrito, on July 16, 2007, we sold our La Salsa restaurants and the related franchise operations to Buyer. Under the agreement, SBRG sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. for adjusted consideration of $15,889. The loss on disposal of $1,389 has been included in the loss from discontinued operations in our accompanying Consolidated Statement of Income for fiscal 2008. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa.

In connection with the sale, we received gross consideration of $5,776 in cash, $543 in receivables and three secured notes aggregating $9,570 from Buyer. These notes were secured by the personal property of Buyer, a pledge of the equity interests acquired by Buyer in La Salsa, Inc. and La Salsa of Nevada, Inc. and certain personal and corporate guarantees. The notes were comprised of (i) a $1,000 note due August 15, 2007 and bearing interest at 10.0% per annum, (ii) a $1,000 note due September 14, 2007 and bearing interest of 10.0% per annum and (iii) a $7,570 note due January 28, 2008 and bearing interest of 10.0% per annum. We received payment on the two $1,000 notes as they came due.

On January 28, 2008, Buyer executed an amended and restated note payable to replace the remaining $7,570 note payable and other amounts due to us, such as interest accrued on the old note and additional amounts related to the completion of the transaction. The amended and restated note payable of $8,626 bears interest at 10.0% per annum and is secured by the personal property of Buyer, a pledge of the equity interests acquired by Buyer in La Salsa, Inc. and La Salsa of Nevada, Inc. and certain personal and corporate guarantees. Buyer made a $2,000 principal payment upon execution, and the remaining $6,626 note payable is included in accounts receivable, net in our accompanying Consolidated Balance Sheet as of January 31, 2008. Subsequent to January 31, 2008, we have received payments totaling $2,600, in accordance with the terms of the note. Interest is due monthly, and the remaining principal balance is due on December 31, 2008.

In accordance with SFAS 144, the divestiture of La Salsa qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this segment in discontinued operations in our accompanying Consolidated Financial Statements for all periods presented.

The disposal of La Salsa is not expected to have a material adverse effect on liquidity and capital resources.

Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. SFAS 157 also creates

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for fiscal years (including interim periods) beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. In February 2008, the FASB deferred the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). We are currently evaluating the impact of SFAS 157 on our consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both of the pronouncements are effective for periods beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We have not yet evaluated the impact of SFAS 141R and SFAS 160 on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008, which for us is the first quarter of fiscal 2010. Early adoption is encouraged.

Impact of Inflation

Inflation has an impact on food and packaging, construction, occupancy, labor and benefits, and general and administrative costs, all of which can significantly affect our operations. Historically, consistent with the industry, we have been able to pass along to our customers, through price increases, higher costs arising from these inflationary factors.

Seasonality

Our business is affected by seasonality. Average restaurant sales are normally higher in the summer months than during the winter months for each of our restaurant concepts. In comparison with our Carl’s Jr. restaurant concept, inclement weather has a greater impact on restaurant sales at our Hardee’s restaurants, because a significant number of them are located in areas that experience severe winter conditions, principally in the Midwestern and certain Southeastern U.S. locations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Competition

As discussed above in “Business” in Item 1 of this Annual Report on Form 10-K, the foodservice industry is intensely competitive. We compete with a diverse group of food service companies (major restaurant chains, casual dining restaurants, nutrition-oriented restaurants and prepared food stores), making it difficult to attribute specific results of operations to the actions of any of our competitors.

Liquidity and Capital Resources

We currently finance our business through cash flows from operations and borrowings under our Facility. We believe our most significant use of cash during the next 12 months will be for capital expenditures. We amended and restated our Facility on March 27, 2007, and amended our Facility again on May 3, 2007 and August 27, 2007 (see below). On October 1, 2008, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. There was $15,167 of the 2023 Convertible Notes outstanding as of January 31, 2008. We anticipate that existing cash balances, borrowing capacity under our Facility, and cash provided by operations will be sufficient to service existing debt and to meet our operating and capital requirements for at least the next 12 months.

During fiscal 2008, we launched a refranchising program that is expected to involve approximately 200 Hardee’s restaurant locations in a number of markets across the Midwestern and Southeastern United States. During fiscal 2008, we sold 136 company-operated Hardee’s restaurants and other real property with net book values totaling $46,328 to seven franchisees. In connection with these transactions, we received aggregate consideration of $53,009 and recognized net gains of $2,457, which is included in facility action charges, net and $2,735 in initial franchisee fees, which is included in franchised and licensed restaurants and other revenue in our accompanying Consolidated Statement of Income for fiscal 2008 in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations. We are currently in negotiations with other franchisees to sell an additional 64 company-operated restaurants for $24,250.

We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of January 31, 2008, our current ratio was 0.77 to 1.

Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. During fiscal 2008, we made $1,775 of regularly scheduled principal payments on the term loan. As of January 31, 2008, we had (i) borrowings outstanding under the term loan portion of our Facility of $268,225, (ii) borrowings outstanding under the revolving portion of our Facility of $66,500, (iii) outstanding letters of credit under the revolving portion of our Facility of $38,247, and (iv) availability under the revolving portion of our Facility of $95,253.

Our Facility permits us to repurchase our common stock and/or pay cash dividends in an aggregate amount up to $338,443 as of January 31, 2008. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in our Facility) during the term of our Facility. Based on the amount of cumulative repurchases of our common stock and payment of cash dividends, we are permitted to make additional common stock repurchases and/or cash dividend payments of $58,381, as of January 31, 2008.

Our Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. We may also carry forward certain

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

unused capital expenditure amounts to the following year. Based on these terms, and assuming that Adjusted EBITDA in fiscal 2009 is equal to our Adjusted EBITDA in fiscal 2008, as defined by our Facility, as of January 31, 2008, our Facility would permit us to make total capital expenditures of $189,903 in fiscal 2009, which could increase or decrease based on our performance versus the Adjusted EBITDA formula described above. See Note 10 of Notes to Consolidated Financial Statements for additional details about our Facility, such as applicable interest rates, repayment schedule, restrictions, covenants and events that could result in an acceleration of amounts due.

During fiscal 2008, we entered into interest rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.2159%. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income. We recorded interest expense under the swaps of $11,380 during fiscal 2008 to adjust the carrying value of the interest rate swap agreements to the fair value. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future fair value. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure.

The 2023 Convertible Notes bear interest at 4% annually, payable in semiannual installments due April 1 and October 1 each year, are unsecured general obligations of ours, and are contractually subordinate in right of payment to certain other of our obligations, including our Facility. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. Accordingly, the $15,167 of 2023 Convertible Notes have been included in current portion of bank indebtedness and other long-term debt in our accompanying Consolidated Balance Sheet as of January 31, 2008. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. The 2023 Convertible Notes became convertible into our common stock effective July 1, 2004, and will remain convertible throughout the remainder of their term. During the fiscal quarter ended May 21, 2007, the conversion rate changed from 113.8160 to 115.2148, resulting in an adjusted conversion price of $8.68. During the fiscal quarter ended January 31, 2008, the conversion rate changed from 115.2148 to 116.6063, resulting in an adjusted conversion price of $8.58.

During fiscal 2007, in response to unsolicited offers from the holders of $89,833 of the 2023 Convertible Notes, we made cash payments to the holders, comprised of accrued interest through the dates of conversion and inducements for the holders to convert in lieu of payment of future interest on the converted notes. The inducement payments were $6,406, and are included in the conversion inducement expense in our accompanying Consolidated Statement of Income for the year ended January 31, 2007. Pursuant to their terms, these notes converted into an aggregate of 10,224,424 shares of our common stock.

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

Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, as modified during fiscal 2008, we are allowed to repurchase up to an aggregate of $400,000 of our common stock.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

The following table summarizes the repurchase of common stock for fiscal 2008:

Common shares repurchased	15,854,519
Average price per share	$16.80
Total cost, including trading commissions	$266,640
Common shares retired	15,845,019

We had 27,800 and 18,300 shares of common stock that had been repurchased but not yet retired as of January 31, 2008 and 2007, respectively. These shares are shown as common stock held in treasury on our accompanying Consolidated Balance Sheets and were retired subsequent to the balance sheet dates.

Based on our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (21,278,256 shares at an average price of $16.79 per share, for a total cost, including trading commissions, of $357,253), we are permitted to make additional repurchases of our common stock up to $42,747 under the Stock Repurchase Plan as of January 31, 2008. As part of our Stock Repurchase Plan, we implemented a share repurchase plan pursuant to Rule 10b5-1 of the Exchange Act, under which we were allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter. This plan expired on January 28, 2008. Rule 10b5-1 allows companies to repurchase their common stock when they might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

During fiscal 2008, we declared cash dividends of $0.24 per share of common stock, for a total of $13,873. Dividends payable of $3,148 and $2,694 have been included in other current liabilities in our accompanying Consolidated Balance Sheets as of January 31, 2008 and 2007, respectively. The dividends declared during the quarter ended January 31, 2008 were subsequently paid on February 19, 2008.

During fiscal 2008, cash provided by operating activities was $121,365, a decrease of $41,780, or 25.6%, from the prior year. This decrease is primarily attributable to decreases of $19,096 in net income, $10,982 in deferred income taxes, $9,828 in facility action charges, net and $2,167 in amortization of deferred loan fees, which were partially offset by a $11,380 change in the fair value of our interest rate swap agreements, an increase of $3,047 in share-based compensation expense and higher depreciation and amortization of $1,684. The remaining fluctuation is attributable primarily to changes in operating assets and liabilities, including accounts receivable, accounts payable and other liability accounts. Working capital account balances can vary significantly, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Cash used in investing activities during fiscal 2008 totaled $66,250, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, collections on notes receivable and disposition of La Salsa. Capital expenditures for fiscal 2008 and 2007 were as follows:

	2008	2007

Non-discretionary:
Remodels
Carl’s Jr.	$24,451	$3,744
Hardee’s	14,719	726
Capital maintenance
Carl’s Jr.	16,355	12,288
Hardee’s	17,894	14,948
Corporate/other	7,844	24,346

Total non-discretionary	81,263	56,052

Discretionary:
New restaurants
Carl’s Jr.	21,063	14,877
Hardee’s	9,469	3,499
Dual-branding
Carl’s Jr.	1,151	2,181
Hardee’s	3,049	3,414
Real estate/franchise acquisitions	12,033	32,213
Corporate/other	2,243	—
Capital expenditures — discontinued operations	3,545	5,032

Total discretionary	52,553	61,216

Total	$133,816	$117,268

Capital expenditures for fiscal 2008 increased $16,548, or 14.1%, over the prior year mainly due to increases in restaurant remodel/dual-branding activity and new restaurant construction, partially offset by a decrease in real property acquisitions, which were high in the prior year and did not occur to the same extent in the current year. Pursuant to our agreement to sell La Salsa, Buyer reimbursed us for substantially all of the capital expenditures — discontinued operations for fiscal 2008. We currently anticipate capital expenditures for fiscal 2009 will be between $135,000 and $155,000. Based on our current capital spending projections, we expect capital expenditures for the next three fiscal years to be approximately $420,000.

Cash used in financing activities during fiscal 2008, was $53,802, which principally consisted of payments of $266,732 for the repurchases of common stock, payments of $13,419 of dividends and repayments of $5,340 of capital lease obligations, partially offset by borrowings under the term loan portion of our Facility of $200,179, net borrowings of $21,000 under the revolving portion of our Facility and proceeds from the exercise of stock options of $3,322. We currently anticipate that quarterly dividends will be at least $12,600 during fiscal 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Long-Term Obligations

Contractual Cash Obligations

The following table presents our long-term contractual cash obligations as of January 31, 2008:

	Payments Due by Periods
		Less Than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$351,106	$18,024	$5,452	$326,686	$944
Capital lease obligations(1)(2)	61,367	10,216	18,728	14,832	17,591
Operating leases(1)	605,323	84,329	144,135	105,796	271,063
Unconditional purchase obligations(3)	56,096	53,683	2,413	—	—
Other commitments(4)	2,919	1,604	1,315	—	—

Total contractual cash obligations	$1,076,811	$167,856	$172,043	$447,314	$289,598

(1)	The amounts reported above as operating leases and capital lease obligations include leases contained in the estimated liability for closed restaurants and leases for which we sublease to franchisees. Additional information regarding operating leases and capital lease obligations can be found in Note 7 of Notes to Consolidated Financial Statements.

(2)	Represents the undiscounted value of capital lease payments.

(3)	Unconditional purchase obligations include contracts for goods and services, primarily related to system restaurant operations and contractual commitments for marketing and sponsorship arrangements.

(4)	Other commitments shown in the table above are comprised of FIN 48 obligations which represent uncertain tax positions. The years for which the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. In addition to the FIN 48 obligations in the table above, approximately $4,754 of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, of which $970 is anticipated to reverse within one year and the remainder of which we are uncertain as to if or when such amounts may be settled. Additionally, there is $11,705 of unrecognized tax positions which are fully offset by a valuation allowance of which we are uncertain as to if or when such amounts may be settled.

Other Commercial Commitments

The following table presents our other commercial commitments as of January 31, 2008. The specific commitments are discussed previously in Item 7, as well as in Note 26 of Notes to Consolidated Financial Statements.

	Amount of Commitment Expirations Per Period
	Total
	Amounts	Less Than	1-3	3-5
	Committed	One Year	Years	Years

Standby letters of credit under our Facility	$38,247	$10,601	$27,646	$—
Other	165	38	127	—

Total other commercial commitments	$38,412	$10,639	$27,773	$—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our principal exposures to financial market risks relate to the impact that interest rate changes could have on our Facility and on the fair value of our interest rate swap agreements. Our Facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin. As of January 31, 2008, we had $334,725 of borrowings and $38,247 of letters of credit outstanding under our Facility. During fiscal 2008, we entered into interest rate swap agreements with a combined notional amount of $200,000. These agreements will expire on March 12, 2012. The effect of the agreements is to limit the interest rate exposure on a portion of our term loan debt under our Facility to a fixed rate of 6.2159%. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future fair value.

The aggregate fair value of the interest rate swap agreements, inclusive of unpaid periodic settlements, was $15,256 as of March 19, 2008. If there was no additional change to the aggregate fair value of these financial instruments between March 19, 2008 and May 19, 2008, we would expect interest expense during our first quarter of fiscal 2009 to include an additional charge of $3,876, representing a change in the fair value of the liability for these financial instruments from $11,380 as of January 31, 2008 to $15,256 as of May 19, 2008.

A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $1,347. The estimated reduction is based upon the outstanding balance of the borrowings under our Facility that are not covered by our interest rate swaps and the weighted-average interest rate for the fiscal year and assumes no change in the volume, index or composition of debt as in effect on January 31, 2008. As of January 31, 2008, a hypothetical increase of 100 basis points in short-term interest rates would also cause the fair value of our 2023 Convertible Notes to decrease approximately $100, and a hypothetical decrease of 100 basis points in short-term interest rates would cause the fair value of our 2023 Convertible Notes to increase approximately $101. The changes in fair value were determined by discounting the projected cash flows assuming redemption on October 1, 2008.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

Commodity Price Risk

We purchase large quantities of agricultural and livestock products that are subject to price volatility caused by weather, supply, global demand, fluctuations in the U.S. dollar, commodity market conditions and other factors that are not predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in the accompanying Consolidated Balance Sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of company-operated restaurants revenue for our restaurant concepts.

Item 8.	Financial Statements and Supplementary Data

See the Index included at Item 15 — Exhibits, Financial Statement Schedules.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of January 31, 2008, our internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CKE Restaurants, Inc.:

We have audited CKE Restaurants, Inc.’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of CKE Restaurants, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CKE Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CKE Restaurants, Inc. and subsidiaries as of January 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2008, and our report dated March 25, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Costa Mesa, California
March 25, 2008

(e)	Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, in 2007 our Chief Executive Officer submitted to the New York Stock Exchange (“NYSE”) an Annual Chief Executive Officer Certification, as required by the commentary to Section 303A.12(a) of the NYSE Listed Company Manual, indicating that he was not aware of any violations by the Company of the NYSE’s corporate governance listing standards. Such certification was unqualified.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2008 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2008. Information concerning the current executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K.

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

The information pertaining to executive compensation is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2008 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information pertaining to security ownership of certain beneficial owners and management and related stockholder matters is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2008 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2008.

Equity Compensation Plan Information

Equity compensation plans as of January 31, 2008 were:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,542,406	$12.88	3,517,455
Equity compensation plans not approved by security holders(1)	326,901	8.65	54,022

Total	4,869,307	$12.60	3,571,477

(1)	Represents options that are part of a “broad-based plan” as then defined by the New York Stock Exchange. See Note 22 of Notes to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions

The information pertaining to certain relationships and related transactions of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2008 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2008.

Item 14.	Principal Accountant Fees and Services

The information pertaining to principal accountant fees and services is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2008 Annual Meeting of Stockholders, to be filed with the Commission within 120 days of January 28, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

		Page

(a)(1)	Index to Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	65
	Consolidated Balance Sheets — as of January 31, 2008 and 2007	66
	Consolidated Statements of Income — for the fiscal years ended January 31, 2008, 2007 and 2006	67
	Consolidated Statements of Stockholders’ Equity — for the fiscal years ended January 31, 2008, 2007 and 2006	68
	Consolidated Statements of Cash Flows — for the fiscal years ended January 31, 2008, 2007 and 2006	69
	Notes to Consolidated Financial Statements	70
	All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.
(a)(2)	Exhibits: An “Exhibit Index” has been filed as a part of this Annual Report on Form 10-K beginning on page 106 hereof and is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE Restaurants, Inc.

By:	/s/ Andrew F. Puzder
Andrew F. Puzder,
President and Chief Executive Officer

Date: March 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron Allumbaugh Byron Allumbaugh	Chairman of the Board	March 26, 2008

/s/ Andrew F. Puzder Andrew F. Puzder	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2008

/s/ Theodore Abajian Theodore Abajian	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 26, 2008

/s/ Peter Churm Peter Churm	Director	March 26, 2008

/s/ Matthew Goldfarb Matthew Goldfarb	Director	March 26, 2008

/s/ Carl L. Karcher Carl L. Karcher	Director	March 26, 2008

/s/ Janet E. Kerr Janet E. Kerr	Director	March 26, 2008

/s/ Daniel D. Lane Daniel D. Lane	Director	March 26, 2008

/s/ Daniel E. Ponder, Jr. Daniel E. Ponder, Jr.	Director	March 26, 2008

/s/ Jerold H. Rubinstein Jerold H. Rubinstein	Director	March 26, 2008

/s/ Frank P. Willey Frank P. Willey	Director	March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CKE Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of CKE Restaurants, Inc. and subsidiaries as of January 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and subsidiaries as of January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation and quantifying errors in fiscal 2007 and changed its method of accounting for uncertainties in income taxes in fiscal 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 25, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Costa Mesa, California
March 25, 2008

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2008	2007
	(In thousands, except
	par values)

ASSETS
Current assets:
Cash and cash equivalents	$19,993	$18,620
Accounts receivable, net	51,394	42,485
Related party trade receivables	5,179	4,644
Inventories, net	26,030	21,708
Prepaid expenses	12,509	12,778
Assets held for sale	1,038	3,949
Advertising fund assets, restricted	18,207	17,896
Deferred income tax assets, net	23,768	25,450
Current assets of discontinued operations	—	2,007
Other current assets	2,887	1,971

Total current assets	161,005	151,508
Notes receivable, net	298	775
Property and equipment, net	503,774	482,388
Property under capital leases, net	21,104	25,153
Deferred income tax assets, net	72,878	85,997
Goodwill	22,649	22,649
Long-term assets of discontinued operations	—	18,859
Other assets, net	10,003	9,309

Total assets	$791,711	$796,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$18,024	$1,500
Current portion of capital lease obligations	5,774	5,323
Accounts payable	80,697	63,994
Advertising fund liabilities	18,207	17,896
Current liabilities of discontinued operations	—	1,749
Other current liabilities	85,813	94,677

Total current liabilities	208,515	185,139
Bank indebtedness and other long-term debt, less current portion	333,082	130,109
Capital lease obligations, less current portion	35,156	41,123
Long-term liabilities of discontinued operations	—	5,746
Other long-term liabilities	69,716	55,675

Total liabilities	646,469	417,792

Commitments and contingencies (Notes 7, 9, 10, 11 and 26)
Subsequent events (Notes 10 and 20)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; 52,504 shares issued and 52,476 shares outstanding as of January 31, 2008 and 67,247 shares issued and 67,229 shares outstanding as of January 31, 2007	525	672
Common stock held in treasury, at cost; 28 shares as of January 31, 2008 and 18 shares as of January 31, 2007	(359)	(360)
Additional paid-in capital	251,524	501,437
Accumulated deficit	(106,448)	(122,903)

Total stockholders’ equity	145,242	378,846

Total liabilities and stockholders’ equity	$791,711	$796,638

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended January 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenue:
Company-operated restaurants	$1,201,577	$1,225,227	$1,162,179
Franchised and licensed restaurants and other	333,057	316,844	307,012

Total revenue	1,534,634	1,542,071	1,469,191

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	356,332	352,952	341,622
Payroll and other employee benefits	350,526	355,933	341,238
Occupancy and other	267,372	261,576	254,329

Total restaurant operating costs	974,230	970,461	937,189
Franchised and licensed restaurants and other	258,295	239,520	237,075
Advertising	70,324	70,914	69,950
General and administrative	144,035	146,939	138,128
Facility action charges, net	(577)	3,543	6,481

Total operating costs and expenses	1,446,307	1,431,377	1,388,823

Operating income	88,327	110,694	80,368
Interest expense	(33,033)	(19,768)	(22,988)
Conversion inducement expense	—	(6,406)	—
Other income, net	4,437	3,693	2,367

Income before income taxes and discontinued operations	59,731	88,213	59,747
Income tax expense (benefit)	24,659	34,019	(122,962)

Income from continuing operations	35,072	54,194	182,709
Discontinued operations:
Loss from discontinued operations (net of income tax expense (benefit) of $1,953 for 2008, $(2,120) for 2007 and $(926) for 2006)	(3,996)	(4,022)	(1,570)

Net income	$31,076	$50,172	$181,139

Basic income per common share:
Continuing operations	$0.59	$0.85	$3.08
Discontinued operations	(0.07)	(0.06)	(0.02)

Net income	$0.52	$0.79	$3.06

Diluted income per common share:
Continuing operations	$0.57	$0.77	$2.54
Discontinued operations	(0.07)	(0.05)	(0.03)

Net income	$0.50	$0.72	$2.51

Dividends per common share	$0.24	$0.16	$0.16

Weighted-average common shares outstanding:
Basic	59,410	63,562	59,226
Dilutive effect of stock options, warrants, convertible notes and restricted stock	3,149	8,815	14,024

Diluted	62,559	72,377	73,250

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Unearned
			Common Stock		Additional	Compensation		Total
	Common Stock		Held in Treasury		Paid-In	On Restricted	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

Balance as of January 31, 2005	58,082	$581	—	$—	$453,391	$—	$(334,304)	$119,668
Cash dividends declared	—	—	—	—	—	—	(9,513)	(9,513)
Issuance of restricted stock awards, net of forfeitures	150	1	—	—	2,003	(2,004)	—	—
Amortization of unearned compensation	—	—	—	—	—	188	—	188
Exercise of stock options and warrants	1,868	19	—	—	9,464	—	—	9,483
Tax benefit from exercise of stock options	—	—	—	—	11,971	—	—	11,971
Repurchase and retirement of common stock	(297)	(3)	—	—	(3,995)	—	—	(3,998)
Net income	—	—	—	—	—	—	181,139	181,139

Balance as of January 31, 2006	59,803	598	—	—	472,834	(1,816)	(162,678)	308,938
Cash dividends declared	—	—	—	—	—	—	(10,397)	(10,397)
Issuance of restricted stock awards, net of forfeitures	634	6	—	—	(6)	—	—	—
Reclassification of unearned compensation pursuant to SFAS 123R adoption	—	—	—	—	(1,816)	1,816	—	—
Exercise of stock options	1,175	12	—	—	10,315	—	—	10,327
Conversion of 2023 Convertible Notes into common stock	10,224	102	—	—	88,375	—	—	88,477
Tax benefit from exercise of stock options	—	—	—	—	4,078	—	—	4,078
Share-based compensation expense	—	—	—	—	8,308	—	—	8,308
Repurchase and retirement of common stock	(4,589)	(46)	(18)	(360)	(80,651)	—	—	(81,057)
Net income	—	—	—	—	—	—	50,172	50,172

Balance as of January 31, 2007	67,247	672	(18)	(360)	501,437	—	(122,903)	378,846
Cash dividends declared	—	—	—	—	—	—	(13,850)	(13,850)
Issuance of restricted stock awards, net of forfeitures	643	6	—	—	(6)	—	—	—
Exercise of stock options	459	5	—	—	3,317	—	—	3,322
Tax benefit from exercise of stock options	—	—	—	—	1,904	—	—	1,904
Share-based compensation expense	—	—	—	—	11,355	—	—	11,355
Repurchase and retirement of common stock	(15,845)	(158)	(10)	1	(266,483)	—	—	(266,640)
Net income	—	—	—	—	—	—	31,076	31,076
FIN 48 transition amount	—	—	—	—	—	—	(771)	(771)

Balance as of January 31, 2008	52,504	$525	(28)	$(359)	$251,524	$—	$(106,448)	$145,242

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended January 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$31,076	$50,172	$181,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,102	62,418	64,155
Amortization of deferred loan fees	930	3,097	3,312
Share-based compensation expense	11,355	8,308	188
Change in fair value of interest rate swap agreements	11,380	—	—
(Recovery of) provision for losses on accounts and notes receivable	(1,070)	(192)	176
Loss on sale of property and equipment, capital leases and extinguishment of debt	4,429	3,449	3,180
Facility action charges, net	(1,282)	8,546	8,025
Deferred income taxes	14,979	25,961	(125,478)
Other non-cash charges	48	77	88
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	(8,431)	(9,095)	(4,390)
Estimated liability for closed restaurants and estimated liability for self-insurance	(5,028)	(5,181)	(13,701)
Accounts payable and other current and long-term liabilities	(1,123)	15,585	(521)

Net cash provided by operating activities	121,365	163,145	116,173

Cash flows from investing activities:
Purchases of property and equipment	(133,816)	(117,268)	(68,476)
Proceeds from sale of property and equipment	56,419	21,929	7,993
Collections of non-trade notes receivable	5,406	3,749	898
Decrease in cash upon deconsolidation of variable interest entity	(49)	—	—
Disposition of La Salsa, net of cash surrendered	5,720	—	—
Other investing activities	70	62	(454)

Net cash used in investing activities	(66,250)	(91,528)	(60,039)

Cash flows from financing activities:
Net change in bank overdraft	8,791	2,620	108
Borrowings under revolving credit facility	372,500	127,000	136,500
Repayments of borrowings under revolving credit facility	(351,500)	(89,500)	(143,000)
Borrowings under credit facility term loan	200,179	—	—
Repayments of credit facility term loan	(1,775)	(28,928)	(39,902)
Repayments of other long-term debt	(160)	(145)	(179)
Borrowing by consolidated variable interest entity	—	38	75
Repayments of capital lease obligations	(5,340)	(4,937)	(5,089)
Payment of deferred loan fees	(1,279)	(2,733)	(102)
Repurchase of common stock	(266,732)	(80,697)	(3,998)
Exercise of stock options and warrants	3,322	10,327	9,483
Tax benefit from exercise of stock options	1,611	2,801	—
Dividends paid on common stock	(13,419)	(10,126)	(7,119)

Net cash used in financing activities	(53,802)	(74,280)	(53,223)

Net increase (decrease) in cash and cash equivalents	1,313	(2,663)	2,911
Cash and cash equivalents at beginning of year	18,680	21,343	18,432

Cash and cash equivalents at end of year	$19,993	$18,680	$21,343

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended January 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

Note 1 —	Significant Accounting Policies

A summary of certain significant accounting policies is set forth below.

Description of Business

CKE Restaurants, Inc.® (“CKE” or “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, Green Burrito® and Red Burritotm concepts. References to CKE Restaurants, Inc. throughout these Notes to Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”

Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of January 31, 2008 our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total

Company-operated	406	560	1	967
Franchised and licensed	735	1,366	15	2,116

Total	1,141	1,926	16	3,083

Basis of Presentation and Fiscal Year

Our accompanying Consolidated Financial Statements include the accounts of CKE, our wholly-owned subsidiaries, and certain variable interest entities for which we are the primary beneficiary. All significant intercompany transactions are eliminated. Our fiscal year is 52 or 53 weeks, ending on the last Monday in January each year. Fiscal 2008, 2007 and 2006 each include 52 weeks of operations. For clarity of presentation, we generally label all years presented as if the fiscal year ended January 31.

On July 16, 2007, we sold our La Salsa Fresh Mexican Grill (“La Salsa”) restaurants and the related franchise operations. The results of operations for La Salsa have been classified as discontinued operations for all periods presented (see Note 20) in our accompanying Consolidated Financial Statements. Certain other prior year amounts in our accompanying Consolidated Financial Statements have also been reclassified to conform to current year presentation. These reclassifications did not have any impact on net income or income per common share.

Variable Interest Entities

As required by Financial Accounting Standards Board (“FASB”) Interpretation 46R, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), we consolidate one national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”). We have included $18,207 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Consolidated Balance Sheet as of January 31, 2008, and $17,896 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Consolidated Balance Sheet as of January 31, 2007. Advertising fund assets, restricted, are comprised primarily of cash and receivables. Advertising fund liabilities are comprised primarily of accounts payable and deferred obligations. The Hardee’s Funds have been included in our accompanying Consolidated Statements of Income for the fiscal years ended January 31, 2008, 2007 and 2006, on a net basis, whereby, in accordance with Statement of Financial Accounting Standards (“SFAS”) 45, Accounting for Franchise Fee Revenue, we do not reflect franchisee contributions as revenue, but rather as an offset to reported advertising expenses.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have also consolidated one of our Hardee’s franchisees since our adoption of FIN 46R because we concluded that we were the primary beneficiary of this variable interest entity (“VIE”). We stopped consolidating this VIE in the fourth quarter of fiscal 2008 when we terminated their franchise agreement and began operating their five restaurants as company-operated restaurants. The assets and liabilities of, and minority interest in, this VIE have been included in our accompanying Consolidated Balance Sheet as of January 31, 2007, and are not significant to our consolidated financial position. The operating results of this VIE have been included in our accompanying Consolidated Statements of Income for the fiscal years ended January 31, 2008, 2007 and 2006, and are not significant to our consolidated results of operations.

Although the VIEs referred to above have been included in our accompanying Consolidated Financial Statements, we have no rights to the assets, nor do we have any obligation with respect to the liabilities, of these VIEs, and none of our assets serve as collateral for the creditors of these VIEs.

Certain of our franchisees, which combine to operate approximately 4.9% of all our franchised restaurants, are VIEs in which we hold a significant variable interest, but for which we are not the primary beneficiary. Our significant exposures related to these VIEs relate to the collection of amounts due to us and primary lease obligations or fee property ownership underlying sublease and lease arrangements that we have with these entities (see Note 7).

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, highly liquid investments purchased with original maturities of three months or less are considered cash equivalents. The carrying amount reported in our accompanying Consolidated Balance Sheets for these instruments approximates its fair value.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consist primarily of restaurant food, paper, equipment and supplies.

Deferred Loan Fees

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

Assets Held for Sale

Assets held for sale consist of surplus restaurant properties and company-operated restaurants that we expect to sell within one year. Such assets are classified as assets held for sale upon meeting the requirements of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We no longer depreciate assets once classified as held for sale.

As of January 31, 2008, total assets held for sale were $1,038 and were comprised of four surplus properties in our Hardee’s operating segment. As of January 31, 2007, total assets held for sale were $3,949. This was comprised of one surplus property in our Carl’s Jr. operating segment with a carrying value of $1,316 and seven company-operated restaurants and other real property with a collective carrying value of $2,633 in our Hardee’s operating segment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation, amortization and impairment write-downs. Depreciation is computed using the straight-line method based on the assets’ estimated useful lives, which generally range from three to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the related lease terms, as determined in accordance with SFAS 13, Accounting for Leases, as amended. In circumstances in which leasehold improvements are made during the course of a lease term such that the exercise of options available to us to extend the lease term becomes reasonably assured, such leasehold improvements may be amortized over periods that include one or more lease option terms.

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

During the first quarters of fiscal 2008, 2007 and 2006, we completed our annual assessments of the valuation of the Carl’s Jr. brand. Those assessments concluded that the fair value of the brand exceeded the carrying value and no impairment was recorded. As of January 31, 2008 and 2007, we had $22,649 in goodwill recorded on our accompanying Consolidated Balance Sheets.

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

(ii) store closure costs, including sublease of closed facilities at amounts below our primary lease obligations;

(iii) (gain) loss on the sale of restaurants and refranchising transactions; and

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iv) amortization of discount related to estimated liability for closed restaurants.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, expected sublease income and refranchising proceeds. Accordingly, actual results could vary significantly from our estimates.

(i)	Impairment of Long-Lived Assets

In accordance with SFAS 144, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (including the value of associated intangible assets) to its related estimated undiscounted future cash flows. If the undiscounted future cash flows are less than the carrying value, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. We typically estimate the fair value of assets based on the estimated future cash flows discounted at an estimated weighted-average cost of capital. Upon recording the impairment charge, the estimated fair value becomes the asset’s new cost basis.

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

(iii)	Gain (Loss) on the Sale of Restaurants

We record gains and losses on the sale of restaurants as the difference between the net proceeds received and net carrying values of the net assets of the restaurants sold.

(iv)	Amortization of Discount Related to Estimated Liability for Closed Restaurants

When we calculate the present value of the estimated liability for closed restaurants, we use an interest rate that is based on an estimated credit-adjusted risk-free rate at the time the liability is established. This estimated credit-adjusted risk-free rate was 8.0% as of January 31, 2008. We amortize the discount over the expected term of the lease.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss Contingencies

As required by SFAS 5, Accounting for Contingencies, we assess each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our Consolidated Financial Statements. We do not record liabilities for losses we believe are only reasonably possible to result in an adverse outcome. See Note 26 for further discussion.

Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have obtained stop-loss insurance for individual workers’ compensation, general and auto liability claims over $500. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 4.0% as of January 31, 2008. In determining our estimated liability, management, with the assistance of our actuary, develops assumptions based on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development. Our actual future loss development may be better or worse than the development we estimated in conjunction with our actuary, in which case our reserves would require adjustment.

As such, if we experience a higher than expected number of claims or the costs of claims rise more than expected, then we would be required to adjust the expected losses upward and increase our future self-insurance expense.

Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of January 31, 2008, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $37,026.

Leases and Leasehold Improvements

We account for our leases in accordance with SFAS 13 and other related guidance. At the inception of each lease, we perform an evaluation to determine whether the lease is an operating or capital lease. When determining the lease term for property leases, we include option periods for which failure to renew the lease imposes a penalty on us in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property.

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

Franchised and Licensed Operations

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We incur expenses that benefit both our franchisee and licensee communities. These expenses, along with other costs of sales and servicing of franchise and license agreements, are charged to franchised and licensed restaurants and other expense as incurred. Franchised and licensed restaurants and other revenue also includes rental revenue from leasing or subleasing restaurants to franchisees. The related occupancy costs are included in franchised and licensed restaurants and other expense. If we lease restaurants to a franchisee that results in a probable loss over the term of the lease, a lease subsidy allowance is established at inception and charged to facility action charges, net.

We monitor the financial condition of certain franchisees and record provisions for estimated losses on receivables when we believe that our franchisees are unable to make their required payments to us. Each quarter, we perform an analysis to estimate bad debts for each franchisee. We then compare the aggregate result of that analysis to the amount recorded in our Consolidated Financial Statements as the allowance for doubtful accounts and adjust the allowance as appropriate. Additionally, we cease accruing royalties and rental revenue from franchisees during the fiscal quarter in which we determine that collectability of such amounts is not reasonably assured. Over time, our assessment of individual franchisees may change. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, who have paid us in full or established a consistent record of payments (generally six months) such that we determined an allowance was no longer required.

Depending on the facts and circumstances, there are a number of different actions we and/or our franchisees may take to resolve franchise collections issues. These actions may include the purchase of franchise restaurants by us or by other franchisees, a modification to the franchise agreement (which may include a provision to defer certain royalty payments or reduce royalty rates in the future), a restructuring of the franchisee’s business and/or finances (including the restructuring of subleases for which we are the primary obligee to the landlord— see further discussion below) or, if necessary, the termination of the franchise agreement. The allowance established is based on our assessment of the most likely course of action that will occur.

Revenue Recognition

Company-operated restaurants revenue is recognized upon the sale of food or beverage to a customer in the restaurant. Franchised and licensed restaurants and other revenue includes continuing rent and service fees, initial fees and royalties. Continuing fees and royalties are recognized in the period earned. Initial fees are recognized upon the opening of a restaurant, which is when we have performed substantially all initial services required by the franchise agreement. Renewal fees are recognized when a renewal agreement becomes effective. Rental revenue is recognized in the period earned. Sales of food and equipment to franchisees are recognized at the time of delivery to the franchisees.

In June 2006, the FASB ratified EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), to address the presentation of taxes in the income statement. Our accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. Our adoption of EITF 06-3 at the beginning of fiscal 2008 had no impact on our consolidated results of operations.

Advertising

We utilize a single advertising fund (“Carl’s Jr. Fund”) to administer our Carl’s Jr. advertising programs and the Hardee’s Funds to administer our Hardee’s advertising programs. As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions. We consolidate the Carl’s Jr. Fund into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to our reported advertising expenses, in accordance with SFAS 45. To the extent we participate in Hardee’s advertising cooperatives, our contributions are expensed as incurred. We consolidate the Hardee’s funds into our financial statements in accordance with FIN 46R.

We charge Carl’s Jr. marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, when the commercial is first aired. To the extent we participate in Hardee’s advertising cooperatives, our contributions are expensed as incurred.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable. In performing this analysis, we consider all available evidence, both positive and negative, including historical operating results, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards and potential tax planning strategies that may be employed to prevent an operating loss or tax credit carryforwards from expiring unused. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 at the beginning of fiscal 2008. See Note 19 for a description of the impact of this adoption on our consolidated financial position and results of operations.

We maintain a liability for underpayment of income taxes and related interest and penalties, if any, for uncertain income tax positions. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Our policy on the classification of interest and penalties related to the underpayment of income taxes and uncertain tax positions is to record interest in interest expense, and to record penalties, if any, in general and administrative expense, in our consolidated statements of income. Accrued interest and penalties are included in our liability for uncertain tax positions.

We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $2,088 may be necessary within the coming year as a result of certain pending method changes filed with the Internal Revenue Service (“IRS”) and as a result of tax law changes that became effective after January 31, 2008. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken in fiscal 2009.

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

Our most significant areas of estimation are:

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including goodwill, and to establish the estimated liability for closed restaurants and subsidizing lease payments of franchisees;

•	estimation, using actuarially determined methods, of our self-insured claim losses under our workers’ compensation, general and auto liability insurance programs;

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	determination of appropriate estimated liabilities for loss contingencies;

•	determination of appropriate assumptions to use in evaluating leases for capital versus operating lease treatment, establishing depreciable lives for leasehold improvements and establishing straight-line rent expense periods;

•	estimation of the appropriate allowances associated with franchisee and licensee receivables;

•	determination of the appropriate assumptions to use to estimate the fair value of share-based compensation; and

•	estimation of our net deferred income tax asset valuation allowance, liabilities related to uncertain tax positions and effective tax rate.

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

The dilutive effect of stock options is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, unamortized compensation on share-based awards, and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase our common stock at the average market price during the period. The dilutive effect of unvested restricted stock awards is determined using the “treasury stock” method, whereby vesting is assumed at the beginning of the reporting period, and unamortized compensation on share-based awards and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase our common stock at the average market price during the period. The dilutive effect of convertible debt is determined using the “if-converted” method, whereby interest charges and amortization of debt issuance costs, net of taxes, applicable to the convertible debt are added back to income and the convertible debt is assumed to have been converted at the beginning of the reporting period, with the resulting common shares being included in weighted-average shares.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the computation of basic and diluted income per share for fiscal 2008, 2007 and 2006 as follows:

	2008	2007	2006
	(In thousands, except per share amounts)

Numerator:
Income from continuing operations	$35,072	$54,194	$182,709
Loss from discontinued operations	(3,996)	(4,022)	(1,570)

Net income for computation of basic income per share	$31,076	$50,172	$181,139

Adjustment for interest and amortization costs for 2023 Convertible Notes, net of related tax effect	$444	$1,880	$3,070
Income from continuing operations for computation of diluted income per share	$35,516	$56,074	$185,779

Net income for computation of diluted income per share	$31,520	$52,052	$184,209

Denominator:
Weighted-average shares for computation of basic income per share	59,410	63,562	59,226
Dilutive effect of stock options and restricted stock awards	1,397	1,509	2,181
Dilutive effect of 2023 Convertible Notes	1,752	7,306	11,843

Weighted-average shares for computation of diluted income per share	62,559	72,377	73,250

Basic income per share:
Basic income per share from continuing operations	$0.59	$0.85	$3.08
Basic loss per share from discontinued operations	(0.07)	(0.06)	(0.02)

Basic net income per share	$0.52	$0.79	$3.06

Diluted income per share:
Diluted income per share from continuing operations	$0.57	$0.77	$2.54
Diluted loss per share from discontinued operations	(0.07)	(0.05)	(0.03)

Diluted net income per share	$0.50	$0.72	$2.51

The following table presents the number of potentially dilutive shares, in thousands, of our common stock excluded from the computation of diluted income per share as their effect would have been anti-dilutive for fiscal 2008, 2007 and 2006:

	2008	2007	2006

Stock options and restricted stock	1,332	1,897	2,175

Share-Based Compensation

As of January 31, 2008, we had several share-based compensation plans in effect, which are described more fully in Note 22. Prior to fiscal 2007, we accounted for our share-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. We adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), at the beginning of fiscal 2007 using the modified prospective method.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

We do not use derivative instruments for trading purposes. Currently our only free standing current derivative instruments are interest rate swap agreements with various counterparties.

We account for these derivative financial instruments in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires that all derivative instruments be recognized at fair value. Our interest rate swap agreements are not designated as hedging instruments. Accordingly, the gain or loss as a result of the change in fair value is recognized in our results of operations immediately. See Note 10 for a discussion of our use of interest rate swap agreements.

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

Credit risk from our interest rate swap agreements is dependent both on movement in interest rates and the possibility of non-payment by counterparties. We limit our credit risk exposure by entering into these agreements with high-quality counterparties.

Comprehensive Income

We did not have any items of other comprehensive income requiring reporting under SFAS 130, Reporting Comprehensive Income, during fiscal 2008, 2007 and 2006.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our segments are determined at the brand level (see Note 21).

Financial Statement Misstatement Evaluation

We apply the provisions of Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of the materiality assessment. We adopted SAB 108 during fiscal 2007.

Note 2 —	Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. SFAS 157 also creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for fiscal years (including interim periods) beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. In February 2008, the FASB deferred the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). We are currently evaluating the impact of SFAS 157 on our consolidated financial position and results of operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for us is fiscal 2009. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided we also elect to apply the provisions of SFAS 157. We are currently evaluating the impact of SFAS 159 on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both of the pronouncements are effective for periods beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We have not yet evaluated the impact of SFAS 141R and SFAS 160 on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008, which for us is the first quarter of fiscal 2010. Early adoption is encouraged.

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

See Note 1 for the adoption of FIN 48 and EITF 06-3.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Facility Action Charges, Net

The components of facility action charges, net, for fiscal 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Carl’s Jr.
Estimated liability for new restaurant closures	$—	$74	$—
Adjustments to estimated liability for closed restaurants	770	629	846
Impairment of assets to be held and used	120	364	1,431
Gain on sales of restaurants and surplus properties, net	(12)	(651)	(732)
Amortization of discount related to estimated liability for closed restaurants	152	248	247

	1,030	664	1,792

Hardee’s
Estimated liability for new restaurant closures	221	3,038	957
Adjustments to estimated liability for closed restaurants	(344)	4	(29)
Impairment of assets to be disposed of	485	2,148	23
Impairment of assets to be held and used	566	680	2,521
(Gain) loss on sales of restaurants and surplus properties, net	(2,952)	(3,859)	504
Amortization of discount related to estimated liability for closed restaurants	417	483	677

	(1,607)	2,494	4,653

Other
Estimated liability for new restaurant closures	—	—	22
Adjustments to estimated liability for closed restaurants	—	—	(1)
Loss on sales of restaurants and surplus property, net	—	385	15

	—	385	36

Total
Estimated liability for new restaurant closures	221	3,112	979
Adjustments to estimated liability for closed restaurants	426	633	816
Impairment of assets to be disposed of	485	2,148	23
Impairment of assets to be held and used	686	1,044	3,952
Gain on sales of restaurants and surplus properties, net	(2,964)	(4,125)	(213)
Amortization of discount related to estimated liability for closed restaurants	569	731	924

	$(577)	$3,543	$6,481

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment charges recognized in facility action charges, net were recorded against the following asset categories during fiscal 2008, 2007 and 2006:

	2008	2007	2006

Property and equipment
Carl’s Jr.	$120	$332	$980
Hardee’s	1,034	2,779	2,382

	1,154	3,111	3,362

Property under capital leases
Carl’s Jr.	—	—	451
Hardee’s	17	49	162

	17	49	613

Favorable lease rights
Carl’s Jr.	—	32	—

	—	32	—

Total
Carl’s Jr.	120	364	1,431
Hardee’s	1,051	2,828	2,544

	$1,171	$3,192	$3,975

The following table summarizes the activity in our estimated liability for closed restaurants for fiscal 2006, 2007 and 2008:

	Carl’s Jr.	Hardee’s	Other	Total

Balance as of January 31, 2005	$4,214	$13,075	$—	$17,289
Estimated liability for new restaurant closures	—	957	22	979
Usage	(1,692)	(4,815)	(21)	(6,528)
Adjustments to estimated liability for closed restaurants	846	(29)	(1)	816
Amortization of discount	247	677	—	924

Balance as of January 31, 2006	3,615	9,865	—	13,480
Estimated liability for new restaurant closures	74	3,038	—	3,112
Usage	(1,380)	(4,217)	—	(5,597)
Adjustments to estimated liability for closed restaurants	629	4	—	633
Amortization of discount	248	483	—	731

Balance as of January 31, 2007	3,186	9,173	—	12,359
Estimated liability for new restaurant closures	—	221	—	221
Estimated liability for refranchising transactions	—	1,430	—	1,430
Usage	(1,332)	(3,263)	—	(4,595)
Adjustments to estimated liability for closed restaurants	770	(344)	—	426
Amortization of discount	152	417	—	569

Balance as of January 31, 2008	2,776	7,634	—	10,410
Less current portion, included in other current liabilities	804	2,460	—	3,264

Long-term portion, included in other long-term liabilities	$1,972	$5,174	$—	$7,146

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Accounts Receivable, Net and Notes Receivable, Net

Accounts receivable, net, as of January 31, 2008 and 2007 consisted of the following:

	2008	2007

Trade receivables	$37,277	$34,294
Refundable income taxes	7,497	8,265
Notes receivable, current portion	7,199	684
Other	176	63
Allowance for doubtful accounts	(755)	(821)

	$51,394	$42,485

The long-term portion of notes receivable, net, as of January 31, 2008 and 2007 consisted of the following:

	2008	2007

Franchisees	$906	$1,243
Other	—	2,318
Allowance for doubtful accounts	(608)	(2,786)

	$298	$775

The following table summarizes the activity in the allowances for doubtful accounts for fiscal 2006, 2007 and 2008:

	Accounts	Notes
	Receivable	Receivable	Total

Balance as of January 31, 2005	$2,504	$6,838	$9,342
Provision (recovery of provision)	674	(501)	173
Charge-offs	(431)	(80)	(511)
Recoveries	69	—	69

Balance as of January 31, 2006	2,816	6,257	9,073
(Recovery of provision) provision	(1,501)	1,244	(257)
Charge-offs	(494)	(4,715)	(5,209)

Balance as of January 31, 2007	821	2,786	3,607
Recovery of provision	(24)	(1,170)	(1,194)
Charge-offs	(42)	(1,008)	(1,050)

Balance as of January 31, 2008	$755	$608	$1,363

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Property and Equipment, Net

Property and equipment, net, consisted of the following as of January 31, 2008 and 2007:

	Estimated
	Useful Life	2008	2007

Land		$125,963	$137,561
Leasehold improvements	3-25 years	195,417	202,749
Buildings and improvements	7-40 years	312,303	281,574
Equipment, furniture and fixtures	3-10 years	292,283	301,951

		925,966	923,835
Less accumulated depreciation and amortization		(422,192)	(441,447)

		$503,774	$482,388

During fiscal 2008, 2007 and 2006, we capitalized interest costs in the amounts of $2,059, $784 and $603, respectively.

Note 7 —	Leases

We occupy land and buildings under lease agreements expiring on various dates through fiscal 2029. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of revenue in excess of specified levels, are often required. Most leases obligate us to pay costs of maintenance, insurance and property taxes.

Property under capital leases, net, consisted of the following as of January 31, 2008 and 2007:

	2008	2007

Buildings	$67,182	$69,726
Equipment	312	312

	67,494	70,038
Less accumulated amortization	(46,390)	(44,885)

	$21,104	$25,153

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum lease payments for all leases, including those in the estimated liability for closed restaurants, and the present value of net minimum lease payments for capital leases as of January 31, 2008 are as follows:

	Capital	Operating

Fiscal:
2009	$10,216	$84,329
2010	9,736	77,652
2011	8,992	66,483
2012	8,048	56,952
2013	6,784	48,844
Thereafter	17,591	271,063

Total minimum lease payments	61,367	$605,323

Less amount representing interest	(20,437)

Present value of minimum lease payments (interest rates primarily ranging from 8% to 14%)	40,930
Less current portion	(5,774)

Capital lease obligations, excluding current portion	$35,156

Total minimum lease payments have not been reduced for future minimum sublease rentals of $162,197 expected to be received under certain operating subleases.

We have net investments in lease receivables that pertain to finance leases. As of January 31, 2008 and 2007, components of the net investment in leases receivable, included in other current assets and other assets, were as follows:

	2008	2007

Net minimum lease payments receivable	$875	$1,017
Less unearned income	(265)	(345)

Net investment	$610	$672

We have leased and subleased land and buildings to others, primarily as a result of the franchising of certain restaurants. Many of these leases provide for fixed payments with contingent rent when revenue exceeds certain levels, while others provide for monthly rentals based on a percentage of revenue. Lessees generally bear the cost of maintenance, insurance and property taxes. The carrying value of assets leased to others as of January 31, 2008 and 2007 was as follows:

	2008	2007

Land	$9,581	$15,461
Leasehold improvements	4,934	5,349
Buildings and improvements	12,910	17,198
Equipment, furniture and fixtures	779	1,446

	28,204	39,454
Less accumulated depreciation and amortization	(11,994)	(13,404)

	$16,210	$26,050

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2008, future minimum lease and sublease rental revenue expected to be received including amounts reducing the estimated liability for closed restaurants, are as follows:

	Capital	Operating
	Leases or	Leases or
	Subleases	Subleases

Fiscal:
2009	$142	$29,932
2010	142	26,394
2011	142	22,645
2012	142	17,634
2013	142	13,776
Thereafter	165	51,816

Total future minimum rentals	$875	$162,197

Total future minimum rentals do not include contingent rentals, which may be received under certain leases.

Net rent expense under non-cancelable operating leases for fiscal 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Minimum rentals	$88,405	$84,833	$84,011
Contingent rentals	3,924	4,205	4,974

Gross rent expense	92,329	89,038	88,985
Less sublease rentals	(32,418)	(31,236)	(32,653)

	$59,911	$57,802	$56,332

During fiscal 2002, we entered into certain sale leaseback transactions relating to restaurant properties we currently operate through which we generated net gains of $5,158. The net gains from such transactions were deferred and are being amortized as a reduction to occupancy and other operating costs over the terms of the leases. During fiscal 2008, 2007 and 2006, we recognized gains of $339, $368 and $361, respectively.

Note 8 —	Other Assets, Net

Other assets, net, as of January 31, 2008 and 2007 consisted of the following:

	2008	2007

Intangible assets (see below)	$2,677	$2,922
Deferred loan fees	4,032	3,697
Net investment in lease receivables, less current portion	540	610
Other	2,754	2,080

	$10,003	$9,309

As of January 31, 2008 and 2007, intangible assets with finite useful lives were primarily comprised of intangible assets obtained through our acquisition of Santa Barbara Restaurant Group, Inc. (“SBRG”) in fiscal 2003 and our Hardee’s acquisition transactions in fiscal 1999 and 1998. Such intangible assets have amortization periods ranging from 15 to 43 years and are included in other assets, net, in the accompanying Consolidated Balance Sheets.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents identifiable, definite-lived intangible assets as of January 31, 2008 and 2007:

	Weighted-	January 31, 2008			January 31, 2007
	Average	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangible Asset	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Trademarks	20	$3,166	$(935)	$2,231	$3,166	$(776)	$2,390
Favorable lease agreements	22	1,085	(639)	446	1,491	(959)	532

		$4,251	$(1,574)	$2,677	$4,657	$(1,735)	$2,922

Amortization expense related to these intangible assets for fiscal 2008, 2007 and 2006 was $213, $284 and $357, respectively. For these assets, amortization expense is expected to be approximately $221 in fiscal 2009, $221 in fiscal 2010, $221 in fiscal 2011, $220 in fiscal 2012 and $212 in fiscal 2013.

Note 9 —	Other Current Liabilities

Other current liabilities as of January 31, 2008 and 2007 consisted of the following:

	2008	2007

Salaries, wages and other benefits	$29,682	$39,400
Estimated liability for self-insurance, current portion	9,984	10,938
State sales taxes	5,769	6,747
Accrued property taxes	4,553	4,903
Accrued utilities	3,505	4,041
Estimated liability for closed restaurants, current portion	3,264	3,865
Interest rate swaps, current portion	2,012	—
Accrued interest	1,284	856
Estimated liability for litigation	173	630
Other accrued liabilities	25,587	23,297

	$85,813	$94,677

Note 10 —	Long-Term Debt and Bank Indebtedness

Long-term debt and bank indebtedness as of January 31, 2008 and 2007 consisted of the following:

	2008	2007

Borrowings under revolving portion of our Facility	$66,500	$45,500
Term loan under our Facility	268,225	69,821
Convertible subordinated notes due 2023, interest at 4%	15,167	15,167
Other long-term debt	1,214	1,121

	351,106	131,609
Less current portion	(18,024)	(1,500)

	$333,082	$130,109

We amended and restated our senior credit facility (“Facility”) on March 27, 2007 and amended our Facility again on May 3, 2007 and August 27, 2007. Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. The principal amount of the term loan is

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scheduled to be repaid in quarterly installments of $675 through January 1, 2012; three quarterly payments of $64,175, beginning on April 1, 2012; and a final payment of $64,900 due on January 1, 2013. On March 7, 2008, we amended our Facility to modify one of our restrictive covenants for each of the quarters in fiscal 2009 through 2012.

During fiscal 2008, we made $1,775 of regularly scheduled principal payments on the term loan. As of January 31, 2008, we had (i) borrowings outstanding under the term loan portion of our Facility of $268,225, (ii) borrowings outstanding under the revolving portion of our Facility of $66,500, (iii) outstanding letters of credit under the revolving portion of our Facility of $38,247, and (iv) availability under the revolving portion of our Facility of $95,253.

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

As of January 31, 2008, the applicable interest rate on the term loan was the London Inter Bank Offering Rate (“LIBOR”) plus 1.375%, or a weighted-average rate of 5.51%, per annum. For the revolving loan portion of our Facility, our borrowings either bore interest at Prime plus 0.50%, or 7.00%, per annum, or were locked in at LIBOR plus 1.50% for fixed terms of approximately 30 days. As of January 31, 2008, borrowings on the revolving loan bore interest at a weighted-average rate of 5.76% per annum. We also incur fees on outstanding letters of credit under our Facility at a per annum rate equal to 1.50% times the stated amounts.

During fiscal 2008, we entered into interest rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.2159%. These agreements will expire on March 12, 2012. These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income. We recorded interest expense under the swaps of $11,380 during fiscal 2008 to adjust the carrying value of the interest rate swap agreements to the fair value. The fair value of the interest rate swap agreements, inclusive of unpaid periodic settlements, is included in other current liabilities and other long-term liabilities, in our accompanying Consolidated Balance Sheet, and was $11,380 as of January 31, 2008. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure.

Our Facility permits us to repurchase our common stock and/or pay cash dividends in an aggregate amount up to $338,443 as of January 31, 2008. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in our Facility) during the term of our Facility. Based on the amount of cumulative repurchases of our common stock and payment of cash dividends, we are permitted to make additional common stock repurchases and/or cash dividend payments of $58,381, as of January 31, 2008.

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

The 2023 Convertible Notes bear interest at 4% annually, payable in semiannual installments due April 1 and October 1 each year, are unsecured general obligations of ours, and are contractually subordinate in right of payment to certain other of our obligations, including our Facility. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. Accordingly, the $15,167 of 2023 Convertible Notes have been included in current portion of bank indebtedness and other long-term debt in our accompanying Consolidated Balance Sheet as of January 31, 2008. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. The 2023 Convertible Notes became convertible into our common stock effective July 1, 2004, and will remain convertible throughout the remainder of their term. We have no potential mandatory payments of principal on our remaining $15,167 of 4% Convertible Subordinated Notes due 2023 until October 1, 2008.

During the fiscal quarter ended May 21, 2007, the cumulative dividends declared since the most recent conversion rate adjustment resulted in a change in the conversion rate per $1 of the notes of 1.2290%, from the previous conversion rate of 113.8160 to an adjusted conversion rate of 115.2148. As a result of the conversion rate adjustment, the previous conversion price of approximately $8.79 has been adjusted to a conversion price of approximately $8.68. During the fiscal quarter ended January 31, 2008, the conversion rate changed from 115.2148 to 116.6063, resulting in an adjusted conversion price of $8.58, as a result of quarterly cash dividends declared during the last three quarters of fiscal 2008.

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

Long-term debt matures as follows:

Fiscal:
2009	$18,024
2010	2,725
2011	2,727
2012	2,729
2013	323,957
Thereafter	944

$351,106

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Other Long-Term Liabilities

Other long-term liabilities as of January 31, 2008 and 2007 consisted of the following:

	2008	2007

Estimated liability for self-insurance	$27,042	$26,199
Estimated liability for deferred rent	11,655	10,013
Interest rate swaps	9,368	—
Estimated liability for closed restaurants	7,146	8,494
Other	14,505	10,969

	$69,716	$55,675

We are self-insured for our primary workers’ compensation, general and auto liability insurance exposures not covered by our stop-loss policy. A total of $37,026 and $37,137 was accrued as of January 31, 2008 and 2007, respectively (including the long-term portions noted in the above table and the current portions included in other current liabilities, as discussed in Note 9). See Note 1 for further discussion regarding our estimation process.

Note 12 —	Stockholders’ Equity

Pursuant to a program (“Stock Repurchase Plan”) authorized by our Board of Directors, as modified during fiscal 2008, we are allowed to repurchase up to an aggregate of $400,000 of our common stock.

The following table summarizes the repurchase of shares of common stock for fiscal 2008:

Shares repurchased	15,854,519
Average price per share	$16.80
Total cost, including trading commissions	$266,640
Shares retired	15,845,019

We had 27,800 and 18,300 shares of common stock that had been repurchased but not yet retired as of January 31, 2008 and 2007, respectively. These shares are shown as common stock held in treasury on our accompanying Consolidated Balance Sheets and were retired subsequent to the balance sheet dates.

Based on our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (21,278,256 shares at an average price of $16.79 per share, for a total cost, including trading commissions, of $357,253), we are permitted to make additional repurchases of our common stock up to $42,747 under the Stock Repurchase Plan as of January 31, 2008. As part of our Stock Repurchase Plan, we implemented a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, under which we were allowed to repurchase $5,000 of our common stock in the open market each fiscal quarter. This plan expired on January 28, 2008. Rule 10b5-1 allows companies to repurchase their common stock when they might otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

During fiscal 2008, we declared cash dividends of $0.24 per share of common stock, for a total of $13,873. Dividends payable of $3,148 and $2,694 have been included in other current liabilities in our accompanying Consolidated Balance Sheets as of January 31, 2008 and 2007, respectively. The dividends declared during the quarter ended January 31, 2008 were subsequently paid on February 19, 2008.

Note 13 —	Purchase and Cancellation of Stock Options

During the twelve weeks ended August 15, 2005, we purchased and canceled all of the outstanding options of Mr. William P. Foley, who resigned from the Board of Directors on July 19, 2005, for cash consideration of $11,000,

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is included in general and administrative expense in the accompanying Consolidated Statement of Income for fiscal 2006. As of July 18, 2005, Mr. Foley held outstanding options to purchase an aggregate of 1,715,512 shares of our common stock, of which options to purchase 1,665,513 shares were vested and exercisable as of such date, and options to purchase 49,999 shares were unvested. The purchase price for Mr. Foley’s options was determined after negotiations between the parties using the Black-Scholes methodology. We retained a third-party valuation specialist to advise us in connection with this option purchase. There was no similar expense for the fiscal years ended January 31, 2008 and 2007.

Note 14 —	Fair Value of Financial Instruments

The following table presents information on our financial instruments as of January 31, 2008 and 2007:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$19,993	$19,993	$18,620	$18,620
Notes receivable, net of allowance for doubtful accounts	7,132	6,979	934	770
Interest rate swaps	11,380	11,380	—	—
Financial liabilities —
Long-term debt and bank indebtedness, including current portion	351,106	360,762	131,609	150,519

The fair value of cash and cash equivalents approximates its carrying amount due to its short maturity. The estimated fair value of notes receivable was determined by discounting future cash flows using current rates at which similar loans might be made to borrowers with similar credit ratings. The estimated fair value of interest rate swaps was based upon market quotes received from the financial institutions that are the counter parties to the swap agreements. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to us for debt with similar terms and remaining maturities, using market quotes for our 2023 Convertible Notes and using a combination of discounting future cash flows using rates currently available to us for debt with similar terms and remaining maturities.

Note 15 —	Related Party Transactions

Certain members of the Board of Directors are also our franchisees. These franchisees regularly pay royalties and purchase food and other products from us on the same terms and conditions as our other franchisees.

In fiscal 1994, our Chairman Emeritus was granted future retirement benefits for past services consisting principally of annual cash payments for life and supplemental health benefits. In fiscal 2005, this retirement benefit arrangement was amended to provide annual cash payments, health benefits and provision of certain administrative support. A total of $1,061 was accrued in other long-term liabilities as of January 31, 2007, based on actuarial calculations. These benefits terminated upon the death of our Chairman Emeritus during fiscal 2008 and, therefore, there was no remaining liability as of January 31, 2008.

We lease various properties, including certain of our corporate offices and two restaurants from a Partnership and a Trust, both of which are related parties of a member of our Board of Directors. Lease payments under these leases for fiscal 2008, 2007 and 2006 amounted to $1,063, $1,948 and $1,836, respectively.

In fiscal 2006, we had several leases with wholly-owned subsidiaries of Fidelity National Financial, Inc. (“FNF”), of which our former Chairman of the Board is also Chairman of the Board, for point-of-sale equipment, a corporate office facility, and aircraft. We paid $1,884 in fiscal 2006 to FNF under these lease agreements. We made no payments to FNF in fiscal 2008 and 2007.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Franchised and Licensed Operations

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

Franchised and licensed restaurants and other revenue for fiscal 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006

Royalties	$75,690	$77,655	$68,621
Distribution center — food	195,144	187,533	179,222
Distribution center — equipment	24,297	16,987	24,319
Rent	29,659	28,637	28,089
Franchise fees and other	8,267	6,032	6,761

	$333,057	$316,844	$307,012

Franchised and licensed restaurants and other expenses for fiscal 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006

Distribution center — food	$194,929	$185,271	$174,149
Distribution center — equipment	24,421	17,840	24,930
Rent and other occupancy	24,095	23,397	24,172
Other operating expenses	14,850	13,012	13,824

	$258,295	$239,520	$237,075

Note 17 —	Interest Expense

Interest expense for fiscal 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006

Facility	$14,093	$6,089	$6,896
Change in fair value of interest rate swap agreements	11,380	—	—
Capital lease obligations	5,074	5,665	6,257
2023 Convertible Notes	608	2,553	4,200
Amortization of deferred loan fees	918	3,096	3,312
Letter of credit fees and other	960	2,365	2,323

Total interest expense	$33,033	$19,768	$22,988

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Other Income, Net

Other income, net, for fiscal 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006

Rental revenue from properties leased to third parties, net	$1,911	$1,802	$1,352
Interest income on notes receivable from franchisees, disposition properties and capital leases	1,145	1,028	1,116
Other, net	1,381	863	(101)

Total other income, net	$4,437	$3,693	$2,367

Note 19 —	Income Taxes

Income tax expense (benefit) for fiscal 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006

Current:
Federal	$6,361	$4,323	$1,560
State	1,676	431	122
Foreign	1,164	1,124	905

	9,201	5,878	2,587

Noncurrent	503

Deferred:
Federal	13,319	23,758	(110,006)
State	1,636	4,383	(15,543)

	14,955	28,141	(125,549)

Total	$24,659	$34,019	$(122,962)

A reconciliation of income tax expense (benefit) attributable to continuing operations at the federal statutory rate of 35% to our income tax expense (benefit) is as follows:

	2008	2007	2006

Income tax expense at statutory rate	$20,907	$30,875	$20,912
State income taxes, net of federal income tax benefit	2,153	3,129	(10,024)
Decrease in valuation allowance, federal	—	(4,842)	(136,264)
Nondeductible compensation	1,416	2,390	1,793
Other, net	183	2,467	621

	$24,659	$34,019	$(122,962)

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

	2008	2007

Estimated liability for closed restaurants	$4,572	$5,486
Net operating loss carryforwards	17,888	30,100
Basis difference in fixed assets	8,729	12,210
Goodwill and other intangible assets	34,419	42,792
Reserves and allowances	25,146	26,934
Capital leases	12,720	12,726
Federal and state tax credits	12,806	20,199
Other	8,471	5,444

	124,751	155,891
Valuation allowance	(28,105)	(44,444)

Net deferred tax asset	$96,646	$111,447

The components of our net deferred income tax assets as of January 31, 2007 presented in the table above have been revised to include certain state deferred income tax assets and the related valuation allowance, which fully offsets such deferred income tax assets. As a result of this revision, both the gross deferred income tax assets and the valuation allowance as of January 31, 2007 have been increased by $17,187. This reclassification had no impact on the accompanying Consolidated Financial Statements.

As of January 31, 2005, we maintained a valuation allowance against substantially all of our net deferred income tax assets, because we had determined, based primarily on a history of cumulative losses in recent years and uncertainty regarding the timing and amounts of future taxable income, that realization of our deferred income tax assets was not more likely than not. During fiscal 2006, after considering a number of factors, including a three-year history of cumulative earnings, utilization of NOL carryforwards in fiscal 2006 and projected future taxable income, we determined we would more likely than not realize substantial future tax benefits from our deferred income tax assets and we reduced our valuation allowance by $159,959 as of January 31, 2006. $11,971 of the aggregate tax benefit from the reversal of the valuation allowance during fiscal 2006 was recorded as an increase to additional paid-in capital for the tax benefit realized from the exercise of stock options during and prior to fiscal 2006.

During the fourth quarter of fiscal 2007, we determined that we would more likely than not realize future tax benefits from certain of our deferred income tax assets for which we previously maintained a valuation allowance. This determination was based on a number of factors, including our ability, for the first time in several years, to utilize more foreign tax credits than we generated in fiscal 2007 and our projected future foreign source income. As a result of our analysis, we reduced our valuation allowance by $4,884 as of January 31, 2007.

At the beginning of fiscal 2008, we adjusted certain beginning of the year gross deferred tax assets. These deferred tax assets were subject to a full valuation allowance, and therefore, the corresponding valuation allowance was reduced by a like amount. As of the beginning of the year, we reduced our gross deferred tax assets and correspondingly reduced our valuation allowance for these items in the amount of $4,995. Subsequent to the first quarter of fiscal 2008, we further reduced our gross deferred income tax assets and our valuation allowance by an additional $6,296. During the second quarter of fiscal 2008, we decreased our valuation allowance by $4,426 since we expect to realize the tax benefit associated with our federal capital loss carryforward as a result of the taxable gain on the disposal of La Salsa. The benefit recognized as a result of the valuation allowance reversal for our federal capital loss carryforward has been included in the determination of the income tax expense on the

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposal of La Salsa, which is included in loss from discontinued operations in our accompanying Consolidated Statement of Income for fiscal 2008 (see Note 20).

Our remaining valuation allowance of $28,105 as of January 31, 2008, relates to state capital loss carryforwards, certain state net operating loss and income tax credit carryforwards and other temporary differences related to various states in which one or more of our entities file separate income tax returns. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

As of January 31, 2008, we have federal alternative minimum tax (“AMT”) credit and foreign tax credit carryforwards of approximately $12,256. Our AMT credits will be carried forward until utilized, and our foreign tax credits would expire, if unused, in varying amounts in the years 2012 through 2018. As of January 31, 2008, we have state NOL carryforwards in the amount of approximately $448,154, which expire in varying amounts in the years 2009 through 2028. As of January 31, 2008, we have recognized $48 of net deferred income tax assets related to our state NOL carryforwards, which represents our expected future tax savings from such carryforwards.

The federal and state tax credits and the state net operating loss carryforwards reflected in our income tax returns, as filed, include the impact of uncertain tax positions taken in open years. Due to the application of FIN 48, they are larger than the tax credits and net operating losses for which deferred income tax assets are recognized for financial statement purposes.

We adopted FIN 48 (see Note 1) at the beginning of fiscal 2008. The adoption of FIN 48 resulted in a decrease of $175 in refundable income taxes, an increase of $642 in income tax liabilities, an increase of $46 in deferred income tax assets and an increase of $771 in accumulated deficit.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for fiscal 2008:

Unrecognized tax benefits, beginning of year	$15,913
Gross increases related to tax positions taken in prior years	363
Gross increases related to tax positions taken in the current year	3,102

Unrecognized tax benefits, end of year	$19,378

Included in the balance of unrecognized tax benefits as of January 31, 2008, are $4,554 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of January 31, 2008, are $14,824 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes, income taxes payable and valuation allowance. Amounts recorded for interest and penalties in connection with the unrecognized tax benefits noted above were not significant as of and for the year ended January 31, 2008.

We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $2,088 may be necessary within the coming year as a result of certain pending method changes filed with the IRS and as a result of tax law changes that became effective after January 31, 2008. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken in fiscal 2009.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We have carried forward various federal and state NOL and income tax credits to income tax years that remain open by statute. As a result, such NOL and income tax credit carryforwards remain subject to adjustment by the respective tax authorities. The IRS has completed an examination of our U.S. income tax returns for fiscal 2003 through fiscal 2005, and the subsequent years remain open to examination. In addition, our state income tax returns generally have statutes of limitations ranging from three to four years from the filing date.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 —	Discontinued Operations

Consistent with our strategy to focus on growing Carl’s Jr. and Hardee’s, including dual-branding them with our Mexican brands, Green Burrito and Red Burrito, on July 16, 2007, we sold our La Salsa restaurants and the related franchise operations to LAS Acquisition, LLC (“Buyer”). Under the agreement, SBRG, a wholly-owned subsidiary of the Company, sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. for adjusted consideration of $15,889. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa.

In connection with the sale, we received gross consideration of $5,776 in cash, $543 in receivables and three secured notes aggregating $9,570 from Buyer. These notes were secured by the personal property of Buyer, a pledge of the equity interests acquired by Buyer in La Salsa, Inc. and La Salsa of Nevada, Inc. and certain personal and corporate guarantees. The notes were comprised of (i) a $1,000 note due August 15, 2007 and bearing interest at 10.0% per annum, (ii) a $1,000 note due September 14, 2007 and bearing interest of 10.0% per annum and (iii) a $7,570 note due January 28, 2008 and bearing interest of 10.0% per annum. We received payment on the two $1,000 notes as they came due.

On January 28, 2008, Buyer executed an amended and restated note payable to replace the remaining $7,570 note payable and other amounts due to us, such as interest accrued on the old note and additional amounts related to the completion of the transaction. The amended and restated note payable of $8,626 bears interest at 10.0% per annum and is secured by the personal property of Buyer, a pledge of the equity interests acquired by Buyer in La Salsa, Inc. and La Salsa of Nevada, Inc. and certain personal and corporate guarantees. Buyer made a $2,000 principal payment upon execution, and the remaining $6,626 note payable is included in accounts receivable, net in our accompanying Consolidated Balance Sheet as of January 31, 2008. Subsequent to January 31, 2008, we have received payments totaling $2,600, in accordance with the terms of the note. Interest is due monthly, and the remaining principal balance is due on December 31, 2008.

In accordance with SFAS 144, the divestiture of La Salsa qualifies as discontinued operations, and accordingly, we have reported the results of operations and financial position of this segment in discontinued operations in our accompanying Consolidated Financial Statements for all periods presented. There were certain general and administrative expenses that had previously been allocated to our La Salsa operating segment that we expect to continue to incur after the divestiture. As such, those expenses have been reallocated to our continuing operations in our accompanying Consolidated Statements of Income.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The current and long-term assets and liabilities of the discontinued operations as of January 31, 2007 were as follows:

Cash and cash equivalents	$60
Accounts receivable, net	319
Inventories, net	257
Prepaid expenses	626
Deferred income tax assets, net	548
Other current assets	197

Current assets of discontinued operations	$2,007

Property and equipment, net	$6,202
Other assets, net	12,657

Long-term assets of discontinued operations	$18,859

Accounts payable	$293
Other current liabilities	1,456

Current liabilities of discontinued operations	$1,749

Deferred income tax liabilities, net	$2,216
Other long-term liabilities	3,530

Long-term liabilities of discontinued operations	$5,746

The results from discontinued operations for fiscal 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Revenue	$20,907	$46,339	$49,156

Operating loss	(724)	(6,202)	(2,488)
Interest (expense) income	(22)	17	(28)
Other income, net	92	43	20
Income tax benefit	173	2,120	926

	(481)	(4,022)	(1,570)

Loss on disposal of La Salsa	(1,389)	—	—
Income tax expense related to disposal of La Salsa	(2,126)	—	—

Net loss on disposal of La Salsa	(3,515)	—	—

Loss from discontinued operations	$(3,996)	$(4,022)	$(1,570)

During fiscal 2008, we recorded a loss on the disposal of La Salsa, which consisted of purchase price adjustments and the final settlement of a contingent liability related to a litigation matter.

Note 21 —	Segment Information

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Carl’s Jr.	Hardee’s	Other	Total

2008
Revenue	$845,634	$685,273	$3,727	$1,534,634
Segment operating income	66,801	21,227	299	88,327
Interest expense	2,764	8,921	21,348	33,033
Total assets	262,968	336,745	191,998	791,711
Capital expenditures(1)	81,298	48,966	1	130,265
Goodwill	22,649	—	—	22,649
Depreciation and amortization(1)	31,579	31,023	159	62,761
Income tax expense (benefit)	26,283	5,552	(7,176)	24,659
2007
Revenue	$830,961	$706,884	$4,226	$1,542,071
Segment operating income (loss)	80,692	30,201	(199)	110,694
Interest expense	3,991	15,491	286	19,768
Total assets(1)	212,480	369,954	193,338	775,772
Capital expenditures(1)	61,280	53,406	18	114,704
Goodwill	22,649	—	—	22,649
Depreciation and amortization(1)	26,328	32,821	219	59,368
Income tax expense (benefit)	30,342	4,077	(400)	34,019
2006
Revenue	$802,761	$661,509	$4,921	$1,469,191
Segment operating income (loss)	80,047	11,600	(11,279)	80,368
Interest expense	4,255	18,641	92	22,988
Total assets(1)	195,729	359,342	215,148	770,219
Capital expenditures(1)	28,754	38,601	211	67,566
Goodwill	22,649	—	—	22,649
Depreciation and amortization(1)	24,958	35,473	166	60,597
Income tax expense (benefit)	1,888	—	(124,850)	(122,962)

(1)	The difference between the total and the amount reported in our accompanying consolidated financial statements relates to our discontinued operations.

Note 22 —	Share-Based Compensation

We adopted SFAS 123R, as of the beginning of fiscal 2007, using the modified prospective approach. SFAS 123R replaced SFAS 123, Accounting for Stock-Based Compensation, and superseded APB 25. SFAS 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values measured at the grant date, or the date of later modification, over the requisite service period. In addition, under the modified prospective approach, SFAS 123R requires unrecognized cost (based on the amounts previously disclosed in pro forma footnote disclosures) related to awards vesting after the date of initial adoption to be recognized in the financial statements over the remaining

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requisite service period. Therefore, the amount of compensation costs to be recognized over the requisite service period on a prospective basis after January 31, 2006 includes: (i) previously unrecognized compensation cost for all share-based payments granted prior to, but not yet vested as of, January 31, 2006 based on their fair values measured at the grant date, (ii) compensation cost of all share-based payments granted subsequent to January 31, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to January 31, 2006 measured as of the date of such modification.

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

SFAS 123R also amended SFAS 95, Statement of Cash Flows, to require companies to change the classification in the statement of cash flows of any tax benefits realized upon the exercise of stock options or issuance of nonvested share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are required to be reported as a financing cash inflow rather than as a reduction of income taxes paid in operating cash flows.

Total share-based compensation expense and associated tax benefits recognized under SFAS 123R for fiscal 2008 and 2007 was as follows:

	2008	2007

Share-based compensation expense related to performance-vested restricted stock awards	$4,231	$2,296
All other share-based compensation expense	7,147	6,072

Total share-based compensation expense	$11,378	$8,368

Associated tax benefits	$2,338	$2,068

Prior to January 31, 2006, we accounted for share-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS 123, and accordingly, did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Total share-based compensation expense was $188, with associated tax benefits of $72, and was included in general and administrative expense in our accompanying Consolidated Statement of Income for fiscal 2006.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had the fair value based method prescribed by SFAS 123 been applied, additional compensation expense would have been recognized for fiscal 2006, and the effect on net income and net income per share would have been as follows:

Net income, as reported	$181,139
Add — Share-based compensation expense included in reported net income, net of related tax effects	116
Deduct — Total share-based compensation expense determined under fair value based method, net of related tax effects	(2,933)

Net income, pro forma	$178,322

Net income per common share:
Basic — as reported	$3.06
Basic — pro forma	3.01
Diluted — as reported	2.51
Diluted — pro forma	2.47

Employee Stock Purchase Plan

In fiscal 1995, our Board of Directors adopted, and stockholders subsequently approved in fiscal 1996, an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, up to 3,907,500 shares of our common stock through payroll deductions.

Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salaries. We contribute varying amounts, as specified in the ESPP. During fiscal 2008, 2007 and 2006, 195,665, 168,901 and 145,434 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $16.87, $17.01 and $13.91 per share, respectively. We contributed $960 or an equivalent of 50,936 shares for fiscal 2008, $752 or an equivalent of 45,369 shares for fiscal 2007 and $535 or an equivalent of 37,977 shares for fiscal 2006. As of January 31, 2008, 460,294 shares are available for purchase under the ESPP.

Stock Incentive Plans

The 2005 Omnibus Incentive Compensation Plan (“2005 Plan”) that was approved by our stockholders in June 2005 is an “omnibus” stock plan consisting of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock grants, stock appreciation rights and stock units. Participants in the 2005 Plan may be granted any one of the equity awards or any combination thereof, as determined by the Compensation Committee of our Board of Directors. A total of 2,500,000 shares were initially available for grant under the 2005 Plan. The number of shares available for grant under the 2005 Plan was subsequently increased to 5,500,000 during fiscal 2008. Options generally have a term of ten years from the date of grant and vest as prescribed by the Compensation Committee. Options are generally granted at a price equal to the fair market value of the underlying common stock on the date of grant. Restricted stock awards are generally awarded with an exercise price of $0. The 2005 Plan will terminate on March 22, 2015, unless the Board of Directors, at its discretion, terminates the Plan at an earlier date. For restricted stock awards prior to our adoption of SFAS 123R, the difference between the market price of the underlying common stock on the date of grant and the exercise price of restricted stock awards was initially recorded as unearned compensation on restricted stock within the stockholders’ equity section of our accompanying Consolidated Balance Sheet and was being subsequently amortized over the vesting period. The balance of unearned compensation related to the unearned portion of these awards was eliminated against additional paid-in capital upon our adoption of SFAS 123R as of the beginning of fiscal 2007. As of January 31, 2008, 3,515,000 shares are available for future grants of options or other awards under the 2005 Plan. As of

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2008, 654,666 options were outstanding under the 2005 Plan with exercise prices ranging from $12.71 per share to $17.53 per share.

Our 2001 Stock Incentive Plan (“2001 Plan”) was approved by our Board of Directors in September 2001. Awards granted to eligible employees under the 2001 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of ten years from the date of grant. Options are generally granted at a price equal to the fair market value of the underlying common stock on the date of grant. As of January 31, 2008, 54,022 shares are available for future grants of options or other awards under the 2001 Plan. As of January 31, 2008, 326,901 options were outstanding under the 2001 Plan with exercise prices ranging from $5.75 per share to $15.66 per share.

Our 1999 Stock Incentive Plan (“1999 Plan”) was approved by stockholders in June 1999 and amended and again approved in June 2000. Awards granted to eligible employees under the 1999 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options generally have a term of ten years from the date of grant, except for incentive stock options granted to 10% or greater stockholders of CKE, which have a term of five years from the date of grant. Options are generally at a price equal to the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater stockholders of CKE may not be granted at less than 110% of the fair market value of the common stock on the date of grant. Restricted stock awards are generally awarded with an exercise price of $0 per share. As of January 31, 2008, 2,455 shares are available for future grants of options or other awards under the 1999 Plan, as amended, with such amount of available shares increased by 350,000 shares on the date of each annual meeting of stockholders. As of January 31, 2008, 3,096,978 options were outstanding under the 1999 Plan with exercise prices ranging from $2.63 per share to $19.13 per share.

Our 1994 Stock Incentive Plan expired in April 1999 and all outstanding options under the plan are fully vested. Outstanding options generally have a term of five years from the date of grant for the non-employee directors and ten years from the date of grant for employees and were priced at the fair market value of the shares on the date of grant. As of January 31, 2008, there were no shares available for future grants of options or other awards under this plan. As of January 31, 2008, there were 386,630 stock options outstanding under this plan with exercise prices ranging from $18.13 per share to $36.65 per share.

In conjunction with the acquisition of SBRG, we assumed the options outstanding under various SBRG stock plans. As of January 31, 2008, 404,132 of those options were outstanding, with exercise prices ranging from $2.04 per share to $9.93 per share.

In general, options issued under our stock incentive plans have a term of ten years and vest over a period of three years. We generally issue new shares of common stock for option exercises. The grant date fair value is calculated using a Black-Scholes option valuation model.

The weighted-average assumptions used for grants in fiscal 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Annual dividend yield	1.32%	1.09%	1.13%
Expected volatility	47.95%	48.66%	63.62%
Risk-free interest rate (matched to the expected term of the outstanding option)	3.33%	4.76%	4.39%
Expected life (years)	6.00	5.97	5.29
Weighted-average fair value of each option granted	$5.01	$8.95	$7.14

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions under all plans for fiscal 2008 were as follows:

Stock options outstanding:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value

Outstanding as of January 31, 2007	5,374,306	$13.36	5.38
Granted	553,750	11.94
Exercised	(459,813)	7.14
Forfeited	(96,015)	14.51
Expired	(502,921)	23.96

Outstanding as of January 31, 2008	4,869,307	$12.60	5.44	$12,350

Exercisable as of January 31, 2008	3,689,324	$12.05	4.31	$11,516

Expected to vest as of January 31, 2008	1,071,167	$14.32	8.93	$741

The following table summarizes certain stock option exercise activity for fiscal 2008, 2007 and 2006:

	2008	2007	2006

Total intrinsic value of stock options exercised	$5,717	$11,147	$19,525

As of January 31, 2008, there was $6,450 of unamortized compensation expense related to stock options. We expect to recognize this expense over a weighted-average period of 1.98 years.

Restricted stock awards:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Restricted stock awards as of January 31, 2007	616,012	$17.36
Granted	642,156	16.12
Awards vested	(402,984)	16.84
Forfeited	(566)	19.00

Restricted stock awards as of January 31, 2008	854,618	16.67

The following table summarizes certain restricted stock award activity for fiscal 2008, 2007 and 2006:

	2008	2007	2006

Total fair value of awards vested	$6,787	$644	$—

Unvested restricted stock awards as of January 31, 2008 consist of 494,618 restricted stock awards that have vesting periods ranging from one to four years and 360,000 performance-vested restricted stock awards that were awarded to certain key executives. Pursuant to their amended employment agreements, these executives are awarded performance-vested restricted stock on an annual basis through fiscal 2011. Annual awards are subject to adjustment, based on the final performance relative to specified performance goals over a specified performance period, resulting in minimum annual awards of no shares and maximum annual awards of 360,000 shares. We begin recognizing the share-based compensation expense related to these awards when we deem the achievement of performance goals to be probable. We recognized $4,231 and $2,296 of share-based compensation expense related to performance-vested restricted stock awards during fiscal 2008 and 2007, respectively. As of January 31, 2008, there was $11,246 of unrecognized compensation expense related to restricted stock awards. If all performance

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goals and service requirements are met for these restricted stock awards, the unamortized expense will be recognized over a weighted-average period of 2.15 years.

Note 23 —	Employee Benefit and Retirement Plans

Savings and Profit Sharing Plan

We sponsor a contributory plan (“401(k) Plan”) to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (“IRC”) for eligible employees other than operations hourly employees and highly compensated employees. Participants may elect to contribute up to 25% of their annual salaries on a pre-tax basis to the 401(k) Plan, subject to the maximum contribution allowed by the IRC. Our matching contributions are determined at the discretion of our Board of Directors. For fiscal 2008, 2007 and 2006, we did not make matching contributions to the 401(k) Plan.

Deferred Compensation Plan

On June 28, 2005, our Board of Directors approved the CKE Restaurants, Inc. Deferred Compensation Plan (“Plan”). Under the Plan, participants may elect to defer, on a pre-tax basis, a portion of their base salary (in an amount not to exceed 80%), quarterly or annual bonus (in an amount not to exceed 100%), or, in the case of non-employee directors, annual stipend and meeting fees (in an amount not to exceed 100%). Any amounts deferred by a participant will be credited to such participant’s deferred compensation account, a bookkeeping device utilized solely for the purpose of determining the benefits payable to a participant under the Plan. The Plan further states that we may make discretionary contributions to a participant’s deferred compensation account. Each participant will be vested in the amounts held in such participant’s deferred compensation account as follows: (i) one hundred percent (100%) vested at all times with respect to all amounts of deferred compensation; and (ii) vested as determined by the Board of Directors and the Compensation Committee of the Board of Directors with respect to all discretionary contributions that we make. We made no discretionary contributions to participant’s accounts in fiscal 2008, 2007 or 2006.

The Plan provides that any amounts deferred under the Plan may not be distributed to a participant earlier than: (i) the participant’s separation from service with CKE; (ii) the participant’s retirement from CKE; (iii) the participant’s disability; (iv) the participant’s death; (v) the occurrence of a change in control; (vi) the occurrence of an unforeseeable emergency; or (vii) such other date as set forth in the participant’s deferral election, including a date that occurs prior to the participant’s separation from service with CKE. Any amounts distributed to a participant will be paid in a form specified by the participant, or in the form of either a lump sum payment in an amount equal to the participant’s deferred compensation account balance or equal annual installments of the participant’s deferred compensation account balance over a period not to exceed (i) fifteen years in the case of a distribution on or after a participant’s attainment of the normal retirement age set forth in the Plan or (ii) five years in all other cases.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24 —	Supplemental Cash Flow Information

The following table presents supplemental cash flow information for fiscal 2008, 2007 and 2006:

	2008	2007	2006

Cash paid for:
Interest, net of amounts capitalized	$22,294	$17,687	$19,777
Income taxes, net of refunds received	6,703	5,324	1,362
Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	339	368	361
Dividends declared, not paid	3,148	2,694	2,394
Capital lease obligations incurred to acquire assets	—	302	344

The cash used in financing activities related to the repurchase of common stock for fiscal 2008 and 2007 differs from the repurchase of common stock in the statement of stockholders’ equity by $92 and $(360), respectively, reflecting the timing difference between the recognition of share repurchase transactions and their settlement for cash. There was no such difference for fiscal 2006. The $270 and $360 liability for unsettled repurchases of common stock is included in other current liabilities in our accompanying Consolidated Balance Sheets as of January 31, 2008 and 2007, respectively.

Note 25 —	Selected Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly results:

	Quarter
	1st	2nd	3rd	4th

Fiscal 2008
Total revenue	$481,802	$363,091	$351,622	$338,119
Operating income	29,987	23,370	19,479	15,491
Net income	15,351	9,425	6,202	98
Basic income per common share	0.24	0.15	0.11	—
Diluted income per common share	0.23	0.15	0.11	—
Fiscal 2007
Total revenue	$474,048	$364,404	$354,387	$349,232
Operating income	33,637	33,864	26,735	16,458
Net income	16,168	14,216	9,457	10,331
Basic income per common share	0.27	0.24	0.14	0.15
Diluted income per common share	0.23	0.20	0.14	0.15

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable adverse weather conditions, which may affect sales volume and food costs. In addition, all quarters presented are comprised of three four-week accounting periods, except the first quarters of fiscal 2008 and 2007, which are comprised of four four-week accounting periods.

Fourth Quarter Adjustment

During the fourth quarter of fiscal 2008, we recorded interest expense of $9,541 related to changes in the fair value of our interest rate swap agreements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26 —	Commitments and Contingent Liabilities

Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental revenue and the payments on the leases as rental expense in franchised and licensed restaurants and other expense. As of January 31, 2008, the present value of the lease obligations under the remaining master leases’ primary terms is $106,688. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $1,244, of which $170 is reserved for in our estimated liability for closed restaurants as of January 31, 2008.

Pursuant to our Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 10). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of January 31, 2008, we had outstanding letters of credit of $38,247, expiring at various dates through March 2009.

As of January 31, 2008, our standby letter of credit agreements with various banks expire as follows:

March 2008	$50
April 2008	50
July 2008	9,207
November 2008	741
December 2008	553
February 2009	12,816
March 2009	14,830

$38,247

As of January 31, 2008, we had unconditional purchase obligations in the amount of $56,096, which primarily include contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, either all of or a pro-rata portion of the bonus in effect for the year in which the termination occurs. Additionally, all options and restricted stock awarded to the affected executives which have not vested as of the date of termination would vest immediately, and restricted stock awards which have not yet been awarded would be awarded and would vest immediately. If all of these Agreements had been triggered as of January 31, 2008, we would have been required to make cash payments of approximately $16,158.

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

As of January 31, 2008, we had recorded an accrued liability for contingencies related to litigation in the amount of $173, which relates to certain employment, real estate and other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of January 31, 2008, we estimated the contingent liability of those losses related to other litigation claims that, in accordance with SFAS 5, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $723 to $2,405.

EXHIBIT INDEX

Exhibits	Description

3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement Number 33-52523.
3.2	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on December 9, 1997, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998, and is hereby incorporated by reference.
3.3	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-4 Registration Statement Number 33-52523.
3.4	Certificate of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.
3.5	Certificate of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed December 13, 2006.
3.6	Certificate of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed December 10, 2007.
4.6	Indenture, dated as of September 29, 2003, by and between the Company and J.P. Morgan Trust Company, National Association, as Trustee, filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.
4.7	Form of Notes (included in Exhibit 4.6).
4.8	Registration Rights Agreement, dated as of September 29, 2003, by and among the Company and Citigroup Global Markets, Inc., for itself and the other initial purchasers, filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2003, and is hereby incorporated by reference.
10.1	Carl Karcher Enterprises, Inc. Profit Sharing Plan, as amended, filed as Exhibit 10.21 to the Company’s Form S-1 Registration Statement Number 2-73695, and is hereby incorporated by reference.(1)
10.4	CKE Restaurants, Inc. 1994 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement Number 333-12399.(1)
10.5	CKE Restaurants, Inc. 1999 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement Number 333-83601.(1)
10.15	Employment Agreement dated as of April 9, 1999, by and between the Company and John J. Dunion, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 17, 1999, and is hereby incorporated by reference.(1)
10.48	CKE Restaurants, Inc. 2001 Stock Incentive Plan, Incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement Number 333-76884.(1)
10.53	Employment Agreement, effective as of January 27, 2004, by and between the Company and Theodore Abajian, incorporated herein by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.(1)
10.55	Employment Agreement, effective as of April 4, 2004, by and between the Company and Andrew F. Puzder, incorporated herein by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.(1)
10.56	Employment Agreement, effective as of January 27, 2004, by and between the Company and E. Michael Murphy, incorporated herein by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.(1)
10.57	Employment Agreement, effective as of January 27, 2004, by and between the Company and Brad R. Haley, incorporated herein by reference to the like-numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 17, 2004.(1)
10.60	Amendment to Employment Agreement between the Company and Andrew F. Puzder, effective as of February 1, 2005, incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.(1)
10.63	CKE Restaurants, Inc. 1994 Employee Stock Purchase Plan, as amended, incorporated herein by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed May 20, 2005.(1)

Exhibits	Description

10.64	Form of Stock Option Agreement under the 2005 Omnibus Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2005.(1)
10.65	Form of Restricted Stock Award Agreement under the 2005 Omnibus Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 30, 2005.(1)
10.66	Form of Stock Appreciation Rights Award Agreement under the 2005 Omnibus Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 30, 2005.(1)
10.67	Form of Restricted Stock Unit Award Agreement under the 2005 Omnibus Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 30, 2005.(1)
10.68	Form of Stock Award Agreement under the 2005 Omnibus Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 30, 2005.(1)
10.69	CKE Restaurants, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 30, 2005.(1)
10.70	Stock Option Purchase Agreement, dated as of July 19, 2005, by and between the Company and William P. Foley, II, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2005.
10.71	Amendment No. 2 to Employment Agreement between the Company and Andrew F. Puzder, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006.(1)
10.72	Amendment No. 1 to Employment Agreement between the Company and E. Michael Murphy, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006.(1)
10.73	Amendment No. 1 to Employment Agreement between the Company and Theodore Abajian, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006.(1)
10.74	Amendment No. 1 to Employment Agreement between the Company and Brad R. Haley, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006.(1)
10.75	Amendment No. 3 to Employment Agreement between the Company and Andrew F. Puzder, effective as of October 12, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2006.(1)
10.76	Amendment No. 2 to Employment Agreement between the Company and E. Michael Murphy, effective as of October 12, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 17, 2006.(1)
10.77	Amendment No. 2 to Employment Agreement between the Company and Theodore Abajian, effective as of October 12, 2006, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 17, 2006.(1)
10.79	Seventh Amended and Restated Credit Agreement, dated as of March 27, 2007, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago Branch, as Administrative Agent, and Citigroup Global Markets, Inc. and Bank of America, N.A., as Co-Syndication Agents.
10.80	Amendment No. 2 to Employment Agreement between the Company and Brad R. Haley, effective as of March 20, 2007.(1)
10.81	Stock Purchase Agreement, effective as of April 3, 2007, by and between the Company and Pirate Capital, LLC, a Delaware limited liability company, on behalf of Jolly Roger Activist Portfolio LTD, Jolly Roger Fund LP and Jolly Roger Offshore Fund LTD, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2007.

Exhibits	Description

10.82	Employment Agreement, effective January 2004, by and between Hardee’s Food Systems, Inc. and Noah J. Griggs, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007.(1)
10.83	Amendment No. 1 to Employment Agreement between the Company and Noah J. Griggs, effective as of December 6, 2005, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007.(1)
10.84	Amendment No. 2 to Employment Agreement between the Company and Noah J. Griggs, effective as of March 20, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007.(1)
10.85	Amendment No. 3 to Employment Agreement between the Company and Noah J. Griggs, effective as of June 11, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007.(1)
10.86	Additional Loan and First Amendment to Seventh Amended and Restated Credit Agreement, dated as of May 3, 2007, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007.
10.87	CKE Restaurants, Inc. 2005 Omnibus Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2007.(1)
10.88	Additional Loan and Second Amendment to Seventh Amended and Restated Credit Agreement, dated as of August 27, 2007, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2007.
10.89	Third Amendment to Seventh Amended and Restated Credit Agreement, dated as of March 7, 2008, by and among the Company, BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent, and the subsidiaries of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008.
11.1	Computation of Per Share Earnings, included in Note 1 of Notes to Consolidated Financial Statements.
12.1	Computation of Ratios.
14.1	CKE Restaurants, Inc. Code of Ethics for CEO and Senior Financial Officers, as approved by the Company’s Board of Directors on March 3, 2004, incorporated herein by reference to the like-numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.
21.1	Subsidiaries of Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules or exhibits omitted. The Company shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(1)	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.