Form 10-Q
period 2008-05-19
CKE RESTAURANTS INC
filed 2008-06-25
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 19, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 19, 2008, 52,437,320 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	May 19, 2008	January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$18,868	$19,993
Accounts receivable, net of allowance for doubtful accounts of $409 as of May 19, 2008 and $755 as of January 31, 2008	38,893	51,394
Related party trade receivables	6,101	5,179
Inventories, net	25,131	26,030
Prepaid expenses	11,047	12,509
Assets held for sale	1,238	1,038
Advertising fund assets, restricted	17,364	18,207
Deferred income tax assets, net	19,407	23,768
Other current assets	2,716	2,887

Total current assets	140,765	161,005
Notes receivable, net of allowance for doubtful accounts of $632 as of May 19, 2008 and $608 as of January 31, 2008	253	298
Property and equipment, net of accumulated depreciation and amortization of $414,719 as of May 19, 2008 and $422,192 as of January 31, 2008	495,223	503,774
Property under capital leases, net of accumulated amortization of $47,021 as of May 19, 2008 and $46,390 as of January 31, 2008	19,905	21,104
Deferred income tax assets, net	72,878	72,878
Goodwill	22,649	22,649
Other assets, net	9,861	10,003

Total assets	$761,534	$791,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of bank indebtedness and other long-term debt	$17,975	$18,024
Current portion of capital lease obligations	5,876	5,774
Accounts payable	56,619	80,697
Advertising fund liabilities	17,364	18,207
Other current liabilities	91,319	85,813

Total current liabilities	189,153	208,515
Bank indebtedness and other long-term debt, less current portion	313,108	333,082
Capital lease obligations, less current portion	33,339	35,156
Other long-term liabilities	64,319	69,716

Total liabilities	599,919	646,469

Commitments and contingencies (Notes 4 and 6)
Subsequent events (Notes 4, 7, 8 and 14)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 52,437 shares issued and outstanding as of May 19, 2008; 52,504 shares issued and 52,476 shares outstanding as of January 31, 2008	524	525
Common stock held in treasury, at cost; none as of May 19, 2008 and 28 shares as of January 31, 2008	—	(359)
Additional paid-in capital	254,062	251,524
Accumulated deficit	(92,971)	(106,448)

Total stockholders’ equity	161,615	145,242

Total liabilities and stockholders’ equity	$761,534	$791,711

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Revenue:
Company-operated restaurants	$358,238	$380,524
Franchised and licensed restaurants and other	107,933	101,278

Total revenue	466,171	481,802

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	105,074	111,435
Payroll and other employee benefits	103,683	110,479
Occupancy and other	78,035	81,874

Total restaurant operating costs	286,792	303,788
Franchised and licensed restaurants and other	83,067	79,492
Advertising	21,098	22,762
General and administrative	44,511	46,027
Facility action charges, net	1,073	(254)

Total operating costs and expenses	436,541	451,815

Operating income	29,630	29,987
Interest expense	(4,568)	(5,295)
Other income, net	992	1,624

Income before income taxes and discontinued operations	26,054	26,316
Income tax expense	9,434	10,617

Income from continuing operations	16,620	15,699
Loss from discontinued operations (net of income tax benefit of $160 for the sixteen weeks ended May 21, 2007)	—	(348)

Net income	$16,620	$15,351

Basic income per common share:
Continuing operations	$0.32	$0.24
Discontinued operations	—	—

Net income	$0.32	$0.24

Diluted income per common share:
Continuing operations	$0.31	$0.23
Discontinued operations	—	—

Net income	$0.31	$0.23

Dividends per common share	$0.06	$0.06

Weighted-average common shares outstanding:
Basic	51,582	64,823
Diluted	54,232	68,150
See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Cash flows from operating activities:
Net income	$16,620	$15,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,982	19,884
Amortization of deferred loan fees	436	265
Share-based compensation expense	3,934	3,101
Change in fair value of interest rate swap agreements	(2,359)	—
Recovery of losses on accounts and notes receivable	(44)	(665)
Loss on sale of property and equipment, capital leases and extinguishment of debt	206	618
Facility action charges, net	1,073	(463)
Deferred income taxes	4,064	4,639
Other non-cash charges	11	24
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	11,566	(3,247)
Estimated liability for closed restaurants and estimated liability for self-insurance	(3,473)	(2,518)
Accounts payable and other current and long-term liabilities	(2,238)	2,146

Net cash provided by operating activities	48,778	39,135

Cash flows from investing activities:
Purchases of property and equipment	(20,093)	(35,495)
Proceeds from sale of property and equipment	12,085	12,118
Collections of non-trade notes receivable	2,658	67
Other investing activities	22	23

Net cash used in investing activities	(5,328)	(23,287)

Cash flows from financing activities:
Net change in bank overdraft	(18,144)	479
Borrowings under revolving credit facility	57,500	94,000
Repayments of borrowings under revolving credit facility	(63,000)	(117,000)
Borrowings under credit facility term loan	—	100,179
Repayments of credit facility term loan	(14,465)	—
Repayments of other long-term debt	(58)	(52)
Borrowing by consolidated variable interest entity	—	5
Repayments of capital lease obligations	(1,618)	(1,539)
Payment of deferred loan fees	(399)	(1,022)
Repurchase of common stock	(1,612)	(83,467)
Exercise of stock options	207	1,557
Excess tax benefits from exercise of stock options	162	1,457
Dividends paid on common stock	(3,148)	(2,694)

Net cash used in financing activities	(44,575)	(8,097)

Net (decrease) increase in cash and cash equivalents	(1,125)	7,751
Cash and cash equivalents at beginning of period	19,993	18,680

Cash and cash equivalents at end of period	$18,868	$26,431

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
     Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of May 19, 2008, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	410	495	1	906
Franchised and licensed	752	1,428	15	2,195

Total	1,162	1,923	16	3,101

     Our accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE, our wholly-owned subsidiaries, and certain variable interest entities for which we are the primary beneficiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q, and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the audited Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. In our opinion, all adjustments considered necessary for a fair presentation of financial position and results of operations for this interim period have been included. The results of operations for such interim period are not necessarily indicative of results for the full year or for any future period.
     We operate on a retail accounting calendar. Our fiscal year has 13 four-week accounting periods and ends on the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. For clarity of presentation, we generally label all fiscal year ends as if the fiscal year ended January 31.
Note 2 — Accounting Pronouncements Not Yet Adopted and Adoption of New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. We have adopted the standard for those assets and liabilities as of the beginning of fiscal 2009 and there was no impact on our consolidated financial position or results of operations (see Note 5). In February 2008, the FASB deferred the effective date of SFAS 157 for one year for certain non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). We are currently evaluating the impact of adopting SFAS 157 at the beginning of fiscal 2010 for non-financial assets and liabilities on our consolidated financial position and results of operations.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We do not anticipate the adoption of SFAS 141R and SFAS 160 to have any effect on our consolidated financial position and results of operations.
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008, which for us is the first quarter of fiscal 2010.
Note 3 — Assets Held For Sale
     Surplus restaurant properties and company-operated restaurants that we expect to sell within one year are classified in our accompanying Condensed Consolidated Balance Sheets as assets held for sale. As of May 19, 2008, total assets held for sale were $1,238. This was comprised of three company-operated restaurants and other real property with a collective carrying value of $1,060 in our Carl’s Jr. operating segment and one surplus property in our Hardee’s operating segment with a carrying value of $178. As of January 31, 2008, total assets held for sale were $1,038 and were comprised of four surplus properties in our Hardee’s operating segment.
Note 4 — Indebtedness and Interest Expense
     As of May 19, 2008, we had borrowings outstanding under our senior credit facility (“Facility”) under the term loan portion of our Facility of $253,760, at a weighted-average interest rate of 4.38% per annum, and under the revolving portion of our Facility of $61,000, at a weighted-average interest rate of 4.23% per annum. We also had outstanding letters of credit under the revolving portion of our Facility of $35,894, with remaining availability of $103,106 under the revolving portion of our Facility.
     The principal amount of the term loan is scheduled to be repaid in quarterly installments of $675 through January 1, 2012; three quarterly payments of $64,175, beginning on April 1, 2012; and a final payment of $51,110 due on January 1, 2013. The Facility also requires annual principal payments on the term loan based on excess cash flows, as defined. During the sixteen weeks ended May 19, 2008, we made aggregate principal payments of $14,465 on the term loan, including a payment based on excess cash flows for fiscal 2008.
     We have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.2159%. These agreements will expire March 12, 2012. These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Condensed Consolidated Statements of Income. We recorded a $2,359 reduction of interest expense during the sixteen weeks ended May 19, 2008 to adjust the carrying value of the interest rate swap agreements to fair value. We also received a periodic settlement of $730 in cash. The fair value of the interest rate swap agreements, inclusive of unpaid periodic settlements, is included in other current liabilities and other long-term liabilities, in our accompanying Condensed Consolidated Balance Sheets, and was $9,751 and $11,380 as of May 19, 2008 and January 31, 2008, respectively. Subsequent to May 19, 2008, we paid a periodic settlement of $946. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure.
     Our Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. In addition, we may reinvest proceeds from the sale of assets and carry forward certain unused capital expenditure amounts to the following year. Our Facility also contains financial performance covenants, which include a maximum leverage ratio.
     The Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”) bear interest at 4.0% annually, payable in semiannual installments due April 1 and October 1 each year. The 2023 Convertible Notes have an adjusted conversion rate of 116.6063 and an adjusted conversion price of approximately $8.58. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. Accordingly, the $15,167 of 2023 Convertible Notes has been included in current portion of bank indebtedness and other long-term debt in our accompanying Condensed Consolidated Balance Sheets as of May 19, 2008 and January 31, 2008, respectively.
     Interest expense consisted of the following:

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Facility	$4,684	$2,943
Interest rate swaps	(2,359)	—
Capital lease obligations	1,362	1,561
Amortization of deferred loan fees	342	265
2023 Convertible Notes	183	187
Letter of credit fees and other	356	339

	$4,568	$5,295

Note 5 — Fair Value Measurement
     We adopted SFAS 157 for financial assets and liabilities as of the beginning of fiscal 2009. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 —	Quoted prices in active markets for identical assets or liabilities;

Level 2 —	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The following table summarizes the financial liabilities measured at fair value on a recurring basis as of May 19, 2008:

Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swap agreements	$9,751	$—	$9,751	$—
     The interest rate swap agreements are recorded at fair value based upon valuation models as reported by our counterparties. These valuation models are based upon relevant factors such as the contractual terms of our interest rate swap agreements and interest rate curves.
Note 6 — Commitments and Contingent Liabilities
     Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised and licensed restaurants and other revenue, and the payments on the leases as rental expense in franchised and licensed restaurants and other expense, in our accompanying Condensed Consolidated Statements of Income. As of May 19, 2008, the present value of the lease obligations under the remaining master leases’ primary terms is $111,991. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
is $1,109, of which $137 is reserved for in our estimated liability for closed restaurants in our accompanying Condensed Consolidated Balance Sheet as of May 19, 2008.
     Pursuant to our Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 4). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of May 19, 2008, we had outstanding letters of credit of $35,894, expiring at various dates through July 2009.
     As of May 19, 2008, we had unconditional purchase obligations in the amount of $54,842, which consist primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.
     We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, an amount ranging from a pro-rata portion of the current year bonus to three times the bonus in effect for the year in which the termination occurs. Additionally, all options awarded to the affected executives which have not vested as of the date of termination would vest immediately. For certain of the key executives, all unvested restricted stock awards as of the date of termination would vest immediately and restricted stock awards which have not yet been awarded would be awarded and would vest immediately. If all of these Agreements had been triggered as of May 19, 2008, we would have been required to make cash payments of approximately $16,275.
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
     As of May 19, 2008, we had recorded an accrued liability for contingencies related to litigation in the amount of $168, which relates to certain employment, real estate and other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of May 19, 2008, we estimated the contingent liability of those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $680 to $2,295.
Note 7 — Stockholders’ Equity
     During the sixteen weeks ended May 19, 2008, we declared cash dividends of $0.06 per share of common stock, for a total of $3,146. Dividends payable of $3,146 and $3,148 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of May 19, 2008 and January 31, 2008, respectively. The dividends declared during the sixteen weeks ended May 19, 2008 were subsequently paid on June 10, 2008.
Note 8 — Share-Based Compensation
     We have various share-based compensation plans that provide restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. The total number of shares available under all of our stock incentive plans was 3,601,342 as of May 19, 2008. Subsequent to the sixteen weeks ended May 19, 2008, the number of shares available for grant under our 1999 Stock Incentive Plan was increased by 350,000 shares.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     Total share-based compensation expense and associated tax benefits recognized under SFAS 123R were as follows:

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Share-based compensation expense related to performance-vested restricted stock awards	$1,302	$706
All other share-based compensation expense	2,635	2,432

Total share-based compensation expense	$3,937	$3,138

Associated tax benefits	$1,170	$867

Note 9 — Facility Action Charges, Net
     The components of facility action charges, net are as follows:

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Estimated liability for new restaurant closures	$12	$51
Adjustments to estimated liability for closed restaurants	(102)	472
Impairment of assets to be disposed of	310	17
Impairment of assets to be held and used	—	2
Loss (gain) on sales of restaurants and surplus properties, net	707	(979)
Amortization of discount related to estimated liability for closed restaurants	146	183

	$1,073	$(254)

Note 10 — Income Taxes
     Income tax expense consisted of the following:

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Federal and state income taxes	$8,954	$10,301
Foreign income taxes	480	316

Income tax expense	$9,434	$10,617

Effective income tax rate	36.2%	40.4%

     Our effective income tax rates for the sixteen weeks ended May 19, 2008 and May 21, 2007 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. During the sixteen weeks ended May 19, 2008, our income tax expense was reduced by $1,273 as a result of the impact of recent tax regulations. We had $3,784 and $4,554 of tax benefits as of May 19, 2008 and January 31, 2008, respectively, that, if recognized, would affect our effective income tax rate. As of May 19, 2008 and January 31, 2008, we also had $14,824 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes, income taxes payable and valuation allowance.
     As of May 19, 2008, we maintained a valuation allowance of $28,105 for state capital loss carryforwards, certain state net operating loss and income tax credit carryforwards and other temporary differences related to various states in which one or more of our entities file separate income tax returns. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 11 — Income Per Share
     The table below presents the computation of basic and diluted earnings per share:

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
	(In thousands except per share amounts)
Numerator:
Income from continuing operations	$16,620	$15,699
Loss from discontinued operations	—	(348)

Net income for computation of basic earnings per share	$16,620	$15,351

Adjustment for interest and amortization costs for 2023 Convertible Notes, net of related tax effect	135	137

Income from continuing operations for computation of diluted earnings per share	$16,755	$15,836

Net income for computation of diluted earnings per share	$16,755	$15,488

Denominator:
Weighted-average shares for computation of basic earnings per share	51,582	64,823
Dilutive effect of stock options and restricted stock	881	1,580
Dilutive effect of 2023 Convertible Notes	1,769	1,747

Weighted-average shares for computation of diluted earnings per share	54,232	68,150

Basic earnings per share:
Basic income per share from continuing operations	$0.32	$0.24
Basic loss per share from discontinued operations	—	—

Basic net income per share	$0.32	$0.24

Diluted earnings per share:
Diluted income per share from continuing operations	$0.31	$0.23
Diluted loss per share from discontinued operations	—	—

Diluted net income per share	$0.31	$0.23

Note 12 — Segment Information
     We are principally engaged in developing, operating, franchising and licensing our Carl’s Jr. and Hardee’s quick-service restaurant concepts, each of which is considered an operating segment that is managed and evaluated separately. The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008).

	Carl’s Jr.	Hardee’s	Other	Total
Sixteen Weeks Ended May 19, 2008
Revenue	$275,878	$190,023	$270	$466,171
Operating income	24,051	5,468	111	29,630
Income (loss) before income taxes	23,746	3,860	(1,552)	26,054

	Carl’s Jr.	Hardee’s	Other	Total
Sixteen Weeks Ended May 21, 2007
Revenue	$258,145	$222,435	$1,222	$481,802
Operating income (loss)	21,427	8,596	(36)	29,987
Income (loss) before income taxes and discontinued operations	21,231	6,207	(1,122)	26,316

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 13 — Discontinued Operations
     We sold our La Salsa Fresh Mexican Grill restaurants and the related franchise operations to LAS Acquisition, LLC (“Buyer”) on July 16, 2007. Under the agreement, Santa Barbara Restaurant Group, Inc., a wholly-owned subsidiary of the Company, sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. for adjusted consideration of $15,889. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa. During the sixteen weeks ended May 19, 2008, we received payment of $2,600 on the note payable that was included in accounts receivable, net in our accompanying Condensed Consolidated Balance Sheet as of January 31, 2008.
     The results from discontinued operations for the sixteen weeks ended May 21, 2007 were as follows:

Revenue	$14,032

Operating loss	(502)
Interest expense	(15)
Other income, net	9
Income tax benefit	160

Loss from discontinued operations	$(348)

Note 14 — Purchase and Sale of Assets
     During fiscal 2008, we launched a refranchising program for our Hardee’s concept. During the sixteen weeks ended May 19, 2008, we sold 59 company-operated Hardee’s restaurants and related real property with a net book value of $8,680 to two franchisees. In connection with these transactions, we received aggregate consideration of $9,591, including $1,535 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net loss of $1,162, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statement of Income for the sixteen weeks ended May 19, 2008, in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations. Subsequent to May 19, 2008, we sold an additional six company-operated restaurants to one franchisee for total proceeds of $2,747.
Note 15 — Supplemental Cash Flow Information

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Cash paid for:
Interest, net of amounts capitalized	$4,479	$5,259

Income taxes, net of refunds received	$329	$525

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$106	$107

Dividends declared, not paid	$3,146	$3,750

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Safe Harbor Disclosure
     CKE Restaurants, Inc. and its subsidiaries (collectively referred to as the “Company”) is comprised of the operations of Carl’s Jr., Hardee’s, Green Burrito (which is primarily operated as a dual-branded concept with Carl’s Jr. quick-service restaurants) and Red Burrito (which is operated as a dual-branded concept with Hardee’s quick-service restaurants). The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
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
New Accounting Pronouncements Not Yet Adopted and Adoption of New Accounting Pronouncements
     See Note 2 of Notes to Condensed Consolidated Financial Statements for a description of the new accounting pronouncements that we have and have not yet adopted.
Critical Accounting Policies
     Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our consolidated financial position and results of operations. See our Annual Report on Form 10-K for the year ended January 31, 2008 for a description of our critical accounting policies. Specific risks associated with these critical accounting policies are described in the following paragraphs.
Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale
     In connection with analyzing long-lived assets to determine if they have been impaired, we estimate future cash flows for each of our restaurants based upon experience gained, current intentions about refranchising restaurants and closures, expected sales trends, internal plans and other relevant information. These estimates utilize key assumptions, such as same-store sales and the rates at which restaurant operating costs will increase in the future. If our same-store sales do not perform at or above our forecasted level, or if restaurant operating cost increases exceed

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable and we may incur additional impairment charges in the future.
Impairment of Goodwill
     During the first quarter of fiscal 2008, we evaluated the Carl’s Jr. brand, the only one of our brands for which goodwill is recorded. As a result of our annual impairment test, we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of May 19, 2008, we had $22,649 in goodwill recorded in our accompanying Condensed Consolidated Balance Sheet, all of which relates to Carl’s Jr.
Estimated Liability for Closed Restaurants
     In determining the amount of the estimated liability for closed restaurants, we estimate the cost to maintain leased vacant properties until the lease can be abated. If the costs to maintain properties increase, or it takes longer than anticipated to sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms that we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income.
Estimated Liability for Self-Insurance
     If we experience a higher than expected number of claims or the costs of claims rise more than the estimates used by management, developed with the assistance of our actuary, our reserves would require adjustment and we would be required to adjust the expected losses upward and increase our future self-insurance expense.
     Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of May 19, 2008, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $35,110.
Franchised and Licensed Operations
     We have sublease agreements with some of our franchisees on properties for which we remain principally liable for the lease obligations. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s concept, although we can provide no assurance that our Carl’s Jr. franchisees will not experience a similar level of financial difficulties as our Hardee’s franchisees.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2009 Comparisons with Fiscal 2008
     The factors discussed below impact comparability of operating performance for the sixteen weeks ended May 19, 2008 and May 21, 2007, or could impact comparisons for the remainder of fiscal 2009.
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
Operating Review
     The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our accompanying Condensed Consolidated Statements of Income:

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Revenue:
Company-operated restaurants	76.8%	79.0%
Franchised and licensed restaurants and other	23.2	21.0

Total revenue	100.0	100.0

Operating costs and expenses:
Restaurant operating costs (1):
Food and packaging	29.3	29.3
Payroll and other employee benefits	28.9	29.0
Occupancy and other	21.8	21.5

Total restaurant operating costs	80.1	79.8

Franchised and licensed restaurants and other (2)	77.0	78.5
Advertising (1)	5.9	6.0
General and administrative	9.5	9.6
Facility action charges, net	0.2	(0.1)

Operating income	6.4	6.2
Interest expense	(1.0)	(1.1)
Other income, net	0.2	0.3

Income before income taxes and discontinued operations	5.6	5.5
Income tax expense	2.0	2.2

Income from continuing operations	3.6%	3.3%

(1)	As a percent of company-operated restaurants revenue.

(2)	As a percent of franchised and licensed restaurants and other revenue.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The following table is presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Company-operated restaurants revenue	$358,238	$380,524

Restaurant operating costs:
Food and packaging	105,074	111,435
Payroll and other employee benefits	103,683	110,479
Occupancy and other	78,035	81,874

Total restaurant operating costs	286,792	303,788

Franchised and licensed restaurants and other revenue:
Royalties	25,003	22,911
Distribution centers	70,690	67,474
Rent	9,620	9,345
Retail sales of variable interest entity	—	956
Franchise fees	2,620	592

Total franchised and licensed restaurants and other revenue	107,933	101,278

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	4,581	3,600
Distribution centers	70,545	67,653
Rent and other occupancy	7,941	7,293
Operating costs of variable interest entity	—	946

Total franchised and licensed restaurants and other expenses	83,067	79,492

Advertising	21,098	22,762

General and administrative	44,511	46,027

Facility action charges, net	1,073	(254)

Operating income	$29,630	$29,987

     The following table shows the change in our restaurant portfolio for the sixteen weeks ended May 19, 2008:

	Company-operated	Franchised and licensed	Total

Open at January 31, 2008	967	2,116	3,083
New	4	28	32
Closed	(6)	(8)	(14)
Divested	(59)	—	(59)
Acquired	—	59	59

Open at May 19, 2008	906	2,195	3,101

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Carl’s Jr.

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Company-operated restaurants revenue	$195,228	$181,229

Restaurant operating costs:
Food and packaging	56,505	52,923
Payroll and other employee benefits	51,919	48,535
Occupancy and other	42,867	38,898

Total restaurant operating costs	151,291	140,356

Franchised and licensed restaurants and other revenue:
Royalties	10,326	9,753
Distribution centers	63,289	59,770
Rent	6,355	7,010
Franchise fees	680	383

Total franchised and licensed restaurants and other revenue	80,650	76,916

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	2,160	1,858
Distribution centers	62,897	59,927
Rent and other occupancy	5,597	5,900

Total franchised and licensed restaurants and other expenses	70,654	67,685

Advertising	11,434	10,601

General and administrative	18,817	17,701

Facility action charges, net	(369)	375

Operating income	$24,051	$21,427

Company-operated average unit volume (trailing-13 periods)	$1,514	$1,461
Franchise-operated average unit volume (trailing-13 periods)	$1,194	$1,204
Company-operated same-store sales increase	3.9%	—
Franchise-operated same-store sales (decrease) increase	(1.2)%	0.1%
Company-operated same-store transaction increase (decrease)	1.9%	(5.3)%
Average check (actual $)	$6.92	$6.77
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	28.9%	29.2%
Payroll and other employee benefits	26.6%	26.8%
Occupancy and other	22.0%	21.5%
Total restaurant operating costs	77.5%	77.5%
Advertising as a percentage of company-operated restaurants revenue	5.9%	5.9%
     The following table shows the change in our restaurant portfolio for the sixteen weeks ended May 19, 2008:

	Company-operated	Franchised and licensed	Total

Open at January 31, 2008	406	735	1,141
New	4	17	21

Open at May 19, 2008	410	752	1,162

Company-Operated Restaurants
     Revenue from company-operated Carl’s Jr. restaurants increased $13,999, or 7.7%, to $195,228 during the sixteen weeks ended May 19, 2008, as compared to the sixteen weeks ended May 21, 2007. This increase was primarily due to an increase in the number of company-operated restaurants, a $53 increase in average unit volume, which reached $1,514, and an increase in same-store sales of 3.9%. We believe these volume increases are due to increased sales resulting from recent restaurant remodeling and our continued focus on offering premium products that compete based on quality, innovation and taste.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Sixteen
Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended May 21, 2007	77.5%
Increase in depreciation and amortization expense	0.5
Decrease in workers’ compensation expense	(0.4)
Increase in labor costs, excluding workers’ compensation	0.3
Decrease in food and packaging costs	(0.3)
Decrease in repairs and maintenance	(0.3)
Increase in utilities expense	0.2
Increase in banking expense	0.2
Other, net	(0.2)

Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended May 19, 2008	77.5%

     Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 19, 2008, from the comparable prior year period, mainly due to increased restaurant remodel activity.
     Workers’ compensation expense decreased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 19, 2008, from the comparable prior year period, due primarily to a favorable claims reserves adjustment as a result of actuarial analyses of outstanding claims reserves.
     Labor costs, excluding workers’ compensation expense, increased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 19, 2008, as compared to the prior year period, due primarily to an increase in restaurant manager bonuses due to the performance of the restaurants against specific performance criteria.
     Food and packaging costs decreased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 19, 2008, as compared to the prior year period, due primarily to an increase in soft drink allowances, and decreases in commodity costs for pork products, which were partially offset by higher commodity costs for potato, dairy and oil products. In the first quarter of fiscal 2008, we experienced increased distribution costs related to the relocation of our main distribution center and simultaneous installation of a new overall distribution management system, which did not recur in the current year comparable period. In addition, during the sixteen weeks ended May 19, 2008, we experienced higher fuel costs related to distribution than in the prior year comparable period.
     Repairs and maintenance expense decreased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 19, 2008, as compared to the prior year period. In the sixteen weeks ended May 21, 2007, repairs and maintenance costs were higher due to a support contract for our point-of-sale system, which is now supported by company employees instead of an external service provider.
Franchised and Licensed Restaurants
     Total franchised and licensed restaurants revenue increased $3,734, or 4.9%, to $80,650 during the sixteen weeks ended May 19, 2008, as compared to the sixteen weeks ended May 21, 2007. Franchise royalties grew $573, or 5.9%, during the sixteen weeks ended May 19, 2008, as compared to the sixteen weeks ended May 21, 2007, due to the net increase of 49 domestic and international franchised and licensed restaurants during the trailing-13 periods ended May 19, 2008. Rental revenue decreased by $655, or 9.3%, due to lease terminations and a same-store sales decrease on franchise restaurants with rent expense calculated as a percent of revenue. Distribution center sales of food, paper and supplies to franchisees increased by $3,519, or 5.9%, primarily due to the increase in the franchise store base over the comparable prior year period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Franchised and licensed operating and other expenses increased $2,969, or 4.4%, to $70,654 during the sixteen weeks ended May 19, 2008, as compared to the prior year period. This increase is mainly due to an increase in sales to franchisees due to an increase in the cost of food, paper and supplies and an increase in distribution costs related to higher fuel and labor costs.
     As of May 19, 2008, approximately 84.2% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.
Hardee’s

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Company-operated restaurants revenue	$162,923	$199,192

Restaurant operating costs:
Food and packaging	48,530	58,479
Payroll and other employee benefits	51,724	61,902
Occupancy and other	35,139	42,943

Total restaurant operating costs	135,393	163,324

Franchised and licensed restaurants and other revenue:
Royalties	14,495	12,992
Distribution centers	7,400	7,707
Rent	3,265	2,335
Franchise fees	1,940	209

Total franchised and licensed restaurants and other revenue	27,100	23,243

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	2,421	1,742
Distribution centers	7,648	7,726
Rent and other occupancy	2,344	1,393

Total franchised and licensed restaurants and other expenses	12,413	10,861

Advertising	9,664	12,159

General and administrative	25,643	28,258

Facility action charges, net	1,442	(763)

Operating income	$5,468	$8,596

Company-operated average unit volume (trailing-13 periods)	$959	$923
Franchise-operated average unit volume (trailing-13 periods)	$957	$961
Company-operated same-store sales (decrease) increase	(0.6)%	1.8%
Franchise-operated same-store sales (decrease) increase	(0.1)%	1.1%
Company-operated same-store transaction (decrease) increase	(3.4)%	1.2%
Average check (actual $)	$5.07	$4.93
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	29.8%	29.4%
Payroll and other employee benefits	31.7%	31.0%
Occupancy and other	21.6%	21.6%
Total restaurant operating costs	83.1%	82.0%
Advertising as a percentage of company-operated restaurants revenue	5.9%	6.1%
     The following table shows the change in our restaurant portfolio for the sixteen weeks ended May 19, 2008:

	Company-operated	Franchised and licensed	Total

Open at January 31, 2008	560	1,366	1,926
New	—	11	11
Closed	(6)	(8)	(14)
Divested	(59)	—	(59)
Acquired	—	59	59

Open at May 19, 2008	495	1,428	1,923

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Company-Operated Restaurants
     Revenue from company-operated Hardee’s restaurants decreased $36,269, or 18.2%, to $162,923 during the sixteen weeks ended May 19, 2008, as compared to the comparable prior year period. The decrease is mostly due to the divestiture of 167 company-operated restaurants to franchisees and the closure of 12 company-operated restaurants since the end of the first quarter of fiscal 2008 and a decrease in same-store sales. These decreases were partially offset by revenues from five new company-operated restaurants that opened during the same period and the five restaurants that we acquired from a franchisee.
     The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Sixteen
Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended May 21, 2007	82.0%
Increase in labor costs, excluding workers’ compensation	0.7
Decrease in repairs and maintenance	(0.5)
Increase in food and packaging costs	0.4
Increase in depreciation and amortization expense	0.4
Other, net	0.1

Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended May 19, 2008	83.1%

     Labor costs, excluding workers’ compensation expense, increased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 19, 2008, as compared to the prior year period, due to primarily to a decrease in same-store sales, an increase in minimum wage rates and increased restaurant manager bonuses due to the performance of the restaurants against specific performance criteria.
     Repairs and maintenance expense decreased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 19, 2008, as compared to the prior year period. During the sixteen weeks ended May 21, 2007, repairs and maintenance costs were unusually high due to the restaurants acquired in connection with the termination of a franchise agreement.
     Food and packaging costs increased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 19, 2008, as compared to the prior year period, due primarily to higher commodity costs for beef, potato, wheat, dairy and oil products. The increased cost of dairy and wheat products impacted Hardee’s disproportionately due to the brand’s high concentration of sales in the breakfast daypart. A significant number of our menu offerings during the breakfast daypart include biscuits. These increases were partially offset by increased soft drink allowances and decreases in commodity costs for pork products.
     Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 19, 2008, from the comparable prior year period, mainly due to increased restaurant remodel activity, asset additions from new restaurant openings and the impact of refranchising company-operated restaurants that had a higher proportion of fully depreciated assets.
Franchised and Licensed Restaurants
     Total franchised and licensed restaurants revenue increased $3,857, or 16.6%, to $27,100 during the sixteen weeks ended May 19, 2008, as compared to the prior year period. This increase is mainly due to the increase in royalty revenues of $1,503, or 11.6%, which is primarily due to the increase in the number of franchised restaurants, resulting from our refranchising program, which was partially offset by a decrease of $206 in collections of previously unrecognized royalties from financially troubled franchisees, as compared with the prior year period. In addition, there was a $1,731 increase in franchise fees primarily resulting from 59 refranchised restaurants and 11 new franchised and licensed restaurants that opened during the sixteen weeks ended May 19, 2008. We also experienced a $930 increase in rental income, primarily due to rent related to restaurants that were divested in our

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
refranchising efforts and partially due to an increase of $201 in collections of previously unrecognized rent from financially troubled franchisees. These increases were partially offset by a slight decrease in distribution center revenues of $307.
     Franchised and licensed operating and other expenses increased $1,552, or 14.3%, to $12,413, during the sixteen weeks ended May 19, 2008, as compared to the prior year period. This increase in costs is mainly due to a $951 increase in rent expense related to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising program, and a $679 increase in administrative expenses, which is due to a $211 increase in salaries and benefits expense due to new positions and increases in various other expenses.
Consolidated Expenses
General and Administrative Expense
     General and administrative expenses decreased $1,516, or 3.3%, to $44,511, and decreased 0.1% to 9.5% of total revenue, for the sixteen weeks ended May 19, 2008, as compared to the sixteen weeks ended May 21, 2007. This was mainly due to an $887 decrease in training costs, primarily for operations, a $554 decrease in aviation costs, due to the prior year loss on lease termination, a $461 decrease in software depreciation and a $466 decrease in corporate facilities expenses. These decreases were partially offset by an increase of $799 in share-based compensation expense, as a result of the issuance of additional stock options and restricted stock awards in fiscal 2007 and fiscal 2008 that continue to vest in fiscal 2009. We currently expect to record approximately $2,800 of share-based compensation expense in the second quarter of fiscal 2009, which would represent an increase of approximately $1,000 over the comparable prior year period. The actual charge will be dependent upon various factors, including our actual performance against the specified performance goals for fiscal 2009.
Interest Expense
     During the sixteen weeks ended May 19, 2008, interest expense decreased $727, or 13.7%, to $4,568, as compared to the sixteen weeks ended May 21, 2007. This decrease is primarily the result of a $2,359 reduction of interest expense during the current period to adjust the carrying value of the interest rate swap agreements to their fair values for which there was no comparable adjustment in the prior year period. This decrease was partially offset by a $1,741 increase in the interest on our Facility due to increased average outstanding borrowings, which were primarily used for the prior year repurchase of our common stock and our capital expenditures for new restaurants and remodels. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.
Income Tax Expense
     Our effective income tax rate during the sixteen weeks ended May 19, 2008, was reduced due to the impact of recent tax regulations. We expect our effective income tax rate for the remainder of fiscal 2009 to be approximately 41%. See Note 10 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of income tax expense. See “Liquidity and Capital Resources” for a discussion of the expected impact of income taxes on our liquidity.
Presentation of Non-GAAP Measurements
Adjusted EBITDA
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

	Sixteen Weeks Ended		Trailing-13 Periods Ended
	May 19, 2008	May 21, 2007	May 19, 2008
Net income	$16,620	$15,351	$32,345
Interest expense	4,568	5,310	32,313
Income tax expense	9,434	10,457	25,589
Depreciation and amortization	18,982	19,884	63,200
Facility action charges, net	1,073	(463)	254
Share-based compensation expense	3,937	3,138	12,177

Adjusted EBITDA	$54,614	$53,677	$165,878

Liquidity and Capital Resources
     We currently finance our business through cash flows from operations and borrowings under our Facility. We believe our most significant cash use during the next 12 months will be for capital expenditures. Based on our current capital spending projections, we expect capital expenditures for fiscal 2009 to be between $120,000 and $130,000. We anticipate that existing cash balances, borrowing capacity under our Facility, and cash provided by operations will be sufficient to service existing debt and to meet our operating and capital requirements for at least the next 12 months.
     As a result of our income tax credit carryforwards and expected reversals of temporary differences, we expect that our fiscal 2009 obligation for federal, state and foreign income taxes will be approximately 22% of our income before income taxes in fiscal 2009. This rate results primarily from federal income taxes reduced by available alternative minimum tax and general business tax credits, as well as state and foreign income taxes. Our actual cash requirements for income taxes could vary significantly from our expectations for a number of reasons, including, but not limited to, unanticipated fluctuations in our deferred income tax assets and liabilities, unexpected gains from significant transactions, unexpected outcomes of income tax audits, and changes in tax law.
     During fiscal 2008, we launched a refranchising program for our Hardee’s concept. During the sixteen weeks ended May 19, 2008, we sold 59 company-operated Hardee’s restaurants and related real property with net book values of $8,680 to two franchisees. In connection with these transactions, we received aggregate consideration of $9,591, including $1,535 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net loss of $1,162, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statement of Income for the sixteen weeks ended May 19, 2008, in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations. Subsequent to May 19, 2008, we sold an additional six company-operated restaurants to one franchisee for total proceeds of $2,747. We are currently in negotiations with other franchisees to sell an additional 33 company-operated restaurants for $6,350.
     Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. During the sixteen weeks ended May 19, 2008, we made aggregate principal payments of $14,465 on the term loan. As of May 19, 2008, we had (i) borrowings outstanding under the term loan portion of our Facility of $253,760, (ii) borrowings outstanding under the revolving portion of our Facility of $61,000, (iii) outstanding letters of credit under the revolving portion of our Facility of $35,894, and (iv) availability under the revolving portion of our Facility of $103,106.
     Our Facility permits us to make additional common stock repurchases and/or pay cash dividends of $64,342 as of May 19, 2008. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in our Facility) during the term of our Facility. Our Facility also permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. In addition, we may reinvest proceeds from the sale of assets and carry forward certain unused capital expenditure amounts to the following year. As of May 19, 2008, we expect to be permitted to make total capital expenditures of $160,343 in fiscal 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The terms of our Facility include financial performance covenants, which include a maximum leverage ratio, and certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions. Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties. We were in compliance with these covenants and all other requirements of our Facility as of May 19, 2008.
     We have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.2159%. These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Condensed Consolidated Statements of Income. We recorded a $2,359 reduction of interest expense during the sixteen weeks ended May 19, 2008 to adjust the carrying value of the interest rate swap agreements to fair value. We also received a periodic settlement of $730 in cash. Subsequent to May 19, 2008, we paid a periodic settlement of $946. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future value.
     The 2023 Convertible Notes bear interest at 4.0% annually, payable in semiannual installments due April 1 and October 1 each year. The 2023 Convertible Notes have an adjusted conversion rate of 116.6063 and an adjusted conversion price of approximately $8.58. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. Accordingly, the $15,167 of 2023 Convertible Notes have been included in current portion of bank indebtedness and other long-term debt in our accompanying Condensed Consolidated Balance Sheet as of May 19, 2008.
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
     During the sixteen weeks ended May 19, 2008, we declared cash dividends of $0.06 per share of common stock, for a total of $3,146. Dividends payable of $3,146 and $3,148 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of May 19, 2008 and January 31, 2008, respectively. The dividends declared during the sixteen weeks ended May 19, 2008 were subsequently paid on June 10, 2008.
     During the sixteen weeks ended May 19, 2008, cash provided by operating activities was $48,778, an increase of $9,643 or 24.6% from the prior year comparable period. This increase is primarily attributable to changes in operating assets and liabilities, including accounts receivable, accounts payable and other liability accounts. Working capital account balances can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term. In addition, we had increases in net income of $1,269, facility action charges, net, of $1,536 and share-based compensation expense of $833, which were partially offset by a $2,359 change in the fair value of our interest rate swap agreements and lower depreciation and amortization.
     Cash used in investing activities during the sixteen weeks ended May 19, 2008 totaled $5,328, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, and collections on non-trade notes receivable.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Capital expenditures were as follows:

	Sixteen Weeks Ended
	May 19, 2008	May 21, 2007
Non-discretionary:
Remodels
Carl’s Jr.	$3,042	$6,369
Hardee’s	1,961	2,066
Capital Maintenance
Carl’s Jr.	3,626	2,862
Hardee’s	3,274	4,861
Corporate/other	1,474	2,421

Total non-discretionary	13,377	18,579

Discretionary:
New restaurants/rebuilds
Carl’s Jr.	2,256	4,722
Hardee’s	1,505	4,971
Dual-branding
Carl’s Jr.	88	275
Hardee’s	1,118	983
Real estate/franchise acquisitions	1,654	2,052
Corporate/other	95	2,098
Capital expenditures – discontinued operations	—	1,815

Total discretionary	6,716	16,916

Total	$20,093	$35,495

     Capital expenditures for the sixteen weeks ended May 19, 2008, decreased $15,402, or 43.4%, from the comparable prior year period mainly due to a $9,364 decrease in restaurant remodel activity and new restaurant and rebuild construction, a $2,950 decrease in corporate and other asset additions and a $1,815 decrease in capital expenditures related to discontinued operations. Pursuant to our agreement to sell La Salsa, during fiscal 2008, Buyer reimbursed us for substantially all of the capital expenditures – discontinued operations.
     Cash used in financing activities during the sixteen weeks ended May 19, 2008 was $44,575, which principally consisted of net repayments of $5,500 under the revolving portion of our Facility, payments of $14,465 under the term loan portion of our Facility, a change in cash overdraft of $18,144, dividends of $3,148, repayments of $1,618 of capital lease obligations and $1,612 of common stock repurchases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)
Interest Rate Risk
     Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. Our Facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin. As of May 19, 2008, we had $314,760 of borrowings and $35,894 of letters of credit outstanding under our Facility. During fiscal 2008, we entered into fixed rate swap agreements with a combined notional amount of $200,000. These agreements will expire on March 12, 2012. The effect of the agreements is to limit the interest rate exposure on a portion of our term loan debt under our Facility to a fixed rate of 6.2159%. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Condensed Consolidated Statements of Income. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future fair values.
     A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $1,148. The estimated reduction is based upon the outstanding balance of the borrowings under our Facility that are not covered by our interest rate swaps and the weighted-average interest rate for the fiscal year and assumes no change in the volume, index or composition of debt as in effect on May 19, 2008. As of May 19, 2008, a hypothetical increase of 100 basis points in short-term interest rates would also cause the fair value of our 2023 Convertible Notes to decrease approximately $55, and a hypothetical decrease of 100 basis points in short-term interest rates would cause the fair value of our 2023 Convertible Notes to increase approximately $56. The changes in fair value were determined by discounting the projected cash flows assuming redemption on October 1, 2008.
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

     In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 19, 2008, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 19, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information.
Item 1. Legal Proceedings.
     See Note 6 of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(Dollars in thousands, except per share amounts)
Issuer Purchase of Equity Securities
     The following table provides information as of May 19, 2008, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
				Maximum
				Dollar
				Value of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total	Price	of Publicly	Under the
	Number of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
January 29, 2008 — February 25, 2008	—	$—	—	$42,747
February 26, 2008 — March 24, 4008	—	—	—	42,747
March 25, 2008 — April 21, 2008 (1)	109,800	12.23	109,800	41,404
April 22, 2008 — May 19, 2008	—	—	—	41,404

Total	109,800	$12.23	109,800	$41,404

(1)	We received and cancelled a total of 109,800 shares of our outstanding common stock in payment of taxes owed on ordinary income recognized by three of our executives in connection with the vesting of restricted stock awards issued under our stock incentive plans.

Item 6. Exhibits.

Exhibit #
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on December 9, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the Securities and Exchange Commission on April 24, 1998).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.4	Certificate of Amendment of Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004 filed with the Securities and Exchange Commission on April 7, 2004).

3.5	Certificate of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed December 13, 2006.

3.6	Certificate of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed December 10, 2007.

10.1	Third Amendment to Seventh Amended and Restated Credit Agreement, dated as of March 7, 2008, by and among the Company, BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent, and the subsidiaries of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008.

10.2	Employment Agreement, effective January 2004, by and between the Company and Richard E. Fortman.

10.3	Amendment No. 1 to Employment Agreement between the Company and Richard E. Fortman, effective as of December 6, 2005.

10.4	Amendment No. 2 to Employment Agreement between the Company and Richard E. Fortman, effective as of March 20, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC. (Registrant)

Date: June 25, 2008	/s/ Theodore Abajian Theodore Abajian
Executive Vice President
Chief Financial Officer

Exhibit Index

Exhibit #
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on December 9, 1997 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998 filed with the Securities and Exchange Commission on April 24, 1998).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-4 filed with the Securities and Exchange Commission on March 7, 1994).

3.4	Certificate of Amendment of Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004 filed with the Securities and Exchange Commission on April 7, 2004).

3.5	Certificate of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed December 13, 2006.

3.6	Certificate of Amendment of Bylaws, incorporated herein by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed December 10, 2007.

10.1	Third Amendment to Seventh Amended and Restated Credit Agreement, dated as of March 7, 2008, by and among the Company, BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent, and the subsidiaries of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008.

10.2	Employment Agreement, effective January 2004, by and between the Company and Richard E. Fortman.

10.3	Amendment No. 1 to Employment Agreement between the Company and Richard E. Fortman, effective as of December 6, 2005.

10.4	Amendment No. 2 to Employment Agreement between the Company and Richard E. Fortman, effective as of March 20, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.