Form 10-Q
period 2008-08-11
CKE RESTAURANTS INC
filed 2008-09-17
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 11, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 11, 2008, 52,583,573 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	August 11, 2008	January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$18,380	$19,993
Accounts receivable, net of allowance for doubtful accounts of $277 as of August 11, 2008 and $755 as of January 31, 2008	40,941	51,394
Related party trade receivables	7,345	5,179
Inventories, net	27,354	26,030
Prepaid expenses	11,831	12,509
Assets held for sale	3,058	1,038
Advertising fund assets, restricted	18,495	18,207
Deferred income tax assets, net	12,596	23,768
Other current assets	2,376	2,887

Total current assets	142,376	161,005
Notes receivable, net of allowance for doubtful accounts of $589 as of August 11, 2008 and $608 as of January 31, 2008	209	298
Property and equipment, net of accumulated depreciation and amortization of $417,825 as of August 11, 2008 and $422,192 as of January 31, 2008	507,887	503,774
Property under capital leases, net of accumulated amortization of $47,378 as of August 11, 2008 and $46,390 as of January 31, 2008	19,189	21,104
Deferred income tax assets, net	72,878	72,878
Goodwill	22,649	22,649
Other assets, net	10,878	10,003

Total assets	$776,066	$791,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of bank indebtedness and other long-term debt	$17,936	$18,024
Current portion of capital lease obligations	5,905	5,774
Accounts payable	60,070	80,697
Advertising fund liabilities	18,495	18,207
Other current liabilities	92,989	86,678

Total current liabilities	195,395	209,380
Bank indebtedness and other long-term debt, less current portion	310,427	333,082
Capital lease obligations, less current portion	31,967	35,156
Other long-term liabilities	63,209	68,851

Total liabilities	600,998	646,469

Commitments and contingencies (Notes 4 and 6)
Subsequent events (Notes 3, 4, 7 and 14)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 52,578 shares issued and outstanding as of August 11, 2008; 52,504 shares issued and 52,476 shares outstanding as of January 31, 2008	526	525
Common stock held in treasury, at cost; none as of August 11, 2008 and 28 shares as of January 31, 2008	—	(359)
Additional paid-in capital	258,325	251,524
Accumulated deficit	(83,783)	(106,448)

Total stockholders’ equity	175,068	145,242

Total liabilities and stockholders’ equity	$776,066	$791,711

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 11, 2008	August 13, 2007	August 11, 2008	August 13, 2007

Revenue:
Company-operated restaurants	$267,075	$287,796	$625,313	$668,320
Franchised and licensed restaurants and other	85,415	75,295	193,348	176,573

Total revenue	352,490	363,091	818,661	844,893

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	80,355	86,028	185,429	197,463
Payroll and other employee benefits	75,429	85,159	179,112	195,640
Occupancy and other	59,811	63,373	137,846	145,247

Total restaurant operating costs	215,595	234,560	502,387	538,350
Franchised and licensed restaurants and other	65,590	57,821	148,657	137,312
Advertising	15,699	17,271	36,797	40,032
General and administrative	32,370	31,615	76,881	77,642
Facility action charges, net	351	(1,546)	1,424	(1,800)

Total operating costs and expenses	329,605	339,721	766,146	791,536

Operating income	22,885	23,370	52,515	53,357
Interest expense	(2,399)	(4,461)	(6,967)	(9,756)
Other income, net	529	588	1,521	2,212

Income before income taxes and discontinued operations	21,015	19,497	47,069	45,813
Income tax expense	8,675	7,846	18,109	18,463

Income from continuing operations	12,340	11,651	28,960	27,350
Loss from discontinued operations (net of income tax expense of $2,501 and $2,341 for the twelve and twenty-eight weeks ended August 13, 2007, respectively)	—	(2,226)	—	(2,574)

Net income	$12,340	$9,425	$28,960	$24,776

Basic income per common share:
Continuing operations	$0.24	$0.19	$0.56	$0.42
Discontinued operations	—	(0.04)	—	(0.04)

Net income	$0.24	$0.15	$0.56	$0.38

Diluted income per common share:
Continuing operations	$0.23	$0.18	$0.54	$0.41
Discontinued operations	—	(0.03)	—	(0.04)

Net income	$0.23	$0.15	$0.54	$0.37

Dividends per common share	$0.06	$0.06	$0.12	$0.12

Weighted-average common shares outstanding:
Basic	51,654	62,041	51,613	64,645
Diluted	54,382	65,342	54,297	67,961
See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Eight Weeks Ended
	August 11, 2008	August 13, 2007

Cash flows from operating activities:
Net income	$28,960	$24,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,306	34,910
Amortization of deferred loan fees	701	495
Share-based compensation expense	6,860	4,832
Change in fair value of interest rate swap agreements	(4,253)	—
Recovery of losses on accounts and notes receivable	(26)	(695)
Loss on sale of property and equipment and capital leases	946	1,707
Facility action charges, net	1,424	(2,505)
Deferred income taxes	9,474	10,471
Other non-cash charges	19	34
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	5,385	2,794
Estimated liability for closed restaurants and estimated liability for self-insurance	(3,306)	(2,047)
Accounts payable and other current and long-term liabilities	(2,761)	2,301

Net cash provided by operating activities	76,729	77,073

Cash flows from investing activities:
Purchases of property and equipment	(48,451)	(71,098)
Proceeds from sale of property and equipment	16,770	24,636
Collections of non-trade notes receivable	2,730	856
Disposition of La Salsa, net of cash surrendered	—	5,720
Other investing activities	47	40

Net cash used in investing activities	(28,904)	(39,846)

Cash flows from financing activities:
Net change in bank overdraft	(17,085)	(6,279)
Borrowings under revolving credit facility	100,500	168,500
Repayments of borrowings under revolving credit facility	(108,000)	(155,000)
Borrowings under credit facility term loan	—	100,179
Repayments of credit facility term loan	(15,140)	(425)
Repayments of other long-term debt	(103)	(92)
Repayments of capital lease obligations	(3,038)	(2,857)
Payment of deferred loan fees	(399)	(1,029)
Repurchase of common stock	(1,621)	(136,982)
Exercise of stock options	1,580	2,605
Excess tax benefits from exercise of stock options	163	1,567
Dividends paid on common stock	(6,295)	(6,483)

Net cash used in financing activities	(49,438)	(36,296)

Net (decrease) increase in cash and cash equivalents	(1,613)	931
Cash and cash equivalents at beginning of period	19,993	18,680

Cash and cash equivalents at end of period	$18,380	$19,611

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
     Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of August 11, 2008, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	408	519	1	928
Franchised and licensed	762	1,398	12	2,172

Total	1,170	1,917	13	3,100

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
      In our accompanying Condensed Consolidated Balance Sheet as of January 31, 2008, $865 was reclassified from other long-term liabilities to other current liabilities.
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
     In April 2008, the FASB issued FASB Staff Position (“FSP”)142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal periods beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We do not expect the adoption of FSP 142-3 to have a material effect on our consolidated financial position and results of operations.
     In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have any effect on our consolidated financial position and results of operations.
     In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) 08-3, Accounting by Lessees for Maintenance Deposits, which provides guidance for accounting for maintenance deposits paid by a lessee to a lessor. EITF 08-3 is effective for fiscal periods beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We do not expect the adoption of EITF 08-3 to have any effect on our consolidated financial position and results of operations.
     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for fiscal periods beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We expect the adoption of FSP EITF 03-6-1 to impact the amount of our previously-reported earnings per share, but have not yet determined the amount.
Note 3 — Assets Held For Sale
     Surplus restaurant properties and company-operated restaurants that we expect to sell within one year are classified in our accompanying Condensed Consolidated Balance Sheets as assets held for sale. As of August 11, 2008, total assets held for sale were $3,058. This was comprised of 23 company-operated restaurants and other real property and three surplus properties in our Hardee’s operating segment. Some of these assets were sold subsequent to August 11, 2008 (see Note 14). As of January 31, 2008, total assets held for sale were $1,038 and were comprised of four surplus properties in our Hardee’s operating segment.
Note 4 — Indebtedness and Interest Expense
     As of August 11, 2008, we had borrowings outstanding of $253,085 under the term loan portion and borrowings outstanding of $59,000 under the revolving portion of our senior credit facility (“Facility”). In addition, we had outstanding letters of credit totaling $35,893 and remaining availability of $105,107, under the revolving portion of

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
our Facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments of $675 through January 1, 2012; three quarterly payments of $64,175, beginning on April 1, 2012; and a final payment of $51,110 due on January 1, 2013. The Facility also requires annual principal payments on the term loan based on excess cash flows, as defined. We made aggregate principal payments of $675 and $15,140 on the term loan, including a payment based on excess cash flows for fiscal 2008, during the twelve and twenty-eight weeks ended August 11, 2008, respectively.
     As of August 11, 2008, the borrowings outstanding under the revolving portion of our Facility bore interest at a weighted-average interest rate of 4.16% per annum. As of August 11, 2008, our term loan debt had a nominal weighted-average interest rate of 4.125% per annum; however, we have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.2159%. These agreements will expire March 12, 2012. These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Condensed Consolidated Statements of Income. We recorded reductions of interest expense of $1,894 and $4,253 during the twelve and twenty-eight weeks ended August 11, 2008, respectively, to adjust the carrying value of the interest rate swap agreements to fair value. During the twelve weeks ended August 11, 2008, we paid a periodic settlement of $946, and during the twenty-eight weeks ended August 11, 2008, we also received a periodic settlement of $730 in cash. The fair value of the interest rate swap agreements, inclusive of unpaid periodic settlements, is included in other current liabilities and other long-term liabilities, in our accompanying Condensed Consolidated Balance Sheets, and was $6,911 and $11,380 as of August 11, 2008 and January 31, 2008, respectively. Subsequent to August 11, 2008, we paid a periodic settlement of $1,096. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure.
     Effective September 10, 2008, we amended our interest rate swap agreements to reduce the fixed rate and modify the applicable floating rate index. The amendments did not impact either the notional amounts or termination date of the interest rate swap agreements. As a result of the amendments, future interest payments on $200,000 of our term loan debt are effectively fixed at 6.1231% through March 12, 2012.
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
     The Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”) bear interest at 4.0% annually, payable in semiannual installments due April 1 and October 1 each year. During the twelve weeks ended August 11, 2008, the cumulative dividends declared since the most recent conversion rate adjustment resulted in a change in the conversion rate per $1 of the 2023 Convertible Notes of 1.0404%, from the previous conversion rate of 116.6063 to an adjusted conversion rate of 117.8195. As a result of the conversion rate adjustment, the previous conversion price of approximately $8.58 has been adjusted to a conversion price of approximately $8.49. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. On August 29, 2008, we notified the holders of the 2023 Convertible Notes that we will redeem all outstanding notes on October 1, 2008. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. Accordingly, the $15,167 of 2023 Convertible Notes has been included in current portion of bank indebtedness and other long-term debt in our accompanying Condensed Consolidated Balance Sheets as of August 11, 2008 and January 31, 2008.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     Interest expense consisted of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 11, 2008	August 13, 2007	August 11, 2008	August 13, 2007
Facility	$2,668	$2,714	$7,352	$5,652
Interest rate swaps	(1,894)	—	(4,253)	—
Capital lease obligations	1,017	1,171	2,379	2,732
2023 Convertible Notes	140	140	323	326
Amortization of loan fees	261	227	603	492
Letter of credit fees and other	207	209	563	554

	$2,399	$4,461	$6,967	$9,756

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
Level 1 —	Quoted prices in active markets for identical assets or liabilities;

Level 2 —	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The following table summarizes the financial liabilities measured at fair value on a recurring basis as of August 11, 2008:

Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swap agreements	$6,911	$—	$6,911	$—
     The interest rate swap agreements are recorded at fair value based upon valuation models as reported by our counterparties. These valuation models are based upon relevant factors such as the contractual terms of our interest rate swap agreements and interest rate curves.
     Note 6 — Commitments and Contingent Liabilities
     Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised and licensed restaurants and other revenue, and the payments on the leases as rental expense in franchised and licensed restaurants and other expense, in our accompanying Condensed Consolidated Statements of Income. As of August 11, 2008, the present value of the lease obligations under the remaining master leases’ primary terms is $111,206. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $1,179, of which $112 is reserved for in our estimated liability for closed restaurants in our accompanying Condensed Consolidated Balance Sheet as of August 11, 2008. In addition to the sublease arrangements with

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
franchisees described above, we also lease land and buildings to franchisees. As of August 11, 2008, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $24,654 and $3,301, respectively.
     Pursuant to our Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 4). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of August 11, 2008, we had outstanding letters of credit of $35,893, expiring at various dates through July 2009.
     As of August 11, 2008, we had unconditional purchase obligations in the amount of $60,450, which consist primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.
     We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, an amount ranging from a pro-rata portion of the current year bonus to three times the bonus in effect for the year in which the termination occurs. Additionally, all options awarded to the affected executives which have not vested as of the date of termination would vest immediately. For certain of the key executives, all unvested restricted stock awards as of the date of termination would vest immediately and restricted stock awards which have not yet been awarded would be awarded and would vest immediately. If all of these Agreements had been triggered as of August 11, 2008, we would have been required to make cash payments of approximately $16,744.
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
     As of August 11, 2008, we had recorded an accrued liability for contingencies related to litigation in the amount of $200, which relates to certain employment, real estate and other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of August 11, 2008, we estimated the contingent liability of those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $1,030 to $3,045.
Note 7 — Stockholders’ Equity
     During the twenty-eight weeks ended August 11, 2008, we declared cash dividends of $0.12 per share of common stock, for a total of $6,301. Dividends payable of $3,155 and $3,148 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of August 11, 2008 and January 31, 2008, respectively. The dividends declared during the twelve weeks ended August 11, 2008 were subsequently paid on September 3, 2008.
Note 8 — Share-Based Compensation
     We have various share-based compensation plans that provide restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. The total number of shares available under all of our stock incentive plans was 3,964,120 as of August 11, 2008. During the twelve weeks ended August 11, 2008, the number of shares available for grant under our 1999 Stock Incentive Plan was increased by 350,000 shares.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     Total share-based compensation expense and associated tax benefits recognized under SFAS 123R were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 11, 2008	August 13, 2007	August 11, 2008	August 13, 2007
Share-based compensation expense related to performance-vested restricted stock awards	$976	$199	$2,278	$905
All other share-based compensation expense	1,953	1,568	4,588	4,000

Total share-based compensation expense	$2,929	$1,767	$6,866	$4,905

Associated tax benefits	$864	$506	$2,034	$1,316

Note 9 — Facility Action Charges, Net
     The components of facility action charges, net are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 11, 2008	August 13, 2007	August 11, 2008	August 13, 2007
Estimated liability for new restaurant closures	$579	$119	$591	$170
Adjustments to estimated liability for closed restaurants	(195)	112	(297)	584
Impairment of assets to be disposed of	805	363	1,115	380
Impairment of assets to be held and used	780	494	780	496
Gain on sales of restaurants and surplus properties, net	(1,727)	(2,754)	(1,020)	(3,733)
Amortization of discount related to estimated liability for closed restaurants	109	120	255	303

	$351	$(1,546)	$1,424	$(1,800)

Note 10 — Income Taxes
     Income tax expense consisted of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 11, 2008	August 13, 2007	August 11, 2008	August 13, 2007
Federal and state income taxes	$8,304	$7,565	$17,258	$17,866
Foreign income taxes	371	281	851	597

Income tax expense	$8,675	$7,846	$18,109	$18,463

Effective income tax rate	41.3%	40.2%	38.5%	40.3%

     Our effective income tax rates for the twelve and twenty-eight weeks ended August 11, 2008 and August 13, 2007 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. During the twenty-eight weeks ended August 11, 2008, our income tax expense was reduced by $1,273 as a result of the impact of recent tax regulations. We had $3,784 and $4,554 of tax benefits as of August 11, 2008 and January 31, 2008, respectively, that, if recognized, would affect our effective income tax rate. As of August 11, 2008 and January 31, 2008, we also had $14,072 and $14,824, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes, income taxes payable and valuation allowance.
     As of August 11, 2008, we maintained a valuation allowance of $28,105 for state capital loss carryforwards, certain state net operating loss and income tax credit carryforwards and other temporary differences related to various states in which one or more of our entities file separate income tax returns. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
     Note 11 — Income Per Share
     The table below presents the computation of basic and diluted earnings per share for the twelve and twenty-eight weeks ended August 11, 2008 and August 13, 2007:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 11, 2008	August 13, 2007	August 11, 2008	August 13, 2007
	(In thousands except per share amounts)

Numerator:
Income from continuing operations	$12,340	$11,651	$28,960	$27,350
Loss from discontinued operations	—	(2,226)	—	(2,574)

Net income for computation of basic earnings per share	$12,340	$9,425	$28,960	$24,776

Adjustment for interest and amortization costs for 2023 Convertible Notes, net of related tax effect	102	101	236	238

Income from continuing operations for computation of diluted earnings per share	$12,442	$11,752	$29,196	$27,588

Net income for computation of diluted earnings per share	$12,442	$9,526	$29,196	$25,014

Denominator:
Weighted-average shares for computation of basic earnings per share	51,654	62,041	51,613	64,645
Dilutive effect of stock options and restricted stock	941	1,554	907	1,569
Dilutive effect of 2023 Convertible Notes	1,787	1,747	1,777	1,747

Weighted-average shares for computation of diluted earnings per share	54,382	65,342	54,297	67,961

Basic earnings per share:
Basic income per share from continuing operations	$0.24	$0.19	$0.56	$0.42
Basic loss per share from discontinued operations	—	(0.04)	—	(0.04)

Basic net income per share	$0.24	$0.15	$0.56	$0.38

Diluted earnings per share:
Diluted income per share from continuing operations	$0.23	$0.18	$0.54	$0.41
Diluted loss per share from discontinued operations	—	(0.03)	—	(0.04)

Diluted net income per share	$0.23	$0.15	$0.54	$0.37

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Carl’s Jr.	Hardee’s	Other	Total
Twelve Weeks Ended August 11, 2008
Revenue	$211,188	$141,106	$196	$352,490
Operating income	16,672	6,125	88	22,885
Income (loss) before income taxes and discontinued operations	16,397	5,059	(441)	21,015
Goodwill (as of August 11, 2008)	22,649	—	—	22,649

	Carl’s Jr.	Hardee’s	Other	Total
Twelve Weeks Ended August 13, 2007
Revenue	$197,229	$164,856	$1,006	$363,091
Operating income	15,060	8,271	39	23,370
Income (loss) before income taxes and discontinued operations	14,735	6,610	(1,848)	19,497
Goodwill (as of August 13, 2007)	22,649	—	—	22,649

	Carl’s Jr.	Hardee’s	Other	Total
Twenty-Eight Weeks Ended August 11, 2008
Revenue	$487,066	$331,129	$466	$818,661
Operating income	40,723	11,593	199	52,515
Income (loss) before income taxes and discontinued operations	40,143	8,919	(1,993)	47,069

	Carl’s Jr.	Hardee’s	Other	Total
Twenty-Eight Weeks Ended August 13, 2007
Revenue	$455,374	$387,291	$2,228	$844,893
Operating income	36,488	16,869	—	53,357
Income (loss) before income taxes and discontinued operations	35,967	12,819	(2,973)	45,813
Note 13 — Discontinued Operations
     We sold our La Salsa Fresh Mexican Grill restaurants and the related franchise operations to LAS Acquisition, LLC (“Buyer”) on July 16, 2007. Under the agreement, Santa Barbara Restaurant Group, Inc., a wholly-owned subsidiary of the Company, sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. for adjusted consideration of $15,889. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa. During the twenty-eight weeks ended August 11, 2008, we received payments totaling $2,600 from Buyer, and the remaining $4,026 note is included in accounts receivable, net, in our accompanying Condensed Consolidated Balance Sheet as of August 11, 2008.
     The results from discontinued operations for the twelve and twenty-eight weeks ended August 13, 2007 were as follows:

	Twelve Weeks	Twenty-Eight
	Ended	Weeks Ended
Revenue	$6,874	$20,907

Operating loss	(222)	(724)
Interest expense	(7)	(22)
Other income, net	83	92
Income tax benefit	13	173

	(133)	(481)

Gain on disposal of La Salsa	421	421
Income tax expense related to disposal of La Salsa	(2,514)	(2,514)

Net loss on disposal of La Salsa	(2,093)	(2,093)

Loss from discontinued operations	$(2,226)	$(2,574)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 14 — Purchase and Sale of Assets
     Hardee’s Refranchising Program
     During fiscal 2008, we launched a refranchising program for our Hardee’s concept. During the twelve weeks ended August 11, 2008, we sold six company-operated Hardee’s restaurants and related real property with a net book value of $1,442 to one franchisee. In connection with this transaction, we received aggregate consideration of $2,762, including $150 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $1,004, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statement of Income for the twelve weeks ended August 11, 2008, in our Hardee’s segment. During the twenty-eight weeks ended August 11, 2008, we sold 65 company-operated Hardee’s restaurants and related real property with a net book value of $10,122 to three franchisees. In connection with these transactions, we received aggregate consideration of $12,353, including $1,685 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net loss of $612, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statement of Income for the twenty-eight weeks ended August 11, 2008, in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations. Subsequent to August 11, 2008, we sold an additional 23 company-operated restaurants to one Hardee’s franchisee for total proceeds of $4,295.
     Related Party Transaction
     During the twelve weeks ended August 11, 2008, we sold three company-operated Carl’s Jr. restaurants and related real property with a net book value of $1,068 to a former executive and new franchisee. In connection with this transaction, we received aggregate consideration of $2,173, including $100 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $983, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statements of Income for the twelve and twenty-eight weeks ended August 11, 2008, in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.
Note 15 — Termination of a Franchise Agreement
     During the twelve weeks ended August 11, 2008, we terminated our franchise agreement and subleases with a Hardee’s franchisee as a result of its inability to remedy, on a timely basis, certain defaults under the terms of the agreements. As a result, we assumed full operational control of their 32 open restaurants. Twelve of the affected restaurants are located on leased premises that we sublet to the franchisee. The remaining 20 are leased by the franchisee from third parties. As of August 11, 2008, although we were operating these 20 restaurants, we had not assumed any of the lease rights or obligations for those properties. If we are unable to negotiate acceptable lease terms for any of the leased locations, we may decide to close the restaurants.
Note 16 — Supplemental Cash Flow Information

	Twenty-Eight Weeks Ended
	August 11, 2008	August 13, 2007
Cash paid for:
Interest, net of amounts capitalized	$10,252	$10,212

Income taxes, net of refunds received	$1,406	$3,809

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$185	$187

Dividends declared, not paid	$3,155	$3,633

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Impairment of Goodwill
     During the first quarter of fiscal 2009, we evaluated the Carl’s Jr. brand, the only one of our reporting units for which goodwill is recorded. As a result of our annual impairment test, we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of August 11, 2008, we had $22,649 in goodwill recorded in our accompanying Condensed Consolidated Balance Sheet.
Estimated Liability for Closed Restaurants
     In determining the amount of the estimated liability for closed restaurants, we estimate the cost to maintain vacant leased properties until the lease can be abated. If the costs to maintain properties increase, or it takes longer than anticipated to sublease or terminate leases, we may need to record additional estimated liabilities. If the leases on the vacant restaurants are not terminated or subleased on the terms that we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income.
Estimated Liability for Self-Insurance
     If we experience a higher than expected number of claims or the costs of claims rise more than the estimates used by management, developed with the assistance of our actuary, our reserves would require adjustment and we would be required to adjust the expected losses upward and increase our future self-insurance expense.
     Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of August 11, 2008, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $35,918.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2009 Comparisons with Fiscal 2008
     The factors discussed below impact comparability of operating performance for the twelve and twenty-eight weeks ended August 11, 2008 and August 13, 2007, or could impact comparisons for the remainder of fiscal 2009.
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
Operating Review
     The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our accompanying Condensed Consolidated Statements of Income:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 11, 2008	August 13, 2007	August 11, 2008	August 13, 2007
Revenue:
Company-operated restaurants	75.8%	79.3%	76.4%	79.1%
Franchised and licensed restaurants and other	24.2	20.7	23.6	20.9

Total revenue	100.0	100.0	100.0	100.0

Operating costs and expenses:
Restaurant operating costs (1):
Food and packaging	30.1	29.9	29.7	29.5
Payroll and other employee benefits	28.2	29.6	28.6	29.3
Occupancy and other	22.4	22.0	22.0	21.7

Total restaurant operating costs	80.7	81.5	80.3	80.6

Franchised and licensed restaurants and other (2)	76.8	76.8	76.9	77.8
Advertising (1)	5.9	6.0	5.9	6.0
General and administrative	9.2	8.7	9.4	9.2
Facility action charges, net	0.1	(0.4)	0.2	(0.2)

Operating income	6.5	6.4	6.4	6.3
Interest expense	(0.7)	(1.2)	(0.9)	(1.2)
Other income, net	0.2	0.2	0.2	0.3

Income before income taxes and discontinued operations	6.0	5.4	5.7	5.4
Income tax expense	2.5	2.2	2.2	2.2

Income from continuing operations	3.5%	3.2%	3.5%	3.2%

(1)	As a percent of company-operated restaurants revenue.

(2)	As a percent of franchised and licensed restaurants and other revenue.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     The following table is presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 11, 2008	August 13, 2007	August 11, 2008	August 13, 2007

Company-operated restaurants revenue	$267,075	$287,796	$625,313	$668,320

Restaurant operating costs:
Food and packaging	80,355	86,028	185,429	197,463
Payroll and other employee benefits	75,429	85,159	179,112	195,640
Occupancy and other	59,811	63,373	137,846	145,247

Total restaurant operating costs	215,595	234,560	502,387	538,350

Franchised and licensed restaurants and other revenue:
Royalties	20,161	17,735	45,165	40,645
Distribution centers	56,146	49,066	126,835	116,541
Rent	8,228	6,677	17,848	15,971
Retail sales of variable interest entity	—	831	—	1,787
Franchise fees	880	986	3,500	1,629

Total franchised and licensed restaurants and other revenue	85,415	75,295	193,348	176,573

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	3,328	2,755	7,909	6,353
Distribution centers	56,017	48,828	126,563	116,481
Rent and other occupancy	6,245	5,444	14,185	12,738
Operating costs of variable interest entity	—	794	—	1,740

Total franchised and licensed restaurants and other expenses	65,590	57,821	148,657	137,312

Advertising	15,699	17,271	36,797	40,032

General and administrative	32,370	31,615	76,881	77,642

Facility action charges, net	351	(1,546)	1,424	(1,800)

Operating income	$22,885	$23,370	$52,515	$53,357

     The following table shows the change in our restaurant portfolio for the twelve and twenty-eight weeks ended August 11, 2008:

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
	Company-	Franchised		Company-	Franchised
	operated	and licensed	Total	operated	and licensed	Total

Open at beginning of period	906	2,195	3,101	967	2,116	3,083
New	4	18	22	8	46	54
Closed	(5)	(18)	(23)	(11)	(26)	(37)
Divested	(9)	(32)	(41)	(68)	(32)	(100)
Acquired	32	9	41	32	68	100

Open at August 11, 2008	928	2,172	3,100	928	2,172	3,100

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Carl’s Jr.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 11, 2008	August 13, 2007	August 11, 2008	August 13, 2007
Company-operated restaurants revenue	$147,134	$138,893	$342,362	$320,122

Restaurant operating costs:
Food and packaging	43,929	40,256	100,434	93,178
Payroll and other employee benefits	39,582	38,860	91,501	87,396
Occupancy and other	33,239	31,445	76,106	70,343

Total restaurant operating costs	116,750	110,561	268,041	250,917

Franchised and licensed restaurants and other revenue:
Royalties	8,054	7,439	18,380	17,192
Distribution centers	50,603	45,481	113,892	105,251
Rent	5,003	5,048	11,358	12,007
Franchise fees	394	368	1,074	802

Total franchised and licensed restaurants and other revenue	64,054	58,336	144,704	135,252

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,716	1,348	3,876	3,206
Distribution centers	50,434	45,162	113,331	105,089
Rent and other occupancy	4,268	4,282	9,865	10,182

Total franchised and licensed restaurants and other expenses	56,418	50,792	127,072	118,477

Advertising	8,687	8,206	20,121	18,806

General and administrative	13,461	12,269	32,278	29,970

Facility action charges, net	(800)	341	(1,169)	716

Operating income	$16,672	$15,060	$40,723	$36,488

Company-operated average unit volume (trailing-13 periods)	$1,527	$1,481
Franchise-operated average unit volume (trailing-13 periods)	$1,197	$1,204
Company-operated same-store sales increase	3.8%	2.0%	3.9%	0.8%
Franchise-operated same-store sales (decrease) increase	(0.3)%	0.3%	(0.5)%	0.2%
Company-operated same-store transaction (decrease) increase	(0.3)%	(1.9)%	0.9%	(3.9)%
Average check (actual $)	$7.10	$6.80	$7.00	$6.78
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	29.9%	29.0%	29.3%	29.1%
Payroll and other employee benefits	26.9%	28.0%	26.7%	27.3%
Occupancy and other	22.6%	22.6%	22.2%	22.0%
Total restaurant operating costs	79.3%	79.6%	78.3%	78.4%
Advertising as a percentage of company-operated restaurants revenue	5.9%	5.9%	5.9%	5.9%
     The following table shows the change in our restaurant portfolio for the twelve and twenty-eight weeks ended August 11, 2008:

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
	Company-	Franchised		Company-	Franchised
	operated	and licensed	Total	operated	and licensed	Total

Open at beginning of period	410	752	1,162	406	735	1,141
New	1	8	9	5	25	30
Closed	—	(1)	(1)	—	(1)	(1)
Divested	(3)	—	(3)	(3)	—	(3)
Acquired	—	3	3	—	3	3

Open at August 11, 2008	408	762	1,170	408	762	1,170

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Company-Operated Restaurants
     Revenue from company-operated Carl’s Jr. restaurants increased $8,241, or 5.9%, to $147,134 during the twelve weeks ended August 11, 2008, as compared to the twelve weeks ended August 13, 2007. This increase was primarily due to a $46 increase in average unit volume, which reached $1,527, an increase in same-store sales of 3.8%, and the opening of 14 new company-operated restaurants since the end of the second quarter of fiscal 2008, partially offset by three restaurants divested to a franchisee and two closed company-operated restaurants. The increases in average unit volume and same-store sales include the impact of price increases taken since the end of the second quarter of fiscal 2008.
     Revenue from company-operated Carl’s Jr. restaurants increased $22,240, or 6.9%, to $342,362 during the twenty-eight weeks ended August 11, 2008, as compared to the twenty-eight weeks ended August 13, 2007. This increase is mainly due to the $46 increase in average unit volume, a 3.9% increase in same-store sales, and the net impact of the price increases and changes in our company-operated restaurant portfolio discussed above. We believe our volume increases are primarily due to increased sales resulting from recent restaurant remodeling and our continued focus on offering premium products that compete based on quality, innovation and taste.
     The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

	Twelve	Twenty- Eight
	Weeks	Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended August 13, 2007	79.6%	78.4%
Decrease in workers’ compensation expense	(1.0)	(0.7)
Increase in food and packaging costs	0.9	0.2
Increase in utilities expense	0.5	0.3
Increase in depreciation and amortization expense	0.3	0.4
Decrease in repairs and maintenance	(0.3)	(0.3)
Decrease in rent expense	(0.2)	—
Decrease in retirements expense	(0.2)	—
Other, net	(0.3)	—

Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended August 11, 2008	79.3%	78.3%

     Workers’ compensation expense decreased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 11, 2008, from the comparable prior year periods due primarily to the impact of an increase of $2,487 in our self-insured workers’ compensation liability in the prior year periods related to a single claim from 1982. During the twelve weeks ended August 11, 2008, this decrease was partially offset by the impact of an unfavorable claims reserves adjustment as a result of actuarial analyses of outstanding claims reserves.
     Food and packaging costs as a percent of company-operated restaurants revenue increased during the twelve and twenty-eight weeks ended August 11, 2008, as compared to the prior year periods, due primarily to higher commodity costs for beef, cheese, and potato products, and frying oil. These increases were partially offset by decreases in commodity costs for pork products. In addition, during the twelve and twenty-eight weeks ended August 13, 2007, we recognized vendor credits related to previously purchased inventories of $709 and $587, or 0.5% and 0.2% as a percent of company-operated restaurants revenue, respectively. These vendor credits did not recur in the current year periods.
     Utilities expense increased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 11, 2008, from the comparable prior year periods, mainly due to gas and electricity rate increases.
     Depreciation and amortization expense as a percent of company-operated restaurants revenue increased during the twelve and twenty-eight weeks ended August 11, 2008, from the comparable prior year periods, mainly due to increased restaurant remodel activity.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Repairs and maintenance expense decreased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 11, 2008, as compared to the prior year periods, due mainly to the elimination of a support contract for our point-of-sale system. This service is now provided by company employees instead of an external service provider. In addition, in the prior year comparable periods, there were increased repairs to kitchen equipment, point-of-sale equipment and buildings that did not recur to the same extent in the current year periods.
Franchised and Licensed Restaurants
     Total franchised and licensed restaurants and other revenue increased $5,718, or 9.8%, to $64,054 during the twelve weeks ended August 11, 2008, as compared to the twelve weeks ended August 13, 2007. Distribution center sales of food, paper and supplies to franchisees increased by $5,122, or 11.3%, primarily due to the increase in the franchise store base over the comparable prior year period and an increase in the cost of food, paper and supplies, upon which the sales price of those items is based. Franchise royalties grew $615, or 8.3%, during the twelve weeks ended August 11, 2008, as compared to the twelve weeks ended August 13, 2007, due to the net increase of 50 domestic and international franchised and licensed restaurants during the trailing-13 periods ended August 11, 2008.
     Total franchised and licensed restaurants and other revenue increased $9,452, or 7.0%, to $144,704 during the twenty-eight weeks ended August 11, 2008, as compared to the twenty-eight weeks ended August 13, 2007. Distribution center sales of food, paper and supplies to franchisees increased by $8,641, or 8.2%, primarily due to the increase in the franchise store base over the comparable prior year period and an increase in the cost of food, paper and supplies, upon which the sales price of those items is based. Franchise royalties grew $1,188, or 6.9%, during the twenty-eight weeks ended August 11, 2008, as compared to the twenty-eight weeks ended August 13, 2007, due to the net increase of 50 domestic and international franchised and licensed restaurants during the trailing-13 periods ended August 11, 2008. Rental revenue decreased by $649, or 5.4%, due to lease terminations and a same-store sales decrease on franchise restaurants that pay rent calculated as a percent of revenue.
     Franchised and licensed restaurants and other expenses increased $5,626, or 11.1%, to $56,418 during the twelve weeks ended August 11, 2008, as compared to the prior year period. This increase is mainly due to an increase in sales to franchisees and the relatively proportional increase in the cost of food, paper and supplies sold, as well as an increase in distribution costs related to higher fuel, labor and other costs.
     Franchised and licensed restaurants and other expenses increased $8,595, or 7.3%, to $127,072 during the twenty-eight weeks ended August 11, 2008, as compared to the prior year period. This increase is mainly due to an increase in sales to franchisees and the relatively proportional increase in the cost of food, paper and supplies sold. In addition, there were slightly higher administrative costs which were partially offset by lower rent.
     As of August 11, 2008, approximately 84.3% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Hardee’s

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 11, 2008	August 13, 2007	August 11, 2008	August 13, 2007
Company-operated restaurants revenue	$119,873	$148,832	$282,796	$348,024

Restaurant operating costs:
Food and packaging	36,415	45,750	84,945	104,228
Payroll and other employee benefits	35,815	46,271	87,539	108,173
Occupancy and other	26,551	31,897	61,690	74,840

Total restaurant operating costs	98,781	123,918	234,174	287,241

Franchised and licensed restaurants and other revenue:
Royalties	11,989	10,190	26,484	23,182
Distribution centers	5,543	3,587	12,943	11,294
Rent	3,225	1,629	6,490	3,964
Franchise fees	476	618	2,416	827

Total franchised and licensed restaurants and other revenue	21,233	16,024	48,333	39,267

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,611	1,407	4,032	3,147
Distribution centers	5,583	3,666	13,232	11,392
Rent and other occupancy	1,977	1,162	4,320	2,556

Total franchised and licensed restaurants and other expenses	9,171	6,235	21,584	17,095

Advertising	7,011	9,064	16,675	21,223

General and administrative	18,867	19,303	44,510	47,561

Facility action charges, net	1,151	(1,935)	2,593	(2,698)

Operating income	$6,125	$8,271	$11,593	$16,869

Company-operated average unit volume (trailing-13 periods)	$973	$934
Franchise-operated average unit volume (trailing-13 periods)	$961	$964
Company-operated same-store sales increase	3.3%	2.9%	1.0%	2.3%
Franchise-operated same-store sales increase	2.0%	—	0.1%	0.5%
Company-operated same-store transaction (decrease) increase	(2.6)%	2.7%	(3.1)%	1.8%
Average check (actual $)	$5.30	$4.99	$5.16	$4.95
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	30.4%	30.7%	30.0%	29.9%
Payroll and other employee benefits	29.9%	31.1%	31.0%	31.1%
Occupancy and other	22.1%	21.4%	21.8%	21.5%
Total restaurant operating costs	82.4%	83.3%	82.8%	82.5%
Advertising as a percentage of company-operated restaurants revenue	5.8%	6.1%	5.9%	6.1%
     The following table shows the change in our restaurant portfolio for the twelve and twenty-eight weeks ended August 11, 2008:

	Twelve Weeks Ended			Twenty-Eight Weeks Ended
	Company-	Franchised		Company-	Franchised
	operated	and licensed	Total	operated	and licensed	Total

Open at beginning of period	495	1,428	1,923	560	1,366	1,926
New	3	10	13	3	21	24
Closed	(5)	(14)	(19)	(11)	(22)	(33)
Divested	(6)	(32)	(38)	(65)	(32)	(97)
Acquired	32	6	38	32	65	97

Open at August 11, 2008	519	1,398	1,917	519	1,398	1,917

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Company-Operated Restaurants
     Revenue from company-operated Hardee’s restaurants decreased $28,959, or 19.5%, to $119,873 during the twelve weeks ended August 11, 2008, as compared to the comparable prior year period. This decrease is mostly due to the divestiture of 155 company-operated restaurants to franchisees and the closure of 15 company-operated restaurants since the end of the second quarter of fiscal 2008, the impact of which was partially offset by a same-store sales increase of 3.3%, revenues from six new company-operated restaurants that opened during the same period and 37 restaurants that we acquired from two franchisees. The increase in same-store sales includes the impact of price increases taken since the end of the second quarter of fiscal 2008.
     During the twenty-eight weeks ended August 11, 2008, revenue from company-operated restaurants decreased $65,228, or 18.7%, to $282,796 as compared to the twenty-eight weeks ended August 13, 2007. This decrease is primarily due to the net impact of the changes in our restaurant portfolio discussed above, partially offset by a same-store sales increase of 1.0%, which includes the impact of price increases discussed above.
     The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

	Twelve	Twenty- Eight
	Weeks	Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended August 13, 2007	83.3%	82.5%
Decrease in labor costs, excluding workers’ compensation	(1.0)	—
Increase in depreciation and amortization expense	0.7	0.5
Decrease in repairs and maintenance	(0.2)	(0.4)
(Decrease) increase in food and packaging costs	(0.3)	0.1
Increase in utilities expense	0.2	0.2
Decrease in workers’ compensation expense	(0.2)	(0.1)

Other, net	(0.1)	—

Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended August 11, 2008	82.4%	82.8%

     Labor costs, excluding workers’ compensation expense, decreased as a percent of company-operated restaurants revenue during the twelve weeks ended August 11, 2008, as compared to the prior year period, due primarily to sales leverage and more efficient use of labor, partially offset by an increase in restaurant manager bonuses due to the performance of the restaurants against specific performance criteria.
     Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 11, 2008, from the comparable prior year periods, mainly due to increased restaurant remodel activity, asset additions from new restaurant openings and the impact of refranchising company-operated restaurants that had a higher proportion of fully depreciated assets.
     Repairs and maintenance expense decreased as a percent of company-operated restaurants revenue during the twenty-eight weeks ended August 11, 2008, as compared to the prior year period. During the twenty-eight weeks ended August 13, 2007, repairs and maintenance costs were unusually high due to the restaurants acquired in connection with the termination of a franchise agreement.
     Food and packaging costs as a percent of company-operated restaurants revenue decreased during the twelve weeks ended August 11, 2008, as compared to the prior year period, due primarily to decreases in commodity costs for pork products and improvements in inventory control.
Franchised and Licensed Restaurants
     Total franchised and licensed restaurants and other revenue increased $5,209, or 32.5%, to $21,233 during the twelve weeks ended August 11, 2008, as compared to the prior year period. This increase is mainly due to the increase in distribution center revenues of $1,956, or 54.5%, due to increased new store construction and remodel activity. We also experienced an increase in royalty revenues of $1,799, or 17.7%, which is primarily due to the increase in the number of franchised restaurants, resulting from our refranchising program. In addition, there was a $1,596 increase in sublease rental revenue, primarily due to rent related to restaurants that were divested in our refranchising efforts and partially due to an increase of $453 in collections of previously unrecognized rent from financially troubled franchisees.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
     Total franchised and licensed restaurants and other revenue increased $9,066, or 23.1%, to $48,333 during the twenty-eight weeks ended August 11, 2008, as compared to the prior year period. This increase is mainly due to the increase in royalty revenues of $3,302, or 14.2%, which is primarily due to the increase in the number of franchised restaurants, resulting from our refranchising program, which was partially offset by a decrease of $219 in collections of previously unrecognized royalties from financially troubled franchisees, as compared with the prior year period. In addition, there was a $2,526 increase in sublease rental revenue, primarily due to rent related to restaurants that were divested in our refranchising efforts and an increase of $653 in collections of previously unrecognized rent from financially troubled franchisees over the prior year period. We also experienced an increase in distribution center revenues of $1,649, due to increased new store construction and remodel activity, and an increase of $1,589 in franchise fees primarily resulting from our refranchising efforts.
     Franchised and licensed restaurants and other expenses increased $2,936, or 47.1%, to $9,171, during the twelve weeks ended August 11, 2008, as compared to the prior year period. This increase in costs is mainly due to a $1,917 increase in cost of equipment sold (due to the related increase in equipment sales from our distribution center), an increase of $815 in rent expense related to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising program, and a $204 increase in administrative expenses, which is mainly due to the depreciation on equipment leased to franchisees on some of the refranchised restaurants.
     Franchised and licensed restaurants and other expenses increased $4,489, or 26.3%, to $21,584, during the twenty-eight weeks ended August 11, 2008, as compared to the prior year period. This increase in costs is mainly due to a $1,840 increase in cost of equipment sold (due to the related increase in equipment sales from our distribution center) and a $1,764 increase in rent expense related to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising program. We also had increased administrative costs of $885 as compared to the prior year period. This increase is mainly due to increased salaries and benefits expense due to new positions, depreciation on equipment leased to franchisees on some of the refranchised restaurants and various other expenses.
Consolidated Expenses
General and Administrative Expense
     General and administrative expenses increased $755, or 2.4%, to $32,370, and increased 0.5% to 9.2% of total revenue, for the twelve weeks ended August 11, 2008, as compared to the twelve weeks ended August 13, 2007. This increase was mainly due to a $1,162 increase in share-based compensation expense, as a result of the issuance of additional stock options and restricted stock awards in fiscal 2008 that continue to vest in fiscal 2009, and increased management bonuses of $785 based on our performance relative to executive management and operations bonus criteria. These increases were partially offset by a $967 decrease in training costs, primarily for operations, decreases in administrative costs, due to headcount reductions and other cost decreases resulting from our refranchising program, and decreases in professional services and various other expenses.
     General and administrative expenses decreased $761, or 1.0%, to $76,881, but increased 0.2% to 9.4% of total revenue, for the twenty-eight weeks ended August 11, 2008, as compared to the twenty-eight weeks ended August 13, 2007. This decrease was mainly due to a $2,222 decrease in training costs, primarily for operations, a $902 decrease in regional administrative costs, due to headcount reductions and other cost decreases resulting from our refranchising program, a $438 decrease in aviation costs, due to the prior year loss on lease termination, and a $739 decrease in software depreciation. These decreases were partially offset by a $1,961 increase in share-based compensation expense, as a result of the issuance of additional stock options and restricted stock awards in fiscal 2008 that continue to vest in fiscal 2009, increased management bonuses of $1,240 based on our performance relative to executive management and operations bonus criteria, and increases in various other expenses.
     We currently expect to record approximately $2,700 of share-based compensation expense in the third quarter of fiscal 2009, which would be relatively consistent with the comparable prior year period. The actual charge will be dependent upon various factors, including our actual performance against the specified performance goals for fiscal 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Interest Expense
     During the twelve weeks ended August 11, 2008, interest expense decreased $2,062, or 46.2%, to $2,399, as compared to the twelve weeks ended August 13, 2007. This decrease is primarily the result of a $1,894 reduction of interest expense during the current period to adjust the carrying value of the interest rate swap agreements to their fair values for which there was no comparable adjustment in the prior year period.
     During the twenty-eight weeks ended August 11, 2008, interest expense decreased $2,789, or 28.6%, to $6,967, as compared to the comparable prior year period. This decrease is primarily the result of a $4,253 reduction of interest expense during the current period to adjust the carrying value of the interest rate swap agreements to their fair values for which there was no comparable adjustment in the prior year period. In addition, there was a decrease of $353 of interest expense due to the continued reduction of our capital lease obligations. These decreases were partially offset by a $1,700 increase in the interest on our Facility due to increased average outstanding borrowings, which were primarily used for the prior year repurchase of our common stock and our capital expenditures for new restaurants and remodels. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.
Income Tax Expense
     Our income tax expense during the twenty-eight weeks ended August 11, 2008 was reduced by $1,273 due to the impact of recent tax regulations. We expect our effective income tax rate for the remainder of fiscal 2009 to be approximately 41%. See Note 10 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of income tax expense. See “Liquidity and Capital Resources” for a discussion of the expected impact of income taxes on our liquidity.
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

					Trailing-13
	Twelve Weeks Ended		Twenty-Eight Weeks Ended		Periods Ended
	August 11, 2008	August 13, 2007	August 11, 2008	August 13, 2007	August 11, 2008
Net income	$12,340	$9,425	$28,960	$24,776	$35,260
Interest expense	2,399	4,468	6,967	9,778	30,244
Income tax expense	8,675	10,347	18,109	20,804	23,917
Depreciation and amortization	14,324	15,026	33,306	34,910	62,498
Facility action charges, net	351	(2,042)	1,424	(2,505)	2,647
Share-based compensation expense	2,929	1,767	6,866	4,905	13,339

Adjusted EBITDA	$41,018	$38,991	$95,632	$92,668	$167,905

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
     As a result of our income tax credit carryforwards and expected reversals of temporary differences, we expect that our fiscal 2009 obligation for federal, state and foreign income taxes will be approximately 20% of our income before income taxes in fiscal 2009. This rate results primarily from federal income taxes reduced by available alternative minimum tax and general business tax credits, as well as state and foreign income taxes. Our actual cash requirements for income taxes could vary significantly from our expectations for a number of reasons, including, but not limited to, unanticipated fluctuations in our deferred income tax assets and liabilities, unexpected gains from significant transactions, unexpected outcomes of income tax audits, and changes in tax law.
     During fiscal 2008, we launched a refranchising program for our Hardee’s concept. During the twelve weeks ended August 11, 2008, we sold six company-operated Hardee’s restaurants and related real property with a net book value of $1,442 to one franchisee. In connection with this transaction, we received aggregate consideration of $2,762, including $150 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $1,004, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statement of Income for the twelve weeks ended August 11, 2008, in our Hardee’s segment. During the twenty-eight weeks ended August 11, 2008, we sold 65 company-operated Hardee’s restaurants and related real property with a net book value of $10,122 to three franchisees. In connection with these transactions, we received aggregate consideration of $12,353, including $1,685 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net loss of $612, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statement of Income for the twenty-eight weeks ended August 11, 2008, in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations. Subsequent to August 11, 2008, we sold an additional 23 company-operated restaurants to one Hardee’s franchisee for total proceeds of $4,295.
     During the twelve weeks ended August 11, 2008, we sold three company-operated Carl’s Jr. restaurants and related real property with a net book value of $1,068 to a former executive and new franchisee. In connection with this transaction, we received aggregate consideration of $2,173, including $100 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $983, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statements of Income for the twelve and twenty-eight weeks ended August 11, 2008, in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.
     During the twelve weeks ended August 11, 2008, we terminated our franchise agreement and subleases with a Hardee’s franchisee as a result of its inability to remedy, on a timely basis, certain defaults under the terms of the agreements. As a result, we assumed full operational control of their 32 open restaurants. Twelve of the affected restaurants are located on leased premises that we sublet to the franchisee. The remaining 20 are leased by the franchisee from third parties. As of August 11, 2008, although we were operating these 20 restaurants, we had not assumed any of the lease rights or obligations for those properties. If we are unable to negotiate acceptable lease terms for any of the leased locations, we may decide to close the restaurants.
     Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. During the twelve and twenty-eight weeks ended August 11, 2008, we made aggregate principal payments of $675 and $15,140, respectively, on the term loan. As of August 11, 2008, we had (i) borrowings outstanding under the term loan portion of our Facility of $253,085, (ii) borrowings outstanding under the revolving portion of our Facility of $59,000, (iii) outstanding letters of credit under the revolving portion of our Facility of $35,893, and (iv) availability under the revolving portion of our Facility of $105,107.
     Our Facility permits us to make additional common stock repurchases and/or pay cash dividends of $62,822 as of August 11, 2008. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in our Facility) during the term of our Facility. Our Facility also permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. In addition, we may reinvest proceeds from the

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
sale of assets and carry forward certain unused capital expenditure amounts to the following year. As of August 11, 2008, we expect to be permitted to make total capital expenditures of $166,887 in fiscal 2009.
     The terms of our Facility include financial performance covenants, which include a maximum leverage ratio, and certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions. Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties. We were in compliance with these covenants and all other requirements of our Facility as of August 11, 2008.
     We have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.2159%. These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Condensed Consolidated Statements of Income. We recorded reductions of interest expense of $1,894 and $4,253 during the twelve and twenty-eight weeks ended August 11, 2008, respectively, to adjust the carrying value of the interest rate swap agreements to fair value. During the twelve weeks ended August 11, 2008, we paid a periodic settlement of $946, and during the twenty-eight weeks ended August 11, 2008, we received a periodic settlement of $730 in cash. Subsequent to August 11, 2008, we paid a periodic settlement of $1,096. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future value.
     Effective September 10, 2008, we amended our interest rate swap agreements to reduce the fixed rate and modify the applicable floating rate index. The amendments did not impact either the notional amounts or termination date of the interest rate swap agreements. As a result of the amendments, future interest payments on $200,000 of our term loan debt are effectively fixed at 6.1231% through March 12, 2012.
     The 2023 Convertible Notes bear interest at 4.0% annually, payable in semiannual installments due April 1 and October 1 each year. The 2023 Convertible Notes have an adjusted conversion rate of 117.8195 and an adjusted conversion price of approximately $8.49. On October 1, 2008 and thereafter, we have the right to call all or a portion of the notes at 100% of the face value plus accrued interest. On August 29, 2008, we notified the holders of the 2023 Convertible Notes that we will redeem all outstanding notes on October 1, 2008. On October 1 of 2008, 2013 and 2018, the holders of the 2023 Convertible Notes have the right to require us to repurchase all or a portion of the notes at 100% of the face value plus accrued interest. Accordingly, the $15,167 of 2023 Convertible Notes have been included in current portion of bank indebtedness and other long-term debt in our accompanying Condensed Consolidated Balance Sheets as of August 11, 2008 and January 31, 2008.
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
     During the twenty-eight weeks ended August 11, 2008, we declared cash dividends of $0.12 per share of common stock, for a total of $6,301. Dividends payable of $3,155 and $3,148 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of August 11, 2008 and January 31, 2008, respectively. The dividends declared during the twelve weeks ended August 11, 2008 were subsequently paid on September 3, 2008.
     During the twenty-eight weeks ended August 11, 2008, cash provided by operating activities was $76,729, a decrease of $344 or 0.4% from the prior year comparable period. This decrease is primarily attributable to changes in operating assets and liabilities, including accounts receivable, accounts payable and other liability accounts. Working capital account balances can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term. In addition, we had a $4,253 change in the fair value of our interest rate swap agreements and lower depreciation

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
and amortization, which were partially offset by increases in net income of $4,184, facility action charges, net, of $3,929 and share-based compensation expense of $2,028.
     Cash used in investing activities during the twenty-eight weeks ended August 11, 2008 totaled $28,904, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment and collections on non-trade notes receivable.
     Capital expenditures were as follows:

	Twenty-Eight Weeks Ended
	August 11, 2008	August 13, 2007

Non-discretionary:
Remodels
Carl’s Jr.	$5,787	$13,283
Hardee’s	8,907	10,381
Capital Maintenance
Carl’s Jr.	6,018	5,780
Hardee’s	7,370	9,216
Corporate/other	3,139	3,928

Total non-discretionary	31,221	42,588

Discretionary:
New restaurants/rebuilds
Carl’s Jr.	7,265	7,647
Hardee’s	3,701	6,612
Dual-branding
Carl’s Jr.	393	856
Hardee’s	1,565	1,657
Real estate/franchise acquisitions	3,813	6,093
Corporate/other	493	2,122
Capital expenditures — discontinued operations	—	3,523

Total discretionary	17,230	28,510

Total	$48,451	$71,098

     Capital expenditures for the twenty-eight weeks ended August 11, 2008 decreased $22,647, or 31.9%, from the comparable prior year period mainly due to a $12,263 decrease in restaurant remodel activity and new restaurant and rebuild construction, a $2,418 decrease in corporate and other asset additions and a $3,523 decrease in capital expenditures related to discontinued operations. Pursuant to our agreement to sell La Salsa, during fiscal 2008, Buyer reimbursed us for substantially all of the capital expenditures — discontinued operations.
     Cash used in financing activities during the twenty-eight weeks ended August 11, 2008 was $49,438, which principally consisted of net repayments of $7,500 under the revolving portion of our Facility, payments of $15,140 under the term loan portion of our Facility, a change in cash overdraft of $17,085, dividends of $6,295 and repayments of $3,038 of capital lease obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)
Interest Rate Risk
     Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. Our Facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin. As of August 11, 2008, we had $312,085 of borrowings and $35,893 of letters of credit outstanding under our Facility. During fiscal 2008, we entered into fixed rate swap agreements with a combined notional amount of $200,000. These agreements will expire on March 12, 2012. The effect of the agreements is to limit the interest rate exposure on a portion of our term loan debt under our Facility to a fixed rate of 6.2159%. Effective September 10, 2008, we amended our interest rate swap agreements to reduce the fixed rate and modify the applicable floating rate index. The amendments did not impact either the notional amounts or termination date of the interest rate swap agreements. As a result of the amendments, future interest payments on $200,000 of our term loan debt are effectively fixed at 6.1231% through March 12, 2012. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Condensed Consolidated Statements of Income. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future fair values.
     A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $1,121. The estimated reduction is based upon the outstanding balance of the borrowings under our Facility that are not covered by our interest rate swaps and the weighted-average interest rate for the fiscal year and assumes no change in the volume, index or composition of debt as in effect on August 11, 2008. As of August 11, 2008, a hypothetical increase of 100 basis points in short-term interest rates would also cause the fair value of our 2023 Convertible Notes to decrease approximately $21, and a hypothetical decrease of 100 basis points in short-term interest rates would cause the fair value of our 2023 Convertible Notes to increase approximately $21. The changes in fair value were determined by discounting the projected cash flows assuming redemption on October 1, 2008.
     Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.
Commodity Price Risk
     We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our accompanying Condensed Consolidated Balance Sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percent of company-operated restaurants revenue.
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
     In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 11, 2008, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control
     There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 11, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information.
Item 1. Legal Proceedings.
     See Note 6 of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(Dollars in thousands, except per share amounts)
Issuer Purchase of Equity Securities
     The following table provides information as of August 11, 2008, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
				Maximum
				Dollar
				Value of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total	Price	of Publicly	Under the
	Number of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
May 20, 2008 — June 16, 2008	—	$—	—	$42,747
June 17, 2008 — July 14, 4008	—	—	—	42,747
July 15, 2008 — August 11, 2008 (1)	762	11.64	762	41,395

Total	762	$11.64	762	$41,395

(1)	We received and cancelled a total of 762 shares of our outstanding common stock in payment of taxes owed on ordinary income recognized by one of our executives in connection with the vesting of restricted stock awards issued under our stock incentive plans.

Item 4. Submission of Matters to a Vote of Security Holders.
     We held our Annual Meeting of Stockholders on June 19, 2008. The matters submitted to a vote of the stockholders were as follows:
     (a) The election of four members of our Board of Directors for terms expiring in 2011. All of the nominees were recommended and nominated for election or re-election, as the case may be, by our Nominating & Corporate Governance Committee and approved by our Board of Directors. The Board of Directors’ nominees for directors were elected by the following vote:

Nominee	Shares Voted For	Against	Abstentions	Broker Non-Votes
Peter Churm	40,093,722	7,225,395	53,737	—
Janet E. Kerr	40,141,086	7,189,247	42,521	—
Daniel D. (Ron) Lane	45,321,749	1,996,833	54,272	—
Andrew F. Puzder	45,563,140	1,760,585	49,130	—
     Incumbent directors whose terms expire in subsequent years are: Carl L. Karcher, Jerold H. Rubinstein, Daniel E. Ponder, Jr., Byron Allumbaugh, Frank P. Willey and Matthew Goldfarb. Named executive officers who are not directors are E. Michael Murphy, Theodore Abajian, Bradford R. Haley and Richard E. Fortman.
     (b) Ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 26, 2009. The Company’s selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending January 26, 2009 was ratified by the following vote:

Shares Voted For	Against	Abstentions	Broker Non-Votes
46,686,689	653,891	32,274	—

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

3.3	Bylaws of the Company, as amended through September 4, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC. (Registrant)
Date: September 17, 2008	/s/ Theodore Abajian
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

3.3	Bylaws of the Company, as amended through September 4, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.