Form 10-Q
period 2008-11-03
CKE RESTAURANTS INC
filed 2008-12-10
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 3, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________to _________.

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 4, 2008, 54,643,498 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	November 3, 2008	January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$21,424	$19,993
Accounts receivable, net of allowance for doubtful accounts of $427 as of November 3, 2008 and $755 as of January 31, 2008	44,217	51,394
Related party trade receivables	4,643	5,179
Inventories, net	23,502	26,030
Prepaid expenses	14,580	12,509
Assets held for sale	556	1,038
Advertising fund assets, restricted	17,068	18,207
Deferred income tax assets, net	13,405	23,768
Other current assets	2,134	2,887
Total current assets	141,529	161,005
Notes receivable, net of allowance for doubtful accounts of $546 as of November 3, 2008 and $608 as of January 31, 2008	164	298
Property and equipment, net of accumulated depreciation and amortization of $418,822 as of November 3, 2008 and $422,192 as of January 31, 2008	524,992	503,774
Property under capital leases, net of accumulated amortization of $47,782 as of November 3, 2008 and $46,390 as of January 31, 2008	18,887	21,104
Deferred income tax assets, net	64,469	72,878
Goodwill	22,649	22,649
Other assets, net	10,397	10,003
Total assets	$783,087	$791,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$2,747	$18,024
Current portion of capital lease obligations	5,924	5,774
Accounts payable	57,212	80,697
Advertising fund liabilities	17,068	18,207
Other current liabilities	92,273	86,678
Total current liabilities	175,224	209,380
Bank indebtedness and other long-term debt, less current portion	315,746	333,082
Capital lease obligations, less current portion	30,918	35,156
Other long-term liabilities	69,196	68,851
Total liabilities	591,084	646,469
Commitments and contingencies (Notes 4 and 6)
Subsequent events (Notes 2, 4 and 7)
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 54,644 shares issued and outstanding as of November 3, 2008; 52,504 shares issued and 52,476 shares outstanding as of January 31, 2008	546	525
Common stock held in treasury, at cost; none as of November 3, 2008 and 28 shares as of January 31, 2008	—	(359)
Additional paid-in capital	273,127	251,524
Accumulated deficit	(81,670)	(106,448)
Total stockholders’ equity	192,003	145,242
Total liabilities and stockholders’ equity	$783,087	$791,711

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2008	November 5, 2007	November 3, 2008	November 5, 2007

Revenue:
Company-operated restaurants	$255,545	$273,319	$880,858	$941,639
Franchised and licensed restaurants and other	81,050	78,303	274,398	254,876
Total revenue	336,595	351,622	1,155,256	1,196,515
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	76,785	82,298	262,214	279,761
Payroll and other employee benefits	71,237	78,261	250,349	273,901
Occupancy and other	61,841	62,459	199,687	207,706
Total restaurant operating costs	209,863	223,018	712,250	761,368
Franchised and licensed restaurants and other	61,474	60,373	210,131	197,685
Advertising	15,105	15,829	51,902	55,861
General and administrative	31,156	32,636	108,037	110,278
Facility action charges, net	1,242	287	2,666	(1,513)
Total operating costs and expenses	318,840	332,143	1,084,986	1,123,679
Operating income	17,755	19,479	70,270	72,836
Interest expense	(9,363)	(7,686)	(16,330)	(17,442)
Other income, net	769	1,079	2,290	3,291
Income before income taxes and discontinued operations	9,161	12,872	56,230	58,685
Income tax expense	3,773	5,388	21,882	23,851
Income from continuing operations	5,388	7,484	34,348	34,834
Loss from discontinued operations (net of income tax (benefit) expense of $(500) and $1,841 for the twelve and forty weeks ended November 5, 2007, respectively)	—	(1,282)	—	(3,856)
Net income	$5,388	$6,202	$34,348	$30,978

Basic income per common share:
Continuing operations	$0.10	$0.13	$0.66	$0.57
Discontinued operations	—	(0.02)	—	(0.06)
Net income	$0.10	$0.11	$0.66	$0.51

Diluted income per common share:
Continuing operations	$0.10	$0.13	$0.64	$0.54
Discontinued operations	—	(0.02)	—	(0.06)
Net income	$0.10	$0.11	$0.64	$0.48

Dividends per common share	$0.06	$0.06	$0.18	$0.18

Weighted-average common shares outstanding:
Basic	52,574	55,908	51,898	61,312
Diluted	54,258	58,964	54,281	64,550

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Forty Weeks Ended November 3, 2008
	Common Stock		Common Stock Held in Treasury		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 31, 2008	52,504	$525	(28)	$(359)	$251,524	$(106,448)	$145,242
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(9,570)	(9,570)
Issuance of restricted stock awards, net of forfeitures	612	6	—	—	(6)	—	—
Exercise of stock options	218	2	—	—	1,624	—	1,626
Conversion of 2023 Convertible Notes into common stock	1,787	18	—	—	15,149	—	15,167
Net tax deficiency from exercise of stock options and vesting of restricted stock awards	—	—	—	—	(298)	—	(298)
Share-based compensation expense	—	—	—	—	9,515	—	9,515
Repurchase and retirement of common stock	(477)	(5)	28	359	(4,381)	—	(4,027)
Net income	—	—	—	—	—	34,348	34,348
Balance at November 3, 2008	54,644	$546	—	$—	$273,127	$(81,670)	$192,003

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Forty Weeks Ended
	November 3, 2008	November 5, 2007
Cash flows from operating activities:
Net income	$34,348	$30,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,141	49,679
Amortization and write-off of deferred loan fees	948	686
Share-based compensation expense	9,515	7,616
Change in fair value of interest rate swap agreements	658	1,839
Provision for (recovery of) losses on accounts and notes receivable	15	(693)
Loss on sale of property and equipment and capital leases	1,914	3,706
Facility action charges, net	2,666	(2,218)
Deferred income taxes	17,723	12,355
Other non-cash charges	28	39
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	6,226	943
Estimated liability for closed restaurants and estimated liability for self-insurance	(4,470)	(4,211)
Accounts payable and other current and long-term liabilities	(9,338)	5,562
Net cash provided by operating activities	108,374	106,281
Cash flows from investing activities:
Purchases of property and equipment	(82,658)	(101,692)
Proceeds from sale of property and equipment	21,042	44,252
Collections of non-trade notes receivable	2,799	2,903
Disposition of La Salsa, net of cash surrendered	—	5,720
Other investing activities	68	58
Net cash used in investing activities	(58,749)	(48,759)
Cash flows from financing activities:
Net change in bank overdraft	(13,911)	(5,979)
Borrowings under revolving credit facility	133,500	306,500
Repayments of borrowings under revolving credit facility	(135,000)	(303,000)
Borrowings under credit facility term loan	—	200,179
Repayments of credit facility term loan	(15,815)	(1,100)
Repayments of other long-term debt	(131)	(133)
Net repayment by consolidated variable interest entity	—	(44)
Repayments of capital lease obligations	(4,493)	(4,200)
Payment of deferred loan fees	(399)	(1,279)
Repurchase of common stock	(4,296)	(233,803)
Exercise of stock options	1,626	2,649
Excess tax benefits from exercise of stock options and vesting of restricted stock awards	174	1,616
Dividends paid on common stock	(9,449)	(10,115)
Net cash used in financing activities	(48,194)	(48,709)
Net increase in cash and cash equivalents	1,431	8,813
Cash and cash equivalents at beginning of period	19,993	18,680
Cash and cash equivalents at end of period	$21,424	$27,493

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

Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of November 3, 2008, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	412	490	1	903
Franchised and licensed	773	1,422	12	2,207
Total	1,185	1,912	13	3,110

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

In our accompanying Condensed Consolidated Balance Sheet as of January 31, 2008, $865 was reclassified from other long-term liabilities to other current liabilities.  In our accompanying Condensed Consolidated Statement of Cash Flows for the forty weeks ended November 5, 2007, $1,839 was reclassified from net change in accounts payable and other current and long-term liabilities to change in fair value of interest rate swap agreements.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both of the pronouncements are effective for periods beginning on or after December 15, 2008, which for us is the first quarter of fiscal 2010, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We do not anticipate the adoption of SFAS 141R and SFAS 160 will have any effect on our consolidated financial position and results of operations.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal periods beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We do not expect the adoption of FSP 142-3 to have a material effect on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 became effective on November 15, 2008, subsequent to the end of our third quarter of fiscal 2009.  Our adoption of SFAS 162 in our fourth quarter of fiscal 2009 had no impact on our consolidated financial position or results of operations.

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

Note 3 — Assets Held For Sale

Surplus restaurant properties and company-operated restaurants that we expect to sell within one year are classified in our accompanying Condensed Consolidated Balance Sheets as assets held for sale. As of November 3, 2008, total assets held for sale were $556. This was comprised of two surplus properties in our Hardee’s operating segment. As of January 31, 2008, total assets held for sale were $1,038 and were comprised of four surplus properties in our Hardee’s operating segment.

Note 4 — Indebtedness and Interest Expense

As of November 3, 2008, we had borrowings outstanding of $252,410 under the term loan portion and borrowings outstanding of $65,000 under the revolving portion of our senior credit facility (“Facility”). In addition, we had outstanding letters of credit totaling $35,893 and remaining availability of $99,107, under the revolving portion of our Facility. The principal amount of the term loan is scheduled to be repaid in quarterly installments of $675 through January 1, 2012; three quarterly payments of $64,175, beginning on April 1, 2012; and a final payment of $51,110 due on January 1, 2013. The Facility also requires annual principal payments on the term loan based on excess cash flows, as defined. We made aggregate principal payments of $675 and $15,815 on the term loan, including a payment of $13,790 based on excess cash flows for fiscal 2008, during the twelve and forty weeks ended November 3, 2008, respectively.  The revolving portion of our Facility matures on March 17, 2012.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

As of November 3, 2008, the borrowings outstanding under the revolving portion of our Facility bore interest at a weighted-average interest rate of 4.70% per annum. As of November 3, 2008, our term loan debt had a nominal weighted-average interest rate of 5.69% per annum; however, we have fixed rate swap agreements (which were amended effective September 10, 2008) with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%. These agreements will expire March 12, 2012.  These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Condensed Consolidated Statements of Income.  During the twelve and forty weeks ended November 3, 2008, we paid $1,474 and $1,690, respectively, for net settlements under our fixed rate swap agreements. The fair value of the interest rate swap agreements, inclusive of unpaid periodic settlements, is included in other current liabilities and other long-term liabilities, in our accompanying Condensed Consolidated Balance Sheets, and was $10,348 and $11,380 as of November 3, 2008 and January 31, 2008, respectively. Subsequent to November 3, 2008, we paid a periodic settlement of $575. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure.

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

Effective August 11, 2008, the cumulative dividends declared since the most recent conversion rate adjustment resulted in a 1.0404% change in the conversion rate per $1 of the Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”), from the previous conversion rate of 116.6063 to an adjusted conversion rate of 117.8195.  As a result of the conversion rate adjustment, the previous conversion price of approximately $8.58 was adjusted to a conversion price of approximately $8.49.  On August 29, 2008, we notified the holders of the 2023 Convertible Notes that we would redeem all outstanding notes on October 1, 2008.  During the twelve weeks ended November 3, 2008, we redeemed and converted the remaining $15,167 of our 2023 Convertible Notes into 1,786,963 shares of our common stock. We also paid $303 for accrued interest and partial shares.  The $15,167 of 2023 Convertible Notes has been included in current portion of bank indebtedness and other long-term debt in our accompanying Condensed Consolidated Balance Sheet as of January 31, 2008.

Interest expense consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2008	November 5, 2007	November 3, 2008	November 5, 2007
Facility	$2,864	$4,147	$10,216	$9,799
Interest rate swaps	4,911	1,839	658	1,839
Capital lease obligations	1,039	1,171	3,418	3,903
2023 Convertible Notes	81	140	404	466
Amortization of loan fees	244	187	847	679
Letter of credit fees and other	224	202	787	756
	$9,363	$7,686	$16,330	$17,442

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

Level 1 -	Quoted prices in active markets for identical assets or liabilities;

Level 2 -
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of November 3, 2008:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$10,348	$—	$10,348	$—

The interest rate swap agreements are recorded at fair value based upon valuation models as reported by our counterparties. These valuation models are based upon relevant factors such as the contractual terms of our interest rate swap agreements and interest rate curves.

Note 6 — Commitments and Contingent Liabilities

Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised and licensed restaurants and other revenue, and the payments on the leases as rental expense in franchised and licensed restaurants and other expense, in our accompanying Condensed Consolidated Statements of Income. As of November 3, 2008, the present value of the lease obligations under the remaining master leases’ primary terms is $118,980. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $1,075, of which $85 is reserved for in our estimated liability for closed restaurants in our accompanying Condensed Consolidated Balance Sheet as of November 3, 2008. In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of November 3, 2008, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $26,169 and $3,266, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Pursuant to our Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 4). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of November 3, 2008, we had outstanding letters of credit of $35,893, expiring at various dates through February 2010.

As of November 3, 2008, we had unconditional purchase obligations in the amount of $70,459, which consist primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, an amount ranging from a pro-rata portion of the current year bonus to three times the bonus in effect for the year in which the termination occurs. Additionally, all options awarded to the affected executives which have not vested as of the date of termination would vest immediately. For certain of the key executives, all unvested restricted stock awards as of the date of termination would vest immediately and restricted stock awards which have not yet been awarded would be awarded and would vest immediately. If all of these Agreements had been triggered as of November 3, 2008, we would have been required to make cash payments of approximately $16,416.

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

As of November 3, 2008, we had recorded an accrued liability for contingencies related to litigation in the amount of $208, which relates to certain employment, real estate and other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of November 3, 2008, we estimated the contingent liability of those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $1,030 to $3,045.

Note 7 — Stockholders’ Equity

Repurchase of Common Stock

Pursuant to a program (“Stock Repurchase Plan”) authorized by our Board of Directors, we are allowed to repurchase up to an aggregate of $400,000 of our common stock.  The following table summarizes the repurchase of common stock for the twelve and forty weeks ended November 3, 2008:

	Twelve Weeks	Forty Weeks
Common shares repurchased	339,038	449,600
Average price per share	$7.89	$8.96
Total cost, including trading commissions	$2,675	$4,027
Common shares retired	339,038	477,400

As of November 3, 2008, there were no shares of common stock that had been repurchased, but not yet retired.  As of January 31, 2008, we had 27,800 shares of common stock that had been repurchased, but not yet retired, and are shown as common stock held in treasury in our accompanying Condensed Consolidated Balance Sheet. These shares were retired subsequent to January 31, 2008.

Based on the Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (21,727,856 shares at an average price of $16.63 per share, for a total cost, including trading commissions, of $361,280), we are permitted to make additional repurchases of our common stock up to $38,720 under the Stock Repurchase Plan as of November 3, 2008.

Dividends

During the forty weeks ended November 3, 2008, we declared cash dividends of $0.18 per share of common stock, for a total of $9,580. Dividends payable of $3,279 and $3,148 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of November 3, 2008 and January 31, 2008, respectively. The dividends declared during the twelve weeks ended November 3, 2008 were subsequently paid on November 24, 2008.

 Subsequent to November 3, 2008, we declared cash dividends of $0.06 per share of common stock, payable to the stockholders of record as of January 26, 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 8 — Share-Based Compensation

We have various share-based compensation plans that provide restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. The total number of shares available under all of our stock incentive plans was 3,380,707 as of November 3, 2008.

Total share-based compensation expense and associated tax benefits recognized under SFAS 123R were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2008	November 5, 2007	November 3, 2008	November 5, 2007
Share-based compensation expense related to performance-vested restricted stock awards	$993	$1,283	$3,271	$2,188
All other share-based compensation expense	1,665	1,567	6,253	5,567
Total share-based compensation expense	$2,658	$2,850	$9,524	$7,755
Associated tax benefits	$760	$654	$2,794	$1,969

Note 9 — Facility Action Charges, Net

The components of facility action charges, net are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2008	November 5, 2007	November 3, 2008	November 5, 2007
Estimated liability for new restaurant closures	$10	$51	$601	$221
Adjustments to estimated liability for closed restaurants	370	61	73	645
Impairment of assets to be disposed of	35	105	1,150	485
Impairment of assets to be held and used	96	—	876	496
Loss (gain) on sales of restaurants and surplus properties, net	627	(46)	(393)	(3,779)
Amortization of discount related to estimated liability for closed restaurants	104	116	359	419
	$1,242	$287	$2,666	$(1,513)

Note 10 — Income Taxes

Income tax expense consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2008	November 5, 2007	November 3, 2008	November 5, 2007
Federal and state income taxes	$3,384	$5,145	$20,642	$23,011
Foreign income taxes	389	243	1,240	840
Income tax expense	$3,773	$5,388	$21,882	$23,851
Effective income tax rate	41.2%	41.9%	38.9%	40.6%

Our effective income tax rates for the twelve and forty weeks ended November 3, 2008 and November 5, 2007 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. During the forty weeks ended November 3, 2008, our income tax expense was reduced by $1,273 as a result of the impact of recent tax regulations. We had $3,784 and $4,554 of tax benefits as of November 3, 2008 and January 31, 2008, respectively, that, if recognized, would affect our effective income tax rate. As of November 3, 2008 and January 31, 2008, we also had $13,860 and $14,824, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes, income taxes payable and valuation allowance.

As of November 3, 2008, we maintained a valuation allowance of $28,105 for state capital loss carryforwards, certain state net operating loss and income tax credit carryforwards and other temporary differences related to various states in which one or more of our entities file separate income tax returns. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 11 — Income Per Share

The table below presents the computation of basic and diluted earnings per share for the twelve and forty weeks ended November 3, 2008 and November 5, 2007:

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2008	November 5, 2007	November 3, 2008	November 5, 2007
	(In thousands except per share amounts)
Numerator:
Income from continuing operations	$5,388	$7,484	$34,348	$34,834
Loss from discontinued operations	—	(1,282)	—	(3,856)
Net income for computation of basic earnings per share	$5,388	$6,202	$34,348	$30,978

Adjustment for interest and amortization costs for 2023 Convertible Notes, net of related tax effect	56	102	292	341
Income from continuing operations for computation of diluted earnings per share	$5,444	$7,586	$34,640	$35,175
Net income for computation of diluted earnings per share	$5,444	$6,304	$34,640	$31,319

Denominator:
Weighted-average shares for computation of basic earnings per share	52,574	55,908	51,898	61,312
Dilutive effect of stock options and restricted stock	680	1,309	838	1,491
Dilutive effect of 2023 Convertible Notes	1,004	1,747	1,545	1,747
Weighted-average shares for computation of diluted earnings per share	54,258	58,964	54,281	64,550

Basic earnings per share:
Basic income per share from continuing operations	$0.10	$0.13	$0.66	$0.57
Basic loss per share from discontinued operations	—	(0.02)	—	(0.06)
Basic net income per share	$0.10	$0.11	$0.66	$0.51

Diluted earnings per share:
Diluted income per share from continuing operations	$0.10	$0.13	$0.64	$0.54
Diluted loss per share from discontinued operations	—	(0.02)	—	(0.06)
Diluted net income per share	$0.10	$0.11	$0.64	$0.48

The following table presents the number of potentially dilutive shares excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the twelve and forty weeks ended November 3, 2008 and November 5, 2007:

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2008	November 5, 2007	November 3, 2008	November 5, 2007
Stock options and restricted stock	3,630	1,344	3,249	1,155

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Carl’s Jr.	Hardee’s	Other	Total
Twelve Weeks Ended November 3, 2008
Revenue	$199,314	$137,066	$215	$336,595
Operating income	12,871	4,801	83	17,755
Income (loss) before income taxes and discontinued operations	12,769	3,773	(7,381)	9,161

	Carl’s Jr.	Hardee’s	Other	Total
Twelve Weeks Ended November 5, 2007
Revenue	$192,609	$158,004	$1,009	$351,622
Operating income	14,570	4,599	310	19,479
Income (loss) before income taxes and discontinued operations	14,326	2,917	(4,371)	12,872

	Carl’s Jr.	Hardee’s	Other	Total
Forty Weeks Ended November 3, 2008
Revenue	$686,380	$468,195	$681	$1,155,256
Operating income	53,594	16,394	282	70,270
Income (loss) before income taxes and discontinued operations	52,912	12,692	(9,374)	56,230

	Carl’s Jr.	Hardee’s	Other	Total
Forty Weeks Ended November 5, 2007
Revenue	$647,983	$545,295	$3,237	$1,196,515
Operating income	51,058	21,468	310	72,836
Income (loss) before income taxes and discontinued operations	50,293	15,736	(7,344)	58,685

Note 13 — Discontinued Operations

We sold our La Salsa Fresh Mexican Grill restaurants and the related franchise operations to LAS Acquisition, LLC (“Buyer”) on July 16, 2007. Under the agreement, Santa Barbara Restaurant Group, Inc., a wholly-owned subsidiary of the Company, sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. for adjusted consideration of $15,889. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa. During the forty weeks ended November 3, 2008, we received payments totaling $2,600 from Buyer, and the remaining $4,026 note is included in accounts receivable, net, in our accompanying Condensed Consolidated Balance Sheet as of November 3, 2008.

The results from discontinued operations for the twelve and forty weeks ended November 5, 2007 were as follows:

	Twelve Weeks Ended	Forty Weeks Ended
Revenue	$--	$20,907
Operating loss	--	(724)
Interest expense	--	(22)
Other income, net	--	92
Income tax benefit	--	173
	--	(481)

Loss on disposal of La Salsa	(1,782)	(1,361)
Income tax expense related to disposal of La Salsa	500	(2,014)
Net loss on disposal of La Salsa	(1,282)	(3,375)
Loss from discontinued operations	$(1,282)	$(3,856)

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 14 — Purchase and Sale of Assets

Hardee’s Refranchising Program

During fiscal 2008, we launched a refranchising program for our Hardee’s concept. During the twelve weeks ended November 3, 2008, we sold 23 company-operated Hardee’s restaurants and related real property with a net book value of $2,560 to one franchisee. In connection with this transaction, we received aggregate consideration of $4,075, including $605 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net loss of $1,070 which is included in facility action charges, net, in our Hardee’s segment.  During the forty weeks ended November 3, 2008, we sold 88 company-operated Hardee’s restaurants and related real property with a net book value of $12,682 to three franchisees. In connection with these transactions, we received aggregate consideration of $16,428, including $2,290 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net loss of $1,682, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statement of Income for the forty weeks ended November 3, 2008, in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

Related Party Transaction

During the forty weeks ended November 3, 2008, we sold three company-operated Carl’s Jr. restaurants and related real property with a net book value of $1,068 to a former executive and new franchisee. In connection with this transaction, we received aggregate consideration of $2,173, including $100 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $983, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statements of Income for the forty weeks ended November 3, 2008, in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

Note 15 — Termination of a Franchise Agreement

    During the forty weeks ended November 3, 2008, we terminated our franchise agreement and subleases with a Hardee’s franchisee as a result of its inability to remedy, on a timely basis, certain defaults under the terms of the agreements. As a result, we assumed full operational control of their 32 open restaurants, six of which were closed during the twelve weeks ended November 3, 2008. 12 of the affected restaurants are located on leased premises that we sublet to the franchisee. The remaining 14 are leased by the former franchisee from third parties and, although we are operating the restaurants, we have not assumed any of the lease rights or obligations for those properties. If we are unable to negotiate acceptable lease terms for any of the leased locations, we may decide to close the restaurants.

Note 16 — Supplemental Cash Flow Information

	Forty Weeks Ended
	November 3, 2008	November 5, 2007
Cash paid for:
Interest, net of amounts capitalized	$17,476	$16,690
Income taxes, net of refunds received	$1,863	$6,837

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	$264	$266
Dividends declared, not paid	$3,279	$3,304
Capital lease obligation incurred to acquire assets	$761	$—

        During the forty weeks ended November 3, 2008, we redeemed and converted the remaining $15,167 of our 2023 Convertible Notes into 1,786,963 shares of our common stock (see Note 4).

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

Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding our products, the effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions or prevailing interest rates, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in our suppliers’ ability to provide quality and timely products to us, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of our franchisees, franchisees’ willingness to participate in our strategies, the availability of financing for us and our franchisees, unfavorable outcomes in litigation, changes in accounting policies and practices, effectiveness of internal controls over financial reporting, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designated for development, and other factors as discussed in our filings with the Securities and Exchange Commission ("SEC").

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Impairment of Goodwill

During the first quarter of fiscal 2009, we evaluated the Carl’s Jr. brand, the only one of our reporting units for which goodwill is recorded. As a result of our annual impairment test, we concluded that the fair value of the net assets of Carl’s Jr. exceeded the carrying value, and thus no impairment charge was required. As of November 3, 2008, we had $22,649 in goodwill recorded in our accompanying Condensed Consolidated Balance Sheet.

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

Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of November 3, 2008, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $35,617.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2009 Comparisons with Fiscal 2008

The factors discussed below impact comparability of operating performance for the twelve and forty weeks ended November 3, 2008 and November 5, 2007, or could impact comparisons for the remainder of fiscal 2009.

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

Operating Review

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our accompanying Condensed Consolidated Statements of Income:

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2008	November 5, 2007	November 3, 2008	November 5, 2007
Revenue:
Company-operated restaurants	75.9%	77.7%	76.2%	78.7%
Franchised and licensed restaurants and other	24.1	22.3	23.8	21.3
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Restaurant operating costs (1):
Food and packaging	30.0	30.1	29.8	29.7
Payroll and other employee benefits	27.9	28.6	28.4	29.1
Occupancy and other	24.2	22.9	22.7	22.1
Total restaurant operating costs	82.1	81.6	80.9	80.9
Franchised and licensed restaurants and other (2)	75.8	77.1	76.6	77.6
Advertising (1)	5.9	5.8	5.9	5.9
General and administrative	9.3	9.3	9.4	9.2
Facility action charges, net	0.4	0.1	0.2	(0.1)
Operating income	5.3	5.5	6.1	6.1
Interest expense	(2.8)	(2.2)	(1.4)	(1.5)
Other income, net	0.2	0.3	0.2	0.3
Income before income taxes and discontinued operations	2.7	3.7	4.9	4.9
Income tax expense	1.1	1.5	1.9	2.0
Income from continuing operations	1.6%	2.1%	3.0%	2.9%

____________
(1)	As a percent of company-operated restaurants revenue.

(2)	As a percent of franchised and licensed restaurants and other revenue.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

The following table is presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2008	November 5, 2007	November 3, 2008	November 5, 2007

Company-operated restaurants revenue	$255,545	$273,319	$880,858	$941,639
Restaurant operating costs:
Food and packaging	76,785	82,298	262,214	279,761
Payroll and other employee benefits	71,237	78,261	250,349	273,901
Occupancy and other	61,841	62,459	199,687	207,706
Total restaurant operating costs	209,863	223,018	712,250	761,368
Franchised and licensed restaurants and other revenue:
Royalties	19,592	17,311	64,757	57,958
Distribution centers	51,858	50,995	178,693	167,535
Rent	8,257	6,998	26,105	22,969
Retail sales of variable interest entity	—	807	—	2,593
Franchise fees	1,343	2,192	4,843	3,821
Total franchised and licensed restaurants and other revenue	81,050	78,303	274,398	254,876
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	3,236	2,833	11,145	9,185
Distribution centers	51,955	51,023	178,518	167,505
Rent and other occupancy	6,283	5,753	20,468	18,491
Operating costs of variable interest entity	—	764	—	2,504
Total franchised and licensed restaurants and other expenses	61,474	60,373	210,131	197,685
Advertising	15,105	15,829	51,902	55,861
General and administrative	31,156	32,636	108,037	110,278
Facility action charges, net	1,242	287	2,666	(1,513)
Operating income	$17,755	$19,479	$70,270	$72,836

The following table shows the change in our restaurant portfolio for the twelve and forty weeks ended November 3, 2008:

	Twelve Weeks Ended			Forty Weeks Ended
	Company- operated	Franchised and Licensed	Total	Company- operated	Franchised and Licensed	Total
Open at beginning of period	928	2,172	3,100	967	2,116	3,083
New	8	24	32	16	70	86
Closed	(10)	(12)	(22)	(21)	(38)	(59)
Divested	(23)	—	(23)	(91)	(32)	(123)
Acquired	—	23	23	32	91	123
Open at November 3, 2008	903	2,207	3,110	903	2,207	3,110

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Carl’s Jr.

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2008	November 5, 2007	November 3, 2008	November 5, 2007
Company-operated restaurants revenue	$140,307	$135,849	$482,669	$455,971
Restaurant operating costs:
Food and packaging	41,319	39,642	141,753	132,820
Payroll and other employee benefits	36,842	35,484	128,343	122,880
Occupancy and other	34,024	31,976	110,130	102,319
Total restaurant operating costs	112,185	107,102	380,226	358,019
Franchised and licensed restaurants and other revenue:
Royalties	7,623	7,221	26,003	24,413
Distribution centers	45,984	44,079	159,876	149,330
Rent	4,957	5,067	16,315	17,074
Franchise fees	443	393	1,517	1,195
Total franchised and licensed restaurants and other revenue	59,007	56,760	203,711	192,012
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,677	1,316	5,553	4,522
Distribution centers	45,966	44,059	159,297	149,148
Rent and other occupancy	4,326	4,287	14,191	14,469
Total franchised and licensed restaurants and other expenses	51,969	49,662	179,041	168,139
Advertising	8,436	8,143	28,557	26,949
General and administrative	13,524	12,898	45,802	42,868
Facility action charges, net	329	234	(840)	950
Operating income	$12,871	$14,570	$53,594	$51,058
Company-operated average unit volume (trailing-13 periods)	$1,529	$1,486
Franchise-operated average unit volume (trailing-13 periods)	$1,192	$1,201
Company-operated same-store sales increase	0.5%	0.7%	2.9%	0.8%
Franchise-operated same-store sales decrease	(2.2)%	(1.3)%	(1.0)%	(0.1)%
Company-operated same-store transaction decrease	(4.3)%	(1.2)%	(0.6)%	(3.1)%
Average check (actual $)	$7.07	$6.62	$7.02	$6.73
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.4%	29.2%	29.4%	29.1%
Payroll and other employee benefits	26.3%	26.1%	26.6%	26.9%
Occupancy and other	24.2%	23.5%	22.8%	22.4%
Total restaurant operating costs	80.0%	78.8%	78.8%	78.5%
Advertising as a percentage of company-operated restaurants revenue	6.0%	6.0%	5.9%	5.9%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

The following table shows the change in our restaurant portfolio for the twelve and forty weeks ended November 3, 2008:

	Twelve Weeks Ended			Forty Weeks Ended
	Company- operated	Franchised and licensed	Total	Company- operated	Franchised and licensed	Total
Open at beginning of period	408	762	1,170	406	735	1,141
New	6	15	21	11	40	51
Closed	(2)	(4)	(6)	(2)	(5)	(7)
Divested	—	—	—	(3)	—	(3)
Acquired	—	—	—	—	3	3
Open at November 3, 2008	412	773	1,185	412	773	1,185

Company-Operated Restaurants

Revenue from company-operated Carl’s Jr. restaurants increased $4,458, or 3.3%, to $140,307 during the twelve weeks ended November 3, 2008, as compared to the twelve weeks ended November 5, 2007. This increase was primarily due to a $43 increase in average unit volume, which reached $1,529, an increase in same-store sales of 0.5%, and the opening of 18 new company-operated restaurants since the end of the third quarter of fiscal 2008, partially offset by three restaurants divested to a franchisee and four closed company-operated restaurants.

Revenue from company-operated Carl’s Jr. restaurants increased $26,698, or 5.9%, to $482,669 during the forty weeks ended November 3, 2008, as compared to the forty weeks ended November 5, 2007. This increase is mainly due to the $43 increase in average unit volume, a 2.9% increase in same-store sales, and the net impact of the changes in our company-operated restaurant portfolio discussed above. We believe our average unit volume and same-store sales increases are primarily due to increased sales resulting from recent restaurant remodeling and our continued focus on offering premium products that compete based on quality, innovation and taste.

The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

	Twelve Weeks	Forty Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended November 5, 2007	78.8%	78.5%
Increase in utilities expense	0.5	0.4
Increase in depreciation and amortization expense	0.4	0.4
Increase (decrease) in workers’ compensation expense	0.2	(0.4)
Increase in rent expense	0.3	—
Increase in food and packaging costs	0.2	0.3
Decrease in supplies and uniforms expense	(0.2)	—
Decrease in repairs and maintenance	—	(0.2)
Other, net	(0.2)	(0.2)
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended November 3, 2008	80.0%	78.8%

Utilities expense increased as a percent of company-operated restaurants revenue during the twelve and forty weeks ended November 3, 2008, from the comparable prior year periods, mainly due to rate increases for natural gas and electricity.

Depreciation and amortization expense as a percent of company-operated restaurants revenue increased during the twelve and forty weeks ended November 3, 2008, from the comparable prior year periods, mainly due to increased restaurant remodel activity.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Workers’ compensation expense decreased as a percent of company-operated restaurants revenue during the forty weeks ended November 3, 2008, from the comparable prior year period due primarily to the impact of an increase of $2,487 in our self-insured workers’ compensation liability in the prior year period related to a single claim from 1982.

        Rent expense increased as a percent of company-operated restaurants revenue during the twelve weeks ended November 3, 2008, as compared to the prior year period, due mainly to rental rate increases resulting from Consumer Price Index adjustments.

Food and packaging costs as a percent of company-operated restaurants revenue increased during the forty weeks ended November 3, 2008, as compared to the prior year period, due primarily to higher commodity costs for beef, pork, cheese, potato and oil products. In addition, during the forty weeks ended November 5, 2007, we recognized vendor credits related to previously purchased inventories that did not recur in the current year period.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue increased $2,247, or 4.0%, to $59,007 during the twelve weeks ended November 3, 2008, as compared to the twelve weeks ended November 5, 2007. Distribution center sales of food, paper and supplies to franchisees increased by $1,905, or 4.3%, primarily due to the increase in the franchise store base over the comparable prior year period and an increase in the cost of food, paper and supplies, upon which the sales price of those items is based. Franchise royalties grew $402, or 5.6%, during the twelve weeks ended November 3, 2008, as compared to the twelve weeks ended November 5, 2007, due to the net increase of 53 domestic and international franchised and licensed restaurants during the trailing-13 periods ended November 3, 2008.

Total franchised and licensed restaurants and other revenue increased $11,699, or 6.1%, to $203,711 during the forty weeks ended November 3, 2008, as compared to the forty weeks ended November 5, 2007. Distribution center sales of food, paper and supplies to franchisees increased by $10,546, or 7.1%, primarily due to the increase in the franchise store base over the comparable prior year period and an increase in the cost of food, paper and supplies, upon which the sales price of those items is based. Franchise royalties grew $1,590, or 6.5%, during the forty weeks ended November 3, 2008, as compared to the forty weeks ended November 5, 2007, due to the increase in domestic and international franchised and licensed restaurants discussed above. Rental revenue decreased by $759, or 4.4%, due to lease terminations and expirations and a same-store sales decrease on franchise restaurants that pay rent calculated as a percent of revenue.

Franchised and licensed restaurants and other expenses increased $2,307, or 4.6%, to $51,969 during the twelve weeks ended November 3, 2008, as compared to the prior year period. This increase is mainly due to an increase in sales to franchisees and the relatively proportional increase in the cost of food, paper and supplies sold, as well as an increase in distribution costs related to higher fuel, labor and other costs.

Franchised and licensed restaurants and other expenses increased $10,902 or 6.5%, to $179,041 during the forty weeks ended November 3, 2008, as compared to the prior year period. This increase is mainly due to an increase in sales to franchisees and the relatively proportional increase in the cost of food, paper and supplies sold.

As of November 3, 2008, approximately 84.2% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Hardee’s

	Twelve Weeks Ended		Forty Weeks Ended
	November 3, 2008	November 5, 2007	November 3, 2008	November 5, 2007
Company-operated restaurants revenue	$115,171	$137,395	$397,967	$485,419
Restaurant operating costs:
Food and packaging	35,438	42,638	120,383	146,866
Payroll and other employee benefits	34,365	42,746	121,904	150,919
Occupancy and other	27,796	30,459	89,486	105,299
Total restaurant operating costs	97,599	115,843	331,773	403,084
Franchised and licensed restaurants and other revenue:
Royalties	11,821	9,960	38,305	33,142
Distribution centers	5,874	6,919	18,817	18,213
Rent	3,303	1,931	9,793	5,895
Franchise fees	897	1,799	3,313	2,626
Total franchised and licensed restaurants and other revenue	21,895	20,609	70,228	59,876
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,559	1,517	5,591	4,663
Distribution centers	5,989	6,964	19,221	18,357
Rent and other occupancy	1,957	1,466	6,277	4,022
Total franchised and licensed restaurants and other expenses	9,505	9,947	31,089	27,042
Advertising	6,656	7,686	23,331	28,909
General and administrative	17,591	19,694	62,101	67,255
Facility action charges, net	914	235	3,507	(2,463)
Operating income	$4,801	$4,599	$16,394	$21,468
Company-operated average unit volume (trailing-13 periods)	$982	$945
Franchise-operated average unit volume (trailing-13 periods)	$971	$969
Company-operated same-store sales increase	1.3%	2.7%	1.1%	2.4%
Franchise-operated same-store sales increase	2.5%	0.4%	0.8%	0.5%
Company-operated same-store transaction (decrease) increase	(3.5)%	1.8%	(3.2)%	1.9%
Average check (actual $)	$5.09	$4.87	$5.14	$4.93
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	30.8%	31.0%	30.2%	30.3%
Payroll and other employee benefits	29.8%	31.1%	30.6%	31.1%
Occupancy and other	24.1%	22.2%	22.5%	21.7%
Total restaurant operating costs	84.7%	84.3%	83.4%	83.0%
Advertising as a percentage of company-operated restaurants revenue	5.8%	5.6%	5.9%	6.0%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

The following table shows the change in our restaurant portfolio for the twelve and forty weeks ended November 3, 2008:

	Twelve Weeks Ended			Forty Weeks Ended
	Company- operated	Franchised and licensed	Total	Company- operated	Franchised and licensed	Total
Open at beginning of period	519	1,398	1,917	560	1,366	1,926
New	2	9	11	5	30	35
Closed	(8)	(8)	(16)	(19)	(30)	(49)
Divested	(23)	—	(23)	(88)	(32)	(120)
Acquired	—	23	23	32	88	120
Open at November 3, 2008	490	1,422	1,912	490	1,422	1,912

Company-Operated Restaurants

Revenue from company-operated Hardee’s restaurants decreased $22,224, or 16.2%, to $115,171 during the twelve weeks ended November 3, 2008, as compared to the comparable prior year period. This decrease is mostly due to the net decrease of 94 company-operated restaurants since the end of the third quarter of fiscal 2008, which resulted from the divestiture of 118 company-operated restaurants to franchisees and the closure of 20 company-operated restaurants. This decrease was partially offset by a same-store sales increase of 1.3%, an increase in average unit volume and the additional revenues from seven new company-operated restaurants that opened during the same period and 37 restaurants that we acquired from two franchisees.

During the forty weeks ended November 3, 2008, revenue from company-operated restaurants decreased $87,452, or 18.0%, to $397,967 as compared to the forty weeks ended November 5, 2007. This decrease is primarily due to the net impact of the changes in our restaurant portfolio discussed above, partially offset by a same-store sales increase of 1.1%.

The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:
	Twelve Weeks	Forty Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended November 5, 2007	84.3%	83.0%
Decrease in labor costs, excluding workers’ compensation	(1.2)	(0.3)
Increase in depreciation and amortization expense	0.9	0.6
Increase in utilities expense	0.6	0.3
Increase in asset disposal expense	0.6	0.3
Decrease in repairs and maintenance	(0.2)	(0.4)
Increase in rent expense	0.3	0.1
Decrease in food and packaging costs	(0.2)	(0.1)
Other, net	(0.4)	(0.1)
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended November 3, 2008	84.7%	83.4%

Labor costs, excluding workers’ compensation expense, decreased as a percent of company-operated restaurants revenue during the twelve and forty weeks ended November 3, 2008, as compared to the prior year periods, due primarily to sales leverage and more efficient use of labor, partially offset by an increase in restaurant manager bonuses due to the performance of the restaurants against certain performance criteria.

Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the twelve and forty weeks ended November 3, 2008, from the comparable prior year periods, mainly due to increased restaurant remodel activity, asset additions from new restaurant openings and the impact of refranchising company-operated restaurants that had a higher proportion of fully depreciated assets.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Utilities expense increased as a percent of company-operated restaurants revenue during the twelve and forty weeks ended November 3, 2008, from the comparable prior year periods, mainly due to natural gas and electricity rate increases.

Asset disposal expense increased as a percent of company-operated restaurants revenue during the twelve and forty weeks ended November 3, 2008, from the comparable prior year periods, mainly due to $413 of asset disposals related to two restaurant rebuilds during the current year periods and asset disposals resulting from our ongoing remodel program.

Repairs and maintenance expense decreased as a percent of company-operated restaurants revenue during the forty weeks ended November 3, 2008, as compared to the prior year period. During the forty weeks ended November 5, 2007, repairs and maintenance costs were unusually high due to the restaurants acquired in connection with the termination of a franchise agreement.

Rent expense increased as a percent of company-operated restaurants revenue during the twelve weeks ended November 3, 2008, from the comparable prior year period, due to the termination of a franchise agreement and our assumption of full operational control of those restaurants under operating leases. Some of these leases have unreasonable rent and if we are unable to negotiate acceptable lease terms for them, we may decide to close the restaurants.  There was no similar activity in the prior year period.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue increased $1,286, or 6.2%, to $21,895 during the twelve weeks ended November 3, 2008, as compared to the prior year period. This increase is mainly due to an increase in royalty revenues of $1,861, or 18.7%, which is primarily due to the increase in the number of franchised restaurants resulting from our refranchising program. In addition, there was a $1,372 increase in sublease rental revenue, primarily due to rent related to restaurants that were divested in our refranchising efforts and an increase of $656 in collections of previously unrecognized rent from financially troubled franchisees. These increases were partially offset by a decrease in distribution center revenues of $1,045, or 15.1%, due to decreased new store construction and remodel activity, and a decrease in franchise fees of $902, or 50.1%, related mainly to a reduction in restaurant divestitures as compared to the prior year period.

Total franchised and licensed restaurants and other revenue increased $10,352, or 17.3%, to $70,228 during the forty weeks ended November 3, 2008, as compared to the prior year period. This increase is mainly due to an increase in royalty revenues of $5,163, or 15.6%, which is primarily due to the increase in the number of franchised restaurants resulting from our refranchising program.  In addition, there was a $3,898 increase in sublease rental revenue, primarily due to rent related to restaurants that were divested in our refranchising efforts and an increase of $1,310 in collections of previously unrecognized rent from financially troubled franchisees over the prior year period. We also experienced an increase in distribution center revenues of $604, due to increased new store construction and remodel activity earlier in the year, and an increase of $687 in franchise fees primarily resulting from our refranchising efforts.

Franchised and licensed restaurants and other expenses decreased $442, or 4.4%, to $9,505, during the twelve weeks ended November 3, 2008, as compared to the prior year period. This decrease in costs is mainly due to a $975 decrease in distribution center costs (due to the related decrease in equipment sales) and an increase of $491 in rent expense related to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising program.

Franchised and licensed restaurants and other expenses increased $4,047, or 15.0%, to $31,089, during the forty weeks ended November 3, 2008, as compared to the prior year period. This increase in costs is mainly due to a $864 increase in distribution center costs (due to the related increase in equipment sales) and a $2,255 increase in rent expense related to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising program. We also had increased administrative costs of $928 as compared to the prior year period. This increase is mainly due to increased salaries and benefits expense due to the addition of new positions to support our refranchising efforts and various other expenses.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Consolidated Expenses

General and Administrative Expense

General and administrative expenses decreased $1,480, or 4.5%, to $31,156, but remained a consistent 9.3% of total revenue, for the twelve weeks ended November 3, 2008, as compared to the twelve weeks ended November 5, 2007. This decrease was mainly due to a $715 decrease in training costs, primarily for operations, an $856 decrease in regional administrative costs, due to headcount reductions and other cost decreases resulting primarily from our refranchising program, and a $427 decrease in software depreciation. These decreases were partially offset by increased management bonuses of $663 based on our performance relative to executive management and operations bonus criteria.

General and administrative expenses decreased $2,241, or 2.0%, to $108,037, but increased 0.2% to 9.4% of total revenue, for the forty weeks ended November 3, 2008, as compared to the forty weeks ended November 5, 2007. This decrease was mainly due to a $2,937 decrease in training costs, primarily for operations, a $2,644 decrease in regional administrative costs, due to headcount reductions and other cost decreases resulting from our refranchising program, a $1,170 decrease in software depreciation, and a $438 decrease in aviation costs.  These decreases were partially offset by a $1,827 increase in share-based compensation expense, as a result of the issuance of additional stock options and restricted stock awards in fiscal 2008 that continue to vest in fiscal 2009 and increased management bonuses of $2,852 based on our performance relative to executive management and operations bonus criteria.

We currently expect to record approximately $2,800 of share-based compensation expense in the fourth quarter of fiscal 2009, which would be relatively consistent with the comparable prior year period. The actual charge will be dependent upon various factors, including our actual performance against the specified performance goals for fiscal 2009.

Interest Expense

During the twelve weeks ended November 3, 2008, interest expense increased $1,677, or 21.8%, to $9,363, as compared to the twelve weeks ended November 5, 2007. This increase is primarily due to an increase of $3,072 in the expense during the current period to adjust the carrying value of our interest rate swap agreements to fair value. This was partially offset by a $1,283 reduction in interest expense on our Facility, due to decreased average outstanding borrowings and lower interest rates during the current year period as compared to the prior year period.

During the forty weeks ended November 3, 2008, interest expense decreased $1,112, or 6.4%, to $16,330, as compared to the comparable prior year period. This decrease is primarily due to a decrease of $1,181 in the expense recognized during the current period to adjust the carrying value of our interest rate swap agreements to fair value. In addition, there was a decrease of $485 of interest expense due to the continued reduction of our capital lease obligations. These decreases were partially offset by a $417 increase in the interest on our Facility due to increased average outstanding borrowings earlier in the year which were primarily used for the prior year repurchases of our common stock and our capital expenditures for new restaurants and remodels. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.

Income Tax Expense

Our income tax expense during the forty weeks ended November 3, 2008 was reduced by $1,273 due to the impact of recent tax regulations. We expect our effective income tax rate for the remainder of fiscal 2009 to be approximately 41%. See Note 10 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of income tax expense. See “Liquidity and Capital Resources” for a discussion of the expected impact of income taxes on our liquidity.

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

	Twelve Weeks Ended		Forty Weeks Ended		Trailing-13 Periods Ended
	November 3, 2008	November 5, 2007	November 3, 2008	November 5, 2007	November 3, 2008
Net income	$5,388	$6,202	$34,348	$30,978	$34,446
Interest expense	9,363	7,686	16,330	17,464	31,921
Income tax expense	3,773	4,888	21,882	25,692	22,802
Depreciation and amortization	14,835	14,769	48,141	49,679	62,564
Facility action charges, net	1,242	287	2,666	(2,218)	3,602
Share-based compensation expense	2,658	2,850	9,524	7,755	13,147
Adjusted EBITDA	$37,259	$36,682	$132,891	$129,350	$168,482

Liquidity and Capital Resources

Over the past several months, worldwide capital and credit markets have seen unprecedented volatility. We are closely monitoring the potential impact of these market conditions on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity or the availability of committed funds under our Facility. Based on information available to us, all of the financial institutions syndicated under our Facility are able to fulfill their commitments as of December 10, 2008.  However, there can be no assurance that one or more of them may not be able to fulfill their future funding obligations.

Notwithstanding the above, we expect that our cash on hand, coupled with future cash flows from operations and borrowings under our Facility will provide sufficient liquidity to allow us to service existing debt and to meet our operating and capital requirements for at least the next 12 months. We believe our most significant cash use during the next 12 months will be for capital expenditures. Based on our current capital spending projections, we expect capital expenditures to be between $120,000 and $130,000 for fiscal 2009 and between $100,000 to $110,000 for fiscal 2010. Under the terms of our Facility, we have no significant debt maturities coming due until April 1, 2012. See Note 4 of Notes to Condensed Consolidated Financial Statements for more information on our existing debt.

As a result of our income tax credit carryforwards and expected reversals of temporary differences, we expect that our fiscal 2009 obligation for federal, state and foreign income taxes will be approximately 17% of our income before income taxes in fiscal 2009. This rate results primarily from federal income taxes reduced by available alternative minimum tax and general business tax credits, as well as state and foreign income taxes. Our actual cash requirements for income taxes could vary significantly from our expectations for a number of reasons, including, but not limited to, unanticipated fluctuations in our deferred income tax assets and liabilities, unexpected gains from significant transactions, unexpected outcomes of income tax audits, and changes in tax law.

During fiscal 2008, we launched a refranchising program for our Hardee’s concept. During the twelve weeks ended November 3, 2008, we sold 23 company-operated Hardee’s restaurants and related real property with a net book value of $2,560 to one franchisee. In connection with this transaction, we received aggregate consideration of $4,075, including $605 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net loss of $1,070, which is included in facility action charges, net, in our Hardee’s segment.  During the forty weeks ended November 3, 2008, we sold 88 company-operated Hardee’s restaurants and related real property with a net book value of $12,682 to three franchisees. In connection with these transactions, we received aggregate consideration of $16,428, including $2,290 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net loss of $1,682, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statement of Income for the forty weeks ended November 3, 2008, in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

During the forty weeks ended November 3, 2008, we sold three company-operated Carl’s Jr. restaurants and related real property with a net book value of $1,068 to a former executive and new franchisee. In connection with this transaction, we received aggregate consideration of $2,173, including $100 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $983, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statements of Income for the forty weeks ended November 3, 2008, in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

During the forty weeks ended November 3, 2008, we terminated our franchise agreement and subleases with a Hardee’s franchisee as a result of its inability to remedy, on a timely basis, certain defaults under the terms of the agreements. As a result, we assumed full operational control of their 32 open restaurants, six of which were closed during the twelve weeks ended November 3, 2008. 12 of the affected restaurants are located on leased premises that we sublet to the franchisee. The remaining 14 are leased by the former franchisee from third parties and, although we are operating the restaurants, we have not assumed any of the lease rights or obligations for those properties. If we are unable to negotiate acceptable lease terms for any of the leased locations, we may decide to close the restaurants.

Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. During the twelve and forty weeks ended November 3, 2008, we made aggregate principal payments of $675 and $15,815, respectively, on the term loan. As of November 3, 2008, we had (i) borrowings outstanding under the term loan portion of our Facility of $252,410, (ii) borrowings outstanding under the revolving portion of our Facility of $65,000, (iii) outstanding letters of credit under the revolving portion of our Facility of $35,893, and (iv) availability under the revolving portion of our Facility of $99,107.

Our Facility permits us to make additional common stock repurchases and/or pay cash dividends of $58,434 as of November 3, 2008. In addition, the amount that we may spend to repurchase our common stock and/or pay dividends is increased each year by a portion of excess cash flow (as defined in our Facility) during the term of our Facility. Our Facility also permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. In addition, we may reinvest proceeds from the sale of assets and carry forward certain unused capital expenditure amounts to the following year. As of November 3, 2008, we expect to be permitted to make total capital expenditures of $171,379 in fiscal 2009.

The terms of our Facility include financial performance covenants, which include a maximum leverage ratio, and certain restrictive covenants. Among other things, these covenants restrict our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions. Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties. We were in compliance with these covenants and all other requirements of our Facility as of November 3, 2008.

We have fixed rate swap agreements (which were amended effective September 10, 2008) with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%.  These agreements will expire on March 12, 2012.  These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Condensed Consolidated Statements of Income.  During the twelve and forty weeks ended November 3, 2008, we paid $1,474 and $1,690, respectively, for net settlements under our fixed rate swap agreements.  As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future value.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Effective August 11, 2008, the cumulative dividends declared since the most recent conversion rate adjustment resulted in a 1.0404% change in the conversion rate per $1 of the 2023 Convertible Notes, from the previous conversion rate of 116.6063 to an adjusted conversion rate of 117.8195.  As a result of the conversion rate adjustment, the previous conversion price of approximately $8.58 was adjusted to a conversion price of approximately $8.49.  On August 29, 2008, we notified the holders of the 2023 Convertible Notes that we would redeem all outstanding notes on October 1, 2008.  During the twelve weeks ended November 3, 2008, we redeemed and converted the remaining $15,167 of our 2023 Convertible Notes into 1,786,963 shares of our common stock. We also paid $303 for accrued interest and partial shares.

The terms of our Facility are not dependent on any change in our credit rating. We believe the key Company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability and cash flows from operations, asset collateral bases and the level of our equity capital relative to our debt obligations. In addition, as noted above, our existing debt agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.

During the forty weeks ended November 3, 2008, we declared cash dividends of $0.18 per share of common stock, for a total of $9,580. Dividends payable of $3,279 and $3,148 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of November 3, 2008 and January 31, 2008, respectively. The dividends declared during the twelve weeks ended November 3, 2008 were subsequently paid on November 24, 2008.

Subsequent to November 3, 2008, we declared cash dividends of $0.06 per share of common stock, payable to the stockholders of record as of January 26, 2009.

During the forty weeks ended November 3, 2008, cash provided by operating activities was $108,374, an increase of $2,093, or 2.0%, over the prior year comparable period. This increase is primarily attributable to an increase in net income of $3,370 and increases in deferred income tax of $5,368,  facility action charges, net, of $4,884, share-based compensation expense of $1,899, and provision for losses on accounts and notes receivable of $708. These increases were partially offset by a decrease in loss on sale of property and equipment and capital leases of $1,792, a decrease in depreciation and amortization of $1,538, and a decrease in the change in fair value of interest rate swap agreements of $1,181, as well as changes in operating assets and liabilities, including accounts receivable, accounts payable and other liability accounts. Working capital account balances can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.

Cash used in investing activities during the forty weeks ended November 3, 2008 totaled $58,749, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment and collections on non-trade notes receivable.

Capital expenditures were as follows:
	Forty Weeks Ended
	November 3, 2008	November 5, 2007
Non-discretionary:
Remodels
Carl’s Jr.	$8,760	$22,882
Hardee’s	15,949	13,021
Capital Maintenance
Carl’s Jr.	8,896	8,423
Hardee’s	13,269	12,615
Corporate/other	3,942	5,726
Total non-discretionary	50,816	62,667

Discretionary:
New restaurants/rebuilds
Carl’s Jr.	15,246	14,634
Hardee’s	7,025	7,509
Dual-branding
Carl’s Jr.	969	1,077
Hardee’s	2,201	2,763
Real estate/franchise acquisitions	5,477	7,286
Corporate/other	924	2,233
Capital expenditures — discontinued operations	—	3,523
Total discretionary	31,842	39,025
Total	$82,658	$101,692

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Capital expenditures for the forty weeks ended November 3, 2008 decreased $19,034, or 18.7%, from the comparable prior year period mainly due to a $11,194 decrease in restaurant remodel activity, a $3,093 decrease in corporate and other asset additions and a $3,523 decrease in capital expenditures related to discontinued operations. Pursuant to our agreement to sell La Salsa, during fiscal 2008, Buyer reimbursed us for substantially all of the capital expenditures — discontinued operations.

Cash used in financing activities during the forty weeks ended November 3, 2008 was $48,194, which principally consisted of net repayments of $1,500 under the revolving portion of our Facility, payments of $15,815 under the term loan portion of our Facility, a change in cash overdraft of $13,911, repayments of $4,493 of capital lease obligations, repurchase of common stock of $4,296, and dividends of $9,449.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)

Interest Rate Risk

Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. Our Facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin. As of November 3, 2008, we had $317,410 of borrowings and $35,893 of letters of credit outstanding under our Facility.  We have entered into fixed rate swap agreements with a combined notional amount of $200,000. These agreements will expire on March 12, 2012. The effect of the agreements is to limit the interest rate exposure on a portion of our term loan debt under our Facility to a fixed rate of 6.12%.  The interest rate swap agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Condensed Consolidated Statements of Income. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future fair values.

A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $1,174. The estimated reduction is based upon the outstanding balance of the borrowings under our Facility that are not covered by our interest rate swaps and the weighted-average interest rate for the fiscal year and assumes no change in the volume, index or composition of debt as in effect on November 3, 2008.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 3, 2008, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control

There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 3, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 6 of Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(Dollars in thousands, except per share amounts)

Issuer Purchase of Equity Securities

The following table provides information as of November 3, 2008, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 12, 2008 — September 8, 2008	—	$—	—	$41,395
September 9, 2008 — October 6, 2008	—	—	—	41,395
October 7, 2008 — November 3, 2008 (1)	339,038	7.89	339,038	38,720
Total	339,038	$7.89	339,038	$38,720
____________
(1)
We received and cancelled a total of 18,967 shares of our outstanding common stock in payment of taxes owed on ordinary income recognized by 16 of our employees in connection with the vesting of restricted stock awards issued under our stock incentive plans, which is included in the total number of shares purchased.

Item 6. Exhibits

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

CKE RESTAURANTS, INC.
(Registrant)

Date: December 10, 2008	/s/ Reese Stewart
Reese Stewart
Senior Vice President
Chief Accounting Officer

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