Form 10-K
period 2009-01-26
CKE RESTAURANTS INC
filed 2009-03-25
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2009

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
None

Indicate by check mark whether the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 11, 2008 was $671,967,852.

The number of outstanding shares of the registrant’s common stock was 54,654,250 as of March 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of January 26, 2009, are incorporated by reference into Part III of this Report.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended January 26, 2009

PART I

Item 1. Business

CKE Restaurants, Inc.® (“CKE” or “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, Green Burrito® and Red Burritotm concepts. References to CKE Restaurants, Inc. throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us” and “our.”

Our fiscal year ends on the last Monday in January each year. In this Annual Report on Form 10-K, we refer to the fiscal years by reference to the calendar year in which they end, and we generally label all fiscal years presented as if the fiscal year ended January 31 (e.g., the fiscal year ended January 26, 2009, is referred to as fiscal 2009 or the fiscal year ended January 31, 2009). All dollar amounts, except per share amounts, presented in this Annual Report on Form 10-K are in thousands, unless otherwise noted.

Company Overview

As of January 31, 2009, we own, operate, franchise and/or license 3,116 quick-service restaurants, which are referred to in our industry as QSRs, primarily under the brand names Carl’s Jr.® and Hardee’s®. According to the June 30, 2008 issue of Nation’s Restaurant News, our Hardee’s and Carl’s Jr. chains are the eleventh and twelfth largest sandwich restaurant chains in the U.S., respectively, based on U.S. system-wide foodservice sales. Our system-wide restaurant portfolio as of January 31, 2009, consisted of:

	Carl’s Jr.	Hardee’s	Other	Total

Company-operated	416	482	1	899
Franchised and licensed	779	1,426	12	2,217
Total	1,195	1,908	13	3,116

Carl’s Jr.  The first Carl’s Jr. restaurant was opened in 1956. Our Carl’s Jr. restaurants are located predominantly in the Western United States. Carl’s Jr. restaurants offer superior quality food, a largely burger-based menu with other premium dining selections at reasonable prices and attentive customer service to create a very pleasant dining experience for our customers. As of January 31, 2009, 211 of our 416 company-operated Carl’s Jr. restaurants are dual-branded with Green Burrito®. These dual-branded Carl’s Jr. restaurants typically have both higher sales and profits. Carl’s Jr. is predominantly a lunch and dinner concept, with approximately 85% of Carl’s Jr. company-operated restaurants revenue coming from the lunch and dinner portion of its business in fiscal 2009.

Hardee’s.  The first Hardee’s restaurant was opened in 1960. Our Hardee’s restaurants are located predominantly in the Southeastern and Midwestern United States. Hardee’s lunch and dinner menu is anchored by its super-premium quality line of 1/3-, 1/2- and 2/3-lb. 100% Black Angus beef Thickburgerstm, which are complemented with best-in-class charbroiled and crispy chicken sandwiches. Historically, Hardee’s has been known as the best choice for breakfast in the QSR industry, with approximately 48% of company-operated restaurants revenue derived from that portion of its business in fiscal 2009. Hardee’s breakfast menu can attribute much of its success to the industry-first Made From Scratchtm biscuits and biscuit breakfast sandwiches. The brand’s emphasis on superior customer service coupled with its more balanced current menu now gives Hardee’s an ideal opportunity to build sales in all meal occasions.

Recent Developments

Refranchising Program. During fiscal 2009, we completed our Hardee’s refranchising program through the sale of 102 company-operated Hardee’s restaurants and related real property to new and existing franchisees. We divested a total of 238 Hardee’s restaurants during fiscal 2009 and 2008, exceeding our initial goal of 200 restaurants.

Redemption of Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”).  During fiscal 2009, the entire $15,167 principal amount of our outstanding 2023 Convertible Notes was converted into 1,786,963 shares of our common stock. Prior to the conversions, we had delivered notice to the holders of the notes indicating that we intended to redeem the notes in full and informing the holders of their right to convert the notes into our common stock.  However, each of the holders elected to convert their notes in lieu of having the notes redeemed by us.  We paid $303 for accrued interest and partial shares in connection with the conversion.

Adoption of Stockholder Rights Plan.  During fiscal 2009, our Board of Directors approved the adoption of a Stockholder Rights Plan and declared a dividend distribution of one right (“Right”) for each outstanding share of our common stock to stockholders of record as of the close of business on January 7, 2009.  The Rights were distributed as a non-taxable distribution.  Each Right entitles the registered holder to purchase from us a unit consisting of one one-hundredth of a share (“Unit”) of Series A Junior Participating Preferred Stock, $0.01 par value (“Series A Preferred Stock”), at a purchase price of $40.00 per Unit, subject to adjustment.  One Right will be delivered with each share of common stock that is issued after January 7, 2009.

The Rights, which are initially attached to and will trade with our common stock, become exercisable, and will begin to trade separately at the “Distribution Date”, which would occur in the event that a tender offer for at least 15% of our common stock is announced, or a person acquires or obtains the right to acquire at least 15% of our common. The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 31, 2009, unless previously redeemed or exchanged by us.

Termination of Franchise Agreements.  During the third and fourth quarters of fiscal 2009, we terminated our franchise agreements with two Hardee’s franchisees that operated 32 and 27 franchised restaurants, respectively, as a result of their inability to remedy, on a timely basis, certain defaults under the terms of the agreements.  During the third quarter, we assumed full operational control of 32 restaurants formerly operated by the first franchisee, six of which were subsequently closed, 23 of which we are operating as of January 31, 2009, and three of which were refranchised during the fourth quarter of fiscal 2009. We recorded a gain of $615, which is included in facility action charges, net, in connection with this refranchising transaction.  As of January 31, 2009, the second former franchisee is continuing to operate the 27 restaurants pursuant to the terms of a temporary license agreement.

Purchase of Restaurant Assets.  On January 19, 2009, we purchased five Hardee’s restaurants from one of our franchisees for $3,477, net of cash acquired. As a result of this transaction, we recorded inventory of $38, property and equipment of $2,348, identifiable intangible assets of $52 and goodwill of $1,039. A sixth restaurant owned by the franchisee will continue to be operated by the franchisee under the existing franchise agreement.

Use of Non-GAAP Financial Measures

In various places throughout this Annual Report on Form 10-K, we use certain financial measures which are not prepared in accordance with accounting principles generally accepted in the United States (“non-GAAP”), which we believe provide valuable information to our stockholders. An example of such a non-GAAP financial measure would be Adjusted EBITDA, which is a measure used by our lenders under our senior credit facility ("Facility") to evaluate our ability to service debt and fund capital expenditures. Additional information regarding the non-GAAP financial measures used in this Annual Report can be found under the heading “Presentation of Non-GAAP Measures” in Item 7 of this Annual Report on Form 10-K.

Contact Information; Obtaining Copies of this Annual Report

We are incorporated in the State of Delaware. Our principal offices are located at 6307 Carpinteria Avenue, Suite A, Carpinteria, California, 93013. Our general website address is www.ckr.com.

Electronic copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), are available free of charge by visiting the “Investors” section of www.ckr.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at www.sec.gov.

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

Competitive Strengths

The QSR industry is highly competitive. In order to maintain or increase their sales, a number of our major competitors have from time to time discounted certain menu items and promoted these or other “value items.” By contrast, we have developed and implemented a strategy to differentiate our Carl’s Jr. and Hardee’s brands from our competitors that includes the following elements:

•
promotion of distinctive, premium-quality, great tasting products such as the Carl’s Jr. line of 100% Black Angus beef Six Dollar Burgerstm, Hand-Scooped Ice Cream Shakes and Maltstm and authentic breakfast burritos and the unique Breakfast Burgertm; as well as Hardee’s line of 1/3-, 1/2- and 2/3-lb. 100% Black Angus beef Thickburgers, Hand-Scooped Ice Cream Shakes and Maltstm, and Made From Scratch breakfast biscuits;

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

As a result of current economic conditions, a number of our major competitors have been increasing their “value item” offerings and implementing certain pricing promotions for various other menu items.  If consumer preference continues to shift towards these “value items”, it may become necessary for us to implement temporary promotional pricing offerings.  If we implement such promotional offerings our operating margins may be adversely impacted.  Any promotional offerings or temporary price cuts implemented by us will not represent a permanent change in our business strategy, and will only be temporary in duration.

Carl’s Jr.  Carl’s Jr. is a well-recognized brand that has operated profitably in each of the past twelve fiscal years. The brand focuses on selling its signature products, such as the Western Bacon Cheeseburger® and a full line of Six Dollar Burgers, and on developing innovative new premium products, such as the Big Country Breakfast Burrito, the Monster Breakfast Sandwichtm, the Prime Rib Six Dollar Burgertm, the Pastrami Six Dollar Burgertm, the Philly Cheesesteak Six Dollar Burgertm, and Jalapeno Chicken Sandwich to attract what we characterize as the “young, hungry guy.” Carl’s Jr.’s focus on this customer type is enhanced through edgy, breakthrough advertising and high visibility sports sponsorships with professional sports teams in its major markets, including the National Basketball Association’s (“NBA”) Los Angeles Lakers and Sacramento Kings, the National Football League’s San Diego Chargers and Major League Baseball’s (“MLB”) Los Angeles Dodgers, Los Angeles Angels of Anaheim, and San Diego Padres. The brand’s growth in recent years has come from new company-operated restaurants and from those built by its strong franchise community as well as its dual-branding opportunities with our Green Burrito brand.

Hardee’s.  Hardee’s is a well-recognized brand that has completed its turnaround phase and is now focused on long-term growth initiatives. The brand focuses on selling its signature products, such as its line of 100% Black Angus beef Thickburger and Made From Scratch breakfast biscuits, and on developing innovative new premium products, such as the Strawberry Biscuit, Ham and Three Cheese Breakfast Burrito, Country Potatoes, Chicken Fillet Biscuit, Pork Chop ‘N’ Gravy Biscuit, the Little Thickburger, Prime Rib Thickburger®, and Chicken Parmesan Sandwich, to attract what we characterize as the “young, hungry guy.” Hardee’s focus on this customer type is enhanced through edgy, breakthrough advertising and high visibility sports sponsorships with professional sports teams in its major markets, including the NBA’s Indiana Pacers and the MLB’s St. Louis Cardinals. While we believe the greatest opportunity for the brand is within building the lunch and dinner dayparts at our existing restaurants, we expect to gradually increase the number of new restaurants built and will continue to dual-brand with our Red Burritotm concept.

Business Strategy

We remain focused on vigorously pursuing a comprehensive business strategy. The main components of our strategy are as follows:

•	increase revenues, average unit volumes and operating income at Carl’s Jr. and Hardee’s;

•	increase development of new company-operated Carl’s Jr. and Hardee’s restaurants, primarily in existing core markets;

•	increase development of new franchised restaurants in the U.S. and licensed restaurants internationally for both Carl’s Jr. and Hardee’s;

•	remain focused on restaurant fundamentals — quality, service and cleanliness;

•	capitalize on our unique brand positioning and cutting-edge advertising;

•	offer premium products that compete on quality, innovation and taste while continuing to control costs;

•	continue to capitalize on dual-branding opportunities available with Green Burrito and Red Burrito; and

•	remodel our existing restaurant base to remain competitive.

Increasing average unit volume ("AUV") at Hardee’s remains a primary focus of our management team. The key driver in improving Hardee’s profitability is increasing sales. For fiscal 2009, the AUV at our company-operated Hardee’s restaurants was approximately $993, up from $954 in fiscal 2008 and $916 in fiscal 2007. Franchise-operated AUV was approximately $970 at the end of fiscal 2009, up from $964 at the end of fiscal 2008 and $949 in fiscal 2007.

Franchise Strategy

Our franchise and licensing strategy depends upon on our franchisees’ active involvement in and management of restaurant operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements.

Carl’s Jr.  Franchise agreements with Carl’s Jr. franchisees, which operate in Alaska, Arizona, California, Colorado, Hawaii, Idaho, Nevada, New Mexico, Oklahoma, Oregon, Texas, Utah, Washington and Wyoming, generally provide for franchise fees plus continuing royalty and advertising fees to us based upon a percentage of gross sales (generally 4% for royalties and 5% to 6% for advertising). As of January 31, 2009, our Carl’s Jr. franchisees and licensees operated 779 Carl’s Jr. restaurants, or approximately 65% of the Carl’s Jr. system. The Carl’s Jr. franchise community is actively developing new restaurants across the Carl’s Jr. system. The majority of our Carl’s Jr. franchisees own more than one restaurant, with 21 franchisees owning ten or more restaurants.

Hardee’s.  Franchise agreements with Hardee’s franchisees, which operate restaurants predominantly in the Southeastern and Midwestern United States, generally provide for franchise fees and royalty fees to us, and advertising fees to a national fund and/or a regional cooperative fund, based upon a percentage of gross sales (generally 4% for royalties and 4% to 6% for advertising). As of January 31, 2009, our Hardee’s franchisees and licensees operated 1,426 Hardee’s restaurants, or approximately 75% of the Hardee’s system. The majority of our Hardee’s franchisees own more than one restaurant, with 28 franchisees owning ten or more restaurants.  Our refranchising program, combined with improving sales and store economics, has stimulated new franchise restaurant growth in the Hardee’s system in recent years.

International.  Licensee development is an integral part of our growth strategy. Our international expansion efforts focus on penetrating existing markets while targeting new markets that have been identified as part of our strategic planning process. In fiscal 2009, we, through our licensees, opened 40 international locations. Carl’s Jr. licensed restaurants currently operate in American Samoa, Malaysia, Mexico, Singapore and the Russian Federation. Hardee’s licensed restaurants are concentrated in the Middle East in the countries of Bahrain, Egypt, Jordan, Kuwait, Lebanon, Oman, Qatar and Saudi Arabia, and United Arab Emirates.

Development Agreements. Area development agreements require franchisees to open a specified number of restaurants in a designated geographic area within a specified period of time. Our franchisees tend to open more than the required number of new restaurants specified in their development agreements. Our franchise strategy is designed to accelerate the development of our restaurant chains and reduce the total capital we need to invest in order to develop our brands. As of January 31, 2009, we have 20 franchise development agreements representing commitments to build a total of 380 restaurants, consisting of 236 domestic and 144 international restaurants. Our two most significant domestic agreements call for the development of 153 new restaurants in Texas and Nevada over the next ten years. Our four most significant international agreements provide for the development of 137 new restaurants in China, Pakistan and Kazakhstan over the next four to eight years.

The results of executing our business strategy have been:

•	We evolved the system-wide mix of restaurants to one that is primarily franchise-operated. At the end of fiscal 2009, approximately 71% of Carl’s Jr. and Hardee’s restaurants combined were franchised.

•	Our same-store sales trends for company-operated restaurants, for each brand by quarter were:

	Carl’s Jr.	Hardee’s
Fiscal 2009
First Quarter	3.9%	(0.6)%
Second Quarter	3.8%	3.3%
Third Quarter	0.5%	1.3%
Fourth Quarter	(0.6)%	1.5%
Fiscal 2008
First Quarter	—%	1.8%
Second Quarter	2.0%	2.9%
Third Quarter	0.7%	2.7%
Fourth Quarter	1.4%	0.4%

•	Quarterly operating income (loss) from continuing operations by segment has been:

	Carl’s Jr.	Hardee’s	Other	Consolidated
Fiscal 2009
First Quarter	$24,051	$5,468	$111	$29,630
Second Quarter	16,672	6,125	88	22,885
Third Quarter	12,871	4,801	83	17,755
Fourth Quarter	13,911	(241)	80	13,750

Fiscal 2008
First Quarter	$21,427	$8,596	$(36)	$29,987
Second Quarter	15,060	8,271	39	23,370
Third Quarter	14,570	4,599	310	19,479
Fourth Quarter	15,744	(239)	(14)	15,491

Financial Information about Operating Segments

We are engaged in the development, operation and franchising of quick-service restaurants, primarily under the brand names Carl’s Jr. and Hardee’s, principally in the U.S. Information about our revenues, operating results and assets is contained in Part II, Items 6 and 7 of this Annual Report on Form 10-K and in Note 20 of Notes to Consolidated Financial Statements. As shown in the table of quarterly operating income (loss) from continuing operations above, both Carl’s Jr. and Hardee’s typically generate operating income. In evaluating the profitability of our segments, we allocate the majority of our general and administrative expenses to these segments.

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

Restaurant Development

We have a detailed two year capital spending plan to develop new company-operated restaurants and remodel and maintain existing restaurants.  Based on our current capital spending projections, we expect capital expenditures for the next two fiscal years to be between $180,000 and $200,000.  We perform extensive due diligence on prospective restaurant sites before we commit to opening, or permitting a franchisee to open, a restaurant at a location. We will continue to penetrate existing markets, while exploring new market opportunities as they arise. In fiscal 2009, we opened 24 new company-operated restaurants, and our franchisees and licensees opened 85 new restaurants. The average development cost for company-operated restaurants opened in fiscal 2009 is summarized in the following table:

	Average per restaurant(1)(2)

	Carl’s Jr.	Hardee’s

Building and leasehold improvements	$983	$894
Equipment	370	336
Total	$1,353	$1,230
_________
(1)	Averages are contingent upon a number of factors including, but not limited to, restaurant prototype, geographical area and local zoning requirements.

(2)	The majority of these restaurants were constructed on leased land. One Carl’s Jr. restaurant and one Hardee’s restaurant were constructed on land we purchased at a cost of $805 and $563, respectively.

Restaurant Operations and Support

Our goal is to quickly serve the highest quality products to our guests in a clean environment. We adhere to very strict procedures for cleanliness, food preparation, safety and sanitation, food quality and guest service. This is accomplished through two guiding principles — Operation QSC and Six Dollar Service.

Operation QSC puts in place the processes and procedures to operate our restaurants in the most efficient manner. Six Dollar Service ensures our crew people are doing everything possible to exceed our guests’ expectations while providing a very pleasant dining experience.

We charbroil our burgers for maximum flavor. We cook all of our fried foods in zero trans fat shortening. We cook, heat and assemble our lunch and dinner burgers and sandwiches after our guests place their orders for guaranteed freshness. Our Hardee’s breakfast menu, built on our Made From Scratch biscuits, continues to lead the industry.

Our commitment to quality in both our products and operations is supported by our training programs. A general manager oversees the operation of each company-operated Carl’s Jr. and Hardee’s restaurant. Our general managers are required to complete a comprehensive training course which covers restaurant operations, product quality, safety awareness, people skills, and food safety. These training programs include a combination of instructor-led classroom training and in-restaurant, hands-on training in a certified training restaurant.

Our other training initiatives include Operation Drive-thru, which focuses on labor scheduling optimization and achieving drive-thru service standards. We offer English as a Second Language tools to help those crew members who need it to assimilate quicker. We recently developed Learning Management System (“LMS”), a web-based tool that enables us to deliver and track learning and training throughout the organization. LMS’ benefits include consistent delivery of training, an audit trail for compliance, a culture of recognition and accountability and talent management to develop management from within.  LMS integration has begun for all company-operated restaurants and is expected to be available to all franchise-operated restaurants in the near future.

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

Marketing and Advertising

Our marketing and advertising initiatives focus on building brand awareness through the balanced use of television, radio and print advertising. During fiscal 2009, Carl’s Jr. company-operated restaurants contributed 4.5% of their sales for television, radio and print advertising and spent an additional 1.4% of sales on local advertising, billboards and point of purchase materials. Carl’s Jr. franchised restaurants contributed 5.7% of their sales for advertising during fiscal 2009.

During fiscal 2009, Hardee’s company-operated restaurants contributed 4.4% of their sales for television, radio and print advertising and spent an additional 1.5% of sales on local advertising, billboards and point of purchase materials. Hardee’s franchised restaurants contributed 3.3% to 5.5% of their sales for advertising during fiscal 2009.

Additional discussion of advertising can be found under the heading “Consolidated Expenses” in Item 7 of this Annual Report on Form 10-K.

Supply Chain

We purchase most of the food products and packaging supplies that are used in our Carl’s Jr. restaurant system and we distribute these items to both company-operated and franchised Carl’s Jr. restaurants. A small percentage of franchised and company-operated Carl’s Jr. restaurants, which are located outside our distribution service area, receive food, packaging and supplies from The SYGMA Network, Inc. (“SYGMA”) and Meadowbrook Meat Company, Inc., dba MBM, Inc. (“MBM”). Our agreements with SYGMA and MBM expire on December 31, 2011 and July 14, 2010, respectively.

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

We seek competitive bids from suppliers on many of our products, and we require approved suppliers of those products to comply with certain quality assurance requirements including facility standards and product specifications.

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

Trademarks and Service Marks

We own numerous trademarks and service marks, and have registered many of those marks with the United States Patent and Trademark Office, including Carl’s Jr., the Happy Star logo, Hardee’s, Green Burrito, Red Burrito and proprietary names for a number of our menu items. We believe our trademarks and service marks have value and play an important role in our marketing efforts.

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

We, and our franchisees, must comply with the Fair Labor Standards Act (“FLSA”) and various federal and state laws governing employment matters, such as minimum wage, overtime pay practices, child labor laws, citizenship requirements and other working conditions. Many of our employees are paid hourly rates related to the federal and state minimum wage laws and, accordingly, increases in the minimum wage increase our labor costs. Federal and state laws may also require us to provide new or increased levels of employee benefits to our employees, many of whom are not currently eligible for such benefits. We believe we are operating in substantial compliance with all such laws and regulations.

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

Seasonality

Our restaurant sales and, therefore, our profitability are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel during school vacations and improved weather conditions, which affect the public’s dining habits.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Employees

As of January 31, 2009, we employed approximately 23,000 persons, primarily in company-operated restaurants and in our corporate offices and distribution facilities. Past attempts to unionize our distribution center employees have been rejected by employee votes. We believe our employee relations are good.

Working Capital Practices

Information about our liquidity is contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K and the accompanying Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2009, 2008 and 2007.

Disclosure Regarding Forward-Looking Statements

Matters discussed in this Annual Report on Form 10-K contain forward-looking statements relating to future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, whether or not restaurants will be closed and the number of restaurant closures, consumers’ concerns or adverse publicity regarding our products, the effectiveness of operating initiatives and advertising and promotional efforts (particularly at the Hardee’s brand), changes in economic conditions or prevailing interest rates, changes in the price or availability of commodities, availability and cost of energy, workers’ compensation and general liability premiums and claims experience, changes in our suppliers’ ability to provide quality and timely products, delays in opening new restaurants or completing remodels, severe weather conditions, the operational and financial success of our franchisees, franchisees’ willingness to participate in our strategies, the availability of financing for us and our franchisees, unfavorable outcomes in litigation, changes in accounting policies and practices, effectiveness of internal control over financial reporting, new legislation or government regulation (including environmental laws), the availability of suitable locations and terms for the sites designated for development, and other factors as discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and in our other filings with the SEC.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange ("NYSE").

Executive Officers of the Registrant

The names and ages, as of March 25, 2009, of our executive officers are as follows:

Name	Age	Position

Andrew F. Puzder	58	Chief Executive Officer ("CEO")
E. Michael Murphy	57	President and Chief Legal Officer
Theodore Abajian	45	Executive Vice President and Chief Financial Officer ("CFO")
Noah J. Griggs, Jr.	45	Executive Vice President, Training — Carl’s Jr. and Hardee’s
Bradford R. Haley	50	Executive Vice President, Marketing — Carl’s Jr. and Hardee’s

Andrew F. Puzder was appointed to our Board of Directors in May 2001. Mr. Puzder became our CEO in September 2000. From September 2000 to January 2009, he also served as our President and from February 1997 to September 2000, he served as our Executive Vice President, General Counsel and Secretary. Mr. Puzder was also Executive Vice President of Fidelity National Financial, Inc. (“FNF”) from January 1995 to June 2000. Mr. Puzder was a partner in the Costa Mesa, California law firm of Lewis, D’Amato, Brisbois & Bisgaard from September 1991 to March 1994, and a shareholder in the Newport Beach, California law firm of Stradling Yocca Carlson & Rauth from March 1994 until joining FNF in 1995.

E. Michael Murphy became our President and Chief Legal Officer in January 2009 and continues to serve as our Secretary.  From January 2001 to January 2009, he served as our Executive Vice President, General Counsel, and previously served as Senior Vice President of CKE and Senior Vice President, General Counsel of Hardee’s Food Systems, Inc. from July 1998. He also served as our Chief Administrative Officer from August 2006 to January 2009. For the ten years prior to 1998, Mr. Murphy was a partner of The Stolar Partnership law firm in St. Louis, Missouri.

Theodore Abajian was appointed our Executive Vice President and CFO in May 2003. From March 2002 to May 2003, he served as our Executive Vice President, Chief Administrative Officer. From November 2000 to March 2002, Mr. Abajian served as President and CEO of Santa Barbara Restaurant Group (“SBRG”), and as its Executive Vice President and CFO from May 1998. In addition, from January 2000 to October 2000, Mr. Abajian held the position of Senior Vice President and CFO for Checkers Drive-In Restaurants, Inc., and served as the CFO of Star Buffet, Inc. from July 1997 to May 1998. Mr. Abajian also served as a director of Staceys Buffet, Inc. from October 1997 to February 1998, and was Vice President and Controller with Summit Family Restaurants, Inc. from 1994 to 1998.

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

Our success depends on our ability to compete with others.

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

Our business and stock price may be adversely impacted by economic conditions.

Our financial condition and results of operations are dependent upon discretionary spending by consumers, which may be affected by general economic conditions and the current global financial crisis.  Worldwide economic conditions and consumer spending have recently deteriorated significantly and may remain depressed for some time.  Some of the factors that are having an impact on discretionary consumer spending include increased unemployment, reductions in disposable income as a result of recent severe market declines and declines in residential real estate values, credit availability and consumer confidence.  In addition, the recent deterioration in the economic climate may seriously harm the market price of our common stock regardless of our operating performance.

In addition, unfavorable macroeconomic trends or developments concerning factors such as increased food, fuel, utilities, labor and benefits costs may also adversely affect our financial condition and results of operations.  Current economic conditions may prevent us from increasing prices to match increased costs without further harming our sales.  If we were unable to raise prices in order to recover increased costs for food, packaging, fuel, utilities, wages, clothing and equipment, our profitability would be negatively affected.

Restrictive covenants in our credit facility could adversely affect our business.

Our Facility contains restrictive covenants and requirements that we comply with certain financial ratios. Certain of these covenants limit our ability to take various actions, including the incurrence of additional debt, the guaranteeing of indebtedness and engaging in various types of transactions, including mergers and sales of assets, and making specified distributions or other restricted payments, including capital expenditures and other investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities. Failure to maintain financial ratios required by our Facility or to comply with the covenants in our Facility could also result in acceleration of our indebtedness, which would impair our liquidity and limit our ability to operate.  If the current economic conditions and decreases in discretionary consumer spending continue for a prolonged period of time, our results of operations may be materially impacted and we may fail to maintain the financial ratios required by our Facility.

The current financial crisis has resulted in diminished liquidity and credit availability, and the recent or future turmoil in the financial markets could make it more difficult and more costly for us to refinance our Facility (if necessary) or incur additional indebtedness and could impact the ability of banks to honor draws on our existing credit facilities.

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

Our franchisees are an integral part of our business. We may be unable to successfully implement our brand strategies if our franchisees do not actively participate in that implementation. The failure of our franchisees to focus on the fundamentals of restaurant operations, such as quality, service and cleanliness, would have a negative impact on our success.  It may be more difficult for us to monitor our international franchisees’ implementation of our brand strategies due to our lack of personnel in the markets served by such franchisees.

Our financial results are affected by the financial results of our franchisees.

We receive royalties from our franchisees. As a result, our financial results are somewhat dependent upon the operational and financial success of our franchisees, including implementation of our strategic plans, as well as their ability to secure adequate financing. If sales trends or economic conditions worsen for our franchisees, and they are unable to secure adequate sources of financing, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased royalties. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future.  Additionally, due to the current global credit crisis, our franchisees may not be able to obtain the financing necessary to complete planned remodel and construction projects, and may be forced to postpone or cancel such projects.

The financial conditions of our international licensees may also be adversely impacted by political, economic or other changes in the global markets in which they operate.  As a result, the royalties we receive from our international licensees may be affected by recessionary or expansive trends in international markets, increasing labor costs in certain international markets, changes in applicable tax laws, changes in inflation rates, changes in exchange rates and the imposition of restrictions on currency conversion or the transfer of funds, expropriation of private enterprises, political and economic instability and other external factors.

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

As a result of current economic conditions, a number of our major competitors have been increasing their “value item” offerings and implementing certain pricing promotions for various other menu items.  If consumer preference continues to shift towards these “value items”, it may become necessary for us to implement temporary promotional pricing offerings.  If we implement such promotional offerings our operating margins may be adversely impacted.  Any promotional offerings or temporary price cuts implemented by us are not expected to represent a permanent change in our business strategy, and will only be temporary in duration.

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

We and our franchisees purchase large quantities of food and supplies which may be subject to substantial price fluctuations. We purchase agricultural and livestock products that are subject to price volatility caused by weather, supply, global demand, fluctuations in the value of the U.S. dollar, commodity market conditions and other factors that are not predictable or within our control. Increases in commodity prices could result in higher restaurant operating costs. Since we have a higher concentration of company-operated restaurants than many of our competitors, we may have greater operating cost exposure than those competitors who are more heavily franchised. Occasionally, the availability of commodities can be limited due to circumstances beyond our control. If we are unable to obtain such commodities, we may be unable to offer related products, which would have a negative impact on our operating expenses and profitability.

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

Our suppliers and other vendors may be adversely impacted by the tightening of the credit markets, decreased economic activity, fluctuating commodity prices and other consequences of the economic downturn. Our vendors may seek to change the terms on which they do business with us in order to lessen the impact of the economic downturn on their business. If we are forced to renegotiate the terms upon which we conduct business with our vendors or find alternative vendors to provide key services, it could adversely impact our financial condition or results of operations.

In addition, the current economic environment has forced some food suppliers to seek financing in order to stabilize their businesses, and others have ceased operations completely.  If MBM or a large number of other suppliers suspend or cease operations, we may have difficulty keeping our restaurants fully supplied with the high quality ingredients we require.  If we were forced to suspend serving one or more of our menu items that could have a significant adverse impact on our restaurant traffic and public perceptions of us, which would be harmful to our business.

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether accurate or not, could reduce the production and supply of important food products, cause damage to our reputation and adversely affect our sales and profitability.

Reports, whether true or not, of food-borne illnesses, such as those caused by E. coli, Listeria or Salmonella, in addition to Avian Influenza (commonly known as bird flu) and Bovine Spongiform Encephalopathy (commonly known as BSE or mad cow disease), and injuries caused by food tampering have, in the past, severely impacted the production and supply of certain food products, including poultry and beef. A reduction in the supply of such food products could have a material effect on the price at which we could obtain them. Failure to procure food products, such as poultry or beef, at reasonable terms and prices or any reduction in consumption of such food products by consumers could have a material adverse effect on our consolidated financial condition and results of operations.

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

Weather, which is unpredictable, can adversely impact our sales. Harsh weather conditions that discourage customers from dining out result in lost opportunities for our restaurants. A heavy snowstorm can leave an entire metropolitan area snowbound, resulting in a reduction in sales. Our first and fourth quarters, most notably the fourth quarter, include winter months when there is historically a lower level of sales. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods adversely impacts our profitability. These adverse, weather-driven events have a more pronounced impact on our Hardee’s restaurants. For these reasons, sequential quarter-to-quarter comparisons may not be a good indication of our performance or how we may perform in the future.

Our business may suffer due to our inability to hire and retain qualified personnel and due to higher labor costs.

Given that our restaurant-level workforce requires large numbers of both entry-level and skilled employees, low levels of unemployment could compromise our ability to provide quality service in our restaurants. From time to time, we have had difficulty hiring and maintaining qualified restaurant management personnel. Increases in minimum wage levels have negatively impacted our labor costs. Due to the labor-intensive nature of our business, further increases in minimum wage levels could have additional negative effects on our consolidated results of operations.

Our business may be impacted by increased insurance and/or self-insurance costs.

From time to time, we have been negatively affected by increases in both workers’ compensation and general liability insurance and claims expense due to our claims experience and rising healthcare costs. Although we seek to manage our claims to prevent increases, such increases can occur unexpectedly and without regard to our efforts to limit them. If such increases occur, we may be unable to pass them along to the consumer through product price increases, resulting in decreased operating results.

Our financial results may be impacted by our ability to select appropriate restaurant locations, construct new restaurants, complete remodels or renew leases with desirable terms.

Our strategic plan, and a component of our business strategy, includes the construction of new restaurants and the remodeling of existing restaurants. We face competition from other restaurant operators, retail chains, companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of our expansion plans. If we experience delays in the construction or remodel processes, we may be unable to complete such activities at the planned cost, which would adversely affect our future results from operations.  Additionally, we cannot guarantee that such remodels will increase the revenues generated by these restaurants or be sustainable. Likewise, we cannot be sure that the sites we select for new restaurants will result in restaurants whose sales results meet our expectations.

We lease a substantial number of our restaurant properties. The terms of our leases and subleases vary in length, with primary terms (i.e., before consideration of option periods) expiring on various dates through fiscal 2032. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options. As our leases and available option periods expire, we will need to negotiate new leases with our landlords for those leased restaurants that we intend to continue operating. If we are unable to negotiate acceptable lease terms for them, we may decide to close the restaurants, or the new lease terms may negatively impact our consolidated results of operations.

We are subject to certain health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation, damage to our reputation and lower profits.

We, and our franchisees, are subject to various federal, state and local laws. The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor and immigration law, (including applicable minimum wage requirements, overtime pay practices, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the ADA. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be harmed. Injury to our reputation would, in turn, likely reduce revenues and profits.

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

We are subject to the FLSA, which governs such matters as minimum wage, overtime and other working conditions, along with the ADA, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We have experienced and expect further increases in payroll expenses as a result of federal and state mandated increases in the minimum wage. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us.

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

Our Stockholder Rights Plan would cause substantial dilution to any stockholder or third party that attempts to acquire us on terms not approved by our Board of Directors.

  Our Stockholder Rights Plan provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us Series A Junior Participating Preferred Stock. The preferred stock purchase rights are triggered by the earlier to occur of (i) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our outstanding capital stock, or (ii) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 15% or more of our outstanding capital stock. The preferred stock purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

We face risks related to interest rates.

Our principal exposures to financial market risks are the impact that interest rate changes could have on our Facility, the magnitude of which depends on the amount of borrowings we have outstanding, and on the fair value of our interest rate swap agreements. As of January 31, 2009, we had borrowings outstanding of $251,735 and $62,000 under the term loan and revolving portions of our Facility, respectively. As of January 31, 2009, borrowings under the revolving portion of our Facility bore interest at a weighted-average rate of 1.93% per annum, and borrowings on the term loan bore interest at the London Inter Bank Offering Rate (“LIBOR”) plus 1.38%.

The fair value of our interest rate swap agreements, which effectively fix future interest payments on $200,000 of our term loan debt at 6.12% through March 2012, is directly linked both to current interest rates and to expected future interest rates over their remaining term. These interest rate swap agreements are highly sensitive to interest rate fluctuations, which could result in significant variability in their future fair value.

Catastrophic events may disrupt our business.

Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as hurricanes, earthquakes, or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt our operations, disrupt the operations of franchisees, distributors, suppliers or customers, or result in political or economic instability. These events could reduce demand for our products or make it difficult or impossible to receive products from our distributors or suppliers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth information regarding our restaurant properties as of January 31, 2009:

	Land and Building Owned	Land Leased and Building Owned	Land and Building Leased	Total

Carl’s Jr.:
Company-operated	20	139	257	416
Franchise-operated(1)	9	45	165	219
Third party-operated/vacant(2)	4	2	10	16
Subtotal	33	186	432	651

Hardee’s:
Company-operated	248	105	129	482
Franchise-operated(1)	54	75	128	257
Third party-operated/vacant(2)	15	13	43	71
Subtotal	317	193	300	810

Other:
Company-operated	—	—	1	1
Third party-operated/vacant(2)	—	2	1	3
Subtotal	—	2	2	4

Total:
Company-operated	268	244	387	899
Franchise-operated(1)	63	120	293	476
Third party-operated/vacant(2)	19	17	54	90
Total	350	381	734	1,465
__________
(1)	“Franchise-operated” properties are those which we own and lease to franchisees, or lease and sublease to franchisees.

(2)	“Third party-operated/vacant” properties are those we own or lease that are either leased or subleased by unaffiliated entities or are currently vacant.

The terms of our leases and subleases vary in length, with primary terms (i.e., before consideration of option periods) expiring on various dates through fiscal 2032. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options.

Our corporate headquarters and Carl’s Jr. brand headquarters are both located in Carpinteria, California, and combined they contain approximately 78,000 square feet of space. Our primary administrative service center is located in Anaheim, California, and contains approximately 78,000 square feet of space. We plan to relocate our primary administrative service center to another Anaheim, California location during fiscal 2010. The new facility contains approximately 93,000 square feet of space. Our primary distribution center is located in Ontario, California, and contains approximately 201,000 square feet of space. A secondary distribution center for the Carl’s Jr. brand is located in Manteca, California, and contains approximately 52,000 square feet of space. Our Hardee’s corporate facility is located in St. Louis, Missouri, and contains approximately 54,000 square feet of space. Our Hardee’s equipment distribution center is located in Rocky Mount, North Carolina, and contains approximately 82,000 square feet of space.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “CKR”. As of March 18, 2009, there were approximately 1,629 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the NYSE Composite Tape:

	High	Low

Fiscal 2009
First Quarter	$13.35	$10.25
Second Quarter	14.32	8.82
Third Quarter	14.45	6.36
Fourth Quarter	10.09	4.88

Fiscal 2008
First Quarter	$21.35	$18.25
Second Quarter	23.24	15.40
Third Quarter	18.41	15.19
Fourth Quarter	15.43	11.31

During fiscal 2009 and 2008, we declared aggregate annual cash dividends of $0.24 per share of common stock, for a total of $12,859 and $13,873, respectively.  We currently anticipate that aggregate cash dividends will be approximately $13,117, or $0.24 per share of common stock, during fiscal 2010.

Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, and announced on April 13, 2004, as modified during fiscal 2008, we are allowed to repurchase up to an aggregate of $400,000 of our common stock. During fiscal 2009, we repurchased 463,965 shares of common stock at an average price of $8.94 per share, for a total of $4,148, including commissions.  Based on our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder, we are permitted to make additional repurchases of our common stock up to $38,599 under the Stock Repurchase Plan as of January 31, 2009.

We had 27,800 shares of common stock that had been repurchased but not yet retired as of January 31, 2008 that are shown as common stock held in treasury on our accompanying Consolidated Balance Sheet and were retired subsequent to the balance sheet date. There was no common stock held in treasury as of January 31, 2009.

The following table provides information with respect to shares of common stock repurchased by us during the fiscal quarter ended January 26, 2009:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

November 4, 2008 — December 1, 2008	—	$—	—	$38,720
December 2, 2008 — December 29, 2008	12,448	8.40	12,448	38,615
December 30, 2008 — January 26, 2009	1,917	8.56	1,917	38,599
Total	14,365	$8.42	14,365	$38,599

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on January 31, 2004 in (i) our common stock, (ii) the QSR Peer Group and (iii) the Standard and Poor (“S&P”) Small Cap 600 Index. Our stock price performance shown in the graph below may not be indicative of future stock price performance.

__________
*	$100 invested on January 31, 2004 in stock or index, including reinvestment of dividends.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. All amounts, except per share and ratio amounts, presented in Item 6 are in thousands.

Selected Financial and Operating Data
	Fiscal Year Ended January 31,(1)
	2009		2008		2007		2006		2005
Consolidated Statements of Income Data:
Revenue:
Company-operated restaurants	$1,131,312		$1,201,577		$1,225,227		$1,162,179		$1,170,323
Franchised and licensed restaurants and other	351,398		333,057		316,844		307,012		300,764
Total revenue	$1,482,710		$1,534,634		$1,542,071		$1,469,191		$1,471,087
Operating income(2)	$84,020		$88,327		$110,694		$80,368		$63,326
Interest expense(3)	28,609		33,033		19,768		22,988		36,775
Income tax expense (benefit)(4)	21,533		24,659		34,019		(122,962)		654
Income from continuing operations	36,956		35,072		54,194		182,709		22,979
Loss from discontinued operations(5)	—		(3,996)		(4,022)		(1,570)		(4,963)
Net income	36,956		31,076		50,172		181,139		18,016
Income from continuing operations per share — basic	0.71		0.59		0.85		3.08		0.40
Income from continuing operations per share — diluted	0.69		0.57		0.77		2.54		0.39
Loss from discontinued operations per share — diluted	—		(0.07)		(0.05)		(0.03)		(0.09)
Net income per share — diluted	$0.69		$0.50		$0.72		$2.51		$0.30
Weighted-average shares outstanding — diluted	54,282		62,559		72,377		73,250		59,583
Cash dividends declared per common share	$0.24		$0.24		$0.16		$0.16		$—
Ratio of earnings to fixed charges(6)	2.0	x	1.9	x	2.8	x	2.1	x	1.3	x
Segment Operating Data:
Carl’s Jr.:
Total revenue	$886,349		$845,634		$830,961		$802,761		$792,829
Operating income	67,505		66,801		80,692		80,047		59,826
Hardee’s:
Total revenue	595,487		685,273		706,884		661,509		673,172
Operating income	16,153		21,227		30,201		11,600		3,398
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,869		$19,993		$18,620		$21,279		$18,363
Working capital deficit	(38,779)		(47,510)		(33,631)		(27,038)		(74,907)
Total assets	804,687		791,711		796,638		795,428		669,434
Total long-term debt and capital lease obligations, including current portion	357,450		392,036		178,055		264,662		317,048
Stockholders’ equity	194,276		145,242		378,846		308,938		119,668

________
(1)
Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31. Fiscal 2009, 2008, 2007 and 2006 include 52 weeks. Fiscal 2005 includes 53 weeks.

(2)	Fiscal 2009, 2008, 2007, 2006 and 2005, include $4,139, $(577), $3,543, $6,481 and $9,975, respectively, of facility action charges, net, which are included in operating income.

(3)	Fiscal 2009 and 2008 include $9,010 and $11,380, respectively, of interest expense related to changes in the fair value of our interest rate swap agreements.

(4)	Fiscal 2006 includes a $147,988 income tax benefit related to the reversal of previously established valuation allowance against deferred income tax assets.

(5)
Discontinued operations contain the financial results of La Salsa in fiscal 2008, 2007, 2006 and 2005.  In addition, fiscal 2005 discontinued operations include the financial results of Timber Lodge Steakhouse, Inc., a wholly-owned subsidiary that we sold during fiscal 2005.

(6)
For purposes of calculating the ratio of earnings to fixed charges, (a) earnings represent income before income taxes, discontinued operations and fixed charges, and (b) fixed charges consist of interest on all indebtedness, interest related to capital lease obligations, amortization of debt issuance costs and a portion of rental expense that is representative of the interest factor (deemed by us to be one-third).

Selected Financial and Operating Data by Segment

	Fiscal Year Ended January 31,(1)
	2009	2008	2007	2006	2005
Carl’s Jr. Restaurants
Restaurants open (at end of fiscal year):
Company-operated	416	406	393	428	428
Franchised and licensed	779	735	694	621	586
Total	1,195	1,141	1,087	1,049	1,014
Restaurant revenue:
Company-operated restaurants	$625,109	$595,272	$590,613	$574,663	$567,960
Franchised and licensed restaurants(2)	894,611	853,391	795,520	700,590	679,734
Company-operated AUV (trailing-13 periods)	1,528	1,493	1,440	1,341	1,301
Franchise-operated AUV (trailing-13 periods)	1,182	1,197	1,205	1,160	1,146
Company-operated same-store sales increase	2.1%	0.9%	4.9%	2.2%	7.7%
Franchise-operated same-store sales (decrease) increase	(1.6)%	(0.6)%	5.4%	0.7%	6.6%
Restaurant operating costs as a percentage of company-operated restaurants revenue	78.8%	78.5%	76.3%	76.6%	78.9%

Hardee’s Restaurants
Restaurants open (at end of fiscal year):
Company-operated	482	560	696	663	677
Franchised and licensed	1,426	1,366	1,210	1,330	1,357
Total	1,908	1,926	1,906	1,993	2,034
Restaurant revenue:
Company-operated restaurants	$505,919	$605,986	$634,264	$587,082	$601,068
Franchised and licensed restaurants(2)	1,314,624	1,196,505	1,156,201	1,173,442	1,203,750
Company-operated AUV (trailing-13 periods)	993	954	916	874	862
Franchise-operated AUV (trailing-13 periods)	970	964	949	897	891
Company-operated same-store sales increase (decrease)	1.2%	2.0%	4.8%	(0.2)%	7.0%
Franchise-operated same-store sales increase (decrease)	1.3%	0.4%	4.3%	(2.2)%	3.6%
Restaurant operating costs as a percentage of company-operated restaurants revenue	83.9%	83.6%	81.9%	84.5%	85.7%
__________
(1)
Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31. Fiscal 2009, 2008, 2007 and 2006 include 52 weeks. Fiscal 2005 includes 53 weeks.

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

Overview

Highlights from fiscal 2009 include:

•	Income from continuing operations increased $1,884 to $36,956, or $0.69 per diluted share, versus $35,072, or $0.57 per diluted share, in the prior year.

•	Net income increased to $36,956, or $0.69 per diluted share. This represents an increase of $5,880 from the prior year net income.

•	Same-store sales increased 2.1% and 1.2% at Carl’s Jr. and Hardee’s company-operated restaurants, respectively.

•	Average unit volumes increased to $1,528 and $993 for the trailing-13 periods at company-operated Carl’s Jr. and Hardee’s restaurants, respectively.

•
Restaurant operating costs as a percentage of company-operated restaurants revenue on a consolidated basis remained steady at 81.1% as higher depreciation and amortization expense was offset by lower payroll and other employee benefits costs. Food and packaging costs were flat versus the prior year.

•	Bank and other long-term debt decreased by $36,318 to $314,788.

•
Carl’s Jr. and Hardee’s systemwide restaurant count increased by 36 restaurants, marking our second straight year of net restaurant growth. We opened 24 company-operated and our franchisees and licensees opened 45 domestic and 40 international restaurants, respectively.

•
We successfully completed our Hardee’s refranchising program through the sale of 102 restaurants during the year to new and existing franchisees. We divested a total of 238 Hardee’s restaurants during fiscal 2009 and 2008, exceeding our initial goal of 200 restaurants.

•	A total of 20 development agreements were signed with new and existing franchisees representing commitments to build a total of 380 restaurants domestically and internationally.

•
We remodeled 61 Carl’s Jr. and 101 Hardee’s company-operated restaurants, and we also completed a combined 41 dual-branded Green Burrito and Red Burrito company-operated restaurant conversions. In addition, our franchisees completed 20 dual-branded restaurant conversions.

•	Consolidated revenue decreased 3.4%, to $1,482,710 in fiscal 2009 from $1,534,634 in fiscal 2008.

•	During fiscal 2009, we declared cash dividends of $0.06 per share of our common stock each quarter for an annual total of $0.24 per share, or $12,859.

We are an international owner, operator and franchisor of QSRs, operating principally under the Carl’s Jr. and Hardee’s brand names. As of January 31, 2009, we operated 416 and our franchisees and licensees operated 658 domestic and 121 international Carl’s Jr. restaurants. These 1,195 Carl’s Jr. restaurants are predominately located in the Western United States, primarily in California, with a strong international presence in Mexico and a growing presence in the Russian Federation, Malaysia and Singapore. As of January 31, 2009, we operated 482 and our franchisees and licensees operated 1,231 domestic and 195 international Hardee’s restaurants. These 1,908 Hardee’s restaurants are located predominately throughout the Southeastern and Midwestern United States, with a growing international presence in the Middle East.

We derive our revenue primarily from sales at company-operated restaurants and revenue from franchisees and licensees, including franchise and royalty fees, sales to Carl’s Jr. franchisees and licensees of food and packaging products, rental revenue under real property leases and revenue from the sale of equipment to our franchisees. Restaurant operating expenses consist primarily of food and packaging costs, payroll and other employee benefits and occupancy and other operating expenses of company-operated restaurants. Franchise operating costs include the cost of food and packaging products sold to Carl’s Jr. franchisees and licensees, lease payments or depreciation expense on properties leased or subleased to our franchisees, the cost of equipment sold to franchisees and franchise administrative support. Our revenue and expenses are directly affected by the number and sales volume of company-operated restaurants and, to a lesser extent, franchised and licensed restaurants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

From time to time, we experience increases in our general operating costs. In the past, we have been successful at passing on such increases through price increases, but such price increases have likely had an impact on transaction counts. If we were unable to pass along such price increases, and at the same time could not increase our transaction counts, the recoverability of the carrying value of our restaurants could be impacted.

Critical Accounting Policies and Estimates

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our consolidated financial position and results of operations. Information regarding our significant accounting policies and estimates can be found in Note 1 of Notes to Consolidated Financial Statements.  Specific risks associated with these critical accounting policies and estimations are described in the following paragraphs.

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

As of January 31, 2009, we had a total of 70 restaurants among our two major restaurant concepts that generated negative cash flows on a trailing-13 period basis. These restaurants had combined net book values of $27,237. If these negative cash flow restaurants were not to begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be not fully recoverable and we may recognize additional impairment charges in the future.

Impairment of Goodwill

We also test goodwill for impairment, on an annual basis, during the first quarter of our fiscal year, or more frequently if events and/or circumstances indicate that the asset might be impaired. The impairment test is performed at the reporting unit level, and an impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. During the first quarter of fiscal 2009, we performed our evaluation and concluded that no impairment charge was required.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Estimated Liability for Closed Restaurants

The most significant assumptions used in determining the amount of the estimated liability for closed restaurants are the amount of the estimated liability for future lease payments and other contractual obligations on vacant restaurants, and the extent to which these costs may be reasonably expected to be recovered by future sublease income. We estimate the cost to maintain leased vacant properties until the lease can be abated. If the costs to maintain properties increase, or it takes longer than anticipated to sublease such properties, we may need to record additional estimated liabilities. If the vacant restaurants are not subleased on the terms that we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income.

Estimated Liability for Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs.  We have stop loss insurance for individual workers’ compensation and general liability claims over $500 and auto liability claims over $250. We estimate our self-insurance exposure based on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development and our actuary’s estimate of unpaid losses for each loss category. We record our accrued liabilities for self-insurance at present value, based on an estimated risk-free interest rate at the balance sheet date. Our actual future claim loss development may be better or worse than the development we estimated in conjunction with our actuary, in which case our reserves would require adjustment. If we experience a higher than expected number of claims or the costs of claims rise more than expected, then we would be required to adjust the expected losses upward and increase our future self-insurance expense.

Loss Contingencies

We account for contingent obligations related to litigation in accordance with Statement of Financial Accounting Standards ("SFAS") 5, Accounting for Contingencies, which requires that we assess each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and for which the amount of such settlement is reasonably estimable are accrued in our Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we record an accrued liability equal to the low end of the range. In accordance with SFAS 5, as of January 31, 2009, we have recorded an accrued liability for contingencies related to litigation in the amount of $215 (see Notes 9 and 24 of Notes to Consolidated Financial Statements for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the recorded liabilities and related consolidated financial statement disclosure. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Consolidated Financial Statements.

In addition, as of January 31, 2009, we estimated our potential exposure for those loss contingencies related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $870 to $2,905. In accordance with SFAS 5, we have not recorded a liability for these contingent losses.

Accounting for Lease Obligations

We lease a substantial number of our restaurant properties. At the inception of the lease, each property is evaluated to determine whether the lease is an operating or capital lease. The lease accounting evaluation may require significant judgment in estimating the fair value and useful life of the leased property and to establish the appropriate lease term. The lease term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured because failure to exercise such option would result in an economic penalty. Such economic penalty would typically result from our having to abandon buildings and other non-detachable improvements with remaining economic value upon vacating the property.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

The lease term may also include a “rent holiday”, which begins on the date we are given control of the leased premises and typically ends upon restaurant opening. Factors that may affect the length of the rent holiday period include construction-related delays. Extension of the rent holiday period due to such delays would result in greater rent expense recognized during the rent holiday period.

Franchised and Licensed Operations

We sublease a number of restaurant properties to our franchisees. As such, we remain principally liable for these leases. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. The likelihood of needing to increase the estimated liability for future lease obligations is primarily related to the success of our Hardee’s brand. We do not expect Carl’s Jr. franchisees to experience the same level of financial difficulties as Hardee’s franchisees have encountered in the past; however, we can provide no assurance that this will not occur.

Our franchising income is dependent on both the number of restaurants operated by our franchisees and licensees and their operational and financial success, such that they can make their royalty and rent payments to us. When appropriate, we establish notes receivable pursuant to completing workout agreements with financially troubled franchisees. We cease accruing royalties and rental revenue from franchisees during the fiscal quarter in which we determine that collectability of such revenue is not reasonably assured. As of January 31, 2009, we have not recognized, on a cumulative basis, $1,002 in accounts receivable and $3,745 in notes receivable, nor the royalty and rental revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements.

Our consolidated allowances for doubtful accounts on accounts receivable and notes receivable are 1.7% and 10.0% of the gross accounts and notes receivable balances, respectively, as of January 31, 2009. Although we review the allowances for doubtful accounts, there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee.

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

Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for net operating loss (“NOL”) and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable. In performing this analysis, we consider all available evidence, both positive and negative, including historical operating results, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies that may be employed to prevent operating loss or tax credit carryforwards from expiring unused.

In fiscal 2008, we adopted Financial Accounting Standards Board Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 requires us to maintain a liability for underpayment of income taxes and related interest and penalties, if any, for uncertain income tax positions. In considering the need for and magnitude of a liability for uncertain income tax positions, we must make certain estimates and assumptions regarding the amount of income tax benefit that will ultimately be realized. The ultimate resolution of an uncertain tax position may not be known for a number of years, during which time we may be required to adjust these reserves in light of changing facts and circumstances.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Operating Review

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our accompanying Consolidated Statements of Income for fiscal 2009, 2008 and 2007, and our unaudited Condensed Consolidated Statements of Income for the fourth quarters of fiscal 2009 and 2008:

	Fiscal			Fourth Quarter Fiscal
	2009	2008	2007	2009	2008
				(unaudited)
Revenue:
Company-operated restaurants	76.3%	78.3%	79.5%	76.5%	76.9%
Franchised and licensed restaurants and other	23.7	21.7	20.5	23.5	23.1
Total revenue	100.0	100.0	100.0	100.0	100.0
Operating costs and expenses:
Restaurant operating costs(1):
Food and packaging	29.7	29.7	28.8	29.3	29.5
Payroll and other employee benefits	28.5	29.2	29.1	29.0	29.5
Occupancy and other	22.9	22.3	21.3	23.7	23.0
Total restaurant operating costs	81.1	81.1	79.2	82.0	81.9
Franchised and licensed restaurants and other(2)	76.8	77.6	75.6	77.4	77.5
Advertising(1)	5.9	5.9	5.8	6.0	5.6
General and administrative	9.5	9.4	9.5	9.9	10.0
Facility action charges, net	0.3	—	0.2	0.4	0.3
Operating income	5.7	5.8	7.2	4.2	4.6
Interest expense	(1.9)	(2.2)	(1.3)	(3.7)	(4.6)
Conversion inducement expense	—	—	(0.4)	—	—
Other income, net	0.2	0.3	0.2	0.2	0.3
Income before income taxes and discontinued operations	3.9	3.9	5.7	0.7	0.3
Income tax expense (benefit)	1.5	1.6	2.2	(0.1)	0.2
Income from continuing operations	2.5%	2.3%	3.5%	0.8%	0.1%
__________

(1)	As a percentage of company-operated restaurants revenue.

(2)	As a percentage of franchised and licensed restaurants and other revenue.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

The following table is presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal			Fourth Quarter Fiscal
	2009	2008	2007	2009	2008
				(unaudited)

Company-operated restaurants revenue	$1,131,312	$1,201,577	$1,225,227	$250,454	$259,938
Restaurant operating costs:
Food and packaging	335,707	356,332	352,952	73,493	76,571
Payroll and other employee benefits	322,936	350,526	355,933	72,587	76,625
Occupancy and other	258,995	267,372	261,576	59,308	59,666
Total restaurant operating costs	917,638	974,230	970,461	205,388	212,862
Franchised and licensed restaurants and other revenue:
Royalties	83,600	75,690	77,655	18,843	17,732
Distribution centers	228,480	219,441	204,520	49,787	51,906
Rent	33,625	29,659	28,637	7,520	6,691
Retail sales of variable interest entity	-	2,954	3,467	-	361
Franchise fees	5,693	5,313	2,565	850	1,491
Total franchised and licensed restaurants and other revenue	351,398	333,057	316,844	77,000	78,181
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	14,542	11,951	9,622	3,397	2,765
Distribution centers	228,360	219,350	203,111	49,842	51,845
Rent and other occupancy	26,797	24,095	23,397	6,329	5,604
Operating costs of variable interest entity	-	2,899	3,390	-	396
Total franchised and licensed restaurants and other expenses	269,699	258,295	239,520	59,568	60,610
Advertising	66,911	70,324	70,914	15,009	14,463
General and administrative	140,303	144,035	146,939	32,266	33,757
Facility action charges, net	4,139	(577)	3,543	1,473	936
Operating income	$84,020	$88,327	$110,694	$13,750	$15,491

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

The following tables show the change in restaurant portfolios, consolidated and by brand, for fiscal 2008 and 2009:

	Company- operated	Franchised and Licensed	Total
Consolidated
Open as of January 31, 2007	1,090	1,919	3,009
New	23	98	121
Closed	(15)	(32)	(47)
Divested	(136)	(5)	(141)
Acquired	5	136	141
Open as of January 31, 2008	967	2,116	3,083
New	24	85	109
Closed	(24)	(52)	(76)
Divested	(105)	(37)	(142)
Acquired	37	105	142
Open as of January 31, 2009	899	2,217	3,116

Carl's Jr.	Company- operated	Franchised and Licensed	Total
Open as of January 31, 2007	393	694	1,087
New	16	53	69
Closed	(3)	(12)	(15)
Open as of January 31, 2008	406	735	1,141
New	17	48	65
Closed	(4)	(7)	(11)
Divested	(3)	-	(3)
Acquired	-	3	3
Open as of January 31, 2009	416	779	1,195

Hardee's	Company- operated	Franchised and Licensed	Total
Open as of January 31, 2007	696	1,210	1,906
New	7	45	52
Closed	(12)	(20)	(32)
Divested	(136)	(5)	(141)
Acquired	5	136	141
Open as of January 31, 2008	560	1,366	1,926
New	7	37	44
Closed	(20)	(42)	(62)
Divested	(102)	(37)	(139)
Acquired	37	102	139
Open as of January 31, 2009	482	1,426	1,908

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations and are classified in the same way as we present segment information (see Note 20 of Notes to Consolidated Financial Statements).

Carl’s Jr.	Fiscal			Fourth Quarter Fiscal
	2009	2008	2007	2009	2008
				(unaudited)

Company-operated restaurants revenue	$625,109	$595,272	$590,613	$142,440	$139,301
Restaurant operating costs:
Food and packaging	182,705	172,990	170,142	40,952	40,170
Payroll and other employee benefits	166,833	159,828	154,791	38,490	36,948
Occupancy and other	143,149	134,685	125,750	33,019	32,366
Total restaurant operating costs	492,687	467,503	450,683	112,461	109,484
Franchised and licensed restaurants and other revenue:
Royalties	33,375	31,851	29,692	7,372	7,438
Distribution centers	204,834	195,144	187,533	44,958	45,814
Rent	21,216	21,751	21,211	4,901	4,677
Franchise fees	1,815	1,616	1,912	298	421
Total franchised and licensed restaurants and other revenue	261,240	250,362	240,348	57,529	58,350
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	7,318	5,845	5,283	1,765	1,323
Distribution centers	203,898	194,929	185,271	44,601	45,781
Rent and other occupancy	18,515	18,601	18,280	4,324	4,132
Total franchised and licensed restaurants and other expenses	229,731	219,375	208,834	50,690	51,236
Advertising	36,963	34,424	33,318	8,406	7,474
General and administrative	60,012	56,501	56,770	14,210	13,633
Facility action charges, net	(549)	1,030	664	291	80
Operating income	$67,505	$66,801	$80,692	$13,911	$15,744
Company-operated AUV (trailing-13 periods)	$1,528	$1,493	$1,440
Franchise-operated AUV (trailing-13 periods)	$1,182	$1,197	$1,205
Company-operated same-store sales increase (decrease)	2.1%	0.9%	4.9%	(0.6)%	1.4%
Franchise-operated same-store sales (decrease) increase	(1.6)%	(0.6)%	5.4%	(3.6)%	(2.2)%
Company-operated same-store transaction (decrease) increase	(0.6)%	(2.9)%	0.7%	(0.4)%	(2.2)%
Average check (actual $)	$7.01	$6.80	$6.49	$7.06	$7.05
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.2%	29.1%	28.8%	28.8%	28.8%
Payroll and employee benefits	26.7%	26.8%	26.2%	27.0%	26.5%
Occupancy and other	22.9%	22.6%	21.3%	23.2%	23.2%
Total restaurant operating costs	78.8%	78.5%	76.3%	79.0%	78.6%
Advertising as a percentage of company-operated restaurants revenue	5.9%	5.8%	5.6%	5.9%	5.4%

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Hardee's
	Fiscal			Fourth Quarter Fiscal
	2009	2008	2007	2009	2008
				(unaudited)

Company-operated restaurants revenue	$505,919	$605,986	$634,264	$107,952	$120,567
Restaurant operating costs:
Food and packaging	152,889	183,228	182,695	32,506	36,362
Payroll and other employee benefits	155,973	190,567	201,008	34,069	39,648
Occupancy and other	115,755	132,577	135,716	26,269	27,278
Total restaurant operating costs	424,617	506,372	519,419	92,844	103,288
Franchised and licensed restaurants and other revenue:
Royalties	49,646	43,375	47,546	11,341	10,233
Distribution centers	23,646	24,307	16,995	4,829	6,094
Rent	12,411	7,908	7,426	2,618	2,014
Franchise fees	3,865	3,697	653	552	1,070
Total franchised and licensed restaurants and other revenue	89,568	79,287	72,620	19,340	19,411
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	7,224	6,106	4,339	1,633	1,442
Distribution centers	24,462	24,421	17,840	5,241	6,064
Rent and other occupancy	8,282	5,494	5,117	2,005	1,472
Total franchised and licensed restaurants and other expenses	39,968	36,021	27,296	8,879	8,978
Advertising	29,948	35,897	37,589	6,617	6,988
General and administrative	80,113	87,363	89,885	18,012	20,107
Facility action charges, net	4,688	(1,607)	2,494	1,181	856
Operating income (loss)	$16,153	$21,227	$30,201	$(241)	$(239)
Company-operated AUV (trailing-13 periods)	$993	$954	$916
Franchise-operated AUV (trailing-13 periods)	$970	$964	$949
Company-operated same-store sales increase	1.2%	2.0%	4.8%	1.5%	0.4%
Franchise-operated same-store sales increase	1.3%	0.4%	4.3%	3.0%	0.3%
Company-operated same-store transaction (decrease) increase	(1.8)%	0.8%	1.4%	3.8%	(3.2)%
Average check (actual $)	$5.13	$4.97	$4.89	$5.09	$5.11
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	30.2%	30.2%	28.8%	30.1%	30.2%
Payroll and employee benefits	30.8%	31.4%	31.7%	31.6%	32.9%
Occupancy and other	22.9%	21.9%	21.4%	24.3%	22.6%
Total restaurant operating costs	83.9%	83.6%	81.9%	86.0%	85.7%
Advertising as a percentage of company-operated restaurants revenue	5.9%	5.9%	5.9%	6.1%	5.8%

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Fiscal 2009 Compared with Fiscal 2008

Carl’s Jr.

Company-Operated Restaurants

Revenue from company-operated restaurants increased $29,837, or 5.0%, to $625,109 during fiscal 2009 as compared to the prior year, due primarily to a 2.1% increase in same-store sales and the addition of 17 new company-operated restaurants, partially offset by the closing of four restaurants and the divestiture of three restaurants to franchisees during fiscal 2009. Same-store sales were positively impacted by a number of factors including the successful promotion of the Prime Rib Burger, Chili Cheese Burgers and Fries and the Guacamole Bacon Burgers. In addition, we had successful menu additions such as the Monster Breakfast Sandwich, the Big Country Breakfast Burrito and the latest Hand-Scooped Ice Cream Shakes and Malts flavors. AUV for the trailing-13 periods ended January 31, 2009, reached $1,528, a 2.3% increase over the prior year. During the same period, the average guest check increased by 3.1%. In addition, price increases were implemented in fiscal 2008 and 2009 that also contributed to the overall fiscal 2009 increase in revenue.

The changes in restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs as a percentage of company-operated restaurants revenue for fiscal 2008	78.5%
Increase in depreciation and amortization expense	0.4
Increase in utilities expense	0.3
Decrease in workers’ compensation expense	(0.2)
Decrease in repairs and maintenance expense	(0.2)
Restaurant operating costs as a percentage of company-operated restaurants revenue for fiscal 2009	78.8%

Depreciation and amortization expense as a percentage of company-operated restaurants revenue increased during fiscal 2009 as compared to fiscal 2008, mainly due to asset additions from restaurant remodel activity and the opening of new restaurants.

Utilities expense as a percentage of company-operated restaurants revenue increased during fiscal 2009 as compared to fiscal 2008, mainly due to rate increases for natural gas and electricity.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue increased by $10,878, or 4.3%, to $261,240 in fiscal 2009, as compared to the prior year. Distribution center sales of food, paper and supplies to franchisees increased by $9,690, or 5.0%, during fiscal 2009 as compared to fiscal 2008, due primarily to the increase in the franchise store base over the comparable prior year period. Franchise royalties grew $1,524, or 4.8%, during fiscal 2009 as compared to fiscal 2008 due to the net increase of 26 domestic franchised and 18 international licensed restaurants during fiscal 2009 and a 1.6% decrease in franchise-operated same-store sales.

Total franchised and licensed operating and other expenses increased by $10,356, or 4.7%, to $229,731 in fiscal 2009, as compared to fiscal 2008. This increase is mainly due to the corresponding increase in distribution center sales of food, paper and supplies to franchisees, the increase in the franchise store base in fiscal 2009 and an increase in distribution costs related to higher fuel and other costs.

Approximately 84.3% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and supplies from us.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Hardee’s

Company-Operated Restaurants

Revenue from company-operated restaurants decreased $100,067 or 16.5%, to $505,919 in fiscal 2009 from fiscal 2008. The decrease is mostly due to our successful refranchising program, which resulted in net decreases of 78 and 136 company-operated restaurants during fiscal 2009 and 2008, respectively. During fiscal 2009, we opened seven new company-operated restaurants, acquired 37 restaurants from franchisees, sold 102 restaurants to franchisees and closed 20 restaurants. This decrease in the company-operated restaurant base was partially offset by a 1.2% increase in same-store sales. AUV for the trailing-13 periods ended January 31, 2009, reached $993, an increase of 4.1% over the comparable period ended January 31, 2008. During the same period, the average guest check increased by 3.2% due to the introduction of several new innovative premium products, such as the Made from Scratch Strawberry Biscuit, Ham and Three Cheese Breakfast Burrito, Country Potatoes, Chicken Fillet Biscuit, Pork Chop ‘N’ Gravy Biscuit, the Little Thickburger and Prime Rib Thickburger. In addition, price increases were implemented in fiscal 2008 and 2009 that also contributed to the fiscal 2009 increase in same-store sales.

The changes in restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs as a percentage of company-operated restaurants revenue for fiscal 2008	83.6%
Increase in depreciation and amortization expense	0.7
Decrease in labor costs, excluding workers’ compensation	(0.5)
Decrease in repairs and maintenance expense	(0.4)
Increase in utilities expense	0.3
Increase in rent, property tax and license expense	0.2
Increase in asset disposal expense	0.2
Other, net	(0.2)
Restaurant operating costs as a percentage of company-operated restaurants revenue for fiscal 2009	83.9%

Depreciation and amortization expense as a percentage of company-operated restaurants revenue increased during fiscal 2009 as compared to fiscal 2008 primarily due to increased restaurant remodel activity, asset additions from new restaurant openings and the impact of refranchising company-operated restaurants that had a higher proportion of fully depreciated assets.

Labor costs, excluding workers’ compensation, decreased as a percentage of company-operated restaurants revenue in fiscal 2009 as compared to fiscal 2008 due primarily to sales leverage and more efficient use of labor, partially offset by the impact of minimum wage rate increases.

Repairs and maintenance expense as a percentage of company-operated restaurants revenue decreased during fiscal 2009, due to the impact of additional spending controls. In addition, fiscal 2008 included significant repairs and maintenance costs related to the restaurants acquired in connection with the termination of a franchise agreement.

Utilities expense increased as a percent of company-operated restaurants revenue during fiscal 2009 as compared to fiscal 2008, mainly due to natural gas and electricity rate increases.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue increased $10,281, or 13.0%, to $89,568 during fiscal 2009 as compared to fiscal 2008. The increase is primarily due to a $6,271, or 14.5%, increase in royalty revenues, which is primarily due to the increase in the number of franchised restaurants resulting from our refranchising program. In addition, rent revenues increased $4,503, or 56.9%, during fiscal 2009 from fiscal 2008, which is mainly due to sublease rental income from restaurants that were divested in our refranchising efforts and an increase in collections of previously unrecognized rent from financially troubled franchisees. During fiscal 2009, we collected $1,784 of previously unrecognized rent from significantly past due franchisees, compared to $419 of collections in the prior year.  Franchise fees in fiscal 2009 and 2008 include $2,640 and $2,735, respectively, of initial franchise fees received in connection with our refranchising program, which we completed in late fiscal 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Total franchised and licensed restaurants and other expenses increased by $3,947, or 11.0%, to $39,968 in fiscal 2009, as compared to fiscal 2008, mainly due to increases of $2,788, or 50.7%, in rent expense related to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising program. We also had increased administrative costs of $1,118, or 18.3%, as compared to fiscal 2008. This increase is mainly due to increased salaries and benefits expense due to the addition of new positions to support our refranchising efforts and international licensee expansion, an increase in bad debt expense and various other expenses.

Consolidated Expenses

Advertising Expense

Advertising expense decreased $3,413, or 4.9%, to $66,911 during fiscal 2009 from fiscal 2008, but remained a consistent 5.9% as a percentage of company-operated restaurants revenue.

General and Administrative Expenses

General and administrative expenses decreased $3,732, or 2.6%, to $140,303 in fiscal 2009 from fiscal 2008. This decrease was mainly due to a $3,901 decrease in training costs, primarily for operations, a $3,895 decrease in regional administrative costs, due to overall headcount reductions and cost decreases resulting from our refranchising program, a $1,491 decrease in software depreciation, and a $438 decrease in aviation costs. These decreases were partially offset by an increase of $4,127 in management bonus expense based on our performance relative to executive management and operations bonus criteria, and increased share-based compensation expense of $1,226, due to the issuance of additional options and restricted stock awards. In addition, in fiscal 2008, we had a credit of $830 related to the elimination of a liability for post-employment benefits for our former Chairman Emeritus as the benefits terminated upon his death in fiscal 2008. General and administrative expenses, as a percentage of total revenue, increased by 0.1% to 9.5% in fiscal 2009.

Facility Action Charges

Facility action charges arise from closure of company-operated restaurants, sublease of closed facilities at amounts below our primary lease obligation, impairment of long-lived assets to be disposed of or held and used, gains or losses upon disposal of surplus property and refranchising transactions, and discount amortization for obligations related to closed or subleased facilities.

Net facility action charges increased $4,716 from a credit of $(577) in fiscal 2008 to a charge of $4,139 in fiscal 2009. The increase is mainly due to a $3,184 decrease in gains on sales of restaurants and surplus properties. In fiscal 2008, we had a gain of $2,964, and in fiscal 2009, we had a loss of $220. In addition, we experienced a $1,146 increase in asset impairments during fiscal 2009.

See Note 15 of Notes to Consolidated Financial Statements included herein for additional detail of the components of facility action charges.

Interest Expense

Interest expense decreased $4,424 or 13.4% from fiscal 2008 to fiscal 2009 primarily due to a $2,370 decrease in the interest expense related to the change in the fair value of our interest rate swap agreements from fiscal 2008 to fiscal 2009. In addition, there was a reduction of $1,513 of interest expense on our Facility due to decreased average outstanding borrowings and lower interest rates during fiscal 2009 as compared to fiscal 2008. We also had a continued reduction of our capital lease obligations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Income Taxes

Income tax expense for fiscal 2009 and 2008 consisted of the following:

	2009	2008
Federal income taxes	$19,564	$20,183
State income taxes	358	3,312
Foreign income taxes	1,611	1,164
Income tax expense	$21,533	$24,659
Effective income tax rate	36.8%	41.3%

Our effective income tax rate differs from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes, the impact of which can vary significantly from year to year. Our effective income tax rate is also impacted by the relative amounts of income we earn in various state and foreign jurisdictions. Our income tax expense for fiscal 2009 benefitted from the impact of recent tax law changes and an increase in the amount of state tax credits that we were able to generate. We expect our effective income tax rate for fiscal 2010 to be approximately 41%.

As of January 31, 2009, we have federal alternative minimum tax (“AMT”) credit, general business tax credit and foreign tax credit carryforwards of approximately $13,924, which we expect to utilize to offset federal income taxes that would otherwise be payable in future years.  As of January 31, 2009, we have recognized $1,584 of net deferred income tax assets related to our state income tax credit carryforwards and $255 of net deferred income tax assets related to our state NOL carryforwards, which represent our expected future tax savings from such carryforwards.

We have recognized a net deferred income tax asset of $78,613 as of January 31, 2009, which resulted from our net deferred income tax assets and valuation allowance of approximately $105,741 and $27,128, respectively.

Fiscal 2008 Compared with Fiscal 2007

Carl’s Jr.

Company-Operated Restaurants

Revenue from company-operated restaurants increased $4,659, or 0.8%, to $595,272 during fiscal 2008 as compared to the prior year, mainly due to a 0.9% increase in same-store sales and the addition of 16 new company-operated restaurants partially offset by the closing of three restaurants and the impact of the divestiture of 40 restaurants to franchisees during fiscal 2007. Same-store sales were positively impacted by a number of factors including the successful promotion of the Buffalo Chicken Sandwich and Boneless Buffalo Wings dipped in Franks RedHot buffalo wing sauce, the Chipotle Chicken Salad, the Breakfast Club Sandwichtm, the Teriyaki Burger and the Patty Melt, and the latest Hand-Scooped Ice Cream Shakes and Malts flavors such as mint chip and OrangeSicle. AUV for the trailing-13 periods ended January 31, 2008, reached $1,493, a 3.7% increase over the prior year. During the same period, the average guest check increased by 4.8%. In addition, price increases were implemented in the third and fourth quarters of fiscal 2008.

The changes in restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs as a percentage of company-operated restaurants revenue for fiscal 2007	76.3%
Increase in depreciation and amortization expense	0.7
Increase in workers’ compensation expense	0.4
Increase in rent and property tax expense	0.4
Increase in food and packaging costs	0.3
Increase in repairs and maintenance expense	0.3
Increase in labor costs, excluding workers’ compensation	0.3
Other, net	(0.2)
Restaurant operating costs as a percentage of company-operated restaurants revenue for fiscal 2008	78.5%

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

Workers’ compensation expense as a percentage of company-operated restaurants revenue increased during fiscal 2008 as compared to fiscal 2007 due primarily to an increase of $2,487 in our self-insured workers’ compensation liability related to a single claim from 1982, which was partially offset by favorable claims reserves adjustments recorded in fiscal 2008 for all other open claims as a result of actuarial analyses of outstanding claims reserves.

Rent and property tax expense as a percentage of company-operated restaurants revenue increased during fiscal 2008 as compared to fiscal 2007, due mainly to rental rate increases resulting from Consumer Price Index and fair market value adjustments and the refranchising during fiscal 2007 of a number of company-operated restaurants that were on owned property.

Food and packaging costs as a percentage of company-operated restaurants revenue increased during fiscal 2008 as compared to fiscal 2007 due primarily to higher commodity costs for dairy, potatoes, produce and oil products, in addition to an increase in soft drink syrup prices.

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

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue increased by $10,014, or 4.2%, to $250,362 in fiscal 2008, as compared to the prior year. Franchise royalties grew $2,159, or 7.3%, during fiscal 2008 as compared to fiscal 2007 due to the net increase of 24 domestic franchised and 17 international licensed restaurants during fiscal 2008, partially offset by the impact of a 0.6% decrease in franchise-operated same-store sales. In addition, fiscal 2008 included a full year of royalties for the 40 restaurants that were sold to franchisees in fiscal 2007. Distribution center sales of food, paper and supplies to franchisees increased by $7,611, or 4.1%, due primarily to the increase in the franchise store base over the comparable prior year period.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)
Hardee’s

Company-Operated Restaurants

Revenue from company-operated restaurants decreased $28,278 or 4.5%, to $605,986 in fiscal 2008 from fiscal 2007. The decrease is mostly due to a net decrease of 136 company-operated restaurants during the year due to the success of our refranchising program, partially offset by a 2.0% increase in same-store sales. AUV for the trailing-13 periods ended January 31, 2008, reached $954, an increase of 4.1% over the comparable period ended January 31, 2007. During the same period, the average guest check increased by 1.6% due to the introduction of several new premium products such as our Buffalo Chicken Sandwich and Boneless Buffalo Wings dipped in Franks RedHot buffalo wing sauce, the Breakfast Club Sandwich, the Patty Melt Thickburger and the Hawaiian Chicken Sandwich, the continued promotion of our Southwest Chicken Saladtm, Monster Biscuittm and the 2-for-$3 Big Twintm burgers. In addition, price increases were implemented in fiscal 2008.

The changes in restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs as a percentage of company-operated restaurants revenue for fiscal 2007	81.9%
Increase in food and packaging costs	1.4
Decrease in workers’ compensation expense	(0.3)
Increase in other occupancy costs	0.2
Other, net	0.4
Restaurant operating costs as a percentage of company-operated restaurants revenue for fiscal 2008	83.6%

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

Facility Action Charges

Net facility action charges decreased $4,120 or 116.3%, to a credit of $(577) during fiscal 2008, as compared to fiscal 2007. The decrease is mainly due to a decrease of $2,021 in asset impairments and a decrease of $2,891 in new decisions to close restaurants, partially offset by a decrease of $1,161 in gains on sales of restaurants and surplus properties.

See Note 15 of Notes to Consolidated Financial Statements included herein for additional detail of the components of facility action charges.

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

Conversion Inducement Expense

During fiscal 2007, we recorded conversion inducement expense of $6,406 as a result of payments made, in response to unsolicited offers, to induce the holders of $89,833 of our 2023 Convertible Notes to convert their notes into 10,224,424 shares of our common stock, respectively. No comparable expense was recorded during fiscal 2008, and we do not expect to incur comparable conversion inducement expense in future periods as the remainder of our 2023 Convertible Notes were converted during fiscal 2009 (see Note 10 of Notes to Consolidated Financial Statements).

Income Taxes

Income tax expense for fiscal 2008 and 2007 consisted of the following:

	2008	2007
Federal income taxes	$20,183	$28,081
State income taxes	3,312	4,814
Foreign income taxes	1,164	1,124
Income tax expense	$24,659	$34,019
Effective income tax rate	41.3%	38.6%

Our effective income tax rate differs from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes, the impact of which can vary significantly from year to year. Our effective income tax rate is also impacted by the relative amounts of income we earn in various state and foreign jurisdictions. Our income tax expense for fiscal 2007 benefitted from a $4,884 reduction in our valuation allowance against deferred tax assets.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Fiscal Fourth Quarter 2009 Compared with Fiscal Fourth Quarter 2008

Carl’s Jr.

Company-Operated Restaurants

Company-operated restaurants revenue increased by $3,139, or 2.3%, for the fourth quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, due mainly to a net increase of ten company-operated restaurants since the end of the fourth quarter of fiscal 2008, partially offset by a 0.6% decrease in same-store sales.

The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue from the fiscal fourth quarter 2008 to the fiscal fourth quarter 2009 are explained as follows:

Restaurant operating costs as a percentage of company-operated restaurants revenue for the fiscal fourth quarter 2008	78.6%
Increase in depreciation and amortization expense	0.4
Increase in rent and property tax expense	0.4
Increase in workers’ compensation expense	0.4
Decrease in repairs and maintenance expense	(0.4)
Decrease in general liability insurance expense	(0.2)
Other, net	(0.2)
Restaurant operating costs as a percentage of company-operated restaurants revenue for the fiscal fourth quarter 2009	79.0%

Depreciation expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008 primarily due to the addition of assets for newly opened and newly remodeled restaurants.

Rent and property tax expense increased as a percentage of company-operated restaurants revenue increased during the fourth quarter of fiscal 2009 compared to the comparable fiscal 2008 period, mainly due to rental rate increases resulting from Consumer Price Index (“CPI”) adjustments, as well as the impact of slightly negative same-store sales during the current year quarter.

Workers’ compensation expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2009 as compared to the comparable prior year period primarily due to the impact of unfavorable actuarial adjustments recorded in the current year quarter that did not occur to the same extent in the prior year quarter.

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2009 as compared to the comparable prior year period primarily due to decreased repairs of point-of-sale equipment, kitchen equipment and buildings.  In addition, repairs and maintenance expense was reduced by the elimination of a support contract for our point-of-sale system, which is now supported by company employees.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue decreased $821, or 1.4%, in the fourth quarter of fiscal 2009 from the comparable fiscal 2008 period primarily due to a decrease of $856, or 1.9%, in distribution center sales of food, paper and supplies to franchisees, due primarily to a 3.6% decrease in franchise-operated same-store sales. This decrease was partially offset by an increase in rent of $224, or 4.8%, over the comparable prior year period, due primarily to rental rate increases resulting from CPI adjustments and the impact of refranchising three restaurants during fiscal 2009.

Total franchised and licensed restaurants and other expenses decreased $546, or 1.1%, in the fourth quarter of fiscal 2009 from the fourth quarter of fiscal 2008 due primarily to a decrease in distribution center costs of $1,180, or 2.6%, as a result of a corresponding decrease in sales to franchisees. This decrease was partially offset by a $442 increase in various administrative expenses.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Hardee’s

Company-Operated Restaurants

Revenue from company-operated restaurants decreased $12,615, or 10.5%, in the fourth quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008. This decrease can be mainly attributed to the net decrease of 78 restaurants from the fourth quarter of fiscal 2008, which resulted from the divestiture of 102 company-operated restaurants to franchisees and the closure of 20 company-operated restaurants.  This decrease was partially offset by a 1.5% increase in same-store sales, an increase in AUV and the additional revenues from seven new company-operated restaurants that opened during the same period and 37 restaurants that we acquired from two franchises.

The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue from the fiscal fourth quarter 2008 to the fiscal fourth quarter 2009 are explained as follows:

Restaurant operating costs as a percentage of company-operated restaurants revenue for the fiscal fourth quarter 2008	85.7%
Increase in depreciation and amortization expense	1.2
Decrease in labor costs, excluding workers’ compensation	(1.2)
Increase in general liability insurance expense	0.7
Decrease in repair and maintenance expense	(0.5)
Increase in utilities	0.4
Increase in rent	0.3
Decrease in uniforms and supplies	(0.2)
Other, net	(0.4)
Restaurant operating costs as a percentage of company-operated restaurants revenue for the fiscal fourth quarter 2009	86.0%

Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2009 as compared to the comparable quarter in fiscal 2008, mainly due to increased restaurant remodel activity, asset additions from new restaurant openings and the impact of refranchising company-operated restaurants that had a higher proportion of fully depreciated assets.

Labor costs, excluding workers’ compensation expense, decreased as a percent of company-operated restaurants revenue in the fourth quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, due primarily to sales leverage and more efficient use of labor, partially offset by minimum wage rate increases.

General liability expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008 as a result of unfavorable actuarial adjustments recorded in the fourth quarter of fiscal 2009 contrasted with favorable adjustments recorded in the comparable prior year period.

Repairs and maintenance expense decreased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2009, as compared to the prior year period due in part to the impact of additional spending controls. In addition, repairs and maintenance costs during the prior year quarter were unusually high due to the restaurants acquired in connection with the termination of a franchise agreement.

Utilities expense increased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2009 as compared to the comparable quarter in fiscal 2008, mainly due to natural gas and electricity rate increases.

Rent expense increased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2009, as compared to the prior year period, due to the termination of a franchise agreement and our assumption of full operational control of those restaurants under operating leases. Some of these leases have above average rent and if we are unable to negotiate acceptable lease terms for them, we may decide to close the restaurants.  There was no similar activity in the prior year period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue decreased by $71, or 0.4%, in the fourth quarter of fiscal 2009 from the fourth quarter of fiscal 2008 as a result of a $1,265 decrease in distribution center sales of equipment which resulted from lower remodel activity in the fourth quarter of fiscal 2009 as compared to the prior year quarter. We also experienced a $518 decrease in franchise fees. These decreases were partially offset by a $1,108 increase in royalty revenues and a $604 increase in rental revenue primarily due to the divestiture of company-operated restaurants as a part of our refranchising efforts.

Total franchised and licensed restaurants and other expenses decreased $99, or 1.1%, during the fourth quarter of fiscal 2009 from the fourth quarter of fiscal 2008 primarily due to an $823 decrease in distribution center expenses.  We experienced lower cost of equipment sales due to the decrease in distribution center equipment sales to franchisees, which was partially offset by a $533 increase in rent expense due to restaurants acquired by franchisees as part of our refranchising program and a $268 increase in bad debt expense.

Discontinued Operations

We sold our La Salsa Fresh Mexican Grill restaurants and the related franchise operations to LAS Acquisition, LLC (“Buyer”) on July 16, 2007. Under the agreement, SBRG, a wholly-owned subsidiary of the Company, sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. (collectively “La Salsa”) for adjusted consideration of $15,889. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa.  In addition, we remain contingently liable for certain lease obligations and self-insurance exposures arising prior to the completion of the sale.

As of January 31, 2008, we had a $6,626 note receivable from Buyer, which was required to be repaid in full on or before December 31, 2008.  During fiscal 2009, we received timely principal payments of $2,600; however, Buyer failed to make the remaining $4,026 balloon payment on December 31, 2008.  As of January 31, 2009, $914 and $3,112 of the outstanding principal balance is included in accounts receivable, net, and notes receivable, net, respectively, in our accompanying Consolidated Balance Sheet.  Since January 31, 2009, Buyer has made aggregate payments of $526 to us. The note is secured by the personal property of Buyer, a pledge of the La Salsa equity interests acquired by Buyer, and certain personal and corporate guarantees.

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

	Fiscal
	2009	2008	2007
Net income	$36,956	$31,076	$50,172
Interest expense	28,609	33,055	19,751
Income tax expense	21,533	26,612	31,899
Depreciation and amortization	63,497	64,102	62,418
Facility action charges, net	4,139	(1,282)	8,546
Share-based compensation expense	12,534	11,378	8,368
Adjusted EBITDA	$167,268	$164,941	$181,154

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements.

Impact of Inflation

Inflation has an impact on food and packaging, construction, occupancy, labor and benefits, and general and administrative costs, all of which can significantly affect our operations. Historically, consistent with the industry, we have been able to pass along to our customers, through price increases, higher costs arising from these inflationary factors.

Competition

As discussed above in “Business” in Item 1 of this Annual Report on Form 10-K, the QSR industry is intensely competitive. We compete with a diverse group of food service companies (major restaurant chains, casual dining restaurants, nutrition-oriented restaurants and prepared food stores), making it difficult to attribute specific results of operations to the actions of any of our competitors.

Liquidity and Capital Resources

Over the past several months, worldwide capital and credit markets have seen unprecedented volatility. We are closely monitoring the potential impact of these market conditions on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity or the availability of committed funds under our Facility. Based on information available to us, all of the financial institutions syndicated under our Facility are able to fulfill their commitments as of March 25, 2009.  However, there can be no assurance that one or more of them may not be able to fulfill their future funding obligations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Notwithstanding the above, we expect that our cash on hand, coupled with future cash flows from operations and borrowings under our Facility will provide sufficient liquidity to allow us to service existing debt and to meet our operating and capital requirements for at least the next 12 months. We believe our most significant cash use during the next 12 months will be for capital expenditures. Based on our current capital spending projections, we expect capital expenditures to be between $100,000 and $110,000 for fiscal 2010. Under the terms of our Facility, we may be required to make an annual principal prepayment, based on excess cash flows (as defined in our Facility).  Other than these prepayments, we have no significant debt maturities coming due until March 27, 2012. See Note 10 of Notes to Consolidated Financial Statements for more information on our existing debt.

During fiscal 2009, we completed our refranchising program for our Hardee’s concept and sold 102 company-operated Hardee’s restaurants and related real property with a net book value of $14,454 to six franchisees. In connection with these transactions, we received net proceeds of $16,979, including $2,640 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net loss of $2,036, which is included in facility action charges, net, in our Hardee’s segment.  As part of these transactions, the franchisees entered into leases for or acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of January 31, 2009, our current ratio was 0.78 to 1.

Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. During fiscal 2009, we made aggregate principal payments of $16,490 on the term loan, including a payment of $13,790 based on excess cash flows for fiscal 2008, as required by the terms of our Facility. As of January 31, 2009, we had (i) borrowings outstanding under the term loan portion of our Facility of $251,735, (ii) borrowings outstanding under the revolving portion of our Facility of $62,000, (iii) outstanding letters of credit under the revolving portion of our Facility of $35,643, and (iv) availability under the revolving portion of our Facility of $102,357. During the first quarter of fiscal 2010, we expect to make a $1,616 principal payment on the term loan portion of our Facility based on excess cash flows for fiscal 2009, as required by the terms of our Facility. Accordingly, this amount has been included in the current portion of bank indebtedness and other long-term debt in our accompanying Consolidated Balance Sheet as of January 31, 2009.

The terms of our Facility include financial performance covenants, which include a maximum leverage ratio, and certain restrictive covenants. On March 7, 2008, we amended our Facility to increase our maximum leverage ratio for each of the fiscal quarters of fiscal 2009 through 2012. This covenant requires us to maintain a leverage ratio not to exceed 3.00, 2.75, 2.50 and 2.25 in fiscal 2009, 2010, 2011 and 2012, respectively.  As of January 31, 2009, our leverage ratio was 2.28. Our most significant restrictive covenants limit our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions.

Our Facility permits us to spend an aggregate of $340,994 to repurchase our common stock and/or pay cash dividends, of which $44,052 remains for additional common stock repurchases and/or cash dividend payments, as of January 31, 2009. The aggregate amount allowed for common stock repurchases and/or cash dividend payments is increased each year by a portion of excess cash flows (as defined in our Facility). In addition to being limited by our Facility, our ability to repurchase common stock is limited by our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder. As of January 31, 2009, we are permitted to make additional repurchases of our common stock up to $38,599 under the Stock Repurchase Plan.

Our Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. In addition, we may reinvest proceeds from the sale of assets and carry forward certain unused capital expenditure amounts to the following year. As of January 31, 2009, we expect to be permitted to make total capital expenditures of $172,322 in fiscal 2010.

Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties. We were in compliance with these covenants and all other requirements of our Facility as of January 31, 2009. See Note 10 of Notes to Consolidated Financial Statements for additional details about our Facility, such as repayment schedule and events that could result in an acceleration of amounts due.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

We have fixed rate swap agreements (which were amended effective September 10, 2008) with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%.  These agreements will expire on March 12, 2012.  These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income.  During fiscal 2009, we paid $2,800 for net settlements under our fixed rate swap agreements.  As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future value.

The terms of our Facility are not impacted by any changes in our credit rating. We believe the key Company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability, cash flows from operations, capital expenditures, asset collateral bases and the level of our Adjusted EBITDA relative to our debt obligations. In addition, as noted above, our existing debt agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.

During fiscal 2009, we declared cash dividends of $0.24 per share of common stock, for a total of $12,859. Dividends payable of $3,279 and $3,148 have been included in other current liabilities in our accompanying Consolidated Balance Sheets as of January 31, 2009 and 2008, respectively. The dividends declared during the quarter ended January 31, 2009 were subsequently paid on February 17, 2009.

During fiscal 2009, cash provided by operating activities was $145,737, an increase of $24,372, or 20.1%, from the prior year. This increase is primarily attributable to increases of $5,880 in net income, $5,421 in facility action charges, net, $3,054 in deferred income taxes and $1,379 in the provision for losses on accounts and notes receivable. These increases were partially offset by decreases of $2,076 in losses on sale of property and equipment, capital leases and extinguishment of debt. The remaining fluctuation is attributable primarily to changes in operating assets and liabilities, including accounts receivable, accounts payable and other liability accounts. Working capital account balances can vary significantly, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.

Cash used in investing activities during fiscal 2009 totaled $91,818, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment. Our capital expenditures consist of non-discretionary items, which are expenditures we feel necessary to sustain our business, and discretionary items, which are expenditures related to the growth of our business. Capital expenditures for fiscal 2009 and 2008 were as follows:

	2009	2008
Non-discretionary:
Remodels
Carl’s Jr.	$10,199	$28,735
Hardee’s	20,506	15,610
Capital maintenance
Carl’s Jr.	11,981	10,805
Hardee’s	16,758	16,012
Corporate/other	4,302	7,845
Total non-discretionary	63,746	79,007

Discretionary:
New restaurants
Carl’s Jr.	24,349	22,329
Hardee’s	10,470	10,460
Dual-branding
Carl’s Jr.	901	1,151
Hardee’s	2,327	3,049
Real estate/franchise acquisitions	9,881	12,033
Corporate/other	4,839	2,242
Capital expenditures — discontinued operations	-	3,545
Total discretionary	52,767	54,809
Total	$116,513	$133,816

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Capital expenditures for fiscal 2009 decreased $17,303, or 12.9%, from the prior year mainly due to a $13,640 decrease in restaurant remodel activity and a $3,545 decrease in capital expenditures related to discontinued operations.  Pursuant to our agreement to sell La Salsa, Buyer reimbursed us for substantially all of the capital expenditures — discontinued operations for fiscal 2008. We currently anticipate capital expenditures for fiscal 2010 will be between $100,000 and $110,000. Based on our current capital spending projections, we expect capital expenditures for the next two fiscal years to be between $180,000 and $200,000.

Cash used in financing activities during fiscal 2009, was $56,043, which principally consisted of payments of $12,728 of dividends, repayments of $16,490 on the term loan portion of our Facility, repayments of $5,725 of capital lease obligations, net repayments of borrowings under our revolving credit facility of $4,500 and payments to repurchase common stock of $4,416. We currently anticipate that quarterly dividends will be approximately $13,117 during fiscal 2010.

Long-Term Obligations

Contractual Cash Obligations

The following table presents our long-term contractual cash obligations as of January 31, 2009:

	Payments Due by Periods
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$314,788	$4,341	$5,456	$304,085	$906
Capital lease obligations(1)(2)	62,302	10,708	18,984	13,821	18,789
Operating leases(1)	639,834	85,648	143,006	113,317	297,863
Unconditional purchase obligations(3)	73,537	59,866	5,872	2,812	4,987
Other commitments(4)	3,219	1,620	1,599	—	—
Total contractual cash obligations	$1,093,680	$162,183	$174,917	$434,035	$322,545
__________
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

(4)
Other commitments shown in the table above are comprised of FIN 48 obligations which represent uncertain tax positions. The years for which the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. In addition to the FIN 48 obligations in the table above, approximately $2,606 of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, of which $179 is anticipated to reverse within one year and the remainder of which we are uncertain as to if or when such amounts may be settled. Additionally, there is $11,369 of unrecognized tax positions which are fully offset by a valuation allowance of which we are uncertain as to if or when such amounts may be settled.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Other Commercial Commitments

The following table presents our other commercial commitments as of January 31, 2009. The specific commitments are discussed previously in Item 7, as well as in Note 24 of Notes to Consolidated Financial Statements.

	Amount of Commitment Expirations Per Period
	Total Amounts Committed	Less Than One Year	1-3 Years	3-5 Years	>5 Years
Standby letters of credit under our Facility	$35,643	$9,998	$25,645	$—	$—
Other	6,317	1,649	2,833	1,451	384
Total other commercial commitments	$41,960	$11,647	$28,478	$1,451	$384

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our principal exposures to financial market risks relate to the impact that interest rate changes could have on our Facility and on the fair value of our interest rate swap agreements. As of January 31, 2009, our Facility is comprised of a revolving credit facility and a term loan, which bears interest at an annual rate equal to LIBOR plus 1.50% and LIBOR plus 1.38%, respectively. As of January 31, 2009, we had $313,735 of borrowings and $35,643 of letters of credit outstanding under our Facility. We have entered into interest rate swap agreements with a combined notional amount of $200,000. These agreements will expire on March 12, 2012. The effect of the agreements is to limit the interest rate exposure on a portion of our term loan debt under our Facility to a fixed rate of 6.12%. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future fair value.

A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $1,137. The estimated reduction is based upon the outstanding balance of the borrowings under our Facility that are not covered by our interest rate swaps and the weighted-average interest rate for the fiscal year and assumes no change in the volume, index or composition of debt as in effect on January 31, 2009.

Substantially all of our business is transacted in U.S. dollars. Accordingly, foreign exchange rate fluctuations have not had a significant impact on us and are not expected to in the foreseeable future.

Commodity Price Risk

We purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our accompanying Consolidated Balance Sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of company-operated restaurants revenue.

Item 8. Financial Statements and Supplementary Data

See the Index included at Item 15 — Exhibits, Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of January 31, 2009, our internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CKE Restaurants, Inc.:

We have audited CKE Restaurants, Inc.’s (the Company) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of CKE Restaurants, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CKE Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CKE Restaurants, Inc. and subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2009, and our report dated March 25, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Costa Mesa, California
March 25, 2009

(e) Certifications

The certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. Additionally, in 2008 our CEO submitted to the NYSE an Annual Chief Executive Officer Certification, as required by the commentary to Section 303A.12(a) of the NYSE Listed Company Manual, indicating that he was not aware of any violations by the Company of the NYSE’s corporate governance listing standards. Such certification was unqualified.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information pertaining to directors and executive officers of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2009 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of January 26, 2009. Information concerning the current executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information pertaining to executive compensation is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2009 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of January 26, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information pertaining to security ownership of certain beneficial owners and management and related stockholder matters is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2009 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of January 26, 2009.

Equity Compensation Plan Information

Equity compensation plans as of January 31, 2009 were:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,475,663	$11.61	2,855,038
Equity compensation plans not approved by security holders(1)	340,606	8.65	24,734
Total	4,816,269	$11.40	2,879,772
__________
(1)	Represents options that are part of a “broad-based plan” as then defined by the NYSE. See Note 16 of Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information pertaining to certain relationships and related transactions and director independence of the registrant is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2009 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of January 26, 2009.

Item 14. Principal Accounting Fees and Services

The information pertaining to principal accounting fees and services is hereby incorporated by reference from our Proxy Statement to be used in connection with our 2009 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of January 26, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

		Page
(a)(1)	Index to Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	56
	Consolidated Balance Sheets — as of January 31, 2009 and 2008	57
	Consolidated Statements of Income — for the fiscal years ended January 31, 2009, 2008 and 2007	58
	Consolidated Statements of Stockholders’ Equity — for the fiscal years ended January 31, 2009, 2008 and 2007	59
	Consolidated Statements of Cash Flows — for the fiscal years ended January 31, 2009, 2008 and 2007	60
	Notes to Consolidated Financial Statements	61

All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(a)(2)	Exhibits: An “Exhibit Index” has been filed as a part of this Annual Report on Form 10-K beginning on page 90 hereof and is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE RESTAURANTS, INC.

Date: March 25, 2009	By:	/s/ Andrew F. Puzder
Andrew F. Puzder,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron Allumbaugh	Chairman of the Board	March 25, 2009
Byron Allumbaugh

/s/ Andrew F. Puzder	Chief Executive Officer (Principal	March 25, 2009
Andrew F. Puzder	Executive Officer)

/s/ Theodore Abajian	Executive Vice President, Chief Financial	March 25, 2009
Theodore Abajian	Officer (Principal Financial Officer)

/s/ Reese Stewart	Senior Vice President, Chief Accounting	March 25, 2009
Reese Stewart	Officer (Principal Accounting Officer)

/s/ Peter Churm	Director	March 25, 2009
Peter Churm

/s/ Matthew Goldfarb	Director	March 25, 2009
Matthew Goldfarb

/s/ Carl L. Karcher	Director	March 25, 2009
Carl L. Karcher

/s/ Janet E. Kerr	Director	March 25, 2009
Janet E. Kerr

/s/ Daniel D. Lane	Director	March 25, 2009
Daniel D. Lane

/s/ Daniel E. Ponder, Jr.	Director	March 25, 2009
Daniel E. Ponder, Jr.

/s/ Jerold H. Rubinstein	Director	March 25, 2009
Jerold H. Rubinstein

/s/ Frank P. Willey	Director	March 25, 2009
Frank P. Willey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CKE Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of CKE Restaurants, Inc. and subsidiaries as of January 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and subsidiaries as of January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income taxes in fiscal 2008 due to the adoption of a new accounting pronouncement.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 25, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Costa Mesa, California
March 25, 2009

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2009 AND 2008
(In thousands, except par values)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$17,869	$19,993
Accounts receivable, net	40,738	51,394
Related party trade receivables	4,923	5,179
Inventories, net	24,215	26,030
Prepaid expenses	13,445	12,509
Assets held for sale	805	1,038
Advertising fund assets, restricted	16,340	18,207
Deferred income tax assets, net	20,781	23,768
Other current assets	1,843	2,887
Total current assets	140,959	161,005
Notes receivable, net	3,259	298
Property and equipment, net	543,770	503,774
Property under capital leases, net	23,403	21,104
Deferred income tax assets, net	57,832	72,878
Goodwill	23,688	22,649
Intangible assets, net	2,508	2,677
Other assets, net	9,268	7,326
Total assets	$804,687	$791,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$4,341	$18,024
Current portion of capital lease obligations	6,389	5,774
Accounts payable	60,903	80,697
Advertising fund liabilities	16,340	18,207
Other current liabilities	91,765	85,813
Total current liabilities	179,738	208,515
Bank indebtedness and other long-term debt, less current portion	310,447	333,082
Capital lease obligations, less current portion	36,273	35,156
Other long-term liabilities	83,953	69,716
Total liabilities	610,411	646,469

Commitments and contingencies (Notes 7, 9, 10, 11 and 24)
Subsequent events (Notes 6, 10, 12, 16 and 21)

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; authorized 100,000 shares; 54,653 shares issued and outstanding as of January 31, 2009 and 52,504 shares issued and 52,476 shares outstanding as of January 31, 2008	546	525
Common stock held in treasury, at cost; none and 28 shares as of January 31, 2009 and 2008, respectively	—	(359)
Additional paid-in capital	276,068	251,524
Accumulated deficit	(82,338)	(106,448)
Total stockholders’ equity	194,276	145,242
Total liabilities and stockholders’ equity	$804,687	$791,711

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED JANUARY 31, 2009, 2008 AND 2007
 (In thousands, except per share amounts)

	2009	2008	2007
Revenue:
Company-operated restaurants	$1,131,312	$1,201,577	$1,225,227
Franchised and licensed restaurants and other	351,398	333,057	316,844
Total revenue	1,482,710	1,534,634	1,542,071
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	335,707	356,332	352,952
Payroll and other employee benefits	322,936	350,526	355,933
Occupancy and other	258,995	267,372	261,576
Total restaurant operating costs	917,638	974,230	970,461
Franchised and licensed restaurants and other	269,699	258,295	239,520
Advertising	66,911	70,324	70,914
General and administrative	140,303	144,035	146,939
Facility action charges, net	4,139	(577)	3,543
Total operating costs and expenses	1,398,690	1,446,307	1,431,377
Operating income	84,020	88,327	110,694
Interest expense	(28,609)	(33,033)	(19,768)
Conversion inducement expense	—	—	(6,406)
Other income, net	3,078	4,437	3,693
Income before income taxes and discontinued operations	58,489	59,731	88,213
Income tax expense	21,533	24,659	34,019
Income from continuing operations	36,956	35,072	54,194
Discontinued operations:
Loss from discontinued operations (net of income tax expense (benefit) of $1,953 for 2008 and $(2,120) for 2007)	—	(3,996)	(4,022)
Net income	$36,956	$31,076	$50,172
Basic income per common share:
Continuing operations	$0.71	$0.59	$0.85
Discontinued operations	—	(0.07)	(0.06)
Net income	$0.71	$0.52	$0.79
Diluted income per common share:
Continuing operations	$0.69	$0.57	$0.77
Discontinued operations	—	(0.07)	(0.05)
Net income	$0.69	$0.50	$0.72
Dividends per common share	$0.24	$0.24	$0.16
Weighted-average common shares outstanding:
Basic	52,254	59,410	63,562
Dilutive effect of stock options, convertible notes and restricted stock	2,028	3,149	8,815
Diluted	54,282	62,559	72,377

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 31, 2009, 2008 AND 2007
 (In thousands)
						Unearned
			Common Stock		Additional	Compensation		Total
	Common Stock		Held in Treasury		Paid-In	on Restricted	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance as of January 31, 2006	59,803	$598	—	$—	$472,834	$(1,816)	$(162,678)	$308,938
Cash dividends declared	—	—	—	—	—	—	(10,397)	(10,397)
Issuance of restricted stock awards, net of forfeitures	634	6	—	—	(6)	—	—	—
Reclassification of unearned compensation pursuant to SFAS 123R adoption	—	—	—	—	(1,816)	1,816	—	—
Exercise of stock options	1,175	12	—	—	10,315	—	—	10,327
Conversion of 2023 Convertible Notes into common stock	10,224	102	—	—	88,375	—	—	88,477
Net tax benefit from exercise of stock options and vesting of restricted stock awards	—	—	—	—	4,078	—	—	4,078
Share-based compensation expense	—	—	—	—	8,308	—	—	8,308
Repurchase and retirement of common stock	(4,589)	(46)	(18)	(360)	(80,651)	—	—	(81,057)
Net income	—	—	—	—	—	—	50,172	50,172
Balance as of January 31, 2007	67,247	672	(18)	(360)	501,437	—	(122,903)	378,846
Cash dividends declared	—	—	—	—	—	—	(13,850)	(13,850)
Issuance of restricted stock awards, net of forfeitures	643	6	—	—	(6)	—	—	—
Exercise of stock options	459	5	—	—	3,317	—	—	3,322
Net tax benefit from exercise of stock options and vesting of restricted stock awards	—	—	—	—	1,904	—	—	1,904
Share-based compensation expense	—	—	—	—	11,355	—	—	11,355
Repurchase and retirement of common stock	(15,845)	(158)	(10)	1	(266,483)	—	—	(266,640)
Net income	—	—	—	—	—	—	31,076	31,076
FIN 48 transition amount	—	—	—	—	—	—	(771)	(771)
Balance as of January 31, 2008	52,504	525	(28)	(359)	251,524	—	(106,448)	145,242
Cash dividends declared	—	—	—	—	—	—	(12,846)	(12,846)
Issuance of restricted stock awards, net of forfeitures	636	6	—	—	(6)	—	—	—
Exercise of stock options	218	2	—	—	1,624	—	—	1,626
Conversion of 2023 Convertible Notes into common stock	1,787	18	—	—	15,149	—	—	15,167
Net tax deficiency from exercise of stock options and vesting of restricted stock awards	—	—	—	—	(242)	—	—	(242)
Share-based compensation expense	—	—	—	—	12,521	—	—	12,521
Repurchase and retirement of common stock	(492)	(5)	28	359	(4,502)	—	—	(4,148)
Net income	—	—	—	—	—	—	36,956	36,956
Balance as of January 31, 2009	54,653	$546	—	$—	$276,068	$—	$(82,338)	$194,276

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 31, 2009, 2008 AND 2007
(In thousands)

	Fiscal Years Ended January 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$36,956	$31,076	$50,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,497	64,102	62,418
Amortization of deferred loan fees	1,186	930	3,097
Share-based compensation expense	12,521	11,355	8,308
Change in fair value of interest rate swap agreements	9,010	11,380	—
Provision for (recovery of) losses on accounts and notes receivable	309	(1,070)	(192)
Loss on sale of property and equipment, capital leases and extinguishment of debt	2,353	4,429	3,449
Facility action charges, net	4,139	(1,282)	8,546
Deferred income taxes	18,033	14,979	25,961
Other non-cash charges	34	48	77
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	6,298	(8,431)	(9,095)
Estimated liability for closed restaurants and estimated liability for self-insurance	(4,140)	(5,028)	(5,181)
Accounts payable and other current and long-term liabilities	(4,459)	(1,123)	15,585
Net cash provided by operating activities	145,737	121,365	163,145
Cash flows from investing activities:
Purchases of property and equipment	(114,165)	(133,816)	(117,268)
Proceeds from sale of property and equipment	22,689	56,419	21,929
Collections of non-trade notes receivable	3,048	5,406	3,749
Acquisition of restaurants, net of cash received	(3,477)	—	—
Decrease in cash upon deconsolidation of variable interest entity	—	(49)	—
Disposition of La Salsa, net of cash surrendered	—	5,720	—
Other investing activities	87	70	62
Net cash used in investing activities	(91,818)	(66,250)	(91,528)
Cash flows from financing activities:
Net change in bank overdraft	(13,424)	8,791	2,620
Borrowings under revolving credit facility	153,000	372,500	127,000
Repayments of borrowings under revolving credit facility	(157,500)	(351,500)	(89,500)
Borrowings under credit facility term loan	—	200,179	—
Repayments of credit facility term loan	(16,490)	(1,775)	(28,928)
Repayments of other long-term debt	(161)	(160)	(145)
Borrowing by consolidated variable interest entity	—	—	38
Repayments of capital lease obligations	(5,725)	(5,340)	(4,937)
Payment of deferred loan fees	(399)	(1,279)	(2,733)
Repurchase of common stock	(4,416)	(266,732)	(80,697)
Exercise of stock options	1,626	3,322	10,327
Excess tax benefits from exercise of stock options and vesting of restricted stock awards	174	1,611	2,801
Dividends paid on common stock	(12,728)	(13,419)	(10,126)
Net cash used in financing activities	(56,043)	(53,802)	(74,280)
Net (decrease) increase in cash and cash equivalents	(2,124)	1,313	(2,663)
Cash and cash equivalents at beginning of year	19,993	18,680	21,343
Cash and cash equivalents at end of year	$17,869	$19,993	$18,680

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JANUARY 31, 2009, 2008 AND 2007
(Dollars in thousands, except per share amounts)

Note 1 — Organization and Significant Accounting Policies

Description of Business

CKE Restaurants, Inc.® (“CKE” or “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, Green Burrito® and Red Burritotm concepts. References to CKE Restaurants, Inc. throughout these Notes to Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”

Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of January 31, 2009, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	416	482	1	899
Franchised and licensed	779	1,426	12	2,217
Total	1,195	1,908	13	3,116

Basis of Presentation and Fiscal Year

Our accompanying Consolidated Financial Statements include the accounts of CKE, our wholly-owned subsidiaries, and certain variable interest entities for which we are the primary beneficiary and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  All significant intercompany transactions are eliminated.

We operate on a retail accounting calendar. Our fiscal year is comprised of 13 four-week accounting periods, and ends on the last Monday in January each year. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. For clarity of presentation, we generally label all years presented as if the fiscal year ended January 31 (e.g., the fiscal year ended January 26, 2009, is referred to as fiscal 2009 or the fiscal year ended January 31, 2009).

Certain prior year amounts in the accompanying Consolidated Financial Statements have been reclassified to conform to current year presentation.

Variable Interest Entities

As required by Financial Accounting Standards Board (“FASB”) Interpretation 46R, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (“FIN 46R”), we consolidate one national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”). We have included $16,340 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Consolidated Balance Sheet as of January 31, 2009, and $18,207 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Consolidated Balance Sheet as of January 31, 2008. Advertising fund assets, restricted, are comprised primarily of cash and receivables. These assets are restricted to funding the advertising fund liabilities. Advertising fund liabilities are comprised primarily of accounts payable and deferred obligations. The Hardee’s Funds have been included in our accompanying Consolidated Statements of Income for the fiscal years ended January 31, 2009, 2008 and 2007, on a net basis, whereby, in accordance with Statement of Financial Accounting Standards (“SFAS”) 45, Accounting for Franchise Fee Revenue, we do not reflect franchisee contributions as revenue, but rather as an offset to reported advertising expenses. The Hardee’s Funds have been included in our accompanying Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2009, 2008 and 2007, but had no net impact.

During fiscal 2008 and 2007, we also consolidated one of our Hardee’s franchisees because we concluded that we were the primary beneficiary of this variable interest entity (“VIE”). We stopped consolidating this VIE in the fourth quarter of fiscal 2008 when we terminated its franchise agreement and began operating its five restaurants as company-operated restaurants. The operating results of this VIE have been included in our accompanying Consolidated Statements of Income for the fiscal years ended January 31, 2008 and 2007 and are not significant to our consolidated results of operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Although the VIEs referred to above have been included in our accompanying Consolidated Financial Statements, we have no rights to the assets, nor do we have any obligation with respect to the liabilities, of these VIEs, and none of our assets serve as collateral for the creditors of these VIEs.

Certain of our franchisees, which combine to operate approximately 5.9% of all our franchised restaurants, are VIEs in which we hold a significant variable interest, but for which we are not the primary beneficiary. As of January 31, 2009, we have exposures of $11,267 related to these VIEs, which relate to the collection of trade receivables and our lease obligations for properties subleased to these entities.

Estimations

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

•	estimation of the appropriate allowances associated with franchisee, licensee and other receivables;

•	determination of the appropriate assumptions to use to estimate the fair value of share-based compensation; and

•	estimation of our deferred income tax asset valuation allowance, liabilities related to uncertain tax positions and effective tax rate.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, highly liquid investments purchased with original maturities of three months or less are considered cash equivalents.

    Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consist primarily of restaurant food, paper, equipment and supplies.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Assets Held for Sale

Assets held for sale consist of surplus restaurant properties and company-operated restaurants that we expect to sell within one year. Such assets are classified as assets held for sale upon meeting the requirements of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We no longer depreciate assets once classified as held for sale.

As of January 31, 2009, total assets held for sale were $805 and were comprised of four surplus properties in our Hardee’s operating segment.  As of January 31, 2008, total assets held for sale were $1,038 and were comprised of four surplus properties in our Hardee’s operating segment.

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

Leases

We account for our leases in accordance with SFAS 13 and other related guidance. At the inception of each lease, we perform an evaluation to determine whether the lease is an operating or capital lease. The lease term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured because failure to exercise such option would result in an economic penalty. Such economic penalty would typically result from our having to abandon buildings and other non-detachable improvements with remaining economic value upon vacating the property.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the first quarters of fiscal 2009, 2008 and 2007, we completed our annual assessments of the valuation of the Carl’s Jr. brand. Those assessments concluded that the fair value of the brand exceeded the carrying value and no impairment was recorded. As of January 31, 2009 and 2008, we had $23,688 and $22,649, respectively, in goodwill recorded on our accompanying Consolidated Balance Sheets.

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

We incur expenses that benefit both our franchisee and licensee communities. These expenses, along with other costs of sales and servicing of franchise and license agreements, are charged to franchised and licensed restaurants and other expense as incurred. Franchised and licensed restaurants and other revenue also includes rental revenue from leasing or subleasing restaurants to franchisees. The related occupancy costs are included in franchised and licensed restaurants and other expense. If we sublease restaurants to a franchisee that results in a probable loss over the term of the lease, a lease subsidy allowance is established at inception and charged to facility action charges, net. (See accounting policy for Facility Action Charges, Store Closure Costs, below.)

Each quarter, we perform an analysis to estimate bad debts for each franchisee, compare the aggregate result of that analysis to the allowances for doubtful accounts and adjust the allowances as appropriate. Additionally, we cease accruing royalties and rental revenue from franchisees during the fiscal quarter in which we determine that collectability of such amounts is not reasonably assured. Over time, our assessment of individual franchisees may change. For instance, we have had some franchisees, who in the past we had determined required an estimated loss equal to the total amount of the receivable, which have paid us in full or established a consistent record of payments (generally six months) such that we determined an allowance was no longer required.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Share-Based Compensation

We adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), as of the beginning of fiscal 2007, using the modified prospective approach. Under SFAS 123R, share-based compensation cost is recognized ratably over the requisite service period and includes (i) previously unrecognized compensation cost for all share-based payments granted prior to, but not yet vested as of, January 31, 2006 based on their fair values measured at the grant date, (ii) compensation cost of all share-based payments granted subsequent to January 31, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to January 31, 2006 measured as of the date of such modification. In addition, these amounts are adjusted for forfeitures, estimated at the time of the grant, subsequently revised to reflect actual forfeitures.

For tax purposes, we expect to be entitled to a tax deduction, subject to certain limitations, based on the fair value of certain equity awards when the restrictions lapse or stock options are exercised. The cumulative compensation cost recognized for certain equity awards pursuant to SFAS 123R and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by SFAS 109, Accounting for Income Taxes. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in our financial statements, if any, will be recorded as an increase to additional paid-in capital when realized. A deferred tax asset recorded for compensation cost recognized in the financial statements that exceeds the amount that is ultimately realized on the tax return, if any, will be charged to income tax expense when the restrictions lapse or stock options are exercised or expire unless we have an available additional paid-in capital pool, as defined pursuant to SFAS 123R.

As of January 31, 2009, we had several share-based compensation plans in effect, which are described more fully in Note 16.

  Loss Contingencies

As required by SFAS 5, Accounting for Contingencies, we assess each loss contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our Consolidated Financial Statements. We do not record liabilities for losses we believe are only reasonably possible to result in an adverse outcome. See Note 24 for further discussion.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have stop-loss insurance for individual workers’ compensation and general liability claims over $500 and auto liability claims over $250. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 3.5% as of January 31, 2009. In determining our estimated liability, management, with the assistance of our actuary, develops assumptions based on the average historical losses on claims we have incurred, actuarial observations of historical claim loss development, and our actuary’s estimate of unpaid losses for each loss category. As of January 31, 2009, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $36,972.

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

(i) Impairment of Long-Lived Assets

During the second and fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we review long-lived assets, such as property and equipment and purchased intangibles subject to amortization, for impairment in accordance with SFAS 144.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset (including the value of associated intangible assets) to its related estimated undiscounted future cash flows. If the undiscounted future cash flows are less than the carrying value, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. We typically estimate the fair value of assets based on the estimated future cash flows discounted at an estimated weighted-average cost of capital.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The estimated liability for closed restaurants on properties vacated is based on the terms of the lease as well as estimated maintenance costs until the lease has been abated. The amount of the estimated liability established is the present value of these estimated future payments, net of the present value of expected sublease income. The interest rate used to calculate the present value of these liabilities is based on an estimated credit-adjusted risk-free rate at the time the liability is established. The related discount is amortized and shown in facility action charges, net in our accompanying Consolidated Statements of Income.

(iii) Gain (Loss) on the Sale of Restaurants

We record gains and losses on the sale of restaurants as the difference between the net proceeds received and net carrying values of the net assets of the restaurants sold.

(iv) Amortization of Discount Related to Estimated Liability for Closed Restaurants

When we calculate the present value of the estimated liability for closed restaurants, we use an interest rate that is based on an estimated credit-adjusted risk-free rate at the time the liability is established. This estimated credit-adjusted risk-free rate was 6.0% as of January 31, 2009. We amortize the discount over the expected term of the lease.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable. In performing this analysis, we consider all available evidence, both positive and negative, including historical operating results, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards and potential tax planning strategies that may be employed to prevent an operating loss or tax credit carryforwards from expiring unused. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, in fiscal 2008. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 19 for a description of the impact of this adoption on our consolidated financial position and results of operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In accordance with FIN 48, we maintain a liability for underpayment of income taxes and related interest and penalties, if any, for uncertain income tax positions. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Our policy on the classification of interest and penalties related to the underpayment of income taxes and uncertain tax positions is to record interest in interest expense, and to record penalties, if any, in general and administrative expense, in our consolidated statements of income. Accrued interest and penalties are included in our liability for uncertain tax positions.

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

The dilutive effect of stock options is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, unamortized compensation on share-based awards, and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase our common stock at the average market price during the period. The dilutive effect of unvested time-vested restricted stock awards is determined using the “treasury stock” method, whereby vesting is assumed at the beginning of the reporting period, and unamortized compensation on share-based awards and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase our common stock at the average market price during the period. The dilutive effect of unvested performance-vested restricted stock awards is determined by treating those shares that would vest as of the end of the reporting period as outstanding for the entire reporting period.  The dilutive effect of convertible debt is determined using the “if-converted” method, whereby interest charges and amortization of debt issuance costs, net of taxes, applicable to the convertible debt are added back to income and the convertible debt is assumed to have been converted at the beginning of the reporting period, with the resulting common shares being included in weighted-average shares.

The table below presents the computation of basic and diluted income per share for fiscal 2009, 2008 and 2007 as follows:

	2009	2008	2007
	(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$36,956	$35,072	$54,194
Loss from discontinued operations	—	(3,996)	(4,022)
Net income for computation of basic income per share	$36,956	$31,076	$50,172
Adjustment for interest and amortization costs for 2023 Convertible Notes, net of related tax effect	$292	$444	$1,880
Income from continuing operations for computation of diluted income per share	$37,248	$35,516	$56,074
Net income for computation of diluted income per share	$37,248	$31,520	$52,052

Denominator:
Weighted-average shares for computation of basic income per share	52,254	59,410	63,562
Dilutive effect of stock options and restricted stock awards	840	1,397	1,509
Dilutive effect of 2023 Convertible Notes	1,188	1,752	7,306
Weighted-average shares for computation of diluted income per share	54,282	62,559	72,377

Basic income per share:
Basic income per share from continuing operations	$0.71	$0.59	$0.85
Basic loss per share from discontinued operations	—	(0.07)	(0.06)
Basic net income per share	$0.71	$0.52	$0.79

Diluted income per share:
Diluted income per share from continuing operations	$0.69	$0.57	$0.77
Diluted loss per share from discontinued operations	—	(0.07)	(0.05)
Diluted net income per share	$0.69	$0.50	$0.72

We excluded 3,472, 1,332 and 1,897 potentially dilutive shares of our common stock, in thousands, related to stock options and restricted stock, from the computation of diluted income per share as their effect would have been anti-dilutive for fiscal 2009, 2008 and 2007, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Derivative Financial Instruments

We do not use derivative instruments for trading purposes. Currently our only derivative instruments are interest rate swap agreements with various counterparties.

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

Comprehensive Income

We did not have any items of other comprehensive income requiring reporting under SFAS 130, Reporting Comprehensive Income, during fiscal 2009, 2008 and 2007.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our segments are determined at the brand level (see Note 20).

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

Note 2 — New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurments. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. We have adopted the standard for those assets and liabilities as of the beginning of fiscal 2009, and there was no impact on our consolidated financial position or results of operations (see Note 3). In February 2008, the FASB deferred the effective date of SFAS 157 for one year for certain non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). We are currently evaluating the impact of adopting SFAS 157 at the beginning of fiscal 2010 for non-financial assets and liabilities on our consolidated financial position and results of operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for fiscal periods beginning after December 15, 2008, which for us is the first quarter of fiscal 2010. We expect the adoption of FSP EITF 03-6-1 to impact the amount of our previously-reported earnings per share, but have not yet determined the amount.

Note 3 — Fair Value of Financial Instruments

The following table presents information on our financial instruments as of January 31, 2009 and 2008:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$17,869	$17,869	$19,993	$19,993
Notes receivable, net of allowance for doubtful accounts	5,406	5,171	7,132	6,979
Financial liabilities —
Long-term debt and bank indebtedness, including current portion	314,788	269,186	351,106	360,762

The fair value of cash and cash equivalents approximates its carrying amount due to its short maturity. The estimated fair value of notes receivable was determined by discounting future cash flows using current rates at which similar loans might be made to borrowers with similar credit ratings.  The estimated fair value of long-term debt was determined by using market quotes for our 2023 Convertible Notes and using a combination of discounting future cash flows using rates currently available to us for debt with similar terms and remaining maturities.

As of the beginning of fiscal 2009, we adopted SFAS 157 for financial assets and liabilities. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets or liabilities;

Level 2 -
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of January 31, 2009:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$17,590	$—	$17,590	$—

The interest rate swap agreements are recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of our interest rate swap agreements, credit spreads for the contracting parties and interest rate curves.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4 — Accounts Receivable, Net and Notes Receivable, Net

Accounts receivable, net, as of January 31, 2009 and 2008 consisted of the following:

	2009	2008
Trade receivables	$34,888	$37,277
Refundable income taxes	4,231	7,497
Notes receivable, current portion	2,217	7,199
Other	122	176
Allowance for doubtful accounts	(720)	(755)
	$40,738	$51,394

The long-term portion of notes receivable, net, as of January 31, 2009 and 2008 consisted of the following:

	2009	2008
Franchisees	$676	$906
Other	3,112	—
Allowance for doubtful accounts	(529)	(608)
	$3,259	$298

The following table summarizes the activity in the allowances for doubtful accounts for fiscal 2007, 2008 and 2009:

	Accounts Receivable	Notes Receivable	Total
Balance as of January 31, 2006	$2,816	$6,257	$9,073
(Recovery of provision) provision	(1,501)	1,244	(257)
Charge-offs	(494)	(4,715)	(5,209)
Balance as of January 31, 2007	821	2,786	3,607
Recovery of provision	(24)	(1,170)	(1,194)
Charge-offs	(42)	(1,008)	(1,050)
Balance as of January 31, 2008	755	608	1,363
Provision	272	53	325
Charge-offs	(307)	(132)	(439)
Balance as of January 31, 2009	$720	$529	$1,249

Note 5 — Property and Equipment, Net

Property and equipment, net, consisted of the following as of January 31, 2009 and 2008:

	Estimated Useful Life	2009	2008
Land		$124,492	$125,963
Leasehold improvements	3-25 years	202,598	196,005
Buildings and improvements	3-40 years	340,777	303,535
Equipment, furniture and fixtures	3-10 years	296,278	300,463
		964,145	925,966
Less accumulated depreciation and amortization		(420,375)	(422,192)
		$543,770	$503,774

During fiscal 2009, 2008 and 2007, we capitalized interest costs in the amounts of $1,294, $2,059 and $784, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6 – Purchase and Sale of Assets

Hardee’s Refranchising Program

During fiscal 2009, we completed our refranchising program for our Hardee’s concept. The following table summarizes the sale of company-operated Hardee’s restaurants to franchisees and the related impact on our consolidated financial statements.

	Fiscal
	2009	2008
Number of franchisees	6	7
Company-operated restaurants sold	102	136
Net book value of restaurants sold	$14,454	$46,328
Net proceeds	16,979	53,009
Initial franchise fees received	2,640	2,735
Net (loss) gain from refranchising	(2,036)	2,457

As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in real property related to the restaurant locations.  Initial franchise fees received from franchisees are included in franchised and licensed restaurants and other revenue, and net (loss) gain from refranchising is included in facility action charges, net, in our accompanying Consolidated Statements of Income, in our Hardee’s segment.  There were no refranchising transactions in fiscal 2007.

Related Party Transactions

During fiscal 2009, we sold three company-operated Carl’s Jr. restaurants and related real property with a net book value of $1,068 to two former executives and new franchisee. In connection with this transaction, we received aggregate consideration of $2,173, including $100 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $983, which is included in facility action charges, net, in our accompanying Consolidated Statement of Income for fiscal 2009, in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

During fiscal 2009, we purchased the lease rights for a restaurant property, including the right to purchase the underlying land for an amount substantially below its fair value, and the building constructed on the leased land from a Trust, which is a related party of a member of our Board of Directors.  In connection with this transaction, we paid aggregate consideration of $1,868. The building is recorded at its estimated fair market value of $100, and the remaining $1,768 is included in land, in property and equipment, net in our accompanying Consolidated Balance Sheet, as of January 31, 2009. Subsequent to January 31, 2009, we exercised the lease’s bargain purchase option and paid $160 to acquire the leased land.

Purchase of Restaurant Assets.

On January 19, 2009, we purchased five Hardee’s restaurants from one of our franchisees for $3,477, net of cash acquired. As a result of this transaction, we recorded inventory of $38, property and equipment of $2,348, identifiable intangible assets of $52 and goodwill of $1,039. A sixth restaurant owned by franchisee will continue to be operated by the franchisee under the existing franchise agreement.

Note 7 — Leases

We occupy land and buildings under lease agreements expiring on various dates through fiscal 2032. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of revenue in excess of specified levels, are often required. Most leases obligate us to pay costs of maintenance, insurance and property taxes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Property under capital leases, net, consisted of the following as of January 31, 2009 and 2008:

	2009	2008
Buildings	$66,999	$67,182
Equipment	4,745	312
	71,744	67,494
Less accumulated amortization	(48,341)	(46,390)
	$23,403	$21,104

We sublease to our franchisees some of our property under capital leases. These assets are recorded as leases receivables and are included in other current assets and other assets instead of property under capital leases.

Net leases receivable consisted of the following, as of January 31, 2009 and 2008:

	2009	2008
Lease payments receivable	$3,420	$875
Less unearned income	(1,250)	(265)
	2,170	610
Less leases receivable in other current assets	(123)	(70)
Net leases receivable in other assets, net	$2,047	$540

We have leased and subleased land and buildings to others, primarily as a result of the franchising of certain restaurants. Many of these leases provide for fixed payments with contingent rent when revenue exceeds certain levels, while others provide for monthly rentals based on a percentage of revenue. Lessees generally bear the cost of maintenance, insurance and property taxes. The carrying value of assets leased to others as of January 31, 2009 and 2008 was as follows:

	2009	2008
Land	$18,231	$9,581
Leasehold improvements	5,477	4,934
Buildings and improvements	26,017	12,910
Equipment, furniture and fixtures	975	779
	50,700	28,204
Less accumulated depreciation and amortization	(17,511)	(11,994)
	$33,189	$16,210

Minimum lease payments for all leases, including those in the estimated liability for closed restaurants, and the present value of net minimum lease payments for capital leases as of January 31, 2009 are as follows:

	Capital	Operating
Fiscal:
2010	$10,708	$85,648
2011	9,964	76,070
2012	9,020	66,936
2013	7,859	59,196
2014	5,962	54,121
Thereafter	18,789	297,863
Total minimum lease payments	62,302	$639,834
Less amount representing interest	(19,640)
Present value of minimum lease payments (interest rates primarily ranging from 6% to 14%)	42,662
Less current portion	(6,389)
Capital lease obligations, excluding current portion	$36,273

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Total minimum lease payments have not been reduced for future minimum sublease rentals expected to be received. As of January 31, 2009, future minimum lease and sublease rental revenue expected to be received including amounts reducing the estimated liability for closed restaurants but not including contingent rentals (which may be received under certain leases), are as follows:

	Capital Subleases	Operating Leases or Subleases
Fiscal:
2010	$287	$32,119
2011	287	28,678
2012	287	23,316
2013	287	19,278
2014	297	16,396
Thereafter	1,975	79,285
Total future minimum rentals	$3,420	$199,072

Net rent expense under non-cancelable operating leases for fiscal 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Minimum rentals	$91,896	$88,405	$84,833
Contingent rentals	3,559	3,924	4,205
Gross rent expense	95,455	92,329	89,038
Less minimum sublease rentals	(31,133)	(28,588)	(27,626)
Less contingent sublease rentals	(3,350)	(3,830)	(3,610)
	$60,972	$59,911	$57,802

During fiscal 2002, we entered into certain sale leaseback transactions relating to restaurant properties we currently operate through which we generated net gains of $5,158. The net gains from such transactions were deferred and are being amortized as a reduction to occupancy and other operating costs over the terms of the leases. During fiscal 2009, 2008 and 2007, we recognized gains of $342, $339 and $368, respectively.

Note 8 — Intangible Assets, Net

As of January 31, 2009 and 2008, intangible assets with finite useful lives were primarily comprised of intangible assets obtained through our acquisition of Santa Barbara Restaurant Group, Inc. (“SBRG”) in fiscal 2003 and our Hardee’s acquisition transactions in fiscal 1999 and 1998. We amortize these assets on the straight-line basis over amortization periods ranging from 11 to 43 years.

The table below presents identifiable, definite-lived intangible assets as of January 31, 2009 and 2008:

	Weighted-	January 31, 2009			January 31, 2008
	Average	Gross		Net	Gross		Net
	Average Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangible Asset	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	20	$3,166	$(1,093)	$2,073	$3,166	$(935)	$2,231
Favorable lease agreements	22	1,089	(706)	383	1,085	(639)	446
Franchise agreement	11	52	—	52	—	—	—
		$4,307	$(1,799)	$2,508	$4,251	$(1,574)	$2,677

Amortization expense related to these intangible assets for fiscal 2009, 2008 and 2007 was $225, $213 and $284, respectively.  For fiscal 2010 through 2012, amortization expense is expected to be approximately $225 annually. For fiscal 2013 and 2014, amortization expense is expected to be approximately $217 and $205, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 — Other Current Liabilities

Other current liabilities as of January 31, 2009 and 2008 consisted of the following:

	2009	2008
Salaries, wages and other benefits	$30,094	$29,682
Estimated liability for self-insurance, current portion	10,547	9,984
Interest rate swaps, current portion	7,234	2,012
State sales taxes	5,643	5,769
Accrued property taxes	5,070	4,553
Accrued utilities	3,670	3,505
Estimated liability for closed restaurants, current portion	3,367	3,264
Accrued interest	415	1,284
Estimated liability for litigation	215	173
Other accrued liabilities	25,510	25,587
	$91,765	$85,813

Note 10 — Long-Term Debt and Bank Indebtedness

Long-term debt and bank indebtedness as of January 31, 2009 and 2008 consisted of the following:

	2009	2008
Borrowings under revolving portion of our Facility	$62,000	$66,500
Term loan under our Facility	251,735	268,225
Convertible subordinated notes due 2023, interest at 4%	—	15,167
Other long-term debt	1,053	1,214
	314,788	351,106
Less current portion	(4,341)	(18,024)
	$310,447	$333,082

Interest expense for fiscal 2009, 2008 and 2007 consisted of the following:

	2009	2008	2007
Facility	$12,580	$14,093	$6,089
Change in fair value of interest rate swap agreements	9,010	11,380	—
Capital lease obligations	4,546	5,074	5,665
2023 Convertible Notes	404	608	2,553
Amortization of deferred loan fees	1,081	918	3,096
Letter of credit fees and other	988	960	2,365
Total interest expense	$28,609	$33,033	$19,768

We amended and restated our senior credit facility (“Facility”) on March 27, 2007 and amended our Facility again on May 3, 2007, August 27, 2007, and March 7, 2008. Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. During the first quarter of fiscal 2010, we expect to make a $1,616 principal payment on the term loan portion of our Facility based on excess cash flows for fiscal 2009, as required by the terms of our Facility. Accordingly, this amount has been included in the current portion of bank indebtedness and other long-term debt in our accompanying Consolidated Balance Sheet as of January 31, 2009. The remaining principal amount of the term loan is scheduled to be repaid in quarterly installments of $675 through January 1, 2012; three quarterly payments of $64,175, beginning on April 1, 2012; and a final payment of $49,494 due on January 1, 2013.

During fiscal 2009, we made $16,490 of regularly scheduled principal payments on the term loan, including a payment of $13,790 based on excess cash flows for fiscal 2008, as required by the terms of our Facility. As of January 31, 2009, we had (i) borrowings outstanding under the term loan portion of our Facility of $251,735, (ii) borrowings outstanding under the revolving portion of our Facility of $62,000, (iii) outstanding letters of credit under the revolving portion of our Facility of $35,643, and (iv) availability under the revolving portion of our Facility of $102,357.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of January 31, 2009, the applicable interest rate on the term loan was the London Inter Bank Offering Rate (“LIBOR”) plus 1.38% per annum. Our outstanding borrowings under the revolving loan portion of our Facility bore interest at rates that were locked in for fixed terms of approximately 30 days, at LIBOR plus 1.50%, per annum, at January 31, 2009, and at Prime plus 0.50% or at LIBOR plus 1.50%, per annum, at January 31, 2008. As of January 31, 2009 and 2008, borrowings under the revolving loan bore interest at weighted-average rates of 1.93% and 5.76% per annum, respectively. We also incur fees on outstanding letters of credit under our Facility at a per annum rate equal to 1.50% times the stated amounts.

We have fixed rate swap agreements (which were amended effective September 10, 2008) with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%. These agreements will expire on March 12, 2012. These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income. We recorded interest expense under the swaps of $9,010 and $11,380 during fiscal 2009 and 2008, respectively, to adjust the carrying value of the interest rate swap agreements to the fair value. During fiscal 2009, we paid $2,800 for net settlements under our fixed swap agreements.  The fair value of the interest rate swap agreements, inclusive of unpaid periodic settlements, is included in other current liabilities and other long-term liabilities, in our accompanying Consolidated Balance Sheets, and was $17,590 and $11,380 as of January 31, 2009 and 2008, respectively. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure.

The terms of our Facility include financial performance covenants, which include a maximum leverage ratio, and certain restrictive covenants. On March 7, 2008 we amended our Facility to increase our maximum leverage ratio for each of the fiscal quarters of fiscal 2009 through 2012. This covenant requires us to maintain a leverage ratio not to exceed 3.00, 2.75, 2.50 and 2.25 in fiscal 2009, 2010, 2011 and 2012, respectively.  As of January 31, 2009, our leverage ratio was 2.28. Our most significant restrictive covenants limit our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions. Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties.

Our Facility permits us to spend an aggregate of $340,994 to repurchase our common stock and/or pay cash dividends, of which $44,052 remains for additional common stock repurchases and/or cash dividend payments, as of January 31, 2009. The aggregate amount allowed for common stock repurchases and/or cash dividend payments is increased each year by a portion of excess cash flows (as defined in our Facility). In addition to being limited by our Facility, our ability to repurchase common stock is limited by our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder. As of January 31, 2009, we are permitted to make additional repurchases of our common stock up to $38,599 under the Stock Repurchase Plan.

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

The terms of our Facility are not impacted by changes in our credit rating. We believe the key Company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability, cash flows from operations, capital expenditures, asset collateral bases and the level of our Adjusted EBITDA relative to our debt obligations. In addition, as noted above, our existing debt agreements include significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.

Our Convertible Subordinated Notes due 2023 (“2023 Convertible Notes”) bore interest at 4% annually.  During fiscal 2007, in response to unsolicited offers from the holders of $89,833 of the 2023 Convertible Notes, we made cash payments to the holders, comprised of accrued interest through the dates of conversion and inducements for the holders to convert in lieu of payment of future interest on the converted notes. The inducement payments were $6,406, and are included in the conversion inducement expense in our accompanying Consolidated Statement of Income for the fiscal year ended January 31, 2007.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Effective August 11, 2008, the cumulative dividends declared since the most recent conversion rate adjustment resulted in a 1.0404% change in the conversion rate per $1 of the 2023 Convertible Notes, from the previous conversion rate of 116.6063 to an adjusted conversion rate of 117.8195.  As a result of the conversion rate adjustment, the previous conversion price of approximately $8.58 per share was adjusted to a conversion price of approximately $8.49 per share.  During the third quarter of fiscal 2009, the remaining $15,167 principal amount of our outstanding 2023 Convertible Notes into 1,786,963 shares of our common stock. Prior to conversion, we had delivered notice to the holders of the notes indicating that we intended to redeem the notes in full and informing the holders of their right to convert the notes into our common stock.  However, each of the holders elected to convert their notes in lieu of having the notes redeemed by us.  We paid $303 for accrued interest and partial shares in connection with the conversion.  The $15,167 of 2023 Convertible Notes is included in current portion of bank indebtedness and other long-term debt in our accompanying Consolidated Balance Sheet as of January 31, 2008.

Long-term debt matures as follows:

Fiscal:
2010	$4,341
2011	2,727
2012	2,729
2013	304,051
2014	34
Thereafter	906
$314,788

Note 11 — Other Long-Term Liabilities

Other long-term liabilities as of January 31, 2009 and 2008 consisted of the following:

	2009	2008
Estimated liability for self-insurance	$26,425	$27,042
Estimated liability for deferred rent	13,620	11,655
Interest rate swaps	10,356	9,368
Estimated liability for closed restaurants	6,233	7,146
Other	27,319	14,505
	$83,953	$69,716

We are self-insured for our primary workers’ compensation, general and auto liability insurance exposures not covered by our stop-loss policy. A total of $36,972 and $37,026 was accrued as of January 31, 2009 and 2008, respectively (including the long-term portions noted in the above table and the current portions included in other current liabilities, as discussed in Note 9). See Note 1 for further discussion regarding our estimation process.

Note 12 — Stockholders’ Equity

Common Stock Repurchases

Pursuant to a program (“Stock Repurchase Plan”) authorized by our Board of Directors, as modified during fiscal 2008, we are allowed to repurchase up to an aggregate of $400,000 of our common stock.

The following table summarizes the repurchase of shares of common stock for fiscal 2009:

Shares repurchased	463,965
Average price per share	$8.94
Total cost, including trading commissions	$4,148
Shares retired	491,765

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We had zero and 27,800 shares of common stock that had been repurchased but not yet retired as of January 31, 2009 and 2008, respectively. These shares are shown as common stock held in treasury on our accompanying Consolidated Balance Sheets and were retired in fiscal 2009.

Based on our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (21,742,221 shares at an average price of $16.62 per share, for a total cost, including trading commissions, of $361,401), we are permitted to make additional repurchases of our common stock up to $38,599 under the Stock Repurchase Plan as of January 31, 2009.

During fiscal 2009, we declared cash dividends of $0.24 per share of common stock, for a total of $12,859. Dividends payable of $3,279 and $3,148 have been included in other current liabilities in our accompanying Consolidated Balance Sheets as of January 31, 2009 and 2008, respectively. The dividends declared during the quarter ended January 31, 2009 were subsequently paid on February 17, 2009.

Stockholder Rights Plan

During fiscal 2009, our Board of Directors approved the adoption of a Stockholder Rights Plan and declared a dividend distribution of one right (“Right”) for each outstanding share of our common stock to stockholders of record as of the close of business on January 7, 2009.  The Rights were distributed as a non-taxable distribution.  Each Right entitles the registered holder to purchase from us a unit consisting of one one-hundredth of a share (“Unit”) of Series A Junior Participating Preferred Stock, $0.01 par value (“Series A Preferred Stock”), at a purchase price of $40.00 per Unit, subject to adjustment.  One Right will be delivered with each share of common stock that is issued after January 7, 2009.

The Rights, which are initially attached to and will trade with our common stock, become exercisable and will begin to trade separately at the “Distribution Date”, which would occur in the event that a tender offer for at least 15% of our common stock is announced, or a person acquires or obtains the right to acquire at least 15% of our common stock. The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 31, 2009, unless previously redeemed or exchanged by us.

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

Note 13 — Franchised and Licensed Operations

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Franchised and licensed restaurants and other revenue for fiscal 2009, 2008 and 2007 consisted of the following:

	2009	2008	2007
Royalties	$83,600	$75,690	$77,655
Distribution center — food	204,834	195,144	187,533
Distribution center — equipment	23,646	24,297	16,987
Rent	33,625	29,659	28,637
Franchise fees and other	5,693	8,267	6,032
	$351,398	$333,057	$316,844

Franchised and licensed restaurants and other expenses for fiscal 2009, 2008 and 2007 consisted of the following:

	2009	2008	2007
Distribution center — food	$203,898	$194,929	$185,271
Distribution center — equipment	24,462	24,421	17,840
Rent and other occupancy	26,797	24,095	23,397
Other operating expenses	14,542	14,850	13,012
	$269,699	$258,295	$239,520

Note 14 — Termination of Franchise Agreements

During the third and fourth quarters of fiscal 2009, we terminated our franchise agreements with two Hardee’s franchisees that operated 32 and 27 franchised restaurants, respectively, as a result of their inability to remedy, on a timely basis, certain defaults under the terms of the agreements.  During the third quarter, we assumed full operational control of 32 restaurants formerly operated by the first franchisee, six of which were subsequently closed, 23 of which we are operating as of January 31, 2009, and three of which were refranchised during the fourth quarter of fiscal 2009. We recorded a gain of $615, which is included in facility action charges, net, in connection with this refranchising transaction.  As of January 31, 2009, the second former franchisee is continuing to operate the 27 restaurants pursuant to the terms of a temporary license agreement.

During fiscal 2007, we terminated our franchise agreement with a Hardee’s franchisee that operated 90 franchised restaurants as a result of its inability to remedy, on a timely basis, certain defaults under the terms of the agreement.  We assumed full operational control of 61 restaurants formerly operated by the franchisee, 19 of which were subsequently closed, resulting in facility action charges of $1,959.  The former franchisee’s lenders (through a receiver) kept the remaining 29 restaurant locations, of which they subsequently closed 15. During October 2006, we purchased 11 of these restaurants for $6,538 and an existing franchisee, under a franchise agreement, purchased the remaining three restaurants. The total purchase price included land, buildings and existing equipment.

We did not terminate any franchise agreements in fiscal 2008.

Note 15 — Facility Action Charges, Net

The components of facility action charges, net, for fiscal 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Estimated liability for new restaurant closures	$601	$221	$3,112
Adjustments to estimated liability for closed restaurants	540	426	633
Impairment of assets to be disposed of	1,528	485	2,148
Impairment of assets to be held and used	789	686	1,044
Loss (gain) on sales of restaurants and surplus properties, net	220	(2,964)	(4,125)
Amortization of discount related to estimated liability for closed restaurants	461	569	731
	$4,139	$(577)	$3,543

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Impairment charges recognized in facility action charges, net were recorded against the following asset categories during fiscal 2009, 2008 and 2007:

	2009	2008	2007
Property and equipment
Carl’s Jr.	$237	$120	$332
Hardee’s	2,080	1,034	2,779
	2,317	1,154	3,111
Property under capital leases
Hardee’s	—	17	49

Favorable lease rights
Carl’s Jr.	—	—	32

Total
Carl’s Jr.	237	120	364
Hardee’s	2,080	1,051	2,828
	$2,317	$1,171	$3,192

The following table summarizes the activity in our estimated liability for closed restaurants for fiscal 2007, 2008 and 2009:

	Carl’s Jr.	Hardee’s	Total
Balance as of January 31, 2006	$3,615	$9,865	$13,480
Estimated liability for new restaurant closures	74	3,038	3,112
Usage	(1,380)	(4,217)	(5,597)
Adjustments to estimated liability for closed restaurants	629	4	633
Amortization of discount	248	483	731
Balance as of January 31, 2007	3,186	9,173	12,359
Estimated liability for new restaurant closures	—	221	221
Estimated liability for refranchising transactions	—	1,430	1,430
Usage	(1,332)	(3,263)	(4,595)
Adjustments to estimated liability for closed restaurants	770	(344)	426
Amortization of discount	152	417	569
Balance as of January 31, 2008	2,776	7,634	10,410
Estimated liability for new restaurant closures	—	601	601
Estimated liability for refranchising transactions	—	1,924	1,924
Usage	(1,009)	(3,159)	(4,168)
Adjustments to estimated liability for closed restaurants	336	36	372
Amortization of discount	124	337	461
Balance as of January 31, 2009	2,227	7,373	9,600
Less current portion, included in other current liabilities	712	2,655	3,367
Long-term portion, included in other long-term liabilities	$1,515	$4,718	$6,233

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 16 — Share-Based Compensation

Total share-based compensation expense and associated tax benefits recognized under SFAS 123R for fiscal 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Share-based compensation expense related to performance-vested restricted stock awards	$4,970	$4,231	$2,296
All other share-based compensation expense	7,564	7,147	6,072
Total share-based compensation expense	$12,534	$11,378	$8,368
Associated tax benefits	$3,684	$2,338	$2,068

Employee Stock Purchase Plan

In fiscal 1995, our Board of Directors adopted, and stockholders subsequently approved in fiscal 1996, an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, up to 3,907,500 shares of our common stock through payroll deductions.

Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salaries. We contribute varying amounts, as specified in the ESPP. During fiscal 2009, 2008 and 2007, 299,335, 195,665 and 168,901 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $9.83, $16.87 and $17.01 per share, respectively. We contributed $1,269 or an equivalent of 120,686 shares for fiscal 2009, $960 or an equivalent of 50,936 shares for fiscal 2008 and $752 or an equivalent of 45,369 shares for fiscal 2007. As of January 31, 2009, 40,273 shares were available for purchase under the ESPP. Subsequent to January 31, 2009, our Board of Directors approved the Amended and Restated 1994 Employee Stock Purchase Plan (“Amendment”). The Amendment, among other things, increased the total shares authorized for issuance under the ESPP to 5,407,500.

Stock Incentive Plans

The 2005 Omnibus Incentive Compensation Plan (“2005 Plan”) that was approved by our stockholders in June 2005 and modified in June 2007 is an “omnibus” stock plan consisting of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock grants, stock appreciation rights and stock units. Participants in the 2005 Plan may be granted any one of the equity awards or any combination thereof, as determined by the Compensation Committee of our Board of Directors. A total of 5,500,000 shares have been authorized for grant under the 2005 Plan. Options have a term of ten years from the date of grant and vest as prescribed by the Compensation Committee. Options are granted at a price equal to the fair market value of the underlying common stock on the date of grant. Restricted stock awards are awarded with an exercise price of $0. The 2005 Plan will terminate on March 22, 2015, unless the Board of Directors, at its discretion, terminates the Plan at an earlier date. For restricted stock awards prior to our adoption of SFAS 123R, the difference between the market price of the underlying common stock on the date of grant and the exercise price of restricted stock awards was initially recorded as unearned compensation on restricted stock within the stockholders’ equity section of our accompanying Consolidated Balance Sheet and was being subsequently amortized over the vesting period. The balance of unearned compensation related to the unearned portion of these awards was eliminated against additional paid-in capital upon our adoption of SFAS 123R as of the beginning of fiscal 2007. As of January 31, 2009, 2,844,500 shares are available for future grants of options or other awards under the 2005 Plan.

Our 2001 Stock Incentive Plan (“2001 Plan”) was approved by our Board of Directors in September 2001. There were 800,000 shares authorized for grant under the 2001 Plan. The 2001 Plan was established as a ”broad-based plan”, as defined by the New York Stock Exchange, whereby at least a majority of the options awarded under the 2001 Plan must be awarded to employees of the Company who are not executive officers or directors, within the first three years of the plan’s existence. Awards granted to eligible employees under the 2001 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options have a term of ten years from the date of grant. Options are granted at a price equal to the fair market value of the underlying common stock on the date of grant. As of January 31, 2009, 24,734 shares are available for future grants of options or other awards under the 2001 Plan.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our 1999 Stock Incentive Plan (“1999 Plan”) was approved by stockholders in June 1999 and amended and again approved in June 2000. There were 1,500,000 shares originally authorized for grant under the 1999 Plan, with such authorization increased by 350,000 shares on the date of each annual meeting of stockholders. Awards granted to eligible employees under the 1999 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options have a term of ten years from the date of grant, except for incentive stock options granted to 10% or greater stockholders of CKE, which have a term of five years from the date of grant. Options are at a price equal to the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater stockholders of CKE may not be granted at less than 110% of the fair market value of the common stock on the date of grant. Restricted stock awards are awarded with an exercise price of $0 per share. As of January 31, 2009, 10,538 shares are available for future grants of options or other awards under the 1999 Plan.

Our 1994 Stock Incentive Plan expired in April 1999 and all outstanding options under the plan are fully vested. Outstanding options have a term of five years from the date of grant for the non-employee directors and ten years from the date of grant for employees and were priced at the fair market value of the shares on the date of grant. As of January 31, 2009, there were no shares available for future grants of options or other awards under this plan.

In general, options issued under our stock incentive plans have a term of ten years and vest over a period of three years. We generally issue new shares of common stock for option exercises. The grant date fair value is calculated using a Black-Scholes option valuation model.

The weighted-average assumptions used for grants in fiscal 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Annual dividend yield	2.16%	1.32%	1.09%
Expected volatility	58.07%	47.95%	48.66%
Risk-free interest rate (matched to the expected term of the outstanding option)	1.84%	3.33%	4.76%
Expected life (years)	6.17	6.00	5.97
Weighted-average grant date fair value	$3.93	$5.01	$8.95

Transactions under all plans for fiscal 2009 were as follows:

Stock options outstanding:
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of January 31, 2008	4,869,307	$12.60
Granted	505,250	8.55
Exercised	(218,333)	7.45
Forfeited	(64,806)	13.61
Expired	(275,149)	29.93
Outstanding as of January 31, 2009	4,816,269	$11.40	5.37	$4,007
Exercisable as of January 31, 2009	3,821,212	$11.44	4.36	$4,007
Expected to vest as of January 31, 2009	918,652	$11.39	9.22	$—

The total intrinsic value of stock options exercised during fiscal 2009, 2008 and 2007 was $964, $5,717 and $11,147, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted stock awards:
	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards as of January 31, 2008	854,618	$16.67
Granted	636,396	9.05
Awards vested	(605,386)	18.63
Forfeited	(1,416)	14.40
Restricted stock awards as of January 31, 2009	884,212	11.99

The total fair value of restricted stock awards vested during fiscal 2009, 2008 and 2007 was $11,294, $6,787 and $644.

Unvested restricted stock awards as of January 31, 2009 consist of 494,692 restricted stock awards that have vesting periods ranging from one to four years and 389,520 performance-vested restricted stock awards that were awarded to certain key executives. Pursuant to their amended employment agreements, these executives are awarded performance-vested restricted stock on an annual basis through fiscal 2011. Annual awards are subject to adjustment, based on the final performance relative to specified performance goals over a specified performance period, resulting in minimum annual awards of no shares and maximum annual awards of 360,000 shares. We begin recognizing the share-based compensation expense related to these awards when we deem the achievement of performance goals to be probable. As of January 31, 2009, there was $9,602 of unrecognized compensation expense related to restricted stock awards. If all performance goals and service requirements are met for these restricted stock awards, the unamortized expense will be recognized over a weighted-average period of 2.28 years.

Note 17 — Employee Benefit and Retirement Plans

Savings and Profit Sharing Plan

We sponsor a contributory plan (“401(k) Plan”) to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (“IRC”) for eligible employees other than operations hourly employees and highly compensated employees. Participants may elect to contribute up to 25% of their annual salaries on a pre-tax basis to the 401(k) Plan, subject to the maximum contribution allowed by the IRC. Our matching contributions are determined at the discretion of our Board of Directors. For fiscal 2009, 2008 and 2007, we did not make matching contributions to the 401(k) Plan.

Deferred Compensation Plan

On June 28, 2005, our Board of Directors approved the CKE Restaurants, Inc. Deferred Compensation Plan (“Plan”). Under the Plan, participants may elect to defer, on a pre-tax basis, a portion of their base salary. Any amounts deferred by a participant will be credited to such participant’s deferred compensation account and we may make discretionary contributions to a participant’s deferred compensation account. The Board of Directors amended the Plan during the third quarter of fiscal 2009 to comply with recent changes to the Internal Revenue Code of 1986, as amended. The Plan terminated effective December 31, 2008.  The participants’ balances, totaling $632 as of January 31, 2009, will be distributed to participants in accordance with the terms of the Plan during fiscal 2010. We made no discretionary contributions to participants’ accounts in fiscal 2009, 2008 or 2007.

Note 18 — Related Party Transactions

Certain members of the Board of Directors are also our franchisees. These franchisees regularly pay royalties and purchase food and other products from us on the same terms and conditions as our other franchisees.

We lease various properties, including certain of our corporate offices and two restaurants from a Partnership and a Trust, both of which are related parties of a member of our Board of Directors. Lease payments under these leases for fiscal 2009, 2008 and 2007 amounted to $1,034, $1,063 and $1,948, respectively.

See Note 6 for discussion of the purchases and sales of assets with related parties.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 19 — Income Taxes

Income tax expense for fiscal 2009, 2008 and 2007 consisted of the following:

	2009	2008	2007
Current:
Federal	$595	$6,361	$4,323
State	1,061	1,676	431
Foreign	1,611	1,164	1,124
	3,267	9,201	5,878
Noncurrent	233	503
Deferred:
Federal	18,736	13,319	23,758
State	(703)	1,636	4,383
	18,033	14,955	28,141
Total	$21,533	$24,659	$34,019

The following is a reconciliation of income tax expense attributable to continuing operations at the federal statutory rate of 35% to our income tax expense for fiscal 2009, 2008 and 2007:

	2009	2008	2007
Income tax expense at statutory rate	$20,472	$20,907	$30,875
State income taxes, net of federal income tax benefit	233	2,153	3,129
Decrease in valuation allowance, federal	—	—	(4,842)
Nondeductible compensation	1,750	1,416	2,390
Other, net	(922)	183	2,467
	$21,533	$24,659	$34,019

Temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

	2009	2008
Estimated liability for closed restaurants	$4,249	$4,572
Net operating loss carryforwards	18,858	17,888
Basis difference in fixed assets	(10,080)	8,729
Goodwill and other intangible assets	26,369	34,419
Reserves and allowances	24,581	25,146
Capital leases	11,138	12,720
Federal and state tax credits	14,511	12,806
Interest rate swap agreements	6,883	4,756
Other	9,232	3,715
	105,741	124,751
Valuation allowance	(27,128)	(28,105)
Net deferred tax asset	$78,613	$96,646

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our remaining valuation allowance of $27,128 as of January 31, 2009, relates to state capital loss carryforwards, certain state net operating loss and income tax credit carryforwards and other temporary differences related to various states in which one or more of our entities file separate income tax returns. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even though we expect to generate consolidated taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.  During fiscal 2009 and 2008, our valuation allowance decreased by $977 and $16,339, respectively.

As of January 31, 2009, we have federal alternative minimum tax (“AMT”) credit, general business tax credit and foreign tax credit carryforwards of approximately $13,924. Our AMT credits will be carried forward until utilized, and our general business tax credits and foreign tax credits would expire, if unused, in varying amounts in fiscal 2014 through 2029. As of January 31, 2009, we have state tax credit carryforwards of $3,193, which can be carried forward indefinitely but are subject to substantive limitations with regard to utilization. As of January 31, 2009, we have state NOL carryforwards in the amount of approximately $458,898, which expire in varying amounts in fiscal 2010 through 2023. As of January 31, 2009, we have recognized $1,584 of net deferred income tax assets related to our state income tax credit carryforwards and $255 of net deferred income tax assets related to our state NOL carryforwards, which represent our expected future tax savings from such carryforwards.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for fiscal 2009 and 2008:

	2009	2008
Unrecognized tax benefits, beginning of year	$19,378	$15,913
Gross increases related to tax positions taken in prior years	19	363
Gross decreases related to tax positions taken in prior years	(464)	—
Gross increases related to tax positions taken in the current year	424	3,102
Gross decreases related to tax positions taken in the current year	(2,163)	—
Unrecognized tax benefits, end of year	$17,194	$19,378

Included in the balance of unrecognized tax benefits as of January 31, 2009, are $4,027 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of January 31, 2009, are $13,167 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes, income taxes payable and valuation allowance. Amounts recorded for interest and penalties in connection with the unrecognized tax benefits noted above were not significant as of January 31, 2009 and for fiscal 2009 and 2008.

We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $1,818 may be necessary within the coming year as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken in fiscal 2010.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We have carried forward various federal and state NOL and income tax credits to income tax years that remain open by statute. As a result, such NOL and income tax credit carryforwards remain subject to adjustment by the respective tax authorities. The IRS has completed an examination of our U.S. income tax returns through fiscal 2005, and the subsequent years remain open to examination. In addition, our state income tax returns generally have statutes of limitations ranging from three to four years from the filing date.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 20 — Segment Information

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

	Carl’s Jr.	Hardee’s	Other	Total
2009
Revenue	$886,349	$595,487	$874	$1,482,710
Segment operating income	67,505	16,153	362	84,020
Interest expense	2,359	6,148	20,102	28,609
Total assets	285,962	352,023	166,702	804,687
Capital expenditures	58,822	57,691	—	116,513
Goodwill	22,649	1,039	—	23,688
Depreciation and amortization	33,011	30,328	158	63,497
Income tax expense (benefit)	24,530	4,246	(7,243)	21,533
2008
Revenue	$845,634	$685,273	$3,727	$1,534,634
Segment operating income	66,801	21,227	299	88,327
Interest expense	2,764	8,921	21,348	33,033
Total assets	262,968	336,745	191,998	791,711
Capital expenditures(1)	81,298	48,966	1	130,265
Goodwill	22,649	—	—	22,649
Depreciation and amortization(1)	31,579	31,023	159	62,761
Income tax expense (benefit)	26,283	5,552	(7,176)	24,659
2007
Revenue	$830,961	$706,884	$4,226	$1,542,071
Segment operating income (loss)	80,692	30,201	(199)	110,694
Interest expense	3,991	15,491	286	19,768
Total assets(1)	212,480	369,954	193,338	775,772
Capital expenditures(1)	61,280	53,406	18	114,704
Goodwill	22,649	—	—	22,649
Depreciation and amortization(1)	26,328	32,821	219	59,368
Income tax expense (benefit)	30,342	4,077	(400)	34,019
__________
(1)	The difference between the total and the amount reported in our accompanying consolidated financial statements relates to our discontinued operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 21 — Discontinued Operations

We sold our La Salsa Fresh Mexican Grill restaurants and the related franchise operations to LAS Acquisition, LLC (“Buyer”) on July 16, 2007. Under the agreement, SBRG, a wholly-owned subsidiary of the Company, sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. (collectively, “La Salsa”) for adjusted consideration of $15,889. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa. In addition, we remain contingently liable for certain lease obligations and self-insurance exposures arising prior to the completion of the sale.

As of January 31, 2008, we had a $6,626 note receivable from Buyer, which was required to be repaid in full on or before December 31, 2008.  During fiscal 2009, we received timely principal payments of $2,600; however, Buyer failed to make the remaining $4,026 balloon payment on December 31, 2008.  As of January 31, 2009, $914 and $3,112 of the outstanding principal balance is included in accounts receivable, net, and notes receivable, net, respectively, in our accompanying Consolidated Balance Sheet.  Since January 31, 2009, Buyer has made aggregate payments of $526 to us. The note is secured by the personal property of Buyer, a pledge of the La Salsa equity interests acquired by Buyer, and certain personal and corporate guarantees.

The results from discontinued operations for fiscal 2008 and 2007 were as follows:

	2008	2007
Revenue	$20,907	$46,339
Operating loss	(724)	(6,202)
Interest (expense) income	(22)	17
Other income, net	92	43
Income tax benefit	173	2,120
	(481)	(4,022)
Loss on disposal of La Salsa	(1,389)	—
Income tax expense related to disposal of La Salsa	(2,126)	—
Net loss on disposal of La Salsa	(3,515)	—
Loss from discontinued operations	$(3,996)	$(4,022)

Note 22 — Supplemental Cash Flow Information

The following table presents supplemental cash flow information for fiscal 2009, 2008 and 2007:

	2009	2008	2007
Cash paid for:
Interest, net of amounts capitalized	$21,753	$20,235	$16,903
Income taxes, net of refunds received	1,252	6,703	5,324

Non-cash investing and financing activities:
Gain recognized on sale and leaseback transactions	342	339	368
Dividends declared, not paid	3,279	3,148	2,694
Capital lease obligations incurred to acquire assets	6,485	—	302
Accrued property and equipment purchases at January 31	9,486	7,307	4,944

During fiscal 2009 and 2007, we redeemed and converted $15,167 and $89,833 of our 2023 Convertible Notes into 1,786,963 and 10,224,424 shares of our common stock, respectively.  There were no conversions during fiscal 2008.

The cash used in financing activities related to the repurchase of common stock for fiscal 2009, 2008 and 2007 differs from the repurchase of common stock in our accompanying Consolidated Statements of Stockholders’ Equity by $268, $92 and $(360), respectively, reflecting the timing difference between the recognition of share repurchase transactions and their settlement for cash. The liability for unsettled repurchases of common stock included in other current liabilities in our accompanying Consolidated Balance Sheets was $0 and $268 as of January 31, 2009 and 2008, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 23 — Selected Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly results:

	Quarter
	1st	2nd	3rd	4th
Fiscal 2009
Total revenue	$466,171	$352,490	$336,595	$327,454
Operating income	29,630	22,885	17,755	13,750
Net income	16,620	12,340	5,388	2,608
Basic income per common share	0.32	0.24	0.10	0.05
Diluted income per common share	0.31	0.23	0.10	0.05
Fiscal 2008
Total revenue	$481,802	$363,091	$351,622	$338,119
Operating income	29,987	23,370	19,479	15,491
Net income	15,351	9,425	6,202	98
Basic income per common share	0.24	0.15	0.11	—
Diluted income per common share	0.23	0.15	0.11	—

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable adverse weather conditions, which may affect sales volume and food costs. In addition, all quarters presented are comprised of three four-week accounting periods, except the first quarters of fiscal 2009 and 2008, which are comprised of four four-week accounting periods.

Fourth Quarter Adjustment

During the fourth quarter of fiscal 2009, we recorded interest expense of $8,353 related to changes in the fair value of our interest rate swap agreements.

Note 24 — Commitments and Contingent Liabilities

Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental revenue and the payments on the leases as rental expense in franchised and licensed restaurants and other expense on our Consolidated Statements of Income. As of January 31, 2009, the present value of the lease obligations under the remaining master leases’ primary terms is $118,727. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $6,194, of which $1,266 is reserved for in our estimated liability for closed restaurants as of January 31, 2009.

Pursuant to our Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 10). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of January 31, 2009, we had outstanding letters of credit of $35,643, expiring at various dates through March 2010 to secure our self-insurance obligations.

As of January 31, 2009, we had unconditional purchase obligations in the amount of $73,537, which primarily include contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, either all of or a pro-rata portion of the bonus in effect for the year in which the termination occurs. Additionally, all options and restricted stock awarded to the affected executives which have not vested as of the date of termination would vest immediately, and restricted stock awards which have not yet been awarded would be awarded and would vest immediately. If all of these Agreements had been triggered as of January 31, 2009, we would have been required to make cash payments of approximately $13,593.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

As of January 31, 2009, we had recorded an accrued liability for contingencies related to litigation in the amount of $215, which relates to certain employment, real estate and other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of January 31, 2009, we estimated the contingent liability of those losses related to other litigation claims that, in accordance with SFAS 5, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $870 to $2,905.

EXHIBIT INDEX

Exhibits	Description
3.1
Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-4 Registration Statement (File Number 33-52523), as filed with the SEC on March 7, 1994.

3.2
Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on December 9, 1997, incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 1998.

3.3	Bylaws of the Company, as amended through September 4, 2008, incorporated herein by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 11, 2008.
4.1
Rights Agreement, dated as of January 5, 2009, by and between the Company and Mellon Investor Services, LLC, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File Number 001-11313), as filed with the SEC on January 5, 2009.

10.1	Carl Karcher Enterprises, Inc. Profit Sharing Plan, as amended, incorporated herein by reference to Exhibit 10.21 to the Company’s Form S-1 Registration Statement (File Number 2-73695).**
10.2
CKE Restaurants, Inc. 1994 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-12399), as filed with the SEC on September 20, 1996.**

10.3	CKE Restaurants, Inc. Amended and Restated 1994 Employee Stock Purchase Plan, effective as of February 26, 2009.**
10.4
CKE Restaurants, Inc. 1999 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-83601), as filed with the SEC on July 23, 1999.**

10.5
CKE Restaurants, Inc. 2001 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-76884), as filed with the SEC on January 17, 2002.**

10.6
CKE Restaurants, Inc. 2005 Omnibus Incentive Compensation Plan (the “2005 Plan”), as amended, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 15, 2007.**

10.7	Form of Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2005.**
10.8	Form of Restricted Stock Award Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2005.**
10.9
Form of Stock Appreciation Rights Award Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2005.**

10.10
Form of Restricted Stock Unit Award Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2005.**

10.11	Form of Stock Award Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2005.**
10.13	CKE Restaurants, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2005.**
10.14
Employment Agreement, effective as of April 4, 2004, by and between the Company and Andrew F. Puzder, incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.**

10.15
Amendment to Employment Agreement between the Company and Andrew F. Puzder, effective as of February 1, 2005, incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.**

10.16
Amendment No. 2 to Employment Agreement between the Company and Andrew F. Puzder, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006.**

10.17
Amendment No. 3 to Employment Agreement between the Company and Andrew F. Puzder, effective as of October 12, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 17, 2006.**

10.18	Amendment No. 4 to Employment Agreement between the Company and Andrew F. Puzder, effective as of December 16, 2008.**
10.19
Employment Agreement, effective as of January 27, 2004, by and between the Company and E. Michael Murphy, incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.**

10.20
Amendment No. 1 to Employment Agreement between the Company and E. Michael Murphy, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006.**

10.21
Amendment No. 2 to Employment Agreement between the Company and E. Michael Murphy, effective as of October 12, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 17, 2006.**

10.22	Amendment No. 3 to Employment Agreement between the Company and E. Michael Murphy, effective as of December 16, 2008.**
10.23
Employment Agreement, effective as of January 27, 2004, by and between the Company and Theodore Abajian, incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.**

10.24
Amendment No. 1 to Employment Agreement between the Company and Theodore Abajian, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006.**

10.25
Amendment No. 2 to Employment Agreement between the Company and Theodore Abajian, effective as of October 12, 2006, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 17, 2006.**

Exhibits	Description
10.26	Amendment No. 3 to Employment Agreement between the Company and Theodore Abajian, effective as of December 16, 2008.**
10.27
Employment Agreement, effective as of January 27, 2004, by and between the Company and Brad R. Haley, incorporated herein by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 17, 2004.**

10.28
Amendment No. 1 to Employment Agreement between the Company and Brad R. Haley, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006.**

10.29
Amendment No. 2 to Employment Agreement between the Company and Brad R. Haley, effective as of March 20, 2007, incorporated herein by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2007.**

10.30	Amendment No. 3 to Employment Agreement between the Company and Brad R. Haley, effective as of December 16, 2008.**
10.31
Employment Agreement, effective January 2004, by and between Hardee’s Food Systems, Inc. and Noah J. Griggs, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007.**

10.32
Amendment No. 1 to Employment Agreement between the Company and Noah J. Griggs, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007.**

10.33
Amendment No. 2 to Employment Agreement between the Company and Noah J. Griggs, effective as of March 20, 2007, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007.**

10.34
Amendment No. 3 to Employment Agreement between the Company and Noah J. Griggs, effective as of June 11, 2007, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007.**

10.35	Amendment No. 4 to Employment Agreement between the Company and Noah J. Griggs, effective as of December 16, 2008.**
10.36
Employment Agreement between the Company and Richard E. Fortman, effective as of January, 2004, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 19, 2008.**

10.37
Amendment No. 1 to Employment Agreement between the Company and Richard E. Fortman, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 19, 2008.**

10.38
Amendment No. 2 to Employment Agreement between the Company and Richard E. Fortman, effective as of March 20, 2007, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 19, 2008.**

10.39	Amendment No. 3 to Employment Agreement between the Company and Richard E. Fortman, effective as of December 16, 2008.**
10.40	Employment Agreement between Hardee’s Food Systems, Inc. and Robert J. Starke, effective as of January 27, 2009.**
10.41
Seventh Amended and Restated Credit Agreement, dated as of March 27, 2007, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago Branch, as Administrative Agent, and Citigroup Global Markets, Inc. and Bank of America, N.A., as Co-Syndication Agents, incorporated herein by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2007. *

10.42
Additional Loan and First Amendment to Seventh Amended and Restated Credit Agreement, dated as of May 3, 2007, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent, incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007.

10.43
Additional Loan and Second Amendment to Seventh Amended and Restated Credit Agreement, dated as of August 27, 2007, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 29, 2007.

10.44
Third Amendment to Seventh Amended and Restated Credit Agreement, dated as of March 7, 2008, by and among the Company, BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent, and the subsidiaries of the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008.

10.45
Stock Purchase Agreement, effective as of April 3, 2007, by and between the Company and Pirate Capital, LLC, a Delaware limited liability company, on behalf of Jolly Roger Activist Portfolio LTD, Jolly Roger Fund LP and Jolly Roger Offshore Fund LTD, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 5, 2007.

11.1	Computation of Per Share Earnings, included in Note 1 of Notes to Consolidated Financial Statements.
12.1	Computation of Ratios.
14.1
CKE Restaurants, Inc. Code of Ethics for CEO and Senior Financial Officers, as approved by the Company’s Board of Directors on March 3, 2004, incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
*	Schedules or exhibits omitted. The Company shall furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.