Form 10-Q
period 2009-05-18
CKE RESTAURANTS INC
filed 2009-06-24
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 18, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 18, 2009, 54,584,252 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX

Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements
CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MAY 18, 2009 AND JANUARY 31, 2009
(In thousands, except par values)
(Unaudited)

	May 18, 2009	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$19,560	$17,869
Accounts receivable, net of allowance for doubtful accounts of $704 as of May 18, 2009 and $720 as of January 31, 2009	30,111	40,738
Related party trade receivables	4,610	4,923
Inventories, net	25,796	24,215
Prepaid expenses	12,809	13,445
Assets held for sale	1,489	805
Advertising fund assets, restricted	18,988	16,340
Deferred income tax assets, net	19,213	20,781
Other current assets	2,066	1,843

Total current assets	134,642	140,959
Notes receivable, net of allowance for doubtful accounts of $457 as of May 18, 2009 and $529 as of January 31, 2009	1,589	3,259
Property and equipment, net of accumulated depreciation and amortization of $426,087 as of May 18, 2009 and $420,375 as of January 31, 2009	553,346	543,770
Property under capital leases, net of accumulated amortization of $45,490 as of May 18, 2009 and $48,341 as of January 31, 2009	32,293	23,403
Deferred income tax assets, net	54,160	57,832
Goodwill	24,106	23,688
Intangible assets, net	2,475	2,508
Other assets, net	9,162	9,268

Total assets	$811,773	$804,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of bank indebtedness and other long-term debt	$2,708	$4,341
Current portion of capital lease obligations	7,375	6,389
Accounts payable	50,907	60,903
Advertising fund liabilities	18,988	16,340
Other current liabilities	91,447	91,765

Total current liabilities	171,425	179,738
Bank indebtedness and other long-term debt, less current portion	302,281	310,447
Capital lease obligations, less current portion	43,807	36,273
Other long-term liabilities	87,818	83,953

Total liabilities	605,331	610,411

Commitments and contingencies (Notes 5 and 7)
Subsequent events (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 54,584 shares issued and outstanding as of May 18, 2009; 54,653 shares issued and outstanding as of January 31, 2009	546	546
Additional paid-in capital	277,111	276,068
Accumulated deficit	(71,215)	(82,338)

Total stockholders’ equity	206,442	194,276

Total liabilities and stockholders’ equity	$811,773	$804,687

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIXTEEN WEEKS ENDED MAY 18, 2009 AND MAY 19, 2008
(In thousands, except per share amounts)
(Unaudited)

	May 18, 2009	May 19, 2008
Revenue:
Company-operated restaurants	$343,164	$358,238
Franchised and licensed restaurants and other	103,640	107,933

Total revenue	446,804	466,171

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	98,502	105,074
Payroll and other employee benefits	97,369	103,683
Occupancy and other	78,837	78,035

Total restaurant operating costs	274,708	286,792
Franchised and licensed restaurants and other	79,493	83,067
Advertising	20,767	21,098
General and administrative	41,113	44,511
Facility action charges, net	1,048	1,073

Total operating costs and expenses	417,129	436,541

Operating income	29,675	29,630
Interest expense	(6,344)	(4,568)
Other income, net	862	992

Income before income taxes	24,193	26,054
Income tax expense	9,798	9,434

Net income	$14,395	$16,620

Dividends per common share	$0.06	$0.06

Earnings per common share:
Basic	$0.26	$0.32

Diluted	$0.26	$0.31

Weighted-average common shares outstanding:
Basic	54,615	52,437
Diluted	55,037	55,011
See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIXTEEN WEEKS ENDED MAY 18, 2009 AND MAY 19, 2008
(In thousands)
(Unaudited)

	May 18, 2009	May 19, 2008
Cash flows from operating activities:
Net income	$14,395	$16,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,298	18,982
Amortization of deferred loan fees	326	436
Share-based compensation expense	1,850	3,934
Recovery of losses on accounts and notes receivable	(70)	(44)
Loss on sale of property and equipment and capital leases	450	206
Facility action charges, net	1,048	1,073
Deferred income taxes	5,259	4,064
Other non-cash charges	8	11
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	9,716	11,566
Estimated liability for closed restaurants and estimated liability for self-insurance	(687)	(3,473)
Accounts payable and other current and long-term liabilities	(3,401)	(4,597)

Net cash provided by operating activities	50,192	48,778

Cash flows from investing activities:
Purchases of property and equipment	(27,661)	(20,093)
Proceeds from sale of property and equipment	793	12,085
Collections of non-trade notes receivable	1,737	2,658
Acquisition of restaurant, net of cash received	(485)	—
Other investing activities	42	22

Net cash used in investing activities	(25,574)	(5,328)

Cash flows from financing activities:
Net change in bank overdraft	(7,311)	(18,144)
Borrowings under revolving credit facility	53,500	57,500
Repayments of borrowings under revolving credit facility	(61,000)	(63,000)
Repayments of credit facility term loan	(2,291)	(14,465)
Repayments of other long-term debt	(8)	(58)
Repayments of capital lease obligations	(1,742)	(1,618)
Payment of deferred loan fees	—	(399)
Repurchase of common stock	(1,340)	(1,612)
Exercise of stock options	515	207
Excess tax benefits from exercise of stock options	29	162
Dividends paid on common stock	(3,279)	(3,148)

Net cash used in financing activities	(22,927)	(44,575)

Net increase (decrease) in cash and cash equivalents	1,691	(1,125)
Cash and cash equivalents at beginning of period	17,869	19,993

Cash and cash equivalents at end of period	$19,560	$18,868

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
Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. Generally, our franchisees are domestic and our licensees are international. As of May 18, 2009, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	423	480	1	904
Franchised	659	1,233	12	1,904
Licensed	123	202	—	325

Total	1,205	1,915	13	3,133

Our accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE, our wholly-owned subsidiaries, and certain variable interest entities for which we are the primary beneficiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q, and Article 10 of Regulation S-X. CKE does not have any non-controlling interests. These financial statements should be read in conjunction with the audited Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. In our opinion, all adjustments considered necessary for a fair presentation of financial position and results of operations for this interim period have been included. The results of operations for such interim period are not necessarily indicative of results for the full year or for any future period.
We operate on a retail accounting calendar. Our fiscal year has 13 four-week accounting periods and ends on the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. For clarity of presentation, we generally label all fiscal year ends as if the fiscal year ended January 31.
Note 2 — Accounting Pronouncements Not Yet Adopted and Adoption of New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position (“FSP”) 157-2. FSP 157-2 delayed the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all of the provisions of SFAS 157 as of the beginning of fiscal 2009 with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. As of the beginning of fiscal 2010, we adopted the remaining provision of SFAS 157 and there was no impact on our consolidated financial position or results of operations.
In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The statement also establishes disclosure requirements which will enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 141R as of the beginning of fiscal 2010 and there was no material impact on our consolidated financial position or results of operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
In April 2009, the FASB issued FSP SFAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141R-1 amends the guidance in SFAS 141R relating to the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141R is effective for fiscal years beginning after December 15, 2008. We adopted FSP SFAS 141R as of the beginning of fiscal 2010 and there was no impact on our consolidated financial position or results of operations. We will apply the requirements of FSP FAS 141R-1 prospectively to any future acquisitions.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share pursuant to the two-class method described in paragraphs 60 and 61 of SFAS 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted FSP EITF 03-6-1 as of the beginning of fiscal 2010 and presented earnings per share for all periods presented, accordingly (see Note 12).
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. We adopted SFAS 161 as of the beginning of fiscal 2010 and provided the required expanded disclosures (see Notes 5 and 6).
In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009, which for us is the second quarter of fiscal 2010. We have not yet evaluated the impact of adopting the requirements of SFAS 165 on our consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. SFAS 167 is effective for annual periods beginning after November 15, 2009, which for us is fiscal 2011. We have not yet evaluated the impact of adopting the requirements of SFAS 167 on our consolidated financial position or results of operations.
Note 3 — Assets Held For Sale
Surplus restaurant properties and company-operated restaurants that we expect to sell within one year are classified in our accompanying Condensed Consolidated Balance Sheets as assets held for sale. As of May 18, 2009, total assets held for sale were $1,489. This was comprised of three company-operated restaurants and other real property with a collective carrying value of $977 in our Carl’s Jr. operating segment and two surplus properties in our Hardee’s operating segment with a carrying value of $512. As of January 31, 2009, total assets held for sale were $805 and were comprised of four surplus properties in our Hardee’s operating segment.
Note 4 — Purchase of Assets
During the sixteen weeks ended May 18, 2009, we purchased one Carl’s Jr. restaurant from one of our franchisees for $485. As a result of this transaction, we recorded property and equipment of $64 and goodwill of $418 in our Carl’s Jr. segment. We did not purchase any restaurants from franchisees during the sixteen weeks ended May 19, 2008.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 5 — Indebtedness and Interest Expense
As of May 18, 2009, we had borrowings outstanding under our senior credit facility (“Facility”) under the term loan portion of our Facility of $249,444 and under the revolving portion of our Facility of $54,500. We also had outstanding letters of credit under the revolving portion of our Facility of $35,363, with remaining availability of $110,137 under the revolving portion of our Facility.
As of May 18, 2009, the applicable interest rate on the term loan was the London Inter Bank Offered Rate (“LIBOR”) plus 1.38% per annum. Our outstanding borrowings under the revolving loan portion of our Facility bore interest at rates that were locked in for fixed terms of approximately 30 days, at LIBOR plus 1.50%, per annum, at May 18, 2009 and January 31, 2009. As of May 18, 2009 and January 31, 2009, borrowings under the revolving loan bore interest at weighted-average rates of 1.90% and 1.93% per annum, respectively. We also incur fees on outstanding letters of credit under our Facility at a per annum rate equal to 1.50% times the stated amounts.
The principal amount of the term loan is scheduled to be repaid in the following manner: quarterly installments of $671 through January 1, 2012; three quarterly payments of $63,762, beginning on April 1, 2012; and a final payment of $50,777 due on January 1, 2013. Our Facility also requires annual principal payments on the term loan based on excess cash flows, as defined. During the sixteen weeks ended May 18, 2009, we made aggregate principal payments of $2,291 on the term loan, including a payment of $1,616 based on excess cash flows for fiscal 2009, as required by the terms of our Facility.
We utilize derivative instruments to manage interest rate risk. We have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%. These agreements will expire on March 12, 2012. These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized as interest expense in our Consolidated Statements of Income. During the sixteen weeks ended May 18, 2009 and May 19, 2008, we recorded interest expense of $2,396 and interest income of $2,359, respectively, under these interest rate swap agreements to adjust their carrying value to fair value. During the sixteen weeks ended May 18, 2009 and May 19, 2008, we paid $2,832 and received $730, respectively, for net settlements under our interest rate swap agreements. The fair value of the interest rate swap agreements, inclusive of unpaid periodic settlements, is included in other current liabilities and other long-term liabilities, in our accompanying Condensed Consolidated Balance Sheets, and was $17,154 and $17,590 as of May 18, 2009 and January 31, 2009, respectively. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure.
The following table identifies our derivative instruments and their location in our accompanying Condensed Consolidated Balance Sheets:

	May 18, 2009		January 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate swap agreements	Other current liabilities	$7,681	Other current liabilities	$7,234
Interest rate swap agreements	Other long-term liabilities	9,473	Other long-term liabilities	10,356
Our Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. In addition, we may reinvest proceeds from the sale of assets and carry forward certain unused capital expenditure amounts to the following year. Our Facility also contains financial performance covenants, which include a maximum leverage ratio, and certain restrictive covenants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Interest expense consisted of the following:

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Facility	$1,784	$4,684
Interest rate swap agreements	2,396	(2,359)
Capital lease obligations	1,520	1,362
Amortization of deferred loan fees	315	342
2023 Convertible Notes	—	183
Letter of credit fees and other	329	356

	$6,344	$4,568

Note 6 — Fair Value Measurement
In accordance with SFAS 157, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 —	Quoted prices in active markets for identical assets or liabilities;

Level 2 —	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table summarizes the financial liabilities measured at fair value on a recurring basis as of May 18, 2009:

Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	$17,154	$—	$17,154	$—
The interest rate swap agreements are recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of our interest rate swap agreements, credit spreads for the contracting parties and interest rate curves.
Note 7 — Commitments and Contingent Liabilities
Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised and licensed restaurants and other revenue, and the payments on the leases as rental expense in franchised and licensed restaurants and other expense, in our accompanying Condensed Consolidated Statements of Income. As of May 18, 2009, the present value of the lease obligations under the remaining master leases’ primary terms is $116,662. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $5,481, of which $1,164 is reserved for in our estimated liability for closed restaurants in our accompanying Condensed Consolidated Balance Sheet as of May 18, 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Pursuant to our Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 5). Several standby letters of credit are outstanding under this sub-facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of May 18, 2009, we had outstanding letters of credit of $35,363, expiring at various dates through July 2010.
As of May 18, 2009, we had unconditional purchase obligations in the amount of $70,479, which consist primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.
We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, an amount ranging from a pro-rata portion of the current year bonus to three times the bonus in effect for the year in which the termination occurs. Additionally, all options awarded to the affected executives which have not vested as of the date of termination would vest immediately. For certain of the key executives, all unvested restricted stock awards as of the date of termination would vest immediately and restricted stock awards which have not yet been awarded would be awarded and would vest immediately. If all of these Agreements had been triggered as of May 18, 2009, we would have been required to make cash payments of approximately $14,118.
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
As of May 18, 2009, we had recorded an accrued liability for contingencies related to litigation in the amount of $225, which relates to certain employment, real estate and other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of May 18, 2009, we estimated the contingent liability of those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $870 to $2,905.
Note 8 — Stockholders’ Equity
During the sixteen weeks ended May 18, 2009, we declared cash dividends of $0.06 per share of common stock, for a total of $3,275. Dividends payable of $3,275 and $3,279 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of May 18, 2009 and January 31, 2009, respectively. The dividends declared during the sixteen weeks ended May 18, 2009 were subsequently paid on June 8, 2009.
Note 9 — Share-Based Compensation
We have various share-based compensation plans that provide restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. The total number of shares available under all of our stock incentive plans was 2,872,900 as of May 18, 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Total share-based compensation expense and associated tax benefits recognized were as follows:

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Share-based compensation expense related to performance-vested restricted stock awards	$—	$1,302
All other share-based compensation expense	1,852	2,635

Total share-based compensation expense	$1,852	$3,937

Associated tax benefits	$622	$1,170

Note 10 — Facility Action Charges, Net
The components of facility action charges, net are as follows:

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Estimated liability for new restaurant closures	$509	$12
Adjustments to estimated liability for closed restaurants	176	(102)
Impairment of assets to be disposed of	—	310
Impairment of assets to be held and used	23	—
Loss on sales of restaurants and surplus properties, net	208	707
Amortization of discount related to estimated liability for closed restaurants	132	146

	$1,048	$1,073

Note 11 — Income Taxes
Income tax expense consisted of the following:

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Federal and state income taxes	$9,549	$8,954
Foreign income taxes	249	480

Income tax expense	$9,798	$9,434

Effective income tax rate	40.5%	36.2%

Our effective income tax rates for the sixteen weeks ended May 18, 2009 and May 19, 2008 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. We had $4,027 of tax benefits as of January 31, 2009, that, if recognized, would affect our effective income tax rate. There were no material changes in the unrecognized tax benefits for the sixteen weeks ended May 18, 2009. We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $1,818 may be necessary within the fiscal year as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken during fiscal 2010.
As of May 18, 2009, we maintained a valuation allowance of $27,128 for state capital loss carryforwards, certain state net operating loss and income tax credit carryforwards and other temporary differences related to various states in which one or more of our entities file separate income tax returns. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 12 — Income Per Share
The table below presents the computation of basic and diluted earnings per share:

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
	(In thousands, except per share amounts)
Numerator:
Distributed net income for computation of basic and diluted distributed earnings per share	$3,273	$3,143

Undistributed net income for computation of basic undistributed earnings per share	$11,122	$13,477

Adjustment for interest and amortization costs for 2023 Convertible Notes, net of related tax effect	—	135

Undistributed net income for computation of diluted undistributed earnings per share	$11,122	$13,612

Net income for computation of basic earnings per share	$14,395	$16,620

Net income for computation of diluted earnings per share	$14,395	$16,755

Denominator:
Weighted-average shares for computation of basic earnings per share	54,615	52,437
Dilutive effect of stock options	422	805
Dilutive effect of 2023 Convertible Notes	—	1,769

Weighted-average shares for computation of diluted earnings per share	55,037	55,011

Basic earnings per share:
Distributed income per share	$0.06	$0.06
Undistributed income per share	0.20	0.26

Net income per share	$0.26	$0.32

Diluted earnings per share:
Distributed income per share	$0.06	$0.06
Undistributed income per share	0.20	0.25

Net income per share	$0.26	$0.31

Note 13 — Segment Information
We are principally engaged in developing, operating, franchising and licensing our Carl’s Jr. and Hardee’s quick-service restaurant concepts, each of which is considered an operating segment that is managed and evaluated separately. The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009).

Sixteen Weeks Ended May 18, 2009	Carl’s Jr.	Hardee’s	Other	Total
Revenue	$267,888	$178,610	$306	$446,804
Operating income	20,497	9,003	175	29,675
Income (loss) before income taxes	20,207	8,042	(4,056)	24,193

Sixteen Weeks Ended May 19, 2008	Carl’s Jr.	Hardee’s	Other	Total
Revenue	$275,878	$190,023	$270	$466,171
Operating income	24,051	5,468	111	29,630
Income (loss) before income taxes	23,746	3,860	(1,552)	26,054

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 14 — Supplemental Cash Flow Information

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Cash paid for:
Interest, net of amounts capitalized	$6,421	$4,479
Income taxes, net of refunds received	1,482	329

Non-cash investing and financing activities:
Dividends declared, not paid	3,275	3,146
Capital lease obligations incurred to acquire assets	10,847	—
Accrued property and equipment purchases at quarter-end	5,750	3,840

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Safe Harbor Disclosure
CKE Restaurants, Inc. and its subsidiaries (collectively referred to as the “Company”) is comprised of the operations of Carl’s Jr., Hardee’s, Green Burrito (which is primarily operated as a dual-branded concept with Carl’s Jr. quick-service restaurants) and Red Burrito (which is operated as a dual-branded concept with Hardee’s quick-service restaurants). The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals and operating performance and are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties that are often difficult to predict and are beyond our control. Factors that could cause our results to differ materially from those described include, but are not limited to, our ability to compete with other restaurants, supermarkets and convenience stores; changes in economic conditions which may affect our business and stock price; the effect of restrictive covenants in our credit facility on our business; our ability to attract and retain key personnel; our franchisees’ willingness to participate in our strategy; the operational and financial success of our franchisees; changes in consumer preferences and perceptions; changes in the price or availability of commodities; changes in our suppliers’ ability to provide quality products to us in a timely manner; the effect of the media’s reports regarding food-borne illnesses and other health-related issues on our reputation and our ability to obtain products; the seasonality of our operations; increased insurance and/or self-insurance costs; our ability to select appropriate restaurant locations, construct new restaurants, complete remodels of existing restaurants and renew leases with favorable terms; our ability to comply with existing and future health, employment, environmental and other government regulations; and other factors as discussed in our filings with the Securities and Exchange Commission (“SEC”).
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
Critical Accounting Policies
Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our consolidated financial position and results of operations. See our Annual Report on Form 10-K for the year ended January 31, 2009 for a description of our critical accounting policies. Specific risks associated with these critical accounting policies are described in the following paragraphs.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Impairment of Goodwill
During the first quarter of fiscal 2009, we evaluated our goodwill at the Carl’s Jr. and Hardee’s brands. As a result of our annual impairment test, we concluded that the fair value of the Carl’s Jr. and Hardee’s reporting units exceeded the carrying value, and thus no impairment charge was required. As of May 18, 2009, we had $24,106 in goodwill recorded in our accompanying Condensed Consolidated Balance Sheet.
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
Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of May 18, 2009 and January 31, 2009, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $37,426 and $36,972, respectively.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2010 Comparisons with Fiscal 2009
The factors discussed below impact comparability of operating performance for the sixteen weeks ended May 18, 2009 and May 19, 2008, or could impact comparisons for the remainder of fiscal 2010.
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
Operating Review
The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our accompanying Condensed Consolidated Statements of Income:

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Revenue:
Company-operated restaurants	76.8%	76.8%
Franchised and licensed restaurants and other	23.2	23.2

Total revenue	100.0	100.0

Operating costs and expenses:
Restaurant operating costs (1):
Food and packaging	28.7	29.3
Payroll and other employee benefits	28.4	28.9
Occupancy and other	23.0	21.8

Total restaurant operating costs	80.1	80.1

Franchised and licensed restaurants and other (2)	76.7	77.0
Advertising (1)	6.1	5.9
General and administrative	9.2	9.5
Facility action charges, net	0.2	0.2

Operating income	6.6	6.4
Interest expense	(1.4)	(1.0)
Other income, net	0.2	0.2

Income before income taxes	5.4	5.6
Income tax expense	2.2	2.0

Net income	3.2%	3.6%

(1)	As a percent of company-operated restaurants revenue.

(2)	As a percent of franchised and licensed restaurants and other revenue.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
The following table is presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Company-operated restaurants revenue	$343,164	$358,238

Restaurant operating costs:
Food and packaging	98,502	105,074
Payroll and other employee benefits	97,369	103,683
Occupancy and other	78,837	78,035

Total restaurant operating costs	274,708	286,792

Franchised and licensed restaurants and other revenue:
Royalties	25,679	25,003
Distribution centers	67,157	70,690
Rent	10,093	9,620
Franchise fees	711	2,620

Total franchised and licensed restaurants and other revenue	103,640	107,933

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	4,638	4,581
Distribution centers	66,220	70,545
Rent and other occupancy	8,635	7,941

Total franchised and licensed restaurants and other expenses	79,493	83,067

Advertising	20,767	21,098

General and administrative	41,113	44,511

Facility action charges, net	1,048	1,073

Operating income	$29,675	$29,630

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended May 18, 2009:

	Company-operated	Franchised and licensed	Total
Open at May 19, 2008	906	2,195	3,101
New	28	78	106
Closed	(22)	(52)	(74)
Divested	(46)	(38)	(84)
Acquired	38	46	84

Open at May 18, 2009	904	2,229	3,133

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Carl’s Jr.

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Company-operated restaurants revenue	$192,068	$195,228

Restaurant operating costs:
Food and packaging	54,136	56,505
Payroll and other employee benefits	51,730	51,919
Occupancy and other	44,204	42,867

Total restaurant operating costs	150,070	151,291

Franchised and licensed restaurants and other revenue:
Royalties	9,758	10,326
Distribution centers	59,336	63,289
Rent	6,379	6,355
Franchise fees	347	680

Total franchised and licensed restaurants and other revenue	75,820	80,650

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	2,352	2,160
Distribution centers	58,430	62,897
Rent and other occupancy	5,891	5,597

Total franchised and licensed restaurants and other expenses	66,673	70,654

Advertising	11,629	11,434

General and administrative	18,608	18,817

Facility action charges, net	411	(369)

Operating income	$20,497	$24,051

Company-operated average unit volume (trailing-13 periods)	$1,507	$1,514
Franchise-operated average unit volume (trailing-13 periods)	$1,163	$1,194
Company-operated same-store sales (decrease) increase	(5.1)%	3.9%
Franchise-operated same-store sales decrease	(5.8)%	(1.2)%
Company-operated same-store transaction (decrease) increase	(4.5)%	1.9%
Average check (actual $)	$6.93	$6.92
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	28.2%	28.9%
Payroll and other employee benefits	26.9%	26.6%
Occupancy and other	23.0%	22.0%
Total restaurant operating costs	78.1%	77.5%
Advertising as a percentage of company-operated restaurants revenue	6.1%	5.9%
The following table shows the change in our restaurant portfolio for the trailing-13 periods ended May 18, 2009:

	Company-operated	Franchised and licensed	Total
Open at May 19, 2008	410	752	1,162
New	20	40	60
Closed	(5)	(12)	(17)
Divested	(3)	(1)	(4)
Acquired	1	3	4

Open at May 18, 2009	423	782	1,205

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Company-Operated Restaurants
Revenue from company-operated Carl’s Jr. restaurants decreased $3,160, or 1.6%, to $192,068 during the sixteen weeks ended May 18, 2009, as compared to the sixteen weeks ended May 19, 2008. This decrease was primarily due to the 5.1% decrease in same-store sales for the quarter. This decrease was partially offset by a net increase of 13 company-operated restaurants since the end of the first quarter of fiscal 2009.
The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs as a percentage of company-operated restaurants revenue for the sixteen weeks ended May 19, 2008	77.5%
Decrease in food and packaging costs	(0.7)
Increase in depreciation and amortization expense	0.7
Increase in rent expense	0.4
Increase in workers’ compensation expense	0.3
Other, net	(0.1)

Restaurant operating costs as a percentage of company-operated restaurants revenue for the sixteen weeks ended May 18, 2009	78.1%

Food and packaging costs decreased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 18, 2009, as compared to the prior year period, due primarily to reduced distribution costs related to lower fuel and administrative costs and decreased commodity costs for cheese, produce, oil and beef.
Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 18, 2009, from the comparable prior year period, mainly due to asset additions related to remodels and new store openings.
Rent expense increased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 18, 2009, from the comparable prior year period, due mainly to the deleveraging impact of the 5.1% decrease in same-store sales and the relatively fixed nature of rent expense.
Workers’ compensation expense increased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 18, 2009, from the comparable prior year period, due primarily to favorable claims reserves adjustments in the prior year period which did not recur to the same extent in the current year.
Franchised and Licensed Restaurants
Total franchised and licensed restaurants revenue decreased $4,830, or 6.0%, to $75,820 during the sixteen weeks ended May 18, 2009, as compared to the sixteen weeks ended May 19, 2008. Distribution center sales of food, paper and supplies to franchisees decreased by $3,953, or 6.2%, primarily due to the same-store sales decline. Royalty revenues decreased by $568, or 5.5%, due to lower international royalties due to declines in foreign currency exchange rates and lower domestic royalties related to the 5.8% decline in same-store sales. Franchise fee revenues decreased by $333, or 49.0%, due to a reduction in new store franchise fees and development fees. These decreases were partially offset by an increase in the franchise store base over the comparable prior year period.
Franchised and licensed operating and other expenses decreased $3,981, or 5.6%, to $66,673 during the sixteen weeks ended May 18, 2009, as compared to the prior year period. This decrease is mainly due to a 7.1% decrease in distribution center costs related to the 6.2% decrease in sales to franchisees, coupled with a decrease in distribution costs related to lower fuel and maintenance costs.
As of May 18, 2009, approximately 84.2% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Hardee’s

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Company-operated restaurants revenue	$151,015	$162,923

Restaurant operating costs:
Food and packaging	44,346	48,530
Payroll and other employee benefits	45,600	51,724
Occupancy and other	34,612	35,139

Total restaurant operating costs	124,558	135,393

Franchised and licensed restaurants and other revenue:
Royalties	15,766	14,495
Distribution centers	7,821	7,400
Rent	3,644	3,265
Franchise fees	364	1,940

Total franchised and licensed restaurants and other revenue	27,595	27,100

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	2,286	2,421
Distribution centers	7,789	7,648
Rent and other occupancy	2,745	2,344

Total franchised and licensed restaurants and other expenses	12,820	12,413

Advertising	9,138	9,664

General and administrative	22,454	25,643

Facility action charges, net	637	1,442

Operating income	$9,003	$5,468

Company-operated average unit volume (trailing-13 periods)	$1,010	$959
Franchise-operated average unit volume (trailing-13 periods)	$979	$957
Company-operated same-store sales increase (decrease)	2.5%	(0.6)%
Franchise-operated same-store sales increase (decrease)	3.4%	(1.9)%
Company-operated same-store transaction increase (decrease)	2.2%	(3.4)%
Average check (actual $)	$5.04	$5.07
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	29.4%	29.8%
Payroll and other employee benefits	30.2%	31.7%
Occupancy and other	22.9%	21.6%
Total restaurant operating costs	82.5%	83.1%
Advertising as a percentage of company-operated restaurants revenue	6.1%	5.9%
The following table shows the change in our restaurant portfolio for the trailing-13 periods ended May 18, 2009:

	Company-operated	Franchised and licensed	Total
Open at May 19, 2008	495	1,428	1,923
New	8	38	46
Closed	(17)	(37)	(54)
Divested	(43)	(37)	(80)
Acquired	37	43	80

Open at May 18, 2009	480	1,435	1,915

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Company-Operated Restaurants
Revenue from company-operated Hardee’s restaurants decreased $11,908, or 7.3%, to $151,015 during the sixteen weeks ended May 18, 2009, as compared to the comparable prior year period. The decrease is mostly due to the divestiture of 43 company-operated restaurants to franchisees since the end of the first quarter of fiscal 2009. This decrease was partially offset by the 2.5% increase in same-store sales and the $51 increase in average unit volumes. In addition, since the end of the first quarter of fiscal 2009, we acquired 37 restaurants from a franchisee and opened eight and closed 17 company-operated restaurants.
The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs as a percentage of company-operated restaurants revenue for the sixteen weeks ended May 19, 2008	83.1%
Decrease in labor costs, excluding workers’ compensation	(1.6)
Increase in depreciation and amortization expense	1.3
Decrease in food and packaging costs	(0.4)
Increase in general liability insurance expense	0.3
Decrease in repairs and maintenance	(0.3)
Increase in utilities expense	0.2
Other, net	(0.1)

Restaurant operating costs as a percentage of company-operated restaurants revenue for the sixteen weeks ended May 18, 2009	82.5%

Labor costs, excluding workers’ compensation expense, decreased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 18, 2009, as compared to the prior year period, due primarily to the more efficient use of labor, using actions initiated in the second quarter of fiscal 2009, partially offset by the impact of minimum wage rate increases.
Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 18, 2009, from the comparable prior year period, mainly due to asset additions from remodels and new restaurant openings.
Food and packaging costs decreased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 18, 2009, as compared to the prior year period. One of our restaurants has a gas station, and its fuel sales, which have a higher associated cost of sales than our food products, were down significantly from prior year due to lower gas prices. In addition, we had lower commodity costs for cheese, flour, oil and dairy products.
General liability insurance expense increased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 18, 2009, as compared to the prior year period, as the result of unfavorable claims reserves adjustments as a result of actuarial analyses of outstanding claims reserves in the current year period as compared with favorable claims reserves adjustments in the prior year period.
Repairs and maintenance expense decreased as a percent of company-operated restaurants revenue during the sixteen weeks ended May 18, 2009, as compared to the prior year period. In the current year, improved spending controls contributed to lower maintenance costs. Also, during the sixteen weeks ended May 19, 2008, repairs and maintenance costs were unusually high due to spending associated with restaurants acquired in connection with the termination of a franchise agreement.
Franchised and Licensed Restaurants
Total franchised and licensed restaurants revenue increased $495, or 1.8%, to $27,595 during the sixteen weeks ended May 18, 2009, as compared to the prior year period. This increase is mainly due to the increase in royalty revenues of $1,271, or 8.8%, which is primarily due to the increase in the number of franchised restaurants, resulting from our refranchising program, and a net increase of 18 licensed international restaurants, and increased collections of $212 of previously unrecognized royalties from financially troubled franchisees, as compared with the prior year period. We also experienced a $379 increase in rental income, primarily due to rent related to restaurants that were divested in our refranchising efforts, despite a $289 decrease in collections of previously unrecognized rent from financially troubled franchisees. Distribution center revenues increased by $421 mainly due to equipment sales related to increased remodel activity by our franchisees. These increases were partially offset by a $1,576 decrease in franchise fee revenues. In the comparable prior year period, franchise fee revenues were significantly higher due to the refranchising of 59 company-operated restaurants to franchisees in the prior year period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Franchised and licensed operating and other expenses increased $407, or 3.3%, to $12,820, during the sixteen weeks ended May 18, 2009, as compared to the prior year period. This increase in costs is mainly due to a $401 increase in rent expense related to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising program.
Consolidated Expenses
General and Administrative Expense
General and administrative expenses decreased $3,398, or 7.6%, to $41,113, and decreased 0.3% to 9.2% of total revenue, for the sixteen weeks ended May 18, 2009, as compared to the sixteen weeks ended May 19, 2008. This was mainly due to a $2,088 decrease in share-based compensation expense which is attributable to several factors, including our performance against specified goals for fiscal 2010 and the decline in our stock price. In addition, as a result of implementing various cost-reduction initiatives, we reduced general corporate expenses by $1,814. Finally, we had an $864 increase in bonus expense, which is based on our performance relative to executive management and operations bonus criteria.
Interest Expense
During the sixteen weeks ended May 18, 2009, interest expense increased $1,776, or 38.9%, to $6,344, as compared to the sixteen weeks ended May 19, 2008. This increase is primarily the result of a $2,396 charge during the current period to adjust the carrying value of the interest rate swap agreements to fair value. Comparatively, there was a $2,359 reduction of interest expense in the prior year period to adjust the carrying value of the interest rate swap agreements to fair value. This increase was partially offset by a $2,900 decrease in the interest expense on our Facility due to decreased average outstanding borrowings and lower interest rates. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.
Income Tax Expense
Our effective income tax rate for the sixteen weeks ended May 18, 2009 and May 19, 2008 was 40.5% and 36.2%, respectively. The effective rate in the prior year quarter was reduced due to the impact of favorable tax regulations that were recognized during the quarter. See Note 11 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of income tax expense.

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

	Sixteen Weeks Ended		Trailing-13 Periods Ended
	May 18, 2009	May 19, 2008	May 18, 2009
Net income	$14,395	$16,620	$34,731
Interest expense	6,344	4,568	30,385
Income tax expense	9,798	9,434	21,897
Depreciation and amortization	21,298	18,982	65,813
Facility action charges, net	1,048	1,073	4,114
Share-based compensation expense	1,852	3,937	10,449

Adjusted EBITDA	$54,735	$54,614	$167,389

Liquidity and Capital Resources
Over the past year, worldwide capital and credit markets have seen unprecedented volatility. We are closely monitoring the potential impact of these market conditions on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity or the availability of committed funds under our Facility. Based on information available to us, all of the financial institutions syndicated under our Facility are able to fulfill their commitments as of June 24, 2009. However, there can be no assurance that one or more of them may not be able to fulfill their future funding obligations.
Notwithstanding the above, we expect that our cash on hand, coupled with future cash flows from operations and borrowings under our Facility will provide sufficient liquidity to allow us to service existing debt and to meet our operating and capital requirements for at least the next 12 months. We believe our most significant cash use during the next 12 months will be for capital expenditures. Based on our current capital spending projections, we expect capital expenditures to be between $100,000 and $110,000 for fiscal 2010. Under the terms of our Facility, we may be required to make an annual principal prepayment, based on excess cash flows (as defined in our Facility). Other than these prepayments, we have no significant debt maturities coming due until March 27, 2012. See Note 5 of Notes to Condensed Consolidated Financial Statements for more information on our existing debt.
Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. During the sixteen weeks ended May 18, 2009, we made aggregate principal payments of $2,291 on the term loan, including a payment of $1,616 based on excess cash flows for fiscal 2009, as required by the terms of our Facility. As of May 18, 2009, we had (i) borrowings outstanding under the term loan portion of our Facility of $249,444, (ii) borrowings outstanding under the revolving portion of our Facility of $54,500, (iii) outstanding letters of credit under the revolving portion of our Facility of $35,363, and (iv) availability under the revolving portion of our Facility of $110,137.
The terms of our Facility include financial performance covenants, which include a maximum leverage ratio, and certain restrictive covenants. This covenant requires us to maintain a leverage ratio not to exceed 2.75, 2.50 and 2.25 in fiscal 2010, 2011 and 2012, respectively. As of May 18, 2009, our leverage ratio was 2.27. Our most significant restrictive covenants limit our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Our Facility permits us to spend an aggregate of $348,083 to repurchase our common stock and/or pay cash dividends, of which $46,520 remains for additional common stock repurchases and/or cash dividend payments, as of May 18, 2009. The aggregate amount allowed for common stock repurchases and/or cash dividend payments is increased each year by a portion of excess cash flows (as defined in our Facility). In addition to being limited by our Facility, our ability to repurchase common stock is limited by our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder. As of May 18, 2009, pursuant to these limitations, we are permitted to make additional repurchases of our common stock up to $37,259.
Our Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. In addition, we may reinvest proceeds from the sale of assets and carry forward certain unused capital expenditure amounts to the following year. As of May 18, 2009, we expect to be permitted to make total capital expenditures of $144,025 in fiscal 2010.
Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties. We were in compliance with the covenants and all other requirements of our Facility as of May 18, 2009.
We have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%. These agreements will expire on March 12, 2012. These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income. During the sixteen weeks ended May 18, 2009, we paid $2,832 for net settlements under our fixed rate swap agreements. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future value.
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
During the sixteen weeks ended May 18, 2009, we declared cash dividends of $0.06 per share of common stock, for a total of $3,275. Dividends payable of $3,275 and $3,279 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of May 18, 2009 and January 31, 2009, respectively. The dividends declared during the sixteen weeks ended May 18, 2009 were subsequently paid on June 8, 2009.
During the sixteen weeks ended May 18, 2009, cash provided by operating activities was $50,192, an increase of $1,414 or 2.9% from the prior year comparable period. This increase is primarily attributable to increases in depreciation and amortization of $2,316 and deferred income taxes of $1,195 and positive changes in operating assets and liabilities, including accounts receivable, accounts payable and other liability accounts. Working capital account balances can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term. These increases were partially offset by decreases in net income of $2,225 and share-based compensation expense of $2,084.
Cash used in investing activities during the sixteen weeks ended May 18, 2009 totaled $25,574, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, and collections on non-trade notes receivable.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Capital expenditures were as follows:

	Sixteen Weeks Ended
	May 18, 2009	May 19, 2008
Non-discretionary:
Remodels
Carl’s Jr.	$874	$3,042
Hardee’s	7,115	1,961
Capital Maintenance
Carl’s Jr.	3,905	3,626
Hardee’s	4,225	3,274
Corporate/other	715	1,474

Total non-discretionary	16,834	13,377

Discretionary:
New restaurants/rebuilds
Carl’s Jr.	4,083	2,256
Hardee’s	962	1,505
Dual-branding
Carl’s Jr.	16	88
Hardee’s	73	1,118
Real estate/franchise acquisitions	1,998	1,654
Corporate/other	3,759	95

Total discretionary	10,891	6,716

Total	$27,725	$20,093

Capital expenditures for the sixteen weeks ended May 18, 2009, increased $7,632, or 38.0%, from the comparable prior year period mainly due to a $4,270 increase in restaurant remodel activity and new restaurant and rebuild construction and a $2,905 increase in corporate and other asset additions.
Cash used in financing activities during the sixteen weeks ended May 18, 2009 was $22,927, which principally consisted of net repayments of $7,500 under the revolving portion of our Facility, payments of $2,291 under the term loan portion of our Facility, a change in cash overdraft of $7,311, dividends paid of $3,279, repayments of $1,742 of capital lease obligations and $1,340 of common stock repurchases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)
Interest Rate Risk
Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. Our Facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin. As of May 18, 2009, we had $303,944 of borrowings and $35,363 of letters of credit outstanding under our Facility. We have entered into interest rate swap agreements with a combined notional amount of $200,000. These agreements will expire on March 12, 2012. The effect of the agreements is to limit the interest rate exposure on a portion of our term loan debt under our Facility to a fixed rate of 6.12%. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future fair value.
A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $1,039. The estimated reduction is based upon the outstanding balance of the borrowings under our Facility that are not covered by our interest rate swaps and the weighted-average interest rate for the fiscal year and assumes no change in the volume, index or composition of debt as in effect on May 18, 2009.
In the normal course of business, we are exposed to foreign currency risk as substantially all of our licensees transact business in currencies other than our consolidated reporting currency, the U.S. dollar. As a result, we are exposed to changes in the exchange rate between the U.S. dollar and the following currencies: Bahraini Dinar, Egyptian Pound, Jordan Dinar, Kuwait Dinar, Lebanese Pound, Malaysian Ringgit, Mexican Peso, Oman Rial, Pakistani Rupee, Qatar Riyal, Russian Ruble, Saudi Arabian Riyal, Singapore Dollar and United Arab Emirates Dirham.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 18, 2009, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 18, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
The following table provides information as of May 18, 2009, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
				Maximum
				Dollar
				Value of
			Total	Shares that
			Number of Shares	May Yet Be
		Average	Purchased as Part	Purchased
	Total	Price	of Publicly	Under the
	Number of Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs	Programs
January 27, 2009 — February 23, 2009	—	$—	—	$38,599
February 24, 2009 — March 23, 2009	—	—	—	38,599
March 24, 2009 — April 20, 2009 (1)	153,968	8.71	153,968	37,259
April 21, 2009 — May 18, 2009	—	—	—	37,259

Total	153,968	$8.71	153,968	$37,259

(1)	We received and cancelled a total of 153,968 shares of our outstanding common stock in payment of taxes owed on ordinary income recognized by three of our executives in connection with the vesting of restricted stock awards issued under our stock incentive plans.

Item 6. Exhibits

Exhibit #

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC.
Date: June 24, 2009	/s/ Reese Stewart
Reese Stewart
Senior Vice President Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit #

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.