Form 10-Q
period 2009-08-10
CKE RESTAURANTS INC
filed 2009-09-16
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 10, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 10, 2009, 54,582,920 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements
CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 10, 2009 AND JANUARY 31, 2009
(In thousands, except par values)
(Unaudited)

	August 10, 2009	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$19,194	$17,869
Accounts receivable, net of allowance for doubtful accounts of $471 as of August 10, 2009 and $720 as of January 31, 2009	31,567	40,738
Related party trade receivables	5,206	4,923
Inventories, net	22,708	24,215
Prepaid expenses	11,565	13,445
Assets held for sale	512	805
Advertising fund assets, restricted	19,242	16,340
Deferred income tax assets, net	18,000	20,781
Other current assets	2,864	1,843

Total current assets	130,858	140,959
Notes receivable, net of allowance for doubtful accounts of $408 as of August 10, 2009 and $529 as of January 31, 2009	1,465	3,259
Property and equipment, net of accumulated depreciation and amortization of $435,205 as of August 10, 2009 and $420,375 as of January 31, 2009	555,398	543,770
Property under capital leases, net of accumulated amortization of $45,296 as of August 10, 2009 and $48,341 as of January 31, 2009	34,198	23,403
Deferred income tax assets, net	51,423	57,832
Goodwill	24,106	23,688
Intangible assets, net	2,422	2,508
Other assets, net	8,832	9,268

Total assets	$808,702	$804,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of bank indebtedness and other long-term debt	$2,709	$4,341
Current portion of capital lease obligations	7,648	6,389
Accounts payable	43,501	60,903
Advertising fund liabilities	19,242	16,340
Other current liabilities	102,400	91,765

Total current liabilities	175,500	179,738
Bank indebtedness and other long-term debt, less current portion	287,107	310,447
Capital lease obligations, less current portion	44,992	36,273
Other long-term liabilities	83,325	83,953

Total liabilities	590,924	610,411

Commitments and contingencies (Notes 5 and 7)
Subsequent events (Notes 8 and 15)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 54,583 shares issued and outstanding as of August 10, 2009; 54,653 shares issued and outstanding as of January 31, 2009	546	546
Additional paid-in capital	279,471	276,068
Accumulated deficit	(62,239)	(82,338)

Total stockholders’ equity	217,778	194,276

Total liabilities and stockholders’ equity	$808,702	$804,687

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008	August 10, 2009	August 11, 2008

Revenue:
Company-operated restaurants	$257,794	$267,075	$600,958	$625,313
Franchised and licensed restaurants and other	78,173	85,415	181,813	193,348

Total revenue	335,967	352,490	782,771	818,661

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	73,899	80,355	172,401	185,429
Payroll and other employee benefits	72,387	75,429	169,756	179,112
Occupancy and other	61,750	59,811	140,587	137,846

Total restaurant operating costs	208,036	215,595	482,744	502,387
Franchised and licensed restaurants and other	58,333	65,590	137,826	148,657
Advertising	15,005	15,699	35,772	36,797
General and administrative	30,971	32,370	72,084	76,881
Facility action charges, net	1,454	351	2,502	1,424

Total operating costs and expenses	313,799	329,605	730,928	766,146

Operating income	22,168	22,885	51,843	52,515
Interest expense	(2,060)	(2,399)	(8,404)	(6,967)
Other income, net	425	529	1,287	1,521

Income before income taxes	20,533	21,015	44,726	47,069
Income tax expense	8,283	8,675	18,081	18,109

Net income	$12,250	$12,340	$26,645	$28,960

Dividends per common share	$0.06	$0.06	$0.12	$0.12

Income per common share:
Basic	$0.22	$0.24	$0.49	$0.55

Diluted	$0.22	$0.23	$0.48	$0.53

Weighted-average common shares outstanding:
Basic	54,584	52,507	54,602	52,467
Diluted	55,007	55,074	55,024	55,038
See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008
Cash flows from operating activities:
Net income	$26,645	$28,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,812	33,306
Amortization of deferred loan fees	563	701
Share-based compensation expense	4,238	6,860
Recovery of losses on accounts and notes receivable	(303)	(26)
Loss on sale of property and equipment and capital leases	835	946
Facility action charges, net	2,502	1,424
Deferred income taxes	9,178	9,474
Other non-cash charges	19	19
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	11,330	5,385
Estimated liability for closed restaurants and estimated liability for self-insurance	(1,373)	(3,306)
Accounts payable and other current and long-term liabilities	(4,316)	(7,014)

Net cash provided by operating activities	87,130	76,729

Cash flows from investing activities:
Purchases of property and equipment	(49,513)	(48,451)
Proceeds from sale of property and equipment	3,401	16,770
Collections of non-trade notes receivable	2,018	2,730
Acquisition of restaurants, net of cash acquired	(485)	—
Other investing activities	76	47

Net cash used in investing activities	(44,503)	(28,904)

Cash flows from financing activities:
Net change in bank overdraft	(5,170)	(17,085)
Borrowings under revolving credit facility	75,000	100,500
Repayments of borrowings under revolving credit facility	(97,000)	(108,000)
Repayments of credit facility term loan	(2,962)	(15,140)
Repayments of other long-term debt	(11)	(103)
Repayments of capital lease obligations	(3,812)	(3,038)
Payment of deferred loan fees	—	(399)
Repurchase of common stock	(1,340)	(1,621)
Exercise of stock options	518	1,580
Excess tax benefits from exercise of stock options	29	163
Dividends paid on common stock	(6,554)	(6,295)

Net cash used in financing activities	(41,302)	(49,438)

Net increase (decrease) in cash and cash equivalents	1,325	(1,613)
Cash and cash equivalents at beginning of period	17,869	19,993

Cash and cash equivalents at end of period	$19,194	$18,380

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 1 — Basis of Presentation and Description of Business
CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, Green Burrito® and Red Burrito® concepts. References to CKE Restaurants, Inc. throughout these Notes to Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”
Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. Generally, our franchisees are domestic and our licensees are international. As of August 10, 2009, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	421	478	1	900
Franchised	664	1,231	12	1,907
Licensed	127	206	—	333

Total	1,212	1,915	13	3,140

Our accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE, our wholly-owned subsidiaries, and certain variable interest entities (“VIEs”) for which we are the primary beneficiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q, and Article 10 of Regulation S-X. CKE does not have any non-controlling interests in other entities. These financial statements should be read in conjunction with the audited Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. In our opinion, all adjustments considered necessary for a fair presentation of financial position and results of operations for this interim period have been included. The results of operations for such interim period are not necessarily indicative of results for the full year or for any future period.
We operate on a retail accounting calendar. Our fiscal year has 13 four-week accounting periods and ends on the last Monday in January. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. For clarity of presentation, we generally label all fiscal year ends as if the fiscal year ended January 31.
Variable Interest Entities
We consolidate one national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $19,242 and $16,340 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheets as of August 10, 2009 and January 31, 2009, respectively. Consolidation of the Hardee’s Funds had no impact on our accompanying Condensed Consolidated Statements of Income and Cash Flows. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of the Hardee’s Funds, and none of our assets serve as collateral for the creditors of these VIEs.
Certain of our franchisees, which combine to operate approximately 5.9% of all our franchised restaurants, are VIEs in which we hold a significant variable interest, but for which we are not the primary beneficiary. As of August 10, 2009, we have exposures of $11,653 related to these VIEs, which relate to the collection of notes receivable and our lease obligations for properties subleased to these entities.
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
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. We adopted SFAS 161 as of the beginning of fiscal 2010 and have included the required expanded disclosures (see Notes 5 and 6).
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic income per share pursuant to the two-class method described in paragraphs 60 and 61 of SFAS 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted FSP EITF 03-6-1 as of the beginning of fiscal 2010 and have presented income per share for the current and prior periods in accordance with FSP EITF 03-6-1 (see Note 12).
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
In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 and APB 28-1 amends SFAS 107 and Accounting Principle Board Opinion (“APB”) 28 by requiring disclosures of the fair value of financial instruments included within the scope of SFAS 107 whenever a public company issues summarized financial information for interim reporting periods. FSP SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 under certain circumstances. We adopted FSP SFAS 107-1 and APB 28-1 during the quarter ended August 10, 2009 and have included the required additional disclosures (see Note 6).
In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. We adopted SFAS 165 during the quarter ended August 10, 2009 and have included the required additional disclosures (see Note 15).
In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate VIEs. SFAS 167 is effective for annual periods beginning after November 15, 2009, which for us is fiscal 2011. We have not yet evaluated the impact of adopting the requirements of SFAS 167 on our consolidated financial position or results of operations.
Note 3 — Assets Held For Sale
Surplus restaurant properties and company-operated restaurants that we expect to sell within one year are classified in our accompanying Condensed Consolidated Balance Sheets as assets held for sale. As of August 10, 2009, total assets held for sale were $512 and were comprised of two surplus properties in our Hardee’s operating segment. As of January 31, 2009, total assets held for sale were $805 and were comprised of four surplus properties in our Hardee’s operating segment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 4 — Purchase and Sale of Assets
Purchase of Assets
During the twenty-eight weeks ended August 10, 2009, we purchased one Carl’s Jr. restaurant from one of our franchisees for $485. As a result of this transaction, we recorded property and equipment of $64 and goodwill of $418 in our Carl’s Jr. segment. We did not purchase any restaurants from franchisees during the twenty-eight weeks ended August 11, 2008.
Related Party Transactions
During the twelve weeks ended August 10, 2009, we sold three company-operated Carl’s Jr. restaurants and related real property with a net book value of $965 to a former executive and new franchisee. In connection with this transaction, we received aggregate consideration of $1,300, including $100 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $233, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statements of Income for the twelve and twenty-eight weeks ended August 10, 2009, in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.
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
Hardee’s Refranchising Program
During the twelve weeks ended August 11, 2008, we sold six company-operated Hardee’s restaurants and related real property with a net book value of $1,442 to one franchisee. In connection with this transaction, we received aggregate consideration of $2,762, including $150 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $1,004, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statement of Income for the twelve weeks ended August 11, 2008, in our Hardee’s segment. During the twenty-eight weeks ended August 11, 2008, we sold 65 company-operated Hardee’s restaurants and related real property with a net book value of $10,122 to three franchisees. In connection with these transactions, we received aggregate consideration of $12,353, including $1,685 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net loss of $612, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statement of Income for the twenty-eight weeks ended August 11, 2008, in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations. We completed our refranchising program for our Hardee’s concept during fiscal 2009.
Note 5 — Indebtedness and Interest Expense
As of August 10, 2009, we had borrowings outstanding under the term loan portion of our senior credit facility (“Facility”) of $248,773 and under the revolving portion of our Facility of $40,000. We also had outstanding letters of credit under the revolving portion of our Facility of $35,363, with remaining availability of $124,637 under the revolving portion of our Facility.
As of August 10, 2009, the applicable interest rate on the term loan was the London Inter Bank Offered Rate (“LIBOR”) plus 1.38% per annum. Our outstanding borrowings under the revolving loan portion of our Facility bore interest at rates that were locked in for fixed terms of approximately 30 days, at LIBOR plus 1.50% per annum, at August 10, 2009 and January 31, 2009. As of August 10, 2009 and January 31, 2009, borrowings under the revolving loan bore interest at weighted-average rates of 1.81% and 1.93% per annum, respectively. We also incur fees on outstanding letters of credit under our Facility at a per annum rate equal to 1.50% times the stated amounts.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
The principal amount of the term loan is scheduled to be repaid in the following manner: quarterly installments of $671 through January 1, 2012; three quarterly payments of $63,762, beginning on April 1, 2012; and a final payment of $50,777 due on January 1, 2013. Our Facility also requires additional principal payments on the term loan based on annual excess cash flows, as defined, which are determined at the end of each fiscal year. During the twelve and twenty-eight weeks ended August 10, 2009, we made aggregate principal payments of $671 and $2,962, respectively, on the term loan, which included a payment during the first quarter of fiscal 2010 of $1,616 based on excess cash flows for fiscal 2009, as required by the terms of our Facility. The revolving credit facility matures on March 27, 2012.
We utilize derivative instruments to manage interest rate risk. We have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%. These agreements will expire on March 12, 2012. These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized as interest expense in our accompanying Condensed Consolidated Statements of Income. During the twelve weeks ended August 10, 2009 and August 11, 2008, we recorded reductions in interest expense of $1,079 and $1,894, respectively, under these interest rate swap agreements to adjust their carrying value to fair value. During the twelve weeks ended August 10, 2009 and August 11, 2008, we paid $2,231 and $946, respectively, for net settlements under our interest rate swap agreements. During the twenty-eight weeks ended August 10, 2009 and August 11, 2008, we recorded interest expense of $1,316 and a reduction in interest expense of $4,253, respectively, under these interest rate swap agreements to adjust their carrying value to fair value. During the twenty-eight weeks ended August 10, 2009 and August 11, 2008, we paid $5,063 and $216, respectively, for net settlements under our interest rate swap agreements. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure.
The following table identifies our derivative instruments and their location in our accompanying Condensed Consolidated Balance Sheets:

	August 10, 2009		January 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Interest rate swap agreements	Other current liabilities	$7,767	Other current liabilities	$7,234
Interest rate swap agreements	Other long-term liabilities	6,077	Other long-term liabilities	10,356

		$13,844		$17,590

Our Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA, as defined in our Facility, in excess of $150,000. In addition, we may reinvest proceeds from the sale of assets and carry forward certain unused capital expenditure amounts to the following year. Our Facility also contains financial performance covenants, which include a maximum leverage ratio, and certain restrictive covenants. Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties.
Interest expense consisted of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008	August 10, 2009	August 11, 2008
Facility	$1,230	$2,668	$3,013	$7,352
Interest rate swap agreements	(1,079)	(1,894)	1,316	(4,253)
Capital lease obligations	1,267	1,017	2,788	2,379
Amortization of deferred loan fees	234	261	549	603
2023 Convertible Notes	—	140	—	323
Letter of credit fees and other	408	207	738	563

	$2,060	$2,399	$8,404	$6,967

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 6 — Fair Value of Financial Instruments
The following table presents information on our financial instruments as of:

	August 10, 2009		January 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$19,194	$19,194	$17,869	$17,869
Notes receivable	3,072	3,192	5,406	5,171

Financial liabilities:
Long-term debt and bank indebtedness, including current portion	289,816	251,715	314,788	269,186
The fair value of cash and cash equivalents approximates its carrying value due to its short maturity. The estimated fair value of notes receivable was determined by discounting future cash flows using current rates at which similar loans might be made to borrowers with similar credit ratings. The estimated fair value of long-term debt was determined by discounting future cash flows using rates currently available to us for debt with similar terms and remaining maturities.
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
Level 1	—	Quoted prices in active markets for identical assets or liabilities;

Level 2	—	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table summarizes the financial liabilities measured at fair value on a recurring basis as of August 10, 2009:

Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	$13,844	$—	$13,844	$—
The interest rate swap agreements are recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of our interest rate swap agreements, credit spreads for the contracting parties and interest rate curves.
Note 7 — Commitments and Contingent Liabilities
Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised and licensed restaurants and other revenue, and the payments on the leases as rental expense in franchised and licensed restaurants and other expense, in our accompanying Condensed Consolidated Statements of Income. As of August 10, 2009, the present value of the lease obligations under the remaining master leases’ primary terms is $114,882. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $5,663, of which $1,105 is included in our estimated liability for closed restaurants in our accompanying Condensed Consolidated Balance Sheet as of August 10, 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Pursuant to our Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 5). Several standby letters of credit are outstanding under this sub-facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of August 10, 2009, we had outstanding letters of credit of $35,363, expiring at various dates through July 2010.
As of August 10, 2009, we had unconditional purchase obligations in the amount of $61,965, which consist primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.
We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as set forth in each Agreement. If such provisions were triggered, each affected executive would receive an amount equal to his base salary for the remainder of his employment term. In addition, depending on the executive that has been terminated, the executive may be entitled to additional cash payments ranging from a pro-rata portion of the current year bonus to, in the case of the Chief Executive Officer, an additional payment equal to his base salary for the remainder of his employment term. Furthermore, all options awarded to the affected executives which have not vested as of the date of termination would vest immediately. For certain of the key executives, all unvested restricted stock awards as of the date of termination would vest immediately and restricted stock awards which have not yet been awarded would be awarded and would vest immediately. If all of these Agreements had been triggered as of August 10, 2009, we would have been required to make cash payments of approximately $14,748.
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
As of August 10, 2009, we had recorded an accrued liability for contingencies related to litigation in the amount of $230, which relates to certain employment, real estate and other business disputes. Certain of the matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of August 10, 2009, we estimated the contingent liability of those losses related to other litigation claims that, in accordance with SFAS 5, Accounting for Contingencies, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $870 to $2,905.
Note 8 — Stockholders’ Equity
During the twenty-eight weeks ended August 10, 2009, we declared cash dividends of $0.12 per share of common stock, for a total of $6,550. Dividends payable of $3,275 and $3,279 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of August 10, 2009 and January 31, 2009, respectively. The dividends declared during the twelve weeks ended August 10, 2009 were subsequently paid on August 31, 2009.
Subsequent to August 10, 2009, we declared cash dividends of $0.06 per share of common stock, payable to the stockholders of record as of November 2, 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 9 — Share-Based Compensation
We have various share-based compensation plans that provide restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. The total number of shares available under all of our stock incentive plans was 3,554,732 as of August 10, 2009.
Total share-based compensation expense and associated tax benefits recognized were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008	August 10, 2009	August 11, 2008
Share-based compensation expense related to performance-vested restricted stock awards	$978	$976	$978	$2,278
All other share-based compensation expense	1,412	1,953	3,264	4,588

Total share-based compensation expense	$2,390	$2,929	$4,242	$6,866

Associated tax benefits	$843	$864	$1,465	$2,034

Note 10 — Facility Action Charges, Net
The components of facility action charges, net are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008	August 10, 2009	August 11, 2008
Estimated liability for new restaurant closures	$16	$579	$525	$591
Adjustments to estimated liability for closed restaurants	(494)	(195)	(318)	(297)
Impairment of assets to be disposed of	—	805	—	1,115
Impairment of assets to be held and used	2,023	780	2,046	780
(Gain) loss on sales of restaurants and surplus properties, net	(186)	(1,727)	22	(1,020)
Amortization of discount related to estimated liability for closed restaurants	95	109	227	255

	$1,454	$351	$2,502	$1,424

When an analysis of estimated future cash flows associated with a long-lived asset or asset group indicates that our long-lived assets might be impaired, we recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the forecasted cash flows for the long-lived asset or asset group, discounted at a weighted-average cost of capital. This fair value measurement is dependent upon level 3 significant unobservable inputs, as described by SFAS 157 (see Note 6). Impairment charges recognized in facility action charges, net were recorded against the following asset categories:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008	August 10, 2009	August 11, 2008
Property and equipment:
Carl’s Jr.	$1,875	$116	$1,879	$116
Hardee’s	27	1,469	46	1,779

	1,902	1,585	1,925	1,895

Property under capital leases:
Carl’s Jr.	40	—	40	—
Hardee’s	81	—	81	—

	121	—	121	—

Total:
Carl’s Jr.	1,915	116	1,919	116
Hardee’s	108	1,469	127	1,779

	$2,023	$1,585	$2,046	$1,895

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 11 — Income Taxes
Income tax expense consisted of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008	August 10, 2009	August 11, 2008
Federal and state income taxes	$8,029	$8,304	$17,578	$17,258
Foreign income taxes	254	371	503	851

Income tax expense	$8,283	$8,675	$18,081	$18,109

Effective income tax rate	40.3%	41.3%	40.4%	38.5%

Our effective income tax rates for the twelve and twenty-eight weeks ended August 10, 2009 and August 11, 2008 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. We had $4,027 of tax benefits as of January 31, 2009, that, if recognized, would affect our effective income tax rate. There were no material changes in the unrecognized tax benefits for the twelve and twenty-eight weeks ended August 10, 2009. We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $1,818 may be necessary within the fiscal year as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken during fiscal 2010.
As of August 10, 2009, we maintained a valuation allowance of $27,128 for state capital loss carryforwards, certain state net operating loss and income tax credit carryforwards and other temporary differences related to various states in which one or more of our entities file separate income tax returns. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.
Note 12 — Income Per Share
The table below presents the computation of basic and diluted income per share:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008	August 10, 2009	August 11, 2008
	(In thousands except per share amounts)
Numerator:
Distributed net income for computation of basic and diluted distributed income per share	$3,273	$3,152	$6,546	$6,295

Undistributed net income for computation of basic undistributed income per share	$8,977	$9,188	$20,099	$22,665
Adjustment for interest and amortization costs for 2023 Convertible Notes, net of related tax effect	—	102	—	236

Undistributed net income for computation of diluted undistributed income per share	$8,977	$9,290	$20,099	$22,901

Net income for computation of basic income per share	$12,250	$12,340	$26,645	$28,960

Net income for computation of diluted income per share	$12,250	$12,442	$26,645	$29,196

Denominator:
Weighted-average shares for computation of basic income per share	54,584	52,507	54,602	52,467
Dilutive effect of stock options	423	780	422	794
Dilutive effect of 2023 Convertible Notes	—	1,787	—	1,777

Weighted-average shares for computation of diluted income per share	55,007	55,074	55,024	55,038

Basic income per share:
Distributed income per share	$0.06	$0.06	$0.12	$0.12
Undistributed income per share	0.16	0.18	0.37	0.43

Net income per share	$0.22	$0.24	$0.49	$0.55

Diluted income per share:
Distributed income per share	$0.06	$0.06	$0.12	$0.11
Undistributed income per share	0.16	0.17	0.36	0.42

Net income per share	$0.22	$0.23	$0.48	$0.53

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

Twelve Weeks Ended August 10, 2009	Carl’s Jr.	Hardee’s	Other	Total
Revenue	$201,146	$134,631	$190	$335,967
Operating income	13,510	8,598	60	22,168
Income (loss) before income taxes	13,052	7,611	(130)	20,533

Twelve Weeks Ended August 11, 2008	Carl’s Jr.	Hardee’s	Other	Total
Revenue	$211,188	$141,106	$196	$352,490
Operating income	16,672	6,125	88	22,885
Income (loss) before income taxes	16,397	5,059	(441)	21,015

Twenty-Eight Weeks Ended August 10, 2009	Carl’s Jr.	Hardee’s	Other	Total
Revenue	$469,034	$313,241	$496	$782,771
Operating income	34,007	17,601	235	51,843
Income (loss) before income taxes	33,259	15,653	(4,186)	44,726

Twenty-Eight Weeks Ended August 11, 2008	Carl’s Jr.	Hardee’s	Other	Total
Revenue	$487,066	$331,129	$466	$818,661
Operating income	40,723	11,593	199	52,515
Income (loss) before income taxes	40,143	8,919	(1,993)	47,069
Note 14 — Supplemental Cash Flow Information

	Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008
Cash paid for:
Interest, net of amounts capitalized	$11,283	$10,252
Income taxes, net of refunds received	2,006	1,406
Non-cash investing and financing activities:
Dividends declared, not paid	3,275	3,155
Capital lease obligations incurred to acquire assets	14,267	—
Accrued property and equipment purchases at quarter-end	4,756	8,014
Note 15 — Subsequent Events
In accordance with SFAS 165, we have evaluated any events or transactions occurring after August 10, 2009, the balance sheet date, through September 16, 2009, the date that our accompanying Condensed Consolidated Financial Statements were issued, and noted that there have been no such events or transactions which would impact our accompanying Condensed Consolidated Financial Statements for the twelve and twenty-eight weeks ended August 10, 2009, other than as disclosed in
Note 8.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction and Safe Harbor Disclosure
CKE Restaurants, Inc. and its subsidiaries (collectively referred to herein as the “Company”, “we”, “us” or “our”) is comprised of the operations of Carl’s Jr., Hardee’s, Green Burrito (which is primarily operated as a dual-branded concept with Carl’s Jr. quick-service restaurants) and Red Burrito (which is operated as a dual-branded concept with Hardee’s quick-service restaurants). The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Impairment of Goodwill
During the first quarter of fiscal 2010, we evaluated our goodwill at the Carl’s Jr. and Hardee’s brands. As a result of our annual impairment test, we concluded that the fair value of the Carl’s Jr. and Hardee’s reporting units exceeded the carrying value, and thus no impairment charge was required. As of August 10, 2009 and January 31, 2009, we had $24,106 and $23,688, respectively, of goodwill recorded in our accompanying Condensed Consolidated Balance Sheets.
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
Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of August 10, 2009 and January 31, 2009, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $37,781 and $36,972, respectively.
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
Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2010 Comparisons with Fiscal 2009
The factors discussed below impact comparability of operating performance for the twelve and twenty-eight weeks ended August 10, 2009 and August 11, 2008, or could impact comparisons for the remainder of fiscal 2010.

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
Operating Review
The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our accompanying Condensed Consolidated Statements of Income:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008	August 10, 2009	August 11, 2008
Revenue:
Company-operated restaurants	76.7%	75.8%	76.8%	76.4%
Franchised and licensed restaurants and other	23.3	24.2	23.2	23.6

Total revenue	100.0	100.0	100.0	100.0

Operating costs and expenses:
Restaurant operating costs (1):
Food and packaging	28.7	30.1	28.7	29.7
Payroll and other employee benefits	28.1	28.2	28.2	28.6
Occupancy and other	24.0	22.4	23.4	22.0

Total restaurant operating costs	80.7	80.7	80.3	80.3

Franchised and licensed restaurants and other (2)	74.6	76.8	75.8	76.9
Advertising (1)	5.8	5.9	6.0	5.9
General and administrative	9.2	9.2	9.2	9.4
Facility action charges, net	0.4	0.1	0.3	0.2

Operating income	6.6	6.5	6.6	6.4
Interest expense	(0.6)	(0.7)	(1.1)	(0.9)
Other income, net	0.1	0.2	0.2	0.2

Income before income taxes	6.1	6.0	5.7	5.7
Income tax expense	2.5	2.5	2.3	2.2

Net income	3.6%	3.5%	3.4%	3.5%

(1)	As a percent of company-operated restaurants revenue.

(2)	As a percent of franchised and licensed restaurants and other revenue.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
The following table is presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008	August 10, 2009	August 11, 2008

Company-operated restaurants revenue	$257,794	$267,075	$600,958	$625,313

Restaurant operating costs:
Food and packaging	73,899	80,355	172,401	185,429
Payroll and other employee benefits	72,387	75,429	169,756	179,112
Occupancy and other	61,750	59,811	140,587	137,846

Total restaurant operating costs	208,036	215,595	482,744	502,387

Franchised and licensed restaurants and other revenue:
Royalties	20,288	20,161	45,967	45,165
Distribution centers	49,409	56,146	116,566	126,835
Rent	7,852	8,228	17,946	17,848
Franchise fees	624	880	1,334	3,500

Total franchised and licensed restaurants and other revenue	78,173	85,415	181,813	193,348

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	3,208	3,328	7,846	7,909
Distribution centers	48,645	56,017	114,865	126,563
Rent and other occupancy	6,480	6,245	15,115	14,185

Total franchised and licensed restaurants and other expenses	58,333	65,590	137,826	148,657

Advertising	15,005	15,699	35,772	36,797

General and administrative	30,971	32,370	72,084	76,881

Facility action charges, net	1,454	351	2,502	1,424

Operating income	$22,168	$22,885	$51,843	$52,515

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended August 10, 2009:

		Franchised
	Company-	and
	operated	licensed	Total
Open at August 11, 2008	928	2,172	3,100
New	25	74	99
Closed	(19)	(40)	(59)
Divested	(40)	(6)	(46)
Acquired	6	40	46

Open at August 10, 2009	900	2,240	3,140

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Carl’s Jr.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008	August 10, 2009	August 11, 2008
Company-operated restaurants revenue	$143,551	$147,134	$335,619	$342,362

Restaurant operating costs:
Food and packaging	40,636	43,929	94,772	100,434
Payroll and other employee benefits	38,593	39,582	90,323	91,501
Occupancy and other	34,654	33,239	78,858	76,106

Total restaurant operating costs	113,883	116,750	263,953	268,041

Franchised and licensed restaurants and other revenue:
Royalties	7,529	8,054	17,287	18,380
Distribution centers	44,620	50,603	103,956	113,892
Rent	5,090	5,003	11,469	11,358
Franchise fees	356	394	703	1,074

Total franchised and licensed restaurants and other revenue	57,595	64,054	133,415	144,704

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,575	1,716	3,927	3,876
Distribution centers	43,982	50,434	102,412	113,331
Rent and other occupancy	4,323	4,268	10,214	9,865

Total franchised and licensed restaurants and other expenses	49,880	56,418	116,553	127,072

Advertising	8,690	8,687	20,319	20,121

General and administrative	13,845	13,461	32,453	32,278

Facility action charges, net	1,338	(800)	1,749	(1,169)

Operating income	$13,510	$16,672	$34,007	$40,723

Company-operated average unit volume (trailing-13 periods)	$1,486	$1,527
Franchise-operated average unit volume (trailing-13 periods)	$1,145	$1,197
Company-operated same-store sales (decrease) increase	(6.1)%	3.8%	(5.6)%	3.9%
Franchise-operated same-store sales decrease	(6.6)%	(0.3)%	(6.1)%	(0.5)%
Company-operated same-store transaction (decrease) increase	(4.9)%	(0.3)%	(4.7)%	0.9%
Average check (actual $)	$7.04	$7.10	$6.98	$7.00
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	28.3%	29.9%	28.2%	29.3%
Payroll and other employee benefits	26.9%	26.9%	26.9%	26.7%
Occupancy and other	24.1%	22.6%	23.5%	22.2%
Total restaurant operating costs	79.3%	79.3%	78.6%	78.3%
Advertising as a percentage of company-operated restaurants revenue	6.1%	5.9%	6.1%	5.9%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
The following table shows the change in our restaurant portfolio for the trailing-13 periods ended August 10, 2009:

		Franchised
	Company-	and
	operated	licensed	Total
Open at August 11, 2008	408	762	1,170
New	20	41	61
Closed	(5)	(14)	(19)
Divested	(3)	(1)	(4)
Acquired	1	3	4

Open at August 10, 2009	421	791	1,212

Company-Operated Restaurants
Revenue from company-operated Carl’s Jr. restaurants decreased $3,583, or 2.4%, to $143,551 during the twelve weeks ended August 10, 2009, as compared to the twelve weeks ended August 11, 2008. This decrease was primarily due to the 6.1% decrease in same-store sales for the quarter. This decrease was partially offset by a net increase of 13 company-operated restaurants since the end of the second quarter of fiscal 2009.
Revenue from company-operated Carl’s Jr. restaurants decreased $6,743, or 2.0%, to $335,619 during the twenty-eight weeks ended August 10, 2009, as compared to the prior year period. This decrease was primarily due to the 5.6% decrease in same-store sales from the comparable prior year period. This decrease was partially offset by a net increase of 13 company-operated restaurants since the end of the second quarter of fiscal 2009.
The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

		Twenty-
	Twelve	Eight
	Weeks	Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended August 11, 2008	79.3%	78.3%
Decrease in food and packaging costs	(1.6)	(1.1)
Increase in depreciation and amortization expense	0.8	0.7
Decrease in utilities expense	(0.6)	(0.3)
Increase in labor costs, excluding workers’ compensation	0.5	0.2
Decrease in workers’ compensation expense	(0.5)	—
Increase in rent expense	0.4	0.4
Increase in general liability insurance expense	0.2	0.1
Increase in property tax expense	0.2	0.1
Increase in banking costs	0.2	0.2
Other, net	0.4	—

Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended August 10, 2009	79.3%	78.6%

Food and packaging costs decreased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 10, 2009, as compared to the prior year periods, due primarily to decreased commodity costs for beef, cheese, oil and produce products, and reduced distribution costs related to lower fuel and administrative costs.
Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 10, 2009, from the comparable prior year periods, mainly due to asset additions related to remodels, new store openings and equipment upgrades, as well as the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of depreciation and amortization expense.
Utilities expense decreased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 10, 2009, from the comparable prior year periods, mainly due to natural gas and electricity rate decreases.
Labor costs, excluding workers’ compensation, increased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 10, 2009, from the comparable prior year periods, primarily due to the deleveraging impact of the decrease in same-store sales and the relatively fixed cost of restaurant management.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Workers’ compensation expense decreased as a percent of company-operated restaurants revenue during the twelve weeks ended August 10, 2009, from the comparable prior year period, due primarily to favorable claims reserves adjustments in the current quarter and unfavorable claims reserves adjustments in the prior year quarter.
Rent expense increased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 10, 2009, from the comparable prior year periods. This increase is due primarily to an increase in rent expense for CPI adjustments, as well as the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of rent expense.
Franchised and Licensed Restaurants
Total franchised and licensed restaurants revenue decreased $6,459, or 10.1%, to $57,595 during the twelve weeks ended August 10, 2009, as compared to the twelve weeks ended August 11, 2008. Distribution center sales of food, paper and supplies to franchisees decreased by $5,983, or 11.8%, primarily due to the 6.6% decline in franchisee same-store sales and a decrease in the cost of food upon which the sales price of those items is based. These decreases were partially offset by an increase in the number of franchised restaurants. Royalty revenues decreased by $525, or 6.5%, due to lower international royalties primarily resulting from declines in foreign currency exchange rates and lower domestic royalties related to a drop in same-store sales, partially offset by an increase in the franchise store base over the comparable prior year period.
Total franchised and licensed restaurants revenue decreased $11,289, or 7.8%, to $133,415 during the twenty-eight weeks ended August 10, 2009, as compared to the twenty-eight weeks ended August 11, 2008. Distribution center sales of food, paper and supplies to franchisees decreased by $9,936 or 8.7%, primarily due to the 6.1% decline in franchisee same-store sales and a decrease in the cost of food upon which the sales price of those items is based. These decreases were partially offset by an increase in the number of franchised restaurants. Royalty revenues decreased by $1,093, or 5.9%, due to lower international royalties primarily resulting from declines in foreign currency exchange rates and lower domestic royalties related to the decline in same-store sales. These decreases were partially offset by an increase in the franchise store base over the comparable prior year period. Additionally, franchise fee revenues decreased by $371, or 34.5%, due to a reduction in new store franchise fees and development fees.
Franchised and licensed operating and other expenses decreased $6,538, or 11.6%, to $49,880 during the twelve weeks ended August 10, 2009, as compared to the prior year period. This decrease is mainly due to a decrease in distribution center sales to franchisees and the relatively proportional decrease in the cost of food, paper and supplies sold.
Franchised and licensed operating and other expenses decreased $10,519, or 8.3%, to $116,553 during the twenty-eight weeks ended August 10, 2009, as compared to the prior year period. This decrease is mainly due to a decrease in distribution center sales to franchisees and the relatively proportional decrease in the cost of food, paper and supplies sold, partially offset by an increase in rent and other occupancy costs. This increase in rent and other occupancy costs is due primarily to increases in rent for CPI adjustments and additional leases.
As of August 10, 2009, approximately 84.3% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us. Our food distribution agreement with Carl’s Jr. franchisees expires in March 2010, and we are in negotiations to extend the agreement. However, there can be no assurance that the agreement will be extended or, if extended, that the terms of the extension will be consistent with our existing agreement.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Hardee’s

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008	August 10, 2009	August 11, 2008
Company-operated restaurants revenue	$114,188	$119,873	$265,203	$282,796

Restaurant operating costs:
Food and packaging	33,237	36,415	77,583	84,945
Payroll and other employee benefits	33,764	35,815	79,364	87,539
Occupancy and other	27,059	26,551	61,671	61,690

Total restaurant operating costs	94,060	98,781	218,618	234,174

Franchised and licensed restaurants and other revenue:
Royalties	12,623	11,989	28,389	26,484
Distribution centers	4,789	5,543	12,610	12,943
Rent	2,764	3,225	6,408	6,490
Franchise fees	267	476	631	2,416

Total franchised and licensed restaurants and other revenue	20,443	21,233	48,038	48,333

Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,633	1,611	3,919	4,032
Distribution centers	4,663	5,583	12,452	13,232
Rent and other occupancy	2,157	1,977	4,902	4,320

Total franchised and licensed restaurants and other expenses	8,453	9,171	21,273	21,584

Advertising	6,315	7,011	15,453	16,675

General and administrative	17,089	18,867	39,543	44,510

Facility action charges, net	116	1,151	753	2,593

Operating income	$8,598	$6,125	$17,601	$11,593

Company-operated average unit volume (trailing-13 periods)	$1,006	$973
Franchise-operated average unit volume (trailing-13 periods)	$981	$961
Company-operated same-store sales (decrease) increase	(2.7)%	3.3%	0.2%	1.0%
Franchise-operated same-store sales (decrease) increase	(0.2)%	2.0%	1.6%	0.1%
Company-operated same-store transaction (decrease) increase	(0.2)%	(2.6)%	1.1%	(3.1)%
Average check (actual $)	$5.14	$5.30	$5.08	$5.16
Restaurant operating costs as a % of company-operated restaurants revenue:
Food and packaging	29.1%	30.4%	29.3%	30.0%
Payroll and other employee benefits	29.6%	29.9%	29.9%	31.0%
Occupancy and other	23.7%	22.1%	23.3%	21.8%
Total restaurant operating costs	82.4%	82.4%	82.4%	82.8%
Advertising as a percentage of company-operated restaurants revenue	5.5%	5.8%	5.8%	5.9%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
The following table shows the change in our restaurant portfolio for the trailing-13 periods ended August 10, 2009:

		Franchised
	Company-	and
	operated	licensed	Total
Open at August 11, 2008	519	1,398	1,917
New	5	33	38
Closed	(14)	(26)	(40)
Divested	(37)	(5)	(42)
Acquired	5	37	42

Open at August 10, 2009	478	1,437	1,915

Company-Operated Restaurants
Revenue from company-operated Hardee’s restaurants decreased $5,685, or 4.7%, to $114,188 during the twelve weeks ended August 10, 2009, as compared to the comparable prior year period. The decrease is mostly due to the combined impact of the divestiture of 37 company-operated restaurants to franchisees since the end of the second quarter of fiscal 2009 and a 2.7% decrease in same-store sales. In addition, since the end of the second quarter of fiscal 2009, we acquired five restaurants from a franchisee and opened five and closed 14 company-operated restaurants.
During the twenty-eight weeks ended August 10, 2009, revenue from company-operated restaurants decreased $17,593, or 6.2%, to $265,203 as compared to the twenty-eight weeks ended August 11, 2008. This decrease is primarily due to the net impact of the changes in our restaurant portfolio discussed above, partially offset by a same-store sales increase of 0.2%.
The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

		Twenty-
	Twelve	Eight
	Weeks	Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended August 11, 2008	82.4%	82.8%
Decrease in food and packaging costs	(1.3)	(0.7)
Increase in depreciation and amortization expense	1.2	1.2
Decrease in labor costs, excluding workers’ compensation	(0.4)	(1.1)
Increase in sales and use tax expense	0.2	0.2
Other, net	0.3	—

Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended August 10, 2009	82.4%	82.4%

Food and packaging costs decreased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 10, 2009, as compared to the prior year periods, primarily due to lower commodity costs for beef, cheese, flour and oil products. Additionally, one of our restaurants has a gas station, and its fuel sales, which have a higher associated cost of sales than our food products, were down significantly from the prior year periods due to lower gas prices.
Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 10, 2009, over the comparable prior year periods, mainly due to asset additions from remodels and equipment upgrades.
Labor costs, excluding workers’ compensation expense, decreased as a percent of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 10, 2009, as compared to the prior year periods, due primarily to the more efficient use of labor, using actions initiated in the second quarter of fiscal 2009, partially offset by the impact of minimum wage rate increases.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Franchised and Licensed Restaurants
Total franchised and licensed restaurants revenue decreased $790, or 3.7%, to $20,443 during the twelve weeks ended August 10, 2009, as compared to the prior year period. This decrease is mainly due to a decrease in distribution center revenues of $754, or 13.6%, caused by a decrease in equipment sales as a result of reduced remodel activity by our franchisees in the current year quarter, as well as a decrease in rent revenues of $461, or 14.3%, due primarily to a $468 decrease in collection of previously unrecognized rent from financially troubled franchisees as compared to the prior year quarter. These decreases were offset by an increase in royalty revenues of $634, or 5.3% over the period year quarter, which is mainly due to an increase in the number of domestic franchised restaurants, resulting from our refranchising program and a net increase of 17 international restaurants.
Total franchised and licensed restaurants revenue decreased $295, or 0.6%, to $48,038 during the twenty-eight weeks ended August 10, 2009, as compared to the prior year period. Franchise fee revenue decreased by $1,785, or 73.9%. In the comparable prior year period, franchise fee revenues were significantly higher due to the refranchising of 65 company-operated restaurants to franchisees. We completed our Hardee’s refranchising program during fiscal 2009. Distribution center revenues decreased by $333, or 2.6%, primarily as a result of a decrease in equipment sales related to reduced remodel activity by our franchisees as compared to the prior year period. These decreases were partially offset by an increase in royalty revenues of $1,905, or 7.2%, over the comparable prior year period due to an increase in the number of domestic franchised restaurants, resulting from our refranchising program, a net increase of 17 international restaurants, and increased collections of $252 of previously unrecognized royalties from financially troubled franchisees, as compared with the prior year period. Rent revenue decreased slightly due to a $756 decrease in collection of previously unrecognized rent from financially troubled franchisees, partially offset by an increase in rent revenues due to an increase in the number of domestic franchised restaurants, resulting from our refranchising program.
Franchised and licensed operating and other expenses decreased $718, or 7.8%, to $8,453, during the twelve weeks ended August 10, 2009, as compared to the prior year period. This decrease is mainly due to a decrease of $920, or 16.5%, in distribution center costs related to the decrease in remodel equipment sales.
Franchised and licensed operating and other expenses decreased $311, or 1.4%, to $21,273, during the twenty-eight weeks ended August 10, 2009, as compared to the prior year period. This decrease in costs is mainly due to a decrease of $780, or 5.9%, in distribution center costs related to the decrease in remodel equipment sales. This decrease was partially offset by a $582, or 13.5% increase in rent expense related to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising program.
Consolidated Expenses
General and Administrative Expense
General and administrative expenses decreased $1,399, or 4.3%, to $30,971, and remained a consistent 9.2% of total revenue, for the twelve weeks ended August 10, 2009, as compared to the twelve weeks ended August 11, 2008. This decrease was mainly due to the implementation of various cost-reduction initiatives, resulting in a reduction of general corporate expenses of $2,029. Additionally, there was a $510 decrease in share-based compensation expense which is attributable to several factors, including our performance against specified goals for fiscal 2010 and the decline in our stock price. Finally, we had a $1,086 increase in bonus expense, which is based on our performance relative to executive management and operations bonus criteria.
General and administrative expenses decreased $4,797, or 6.2%, to $72,084, and decreased 0.2% to 9.2% of total revenue, for the twenty-eight weeks ended August 10, 2009, as compared to the twenty-eight weeks ended August 11, 2008. This decrease was mainly due to the implementation of various cost-reduction initiatives, resulting in a reduction of general corporate expenses of $4,496. Additionally, there was a $2,598 decrease in share-based compensation expense which is attributable to several factors, including our performance against specified goals for fiscal 2010 and the decline in our stock price. Finally, we had a $1,951 increase in bonus expense, which is based on our performance relative to executive management and operations bonus criteria.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Interest Expense
During the twelve weeks ended August 10, 2009, interest expense decreased $339, or 14.1%, to $2,060, as compared to the twelve weeks ended August 11, 2008. There was a decrease of $1,438 in the interest expense on our Facility due to decreased average outstanding borrowings and lower interest rates. This decrease was partially offset by the comparative impact of adjustments to record the change in the fair value of our interest rate swap agreements. During the current year quarter, we recorded a $1,079 reduction of interest expense to adjust the carrying value of the interest rate swap agreements to fair value. Comparatively, in the prior year quarter, we recorded a $1,894 reduction of interest expense to adjust the carrying value of the interest rate swap agreements to fair value.
During the twenty-eight weeks ended August 10, 2009, interest expense increased $1,437, or 20.6%, to $8,404, as compared to the twenty-eight weeks ended August 11, 2008. This increase is primarily the result of the comparative impact of adjustments to record the change in the fair value of our interest rate swap agreements. During the current year period, we recorded a $1,316 charge to interest expense to adjust the carrying value of the interest rate swap agreements to fair value. Comparatively, in the prior year period, we recorded a $4,253 reduction of interest expense to adjust the carrying value of the interest rate swap agreements to fair value. This increase was partially offset by a $4,339 decrease in interest expense on our Facility due to decreased average outstanding borrowings and lower interest rates. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.
Income Tax Expense
Our effective income tax rate for the twelve weeks ended August 10, 2009 and August 11, 2008 was 40.3% and 41.3%, respectively. Our effective income tax rate for the twenty-eight weeks ended August 10, 2009 and August 11, 2008 was 40.4% and 38.5%, respectively. The effective rate for the twenty-eight weeks ended August 11, 2008 was reduced due to the impact of favorable tax regulations that were recognized during the first quarter of fiscal 2009. See Note 11 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of income tax expense.
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

					Trailing-13
	Twelve Weeks Ended		Twenty-Eight Weeks Ended		Periods Ended
	August 10, 2009	August 11, 2008	August 10, 2009	August 11, 2008	August 10, 2009
Net income	$12,250	$12,340	$26,645	$28,960	$34,641
Interest expense	2,060	2,399	8,404	6,967	30,046
Income tax expense	8,283	8,675	18,081	18,109	21,505
Depreciation and amortization	16,514	14,324	37,812	33,306	68,003
Facility action charges, net	1,454	351	2,502	1,424	5,217
Share-based compensation expense	2,390	2,929	4,242	6,866	9,910

Adjusted EBITDA	$42,951	$41,018	$97,686	$95,632	$169,322

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Liquidity and Capital Resources
Over the past several quarters, worldwide capital and credit markets have seen unprecedented volatility. We are closely monitoring the potential impact of these market conditions on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity or the availability of committed funds under our Facility. Based on information available to us, all of the financial institutions syndicated under our Facility are able to fulfill their commitments as of September 16, 2009. However, there can be no assurance that one or more of them may not be able to fulfill their future funding obligations.
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
Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. During the twelve and twenty-eight weeks ended August 10, 2009, we made aggregate principal payments of $671 and $2,962, respectively, on the term loan including a payment during the first quarter of fiscal 2010 of $1,616 based on excess cash flows for fiscal 2009, as required by the terms of our Facility. As of August 10, 2009, we had (i) borrowings outstanding under the term loan portion of our Facility of $248,773, (ii) borrowings outstanding under the revolving portion of our Facility of $40,000, (iii) outstanding letters of credit under the revolving portion of our Facility of $35,363, and (iv) availability under the revolving portion of our Facility of $124,637.
The terms of our Facility include financial performance covenants, which include a maximum leverage ratio, and certain restrictive covenants. The maximum leverage covenant requires us to maintain a leverage ratio not to exceed 2.75, 2.50 and 2.25 in fiscal 2010, 2011 and 2012, respectively. As of August 10, 2009, our leverage ratio was 2.14. Our most significant restrictive covenants limit our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions.
Our Facility permits us to spend an aggregate of $361,115 to repurchase our common stock and/or pay cash dividends, of which $56,276 remains for additional common stock repurchases and/or cash dividend payments, as August 10, 2009. The aggregate amount allowed for common stock repurchases and/or cash dividend payments is increased each year by a portion of excess cash flows (as defined in our Facility). In addition to being limited by our Facility, our ability to repurchase common stock is limited by our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder. As of August 10, 2009, pursuant to these limitations, we are permitted to make additional repurchases of our common stock up to $37,259.
Our Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. In addition, we may reinvest proceeds from the sale of assets and carry forward certain unused capital expenditure amounts to the following year. As of August 10, 2009, we expect to be permitted to make total capital expenditures of $147,099 in fiscal 2010.
Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties. We were in compliance with the covenants and all other requirements of our Facility as of August 10, 2009.
We have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%. These agreements will expire on March 12, 2012. These derivative instruments were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income. During the twelve and twenty-eight weeks ended August 10, 2009, we paid $2,231 and $5,063, respectively, for net settlements under our fixed rate swap agreements. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future value.

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
During the twelve and twenty-eight weeks ended August 10, 2009, we declared cash dividends of $0.06 and $0.12 per share of common stock, for a total of $3,275 and $6,550, respectively. Dividends payable of $3,275 and $3,279 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of August 10, 2009 and January 31, 2009, respectively. The dividends declared during the twelve weeks ended August 10, 2009 were subsequently paid on August 31, 2009.
During the twenty-eight weeks ended August 10, 2009, cash provided by operating activities was $87,130, an increase of $10,401, or 13.6%, from the prior year comparable period. This increase is primarily attributable to positive changes in operating assets and liabilities, including accounts receivable, accounts payable and other liability accounts. Working capital account balances can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term. Additionally, this increase is due to increases in depreciation and amortization of $4,506 and net facility action charges of $1,078. These increases were partially offset by decreases in net income of $2,315 and share-based compensation expense of $2,622.
Cash used in investing activities during the twenty-eight weeks ended August 10, 2009 totaled $44,503, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, and collections on non-trade notes receivable.
Capital expenditures were as follows:

	Twenty-Eight Weeks Ended
	August 10, 2009	August 11, 2008
Non-discretionary:
Remodels:
Carl’s Jr.	$3,219	$6,126
Hardee’s	12,954	8,935
Capital Maintenance:
Carl’s Jr.	8,207	5,679
Hardee’s	8,426	7,342
Corporate/other	1,438	3,139

Total non-discretionary	34,244	31,221

Discretionary:
New restaurants/rebuilds:
Carl’s Jr.	6,754	7,265
Hardee’s	1,257	3,701
Dual-branding:
Carl’s Jr.	461	393
Hardee’s	90	1,565
Real estate/franchise acquisitions	2,744	3,813
Corporate/other	4,027	493

Total discretionary	15,333	17,230

Total	$49,577	$48,451

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)
Capital expenditures for the twenty-eight weeks ended August 10, 2009, increased $1,126, or 2.3%, from the comparable prior year period mainly due to a $3,612 increase in capital maintenance activity, a $1,833 increase in corporate and other asset additions and a $1,112 increase in restaurant remodel activity, which was partially offset by a $2,955 decrease in new restaurant and rebuild construction and a $1,407 decrease in dual-branding activity.
Cash used in financing activities during the twenty-eight weeks ended August 10, 2009 was $41,302, which principally consisted of net repayments of $22,000 under the revolving portion of our Facility, payments of $2,962 under the term loan portion of our Facility, a decrease in cash overdraft of $5,170, dividends paid of $6,554, repayments of $3,812 of capital lease obligations and $1,340 of common stock repurchases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)
Interest Rate Risk
Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. Our Facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin. As of August 10, 2009, we had $288,773 of borrowings and $35,363 of letters of credit outstanding under our Facility. We have entered into interest rate swap agreements with a combined notional amount of $200,000. These agreements will expire on March 12, 2012. The effect of the agreements is to limit the interest rate exposure on a portion of our term loan debt under our Facility to a fixed rate of 6.12%. The agreements were not designated as cash flow hedges under the terms of SFAS 133. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future fair value.
A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $888. The estimated reduction is based upon the outstanding balance of the borrowings under our Facility that are not covered by our interest rate swaps and the weighted-average interest rate for the fiscal year and assumes no change in the volume, index or composition of debt as in effect on August 10, 2009.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 10, 2009, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 10, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on June 25, 2009. The matters submitted to a vote of the stockholders were as follows:
(a) The election of three members of our Board of Directors for terms expiring in 2012. All of the nominees were recommended and nominated for election or re-election, as the case may be, by our Nominating & Corporate Governance Committee and approved by our Board of Directors. The Board of Directors’ nominees for directors were elected by the following vote:

Nominee	For	Against	Abstentions
Carl L. Karcher	32,433,794	16,526,825	29,352
Jerold H. Rubinstein	32,812,625	16,107,894	69,452
Daniel E. Ponder, Jr.	34,527,855	14,393,070	69,046
Incumbent directors whose terms expire in subsequent years are: Byron Allumbaugh, Peter Churm, Matthew Goldfarb, Janet E. Kerr, Daniel D. (Ron) Lane, Andrew F. Puzder and Frank P. Willey.
(b) The approval of amendments to our 2005 Omnibus Incentive Compensation Plan (“2005 Plan”), to (i) increase the total number of shares reserved for issuance from 5,500,000 to 6,175,000 shares, (ii) increase the maximum number of shares which may be issued as incentive stock options from 5,500,000 to 6,175,000 shares, and (iii) increase the maximum number of shares which may be issued as awards of restricted stock, stock units and stock awards, in the aggregate, from 2,550,000 to 3,450,000 shares. The amendments to the 2005 Plan were approved by the following vote:

For	Against	Abstentions	Broker Non-Votes
37,984,046	3,660,180	88,940	7,256,805
(c) Ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2010. The Company’s selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2010 was ratified by the following vote:

For	Against	Abstentions
47,178,868	1,764,455	46,648

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC.
Date: September 16, 2009	/s/ Reese Stewart
Reese Stewart
Senior Vice President Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.