Form 10-Q
period 2009-11-02
CKE RESTAURANTS INC
filed 2009-12-08
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 2, 2009

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

As of December 3, 2009, 55,186,442 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 2, 2009 AND JANUARY 31, 2009
(In thousands, except par values)
(Unaudited)

	November 2, 2009	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$20,068	$17,869
Accounts receivable, net of allowance for doubtful accounts of $348 as of November 2, 2009 and $720 as of January 31, 2009	35,859	40,738
Related party trade receivables	5,220	4,923
Inventories, net	22,319	24,215
Prepaid expenses	14,041	13,445
Assets held for sale	232	805
Advertising fund assets, restricted	19,527	16,340
Deferred income tax assets, net	17,510	20,781
Other current assets	2,903	1,843
Total current assets	137,679	140,959
Notes receivable, net of allowance for doubtful accounts of $365 as of November 2, 2009 and $529 as of January 31, 2009	1,293	3,259
Property and equipment, net of accumulated depreciation and amortization of $439,999 as of November 2, 2009 and $420,375 as of January 31, 2009	559,964	543,770
Property under capital leases, net of accumulated amortization of $45,978 as of November 2, 2009 and $48,341 as of January 31, 2009	33,658	23,403
Deferred income tax assets, net	41,377	57,832
Goodwill	24,106	23,688
Intangible assets, net	2,369	2,508
Other assets, net	8,503	9,268
Total assets	$808,949	$804,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of bank indebtedness and other long-term debt	$2,709	$4,341
Current portion of capital lease obligations	7,696	6,389
Accounts payable	55,528	60,903
Advertising fund liabilities	19,527	16,340
Other current liabilities	100,727	91,765
Total current liabilities	186,187	179,738
Bank indebtedness and other long-term debt, less current portion	274,929	310,447
Capital lease obligations, less current portion	43,895	36,273
Other long-term liabilities	82,249	83,953
Total liabilities	587,260	610,411

Commitments and contingencies (Notes 5 and 7)
Subsequent events (Notes 8 and 15)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 55,179 shares issued and outstanding as of November 2, 2009; 54,653 shares issued and outstanding as of January 31, 2009	552	546
Additional paid-in capital	280,506	276,068
Accumulated deficit	(59,369)	(82,338)
Total stockholders’ equity	221,689	194,276
Total liabilities and stockholders’ equity	$808,949	$804,687

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share amounts)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008
Revenue:
Company-operated restaurants	$246,696	$255,545	$847,654	$880,858
Franchised and licensed restaurants and other	77,521	81,050	259,334	274,398
Total revenue	324,217	336,595	1,106,988	1,155,256
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	69,665	76,785	242,066	262,214
Payroll and other employee benefits	71,386	71,237	241,142	250,349
Occupancy and other	60,874	61,841	201,461	199,687
Total restaurant operating costs	201,925	209,863	684,669	712,250
Franchised and licensed restaurants and other	58,854	61,474	196,680	210,131
Advertising	15,679	15,105	51,451	51,902
General and administrative	30,977	31,156	103,061	108,037
Facility action charges, net	520	1,242	3,022	2,666
Total operating costs and expenses	307,955	318,840	1,038,883	1,084,986
Operating income	16,262	17,755	68,105	70,270
Interest expense	(6,430)	(9,363)	(14,834)	(16,330)
Other income, net	704	769	1,991	2,290
Income before income taxes	10,536	9,161	55,262	56,230
Income tax expense	4,379	3,773	22,460	21,882
Net income	$6,157	$5,388	$32,802	$34,348

Income per common share:
Basic	$0.11	$0.10	$0.60	$0.65
Diluted	$0.11	$0.10	$0.60	$0.63

Dividends per common share	$0.06	$0.06	$0.18	$0.18

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Forty Weeks Ended
	November 2, 2009	November 3, 2008
Cash flows from operating activities:
Net income	$32,802	$34,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,317	48,141
Amortization of deferred loan fees	799	948
Share-based compensation expense	6,216	9,515
(Recovery of) provision for losses on accounts and notes receivable	(346)	15
Loss on sale of property and equipment and capital leases	1,352	1,914
Facility action charges, net	3,022	2,666
Deferred income taxes	19,078	17,723
Other non-cash charges	24	28
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	4,859	6,226
Estimated liability for closed restaurants and estimated liability for self-insurance	(2,782)	(4,470)
Accounts payable and other current and long-term liabilities	(805)	(8,680)
Net cash provided by operating activities	118,536	108,374
Cash flows from investing activities:
Purchases of property and equipment	(69,399)	(82,658)
Proceeds from sale of property and equipment	3,836	21,042
Collections of non-trade notes receivable	2,330	2,799
Acquisition of restaurants, net of cash acquired	(485)	—
Other investing activities	111	68
Net cash used in investing activities	(63,607)	(58,749)
Cash flows from financing activities:
Net change in bank overdraft	876	(13,911)
Borrowings under revolving credit facility	98,000	133,500
Repayments of borrowings under revolving credit facility	(131,500)	(135,000)
Repayments of credit facility term loan	(3,633)	(15,815)
Repayments of other long-term debt	(17)	(131)
Repayments of capital lease obligations	(5,637)	(4,493)
Payment of deferred loan fees	—	(399)
Repurchase of common stock	(1,690)	(4,296)
Exercise of stock options	569	1,626
Excess tax benefits from exercise of stock options and vesting of restricted stock awards	131	174
Dividends paid on common stock	(9,829)	(9,449)
Net cash used in financing activities	(52,730)	(48,194)
Net increase in cash and cash equivalents	2,199	1,431
Cash and cash equivalents at beginning of period	17,869	19,993
Cash and cash equivalents at end of period	$20,068	$21,424

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

Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. Generally, our franchisees are domestic and our licensees are international. As of November 2, 2009, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	421	476	1	898
Franchised	667	1,232	12	1,911
Licensed	133	205	—	338
Total	1,221	1,913	13	3,147

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

Variable Interest Entities

We consolidate one national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $19,527 and $16,340 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheets as of November 2, 2009 and January 31, 2009, respectively. Consolidation of the Hardee’s Funds had no impact on our accompanying Condensed Consolidated Statements of Income and Cash Flows. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of the Hardee’s Funds, and none of our assets serve as collateral for the creditors of these VIEs.

Certain of our franchisees, which combine to operate approximately 5.8% of all our franchised and licensed restaurants, are VIEs in which we hold a significant variable interest, but for which we are not the primary beneficiary. As of November 2, 2009, we have exposures of $12,197 related to these VIEs, which relate to the collection of accounts receivable and our lease obligations for properties subleased to these entities.

Note 2 — Accounting Pronouncements Not Yet Adopted and Adoption of New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the Accounting Standards Codification (“ASC” or “Codification”) and the Hierarchy of GAAP which establishes the Codification as the single source of authoritative guidance for nongovernmental financial statements prepared in accordance with GAAP, except for the Securities and Exchange Commission  (“SEC”) rules and interpretive releases, which is also authoritative guidance for SEC registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and supersedes existing non-SEC accounting and reporting standards. We adopted the Codification during the quarter ended November 2, 2009, and there was no impact on our unaudited Condensed Consolidated Financial Statements other than the removal of specific references to GAAP accounting pronouncements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

In September 2006, the FASB issued authoritative guidance for fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures related to assets and liabilities measured at fair value. In February 2008, the FASB issued additional authoritative guidance which delayed the effective date for fair value measurements to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all provisions of the authoritative guidance as of the beginning of fiscal 2009 except for the guidance applicable to non-recurring nonfinancial assets and nonfinancial liabilities. As of the beginning of fiscal 2010, we adopted the remaining provisions of the authoritative guidance and there was no impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued revised authoritative guidance for business combinations which establishes principles and requirements for how an acquirer in a business combination transaction recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date. The provisions of the guidance also establish disclosure requirements which will enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued additional authoritative guidance for business combinations relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities that arise from contingencies in a business combination. The effective date of the authoritative guidance is for fiscal years beginning after December 15, 2008. We adopted the provisions of the authoritative guidance as of the beginning of fiscal 2010 and there was no material impact on our consolidated financial position or results of operations.

In March 2008, the FASB issued authoritative guidance for derivatives and hedging which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under the guidance, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the authoritative guidance as of the beginning of fiscal 2010 and provided the required expanded disclosures (see Notes 5 and 6).

In June 2008, the FASB issued authoritative guidance for earnings per share. The guidance addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share pursuant to the two-class method of the guidance for earnings per share. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted the authoritative guidance as of the beginning of fiscal 2010 and presented income per share for the current and prior periods in accordance with the guidance (see Note 12).

In April 2009, the FASB issued authoritative guidance for interim disclosures for financial instruments. This guidance amends prior authoritative guidance by requiring disclosures of the fair value of financial instruments included within the scope of the prior guidance whenever a public company issues summarized financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. We adopted the authoritative guidance during the quarter ended August 10, 2009 and have included the required additional disclosures (see Note 6).

In May 2009, the FASB issued authoritative guidance for subsequent events which provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued. In addition, the guidance requires a reporting entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements are issued or the date the financial statements are available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted the authoritative guidance during the quarter ended August 10, 2009 and have included the required additional disclosures (see Note 15).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

In June 2009, the FASB issued authoritative guidance that changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires companies to more frequently assess whether they must consolidate VIEs. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. The provisions are effective for annual periods beginning after November 15, 2009, which for us is fiscal 2011. We have not yet evaluated the impact of adopting the requirements of the authoritative guidance on our consolidated financial position or results of operations.

Note 3 — Assets Held For Sale

Surplus restaurant properties and company-operated restaurants that we expect to sell within one year are classified in our accompanying Condensed Consolidated Balance Sheets as assets held for sale. As of November 2, 2009, total assets held for sale were $232 and were comprised of two surplus properties in our Hardee’s operating segment. As of January 31, 2009, total assets held for sale were $805 and were comprised of four surplus properties in our Hardee’s operating segment.

Note 4 — Purchase and Sale of Assets

Purchase of Assets

During the forty weeks ended November 2, 2009, we purchased one Carl’s Jr. restaurant from one of our franchisees for $485. As a result of this transaction, we recorded property and equipment of $64 and goodwill of $418 in our Carl’s Jr. segment. We did not purchase any restaurants from franchisees during the forty weeks ended November 3, 2008.

Related Party Transactions

During the forty weeks ended November 2, 2009, we sold three company-operated Carl’s Jr. restaurants and related real property with a net book value of $965 to a former executive and new franchisee. In connection with this transaction, we received aggregate consideration of $1,300, including $100 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $233, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statements of Income for the forty weeks ended November 2, 2009, in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

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

Hardee’s Refranchising Program

During the twelve weeks ended November 3, 2008, we sold 23 company-operated Hardee’s restaurants and related real property with a net book value of $2,560 to one franchisee. In connection with this transaction, we received aggregate consideration of $4,075, including $605 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net loss of $1,070, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statement of Income for the twelve weeks ended November 3, 2008, in our Hardee’s segment. During the forty weeks ended November 3, 2008, we sold 88 company-operated Hardee’s restaurants and related real property with a net book value of $12,682 to three franchisees. In connection with these transactions, we received aggregate consideration of $16,428, including $2,290 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net loss of $1,682, which is included in facility action charges, net, in our accompanying Condensed Consolidated Statement of Income for the forty weeks ended November 3, 2008, in our Hardee’s segment. As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in the real property related to the restaurant locations. We completed our refranchising program for our Hardee’s concept during fiscal 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 5 — Indebtedness and Interest Expense

As of November 2, 2009, we had borrowings outstanding under the term loan portion of our senior credit facility (“Facility”) of $248,103 and under the revolving portion of our Facility of $28,500. We also had outstanding letters of credit under the revolving portion of our Facility of $35,363, with remaining availability of $136,137 under the revolving portion of our Facility.

As of November 2, 2009, the applicable interest rate on the term loan was the London Inter Bank Offered Rate (“LIBOR”) plus 1.38% per annum. Our outstanding borrowings under the revolving loan portion of our Facility bore interest at rates that were locked in for fixed terms of approximately 30 days, at LIBOR plus 1.50% per annum, at November 2, 2009 and January 31, 2009. As of November 2, 2009 and January 31, 2009, borrowings under the revolving loan bore interest at weighted-average rates of 1.79% and 1.93% per annum, respectively. We also incur fees on outstanding letters of credit under our Facility at a per annum rate equal to 1.50% times the stated amounts.

The principal amount of the term loan is scheduled to be repaid in the following manner: quarterly installments of $671 through January 1, 2012; three quarterly payments of $63,762, beginning on April 1, 2012; and a final payment of $50,778 due on January 1, 2013. Our Facility also requires additional principal payments on the term loan based on annual excess cash flows, as defined, which are determined at the end of each fiscal year. During the twelve and forty weeks ended November 2, 2009, we made aggregate principal payments of $671 and $3,633 on the term loan, respectively, which included a payment during the first quarter of fiscal 2010 of $1,616 based on excess cash flows for fiscal 2009, as required by the terms of our Facility.  The revolving credit facility matures on March 27, 2012.

We utilize derivative instruments to manage interest rate risk. We have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%. These agreements will expire on March 12, 2012. These derivative instruments were not designated as cash flow hedges in accordance with the authoritative guidance. Accordingly, the change in the fair value of the interest rate swap agreements is recognized as interest expense in our accompanying Condensed Consolidated Statements of Income. During the twelve weeks ended November 2, 2009 and November 3, 2008, we recorded interest expense of $3,631 and $4,911, respectively, under these interest rate swap agreements to adjust their carrying value to fair value. During the twelve weeks ended November 2, 2009 and November 3, 2008, we paid $1,595 and $1,474 respectively, for net settlements under our interest rate swap agreements. During the forty weeks ended November 2, 2009 and November 3, 2008, we recorded interest expense of $4,948 and $658, respectively, under these interest rate swap agreements to adjust their carrying value to fair value. During the forty weeks ended November 2, 2009 and November 3, 2008, we paid $6,658 and $1,690, respectively, for net settlements under our interest rate swap agreements.  As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table identifies our derivative instruments and their location in our accompanying Condensed Consolidated Balance Sheets:

	November 2, 2009		January 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swap agreements	Other current liabilities	$8,284	Other current liabilities	$7,234
Interest rate swap agreements	Other long-term liabilities	7,596	Other long-term liabilities	10,356
		$15,880		$17,590

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

Interest expense consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008
Facility	$1,124	$2,864	$4,137	$10,216
Interest rate swap agreements	3,631	4,911	4,948	658
Capital lease obligations	1,281	1,039	4,069	3,418
Amortization of deferred loan fees	234	244	782	847
2023 Convertible Notes	—	81	—	404
Letter of credit fees and other	160	224	898	787
	$6,430	$9,363	$14,834	$16,330

Note 6 — Fair Value of Financial Instruments

The following table presents information on our financial instruments as of:

	November 2, 2009		January 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$20,068	$20,068	$17,869	$17,869
Notes receivable	2,598	2,816	5,406	5,171
Financial liabilities:
Long-term debt and bank indebtedness, including current portion	277,638	254,294	314,788	269,186

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

In accordance with the authoritative guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 —	Quoted prices in active markets for identical assets or liabilities;

Level 2 —
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of November 2, 2009:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$15,880	$—	$15,880	$—

The interest rate swap agreements are recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of our interest rate swap agreements, credit spreads for the contracting parties and interest rate curves.

Note 7 — Commitments and Contingent Liabilities

Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised and licensed restaurants and other revenue, and the payments on the leases as rental expense in franchised and licensed restaurants and other expense, in our accompanying Condensed Consolidated Statements of Income. As of November 2, 2009, the present value of the lease obligations under the remaining master leases’ primary terms is $113,716. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $1,152, of which $8 is included in our estimated liability for closed restaurants in our accompanying Condensed Consolidated Balance Sheet as of November 2, 2009.

Pursuant to our Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 5). Several standby letters of credit are outstanding under this sub-facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of November 2, 2009, we had outstanding letters of credit of $35,363, expiring at various dates through November 2010.

As of November 2, 2009, we had unconditional purchase obligations in the amount of $62,260, which consisted primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as set forth in each Agreement. If such provisions were triggered, each affected executive would receive an amount equal to his base salary for the remainder of his employment term. In addition, depending on the executive that has been terminated, the executive may be entitled to additional cash payments ranging from a pro-rata portion of the current year bonus to, in the case of the Chief Executive Officer, an additional payment equal to his base salary for the remainder of his employment term. Furthermore, all options awarded to the affected executives which have not vested as of the date of termination would vest immediately. For certain of the key executives, all unvested restricted stock awards as of the date of termination would vest immediately and restricted stock awards which have not yet been awarded would be awarded and would vest immediately. If all of these Agreements had been triggered as of November 2, 2009, we would have been required to make cash payments of approximately $15,229.

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

As of November 2, 2009, our accrued liability for litigation contingencies was $150. We are currently involved in legal matters related to employment, real estate and other business disputes.  The matters for which we maintain an accrued liability for litigation pose risk of loss significantly above the accrued amounts. In addition, as of November 2, 2009, we estimated the contingent liability of those losses related to other litigation claims that, in accordance with the authoritative guidance, are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $905 to $2,995.

Note 8 — Stockholders’ Equity

During the forty weeks ended November 2, 2009, we declared cash dividends of $0.18 per share of common stock, for a total of $9,861. Dividends payable of $3,311 and $3,279 have been included in other current liabilities in our accompanying Condensed Consolidated Balance Sheets as of November 2, 2009 and January 31, 2009, respectively. The dividends declared during the twelve weeks ended November 2, 2009 were subsequently paid on November 23, 2009.

Subsequent to November 2, 2009, we declared cash dividends of $0.06 per share of common stock, payable to the stockholders of record as of January 25, 2010.

Note 9 — Share-Based Compensation

We have various share-based compensation plans that provide restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. The total number of shares available under all of our stock incentive plans was 2,934,730 as of November 2, 2009.

Total share-based compensation expense and associated tax benefits recognized were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008
Share-based compensation expense related to performance-vested restricted stock awards	$322	$993	$1,301	$3,271
All other share-based compensation expense	1,678	1,665	4,941	6,253
Total share-based compensation expense	$2,000	$2,658	$6,242	$9,524
Associated tax benefits	$656	$760	$2,121	$2,794

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 10 — Facility Action Charges, Net

The components of facility action charges, net are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008
Estimated liability for new restaurant closures	$—	$10	$525	$601
Adjustments to estimated liability for closed restaurants	323	370	5	73
Impairment of assets to be disposed of	—	35	—	1,150
Impairment of assets to be held and used	97	96	2,143	876
Loss (gain) on sales of restaurants and surplus properties, net	25	627	47	(393)
Amortization of discount related to estimated liability for closed restaurants	75	104	302	359
	$520	$1,242	$3,022	$2,666

When an analysis of estimated future cash flows associated with a long-lived asset or asset group indicates that our long-lived assets might be impaired, we recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the assets. We typically estimate fair value based on the forecasted cash flows for the long-lived asset or asset group, discounted at a weighted-average cost of capital. This fair value measurement is dependent upon level 3 significant unobservable inputs, as described by the authoritative guidance (see Note 6). Impairment charges recognized in facility action charges, net were recorded against the following asset categories:

	Twelve Weeks Ended		Forty Weeks Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008
Property and equipment:
Carl’s Jr.	$97	$96	$1,976	$212
Hardee’s	—	35	46	1,814
	97	131	2,022	2,026
Property under capital leases:
Carl’s Jr.	—	—	40	—
Hardee’s	—	—	81	—
	—	—	121	—
Total:
Carl’s Jr.	97	96	2,016	212
Hardee’s	—	35	127	1,814
	$97	$131	$2,143	$2,026

Note 11 — Income Taxes

Income tax expense consisted of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008
Federal and state income taxes	$4,118	$3,384	$21,696	$20,642
Foreign income taxes	261	389	764	1,240
Income tax expense	$4,379	$3,773	$22,460	$21,882
Effective income tax rate	41.6%	41.2%	40.6%	38.9%

Our effective income tax rates for the twelve and forty weeks ended November 2, 2009 and November 3, 2008 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. We had $4,027 of unrecognized tax benefits as of January 31, 2009, that, if recognized, would affect our effective income tax rate. There were no material changes in the unrecognized tax benefits for the twelve and forty weeks ended November 2, 2009. We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $4,060 may be necessary within the next twelve months as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken during fiscal 2010.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

As of November 2, 2009, we maintained a valuation allowance of $27,128 for state capital loss carryforwards, certain state net operating loss and income tax credit carryforwards and other temporary differences related to various states in which one or more of our entities file separate income tax returns. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even though we expect to generate taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

Note 12 — Income Per Share

The table below presents the computation of basic and diluted income per share:

	Twelve Weeks Ended		Forty Weeks Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008
	(In thousands except per share amounts)
Numerator:
Net income	$6,157	$5,388	$32,802	$34,348
Less: Distributed and undistributed income attributable to unvested restricted stock awards	(104)	(106)	(538)	(577)
Income attributable to common shareholders for basic income per share	6,053	5,282	32,264	33,771
Add: Interest and amortization costs for 2023 Convertible Notes, net of related tax effect	—	56	—	292
Add: Undistributed income attributable to unvested restricted stock awards	52	36	383	410
Less: Undistributed income reallocated to unvested restricted stock awards	(51)	(35)	(380)	(393)
Income attributable to common shareholders for diluted income per share	$6,054	$5,339	$32,267	$34,080

Denominator:
Weighted-average shares for computation of basic income per share	53,779	52,574	53,738	51,898
Dilutive effect of stock options	438	484	427	701
Dilutive effect of 2023 Convertible Notes	—	1,004	—	1,545
Weighted-average shares for computation of diluted income per share	54,217	54,062	54,165	54,144

Basic income per share	$0.11	$0.10	$0.60	$0.65
Diluted income per share	$0.11	$0.10	$0.60	$0.63

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

Twelve Weeks Ended November 2, 2009	Carl’s Jr.	Hardee’s	Other	Total
Revenue	$193,748	$130,231	$238	$324,217
Operating income	10,512	5,624	126	16,262
Income (loss) before income taxes	10,152	4,995	(4,611)	10,536

Twelve Weeks Ended November 3, 2008	Carl’s Jr.	Hardee’s	Other	Total
Revenue	$199,314	$137,066	$215	$336,595
Operating income	12,871	4,801	83	17,755
Income (loss) before income taxes	12,769	3,773	(7,381)	9,161

Forty Weeks Ended November 2, 2009	Carl’s Jr.	Hardee’s	Other	Total
Revenue	$662,782	$443,472	$734	$1,106,988
Operating income	44,519	23,225	361	68,105
Income (loss) before income taxes	43,411	20,648	(8,797)	55,262

Forty Weeks Ended November 3, 2008	Carl’s Jr.	Hardee’s	Other	Total
Revenue	$686,380	$468,195	$681	$1,155,256
Operating income	53,594	16,394	282	70,270
Income (loss) before income taxes	52,912	12,692	(9,374)	56,230

Note 14 — Supplemental Cash Flow Information

	Forty Weeks Ended
	November 2, 2009	November 3, 2008
Cash paid for:
Interest, net of amounts capitalized	$15,070	$17,476
Income taxes, net of refunds received	7,611	1,863
Non-cash investing and financing activities:
Dividends declared, not paid	3,311	3,279
Capital lease obligations incurred to acquire assets	15,235	761
Accrued property and equipment purchases at quarter-end	5,149	5,802

Note 15 – Subsequent Events

We evaluated the period from November 3, 2009 through December 8, 2009, the date that our unaudited Condensed Consolidated Financial Statements were issued, and noted that there have been no material subsequent events or transactions which would impact our accompanying unaudited Condensed Consolidated Financial Statements for the twelve and forty weeks ended November 2, 2009, other than as disclosed in Note 8.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Impairment of Goodwill

During the first quarter of fiscal 2010, we evaluated our goodwill at the Carl’s Jr. and Hardee’s brands. As a result of our annual impairment test, we concluded that the fair value of the Carl’s Jr. and Hardee’s reporting units exceeded the carrying value, and thus no impairment charge was required. As of November 2, 2009 and January 31, 2009, we had $24,106 and $23,688, respectively, of goodwill recorded in our accompanying Condensed Consolidated Balance Sheets.

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

Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of November 2, 2009 and January 31, 2009, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $37,171 and $36,972, respectively.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2010 Comparisons with Fiscal 2009

The factors discussed below impact comparability of operating performance for the twelve and forty weeks ended November 2, 2009 and November 3, 2008, or could impact comparisons for the remainder of fiscal 2010.

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

Operating Review

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our accompanying Condensed Consolidated Statements of Income:

	Twelve Weeks Ended		Forty Weeks Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008
Revenue:
Company-operated restaurants	76.1%	75.9%	76.6%	76.2%
Franchised and licensed restaurants and other	23.9	24.1	23.4	23.8
Total revenue	100.0	100.0	100.0	100.0
Operating costs and expenses:
Restaurant operating costs (1):
Food and packaging	28.2	30.0	28.6	29.8
Payroll and other employee benefits	28.9	27.9	28.4	28.4
Occupancy and other	24.7	24.2	23.8	22.7
Total restaurant operating costs	81.9	82.1	80.8	80.9
Franchised and licensed restaurants and other (2)	75.9	75.8	75.8	76.6
Advertising (1)	6.4	5.9	6.1	5.9
General and administrative	9.6	9.3	9.3	9.4
Facility action charges, net	0.2	0.4	0.3	0.2
Operating income	5.0	5.3	6.2	6.1
Interest expense	(2.0)	(2.8)	(1.3)	(1.4)
Other income, net	0.2	0.2	0.2	0.2
Income before income taxes	3.2	2.7	5.0	4.9
Income tax expense	1.4	1.1	2.0	1.9
Net income	1.9%	1.6%	3.0%	3.0%
____________

(1)	As a percent of company-operated restaurants revenue.
(2)	As a percent of franchised and licensed restaurants and other revenue.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

The following table is presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Twelve Weeks Ended		Forty Weeks Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008

Company-operated restaurants revenue	$246,696	$255,545	$847,654	$880,858
Restaurant operating costs:
Food and packaging	69,665	76,785	242,066	262,214
Payroll and other employee benefits	71,386	71,237	241,142	250,349
Occupancy and other	60,874	61,841	201,461	199,687
Total restaurant operating costs	201,925	209,863	684,669	712,250
Franchised and licensed restaurants and other revenue:
Royalties	19,641	19,592	65,608	64,757
Distribution centers	49,421	51,858	165,986	178,693
Rent	7,911	8,257	25,858	26,105
Franchise fees	548	1,343	1,882	4,843
Total franchised and licensed restaurants and other revenue	77,521	81,050	259,334	274,398
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	3,686	3,236	11,533	11,145
Distribution centers	48,807	51,955	163,671	178,518
Rent and other occupancy	6,361	6,283	21,476	20,468
Total franchised and licensed restaurants and other expenses	58,854	61,474	196,680	210,131
Advertising expense	15,679	15,105	51,451	51,902
General and administrative expense	30,977	31,156	103,061	108,037
Facility action charges, net	520	1,242	3,022	2,666
Operating income	$16,262	$17,755	$68,105	$70,270

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended November 2, 2009:

	Company-operated	Franchised and licensed	Total
Open at November 3, 2008	903	2,207	3,110
New	20	66	86
Closed	(14)	(35)	(49)
Divested	(17)	(6)	(23)
Acquired	6	17	23
Open at November 2, 2009	898	2,249	3,147

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Carl’s Jr.

	Twelve Weeks Ended		Forty Weeks Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008

Company-operated restaurants revenue	$136,682	$140,307	$472,301	$482,669
Restaurant operating costs:
Food and packaging	38,122	41,319	132,894	141,753
Payroll and other employee benefits	37,396	36,842	127,719	128,343
Occupancy and other	34,653	34,024	113,511	110,130
Total restaurant operating costs	110,171	112,185	374,124	380,226
Franchised and licensed restaurants and other revenue:
Royalties	7,616	7,623	24,903	26,003
Distribution centers	43,964	45,984	147,920	159,876
Rent	5,151	4,957	16,620	16,315
Franchise fees	335	443	1,038	1,517
Total franchised and licensed restaurants and other revenue	57,066	59,007	190,481	203,711
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,878	1,677	5,805	5,553
Distribution centers	43,313	45,966	145,725	159,297
Rent and other occupancy	4,402	4,326	14,616	14,191
Total franchised and licensed restaurants and other expenses	49,593	51,969	166,146	179,041
Advertising expense	9,107	8,436	29,426	28,557
General and administrative expense	14,052	13,524	46,505	45,802
Facility action charges, net	313	329	2,062	(840)
Operating income	$10,512	$12,871	$44,519	$53,594
Company-operated average unit volume (trailing-13 periods)	$1,468	$1,529
Franchise-operated average unit volume (trailing-13 periods)	$1,135	$1,192
Company-operated same-store sales (decrease) increase	(5.2)%	0.5%	(5.5)%	2.9%
Franchise-operated same-store sales decrease	(4.8)%	(2.2)%	(5.7)%	(1.0)%
Company-operated same-store transaction decrease	(2.7)%	(4.3)%	(4.1)%	(0.6)%
Average check (actual $)	$6.85	$7.07	$6.94	$7.02
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	27.9%	29.4%	28.1%	29.4%
Payroll and other employee benefits	27.4%	26.3%	27.0%	26.6%
Occupancy and other	25.4%	24.2%	24.0%	22.8%
Total restaurant operating costs	80.6%	80.0%	79.2%	78.8%
Advertising expense as a percentage of company-operated restaurants revenue	6.7%	6.0%	6.2%	5.9%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended November 2, 2009:

	Company-operated	Franchised and licensed	Total
Open at November 3, 2008	412	773	1,185
New	16	37	53
Closed	(5)	(12)	(17)
Divested	(3)	(1)	(4)
Acquired	1	3	4
Open at November 2, 2009	421	800	1,221

Company-Operated Restaurants

Revenue from company-operated Carl’s Jr. restaurants decreased $3,625, or 2.6%, to $136,682 during the twelve weeks ended November 2, 2009, as compared to the twelve weeks ended November 3, 2008. This decrease was primarily due to the 5.2% decrease in same-store sales for the quarter. This decrease was partially offset by a net increase of 9 company-operated restaurants since the end of the third quarter of fiscal 2009.

Revenue from company-operated Carl’s Jr. restaurants decreased $10,368, or 2.1%, to $472,301 during the forty weeks ended November 2, 2009, as compared to the prior year period. This decrease was primarily due to the 5.5% decrease in same-store sales from the comparable prior year period. This decrease was partially offset by a net increase of 9 company-operated restaurants since the end of the third quarter of fiscal 2009.

The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

	Twelve Weeks	Forty Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended November 3, 2008	80.0%	78.8%
Decrease in food and packaging costs	(1.5)	(1.3)
Increase in labor costs, excluding workers’ compensation	0.9	0.4
Increase in depreciation and amortization expense	0.8	0.7
Decrease in utilities expense	(0.2)	(0.3)
Increase in rent expense	0.2	0.3
Increase in workers’ compensation expense	0.2	—
Increase in property tax expense	0.2	0.1
Other, net	—	0.5
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended November 2, 2009	80.6%	79.2%

Food and packaging costs decreased as a percent of company-operated restaurants revenue during the twelve and forty weeks ended November 2, 2009, as compared to the prior year periods, due primarily to decreased commodity costs for beef, cheese and oil products, and reduced distribution costs related to lower fuel and administrative costs.

Labor costs, excluding workers’ compensation, increased as a percent of company-operated restaurants revenue during the twelve and forty weeks ended November 2, 2009, from the comparable prior year periods, primarily due to the deleveraging impact of the decrease in same-store sales and the relatively fixed cost of restaurant management.

Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the twelve and forty weeks ended November 2, 2009, from the comparable prior year periods, mainly due to asset additions related to remodels, new store openings and equipment upgrades as well as the deleveraging impact from the decrease in same-store sales and the relatively fixed nature of depreciation and amortization expense.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Utilities expense decreased as a percent of company-operated restaurants revenue during the forty weeks ended November 2, 2009, from the comparable prior year period, mainly due to natural gas and electricity rate decreases.

Rent expense increased as a percent of company-operated restaurants revenue during the forty weeks ended November 2, 2009, from the comparable prior year period due primarily to an increase in rent expense for CPI adjustments, as well as the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of rent expense.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants revenue decreased $1,941, or 3.3%, to $57,066 during the twelve weeks ended November 2, 2009, as compared to the twelve weeks ended November 3, 2008. Distribution center sales of food, paper and supplies to franchisees decreased by $2,020, or 4.4%, primarily due to the 4.8% decline in franchisee same-store sales and a decrease in the cost of food upon which the sales price of those items is based.  These decreases were partially offset by an increase in the number of franchised restaurants. Royalty revenues remained consistent as compared to the twelve weeks ended November 3, 2008 due to the lower international royalties resulting from declines in foreign currency exchange rates and lower domestic royalties related to a drop in same-store sales being offset by an increase in the franchise store base over the comparable prior year period.

Total franchised and licensed restaurants revenue decreased $13,230, or 6.5%, to $190,481 during the forty weeks ended November 2, 2009, as compared to the forty weeks ended November 3, 2008. Distribution center sales of food, paper and supplies to franchisees decreased by $11,956 or 7.5%, primarily due to the 5.7% decline in franchisee same-store sales and a decrease in the cost of food upon which the sales price of those items is based. These decreases were partially offset by an increase in the number of franchised restaurants. Royalty revenues decreased by $1,100, or 4.2%, due to lower international royalties primarily resulting from declines in foreign currency exchange rates and lower domestic royalties related to the decline in same-store sales. These decreases were partially offset by an increase in the franchise store base over the comparable prior year period. Additionally, franchise fee revenues decreased by $479, or 31.6%, due to a reduction in new store franchise fees and development fees.

Franchised and licensed operating and other expenses decreased $2,376, or 4.6%, to $49,593 during the twelve weeks ended November 2, 2009, as compared to the prior year period. This decrease is mainly due to a decrease in distribution center sales to franchisees and the relatively proportional decrease in the cost of food, paper and supplies sold.

Franchised and licensed operating and other expenses decreased $12,895, or 7.2%, to $166,146 during the forty weeks ended November 2, 2009, as compared to the prior year period. This decrease is mainly due to a decrease in distribution center sales to franchisees and the relatively proportional decrease in the cost of food, paper and supplies sold, partially offset by an increase in rent and other occupancy costs.  This increase in rent and other occupancy costs is due primarily to increases in rent for CPI adjustments and additional leases.

As of November 2, 2009, approximately 84.3% of Carl’s Jr. franchised and licensed restaurants purchase food, paper and other supplies from us.

Advertising Expense

Advertising expense increased $671, or 8.0%, to $9,107, during the twelve weeks ended November 2, 2009, and increased $869, or 3.0%, to $29,426 during the forty weeks ended November 2, 2009, as compared to the prior year periods.  Advertising expense as a percentage of company-operated restaurants revenue increased 0.7% to 6.7% during the twelve weeks ended November 2, 2009 and increased 0.3% to 6.2% during the forty weeks ended November 2, 2009 as compared to the prior year periods.  These increases were mainly due to incremental media spending incurred during the twelve weeks ended November 2, 2009 in connection with a marketing campaign in selected markets emphasizing the value-for-the-money of Carl’s Jr. premium products.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Hardee’s

	Twelve Weeks Ended		Forty Weeks Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008

Company-operated restaurants revenue	$109,957	$115,171	$375,160	$397,967
Restaurant operating costs:
Food and packaging	31,521	35,438	109,104	120,383
Payroll and other employee benefits	33,960	34,365	113,324	121,904
Occupancy and other	26,199	27,796	87,870	89,486
Total restaurant operating costs	91,680	97,599	310,298	331,773
Franchised and licensed restaurants and other revenue:
Royalties	11,892	11,821	40,281	38,305
Distribution centers	5,457	5,874	18,067	18,817
Rent	2,711	3,303	9,119	9,793
Franchise fees	214	897	845	3,313
Total franchised and licensed restaurants and other revenue	20,274	21,895	68,312	70,228
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	1,808	1,559	5,727	5,591
Distribution centers	5,495	5,989	17,947	19,221
Rent and other occupancy	1,958	1,957	6,860	6,277
Total franchised and licensed restaurants and other expenses	9,261	9,505	30,534	31,089
Advertising expense	6,572	6,656	22,025	23,331
General and administrative expense	16,887	17,591	56,430	62,101
Facility action charges, net	207	914	960	3,507
Operating income	$5,624	$4,801	$23,225	$16,394
Company-operated average unit volume (trailing-13 periods)	$1,004	$982
Franchise-operated average unit volume (trailing-13 periods)	$981	$971
Company-operated same-store sales (decrease) increase	(1.8)%	1.3%	(0.4)%	1.1%
Franchise-operated same-store sales (decrease) increase	(1.4)%	2.5%	0.7%	0.8%
Company-operated same-store transaction increase (decrease)	1.3%	(3.5)%	1.2%	(3.2)%
Average check (actual $)	$4.94	$5.09	$5.04	$5.14
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	28.7%	30.8%	29.1%	30.2%
Payroll and other employee benefits	30.9%	29.8%	30.2%	30.6%
Occupancy and other	23.8%	24.1%	23.4%	22.5%
Total restaurant operating costs	83.4%	84.7%	82.7%	83.4%
Advertising expense as a percentage of company-operated restaurants revenue	6.0%	5.8%	5.9%	5.9%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended November 2, 2009:

	Company-operated	Franchised and licensed	Total
Open at November 3, 2008	490	1,422	1,912
New	4	29	33
Closed	(9)	(23)	(32)
Divested	(14)	(5)	(19)
Acquired	5	14	19
Open at November 2, 2009	476	1,437	1,913

Company-Operated Restaurants

Revenue from company-operated Hardee’s restaurants decreased $5,214, or 4.5%, to $109,957 during the twelve weeks ended November 2, 2009, as compared to the comparable prior year period. The decrease is mostly due to the combined impact of the divestiture of 14 company-operated restaurants to franchisees since the end of the third quarter of fiscal 2009 and a 1.8% decrease in same-store sales. In addition, since the end of the third quarter of fiscal 2009, we acquired five restaurants from a franchisee and opened four and closed nine company-operated restaurants.

During the forty weeks ended November 2, 2009, revenue from company-operated restaurants decreased $22,807, or 5.7%, to $375,160 as compared to the forty weeks ended November 3, 2008. This decrease is primarily due to the impact of the changes in our restaurant portfolio discussed above as well as the 0.4% decrease in same-store sales.

The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

	Twelve Weeks	Forty Weeks
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended November 3, 2008	84.7%	83.4%
Decrease in food and packaging costs	(2.1)	(1.1)
Increase (decrease) in labor costs, excluding workers’ compensation	1.0	(0.5)
Increase in depreciation and amortization expense	0.9	1.2
Decrease in utilities expense	(0.7)	(0.2)
Decrease in asset disposal expense	(0.5)	(0.1)
Decrease in general liability insurance expense	(0.3)	—
Increase (decrease) in property tax expense	0.3	(0.1)
Other, net	0.1	0.1
Restaurant operating costs as a percentage of company-operated restaurants revenue for the period ended November 2, 2009	83.4%	82.7%

Food and packaging costs decreased as a percent of company-operated restaurants revenue, as compared to the prior year periods, primarily due to lower commodity costs for beef, pork, cheese, and oil products during the twelve weeks ended November 2, 2009, and primarily due to lower commodity costs for beef, cheese, oil and flour products during the forty weeks ended November 2, 2009. Additionally, one of our restaurants has a gas station and its fuel sales, which have a higher associated cost of sales than our food products, have decreased due to lower gasoline prices for the forty weeks ended November 2, 2009 as compared to the prior year period.

Labor costs, excluding workers’ compensation expense, increased as a percent of company-operated restaurants revenue during the twelve weeks ended November 2, 2009, as compared to the prior year period, due primarily to the impact of minimum wage rate increases. Labor costs, excluding workers’ compensation expense, decreased as a percent of company-operated restaurants revenue during the forty weeks ended November 2, 2009, as compared to the prior year period, due primarily to the more efficient use of labor resulting from actions initiated in the second quarter of fiscal 2009, partially offset by the impact of minimum wage rate increases.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the twelve and forty weeks ended November 2, 2009, over the comparable prior year periods, mainly due to asset additions from remodels, new restaurant openings and equipment upgrades.

Utilities expense decreased as a percent of company-operated restaurants revenue during the twelve weeks ended November 2, 2009, from the comparable prior year period, mainly due to natural gas rate decreases.

Asset disposal expense decreased as a percent of company-operated restaurants revenue during the twelve weeks ended November 2, 2009, from the comparable prior year period, mainly due to $413 of asset disposals related to two restaurants that were rebuilt in the prior year period, that did not recur in the current year period.

General liability insurance expense decreased as a percent of company-operated restaurants revenue during the twelve weeks ended November 2, 2009, from the comparable prior year period, due primarily to an unfavorable claims reserve adjustment as a result of actuarial analyses of outstanding claims reserves in the prior year period, which did not occur to the same extent in the current year period.

Property tax expense increased as a percent of company-operated restaurants revenue during the twelve weeks ended November 2, 2009, from the comparable prior year period, due primarily to increases in property tax rates and increased assessed values for real property.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants revenue decreased $1,621, or 7.4%, to $20,274 during the twelve weeks ended November 2, 2009, as compared to the prior year period. Franchise fees revenue decreased $683, or 76.1%, as compared to the prior year period due to $605 in franchise fees revenue recorded from the refranchising of 23 company-operated restaurants in the prior year period, which did not recur in the current year period since we completed our Hardee’s refranchising program during fiscal 2009.  Rent revenues decreased $592, or 17.9% due primarily to a $788 decrease in collection of previously unrecognized rent from financially troubled franchisees as compared to the prior year period.  Distribution center revenues decreased $417, or 7.1%, mainly due to a decrease in equipment sales as a result of reduced remodel activity by our franchisees in the current year period.

Total franchised and licensed restaurants revenue decreased $1,916, or 2.7%, to $68,312 during the forty weeks ended November 2, 2009, as compared to the prior year period. Franchise fee revenue decreased by $2,468, or 74.5%.  In the comparable prior year period, franchise fee revenues were significantly higher due to $2,290 in franchise fees revenue associated with the refranchising of 88 company-operated restaurants in the prior year period, which did not recur in the current year period. Distribution center revenues decreased by $750, or 4.0%, primarily as a result of a decrease in equipment sales related to reduced remodel activity by our franchisees as compared to the prior year period. Rent revenues decreased $674 due primarily to a $1,544 decrease in collection of previously unrecognized rent from financially troubled franchisees as compared to the prior year period, partially offset by an increase in rent revenues due to an increase in the number of domestic franchised restaurants, resulting primarily from our refranchising program. These decreases were partially offset by an increase in royalty revenues of $1,976, or 5.2%, over the comparable prior year period due to an increase in the number of domestic franchised restaurants, resulting from our refranchising program, a net increase of 14 international restaurants since the end of the third quarter of fiscal 2009, and increased collections of $369 of previously unrecognized royalties from financially troubled franchisees, as compared with the prior year period.

Franchised and licensed operating and other expenses decreased $244, or 2.6%, to $9,261, during the twelve weeks ended November 2, 2009, as compared to the prior year period. This decrease is mainly due to a decrease of $494, or 8.2%, in distribution center costs related to the decrease in remodel equipment sales, partially offset by an increase in administrative expense of $249, or 16.0%.

Franchised and licensed operating and other expenses decreased $555, or 1.8%, to $30,534, during the forty weeks ended November 2, 2009, as compared to the prior year period. This decrease is mainly due to a decrease of $1,274, or 6.6%, in distribution center costs related to the decrease in remodel equipment sales, as well as the collection of $230 in previously reserved receivables from a franchisee. This decrease was partially offset by a $583, or 9.3% increase in rent expense related to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising program.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Consolidated Expenses

General and Administrative Expense

General and administrative expenses decreased $179, or 0.6%, to $30,977, and increased 0.3% to 9.6% of total revenue, for the twelve weeks ended November 2, 2009, as compared to the twelve weeks ended November 3, 2008. This decrease was primarily attributable to a decrease in share-based compensation expense of $715, which is attributable to a number of factors, including our performance against specified goals for fiscal 2010 and the decline in our stock price. Additionally, due to the implementation of various cost-reduction initiatives, there was a reduction of general corporate expenses of $231. These decreases were partially offset by an increase in bonus expense of $838, which is based on our performance relative to executive management and operations bonus criteria.

General and administrative expenses decreased $4,976, or 4.6%, to $103,061, and decreased 0.1% to 9.3% of total revenue, for the forty weeks ended November 2, 2009, as compared to the forty weeks ended November 3, 2008. This decrease was mainly due to the implementation of various cost-reduction initiatives, resulting in a reduction of general corporate expenses of $4,617. Additionally, there was a $3,313 decrease in share-based compensation expense which is attributable to a number of factors, including our performance against specified goals for fiscal 2010 and the decline in our stock price. Finally, we had a $2,781 increase in bonus expense, which is based on our performance relative to executive management and operations bonus criteria.

Interest Expense

During the twelve weeks ended November 2, 2009, interest expense decreased $2,933, or 31.3%, to $6,430, as compared to the twelve weeks ended November 3, 2008. There was a decrease of $1,740 in the interest expense on our Facility due to decreased average outstanding borrowings and lower interest rates. Additionally, there was a decrease of $1,280 in the charge recorded to adjust the carrying value of our interest rate swap agreements to fair value.

During the forty weeks ended November 2, 2009, interest expense decreased $1,496, or 9.2%, to $14,834, as compared to the forty weeks ended November 3, 2008. There was a decrease of $6,079 in the interest expense on our Facility due to decreased average outstanding borrowings and lower interest rates.  This decrease was partially offset by an increase of $4,290 in the charge recorded to adjust the carrying value of our interest rate swap agreements to fair value.  See Note 5 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.

Income Tax Expense

Our effective income tax rate for the twelve weeks ended November 2, 2009 and November 3, 2008 was 41.6% and 41.2%, respectively. Our effective income tax rate for the forty weeks ended November 2, 2009 and November 3, 2008 was 40.6% and 38.9%, respectively. The effective rate for the forty weeks ended November 3, 2008 was reduced due to the impact of favorable tax regulations that were recognized during the first quarter of fiscal 2009. See Note 11 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of income tax expense.

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

	Twelve Weeks Ended		Forty Weeks Ended
	November 2, 2009	November 3, 2008	November 2, 2009	November 3, 2008	Trailing-13 Periods Ended November 2, 2009
Net income	$6,157	$5,388	$32,802	$34,348	$35,410
Interest expense	6,430	9,363	14,834	16,330	27,113
Income tax expense	4,379	3,773	22,460	21,882	22,111
Depreciation and amortization	16,505	14,835	54,317	48,141	69,673
Facility action charges, net	520	1,242	3,022	2,666	4,495
Share-based compensation expense	2,000	2,658	6,242	9,524	9,252
Adjusted EBITDA	$35,991	$37,259	$133,677	$132,891	$168,054

Liquidity and Capital Resources

We expect that our cash on hand, future cash flows from operations and borrowings under our Facility will provide sufficient liquidity to allow us to service our existing debt and to meet our operating and capital requirements for at least the next 12 months. We believe our most significant cash use during the next 12 months will be for capital expenditures. Based on our current capital spending projections, we expect capital expenditures to be between $100,000 and $105,000 for fiscal 2010 and between $85,000 and $95,000 for fiscal 2011. Under the terms of our Facility, we may be required to make an annual principal prepayment, based on excess cash flows (as defined in our Facility). Other than these prepayments, we have no significant debt maturities coming due until March 27, 2012. See Note 5 of Notes to Condensed Consolidated Financial Statements for more information on our existing debt. We closely monitor the potential impacts of volatility in the worldwide capital and financial markets on our liquidity; and to date, there have been no significant impacts on either our liquidity or the availability of committed funds under our Facility.

Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. During the twelve and forty weeks ended November 2, 2009, we made aggregate principal payments of $671 and $3,633 on the term loan, respectively, which included a payment during the first quarter of fiscal 2010 of $1,616 based on excess cash flows for fiscal 2009, as required by the terms of our Facility. As of November 2, 2009, we had (i) borrowings outstanding under the term loan portion of our Facility of $248,103, (ii) borrowings outstanding under the revolving portion of our Facility of $28,500, (iii) outstanding letters of credit under the revolving portion of our Facility of $35,363, and (iv) availability under the revolving portion of our Facility of $136,137.

The terms of our Facility include financial performance covenants, which include a maximum leverage ratio, and certain restrictive covenants. The maximum leverage covenant requires us to maintain a leverage ratio not to exceed 2.75, 2.50 and 2.25 in fiscal 2010, 2011 and 2012, respectively. As of November 2, 2009, our leverage ratio was 2.08. Our most significant restrictive covenants limit our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions.

Our Facility limits the amount of common stock we can repurchase and/or cash dividends we can distribute.  As of November 2, 2009, we are permitted to make additional common stock repurchases and/or cash dividend payments up to $66,792 under the terms of our Facility. The aggregate amount allowed for common stock repurchases and/or cash dividend payments is increased each year by a portion of excess cash flows (as defined in our Facility). In addition to being limited by our Facility, our ability to repurchase common stock is limited by our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder. As of November 2, 2009, pursuant to these limitations, we are permitted to make additional repurchases of our common stock up to $36,909.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Our Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. In addition, we may reinvest proceeds from the sale of assets and carry forward certain unused capital expenditure amounts to the following year. As of November 2, 2009, we expect to be permitted to make total capital expenditures of $146,084 in fiscal 2010.

Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties. We were in compliance with the covenants and all other requirements of our Facility as of November 2, 2009.

We have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%. These agreements will expire on March 12, 2012. These derivative instruments were not designated as cash flow hedges in accordance with the authoritative guidance. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our accompanying unaudited Condensed Consolidated Statements of Income. During the twelve and forty weeks ended November 2, 2009, we paid $1,595 and $6,658, respectively, for net settlements under our fixed rate swap agreements. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future value.

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

During the twelve and forty weeks ended November 2, 2009, we declared cash dividends of $0.06 and $0.18 per share of common stock, for a total of $3,311 and $9,861, respectively. Dividends payable of $3,311 and $3,279 have been included in other current liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets as of November 2, 2009 and January 31, 2009, respectively. The dividends declared during the twelve weeks ended November 2, 2009 were subsequently paid on November 23, 2009.

During the forty weeks ended November 2, 2009, cash provided by operating activities was $118,536, an increase of $10,162, or 9.4%, from the prior year comparable period. This increase is primarily attributable to positive changes in operating liabilities, including accounts payable and other current and long-term liabilities and estimated liability for closed restaurants and self-insurance. Working capital account balances can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term. Additionally, this increase is due to increases in depreciation and amortization of $6,176. These increases were partially offset by a decrease in share-based compensation expense of $3,299.

Cash used in investing activities during the forty weeks ended November 2, 2009 totaled $63,607, which principally consisted of purchases of property and equipment, partially offset by proceeds from the sale of property and equipment, and collections on non-trade notes receivable.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Capital expenditures were as follows:

	Forty Weeks Ended
	November 2, 2009	November 3, 2008
Non-discretionary:
Remodels:
Carl’s Jr.	$5,293	$8,760
Hardee’s	17,317	15,949
Capital Maintenance:
Carl’s Jr.	11,479	8,896
Hardee’s	12,150	13,269
Corporate/other	2,163	3,942
Total non-discretionary	48,402	50,816

Discretionary:
New restaurants/rebuilds:
Carl’s Jr.	9,273	15,246
Hardee’s	3,575	7,025
Dual-branding:
Carl’s Jr.	641	969
Hardee’s	269	2,201
Real estate/franchise acquisitions	3,234	5,477
Corporate/other	4,069	924
Total discretionary	21,061	31,842
Total	$69,463	$82,658

Capital expenditures for the forty weeks ended November 2, 2009, decreased $13,195, or 16.0%, from the comparable prior year period mainly due to a $9,423 decrease new restaurant and rebuild construction, as well as, a $2,260 decrease in dual-branding activity, a $2,243 decrease in real estate and franchise acquisitions and a $2,099 decrease in remodel activity. These decreases were partially offset by an increase corporate and other discretionary capital expenditures of $3,145.

Cash used in financing activities during the forty weeks ended November 2, 2009 was $52,730, which principally consisted of net repayments of $33,500 under the revolving portion of our Facility, dividends paid of $9,829, repayments of $5,637 related to capital lease obligations, payments of $3,633 under the term loan portion of our Facility and $1,690 of common stock repurchases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)

Interest Rate Risk

Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. Our Facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin. As of November 2, 2009, we had $276,603 of borrowings and $35,363 of letters of credit outstanding under our Facility. We have entered into interest rate swap agreements with a combined notional amount of $200,000. These agreements will expire on March 12, 2012. The effect of the agreements is to limit the interest rate exposure on a portion of our term loan debt under our Facility to a fixed rate of 6.12%. The agreements were not designated as cash flow hedges under the terms of the authoritative guidance. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our accompanying Condensed Consolidated Statements of Income. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future fair value.

A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $766. The estimated reduction is based upon the outstanding balance of the borrowings under our Facility that are not covered by our interest rate swaps and the weighted-average interest rate for the fiscal year and assumes no change in the volume, index or composition of debt as in effect on November 2, 2009.

Foreign Currency Risk

In the normal course of business, we are exposed to foreign currency risk as substantially all of our licensees transact business in currencies other than our consolidated reporting currency, the U.S. dollar. As a result, we are exposed to changes in the exchange rate between the U.S. dollar and the following currencies: Bahraini Dinar, Egyptian Pound, Jordan Dinar, Kuwait Dinar, Lebanese Pound, Malaysian Ringgit, Mexican Peso, Oman Rial, Pakistani Rupee, Qatar Riyal, Russian Ruble, Saudi Arabian Riyal, Singapore Dollar, Chinese Yuan and United Arab Emirates Dirham.

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

 In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 2, 2009, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 2, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“2009 Annual Report”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or results of operations  There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report, except as set forth below.  The information below updates, and should be read in conjunction with, the risk factors in our 2009 Annual Report.

Our business may be impacted if our Carl’s Jr. franchisees do not renew or extend their distribution agreement

We currently supply food, paper and other supplies both to company-operated Carl’s Jr. restaurants and to a majority of Carl’s Jr. franchised and licensed restaurants through our two distribution center facilities in California.  We gain significant economies of scale within our distribution center operations through the sale of food, paper and other supplies to our Carl’s Jr. franchisees.  Our current distribution agreement with Carl’s Jr. franchisees expires in March 2010, and we are in negotiations to extend the agreement.  If our franchisees decide not to renew the agreement with us, or if the agreement is renewed with less favorable terms, our financial results could be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides information as of November 2, 2009, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 11, 2009 — September 7, 2009	—	$—	—	$37,259
September 8, 2009 — October 5, 2009	—	—	—	37,259
October 6, 2009 — November 2, 2009 (1)	32,878	10.64	32,878	36,909
Total	32,878	$10.64	32,878	$36,909
____________

(1)
We received and cancelled a total of 32,878 shares of our outstanding common stock in payment of taxes owed on ordinary income recognized by twenty-one of our employees in connection with the vesting of restricted stock awards issued under our stock incentive plans.

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
Date: December 8, 2009
/s/ Reese Stewart
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