Form 10-K
CKE RESTAURANTS INC
filed 2010-03-25
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 25, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 10, 2009 was $455,282,234.

The number of outstanding shares of the registrant’s common stock was 55,292,177 as of March 17, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with Instruction G(3) to Form 10-K, certain information required by Part III of Form 10-K is incorporated into this Annual Report on Form 10-K by reference to the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders, or to an amendment to this Annual Report on Form 10-K, either of which will be filed within 120 days after the end of the registrant’s fiscal year, which ended on January 25, 2010.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended January 25, 2010

PART I

Item 1. Business

CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, Green Burrito® and Red Burrito® concepts. References to CKE Restaurants, Inc. throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us” and “our.”

Our fiscal year ends on the last Monday in January each year. In this Annual Report on Form 10-K, we refer to our fiscal years by reference to the calendar year in which they end, and we generally label all fiscal years presented as if the fiscal year ended January 31 (e.g., the fiscal year ended January 25, 2010, is referred to as fiscal 2010 or the fiscal year ended January 31, 2010). All dollar amounts, except per share amounts, presented in this Annual Report on Form 10-K are in thousands, unless otherwise noted.

Merger Agreement

On February 26, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Western Acquisition Holdings, Inc. (“Parent”), and Western Acquisition Corp., a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent.  Parent and Merger Sub are affiliates of Thomas H. Lee Partners, L.P. (“THL”).  If the Merger is completed, each share of our common stock issued and outstanding immediately prior to closing will be automatically cancelled and converted into the right to receive $11.05 in cash, and the Company will cease to be a publicly traded company. Completion of the Merger is subject to approval by the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote on the Merger, the receipt of any required approvals, or the expiration or termination of the applicable waiting periods, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"), and other customary closing conditions. On March 19, 2010, we received notice from the Federal Trade Commission that early termination of the waiting period under the HSR Act has been granted effective immediately.  In addition, on the same date, we filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”) relating to the proposed special meeting of our stockholders to consider and vote on a proposal to adopt the Merger Agreement.

Company Overview

We own, operate, franchise and/or license more than 3,100 quick-service restaurants (“QSR”), primarily under the brand names Carl’s Jr.® and Hardee’s®, both of which offer innovative, premium products intended to appeal to our target audience of “young, hungry guys.”  Our focus on this customer type is enhanced through edgy, breakthrough advertising; high visibility sports sponsorships in major markets; a creative internet presence; and a menu anchored by a variety of big, juicy charbroiled hamburgers. According to the June 29, 2009 issue of Nation’s Restaurant News, our Hardee’s and Carl’s Jr. chains are the tenth and twelfth largest sandwich restaurant chains in the United States, respectively, based on U.S. system-wide foodservice sales. As of January 31, 2010, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	422	475	1	898
Franchised	666	1,228	11	1,905
Licensed	136	202	—	338
Total	1,224	1,905	12	3,141

The following is a brief description of our primary restaurant concepts:

Carl’s Jr.

The first Carl’s Jr. restaurant was opened by Carl N. Karcher in 1956. Our Carl’s Jr. restaurants, which are located predominantly in the Western United States, offer superior quality food at reasonable prices and emphasize attentive customer service to create an enjoyable QSR dining experience. Carl’s Jr. utilizes cutting edge commercials to promote big, juicy burgers and other premium products to young, hungry guys and to emphasize the value-for-the-money of our menu items. Carl’s Jr. is a well-recognized brand that has operated profitably in each of the past twelve fiscal years. Carl’s Jr. is predominantly a lunch and dinner concept, with approximately 84% of Carl’s Jr. company-operated restaurants revenue coming from the lunch and dinner portion of its business in fiscal 2010. As of January 31, 2010, 233 of our 422 company-operated Carl’s Jr. restaurants were dual-branded with Green Burrito®. These dual-branded Carl’s Jr. restaurants typically have both higher sales and profits. Carl’s Jr. is currently focused on growing same-store sales and remodeling its existing company-operated, franchised and licensed restaurants.  As of January 31, 2010, approximately 81% of our company-operated restaurants have been recently remodeled or developed.

Carl’s Jr. focuses on selling its signature products, such as the Western Bacon Cheeseburger ® and a full line of Six Dollar Burgers, and on developing innovative and exciting premium products, such as the Big Carltm, Parmesan Chicken Sandwich, Portabello Mushroom Six Dollar Burgertm, and Grilled Cheese Bacon Burger. Also, Carl’s Jr. has begun to emphasize a number of healthier menu items including indulgent warm grilled chicken salads and gluten free burgers. The brand’s growth in recent years has come from new company-operated restaurants and from those built by its strong franchise community, as well as dual-branding opportunities.  Carl’s Jr. sponsors a number of professional sports teams in its major markets, including the National Basketball Association’s (“NBA”) Los Angeles Lakers and Sacramento Kings, the National Football League’s San Diego Chargers and Major League Baseball’s (“MLB”) Los Angeles Dodgers, Los Angeles Angels of Anaheim, and San Diego Padres.

Hardee’s

The first Hardee’s restaurant was opened by Wilbur Hardee in 1960. Our Hardee’s restaurants are located predominantly in the Southeastern and Midwestern United States. Hardee’s marketing campaigns primarily promote our premium burgers and breakfast items, in addition to emphasizing the value-for-the money of our menu items. Hardee’s lunch and dinner menu is anchored by its premium quality line of 1/3- to 2/3-lb. 100% Black Angus beef Thickburgerstm, which are complemented with best-in-class charbroiled and crispy chicken sandwiches. Historically, Hardee’s has also been known as the best choice for breakfast in the QSR industry, with approximately 48% of fiscal 2010 company-operated restaurants revenue coming from breakfast. Hardee’s breakfast menu can attribute much of its success to the industry-first Made From Scratch biscuits and biscuit breakfast sandwiches.

There are several key initiatives and areas of focus at Hardee’s.  The brand’s emphasis on superior customer service coupled with its balanced menu gives Hardee’s an ideal opportunity to build sales during all meal occasions.  While we believe the greatest opportunity for the brand is building the lunch and dinner day parts at our existing restaurants, we expect to gradually increase the number of new restaurants built and will continue to dual-brand with our Red Burrito® concept. As of January 31, 2010, 113 of our 475 company-operated Hardee’s restaurants were dual-branded with Red Burrito.  The key driver in improving Hardee’s profitability is increasing sales. For fiscal 2010, the average unit volume ("AUV") at our company-operated Hardee’s restaurants was approximately $1,002, up from $993 in fiscal 2009 and $954 in fiscal 2008. Franchise-operated AUV was approximately $976 at the end of fiscal 2010, up from $970 at the end of fiscal 2009 and $964 in fiscal 2008. Hardee’s is currently focusing on remodeling its existing company-operated, franchised and licensed restaurants.  As of January 31, 2010, approximately 67% of the company-operated restaurants have been recently remodeled or developed.

Hardee’s is a well-recognized brand focused on selling its signature products, such as its line of 100% Black Angus beef Thickburger and Made From Scratch breakfast biscuits, and on developing inventive and exciting premium products, such as the Biscuit Holes, Oscar Mayer Fried Bologna Biscuit, the Little Thickburger, French Dip Thickburger ®, and Portabello Mushroom Melt Thickburger ®. Hardee’s sponsors a number of professional sports teams in its major markets, including the NBA’s Indiana Pacers and MLB’s St. Louis Cardinals.

Business Strategy

Our business strategy focuses on strengthening our competitive position, growing same-store sales, enhancing profitability at both the Carl’s Jr. and Hardee’s concepts, and differentiating our Carl’s Jr. and Hardee’s brands from our competitors.  In response to the current economic environment, a number of our major competitors have implemented heavy discounts on certain menu items and actively promoted $1 menu items in order to maintain or increase their sales.  While our restaurants offer a number of relatively low-priced, high-value menu items, we have resisted the deep-discounting trend.  Instead, we have developed and implemented a long-term strategy which includes the following elements:

•
Continuing development and promotion of distinctive, premium-quality, great tasting products such as the Carl’s Jr. line of 100% Black Angus beef Six Dollar Burgerstm and Hand-Scooped Ice Cream Shakes and Maltstm; as well as Hardee’s line of 1/3- to 2/3-lb. 100% Black Angus beef Thickburgers, and Made From Scratch breakfast biscuits;

•
Correcting consumer misperceptions of affordability by advertising products with excellent value-for-the-money such as the Grilled Cheese Bacon Burger and Big Carltm at Carl’s Jr., as well as the Big Hardeetm at Hardee’s;

•	Increasing customer awareness of existing healthy menu choices and developing new healthy products such as the new Carl’s Jr’s line of premium entrée salads;

•	Emphasizing and capitalizing on our unique brand positioning through cutting-edge and attention-grabbing advertising in order to increase our market share;

•
Remodeling existing company-operated and franchised Carl’s Jr. and Hardee’s restaurants to improve customer perception of our brands, so that we will be well-positioned to benefit from a recovery in consumer spending;

•	Capitalizing on dual-branding opportunities available with our Green Burrito and Red Burrito concepts;

•
Growing our restaurant base through increasing development of new franchised restaurants in both new and existing markets in the U.S., increasing licensed restaurants internationally for both Carl’s Jr. and Hardee’s, and opening new company-operated Carl’s Jr. and Hardee’s restaurants in our existing core markets; and

•	Remaining focused on core restaurant fundamentals of quality, service and cleanliness.

Franchise Strategy

Our franchise and licensing strategy depends upon on our franchisees’ active involvement in and management of restaurant operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements.

Carl’s Jr.  Franchise agreements with Carl’s Jr. franchisees, which operate restaurants predominantly in the Western United States, generally provide for the payment of franchise fees plus continuing royalty and advertising fees to us based upon a percentage of gross sales (typically 4% for royalties and 5% to 6% for advertising). As of January 31, 2010, our Carl’s Jr. franchisees and licensees operated 802 Carl’s Jr. restaurants, or approximately 66% of the Carl’s Jr. system. The Carl’s Jr. franchise community is actively developing new restaurants across the Carl’s Jr. system. The majority of our Carl’s Jr. franchisees own more than one restaurant, with 23 franchisees owning ten or more restaurants.

Hardee’s.  Franchise agreements with Hardee’s franchisees, which operate restaurants predominantly in the Southeastern and Midwestern United States, generally provide for the payment of franchise fees and royalty fees to us, and advertising fees to a national fund and/or a regional cooperative fund, based upon a percentage of gross sales (typically 4% for royalties and 4% to 6% for advertising). As of January 31, 2010, our Hardee’s franchisees and licensees operated 1,430 Hardee’s restaurants, or approximately 75% of the Hardee’s system. The majority of our Hardee’s franchisees own more than one restaurant, with 26 franchisees owning ten or more restaurants.  Our refranchising program, combined with improving sales and store economics, has stimulated new franchise restaurant growth in the Hardee’s system in recent years.

International.  International licensee development is an integral part of our growth strategy. Our international expansion efforts focus on penetrating existing markets while targeting new markets that have been identified as part of our strategic planning process. In fiscal 2010, we, through our licensees, opened 35 international locations. Carl’s Jr. licensed restaurants currently operate in American Samoa, Malaysia, Mexico, Singapore, the Russian Federation and China. Hardee’s licensed restaurants are concentrated in the Middle East in the countries of Bahrain, Egypt, Jordan, Kuwait, Lebanon, Oman, Pakistan, Qatar, Saudi Arabia, and United Arab Emirates.

 Development Agreements. Area development agreements require franchisees to open a specified number of restaurants in a designated geographic area within a specified period of time. Our franchise strategy is designed to accelerate the development of our restaurant chains and reduce the total capital we need to invest in order to develop our brands. As of January 31, 2010, we have 60 franchise development agreements representing commitments to build a total of 730 restaurants, consisting of 495 domestic and 235 international restaurants. Our two most significant domestic development agreements call for the development of 193 new restaurants in Texas over the next ten years. Our three most significant international development agreements provide for the development of 160 new restaurants in China, Russia, and Pakistan over the next four to eight years.

Restaurant Development

We have a detailed two-year capital spending plan to develop new company-operated restaurants and remodel and maintain existing restaurants.  Based on our current capital spending projections, we expect capital expenditures to be between $85,000 and $95,000 for fiscal 2011; and between $75,000 and $85,000 for fiscal 2012. We perform extensive due diligence on prospective restaurant sites before we commit to opening or permitting a franchisee to open a restaurant at a location. We intend to continue to penetrate existing markets, while exploring new market opportunities as they arise. In fiscal 2010, we opened 15 new company-operated restaurants, and our franchisees and licensees opened 65 new restaurants. The average development cost for company-operated restaurants opened in fiscal 2010 is summarized in the following table:

	Average per restaurant(1)(2)
	Carl’s Jr.	Hardee’s
Building and leasehold improvements	$1,019	$853
Equipment	396	345
Total	$1,415	$1,198
_________
(1)	Averages are contingent upon a number of factors including, but not limited to, restaurant prototype, geographical area and local zoning requirements.
(2)	The majority of these restaurants were constructed on leased land. One Hardee’s restaurant was constructed on land we purchased at a cost of $546.

Restaurant Operations and Support

Our goal is to quickly serve the highest quality products to our guests in a clean and inviting environment with superior customer service. We adhere to very strict procedures for cleanliness, food preparation, safety and sanitation, food quality and guest service. This is accomplished through two guiding principles — Operation QSC and Six Dollar Service.

Operation QSC puts in place the processes and procedures to operate our restaurants in the most efficient manner. Six Dollar Service ensures our crew members are doing everything possible to exceed our guests’ expectations while providing a very pleasant QSR dining experience.

We charbroil our burgers for maximum flavor. We cook all of our fried foods in zero trans fat shortening. We cook, heat and assemble our lunch and dinner burgers and sandwiches after our guests place their orders for guaranteed freshness. Our Hardee’s breakfast menu, built on our Made From Scratch biscuits, continues to lead the industry.

Our commitment to quality in both our products and operations is supported by a variety of training programs. A general manager oversees the operation of each company-operated Carl’s Jr. and Hardee’s restaurant. Our general managers are required to complete a comprehensive training course which covers restaurant operations, product quality, safety awareness, inter-personal skills, and food safety. These training programs include a combination of instructor-led classroom training and in-restaurant, hands-on experience in a certified training restaurant.

Our other training initiatives include Operation Drive-thru, which focuses on labor scheduling optimization and achieving drive-thru service standards. We offer English as a Second Language tools for our Spanish-speaking crew members. We developed and implemented a Learning Management System (“LMS”), which is a web-based tool that enables us to deliver and track learning and training throughout the organization. LMS’ benefits include consistent delivery of training, an audit trail for compliance, a culture of recognition and accountability, and talent management to develop management from within.  We completed the LMS integration for all company-operated restaurants during fiscal 2010, and LMS is now available to all franchise-operated restaurants for a small fee.

At the restaurant level, our general managers hire, train and supervise our crew members in accordance with our operations’ guidelines. Crew members who demonstrate a desire and aptitude for advancement can enter our Shift Leader Development Program to begin their careers in management. LMS training kiosks are available in all company-operated restaurants to better prepare our crew members and management teams for their careers with us.

Our general managers are supervised, coached and developed by district managers, who are typically responsible for six to eight restaurants each. District managers are, in turn, supervised, coached and developed by either a Regional Vice President or a Regional Director of Operations.

Supply Chain

We purchase most of the food products and packaging supplies that are used in our Carl’s Jr. restaurant system, and we distribute these items to both company-operated and franchised Carl’s Jr. restaurants. A small percentage of franchised Carl’s Jr. restaurants, which are located outside our distribution service area, receive food, packaging and supplies from The SYGMA Network, Inc. (“SYGMA”).  Additionally, a small percentage of company-operated and franchised restaurants receive such products from Meadowbrook Meat Company, Inc., dba MBM, Inc. (“MBM”). Our agreements with SYGMA and MBM expire on December 31, 2011 and July 14, 2010, respectively.

Our Carl’s Jr. franchisees in California, some adjacent states, and many licensees in Mexico purchase their food, packaging and supplies from us. Our current distribution agreement with Carl’s Jr. franchisees expired on March 12, 2010. Carl’s Jr. is currently considering outsourcing our distribution needs to a third party distributor as an alternative to our existing Carl’s Jr. distribution operations. We plan to continue to provide distribution services to our franchisees and licensees on a month-to-month basis until a future decision is made related to the Carl's Jr. distribution operations. Carl’s Jr. has received a number of proposals from third party foodservice distributors, but no decision has been made whether to retain our existing distribution operations or to outsource distribution to a third party. We expect the ultimate decision to be driven by cost, service and quality assurance requirements and the extent to which we can leverage the participation of the Carl’s Jr. franchisees in providing significant purchase economies of scale.

Excluding fresh baked buns, we purchase substantially all of the food, packaging and supplies sold or used in our Hardee’s restaurants from MBM. MBM distributes products to our company-operated and franchised Hardee’s restaurants. Pursuant to the terms of our distribution agreements we are obligated to purchase substantially all of our specified product requirements from MBM through July 14, 2010. We are also presently in the request for proposal process with MBM, as well as other foodservice distributors, and plan to negotiate a new distribution agreement for Hardee’s. Regardless of the distributor selected, the prices and delivery fees we pay for products will be subject to adjustment, which may include increases or decreases resulting from changes in the supplier’s cost structure.

We seek competitive bids from suppliers of our products, and we require approved suppliers of those products to comply with certain quality assurance requirements including facility standards and product specifications.

Information about our unconditional purchase obligations can be found under the heading “Long-Term Obligations” in Item 7 of this Annual Report on Form 10-K.

Marketing and Advertising

Our marketing and advertising initiatives focus on building brand awareness and image through the balanced use of television, radio, digital and print advertising.  Our on-air advertising campaigns are generally intended to create buzz around our promotional product offerings and are often eye-catching or edgy.  Our advertising messages seek to emphasize the quality and taste of our premium menu items and to correct consumers’ misperceptions regarding the affordability of our products by emphasizing value-for-the-money. During fiscal 2010, Carl’s Jr. company-operated restaurants contributed 4.6% of their sales for television, radio, internet and print advertising and spent an additional 1.5% of sales on local advertising, billboards and point of purchase materials. Carl’s Jr. franchised restaurants contributed 5.4% of their sales for advertising during fiscal 2010.

During fiscal 2010, Hardee’s company-operated restaurants contributed 4.3% of their sales for television, radio, internet and print advertising and spent an additional 1.5% of sales on local advertising, billboards and point of purchase materials. Hardee’s franchised restaurants contributed 4.1% to 5.6% of their sales for advertising during fiscal 2010.

 Competition and Markets

The restaurant business and the QSR industry are intensely competitive and affected by changes in a geographic competition, changes in the public’s eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and local traffic patterns. Key elements of competition in our industry are the price, quality and value of food products offered; quality and speed of service; advertising effectiveness; brand name awareness; restaurant convenience; and attractiveness of facilities.

We primarily compete with major restaurant chains, some of which dominate the QSR industry, and also compete with a variety of other take-out foodservice companies and fast-food restaurants. Our competitors also include a variety of mid-price, full-service casual-dining restaurants; health and nutrition-oriented restaurants; delicatessens and prepared food restaurants; supermarkets; and convenience stores. In selling franchises, we compete with many other restaurant franchisors, some of which have substantially greater financial resources and higher franchise AUVs.

Financial Information about Operating Segments

We are engaged in the development, operation and franchising of QSRs, primarily under the brand names Carl’s Jr. and Hardee’s, principally in the U.S. Information about our revenues, operating results and assets is contained in Part II, Items 6 and 7 of this Annual Report on Form 10-K and in Note 20 of Notes to Consolidated Financial Statements. In evaluating the profitability of our segments, we allocate the majority of our general and administrative expenses to these segments.

Quarterly operating income (loss) from continuing operations by segment has been:

	Carl’s Jr.	Hardee’s	Other	Consolidated
Fiscal 2010
First Quarter	$20,497	$9,003	$175	$29,675
Second Quarter	13,510	8,598	60	22,168
Third Quarter	10,512	5,624	126	16,262
Fourth Quarter	8,908	2,535	(53)	11,390
Fiscal 2009
First Quarter	$24,051	$5,468	$111	$29,630
Second Quarter	16,672	6,125	88	22,885
Third Quarter	12,871	4,801	83	17,755
Fourth Quarter	13,911	(241)	80	13,750

Our same-store sales trends for company-operated restaurants, for each brand by quarter were:

	Carl’s Jr.	Hardee’s
Fiscal 2010
First Quarter	(5.1)%	2.5%
Second Quarter	(6.1)%	(2.7)%
Third Quarter	(5.2)%	(1.8)%
Fourth Quarter	(8.7)%	(2.5)%
Fiscal 2009
First Quarter	3.9%	(0.6)%
Second Quarter	3.8%	3.3%
Third Quarter	0.5%	1.3%
Fourth Quarter	(0.6)%	1.5%

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

Environmental Matters

We are subject to various federal, state and local environmental laws and regulations that govern discharges to air and water from our restaurants, as well as handling and disposal practices for solid and hazardous wastes. These laws may impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant.

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

Employees

As of January 31, 2010, we employed approximately 21,300 persons, primarily in company-operated restaurants and in our corporate offices and distribution facilities. Past attempts to unionize our distribution center employees have been rejected by employee votes. We believe our employee relations are good.

Working Capital Practices

Information about our liquidity is contained under the caption “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K and the Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2010, 2009 and 2008.

Use of Non-GAAP Financial Measures

In various places throughout this Annual Report on Form 10-K, we use certain financial measures which are not prepared in accordance with accounting principles generally accepted in the United States (“Non-GAAP”), which we believe provide valuable information to our stockholders. Examples of such Non-GAAP financial measures include Adjusted EBITDA, which is a measure used by our lenders under our senior credit facility ("Facility") to evaluate our ability to service debt and fund capital expenditures; company-operated restaurant-level margin, which is a measure of restaurant profitability; franchise contribution, which is a measure of our operating results related to franchised and licensed restaurants; and diluted income per common share, excluding mark-to-market adjustments, which is a financial metric used by management to measure our performance. Additional information regarding the Non-GAAP financial measures used in this Annual Report can be found under the heading “Presentation of Non-GAAP Measures” in Item 7 of this Annual Report on Form 10-K.

Contact Information; Obtaining Copies of this Annual Report

We are incorporated in the State of Delaware. Our principal offices are located at 6307 Carpinteria Avenue, Suite A, Carpinteria, California, 93013. Our general website address is www.ckr.com.

Electronic copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"), are available free of charge by visiting the “Investors” section of www.ckr.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the SEC. You may read and copy any materials we file with the SEC at www.sec.gov.

In addition, print copies of any of the foregoing documents may be obtained free of charge by visiting the “Contact” section of www.ckr.com, or by contacting Investor Relations at (805) 745-7500.

Information contained in our website is not deemed to be a part of this Annual Report on Form 10-K.

Executive Officers of the Registrant

The names and ages, as of March 24, 2010, of our executive officers are as follows:

Name	Age	Position
Andrew F. Puzder	59	Chief Executive Officer ("CEO")
E. Michael Murphy	58	President and Chief Legal Officer
Theodore Abajian	46	Executive Vice President and Chief Financial Officer ("CFO")
Bradford R. Haley	51	Executive Vice President, Marketing — Carl’s Jr. and Hardee’s
Noah J. Griggs Jr.	46	Executive Vice President, Training
Richard E. Fortman	60	Executive Vice President, Carl's Jr. Operations
Robert J. Starke	57	Executive Vice President, Hardee’s Operations

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

Richard E. Fortman was named Executive Vice President, Operations for Carl’s Jr. in September 2000. Before assuming this position, Mr. Fortman was a Senior Area Vice President for Hardee’s, a position he had held since April 1998. Mr. Fortman first joined the Company in 1969 beginning in the restaurants and has had a long career in Carl’s Jr. operations.

Robert J. Starke was named Executive Vice President, Hardee’s Operations in May 2007. Mr. Starke first joined Hardee’s in 1975 and has had a long career in Hardee’s operations.  He began his career with Hardee’s in the restaurants and later became a Regional Vice President. He had served as Senior Vice President of Restaurant Operations from 2002 until being promoted to his current position.

Forward-Looking Statements

Matters discussed in this Annual Report on Form 10-K contain forward-looking statements relating to future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, the Company’s ability to compete with other restaurants, supermarkets and convenience stores; the effectiveness of operating initiatives and advertising and promotional effort; changes in economic conditions which may affect the Company’s business and stock price; the effect of restrictive covenants in the Company’s credit facility on the Company’s business; the Company’s ability to attract and retain key personnel; the Company’s franchisees’ willingness to participate in the Company’s strategy; the operational and financial success of the Company’s franchisees; changes in consumer preferences and perceptions; changes in the price or availability of commodities; changes in the Company’s suppliers’ ability to provide quality products to the Company in a timely manner; the effect of the media’s reports regarding food-borne illnesses and other health-related issues on the Company’s reputation and its ability to obtain products; the seasonality of the Company’s operations; increased insurance and/or self-insurance costs; the Company’s ability to select appropriate restaurant locations, construct new restaurants, complete remodels of existing restaurants and renew leases with favorable terms; the Company’s ability to comply with existing and future health, employment, environmental and other government regulation; the completion and timing of the proposed merger; and other factors as discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and in our other filings with the SEC.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange ("NYSE").

Item 1A. Risk Factors

We are engaged in a business strategy that includes the long-term growth of our operations. The success of a business strategy, by its very nature, involves a significant number of risks and uncertainties.  The risk factors listed below are important factors that could cause actual results to differ materially from our historical results and from projections in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases and in oral statements by our representatives. However, other factors that we do not anticipate or that we do not consider significant based on currently available information may also have an adverse effect on our results.

Our success depends on our ability to compete with others.

The foodservice industry is intensely competitive with respect to the quality and value of food products offered, service, price, convenience, and dining experience. We compete with major restaurant chains, some of which dominate the QSR industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, take-out food service companies, fast food restaurants, supermarkets and convenience stores. In addition to competing with such companies for customers, we also must compete with them for access to qualified employees and management personnel, suitable restaurant locations and capable franchisees. Many of our competitors have substantially greater brand recognition, as well as greater financial, marketing, operating and other resources than we have, which may give them competitive advantages with respect to some or all of these areas of competition. Some of our competitors have engaged and may continue to engage in substantial price discounting, which may adversely impact our sales and operating results. As our competitors expand operations and marketing campaigns, we expect competition to intensify.  Such increased competition could have a material adverse effect on our consolidated financial position and results of operations.

Restrictive covenants in our credit facility could adversely affect our business.

Our Facility contains restrictive covenants and requirements that we comply with certain financial ratios. Certain of these covenants limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness and engaging in various types of transactions, including mergers and sales of assets, and making specified distributions or other restricted payments, including capital expenditures and other investments. These covenants could have an adverse effect on our business by limiting our ability to take advantage of business opportunities. Failure to maintain financial ratios required by our Facility or to comply with the covenants in our Facility could also result in acceleration of our indebtedness, which would impair our liquidity and limit our ability to operate.  If the current economic conditions and decreases in discretionary consumer spending continue for a prolonged period of time, our results of operations may be materially impacted and we may fail to maintain the financial ratios required by our Facility.

The recent worldwide financial crisis has resulted in diminished liquidity and credit availability, and future turmoil in the financial markets could make it more difficult and more costly for us to refinance our Facility (if necessary) or incur additional indebtedness and could impact the ability of banks to honor draws on our existing credit facilities.

Changes in consumer preferences and perceptions, economic, market and other conditions could adversely affect our operating results.

The QSR industry is affected by changes in economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and other factors. Multi-location foodservice businesses such as ours can also be materially and adversely affected by publicity resulting from poor food quality, food tampering, illness, injury or other health concerns or operating issues stemming from one or a limited number of restaurants. We can be similarly affected by consumer concerns with respect to the nutritional value of quick-service food.

Our ability to anticipate and respond to trends and changes in consumer preferences may affect our future operating results.  Additionally, current economic conditions may cause changes in consumer preferences, and if such economic conditions persist for an extended period of time, this may result in consumers making long-lasting changes to their spending behaviors.  A number of our major competitors have been increasing their “value item” offerings and implementing certain pricing promotions for various other menu items.  If consumer preference continues to shift towards these “value items”, it may become necessary for us to implement temporary promotional pricing offerings.  If we implement such promotional offerings our operating margins may be adversely impacted.  Any promotional offerings or temporary price cuts implemented by us are not expected to represent a permanent change in our business strategy, and would only be temporary in duration.

Factors such as interest rates, inflation, gasoline prices, commodity costs, labor and benefits costs, legal claims, and the availability of management and hourly employees also affect restaurant operations and administrative expenses. In particular, increases in interest rates may impact land and construction costs and the cost and availability of borrowed funds, and thereby adversely affect our ability and our franchisees’ ability to finance new restaurant development and improve existing restaurants. In addition, inflation can cause increased commodity and labor and benefits costs and can increase our operating expenses.

We depend on a limited number of key suppliers to deliver quality products to us at moderate prices.

Our profitability is dependent on, among other things, our continuing ability to offer premium-quality food at moderate prices. While we continue to operate our own distribution business for most of our Carl’s Jr. system, we rely upon an independent distributor for our Hardee’s restaurants. Our Hardee’s restaurants depend on the distribution services of MBM, a national distributor of food and other products. MBM is responsible for delivering food, packaging and other products from our suppliers to our Hardee’s restaurants on a frequent and routine basis. MBM also provides distribution services to nearly all of our Hardee’s franchisees. Pursuant to the terms of our distribution agreement, we are obligated to purchase substantially all of our specified product requirements from MBM through July 14, 2010. We are currently in discussions with MBM, as well as other distribution service providers, to negotiate a new distribution agreement. There can be no assurance that the new or revised distribution agreement will contain similar or favorable terms. Additionally, should we successfully enter into a new agreement, we cannot predict the future terms or prices after expiration of the renewed agreement.

Our suppliers may be adversely impacted by current economic conditions, such as the tightening of the credit markets, decreased transaction volumes, fluctuating commodity prices and various other factors. As a result, our suppliers may seek to change the terms on which they do business with us in order to lessen the impact of any current and future economic challenges on their businesses. If we are forced to renegotiate the terms upon which we conduct business with our suppliers or find alternative suppliers to provide key services, it could adversely impact our financial condition or results of operations.

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

Our financial results may be impacted by our ability to successfully enter new markets, select appropriate restaurant locations, construct new restaurants, complete remodels or renew leases with desirable terms.

Our growth strategy includes opening new restaurants in markets where we have relatively few or no existing restaurants. There can be no assurance that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets. Consumer characteristics and competition in new markets may differ substantially from those in the markets where we currently operate. Additionally, we may be unable to identify appropriate locations, develop brand recognition, successfully market our products or attract new customers.  It may also be difficult for us to recruit and retain qualified personnel to manage restaurants. Should we not succeed in entering new markets, there may be adverse impacts to our financial condition and results of operations.

Our strategic plan, and a component of our business strategy, includes the construction of new restaurants and the remodeling of existing restaurants. We face competition from other restaurant operators, retail chains, companies and developers for desirable site locations, which may adversely affect the cost, implementation and timing of our expansion plans. If we experience delays in the construction or remodel processes, we may be unable to complete such activities at the planned cost, which would adversely affect our future results of operations.  Additionally, we cannot guarantee that such remodels will increase the revenues generated by these restaurants or that any such increases will be sustainable. Likewise, we cannot be sure that the sites we select for new restaurants will result in restaurants whose sales results meet our expectations.

We lease a substantial number of our restaurant properties. The terms of our leases and subleases vary in length, with primary terms (i.e., before consideration of option periods) expiring on various dates through fiscal 2036. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options. As our leases and available option periods expire, we will need to negotiate new leases with our landlords for those leased restaurants that we intend to continue operating. If we are unable to negotiate acceptable lease terms for them, we may decide to close the restaurants, or the new lease terms may negatively impact our consolidated results of operations.

Our business and stock price may be adversely impacted by economic conditions.

Our financial condition and results of operations are dependent upon consumer discretionary spending, which is influenced by general economic conditions.  Worldwide economic conditions and consumer spending have deteriorated and may remain depressed for some time.  Current economic conditions have resulted in higher levels of unemployment, reductions in disposable income for many consumers and lower levels of consumer confidence.  If these economic conditions persist for an extended period of time, consumers may make long-lasting changes to their spending habits and behavior.  In addition, real or perceived concerns about the economy may seriously harm the market price of our common stock regardless of our operating performance.

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

We have a geographic concentration of restaurants in certain states and regions, which can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations.  As of January 31, 2010, we and our franchisees operated restaurants in 42 states and 14 foreign countries.  By number of restaurants, our operations are most concentrated in California, North Carolina and Virginia.  Adverse economic conditions in states or regions that contain a high concentration of Carl’s Jr. and Hardee’s restaurants could have a material adverse impact on our results of operations in the future.

Our success depends on our ability to attract and retain certain key personnel.

We believe that our success will depend, in part, on continuing services from certain of our key senior management team. The failure by us to retain members of our senior management team could adversely affect our ability to successfully execute key strategic business decisions and negatively impact the profitability of our business. Additionally, our success may depend on our ability to attract and retain additional skilled senior management personnel.

Our success depends on our franchisees’ participation in our strategy.

Our franchisees are an integral part of our business. We may be unable to successfully implement our brand strategies if our franchisees do not actively participate in such implementation. The failure of our franchisees to focus on the fundamentals of restaurant operations, such as quality, service and cleanliness, would have a negative impact on our success.  It may be more difficult for us to monitor our international licensees’ implementation of our brand strategies due to our lack of personnel in the markets served by such licensees.

Our financial results are affected by the financial results of our franchisees.

We receive royalties from our franchisees. As a result, our financial results are somewhat dependent upon the operational and financial success of our franchisees, including their implementation of our strategic plans, and their ability to secure adequate financing. If sales trends or economic conditions worsen for our franchisees, and they are unable to secure adequate sources of financing, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased royalties. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future.  Furthermore, due to the current economic conditions, our franchisees may not be able to obtain the financing necessary to complete planned remodel and construction projects, and may be forced to postpone or cancel such projects.

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

Our international operations are subject to various risks and uncertainties and there is no assurance that our international operations will be successful.

An important component of our growth strategy involves increasing our net restaurant count in international markets.  The execution of this growth strategy depends upon the opening of new restaurants by our existing licensees and by new licensees. We and our current or future licensees face many risks and uncertainties in opening new international restaurants, including international economic and political conditions, differing cultures and consumer preferences, diverse government regulations and tax systems, securing acceptable suppliers, difficulty in collecting our royalties and longer payment cycles, uncertain or differing interpretations of rights and obligations in connection with international license agreements, the selection and availability of suitable restaurant locations, currency regulation and fluctuation, and other external factors.

In addition, our current licensees may be unwilling or unable to increase their investment in our system by opening new restaurants. Moreover, our international growth also depends upon the availability of prospective licensees or joint venture partners with the experience and financial resources to be effective operators of our restaurants.  There can be no assurance that we will be able to identify future licensees who meet our criteria, or that, once identified, they will successfully implement their expansion plans.

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

Our business may be impacted if we do not successfully manage changes to the Carl’s Jr. distribution center operations.

We currently supply food, packaging and other supplies both to company-operated Carl’s Jr. restaurants and to a majority of Carl’s Jr. franchised and licensed restaurants through our two distribution center facilities in California.  Our current distribution agreement with Carl’s Jr. franchisees expired on March 12, 2010. Carl’s Jr. is currently considering outsourcing our distribution needs to a third party distributor as an alternative to our existing Carl’s Jr. distribution operations. We plan to continue to provide distribution services to our franchisees and licensees on a month-to-month basis until a future decision is made related to the Carl's Jr. distribution operations. Carl’s Jr. has received a number of proposals from third party distributors, but a decision has not yet been made whether to retain the existing distribution operations or outsource to a third party distributor. The joint participation in the distribution arrangement with Carl’s Jr. franchisees provides significant economies of scale. There can be no assurance that Carl’s Jr. franchisees will participate in the distribution strategy that results in the most favorable terms for us, which could adversely impact our results of operations.

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

We are subject to the FLSA, which governs such matters as minimum wage, overtime and other working conditions, along with the ADA, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We have experienced and expect further increases in payroll expenses as a result of federal and state mandated increases in the minimum wage. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to us.  Additionally, we offer access to healthcare benefits to certain of our employees.  The imposition of any requirement that we provide health insurance to all employees on terms that differ significantly from our existing programs could have a material adverse impact on our results of operations and financial condition.

We are also subject to various federal, state and local environmental laws and regulations that govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions or contamination relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurant or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. The costs of any cleanup could be significant and have a material adverse effect on our consolidated financial position and results of operations.

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

Our principal exposures to financial market risks are the impact that interest rate changes could have on our Facility, the magnitude of which depends on the amount of borrowings we have outstanding, and on the fair value of our interest rate swap agreements. As of January 31, 2010, we had borrowings outstanding of $247,432 and $30,000 under the term loan and revolving portions of our Facility, respectively. As of January 31, 2010, borrowings under the revolving portion of our Facility bore interest at a weighted-average rate of 1.75% per annum, and borrowings on the term loan bore interest at the London Inter Bank Offering Rate (“LIBOR”) plus 1.38%.

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

We are subject to litigation from customers, franchisees, and employees in the ordinary course of business that could adversely affect us.

We may be subject to claims, including class action lawsuits, filed by customers, franchisees, employees, and others in the ordinary course of business. Significant claims may be expensive to defend and may divert time and money away from our operations causing adverse impacts to our operating results. In addition, adverse publicity or a substantial judgment against us could negatively impact our brand reputation resulting in further adverse impacts to our financial condition and results of operations.

In addition, the restaurant industry has been subject to claims that relate to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to the obesity of some customers. We may also be subject to this type of claim in the future and, even if we are not specifically named, publicity about these matters may harm our reputation and have adverse impacts on our financial condition and results of operations.

A significant failure, interruption or security breach of our computer systems or information technology may adversely affect our business.

We are significantly dependent upon our computer systems and information technology to properly conduct our business. A significant failure or interruption of service, or a breach in security of our computer systems could cause reduced efficiency in operations, loss of data and business interruptions, and significant capital investment could be required to rectify the problems. In addition, any security breach involving our point of sale or other systems could result in loss of consumer confidence and potential costs associated with consumer fraud.

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

Failure to complete the proposed Merger could adversely affect our business.

On February 26, 2010, we entered into the Merger Agreement, pursuant to which we may be acquired for $11.05 per share in cash.  There is no assurance that our shareholders will approve the Merger Agreement or that other closing conditions will be satisfied. We are subject to several risks as a result of this Merger Agreement, including the following:

•
If the proposed Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed;

•	Certain costs related to the proposed Merger, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the proposed Merger is not completed;
•	Under circumstances as defined in the Merger Agreement, we may be required to pay a termination fee and/or reimburse expenses if the Merger Agreement is terminated;
•      Additional shareholder lawsuits may be filed against us in connection with the Merger Agreement;
•      Our management and employees’ attention may have been diverted from day-to-day operations;
•      The terms of the financing for the proposed Merger may change; and
•	A failed Merger may result in negative publicity and/or a negative impression of us in the investment community or business community generally.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth information regarding our restaurant properties as of January 31, 2010:

	Land and Building Owned	Land Leased and Building Owned	Land and Building Leased	Total
Carl’s Jr.:
Company-operated	23	146	253	422
Franchise-operated(1)	9	45	159	213
Third party-operated/vacant(2)	4	2	10	16
Subtotal	36	193	422	651

Hardee’s:
Company-operated	252	102	121	475
Franchise-operated(1)	53	72	123	248
Third party-operated/vacant(2)	8	9	37	54
Subtotal	313	183	281	777

Other:
Company-operated	—	—	1	1
Third party-operated/vacant(2)	—	—	1	1
Subtotal	—	—	2	2

Total:
Company-operated	275	248	375	898
Franchise-operated(1)	62	117	282	461
Third party-operated/vacant(2)	12	11	48	71
Total	349	376	705	1,430
__________
(1)	“Franchise-operated” properties are those which we own and lease to franchisees, or lease and sublease to franchisees.
(2)	“Third party-operated/vacant” properties are those we own or lease that are either leased or subleased by unaffiliated entities or are currently vacant.

The terms of our leases and subleases vary in length, with primary terms (i.e., before consideration of option periods) expiring on various dates through fiscal 2036. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options.

Our corporate headquarters and Carl’s Jr. brand headquarters are both located in Carpinteria, California, and combined they contain approximately 78,000 square feet of space. During fiscal 2010, we relocated our primary administrative service center in Anaheim, California. The new facility contains approximately 93,000 square feet of space. Our primary distribution center for the Carl’s Jr. brand is located in Ontario, California, and contains approximately 201,000 square feet of space. A secondary distribution center is located in Manteca, California, and contains approximately 52,000 square feet of space. Our Hardee’s corporate facility is located in St. Louis, Missouri, and contains approximately 54,000 square feet of space. Our Hardee’s equipment distribution center is located in Rocky Mount, North Carolina, and contains approximately 82,000 square feet of space.

Item 3. Legal Proceedings

There are currently a number of claims and lawsuits pending against us. These claims and lawsuits cover a variety of allegations spanning our entire business. The following is a brief description of the more significant of these categories of claims and lawsuits. In addition, we are subject to various federal, state and local regulations that affect our business.

Litigation Related to the Proposed Merger

In connection with the Merger Agreement, pursuant to which we may be acquired by an affiliate of THL (the “Proposed Merger”), six putative stockholder class action lawsuits have been filed in the Delaware Court of Chancery and in the Superior Court of California for the County of Santa Barbara.

On March 1, 2010, a putative stockholder class action, named Pieces of Eight Master Fund LP v. CKE Restaurants, Inc. et al., Case No. 5290, was filed in the Delaware Court of Chancery against the Company, each of our directors, and THL, asserting that the Company and our directors breached their fiduciary duties in connection with the Proposed Merger and asserting that THL aided and abetted those alleged breaches of duty.

On March 3, 2010, a putative stockholder class action, named Hendricks v. CKE Restaurants, Inc. et al., Case No. 1342245, was filed in the Superior Court of California for the County of Santa Barbara against the Company, our directors, and THL.  The lawsuit alleges that the Company’s directors breached their fiduciary duties in connection with the Proposed Merger. The Complaint also names the Company and THL as defendants and charges them with aiding and abetting the directors’ alleged breaches of fiduciary duty.

On March 5, 2010, a putative stockholder class action, named Inglima v. Allumbaugh et al., Case No. 1342293, was filed in the Superior Court of California for the County of Santa Barbara against the Company, each of its directors, Parent and Merger Sub.  The lawsuit alleges that the directors breached their fiduciary duties in connection with the Proposed Merger. The complaint also names the Company, Parent and Merger Sub as defendants and charges them with aiding and abetting the directors’ alleged breaches of fiduciary duty.  Also on March 5, 2010, a putative stockholder class action, named Curtis v. Allumbaugh et al., Case No. 1342349, was filed in the Superior Court of California for the County of Santa Barbara against the Company, each of our directors, THL, Parent and Merger Sub. The lawsuit alleges that the directors breached their fiduciary duties in connection with the Proposed Merger.  The complaint also names THL, Parent and Merger Sub as defendants and charges them with aiding and abetting the directors’ alleged breaches of fiduciary duty.

On March 11, 2010, a putative stockholder class action, named McDonald v. CKE Restaurants, Inc. et al., Case No. 1342415, was filed in the Superior Court of California for the County of Santa Barbara against the Company, each of our directors, and THL.  The lawsuit alleges that the directors breached their fiduciary duties in connection with the Proposed Merger. The complaint also names the Company and THL as defendants and charges both parties with aiding and abetting the directors’ alleged breaches of fiduciary duty.

On March 12, 2010, a putative stockholder class action, named Richard F. Warnock SEP IRA et al. v. Allumbaugh et al., Case No. 5340, was filed in the Delaware Chancery Court against the Company, each of our directors, Parent and Merger Sub.  The lawsuit alleges that the directors breached their fiduciary duties in connection with the Proposed Merger. The complaint also names Parent and Merger Sub as defendants and charges both parties with aiding and abetting the directors’ alleged breaches of fiduciary duty.

Among other remedies, the complaints in the six actions seek to enjoin the Proposed Merger. The Company believes these lawsuits are without merit and intends to defend them vigorously; however, we are presently unable to predict the ultimate outcome of this litigation.

Employees

We employ many thousands of persons in our company-operated restaurants, distribution facilities and corporate offices, both by us and in restaurants owned and operated by our subsidiaries. In addition, thousands of persons from time to time seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing, harassment, rest breaks, promotion practices and other employee related matters. With respect to employment matters, our most significant legal disputes relate to employee meal and rest breaks, and wage and hour disputes. Several potential class action lawsuits have been filed in the state of California, each of which is seeking injunctive relief and monetary compensation on behalf of current and former employees. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of this litigation.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol “CKR”. As of March 17, 2010, there were approximately 1,492 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the NYSE Composite Tape:

	High	Low
Fiscal 2010
First Quarter	$10.16	$5.65
Second Quarter	9.86	7.60
Third Quarter	11.52	8.51
Fourth Quarter	9.63	8.00

Fiscal 2009
First Quarter	$13.35	$10.25
Second Quarter	14.32	8.82
Third Quarter	14.45	6.36
Fourth Quarter	10.09	4.88

During fiscal 2010 and 2009, we declared aggregate annual cash dividends of $0.24 per share of common stock, for a total of $13,178 and $12,859, respectively.  In accordance with the terms of the Merger Agreement, our ability to declare dividends is restricted. See further discussion in Note 25 of Notes to Consolidated Financial Statements included herein. If the Merger is not completed, we will continue to base future dividend decisions on a number of factors, including our operating results and financial condition.

Pursuant to the Stock Repurchase Plan authorized by our Board of Directors, and announced on April 13, 2004, as modified during fiscal 2008, we are allowed to repurchase up to an aggregate of $400,000 of our common stock. During fiscal 2010, we repurchased 191,062 shares of common stock at an average price of $9.02 per share, for a total of $1,724, including commissions.  Based on our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder, we are permitted to make additional repurchases of our common stock up to $36,875 under the Stock Repurchase Plan as of January 31, 2010.

There was no common stock held in treasury as of January 31, 2010 and 2009.

The following table provides information with respect to shares of common stock repurchased by us during the fiscal quarter ended January 25, 2010:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 3, 2009 — November 30, 2009	—	$—	—	$36,909
December 1, 2009 — December 28, 2009	—	—	—	36,909
December 29, 2009 — January 25, 2010	4,216	8.05	4,216	36,875
Total	4,216	$8.05	4,216	$36,875

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on January 31, 2005 in (i) our common stock, (ii) the QSR Peer Group and (iii) the Standard and Poor (“S&P”) Small Cap 600 Index. Our stock price performance shown in the graph below may not be indicative of future stock price performance.

PEER GROUP COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

CKE Restaurants, Inc
S & P Small Cap 600
Jack In The Box Inc
McDonalds Corp.
Wendy's/Arby's Group, Inc
Yum! Brands Inc
DOLLARS
300
250
200
150
100
50
0

	2005	2006	2007	2008	2009	2010
CKE Restaurants, Inc	100.00	116.63	148.79	99.27	65.69	69.32
S & P Small Cap 600	100.00	122.11	130.10	118.66	76.84	106.39
Jack In The Box Inc	100.00	119.86	183.58	159.63	137.60	119.67
McDonalds Corp.	100.00	112.56	142.37	172.61	203.02	227.11
Wendy's/Arby's Group, Inc	100.00	159.39	90.53	66.56	63.64	55.96
Yum! Brands Inc	100.00	110.32	132.01	162.73	133.54	163.78

______________________
*    $100 invested on January 31, 2005 in stock or index, including reinvestment of dividends.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. All amounts, except per share and ratio amounts, presented in Item 6 are in thousands.

Selected Financial and Operating Data

Fiscal Year Ended January 31,(1)
2010	2009	2008	2007	2006
Consolidated Statements of Income Data:
Revenue:
Company-operated restaurants	$1,084,474	$1,131,312	$1,201,577	$1,225,227	$1,162,179
Franchised and licensed restaurants and other	334,259	351,398	333,057	316,844	307,012
Total revenue	$1,418,733	$1,482,710	$1,534,634	$1,542,071	$1,469,191
Operating income(2)	$79,495	$84,020	$88,327	$110,694	$80,368
Interest expense(3)	19,254	28,609	33,033	19,768	22,988
Income tax expense (benefit)(4)	14,978	21,533	24,659	34,019	(122,962)
Income from continuing operations	48,198	36,956	35,072	54,194	182,709
Loss from discontinued operations(5)	—	—	(3,996)	(4,022)	(1,570)
Net income	48,198	36,956	31,076	50,172	181,139
Basic income from continuing operations per common share	0.88	0.69	0.58	0.85	3.08
Diluted income from continuing operations per common share	0.87	0.68	0.56	0.77	2.53
Diluted loss from discontinued operations per common share	—	—	(0.06)	(0.05)	(0.02)
Diluted income per common share	0.87	0.68	0.50	0.72	2.51
Diluted income per common share, excluding mark-to-market adjustments(6)	0.95	0.78	0.61
Cash dividends declared per common share	0.24	0.24	0.24	0.16	0.16
Ratio of earnings to fixed charges(7)	2.3	x	2.0	x	2.0	x	2.8	x	2.1	x
Blended same-store sales (decrease) increase(8)	(3.9)%	1.7%	1.5%	4.8%	1.0%
Company-operated restaurant-level margin(6)	18.6%	18.9%	18.9%	20.8%	19.4%
Franchise contribution(6)	$80,409	$81,699	$74,762	$77,324	$69,937
Segment Operating Data:
Carl’s Jr.:
Total revenue	$852,479	$886,349	$845,634	$830,961	$802,761
Operating income	53,427	67,505	66,801	80,692	80,047
Hardee’s:
Total revenue	565,462	595,487	685,273	706,884	661,509
Operating income	25,760	16,153	21,227	30,201	11,600
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,246	$17,869	$19,993	$18,620	$21,279
Working capital deficit	(53,408)	(38,779)	(47,510)	(33,631)	(27,038)
Total assets	823,543	804,687	791,711	796,638	795,428
Total long-term debt and capital lease obligations, including current portion	329,008	357,450	392,036	178,055	264,662
Stockholders’ equity	236,175	194,276	145,242	378,846	308,938
________
(1)
Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31. All years presented include 52 weeks.

(2)	Fiscal 2010, 2009, 2008, 2007, and 2006, include $4,695, $4,139, $(577), $3,543, and $6,481, respectively, of facility action charges, net, which are included in operating income.

(3)	Fiscal 2010, 2009 and 2008 include $6,803, $9,010 and $11,380, respectively, of interest expense related to changes in the fair value of our interest rate swap agreements.

(4)	Fiscal 2010 and 2006 include income tax benefits of $9,894 and $147,988, respectively, related to the reversal of previously established valuation allowance against deferred income tax assets.

(5)	Discontinued operations contain the financial results of La Salsa in fiscal 2008, 2007, and 2006.

(6)
Refer to definition of company-operated restaurant-level margin, franchise contribution and diluted income per common share, excluding mark-to-market adjustments, within subheading “Presentation of Non-GAAP Measures” in Item 7 of this Annual Report on Form10-K. We entered into our interest rate swap agreements during fiscal 2008. Accordingly, diluted income per share, excluding mark-to-market adjustments is not applicable for fiscal 2007 and 2006.

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

(8)	Blended same-store sales are calculated by using a weighted average of the company-operated same-store sales for our Carl’s Jr. and Hardee’s brands.

Selected Financial and Operating Data by Segment

	Fiscal Year Ended January 31,(1)
	2010	2009	2008	2007	2006
Carl’s Jr. Restaurants
Restaurants open (at end of fiscal year):
Company-operated	422	416	406	393	428
Franchised	666	658	632	608	552
Licensed	136	121	103	86	69
Total	1,224	1,195	1,141	1,087	1,049
Restaurant revenue:
Company-operated restaurants	$604,937	$625,109	$595,272	$590,613	$574,663
Franchised and licensed restaurants(2)	859,672	894,611	853,391	795,520	700,590
Company-operated AUV (trailing-13 periods)	1,438	1,528	1,493	1,440	1,341
Franchise-operated AUV (trailing-13 periods)	1,123	1,182	1,197	1,205	1,160
Company-operated same-store sales (decrease) increase	(6.2)%	2.1%	0.9%	4.9%	2.2%
Franchise-operated same-store sales (decrease) increase	(5.6)%	(1.6)%	(0.6)%	5.4%	0.7%
Restaurant operating costs as a percentage of company-operated restaurants revenue	80.0%	78.8%	78.5%	76.3%	76.6%
Company-operated restaurant-level margin (3)	20.0%	21.2%	21.5%	23.7%	23.4%
Franchise contribution (3)	$31,460	$31,509	$30,987	$31,514	$31,126

Hardee’s Restaurants
Restaurants open (at end of fiscal year):
Company-operated	475	482	560	696	663
Franchised	1,228	1,231	1,187	1,058	1,184
Licensed	202	195	179	152	146
Total	1,905	1,908	1,926	1,906	1,993
Restaurant revenue:
Company-operated restaurants	$479,289	$505,919	$605,986	$634,264	$587,082
Franchised and licensed restaurants(2)	1,380,503	1,314,624	1,196,505	1,156,201	1,173,442
Company-operated AUV (trailing-13 periods)	1,002	993	954	916	874
Franchise-operated AUV (trailing-13 periods)	976	970	964	949	897
Company-operated same-store sales (decrease) increase	(0.9)%	1.2%	2.0%	4.8%	(0.2)%
Franchise-operated same-store sales (decrease) increase	(0.3)%	1.3%	0.4%	4.3%	(2.2)%
Restaurant operating costs as a percentage of company-operated restaurants revenue	83.2%	83.9%	83.6%	81.9%	84.5%
Company-operated restaurant-level margin (3)	16.8%	16.1%	16.4%	18.1%	15.5%
Franchise contribution (3)	$48,409	$49,600	$43,266	$45,324	$38,367
__________
(1)
Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31. All years presented include 52 weeks.

(2)
Franchised and licensed restaurant operations are not included in our Consolidated Statements of Income; however, franchised and licensed restaurants revenues result in royalties and rental revenues, which are included in franchised and licensed restaurants and other revenue.

(3)	Refer to definition of company-operated restaurant-level margin and franchise contribution within subheading “Presentation of Non-GAAP Measures” in Item 7 of this Annual Report on Form10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes and Selected Financial and Operating Data included elsewhere in this Annual Report on Form 10-K.

Merger Agreement

On February 26, 2010, we entered into the Merger Agreement, which provides for the Merger of the Company with and into the Merger Sub with the Company surviving as a wholly-owned subsidiary of Parent, which is an affiliate of THL.  If the Merger is completed, each share of our common stock issued and outstanding immediately prior to closing automatically will be cancelled and converted into the right to receive $11.05 in cash, and the Company will cease to be a publicly traded company.

Overview

Highlights from fiscal 2010 include:

•
We remodeled 55 Carl’s Jr. and 102 Hardee’s company-operated restaurants, and we also completed a combined 42 dual-branded Green Burrito and Red Burrito company-operated restaurant conversions. In addition, our franchisees and licensees remodeled 38 Carl’s Jr. and 63 Hardee’s restaurants and completed 14 dual-branded restaurant conversions.

•
Carl’s Jr. and Hardee’s systemwide restaurant count increased by 26 restaurants, marking our third straight year of net restaurant growth. We opened 15 company-operated and our franchisees and licensees opened 30 domestic and 35 international restaurants, respectively.

•	A total of 4 development agreements were signed with new and existing franchisees representing commitments to build a total of 106 restaurants domestically and internationally.

•	Bank and other long-term debt decreased by $36,324, or 11.5%, to $278,464.

•	During fiscal 2010, we declared cash dividends of $0.06 per share of our common stock each quarter for an annual total of $0.24 per share, or $13,178.

•
Restaurant operating costs as a percentage of company-operated restaurants revenue on a consolidated basis increased 0.3% to 81.4% due to higher depreciation and amortization expense as well as payroll and other employee benefits, partially offset by lower food and packaging costs.

•	General and administrative expense decreased $7,168, or 5.1%, in fiscal 2010, which is our third consecutive year of declining general and administrative expense.

•	Consolidated revenue decreased 4.3%, to $1,418,733 in fiscal 2010 from $1,482,710 in fiscal 2009.

•
Net income increased $11,242 to $48,198, or $0.87 per diluted common share in fiscal 2010, versus $36,956, or $0.68 per diluted common share in fiscal 2009. Net income in fiscal 2010 includes an income tax benefit of $9,894 related to a reduction in our valuation allowance for deferred income tax assets.

•	Same-store sales decreased 6.2% and 0.9% at Carl’s Jr. and Hardee’s company-operated restaurants, respectively.

•	Average unit volumes decreased to $1,438 and increased to $1,002 for the trailing-13 periods at company-operated Carl’s Jr. and Hardee’s restaurants, respectively.

We are an international owner, operator and franchisor of QSRs, operating principally under the Carl’s Jr. and Hardee’s brand names. As of January 31, 2010, we operated 422 and our franchisees and licensees operated 666 domestic and 136 international Carl’s Jr. restaurants. These 1,224 Carl’s Jr. restaurants are predominately located in the Western United States, primarily in California, with a strong international presence in Mexico. As of January 31, 2010, we operated 475 and our franchisees and licensees operated 1,228 domestic and 202 international Hardee’s restaurants. These 1,905 Hardee’s restaurants are located predominately throughout the Southeastern and Midwestern United States, with a growing international presence in the Middle East.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

We derive our revenue primarily from sales at company-operated restaurants and revenue from franchisees and licensees, including franchise and royalty fees, sales to Carl’s Jr. franchisees and licensees of food and packaging products, rental revenue under real property leases and revenue from the sale of equipment to our franchisees. Restaurant operating expenses consist primarily of food and packaging costs, payroll and other employee benefits and occupancy and other operating expenses of company-operated restaurants. Franchise operating costs include the cost of food and packaging products sold to Carl’s Jr. franchisees and licensees, lease payments or depreciation expense on properties leased or subleased to our franchisees, the cost of equipment sold to franchisees and franchise administrative support. Our revenue and expenses are directly affected by the number and sales volume of company-operated restaurants and, to a lesser extent, by the number and sales volume of franchised and licensed restaurants.

Operating Review

The following table is presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal			Fourth Quarter Fiscal
	2010	2009	2008	2010	2009
Company-operated restaurants revenue	$1,084,474	$1,131,312	$1,201,577	$236,820	$250,454
Restaurant operating costs:
Food and packaging	310,483	335,707	356,332	68,417	73,493
Payroll and other employee benefits	312,571	322,936	350,526	71,429	72,587
Occupancy and other	260,061	258,995	267,372	58,600	59,308
Total restaurant operating costs	883,115	917,638	974,230	198,446	205,388
Franchised and licensed restaurants and other revenue:
Royalties	84,447	83,600	75,690	18,840	18,843
Distribution centers	213,818	228,480	219,441	47,831	49,787
Rent	33,596	33,625	29,659	7,738	7,520
Retail sales of variable interest entity	—	—	2,954	—	—
Franchise fees	2,398	5,693	5,313	516	850
Total franchised and licensed restaurants and other revenue	334,259	351,398	333,057	74,925	77,000
Franchised and licensed restaurants and other expenses:
Administrative expense	15,218	14,542	11,951	3,685	3,397
Distribution centers	210,913	228,360	219,350	47,242	49,842
Rent and other occupancy	27,719	26,797	24,095	6,243	6,329
Operating costs of variable interest entity	—	—	2,899	—	—
Total franchised and licensed restaurants and other expenses	253,850	269,699	258,295	57,170	59,568
Advertising expense	64,443	66,911	70,324	12,992	15,009
General and administrative expense	133,135	140,303	144,035	30,074	32,266
Facility action charges, net	4,695	4,139	(577)	1,673	1,473
Operating income	$79,495	$84,020	$88,327	$11,390	$13,750
Blended same-store sales (decrease) increase(1)	(3.9)%	1.7%	1.5%	(6.0)%	0.3%
Blended AUV (trailing-13 periods) (1)	$1,206	$1,232	$1,162
Company-operated restaurant-level margin(2)	18.6%	18.9%	18.9%	16.2%	18.0%
Franchise contribution(2)	$80,409	$81,699	$74,762	$17,755	$17,432
________
(1)
Blended same-store sales is calculated by using a weighted average of the company-operated same-store sales for our Carl’s Jr. and Hardee’s brands. Blended AUV is calculated by using the company-operated AUV from the trailing-13 periods for our Carl’s Jr. and Hardee’s brands.

(2)	Refer to definition of company-operated restaurant-level margin and franchise contribution within subheading “Presentation of Non-GAAP Measures” in Item 7 of this Annual Report on Form 10-K.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our Consolidated Statements of Income for fiscal 2010, 2009, and 2008, and our unaudited Condensed Consolidated Statements of Income for the fourth quarters of fiscal 2010 and 2009:

	Fiscal			Fourth Quarter Fiscal
	2010	2009	2008	2010	2009
Revenue:
Company-operated restaurants	76.4%	76.3%	78.3%	76.0%	76.5%
Franchised and licensed restaurants and other	23.6	23.7	21.7	24.0	23.5
Total revenue	100.0	100.0	100.0	100.0	100.0
Operating costs and expenses:
Restaurant operating costs(1):
Food and packaging	28.6	29.7	29.7	28.9	29.3
Payroll and other employee benefits	28.8	28.5	29.2	30.2	29.0
Occupancy and other	24.0	22.9	22.3	24.7	23.7
Total restaurant operating costs	81.4	81.1	81.1	83.8	82.0
Franchised and licensed restaurants and other(2)	75.9	76.8	77.6	76.3	77.4
Advertising expense(1)	5.9	5.9	5.9	5.5	6.0
General and administrative expense	9.4	9.5	9.4	9.6	9.9
Facility action charges, net	0.3	0.3	—	0.5	0.4
Operating income	5.6	5.7	5.8	3.7	4.2
Interest expense	(1.4)	(1.9)	(2.2)	(1.4)	(3.7)
Other income, net	0.2	0.2	0.3	0.3	0.2
Income before income taxes and discontinued operations	4.5	3.9	3.9	2.5	0.7
Income tax expense (benefit)	1.1	1.5	1.6	(2.4)	(0.1)
Income from continuing operations	3.4%	2.5%	2.3%	4.9%	0.8%
_________
(1)	As a percentage of company-operated restaurants revenue.
(2)	As a percentage of franchised and licensed restaurants and other revenue.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

The following tables show the change in restaurant portfolios, consolidated and by brand, for fiscal 2009 and 2010:

Consolidated	Company- operated	Franchised	Licensed	Total
Open as of January 31, 2008	967	1,834	282	3,083
New	24	45	40	109
Closed	(24)	(46)	(6)	(76)
Divested	(105)	(37)	-	(142)
Acquired	37	105	-	142
Open as of January 31, 2009	899	1,901	316	3,116
New	15	30	35	80
Closed	(14)	(28)	(13)	(55)
Divested	(4)	(2)	-	(6)
Acquired	2	4	-	6
Open as of January 31, 2010	898	1,905	338	3,141

Carl's Jr.	Company- operated	Franchised	Licensed	Total
Open as of January 31, 2008	406	632	103	1,141
New	17	29	19	65
Closed	(4)	(6)	(1)	(11)
Divested	(3)	-	-	(3)
Acquired	-	3	-	3
Open as of January 31, 2009	416	658	121	1,195
New	12	19	20	51
Closed	(5)	(12)	(5)	(22)
Divested	(3)	(2)	-	(5)
Acquired	2	3	-	5
Open as of January 31, 2010	422	666	136	1,224

Hardee's	Company- operated	Franchised	Licensed	Total
Open as of January 31, 2008	560	1,187	179	1,926
New	7	16	21	44
Closed	(20)	(37)	(5)	(62)
Divested	(102)	(37)	-	(139)
Acquired	37	102	-	139
Open as of January 31, 2009	482	1,231	195	1,908
New	3	11	15	29
Closed	(9)	(15)	(8)	(32)
Divested	(1)	-	-	(1)
Acquired	-	1	-	1
Open as of January 31, 2010	475	1,228	202	1,905

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations and are classified in the same way as we present segment information (see Note 20 of Notes to Consolidated Financial Statements).

Carl’s Jr.	Fiscal			Fourth Quarter Fiscal
	2010	2009	2008	2010	2009

Company-operated restaurants revenue	$604,937	$625,109	$595,272	$132,636	$142,440
Restaurant operating costs:
Food and packaging	171,458	182,705	172,990	38,564	40,952
Payroll and other employee benefits	165,034	166,833	159,828	37,315	38,490
Occupancy and other	147,326	143,149	134,685	33,815	33,019
Total restaurant operating costs	483,818	492,687	467,503	109,694	112,461
Franchised and licensed restaurants and other revenue:
Royalties	32,346	33,375	31,851	7,443	7,372
Distribution centers	192,188	204,834	195,144	44,268	44,958
Rent	21,674	21,216	21,751	5,054	4,901
Franchise fees	1,334	1,815	1,616	296	298
Total franchised and licensed restaurants and other revenue	247,542	261,240	250,362	57,061	57,529
Franchised and licensed restaurants and other expenses:
Administrative expense	7,671	7,318	5,845	1,866	1,765
Distribution centers	189,346	203,898	194,929	43,621	44,601
Rent and other occupancy	19,065	18,515	18,601	4,449	4,324
Total franchised and licensed restaurants and other expenses	216,082	229,731	219,375	49,936	50,690
Advertising expense	36,730	36,963	34,424	7,304	8,406
General and administrative expense	60,203	60,012	56,501	13,698	14,210
Facility action charges, net	2,219	(549)	1,030	157	291
Operating income	$53,427	$67,505	$66,801	$8,908	$13,911
Company-operated AUV (trailing-13 periods)	$1,438	$1,528	$1,493
Franchise-operated AUV (trailing-13 periods)	$1,123	$1,182	$1,197
Company-operated same-store sales (decrease) increase	(6.2)%	2.1%	0.9%	(8.7)%	(0.6)%
Franchise-operated same-store sales decrease	(5.6)%	(1.6)%	(0.6)%	(5.8)%	(3.6)%
Company-operated same-store transaction decrease	(4.2)%	(0.6)%	(2.9)%	(4.7)%	(0.4)%
Average check (actual $)	$6.91	$7.01	$6.80	$6.82	$7.06
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	28.3%	29.2%	29.1%	29.1%	28.8%
Payroll and employee benefits	27.3%	26.7%	26.8%	28.1%	27.0%
Occupancy and other	24.4%	22.9%	22.6%	25.5%	23.2%
Total restaurant operating costs	80.0%	78.8%	78.5%	82.7%	79.0%
Company-operated restaurant-level margin (1)	20.0%	21.2%	21.5%	17.3%	21.0%
Franchise contribution (1)	$31,460	$31,509	$30,987	$7,125	$6,839
Advertising as a percentage of company-operated restaurants revenue	6.1%	5.9%	5.8%	5.5%	5.9%%
_______
(1)	Refer to definition of company-operated restaurant-level margin and franchise contribution within subheading “Presentation of Non-GAAP Measures” in Item 7 of this Annual Report on Form10-K.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Hardee's	Fiscal			Fourth Quarter Fiscal
	2010	2009	2008	2010	2009

Company-operated restaurants revenue	$479,289	$505,919	$605,986	$104,129	$107,952
Restaurant operating costs:
Food and packaging	138,939	152,889	183,228	29,835	32,506
Payroll and other employee benefits	147,407	155,973	190,567	34,083	34,069
Occupancy and other	112,635	115,755	132,577	24,765	26,269
Total restaurant operating costs	398,981	424,617	506,372	88,683	92,844
Franchised and licensed restaurants and other revenue:
Royalties	51,557	49,646	43,375	11,276	11,341
Distribution centers	21,630	23,646	24,307	3,562	4,829
Rent	11,922	12,411	7,908	2,803	2,618
Franchise fees	1,064	3,865	3,697	220	552
Total franchised and licensed restaurants and other revenue	86,173	89,568	79,287	17,861	19,340
Franchised and licensed restaurants and other expenses:
Administrative expense	7,544	7,224	6,106	1,817	1,633
Distribution centers	21,567	24,462	24,421	3,620	5,241
Rent and other occupancy	8,653	8,282	5,494	1,793	2,005
Total franchised and licensed restaurants and other expenses	37,764	39,968	36,021	7,230	8,879
Advertising expense	27,713	29,948	35,897	5,688	6,617
General and administrative expense	72,768	80,113	87,363	16,338	18,012
Facility action charges, net	2,476	4,688	(1,607)	1,516	1,181
Operating income (loss)	$25,760	$16,153	$21,227	$2,535	$(241)
Company-operated AUV (trailing-13 periods)	$1,002	$993	$954
Franchise-operated AUV (trailing-13 periods)	$976	$970	$964
Company-operated same-store sales (decrease) increase	(0.9)%	1.2%	2.0%	(2.5)%	1.5%
Franchise-operated same-store sales (decrease) increase	(0.3)%	1.3%	0.4%	(2.6)%	3.0%
Company-operated same-store transaction increase (decrease)	0.8%	(1.8)%	0.8%	(0.7)%	3.8%
Average check (actual $)	$5.03	$5.13	$4.97	$5.01	$5.09
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.0%	30.2%	30.2%	28.7%	30.1%
Payroll and employee benefits	30.8%	30.8%	31.4%	32.7%	31.6%
Occupancy and other	23.5%	22.9%	21.9%	23.8%	24.3%
Total restaurant operating costs	83.2%	83.9%	83.6%	85.2%	86.0%
Company-operated restaurant-level margin (1)	16.8%	16.1%	16.4%	14.8%	14.0%
Franchise contribution (1)	$48,409	$49,600	$43,266	$10,631	$10,461
Advertising as a percentage of company-operated restaurants revenue	5.8%	5.9%	5.9%	5.5%	6.1%
__________
(1)	Refer to definition of company-operated restaurant-level margin and franchise contribution within subheading “Presentation of Non-GAAP Measures” in Item 7 of this Annual Report on Form10-K.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Fiscal 2010 Compared with Fiscal 2009

Carl’s Jr.

Company-Operated Restaurants

Revenue from company-operated restaurants decreased $20,172 or 3.2%, to $604,937 during fiscal 2010, as compared to the prior year, due primarily to a 6.2% decrease in same-store sales. This decrease was partially offset by a net increase of six company-operated restaurants since the end of fiscal 2009, resulting primarily from the opening of twelve new restaurants and the closing of five restaurants. AUV for the trailing-13 periods ended January 31, 2010, decreased 5.9% from the prior fiscal year to $1,438. During the same period, the average guest check decreased by 1.4%, and same-store transactions decreased by 4.2%. Sales at Carl’s Jr. were negatively impacted during fiscal 2010 by continuing weakness in the overall economy and the resulting impact on unemployment rates and consumer spending, particularly in California where we have more than 350 company-operated Carl’s Jr. restaurants.  Our sales were also negatively impacted by the deep-discounting of products by certain of our competitors.

The changes in restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs for fiscal 2009	78.8%
Decrease in food and packaging costs	(0.9)
Increase in depreciation and amortization expense	0.7
Increase in labor costs, excluding workers’ compensation	0.6
Increase in rent expense	0.4
Increase in banking and ATM costs	0.2
Increase in property tax expense	0.2
Decrease in utilities expense	(0.2)
Other, net	0.2
Restaurant operating costs for fiscal 2010	80.0%

Food and packaging costs decreased as a percent of company-operated restaurants revenue during fiscal 2010, as compared to fiscal 2009, due primarily to decreased commodity costs for beef, cheese, and oil products, and reduced distribution costs related to lower fuel and administrative costs.

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during fiscal 2010, as compared to fiscal 2009, mainly due to asset additions related to remodels, new store openings and equipment upgrades as well as the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of depreciation and amortization expense.

Labor costs, excluding workers’ compensation, increased as a percent of company-operated restaurants revenue during fiscal 2010, as compared to fiscal 2009, primarily due to the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of restaurant management costs.

Rent expense increased as a percent of company-operated restaurants revenue during fiscal 2010, as compared to fiscal 2009, due primarily to the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of rent expense as well as an increase in rent expense for CPI adjustments.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue decreased by $13,698, or 5.2%, to $247,542 in fiscal 2010, as compared to the prior year. Distribution center sales of food, packaging and supplies to franchisees decreased by $12,646, or 6.2%, during fiscal 2010 as compared to fiscal 2009, primarily due to the 5.6% decline in franchisee same-store sales and a decrease in the cost of food upon which the sales price of those items is based. Royalty revenues decreased by $1,029, or 3.1%, due to lower international royalties primarily resulting from declines in foreign currency exchange rates and lower domestic royalties related to the decline in same-store sales. These decreases were partially offset by an increase in the franchise store base over the comparable prior fiscal year. Additionally, franchise fee revenues decreased by $481, or 26.5%, due to a reduction in new store franchise fees and development fees.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Total franchised and licensed operating and other expenses decreased by $13,649, or 5.9%, to $216,082 in fiscal 2010, as compared to fiscal 2009. This decrease is mainly due to a decrease in distribution center sales to franchisees and the relatively proportional decrease in the cost of food, packaging and supplies sold, partially offset by an increase in rent and other occupancy costs.  This increase in rent and other occupancy costs is due primarily to increases in rent for CPI adjustments and additional leases.

As of January 31, 2010, approximately 84.3% of Carl’s Jr. franchised and licensed restaurants purchased food, packaging and supplies from us.

Hardee’s

Company-Operated Restaurants

Revenue from company-operated restaurants decreased $26,630 or 5.3%, to $479,289 in fiscal 2010 from fiscal 2009. The decrease is mostly due to the impact of a net decrease of 78 company-operated restaurants during fiscal 2009 in connection with our successful refranchising program and a net decrease of seven company-operated restaurants since the end of fiscal 2009. In addition, Hardee’s same-store sales decreased by 0.9% during fiscal 2010. Our successful promotion of premium products such as the French Dip Thickburger and popular breakfast items including Biscuit Holes and Made From Scratch Blueberry Biscuits helped to offset the negative impacts caused by economic weakness and deep-discounting by certain of our competitors in the markets that Hardee’s serves.

The changes in restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs for fiscal 2009	83.9%
Decrease in food and packaging costs	(1.2)
Increase in depreciation and amortization expense	1.1
Decrease in utilities expense	(0.3)
Decrease in general liability insurance expense	(0.2)
Other, net	(0.1)
Restaurant operating costs for fiscal 2010	83.2%

Food and packaging costs decreased as a percent of company-operated restaurants revenue during fiscal 2010, as compared to the prior year, primarily due to lower commodity costs for beef, cheese, oil, and flour products.

Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during fiscal 2010, as compared to fiscal 2009, mainly due to asset additions from remodels and equipment upgrades.

Utilities expense decreased as a percent of company-operated restaurants revenue during fiscal 2010, as compared to fiscal 2009, mainly due to natural gas rate decreases.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue decreased $3,395, or 3.8%, to $86,173 during fiscal 2010, as compared to fiscal 2009. Franchise fee revenue decreased by $2,801, or 72.5%.  During fiscal 2009, franchise fee revenues included $2,640 in franchise fees associated with the refranchising of 102 company-operated restaurants, which did not recur in the current fiscal year. Distribution center revenues decreased by $2,016, or 8.5%, primarily as a result of a decrease in equipment sales related to reduced remodeling activity by our franchisees as compared to the prior fiscal year. Rent revenues decreased $489 due primarily to a $1,609 decrease in collection of previously unrecognized rent from financially troubled franchisees as compared to the prior fiscal year, partially offset by an increase in rent revenues due to an increase in the number of domestic franchised restaurants in connection with our refranchising program, which was completed in fiscal 2009. These decreases were partially offset by an increase in royalty revenues of $1,911, or 3.8%, over the prior year due to an increase in the number of domestic franchised restaurants, resulting from our refranchising program, a net increase of seven international restaurants since the end of fiscal 2009, and a $366 increase in collections of previously unrecognized royalties from financially troubled franchisees, as compared with the prior fiscal year.

Total franchised and licensed restaurants and other expenses decreased by $2,204, or 5.5%, to $37,764 in fiscal 2010, as compared to fiscal 2009, mainly due to decreases of $2,895, or 11.8%, in distribution center costs related to the decrease in remodel equipment sales, as well as a bad debt recovery of $225 related to equipment sales to a franchisee. This decrease was partially offset by a $371, or 4.5% increase in rent expense related to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising program.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Consolidated Expenses

Advertising Expense

Advertising expense decreased $2,468, or 3.7%, to $64,443 during fiscal 2010 from fiscal 2009, but remained a consistent 5.9% as a percentage of company-operated restaurants revenue.

General and Administrative Expenses

General and administrative expenses decreased $7,168, or 5.1%, to $133,135 in fiscal 2010 from fiscal 2009. This decrease was mainly due to the implementation of various cost-reduction initiatives, resulting in a reduction of general corporate expenses of $4,713. Additionally, there was a $4,401 decrease in share-based compensation expense which is attributable to a number of factors, including our performance against specified goals for fiscal 2010 and the decline in our stock price. These decreases were partially offset by a $3,253 increase in bonus expense, which is based on our performance relative to executive management and operations bonus criteria. General and administrative expenses, as a percentage of total revenue, decreased by 0.1% to 9.4% in fiscal 2010.

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

Net facility action charges increased $556 or 13.4%, to 4,695 in fiscal 2010 from fiscal 2009. The increase is mainly due to a $1,163 increase in impairment charges, which was partially offset by a $480 increase in gains on sales of restaurants and surplus properties.

See Note 15 of Notes to Consolidated Financial Statements included herein for additional detail of the components of facility action charges.

Interest Expense

Interest expense decreased $9,355 or 32.7% in fiscal 2010, as compared with 2009, primarily due to a $7,406 decrease in the interest expense on our Facility due to decreased average outstanding borrowings and lower interest rates. In addition, there was a decrease of $2,207 in the charge recorded to adjust the carrying value of our interest rate swap agreements to fair value. These decreases were partially offset by an increase of $834 in the interest expense on our capital lease obligations over the prior fiscal year.

Income Taxes

Income tax expense for fiscal 2010 and 2009 consisted of the following:

	2010	2009
Federal income taxes	$27,078	$19,564
State income taxes	(13,130)	358
Foreign income taxes	1,030	1,611
Income tax expense	$14,978	$21,533
Effective income tax rate	23.7%	36.8%

As of January 31, 2009, we maintained a valuation allowance of $24,675 against substantially all of our net deferred income tax assets related to various states in which one or more of our entities file separate state income tax returns because we had concluded that realization of such deferred income tax assets was not more likely than not. During the fourth quarter of fiscal 2010, after considering all available evidence, positive and negative, including cumulative historical earnings in recent years, estimated future taxable income exclusive of reversing temporary differences on a jurisdictional basis and statutory expiration dates of net operating loss ("NOL") carryforwards, we concluded that we will more likely than not realize future tax benefits related to a portion of these deferred income tax assets.  As a result, we reduced our valuation allowance related to separate state deferred income tax assets by $15,222, which resulted in a $9,894 decrease of income tax expense for fiscal 2010, net of the related federal income tax effect.

Our effective income tax rate differs from the federal statutory rate primarily as a result of state income taxes, changes in our valuation allowance and certain expenses that are nondeductible for income tax purposes, the impact of which can vary significantly from year to year. Our effective income tax rate is also impacted by the amount of federal and state income tax credits we are able to generate and by the relative amounts of income we earn in various state and foreign jurisdictions. Our income tax expense for fiscal 2009 also benefited from the impact of favorable tax regulations recognized during the first quarter of fiscal 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

As of January 31, 2010, we have federal alternative minimum tax (“AMT”) credit, general business tax credit and foreign tax credit carryforwards of approximately $14,445, which we expect to utilize to offset federal income taxes that would otherwise be payable in future years.  As of January 31, 2010, we have recognized $3,240 of net deferred income tax assets related to our state income tax credit carryforwards and $11,392 of net deferred income tax assets related to our state NOL carryforwards, which represent our expected future tax savings from such carryforwards.

We have recognized a net deferred income tax asset of $66,816 as of January 31, 2010, which resulted from our net deferred income tax assets and valuation allowance of approximately $79,947 and $13,131, respectively.

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

The changes in restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs for fiscal 2008	78.5%
Increase in depreciation and amortization expense	0.4
Increase in utilities expense	0.3
Decrease in workers’ compensation expense	(0.2)
Decrease in repairs and maintenance expense	(0.2)
Restaurant operating costs for fiscal 2009	78.8%

Depreciation and amortization expense as a percentage of company-operated restaurants revenue increased during fiscal 2009 as compared to fiscal 2008, mainly due to asset additions from restaurant remodeling activity and the opening of new restaurants.

Utilities expense as a percentage of company-operated restaurants revenue increased during fiscal 2009 as compared to fiscal 2008, mainly due to rate increases for natural gas and electricity.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue increased by $10,878, or 4.3%, to $261,240 in fiscal 2009, as compared to the prior year. Distribution center sales of food, packaging and supplies to franchisees increased by $9,690, or 5.0%, during fiscal 2009 as compared to fiscal 2008, due primarily to the increase in the franchise store base over the comparable prior year period. Franchise royalties grew $1,524, or 4.8%, during fiscal 2009 as compared to fiscal 2008 due to the net increase of 26 domestic franchised and 18 international licensed restaurants during fiscal 2009 and a 1.6% decrease in franchise-operated same-store sales.

Total franchised and licensed operating and other expenses increased by $10,356, or 4.7%, to $229,731 in fiscal 2009, as compared to fiscal 2008. This increase was mainly due to the corresponding increase in distribution center sales of food, packaging and supplies to franchisees, the increase in the franchise store base in fiscal 2009 and an increase in distribution costs related to higher fuel and other costs.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Hardee’s

Company-Operated Restaurants

Revenue from company-operated restaurants decreased $100,067 or 16.5%, to $505,919 in fiscal 2009 from fiscal 2008. The decrease was mostly due to our successful refranchising program, which resulted in net decreases of 78 and 136 company-operated restaurants during fiscal 2009 and 2008, respectively. During fiscal 2009, we opened seven new company-operated restaurants, acquired 37 restaurants from franchisees, sold 102 restaurants to franchisees and closed 20 restaurants. This decrease in the company-operated restaurant base was partially offset by a 1.2% increase in same-store sales. AUV for the trailing-13 periods ended January 31, 2009, reached $993, an increase of 4.1% over the comparable period ended January 31, 2008. During the same period, the average guest check increased by 3.2% due to the introduction of several new innovative premium products, such as the Made from Scratch Strawberry Biscuit, Ham and Three Cheese Breakfast Burrito, Country Potatoes, Chicken Fillet Biscuit, Pork Chop ‘N’ Gravy Biscuit, the Little Thickburger and Prime Rib Thickburger. In addition, price increases were implemented in fiscal 2008 and 2009 that also contributed to the fiscal 2009 increase in same-store sales.

The changes in restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs for fiscal 2008	83.6%
Increase in depreciation and amortization expense	0.7
Decrease in labor costs, excluding workers’ compensation	(0.5)
Decrease in repairs and maintenance expense	(0.4)
Increase in utilities expense	0.3
Increase in rent, property tax and license expense	0.2
Increase in asset disposal expense	0.2
Other, net	(0.2)
Restaurant operating costs for fiscal 2009	83.9%

Depreciation and amortization expense as a percentage of company-operated restaurants revenue increased during fiscal 2009 as compared to fiscal 2008 primarily due to increased restaurant remodeling activity, asset additions from new restaurant openings and the impact of refranchising company-operated restaurants that had a higher proportion of fully depreciated assets.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

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

Interest Expense

Interest expense decreased $4,424 or 13.4% from fiscal 2008 to fiscal 2009 primarily due to a $2,370 decrease in interest expense related to the change in the fair value of our interest rate swap agreements from fiscal 2008 to fiscal 2009. In addition, there was a reduction of $1,513 of interest expense on our Facility due to decreased average outstanding borrowings and lower interest rates during fiscal 2009 as compared to fiscal 2008. We also had a continued reduction in interest expense related to our capital lease obligations.

Income Taxes

Income tax expense for fiscal 2009 and 2008 consisted of the following:

	2009	2008
Federal income taxes	$19,564	$20,183
State income taxes	358	3,312
Foreign income taxes	1,611	1,164
Income tax expense	$21,533	$24,659
Effective income tax rate	36.8%	41.3%

Our effective income tax rate differs from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes, the impact of which can vary significantly from year to year. Our effective income tax rate is also impacted by the relative amounts of income we earn in various state and foreign jurisdictions. Our income tax expense for fiscal 2009 benefited from the impact of recent tax law changes and an increase in the amount of state tax credits that we were able to generate.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Fiscal Fourth Quarter 2010 Compared with Fiscal Fourth Quarter 2009

Carl’s Jr.

Company-Operated Restaurants

Company-operated restaurants revenue decreased by $9,804, or 6.9%, for the fourth quarter of fiscal 2010, as compared to the fourth quarter of fiscal 2009, due mainly to the 8.7% decrease in same-store sales for the quarter. This decrease was partially offset by a net increase of six company-operated restaurants since the end of the fourth quarter of fiscal 2009.

The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs for the fiscal fourth quarter 2009	79.0%
Increase in labor costs, excluding workers’ compensation	1.2
Increase in depreciation and amortization expense	0.8
Increase in repairs and maintenance expense	0.5
Increase in rent expense	0.4
Increase in food and packaging costs	0.3
Increase in utilities expense	0.3
Increase in property tax expense	0.2
Decrease in asset disposal expense	(0.2)
Other, net	0.2
Restaurant operating costs for the fiscal fourth quarter 2010	82.7%

Labor costs, excluding workers’ compensation, increased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2010, as compared to the comparable fiscal 2009 period, primarily due to the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of restaurant management costs.

Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2010, as compared to the comparable fiscal 2009 period, mainly due to asset additions related to remodels, new store openings and equipment upgrades as well as the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of depreciation and amortization expense.

Repairs and maintenance expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2010, as compared to the comparable prior year period, primarily due to increased repair costs incurred for contract services, kitchen equipment and buildings.

Rent expense increased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2010, as compared to the comparable fiscal 2009 period, due primarily to the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of rent expense as well as an increase in rent expense for CPI adjustments.

Food and packaging costs increased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2010, as compared to the comparable fiscal 2009 period, primarily due to changes in our menu mix and sales of promotional products.

Utilities expense increased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2010, as compared to the comparable fiscal 2009 period, mainly due to the deleveraging impact of the decrease in same-store sales.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue decreased $468, or 0.8%, in the fourth quarter of fiscal 2010 from the comparable fiscal 2009 period due to a decrease of $690, or 1.5%, in distribution center sales of food, packaging and supplies to franchisees, due primarily to a 5.8% decrease in franchise-operated same-store sales, partially offset by an increase in the cost of food upon which the sales price of those items is based.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Total franchised and licensed restaurants and other expenses decreased $754, or 1.5%, in the fourth quarter of fiscal 2010 from the fourth quarter of fiscal 2009 primarily due to a decrease in distribution center sales to franchisees.

Hardee’s

Company-Operated Restaurants

Revenue from company-operated restaurants decreased $3,823, or 3.5%, in the fourth quarter of fiscal 2010, as compared to the fourth quarter of fiscal 2009. This decrease is due mainly to the 2.5% decrease in same-store sales and a net decrease of seven restaurants since the fourth quarter of fiscal 2009.

The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs for the fiscal fourth quarter 2009	86.0%
Decrease in food and packaging costs	(1.4)
Increase in labor costs, excluding workers’ compensation	1.4
Increase in depreciation and amortization expense	1.1
Decrease in utilities expense	(1.0)
Decrease in general liability insurance expense	(0.9)
Increase in asset disposal expense	0.5
Decrease in workers’ compensation expense	(0.3)
Decrease in repairs and maintenance expense	(0.2)
Other, net	—
Restaurant operating costs for the fiscal fourth quarter 2010	85.2%%

Food and packaging costs decreased as a percent of company-operated restaurants revenue, during the fourth quarter of fiscal 2010, as compared to the comparable fiscal 2009 period, primarily due to lower commodity costs for beef, cheese, oil, and flour products.

Labor costs, excluding workers’ compensation expense, increased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2010, as compared to the comparable fiscal 2009 period, due primarily to the impact of minimum wage rate increases, the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of restaurant management costs.

Depreciation and amortization expense increased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2010, as compared to the comparable fiscal 2009 period, mainly due to asset additions from remodels and equipment upgrades.

Utilities expense decreased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2010, as compared to the comparable fiscal 2009 period, mainly due to decreases in natural gas and electricity rates and usage.

General liability insurance expense decreased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2010, as compared to the comparable fiscal 2009 period, due primarily to a favorable claims reserve adjustment as a result of actuarial analyses of outstanding claims reserves in the fourth quarter of fiscal 2010 and an unfavorable claims reserve adjustment in the comparable prior year period.

Asset disposal expense increased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2010, as compared to the comparable fiscal 2009 period, mainly due to increased asset write-offs in connection with our ongoing remodel program and asset disposals related to one restaurant that was rebuilt in the current year period.

Workers’ compensation expense decreased as a percent of company-operated restaurants revenue during the fourth quarter of fiscal 2010, as compared to the comparable fiscal 2009 period, due to favorable claims reserves adjustments as a result of actuarial analyses of outstanding claims reserves, which did not occur to the same extent in the prior fiscal year period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Franchised and Licensed Restaurants

Total franchised and licensed restaurants and other revenue decreased by $1,479, or 7.6%, in the fourth quarter of fiscal 2010 from the fourth quarter of fiscal 2009. This decrease is mainly due to a decrease of $1,267, or 26.2%, in distribution center revenues related to a decrease in equipment sales as a result of reduced remodeling activity by our franchisees in the current year period. We also experienced a $332 decrease in franchise fees, as our refranchising program was completed in the fourth quarter of fiscal 2009.

Total franchised and licensed restaurants and other expenses decreased $1,649, or 18.6%, during the fourth quarter of fiscal 2010 from the fourth quarter of fiscal 2009 primarily due to a $1,621 decrease in distribution center costs related to the decrease in remodel equipment sales.

Discontinued Operations

We sold our La Salsa Fresh Mexican Grill restaurants and the related franchise operations to LAS Acquisition, LLC (“Buyer”) on July 16, 2007. Under the agreement, Santa Barbara Restaurant Group, Inc. a wholly-owned subsidiary of the Company, sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. (collectively “La Salsa”) for adjusted consideration of $15,889. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa.  In addition, we remain contingently liable for certain lease obligations and self-insurance exposures arising prior to the completion of the sale.  As of January 31, 2010, the outstanding principal balance under our note receivable from Buyer is $2,491.  The note is secured by the personal property of Buyer, a pledge of the La Salsa equity interests acquired by Buyer, and certain personal and corporate guarantees.

Liquidity and Capital Resources

On February 26, 2010, we entered into the Merger Agreement, which provides for the Merger of the Company with and into the Merger Sub, with the Company surviving as a wholly-owned subsidiary of Parent, which is an affiliate of THL.  If the Merger is completed, each share of our common stock issued and outstanding immediately prior to closing automatically will be cancelled and converted into the right to receive $11.05 in cash, and the Company will cease to be a publicly traded company.  The closing of the Merger Agreement is subject to approval by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, the receipt of any required approvals, or the expiration or termination of the applicable waiting periods, under the HSR Act, and other customary closing conditions. On March 19, 2010, we received notice from the Federal Trade Commission that early termination of the waiting period under the HSR Act has been granted effective immediately.  In addition, on the same date, we filed a preliminary proxy statement with the SEC relating to the proposed special meeting of our stockholders to consider and vote on a proposal to adopt the Merger Agreement.

Parent and Merger Sub have obtained equity and debt financing commitments for the transaction contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Parent to pay the aggregate amount of the merger consideration and all related fees and expenses. Thomas H. Lee Equity Fund VI, L.P., an equity investment fund affiliated with THL, has committed to purchase equity interests in Parent in an amount up to $444,000 in the aggregate on the terms and subject to the conditions set forth in an equity commitment letter.  Affiliates of Bank of America, N.A., Banc of America Bridge LLC, Banc of America Securities LLC and Barclays Capital (collectively, the "Commitment Parties") have committed to provide a $450,000 senior secured credit facility, comprised of a $375,000 term loan facility and a $75,000 revolving credit facility, on the terms and subject to the conditions set forth in a debt commitment letter.  It is expected that upon completion of the Merger, senior unsecured notes will be issued and sold by Merger Sub (and assumed by the Company) in a Rule 144A or other private placement which will yield at least $150,000 in gross cash proceeds on the terms and subject to the conditions set forth in the debt commitment letter. The obligations of the Commitment Parties to provide financing under the debt commitment letter are subject to a number of conditions, including, without limitation, execution of definitive loan documents consistent with the terms of the debt commitment letter, the receipt by Merger Sub of the proceeds of the equity financing under the equity commitment letter, consummation of the Merger in accordance with the Merger Agreement, and verification that no material adverse effect has occurred with respect to the Company.

The Merger Agreement contains certain termination rights and reimbursement obligations. Upon termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Parent a termination fee of $9,283 to $15,471, and to reimburse transaction expenses incurred by Parent and Merger Sub up to $5,000.  If the Merger Agreement is not consummated, we will continue to be a publicly traded company.

Over the past several quarters, worldwide capital and credit markets have seen unprecedented volatility. We are continuing to monitor the potential impact of these market conditions on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity or the availability of committed funds under our Facility. Based on information available to us, all of the financial institutions syndicated under our Facility are able to fulfill their commitments as of March 24, 2010.  However, there can be no assurance that one or more of them may not be able to fulfill their future funding obligations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Notwithstanding the above, we expect that our cash on hand, coupled with future cash flows from operations and borrowings under our Facility will provide sufficient liquidity to allow us to service existing debt and to meet our operating and capital requirements for at least the next 12 months. We believe our most significant cash use during the next 12 months will be for capital expenditures. Based on our current capital spending projections, we expect capital expenditures to be between $85,000 and $95,000 for fiscal 2011. Under the terms of our Facility, we may be required to make an annual principal prepayment, based on excess cash flows (as defined in our Facility).  Other than these prepayments, we have no significant debt maturities coming due until March 27, 2012. See Note 10 of Notes to Consolidated Financial Statements for more information on our existing debt.

We, and the restaurant industry in general, maintain relatively low levels of accounts receivable and inventories, and vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new sites and the refurbishment of existing sites, which are reflected as long-term assets and not as part of working capital. As a result, we typically maintain current liabilities in excess of current assets, resulting in a working capital deficit. As of January 31, 2010, our current ratio was 0.73 to 1.

Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. During fiscal 2010, we made aggregate principal payments of $4,303 on the term loan, including a payment of $1,616 based on excess cash flows for fiscal 2009, as required by the terms of our Facility. As of January 31, 2010, we had (i) borrowings outstanding under the term loan portion of our Facility of $247,432, (ii) borrowings outstanding under the revolving portion of our Facility of $30,000, (iii) outstanding letters of credit under the revolving portion of our Facility of $35,363, and (iv) availability under the revolving portion of our Facility of $134,637. During the first quarter of fiscal 2011, we expect to make a $9,630 principal payment on the term loan portion of our Facility based on excess cash flows for fiscal 2010, as required by the terms of our Facility. Accordingly, this amount has been included in the current portion of bank indebtedness and other long-term debt in our Consolidated Balance Sheet as of January 31, 2010. If the Merger is consummated, all amounts outstanding under the Facility will be repaid at or prior to closing.

The terms of our Facility include financial performance covenants, which include a maximum leverage ratio, and certain restrictive covenants. Our maximum leverage ratio may not exceed 2.75, 2.50 and 2.25 in fiscal 2010, 2011 and 2012, respectively.  As of January 31, 2010, our leverage ratio was 2.10. Our most significant restrictive covenants limit our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions. If the Merger is consummated, it would constitute a change of control for purposes of the Facility.  However, in connection with the consummation of the Merger, all amounts outstanding under the Facility will be repaid in full and the Facility will be terminated.

Our Facility permits us to spend an aggregate of $369,883 to repurchase our common stock and/or pay cash dividends, of which $58,074 remains for additional common stock repurchases and/or cash dividend payments, as of January 31, 2010. The aggregate amount allowed for common stock repurchases and/or cash dividend payments is increased each year by a portion of excess cash flows (as defined in our Facility). In addition to being limited by our Facility, our ability to repurchase common stock is limited by our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder. As of January 31, 2010, we are permitted to make additional repurchases of our common stock up to $36,875 under the Stock Repurchase Plan. In accordance with the terms of the Merger Agreement, we are restricted from certain repurchases of our common stock. See further discussion in Note 25 of Notes to Consolidated Financial Statements included herein.

Our Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. In addition, we may reinvest proceeds from the sale of assets and carry forward certain unused capital expenditure amounts to the following year. As of January 31, 2010, we expect to be permitted to make total capital expenditures of $134,430 in fiscal 2011.

Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties. We were in compliance with these covenants and all other requirements of our Facility as of January 31, 2010. See Note 10 of Notes to Consolidated Financial Statements for additional details about our Facility, such as repayment schedule and events that could result in an acceleration of amounts due.

We have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%.  These agreements will expire on March 12, 2012.  These derivative instruments were not designated as cash flow hedges at inception. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income.  During fiscal 2010, we paid $8,912 for net settlements under our fixed rate swap agreements.  As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. These interest rate swap agreements are highly sensitive to interest rate fluctuations, which could result in significant variability in their future value.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

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

During fiscal 2010, we declared cash dividends of $0.24 per share of common stock, for a total of $13,178. Dividends payable of $3,317 and $3,279 have been included in other current liabilities in our Consolidated Balance Sheets as of January 31, 2010 and 2009, respectively. The dividends declared during the quarter ended January 31, 2010 were subsequently paid on February 16, 2010.

During fiscal 2010, cash provided by operating activities was $149,766, an increase of $4,029, or 2.8%, from the prior year. An increase in net income adjusted for non-cash items (primarily depreciation and amortization, share-based compensation, and deferred income tax expenses) was partially offset by the impact of fluctuations in the timing of receipts and disbursements related to operating asset and liability balances. Working capital account balances can vary significantly, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.

Cash used in investing activities during fiscal 2010 totaled $95,356, which principally consisted of purchases of property and equipment, was partially offset by proceeds from the sale of property and equipment. Our capital expenditures consist of non-discretionary items, which are expenditures we believe necessary to sustain our business, and discretionary items, which are expenditures related to the growth of our business. Capital expenditures for fiscal 2010 and 2009 were as follows:

	2010	2009
Non-discretionary:
Remodels
Carl’s Jr.	$10,920	$10,199
Hardee’s	22,912	20,506
Capital maintenance
Carl’s Jr.	14,886	11,981
Hardee’s	17,947	16,758
Corporate and other	2,740	4,302
Total non-discretionary	69,405	63,746

Discretionary:
New restaurants and rebuilds
Carl’s Jr.	14,156	24,349
Hardee’s	4,605	10,470
Dual-branding
Carl’s Jr.	727	901
Hardee’s	642	2,327
Real estate and franchise acquisitions	5,457	9,881
Corporate and other	7,436	4,839
Total discretionary	33,023	52,767
Total	$102,428	$116,513

Capital expenditures for fiscal 2010 decreased $14,085, or 12.1%, from the prior year mainly due to a $16,058 decrease in new restaurants and rebuilds and $4,424 decrease in real estate and franchise acquisitions, which were partially offset by a $5,659 increase in non-discretionary items. Based on our current capital spending projections, we expect capital expenditures to be between $85,000 and $95,000 for fiscal 2011 and to be between $75,000 and $85,000 for fiscal 2012.

Cash used in financing activities during fiscal 2010 was $54,033, which principally consisted of net repayments of borrowings under our revolving credit facility of $32,000, dividend payments of $13,140, repayments of capital lease obligations of $7,277, repayments of $4,303 on the term loan portion of our Facility and payments to repurchase common stock of $1,724.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Long-Term Obligations

Contractual Cash Obligations

The following table presents our long-term contractual cash obligations as of January 31, 2010:

	Payments Due by Periods
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$278,464	$12,262	$265,259	$71	$872
Capital lease obligations(1)(2)	71,522	12,265	21,788	15,375	22,094
Operating leases(1)	664,568	88,402	150,382	123,358	302,426
Unconditional purchase obligations(3)	68,031	52,545	10,615	3,348	1,523
Other commitments(4)	1,931	1,931	—	—	—
Total contractual cash obligations	$1,084,516	$167,405	$448,044	$142,152	$326,915
__________
(1)
The amounts reported above as operating leases and capital lease obligations include leases contained in the estimated liability for closed restaurants and leases for which we sublease the related properties to others. Additional information regarding operating leases and capital lease obligations can be found in Note 7 of Notes to Consolidated Financial Statements.

(2)	Represents the undiscounted value of capital lease payments.

(3)	Unconditional purchase obligations include contracts for goods and services, primarily related to system restaurant operations and contractual commitments for marketing and sponsorship arrangements.

(4)
Other commitments shown in the table above are comprised of obligations which represent uncertain tax positions. The years for which the uncertain tax positions will be effectively settled or paid, have been estimated in scheduling the obligations within the table. In addition to the obligations in the table above, approximately $2,851 of unrecognized tax benefits have been recorded as an offset to deferred tax assets, of which $1,372 is anticipated to be effectively settled or paid within one year and the remainder of which we are uncertain as to if or when such amounts may be settled. Additionally, there is $11,123 of unrecognized tax positions which are fully offset by a valuation allowance of which we are uncertain as to if or when such amounts may be settled.

Other Commercial Commitments

The following table presents our other commercial commitments as of January 31, 2010. The specific commitments are discussed previously in Item 7, as well as in Note 24 of Notes to Consolidated Financial Statements.

	Amount of Commitment Expirations Per Period
	Total Amounts Committed	Less Than One Year	1-3 Years	3-5 Years	>5 Years
Standby letters of credit under our Facility	$35,363	$10,218	$25,145	$—	$—
Other	4,560	1,516	2,208	836	—
Total other commercial commitments	$39,923	$11,734	$27,353	$836	$—

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Critical Accounting Policies and Estimates

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our consolidated financial position and results of operations. Information regarding our significant accounting policies and estimates can be found in Note 1 of Notes to Consolidated Financial Statements.  Our most critical accounting policies and estimations are described in the following paragraphs.

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale\

During the second and fourth quarter of each fiscal year, and whenever events or circumstances indicate that the carrying value of assets may be impaired, we perform an asset recoverability analysis. In connection with this analysis, we estimate future cash flows for each of our restaurants over their estimated useful life.  Assets are not deemed to be recoverable if their carrying value is less than the undiscounted future cash flows that we expect to generate from their use. Future cash flows are estimated based upon experience gained, current intentions about refranchising restaurants and closures, recent and expected sales trends, internal plans, the period of time since the restaurant was opened or remodeled and other relevant information. We generally estimate the useful life of restaurants on owned property to be 20 to 40 years and estimate the useful life of restaurants subject to leases to range from the end of the lease term then in effect to the end of such lease term including option periods. We also make assumptions about future same-store sales and operating expenses. Restaurant assets that are not deemed to be recoverable are written down to their estimated fair value. We determine fair value by assessing the highest and best use of an asset and the amounts that would be received for such asset in orderly transaction between market participants. Fair value is typically determined using discounted cash flows to estimate the price that a franchisee would pay for the restaurant and its related assets.

Same-store sales and the rates at which restaurant operating costs will increase in the future are key assumptions used to estimate future cash flows for evaluating recoverability. If our same-store sales do not perform at or above our forecasted level, or if restaurant operating cost increases exceed our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable and we may incur additional impairment charges in the future.

As of January 31, 2010, we had a total of 59 restaurants within our two major restaurant concepts that generated negative cash flows on a trailing-13 period basis. These restaurants had combined net book values of $27,569. If these negative cash flow restaurants were not to begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to be not fully recoverable, and we may recognize additional impairment charges in the future. During fiscal 2010, we recorded impairment charges of $3,480 related to long-lived assets.

Impairment of Goodwill

We test goodwill for impairment, on an annual basis, during the first quarter of our fiscal year, or more frequently if events and/or circumstances indicate that the asset might be impaired. The impairment test is performed at the reporting unit level, and an impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. During the first quarter of fiscal 2010, we performed our evaluation and concluded that no impairment charge was required.

Estimated Liability for Closed Restaurants

We use certain assumptions to determine the amount of the estimated liability for closed restaurants. The most significant assumptions relate to the determination of the estimated liability for future lease payments and other contractual obligations on vacant restaurants, and the extent to which these costs may be reasonably expected to be recovered by future sublease income. We estimate the cost to maintain leased vacant properties until the lease can be abated. If the costs to maintain properties increase, or it takes longer than anticipated to sublease such properties, we may need to record additional estimated liabilities. If the vacant restaurants are not subleased on the terms that we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income.  Our estimated liability for closed restaurants was $7,273 as of January 31, 2010.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Estimated Liability for Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs.  We have stop loss insurance for individual workers’ compensation and general liability claims over $500 and auto liability claims over $250. We estimate our self-insurance exposure based on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development and our actuary’s estimate of unpaid losses for each loss category. We record our accrued liabilities for self-insurance at present value, based on an estimated risk-free interest rate at the balance sheet date. Our actual future claim loss development may be better or worse than the development we estimated in conjunction with our actuary, in which case our reserves would require adjustment. If we experience a higher than expected number of claims or the costs of claims rise more than expected, then we would be required to adjust the expected losses upward and increase our future self-insurance expense.  Our estimated liability for self-insurance was $37,228 as of January 31, 2010.

Loss Contingencies

We routinely assess loss contingencies to develop estimates of the likelihood and range of possible settlement. Those contingencies that are deemed to be probable, and for which the expected loss is reasonably estimable, are accrued in our Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we record an accrued liability equal to the low end of the range. As of January 31, 2010, we have recorded an accrued liability for contingencies related to litigation in the amount of $225 (see Notes 9 and 24 of Notes to Consolidated Financial Statements for further information). The assessment of contingencies is highly subjective and requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the recorded liabilities and related consolidated financial statement disclosure. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Consolidated Financial Statements.

In addition, as of January 31, 2010, we estimated our potential exposure for those loss contingencies related to other litigation claims that we believe are reasonably possible to result in an adverse outcome, to be in the range of $655 to $2,245.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Our franchising income is dependent on both the number of restaurants operated by our franchisees and licensees and their operational and financial success, such that they can make their royalty and rent payments to us. When appropriate, we establish notes receivable pursuant to completing workout agreements with financially troubled franchisees. We cease accruing royalties and rental revenue from franchisees during the fiscal quarter in which we determine that collectability of such revenue is not reasonably assured. As of January 31, 2010, we have not recognized, on a cumulative basis, $244 in accounts receivable and $4,227 in notes receivable, nor the royalty and rental revenue associated with these accounts and notes receivable, due from franchisees that are in default under the terms of their franchise agreements.

Our consolidated allowances for doubtful accounts on accounts receivable and notes receivable are 0.6% and 19.7% of the gross accounts and notes receivable balances, respectively, as of January 31, 2010. Although we regularly review the allowances for doubtful accounts, there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee.

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

As of January 31, 2009, we maintained a valuation allowance of $24,675 against substantially all of our net deferred income tax assets related to various states in which one or more of our entities file separate state income tax returns because we had concluded that realization of such deferred income tax assets was not more likely than not. During the fourth quarter of fiscal 2010, after considering all available evidence, positive and negative, including cumulative historical earnings in recent years, estimated future taxable income exclusive of reversing temporary differences on a jurisdictional basis and statutory expiration dates of NOL carryforwards, we concluded that we will more likely than not realize future tax benefits related to a portion of these deferred income tax assets.  As a result, we reduced our valuation allowance related to separate state deferred income tax assets by $15,222, which resulted in a $9,894 decrease of income tax expense for fiscal 2010, net of the related federal income tax effect.

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

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements.

Presentation of Non-GAAP Measures

Company-Operated Restaurant-Level Margin

Company-operated restaurant-level margin, which is expressed as a percentage, is a Non-GAAP measure utilized by management internally to evaluate and compare our restaurant operating performance between periods.  We define company-operated restaurant-level margin as restaurant-level income divided by company-operated restaurants revenue. Restaurant-level income is company-operated restaurants revenue less restaurant operating costs, which are the expenses incurred directly by our company-operated restaurants in generating revenues and do not include advertising costs, general and administrative expenses or facility action charges.  Because not all companies calculate restaurant-level margin identically, our presentation of company-operated restaurant-level margin may not be comparable to similarly titled measures of other companies.

Franchise Contribution

Franchise contribution, which is expressed in dollars, is a Non-GAAP measure utilized by management internally to evaluate and compare the impact of franchised and licensed restaurants on our operating results between periods.  We define franchise contribution as franchised and licensed restaurants and other revenue less franchised and other restaurants and other expense.  Franchise contribution does not include corporate general and administrative expenses or facility action charges.  Because not all companies calculate franchise contribution, our presentation of franchise contribution may not be comparable to similarly titled measures of other companies.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis – (Continued)
(Dollars in thousands)

Diluted Income per Common Share, Excluding Mark-to-Market Adjustments

Management internally utilizes diluted income per common share, excluding the expense recorded to adjust the carrying value of our interest rate swap agreements to fair value, as a financial measure to evaluate and compare our operating results between periods and believe this is an important metric to consider in evaluating our performance. Investors should consider this Non-GAAP financial metric in addition to, and not as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Diluted income per common share, excluding mark-to-market adjustments, is calculated by adding the mark-to-market charge from our interest rate swap agreements, net of tax, to the numerator of the diluted income per common share computation.  The following calculation should be read in conjunction with Note 1 of Notes to Consolidated Financial Statements:

	2010	2009	2008
	(In thousands, except per share amounts)
Numerator:
Income used in computation of diluted income per common share	$47,357	$36,611	$31,141
Mark-to-market loss	6,803	9,010	11,380
Tax effect of mark-to-market adjustments	(2,606)	(3,442)	(4,336)
Mark-to-market adjustment allocated to restricted stock awards	(75)	(96)	(84)
Adjusted numerator	$51,479	$42,083	$38,101

Denominator:
Denominator used for computation of diluted income per common share	54,211	54,079	62,411

Diluted income per common share, excluding mark-to-market adjustments	$0.95	$0.78	$0.61

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

	Fiscal
	2010	2009	2008
Net income	$48,198	$36,956	$31,076
Interest expense	19,254	28,609	33,055
Income tax expense	14,978	21,533	26,612
Depreciation and amortization	71,064	63,497	64,102
Facility action charges, net	4,695	4,139	(1,282)
Share-based compensation expense	8,156	12,534	11,378
Adjusted EBITDA	$166,345	$167,268	$164,941

Impact of Inflation

Inflation has an impact on food and packaging, construction, occupancy, labor and benefits, and general and administrative costs, all of which can significantly affect our operations. Historically, consistent with others in the QSR industry, we have been able to pass along to our customers, through price increases, higher costs arising from these inflationary factors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our principal exposures to financial market risks relate to the impact that interest rate changes could have on our Facility and on the fair value of our interest rate swap agreements. As of January 31, 2010, our Facility is comprised of a revolving credit facility and a term loan, which bears interest at an annual rate equal to LIBOR plus 1.50% and LIBOR plus 1.38%, respectively. As of January 31, 2010, we had $277,432 of borrowings and $35,363 of letters of credit outstanding under our Facility. We have entered into interest rate swap agreements with a combined notional amount of $200,000. These agreements will expire on March 12, 2012. The effect of the agreements is to limit the interest rate exposure on a portion of our term loan debt under our Facility to a fixed rate of 6.12%. The agreements were not designated as cash flow at inception.  Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our Consolidated Statements of Income. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future fair value.

A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $774. The estimated reduction is based upon the outstanding balance of the borrowings under our Facility that are not covered by our interest rate swaps and the weighted-average interest rate for the fiscal year and assumes no change in the volume, index or composition of debt as in effect on January 31, 2010.

Foreign Currency Risk

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on earnings and cash flows.  Our business at company-operated restaurants is transacted in U.S. dollars.  Exposure outside of the U.S. relates primarily to the effect of foreign currency rate fluctuations on royalties paid by franchisees. As of January 31, 2010, our most significant exposure related to the Mexican Peso. Foreign exchange rate fluctuations have not historically had a significant impact on our results of operations.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our Consolidated Balance Sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of company-operated restaurants revenue.

Item 8. Financial Statements and Supplementary Data

See the Index included at Item 15 — Exhibits, Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has concluded that, as of January 31, 2010, our internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting.

(C) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(D) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CKE Restaurants, Inc.:

We have audited CKE Restaurants, Inc.’s (the Company) internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of CKE Restaurants, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(B)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CKE Restaurants, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CKE Restaurants, Inc. and subsidiaries as of January 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2010, and our report dated March 24, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California
March 24, 2010

(E) Certifications

The certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K. Additionally, in 2009 our CEO submitted to the NYSE an Annual Chief Executive Officer Certification, as required by Section 303A.12(a) of the NYSE Listed Company Manual, indicating that he was not aware of any violations by the Company of the NYSE’s corporate governance listing standards. Such certification was unqualified.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information pertaining to directors and executive officers of the registrant is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement for our 2010 annual meeting of stockholders, or to an amendment to this Annual Report on Form 10-K, either of which will be filed within 120 days after our fiscal year ended January 25, 2010. Certain information concerning the current executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K.

Code of Ethics and Corporate Governance Information

We have adopted a code of business conduct and ethics (“Code of Conduct”) to help ensure our directors and employees conduct the business of CKE fairly, free of conflicts of interest, and in an ethical and proper manner. We have also adopted a code of ethics (“Code of Ethics”) for our CEO and senior financial officers, including our principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Conduct and the Code of Ethics can be found on our website at www.ckr.com. We will satisfy the disclosure requirement under Item 5.05 of Form 8-K, as necessary, regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the Code of Conduct or the Code of Ethics by posting such information on our website.

The Board of Directors has adopted and approved the Code of Conduct, Code of Ethics, Corporate Governance Guidelines, and written charters for its Nominating and Corporate Governance, Audit and Compensation Committees. All of the foregoing documents are available on our website at www.ckr.com, and a copy of the foregoing will be made available (without charge) to any stockholder upon request.

Item 11. Executive Compensation

The information pertaining to executive compensation is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement for our 2010 annual meeting of stockholders, or to an amendment to this Annual Report on Form 10-K, either of which will be filed within 120 days after our fiscal year ended January 25, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information pertaining to security ownership of certain beneficial owners and management and related stockholder matters is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement for our 2010 annual meeting of stockholders, or to an amendment to this Annual Report on Form 10-K, either of which will be filed within 120 days after our fiscal year ended January 25, 2010.

Equity Compensation Plan Information

Equity compensation plans as of January 31, 2010 were:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,109,499	$10.79	2,415,000
Equity compensation plans not approved by security holders(1)	324,942	8.62	9,648
Total	4,434,441	$10.63	2,424,648
__________
(1)	Represents options that are part of a “broad-based plan” as defined by the NYSE. See Note 16 of Notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information pertaining to certain relationships and related transactions and director independence is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement for our 2010 annual meeting of stockholders, or to an amendment to this Annual Report on Form 10-K, either of which will be filed within 120 days after our fiscal year ended January 25, 2010.

Item 14. Principal Accounting Fees and Services

The information pertaining to principal accounting fees and services is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement for our 2010 annual meeting of stockholders, or to an amendment to this Annual Report on Form 10-K, either of which will be filed within 120 days after our fiscal year ended January 25, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

		Page
(a)(1)	Index to Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	52
	Consolidated Balance Sheets — as of January 31, 2010 and 2009	53
	Consolidated Statements of Income — for the fiscal years ended January 31, 2010, 2009 and 2008	54
	Consolidated Statements of Stockholders’ Equity — for the fiscal years ended January 31, 2010, 2009 and 2008	55
	Consolidated Statements of Cash Flows — for the fiscal years ended January 31, 2010, 2009 and 2008	56
	Notes to Consolidated Financial Statements	57

All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(a)(2)	Exhibits: An “Exhibit Index” has been filed as a part of this Annual Report on Form 10-K beginning on page 86 hereof and is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE RESTAURANTS, INC.

Date: March 24, 2010	By:	/s/ Andrew F. Puzder
Andrew F. Puzder,
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Andrew F. Puzder and Theodore Abajian, or either of them, as his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron Allumbaugh	Chairman of the Board	March 24, 2010
Byron Allumbaugh

/s/ Frank P. Willey	Vice Chairman of the Board	March 24, 2010
Frank P. Willey

/s/ Andrew F. Puzder	Chief Executive Officer (Principal	March 24, 2010
Andrew F. Puzder	Executive Officer) and Director

/s/ Theodore Abajian	Executive Vice President and Chief Financial	March 24, 2010
Theodore Abajian	Officer (Principal Financial Officer)

/s/ Reese Stewart	Senior Vice President and Chief Accounting	March 24, 2010
Reese Stewart	Officer (Principal Accounting Officer)

/s/ Peter Churm	Director	March 24, 2010
Peter Churm

/s/ Matthew Goldfarb	Director	March 24, 2010
Matthew Goldfarb

/s/ Carl L. Karcher	Director	March 24, 2010
Carl L. Karcher

/s/ Janet E. Kerr	Director	March 24, 2010
Janet E. Kerr

/s/ Daniel D. Lane	Director	March 24, 2010
Daniel D. Lane

/s/ Daniel E. Ponder, Jr.	Director	March 24, 2010
Daniel E. Ponder, Jr.

/s/ Jerold H. Rubinstein	Director	March 24, 2010
Jerold H. Rubinstein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CKE Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of CKE Restaurants, Inc. and subsidiaries as of January 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income taxes in fiscal 2008, and its method of presenting earnings per share in fiscal 2010 due to the adoption of new accounting pronouncements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California
March 24, 2010

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JANUARY 31, 2010 AND 2009
(In thousands, except par values)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$18,246	$17,869
Accounts receivable, net	35,016	40,738
Related party trade receivables	5,037	4,923
Inventories, net	24,692	24,215
Prepaid expenses	13,723	13,445
Assets held for sale	500	805
Advertising fund assets, restricted	18,295	16,340
Deferred income tax assets, net	26,517	20,781
Other current assets	3,829	1,843
Total current assets	145,855	140,959
Notes receivable, net	1,075	3,259
Property and equipment, net	568,334	543,770
Property under capital leases, net	32,579	23,403
Deferred income tax assets, net	40,299	57,832
Goodwill	24,589	23,688
Intangible assets, net	2,317	2,508
Other assets, net	8,495	9,268
Total assets	$823,543	$804,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$12,262	$4,341
Current portion of capital lease obligations	7,445	6,389
Accounts payable	65,656	60,903
Advertising fund liabilities	18,295	16,340
Other current liabilities	95,605	91,765
Total current liabilities	199,263	179,738
Bank indebtedness and other long-term debt, less current portion	266,202	310,447
Capital lease obligations, less current portion	43,099	36,273
Other long-term liabilities	78,804	83,953
Total liabilities	587,368	610,411

Commitments and contingencies (Notes 7, 9, 10, 11 and 24)
Subsequent events (Notes 12, 16 and 25)

Stockholders’ equity:
Preferred stock, $.01 par value; authorized 5,000 shares; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; none and 1,500 shares authorized as of January 31, 2010 and 2009, respectively; none issued or outstanding as of January 31, 2010 and 2009	—	—
Common stock, $.01 par value; authorized 100,000 shares; 55,291 shares issued and outstanding as of January 31, 2010 and 54,653 shares issued and outstanding as of January 31, 2009	553	546
Additional paid-in capital	282,904	276,068
Accumulated deficit	(47,282)	(82,338)
Total stockholders’ equity	236,175	194,276
Total liabilities and stockholders’ equity	$823,543	$804,687

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED JANUARY 31, 2010, 2009 AND 2008
 (In thousands, except per share amounts)

	2010	2009	2008
Revenue:
Company-operated restaurants	$1,084,474	$1,131,312	$1,201,577
Franchised and licensed restaurants and other	334,259	351,398	333,057
Total revenue	1,418,733	1,482,710	1,534,634
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	310,483	335,707	356,332
Payroll and other employee benefits	312,571	322,936	350,526
Occupancy and other	260,061	258,995	267,372
Total restaurant operating costs	883,115	917,638	974,230
Franchised and licensed restaurants and other	253,850	269,699	258,295
Advertising	64,443	66,911	70,324
General and administrative	133,135	140,303	144,035
Facility action charges, net	4,695	4,139	(577)
Total operating costs and expenses	1,339,238	1,398,690	1,446,307
Operating income	79,495	84,020	88,327
Interest expense	(19,254)	(28,609)	(33,033)
Other income, net	2,935	3,078	4,437
Income before income taxes and discontinued operations	63,176	58,489	59,731
Income tax expense	14,978	21,533	24,659
Income from continuing operations	48,198	36,956	35,072
Discontinued operations:
Loss from discontinued operations (net of income tax expense of $1,953 for 2008)	—	—	(3,996)
Net income	$48,198	$36,956	$31,076
Basic income per common share:
Continuing operations	$0.88	$0.69	$0.58
Discontinued operations	—	—	(0.06)
Basic income per common share	$0.88	$0.69	$0.52
Diluted income per common share:
Continuing operations	$0.87	$0.68	$0.56
Discontinued operations	—	—	(0.06)
Diluted income per common share	$0.87	$0.68	$0.50
Dividends per common share	$0.24	$0.24	$0.24

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 31, 2010, 2009 AND 2008
 (In thousands)

			Common Stock		Additional		Total
	Common Stock		Held in Treasury		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 31, 2007	67,247	$672	(18)	$(360)	$501,437	$(122,903)	$378,846
Cash dividends declared	—	—	—	—	—	(13,850)	(13,850)
Issuance of restricted stock awards, net of forfeitures	643	6	—	—	(6)	—	—
Exercise of stock options	459	5	—	—	3,317	—	3,322
Net tax benefit from exercise of stock options and vesting of restricted stock awards	—	—	—	—	1,904	—	1,904
Share-based compensation expense	—	—	—	—	11,355	—	11,355
Repurchase and retirement of common stock	(15,845)	(158)	(10)	1	(266,483)	—	(266,640)
Net income	—	—	—	—	—	31,076	31,076
Transition amount for uncertain tax positions	—	—	—	—	—	(771)	(771)
Balance as of January 31, 2008	52,504	525	(28)	(359)	251,524	(106,448)	145,242
Cash dividends declared	—	—	—	—	—	(12,846)	(12,846)
Issuance of restricted stock awards, net of forfeitures	636	6	—	—	(6)	—	—
Exercise of stock options	218	2	—	—	1,624	—	1,626
Conversion of 2023 Convertible Notes into common stock	1,787	18	—	—	15,149	—	15,167
Net tax deficiency from exercise of stock options and vesting of restricted stock awards	—	—	—	—	(242)	—	(242)
Share-based compensation expense	—	—	—	—	12,521	—	12,521
Repurchase and retirement of common stock	(492)	(5)	28	359	(4,502)	—	(4,148)
Net income	—	—	—	—	—	36,956	36,956
Balance as of January 31, 2009	54,653	546	—	—	276,068	(82,338)	194,276
Cash dividends declared	—	—	—	—	—	(13,142)	(13,142)
Issuance of restricted stock awards, net of forfeitures	638	7	—	—	(7)	—	—
Exercise of stock options	191	2	—	—	836	—	838
Net tax deficiency from exercise of stock options and vesting of restricted stock awards	—	—	—	—	(391)	—	(391)
Share-based compensation expense	—	—	—	—	8,120	—	8,120
Repurchase and retirement of common stock	(191)	(2)	—	—	(1,722)	—	(1,724)
Net income	—	—	—	—	—	48,198	48,198
Balance as of January 31, 2010	55,291	$553	—	$—	$282,904	$(47,282)	$236,175

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 31, 2010, 2009 AND 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$48,198	$36,956	$31,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,064	63,497	64,102
Amortization of deferred loan fees included in interest expense	1,035	1,186	930
Share-based compensation expense	8,120	12,521	11,355
(Recovery of) provision for losses on accounts and notes receivable	(212)	309	(1,070)
Loss on investments, sale of property and equipment, capital leases and extinguishment of debt	2,341	2,353	4,429
Facility action charges, net	4,695	4,139	(1,282)
Deferred income taxes	11,797	18,033	14,979
Other non-cash charges	34	34	48
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	1,905	6,298	(8,431)
Estimated liability for closed restaurants and estimated liability for self-insurance	(3,618)	(4,140)	(5,028)
Accounts payable and other current and long-term liabilities	4,407	4,551	10,257
Net cash provided by operating activities	149,766	145,737	121,365
Cash flows from investing activities:
Purchases of property and equipment	(102,306)	(114,165)	(133,816)
Proceeds from sale of property and equipment	4,457	22,689	56,419
Collections of non-trade notes receivable	3,399	3,048	5,406
Decrease in cash upon deconsolidation of variable interest entity	—	—	(49)
Disposition of La Salsa, net of cash surrendered	—	—	5,720
Acquisition of restaurants, net of cash received	(1,041)	(3,477)	—
Other investing activities	135	87	70
Net cash used in investing activities	(95,356)	(91,818)	(66,250)
Cash flows from financing activities:
Net change in bank overdraft	3,295	(13,424)	8,791
Borrowings under revolving credit facility	122,000	153,000	372,500
Repayments of borrowings under revolving credit facility	(154,000)	(157,500)	(351,500)
Borrowings under credit facility term loan	—	—	200,179
Repayments of credit facility term loan	(4,303)	(16,490)	(1,775)
Repayments of other long-term debt	(21)	(161)	(160)
Repayments of capital lease obligations	(7,277)	(5,725)	(5,340)
Payment of deferred loan fees	—	(399)	(1,279)
Repurchase of common stock	(1,724)	(4,416)	(266,732)
Exercise of stock options	838	1,626	3,322
Tax impact of stock option and restricted stock award transactions	299	174	1,611
Dividends paid on common stock	(13,140)	(12,728)	(13,419)
Net cash used in financing activities	(54,033)	(56,043)	(53,802)
Net increase (decrease) in cash and cash equivalents	377	(2,124)	1,313
Cash and cash equivalents at beginning of year	17,869	19,993	18,680
Cash and cash equivalents at end of year	$18,246	$17,869	$19,993

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JANUARY 31, 2010, 2009 AND 2008
(Dollars in thousands, except per share amounts)

Note 1 — Organization and Significant Accounting Policies

Description of Business

CKE Restaurants, Inc. ® (“CKE” or “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s ®, Green Burrito ® and Red Burritotm concepts. References to CKE Restaurants, Inc. throughout these Notes to Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”

Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of January 31, 2010, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	422	475	1	898
Franchised	666	1,228	11	1,905
Licensed	136	202	—	338
Total	1,224	1,905	12	3,141

On February 26, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Western Acquisition Holdings, Inc. (“Parent”), and Western Acquisition Corp., a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (“Merger”).  Parent and Merger Sub are affiliates of Thomas H. Lee Partners, L.P. (“THL”). If the Merger is completed, each share of our common stock issued and outstanding immediately prior to closing automatically will be cancelled and converted into the right to receive $11.05 in cash, and the Company will cease to be a publicly traded company. The closing of the Merger Agreement is subject to approval by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, the receipt of any required approvals, or the expiration or termination of the applicable waiting periods, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"), and other customary closing conditions. On March 19, 2010, we received notice from the Federal Trade Commission that early termination of the waiting period under the HSR Act has been granted effective immediately.  In addition, on the same date, we filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”) relating to the proposed special meeting of our stockholders to consider and vote on a proposal to adopt the Merger Agreement.

Basis of Presentation and Fiscal Year

Our accompanying Consolidated Financial Statements include the accounts of CKE, our wholly-owned subsidiaries, and certain variable interest entities (“VIE”) for which we are the primary beneficiary and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  All significant intercompany transactions are eliminated.

We operate on a retail accounting calendar. Our fiscal year is comprised of 13 four-week accounting periods and ends on the last Monday in January each year. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters have three periods, or 12 weeks. For clarity of presentation, we generally label all years presented as if the fiscal year ended January 31.  The fiscal year ended January 25, 2010 is referred to herein as fiscal 2010 or the fiscal year ended January 31, 2010.  The fiscal year ended January 26, 2009 is referred to herein as fiscal 2009 or the fiscal year ended January 31, 2009.  The fiscal year ended January 28, 2008 is referred to herein as fiscal 2008 or the fiscal year ended January 31, 2008.

Certain prior year amounts in the accompanying Consolidated Financial Statements have been reclassified to conform to current year presentation.

Variable Interest Entities

We consolidate one national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $18,295 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Consolidated Balance Sheet as of January 31, 2010, and $16,340 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Consolidated Balance Sheet as of January 31, 2009. Advertising fund assets, restricted, are comprised primarily of cash and receivables. These assets are restricted to funding the advertising fund liabilities. Advertising fund liabilities are comprised primarily of accounts payable and deferred obligations. Consolidation of the Hardee’s Funds had no impact on our accompanying Consolidated Statements of Income and Cash Flows.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Although the VIEs referred to above have been included in our accompanying Consolidated Financial Statements, we have no rights to the assets, nor do we have any obligation with respect to the liabilities, of these VIEs, and none of our assets serve as collateral for the creditors of these VIEs.

Certain of our franchisees, which combine to operate approximately 6.6% of all our franchised restaurants, are VIEs in which we hold a significant variable interest, but for which we are not the primary beneficiary. As of January 31, 2010, we had trade receivables related to these VIEs of $2,003, which are included in related party trade receivables in the accompanying Consolidated Balance Sheet. Additionally, as of January 31, 2010, there was $10,803 in other exposures related to lease obligations for properties subleased to these VIEs.

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

  Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consist primarily of restaurant food, packaging, equipment and supplies.

Assets Held for Sale

Assets held for sale consist of surplus restaurant properties and company-operated restaurants that we expect to sell within one year. We no longer depreciate assets once classified as held for sale.  As of January 31, 2010, total assets held for sale were $500 and were comprised of two surplus properties in our Hardee’s operating segment.  As of January 31, 2009, total assets held for sale were $805 and were comprised of four surplus properties in our Hardee’s operating segment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We record rent expense for leases that contain scheduled rent increases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date we are given control of the leased premises through the end of the lease term, which may include a rent holiday period prior to our opening the restaurant on the leased premises. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements, as well as the period over which we record straight-line rent expense. Contingent rentals are generally based on revenue in excess of stipulated amounts, and thus are not considered minimum lease payments and are included in rent expense as they are incurred. We generally do not receive rent concessions or leasehold improvement incentives upon opening a store that is subject to a lease.

Capitalized Costs

We capitalize direct costs and interest costs associated with construction projects that have a future benefit. If we subsequently make a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses.

 Goodwill

We test goodwill for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. We perform our annual impairment test during the first quarter of our fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The impairment test is performed at the reporting unit level. We consider the reporting unit level to be the brand level as the components (e.g., restaurants) within each brand have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods.

During the first quarter of fiscal 2010, we completed our annual assessments of the valuation of the Carl’s Jr. and Hardee’s brands. During the first quarters of fiscal 2009 and 2008, we completed our annual assessments of the valuation of the Carl’s Jr. reporting unit only, since the Hardee’s reporting unit had no recorded goodwill. Each of those assessments concluded that the fair value of the brand exceeded the carrying value and no impairment was recorded. As of January 31, 2010 and 2009, we had $24,589 and $23,688, respectively, in goodwill recorded in our accompanying Consolidated Balance Sheets.

Deferred Loan Fees

Costs related to the issuance of debt are deferred and amortized, utilizing the effective interest method, as a component of interest expense over the terms of the respective debt issues.

Revenue Recognition

Company-operated restaurants revenue is recognized upon the sale of food or beverage to a customer in the restaurant. Franchised and licensed restaurants and other revenue includes continuing rent and service fees, initial fees and royalties. Continuing fees and royalties are recognized in the period earned. Initial fees are recognized upon the opening of a restaurant, which is when we have performed substantially all initial services required by the franchise agreement. Renewal fees are recognized when a renewal agreement becomes effective. Rental revenue is recognized in the period earned. Sales of food, packaging, supplies and equipment to franchisees are recognized at the time of delivery to the franchisees. Our accounting policy is to present the taxes collected from customers and remitted to government authorities on a net basis.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Franchised and Licensed Operations

Franchise or license agreements set out the terms of our arrangements with our franchisees and licensees. Our franchise and certain license agreements require the franchisee or licensee to pay an initial, non-refundable fee and continuing fees based upon a percentage of sales.  Subject to our approval and payment of a renewal fee, a franchisee may generally renew the franchise agreement upon its expiration.

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

Advertising

We utilize a single advertising fund to administer our Carl’s Jr. advertising programs (“Carl’s Jr. Fund”) and the Hardee’s Funds to administer our Hardee’s advertising programs. As the contributions to these cooperatives are designated and segregated for advertising, we act as an agent for the franchisees and licensees with regard to these contributions. We record contributions from franchisees to the Carl’s Jr. Fund as a liability until such funds are expended. To the extent we participate in Hardee’s advertising cooperatives, our contributions are expensed as incurred. We consolidate the Hardee’s Funds into our accompanying Consolidated Financial Statements.

We charge Carl’s Jr. marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, when the commercial is first aired. To the extent we participate in Hardee’s advertising cooperatives, our contributions are expensed as incurred.

Share-Based Compensation

We use the modified prospective approach, under which share-based compensation cost is recognized ratably over the requisite service period and includes (i) previously unrecognized compensation cost for all share-based payments granted prior to, but not yet vested, as of January 31, 2006 based on their fair values measured at the grant date, (ii) compensation cost of all share-based payments granted subsequent to January 31, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to January 31, 2006 measured as of the date of such modification. In addition, these amounts are adjusted for forfeitures, estimated at the time of the grant, subsequently revised to reflect actual forfeitures.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For tax purposes, we expect to be entitled to a tax deduction, subject to certain limitations, based on the fair value of certain equity awards when the restrictions lapse or stock options are exercised. The cumulative compensation cost recognized for certain equity awards and amounts that ultimately will be deductible for tax purposes are temporary differences as prescribed by the FASB authoritative guidance for income tax. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in our financial statements, if any, will be recorded as an increase to additional paid-in capital when realized. However, if the tax benefit ultimately realized is less than the amounts recognized in our financial statements, the difference is first offset against amounts previously recognized as additional paid-in capital from excess tax deductions from previous share-based awards. Any remaining shortfall is recognized as tax expense.

As of January 31, 2010, we had several share-based compensation plans in effect, which are described more fully in Note 16.

Loss Contingencies

We routinely assess loss contingencies to develop estimates of likelihood and range of possible settlement. Those contingencies that are deemed to be probable, and for which the amount of expected loss is reasonably estimable, are accrued in our accompanying Consolidated Financial Statements. We do not record liabilities for losses we believe are only reasonably possible to result in an adverse outcome. See Note 24 for further discussion.

Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We have stop-loss insurance for individual workers’ compensation and general liability claims over $500 and auto liability claims over $250. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 3.25% as of January 31, 2010. In determining our estimated liability, management, with the assistance of our actuary, develops assumptions based on the average historical losses on claims we have incurred, actuarial observations of historical claim loss development, and our actuary’s estimate of unpaid losses for each loss category. As of January 31, 2010, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $37,228.

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

(iii) gain or loss on the sale of restaurants and refranchising transactions; and

(iv) amortization of discount related to estimated liability for closed restaurants.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, expected sublease income and refranchising proceeds. Accordingly, actual results could vary significantly from our estimates.

(i) Impairment of Long-Lived Assets

During the second and fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we review long-lived assets, such as property and equipment and purchased intangibles subject to amortization, for impairment.  Assets are not deemed to be recoverable if their carrying value is less than the undiscounted future cash flows that we expect to generate from their use.  Assets that are not deemed to be recoverable are written down to their estimated fair value.  Fair value is typically determined using discounted cash flows to estimate the price that a franchisee would be expected to pay for a restaurant and its related assets.

For purposes of the recoverability analysis, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally the individual restaurant level for fixed assets, capital lease assets and favorable leases. However, intangible assets, such as trademarks and franchise agreements, are grouped at a higher level, such as the concept level or franchise operations thereof, since we have determined such groupings to be the lowest level at which largely independent cash flows associated with these assets can be identified

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(ii) Store Closure Costs

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

The estimated liability for closed restaurants on properties vacated is based on the future lease payments and other contractual obligations for such properties until the lease has been abated. The amount of the estimated liability established is the present value of these estimated future payments, net of the present value of expected sublease income. The interest rate used to calculate the present value of these liabilities is based on an estimated credit-adjusted risk-free rate at the time the liability is established. The related discount is amortized and shown in facility action charges, net in our accompanying Consolidated Statements of Income.

(iii) Gain or Loss on the Sale of Restaurants

We record gains and losses on the sale of restaurants as the difference between the net proceeds received and net carrying values of the net assets of the restaurants sold.

(iv) Amortization of Discount Related to Estimated Liability for Closed Restaurants

When we calculate the present value of the estimated liability for closed restaurants, we use an interest rate that is based on an estimated credit-adjusted risk-free rate at the time the liability is established. This estimated credit-adjusted risk-free rate was 6.0% as of January 31, 2010. We amortize the discount over the expected term of the lease.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable. In performing this analysis, we consider all available evidence, both positive and negative, including historical operating results, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards and potential tax planning strategies that may be employed to prevent operating loss or tax credit carryforwards from expiring unused. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We maintain a liability for underpayment of income taxes and related interest and penalties, if any, related to uncertain income tax positions. The tax benefit from an uncertain tax position is recognized either upon expiration of the statutory audit period or when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Our policy on the classification of interest and penalties related to the underpayment of income taxes and uncertain tax positions is to record interest in interest expense, and to record penalties, if any, in general and administrative expense, in our accompanying Consolidated Statements of Income. Accrued interest and penalties are included in our liability for uncertain tax positions.

Income Per Share

We present basic and diluted income per common share pursuant to the two-class method. Effective as of the beginning of fiscal 2010, we adopted the Financial Accounting Standards Board (“FASB”) authoritative guidance that requires unvested share-based payment awards containing non-forfeitable rights to dividends to be included as participating securities in the income per share calculation pursuant to the two-class method.  Our calculations of basic and diluted income per common share reflect the adoption of this guidance and, accordingly, prior period calculations have been adjusted retrospectively.

Basic income per common share represents the income attributable to common shareholders divided by weighted-average common shares outstanding. Diluted income per common share represents income attributable to common shareholders plus the interest and fees relating to any dilutive convertible debt outstanding, divided by weighted-average common shares outstanding, including all potentially dilutive securities and excluding all potentially anti-dilutive securities. The dilutive effect of stock options is determined using the “treasury stock” method, whereby exercise is assumed at the beginning of the reporting period and proceeds from such exercise, unamortized compensation on share-based awards, and excess tax benefits arising in connection with share-based compensation are assumed to be used to purchase our common stock at the average market price during the period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the computation of basic and diluted income per common share for fiscal 2010, 2009 and 2008 as follows:

	2010	2009	2008
	(In thousands, except per share amounts)
Continuing Operations:
Income from continuing operations	$48,198	$36,956	$35,072
Less: Distributed and undistributed income from continuing operations attributable to unvested restricted stock awards	(846)	(646)	(434)
Income from continuing operations attributable to common shareholders for basic income per common share	47,352	36,310	34,638
Add: Interest and amortization costs for 2023 Convertible Notes, net of related tax effect	—	292	444
Add: Undistributed income from continuing operations attributable to unvested restricted stock awards	635	430	266
Less: Undistributed income from continuing operations reallocated to unvested restricted stock awards	(630)	(421)	(259)
Income from continuing operations attributable to common shareholders for diluted income per common share	$47,357	$36,611	$35,089

Discontinued Operations:
Loss from discontinued operations	$—	$—	$(3,996)
Add: Loss from discontinued operations attributable to unvested restricted stock awards	—	—	50
Loss from discontinued operations attributable to common shareholders for basic income per common share	—	—	(3,946)
Less: Loss from discontinued operations attributable to unvested restricted stock awards	—	—	(50)
Add: Loss from discontinued operations reallocated to unvested restricted stock awards	—	—	48
Loss from discontinued operations attributable to common shareholders for diluted income per common share	$—	$—	$(3,948)

Net Income:
Net income	$48,198	$36,956	$31,076
Less: Distributed and undistributed income attributable to unvested restricted stock awards	(846)	(646)	(384)
Income attributable to common shareholders for basic income per common share	47,352	36,310	30,692
Add: Interest and amortization costs for 2023 Convertible Notes, net of related tax effect	—	292	444
Add: Undistributed income attributable to unvested restricted stock awards	635	430	216
Less: Undistributed income reallocated to unvested restricted stock awards	(630)	(421)	(211)
Income attributable to common shareholders for diluted income per common share	$47,357	$36,611	$31,141
Denominator:
Weighted-average shares for computation of basic income per common share	53,792	52,254	59,410
Dilutive effect of stock options	419	637	1,249
Dilutive effect of 2023 Convertible Notes	—	1,188	1,752
Weighted-average shares for computation of diluted income per common share	54,211	54,079	62,411

Basic income per common share:
Basic income per common share from continuing operations	$0.88	$0.69	$0.58
Basic loss per share from discontinued operations	—	—	(0.06)
Basic income per common share	$0.88	$0.69	$0.52

Diluted income per common share:
Diluted income per common share from continuing operations	$0.87	$0.68	$0.56
Diluted loss per share from discontinued operations	—	—	(0.06)
Diluted income per common share	$0.87	$0.68	$0.50

We excluded 3,274, 3,018 and 1,289 potentially dilutive shares of our common stock related to stock options and 992, 949 and 752 potentially dilutive shares of our common stock related to restricted stock awards, in thousands, from the computation of diluted income per common share as their effect would have been anti-dilutive for fiscal 2010, 2009 and 2008, respectively.

Derivative Financial Instruments

We do not use derivative instruments for trading purposes. Currently our only derivative instruments are interest rate swap agreements with various counterparties.

We recognize all derivative instruments at fair value as either assets or liabilities on our balance sheet. The fair value of the derivative financial instruments is determined using valuation models that are based on the net present value of estimated future cash flows and incorporated market data inputs. Our interest rate swap agreements are not designated as hedging instruments. Accordingly, the gain or loss as a result of the change in fair value is recognized in our results of operations immediately. See Note 10 for a discussion of our use of interest rate swap agreements.

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

Comprehensive Income

We did not have any items of other comprehensive income during fiscal 2010, 2009 and 2008.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 — Adopted and Recently Issued Accounting Standards

In June 2009, the FASB issued authoritative guidance on the Accounting Standards Codification (“ASC” or “Codification”) and the Hierarchy of GAAP which establishes the Codification as the single source of authoritative guidance for nongovernmental financial statements prepared in accordance with GAAP, except for the Securities and Exchange Commission (“SEC”) rules and interpretive releases, which is also authoritative guidance for SEC registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and supersedes existing non-SEC accounting and reporting standards. We adopted the Codification during the quarter ended November 2, 2009, and there was no impact on our consolidated financial statements other than the removal of specific references to GAAP accounting pronouncements.

In September 2006, the FASB issued authoritative guidance for fair value measurements and disclosures which defines fair value, establishes a framework for measuring fair value and expands disclosures related to assets and liabilities measured at fair value. In February 2008, the FASB issued additional authoritative guidance which delayed the effective date for fair value measurements to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted all provisions of the authoritative guidance as of the beginning of fiscal 2009 except for the guidance applicable to non-recurring nonfinancial assets and nonfinancial liabilities. As of the beginning of fiscal 2010, we adopted the remaining provisions of the authoritative guidance and there was no material impact on our consolidated financial position or results of operations.

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

In March 2008, the FASB issued authoritative guidance for derivatives and hedging which requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under the guidance, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the authoritative guidance as of the beginning of fiscal 2010 and provided the required expanded disclosures (see Notes 3 and 10).

In June 2008, the FASB issued authoritative guidance for earnings per share. The guidance addresses whether instruments granted in share-based payment transactions may be participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic earnings per share pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted the authoritative guidance as of the beginning of fiscal 2010 and presented income per share for the current and prior periods in accordance with the authoritative guidance (see Note 1).

In May 2009, and subsequently amended in February 2010, the FASB issued authoritative guidance for subsequent events, which provides rules on recognition and disclosure for events and transactions occurring after the balance sheet date but before the financial statements are issued or available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted the authoritative guidance during the quarter ended August 10, 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In January 2010, the FASB issued new guidance on the disclosure requirements for fair value measurements and provided clarification of the existing disclosure requirements. This guidance requires separate disclosures for significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers.  In the reconciliation for Level 3 fair value measurements, the new guidance requires separate disclosures for purchases, sales, issuances, and settlements on a gross basis. This guidance revises the existing disclosure requirements to provide an increased level of disaggregation for classes of assets and liabilities measured at fair value, and require disclosures about the valuation techniques and inputs for fair value measurements using Level 2 and Level 3 inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. We have not yet evaluated the impact of adopting the requirements of the authoritative guidance on our consolidated financial position or results of operations.

Note 3 — Fair Value Measurements

The following table presents information on our financial instruments as of January 31, 2010 and 2009:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$18,246	$18,246	$17,869	$17,869
Notes receivable	2,183	2,534	5,406	5,171
Financial liabilities:
Long-term debt and bank indebtedness, including current portion	278,464	250,798	314,788	269,186

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value based on the following fair value hierarchy:

Level 1 -	Quoted prices in active markets for identical assets or liabilities;

Level 2 -
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2010 and 2009:

	Level	2010	2009
Interest rate swap agreements	2	$15,482	$17,590

The interest rate swap agreements are recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of our interest rate swap agreements, credit spreads for the contracting parties and interest rate curves.

The following table presents the fair values for those assets and liabilities measured at fair value during fiscal 2010 on a non-recurring basis, and remaining on our Consolidated Balance Sheet as of January 31, 2010.  Total losses include losses recognized from all non-recurring fair value measurements during fiscal 2010:

	Total	Level 1	Level 2	Level 3	Total losses
Long-lived assets held and used	$36	$—	$—	$36	$3,480

The fair value of long-lived assets held and used, is typically determined using discounted cash flows to estimate the price that a franchisee would be expected to pay for a restaurant and its related assets. See Note 1 for further discussion.

Note 4 — Accounts Receivable, Net and Notes Receivable, Net

Accounts receivable, net, as of January 31, 2010 and 2009 consisted of the following:

	2010	2009
Trade receivables	$26,676	$34,888
Income taxes receivable	7,259	4,231
Notes receivable, current portion	1,263	2,217
Other	176	122
Allowance for doubtful accounts	(358)	(720)
	$35,016	$40,738

The long-term portion of notes receivable, net, as of January 31, 2010 and 2009 consisted of the following:

	2010	2009
Franchisees	$379	$676
Other	1,075	3,112
Allowance for doubtful accounts	(379)	(529)
	$1,075	$3,259

The following table summarizes the activity in the allowances for doubtful accounts for fiscal 2008, 2009 and 2010:

	Accounts Receivable	Notes Receivable	Total
Balance as of January 31, 2007	$821	$2,786	$3,607
Recovery of provision	(24)	(1,170)	(1,194)
Charge-offs	(42)	(1,008)	(1,050)
Balance as of January 31, 2008	755	608	1,363
Provision	272	53	325
Charge-offs	(307)	(132)	(439)
Balance as of January 31, 2009	720	529	1,249
Recovery of provision	(62)	(150)	(212)
Charge-offs	(300)	—	(300)
Balance as of January 31, 2010	$358	$379	$737

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 — Property and Equipment, Net

Property and equipment, net, consisted of the following as of January 31, 2010 and 2009:

	Estimated Useful Life	2010	2009
Land		$126,366	$124,492
Leasehold improvements	3-25 years	211,410	202,598
Buildings and improvements	3-40 years	368,448	340,777
Equipment, furniture and fixtures	3-10 years	307,143	296,278
		1,013,367	964,145
Less accumulated depreciation and amortization		(445,033)	(420,375)
		$568,334	$543,770

During fiscal 2010, 2009 and 2008, we capitalized interest costs in the amounts of $766, $1,294 and $2,059, respectively.

Note 6 — Purchase and Sale of Assets

Hardees’s Refranchising Program

During fiscal 2009, we completed our refranchising program for our Hardee’s concept. The following table summarizes the sale of company-operated Hardee’s restaurants to franchisees and the related impact on our consolidated financial statements for fiscal 2009 and 2008:

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

Related Party Transactions

During fiscal 2010, we sold three company-operated Carl’s Jr. restaurants and related real property with a net book value of $965 to a former executive and new franchisee. In connection with this transaction, we received aggregate consideration of $1,300, including $100 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $233, which is included in facility action charges, net, in our accompanying Consolidated Statement of Income for fiscal 2010, in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

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

During fiscal 2009, we purchased the lease rights for a restaurant property, including the right to purchase the underlying land for an amount substantially below its fair value, and the building constructed on the leased land from a Trust, which is a related party of a member of our Board of Directors.  In connection with this transaction, we paid aggregate consideration of $1,868, recorded the building at its estimated fair market value of $100, and included the remaining $1,768 in land, in property and equipment, net in our accompanying Consolidated Balance Sheet, as of January 31, 2009. During fiscal 2010, we exercised the lease’s bargain purchase option and paid $160 to acquire the land.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase of Restaurant Assets.

During fiscal 2010, we purchased two Carl’s Jr. restaurants from two of our franchisees for $1,041. As a result of these transactions, we recorded inventories of $15, property and equipment of $122, identifiable intangible assets of $3, and goodwill of $901 in our Carl’s Jr. segment.

During fiscal 2009, we purchased five Hardee’s restaurants from one of our franchisees for $3,477, net of cash acquired. As a result of this transaction, we recorded inventories of $38, property and equipment of $2,348, identifiable intangible assets of $52 and goodwill of $1,039.

Note 7 — Leases

We occupy land and buildings under lease agreements expiring on various dates through fiscal 2036. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of revenue in excess of specified levels, are often required. Most leases obligate us to pay costs of maintenance, insurance and property taxes.

Property under capital leases, net, consisted of the following as of January 31, 2010 and 2009:

	2010	2009
Buildings	$60,435	$66,999
Equipment	18,234	4,745
	78,669	71,744
Less accumulated amortization	(46,090)	(48,341)
	$32,579	$23,403

Amortization of property under capital leases is included with depreciation expense. We sublease to our franchisees some of our property under capital leases. These assets are recorded as lease receivables and are included in other current assets and other assets instead of property under capital leases.

Net leases receivable consisted of the following, as of January 31, 2010 and 2009:

	2010	2009
Lease payments receivable	$3,778	$3,420
Less: unearned income	(1,284)	(1,250)
	2,494	2,170
Less: leases receivable in other current assets	(175)	(123)
Net leases receivable in other assets, net	$2,319	$2,047

We have leased and subleased land and buildings to others, primarily as a result of the refranchising of certain restaurants. Many of these leases provide for fixed payments, while others provide for contingent rent when revenue exceeds certain levels, or for monthly rentals based on a percentage of revenue. Lessees generally bear the cost of maintenance, insurance and property taxes. The carrying value of assets leased to others as of January 31, 2010 and 2009 was as follows:

	2010	2009
Land	$17,962	$18,231
Leasehold improvements	5,811	5,477
Buildings and improvements	25,161	26,017
Equipment, furniture and fixtures	1,298	975
	50,232	50,700
Less accumulated depreciation and amortization	(17,977)	(17,511)
	$32,255	$33,189

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum lease payments for all leases, including those in the estimated liability for closed restaurants, and the present value of net minimum lease payments for capital leases as of January 31, 2010 are as follows:

	Capital	Operating
Fiscal:
2011	$12,265	$88,402
2012	11,379	79,165
2013	10,409	71,217
2014	8,642	65,881
2015	6,733	57,477
Thereafter	22,094	302,426
Total minimum lease payments	71,522	$664,568
Less amount representing interest	(20,978)
Present value of minimum lease payments (interest rates primarily ranging from 6% to 14%)	50,544
Less current portion	(7,445)
Capital lease obligations, excluding current portion	$43,099

Total minimum lease payments have not been reduced for future minimum sublease rentals expected to be received. As of January 31, 2010, future minimum lease and sublease rental revenue expected to be received including amounts reducing the estimated liability for closed restaurants but not including contingent rentals (which may be received under certain leases), are as follows:

	Capital Subleases	Operating Leases or Subleases
Fiscal:
2011	$352	$31,468
2012	352	26,610
2013	352	22,909
2014	363	20,106
2015	263	15,904
Thereafter	2,096	75,250
Total future minimum rentals	$3,778	$192,247

Net rent expense under non-cancelable operating leases for fiscal 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Minimum rentals	$86,460	$84,723	$81,894
Contingent rentals	4,718	5,498	5,703
Gross rent expense	91,178	90,221	87,597
Less minimum sublease rentals	(32,401)	(31,969)	(28,606)
Less contingent sublease rentals	(3,476)	(3,350)	(3,407)
	$55,301	$54,902	$55,584

During fiscal 2002, we entered into certain sale leaseback transactions relating to restaurant properties we currently operate through which we generated net gains of $5,158. The net gains from such transactions were deferred and are being amortized as a reduction to occupancy and other operating costs over the terms of the leases. During fiscal 2010, 2009 and 2008, we recognized gains of $336, $342, and $339, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 — Intangible Assets, Net

As of January 31, 2010 and 2009, intangible assets with finite useful lives were primarily comprised of intangible assets obtained through our acquisition of Santa Barbara Restaurant Group, Inc. (“SBRG”) in fiscal 2003 and our Hardee’s acquisition transactions in fiscal 1999 and 1998. We amortize these assets on the straight-line basis over amortization periods ranging from 11 to 43 years.

The table below presents identifiable, definite-lived intangible assets as of January 31, 2010 and 2009:

	Weighted-	January 31, 2010			January 31, 2009
	Average	Gross		Net	Gross		Net
	Average Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Intangible Asset	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademarks	20	$3,166	$(1,251)	$1,915	$3,166	$(1,093)	$2,073
Favorable lease agreements	22	1,076	(756)	320	1,089	(706)	383
Franchise agreements and other	11	90	(8)	82	52	—	52
		$4,332	$(2,015)	$2,317	$4,307	$(1,799)	$2,508

Amortization expense related to these intangible assets for fiscal 2010, 2009 and 2008 was $216, $225 and $213, respectively.  For fiscal 2011 through 2012, amortization expense is expected to be $228 annually. For fiscal 2013, 2014 and 2015 amortization expense is expected to be $220, $208 and $196, respectively.

Note 9 — Other Current Liabilities

Other current liabilities as of January 31, 2010 and 2009 consisted of the following:

	2010	2009
Salaries, wages and other benefits	$33,066	$30,094
Estimated liability for self-insurance, current portion	10,876	10,547
Interest rate swaps, current portion	8,542	7,234
State sales taxes	5,481	5,643
Accrued property taxes	5,057	5,070
Accrued utilities	4,011	3,670
Estimated liability for closed restaurants, current portion	2,924	3,367
Accrued interest	337	415
Estimated liability for litigation	225	215
Other accrued liabilities	25,086	25,510
	$95,605	$91,765

Note 10 — Long-Term Debt and Bank Indebtedness

Long-term debt and bank indebtedness as of January 31, 2010 and 2009 consisted of the following:

	2010	2009
Borrowings under revolving portion of our Facility	$30,000	$62,000
Term loan under our Facility	247,432	251,735
Other long-term debt	1,032	1,053
	278,464	314,788
Less current portion	(12,262)	(4,341)
	$266,202	$310,447

Interest expense for fiscal 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
Facility	$5,174	$12,580	$14,093
Change in fair value of interest rate swap agreements	6,803	9,010	11,380
Capital lease obligations	5,380	4,546	5,074
2023 Convertible Notes, interest at 4%	—	404	608
Amortization of deferred loan fees	1,016	1,081	918
Letter of credit fees and other	881	988	960
Total interest expense	$19,254	$28,609	$33,033

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our senior credit facility (“Facility”) provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. During the first quarter of fiscal 2011, we expect to make a principal payment of $10,301 on the term loan portion of our Facility, which includes a payment of $9,630 based on excess cash flows for fiscal 2010, as required by the terms of our Facility. Accordingly, this amount has been included in the current portion of bank indebtedness and other long-term debt in our accompanying Consolidated Balance Sheet as of January 31, 2010. The remaining principal amount of the term loan is scheduled to be repaid in quarterly installments of $645 through January 1, 2012, three quarterly payments of $61,274, beginning on April 1, 2012, and a final payment of $48,794 due on January 1, 2013.

During fiscal 2010, we made $4,303 of regularly scheduled principal payments on the term loan, including a payment of $1,616 based on excess cash flows for fiscal 2009, as required by the terms of our Facility. As of January 31, 2010, we had (i) borrowings outstanding under the term loan portion of our Facility of $247,432, (ii) borrowings outstanding under the revolving portion of our Facility of $30,000, (iii) outstanding letters of credit under the revolving portion of our Facility of $35,363, and (iv) availability under the revolving portion of our Facility of $134,637. If the Merger is consummated, all amounts outstanding under the Facility will be repaid at or prior to closing.

As of January 31, 2010, the applicable interest rate on the term loan was the London Inter Bank Offering Rate (“LIBOR”) plus 1.38% per annum. Our outstanding borrowings under the revolving loan portion of our Facility bore interest at rates that were locked in for fixed terms of approximately 30 days, at LIBOR plus 1.50%, per annum, at January 31, 2010, and 2009. As of January 31, 2010 and 2009, borrowings under the revolving loan bore interest at weighted-average rates of 1.75% and 1.93% per annum, respectively. We also incur fees on outstanding letters of credit under our Facility at a per annum rate equal to 1.50% times the stated amounts.

We have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%. These agreements will expire on March 12, 2012. These derivative instruments were not designated as cash flow hedges at inception. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our accompanying Consolidated Statements of Income. We recorded interest expense under the swaps of $6,803, $9,010 and $11,380 during fiscal 2010, 2009 and 2008, respectively, to adjust the carrying value of the interest rate swap agreements to fair value. During fiscal 2010 and 2009, we paid $8,912 and $2,800, respectively, for net settlements under our fixed rate swap agreements. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure.

The following table identifies our derivative instruments and their location in our accompanying Consolidated Balance Sheets:

	January 31, 2010		January 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swap agreements	Other current liabilities	$8,542	Other current liabilities	$7,234
Interest rate swap agreements	Other long-term liabilities	6,940	Other long-term liabilities	10,356
		$15,482		$17,590

The terms of our Facility include financial performance covenants, which include a maximum leverage ratio, and certain restrictive covenants. The maximum leverage covenant requires us to maintain a leverage ratio not to exceed 2.75, 2.50 and 2.25 in fiscal 2010, 2011 and 2012, respectively.  As of January 31, 2010, our leverage ratio was 2.10. Our most significant restrictive covenants limit our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions. If the Merger is consummated, it would constitute a change of control for purposes of the Facility.  However, in connection with the consummation of the Merger, all amounts outstanding under the Facility will be repaid in full and the Facility will be terminated. Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties.

Our Facility permits us to spend an aggregate of $369,883 to repurchase our common stock and/or pay cash dividends, of which $58,074 remains for additional common stock repurchases and/or cash dividend payments, as of January 31, 2010. The aggregate amount allowed for common stock repurchases and/or cash dividend payments is increased each year by a portion of excess cash flows (as defined in our Facility). In addition to being limited by our Facility, our ability to repurchase common stock is limited by our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder. As of January 31, 2010, we are permitted to make additional repurchases of our common stock up to $36,875 under the Stock Repurchase Plan. In accordance with the terms of the Merger Agreement, we are restricted from certain repurchases of our common stock.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Long-term debt matures as follows:

Fiscal:
2011	$12,262
2012	2,609
2013	262,650
2014	34
2015	37
Thereafter	872
$278,464

Note 11 — Other Long-Term Liabilities

Other long-term liabilities as of January 31, 2010 and 2009 consisted of the following:

	2010	2009
Estimated liability for self-insurance	$26,352	$26,425
Estimated liability for deferred rent	14,767	13,620
Interest rate swaps	6,940	10,356
Estimated liability for closed restaurants	4,349	6,233
Other	26,396	27,319
	$78,804	$83,953

We are self-insured for our primary workers’ compensation, general and auto liability insurance exposures not covered by our stop-loss policy. A total of $37,228 and $36,972 was accrued as of January 31, 2010 and 2009, respectively (including the long-term portions noted in the above table and the current portions included in other current liabilities, as discussed in Note 9). See Note 1 for further discussion regarding our estimation process.

Note 12 — Stockholders’ Equity

Common Stock Repurchases

Pursuant to a program (“Stock Repurchase Plan”) authorized by our Board of Directors, we are allowed to repurchase up to an aggregate of $400,000 of our common stock.

The following table summarizes the repurchase of shares of common stock for fiscal 2010:

Shares repurchased	191,062
Average price per share	$9.02
Total cost, including trading commissions	$1,724
Shares retired	191,062

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder (21,933,283 shares at an average price of $16.56 per share, for a total cost, including trading commissions, of $363,125), we are permitted to make additional repurchases of our common stock up to $36,875 under the Stock Repurchase Plan as of January 31, 2010. In accordance with the terms of the Merger Agreement, we are restricted from certain repurchases of our common stock.

During fiscal 2010, we declared cash dividends of $0.24 per share of common stock, for a total of $13,178. Dividends payable of $3,317 and $3,279 have been included in other current liabilities in our accompanying Consolidated Balance Sheets as of January 31, 2010 and 2009, respectively. The dividends declared during the quarter ended January 31, 2010 were subsequently paid on February 16, 2010.  In accordance with the terms of the Merger Agreement, our ability to declare dividends is restricted.

 Stockholder Rights Plan

During fiscal 2009, our Board of Directors approved the adoption of a Stockholder Rights Plan and declared a dividend distribution of one right (“Right”) for each outstanding share of our common stock to stockholders of record as of the close of business on January 7, 2009.  The Rights were distributed as a non-taxable distribution.  Each Right entitled the registered holder to purchase from us a unit consisting of one one-hundredth of a share (“Unit”) of Series A Junior Participating Preferred Stock, $0.01 par value (“Series A Preferred Stock”), at a purchase price of $40.00 per Unit, subject to adjustment. As of December 31, 2009, the Rights expired, and the Stockholder Rights Plan was effectively terminated.

Note 13 — Franchised and Licensed Operations

Franchise arrangements generally provide for initial fees and continuing royalty payments to us based upon a percentage of revenue. We generally charge an initial franchise fee for each new franchised restaurant that is added to our system, and in some cases, an area development fee, which grants exclusive rights to develop a specified number of restaurants in a designated geographic area within a specified time period. Similar fees are charged in connection with our international licensing operations. These fees are recognized ratably when substantially all the services required of us are complete and the restaurants covered by these agreements commence operations.

Certain franchisees also purchase food, packaging, supplies and equipment from us. Additionally, franchisees may be obligated to remit lease payments for the use of restaurant facilities owned or leased by us, generally for periods up to 20 years. Under the terms of these leases, franchisees are generally required to pay related occupancy costs, which include maintenance, insurance and property taxes.

Franchised and licensed restaurants and other revenue for fiscal 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
Royalties	$84,447	$83,600	$75,690
Distribution center — food, packaging and supplies	192,188	204,834	195,144
Distribution center — equipment	21,630	23,646	24,297
Rent	33,596	33,625	29,659
Franchise fees and other	2,398	5,693	8,267
	$334,259	$351,398	$333,057

Franchised and licensed restaurants and other expenses for fiscal 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
Distribution center — food, packaging and supplies	$189,346	$203,898	$194,929
Distribution center — equipment	21,567	24,462	24,421
Rent and other occupancy	27,719	26,797	24,095
Other operating expenses	15,218	14,542	14,850
	$253,850	$269,699	$258,295

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 — Termination of Franchise Agreements

During the third and fourth quarters of fiscal 2009, we terminated our franchise agreements with two Hardee’s franchisees that operated 32 and 27 franchised restaurants, respectively, as a result of their inability to remedy, on a timely basis, certain defaults under the terms of the agreements.  During the third quarter of fiscal 2009, we assumed full operational control of 32 restaurants formerly operated by the first franchisee, six of which were subsequently closed, 23 of which we continue to operate, and three of which were refranchised during the fourth quarter of fiscal 2009. We recorded a gain of $615, which is included in facility action charges, net, in connection with this refranchising transaction. During fiscal 2010, a new franchisee purchased the 27 restaurants from the second former franchisee.

Note 15 — Facility Action Charges, Net

The components of facility action charges, net, for fiscal 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Estimated liability for new restaurant closures	$525	$601	$221
Adjustments to estimated liability for closed restaurants	558	540	426
Impairment of assets to be disposed of	—	1,528	485
Impairment of assets to be held and used	3,480	789	686
(Gain) loss on sales of restaurants and surplus properties, net	(260)	220	(2,964)
Amortization of discount related to estimated liability for closed restaurants	392	461	569
	$4,695	$4,139	$(577)

Impairment charges recognized in facility action charges, net were recorded against the following asset categories during fiscal 2010, 2009 and 2008:

	2010	2009	2008
Property and equipment:
Carl’s Jr.	$2,002	$237	$120
Hardee’s	1,245	2,080	1,034
	3,247	2,317	1,154
Property under capital leases:
Carl’s Jr.	40	—	—
Hardee’s	193	—	17
	233	—	17
Total:
Carl’s Jr.	2,042	237	120
Hardee’s	1,438	2,080	1,051
	$3,480	$2,317	$1,171

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity in our estimated liability for closed restaurants for fiscal 2008, 2009 and 2010:

	Carl’s Jr.	Hardee’s	Total
Balance as of January 31, 2007	$3,186	$9,173	$12,359
Estimated liability for new restaurant closures	—	221	221
Estimated liability for refranchising transactions	—	1,430	1,430
Usage	(1,332)	(3,263)	(4,595)
Adjustments to estimated liability for closed restaurants	770	(344)	426
Amortization of discount	152	417	569
Balance as of January 31, 2008	2,776	7,634	10,410
Estimated liability for new restaurant closures	—	601	601
Estimated liability for refranchising transactions	—	1,924	1,924
Usage	(1,009)	(3,159)	(4,168)
Adjustments to estimated liability for closed restaurants	336	36	372
Amortization of discount	124	337	461
Balance as of January 31, 2009	2,227	7,373	9,600
Estimated liability for new restaurant closures	284	241	525
Usage	(803)	(2,834)	(3,637)
Adjustments to estimated liability for closed restaurants	104	289	393
Amortization of discount	91	301	392
Balance as of January 31, 2010	1,903	5,370	7,273
Less current portion, included in other current liabilities	708	2,216	2,924
Long-term portion, included in other long-term liabilities	$1,195	$3,154	$4,349

 Note 16 — Share-Based Compensation

Total share-based compensation expense and associated tax benefits recognized for fiscal 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Share-based compensation expense related to performance-based restricted stock awards	$2,163	$4,970	$4,231
All other share-based compensation expense	5,993	7,564	7,147
Total share-based compensation expense	$8,156	$12,534	$11,378
Associated tax benefits	$2,681	$3,684	$2,338

Employee Stock Purchase Plan

Under the terms of our Employee Stock Purchase Plan (“ESPP”) eligible employees may voluntarily purchase, at current market prices, up to 5,407,500 shares of our common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salaries. We contribute varying amounts, as specified in the ESPP. During fiscal 2010, 2009 and 2008, 359,414, 299,335 and 195,665 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $8.79, $9.83 and $16.87 per share, respectively. We contributed $1,019 or an equivalent of 111,480 shares for fiscal 2010, $1,269 or an equivalent of 120,686 shares for fiscal 2009 and $960 or an equivalent of 50,936 shares for fiscal 2008. As of January 31, 2010, 1,069,379 shares were available for purchase under the ESPP. On February 26, 2010, the ESPP was suspended in connection with our execution of the Merger Agreement.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Incentive Plans

The 2005 Omnibus Incentive Compensation Plan, as amended, (“2005 Plan”) which has been approved by our stockholders, is an “omnibus” stock plan consisting of a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock grants, stock appreciation rights and stock units. Participants in the 2005 Plan may be granted any one of the equity awards or any combination thereof, as determined by the Compensation Committee of our Board of Directors. A total of 6,175,000 shares have been authorized for grant under the 2005 Plan. Options have a term of ten years from the date of grant and vest as prescribed by the Compensation Committee. Options are granted at a price equal to the fair market value of the underlying common stock on the date of grant. Restricted stock awards are awarded with an exercise price of $0. The 2005 Plan will terminate on March 22, 2015, unless the Board of Directors, at its discretion, terminates the Plan at an earlier date. As of January 31, 2010, 2,415,000 shares are available for future grants of options or other awards under the 2005 Plan.

Our 2001 Stock Incentive Plan (“2001 Plan”) Plan was established as a “broad-based plan”, as defined by the New York Stock Exchange, under which 800,000 shares have been authorized for grant. Awards granted to eligible employees under the 2001 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options have a term of ten years from the date of grant. Options are granted at a price equal to the fair market value of the underlying common stock on the date of grant. As of January 31, 2010, 9,648 shares are available for future grants of options or other awards under the 2001 Plan.

Our 1999 Stock Incentive Plan, as amended, (“1999 Plan”) was approved by our stockholders, which authorized 1,500,000 shares originally and an annual increase of 350,000 shares for grant under this plan. Awards granted to eligible employees under the 1999 Plan are not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee of our Board of Directors. Options have a term of ten years from the date of grant, except for incentive stock options granted to 10% or greater stockholders of CKE, which have a term of five years from the date of grant. Options are at a price equal to the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater stockholders of CKE may not be granted at less than 110% of the fair market value of the common stock on the date of grant. Restricted stock awards are awarded with an exercise price of $0 per share. The 1999 Plan terminated on March 16, 2009.

In general, options issued under our stock incentive plans have a term of ten years and vest over a period of three years. We generally issue new shares of common stock for option exercises. The grant date fair value is calculated using a Black-Scholes option valuation model.

If the Merger is consummated, each of the stock options that are outstanding pursuant to the 2005 Plan, 2001 Plan or 1999 Plan shall become fully vested and exercisable immediately prior to the closing. To the extent such stock options have an exercise price less than $11.05 per share, the holders of such stock options will be entitled to receive an amount in cash equal to $11.05 less the exercise price of the stock option.

The weighted-average assumptions used for stock option grants in fiscal 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Annual dividend yield	2.79%	2.16%	1.32%
Expected volatility	46.17%	58.07%	47.95%
Risk-free interest rate (matched to the expected term of the outstanding option)	3.01%	1.84%	3.33%
Expected life (years)	6.29	6.17	6.00
Weighted-average grant date fair value	$3.02	$3.93	$5.01

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transactions under all plans for fiscal 2010 were as follows:

Stock options outstanding:
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of January 31, 2009	4,816,269	$11.40
Granted	524,000	8.14
Exercised	(190,986)	4.39
Forfeited	(65,153)	11.70
Expired	(649,689)	16.09
Outstanding as of January 31, 2010	4,434,441	$10.63	5.80	$3,726
Exercisable as of January 31, 2010	3,445,665	$11.15	4.79	$3,434
Expected to vest as of January 31, 2010	907,166	$8.87	9.26	$259

The total intrinsic value of stock options exercised during fiscal 2010, 2009 and 2008 was $878, $964 and $5,717, respectively.

Restricted stock awards:
	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards as of January 31, 2009	884,212	$11.99
Granted	640,750	10.44
Awards vested	(434,981)	12.72
Forfeited	(3,031)	10.80
Restricted stock awards as of January 31, 2010	1,086,950	10.79

The total grant date fair value of restricted stock awards vested during fiscal 2010, 2009 and 2008 was $5,532, $11,294 and $6,787, respectively.

Unvested restricted stock awards as of January 31, 2010 consist of 517,478 restricted stock awards that have vesting periods ranging from one to four years and 569,472 performance-based restricted stock awards that were awarded to certain key executives. Pursuant to their amended employment agreements, these executives are awarded performance-based restricted stock on an annual basis through fiscal 2011. Annual awards are subject to adjustment, based on the final performance relative to specified performance goals over a specified performance period, resulting in minimum annual awards of no shares and maximum annual awards of 360,000 shares. We begin recognizing the share-based compensation expense related to these awards when we deem the achievement of performance goals to be probable. As of January 31, 2010, there was $10,904 of unrecognized compensation expense related to restricted stock awards. If all performance goals and service requirements are met for these restricted stock awards, the unamortized expense will be recognized over a weighted-average period of 1.29 years.

Subsequent to year-end, the employment agreements of certain key executives were amended, resulting in certain modifications to existing and future time-based restricted stock awards and performance-based stock awards.  These amendments reallocate certain of the existing and future performance-based restricted stock awards to time-based restricted stock awards. Additionally, the employment agreements amend the future performance criteria for existing and future grants of performance-based restricted stock awards.

If the Merger is consummated, each of the shares of restricted stock that are outstanding pursuant to the 2005 Plan, the 2001 Plan or the 1999 Plan shall become fully vested immediately prior to the closing and shall be treated as a share of the Company’s common stock for all purposes under the Merger Agreement.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 — Employee Benefit and Retirement Plans

Savings and Profit Sharing Plan

We sponsor a contributory plan (“401(k) Plan”) to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (“IRC”) for eligible employees other than operations hourly employees and highly compensated employees. Participants may elect to contribute up to 25% of their annual salaries on a pre-tax basis to the 401(k) Plan, subject to the maximum contribution allowed by the IRC. Our matching contributions are determined at the discretion of our Board of Directors. For fiscal 2010, 2009 and 2008, we did not make matching contributions to the 401(k) Plan.

 Deferred Compensation Plan

On June 28, 2005, our Board of Directors approved the CKE Restaurants, Inc. Deferred Compensation Plan (“Plan”). Under the Plan, participants may elect to defer, on a pre-tax basis, a portion of their base salary. Any amounts deferred by a participant will be credited to such participant’s deferred compensation account and we may make discretionary contributions to a participant’s deferred compensation account. The Board of Directors amended the Plan during the third quarter of fiscal 2009 to comply with recent changes to the Internal Revenue Code of 1986, as amended. The Plan terminated effective December 31, 2008.  The participants’ balances, totaling $889, were distributed to participants in accordance with the terms of the Plan during fiscal 2010. We made no discretionary contributions to participants’ accounts in fiscal 2010, 2009 or 2008.

Note 18 — Related Party Transactions

Certain members of the Board of Directors are also our franchisees. These franchisees regularly pay royalties and purchase food and other products from us on the same terms and conditions as our other franchisees. For fiscal 2010, 2009 and 2008, the total revenue generated from related party franchisees was $78,839, $83,326 and $85,516, respectively, which is included in franchised and licensed restaurants and other revenue in the accompanying Consolidated Statements of Income. As of January 31, 2010 and 2009, our related party trade receivables from franchisees were $5,037 and $4,923, respectively.

We lease various properties, including certain of our corporate offices and two restaurants from a Partnership and a Trust, both of which are related parties of a member of our Board of Directors. Lease payments under these leases for fiscal 2010, 2009 and 2008 amounted to $1,824, $1,034 and $1,063, respectively.

See Note 6 for discussion of the purchases and sales of assets with related parties.

Note 19 — Income Taxes

Income tax expense for fiscal 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
Current:
Federal	$534	$828	$6,864
State	1,617	1,061	1,676
Foreign	1,030	1,611	1,164
	3,181	3,500	9,704
Deferred:
Federal	26,544	18,736	13,319
State	(14,747)	(703)	1,636
	11,797	18,033	14,955
Total	$14,978	$21,533	$24,659

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of income tax expense attributable to continuing operations at the federal statutory rate of 35% to our income tax expense for fiscal 2010, 2009 and 2008:

	2010	2009	2008
Income tax expense at statutory rate	$22,112	$20,472	$20,907
State income taxes, net of federal income tax benefit	(8,535)	233	2,153
Nondeductible compensation	1,877	1,750	1,416
Other, net	(476)	(922)	183
	$14,978	$21,533	$24,659

As of January 31, 2010 and 2009, temporary differences and carryforwards gave rise to a significant amount of deferred tax assets and liabilities as follows:

	2010	2009
Estimated liability for closed restaurants	$3,225	$4,249
Net operating loss carryforwards	20,101	18,858
Basis difference in fixed assets	(23,391)	(10,080)
Goodwill and other intangible assets	18,301	26,369
Reserves and allowances	24,254	24,581
Capital leases	10,611	11,138
Federal and state tax credits	17,539	14,511
Interest rate swap agreements	6,066	6,883
Other	3,241	9,232
	79,947	105,741
Valuation allowance	(13,131)	(27,128)
Net deferred tax asset	$66,816	$78,613

As of January 31, 2009, we maintained a valuation allowance of $24,675 against substantially all of our net deferred income tax assets related to various states in which one or more of our entities file separate state income tax returns because we had concluded that realization of such deferred income tax assets was not more likely than not. During the fourth quarter of fiscal 2010, after considering all available evidence, positive and negative, including cumulative historical earnings in recent years, estimated future taxable income exclusive of reversing temporary differences on a jurisdictional basis and statutory expiration dates of NOL carryforwards, we concluded that we will more likely than not realize future tax benefits related to a portion of these deferred income tax assets.  As a result, we reduced our valuation allowance related to separate state deferred income tax assets by $15,222, which resulted in a $9,894 decrease of income tax expense for fiscal 2010, net of the related federal income tax effect.

Our remaining valuation allowance of $13,131 as of January 31, 2010, relates to state capital loss carryforwards, certain state NOL and income tax credit carryforwards and other temporary differences related to various states in which one or more of our entities file separate income tax returns. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even though we expect to generate consolidated taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.  During fiscal 2010 and 2009, our total valuation allowance decreased by $13,997 and $977, respectively.

As of January 31, 2010, we have federal alternative minimum tax (“AMT”) credit, general business tax credit and foreign tax credit carryforwards of approximately $14,445. Our AMT credits will be carried forward until utilized, and our general business tax credits and foreign tax credits would expire, if unused, in varying amounts in fiscal 2014 through 2030. As of January 31, 2010, we have state tax credit carryforwards of $5,946, which can be carried forward indefinitely but are subject to substantive limitations with regard to utilization. As of January 31, 2010, we have state NOL carryforwards in the amount of approximately $478,302, which expire in varying amounts in fiscal 2011 through 2030. As of January 31, 2010, we have recognized $3,240 of net deferred income tax assets related to our state income tax credit carryforwards and $11,392 of net deferred income tax assets related to our state NOL carryforwards, which represent our expected future tax savings from such carryforwards.

The federal and state tax credits and the state NOL carryforwards reflected in our income tax returns, as filed, include the impact of uncertain tax positions taken in open years. Accordingly, they are larger than the tax credits and NOL for which deferred income tax assets are recognized for financial statement purposes.

We adopted the FASB accounting guidance for uncertainty in income taxes at the beginning of fiscal 2008. The adoption of such guidance resulted in a decrease of $175 in refundable income taxes, an increase of $642 in income tax liabilities, an increase of $46 in deferred income tax assets and an increase of $771 in accumulated deficit.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for fiscal 2010, 2009 and 2008:

	2010	2009	2008
Unrecognized tax benefits, beginning of year	$17,194	$19,378	$15,913
Gross increases related to tax positions taken in prior years	13	19	363
Gross decreases related to tax positions taken in prior years	(320)	(464)	—
Gross increases related to tax positions taken in the current year	341	424	3,102
Gross decreases related to tax positions taken in the current year	(1,323)	(2,163)	—
Unrecognized tax benefits, end of year	$15,905	$17,194	$19,378

Included in the balance of unrecognized tax benefits as of January 31, 2010, are $4,269 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of January 31, 2010, are $11,636 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes, income taxes payable and valuation allowance. Amounts recorded for interest and penalties in connection with the unrecognized tax benefits noted above were not significant as of January 31, 2010 and 2009.

We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $3,323 may be necessary within the coming year as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken in fiscal 2011.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We have carried forward various federal and state NOL and income tax credits to income tax years that remain open by statute. As a result, such NOL and income tax credit carryforwards remain subject to adjustment by the respective tax authorities. Our federal income tax returns from fiscal 2007 and subsequent years are open for examination. In addition, our state income tax returns generally have statutes of limitations ranging from three to four years from the filing date.

Note 20 — Segment Information

We are principally engaged in developing, operating and franchising our Carl’s Jr. and Hardee’s quick-service concepts, each of which is considered an operating segment that is managed and evaluated separately. Management evaluates the performance of our segments and allocates resources to them based on several factors, of which the primary financial measure is segment operating income or loss. General and administrative expenses are allocated to each segment based on management’s analysis of the resources applied to each segment. Interest expense related to our Facility and the 2023 Convertible Notes has been allocated based on the use of funds. Certain amounts that we do not believe would be proper to allocate to the operating segments are included in “Other” (e.g., gains or losses on sales of long-term investments and the results of operations of consolidated VIEs). The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Carl’s Jr.	Hardee’s	Other	Total
2010
Revenue	$852,479	$565,462	$792	$1,418,733
Segment operating income	53,427	25,760	308	79,495
Interest expense	2,633	5,042	11,579	19,254
Total assets	300,329	368,889	154,325	823,543
Capital expenditures	52,038	50,390	—	102,428
Goodwill	23,550	1,039	—	24,589
Depreciation and amortization	36,695	34,211	158	71,064
Income tax expense (benefit)	20,052	8,640	(13,714)	14,978
2009
Revenue	$886,349	$595,487	$874	$1,482,710
Segment operating income	67,505	16,153	362	84,020
Interest expense	2,359	6,148	20,102	28,609
Total assets	285,962	352,023	166,702	804,687
Capital expenditures	58,822	57,691	—	116,513
Goodwill	22,649	1,039	—	23,688
Depreciation and amortization	33,011	30,328	158	63,497
Income tax expense (benefit)	24,530	4,246	(7,243)	21,533
2008
Revenue	$845,634	$685,273	$3,727	$1,534,634
Segment operating income	66,801	21,227	299	88,327
Interest expense	2,764	8,921	21,348	33,033
Capital expenditures(1)	81,298	48,966	1	130,265
Depreciation and amortization(1)	31,579	31,023	159	62,761
Income tax expense (benefit)	26,283	5,552	(7,176)	24,659

(1)	The difference between the total and the amount reported in our accompanying consolidated financial statements relates to our discontinued operations.

Note 21 — Discontinued Operations

We sold our La Salsa Fresh Mexican Grill restaurants and the related franchise operations to LAS Acquisition, LLC (“Buyer”) on July 16, 2007. Under the agreement, Santa Barbara Restaurant Group, Inc. a wholly-owned subsidiary of the Company, sold its 100 percent equity interest in La Salsa, Inc. and La Salsa of Nevada, Inc. (collectively, “La Salsa”) for adjusted consideration of $15,889. Pursuant to the agreement, we have retained contingent liabilities related to tax matters and certain litigation matters arising prior to the completion of the sale of La Salsa. In addition, we remain contingently liable for certain lease obligations and self-insurance exposures arising prior to the completion of the sale.

As of January 31, 2010, the outstanding principal balance under our note receivable from Buyer is $2,491.  The note is secured by the personal property of Buyer, a pledge of the La Salsa equity interests acquired by Buyer, and certain personal and corporate guarantees.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results from discontinued operations for fiscal 2008 were as follows:

2008
Revenue	$20,907
Operating loss	(724)
Interest expense	(22)
Other income, net	92
Income tax benefit	173
(481)
Loss on disposal of La Salsa	(1,389)
Income tax expense related to disposal of La Salsa	(2,126)
Net loss on disposal of La Salsa	(3,515)
Loss from discontinued operations	$(3,996)

Note 22 — Supplemental Cash Flow Information

The following table presents supplemental cash flow information for fiscal 2010, 2009 and 2008:

	2010	2009	2008
Cash paid for:
Interest, net of amounts capitalized	$19,590	$21,753	$20,235
Income taxes, net of refunds received	7,747	1,252	6,703

Non-cash investing and financing activities:
Dividends declared, not paid	3,317	3,279	3,148
Capital lease obligations incurred to acquire assets	15,951	6,485	—
Accrued property and equipment purchases	7,152	9,486	7,307

During fiscal 2009, we redeemed and converted the remaining $15,167 principal amount of our 2023 Convertible Notes into 1,786,963 shares of our common stock. There were no conversions during fiscal 2010 or 2008.

The cash used in financing activities related to the repurchase of common stock for fiscal 2009 and 2008 differs from the repurchase of common stock in our accompanying Consolidated Statements of Stockholders’ Equity by $268 and $92, respectively, reflecting the timing difference between the recognition of share repurchase transactions and their settlement for cash.

Note 23 — Selected Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly results:

	Quarter
	1st	2nd	3rd	4th
Fiscal 2010
Total revenue	$446,804	$335,967	$324,217	$311,745
Operating income	29,675	22,168	16,262	11,390
Net income	14,395	12,250	6,157	15,396
Basic income per common share	0.26	0.22	0.11	0.28
Diluted income per common share	0.26	0.22	0.11	0.28
Fiscal 2009
Total revenue	$466,171	$352,490	$336,595	$327,454
Operating income	29,630	22,885	17,755	13,750
Net income	16,620	12,340	5,388	2,608
Basic income per common share	0.32	0.24	0.10	0.05
Diluted income per common share	0.31	0.23	0.10	0.05

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable weather conditions, which may affect sales volume and food costs. In addition, all quarters presented are comprised of three four-week accounting periods, except the first quarters of fiscal 2010 and 2009, which are comprised of four four-week accounting periods.

Fourth Quarter Adjustment

During the fourth quarter of fiscal 2010, we recorded interest expense of $1,856 related to changes in the fair value of our interest rate swap agreements.

During the fourth quarter of fiscal 2010, we recorded an income tax benefit of $9,894 related to a reduction of our valuation allowance for deferred tax assets.

Note 24 — Commitments and Contingent Liabilities

Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental revenue and the payments on the leases as rental expense in franchised and licensed restaurants and other expense on our accompanying Consolidated Statements of Income. As of January 31, 2010, the present value of the lease obligations under the remaining master leases’ primary terms is $114,082. Franchisees may, from time to time, experience financial hardship and may cease payment on the sublease obligation to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $1,393, of which $1 is reserved for in our estimated liability for closed restaurants as of January 31, 2010.

Pursuant to our Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 10). Several standby letters of credit are outstanding under this sub-facility, which secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of January 31, 2010, we had outstanding letters of credit of $35,363, expiring at various dates through March 2011 to secure our self-insurance obligations.

As of January 31, 2010, we had unconditional purchase obligations in the amount of $68,031, which primarily include contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as defined in each Agreement. If such provisions were triggered, each affected executive would receive an amount ranging from one to three times his base salary for the remainder of his employment term plus, in some instances, either all of or a pro-rata portion of the bonus in effect for the year in which the termination occurs. Additionally, all options and restricted stock awarded to the affected executives which have not vested as of the date of termination would vest immediately, and restricted stock awards which have not yet been awarded would be awarded and would vest immediately. If all of these Agreements had been triggered as of January 31, 2010, we would have been required to make cash payments of approximately $15,800.

In the course of operating our business we are, from time to time, the subject of complaints or litigation. For example, disputes may arise with current or former employees regarding our practices relating to hiring, firing, harassment, wages and overtime, promotions and other employee-related matters. In addition, disputes may arise with customers alleging illness, injury, food quality, health or other concerns. We may also be the subject of complaints or litigation from suppliers, franchisees, landlords and other parties. Adverse publicity resulting from such complaints and litigation, and the cost of defending such litigation, may materially adversely affect us and our restaurants, regardless of whether allegations surrounding the disputes are valid or whether we are ultimately determined to be liable.

We are currently involved in legal disputes related to the proposed Merger (see Note 25), employment claims, real estate claims, and other business disputes. With respect to employment matters, our most significant legal disputes relate to employee meal and rest breaks, and wage and hour disputes.  Several potential class action lawsuits have been filed in the state of California, each of which is seeking injunctive relief and monetary compensation on behalf of current and former employees. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of this litigation.

As of January 31, 2010, our accrued liability for litigation contingencies was $225. The matters for which we maintain an accrued liability for litigation pose risk of loss significantly higher than the accrued amounts. As of January 31, 2010, we estimated the contingent liability of those losses related to other litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $655 to $2,245.

Note 25 — Merger Agreement

On February 26, 2010, we entered into the Merger Agreement, which provides for the Merger of the Company with and into the Merger Sub, with the Company surviving as a wholly-owned subsidiary of Parent, which is an affiliate of THL.  If the Merger is completed, each share of our common stock issued and outstanding immediately prior to closing automatically will be cancelled and converted into the right to receive $11.05 in cash, and the Company will cease to be a publicly traded company.  The closing of the Merger Agreement is subject to approval by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, the receipt of any required approvals, or the expiration or termination of the applicable waiting periods, under the HSR Act, and other customary closing conditions. On March 19, 2010, we received notice from the Federal Trade Commission that early termination of the waiting period under the HSR Act has been granted effective immediately.  In addition, on the same date, we filed a preliminary proxy statement with the SEC relating to the proposed special meeting of our stockholders to consider and vote on a proposal to adopt the Merger Agreement.

The terms of the Merger Agreement limit our ability to engage in certain business activities without the prior consent of Parent. The most significant of these restrictions limit our ability to pay dividends, issue or repurchase shares of our common stock, incur new indebtedness, modify our existing Facility, enter into or modify material contracts, grant liens on our assets, and effect any significant change in our corporate structure or the nature of our business.

The Merger Agreement contains certain termination rights and reimbursement obligations. Upon termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Parent a termination fee of $9,283 to $15,471, and to reimburse transaction expenses incurred by Parent and Merger Sub up to $5,000.

In connection with the Merger Agreement, to date, a total of six putative stockholder class action lawsuits have been filed in the Delaware Court of Chancery and the Superior Court of California for the County of Santa Barbara. Among other remedies, each of these lawsuits seek to enjoin the proposed Merger. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of any of these lawsuits.

EXHIBIT INDEX

Exhibits	Description
2.1
Agreement and Plan of Merger, dated as of February 26, 2010, by and among Western Acquisition Holdings, Inc., Western Acquisition Corp., and the Company, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the SEC on March 2, 2010.*

3.1	Certificate of Incorporation of the Company, as amended through December 9, 1997.+
3.2	Bylaws of the Company, as amended through September 4, 2008, incorporated herein by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 11, 2008.
10.1	Carl Karcher Enterprises, Inc. Profit Sharing Plan, as amended, incorporated herein by reference to Exhibit 10.21 to the Company’s Form S-1 Registration Statement (File Number 2-73695).**
10.2
CKE Restaurants, Inc. 1994 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-12399), as filed with the SEC on September 20, 1996.**

10.3
CKE Restaurants, Inc. Amended and Restated 1994 Employee Stock Purchase Plan (the “ESPP”), effective as of February 26, 2009, incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009, as filed with the SEC on March 25, 2009.**

10.4	Amendment No. 1 to the ESPP, effective as of February 25, 2010.+
10.5
CKE Restaurants, Inc. 1999 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-83601), as filed with the SEC on July 23, 1999.**

10.6
CKE Restaurants, Inc. 2001 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement (File Number 333-76884), as filed with the SEC on January 17, 2002.**

10.7
CKE Restaurants, Inc. 2005 Omnibus Incentive Compensation Plan (the “2005 Plan”), as amended, incorporated herein by reference as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 14, 2009.**

10.8	Form of Stock Option Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2005.**
10.9	Form of Restricted Stock Award Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2005.**
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

10.12	Form of Stock Award Agreement under the 2005 Plan, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2005.**
10.13
Employment Agreement, effective as of April 4, 2004, by and between the Company and Andrew F. Puzder, incorporated herein by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004, as filed with the SEC on April 7, 2004.**

10.14
Amendment to Employment Agreement between the Company and Andrew F. Puzder, effective as of February 1, 2005, incorporated herein by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, as filed with the SEC on April 25, 2005.**

10.15
Amendment No. 2 to Employment Agreement between the Company and Andrew F. Puzder, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006, as filed with the SEC on April 6, 2006.**

10.16
Amendment No. 3 to Employment Agreement between the Company and Andrew F. Puzder, effective as of October 12, 2006, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 17, 2006.**

10.17
Amendment No. 4 to Employment Agreement between the Company and Andrew F. Puzder, effective as of December 16, 2008, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009, as filed with the SEC on March 25, 2009.**

10.18	Amendment No. 5 to Employment Agreement between the Company and Andrew F. Puzder, effective as of April 1, 2010.+
10.19
Employment Agreement, effective as of January 27, 2004, by and between the Company and E. Michael Murphy, incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004, as filed with the SEC on April 7, 2004.**

10.20
Amendment No. 1 to Employment Agreement between the Company and E. Michael Murphy, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006, as filed with the SEC on April 6, 2006.**

10.21
Amendment No. 2 to Employment Agreement between the Company and E. Michael Murphy, effective as of October 12, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 17, 2006.**

10.22
Amendment No. 3 to Employment Agreement between the Company and E. Michael Murphy, effective as of December 16, 2008, incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009, as filed with the SEC on March 25, 2009.**

10.23	Amendment No. 4 to Employment Agreement between the Company and E. Michael Murphy, effective as of April 1, 2010.+
10.24
Employment Agreement, effective as of January 27, 2004, by and between the Company and Theodore Abajian, incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2004.**

10.25
Amendment No. 1 to Employment Agreement between the Company and Theodore Abajian, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006, as filed with the SEC on April 6, 2006.**

10.26
Amendment No. 2 to Employment Agreement between the Company and Theodore Abajian, effective as of October 12, 2006, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 17, 2006.**

10.27
Amendment No. 3 to Employment Agreement between the Company and Theodore Abajian, effective as of December 16, 2008, incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009, as filed with the SEC on March 25, 2009.**

10.28	Amendment No. 4 to Employment Agreement between the Company and Theodore Abajian, effective as of April 1, 2010.+
10.29
Employment Agreement, effective as of January 27, 2004, by and between the Company and Brad R. Haley, incorporated herein by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 17, 2004, as filed with the SEC on June 22, 2004.**

10.30
Amendment No. 1 to Employment Agreement between the Company and Brad R. Haley, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2006, as filed with the SEC on April 6, 2006.**

10.31
Amendment No. 2 to Employment Agreement between the Company and Brad R. Haley, effective as of March 20, 2007, incorporated herein by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2007, as filed with the SEC on March 30, 2007.**

10.32
Amendment No. 3 to Employment Agreement between the Company and Brad R. Haley, effective as of December 16, 2008, incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009, as filed with the SEC on March 25, 2009.**

10.33	Amendment No. 4 to Employment Agreement between the Company and Brad R. Haley, effective as of January 26, 2010.+
10.34
Employment Agreement, effective January 2004, by and between Hardee’s Food Systems, Inc. and Noah J. Griggs, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007, as filed with the SEC on June 28, 2007.**

10.35
Amendment No. 1 to Employment Agreement between the Company and Noah J. Griggs, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007, as filed with the SEC on June 28, 2007.**

10.36
Amendment No. 2 to Employment Agreement between the Company and Noah J. Griggs, effective as of March 20, 2007, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007, as filed with the SEC on June 28, 2007.**

10.37
Amendment No. 3 to Employment Agreement between the Company and Noah J. Griggs, effective as of June 11, 2007, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007, as filed with the SEC on June 28, 2007.**

10.38
Amendment No. 4 to Employment Agreement between the Company and Noah J. Griggs, effective as of December 16, 2008, incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009, as filed with the SEC on March 25, 2009.**

10.39	Amendment No. 5 to Employment Agreement between the Company and Noah J. Griggs, effective as of January 26, 2010.+
10.40
Employment Agreement between the Company and Richard E. Fortman, effective as of January, 2004, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 19, 2008, as filed with the SEC on June 25, 2008.**

10.41
Amendment No. 1 to Employment Agreement between the Company and Richard E. Fortman, effective as of December 6, 2005, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 19, 2008, as filed with the SEC on June 25, 2008.**

10.42
Amendment No. 2 to Employment Agreement between the Company and Richard E. Fortman, effective as of March 20, 2007, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 19, 2008, as filed with the SEC on June 25, 2008.**

10.43
Amendment No. 3 to Employment Agreement between the Company and Richard E. Fortman, effective as of December 16, 2008, incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009, as filed with the SEC on March 25, 2009.**

10.44	Amendment No. 4 to Employment Agreement between the Company and Richard E. Fortman, effective as of January 26, 2010.+
10.45
Employment Agreement between Hardee’s Food Systems, Inc. and Robert J. Starke, effective as of January 27, 2009, incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2009, as filed with the SEC on March 25, 2009.**

10.46	Amendment No. 1 to Employment Agreement between the Company and Robert J. Starke, effective as of January 26, 2010.+
10.47
Seventh Amended and Restated Credit Agreement, dated as of March 27, 2007, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago Branch, as Administrative Agent, and Citigroup Global Markets, Inc. and Bank of America, N.A., as Co-Syndication Agents, incorporated herein by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2007, as filed with the SEC on March 30, 2007.*

10.48
Additional Loan and First Amendment to Seventh Amended and Restated Credit Agreement, dated as of May 3, 2007, by and among the Company, the Lenders party thereto, and BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent, incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 21, 2007, as filed with the SEC on June 28, 2007.

10.49
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

10.50
Third Amendment to Seventh Amended and Restated Credit Agreement, dated as of March 7, 2008, by and among the Company, BNP Paribas, a bank organized under the laws of France acting through its Chicago branch, as Administrative Agent, and the subsidiaries of the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 13, 2008.

11.1	Computation of Per Share Earnings, included in Note 1 of Notes to Consolidated Financial Statements.
12.1	Computation of Ratios.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
__________
*	Schedules or exhibits omitted. The Company shall furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

**	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K

+           Filed herewith.