Form 10-K/A
period 2010-01-25
CKE RESTAURANTS INC
filed 2010-05-25
CIK 919628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended January 25, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
From the transition period from                      to
Commission File Number 1-11313
CKE Restaurants, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0602639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6307 Carpinteria Ave. Ste. A
Carpinteria, California 93013
(Address of principal executive offices)
(805) 745-7500
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 10, 2009 was approximately $455,282,234.
The number of outstanding shares of the registrant’s common stock was 55,232,512 as of May 10, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
On March 25, 2010, CKE Restaurants, Inc. (“CKE,” “we,” “our,” “us,” or the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended January 25, 2010 (the “Annual Report”) with the Securities and Exchange Commission (“SEC”). As previously disclosed in a preliminary proxy statement on Schedule 14A, which was filed with the SEC on May 4, 2010, and other forms and documents recently filed with the SEC, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), effective April 18, 2010, pursuant to which it has agreed to be acquired by affiliates of Apollo Management VII, L.P. for $12.55 per share in cash. As a result of the proposed transaction, the Company does not intend to hold an annual meeting of stockholders in 2010 unless the proposed transaction is not consummated. Because the Company has determined that it will not file a definitive proxy statement relating to an annual meeting of stockholders within 120 days following the last day of its most recently completed fiscal year, the Company is providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K in this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”). Except as specifically set forth in Part III below, no other changes are being made to the Annual Report.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Our Board of Directors has set the number of directors at ten in accordance with our amended Bylaws. Our Board of Directors is divided into three classes, with each class having approximately the same number of directors. Each class serves for a period of three years, with the terms of office of the respective classes expiring in successive years. The foregoing notwithstanding, directors serve until their successors have been duly elected and qualified or until they resign, become disqualified or disabled, or are otherwise removed.
The following tables set forth the names, ages, principal occupations, business experience and directorships of our directors:
DIRECTORS CONTINUING IN OFFICE UNTIL 2010

		Position, Principal Occupation, Business
Name and Age as of May 25, 2010		Experience and Directorships

Byron Allumbaugh	78	Mr. Allumbaugh has served as a director since 1996, and was appointed Chairman of our Board of Directors on July 19, 2005. Mr. Allumbaugh retired as Chairman of the board of directors of Ralphs Grocery Company on January 31, 1997, where he held numerous management positions since 1958, serving as Chief Executive Officer from 1976 to 1995 and Chairman of the board of directors from 1995 until his retirement. Currently a self-employed business consultant, Mr. Allumbaugh is also a past member of the board of directors of each of the Automobile Club of Southern California and The Pantry, Inc.

		Mr. Allumbaugh brings to the Board a long and successful business career and with that extensive experience in the restaurant and food service industries, both at the management level and the board level. His skills include operations, financial analysis, business strategy and development, marketing, distribution management, corporate governance and risk assessment. Mr. Allumbaugh has also developed specialized knowledge of the Company through his service as a director over the past 14 years.

Frank P. Willey	56	Mr. Willey has served as a director since 1994 and was appointed Vice Chairman in December 2008. He has served as a director and Vice Chairman of Fidelity National Financial, Inc., or FNF, since 1984, and served as General Counsel of FNF from 1984 to 1995, as well as its President from 1995 until 2000. Mr. Willey also currently serves as a director of PennyMac Mortgage Investment Trust, which is a public company, and is a director of several privately held companies.

		Mr. Willey brings to the Board extensive legal, operational and financial experience as an attorney and former president of FNF. His skills include finance, accounting and legal expertise, operations, business strategy and development, executive compensation and risk assessment. Mr. Willey has also developed a unique understanding of the Company through his 16 years of service to the Board.

Matthew Goldfarb	38	Mr. Goldfarb has served as a director since 2006. He has also served as lead independent director of Xinergy, Ltd. since December 2009, and served as a director of James River Coal Co. during 2006. Mr. Goldfarb until February 2010 managed loan sales and trading at Pali Capital, Inc. and Tradition North America. Prior thereto, Mr. Goldfarb was a Director and Senior Investment Analyst of Blackstone Group/GSO Capital Partners since January 2007, a Director and Senior Investment Analyst at Pirate Capital LLC for approximately two years, and prior to that was counsel at Icahn Associates Corp., an investment firm, from July 2000 to January 2005. Prior to that, Mr. Goldfarb was associated with the law firm of Schulte Roth & Zabel LLP.

		Mr. Goldfarb brings to the Board extensive experience with respect to financial markets, investment strategies and industry analysis. His particular skills include financial and business analysis, financial strategy, business strategy, long-range planning and financial market strategy.

DIRECTORS CONTINUING IN OFFICE UNTIL 2011

		Position, Principal Occupation, Business
Name and Age as of May 25, 2010		Experience and Directorships

Peter Churm	84	Mr. Churm has served as a director since 1979. Mr. Churm was Chairman of the board of directors of Furon Company from May 1980 through February 1992 and was President of that company for more than 16 years. From February 1992 until November 1999, Mr. Churm served as Furon Company’s Chairman Emeritus as well as a member of its board of directors.

		Mr. Churm brings to the Board unparalleled experience with the operation and development of the Company through his service as a director of the Company for 31 years and as the Chief Executive Officer of Furon Company. His particular skills include executive compensation, operations, business strategy and development, and product development.

Janet E. Kerr	55	Professor Kerr has served as a director since 2004. Professor Kerr is currently a professor of law and the Executive Director of the Geoffrey H. Palmer Center for Entrepreneurship and the Law at Pepperdine University School of Law in Malibu, California. Professor Kerr has served as a consultant to various companies on Sarbanes-Oxley Act compliance and corporate governance. She is currently a member of the board of directors of Larta, formerly known as the Southern California Regional Technology Alliance, has founded several technology companies and is a well-known author in the areas of securities, corporate law and corporate governance, having published several articles and a book on the subjects.

		Professor Kerr was a co-founder of X-Labs, a technology company co-founded with HRL Laboratories. Professor Kerr is also a member of the board of directors of La-Z-Boy Incorporated. Professor Kerr has had a distinguished professional, business and academic career and from that brings to the Board extensive business, legal and corporate governance experience. Her skills include risk management, executive compensation, corporate governance, legal and regulatory expertise, stockholder relations, policy matters and social responsibility matters.

Daniel D. (Ron) Lane	75	Mr. Lane has served as a director since 1993. Since February 1983, he has been a principal, Chairman and Chief Executive Officer of Lane/Kuhn Pacific, Inc. Mr. Lane is also a director of FNF and Fidelity National Information Services, Inc.

		Mr. Lane brings to the Board 17 years of experience as a director of the Company and extensive experience as the Chief Executive Officer of a private company, a member of the board of two public companies and a trustee of a highly regarded educational institution. His skills include operations, marketing, business strategy and leadership development.

Andrew F. Puzder	59	Mr. Puzder has served as a director since 2001. Mr. Puzder became our Chief Executive Officer in September 2000. From September 2000 to January 2009, he also served as our President. From February 1997 to September 2000, he served as our Executive Vice President, General Counsel and Secretary. Mr. Puzder was also Executive Vice President of FNF from January 1995 to June 2000. Mr. Puzder was a partner in the Costa Mesa, California law firm of Lewis, D’Amato, Brisbois & Bisgaard from September 1991 to March 1994, and a shareholder in the Newport Beach, California law firm of Stradling Yocca Carlson & Rauth from March 1994 until joining FNF in 1995.

		Mr. Puzder has been an executive officer of the Company for over 13 years and a director of the Company for over nine years. As a result, he brings extensive knowledge of the operations and long-term strategy of the Company. His particular skills include operations, franchising, management development, business strategy and development, product development, marketing, risk assessment and stockholder relations. The Board believes that Mr. Puzder’s vision, leadership and extensive knowledge of the Company is essential to the future growth of the Company.

DIRECTORS CONTINUING IN OFFICE UNTIL 2012

		Position, Principal Occupation, Business
Name and Age as of May 25, 2010		Experience and Directorships

Carl L. Karcher	61	Mr. Karcher has served as a director since 1992. Mr. Karcher is the President of CLK, Inc., a Carl’s Jr. franchisee. Mr. Karcher has been a Carl’s Jr. franchisee since May 1985. For more than 17 years prior to that time, Mr. Karcher was employed by us in several capacities, including Vice President, Manufacturing and Distribution. Carl L. Karcher is the son of the late Carl N. Karcher, our founder.

		Mr. Karcher brings over 40 years of experience in the quick service restaurant industry, including 18 years serving on the Board. Mr. Karcher started as a counter employee at the Company and was promoted to Vice President of Purchasing, Distribution and Manufacturing before leaving the Company to become a franchisee in 1985. As a former employee, long-time Board member and franchisee with an operating interest in 66 restaurants, Mr. Karcher has considerable personal knowledge of the Company and a unique perspective with respect to its operations.

Jerold H. Rubinstein	70	Mr. Rubinstein has served as a director since 2006. Mr. Rubinstein is Chairman of U.S. Global Investors, Inc., a mutual fund advisory company. Mr. Rubinstein has started and sold many companies over the years, including Bel Air Savings and Loan and DMX, a cable and satellite music distribution company. Most recently, Mr. Rubinstein was Managing Partner at Music Imaging & Media Imaging International. Mr. Rubinstein started and sold XTRA Music Ltd., a satellite and cable music distribution company in Europe. Mr. Rubinstein is both a CPA and attorney.

		Mr. Rubinstein brings to the Board, as a result of a lengthy career as an attorney, CPA and businessman, extensive experience in the areas of operations, legal analysis, financial and accounting expertise, and business development. His particular skills include finance and accounting, operations, long-range planning, brand and product development, business strategy and development, corporate governance and risk assessment.

Daniel E. Ponder, Jr.	56	Mr. Ponder has served as a director since 2001. He is currently the President and Chairman of the board of directors of Ponder Enterprises, Inc., a franchisee of Hardee’s restaurants. He has been a Hardee’s franchisee for over 25 years. Mr. Ponder served in the Georgia legislature until January 2001. Mr. Ponder was the 2003 recipient of the John F. Kennedy Profile in Courage Award.

		Mr. Ponder brings to the Board considerable experience in the quick service restaurant industry, both as a significant franchisee for over 25 years and a director for over nine years. As a franchisee, Mr. Ponder brings specialized knowledge and a unique perspective with respect to the operations, marketing, product development, business strategies and franchising of the Hardee’s brand.

Executive Officers
The information required to be disclosed about the Company’s executive officers is included under the heading “Executive Officers of the Registrant” in Item 10.
Family Relationships
There are no family relationships among any of our directors and executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely upon a review of such reports and amendments thereto received by us during or with respect to our most recent fiscal year, and upon written representations regarding all reportable transactions, we did not identify any such required report that was not timely filed except that Mr. Starke had one late Form 4 filing.
Code of Ethics
The information required to be disclosed about the Company’s code of ethics is included under the heading “Code of Ethics and Corporate Governance Information” in Item 10.
Material Changes to the Procedures by Which Security Holders May Recommend Nominees to Our Board
There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.
Audit Committee and Audit Committee Financial Expert
Our Board of Directors has a standing Audit Committee currently consisting of Mr. Rubinstein (Chairman), Mr. Willey and Mr. Allumbaugh. Our Board of Directors and the Nominating & Corporate Governance Committee have determined that each member of the Audit Committee is “independent” within the meaning of the rules of both the New York Stock Exchange (“NYSE”) and the SEC. Our Board of Directors has also determined that each member of the Audit Committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE. Finally, our Board of Directors has determined that Mr. Rubinstein is an “audit committee financial expert” within the meaning of the rules of the SEC. The Audit Committee operates under a written charter adopted by our Board of Directors, which is available through our website at www.ckr.com, and a copy of which will be made available in print, without charge, to any stockholder upon request.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Current Compensation Philosophy and Objectives
The Company’s current compensation philosophy is the result of an evolutionary process that began in fiscal 2001 (which ended in January 2001). During fiscal 2001, the Company was becoming a financially and operationally challenged company. The Company had $618,322,000 of funded debt outstanding at the end of its second fiscal quarter (excluding capital leases), a declining Adjusted EBITDA (as calculated for its senior lenders) and a low stock price of $1.96 on October 18, 2000. The Company also suspended its dividend payments during this fiscal year. With the Company’s operations in a state of decline, and with substantial losses and a decreasing cash flow from operations, the Company was fighting for its survival.
Also during fiscal 2001, the Company’s then Chief Executive Officer resigned. After due deliberation, in September 2000, the Board turned to Andrew F. Puzder. At that time, Mr. Puzder was the General Counsel and Secretary of the Company, and he had just recently been appointed the President and Chief Executive Officer of Hardee’s, a subsidiary of the Company, to deal with its operational challenges. Even though Mr. Puzder had neither significant quick service restaurant (“QSR”) operating experience, nor significant experience as a corporate “turnaround” specialist at that time, the Board nevertheless felt that the Company was in need of his strong leadership, and his administrative and legal skills.
Mr. Puzder, as Chief Executive Officer, proceeded to assemble the executive team that he felt was necessary to tackle the challenges facing the Company. In this regard, with Board direction and approval, he immediately selected E. Michael Murphy, who was then employed by the Company as Hardee’s General Counsel, to be Executive Vice President and General Counsel (and essentially the number two officer). Mr. Puzder then began searching for the right Chief Financial Officer. In fiscal 2004, Mr. Puzder determined, with Board direction and approval, that Theodore Abajian, who had experience as both a financial executive and the chief executive officer of a public QSR company, was the right person for this position. As a result, Messrs. Puzder, Murphy and Abajian became, and currently are, the top three executive officers of the Company.
The Board also felt that separate executive officers should be made responsible for the operations conducted by each of the Company’s two primary brands, Carl’s Jr. and Hardee’s, and a third executive should be made responsible for marketing all of the Company’s brands. In January 2004, because of a competitive labor market, the Board desired to provide stability to each of these positions. Accordingly, the Company extended to each of the persons who had been successfully performing these duties, Richard E. Fortman (Carl’s Jr.), Noah J. Griggs, Jr. (Hardee’s) and Bradford R. Haley (Marketing), an employment agreement, which detailed the terms of his respective employment arrangements.
During fiscal 2008, the Company determined that its training program required strengthening to support both Company and franchise growth domestically and internationally. Accordingly, the Company moved Mr. Griggs to Executive Vice President, Director of Training. In this capacity, Mr. Griggs took charge of the training activities for all of the Company’s brands. Except for the changes to Mr. Griggs’s title and duties, his employment agreement remained in effect in accordance with its terms. In connection with the change in Mr. Griggs title and duties, the Company, with Board direction and approval, promoted Robert J. Starke to the position of Executive Vice President, Hardee’s Operations. However, the Company did not enter into an Employment Agreement with Mr. Starke until the beginning of fiscal 2010.
On April 13, 2010, the Company separated from Mr. Griggs because the Company believes Mr. Griggs violated Company policy.
The compensation for each of the Company’s current executive officers (Messrs. Puzder, Murphy, Abajian. Fortman, Haley, and Starke) is provided for in their respective Employment Agreements, the details of which have been previously disclosed in the Company’s filings with the SEC. This compensation was, for the most part, based on the experience of and performance by these individuals, and dictated by the facts and circumstances of the Company and its performance during fiscal 2001 through 2005 (except with respect to Mr. Starke). Fiscal 2006, however, became a year of planned positive change for the Company.
When Mr. Puzder first assumed the position of Chief Executive Officer in September 2000, the Company was viewed as a highly troubled and vulnerable “turnaround” situation. This continued to be the case through fiscal 2005, even though the Company had made important progress in reducing its debt and improving sales at both brands, including repositioning Hardee’s to the verge of profitability. However, the Company believed that fiscal 2006 was the breakout year, and, by the end of fiscal 2006, it felt that the Company had successfully completed its turnaround.

For fiscal 2006, the Company had (i) a net income of $181,139,000, (ii) an Adjusted EBITDA (as calculated for the Company’s senior lenders) of $152,635,000, (iii) an average unit volume of $1,341,000 and $874,000 for the Company operated Carl’s Jr. and Hardee’s restaurants, respectively, (iv) average annual same-store sales increases for the preceding three years of 4.3% and 3.1% for Company operated Carl’s Jr. and Hardee’s restaurants, respectively, and (v) substantial decreases in restaurant operating costs as compared with fiscal 2001. In addition, by the end of fiscal 2006, the Company had reduced its outstanding funded debt (excluding capital leases) by $405,344,000 from the end of the second fiscal quarter of fiscal 2001, and had a stock price of $15.51. As a result, the strategic planning for the Company was switched from “turnaround” to growth and to enhancement of stockholder value and return of value to stockholders. In this regard, the Company resumed a dividend payment and adopted a stock repurchase program.
During fiscal 2006, because of the Company’s success and the performance of its management team, another important challenge was developing. There became an increased demand for talented executives with a proven track record of success, and, accordingly, the Compensation Committee believed that an interest developed in the Company’s executive team by outside influences and possibly competitors. In part, this demand was driven by the circumstances of the QSR industry and other related sectors and, in part, by the significant increase in private equity firm activity during that time. Whatever the reason for this demand, the Board believed that its executive team was a significant asset of the Company that required protection.
As a result of the confluence of these developments, in early fiscal 2007, the Company’s Compensation Committee undertook a thorough analysis of the compensation packages then in place for Messrs. Puzder, Murphy and Abajian. The primary objectives of this analysis were to assess whether the compensation package for each of these executives (i) was effective to retain and incentivize each of these executives, (ii) was an appropriate and fair reward for their prior performance, and (iii) was adequately tied to the interests of the Company’s stockholders. These objectives remain the current primary compensation philosophy of the Compensation Committee.
Targeted Overall Compensation
As noted above, during fiscal 2007, the Compensation Committee undertook a thorough analysis of the Company’s compensation packages. To assist the Compensation Committee in this analysis, the Committee engaged the services of J. Richard with J. Richard & Co., an executive compensation consultant and a compensation committee advisor. Mr. Richard is an independent compensation advisor to only the Company’s Compensation Committee. Mr. Richard has not previously performed, and does not currently perform, any other services for the Company or any of its affiliates.
In connection with the analysis in fiscal 2007, Mr. Richard selected 12 peer group companies. He then conducted an extensive analysis of their compensation practices, and compared them to the Company’s compensation practices. The 12 companies in this peer study group were Applebee’s International, Inc., Brinker International, Inc., California Pizza Kitchen, Inc., Cheesecake Factory Incorporated, Dominos Pizza, Inc., Jack in the Box Inc., Krispy Kreme Doughnuts, Inc., Outback Steakhouse, Inc., Panera Bread Company, Red Robin Gourmet Burgers, Inc., Ruby Tuesday, Inc. and Wendy’s International, Inc. Mr. Richard also conducted interviews with persons outside the Company who he thought could add valuable insight to the analysis, and he took note of (i) the “remarkable success that had been achieved over the last five years,” with supporting data and evidence, and (ii) the efficiency with which the Company was managed, with each of the top three executive officers performing duties that were, in many companies, performed by two or more persons. Examples of this efficiency were:
•	The Company did not have a separate Chief Executive Officer, President and Chief Operating Officer, as Mr. Puzder performed all three functions;

•	Mr. Murphy was not only General Counsel but he was also responsible for the Company’s franchising operations, and he was the Chief Administrative Officer, with human resources and IT reporting to him; and

•	The Company did not have a separate treasury function, as Mr. Abajian essentially fulfilled both the accounting and treasurer duties, together with being responsible for the Company’s Carl’s Jr. food distribution operations and the Company’s firm-wide equipment purchasing and distribution operations.
After Mr. Richard completed his review, analysis and comparison, he rendered a report entitled “Executive Officer Total Compensation and Equity Participation Review” to the Compensation Committee on August 10, 2006, in which he made certain recommendations regarding the total compensation packages for Messrs. Puzder, Murphy and Abajian. These recommendations were supported by analysis and data.

The Compensation Committee then began the process of determining what, if any, changes should be made to the Employment Agreements for each of these three executive officers. This process included three meetings by the Compensation Committee and several communications between meetings. Also, since it was important to the Committee that the executives feel, at the end of the process, that they were treated fairly, the Committee solicited input from these executives. This input was provided both in writing and verbally when the executives were asked to appear at certain of the Committee meetings. The Committee realized the complexities of comparing total compensation packages with other peer companies, as these total compensation packages varied widely in their amounts, makeup and mix. As a result, by seeking input from the executives, the Committee felt that it could better assess the proper mix of compensation, and the amounts thereof, for these executives. During this process, and as input was received from the executives, further input and advice was also provided by Mr. Richard.
This process extended over a two-month period, culminating on October 12, 2006, in an amendment being made to the Employment Agreement that the Company had with each of Messrs. Puzder, Murphy and Abajian at that time. The Compensation Committee concluded, in amending these Employment Agreements, that (i) these three executives had earned the right to be in the higher percentiles (greater than the 50th percentile) of total compensation within the peer company study group, (ii) their compensation should be a mix between cash and equity, and (iii) a substantial portion of their compensation should be earned based on performance. The Compensation Committee also noted, as part of its compensation determinations and as part of the Company’s current compensation philosophy, that the Company does not provide any pension or retirement benefits to its executives, thus avoiding any burdensome payments associated with an executive’s retirement. The Committee believes that this philosophy has the added benefit of incentivizing the executives to meet performance criteria to better provide for their retirement years.
There were a few requests that the executives made that were not included in these amendments, such as a tax gross-up and additional change-in-control benefits; however, the Committee did not believe that these were appropriate at that time. Even though these requests were not accepted, the Committee believed that the Company’s total compensation packages for these three executives would now achieve its objectives of retaining, rewarding and incentivizing them, and, at the same time, better aligning their interests with those of the Company’s stockholders. The details and outcome of this process are described under the appropriate headings below.
With respect to the compensation packages for Messrs. Fortman, Griggs, Haley and Starke, the Compensation Committee generally relies on recommendations made by Mr. Puzder. Each of these executives has an Employment Agreement that provides for a base salary and an annual cash bonus to be determined at the discretion of Mr. Puzder. In connection with the completion of each fiscal year, Mr. Puzder reviews and makes recommendations to the Compensation Committee regarding the amount of bonus to be paid to each for the fiscal year. At the same time, Mr. Puzder determines if he will recommend to the Committee an equity award for any or all of these executives, and whether there should be any increase in their base salary for the next fiscal year, all of which are completely discretionary. These recommendations are based primarily on Mr. Puzder’s assessment of the individual performances of each of these executives for the fiscal year, the financial performance of the Company’s brands, and the competitive nature of the executive labor environment. Specific aspects of performance heavily weighted by Mr. Puzder for Messrs. Fortman and Starke are (i) improvement in same- store sales, (ii) increases in the average unit volume of the Company operated restaurants, (iii) decreases in operating expenses, and (iv) comparisons to the performance of the Company’s competitors. Also, Mr. Puzder takes into account the efficiency of Mr. Haley, who is responsible for the marketing of both Carl’s Jr. and Hardee’s brands, roles previously performed by two persons. Mr. Puzder’s philosophy and objectives in reviewing the compensation packages for each of these executives is consistent with the Compensation Committee’s philosophy and objectives expressed above.
Under rules established by the SEC, Messrs. Puzder and Abajian are each considered to be named executive officers of the Company in light of their positions as our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), respectively. In addition, as a result of the total compensation that we have agreed to pay Mr. Murphy pursuant to the Employment Agreement, as amended, he is also considered to be a named executive officer with respect to each fiscal year. However, because of the discretionary elements of the compensation packages for each of Messrs. Fortman, Griggs, Haley and Starke, which two of the four will be included as a named executive officer with respect to each fiscal year may vary from year to year. For fiscal 2010, based upon the total compensation earned by the executive officers calculated in accordance with applicable SEC rules, Messrs. Haley and Starke are the additional two named executive officers. Accordingly, the remainder of this Compensation Discussion and Analysis focuses on the compensation policies applicable to, and the compensation paid to, Messrs. Puzder, Murphy, Abajian, Haley and Starke.

Employment Agreement Amendments During Fiscal 2009
During fiscal 2009, two significant dynamics occurred that impacted the Employment Agreements which the Company had with its named executive officers.
The first dynamic was the continued evolution of changes occurring with respect to executive compensation. Even though the Company had existing Employment Agreements with (at that time) six of its executive officers, the Compensation Committee felt it important that these agreements be reviewed in light of current executive compensation practices. In this regard, in October 2008, the Committee again engaged the services of Mr. Richard to review these agreements and report to the Committee his findings. On November 12, 2008, Mr. Richard issued a report to the Compensation Committee that contained two primary findings. The first was that the severance payment to the Company’s Chief Executive Officer, Mr. Puzder, in lieu of his bonus upon a termination without cause or upon a change in control was now out of line and should be reduced by 50%. This reduction would decrease this payment from six times his base pay to three times his base pay. The second had to do with when each of the six Employment Agreements terminated. At that time, none of the six Employment Agreements had a specific termination date but rather provided that a three-year notice was required in order to terminate the agreement without cause. Mr. Richard noted that this provision was now also out of line. As a result, Mr. Richard’s recommendation was that there be established a specific date upon which each Employment Agreement terminates without regard to any notice.
At approximately the same time as the Compensation Committee was reviewing the existing Employment Agreements, there was a second dynamic occurring, which was the volatility and instability of the financial markets. One of the consequences of this volatility and instability was the potential for sudden and erratic shifts in interest rates. As a result, management noted to the Compensation Committee that, under current accounting rules for derivatives such as interest rate swap agreements, this could have unintended consequences on the Company’s income statement. In this regard, the Committee was advised by its Chief Financial Officer that:
•	the Company had several multi-year interest rate swap agreements in place with respect to a substantial portion of its senior term debt which had the economic effect of fixing the Company’s cash interest payments on the term debt such that the effective interest rate was approximately 6.1% per annum during the term of the interest rate swap agreements;

•	because these are multi-year swap agreements, the accounting rules require that these agreements be “valued” at their fair market value in the Company’s financial statements, which value is dependent upon forward looking interest rate expectations on the date of valuation;

•	depending upon the valuation, there could be either a charge or credit to the Company’s income statement for the relevant accounting period, which over the entire term of the swap agreement will be zeroed out but, if valued at any given point of time within this term, could have a significant impact on the respective accounting period;

•	in budgeting for fiscal 2009, the Company did not include any credits or charges for these swap agreement derivatives because (i) the Company could not have foreseen the financial volatility and instability that was to occur in fiscal 2009, and (ii) even if it could have foreseen this volatility and instability, due to the magnitude of the volatility it would not have been able to reasonably estimate the size of any credits or charges related to these swap agreement derivatives in order to include them in the budget; and

•	any charge or credit would be reflected in the Company’s “pre-tax income” and would thus aberrationally affect the performance cash bonus formula contained in the Employment Agreements with Messrs. Puzder, Murphy and Abajian.
Based upon a thorough analysis and consideration of the above, in consultation with Mr. Richard, the Compensation Committee concluded that Messrs. Puzder, Murphy and Abajian should be given neither a windfall benefit nor a punitive penalty in any given accounting period resulting from marking the Company’s derivative interest rate swap agreements to market on a financial statement date.

Notwithstanding the occurrence of the above dynamics and the findings of Mr. Richard, the Compensation Committee could not unilaterally change the Employment Agreements which the Company had with its executives. Accordingly, the Committee promptly entered into a dialog with each of its executives to request that they relinquish certain benefits that they had in their Employment Agreements. After this dialog, on December 16, 2008, the Committee met to review its options in consultation with Mr. Richard. After this review, and since the Company’s executives were willing to relinquish certain of their rights, the Compensation Committee unanimously agreed with its executive officers to amend the current Employment Agreements as follows:
•	Mr. Puzder agreed to reduce the severance payable to him in lieu of his bonus from six times his then base salary to three times his then base salary;

•	Mr. Puzder, together with each of the other five executives with an Employment Agreement at that time (Messrs. Murphy, Abajian, Haley, Fortman, and Griggs), agreed that the Company’s requirement to provide a three-year notice of termination will terminate on July 11, 2012 and that each of their respective Employment Agreements will terminate on July 11, 2015;

•	Messrs. Puzder, Murphy and Abajian agreed that there will be excluded from their performance cash bonus calculation any benefit from a credit (or any penalty for a charge) arising from marking to market the Company’s interest rate swap agreement derivatives; and

•	Messrs. Murphy and Abajian will each be given the right to voluntarily terminate his Employment Agreement in the event that there is ever a “change in control” and receive the same severance benefits as he would have received had he been terminated without cause, provided that he gives notice of his termination within 90 days of the “change in control.”
In addition, there was a separate amendment to Mr. Murphy’s Employment Agreement in late December 2008. During the course of fiscal 2009, Mr. Murphy progressively undertook additional administrative duties. The Board assessed Mr. Murphy’s performance of both these new duties and his prior duties as Executive Vice President, General Counsel, Chief Administrative Officer and Secretary and concluded that Mr. Murphy performed these duties exceptionally well. Based on this performance, in December 2008, the Board appointed Mr. Murphy President of the Company, effective with the commencement of fiscal 2010. As a result of this promotion, the Compensation Committee requested that Mr. Richard update his report to the Committee regarding any impact which this promotion and Mr. Murphy’s added duties may have on Mr. Murphy’s compensation package. Mr. Richard updated his prior analysis and recommended to the Board that this promotion and these added duties should result in an increase in the compensation payable to Mr. Murphy. The Committee considered a variety of means by which this increase could be effected. In consultation with Mr. Richard, the Committee approved, effective with the commencement of fiscal 2010 (i) a $75,000 increase in Mr. Murphy’s annual base salary, from $561,750 to $636,750, and (ii) an increase in the maximum amount which Mr. Murphy may receive under his cash performance bonus from 200% of his base salary to 220% of his base salary. Mr. Murphy’s Employment Agreement was amended in December 2008 to reflect the foregoing changes.
Employment Agreement Amendments Effective Following Completion of Fiscal 2010
During fiscal 2010, mainly as a result of the financial market collapse and the resulting economic recession, the Compensation Committee determined that the performance standards set forth in the Employment Agreements for each of Messrs. Puzder, Murphy and Abajian had become very difficult to meet and that the equity incentive portion of the compensation package payable to those executive officers had lost a significant portion of its incentive and retentive qualities. As a result, the Compensation Committee requested that Mr. Richard undertake an assessment of the potential actions the Compensation Committee could take and report his findings to the Compensation Committee. In providing his report, Mr. Richard noted the following:
•	The compensation philosophy of the Compensation Committee is to establish compensation packages that maximize the retention and motivation of its executive officers;

•	The severe stresses that occurred in the financial markets and the resulting recession have had a dramatic and material adverse impact on the economy and most businesses, including the Company;

•	The scope and depth of this impact was unforeseeable at the time the executive compensation packages were approved and the equity incentive performance targets were established;

•	The already challenging performance targets relative to peer company performance targets have been rendered essentially unachievable, as a result of which the incentives provided for therein have been lost;

•	The effectiveness of the Compensation Committee’s compensation philosophy has been compromised; and

•	The executive compensation packages should be assessed in light of the changed circumstances.

The Compensation Committee was in general agreement with Mr. Richard regarding the effect of the economic recession on the Company’s compensation package.
Mr. Richard’s report, which was provided to the Compensation Committee in December 2009, detailed the research he conducted at the request of the Compensation Committee with respect to the cash and equity compensation packages paid to executives at 11 peer group companies holding comparable positions to those held by Messrs. Puzder, Murphy and Abajian. It also compared the Company’s operational performance for its last fiscal year to the operational performance of those same peer companies.
Following a review of the report, the Compensation Committee, with input from Mr. Richard, made certain recommendations about the aspects of the compensation packages with Messrs. Puzder, Murphy and Abajian that should and should not be modified, which are summarized as follows:
•	No change should be made to the cash component of the compensation packages;

•	The peer group companies to which the Company is compared should be enlarged and the mix of companies should be changed.

•	No change should be made to the vesting of any shares under the current compensation plan until after the completion of fiscal 2010. Thus, performance shares may continue to vest in accordance with the previous vesting schedule through the completion of fiscal 2010. Any modifications to the vesting of performance shares should be prospective only. Any shares which expire as of the last day of fiscal 2010 will be allowed to expire on their terms.

•	The 80-20 ratio between performance based shares and time based shares for the equity awards made beginning with awards granted in fiscal 2011 should be re-weighted to a 60-40 ratio such that more shares are subject to time based vesting. A portion of the performance based shares issued in fiscal 2010 that have not vested in accordance with their terms at the completion of fiscal 2010 should be reallocated as time based shares in accordance with a specified formula.

•	The Company should establish new vesting criteria for the performance based shares granted (or to be granted) to Messrs. Puzder, Murphy and Abajian in fiscal 2009, 2010 and 2011 (to the extent they do not vest based upon performance through fiscal 2010 under the current performance criteria). The new vesting criteria should require the Company to assess, over one-year and three-year performance periods, its “Operating Margin” and “Total Return” compared to the performance of the new peer group companies. The performance periods used to determine the vesting of these shares should be fiscal 2011, 2012 and 2013.

•	The executives should be required to hold restricted shares granted in fiscal 2010 and 2011 until January 30, 2014.

•	The Company should extend the application of the executive officers’ annual cash bonus performance awards for an additional year to fiscal 2011.
Following due deliberation and discussion with Mr. Richard, the Compensation Committee concluded that the proposed changes would establish new performance criteria that better align the incentive compensation earned by the Company’s top three executive officers with the Company’s financial and market performance. The Committee also believed that the new performance criteria would directly compare the Company’s financial and market performance to that of its competitors, and utilize incentive awards that provide more meaningful retention qualities.
As a result, on January 19, 2010, the Board of Directors, following the recommendation of the Compensation Committee, approved amendments to the Employment Agreements for each of Messrs. Puzder, Murphy and Abajian to incorporate the foregoing changes. The amendments were executed and delivered by the Company and each of Messrs. Puzder, Murphy and Abajian on January 28, 2010 (following completion of fiscal 2010). On the same date, the Company entered into amendments to the Employment Agreements with Messrs. Haley and Starke in order to extend the application of their discretionary bonus payments for an additional year, to fiscal 2011. This was the only change made to the Employment Agreements with Messrs. Haley and Starke.

It is important to note that, while the amendments referred to in the preceding paragraph were approved by the Board during fiscal 2010, the amendments by their terms do not have a significant impact on the compensation earned by our named executive officers in fiscal 2010. However, they could have a significant impact on the compensation earned by our named executive officers with respect to fiscal 2011 and thereafter.
Salary
A substantial portion of the total compensation for Messrs. Puzder, Murphy and Abajian is based upon performance as described below. However, the Compensation Committee realizes that it is important that the total compensation package provide for a reasonable base salary for its executive officers in the event that the criteria necessary to earn the performance rewards are not met.
At the beginning of fiscal 2009, the Committee asked Mr. Richard for his recommendation regarding the base salaries paid to Messrs. Puzder, Murphy and Abajian. Mr. Richard analyzed, among other things, (i) the available salary information for the peer company study group, (ii) the scope of responsibilities and duties performed by these executives, and (iii) their respective performances, and issued a report entitled “Executive Officer (Top Five) Total Compensation Review.” Based on this analysis, Mr. Richard, noting that the base salaries were currently in line with market, recommended that there be no change to the base salaries of Messrs. Puzder, Murphy and Abajian that were then in effect.
The Compensation Committee reviewed the analysis and supporting materials provided by Mr. Richard. After their review, the Compensation Committee agreed with the recommendation of Mr. Richard. Accordingly, the base salaries for Messrs. Puzder, Murphy and Abajian in effect at the end of fiscal 2008, remained in effect throughout fiscal 2009.
As noted under the above heading “Employment Agreement Amendments During Fiscal 2009,” Mr. Murphy’s base salary was increased by $75,000, effective with the commencement of fiscal 2010 in connection with his new title as the President of the Company. No other changes were made to the salaries of the executive officers in fiscal 2010.
Accordingly, at the end of fiscal 2010, the base salaries of the top three executives were as follows:

Executive:	Base Salary:

Mr. Puzder	$1,070,000
Mr. Murphy	$636,750
Mr. Abajian	$454,750
The base salary for Mr. Haley remained at $350,000 in accordance with the terms of his Employment Agreement. Any changes to his base salary are made in the sole discretion of Mr. Puzder in accordance with the terms of Mr. Haley’s Employment Agreement.
In addition, the Company entered into an Employment Agreement with Mr. Starke at the beginning of fiscal 2010. Pursuant to the terms of the Employment Agreement, Mr. Starke receives an annual base salary of $275,000. Any changes to his base salary are made in the sole discretion of Mr. Puzder in accordance with the terms of Mr. Starke’s Employment Agreement.
Annual Cash Bonus
The Compensation Committee has believed, and currently believes, that an important element of the executive’s cash compensation should be a cash bonus, but that this bonus should be based on the achievement of planned performance targets. The Committee also believes that, if the performance criteria is met, the cash bonus should be meaningful and one that the executive will work hard to earn. Similarly, it should be a bonus that, if earned, means that the stockholders are also seeing their value increased.

Based on these beliefs, effective for fiscal 2005, the Employment Agreements with each of Messrs. Puzder, Murphy and Abajian were structured to provide for an annual cash bonus based on performance. In this regard, these Employment Agreements provide as follows:
•	For each fiscal year, the Compensation Committee approves, at the beginning of the year, a “target income.” Generally, the “target income” is the “Income before taxes, discontinued operations and the cumulative effect of accounting charge for goodwill” reflected in the annual budget for that fiscal year, as approved by the Board. In developing this annual budget each year, the Board normally expects realistically achievable improvement over the prior year.
•	Upon completion of the fiscal year, the “actual income” for the year is compared to the “target income.”
•	If the “actual income” has the following percentage relativity to the “target income,” the indicated bonus amount will be earned:

Relativity:	Bonus Amount:

Under 80%	0

Between 80% and 100%	A percentage of base salary on a sliding scale beginning at 50% and sliding to 100%

Between 100% and 120%	A percentage of base salary on a sliding scale beginning at 100% and sliding to a maximum of 250% of base salary for Mr. Puzder, 220% of base salary for Mr. Murphy and 200% of base salary for Mr. Abajian.

Greater than 120%	A maximum of 250% of base salary for Mr. Puzder, 220% of base salary for Mr. Murphy and 200% of base salary for Mr. Abajian.
As described under the above heading “Salary,” at the beginning of fiscal 2009, the Compensation Committee conducted an annual review and analysis of the compensation packages for each of Messrs. Puzder, Murphy and Abajian. As part of this review, the Compensation Committee requested that Mr. Richard provide to the Committee an analysis of the above bonus formula and any recommendations which he may have with respect to the bonus formula. Based on Mr. Richard’s analysis, he recommended that there be no change to the bonus formula, or the amount of the bonus to be earned. The Compensation Committee accepted the recommendation of Mr. Richard, and no change was made to the bonus formula at that time. Similarly, no changes were made to the bonus formula for fiscal 2010.
As described above under the heading “Employment Agreement Amendments During Fiscal 2009,” the above bonus formula was modified to exclude from such formula any credit or charge associated with marking to market the Company’s interest rate swap agreement derivatives. Upon completion of fiscal 2010, it was determined that a net charge of $6,803,000 was required to be excluded from the calculation of “actual income” in response to this modification.
In addition, in fiscal 2010, the Board resolved that any transaction costs associated with the negotiation and execution of the Merger Agreement and related activities should be excluded from the formula. As a result, there were $823,000 of transaction costs excluded.
Accordingly, this cash bonus formula, as so modified, was in effect for fiscal 2010. In January 2009, the Board approved a budget for fiscal 2010, which included the “target income” for the year. This “target income” for fiscal 2010 was $57,399,000.
For fiscal 2010, the Company had “actual income” of $70,803,000 (after giving effect to the above modifications). This “actual income” was approximately 123% of the “target income.” Accordingly, based upon the above formula, the performance bonuses paid to Messrs. Puzder, Murphy and Abajian were as follows:

Executive (Base Salary):	Amount:

Mr. Puzder ($1,070,000)	$2,675,000
Mr. Murphy ($636,750)	$1,400,850
Mr. Abajian ($454,750)	$909,500
The Employment Agreement with each of Messrs. Haley and Starke provides that each annual cash bonus will be at the discretion of Mr. Puzder. While Mr. Puzder does establish certain performance criteria for each of these executives and assess performance with respect to those criteria as a factor when determining the bonus to be paid to the executives, the bonus awards are ultimately discretionary in nature. Based on Mr. Puzder’s recommendation, for fiscal 2010, Mr. Haley was paid a discretionary bonus of $300,000 and Mr. Starke was paid a discretionary bonus of $325,000.

Equity Incentives
During the first half of fiscal 2007, outside investment banking advisors suggested to the Compensation Committee that the Company’s executive team may be vulnerable to outside poaching because of their insubstantial equity interest in the Company. Because the executive team had become a very valuable asset of the Company, the Compensation Committee asked Mr. Richard to analyze this threat.
Mr. Richard undertook, as part of his analysis of the total compensation packages of Messrs. Puzder, Murphy and Abajian during fiscal 2007, an in-depth review of the retention effectiveness of the Company’s equity participation program at that time. In this regard, among other things, Mr. Richard reviewed (i) the historic equity awards to these executives, (ii) the equity programs of the peer company study group, (iii) surveys and research reports regarding compensation trends, (iv) the performance of these executives over the past several fiscal years, and (v) the stockholder value created during the Company’s management by these executives. In addition, Mr. Richard interviewed persons from the financial markets regarding both the marketability of these executives and the impact on equity trends due to the significant activity of private equity funds in the financial markets.
Based on Mr. Richard’s review and analysis, he concluded that “CKE is highly vulnerable in not providing sufficient retention effectiveness in its long-term incentive/equity participation program. This is occurring at a time when demand for top talent is very high.” Mr. Richard also noted the remarkable success that the Company and this management team have achieved over the past five years, with supporting data and commentary from research analysts.
Based on this conclusion, Mr. Richard recommended to the Compensation Committee in August 2006 that (i) substantially more equity participation was needed for Messrs. Puzder, Murphy and Abajian, (ii) the form of equity participation should be “full-value shares” in the form of “restricted share” awards, and (iii) substantially all of this participation should be performance based. In this regard, Mr. Richard specifically recommended that 300,000 restricted shares should be awarded to Mr. Puzder in each of fiscals 2007, 2008, 2009, 2010 and 2011 (for a total of 1,500,000 shares), and 75,000 restricted shares should be awarded to both Mr. Murphy and Mr. Abajian in each of these same fiscal years (for a total of 375,000 shares each). In both cases, Mr. Richard recommended that vesting should be approximately 87% performance based after three years from date of award and 13% time based over four to five years.
The Compensation Committee then analyzed Mr. Richard’s recommendations during the next several weeks of 2006 in great detail. The Committee, based on its analysis, concluded that the equity participation program for its top three executives needed to be improved in order to achieve its retention objectives. Based on input from the executives, the Compensation Committee also considered a “tax gross-up” and an extension of existing change in control provisions. However, the Committee concluded that it was not appropriate at that time to provide for a “tax gross-up” or any extension of existing change in control provisions.
The Committee’s primary focus thus became (i) the number of shares to be awarded, (ii) whether the awards should be restricted shares, options, and/or other equity based instruments, (iii) the mix between performance based and time based vesting, (iv) the performance criteria used to determine the vesting of the awards, (v) the vesting periods over which the awards would vest, and (vi) whether there should be further restrictions on resale after the awards vested.
After further analysis, the Compensation Committee essentially accepted Mr. Richard’s recommendations that (a) the total number of shares to be awarded over the five year time period should be 300,000 to Mr. Puzder and 75,000 to each of Messrs. Murphy and Abajian, per year, (b) the shares should be restricted shares, with a $0.00 purchase price, and (c) the vesting mix should be 80% to performance based (to provide maximum incentive and to better align the executives’ interests with those of the stockholders) and 20% to time based (a slight variation from Mr. Richard’s recommendation to give added reward for the job heretofore done by the executives). (Note that the mix between performance based shares and time based shares will be altered for fiscal 2011 as discussed above under the heading “Employment Agreement Amendments Effective Following Completion of Fiscal 2010.”) In accepting these recommendations, the Committee believed, subject to changes in circumstances or other unforeseeable developments, that there will be no further equity awards to Messrs. Puzder, Murphy and Abajian through fiscal 2011.
The Compensation Committee concluded, however, that, even though they are largely a reward, the restricted shares with vesting based on time should, nevertheless, have a retention feature. Accordingly, the award was structured to vest annually over four years, which was one year longer than the vesting schedule that the Company had previously been using for time-based vesting.

For the remaining portion of the restricted shares with vesting based on performance, the Compensation Committee reviewed the various alternatives that might be used as performance criteria. After considering several different alternatives, the Committee felt that the Company’s “operating income” would provide the most meaningful means by which performance could be measured. However, the Committee also felt that, in order to better measure performance, there should be excluded from “operating income” (i) gains or losses on the sale of Company operated restaurants, (ii) fees and costs associated with the purchase or sale of equities or the borrowing or reducing of debt, and (iii) expense incurred due to the vesting of the performance shares (the items listed in (i), (ii) and (iii) are referred to below as the “Exclusions”). The degree of success required to vest performance shares was then thoroughly considered. It was the Committee’s belief that the degree of success had to be realistically achievable to be a true incentive, but not so easily achievable that the incentive was lost. To balance these considerations, the Committee settled upon a formula that, initially, keyed off of the Company’s “operating income” for fiscal 2006. (Note that the performance criteria used to assess the vesting of performance shares will be altered beginning in fiscal 2011 as discussed above under the heading “Employment Agreement Amendments Effective Following Completion of Fiscal 2010.”)
Using fiscal 2006 as the base year, the Compensation Committee determined a “Target Operating Income” for fiscal 2007, which was a percentage improvement over the “operating income” for fiscal 2006. Using the “Target Operating Income” for fiscal 2007, the Committee determined a “Target Operating Income” for fiscal 2008, which was a percentage improvement over the “Target Operating Income” for fiscal 2007. This process of using the prior fiscal year’s “Target Operating Income” as the basis for determining the following fiscal year’s “Target Operating Income,” with a percentage improvement thereof, was repeated through fiscal 2013.
The percentage improvement referred to in the preceding paragraph was derived from analyzing the immediately preceding three year operating income history of each of the companies in Mr. Richard’s peer company study group. An average annual increase in operating income for these three years was calculated for each peer company in the study group. These averages were then ranked. The percentage used by the Compensation Committee in determining the percentage improvement of the year over year “Target Operating Income” was in approximately the 65th percentile.
To meet the Compensation Committee’s objectives, Mr. Richard had recommended that the performance shares should cliff vest three years after their award, if the actual cumulative operating income for these three years was at least equal to the cumulative “Target Operating Income” for these same three years. The Compensation Committee concurred, and this was one of the means by which the performance shares could vest.
However, because factors beyond the control of the executive officers could affect the achievement of these performance criteria, the Compensation Committee concluded that there would be three additional means by which performance shares could vest without diluting the incentive element of the award:
•	For each fiscal year within the three years for which the Company’s operating income was at least equal to the “Target Operating Income” for such year, one-third of the award would vest;

•	An annual partial vesting could occur if, for any fiscal year, the Company’s operating income was between 80% and 100% of the “Target Operating Income” for such fiscal year (with 50% vesting at 80% achievement, and an additional 2.58% vesting for each percent of achievement over 80%); and

•	If any of the performance shares did not otherwise vest during the first three years after the award because the applicable “Target Operating Income” criteria was not satisfied, such remaining shares could, nevertheless, vest if the Company’s average percentage increase in operating income over the three years was equal to or greater than the average percentage increase in operating income for at least eight of the 12 companies in the peer company study group.
In order to more closely tie all of these equity awards (both performance based and time based) to the interests of the Company’s stockholders, the Compensation Committee felt that it was important to prohibit the executive officers from selling any shares that may vest until after October 12, 2011, with certain exceptions, the most notable of which is that the executives can dispose of vested shares for the purpose of satisfying any withholding tax obligations resulting from the vesting of these shares. (Note that any restricted shares that are granted in fiscal 2010 or 2011 may not be sold until January 30, 2014, with certain exceptions, as discussed above under the heading “Employment Agreement Amendments Effective Following Completion of Fiscal 2010.”)

The above efforts by the Compensation Committee culminated on October 12, 2006, at which time each of Messrs. Puzder, Murphy and Abajian entered into an amendment to his respective Employment Agreement that reflects the terms and provisions described above.
In accordance with the terms of their Employment Agreements, on the last day of fiscal 2010, Messrs. Puzder, Murphy and Abajian had the following performance shares eligible for vesting if the applicable performance criteria for fiscal 2010 were met:

	From 10/12/07	From 10/12/08	From 10/12/09
Name:	Award:	Award:	Award:

Mr. Puzder	80,000	80,000	80,000
Mr. Murphy	20,000	20,000	20,000
Mr. Abajian	20,000	20,000	20,000
The Compensation Committee analyzed both the financial results of the Company for fiscal 2010 and the criteria necessary to vest the above shares, as described above. For purposes of this analysis, as provided in the Employment Agreements with each of Messrs. Puzder, Murphy and Abajian, the Company’s “Target Operating Income” for fiscal 2010 was $102,100,000. The Company’s actual “operating income” for fiscal 2010, adjusted for the Exclusions, was as follows:

“Operating Income” as reflected in the Income Statement	$79,495,000
Add back expenses incurred relating to performance shares	2,163,000
Add back net losses/(gains) on sale of restaurants to franchisees	(254,000)

“Adjusted Operating Income”	$81,404,000

Accordingly, Adjusted Operating Income was 80% of the Target Operating Income.
As discussed above, achieving Adjusted Operating Income at the 80% level results in vesting at the 50% level, as shown in the table below:

	From 10/12/07	From 10/12/08	From 10/12/09
Name:	Award:	Award:	Award:

Mr. Puzder	40,000	40,000	40,000
Mr. Murphy	10,000	10,000	10,000
Mr. Abajian	10,000	10,000	10,000
Accordingly, not all of the eligible shares were vested under this method. However, as discussed above, the eligible shares from the October 12, 2007 award that did not vest were also eligible for vesting based upon a comparison of the cumulative Target Operating Income for fiscal 2008, 2009 and 2010 to the cumulative Actual Operating Income for each such year as adjusted for the Exclusions. This comparison is as follows:

Fiscal:	Target Operating Income:	Adjusted Operating Income:

2008	$89,200,000	$90,546,000
2009	95,400,000	90,268,000
2010	102,100,000	81,404,000

	$286,700,000	$262,218,000

Since the cumulative Adjusted Operating Income did not exceed the cumulative Target Operating Income, no additional shares were eligible for vesting from the October 12, 2007 award based upon a comparison of the cumulative Target Operating Income for fiscal 2008, 2009 and 2010 to the cumulative actual Operating Income for those years.
As discussed above, the remaining unvested shares from the October 12, 2007 award could also vest if the Company’s average percentage increase in Operating Income over fiscal 2008, 2009 and 2010 was equal to or greater than the average percentage increase in operating income for at least eight of the 12 companies in the peer company study group. The analysis with respect to the satisfaction of this vesting condition will be completed in fiscal 2011 when the necessary peer data is available.

Equity awards to Messrs. Haley and Starke are based on the recommendation of Mr. Puzder. The Compensation Committee generally follows Mr. Puzder’s recommendation in this regard. As with salary increases, in connection with the completion of a fiscal year, Mr. Puzder applies the criteria described above under the heading “Targeted Overall Compensation” in determining the amount of equity incentives to be awarded to Messrs. Haley and Starke for the fiscal year. In making this determination, Mr. Puzder also takes into account the amount of equity incentives that had been previously awarded. Equity incentive awards are only made to Messrs. Haley and Starke once a year. Based on the foregoing and on the recommendation of Mr. Puzder, for their performance during fiscal 2010, the Compensation Committee awarded each of Messrs. Haley and Starke 20,000 stock options and 1,750 restricted shares (see the Grants of Plan-Based Awards Table below for a description of the terms of these awards).
Perquisites
The original Employment Agreement with each of Messrs. Puzder, Murphy and Abajian provides for the following perquisites:
•	Payment of the initiation fee and membership dues of a social or recreational club for the purpose of maintaining various business relationships on behalf of the Company. Each of Messrs. Puzder, Murphy and Abajian belong to a club.

•	Supplemental disability insurance sufficient to provide two-thirds of his pre-disability base salary for a two-year period (the Employment Agreements with Messrs. Haley and Starke also extend this benefit to each).

•	Dating back several years, the Company’s previous executive officers had been provided an “Executive Medical Reimbursement Plan,” which allowed these officers to be reimbursed for medical expenses not covered by the Company’s group health plan. This benefit had been extended to Messrs. Puzder, Murphy and Abajian (the Employment Agreements with Messrs. Haley and Starke also extend this benefit to each).
Except for what is provided for in their respective Employment Agreements, the named executive officers have not requested perquisites, and the Compensation Committee’s general philosophy is to keep perquisites to a minimum. However, the Company does, consistent with what the Compensation Committee believes to be usual practices at many other companies (i) pay directly or reimburse for mobile phones used by the named executive officers, (ii) pay the costs of preparing annually the income tax returns of Messrs. Puzder, Murphy and Abajian, and (iii) provide for a modest automobile allowance for each of the named executive officers.
The other perquisite set forth in the Perquisites Table below is for personal use of the Company’s aircraft. Because the Company’s executives are required to travel extensively, the Company has had a long-standing policy that allows family members of senior executives to utilize any empty seats that may exist on a flight originated for business purposes. From time to time family members of our named executive officers have utilized these seats. All personal usage is (i) reported as income to the Internal Revenue Service in accordance with its guidelines, on which the executive personally pays the income taxes, and (ii) valued in the Perquisites Table below in accordance with the methodology prescribed by the SEC.
Retirement Benefits
The Company does not have any pension or profit sharing plans to which the Company makes contributions for the benefit of any of our named executive officers. The Company also has no other plans or contractual obligations to pay retirement benefits of any type to any named executive officer.
The Compensation Committee does not presently foresee adopting any such benefits. The absence of these benefits has been taken into account in determining the elements of the total compensation packages of the named executive officers.
Severance Benefits/Change In Control
During fiscal 2006, at a time when the Company was well on its way to successfully completing its turnaround, the named executive officers expressed to the Compensation Committee some concerns about job security, especially as the term of their respective Employment Agreements approached expiration. For reasons noted above under the heading “Current Compensation Philosophy and Objectives,” the Compensation Committee valued the services of the Company’s named executive officers and, accordingly, engaged Mr. Richard to analyze the means by which the named executive officers’ concerns could be most effectively addressed, and to make a recommendation with respect thereto.

After his analysis of the matter, Mr. Richard recommended that the term of the Employment Agreement for each of the named executive officers be amended to a three-year “evergreen,” which means that the named executive officers would have a rolling three-year agreement. After studying Mr. Richard’s recommendation and other alternatives, the Compensation Committee adopted Mr. Richard’s recommendation, and, effective December 6, 2005, the Employment Agreement with each of the named executive officers was amended to provide for a rolling three-year “evergreen” term. As described under the above heading “Employment Agreement Amendments During Fiscal 2009,” and below under the heading “Employment Agreements” this provision was modified in December 2008.
There is some variation among the named executive officers as to the amount of severance that is paid if any of the named executive officers is terminated without cause. See the descriptions of the Employment Agreements for each of the named executive officers below under the heading “Employment Agreements,” and the “Potential Payments Upon Termination or Change in Control Table” for further details regarding the amount of these severance payments and under what circumstances they are paid.
Mr. Puzder was, until December 2008, the only named executive officer that had a “change in control” provision in the Employment Agreement. At the time that Mr. Puzder was given the Employment Agreement with this provision in it, the then Chairman of the Board of the Company had an Employment Agreement with this same provision. Accordingly, the intent at the time was to have Mr. Puzder’s “change in control” provision mirror that of the Chairman. Pursuant to this provision, if there is a “change in control,” Mr. Puzder has 12 months after such change within which to elect to terminate his services and receive his severance and other benefits. See the Potential Payments Upon Termination or Change in Control Table below for further details regarding the benefits accruing to Mr. Puzder if he elects to terminate his services within the 12 month period. In the event that Mr. Puzder incurs an “excise tax” as a result of a change in control, the Employment Agreement provides that the Company will reimburse him for the lesser of (i) the “excise tax,” or (ii) $1,000,000.
As described under the above heading “Employment Agreement Amendments During Fiscal 2009,” in December 2008, the Compensation Committee approved the addition of a “change in control” provision to the Employment Agreements of Messrs. Murphy and Abajian. These additions were in conjunction with other changes being made to these Employment Agreements and were approved by the Compensation Committee in consultation with Mr. Richard. Pursuant to this “change in control” provision, each of Messrs. Murphy and Abajian has 90 days after such change within which to elect to terminate his services and receive his severance and other benefits. See the Potential Payments Upon Termination or Change in Control Table below for further details regarding the benefits accruing to Messrs. Murphy and Abajian if he elects to terminate his services within the 90 day period. Among the reasons for this addition, the Compensation Committee felt that this would help bring the Employment Agreements of Messrs. Murphy and Abajian more in line with Mr. Puzder’s Employment Agreement.
As discussed under the heading “Equity Incentives” above, on October 12, 2006, the Employment Agreements with Messrs. Puzder, Murphy and Abajian were amended to provide, in part, for awards to each of restricted shares that would vest based solely on achieving specified performance goals over a three-year period. However, the Compensation Committee recognized that, if there was a change in control, the underlying set of facts would change, and the performance criteria may, therefore, no longer be applicable or appropriate. As a result, the Compensation Committee believed that the appropriate basis for vesting these performance shares should be altered in this situation if the shares do not otherwise accelerate by reason of the elections described above. In this regard, the Compensation Committee determined that, if there is a change in control, (i) all previously awarded performance shares that have not vested as of the change in control will thereafter vest monthly, in equal amounts, over the balance of their three year performance period, and (ii) all performance shares which have not yet been awarded will vest monthly, in equal amounts, over what would have been their three year performance period.
All of the named executive officers receive the benefit of the “change in control” features of the Company’s three active equity plans, to the extent that they have equity awards under any of these plans. These “change in control” features are as follows:
2005 Plan. The 2005 Plan provides acceleration of all unvested awards (unless the award agreement provides otherwise) if a “Triggering Event” occurs within 12 months following a “Change in Control.” There are three types of “Triggering Events”: (1) involuntary termination of the participant’s employment by the Company without “Cause,” (2) the participant’s “Constructive Termination,” which the 2005 Plan defines as the participant’s voluntary termination under specified adverse circumstances or (3) the failure of the Company (or a successor entity) to assume, replace, convert or otherwise continue any award in connection with the “Change in Control” (or another corporate transaction or other change affecting the Company’s common stock).

1999 and 2001 Plans. The 1999 Plan and 2001 Plan provide acceleration of all unvested equity awards immediately prior to a “Change in Control” unless the equity awards are assumed, or there are substituted new equity awards of comparable value covering shares of a successor corporation. The 1999 Plan expired in March 2009, and, accordingly, no further awards may be made under the 1999 Plan.
Employee Stock Purchase Plan
In fiscal 1995, the Company adopted an Employee Stock Purchase Plan (“ESPP”) that is not tax qualified. This ESPP provides the named executive officers the opportunity to have withheld from their cash wages, including bonuses, an amount that will be utilized to purchase shares of the Company’s common stock in the open market at the times and in the manner provided for in the ESPP. For every dollar that the named executive officer has withheld from his wages, the Company will, if the named executive officer is still employed by the Company one year later, contribute for the benefit of the named executive officer after the one year 50% of such amount. The Company’s contribution will also be utilized to purchase shares of the Company’s common stock in the open market for the benefit of the named executive officer at the times and in the manner provided for in the ESPP. The All Other Compensation Table below reflects the amount of contribution that the Company made for the benefit of each named executive officer under this ESPP during fiscal 2010. The ESPP was suspended in accordance with the terms of the Merger Agreement.
Deferred Compensation Plan
During fiscal 2006, the Company adopted a Deferred Compensation Plan that allows a named executive officer to have withheld from his wages, including bonuses, an elective amount, which would constitute “deferred compensation.” Under the Deferred Compensation Plan, the Company would repay this withheld amount, together with the earned income thereon, at a time designated by the executive (within certain Plan limitations). In the meantime, this deferred amount, and the earned income thereon, would be a general unsecured obligation of the Company. For any named executive officer who elected to participate in this Deferred Compensation Plan, there would be no benefit provided by the Company to any such named executive officer relating to his participation, other than the administration of the Plan. Any amounts that might be withheld pursuant to this Deferred Compensation Plan would earn income for the benefit of the named executive officer based upon the earnings from one of the six investment alternatives selected by the named executive officer. There is no stated, minimum or guaranteed rate of return that a named executive officer can earn on his deferred amount. The Compensation Committee recommended that this Deferred Compensation Plan be adopted to provide the named executive officers added flexibility in their retirement planning. However, because of the low participation in this Plan, during fiscal 2009 the Board of Directors approved the termination of this Plan, which was terminated on December 31, 2008.
Employment Agreements
Andrew F. Puzder. The Company and Mr. Puzder are parties to a three-year Employment Agreement that commenced as of the beginning of fiscal 2005, pursuant to which Mr. Puzder currently serves as the Company’s Chief Executive Officer. Prior to January 27, 2009, Mr. Puzder also served as the Company’s President. Mr. Puzder’s Employment Agreement was amended effective December 6, 2005 to provide for automatic renewal on a daily basis so that the outstanding term on Mr. Puzder’s employment is always three years, until notice of non-renewal or termination of the Employment Agreement is given by either party to the other. Mr. Puzder’s Employment Agreement was further amended effective December 16, 2008 to provide that such automatic and continuous three-year renewal feature will terminate on July 11, 2012, at which time the outstanding term on Mr. Puzder’s employment shall convert to a remaining three (3) year term ending on July 11, 2015. Mr. Puzder’s Employment Agreement was again amended on January 28, 2010 as discussed above under the heading “Employment Agreement Amendments During Fiscal 2010.”
On October 12, 2006, Mr. Puzder’s Employment Agreement was amended to increase his annual base salary to $1,000,000, retroactive to August 14, 2006, which base salary is subject to periodic increases at the discretion of the Compensation Committee of the Board of Directors. Effective February 1, 2007, Mr. Puzder’s annual base salary was increased to $1,070,000. The Employment Agreement, as amended, also provides for annual cash bonuses through fiscal 2011. For each fiscal year, Mr. Puzder’s annual bonus is calculated by first determining the difference between the Company’s target annual income, as determined by Mr. Puzder and the Compensation Committee prior to the commencement of the fiscal year, and its actual annual income, both as defined in the Employment Agreement. If actual income is less than 80% of target income, Mr. Puzder shall receive no bonus. If actual income is 80% of target income, Mr. Puzder shall receive a bonus equal to 50% of his then current annual base salary. If actual income is greater than 80%, but less than 120%, of target income, Mr. Puzder shall receive a bonus calculated pursuant to a formula as described above under the heading “Annual Bonus.” If actual income is 120% or greater of target income, Mr. Puzder shall receive a bonus equal to 250% of his then current annual base salary.

On October 12, 2006, the Employment Agreement was amended to provide for grants of restricted shares as follows: (i) a grant of 60,000 restricted shares on October 12, 2006, and the Company’s agreement to grant 60,000 additional restricted shares on October 12 of each of 2007, 2008, 2009 and 2010 (for a total of 300,000 restricted shares), which shares vest in four equal annual installments commencing one year from the date of grant, and (ii) a grant of 240,000 restricted shares on October 12, 2006, and the Company’s agreement to grant 240,000 additional restricted shares on October 12 of each of 2007, 2008, 2009 and 2010 (for a total of 1,200,000 restricted shares), which shares shall only vest if certain performance criteria are satisfied, as set forth in the Employment Agreement. The allocation of the restricted shares referenced above between performance based shares and time based shares, and the vesting criteria for the performance shares, have been modified as discussed above under the heading “Employment Agreement Amendments During Fiscal 2010.”
The Employment Agreement can be terminated by the Company for cause as defined in the Employment Agreement. In the event the Company terminates Mr. Puzder’s employment without cause, or Mr. Puzder terminates his employment with the Company for good reason, or in the event of a change in control of the Company resulting in Mr. Puzder’s termination, each as defined in the Employment Agreement, the Company will be obligated to pay a lump sum consisting of (a) Mr. Puzder’s minimum annual base salary then in effect multiplied by the number three, plus (b) an amount equal to 100% of Mr. Puzder’s minimum annual base salary then in effect multiplied by the number three. In addition, in the event that the Company terminates Mr. Puzder’s employment without cause, or Mr. Puzder terminates his employment with the Company for good reason or in the event of a change in control of the Company resulting in Mr. Puzder’s termination, all restricted stock awards, restricted stock unit awards and other forms of equity compensation awards granted which have not vested as of the date of termination shall vest immediately, and all restricted shares which the Company has agreed to grant after the date of such termination shall be granted as of the date of the termination and shall vest immediately to the maximum extent possible consistent with limitations imposed under the Company’s equity plans. Some circumstances will require that such payments and grant of restricted shares to Mr. Puzder in the event the Company terminates Mr. Puzder’s employment without cause, or Mr. Puzder terminates his employment with the Company for good reason or in the event of a change in control of the Company resulting in Mr. Puzder’s termination, as described above, be made no earlier than six (6) months following Mr. Puzder’s termination of employment, as required by Section 409A of the Code. Additionally, the Company shall maintain, until December 31 of the second calendar year following the calendar year in which such termination occurred, all those employee benefit plans and programs in which Mr. Puzder was entitled to participate immediately prior to the date of termination which are exempt from the term “nonqualified deferred compensation plan” under Section 409A of the Code. In the event of his death, Mr. Puzder’s legal representatives will receive the minimum annual base salary for the remainder of the term, and all unvested options will immediately vest and be exercisable for 90 days from Mr. Puzder’s death.
E. Michael Murphy. In January 2004, the Company entered into a three-year Employment Agreement with E. Michael Murphy to serve as Executive Vice President, General Counsel and Secretary of the Company. Effective January 27, 2009, Mr. Murphy’s Employment Agreement was amended to change his position to President, Chief Legal Officer and Secretary of the Company, and to increase his annual base salary to $636,750, which base salary is subject to periodic increases at the discretion of the Compensation Committee of the Board of Directors. Mr. Murphy’s Employment Agreement was amended effective December 6, 2005 to provide for automatic renewal on a daily basis so that the outstanding term on Mr. Murphy’s employment is always three years, until notice of non-renewal or termination of the Employment Agreement is given by either party to the other. Mr. Murphy’s Employment Agreement was further amended effective December 16, 2008 to provide that such automatic and continuous three-year renewal feature will terminate on July 11, 2012, at which time the outstanding term on Mr. Murphy’s employment shall convert to a remaining three (3) year term ending on July 11, 2015. Mr. Murphy’s Employment Agreement was again amended on January 28, 2010 as discussed above under the heading “Employment Agreement Amendments During Fiscal 2010.”
Mr. Murphy’s Employment Agreement, as amended, provides for annual cash bonuses through fiscal 2011. For each fiscal year, Mr. Murphy’s annual bonus is calculated by first determining the difference between the Company’s target annual income, as determined by the Compensation Committee prior to the commencement of the fiscal year, and its actual income, both as defined in the Employment Agreement. If actual income is less than 80% of target income, Mr. Murphy shall receive no bonus. If actual income is 80% of target income, Mr. Murphy shall receive a bonus equal to 50% of his then current annual base salary. If actual income is greater than 80%, but less than 120%, of target income, Mr. Murphy shall receive a bonus calculated pursuant to a formula as described under the above heading “Annual Bonus.” If actual income is 120% or greater of target income, Mr. Murphy shall receive a bonus equal to 220% of his then current annual base salary.

On October 12, 2006, the Employment Agreement was amended to provide for grants of restricted shares as follows: (i) a grant of 15,000 restricted shares on October 12, 2006, and the Company’s agreement to grant 15,000 additional restricted shares on October 12 of each of 2007, 2008, 2009 and 2010 (for a total of 75,000 restricted shares), which shares vest in four equal annual installments commencing one year from the date of grant, and (ii) a grant of 60,000 restricted shares on October 12, 2006, and the Company’s agreement to grant 60,000 additional restricted shares on October 12 of each of 2007, 2008, 2009 and 2010 (for a total of 300,000 restricted shares), which shares shall only vest if certain performance criteria are satisfied, as set forth in the Employment Agreement. The allocation of the restricted shares referenced above between performance based shares and time based shares, and the vesting criteria for the performance shares, have been modified as discussed above under the heading “Employment Agreement Amendments During Fiscal 2010.”
The Employment Agreement can be terminated by the Company for cause as defined in the Employment Agreement. In the event the Company terminates Mr. Murphy’s employment without cause, or Mr. Murphy terminates his employment with the Company for good reason, or in the event of a change in control of the Company resulting in Mr. Murphy’s termination, each as defined in the Employment Agreement, the Company will be obligated to pay a lump sum consisting of (a) Mr. Murphy’s minimum annual base salary then in effect times the number three, plus (b) a pro rata portion of the bonus for the year in which the termination occurs. In addition, in the event that the Company terminates Mr. Murphy’s employment without cause, or Mr. Murphy terminates his employment with the Company for good reason or in the event of a change in control of the Company resulting in Mr. Murphy’s termination, all restricted stock awards, restricted stock unit awards and other forms of equity compensation awards granted which have not vested as of the date of termination shall vest immediately, and all restricted shares which the Company has agreed to grant after the date of such termination shall be granted as of the date of termination and shall vest immediately to the maximum extent possible consistent with limitations imposed under the Company’s equity plans. Some circumstances will require that such payments and grant of restricted shares to Mr. Murphy in the event the Company terminates Mr. Murphy’s employment without cause, or Mr. Murphy terminates his employment with the Company for good reason or in the event of a change in control of the Company resulting in Mr. Murphy’s termination, as described above, be made no earlier than six (6) months following Mr. Murphy’s termination of employment, as required by Section 409A of the Code. Additionally, the Company shall maintain, until December 31 of the second calendar year following the calendar year in which the termination occurred, all those employee benefit plans and programs in which Mr. Murphy was entitled to participate immediately prior to the date of termination which are exempt from the term “nonqualified deferred compensation plan” under Section 409A of the Code. In the event of his death, Mr. Murphy’s legal representatives will receive the minimum annual base salary for the remainder of the term, and all unvested options will immediately vest and be exercisable for 90 days from Mr. Murphy’s death.
Theodore Abajian. In January 2004, the Company entered into a three-year Employment Agreement with Theodore Abajian to serve as Executive Vice President and Chief Financial Officer of the Company. Mr. Abajian’s Employment Agreement was amended effective December 6, 2005 to provide for automatic renewal on a daily basis so that the outstanding term on Mr. Abajian’s employment is always three years, until notice of non-renewal or termination of the Employment Agreement is given by either party to the other. Mr. Abajian’s Employment Agreement was further amended effective December 16, 2008 to provide that such automatic and continuous three-year renewal feature will terminate on July 11, 2012, at which time the outstanding term on Mr. Abajian’s employment shall convert to a remaining three (3) year term ending on July 11, 2015. Mr. Abajian’s Employment Agreement was again amended on January 28, 2010 as discussed above under the heading “Employment Agreement Amendments During Fiscal 2010.”
On October 12, 2006, Mr. Abajian’s Employment Agreement was amended to increase his annual base salary to $425,000, retroactive to August 14, 2006, which base salary is subject to periodic increases at the discretion of the Compensation Committee. Effective February 1, 2007, Mr. Abajian’s annual base salary was increased to $454,750.
Mr. Abajian’s Employment Agreement, as amended, also provides for annual cash bonuses through fiscal 2011. For each fiscal year, Mr. Abajian’s annual bonus is calculated by first determining the difference between the Company’s target annual income, as determined by Mr. Abajian and the Compensation Committee prior to the commencement of each such fiscal year, and its actual income, both as defined in the Employment Agreement. If actual income is less than 80% of target income, Mr. Abajian shall receive no bonus. If actual income is 80% of target income, Mr. Abajian shall receive a bonus equal to 50% of his then current annual base salary. If actual income is greater than 80%, but less than 120%, of target income, Mr. Abajian shall receive a bonus calculated pursuant to a formula as described under the above heading “Annual Bonus.” If actual income is 120% or greater of target income, Mr. Abajian shall receive a bonus equal to 200% of his then current annual base salary.

On October 12, 2006, the Employment Agreement was amended to provide for grants of restricted shares as follows: (i) a grant of 15,000 restricted shares on October 12, 2006, and the Company’s agreement to grant 15,000 additional restricted shares on October 12 of each of 2007, 2008, 2009 and 2010 (for a total of 75,000 restricted shares), which shares vest in four equal annual installments commencing one year from the date of grant, and (ii) a grant of 60,000 restricted shares on October 12, 2006, and the Company’s agreement to grant 60,000 additional restricted shares on October 12 of each of 2007, 2008, 2009 and 2010 (for a total of 300,000 restricted shares), which shares shall only vest if certain performance criteria are satisfied, as set forth in the Employment Agreement. The allocation of the restricted shares referenced above between performance based shares and time based shares, and the vesting criteria for the performance shares, have been modified as discussed above under the heading “Employment Agreement Amendments During Fiscal 2010.”
The Employment Agreement can be terminated by the Company for cause as defined in the Employment Agreement. In the event the Company terminates Mr. Abajian’s employment without cause, or Mr. Abajian terminates his employment with the Company for good reason, or in the event of a change in control of the Company resulting in Mr. Abajian’s termination, each as defined in the Employment Agreement, the Company will be obligated to pay a lump sum consisting of (a) Mr. Abajian’s minimum annual base salary then in effect times the number three, plus (b) a pro rata portion of the bonus for the year in which the termination occurs. In addition, in the event that the Company terminates Mr. Abajian’s employment without cause or Mr. Abajian terminates his employment with the Company for good reason or in the event of a change in control of the Company resulting in Mr. Abajian’s termination, all restricted stock awards, restricted stock unit awards and other forms of equity compensation awards granted which have not vested as of the date of termination shall vest immediately, and all restricted shares which the Company has agreed to grant after the date of such termination shall be granted as of the date of termination and shall vest immediately to the maximum extent possible consistent with limitations imposed under the Company’s equity plans. Some circumstances will require that such payments and grant of restricted shares to Mr. Abajian in the event the Company terminates Mr. Abajian’s employment without cause, or Mr. Abajian terminates his employment with the Company for good reason or in the event of a change in control of the Company resulting in Mr. Abajian’s termination, as described above, be made no earlier than six (6) months following Mr. Abajian’s termination of employment, as required by Section 409A of the Code. Additionally, the Company shall maintain, until December 31 of the second calendar year following the calendar year in which the termination occurred, all those employee benefit plans and programs in which Mr. Abajian was entitled to participate immediately prior to the date of termination which are exempt from the term “nonqualified deferred compensation plan” under Section 409A of the Code. In the event of his death, Mr. Abajian’s legal representatives will receive the minimum annual base salary for the remainder of the term, and all unvested options will immediately vest and be exercisable for 90 days from Mr. Abajian’s death.
Bradford R. Haley. In January 2004, the Company entered into a three-year Employment Agreement with Bradford R. Haley to serve as Executive Vice President, Marketing of the Company. Mr. Haley’s Employment Agreement was amended effective December 6, 2005 to provide for automatic renewal on a daily basis so that the outstanding term on Mr. Haley’s employment is always three years, until notice of non-renewal or termination of the Employment Agreement is given by either party to the other. Mr. Haley’s Employment Agreement was further amended effective December 16, 2008 to provide that such automatic and continuous three-year renewal feature will terminate on July 11, 2012, at which time the outstanding term on Mr. Haley’s employment shall convert to a remaining three (3) year term ending on July 11, 2015. Mr. Haley’s Employment Agreement was again amended on January 28, 2010 as discussed above under the heading “Employment Agreement Amendments During Fiscal 2010.”
Mr. Haley’s current annual base salary under the Employment Agreement is $350,012. Mr. Haley’s Employment Agreement, as amended, also provides for annual cash bonuses through fiscal 2011, in amounts determined by the Chief Executive Officer, in his sole discretion.
The Employment Agreement can be terminated by the Company for cause as defined in the Employment Agreement. In the event the Company terminates Mr. Haley’s employment without cause, (i) the Company will be obligated to pay a lump sum consisting of Mr. Haley’s minimum annual base salary then in effect times the number of years (including partial years) remaining in the term of the Employment Agreement, (ii) all options granted which have not vested as of the date of termination shall vest immediately, and (iii) the Company shall maintain, until December 31 of the second calendar year following the calendar year in which the termination occurred, all employee benefit plans and programs in which Mr. Haley was entitled to participate immediately prior to the date of termination which are exempt from the term “nonqualified deferred compensation plan” under Section 409A of the Code. In the event of his death, Mr. Haley’s legal representatives will receive the minimum annual base salary for the remainder of the term, and all unvested options will immediately vest and be exercisable for 90 days from Mr. Haley’s death.

Robert J. Starke. In January 2010, the Company entered into a three-year Employment Agreement with Robert J. Starke to serve as Executive Vice President of Operations, Hardee’s Operations. Mr. Starke’s Employment Agreement provides for an automatic and continuous three-year renewal feature until July 11, 2012, at which time the renewal feature will terminate and the outstanding term on Mr. Starke’s employment shall convert to a three (3) year term ending on July 11, 2015. Mr. Starke’s Employment Agreement was amended on January 28, 2010 as discussed above under the heading “Employment Agreement Amendments During Fiscal 2010.”
Mr. Starke’s current annual base salary under the Employment Agreement is $275,000. Mr. Starke’s Employment Agreement, as amended, also provides for annual cash bonuses through the fiscal 2011, in amounts determined by the Chief Executive Officer, in his sole discretion.
The Employment Agreement can be terminated by the Company for cause as defined in the Employment Agreement. In the event the Company terminates Mr. Starke’s employment without cause, (i) the Company will be obligated to pay a lump sum consisting of Mr. Starke’s minimum annual base salary then in effect times the number of years (including partial years) remaining in the term of the Employment Agreement, (ii) all options granted which have not vested as of the date of termination shall vest immediately, and (iii) the Company shall maintain, until December 31 of the second calendar year following the calendar year in which the termination occurred, all employee benefit plans and programs in which Mr. Starke was entitled to participate immediately prior to the date of termination which are exempt from the term “nonqualified deferred compensation plan” under Section 409A of the Code. In the event of his death, Mr. Starke’s legal representatives will receive the minimum annual base salary for the remainder of the term, and all unvested options will immediately vest and be exercisable for 90 days from Mr. Starke’s death.
Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code generally limits to $1,000,000 the corporate deduction for compensation paid to certain executive officers, unless certain requirements are met. The Company’s policy with respect to the deductibility limit of Section 162(m) generally is to preserve the federal income tax deductibility of compensation paid to executive officers. However, while the tax impact of any compensation arrangement is an important factor to be considered, the impact is evaluated in light of the Company’s overall compensation philosophy. Accordingly, the Company will authorize the payment of non-deductible compensation if it deems that it is consistent with its compensation philosophy and objectives and in the best interests of the Company and its stockholders. In this regard, although the Company believes that a substantial portion of the equity awards to Messrs. Puzder, Murphy and Abajian that have vesting based on performance, as described under the heading “Equity Incentives” above, will be deductible if the performance criteria are met, the Compensation Committee is aware that the remaining elements of the compensation packages for these executives in excess of $1,000,000 per calendar year may not be deductible.
The Company accounts for equity awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, and the accounting treatment of the various types of compensation awarded to named executive officers is reviewed by the Compensation Committee in making compensation decisions.
Compensation Committee Interlocks and Insider Participation
In fiscal 2010, Peter Churm (Chairman), Frank P. Willey, and Janet E. Kerr served as members of our Compensation Committee. During fiscal 2010, no member of our Compensation Committee was an officer or employee, or a former employee, of the Company. During fiscal 2010, none of our executive officers (i) served as a member of the compensation committee of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as a member of the compensation committee of another entity, one of whose executive officers served as one of our directors.

REPORT OF THE COMPENSATION COMMITTEE
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

Dated: May 25, 2010	COMPENSATION COMMITTEE

Peter Churm (Chairman)
Janet E. Kerr
Frank P. Willey
The report of the Compensation Committee of the Board of Directors shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.
SUMMARY COMPENSATION TABLE

								Change in
								Pension Value
								and
								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
	Fiscal	Salary	Bonus		Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal	Year	($)	($)		($)(1)	($)(1)	($)(2)	($)(3)	($)(4)	($)

Andrew F. Puzder	2010	1,070,000	—		3,192,000	—	2,675,000	—	351,188	7,288,188
Chief Executive Officer	2009	1,070,000	—		2,784,000	—	1,289,853	—	519,927	5,663,780
	2008	1,068,387	535,000		4,839,000	—	—	—	380,137	6,822,524

E. Michael Murphy	2010	636,750	—		798,000	—	1,400,850	—	102,990	2,938,590
President, Chief Legal Officer and Secretary	2009	561,750	—		696,000	—	638,699	—	171,311	2,067,760
	2008	560,905	280,875		1,209,750	—	—	—	99,064	2,150,594

Theodore Abajian	2010	454,750	—		798,000	—	909,500	—	138,701	2,300,951
Executive Vice President and	2009	454,750	—		696,000	—	517,042	—	168,722	1,836,514
Chief Financial Officer	2008	454,064	227,375		1,209,750	—	—	—	140,299	2,031,488

Bradford R. Haley	2010	350,012	300,000	(5)	14,088	59,600	—	—	43,041	766,741
Executive Vice President,	2009	350,012	250,000		14,980	79,000	—	—	46,080	740,072
Marketing	2008	344,950	100,000		19,845	99,600	—	—	36,585	600,980

Robert J. Starke(6)	2010	275,000	325,000	(7)	14,088	59,600	—	—	32,014	705,702
Executive Vice President,	2009	—	—		—	—	—	—	—	—
Hardee’s Operations	2008	—	—		—	—	—	—	—	—

(1)	The amounts set forth in this column reflect the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. In accordance with SEC rules, for awards that are subject to performance conditions, the amounts reflect the full grant date fair value of the awards based upon the probable outcome of the performance conditions. Certain assumptions used in the calculation of the amounts are included in Note 16 of our Notes to Consolidated Financial Statements for the fiscal year ended January 25, 2010 included in Item 8.

(2)	The amounts set forth in this column represent the dollar amount of the non-equity incentive compensation earned by each of our named executive officers. See the Compensation Discussion and Analysis section of this Form 10-K/A for additional information.

(3)	We do not sponsor any pension plans on behalf of our named executive officers or other management personnel. In addition, none of our named executive officers have realized any above-market earnings on nonqualified deferred compensation.

(4)	The amounts set forth in this column represent the dollar amount of compensation earned by each of our named executive officers which is not reported in any of the columns of this Summary Compensation Table to the left of this column. See the All Other Compensation Table below for additional information about the amounts disclosed in this column for fiscal 2010.

(5)	This amount represents the discretionary bonus paid to Mr. Haley for fiscal 2010. Because the amount of the award was subject to the discretion of our Chief Executive Officer, it has been disclosed as a discretionary bonus rather than a non-equity incentive plan award.

(6)	Mr. Starke was not a named executive officer for fiscal 2009 or 2008. In accordance with SEC rules, the compensation earned by Mr. Starke for fiscal 2009 and 2008 has been excluded from this Summary Compensation Table.

(7)	This amount represents the discretionary bonus paid to Mr. Starke for fiscal 2010. Because the amount of the award was subject to the discretion of our Chief Executive Officer, it has been disclosed as a discretionary bonus rather than a non-equity incentive plan award.
ALL OTHER COMPENSATION TABLE

				Company
				Matching	Dividends on
			Insurance	Contributions to	Outstanding
	Perquisites	Trip Awards	Premiums	ESPP	Stock Awards	Total
Name	($)(1)	($)	($)(2)	($)(3)	($)(4)	($)(5)

Andrew F. Puzder	87,735	—	19,832	120,375	123,246	351,188
E. Michael Murphy	41,693	3,729	19,737	7,022	30,809	102,990
Theodore Abajian	38,650	—	18,083	51,159	30,809	138,701
Bradford R. Haley	15,863	3,177	17,138	6,058	805	43,041
Robert J. Starke	16,214	3,224	11,816	—	760	32,014

(1)	The amounts set forth in this column represent the aggregate dollar amount of perquisites earned by each of our named executive officers in fiscal 2010. The determinations of the particular payments that qualify as “perquisites” were made in accordance with SEC rules. See the Perquisites Table below for a more detailed explanation of the various perquisites earned by each of our named executive officers, which comprise the aggregate amounts disclosed in this column.

(2)	The amounts set forth in this column represent our contributions for premiums for group life, medical, dental, vision and long-term disability insurance for each of our named executive officers in fiscal 2010.

(3)	The amounts set forth in this column represent the dollar amount of our contributions to each of our named executive officers under our ESPP during fiscal 2010. Additional information regarding our ESPP is set forth in the Compensation Discussion and Analysis section of this Form 10-K/A.

(4)	The amounts set forth in this column represent the dollar value of dividends paid on unvested stock awards during fiscal 2010.

(5)	The amounts set forth in this column represent the sum of each of the columns to the left of this column and are equivalent to the amounts set forth in the “All Other Compensation” column of the Summary Compensation Table above.
PERQUISITES TABLE

			Personal
			Use of	Reimbursements	Tax/Financial	Club
	Car	Wireless	Company	for Medical and	Planning	Memberships	Total
	Allowance	Payments	Aircraft	Dental Costs	Assistance	and Dues	Perquisites
Name	($)	($)	($)(1)	($)	($)	($)	($)(2)

Andrew F. Puzder	9,960	3,167	32,104	28,917	11,400	2,187	87,735
E. Michael Murphy	9,960	3,268	11,389	11,387	2,015	3,674	41,693
Theodore Abajian	6,448	2,136	1,017	21,374	99	7,576	38,650
Bradford R. Haley	4,287	2,404	3,924	5,248	—	—	15,863
Robert J. Starke	361	5,258	—	10,595	—	—	16,214

(1)	The amounts set forth in this column represent the incremental cost to us from the personal use of our aircraft by each of our named executive officers, and were calculated in accordance with SEC rules.

(2)	The amounts set forth in this column for each of our named executive officers represent the sum of each of the columns to the left of this column and are equivalent to the amounts set forth in the “Perquisites” column of the All Other Compensation Table above.

GRANTS OF PLAN BASED AWARDS TABLE

												Grant
									All Other			Date
									Stock	All Other		Fair
									Awards:	Awards:	Exercise	Value of
			Estimated Future Payouts Under						Number of	Number of	or Base	Stock
			Non-Equity Incentive Plan			Estimated Future Payouts Under			Securities	Securities	Price of	and
			Awards(1)			Equity Incentive Plan Awards(2)			Underlying	Underlying	Option	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Options	Options	Awards	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)(3)	(#)(4)	($/Sh)(5)	($)(6)

Andrew F. Puzder	—	—	535,000	1,070,000	2,675,000
	—	—				120,000	240,000	240,000
	10/12/09	10/12/09							60,000	—	—	638,400

E. Michael Murphy	—	—	318,375	636,750	1,400,850
	—	—				30,000	60,000	60,000
	10/12/09	10/12/09							15,000	—	—	159,600

Theodore Abajian	—	—	227,375	454,750	909,500
	—	—				30,000	60,000	60,000
	10/12/09	10/12/09							15,000	—	—	159,600

Bradford R. Haley	01/08/10	01/08/10	—	—	—	—	—	—	1,750	20,000	8.07	73,688

Robert J. Starke	01/08/10	01/08/10	—	—	—	—	—	—	1,750	20,000	8.07	73,688

(1)	The “Threshold,” “Target” and “Maximum” amounts of non-equity incentive plan awards set forth in these columns are derived from the terms of the Employment Agreements entered into by and between us and each of Messrs. Puzder, Murphy and Abajian. Additional information regarding the Employment Agreements for each of our named executive officers, including the calculation of the potential non-equity incentive plan awards set forth in these columns, as well as the determination of the actual non-equity incentive plan awards paid with respect to fiscal 2010, is set forth in the Compensation Discussion and Analysis section of this Form 10-K/A. The amounts set forth in these columns do not include non-equity incentive awards which may be earned pursuant to the Employment Agreements in fiscal 2011.

(2)	The “Threshold,” “Target” and “Maximum” amounts of equity incentive plan awards set forth in these columns are derived from the terms of the Employment Agreements entered into by and between us and each of Messrs. Puzder, Murphy and Abajian. Additional information regarding the Employment Agreements for each of our named executive officers, including the determination of the actual equity incentive plan awards granted with respect to fiscal 2010, as well as the vesting of such awards, is set forth in the Compensation Discussion and Analysis section of this Form 10-K/A. The amounts set forth in these columns do not include grants of restricted stock that we have agreed to make to each of Messrs. Puzder, Murphy and Abajian in fiscal 2011, pursuant to the terms of their respective Employment Agreements.

(3)	The amounts set forth in this column represent the number of shares of restricted stock that were granted to each of our named executive officers during fiscal 2010 other than grants shown under the three columns to the left of this column and, with respect to Messrs. Puzder, Murphy, and Abajian, are derived from the terms of their respective Employment Agreements. The shares held by Messrs. Puzder, Murphy and Abajian are subject to service-based vesting in equal installments over four years with vesting occurring on each anniversary of the date of grant. The shares held by Messrs. Haley and Starke are subject to service-based vesting in equal installments over three years with vesting occurring on each anniversary of the date of grant. The amounts set forth in these columns do not include grants of restricted stock that we have agreed to make, to each of Messrs. Puzder, Murphy and Abajian in fiscal 2011, pursuant to the terms of their respective Employment Agreements.

(4)	The amounts set forth in this column represent the number of options that were granted to each of our named executive officers during fiscal 2010. Each of these options are subject to service-based vesting in equal installments over three years with vesting occurring on each anniversary of the date of grant.

(5)	The amounts set forth in this column represent the exercise price for the stock options granted in the column immediately to the left of this column, which is equal to average of the high and low trading prices of our common stock on the date of grant as required by the terms of the equity incentive plan pursuant to which the stock options were granted.

(6)	This column shows the full grant date fair value of restricted stock and option awards that we must expense in our financial statements over the respective vesting periods in accordance with FASB ASC Topic 718. In the case of the restricted stock awards, this is equal to the number of restricted shares multiplied by the closing price of our common stock on the date of grant. In the case of stock options, this is the value of the options calculated using a Black-Scholes valuation methodology in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 16 of our Notes to Consolidated Financial Statements for the fiscal year ended January 25, 2010 included in Item 8.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market or
									Awards:	Payout
									Number of	Value of
								Market	Unearned	Unearned
	Number of	Number of				Number of		Value of	Shares,	Shares,
	Securities	Securities				Shares or		Shares or	Units or	Units or
	Underlying	Underlying				Units of		Units of	Other	Other
	Unexercised	Unexercised		Option		Stock That		Stock That	Rights That	Rights That
	Options	Options		Exercise	Option	Have Not		Have Not	Have Not	Have Not
	(#)	(#)		Price	Expiration	Vested		Vested	Vested	Vested
Name	Exercisable	Unexercisable		($)	Date(1)	(#)		($)(2)	(#)(3)	($)(4)

Andrew F. Puzder	12,275	—		3.87	10/31/2011
	100,000	—		11.10	06/18/2012
	150,000	—		5.75	06/10/2013
	150,000	—		11.26	06/14/2014
	150,000	—		16.50	03/22/2015
	125,000	—		13.09	12/06/2015
						15,000	(5)	129,150
						30,000	(6)	258,300
						45,000	(7)	387,450
						60,000	(8)	516,600
									379,648	3,268,769

E. Michael Murphy	11,000	—		2.63	01/03/2011
	50,000	—		2.92	06/12/2011
	25,000	—		11.10	06/18/2012
	30,000	—		5.75	06/10/2013
	30,000	—		11.26	06/14/2014
	40,000	—		16.50	03/22/2015
	30,000	—		13.09	12/06/2015
						3,750	(5)	32,288
						7,500	(6)	64,575
						11,250	(7)	96,863
						15,000	(8)	129,150
									94,912	817,192

Theodore Abajian	53,887	—		2.04	10/25/2010
	49,100	—		3.87	10/31/2011
	5,000	—		11.10	06/18/2012
	25,000	—		5.75	06/10/2013
	30,000	—		11.26	06/14/2014
	40,000	—		16.50	03/22/2015
	30,000	—		13.09	12/06/2015
						3,750	(5)	32,288
						7,500	(6)	64,575
						11,250	(7)	96,863
						15,000	(8)	129,150
									94,912	817,192

Bradford R. Haley	10,000	—		3.38	09/14/2010
	25,000	—		2.92	06/12/2011
	10,000	—		11.10	06/18/2012
	20,000	—		5.75	06/10/2013
	25,000	—		11.26	06/14/2014
	25,000	—		13.15	11/10/2015
	20,000	—		19.13	10/12/2016
	13,334	6,666	(9)	11.34	01/08/2018
	6,667	13,333	(10)	8.56	01/08/2019
	—	20,000	(11)	8.07	01/08/2020
						583	(12)	5,020
						1,166	(13)	10,039
						1,750	(14)	15,068

Robert J. Starke	3,333	—		$11.26	06/14/2014
	10,000	—		$13.15	11/10/2015
	15,000	—		$19.13	10/12/2016
	13,334	6,666	(9)	$11.34	01/08/2018
	6,667	13,333	(10)	$8.56	01/08/2019
	—	20,000	(11)	$8.07	01/08/2020
						583	(12)	5,020
						1,166	(13)	10,039
						1,750	(14)	15,068

(1)	The expiration date of all option awards is ten years from the date of their respective grants.

(2)	The amounts set forth in this column represent the value of shares that have not vested calculated by multiplying the number of shares set forth in the column immediately to the left of this column by the closing price of our common stock on January 25, 2010, which was $8.61.

(3)	The amounts set forth in this column represent the number of shares of restricted stock that were granted to our named executive officers pursuant to the terms of their respective Employment Agreements, but which have not vested as of January 25, 2010. Additional information regarding the Employment Agreements between us and each of our named executive officers is set forth in the Compensation Discussion and Analysis section of this Form 10-K/A.

(4)	The amounts set forth in this column represent the value of shares granted pursuant to our equity incentive plans that have not vested calculated by multiplying the number of shares set forth in the column immediately to the left of this column by the closing price of our common stock on January 25, 2010, which was $8.61.

(5)	These shares will vest on October 12, 2010.

(6)	One half of these shares will vest on October 12, 2010 and the other half will vest on October 12, 2011.

(7)	One third of these shares will vest on October 12, 2010, one third will vest on October 12, 2011 and one third will vest on October 12, 2012.

(8)	One fourth of these shares will vest on October 12, 2010, one fourth will vest on October 12, 2011, one fourth will vest on October 12, 2012 and one fourth will vest on October 12, 2013.

(9)	These options will vest on January 8, 2011.

(10)	One half of these options will vest on January 8, 2011 and the other half will vest on January 8, 2012.

(11)	One third of these options will vest on January 8, 2011, one third will vest on January 8, 2012 and one third will vest on January 8, 2013.

(12)	These shares will vest on January 8, 2011.

(13)	One half of these shares will vest on January 8, 2011 and the other half will vest on January 8, 2012.

(14)	One third of these shares will vest on January 8, 2011, one third will vest on January 8, 2012 and one third will vest on January 8, 2013.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares		Value Realized on
	Acquired on Exercise	Exercise	Acquired on Vesting		Vesting
Name	(#)	($)(1)	(#)		($)(2)

Andrew F. Puzder	146,480	644,511
			120,000	(3)	1,033,200	(4)
			45,000		479,250	(5)

E. Michael Murphy	14,910	79,882
			30,000	(3)	258,300	(4)
			11,250		119,813	(5)

Theodore Abajian	14,730	70,188
			30,000	(3)	258,300	(4)
			11,250		119,813	(5)

Bradford R. Haley	—	—
			583		6,209	(5)
			1,167		9,394	(6)

Robert J. Starke	—	—
			333		3,546	(5)
			1,167		9,394	(6)

(1)	The amounts set forth in this column are determined by subtracting the exercise price of the options set forth in the column to the left of this column from the closing price of our common stock on the date of exercise and then multiplying that result by the number of shares received upon exercise.

(2)	The amounts set forth in this column are determined by multiplying the number of shares acquired upon vesting set forth in the column immediately to the left of this column by the closing price of our common stock on the date of vesting.

(3)	These amounts reflect the number of performance shares that vested in fiscal 2010 as a result of the Company’s achievement of certain financial performance targets as discussed in the Compensation Discussion and Analysis section of this Form 10-K/A.

(4)	The closing price of our common stock on January 25, 2010, which is the date on which the shares vested, was $8.61.

(5)	The closing price of our common stock on October 12, 2009, which is the date on which the shares vested, was $10.65.

(6)	The closing price of our common stock on January 8, 2010, which is the date on which the shares vested, was $8.05.

Potential Payments Upon Termination or Change in Control
The information set forth in the table below describes the compensation that would become payable under existing plans and arrangements, including the Employment Agreements, by and between us and each of our named executive officers, if each named executive officer’s employment with us had terminated effective as of January 25, 2010, the last day of fiscal 2010.
The table assumes that each named executive officer’s salary and service levels will be the same on the date of termination as they were on the last day of our fiscal year. In addition, to the extent applicable, the disclosures set forth in the table are based on the closing price of our common stock on the same date. The amounts set forth for insurance, health benefits and similar policies also assume the continued availability of such policies on terms which are equivalent to those in effect as of the last day of fiscal 2010. The compensation amounts set forth in the table exclude benefits that accrued prior to January 25, 2010, and are in addition to benefits generally available to salaried employees, such as subsidized medical benefits and disability benefits.
The table does not attempt to set forth the compensation that may be payable to the named executive officers upon the occurrence of any particular change in control transaction. In particular, it does not attempt to provide any information relating to compensation that may be payable to the named executive officers in the event the Merger Agreement is closed.
Because the disclosures in the table assume the occurrence of a termination or change in control as of a particular date and under a particular set of circumstances, and therefore make a number of important assumptions, the actual amounts to be paid to each of our named executive officers upon a termination or change in control may vary significantly from the amounts included herein. Factors that could affect these amounts include the timing during the year of any such event, our stock price on such date, the continued availability of benefit policies at similar prices, and the type of termination event that occurs.

			Accelerated		Accelerated
			Vesting of	Accelerated	Vesting of
			Outstanding	Vesting of	Contractually
		Other	Restricted	Outstanding	Obligated		Excise Tax
		Cash	Stock	Option	Restricted	Other	(including
	Salary	Payments	Awards	Awards	Stock Awards	Benefits	gross-up)
Name	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)(6)	($)(7)	($)(8)

Andrew F. Puzder
Retirement or Voluntary Termination	—	—	—	—	—	—	—
Involuntary Termination for Cause	—	—	—	—	—	—	—
Voluntary Termination for Good Reason(9)	3,210,000	3,210,000	4,560,269	—	2,583,000	57,843	—
Involuntary Termination Without Cause	3,210,000	3,210,000	4,560,269	—	2,583,000	57,843	—
Termination Upon a Change in Control(9)	3,210,000	3,210,000	4,560,269	—	2,583,000	57,843	1,000,000
Termination Upon Death or Disability(10)	3,210,000	—	—	—	—	—	—

E. Michael Murphy
Retirement or Voluntary Termination	—	—	—	—	—	—	—
Involuntary Termination for Cause	—	—	—	—	—	—	—
Voluntary Termination for Good Reason(9)	—	—	—	—	—	—	—
Involuntary Termination Without Cause	1,910,250	1,400,850	1,140,067	—	645,750	57,566	—
Termination Upon a Change in Control(9)	1,910,250	1,400,850	1,140,067	—	645,750	—	—
Termination Upon Death or Disability(10)	1,910,250	—	—	—	—	—	—

Theodore Abajian
Retirement or Voluntary Termination	—	—	—	—	—	—	—
Involuntary Termination for Cause	—	—	—	—	—	—	—
Voluntary Termination for Good Reason(9)	—	—	—	—	—	—	—
Involuntary Termination Without Cause	1,364,250	909,500	1,140,067	—	645,750	52,742	—
Termination Upon a Change in Control(9)	1,364,250	909,500	1,140,067	—	645,750	—	—
Termination Upon Death or Disability(10)	1,364,250	—	—	—	—	—	—

			Accelerated		Accelerated
			Vesting of	Accelerated	Vesting of
			Outstanding	Vesting of	Contractually
		Other	Restricted	Outstanding	Obligated		Excise Tax
		Cash	Stock	Option	Restricted	Other	(including
	Salary	Payments	Awards	Awards	Stock Awards	Benefits	gross-up)
Name	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)(6)	($)(7)	($)(8)

Bradford R. Haley
Retirement or Voluntary Termination	—	—	—	—	—	—	—
Involuntary Termination for Cause	—	—	—	—	—	—	—
Voluntary Termination for Good Reason	—	—	—	—	—	—	—
Involuntary Termination Without Cause	1,050,036	—	—	11,467	—	49,986	—
Termination Upon a Change in Control	—	—	—	11,467	—	—	—
Termination Upon Death or Disability(10)	1,050,036	—	—	11,467	—	—	—

Robert J. Starke
Retirement or Voluntary Termination	—	—	—	—	—	—	—
Involuntary Termination for Cause	—	—	—	—	—	—	—
Voluntary Termination for Good Reason	—	—	—	—	—	—	—
Involuntary Termination Without Cause	825,000	—	—	11,467	—	34,463	—
Termination Upon a Change in Control	—	—	—	11,467	—	—	—
Termination Upon Death or Disability(10)	825,000	—	—	11,467	—	—	—

(1)	In the event of a termination under specified circumstances as detailed in their respective Employment Agreements, our named executive officers are entitled to an amount equal to their minimum base salary in effect as of the date of termination multiplied by the number of years remaining in the term of their employment, which is currently three years.

(2)	In the event of a termination under specified circumstances as detailed in their respective Employment Agreements, Mr. Puzder is entitled to a bonus amount equal to his base annual salary in effect as of the date of termination multiplied by the number three, and each of Messrs. Murphy and Abajian are entitled to a bonus amount equal to a pro rata portion of the bonus for the year in which the termination occurs. Because the amounts in this table assume that any termination occurred on January 25, 2010, the bonus amounts provided for Messrs. Murphy and Abajian are equal to the non-equity incentive compensation amounts paid to each of them with respect to fiscal 2010.

(3)	The amounts set forth in this column represent the value which would be realized by each of our named executive officers upon the accelerated vesting of outstanding restricted stock awards, which is calculated by multiplying the number of unvested shares of restricted stock held by each named executive officer as of January 25, 2010 by the closing price of our common stock on that date, which was $8.61.

(4)	The amounts set forth in this column represent the value which would be realized by each of our named executive officers upon the accelerated vesting of outstanding option awards, which is based on the difference between the exercise price of each of the outstanding options and the closing price of our common stock on January 25, 2010, which was $8.61, multiplied by the number of outstanding options held by each named executive officer on that date.

(5)	All shares of restricted stock that we have agreed to grant to each of Messrs. Puzder, Murphy and Abajian under their respective Employment Agreements, but which have not yet been granted, shall be granted and shall vest immediately as of the date of termination of their respective employment under specified circumstances, as detailed in their respective Employment Agreements, to the maximum extent possible consistent with the limitations imposed under our equity incentive plans, which prevent us from issuing more than 375,000 shares to any individual plan participant during any fiscal period. Additional information regarding the restricted shares to be granted upon termination events pursuant to the Employment Agreements is set forth in the Compensation Discussion and Analysis section of this Form 10-K/A.

(6)	Assuming continued employment following a change in control, each of Messrs. Puzder, Murphy and Abajian shall continue to receive grants of shares of restricted stock in accordance with the schedule set forth in their respective Employment Agreements. However, all restricted shares that would otherwise have been subject to a performance-based vesting shall instead vest monthly, in equal amounts, on the last day of each calendar month, commencing with the month immediately following the month in which the grant occurs over a period of three years.

(7)	Our named executive officers are entitled to the continuation of the various employee benefit plans and programs under which they were entitled to participate prior to termination in the event of a termination of their employment under specified circumstances, as detailed in their respective Employment Agreements. Each is entitled to continued participation until December 31 of the second calendar year following the calendar year in which the termination occurred (or December 31, 2012, assuming a January 25, 2010 termination date). The amounts set forth in this column are estimates of the benefit payments to be made on each named executive officer’s behalf in connection with his termination assuming that the cost to us of providing his current benefits remains the same.

(8)	We are not obligated to make any excise tax payments or related tax gross up payments on behalf of any of our named executive officers except for Mr. Puzder. If and to the extent that any payment to Mr. Puzder upon a termination upon a change in control would constitute an “excess parachute payment” then Mr. Puzder shall be entitled to receive an excise tax gross-up payment not exceeding $1,000,000, in accordance with the provisions of his Employment Agreement.

(9)	Each of Messrs. Puzder, Murphy and Abajian are entitled to receive certain payments and benefits upon a termination of their respective Employment Agreements for “Good Reason.” “Good Reason” is defined in Mr. Puzder’s Employment Agreement to include both a relocation and a “Change in Control.” “Good Reason” is defined in the Employment Agreements for Messrs. Murphy and Abajian to include only a “Change in Control.” In the event of a termination of any of Messrs. Puzder, Murphy and Abajian for “Good Reason,” including a “Change in Control,” they shall generally be entitled to receive the same payments and benefits as if they had been terminated “Without Cause.” Additional information regarding the payments and benefits to be received by our named executive officers upon a termination of their employment for “Good Reason” (including a “Change in Control”) is set forth in the Compensation Discussion and Analysis section of this Form 10-K/A.

(10)	In the event a named executive officer’s employment is terminated due to his death or disability, he (or his successors) would be entitled to the amount of his base salary for the remainder of the term of the Employment Agreement. Additionally, in the event of death, each of his outstanding options would vest and remain exercisable for a period of 90 days following the date of his death. In the event of a named executive officer’s disability, the option acceleration provision would not apply.
Director Compensation
On and effective September 5, 2006, we approved and adopted a compensation policy for non-management directors. Under the current policy, non-management directors receive a base annual retainer of $50,000. The Chairman of our Board of Directors receives an additional $125,000 (for a total annual retainer of $175,000), the Vice Chairman of our Board of Directors receives an additional $100,000 (for a total annual retainer of $150,000), the Chairman of the Audit Committee receives an additional $75,000 (for a total annual retainer of $125,000), and the Chairman of the Compensation Committee and the Nominating & Corporate Governance Committee each receive an additional $35,000 (for a total annual retainer of $85,000 each). Additionally, non-management directors receive a grant of options to purchase 25,000 shares of common stock and 10,000 shares of restricted stock upon appointment or election to our Board of Directors. Furthermore, each non-management director receives an annual grant of options to purchase an aggregate of 15,000 shares of common stock and 7,500 shares of restricted stock.
The Chairman of our Board of Directors receives options to purchase an additional 35,000 shares of common stock (for a total annual grant of options to purchase 50,000 shares of common stock) and the members of the Audit Committee each receive options to purchase an additional 5,000 shares of common stock (for total annual grants of options to purchase 20,000 shares of common stock). The Vice Chairman of our Board of Directors receives an additional 5,000 shares of restricted stock (for a total annual issuance of 12,500 shares) and the Chairmen of the committees of our Board of Directors each receive an additional 2,500 shares of restricted common stock (for total annual issuances of 10,000 shares). All options are granted with an exercise price at the fair market value as of the date of grant, and all options and shares of restricted stock vest in equal increments over a two-year period.
For attendance at all meetings of our Board of Directors and committees thereof (whether scheduled quarterly meetings or special meetings), each non-management director receives, in addition to the retainers discussed above, a fee of $2,000 ($1,000 for telephonic meetings). Reasonable travel and lodging expenses are reimbursed to directors.
Under our non-management director compensation policy, a director may elect to receive additional shares of restricted common stock in lieu of 1.2 times all, or a portion of, his or her annual cash retainer, valued at the fair market value of our common stock on the date of grant. Shares of restricted stock received in lieu of the annual cash retainer will vest one year from the date of grant. In fiscal 2010, none of our directors made an election to receive additional shares of restricted stock in lieu of their cash retainers. Additionally, under this policy each director may elect to forfeit all or a portion of his or her annual grant of options in order to receive additional shares of restricted stock, in the amount of one-half of the number of option shares forfeited. In fiscal 2010, all of the directors made this election with respect to all of the options each of them would have received, except Mr. Churm, who received options.

The compensation earned by our non-management directors in fiscal 2010 is set forth in the table below:

						Change in
						Pension Value
						and Nonqualified
	Fees Earned				Non-Equity	Deferred
	or Paid in	Stock	Option		Incentive Plan	Compensation	All Other
	Cash	Awards(1)(2)	Awards(1)(2)		Compensation	Earnings	Compensation	Total
Name	($)	($)	($)		($)	($)	($)	($)

Byron Allumbaugh	210,000	359,450	—		—	—	—	569,450
Peter Churm	109,000	102,700	67,050	(3)	—	—	—	278,750
Matthew Goldfarb	63,000	154,050	—		—	—	—	217,050
Carl L. Karcher	62,000	154,050	—		—	—	—	216,050
Janet E. Kerr	124,000	179,725	—		—	—	—	303,725
Daniel D. (Ron) Lane	63,000	154,050	—		—	—	—	217,050
Daniel E. Ponder, Jr.	63,000	154,050	—		—	—	—	217,050
Jerold H. Rubinstein	161,000	205,400	—		—	—	—	366,400
Frank P. Willey	187,000	231,075	—		—	—	—	418,075

(1)	The amounts set forth in this column reflect the full grant date fair value of the awards for each of our non-management directors calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of the amounts are included in Note 16 of our Notes to Consolidated Financial Statements for the fiscal year ended January 25, 2010 included in Item 8.

(2)	The table below sets forth the number of restricted stock awards and options granted to each of our non-management directors in fiscal 2010 and the aggregate number of restricted stock awards and options held by each our non-management directors as of the last day of fiscal 2010. All stock awards and option awards granted in fiscal 2010 vest in equal increments over a two-year period from the date of grant.

(3)	As discussed above, Mr. Churm elected to receive his annual option grant instead of forfeiting all or a portion of the grant in favor of receiving additional shares of restricted stock. Each of the other non-management directors elected to receive additional shares of restricted stock in lieu of their respective option grants.

	Stock Awards	Option Awards		Option Awards
	Granted in Fiscal	Granted in Fiscal	Stock Awards Outstanding	Outstanding at the End of
Name	2010	2010	at the End of Fiscal 2010	Fiscal 2010

Byron Allumbaugh	35,000	—	52,500	105,000
Peter Churm	10,000	15,000	18,750	155,000
Matthew Goldfarb	15,000	—	18,750	40,000
Carl L. Karcher	15,000	—	22,500	60,000
Janet E. Kerr	17,500	—	26,250	25,000
Daniel D. (Ron) Lane	15,000	—	22,500	50,000
Daniel E. Ponder, Jr.	15,000	—	22,500	45,000
Jerold H. Rubinstein	20,000	—	30,000	19,666
Frank P. Willey	22,500	—	31,250	50,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The information required to be disclosed about the Company’s equity compensation plan information is included under the heading “Equity Compensation Plan Information” in Item 12.
Security Ownership of Certain Beneficial Owners
The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 10, 2010 by persons or entities other than our directors and executive officers known to us (based solely upon Schedules 13G and amendments thereto filed with the SEC) to be the beneficial owners of more than 5% of our common stock. Except as otherwise indicated, beneficial ownership includes both voting and investment power.

	Total Share	Percentage of All
Stockholder	Ownership	Shares(1)

BlackRock, Inc.(2)	3,853,863	7.0%
40 East 52nd Street, New York, NY 10022
Todd Martin Pickup(3)	3,060,200	5.5%
2532 Dupont Drive, Irvine, CA 92612

(1)	Calculated based on 55,232,512 shares of our common stock outstanding on May 10, 2010.

(2)	The information relating to this stockholder was obtained from the Schedule 13G filed on January 29, 2010 by BlackRock, Inc. (“BlackRock”). As previously announced on December 1, 2009, BlackRock completed its acquisition of Barclays Global Investors, NA and certain affiliates (the “BGI Entities”) from Barclays Bank PLC. As a result, substantially all of the BGI Entities are now included as subsidiaries of BlackRock for purposes of Schedule 13G filings.

(3)	The information relating to this stockholder was obtained from the Schedule 13G filed on March 10, 2010 by Todd Martin Pickup (“Mr. Pickup”) and Vintage Trust II (the “Trust”). The referenced shares include: (i) 40,200 shares owned directly by Mr. Pickup, (ii) 2,815,000 shares owned directly by the Trust, over which Mr. Martin has sole investment and voting power, (iii) 80,000 shares owned directly by the Trust, over which Mr. Martin has shared investment and voting power, (iv) 25,000 shares owned directly by Pickup Grandchildren’s Trust, over which Mr. Martin has shared investment and voting power, and (v) 100,000 shares owned directly by Plus Four Equity Partners, L.P., over which Mr. Pickup has shared investment and voting power.

Security Ownership of Management
The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 10, 2010 by (i) each of our directors, (ii) each of our named executive officers, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power.

	Shares Beneficially Owned
			Common Stock	Total Share	Percentage of All
Name	Common Stock		Equivalents(1)	Ownership	Shares(2)

Directors:
Daniel D. (Ron) Lane	801,451	(3)	50,000	851,451	1.5%
Byron Allumbaugh	261,285	(4)	105,000	366,285	*
Peter Churm	91,765	(5)	120,000	211,765	*
Carl L. Karcher	643,845	(6)	60,000	703,845	1.3%
Daniel E. Ponder, Jr.	80,865	(7)	45,000	125,865	*
Frank P. Willey	440,202		50,000	490,202	*
Andrew F. Puzder, Principal Executive Officer	1,356,947	(8)	687,275	2,044,222	3.7%
Janet E. Kerr	62,333		25,000	87,333	*
Matthew Goldfarb	48,651	(9)	32,500	81,151	*
Jerold H. Rubinstein	30,000		19,666	49,666	*
Named Executive Officers:
E. Michael Murphy	275,263		216,000	491,263	*
Theodore Abajian, Principal Financial Officer	370,888		232,987	603,875	1.1%
Bradford R. Haley	38,558		155,001	193,559	*
Robert J. Starke	5,969		48,334	54,303	*
Directors and Executive Officers as a Group (15 persons)	4,532,488		1,971,764	6,504,252	11.8%

*	Represents less than 1% of our common stock.

(1)	“Common Stock Equivalents” include stock options or other convertible securities exercisable within 60 days after May 10, 2010.

(2)	Calculated based on 55,232,512 shares of our common stock outstanding on May 10, 2010.

(3)	Includes 232,147 shares of our common stock held indirectly by Mr. Lane through Daniel V., a Nevada corporation of which Mr. Lane is sole stockholder and director, as well as 175,288 shares of common stock held by a family trust.

(4)	Includes 208,785 shares of our common stock held indirectly by a family trust.

(5)	Includes 23,865 shares of our common stock held indirectly by Mr. Churm through a community property trust as well as 400 shares of common stock held by Mr. Churm’s wife.

(6)	Includes 438,400 shares of our common stock held indirectly by Mr. Karcher through the Karcher Children’s Trust and 182,945 shares of common stock held by the Carl L. Karcher Family Trust.

(7)	Includes 43,365 shares of our common stock pledged as security with respect to a personal loan.

(8)	Includes 46,710 shares of our common stock held indirectly by Mr. Puzder through UTMA accounts owned for the benefit of his children.

(9)	Includes 27,901 shares of our common stock pledged as security with respect to a margin account.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Review, Approval or Ratification of Transactions with Related Persons
We describe below all “related party transactions” that have occurred since the beginning of fiscal 2010 and any such transactions that are currently proposed. In accordance with Item 404(a) of Regulation S-K, a “related party transaction” is any transaction or series of transactions exceeding $120,000 in which we are a participant and any “related person” has a material interest. A “related person” would include any director, nominee for director, executive officer, or person controlling over five percent of our outstanding common stock (and immediate family members of any of such persons).
A related party transaction must be approved by a majority of the disinterested directors in accordance with Delaware law. In reviewing and considering whether to approve a related party transaction, our disinterested directors consider all relevant facts and circumstances to determine whether such transaction meets our standard that the transaction is fair to us and in our best interests and the interests of our stockholders. There are no pre-established procedures by which the disinterested directors make this determination other than those prescribed by Delaware law regarding the fulfillment of a director’s fiduciary duty.
Certain Relationships and Related Transactions
JCK, Inc., or JCK, is one of our franchisees and currently operates 18 Carl’s Jr. restaurants, 12 of which are Carl’s Jr./Green Burrito dual-branded restaurants. Joseph C. Karcher is the brother of Carl L. Karcher, one of our directors, a partner in Karcher Partners (defined below under the heading “Carl L. Karcher”) and an affiliate of JCK. JCK, pursuant to a development agreement with us, is obligated to develop and franchise one additional Carl’s Jr. restaurant by 2012. JCK paid us an aggregate of $2,000 in franchise fees in fiscal 2010. In connection with the operation of its 18 franchised restaurants, JCK regularly purchases food and other products from us on the same terms and conditions as other franchisees. During fiscal 2010, these purchases totaled approximately $6,086,102. During fiscal 2010, JCK paid royalty fees of $799,568, including royalty fees paid to us for its Carl’s Jr./Green Burrito dual-branded restaurants, and advertising and promotional fees of $995,363 for all 18 restaurants combined.
JCK of Southern Oregon, Inc., or JCK SO, is one of our franchisees and currently operates four Carl’s Jr. restaurants, two of which are Carl’s Jr./Green Burrito dual-branded restaurants. Joseph C. Karcher is the brother of Carl L. Karcher, one of our directors, a partner in Karcher Partners, and an affiliate of JCK SO. In connection with the operation of its four franchised restaurants, JCK SO regularly purchases food and other products from us on the same terms and conditions as other franchisees. During fiscal 2010, these purchases totaled approximately $1,457,205. During fiscal 2010, JCK SO paid us royalty fees of $189,533, including royalty fees paid to us for its Carl’s Jr./Green burrito dual-branded restaurants, and advertising and promotional fees of $243,606 for all four restaurants combined.
Wiles Restaurants, Inc., or Wiles, is one of our franchisees and currently operates 12 Carl’s Jr. restaurants, four of which are Carl’s Jr./Green Burrito dual-branded restaurants. Anne M. Wiles is the sister of Carl L. Karcher, one of our directors, a partner in Karcher Partners, and an affiliate of Wiles. In connection with the operation of its 12 franchised restaurants, Wiles regularly purchases food and other products from us on the same terms and conditions as other franchisees. During fiscal 2010, these purchases totaled approximately $4,202,380. During fiscal 2010, Wiles paid royalty fees of $553,070, including royalty fees paid to us for its Carl’s Jr./Green Burrito dual-branded restaurants, and advertising and promotional fees of $747,874 for all 12 restaurants combined. Wiles is also our sublessee with respect to two restaurant locations. Minimum monthly rental payments range from $7,174 to $13,562, or 5.5% to 8% of annual gross sales of the restaurant. The subleases expire in August 2011 and November 2013. The rents paid under these subleases during fiscal 2010 totaled $283,967.
Star of the High Desert, Inc., or SHD, is one of our franchisees and currently operates 17 Carl’s Jr. restaurants, one of which is a Carl’s Jr./Green Burrito dual-branded restaurant. Anne M. Wiles is the sister of Carl L. Karcher, one of our directors, a partner in Karcher Partners, and an affiliate of SHD. On or about January 27, 2009, former franchisees Sierra Surf Connection, Inc. and Estrella del Rio Grande, Inc., of which Anne M. Wiles was an affiliate, merged and were renamed Star of the High Desert, Inc. SHD is obligated, pursuant to a development agreement with us, to develop and franchise seven additional Carl’s Jr. restaurants at various times by 2017. In connection with the operation of its 17 franchised restaurants, SHD regularly purchases food and other products from us on the same terms and conditions as other franchisees. During fiscal 2010, these purchases totaled approximately $1,465,368. In addition, during fiscal 2010, SHD paid royalty fees of $662,560, including royalty fees paid to us for its Carl’s Jr. /Green Burrito dual-branded restaurants, and advertising and promotional fees of $911,042 for all 17 restaurants combined. SHD is also our sublessee with respect to one restaurant location. Rental payments are equal to 5% of the annual gross sales of the restaurant or minimum monthly rental payments of $5,266. The lease expires in January 2013. The rents paid under this sublease during fiscal 2010 totaled $69,625.

MJKL Enterprises, L.L.C., or MJKL, is one of our franchisees and operator of 61 Carl’s Jr. restaurants, two of which closed in fiscal 2010 and 18 of which are Carl’s Jr./Green Burrito dual-branded restaurants. Margaret LeVecke is the sister of Carl L. Karcher, one of our directors, a partner in Karcher Partners, and an affiliate of MJKL. MJKL is obligated, pursuant to development agreements with us, to develop and franchise 21 additional Carl’s Jr. restaurants at various times by 2014. MJKL paid us an aggregate of $30,000 in franchise fees and $20,000 in development fees in fiscal 2010. In connection with the operation of its 61 restaurants, MJKL regularly purchases food and other products from us on the same terms and conditions as other franchisees. During fiscal 2010, these purchases totaled approximately $17,193,080. During fiscal 2010, MJKL paid royalty fees of $2,383,547, including royalty fees paid to us for its Carl’s Jr./Green Burrito dual-branded restaurants, and advertising and promotional fees of $3,347,819 for all 61 restaurants combined. During fiscal 2010, MJKL was also our lessee or sublessee with respect to 14 restaurant locations, one sublease of which was terminated. The current monthly rental payments to CKE range from $3,417 to $8,750 and/or a percentage of the annual gross sales of the restaurants ranging from 4% to 10% once certain financial thresholds have been met. The leases and subleases expire at various times between May 2010 and December 2020. Rents paid during fiscal 2010 under these leases and subleases totaled $1,097,525.
MJKL Enterprises Midwest, LLC, or MJKL Midwest, is one of our franchisees and currently operates 60 Hardee’s restaurants, eight of which are Hardee’s/Red Burrito dual-branded restaurants. Margaret LeVecke is the sister of Carl L. Karcher, one of our directors, a partner in Karcher Partners, and an affiliate of MJKL Midwest. MJKL Midwest is obligated, pursuant to development agreements with us, to develop and franchise 35 additional Hardee’s restaurants at varying times by 2016. In connection with the operation of its 60 restaurants, MJKL Midwest regularly purchases other products from us on the same terms and conditions as other franchisees. During fiscal 2010, these purchases totaled approximately $61,592. During fiscal 2010, MJKL paid royalty fees of $2,078,254, including royalty fees paid to us for its Hardee’s/Red Burrito dual-branded restaurants. MJKL Midwest is also our lessee or sublessee with respect to 47 restaurant locations. Monthly rental payments range from $825 to $6,527 and/or a percentage of the annual gross sales of the restaurants ranging from 1% to 6.5% once certain financial thresholds have been met. The leases and subleases expire at various times between December 2010 and April 2028. Rents paid during fiscal 2010 under these leases and subleases totaled $2,242,522.
Carl L. Karcher. CLK, Inc., or CLK, is one of our franchisees and an operator of 29 Carl’s Jr. restaurants, one of which closed in fiscal 2010, and 15 of which are Carl’s Jr./Green Burrito dual-branded restaurants. Carl L. Karcher is one of our directors, a partner in Karcher Partners, a member of Karcher GP, a co-trustee of the Carl N. and Margaret M. Karcher Trust and an affiliate of CLK. CLK paid an aggregate of $79,063 to us in franchise fees in fiscal 2010. In connection with the operation of its 29 franchised restaurants, CLK regularly purchases food and other products from us on the same terms and conditions as other franchisees. During fiscal 2010, these purchases totaled approximately $11,729,894. During fiscal 2010, CLK paid royalty fees of $1,528,355, including royalties fees paid to us for its Carl’s Jr./Green Burrito dual-branded restaurants, and advertising and promotional fees of $2,005,860 for all 29 restaurants combined. CLK is also our sublessee with respect to eight restaurant locations. Rental payments equal a percentage of the annual gross sales of the restaurants, ranging from 4.5% to 8%, or minimum monthly rentals, ranging from $4,913 to $13,048. The leases expire at various times between December 2010 and December 2028. The rents paid under these leases during fiscal 2010 totaled $903,264. During fiscal 2010, we leased certain land and buildings for our Anaheim corporate offices, which included an office building located at 401 Carl Karcher Way, offices located in a portion of the former distribution center building, an adjoining parcel for additional office space and parking, and one restaurant in Carl Karcher Plaza, located at 1200 N. Harbor Boulevard, Anaheim, California, or the Original Office Leases, from Karcher Partners, a California limited partnership, or Karcher Partners. The General Partner of Karcher Partners is Karcher GP, LLC, a Delaware limited liability company, or Karcher GP. Karcher GP is wholly owned by the Carl N. Karcher and Margaret M. Karcher Trust dated August 17, 1970, as amended, or the 1970 Karcher Trust, of which Carl L. Karcher is a co-trustee. As a result of the death of Carl N. Karcher and the earlier death of Margaret M. Karcher, pursuant to the provisions of the trust instrument for the 1970 Karcher Trust, the ownership of Karcher GP is in the process of being transferred to certain subtrusts of the 1970 Karcher Trust, and ultimately will be distributed to the beneficiaries of such subtrusts (the 1970 Karcher Trust and such subtrusts are collectively referred to as the “Karcher Trust”). By lease amendment dated October 2006, or the October 2006 Amendment, we amended the Original Office Leases with Karcher Partners to eliminate a portion of the leased premises within the former distribution center facility, to permit demolition of a portion of the former distribution center improvements and to allow for the construction of a new building. The October 2006 Amendment also provided for removal of the restaurant property located at 1200 N. Harbor Boulevard, Anaheim, California. We concurrently entered into a new lease for the restaurant property with Karcher Partners, or the Restaurant Lease, with a commencement date in October 2006. The initial term of the Restaurant Lease expires in April 2023, and we have options to extend the Restaurant Lease for two additional five-year terms. The current rent under the Restaurant Lease is $15,000 per month and 5.75% of annual gross sales in excess of $3,130,435 for the restaurant. In March 2008, we entered into a new office lease, or the New Office Lease, with Karcher Partners for an approximately six acre parcel in Carl Karcher Plaza and an approximately 90,000 rentable square foot building to be constructed by Karcher Partners thereon. The building is comprised of approximately 87,000 rentable square feet of office space and approximately 3,000 rentable square feet of storage space. The initial term of the New Office Lease is 15 years from the commencement date of March 9, 2009, and includes options to extend the New Office Lease for two additional five-year terms. During fiscal 2010, Karcher Partners sold the property that was the subject of the New Office Lease to a third party that is unaffiliated with the Company and the New Office Lease was assigned to that unaffiliated party. The aggregate rents paid by us to Karcher Partners in fiscal 2010 pursuant to the New Office Lease were $1,525,952. The Original Office Leases expired upon the commencement date of the New Office Lease in March 2009. The aggregate rents paid by Karcher Partners to us in fiscal 2010 pursuant to the Original Office Leases and the restaurant in Carl Karcher Plaza were $295,741. In addition, we had a lease with the Karcher Trust with respect to one other restaurant property, which was scheduled to expire in May 2010. The minimum monthly rent was the greater of $6,799 or 5.5% of annual gross sales. The aggregate rents paid by us to the Karcher Trust for such other restaurant property during fiscal 2010 were $2,156. We purchased the restaurant from the Karcher Trust in December 2008 for approximately $1,840,000.
CLK New-Star, L.P., or New-Star, is one of our franchisees and currently operates 10 Carl’s Jr. restaurants, two of which are Carl’s Jr./Green Burrito dual-branded restaurants. Carl L. Karcher is one of our directors, a partner in Karcher Partners, a member of Karcher GP, a co-trustee of the Carl N. and Margaret M. Karcher Trust and an affiliate of New-Star. New-Star, pursuant to a development agreement with us, is obligated to develop and franchise five additional Carl’s Jr. restaurants at varying times by 2011. New-Star paid us an aggregate of $30,000 in franchise fees and $20,000 in development fees in fiscal 2010. In connection with the operation of its 10 franchised restaurants, New-Star purchases food and other products from us on the same terms and conditions as other franchisees. During fiscal 2010, these purchases totaled approximately $619,700. During fiscal 2010, New-Star paid royalty fees of $419,792, including royalty fees paid to us for its Carl’s Jr./Green Burrito dual-branded restaurants, and advertising and promotional fees of $568,310 for its 10 restaurants combined.
Border Star de Mexico, S.de R.L. de C.V., or BSM, is our licensee and currently operates five Carl’s Jr. restaurants. Carl L. Karcher is one of our directors, a partner in Karcher Partners, a member of Karcher GP, a co-trustee of the Carl N. and Margaret M. Karcher Trust and an affiliate of BSM. During fiscal 2010, BSM paid royalty fees of $135,509 for its five restaurants combined.
KWK Foods, L.L.C., or KWK, is one of our franchisees and an operator of 15 Carl’s Jr. restaurants, two of which closed in fiscal 2010 and four of which are Carl’s Jr./Green Burrito dual-branded restaurants. Carl L. Karcher is one of our directors, a partner in Karcher Partners, a member of Karcher GP, a co-trustee of the Carl N. and Margaret M. Karcher Trust and an affiliate of KWK. Joseph C. Karcher is the brother of Carl L. Karcher, one of our directors, a partner in Karcher Partners, and an affiliate of KWK. Gary Wiles is the brother-in-law of Carl L. Karcher and an affiliate of KWK. KWK paid us an aggregate of $3,833 in franchise fees in fiscal 2010. In connection with the operation of its 15 franchised restaurants, KWK regularly purchases food and other products from us on the same terms and conditions as other franchisees. During fiscal 2010, these purchases totaled approximately $3,971,243. During fiscal 2010, KWK paid royalty fees of $647,796, including royalties paid to us for its Green Burrito dual-branded restaurants, and advertising and promotional fees of $873,244 for all 15 restaurants combined. KWK was also our sublessee with respect to three restaurant locations during fiscal 2010. Rental payments are equal to 1% of annual gross sales of the restaurant in excess of $900,000, and/or minimum monthly rentals ranging from $5,831 to $10,376. The leases expire at various times between September 2015 and February 2018. Total rents paid under these leases during fiscal 2010 totaled $294,351.
KWKG, Inc., or KWKG, is one of our franchisees and currently operates four Carl’s Jr. restaurants, all of which are Carl’s Jr./Green Burrito dual-branded restaurants. Joseph C. Karcher is the brother of Carl L. Karcher, one of our directors, a partner in Karcher Partners, and an affiliate of KWKG. Carl L. Karcher is one of our directors, the son of Carl N. Karcher, a partner in Karcher Partners, a member of Karcher GP, a co-trustee of the Carl N. and Margaret M. Karcher Trust and an affiliate of KWKG. KWKG is obligated, pursuant to a development agreement with us, to develop and franchise two additional Carl’s Jr. restaurants by 2011. In connection with the operation of its four franchised restaurants, KWKG regularly purchases food and other products from us on the same terms and conditions as other franchisees. During fiscal 2010, these purchases totaled approximately $1,441,669. During fiscal 2010, KWKG paid royalty fees of $210,384, including royalties paid to us for its Carl’s Jr./Green Burrito dual-branded restaurants, and advertising and promotional fees of $255,848 for all four restaurants combined.

CLK Desert Star, LP, or CLK-DS, formerly known as CLK-CH Desert Star, LP, is one of our franchisees and currently operates four Carl’s Jr. restaurant, three of which are Carl’s Jr./Green Burrito dual-branded restaurants. Carl L. Karcher is one of our directors, a partner in Karcher Partners, a member of Karcher GP, a co-trustee of the Carl N. and Margaret M. Karcher Trust and an affiliate of CLK-DS. CLK-DS is obligated, pursuant to a development agreement with us, to develop and franchise two additional Carl’s Jr. restaurants at varying times by 2014. CLK-DS paid us an aggregate of $40,000 in franchise fees and $20,000 in development fees in fiscal 2010. In connection with the operation of its four franchised restaurants, CLK-DS regularly purchases food and other products from us on the same terms and conditions as other franchisees. During fiscal 2010, these purchases totaled approximately $1,423,580. During fiscal 2010, CLK-DS paid royalty fees of $74,962, including royalties paid to us for its Carl’s Jr./Green Burrito dual-branded restaurants, and advertising and promotional fees of $90,039 for all four restaurants combined.
Daniel D. (Ron) Lane. M & N Foods, L.L.C., or M&N, is one of our franchisees and currently operates 25 Carl’s Jr. restaurants, 11 of which are Carl Jr./Green Burrito dual-branded restaurants. Daniel D. (Ron) Lane is one of our directors and an affiliate of M&N. In connection with the operation of its 25 restaurants, M&N regularly purchases food and other products from us on the same terms and conditions as other franchisees. During fiscal 2010, these purchases totaled approximately $9,296,224. During fiscal 2010, M&N paid royalty fees of $1,242,150, including royalty fees paid to us for its Carl’s Jr./Green Burrito dual-branded restaurants, and advertising and promotional fees of $1,666,142 for all 25 restaurants combined. M&N was also our sublessee with respect to 24 restaurant locations during fiscal 2010. Rental payments are equal to a percentage of the annual gross sales of the restaurants ranging from 5% to 6% once certain financial thresholds and/or minimum monthly rental payments have been met. The subleases will expire at various times between June 2010 and November 2027. Rents paid under these leases and subleases during fiscal 2010 totaled $2,573,569.
Daniel E. Ponder, Jr. Ponder Enterprises, Inc., or PEI, is a franchisee of Hardee’s and currently operates 23 Hardee’s restaurants. Daniel E. Ponder, Jr. is one of our directors and President and Chairman of the board of directors of PEI. PEI paid us an aggregate of $35,700 in franchise fees and $10,000 in development fees in fiscal 2010. In connection with the operation of its 23 restaurants, PEI regularly purchases products from us on the same terms and conditions as other franchisees. During fiscal 2010, these purchases totaled approximately $219,215. During fiscal 2010, PEI paid us royalty fees of $665,210 for all 23 restaurants combined. PEI was also our sublessee with respect to four restaurant locations during fiscal 2010. Minimum monthly rental payments range from $1,458 to $5,290. The subleases will expire at various times between December 2012 and July 2014. Total rent paid under these subleases during fiscal 2010 aggregated $163,207.
CKE also leases a restaurant property at 3929 S. El Camino Real in San Clemente, California from Margaret LeVecke, the sister of Carl L. Karcher, one of our directors, a partner in Karcher Partners, and an affiliate of MJKL and MJKL Midwest. Rental payments are equal to 5.5% of gross sales of the restaurant or $7,174. Rents paid by CKE to Ms. LeVecke under the lease during fiscal 2010 totaled $125,282.
Director Independence
The corporate governance listing standards of the NYSE require that we have and maintain a board of directors with at least a majority of “independent” directors. In addition to setting forth the minimum standards for independence, the NYSE rules require a company’s board of directors to annually affirmatively determine the independence of each of our directors. Generally, to qualify as independent, a director must not have any direct or indirect material relationship with the company. Our Board of Directors has determined that it would be appropriate to apply a higher standard of independence than the minimum requirements established by the NYSE. Such requirements are set forth in our Corporate Governance Guidelines, a copy of which is available under the section entitled “Corporate Governance” on our website at www.ckr.com, and a copy of which will be made available in print, without charge, to any stockholder upon request.

Our Board of Directors has determined that a director will not be considered independent if, within a three-year period: (i) the director is or has been an employee, or a member of a director’s immediate family is or has been an executive officer, of us; (ii) the director, or a member of a director’s immediate family, receives or has received, more than $75,000 per year in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service); (iii) the director is or has been affiliated with or employed by, or a member of director’s immediate family is or has been affiliated with, or employed in a professional capacity by, a present or former internal or external auditor of ours; (iv) the director, or a member of a director’s immediate family, is or has been employed as an executive officer of another company where any of our present executives serve on that company’s compensation committee; (v) the director is or has been an executive officer or an employee, or a member of a director’s immediate family is or has been an executive officer, of a company that makes payments to, or receives payments from, us for property or services in an amount which, in any single fiscal, exceeds the greater of $750,000 or one percent of such other company’s consolidated gross revenues; (vi) the director, or a member of a director’s immediate family, is or has been associated with a charitable organization that receives payments from us in an amount which, in any single fiscal, exceeds the greater of $750,000 or one percent of such charitable organization’s annual gross revenues; and (vii) the director is a principal of a law firm, an investment banking firm, a financial advisory firm or a consulting firm that performs services for us, and payments made by us to the firm in any single fiscal exceeds one percent of the firm’s annual gross revenues.
Our Board of Directors has determined that the following relationships generally will not be considered to be material relationships that would impair a director’s independence: (i) if a director has any relationship described in items (ii), (v), (vi) and (vii) above where the payments do not exceed the guidelines provided therein; (ii) if a director owns any of our equity securities, or securities convertible into our equity securities; (iii) if a director is an executive officer, director or equity owner of another company that owns less than 10% of our equity securities, or securities convertible into our equity securities; and (iv) if a director is an executive officer, director or equity owner of another company that is indebted to us, or to which we are indebted, and the total amount of indebtedness to the other is less than one percent of the total consolidated assets of the other company. For relationships not covered by items (i) through (iv) of this paragraph, the determination of whether the relationship is material or not, and therefore whether a director would be independent or not, shall be made by our entire Board of Directors and in accordance with applicable NYSE rules.
In accordance with the standards set forth in our Corporate Governance Guidelines, and in light of NYSE rules regarding independence requirements for boards of directors, our Board of Directors has reviewed the independence of each of our directors. During the review of the independence of our directors, our Board of Directors reviewed both direct and indirect transactions and relationships that each of our directors had or maintained with us and our management and employees, including those transactions that are more fully described in this Form 10-K/A under the heading “Certain Relationships and Related Transactions.” The purpose of this review was to determine the independence of each director and whether such director would be considered an independent director under the NYSE rules.
As a result of this review, our Board of Directors affirmatively determined that six of our ten directors currently are independent under our Corporate Governance Guidelines. These independent directors are Byron Allumbaugh, Peter Churm, Matthew Goldfarb, Janet E. Kerr, Jerold H. Rubinstein and Frank P. Willey.
Independence of Committee Members
In accordance with SEC and NYSE rules, our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating & Corporate Governance Committee. Each of the members of the Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee are independent under the SEC and NYSE rules applicable to them.

Item 14. Principal Accounting Fees and Services
Independent Registered Public Accountants
KPMG LLP, or KPMG, served as our independent registered public accounting firm for the fiscal years ended January 25, 2010 and January 26, 2009. In addition to rendering audit services during fiscal 2010 and 2009, KPMG provided various audit-related, tax, and other professional services for the Company. The following is a summary of the fees billed to us by KPMG for professional services rendered for fiscal 2010 and 2009, respectively:

			Percentage of
			Services
	Fiscal	Fiscal	Approved by
	2010	2009	Audit
Fee Category	Fees	Fees	Committee

Audit Fees	$1,230,350	$1,145,698	100%

Audit-Related Fees	13,000	15,500	100%

Tax Fees	60,130	—	100%

All Other Fees	1,500	1,500	100%

Total Fees	$1,304,980	$1,162,698	100%

Audit Fees
Audit fees during fiscal 2010 and 2009 were associated with the annual audit of our consolidated financial statements, reviews of our quarterly reports filed with the SEC, the audit of effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, statutory audits, review of franchise disclosure documents, and issuance of consents.
Audit-Related Fees
Audit-related fees during fiscal 2010 and 2009 were associated with other services related to the audit or review of the Company’s financial statements which are separate from the services described under “Audit Fees.”
Tax Fees
Tax fees during fiscal 2010 were associated with cost segregation studies related to the depreciation of fixed assets. KPMG did not render any tax-related services to the Company during fiscal 2009.
All Other Fees
All other fees during fiscal 2010 and 2009 were associated with the Company’s subscription for and use of KPMG’s accounting research tool.
Audit Committee Pre-Approval Policies
Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation for, and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.
Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.
1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-related services include assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits and special procedures required to meet certain regulatory requirements.
3. Tax services include all services performed by the independent registered public accounting firm’s tax personnel, except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning and tax advice.
4. Other fees are those associated with services not captured in the other categories. We generally do not request such services from the independent registered public accounting firm.
Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.
The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.
The Audit Committee has considered whether the independent registered public accounting firm’s provision of non-audit services to us is compatible with maintaining the registered public accounting firm’s independence and has concluded that the provision of such non-audit services does not compromise the independence of KPMG.

PART IV
Item 15: Exhibits
The exhibits filed as part of this Form 10-K/A are as follows:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CKE RESTAURANTS, INC.
Date: May 25, 2010	By:	/s/ Andrew F. Puzder
Andrew F. Puzder,
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Byron Allumbaugh	Chairman of the Board	May 25, 2010

* Frank P. Willey	Vice Chairman of the Board	May 25, 2010

/s/ Andrew F. Puzder Andrew F. Puzder	Chief Executive Officer (Principal Executive Officer) and Director	May 25, 2010

/s/ Theodore Abajian Theodore Abajian	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 25, 2010

/s/ Reese Stewart Reese Stewart	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 25, 2010

* Peter Churm	Director	May 25, 2010

* Matthew Goldfarb	Director	May 25, 2010

* Carl L. Karcher	Director	May 25, 2010

* Janet E. Kerr	Director	May 25, 2010

* Daniel D. Lane	Director	May 25, 2010

* Daniel E. Ponder, Jr.	Director	May 25, 2010

* Jerold H. Rubinstein	Director	May 25, 2010

* By:	/s/ Andrew F. Puzder Andrew F. Puzder
As Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.