Form 10-Q
period 2010-06-22
CKE RESTAURANTS INC
filed 2010-06-22
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 17, 2010

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

As of June 10, 2010, 55,246,814 shares of the registrant’s common stock were outstanding.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MAY 17, 2010 AND JANUARY 31, 2010
(In thousands, except par values)
(Unaudited)

	May 17, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,084	$18,246
Accounts receivable, net of allowance for doubtful accounts of $262 as of May 17, 2010 and $358 as of January 31, 2010	36,750	35,016
Related party trade receivables	6,230	5,037
Inventories, net	25,575	24,692
Prepaid expenses	10,439	13,723
Assets held for sale	787	500
Advertising fund assets, restricted	15,656	18,295
Deferred income tax assets, net	26,449	26,517
Other current assets	3,938	3,829
Total current assets	136,908	145,855
Notes receivable, net of allowance for doubtful accounts of $362 as of May 17, 2010 and $379 as of January 31, 2010	297	1,075
Property and equipment, net of accumulated depreciation and amortization of $460,729 as of May 17, 2010 and $445,033 as of January 31, 2010	566,789	568,334
Property under capital leases, net of accumulated amortization of $45,665 as of May 17, 2010 and $46,090 as of January 31, 2010	33,551	32,579
Deferred income tax assets, net	40,373	40,299
Goodwill	24,589	24,589
Intangible assets, net	2,607	2,317
Other assets, net	8,314	8,495
Total assets	$813,428	$823,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of bank indebtedness and other long-term debt	$275,659	$12,262
Current portion of capital lease obligations	7,652	7,445
Accounts payable	69,787	65,656
Advertising fund liabilities	15,656	18,295
Other current liabilities	88,440	95,605
Total current liabilities	457,194	199,263
Bank indebtedness and other long-term debt, less current portion	995	266,202
Capital lease obligations, less current portion	43,315	43,099
Other long-term liabilities	77,746	78,804
Total liabilities	579,250	587,368

Commitments and contingencies (Notes 5 and 7)
Subsequent events (Notes 5, 7 and 15)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; none issued or outstanding	—	—
Series A Junior Participating Preferred stock, $.01 par value; 1,500 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 55,234 shares issued and outstanding as of May 17, 2010; 55,291 shares issued and outstanding as of January 31, 2010	552	553
Additional paid-in capital	284,001	282,904
Accumulated deficit	(50,375)	(47,282)
Total stockholders’ equity	234,178	236,175
Total liabilities and stockholders’ equity	$813,428	$823,543

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIXTEEN WEEKS ENDED MAY 17, 2010 AND MAY 18, 2009
(In thousands, except per share amounts)
(Unaudited)

	May 17, 2010	May 18, 2009
Revenue:
Company-operated restaurants	$331,005	$343,164
Franchised and licensed restaurants and other	104,180	103,640
Total revenue	435,185	446,804
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	98,384	98,502
Payroll and other employee benefits	98,106	97,369
Occupancy and other	79,391	78,837
Total restaurant operating costs	275,881	274,708
Franchised and licensed restaurants and other	79,767	79,493
Advertising	19,817	20,767
General and administrative	38,743	41,113
Facility action charges, net	863	1,048
Total operating costs and expenses	415,071	417,129
Operating income	20,114	29,675
Interest expense	(5,025)	(6,344)
Other (expense) income, net	(20,451)	862
(Loss) income before income taxes	(5,362)	24,193
Income tax (benefit) expense	(2,269)	9,798
Net (loss) income	$(3,093)	$14,395

(Loss) income per common share:
Basic	$(0.06)	$0.26
Diluted	$(0.06)	$0.26

Dividends per common share	$—	$0.06

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIXTEEN WEEKS ENDED MAY 17, 2010 AND MAY 18, 2009
(In thousands)
(Unaudited)

	May 17, 2010	May 18, 2009
Cash flows from operating activities:
Net (loss) income	$(3,093)	$14,395
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,644	21,298
Amortization of deferred loan fees	365	326
Share-based compensation expense	2,187	1,850
Recovery of losses on accounts and notes receivable	(23)	(70)
Loss on sale of property and equipment and capital leases	1,280	450
Facility action charges, net	863	1,048
Deferred income taxes	(6)	5,259
Other non-cash charges	—	8
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	(442)	9,716
Estimated liability for closed restaurants and estimated liability for self-insurance	(906)	(687)
Accounts payable and other current and long-term liabilities	9,600	4,749
Net cash provided by operating activities	32,469	58,342
Cash flows from investing activities:
Purchases of property and equipment	(23,727)	(35,811)
Proceeds from sale of property and equipment	67	793
Collections of non-trade notes receivable	233	1,737
Acquisition of restaurants, net of cash acquired	—	(485)
Other investing activities	(313)	42
Net cash used in investing activities	(23,740)	(33,724)
Cash flows from financing activities:
Net change in bank overdraft	(7,482)	(7,311)
Borrowings under revolving credit facility	91,000	53,500
Repayments of borrowings under revolving credit facility	(82,500)	(61,000)
Repayments of credit facility term loan	(10,301)	(2,291)
Repayments of other long-term debt	(9)	(8)
Repayments of capital lease obligations	(2,482)	(1,742)
Repurchase of common stock	(1,823)	(1,340)
Exercise of stock options	901	515
Tax impact of stock option and restricted stock award transactions	122	29
Dividends paid on common stock	(3,317)	(3,279)
Net cash used in financing activities	(15,891)	(22,927)
Net (decrease) increase in cash and cash equivalents	(7,162)	1,691
Cash and cash equivalents at beginning of period	18,246	17,869
Cash and cash equivalents at end of period	$11,084	$19,560

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

Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. Generally, our franchisees are domestic and our licensees are international. As of May 17, 2010, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	424	473	1	898
Franchised	671	1,225	11	1,907
Licensed	138	203	—	341
Total	1,233	1,901	12	3,146

As of May 17, 2010, 236 of our 424 company-operated Carl’s Jr. restaurants were dual-branded with Green Burrito, and 125 of our 473 company-operated Hardee’s restaurants were dual-branded with Red Burrito.

Merger Agreement

On April 23, 2010, we entered into an Agreement and Plan of Merger, effective April 18, 2010 (the “Merger Agreement”), with Columbia Lake Acquisition Holdings, Inc., a Delaware corporation (“Parent”), and Columbia Lake Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Apollo Management VII, L.P. (“Apollo”), the party that was previously designated as an “Excluded Party” under the Agreement and Plan of Merger, dated as of February 26, 2010, by and among the Company, Western Acquisition Holdings, Inc. and Western Acquisition Corp. (the “Prior Merger Agreement”). On April 23, 2010, we terminated the Prior Merger Agreement.

If the Merger is consummated, each share of our common stock issued and outstanding immediately prior to closing will automatically be cancelled and converted into the right to receive $12.55 in cash, and the Company will cease to be a publicly traded company. The closing of the Merger Agreement is subject to approval by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, the receipt of any required approvals and other customary closing conditions. On June 3, 2010, we filed a definitive proxy statement with the Securities Exchange Commission (the “SEC”) relating to the special meeting of our stockholders to consider and vote on the proposal to adopt the Merger Agreement.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Basis of Presentation and Fiscal Year

Our accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE, our wholly-owned subsidiaries and certain variable interest entities (“VIEs”) for which we are the primary beneficiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. CKE does not have any non-controlling interests in other entities. These financial statements should be read in conjunction with the audited Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. In our opinion, all adjustments considered necessary for a fair presentation of financial position and results of operations for this interim period have been included. The results of operations for such interim period are not necessarily indicative of results for the full year or for any future period.

We operate on a retail accounting calendar. Our fiscal year ends on the last Monday in January and typically has 13 four-week accounting periods. For clarity of presentation, we generally label all fiscal year ends as if the fiscal year ended January 31. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters generally have three periods, or 12 weeks. Our fiscal year ending January 31, 2011, which is also referred to as fiscal 2011, contains 53 weeks, whereby the one additional week will be included in our fourth quarter.

During the fiscal quarter ended May 17, 2010, we corrected an immaterial error in our previously presented statement of cash flows for the sixteen weeks ended May 18, 2009. The error related to the treatment and presentation of payments for previously accrued property and equipment purchases that were included within accounts payable or accrued liabilities at January 31, 2009. The effect of the correction on our condensed consolidated statement of cash flows for the sixteen weeks ended May 18, 2009 was to increase net cash provided by operating activities from $50,192 to $58,342 and to increase net cash used in investing activities from $25,574 to $33,724. We will revise our historical statements of cash flows for the second and third quarters of fiscal 2010 to increase net cash provided by operating activities and net cash used in investing activities by $8,150 when the respective periods are presented in future filings.

Variable Interest Entities

We consolidate one national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $15,656 and $18,295 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying Condensed Consolidated Balance Sheets as of May 17, 2010 and January 31, 2010, respectively. Consolidation of the Hardee’s Funds had no impact on our accompanying Condensed Consolidated Statements of Operations and Cash Flows. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of the Hardee’s Funds, and none of our assets serve as collateral for the creditors of these VIEs.

Certain of our franchisees, which combine to operate approximately 6.6% of our franchised and licensed restaurants, are VIEs in which we hold a variable interest, but for which we are not the primary beneficiary. As of May 17, 2010 and January 31, 2010, we had trade receivables related to these VIEs of $3,330 and $2,003, respectively, which are included in related party trade receivables in the accompanying Condensed Consolidated Balance Sheets. Additionally, as of May 17, 2010, there was $10,412 in other exposures related to lease obligations for properties subleased to these VIEs.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 2 —Adoption of New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires companies to more frequently assess whether they must consolidate VIEs. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. We adopted the revised guidance for consolidation of VIEs, which did not have a significant effect on our unaudited Condensed Consolidated Financial Statements, as of the beginning of fiscal 2011.

In January 2010, the FASB issued new authoritative guidance to require additional disclosures for fair value measurements including the following: (1) amounts transferred in and out of Level 1 and 2 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009 (“Part I”), and (2) activities in Level 3 fair value measurements including purchases, sales, issuances and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (“Part II”). We adopted Part I of the revised guidance for fair value measurements disclosures, which did not have a significant effect on our unaudited Condensed Consolidated Financial Statements, as of the beginning of fiscal 2011.

Note 3 — Assets Held For Sale

Surplus restaurant properties and company-operated restaurants that we expect to sell within one year are classified in our accompanying Condensed Consolidated Balance Sheets as assets held for sale. As of May 17, 2010, total assets held for sale were $787 and were comprised of four surplus properties in our Hardee’s operating segment. As of January 31, 2010, total assets held for sale were $500 and were comprised of two surplus properties in our Hardee’s operating segment.

Note 4 — Purchase of Assets

During the sixteen weeks ended May 18, 2009, we purchased one Carl’s Jr. restaurant from one of our franchisees for $485. As a result of this transaction, we recorded property and equipment of $64 and goodwill of $418 in our Carl’s Jr. segment. We did not purchase any restaurants from franchisees during the sixteen weeks ended May 17, 2010.

Note 5 — Indebtedness and Interest Expense

As of May 17, 2010, we had borrowings outstanding under the term loan portion of our senior credit facility (“Facility”) of $237,131 and under the revolving portion of our Facility of $38,500. We also had outstanding letters of credit under the revolving portion of our Facility of $34,863, with remaining availability of $126,637 under the revolving portion of our Facility.

As of May 17, 2010, the applicable interest rate on the term loan was the London Inter Bank Offered Rate (“LIBOR”) plus 1.38% per annum. Our outstanding borrowings under the revolving loan portion of our Facility bore interest at rates that were locked in for fixed terms of approximately 30 days, at LIBOR plus 1.50%, per annum, at May 17, 2010 and January 31, 2010. As of May 17, 2010 and January 31, 2010, borrowings under the revolving loan bore interest at weighted-average rates of 1.83% and 1.75% per annum, respectively. We also incur fees on outstanding letters of credit under our Facility at a per annum rate equal to 1.50% times the stated amounts.

Our Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. In addition, we may reinvest proceeds from the sale of assets and carry forward certain unused capital expenditure amounts to the following year. Our Facility also contains financial performance covenants, which include a maximum leverage ratio and certain restrictive covenants. Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties.

On May 25, 2010, we entered into an amendment to our Facility (the “Amendment”) whereby the Adjusted EBITDA definition to be used in the calculation of our maximum leverage ratio covenant was modified to exclude certain transaction fees and costs, not to exceed $21,000, incurred in connection with the Merger Agreement or the Prior Merger Agreement (see Note 15) for all periods prior to the last day of our second quarter of fiscal 2011. As a result of the Amendment, we are in compliance with our maximum leverage ratio covenant as of May 17, 2010. Unless we negotiate further amendments to the Facility and/or consummate the Merger prior to the end of our second quarter of fiscal 2011, we expect to violate the maximum leverage covenant. As a result, borrowings outstanding under the Facility have been classified as current liabilities as of May 17, 2010. If the Merger is consummated, all amounts outstanding under the Facility will be repaid in full and the Facility will be terminated. If the Merger is not consummated, we expect to negotiate further amendments to the Facility with our lenders. However, there can be no assurance that the Merger will be consummated in a timely manner or at all, or that we will be successful in negotiating further amendments with our lenders.

The principal amount of the term loan is scheduled to be repaid in the following manner: quarterly installments of $644 through January 1, 2012; three quarterly payments of $61,274, beginning on April 1, 2012; and a final payment of $48,801 due on January 1, 2013. Our Facility also requires additional principal payments on the term loan based on annual excess cash flows, as defined, which are determined at the end of each fiscal year. During the sixteen weeks ended May 17, 2010, we made aggregate principal payments of $10,301 on the term loan, including a payment of $9,630 based on excess cash flows for fiscal 2010, as required by the terms of our Facility. The revolving credit facility matures on March 27, 2012.

We utilize derivative instruments to manage interest rate risk. We have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%. These agreements will expire on March 12, 2012. These derivative instruments were not designated as cash flow hedges in accordance with the authoritative guidance. Accordingly, the change in the fair value of the interest rate swap agreements is recognized as interest expense in our accompanying Condensed Consolidated Statements of Operations. During the sixteen weeks ended May 17, 2010 and May 18, 2009, we recorded interest expense of $1,370 and $2,396, respectively, under these interest rate swap agreements to adjust their carrying value to fair value. During the sixteen weeks ended May 17, 2010 and May 18, 2009, we paid $2,985 and $2,832, respectively, for net settlements under our interest rate swap agreements. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table identifies our derivative instruments and their location in our accompanying Condensed Consolidated Balance Sheets:

	May 17, 2010		January 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swap agreements	Other current liabilities	$8,161	Other current liabilities	$8,542
Interest rate swap agreements	Other long-term liabilities	5,706	Other long-term liabilities	6,940
		$13,867		$15,482

Interest expense consisted of the following:

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
Facility	$1,542	$1,784
Interest rate swap agreements	1,370	2,396
Capital lease obligations	1,535	1,520
Amortization of deferred loan fees	332	315
Letter of credit fees and other	246	329
	$5,025	$6,344

Note 6 — Fair Value of Financial Instruments

The following table presents information on our financial instruments as of:

	May 17, 2010		January 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$11,084	$11,084	$18,246	$18,246
Notes receivable	1,898	2,346	2,183	2,534
Financial liabilities:
Long-term debt and bank indebtedness, including current portion	276,654	270,215	278,464	250,798

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value based upon the following fair value hierarchy:

Level 1 —	Quoted prices in active markets for identical assets or liabilities;

Level 2 —
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of May 17, 2010 and January 31, 2010:

	Level	May, 17, 2010	January 31, 2010
Interest rate swap agreements	2	$13,867	$15,482

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 7 — Commitments and Contingent Liabilities

Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised and licensed restaurants and other revenue, and the payments on the leases as rental expense in franchised and licensed restaurants and other expense, in our accompanying Condensed Consolidated Statements of Operations. As of May 17, 2010, the present value of the lease obligations under the remaining master leases’ primary terms is $114,391. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $1,630.

Pursuant to our Facility, a letter of credit sub-facility in the amount of $85,000 was established (see Note 5). Several standby letters of credit are outstanding under this sub-facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of May 17, 2010, we had outstanding letters of credit of $34,863, expiring at various dates through August 2011.

As of May 17, 2010, we had unconditional purchase obligations in the amount of $70,006, which consisted primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

We have employment agreements with certain key executives (“Agreements”). These Agreements include provisions for lump sum payments to the executives that may be triggered by the termination of employment under certain conditions, as set forth in each Agreement. If such provisions were triggered, each affected executive would receive an amount equal to his base salary for the remainder of his employment term. In addition, depending on the executive that has been terminated, the executive may be entitled to additional cash payments ranging from a pro-rata portion of the current year bonus to, in the case of the Chief Executive Officer, an additional payment equal to his base salary for the remainder of his employment term. Furthermore, all options awarded to the affected executives which have not vested as of the date of termination would vest immediately. For certain of the key executives, all unvested restricted stock awards as of the date of termination would vest immediately and restricted stock awards which have not yet been awarded would be awarded and would vest immediately. If all of these Agreements had been triggered as of May 17, 2010, we would have been required to make cash payments of approximately $12,860.

We are currently involved in legal disputes related to the Merger (see Note 15), employment claims, real estate claims and other business disputes. With respect to employment matters, our most significant legal disputes relate to employee meal and rest breaks, and wage and hour disputes. Several potential class action lawsuits have been filed in the state of California, regarding such employment matters, each of which is seeking injunctive relief and monetary compensation on behalf of current and former employees. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of these actions.

As of May 17, 2010, our accrued liability for litigation contingencies was $415. The matters for which we maintain an accrued liability for litigation pose risk of loss significantly higher than the accrued amounts. As of May 17, 2010, we estimated the contingent liability of those losses related to other litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome, to be in the range of $1,655 to $5,245.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 8 — Stockholders’ Equity

During the sixteen weeks ended May 17, 2010, we did not declare cash dividends. During the sixteen weeks ended May 18, 2009, we declared cash dividends of $0.06 per share of common stock, for a total of $3,275. Dividends payable of $3,317 were included in other current liabilities in our accompanying Condensed Consolidated Balance Sheet as of January 31, 2010. In accordance with the Merger Agreement, our ability to declare dividends is restricted.

Note 9 — Share-Based Compensation

We have various share-based compensation plans that provide restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. The total number of shares available under all of our stock incentive plans was 2,450,397 as of May 17, 2010.

Total share-based compensation expense and associated tax benefits recognized were as follows:

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
Share-based compensation expense related to restricted stock awards that contain market or performance conditions	$533	$—
All other share-based compensation expense	1,654	1,852
Total share-based compensation expense	$2,187	$1,852
Associated tax benefits	$666	$622

During the sixteen weeks ended May 17, 2010, the employment agreements of certain key executives were amended, resulting in certain modifications to existing and future restricted stock awards. These amendments reallocated certain of the existing and future restricted stock awards that contained performance conditions to time-based restricted stock awards. Additionally, the employment agreements amend the future vesting criteria for restricted stock awards that contain market or performance conditions related to our fiscal years ending 2011, 2012 and 2013.

If the Merger is consummated, all outstanding stock options shall become fully vested and exercisable immediately prior to the closing. To the extent that such stock options have an exercise price less than $12.55 per share, the holders of such stock options will be entitled to receive an amount in cash equal to $12.55 less the exercise price of the stock option. In addition, all outstanding shares of restricted stock shall become fully vested immediately prior to the closing and shall be treated as a share of the Company’s common stock for all purposes under the Merger Agreement.

Note 10 — Facility Action Charges, Net

The components of facility action charges, net are as follows:

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
Estimated liability for new restaurant closures	$363	$509
Adjustments to estimated liability for closed restaurants	73	176
Impairment of assets to be disposed of	156	—
Impairment of assets to be held and used	3	23
Loss on sales of restaurants and surplus properties, net	138	208
Amortization of discount related to estimated liability for closed restaurants	130	132
	$863	$1,048

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

When an analysis of estimated future cash flows associated with a long-lived asset or asset group indicates that our long-lived assets may not be recoverable, we recognize an impairment loss. Assets are not deemed to be recoverable if their carrying value is less than the undiscounted future cash flows that we expect to generate from their use. Assets that are not deemed to be recoverable are written down to their estimated fair value. Fair value is typically determined using discounted cash flows to estimate the price that a franchisee would be expected to pay for a restaurant and its related assets. This fair value measurement is dependent upon level 3 significant unobservable inputs, as described by the authoritative guidance (see Note 6). Impairment charges recognized in facility action charges, net were recorded against the following asset categories:

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
Property and equipment:
Carl’s Jr.	$3	$4
Hardee’s	156	19
	$159	$23

Note 11 — Income Taxes

Income tax (benefit) expense consisted of the following:

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
Federal and state income taxes	$(2,663)	$9,549
Foreign income taxes	394	249
Income tax (benefit) expense	$(2,269)	$9,798
Effective income tax rate	42.3%	40.5%

Our effective income tax rates for the sixteen weeks ended May 17, 2010 and May 18, 2009 differ from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. We had $4,269 of tax benefits as of January 31, 2010, that, if recognized, would affect our effective income tax rate. There were no material changes in the unrecognized tax benefits for the sixteen weeks ended May 17, 2010. We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $3,323 may be necessary within the fiscal year as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken during fiscal 2011.

As of May 17, 2010, we maintained a valuation allowance of $13,131 for state capital loss carryforwards, certain state net operating loss and income tax credit carryforwards and other temporary differences related to various states in which one or more of our entities file separate income tax returns. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even though we expect to generate consolidated taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 12 — (Loss) Income Per Share

The table below presents the computation of basic and diluted earnings per common share.

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
	(In thousands, except per share amounts)
Numerator:
Net (loss) income	$(3,093)	$14,395
Less: Distributed and undistributed loss (income) attributable to unvested restricted stock awards	61	(230)
(Loss) income attributable to common shareholders for basic (loss) income per common share	(3,032)	14,165
Add: Undistributed (loss) income attributable to unvested restricted stock awards	(61)	180
Less: Undistributed loss (income) reallocated to unvested restricted stock awards	61	(178)
(Loss) income attributable to common shareholders for diluted (loss) income per share	$(3,032)	$14,167

Denominator:
Weighted-average shares for computation of basic (loss) income per common share	54,175	53,733
Dilutive effect of stock options	—	422
Weighted-average shares for computation of diluted (loss) income per common share	54,175	54,155

Basic (loss) income per common share	$(0.06)	$0.26
Diluted (loss) income per common share	$(0.06)	$0.26

We excluded 4,361 and 3,538 potentially dilutive shares of our common stock related to stock options and 1,086 and 882 potentially dilutive shares of our common stock related to restricted stock awards, in thousands, from the computation of diluted (loss) income per common share as their effect would have been anti-dilutive for the sixteen weeks ended May 17, 2010 and May 18, 2009, respectively.

Note 13 — Segment Information

We are principally engaged in developing, operating, franchising and licensing our Carl’s Jr. and Hardee’s quick-service restaurant concepts, each of which is considered an operating segment that is managed and evaluated separately. The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010).

Sixteen Weeks Ended May 17, 2010	Carl’s Jr.	Hardee’s	Other	Total
Revenue	$260,777	$174,157	$251	$435,185
Operating income	12,133	7,934	47	20,114
Income (loss) before income taxes	11,208	7,034	(23,604)	(5,362)

Sixteen Weeks Ended May 18, 2009	Carl’s Jr.	Hardee’s	Other	Total
Revenue	$267,888	$178,610	$306	$446,804
Operating income	20,497	9,003	175	29,675
Income (loss) before income taxes	20,207	8,042	(4,056)	24,193

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 14 — Supplemental Cash Flow Information

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
Cash paid for:
Interest, net of amounts capitalized	$6,079	$6,421
Income taxes, net of refunds received	371	1,482
Non-cash investing and financing activities:
Dividends declared, not paid	—	3,275
Capital lease obligations incurred to acquire assets	2,906	10,847
Accrued property and equipment purchases at quarter-end	4,479	5,750

Note 15 — Merger Agreement

On April 23, 2010, we entered into the Merger Agreement, effective April 18, 2010, providing for the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Apollo, the party that was previously designated as an “Excluded Party” under the Prior Merger Agreement. If the Merger is consummated, each share of our common stock issued and outstanding immediately prior to closing will automatically be cancelled and converted into the right to receive $12.55 in cash, and the Company will cease to be a publicly traded company. The closing of the Merger Agreement is subject to approval by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, the receipt of any required approvals and other customary closing conditions. On June 3, 2010, we filed a definitive proxy statement with the SEC relating to the special meeting of our stockholders to consider and vote on the proposal to adopt the Merger Agreement.

The terms of the Merger Agreement limit our ability to engage in certain business activities without the prior consent of Parent. The most significant of these restrictions limit our ability to pay dividends, issue or repurchase shares of our common stock, incur new indebtedness, modify our existing Facility, enter into or modify material contracts, grant liens on our assets and effect any significant change in our corporate structure or the nature of our business.

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

On April 23, 2010, we terminated the Prior Merger Agreement. On May 24, 2010, we paid a termination fee of $9,283 and $5,000 in reimbursable costs to an affiliate of Thomas H. Lee Partners, L.P. We recorded transaction fees and costs of $20,851 during the sixteen weeks ended May 17, 2010, including the termination fees and reimbursable costs referred to above. Transaction fees and costs of $20,851 and $0 were included in other (expense) income, net in our accompanying Condensed Consolidated Statements of Operations for the sixteen weeks ended May 17, 2010 and May 18, 2009, respectively. Accrued transaction fees and costs of $17,028 and $635 were included in accounts payable in our accompanying Condensed Consolidated Balance Sheets as of May 17, 2010 and January 31, 2010, respectively.

Putative consolidated stockholder class action lawsuits were filed in the Delaware Court of Chancery and in the Superior Court of California for the County of Santa Barbara regarding the Prior Merger Agreement. On May 12, 2010, the plaintiffs in the Delaware Court of Chancery action filed an amended complaint against the Company, each of its directors, Apollo, Parent and Merger Sub that drops the challenge to the Prior Merger Agreement and instead seeks to enjoin the Merger. On or about June 7, 2010, the parties to the consolidated action in the Delaware Court of Chancery informed that court that they had reached a memorandum of understanding regarding settlement of the consolidated putative stockholder class action filed in the Delaware Court of Chancery. On or about June 8, 2010, the parties to the consolidated action in the Superior Court of California for the County of Santa Barbara reached an agreement in principle regarding settlement of the consolidated putative stockholder class action filed in the Superior Court of California for the County of Santa Barbara.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Safe Harbor Disclosure

CKE Restaurants, Inc. and its subsidiaries (collectively referred to herein as the “Company,” “we”, “us”, “our”) is comprised of the operations of Carl’s Jr., Hardee’s, Green Burrito (which is primarily operated as a dual-branded concept with Carl’s Jr. quick-service restaurants) and Red Burrito (which is operated as a dual-branded concept with Hardee’s quick-service restaurants). The following Management’s Discussion and Analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein, and our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals and operating performance and are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties that are often difficult to predict and are beyond our control and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, our ability to compete with other restaurants, supermarkets and convenience stores; the effectiveness of operating initiatives and advertising and promotional effort; changes in economic conditions which may affect our business and stock price; the effect of restrictive covenants in our credit facility on our business; our ability to attract and retain key personnel; our franchisees’ willingness to participate in our strategy; the operational and financial success of our franchisees; changes in consumer preferences and perceptions; changes in the price or availability of commodities; changes in our suppliers’ ability to provide quality products to us in a timely manner; the effect of the media’s reports regarding food-borne illnesses and other health-related issues on our reputation and our ability to obtain products; the seasonality of our operations; increased insurance and/or self-insurance costs; our ability to select appropriate restaurant locations, construct new restaurants, complete remodels of existing restaurants and renew leases with favorable terms; our ability to comply with existing and future health, employment, environmental and other government regulation; the completion and timing of the Merger; and other factors as discussed under the caption “Risk Factors” in our Annual Report on Form 10-K and in our other filings with the SEC.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the New York Stock Exchange.

Recent Developments

Agreement and Plan of Merger

On April 23, 2010, we entered into an Agreement and Plan of Merger, effective April 18, 2010 (the “Merger Agreement”), with Columbia Lake Acquisition Holdings, Inc., a Delaware corporation (“Parent”) and Columbia Lake Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Apollo Management VII, L.P. (“Apollo”), the party that was previously designated as an “Excluded Party” under the Agreement and Plan of Merger, dated as of February 26, 2010, by and among the Company, Western Acquisition Holdings, Inc. and Western Acquisition Corp. (the “Prior Merger Agreement”). On April 23, 2010, we terminated the Prior Merger Agreement.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

If the Merger is consummated, each share of our common stock issued and outstanding immediately prior to closing automatically will be cancelled and converted into the right to receive $12.55 in cash, and the Company will cease to be a publicly traded company. The closing of the Merger Agreement is subject to approval by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, the receipt of any required approvals and other customary closing conditions. On June 3, 2010, we filed a definitive proxy statement with the SEC relating to the special meeting of our stockholders to consider and vote on the proposal to adopt the Merger Agreement.

The terms of the Merger Agreement limit our ability to engage in certain business activities without the prior consent of Parent. The most significant of these restrictions limit our ability to pay dividends, issue or repurchase shares of our common stock, incur new indebtedness, modify our existing Facility, enter into or modify material contracts, grant liens on our assets and effect any significant change in our corporate structure or the nature of our business.

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

On April 23, 2010, we terminated the Prior Merger Agreement. On May 24, 2010, we paid a termination fee of $9,283 and $5,000 in reimbursable costs to an affiliate of Thomas H. Lee Partners, L.P. (“THL”).

Amendment to Credit Facility

On May 25, 2010, we entered into an amendment to our Facility (“Amendment”) whereby the Adjusted EBITDA definition to be used in the calculation of our maximum leverage ratio covenant was modified to exclude certain transaction fees and costs, not to exceed $21,000, incurred in connection with the Merger Agreement or the Prior Merger Agreement for all periods prior to the last day of our second quarter of fiscal 2011.

Distribution Centers

Our Carl’s Jr. franchisees in California, some adjacent states and many international licensees purchase their food, packaging and supplies from us. Our distribution agreement with Carl’s Jr. franchisees and licensees expired on March 12, 2010, and we are currently providing distribution services to these franchisees and licensees on a month-to-month basis. We are considering outsourcing our distribution needs, and concurrently selling our distribution centers located in Ontario, California and Manteca, California, to a third party distributor as an alternative to our existing Carl’s Jr. distribution operations. We expect the ultimate decision to be driven by cost, service and quality assurance requirements and the extent to which we can leverage the participation of the Carl’s Jr. franchisees in providing significant purchase economies of scale. Carl’s Jr. has received a number of proposals from third party foodservice distributors, and we are currently in negotiations with one of the potential third party distributors. However, these negotiations are not yet complete, and an agreement has not yet been executed. There can be no assurance that an outsourced distribution agreement will be negotiated upon terms acceptable to us, or at all.

Our Hardee’s restaurants depend on the distribution services of MBM, a national distributor of food and other products. MBM is responsible for delivering food, packaging and other products from our suppliers to our Hardee’s restaurants on a frequent and routine basis. MBM also provides distribution services to nearly all of our Hardee’s franchisees. Pursuant to the terms of our distribution agreement, we are obligated to purchase substantially all of our specified product requirements from MBM through July 14, 2010. After completing a request for proposal process, we are currently in discussions with MBM to negotiate a new distribution agreement. There can be no assurance that we will be able to enter into a new or revised distribution agreement on terms acceptable to us, or at all.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Operating Review

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in our accompanying Condensed Consolidated Statements of Operations:

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
Revenue:
Company-operated restaurants	76.1%	76.8%
Franchised and licensed restaurants and other	23.9	23.2
Total revenue	100.0	100.0
Operating costs and expenses:
Restaurant operating costs (1):
Food and packaging	29.7	28.7
Payroll and other employee benefits	29.6	28.4
Occupancy and other	24.0	23.0
Total restaurant operating costs	83.3	80.1
Franchised and licensed restaurants and other (2)	76.6	76.7
Advertising (1)	6.0	6.1
General and administrative	8.9	9.2
Facility action charges, net	0.2	0.2
Operating income	4.6	6.6
Interest expense	(1.2)	(1.4)
Other (expense) income, net	(4.7)	0.2
(Loss) income before income taxes	(1.2)	5.4
Income tax (benefit) expense	(0.5)	2.2
Net (loss) income	(0.7)%	3.2%
____________

(1)	As a percentage of company-operated restaurants revenue.

(2)	As a percentage of franchised and licensed restaurants and other revenue.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

The following table is presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
Company-operated restaurants revenue	$331,005	$343,164
Restaurant operating costs:
Food and packaging	98,384	98,502
Payroll and other employee benefits	98,106	97,369
Occupancy and other	79,391	78,837
Total restaurant operating costs	275,881	274,708
Franchised and licensed restaurants and other revenue:
Royalties	26,408	25,679
Distribution centers	67,386	67,157
Rent	9,785	10,093
Franchise fees	601	711
Total franchised and licensed restaurants and other revenue	104,180	103,640
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	4,587	4,638
Distribution centers	66,720	66,220
Rent and other occupancy	8,460	8,635
Total franchised and licensed restaurants and other expenses	79,767	79,493
Advertising expense	19,817	20,767
General and administrative expense	38,743	41,113
Facility action charges, net	863	1,048
Operating income	$20,114	$29,675

Company-operated restaurant-level margin(1)	16.7%	19.9%
Company-operated restaurant-level EBITDA(1)	$55,683	$66,481
Company-operated restaurant-level EBITDA margin(1)	16.8%	19.4%
Franchise contribution(1)	$24,413	$24,147
Franchise restaurant EBITDA(1)	$25,375	$25,183
____________

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended May 17, 2010:

	Company-operated	Franchised	Licensed	Total
Open at May 18, 2009	904	1,904	325	3,133
New	9	29	29	67
Closed	(12)	(29)	(13)	(54)
Divested	(4)	(1)	—	(5)
Acquired	1	4	—	5
Open at May 17, 2010	898	1,907	341	3,146

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Carl’s Jr.
	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
Company-operated restaurants revenue	$182,279	$192,068
Restaurant operating costs:
Food and packaging	53,822	54,136
Payroll and other employee benefits	51,427	51,730
Occupancy and other	44,893	44,204
Total restaurant operating costs	150,142	150,070
Franchised and licensed restaurants and other revenue:
Royalties	10,065	9,758
Distribution centers	61,873	59,336
Rent	6,277	6,379
Franchise fees	283	347
Total franchised and licensed restaurants and other revenue	78,498	75,820
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	2,407	2,352
Distribution centers	61,119	58,430
Rent and other occupancy	5,856	5,891
Total franchised and licensed restaurants and other expenses	69,382	66,673
Advertising expense	11,234	11,629
General and administrative expense	17,855	18,608
Facility action charges, net	31	411
Operating income	$12,133	$20,497

Company-operated average unit volume (trailing-13 periods)	$1,412	$1,507
Franchise-operated average unit volume (trailing-13 periods)	$1,115	$1,163
Company-operated same-store sales decrease	(6.1)%	(5.1)%
Franchise-operated same-store sales decrease	(3.6)%	(5.8)%
Company-operated same-store transaction decrease	(3.8)%	(4.5)%
Average check (actual $)	$6.79	$6.93
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.5%	28.2%
Payroll and other employee benefits	28.2%	26.9%
Occupancy and other	24.6%	23.0%
Total restaurant operating costs	82.4%	78.1%
Company-operated restaurant-level margin(1)	17.6%	21.9%
Company-operated restaurant-level EBITDA(1)	$30,808	$39,682
Company-operated restaurant-level EBITDA margin(1)	16.9%	20.7%
Advertising expense as a percentage of company-operated restaurants revenue	6.2%	6.1%
Franchise contribution(1)	$9,116	$9,147
Franchise restaurant EBITDA(1)	$9,658	$9,742
____________

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended May 17, 2010:

	Company-operated	Franchised	Licensed	Total
Open at May 18, 2009	423	659	123	1,205
New	7	20	18	45
Closed	(4)	(10)	(3)	(17)
Divested	(3)	(1)	—	(4)
Acquired	1	3	—	4
Open at May 17, 2010	424	671	138	1,233

Company-Operated Restaurants

Revenue from company-operated Carl’s Jr. restaurants decreased $9,789, or 5.1%, to $182,279 during the sixteen weeks ended May 17, 2010, as compared to the sixteen weeks ended May 18, 2009. This decrease was primarily due to the 6.1% decrease in same-store sales for the quarter, partially offset by the revenues generated from new company-operated restaurants since the end of the first quarter of fiscal 2010.

The changes in the restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs as a percentage of company-operated restaurants revenue for the sixteen weeks ended May 18, 2009	78.1%
Increase in food and packaging costs	1.3
Increase in labor costs, excluding workers’ compensation	1.1
Increase in depreciation and amortization expense	0.6
Increase in rent expense	0.5
Increase in workers’ compensation expense	0.2
Increase in property tax expense	0.2
Increase in repairs and maintenance	0.2
Other, net	0.2
Restaurant operating costs as a percentage of company-operated restaurants revenue for the sixteen weeks ended May 17, 2010	82.4%

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 17, 2010, as compared to the prior year period, due primarily to increased commodity costs for beef, produce, pork and potatoes.

Labor costs, excluding workers’ compensation increased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 17, 2010, from the comparable prior year period, due primarily to the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of restaurant management costs.

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 17, 2010, from the comparable prior year period, mainly due to asset additions related to remodels, new store openings and equipment upgrades, as well as the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of depreciation and amortization expense.

Rent expense increased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 17, 2010, from the comparable prior year period, due mainly to the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of rent expense.

Franchised and Licensed Restaurants

Total franchised and licensed restaurants revenue increased $2,678, or 3.5%, to $78,498 during the sixteen weeks ended May 17, 2010, as compared to the sixteen weeks ended May 18, 2009. Distribution center sales of food, packaging and supplies to franchisees increased by $2,537, or 4.3%, primarily due to an increase in commodity costs and the number of restaurants serviced by our distribution center, partially offset by a 3.6% decline in franchise-operated same-store sales. Royalty revenues increased by $307, or 3.1%, due to a net increase of 27 franchised and licensed restaurants since the end of the first quarter of fiscal 2010, partially offset by a decline in franchise-operated same-store sales.

Franchised and licensed operating and other expenses increased $2,709, or 4.1%, to $69,382 during the sixteen weeks ended May 17, 2010, from the comparable prior year period. This increase is mainly due to a $2,689, or 4.6%, increase in distribution center costs resulting from the increase in distribution center sales to franchisees.

As of May 17, 2010, approximately 84.4% of Carl’s Jr. franchised and licensed restaurants purchase food, packaging and other supplies from us.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Hardee’s
	Sixteen Weeks Ended
	May 17, 2010		May 18, 2009
Company-operated restaurants revenue	$148,651		$151,015
Restaurant operating costs:
Food and packaging	44,531		44,346
Payroll and other employee benefits	46,635		45,600
Occupancy and other	34,469		34,612
Total restaurant operating costs	125,635		124,558
Franchised and licensed restaurants and other revenue:
Royalties	16,179		15,766
Distribution centers	5,514		7,821
Rent	3,502		3,644
Franchise fees	311		364
Total franchised and licensed restaurants and other revenue	25,506		27,595
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	2,179		2,286
Distribution centers	5,601		7,789
Rent and other occupancy	2,605		2,745
Total franchised and licensed restaurants and other expenses	10,385		12,820
Advertising expense	8,583		9,138
General and administrative expense	20,841		22,454
Facility action charges, net	779		637
Operating income	$7,934		$9,003

Company-operated average unit volume (trailing-13 periods)	$1,001		$1,010
Franchise-operated average unit volume (trailing-13 periods)	$977		$979
Company-operated same-store sales (decrease) increase	(1.2	) %	2.5%
Franchise-operated same-store sales (decrease) increase	(0.5)%		3.4%
Company-operated same-store transaction (decrease) increase	(0.7)%		2.2%
Average check (actual $)	$5.00		$5.04
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	30.0%		29.4%
Payroll and other employee benefits	31.4%		30.2%
Occupancy and other	23.2%		22.9%
Total restaurant operating costs	84.5%		82.5%
Company-operated restaurant-level margin(1)	15.5%		17.5%
Company-operated restaurant-level EBITDA(1)	$24,904		$26,799
Company-operated restaurant-level EBITDA margin(1)	16.8%		17.7%
Advertising expense as a percentage of company-operated restaurants revenue	5.8%		6.1%
Franchise contribution(1)	$15,121		$14,775
Franchise restaurant EBITDA(1)	$15,540		$15,214
____________

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended May 17, 2010:

	Company-operated	Franchised	Licensed	Total
Open at May 18, 2009	480	1,233	202	1,915
New	2	9	11	22
Closed	(8)	(18)	(10)	(36)
Divested	(1)	—	—	(1)
Acquired	—	1	—	1
Open at May 17, 2010	473	1,225	203	1,901

Company-Operated Restaurants

Revenue from company-operated Hardee’s restaurants decreased $2,364, or 1.6%, to $148,651 during the sixteen weeks ended May 17, 2010, from the comparable prior year period. The decrease is mostly due to the 1.2% decline in company-operated same-store sales, as well as the net decrease of seven restaurants since the end of the first quarter of fiscal 2010.

The changes in restaurant operating costs as a percentage of company-operated restaurants revenue are explained as follows:

Restaurant operating costs as a percentage of company-operated restaurants revenue for the sixteen weeks ended May 18, 2009	82.5%
Increase in labor costs, excluding workers’ compensation	1.0
Increase in depreciation and amortization expense	0.8
Increase in food and packaging costs	0.6
Decrease in utilities expense	(0.7)
Increase in workers’ compensation expense	0.2
Other, net	0.1
Restaurant operating costs as a percentage of company-operated restaurants revenue for the sixteen weeks ended May 17, 2010	84.5%

Labor costs, excluding workers’ compensation expense, increased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 17, 2010, as compared to the prior year period, due primarily to the impact of minimum wage rate increases that took place in the second quarter of fiscal 2010, the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of restaurant management costs.

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 17, 2010, from the comparable prior year period, mainly due to asset additions from remodels and equipment upgrades, as well as the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of depreciation and amortization expense.

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 17, 2010, as compared to the prior year period, mainly due to an increase in commodity costs for pork, beef, produce and dairy products.

Utilities expense decreased as a percentage of company-operated restaurants during the sixteen weeks ended May 17, 2010, as compared to the prior year period, mainly due to a decrease in electricity rates and usage.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Franchised and Licensed Restaurants

Total franchised and licensed restaurants revenue decreased $2,089 or 7.6%, to $25,506 during the sixteen weeks ended May 17, 2010, as compared to the prior year period. This decrease is mainly due to the decline in distribution center revenues of $2,307 resulting from a decrease in equipment sales to franchisees associated with new restaurants as well as a decrease in equipment sales to third parties. The decrease in distribution center revenues was partially offset by a $413 increase royalty revenues, which is due primarily to an increase in royalties generated from our international licensees.

Franchised and licensed operating and other expenses decreased $2,435, or 19.0%, to $10,385, during the sixteen weeks ended May 17, 2010, as compared to the prior year period. This decrease in costs is mainly due to a decrease of $2,188, or 28.1%, in distribution center expenses resulting from the decrease in distribution center sales to franchisees and third parties.

Consolidated Expenses

General and Administrative Expense

General and administrative expenses decreased $2,370, or 5.8%, to $38,743, and decreased 0.3% to 8.9% of total revenue, for the sixteen weeks ended May 17, 2010, as compared to the sixteen weeks ended May 18, 2009. This was mainly due to a decrease of $1,162 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria. In addition, as a result of implementing various cost-reduction initiatives, we reduced general corporate expenses by $1,354.

Interest Expense

During the sixteen weeks ended May 17, 2010, interest expense decreased $1,319, or 20.8%, to $5,025, as compared to the sixteen weeks ended May 18, 2009. This decrease was primarily caused by a reduction of $1,026 in the charge to adjust the carrying value of the interest rate swap agreements to fair value, as compared to the prior year period. Additionally, there was a $242 decrease in interest expense on our Facility due to decreased average outstanding borrowings. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.

Other (Expense) Income, Net

During the sixteen weeks ended May 17, 2010, we recorded $20,451 of other expense, net as compared to other income, net of $862 during the sixteen weeks ended May 18, 2009. During the sixteen weeks ended May 17, 2010, we recorded $20,851 in transaction fees and costs related to the Merger Agreement and the Prior Merger Agreement. See Note 15 of Notes to Condensed Consolidated Financial Statements for additional details of the Merger.

Income Tax (Benefit) Expense

Our effective income tax rate for the sixteen weeks ended May 17, 2010 and May 18, 2009 was 42.3% and 40.5%, respectively. The effective rate in the current year quarter was increased primarily due to the impact of state income taxes. See Note 11 of Notes to Condensed Consolidated Financial Statements for additional detail of the components of income tax (benefit) expense.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Liquidity and Capital Resources

On April 23, 2010, we entered into the Merger Agreement, effective April 18, 2010, which provides for the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of Apollo, the party that was previously designated as an “Excluded Party” under the Prior Merger Agreement. If the Merger is consummated, each share of our common stock issued and outstanding immediately prior to closing will automatically be cancelled and converted into the right to receive $12.55 in cash, and the Company will cease to be a publicly traded company. The closing of the Merger Agreement is subject to approval by the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, the receipt of any required approvals and other customary closing conditions. On June 3, 2010, we filed a definitive proxy statement with the SEC relating to the special meeting of our stockholders to consider and vote on the proposal to adopt the Merger Agreement.

The terms of the Merger Agreement limit our ability to engage in certain business activities without the prior consent of Parent. The most significant of these restrictions limit our ability to pay dividends, issue or repurchase shares of our common stock, incur new indebtedness, modify our existing Facility, enter into or modify material contracts, grant liens on our assets and effect any significant change in our corporate structure or the nature of our business.

Parent and Merger Sub have obtained equity and debt financing commitments for the transaction contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Parent to pay the aggregate amount of the merger consideration and all related fees and expenses. Apollo and certain of its affiliated investment funds have committed to purchase equity interests in Parent in an amount up to $456,000 in the aggregate on the terms and subject to the conditions set forth in an equity commitment letter dated April 18, 2010 and has provided the Company with a limited guarantee in favor of the Company dated April 18, 2010, which guarantees the payment of certain monetary obligations that may be owed by Parent pursuant to the Merger Agreement, including any reverse termination fee that may become payable by Parent. Morgan Stanley Senior Funding, Inc., Citigroup Global Markets Inc. and RBC Capital Markets have committed to provide, severally but not jointly, in the aggregate up to $700,000 in debt financing to Merger Sub, consisting of (i) up to $100,000 in the form of a senior secured revolving credit facility and (ii) up to $600,000 in the form of a senior secured second-priority increasing rate bridge facility, on the terms and subject to the conditions set forth in a commitment letter dated April 17, 2010.

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

On April 23, 2010, we terminated the Prior Merger Agreement. On May 24, 2010, we paid a termination fee of $9,283 and $5,000 in reimbursable costs to an affiliate of THL.

Our Facility provides for a $470,000 senior secured credit facility consisting of a $200,000 revolving credit facility and a $270,000 term loan. The revolving credit facility matures on March 27, 2012, and includes an $85,000 letter of credit sub-facility. During the sixteen weeks ended May 17, 2010, we made aggregate principal payments of $10,301 on the term loan, including a payment of $9,630 based on excess cash flows for fiscal 2010, as required by the terms of our Facility. As of May 17, 2010, we had (i) borrowings outstanding under the term loan portion of our Facility of $237,131, (ii) borrowings outstanding under the revolving portion of our Facility of $38,500, (iii) outstanding letters of credit under the revolving portion of our Facility of $34,863, and (iv) availability under the revolving portion of our Facility of $126,637.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

The terms of our Facility include financial performance covenants, which include a maximum leverage ratio, and certain restrictive covenants. We are required to maintain a leverage ratio not to exceed 2.50 and 2.25 in fiscal 2011 and 2012, respectively. On May 25, 2010, we entered into an amendment to our Facility (“Amendment”) whereby the Adjusted EBITDA definition to be used in the calculation of our maximum leverage ratio covenant was modified to exclude certain transaction fees and costs, not to exceed $21,000, incurred in connection with the Merger Agreement or the Prior Merger Agreement for all periods prior to the last day of our second quarter of fiscal 2011. As of May 17, 2010, our leverage ratio was 2.20 per the amended leverage ratio definition. As a result of the Amendment, we were in compliance with our maximum leverage ratio covenant as of May 17, 2010.

Unless we negotiate further amendments to the Facility and/or consummate the Merger prior to the end of our second quarter of fiscal 2011, we expect to violate the maximum leverage covenant. As a result, borrowings outstanding under the Facility have been classified as current liabilities as of May 17, 2010. If the Merger is consummated, all amounts outstanding under the Facility will be repaid in full and the Facility will be terminated. If the Merger is not consummated, we expect to negotiate further amendments to the Facility with our lenders. However, there can be no assurance that the Merger will be consummated in a timely manner or at all, or that we will be successful in negotiating further amendments with our lenders.

Our most significant restrictive covenants limit our ability to incur debt, incur liens on our assets, make any significant change in our corporate structure or the nature of our business, prepay certain debt, engage in a change of control transaction without the member banks’ consents and make investments or acquisitions. Our Facility is collateralized by a lien on all of our personal property assets and liens on certain restaurant properties. We were in compliance with the covenants and all other requirements of our Facility as of May 17, 2010.

Our Facility limits the amount of common stock we can repurchase and/or cash dividends we can distribute. As of May 17,2010, we are permitted to make additional common stock repurchases and/or cash dividend payments up to $52,934 under the terms of our Facility. The aggregate amount allowed for common stock repurchases and/or cash dividend payments is increased each year by a portion of excess cash flows (as defined in our Facility). In addition to being limited by our Facility, our ability to repurchase common stock is limited by our Board of Directors’ authorization and the amount of cumulative repurchases of our common stock that we have already made thereunder. As of May 17, 2010, pursuant to these limitations, we are permitted to make additional repurchases of our common stock up to $35,052. However, in accordance with the terms of the Merger Agreement, we are restricted from certain repurchases of our common stock. See further discussion in Note 15 of Notes to Condensed Consolidated Financial Statements for more information.

Our Facility permits us to make annual capital expenditures in the amount of $85,000, plus 80% of the amount of actual Adjusted EBITDA (as defined in our Facility) in excess of $150,000. In addition, we may reinvest proceeds from the sale of assets and carry forward certain unused capital expenditure amounts to the following year. As of May 17, 2010, we expect to be permitted to make total capital expenditures of $106,155 in fiscal 2011.

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

We are continuing to monitor the potential impact of current volatility in the worldwide capital and credit markets on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity or the availability of committed funds under our Facility. Based on information available to us, all of the financial institutions syndicated under our Facility are able to fulfill their commitments as of June 21, 2010. However, there can be no assurance that one or more of them may not be able to fulfill their future funding obligations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

We have fixed rate swap agreements with various counterparties to effectively fix future interest payments on $200,000 of our term loan debt at 6.12%. These agreements will expire on March 12, 2012. These derivative instruments were not designated as cash flow hedges at inception. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our accompanying unaudited Condensed Consolidated Statements of Operations. During the sixteen weeks ended May 17, 2010, we paid $2,985 for net settlements under our fixed rate swap agreements. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. These interest rate swap agreements are highly sensitive to interest rate fluctuations which could result in significant variability in their future value.

Notwithstanding the above, we expect that our cash on hand, coupled with future cash flows from operations and borrowings under our Facility will provide sufficient liquidity to allow us to service existing debt and to meet our operating and capital requirements for at least the next 12 months. We believe our most significant cash use during the next 12 months will be for capital expenditures. Based on our current capital spending projections, we expect capital expenditures to be between $75,000 and $85,000 for fiscal 2011. Under the terms of our Facility, we may be required to make an annual principal prepayment, based on excess cash flows (as defined in our Facility). Other than these prepayments, we have no significant debt maturities coming due until March 27, 2012 (see Note 5 of Notes to Condensed Consolidated Financial Statements).

During the sixteen weeks ended May 17, 2010, we did not declare cash dividends as our ability to declare dividends is restricted in accordance with the Merger Agreement.

During the sixteen weeks ended May 17, 2010, cash provided by operating activities was $32,469, a decrease of $25,873 or 44.3% from the prior year comparable period. This decrease is primarily attributable to a decrease of $17,488 in net (loss) income, changes in deferred income tax balances and the impact of fluctuations in the timing of receipts and disbursements related to the operating asset and liability balances. Working capital account balances can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.

Cash used in investing activities during the sixteen weeks ended May 17, 2010 totaled $23,740, which principally consisted of purchases of property and equipment.

Capital expenditures were as follows:

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
Non-discretionary:
Remodels
Carl’s Jr.	$1,418	$2,215
Hardee’s	6,916	7,683
Capital Maintenance
Carl’s Jr.	4,243	3,942
Hardee’s	5,696	4,870
Corporate/other	519	880
Total non-discretionary	18,792	19,590

Discretionary:
New restaurants/rebuilds
Carl’s Jr.	2,618	5,738
Hardee’s	1,393	1,292
Dual-branding
Carl’s Jr.	169	16
Hardee’s	735	77
Real estate/franchise acquisitions	20	1,998
Corporate/other	—	7,164
Total discretionary	4,935	16,285
Total	$23,727	$35,875

Capital expenditures for the sixteen weeks ended May 17, 2010, decreased $12,148, or 33.9%, from the comparable prior year period mainly due to a $7,164 decrease in discretionary corporate and other asset additions, a $3,019 decrease in new restaurant and rebuild construction and a $1,978 decrease in real estate and franchise additions. As of May 17, 2010, approximately 91% and 86% of the eligible Carl’s Jr. and Hardee’s company-operated restaurants, respectively, have been remodeled or developed within the last seven years. We base remodel eligibility on several factors, including the remaining lease term and restaurant profitability.

Cash used in financing activities during the sixteen weeks ended May 17, 2010 was $15,891, which resulted primarily from repayments of $10,301 under the term loan portion of our Facility, a decrease in cash overdraft of $7,482, dividends paid of $3,317, common stock repurchases of $1,823 and repayments of capital lease obligations of $2,482. The impact of these items was partially offset by net borrowings of $8,500 under the revolving portion of our Facility.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Critical Accounting Policies

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our consolidated financial position and results of operations. See our Annual Report on Form 10-K for the year ended January 31, 2010 for a description of our critical accounting policies. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Impairment of Goodwill

During the first quarter of fiscal 2011, we evaluated our goodwill at the Carl’s Jr. and Hardee’s brands. As a result of our annual impairment test, we concluded that the fair value of the Carl’s Jr. and Hardee’s reporting units substantially exceeded the carrying value, and thus no impairment charge was required. As of May 17, 2010 and January 31, 2010, we had $24,589 of goodwill recorded in our accompanying Condensed Consolidated Balance Sheets.

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

Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of May 17, 2010 and January 25, 2010, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $37,395 and $37,228, respectively.

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

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2011 Comparisons with Fiscal 2010

The factors discussed below impact comparability of operating performance for the sixteen weeks ended May 17, 2010 and May 18, 2009, or could impact comparisons for the remainder of fiscal 2011.

Fiscal Year and Seasonality

We operate on a retail accounting calendar. Our fiscal year ends the last Monday in January and typically has 13 four-week accounting periods. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters generally have three periods, or 12 weeks. Fiscal 2011 contains 53 weeks, whereby the additional week is included in our forth quarter.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

New Accounting Pronouncements Not Yet Adopted and Adoption of New Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements for a description of the new accounting pronouncements that we have adopted. There are no new accounting pronouncements not yet adopted.

Presentation of Non-GAAP Measurements

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure used by our senior lenders under our Facility to evaluate our ability to service debt and fund capital expenditures. Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to income from operations, an indicator of cash flow from operations or a measure of liquidity. As shown in the table below and defined in our Facility, Adjusted EBITDA is calculated as earnings before cumulative effect of accounting changes, interest expense, income taxes, depreciation and amortization, facility action charges, share-based compensation expense, impairment of goodwill and impairment of assets held for sale. On May 25, 2010, we entered into the Amendment to exclude, from the calculation of Adjusted EBITDA for purposes of determining the Company’s compliance with our maximum leverage ratio, transaction fees and costs, not to exceed $21,000 incurred in connection with the Merger Agreement or the Prior Merger Agreement for all periods prior to the last day of our second quarter of fiscal 2011. Because not all companies calculate Adjusted EBITDA identically, this presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest expense, income taxes, debt service payments, transaction fees and costs and cash costs arising from facility actions.

	Sixteen Weeks Ended		Trailing-13 Periods Ended
	May 17, 2010	May 18, 2009	May 17, 2010
Net (loss) income	$(3,093)	$14,395	$30,710
Interest expense	5,025	6,344	17,935
Income tax (benefit) expense	(2,269)	9,798	2,911
Depreciation and amortization	22,644	21,298	72,410
Facility action charges, net	863	1,048	4,510
Share-based compensation expense	2,187	1,852	8,491
Adjusted EBITDA	25,357	54,735	136,967
Transaction fees and costs(1)	20,851	—	21,000
Adjusted EBITDA, excluding transaction fees and costs(1)	$46,208	$54,735	$157,967
____________

(1)
The Amendment to our Facility excludes certain transaction fees and costs from Adjusted EBITDA, for purposes of calculating our maximum leverage ratio, not to exceed $21,000. During the trailing-13 periods ended May 17, 2010, we incurred $21,674 in transaction fees and costs, and have excluded $21,000 of such costs in accordance with the terms of the Amendment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Company-Operated Restaurant-Level Non-GAAP Measures

Company-operated restaurant-level margin, company-operated restaurant-level EBITDA, and company-operated restaurant-level EBITDA margin are non-GAAP measures utilized by management internally to evaluate and compare our restaurant operating performance between periods. We define company-operated restaurant-level margin, which is expressed as a percentage, as company-operated restaurant-level income divided by company-operated restaurants revenue. Company-operated restaurant-level income is company-operated restaurants revenue less restaurant operating costs, which are the expenses incurred directly by our company-operated restaurants in generating revenues and do not include advertising costs, general and administrative expenses or facility action charges. We define company-operated restaurant-level EBITDA, which is expressed in dollars, as company-operated restaurant-level income excluding depreciation and amortization expense and including advertising expense. We define company-operated restaurant-level EBITDA margin, which is expressed as a percentage, as Company-operated restaurant-level EBITDA divided by company-operated restaurants revenue. Because not all companies calculate the above measures identically, our presentation of such measures may not be comparable to similarly titled measures of other companies. Company-operated restaurant-level non-GAAP measures are calculated as follows:

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
Consolidated:
Company-operated restaurants revenue	$331,005	$343,164
Less: restaurant operating costs	(275,881)	(274,708)
Company-operated restaurant-level income	55,124	68,456
Add: depreciation and amortization	20,376	18,792
Less: advertising expense	(19,817)	(20,767)
Company-operated restaurant-level EBITDA	$55,683	$66,481

Company-operated restaurant-level margin	16.7%	19.9%
Company-operated restaurant-level EBITDA margin	16.8%	19.4%

Carl’s Jr.:
Company-operated restaurants revenue	$182,279	$192,068
Less: restaurant operating costs	(150,142)	(150,070)
Company-operated restaurant-level income	32,137	41,998
Add: depreciation and amortization	9,905	9,313
Less: advertising expense	(11,234)	(11,629)
Company-operated restaurant-level EBITDA	$30,808	$39,682

Company-operated restaurant-level margin	17.6%	21.9%
Company-operated restaurant-level EBITDA margin	16.9%	20.7%

Hardee’s:
Company-operated restaurant revenue	$148,651	$151,015
Less: restaurant operating costs	(125,635)	(124,558)
Company-operated restaurant-level income	23,016	26,457
Add: depreciation and amortization	10,471	9,480
Less: advertising expense	(8,583)	(9,138)
Company-operated restaurant-level EBITDA	$24,904	$26,799

Company-operated restaurant-level margin	15.5%	17.5%
Company-operated restaurant-level EBITDA margin	16.8%	17.7%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands, except per share amounts)

Franchise Non-GAAP Measures

Franchise contribution and franchise restaurant EBITDA are non-GAAP measures utilized by management internally to evaluate and compare the impact of franchised and licensed restaurants on our operating results between periods. We define franchise contribution, which is expressed in dollars, as franchised and licensed restaurants and other revenue less franchised and licensed restaurants and other expense. We define franchise restaurant EBITDA, which is expressed in dollars, as franchise contribution excluding depreciation and amortization expense. These franchise measures do not include corporate general and administrative expenses or facility action charges. Because not all companies calculate the above franchise measures identically, our presentation of such measures may not be comparable to similarly titled measures of other companies. Franchise non-GAAP measures are calculated as follows:

	Sixteen Weeks Ended
	May 17, 2010	May 18, 2009
Consolidated:
Franchised and licensed restaurants and other revenue	$104,180	$103,640
Less: franchised and licensed restaurants and other expense	(79,767)	(79,493)
Franchise contribution	24,413	24,147
Depreciation and amortization expense	962	1,036
Franchise restaurant EBITDA	$25,375	$25,183

Carl’s Jr.:
Franchised and licensed restaurants and other revenue	$78,498	$75,820
Less: franchised and licensed restaurants and other expense	(69,382)	(66,673)
Franchise contribution	9,116	9,147
Depreciation and amortization expense	542	595
Franchise restaurant EBITDA	$9,658	$9,742

Hardee’s:
Franchised and licensed restaurants and other revenue	$25,506	$27,595
Less: franchised and licensed restaurants and other expense	(10,385)	(12,820)
Franchise contribution	15,121	14,775
Depreciation and amortization expense	419	439
Franchise restaurant EBITDA	$15,540	$15,214

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(Dollars in thousands)

Interest Rate Risk

Our principal exposure to financial market risks relates to the impact that interest rate changes could have on our Facility. Our Facility, which is comprised of a revolving credit facility and a term loan, bears interest at an annual rate equal to the prime rate or LIBOR plus an applicable margin. As of May 17, 2010, we had $275,631 of borrowings and $34,863 of letters of credit outstanding under our Facility. We have entered into interest rate swap agreements with a combined notional amount of $200,000. These agreements will expire on March 12, 2012. The effect of the agreements is to limit the interest rate exposure on a portion of our term loan debt under our Facility to a fixed rate of 6.12%. The agreements were not designated as cash flow hedges under the terms of the authoritative guidance. Accordingly, the change in the fair value of the interest rate swap agreements is recognized in interest expense in our accompanying Condensed Consolidated Statements of Operations. These interest rate swap agreements are highly sensitive to interest rate fluctuations, which could result in significant variability in their future fair value.

A hypothetical increase of 100 basis points in short-term interest rates would result in a reduction in our annual pre-tax earnings of $756. The estimated reduction is based upon the outstanding balance of the borrowings under our Facility that are not covered by our interest rate swaps as of May 17, 2010. The sensitivity analysis assumes all other variables will remain constant in future periods.

Foreign Currency Risk

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on earnings and cash flows. Our business at company-operated restaurants is transacted in U.S. dollars. Exposure outside of the U.S. relates primarily to the effect of foreign currency rate fluctuations on royalties and other fees paid by international licensees. As of May 17, 2010, our most significant exposure related to the Mexican Peso. Foreign exchange rate fluctuations have not historically had a significant impact on our results of operations.

Commodity Price Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our Condensed Consolidated Balance Sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of company-operated restaurants revenue.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 17, 2010, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 17, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Between March 1, 2010 and March 26, 2010, seven putative stockholder class actions were filed in the Delaware Court of Chancery and the Superior Court of California for the County of Santa Barbara against the Company, each of its directors, THL and its affiliates alleging the directors breached their fiduciary duties regarding the Prior Merger Agreement and that THL and its affiliates aided and abetted those breaches. On March 26, 2010, the Superior Court of California for the County of Santa Barbara consolidated the four cases filed in that court as In re CKE Restaurants, Inc. Shareholder Litigation, Lead Case No. 1342245 (the “California Action”). On March 29, 2010, the Delaware Court of Chancery consolidated the three cases filed in that court as In re CKE Restaurants, Inc. Shareholder Litigation, Consolidated C.A. No. 5290-VCP (the “Delaware Action”).

On April 1, 2010, plaintiffs in the Delaware Action filed a consolidated complaint, and on April 8, 2010, plaintiffs in the California Action filed a consolidated complaint. On April 12, 2010, the Delaware Court of Chancery granted the Delaware Action plaintiffs’ motion for expedited proceedings and request for a hearing to consider preliminarily enjoining the Prior Merger, and a hearing was scheduled for May 28, 2010. On April 16, 2010, the Superior Court of California for the County of Santa Barbara granted the defendants’ motion for a stay of the California Action pending resolution of the Delaware Action.

On May 12, 2010, the plaintiffs in the Delaware Action filed an amended consolidated complaint against the Company, its directors, Apollo, Parent and Merger Sub that drops the challenge to the Prior Merger Agreement and instead alleges the directors breached their fiduciary duties regarding the Merger, including that the directors had breached their duty of disclosure in the preliminary proxy statement, and that Apollo and its affiliates aided and abetted those breaches. On May 12, 2010, the plaintiffs also filed a motion for expedited discovery and the scheduling of a hearing to preliminarily enjoin the Merger.

On or about May 25, 2010, we entered into an agreement in principle with the plaintiffs in the Delaware Action regarding the settlement of the Delaware Action. On or about June 7, 2010, the parties to Delaware Action informed that Court that they had reached a memorandum of understanding regarding settlement of the Delaware Action (the “MOU”). On or about June 8, 2010, the parties to the California Action reached an agreement in principle regarding settlement of the California Action.

We believe that no further disclosure is required under applicable laws; however, to avoid the risk of the putative stockholder class actions delaying or adversely affecting the Merger and to minimize the expense of defending such actions, we have agreed, pursuant to the terms of the proposed settlement described in the MOU, to make certain supplemental disclosures related to the Merger, all of which are set forth in our definitive proxy statement regarding the Merger filed on or about June 3, 2010. Subject to completion of certain confirmatory discovery by counsel to the plaintiffs, the MOU in the Delaware Action contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to our stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Delaware Court of Chancery will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a motion in the Delaware Court of Chancery for an award of attorneys’ fees and expenses to be paid by us or our successor, which the defendants may oppose. We or our successor shall pay or cause to be paid those attorneys’ fees and expenses awarded by the Delaware Court of Chancery. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Delaware Court of Chancery will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the MOU may be terminated.

The settlements of the Delaware and California Actions are not expected to materially impact the financial statements.

Item 1A. Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 (“2010 Annual Report”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report, except as set forth below. The information below updates, and should be read in conjunction with, the risk factors in our 2010 Annual Report.

Higher health care costs and labor costs could adversely affect our business

We will be impacted by the recent passage of the U.S. Patient Protection and Affordable Care Act.  Under this Act, we may be required to amend our health care plans to, among other things, provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act; cover adult children of our employees to age 26; delete lifetime limits; and delete pre-existing condition limitations. Many of these requirements will be phased in over a period of time.  Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers.  Increased health care costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides information as of May 17, 2010, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 26, 2010 — February 22, 2010	—	$—	—	$36,875
February 23, 2010 — March 22, 2010	—	—	—	36,875
March 23, 2010 — April 19, 2010	157,302	11.48	157,302	35,069
April 20, 2010 — May 17, 2010	1,348	12.55	1,348	35,052
Total	158,650	$11.49	158,650	$35,052
____________

(1)           We received and cancelled a total of 158,650 shares of our outstanding common stock in connection with stock option exercises and the vesting of restricted stock awards.

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

CKE RESTAURANTS, INC.
Date: June 22, 2010	/s/ Reese Stewart
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