Form 10-Q
period 2010-08-09
CKE RESTAURANTS INC
filed 2010-09-29
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 9, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock was 100 shares as of September 22, 2010.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX

Page No.
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets as of August 9, 2010 (Successor) and January 31, 2010 (Predecessor)	3
Condensed Consolidated Statements of Operations for the four weeks ended August 9, 2010 (Successor), eight weeks ended July 12, 2010 (Predecessor) and twelve weeks ended August 10, 2009 (Predecessor)	4
Condensed Consolidated Statements of Operations for the four weeks ended August 9, 2010 (Successor), twenty-four weeks ended July 12, 2010 (Predecessor) and twenty-eight weeks ended August 10, 2009 (Predecessor)	5
Condensed Consolidated Statements of Stockholders’ Equity for the twenty-four weeks ended July 12, 2010 (Predecessor) and four weeks ended August 9, 2010 (Successor)	6
Condensed Consolidated Statements of Cash Flows for the four weeks ended August 9, 2010 (Successor), twenty-four weeks ended July 12, 2010 (Predecessor) and twenty-eight weeks ended August 10, 2009 (Predecessor)	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	47
Item 4. Controls and Procedures	47
Part II. Other Information
Item 1. Legal Proceedings	48
Item 1A. Risk Factors	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 6. Exhibits	60
Signatures	61

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except shares and par values)
(Unaudited)

	Successor	Predecessor
	August 9, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$31,009	$18,246
Accounts receivable, net of allowance for doubtful accounts of $9 as of August 9, 2010 and $358 as of January 31, 2010	33,478	35,016
Related party trade receivables	—	5,037
Inventories, net	14,095	24,692
Prepaid expenses	12,180	13,723
Assets held for sale	572	500
Advertising fund assets, restricted	16,681	18,295
Deferred income tax assets, net	17,488	26,517
Other current assets	4,012	3,829
Total current assets	129,515	145,855
Notes receivable, net of allowance for doubtful accounts of $0 as of August 9, 2010 and $379 as of January 31, 2010	902	1,075
Property and equipment, net of accumulated depreciation and amortization of $3,974 as of August 9, 2010 and $445,033 as of January 31, 2010	643,400	568,334
Property under capital leases, net of accumulated amortization of $439 as of August 9, 2010 and $46,090 as of January 31, 2010	33,169	32,579
Deferred income tax assets, net	—	40,299
Goodwill	188,194	24,589
Intangible assets, net	443,003	2,317
Other assets, net	22,684	8,495
Total assets	$1,460,867	$823,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$28	$12,262
Current portion of capital lease obligations	5,284	7,445
Accounts payable	40,391	65,656
Advertising fund liabilities	16,681	18,295
Other current liabilities	83,459	95,605
Total current liabilities	145,843	199,263
Bank indebtedness and other long-term debt, less current portion	589,567	266,202
Capital lease obligations, less current portion	33,331	43,099
Deferred income tax liabilities, net	179,648	—
Other long-term liabilities	84,951	78,804
Total liabilities	1,033,340	587,368

Commitments and contingencies (Notes 7, 9 and 15)
Subsequent events (Notes 9)

Stockholders’ equity:
Predecessor: Common stock, $0.01 par value; 100,000,000 shares authorized; 55,290,626 shares issued and outstanding as of January 31, 2010	—	553
Successor: Common stock, $0.01 par value; 100 shares authorized, issued and outstanding as of August 9, 2010	—	—
Additional paid-in capital	450,174	282,904
Accumulated deficit	(22,647)	(47,282)
Total stockholders’ equity	427,527	236,175
Total liabilities and stockholders’ equity	$1,460,867	$823,543

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands)
(Unaudited)

	Successor	Predecessor
	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twelve Weeks Ended August 10, 2009
Revenue:
Company-operated restaurants	$85,951	$169,526	$257,794
Franchised and licensed restaurants and other	10,990	47,408	78,173
Total revenue	96,941	216,934	335,967
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	25,309	50,608	73,899
Payroll and other employee benefits	24,348	49,081	72,387
Occupancy and other	20,148	39,685	61,750
Total restaurant operating costs	69,805	139,374	208,036
Franchised and licensed restaurants and other	5,206	35,322	58,333
Advertising	4,848	9,830	15,005
General and administrative	19,656	20,063	30,971
Facility action charges, net	137	(273)	1,454
Other operating expenses, net	19,661	3,681	—
Total operating costs and expenses	119,313	207,997	313,799
Operating (loss) income	(22,372)	8,937	22,168
Interest expense	(5,856)	(3,592)	(2,060)
Other income, net	144	274	425
(Loss) income before income taxes	(28,084)	5,619	20,533
Income tax (benefit) expense	(5,437)	10,041	8,283
Net (loss) income	$(22,647)	$(4,422)	$12,250

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands)
(Unaudited)

	Successor	Predecessor
	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 10, 2009
Revenue:
Company-operated restaurants	$85,951	$500,531	$600,958
Franchised and licensed restaurants and other	10,990	151,588	181,813
Total revenue	96,941	652,119	782,771
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	25,309	148,992	172,401
Payroll and other employee benefits	24,348	147,187	169,756
Occupancy and other	20,148	119,076	140,587
Total restaurant operating costs	69,805	415,255	482,744
Franchised and licensed restaurants and other	5,206	115,089	137,826
Advertising	4,848	29,647	35,772
General and administrative	19,656	58,806	72,084
Facility action charges, net	137	590	2,502
Other operating expenses, net	19,661	10,249	—
Total operating costs and expenses	119,313	629,636	730,928
Operating (loss) income	(22,372)	22,483	51,843
Interest expense	(5,856)	(8,617)	(8,404)
Other income (expense), net	144	(13,609)	1,287
(Loss) income before income taxes	(28,084)	257	44,726
Income tax (benefit) expense	(5,437)	7,772	18,081
Net (loss) income	$(22,647)	$(7,515)	$26,645

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)
 (Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Predecessor:
Balance as of January 31, 2010	55,290,626	$553	$282,904	$(47,282)	$236,175
Forfeitures of restricted stock awards	(78,484)	(1)	1	—	—
Exercise of stock options	154,317	2	1,061	—	1,063
Share-based compensation expense	—	—	4,710	—	4,710
Repurchase and retirement of common stock	(178,800)	(2)	(2,070)	—	(2,072)
Net loss	—	—	—	(7,515)	(7,515)
Balance as of July 12, 2010	55,187,659	$552	$286,606	$(54,797)	$232,361

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Successor:
Equity contribution	100	$—	$450,000	$—	$450,000
Share-based compensation expense	—	—	174	—	174
Net loss	—	—	—	(22,647)	(22,647)
Balance as of August 9, 2010	100	$—	$450,174	$(22,647)	$427,527

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Successor	Predecessor
	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 10, 2009
Cash flows from operating activities:
Net (loss) income	$(22,647)	$(7,515)	$26,645
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,952	33,703	37,812
Amortization of debt issuance costs and discount on notes	278	522	563
Share-based compensation expense	174	4,710	4,238
Provision for (recovery of) losses on accounts and notes receivable	9	(100)	(303)
Loss (gain) on sale of property and equipment and capital leases	283	(1,326)	835
Facility action charges, net	137	590	2,502
Deferred income taxes	(5,517)	8,241	9,178
Other non-cash charges	—	—	19
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	5,866	4,826	11,330
Estimated liability for closed restaurants and estimated liability for self-insurance	64	(2,318)	(1,373)
Accounts payable and other current and long-term liabilities	(25,041)	4,317	3,834
Net cash (used in) provided by operating activities	(41,442)	45,650	95,280
Cash flows from investing activities:
Purchases of property and equipment	(4,703)	(33,738)	(57,663)
Acquisition of Predecessor	(693,478)	—	—
Proceeds from sale of property and equipment	—	1,011	3,401
Proceeds from sale of Distribution Center assets	—	19,203	—
Collections of non-trade notes receivable	33	673	2,018
Acquisition of restaurants, net of cash acquired	—	—	(485)
Other investing activities	9	(284)	76
Net cash used in investing activities	(698,139)	(13,135)	(52,653)
Cash flows from financing activities:
Net change in bank overdraft	(7,312)	(7,364)	(5,170)
Borrowings under revolving credit facilities	—	138,500	75,000
Repayments of borrowings under revolving credit facilities	(34,000)	(134,500)	(97,000)
Repayments of Predecessor Facility term loan	(236,487)	(10,945)	(2,962)
Proceeds from issuance of senior secured second lien notes, net of original issue discount	588,510	—	—
Payment of debt issuance costs	(18,079)	—	—
Repayments of other long-term debt	(2)	(13)	(11)
Repayments of capital lease obligations	(405)	(3,748)	(3,812)
Repurchase of common stock	—	(2,072)	(1,340)
Exercise of stock options	—	1,063	518
Tax impact of stock option and restricted stock award transactions	—	—	29
Dividends paid on common stock	—	(3,317)	(6,554)
Net advances from (to) Sponsor	2,641	(2,641)	—
Equity contribution	450,000	—	—
Net cash provided by (used in) financing activities	744,866	(25,037)	(41,302)
Net increase in cash and cash equivalents	5,285	7,478	1,325
Cash and cash equivalents at beginning of period	25,724	18,246	17,869
Cash and cash equivalents at end of period	$31,009	$25,724	$19,194

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Note 1 — Basis of Presentation and Description of Business

Description of Business:

CKE Restaurants, Inc. (“CKE” or the “Company”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, Green Burrito® and Red Burrito® concepts. References to CKE Restaurants, Inc. throughout these Notes to Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”

Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. Generally, our franchisees are domestic and our licensees are international. As of August 9, 2010, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	423	472	1	896
Franchised	673	1,222	11	1,906
Licensed	143	204	—	347
Total	1,239	1,898	12	3,149

As of August 9, 2010, 240 of our 423 company-operated Carl’s Jr. restaurants were dual-branded with Green Burrito, and 139 of our 472 company-operated Hardee’s restaurants were dual-branded with Red Burrito.

Merger and Related Transactions:

On July 12, 2010, we completed a merger with Columbia Lake Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Columbia Lake Acquisition Holdings, Inc. (“Parent”), a Delaware corporation, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent, pursuant to the Agreement and Plan of Merger, dated April 18, 2010 (“Merger Agreement”). Parent is controlled by investment entities affiliated with Apollo Management VII, L.P. (“Apollo” or the “Sponsor”). As a result of the Merger, shares of CKE common stock ceased to be traded on the New York Stock Exchange after close of market on July 12, 2010.

The aggregate consideration for all equity securities of the Company was $704,065, including $10,587 of post-combination share-based compensation expense, and the total debt assumed and refinanced in connection with the Merger was $270,487. The Merger was funded by (i) equity contributions from affiliates of Apollo of $436,645, (ii) equity contributions from our senior management of $13,355, (iii) proceeds of $588,510 from our $600,000 senior secured second lien notes (the “Notes”), and (iv) a senior secured revolving credit facility of $100,000 (the “Credit Facility”), which was undrawn at closing.

The aforementioned transactions, including the Merger and payment of costs related to these transactions, are collectively referred to as the “Transactions.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Basis of Presentation and Fiscal Year:

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

For the purposes of presentation and disclosure, all references to “Predecessor” relate to CKE Restaurants, Inc. for periods prior to the Merger. All references to “Successor” relate to the CKE Restaurants, Inc. merged with Merger Sub for periods subsequent to the Merger. References to “we”, “us”, “our”, “CKE” and the “Company” relate to the Predecessor for the periods prior to the Merger and to the Successor for periods subsequent to the Merger.

Within this Form 10-Q, we corrected an immaterial error in our previously presented statement of cash flows for the twenty-eight weeks ended August 10, 2009. The error related to the treatment and presentation of payments for previously accrued property and equipment purchases that were included within accounts payable or accrued liabilities at January 31, 2009. The effect of the correction on our condensed consolidated statement of cash flows for the twenty-eight weeks ended August 10, 2009 (Predecessor) was to increase net cash provided by operating activities from $87,130 to $95,280 and to increase net cash used in investing activities from $44,503 to $52,653. We will also revise our historical statement of cash flows for the third quarter of fiscal 2010 to increase net cash provided by operating activities and net cash used in investing activities by $8,150 in our future Form 10-Q filing.

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation.

Variable Interest Entities:

We consolidate one national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $16,681 and $18,295 of advertising fund assets, restricted, and advertising fund liabilities in our Condensed Consolidated Balance Sheets as of August 9, 2010 (Successor) and January 31, 2010 (Predecessor), respectively. Consolidation of the Hardee’s Funds had no impact on our accompanying Condensed Consolidated Statements of Operations and Cash Flows. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of the Hardee’s Funds, and none of our assets serve as collateral for the creditors of these VIEs.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Note 2 — Acquisition of CKE Restaurants, Inc.

The acquisition of CKE Restaurants, Inc. is being accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was preliminarily allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair-value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability.  The following table summarizes the fair values assigned to the net assets acquired as of the July 12, 2010 acquisition date:

Total Consideration:
Cash paid to shareholders	$704,065
Less: Post-combination share-based compensation expense (see Note 11)	(10,587)
Total purchase price consideration	693,478

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	25,724
Accounts receivable (1)	39,712
Inventories	13,956
Deferred income tax assets, net - current	18,126
Other current assets	36,336
Notes receivable - current and long-term (2)	2,311
Property and equipment (3)	642,700
Property under capital leases	33,582
Intangible assets	444,150
Other assets	4,203
Bank indebtedness - current and long-term	(271,505)
Capital lease obligations - current and long-term	(38,995)
Accounts payable	(54,811)
Deferred income tax liabilities, net - long-term	(185,803)
Other liabilities - current and long-term (4)	(204,402)
Net assets acquired	505,284
Excess purchase price attributed to goodwill acquired	$188,194
_____________
(1)	The gross amount due under accounts receivable acquired is $40,031, of which $319 is expected to be uncollectible.
(2)	The gross amount due under notes receivable acquired is $5,947, of which $3,636 is expected to be uncollectible.
(3)
The estimated fair value of property and equipment acquired consisted of: $248,218 of land, $87,142 of leasehold improvements, $201,781 of buildings and improvements, and $105,559 of equipment, furniture and fixtures.

(4)	The estimated fair value of unfavorable lease obligations assumed is $41,458 and included in other long-term liabilities in our Condensed Consolidated Balance Sheet.

As of August 9, 2010, the purchase price allocation is preliminary and could change materially in subsequent periods. Any subsequent changes to the purchase price allocation that result in material changes to our consolidated financial results will be adjusted retrospectively. The final purchase price allocation is pending the receipt of valuation work and the completion of the Company’s internal review of such work, which is expected to be completed during fiscal 2011. The provisional items pending finalization are the valuation of our property and equipment, operating lease intangible assets and liabilities, capital lease assets and obligations, intangible assets, goodwill and income tax related matters.

At the time of the Merger, the Company believed its market position and future growth potential for both company-operated and franchised and licensed restaurants were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. A portion of our goodwill recognized in connection with the Merger has carryover basis from previous acquisitions.  As of August 9, 2010, $45,135 of our goodwill will be deductible for federal income tax purposes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Transaction Costs:

We recorded $19,661 in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Transactions within other operating expenses, net in our Condensed Consolidated Statement of Operations for the four weeks ended August 9, 2010 (Successor). Additionally, in connection with the funding of the Notes and Credit Facility upon closing of the Merger, we capitalized $18,079 in debt issuance costs.

We recorded $7,123 in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Transactions within other operating expenses, net in our Condensed Consolidated Statement of Operations for the eight weeks ended July 12, 2010 (Predecessor).

We recorded $13,691 in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Transactions within other operating expenses, net in our Condensed Consolidated Statement of Operations for the twenty-four weeks ended July 12, 2010 (Predecessor). Additionally, we recorded a termination fee for a prior merger agreement with an affiliate of Thomas H. Lee Partners, L.P. of $9,283 and $5,000 in reimbursable costs within other income (expense), net in our Condensed Consolidated Statement of Operations for the twenty-four weeks ended July 12, 2010 (Predecessor).

Pro Forma Financial Information:

The following unaudited pro forma results of operations assume that the Transactions had occurred on February 1, 2009 for the twelve and twenty-eight weeks ended August 10, 2009 and on February 1, 2010 for the twelve and twenty-eight weeks ended August 9, 2010, after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Credit Facility and the Notes, and other acquisition-related adjustments in connection with the Transactions. These unaudited pro forma results exclude transaction costs incurred in connection with the Merger and share-based compensation expense related to the acceleration of stock options and restricted stock awards. Additionally, the following unaudited pro forma results of operations do not give effect to the sale of our Carl’s Jr. distribution facility operations, which was completed on July 2, 2010. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	August 9, 2010	August 10, 2009	August 9, 2010	August 10, 2009
Revenues	$314,310	$336,372	$750,143	$783,830
Net income	4,497	2,651	3,656	6,942

Note 3 — Adoption of New Accounting Pronouncements

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
(Unaudited)

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

Note 4 — Assets Held For Sale

Surplus restaurant properties and company-operated restaurants that we expect to sell within one year are classified in our Condensed Consolidated Balance Sheets as assets held for sale. As of August 9, 2010, total assets held for sale were $572 and were comprised of four surplus properties in our Hardee’s operating segment. As of January 31, 2010, total assets held for sale were $500 and were comprised of two surplus properties in our Hardee’s operating segment.

Note 5 — Purchase and Sale of Assets

Purchase of Assets:

We did not purchase any restaurants from franchisees during the twenty-eight weeks ended August 9, 2010. During the twenty-eight weeks ended August 10, 2009, we purchased one Carl’s Jr. restaurant from one of our franchisees for $485. As a result of this transaction, we recorded property and equipment of $64 and goodwill of $418 in our Carl’s Jr. segment.

Sale of Assets:

On July 2, 2010, we entered into an Asset Purchase Agreement (“APA”) with Meadowbrook Meat Company, Inc. (“MBM”) to sell to MBM our Carl’s Jr. distribution center assets located in Ontario, California and Manteca, California (“Distribution Centers”). In connection with the APA, we received total consideration of $21,195 from MBM for the Distribution Center assets, which included inventory, fixed assets, real property in Manteca, California, and other related assets. During the twenty-four weeks ended July 12, 2010, we collected proceeds of $19,203 related to the sale of the Distribution Center assets. The proceeds receivable from MBM of $1,992 are included in accounts receivable in our Condensed Consolidated Balance Sheet as of August 9, 2010 (Successor). Additionally, we entered into sublease agreements with MBM to sublease the facility in Ontario, California, as well as certain leased vehicles and equipment. We will remain principally liable for the lease obligations. We also remain liable for all liabilities incurred prior to the sale, which include worker’s compensation claims, employment related matters and litigation, and other liabilities. Additionally, we entered into a transition services agreement, whereby, both we and MBM are required to provide certain services in connection with the transition of the Distribution Centers to MBM.  As a result of the transaction, we recorded a gain of $3,442, which is included in other operating expenses, net in our Condensed Consolidated Statements of Operations for the eight and twenty-four weeks ended July 12, 2010 (Predecessor).

On July 2, 2010, we and our franchisees entered into distribution agreements with MBM to provide distribution services to our Carl’s Jr. and Hardee’s restaurants through June 30, 2017.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Related Party Transactions:

During the twelve weeks ended August 10, 2009, we sold three company-operated Carl’s Jr. restaurants and related real property with a net book value of $965 to a former executive and new franchisee. In connection with this transaction, we received aggregate consideration of $1,300, including $100 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $233, which is included in facility action charges, net, in our Condensed Consolidated Statements of Operations for the twelve and twenty-eight weeks ended August 10, 2009 (Predecessor), in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

Note 6 — Intangible Assets, Net

The following table presents our indefinite and definite-lived intangible assets for each of the respective reporting periods. As of August 9, 2010, the fair value of our intangible assets is preliminary and could change materially in subsequent periods (see Note 2).

	Successor				Predecessor
	August 9, 2010				January 31, 2010
	Weighted Average Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	Indefinite	$278,000	$—	$278,000	$3,166	$(1,251)	$1,915
Favorable lease agreements	10	69,150	(774)	68,376	1,076	(756)	320
Franchise agreements	20	97,000	(373)	96,627	90	(8)	82
		$444,150	$(1,147)	$443,003	$4,332	$(2,015)	$2,317

Our estimated future amortization expense related to these intangible assets is set forth as follows:

August 10, 2010 through January 31, 2011	$6,882
Fiscal 2012	14,809
Fiscal 2013	14,429
Fiscal 2014	12,961
Fiscal 2015	11,195
Fiscal 2016	10,089

Note 7 — Indebtedness and Interest Expense

Senior Secured Credit Facility:

On July 12, 2010, we entered into the Credit Facility, which provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.75%. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of August 9, 2010, we had no outstanding loan borrowings, $34,865 of outstanding letters of credit, and remaining availability of $65,135 under our Credit Facility.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Our obligations under the Credit Facility are unconditionally guaranteed by Parent, prior to an initial public offering of our stock, and our existing and future wholly-owned domestic subsidiaries. In addition, all obligations are secured by (1) our common stock, prior to an initial public offering of such common stock, and (2) substantially all of our material owned assets and the material owned assets of the subsidiary guarantors.

Pursuant to the terms of our Credit Facility, during each fiscal year our capital expenditures cannot exceed the sum of (1) the greater of (i) $100,000 and (ii) 8.5% of our consolidated gross total tangible assets as of the end of such fiscal year plus, without duplication, (2) 10% of certain assets acquired in permitted acquisitions during such fiscal year (the "Acquired Assets Amount") and, (3) for the immediately following fiscal year, 5% of the Acquired Assets Amount, calculated on a cumulative basis. In addition, the annual base amount of permitted capital expenditures may be increased by an amount equal to any cumulative credit (as defined in the Credit Facility) which we elect to apply for this purpose and may be carried-back and/or carried-forward subject to the terms set forth in the Credit Facility. The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio, a specified minimum interest coverage ratio and certain other restrictive covenants.

The Credit Facility contains covenants that restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness; make investments, loans, advances and acquisitions; create restrictions on the payment of dividends or other amounts to us from our subsidiaries; sell assets, including capital stock of our subsidiaries; consolidate or merge; create liens; enter into sale and leaseback transactions; amend, modify or permit the amendment or modification of any senior secured second lien note documents; engage in certain transactions with our affiliates; issue capital stock; create subsidiaries; and change the business conducted by us or our subsidiaries.

Senior Secured Second Lien Notes:

In connection with the Merger, on July 12, 2010, we issued $600,000 in principal amount of senior secured second lien notes in a private placement to qualified institutional buyers. The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2011. The Notes were issued with an original issue discount of 1.92%, or $11,490, and are recorded as long-term debt, net of original issue discount, in our Condensed Consolidated Balance Sheet as of August 9, 2010 (Successor). The original issue discount and debt issuance costs associated with the issuance of the Notes are amortized to interest expense over the term of the Notes. The Notes mature on July 15, 2018.

Each of our wholly-owned domestic subsidiaries that guarantee indebtedness under the Credit Facility guarantee on a senior basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all our obligations under the Notes.

Our obligations and the obligations of the guarantors are secured on a second-priority lien on the assets that secure our and our subsidiary guarantors’ obligations under our Credit Facility, subject to certain exceptions and permitted liens.

The indenture governing the Notes contains restrictive covenants that limit our and our guarantor subsidiaries’ ability to, among other things: incur or guarantee additional debt or issue certain preferred equity; pay dividends, make capital stock distributions or other restricted payments; make certain investments; sell certain assets; create or incur liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Additionally, the indenture contains certain reporting covenants, which requires us to provide all such information required to be filed with the United States Securities and Exchange Commission (“SEC”) in accordance with the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non-accelerated filer, even if we are not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Notes.

We may redeem the Notes prior to the maturity date based upon the following conditions: (1) prior to July 15, 2013, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 111.375% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (2) during, in each of the 12-month periods beginning July 15, 2011, July 15, 2012, and July 15, 2013, we may redeem up to 10% of the aggregate principal amount of the Notes at a redemption price of 103% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (3) on or after July 15, 2014, we may redeem all or any portion of the Notes during the 12-month periods commencing July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017 and thereafter at a redemption price of 105.688%, 102.844%, 101.422% and 100%, respectively, of the aggregate principal amount of the Notes plus accrued and unpaid interest, and (4) prior to July 15, 2014, we may redeem all or any portion of the Notes at a price equal to 100% of the aggregate principal amount of the Notes plus a make-whole premium and accrued and unpaid interest. Upon a change in control, the Note holders each have the right to require us to redeem their Notes at a redemption price of 101% of the aggregate principal amount of the Notes plus accrued and unpaid interest.

In connection with the Notes, we have entered into a registration rights agreement pursuant to which we have agreed to file an exchange offer registration statement with the SEC for the Notes. We and our guarantor subsidiaries have agreed to use our commercially reasonable efforts to file within 180 days and effect within 270 days a registration statement to offer to exchange the Notes for registered notes with identical terms, subject to certain exclusions of previously identified terms.

Repayment of Debt and Interest Rate Swap Agreements:

In connection with the Merger, we repaid at closing the total principal outstanding balance of the term loan portion of our senior credit facility (“Predecessor Facility”) of $236,487 and the total outstanding borrowings on the revolving portion of our Predecessor Facility of $34,000, as well as all incurred and unpaid interest on our Predecessor Facility. In connection with the Merger, the debt issuance costs related to the Predecessor Facility were removed from our Condensed Consolidated Balance Sheet through acquisition accounting. All outstanding letters of credit under the Predecessor Facility were terminated on July 12, 2010.

In connection with the Merger, we settled and paid in full all obligations related to our fixed rate interest rate swap agreements, which totaled $14,844. During the eight weeks ended July 12, 2010 and twelve weeks ended August 10, 2009, we recorded interest expense of $1,743 and a reduction in interest expense of $1,079, respectively, under these interest rate swap agreements to adjust their carrying value to fair value. During the eight weeks ended July 12, 2010 and twelve weeks ended August 10, 2009, we paid $767 and $2,231, respectively, for net settlements under our interest rate swap agreements, excluding the settlement at closing of the Merger. During the twenty-four weeks ended July 12, 2010 and twenty-eight weeks ended August 10, 2009, we recorded interest expense of $3,113 and $1,316, respectively, under these interest rate swap agreements to adjust their carrying value to fair value. During the twenty-four weeks ended July 12, 2010 and twenty-eight weeks ended August 10, 2009, we paid $3,750 and $5,063, respectively, for net settlements under our interest rate swap agreements, excluding the settlement at closing of the Merger. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. See Note 8 for fair value measurement of derivatives.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Interest expense:

Interest expense consisted of the following:

	Successor	Predecessor
	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twelve Weeks Ended August 10, 2009	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 10, 2009
Senior secured credit facility	$47	$—	$—	$—	$—
Senior secured second lien notes	5,195	—	—	—	—
Predecessor Facility	—	797	1,230	2,338	3,013
Interest rate swap agreements	—	1,743	(1,079)	3,113	1,316
Capital lease obligations	310	782	1,267	2,318	2,788
Amortization of debt issuance costs and discount on notes	278	155	234	488	549
Letter of credit fees and other	26	115	408	360	738
	$5,856	$3,592	$2,060	$8,617	$8,404

Note 8 — Fair Value of Financial Instruments

The following table presents information on our financial instruments as of:

	Successor		Predecessor
	August 9, 2010		January 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$31,009	$31,009	$18,246	$18,246
Notes receivable	2,263	2,263	2,183	2,534

Financial liabilities:
Long-term debt and bank indebtedness, including current portion	589,595	607,016	278,464	250,798

The fair value of cash and cash equivalents approximates its carrying value due to its short maturity. The estimated fair value of notes receivable was determined by discounting future cash flows using current rates at which similar loans might be made to borrowers with similar credit ratings. As of August 9, 2010, the estimated fair value of the Notes was determined by using estimated market prices of our outstanding Notes.  For all other long-term debt, the estimated fair value was determined by discounting future cash flows using rates available to us for debt with similar terms and remaining maturities.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of August 9, 2010 and January 31, 2010:

		Successor	Predecessor
	Level	August 9, 2010	January 31, 2010
Interest rate swap agreements (1)	2	$—	$15,482
___________
(1) On July 12, 2010, we settled and paid in full all obligations related to our fixed rate interest rate swap agreements.

The interest rate swap agreements are recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of our interest rate swap agreements, credit spreads for the contracting parties and interest rate curves.

Note 9 — Commitments and Contingent Liabilities

Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised and licensed restaurants and other revenue, and the payments on the leases as rental expense in franchised and licensed restaurants and other expense, in our Condensed Consolidated Statements of Operations. As of August 9, 2010, the present value of the lease obligations under the remaining master leases’ primary terms is $115,629. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $10,718.

Pursuant to our Credit Facility, we may borrow up to $100,000 for senior secured revolving facility loans, swingline loans and letters of credit (see Note 7). We have several standby letters of credit outstanding under our Credit Facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of August 9, 2010, we had outstanding letters of credit of $34,865, expiring at various dates through August 2011.

As of August 9, 2010, we had unconditional purchase obligations in the amount of $79,566, which consisted primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

In connection with the Merger, we entered into employment agreements with certain key executives (the “Employment Agreements”). Pursuant to the terms of the Employment Agreements, each executive shall be entitled to receive certain payments that will be paid out over the next two to three years, in accordance with such executive’s Employment Agreement. In addition, each executive will be entitled to payments that may be triggered by the termination of employment under certain circumstances, as set forth in each Employment Agreement. If certain provisions are triggered, the affected executive will be entitled to receive an amount equal to his base salary for the remainder of the current employment term, except our Chief Executive Officer who shall be entitled to receive an amount equal to his minimum base salary multiplied by six, and our President and Chief Legal Officer and our Chief Financial Officer each of whom shall be entitled to receive an amount equal to the respective minimum base salary multiplied by three. The affected executive may also be entitled to receive additional cash payments consisting of a pro-rata portion of his current year bonus and a portion of his retention bonus. If all payment provisions of the Employment Agreements had been triggered as of August 9, 2010, we would have been required to make cash payments of approximately $16,148.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Putative consolidated stockholder class action lawsuits were filed in the Delaware Court of Chancery and in the Superior Court of California for the County of Santa Barbara regarding the Agreement and Plan of Merger, dated as of February 26, 2010, by and among the Company and affiliates of Thomas H. Lee Partners, L.P. (the “Prior Merger Agreement”). On May 12, 2010, the plaintiffs in the Delaware Court of Chancery action filed an amended complaint against the Company, each of its directors, Apollo, Parent and Merger Sub that drops the challenge to the Prior Merger Agreement and instead seeks to enjoin the Merger (the “Delaware Action”). On or about June 7, 2010, the parties to the Delaware Action informed that court that they had reached a memorandum of understanding regarding settlement of the Delaware Action. On or about June 8, 2010, the parties to the consolidated action in the Superior Court of California for the County of Santa Barbara reached an agreement in principle regarding settlement of the consolidated putative stockholder class action filed in the Superior Court of California for the County of Santa Barbara (the “California Action”). On September 13, 2010, the parties to the Delaware Action filed with the Delaware Court of Chancery a stipulation of settlement, which is subject to court approval. The Delaware Court of Chancery has scheduled a hearing for November 18, 2010 at which point the Court will consider the fairness, reasonableness, and adequacy of the settlement. The plaintiffs in the California Action have agreed to voluntarily dismiss their claims following final court approval of the settlement of the Delaware Action. The settlements of the Delaware Action and the California Action are not expected to materially impact our consolidated financial position or results of operations.

We are currently involved in other legal disputes related to employment claims, real estate claims and other business disputes. As of August 9, 2010, our accrued liability for litigation contingencies with a probable likelihood of loss was $235, with an expected range of losses from $235 to $390. With respect to employment matters, our most significant legal disputes relate to employee meal and rest breaks, and wage and hour disputes. Several potential class action lawsuits have been filed in the state of California, regarding such employment matters, each of which is seeking injunctive relief and monetary compensation on behalf of current and former employees. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of these actions. As of August 9, 2010, we estimated the contingent liability of those losses related to litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome and for which a range of loss can be reasonably estimated, to be in the range of $1,655 to $5,245. In addition, we are involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated.

Note 10 — Stockholders’ Equity

Successor:

In connection with the Merger, we authorized and issued a total of 100 shares of $0.01 par value common stock. Each share of common stock entitles the shareholder to one vote per share and is eligible to receive dividend payments when declared. Our ability to declare dividends is restricted by certain covenants contained our Credit Facility and Notes. Our common stock is not traded on any stock exchange or any organized market.

Predecessor:

During the twenty-four weeks ended July 12, 2010, we did not declare cash dividends. During the twenty-eight weeks ended August 10, 2009, we declared cash dividends of $0.12 per share of common stock, for a total of $6,550. Dividends payable of $3,317 were included in other current liabilities in our accompanying Condensed Consolidated Balance Sheet as of January 31, 2010.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Note 11 — Share-Based Compensation

Total share-based compensation expense and associated tax benefits recognized were as follows:

	Successor	Predecessor
	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twelve Weeks Ended August 10, 2009	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 10, 2009
Share-based compensation expense related to restricted stock awards that contain market or performance conditions	$—	$184	$978	$717	$978
Share-based compensation expense related to the acceleration of vesting of stock options and awards in connection with Merger	10,587	1,521	—	1,521	—
All other share-based compensation expense	174	818	1,412	2,472	3,264
Total share-based compensation expense	$10,761	$2,523	$2,390	$4,710	$4,242
Associated tax benefits	$—	$1,138	$843	$1,804	$1,465

Successor:

In connection with the Merger, the Sponsor, certain members of our senior management team and our board of directors formed Apollo CKE Holdings, L.P., a limited partnership, (the “Partnership”) to fund the equity contribution to CKE Restaurants, Inc. The Partnership also granted 5,168,333 profit sharing interests (“Units”) in the Partnership to certain of our senior management team and directors of CKE in the form of time vesting and performance vesting Units. Under certain circumstances, a portion of the Units may become subject to both performance and market conditions.

The time vesting Units will vest in four equal annual installments from the date of grant. The performance vesting Units will vest or convert to a time vesting schedule upon achievement of certain financial or investment targets. Prior to a change in control or qualified initial public offering (“IPO”), our performance against such targets will be determined based upon a specified formula driven by our earnings before interest, income taxes, depreciation and amortization (“EBITDA”). These performance criteria will be assessed on a quarterly basis beginning with the quarter ending August 13, 2012. Upon a change in control event or qualified IPO, our performance against the specified targets will be based upon a formula driven by the proceeds generated from such transaction. We recognize share-based compensation expense related to the performance vesting Units when we deem the achievement of performance goals to be probable.

The grant date fair value of the Units was estimated using the Black-Scholes option pricing model. The weighted average grant date fair value of the time and performance vesting Units granted in connection with the Merger was $3.52. We recorded $174 of share-based compensation expense related to the Units for the four weeks ended August 9, 2010. The maximum unrecognized compensation cost for the time and performance vesting Units was $17,711 as of August 9, 2010.

In connection with the Merger, the vesting of all outstanding unvested options and restricted stock awards was accelerated immediately prior to closing. As a result of the acceleration, we recorded $10,587 in share-based compensation expense during the four weeks ended August 9, 2010 within general and administrative expense in our Condensed Consolidated Statement of Operations related to the post-Merger service period for certain stock options and awards (see also Predecessor below).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Predecessor:

In connection with the Merger, all outstanding options became fully vested and exercisable immediately prior to closing, under our then existing stock incentive plans, which included the 2005 Omnibus Incentive Compensation Plan, 2001 Stock Incentive Plan, and 1999 Stock Incentive Plan (collectively “Predecessor Plans”). To the extent that such stock options had an exercise price less than $12.55 per share, the holders of such stock options were paid an amount in cash equal to $12.55 less the exercise price of the stock option. In addition, all outstanding restricted stock awards became fully vested immediately prior to the closing and were treated as a share of our common stock for all purposes under the Merger Agreement. We recorded $1,521 in stock compensation expense related to the acceleration of options and restricted stock awards from Predecessor Plans during the eight and twenty-four weeks ended July 12, 2010.

During the twenty-four weeks ended July 12, 2010, the employment agreements of certain key executives were amended, resulting in certain modifications to the restricted stock awards outstanding under the Predecessor Plans. These amendments reallocated certain restricted stock awards that contained performance conditions to time-based restricted stock awards. Additionally, the employment agreements amended the vesting criteria for restricted stock awards that contained market or performance conditions. In connection with the Merger, the vesting of the outstanding restricted stock awards was accelerated and treated as a share of our common stock at closing.

Note 12 — Facility Action Charges, Net

The components of facility action charges, net are as follows:

	Successor	Predecessor
	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twelve Weeks Ended August 10, 2009	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 10, 2009
Estimated liability for new restaurant closures	$—	$—	$16	$363	$525
Adjustments to estimated liability for closed restaurants	34	(13)	(494)	60	(318)
Impairment of assets to be disposed of	—	—	—	156	—
Impairment of assets to be held and used	—	158	2,023	161	2,046
Loss (gain) on sales of restaurants and surplus properties, net	62	(486)	(186)	(348)	22
Amortization of discount related to estimated liability for closed restaurants	41	68	95	198	227
	$137	$(273)	$1,454	$590	$2,502

When an analysis of estimated future cash flows associated with a long-lived asset or asset group indicates that our long-lived assets may not be recoverable, we recognize an impairment loss. Assets are not deemed to be recoverable if their carrying value is less than the undiscounted future cash flows that we expect to generate from their use. Assets that are not deemed to be recoverable are written down to their estimated fair value. Fair value is typically determined using discounted cash flows to estimate the price that a franchisee would be expected to pay for a restaurant and its related assets. This fair value measurement is dependent upon level 3 significant unobservable inputs, as described by authoritative guidance (see Note 8).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Impairment charges recognized in facility action charges, net were recorded against the following asset categories:

	Successor	Predecessor
	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twelve Weeks Ended August 10, 2009	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 10, 2009
Property and equipment:
Carl’s Jr.	$—	$46	$1,875	$49	$1,879
Hardee’s	—	98	27	254	46
	—	144	1,902	303	1,925
Property under capital leases:
Carl’s Jr.	—	14	40	14	40
Hardee’s	—	—	81	—	81
	—	14	121	14	121
Total:
Carl’s Jr.	—	60	1,915	63	1,919
Hardee’s	—	98	108	254	127
	$—	$158	$2,023	$317	$2,046

Note 13 — Income Taxes

Income tax (benefit) expense consisted of the following:

	Successor	Predecessor
	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twelve Weeks Ended August 10, 2009	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 10, 2009
Federal and state income taxes	$(5,518)	$9,837	$8,029	$7,173	$17,578
Foreign income taxes	81	204	254	599	503
Income tax (benefit) expense	$(5,437)	$10,041	$8,283	$7,772	$18,081

Successor:

Our effective income tax rate for the four weeks ended August 9, 2010 differs from the federal statutory rate primarily as a result of non-deductible transaction costs and share-based compensation. We had $4,212 of tax benefits as of August 9, 2010, that, if recognized, would affect our effective income tax rate. There were no material changes in the unrecognized tax benefits for the four weeks ended August 9, 2010. We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $3,037 may be necessary within the fiscal year as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken during fiscal 2011 and 2012.

As of August 9, 2010, we maintained a valuation allowance of $7,913 for state capital loss carryforwards, certain state net operating loss and income tax credit carryforwards. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even though we expect to generate consolidated taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Predecessor:

Our effective income tax rate for the eight and twenty-four weeks ended July 12, 2010 differs from the federal statutory rate primarily as a result of non-deductible transaction-related costs, state income taxes and certain other expenses that are nondeductible for income tax purposes. Our effective income tax rate for the twelve and twenty-eight weeks ended August 10, 2009 differs from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes. We had $4,212 of tax benefits as of July 12, 2010, that, if recognized, would affect our effective income tax rate.

Note 14 — Segment Information

We are principally engaged in developing, operating, franchising and licensing our Carl’s Jr. and Hardee’s quick-service restaurant concepts, each of which is considered an operating segment that is managed and evaluated separately. In addition to using consolidated results in evaluating our financial results, a primary measure used by executive management in assessing the performance of existing restaurant concepts is segment income. Segment income is defined as income from operations excluding general and administrative expenses, facility action charges, net, and other operating expenses, net. Our general and administrative expenses include allocations of corporate general and administrative expenses, such as share-based compensation expense, to each segment based on management’s analysis of the resources applied to each segment. Because facility action charges are associated with impaired, closed or subleased restaurants, these charges are excluded when assessing our ongoing operations. Other operating expenses, net consists of transaction-related costs and the gain on sale of our Distribution Center assets, and are also excluded when assessing our ongoing operations.

For the quarterly period ended August 9, 2010, we have revised our measurement of segment profit to conform to the views of our executive management in light of the Transactions.  To enhance comparability between periods presented, we have revised our segment information for previous periods to conform with the current period presentation. Previously, we presented operating income as our measurement of segment profit. Other than the aforementioned change to our measurement of segment profit, the accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

	Successor	Predecessor
	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twelve Weeks Ended August 10, 2009	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 10, 2009
Revenue:
Carl’s Jr.	$49,494	$122,457	$201,146	$383,234	$469,034
Hardee’s	47,392	94,366	134,631	268,523	313,241
Other	55	111	190	362	496
Total	$96,941	$216,934	$335,967	$652,119	$782,771

Segment income:
Carl’s Jr.	$7,605	$13,647	$28,693	$43,666	$68,209
Hardee’s	9,446	18,700	25,803	48,254	57,897
Other	31	61	97	208	323
Total	17,082	32,408	54,593	92,128	126,429
Less: General and administrative expense	(19,656)	(20,063)	(30,971)	(58,806)	(72,084)
Less: Facility action charges, net	(137)	273	(1,454)	(590)	(2,502)
Less: Other operating expenses, net	(19,661)	(3,681)	—	(10,249)	—
Operating (loss) income	(22,372)	8,937	22,168	22,483	51,843
Interest expense	(5,856)	(3,592)	(2,060)	(8,617)	(8,404)
Other income (expense), net	144	274	425	(13,609)	1,287
(Loss) income before income taxes	$(28,084)	$5,619	$20,533	$257	$44,726

Depreciation and amortization:
Depreciation and amortization included in segment income:
Carl’s Jr.	$2,433	$5,139	$7,647	$15,586	$17,555
Hardee’s	2,245	5,323	7,742	16,214	17,661
Other	—	—	—	—	—
Other depreciation and amortization (1)	274	597	1,125	1,903	2,596
Total depreciation and amortization	$4,952	$11,059	$16,514	$33,703	$37,812

	Successor	Predecessor
	August 9, 2010	January 31, 2010
Total assets:
Carl’s Jr.	$722,320	$300,329
Hardee’s	659,377	368,889
Other	79,170	154,325
Total	$1,460,867	$823,543
Goodwill (2):
Carl’s Jr.	$167,301	$23,550
Hardee’s	20,893	1,039
Other	—	—
Total	$188,194	$24,589
___________
(1)	Represents depreciation and amortization excluded from the computation of segment income.
(2)	As of August 9, 2010, the allocation of goodwill to our Carl’s Jr. and Hardee’s operating segments is preliminary and could change materially in future periods (see Note 2).

Note 15 — Transactions with Sponsor

In connection with the Merger, we entered into a management services agreement with the Sponsor. Pursuant to the management services agreement, the Sponsor received on the closing date cash consideration of $10,020 for services and reimbursable expenses in connection with the Merger. We recorded $5,010 of these costs to other operating expenses, net in our Condensed Consolidated Statement of Operations during the four weeks ended August 9, 2010 (Successor) and capitalized $5,010 in debt issuance costs.

In addition, pursuant to the management services agreement and in exchange for on-going investment banking, management, consulting, and financial planning services that will be provided to us by the Sponsor and its affiliates, the Sponsor will receive an aggregate annual management fee of $2,500, which may be increased to an amount equal to two percent of our Adjusted EBITDA, as defined within our Credit Facility. The management services agreement provides for a ten year term, which may be terminated earlier in the event of an IPO for fees remaining under the term of the agreement discounted at a 10% rate. We recorded $62 in management fees, which are included in general and administrative expense in our Condensed Consolidated Statement of Operations for the four weeks ended August 9, 2010 (Successor).

The management services agreement also provides that affiliates of the Sponsor may receive future fees in connection with certain future financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of the Sponsor and its affiliates.

Note 16 — Supplemental Cash Flow Information

	Successor	Predecessor
	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 10, 2009
Cash paid for:
Interest, net of amounts capitalized (1)	$15,672	$8,299	$11,283
Income taxes, net of refunds received	69	530	2,006
Non-cash investing and financing activities:
Proceeds receivable from sale of Distribution Center assets	—	1,992	—
Dividends declared, not paid	—	—	3,275
Capital lease obligations incurred to acquire assets	26	4,179	14,267
Accrued property and equipment purchases at quarter-end	4,870	4,593	4,756
___________
(1)	Cash paid for interest, net of amounts capitalized, includes $14,844, $3,750, and $5,063 of payments related to our fixed rate interest rate swap agreements during the four weeks ended August 9, 2010, twenty-four weeks ended July 12, 2010 and twenty-eight weeks ended August 10, 2009, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

We have prepared our discussion of the results of operations for the twelve weeks ended August 9, 2010 by adding the earnings and cash flows of the Successor four weeks ended August 9, 2010 and the Predecessor eight weeks ended July 12, 2010, as compared to the Predecessor twelve weeks ended August 10, 2009. Similarly, we have prepared our discussion of the results of operations for the twenty-eight weeks ended August 9, 2010 by adding the earnings and cash flows of the Successor four weeks ended August 9, 2010 and the Predecessor twenty-four weeks ended July 12, 2010, as compared to the Predecessor twenty-eight weeks ended August 10, 2009. Although this combined presentation does not comply with United States generally accepted accounting principles (“GAAP”), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions, defined below, and may not be predictive of future results of operations.

Recent Developments

Merger and Related Transactions:

On July 12, 2010, we completed a merger with Columbia Lake Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Columbia Lake Acquisition Holdings, Inc. (“Parent”), a Delaware corporation, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent, pursuant to the Agreement and Plan of Merger, dated April 18, 2010 (“Merger Agreement”). Parent is controlled by investment entities affiliated with Apollo Management VII, L.P. (“Apollo” or the “Sponsor”). As a result of the Merger, shares of CKE common stock ceased to be traded on the New York Stock Exchange after close of market on July 12, 2010.

The aggregate consideration for all equity securities of the Company was $704,065, including $10,587 of post-combination share-based compensation expense, and the total debt assumed and refinanced in connection with the Merger was $270,487. The Merger was funded by (i) equity contributions from affiliates of Apollo of $436,645, (ii) equity contributions from our senior management of $13,355, (iii) proceeds of $588,510 from our $600,000 senior secured second lien notes (the “Notes”), and (iv) a senior secured revolving credit facility of $100,000 (the “Credit Facility”), which was undrawn at closing.

The aforementioned transactions, including the Merger and payment of costs related to these transactions, are collectively referred to as the “Transactions.”

In connection with the Merger, we entered into Employment Agreements, dated as of July 12, 2010, with each of Andrew F. Puzder, our Chief Executive Officer, E. Michael Murphy, our President and Chief Legal Officer, and Theodore Abajian, our Chief Financial Officer, each of which have an initial term of four years, which term shall automatically be extended for successive one-year periods unless an Employment Agreement is terminated by either party with written notice six months prior to the termination of such agreement.

Also in connection with the Merger, we entered into a management services agreement with the Sponsor.  Pursuant to the agreement, the Sponsor received on the closing date cash consideration of $10,020 for services and reimbursable expenses in connection with the Merger. We recorded $5,010 of these costs within other operating expenses, net in our accompanying Condensed Consolidated Statement of Operations during the four weeks ended August 9, 2010 (Successor) and capitalized $5,010 in debt issuance costs.

In addition, pursuant to the management services agreement and in exchange for on-going investment banking, management, consulting, and financial planning services that will be provided to us by the Sponsor and its affiliates, the Sponsor will receive an aggregate annual management fee of $2,500, which may be increased in accordance with the terms of the agreement.  The agreement provides for a ten year term, which may be terminated earlier in the event of an IPO for fees remaining under the term of the agreement discounted at a 10% rate. The management services agreement also provides that affiliates of the Sponsor may receive future fees in connection with certain future financing and acquisition or disposition transactions. This agreement includes customary exculpation and indemnification provisions in favor of the Sponsor and its affiliates.

Sale of Carl’s Jr. Distribution Center Assets:

On July 2, 2010, we entered into an Asset Purchase Agreement (“APA”) with Meadowbrook Meat Company, Inc. (“MBM”) to sell to MBM our Carl’s Jr. distribution center assets located in Ontario, California and Manteca, California (“Distribution Centers”). In connection with the APA, we received total consideration of $21,195 from MBM for the Distribution Center assets, which included inventory, fixed assets, real property in Manteca, California, and other related assets. During the twenty-four weeks ended July 12, 2010, we collected proceeds of $19,203 related to the sale of the Distribution Center assets. The proceeds receivable from MBM of $1,992 are included in accounts receivable in our Condensed Consolidated Balance Sheet as of August 9, 2010 (Successor). Additionally, we entered into sublease agreements with MBM to sublease the facility in Ontario, California, as well as certain leased vehicles and equipment. We will remain principally liable for the lease obligations. We also remain liable for all liabilities incurred prior to the sale, which include worker’s compensation claims, employment related matters and litigation, and other liabilities. Additionally, we entered into a transition services agreement, whereby, both we and MBM are required to provide certain services in connection with the transition of the Distribution Centers to MBM.  As a result of the transaction, we recorded a gain of $3,442, which is included in other operating expenses, net in our Condensed Consolidated Statements of Operations for the eight and twenty-four weeks ended July 12, 2010 (Predecessor).

On July 2, 2010, we and our franchisees entered into distribution agreements with MBM to provide distribution services to our Carl’s Jr. and Hardee’s restaurants through June 30, 2017.

Operating Review

The following tables are presented to facilitate Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended August 9, 2010:

	Company-operated	Franchised	Licensed	Total
Open at August 10, 2009	900	1,907	333	3,140
New	10	32	27	69
Closed	(14)	(33)	(13)	(60)
Divested	(1)	(1)	—	(2)
Acquired	1	1	—	2
Open at August 9, 2010	896	1,906	347	3,149

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Quarter:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twelve Weeks Ended August 9, 2010	Twelve Weeks Ended August 10, 2009
Revenue:
Company-operated restaurants	$85,951	$169,526	$255,477	$257,794
Franchised and licensed restaurants and other	10,990	47,408	58,398	78,173
Total revenue	96,941	216,934	313,875	335,967
Operating costs and expenses:
Restaurant operating costs	69,805	139,374	209,179	208,036
Franchised and licensed restaurants and other	5,206	35,322	40,528	58,333
Advertising	4,848	9,830	14,678	15,005
General and administrative	19,656	20,063	39,719	30,971
Facility action charges, net	137	(273)	(136)	1,454
Other operating expenses, net	19,661	3,681	23,342	—
Total operating costs and expenses	119,313	207,997	327,310	313,799
Operating (loss) income	(22,372)	8,937	(13,435)	22,168
Interest expense	(5,856)	(3,592)	(9,448)	(2,060)
Other income, net	144	274	418	425
(Loss) income before income taxes	(28,084)	5,619	(22,465)	20,533
Income tax (benefit) expense	(5,437)	10,041	4,604	8,283
Net (loss) income	$(22,647)	$(4,422)	$(27,069)	$12,250

Company-operated restaurant-level adjusted EBITDA (1):
Company-operated restaurants revenue	$85,951	$169,526	$255,477	$257,794
Less: restaurant operating costs	(69,805)	(139,374)	(209,179)	(208,036)
Add: depreciation and amortization expense	4,049	10,036	14,085	14,590
Less: advertising expense	(4,848)	(9,830)	(14,678)	(15,005)
Company-operated restaurant-level adjusted EBITDA	$15,347	$30,358	$45,705	$49,343
Company-operated restaurant-level adjusted EBITDA margin	17.9%	17.9%	17.9%	19.1%

Franchise restaurant adjusted EBITDA (1):
Franchised and licensed restaurants and other revenue	$10,990	$47,408	$58,398	$78,173
Less: franchised and licensed restaurants and other expense	(5,206)	(35,322)	(40,528)	(58,333)
Add: depreciation and amortization expense	629	426	1,055	799
Franchise restaurant adjusted EBITDA	$6,413	$12,512	$18,925	$20,639
____________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Year To Date:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 9, 2010	Twenty-Eight Weeks Ended August 10, 2009
Revenue:
Company-operated restaurants	$85,951	$500,531	$586,482	$600,958
Franchised and licensed restaurants and other	10,990	151,588	162,578	181,813
Total revenue	96,941	652,119	749,060	782,771
Operating costs and expenses:
Restaurant operating costs	69,805	415,255	485,060	482,744
Franchised and licensed restaurants and other	5,206	115,089	120,295	137,826
Advertising	4,848	29,647	34,495	35,772
General and administrative	19,656	58,806	78,462	72,084
Facility action charges, net	137	590	727	2,502
Other operating expenses, net	19,661	10,249	29,910	—
Total operating costs and expenses	119,313	629,636	748,949	730,928
Operating (loss) income	(22,372)	22,483	111	51,843
Interest expense	(5,856)	(8,617)	(14,473)	(8,404)
Other income (expense), net	144	(13,609)	(13,465)	1,287
(Loss) income before income taxes	(28,084)	257	(27,827)	44,726
Income tax (benefit) expense	(5,437)	7,772	2,335	18,081
Net (loss) income	$(22,647)	$(7,515)	$(30,162)	$26,645

Company-operated restaurant-level adjusted EBITDA (1):
Company-operated restaurants revenue	$85,951	$500,531	$586,482	$600,958
Less: restaurant operating costs	(69,805)	(415,255)	(485,060)	(482,744)
Add: depreciation and amortization expense	4,049	30,412	34,461	33,383
Less: advertising expense	(4,848)	(29,647)	(34,495)	(35,772)
Company-operated restaurant-level adjusted EBITDA	$15,347	$86,041	$101,388	$115,825
Company-operated restaurant-level adjusted EBITDA margin	17.9%	17.2%	17.3%	19.3%

Franchise restaurant adjusted EBITDA (1):
Franchised and licensed restaurants and other revenue	$10,990	$151,588	$162,578	$181,813
Less: franchised and licensed restaurants and other expense	(5,206)	(115,089)	(120,295)	(137,826)
Add: depreciation and amortization expense	629	1,388	2,017	1,833
Franchise restaurant adjusted EBITDA	$6,413	$37,887	$44,300	$45,820
___________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Carl’s Jr. Quarter:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twelve Weeks Ended August 9, 2010	Twelve Weeks Ended August 10, 2009

Company-operated restaurants revenue	$45,145	$89,100	$134,245	$143,551
Franchised and licensed restaurants and other revenue	4,349	33,357	37,706	57,595
Total revenue	49,494	122,457	171,951	201,146
Restaurant operating costs:
Food and packaging	13,030	26,283	39,313	40,636
Payroll and other employee benefits	12,424	25,197	37,621	38,593
Occupancy and other	11,182	22,761	33,943	34,654
Total restaurant operating costs	36,636	74,241	110,877	113,883
Franchised and licensed restaurants and other expenses	2,504	29,183	31,687	49,880
Advertising expense	2,749	5,386	8,135	8,690
General and administrative expense	9,035	9,054	18,089	13,845
Facility action charges, net	40	137	177	1,338
Gain on sale of Distribution Center assets	—	(3,442)	(3,442)	—
Operating (loss) income	$(1,470)	$7,898	$6,428	$13,510

Company-operated average unit volume (trailing-13 periods)			$1,389	$1,486
Franchise-operated average unit volume (trailing-13 periods)			$1,103	$1,145
Company-operated same-store sales decrease			(7.4)%	(6.1)%
Franchise-operated same-store sales decrease			(5.0)%	(6.6)%
Company-operated same-store transaction decrease			(5.0)%	(4.9)%
Company-operated average check (actual $)			$6.89	$7.04
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging			29.3%	28.3%
Payroll and other employee benefits			28.0%	26.9%
Occupancy and other			25.3%	24.1%
Total restaurant operating costs			82.6%	79.3%
Advertising expense as a percentage of company-operated restaurants revenue			6.1%	6.1%

Company-operated restaurant-level adjusted EBITDA (1):
Company-operated restaurants revenue	$45,145	$89,100	$134,245	$143,551
Less: restaurant operating costs	(36,636)	(74,241)	(110,877)	(113,883)
Add: depreciation and amortization expense	2,133	4,929	7,062	7,202
Less: advertising expense	(2,749)	(5,386)	(8,135)	(8,690)
Company-operated restaurant-level adjusted EBITDA	$7,893	$14,402	$22,295	$28,180
Company-operated restaurant-level adjusted EBITDA margin	17.5%	16.2%	16.6%	19.6%

Franchise restaurant adjusted EBITDA (1):
Franchised and licensed restaurants and other revenue	$4,349	$33,357	$37,706	$57,595
Less: franchised and licensed restaurants and other expense	(2,504)	(29,183)	(31,687)	(49,880)
Add: depreciation and amortization expense	300	210	510	445
Franchise restaurant adjusted EBITDA	$2,145	$4,384	$6,529	$8,160
___________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Carl’s Jr. Year To Date:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 9, 2010	Twenty-Eight Weeks Ended August 10, 2009

Company-operated restaurants revenue	$45,145	$271,379	$316,524	$335,619
Franchised and licensed restaurants and other revenue	4,349	111,855	116,204	133,415
Total revenue	49,494	383,234	432,728	469,034
Restaurant operating costs:
Food and packaging	13,030	80,105	93,135	94,772
Payroll and other employee benefits	12,424	76,624	89,048	90,323
Occupancy and other	11,182	67,654	78,836	78,858
Total restaurant operating costs	36,636	224,383	261,019	263,953
Franchised and licensed restaurants and other expenses	2,504	98,565	101,069	116,553
Advertising expense	2,749	16,620	19,369	20,319
General and administrative expense	9,035	26,909	35,944	32,453
Facility action charges, net	40	168	208	1,749
Gain on sale of Distribution Center assets	—	(3,442)	(3,442)	—
Operating (loss) income	$(1,470)	$20,031	$18,561	$34,007

Company-operated same-store sales decrease			(6.6)%	(5.6)%
Franchise-operated same-store sales decrease			(4.2)%	(6.1)%
Company-operated same-store transaction decrease			(4.3)%	(4.7)%
Company-operated average check (actual $)			$6.83	$6.98
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging			29.4%	28.2%
Payroll and other employee benefits			28.1%	26.9%
Occupancy and other			24.9%	23.5%
Total restaurant operating costs			82.5%	78.6%
Advertising expense as a percentage of company-operated restaurants revenue			6.1%	6.1%

Company-operated restaurant-level adjusted EBITDA (1):
Company-operated restaurants revenue	$45,145	$271,379	$316,524	$335,619
Less: restaurant operating costs	(36,636)	(224,383)	(261,019)	(263,953)
Add: depreciation and amortization expense	2,133	14,834	16,967	16,515
Less: advertising expense	(2,749)	(16,620)	(19,369)	(20,319)
Company-operated restaurant-level adjusted EBITDA	$7,893	$45,210	$53,103	$67,862
Company-operated restaurant-level adjusted EBITDA margin	17.5%	16.7%	16.8%	20.2%

Franchise restaurant adjusted EBITDA (1):
Franchised and licensed restaurants and other revenue	$4,349	$111,855	$116,204	$133,415
Less: franchised and licensed restaurants and other expense	(2,504)	(98,565)	(101,069)	(116,553)
Add: depreciation and amortization expense	300	752	1,052	1,040
Franchise restaurant adjusted EBITDA	$2,145	$14,042	$16,187	$17,902
___________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended August 9, 2010:

	Company-operated	Franchised	Licensed	Total
Open at August 10, 2009	421	664	127	1,212
New	8	22	19	49
Closed	(7)	(12)	(3)	(22)
Divested	—	(1)	—	(1)
Acquired	1	—	—	1
Open at August 9, 2010	423	673	143	1,239

Company-Operated Restaurants Revenue:

Revenue from company-operated Carl’s Jr. restaurants decreased $9,306, or 6.5%, to $134,245 during the twelve weeks ended August 9, 2010, as compared to the twelve weeks ended August 10, 2009. This decrease was primarily due to the 7.4% decrease in same-store sales for the quarter, partially offset by the revenues generated from new company-operated restaurants opened since the end of the second quarter of fiscal 2010.

Revenue from company-operated Carl’s Jr. restaurants decreased $19,095, or 5.7%, to $316,524 during the twenty-eight weeks ended August 9, 2010, as compared to the prior year period. This decrease was primarily due to the 6.6% decrease in same-store sales from the comparable prior year period, partially offset by the revenues generated from new company-operated restaurants opened since the end of the second quarter of fiscal 2010.

Company-Operated Restaurant-Level Adjusted EBITDA Margin:

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

	Twelve Weeks	Twenty-Eight Weeks
Company-operated restaurant-level adjusted EBITDA margin for the period ended August 10, 2009	19.6%	20.2%
Increase in food and packaging costs	(1.0)	(1.2)
Payroll and other employee benefits:
Increase in labor costs, excluding workers’ compensation	(0.9)	(1.0)
Increase in workers’ compensation expense	(0.2)	(0.2)
Occupancy and other (excluding depreciation and amortization):
Increase in rent expense	(0.6)	(0.5)
Increase in utilities expense	(0.3)	(0.1)
Decrease in general liability insurance expense	0.3	0.1
Increase in property tax expense	(0.2)	(0.2)
Other, net	(0.1)	(0.3)
Advertising expense	—	—
Company-operated restaurant-level adjusted EBITDA margin for the period ended August 9, 2010	16.6%	16.8%

Food and Packaging Costs:

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the twelve weeks ended August 9, 2010, as compared to the prior year period, due primarily to increased commodity costs for beef, cheese and pork products. Food and packaging costs increased as a percentage of company-operated restaurants revenue during the twenty-eight weeks ended August 9, 2010, as compared to the prior year period, due primarily to increased commodity costs for beef, cheese, produce and pork.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Labor Costs:

Labor costs, excluding workers’ compensation, increased as a percentage of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 9, 2010, from the comparable prior year periods, due primarily to the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of restaurant management costs.

Occupancy and Other Costs:

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 9, 2010, from the comparable prior year periods, mainly due to asset additions related to remodels, new store openings and equipment upgrades, as well as the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of depreciation and amortization expense.

Rent expense increased as a percentage of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 9, 2010, from the comparable prior year periods, due mainly to the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of rent expense.

Utilities expense increased as a percentage of company-operated restaurants during the twelve weeks ended August 9, 2010, as compared to the prior year period, mainly due to the deleveraging impact of the decrease in same-store sales.

General liability insurance decreased as a percentage of company-operated restaurants during the twelve weeks ended August 9, 2010, as compared to the prior year period, due to the impact of favorable claims reserves adjustments recorded in the second quarter of fiscal 2011, as a result of a quarterly actuarial analysis of outstanding claims reserves, compared to an unfavorable adjustment recorded in the second quarter of fiscal 2010.

Franchised and Licensed Restaurants:

Carl’s Jr. Quarter:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twelve Weeks Ended August 9, 2010	Twelve Weeks Ended August 10, 2009
Franchised and licensed restaurants and other revenue:
Royalties	$2,493	$5,002	$7,495	$7,529
Distribution centers	—	25,018	25,018	44,620
Rent	1,763	3,144	4,907	5,090
Franchise fees	93	193	286	356
Total franchised and licensed restaurants and other revenue	$4,349	$33,357	$37,706	$57,595
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	$966	$1,315	$2,281	$1,575
Distribution centers	—	25,051	25,051	43,982
Rent and other occupancy	1,538	2,817	4,355	4,323
Total franchised and licensed restaurants and other expenses	$2,504	$29,183	$31,687	$49,880

Total franchised and licensed restaurants revenue decreased $19,889, or 34.5%, to $37,706 during the twelve weeks ended August 9, 2010, as compared to the twelve weeks ended August 10, 2009. Distribution center sales of food, packaging and supplies to franchisees decreased by $19,602, due to the outsourcing of our Carl’s Jr. distribution center operations beginning July 2, 2010. Royalty revenues remained consistent with the prior year, as the impact of a 5.0% decrease in franchise-operated same-store sales was largely offset by the net increase of 25 franchised and licensed restaurants since the end of the second quarter of fiscal 2010.

Franchised and licensed operating and other expenses decreased $18,193, or 36.5%, to $31,687 during the twelve weeks ended August 9, 2010, from the comparable prior year period. This decrease is due to an $18,931 decrease in distribution center costs resulting from the outsourcing of our Carl’s Jr. distribution center operations. This decrease was partially offset by an increase of $706 in administrative expense from the comparable prior year period, which includes an increase of $299 in amortization expense related to intangible assets recorded in connection with the Merger.

Carl’s Jr. Year To Date:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 9, 2010	Twenty-Eight Weeks Ended August 10, 2009
Franchised and licensed restaurants and other revenue:
Royalties	$2,493	$15,068	$17,561	$17,287
Distribution centers	—	86,891	86,891	103,956
Rent	1,763	9,421	11,184	11,469
Franchise fees	93	475	568	703
Total franchised and licensed restaurants and other revenue	$4,349	$111,855	$116,204	$133,415
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	$966	$3,722	$4,688	$3,927
Distribution centers	—	86,170	86,170	102,412
Rent and other occupancy	1,538	8,673	10,211	10,214
Total franchised and licensed restaurants and other expenses	$2,504	$98,565	$101,069	$116,553

Total franchised and licensed restaurants revenue decreased $17,211, or 12.9%, to $116,204 during the twenty-eight weeks ended August 9, 2010, as compared to the twenty-eight weeks ended August 10, 2009. Distribution center sales of food, packaging and supplies to franchisees decreased by $17,065, due to the outsourcing of our Carl’s Jr. distribution center operations beginning July 2, 2010. Royalty revenues increased by $274, or 1.6%, due to a net increase of 25 franchised and licensed restaurants since the end of the second quarter of fiscal 2010, partially offset by a decrease of 4.2% in franchise-operated same-store sales.

Franchised and licensed operating and other expenses decreased $15,484, or 13.3%, to $101,069 during the twenty-eight weeks ended August 9, 2010, as compared to the prior year period. This decrease is mainly due to a $16,242 decrease in distribution center costs resulting from the outsourcing of our Carl’s Jr. distribution center operations. This decrease was partially offset by an increase of $761 in administrative expense from the comparable prior year period, which includes an increase of $299 in amortization expense related to intangible assets recorded in connection with the Merger.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Hardee’s Quarter:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twelve Weeks Ended August 9, 2010	Twelve Weeks Ended August 10, 2009

Company-operated restaurants revenue	$40,790	$80,392	$121,182	$114,188
Franchised and licensed restaurants and other revenue	6,602	13,974	20,576	20,443
Total revenue	47,392	94,366	141,758	134,631
Restaurant operating costs:
Food and packaging	12,272	24,311	36,583	33,237
Payroll and other employee benefits	11,915	23,863	35,778	33,764
Occupancy and other	8,958	16,909	25,867	27,059
Total restaurant operating costs	33,145	65,083	98,228	94,060
Franchised and licensed restaurants and other expenses	2,702	6,139	8,841	8,453
Advertising expense	2,099	4,444	6,543	6,315
General and administrative expense	10,621	10,986	21,607	17,089
Facility action charges, net	97	(410)	(313)	116
Operating (loss) income	$(1,272)	$8,124	$6,852	$8,598

Company-operated average unit volume (trailing-13 periods)			$1,019	$1,006
Franchise-operated average unit volume (trailing-13 periods)			$983	$981
Company-operated same-store sales increase (decrease)			6.8%	(2.7)%
Franchise-operated same-store sales increase (decrease)			2.3%	(0.2)%
Company-operated same-store transaction increase (decrease)			3.3%	(0.2)%
Company-operated average check (actual $)			$5.28	$5.14
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging			30.2%	29.1%
Payroll and other employee benefits			29.5%	29.6%
Occupancy and other			21.3%	23.7%
Total restaurant operating costs			81.1%	82.4%
Advertising expense as a percentage of company-operated restaurants revenue			5.4%	5.5%

Company-operated restaurant-level adjusted EBITDA (1):
Company-operated restaurants revenue	$40,790	$80,392	$121,182	$114,188
Less: restaurant operating costs	(33,145)	(65,083)	(98,228)	(94,060)
Add: depreciation and amortization expense	1,916	5,107	7,023	7,388
Less: advertising expense	(2,099)	(4,444)	(6,543)	(6,315)
Company-operated restaurant-level adjusted EBITDA	$7,462	$15,972	$23,434	$21,201
Company-operated restaurant-level adjusted EBITDA margin	18.3%	19.9%	19.3%	18.6%

Franchise restaurant adjusted EBITDA (1):
Franchised and licensed restaurants and other revenue	$6,602	$13,974	$20,576	$20,443
Less: franchised and licensed restaurants and other expense	(2,702)	(6,139)	(8,841)	(8,453)
Add: depreciation and amortization expense	329	216	545	354
Franchise restaurant adjusted EBITDA	$4,229	$8,051	$12,280	$12,344
_________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Hardee’s Year To Date:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 9, 2010	Twenty-Eight Weeks Ended August 10, 2009

Company-operated restaurants revenue	$40,790	$229,043	$269,833	$265,203
Franchised and licensed restaurants and other revenue	6,602	39,480	46,082	48,038
Total revenue	47,392	268,523	315,915	313,241
Restaurant operating costs:
Food and packaging	12,272	68,842	81,114	77,583
Payroll and other employee benefits	11,915	70,498	82,413	79,364
Occupancy and other	8,958	51,378	60,336	61,671
Total restaurant operating costs	33,145	190,718	223,863	218,618
Franchised and licensed restaurants and other expenses	2,702	16,524	19,226	21,273
Advertising expense	2,099	13,027	15,126	15,453
General and administrative expense	10,621	31,827	42,448	39,543
Facility action charges, net	97	369	466	753
Operating (loss) income	$(1,272)	$16,058	$14,786	$17,601

Company-operated same-store sales increase			2.2%	0.2%
Franchise-operated same-store sales increase			0.9%	1.6%
Company-operated same-store transaction increase			1.0%	1.1%
Company-operated average check (actual $)			$5.12	$5.08
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging			30.1%	29.3%
Payroll and other employee benefits			30.5%	29.9%
Occupancy and other			22.4%	23.3%
Total restaurant operating costs			83.0%	82.4%
Advertising expense as a percentage of company-operated restaurants revenue			5.6%	5.8%

Company-operated restaurant-level adjusted EBITDA (1):
Company-operated restaurants revenue	$40,790	$229,043	$269,833	$265,203
Less: restaurant operating costs	(33,145)	(190,718)	(223,863)	(218,618)
Add: depreciation and amortization expense	1,916	15,578	17,494	16,868
Less: advertising expense	(2,099)	(13,027)	(15,126)	(15,453)
Company-operated restaurant-level adjusted EBITDA	$7,462	$40,876	$48,338	$48,000
Company-operated restaurant-level adjusted EBITDA margin	18.3%	17.8%	17.9%	18.1%

Franchise restaurant adjusted EBITDA (1):
Franchised and licensed restaurants and other revenue	$6,602	$39,480	$46,082	$48,038
Less: franchised and licensed restaurants and other expense	(2,702)	(16,524)	(19,226)	(21,273)
Add: depreciation and amortization expense	329	636	965	793
Franchise restaurant adjusted EBITDA	$4,229	$23,592	$27,821	$27,558
___________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended August 9, 2010:

	Company-operated	Franchised	Licensed	Total
Open at August 10, 2009	478	1,231	206	1,915
New	2	10	8	20
Closed	(7)	(20)	(10)	(37)
Divested	(1)	—	—	(1)
Acquired	—	1	—	1
Open at August 9, 2010	472	1,222	204	1,898

Company-Operated Restaurants Revenue:

Revenue from company-operated Hardee’s restaurants increased $6,994, or 6.1%, to $121,182 during the twelve weeks ended August 9, 2010, from the comparable prior year period. The increase is primarily due to the 6.8% increase in company-operated same-store sales, partially offset by the net decrease of six restaurants since the end of the second quarter of fiscal 2010.

During the twenty-eight weeks ended August 9, 2010, revenue from company-operated restaurants increased $4,630, or 1.7%, to $269,833 as compared to the twenty-eight weeks ended August 10, 2009. The increase is primarily due to the 2.2% increase in company-operated same-store sales, partially offset by the net decrease of six restaurants since the end of the second quarter of fiscal 2010.

Company-Operated Restaurant-Level Adjusted EBITDA Margin:

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

	Twelve Weeks	Twenty-Eight Weeks
Company-operated restaurant-level adjusted EBITDA margin for the period ended August 10, 2009	18.6%	18.1%
Increase in food and packaging costs	(1.1)	(0.8)
Payroll and other employee benefits:
Decrease (increase) in labor costs, excluding workers’ compensation	0.3	(0.4)
Increase in workers’ compensation expense	(0.2)	(0.2)
Occupancy and other (excluding depreciation and amortization):
Decrease in repairs and maintenance	0.6	0.2
Decrease in utilities expense	0.5	0.6
Decrease in general liability insurance expense	0.3	0.1
Other, net	0.2	0.1
Advertising expense	0.1	0.2
Company-operated restaurant-level adjusted EBITDA margin for the period ended August 9, 2010	19.3%	17.9%

Food and Packaging Costs:

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 9, 2010, as compared to the prior year periods, mainly due to an increase in commodity costs for pork, beef, and dairy products.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Labor Costs:

Labor costs, excluding workers’ compensation expense, decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended August 9, 2010, as compared to the prior year period, due primarily to sales leverage and the relatively fixed nature of restaurant management costs. Labor costs, excluding workers’ compensation expense, increased as a percentage of company-operated restaurants revenue during the twenty-eight weeks ended August 9, 2010, as compared to the prior year period, due primarily to the impact of minimum wage rate increases that took place in the second quarter of fiscal 2010, partially offset by the sales leverage and the relatively fixed nature of restaurant management costs.

Occupancy and Other Costs:

Depreciation and amortization expense decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended August 9, 2010, from the comparable prior year period, due primarily to sales leverage and impacts of acquisition accounting related to the Merger, partially offset by asset additions from remodels and equipment upgrades.

Repairs and maintenance expense decreased as a percent of company-operated restaurants revenue during the twelve weeks ended August 9, 2010, as compared to the prior year period, mainly due to sales leverage as well as slightly higher repairs and maintenance costs in the prior year period.

Utilities expense decreased as a percentage of company-operated restaurants during the twelve and twenty-eight weeks ended August 9, 2010, as compared to the prior year periods, mainly due natural gas and electricity rate decreases.

General liability insurance decreased as a percentage of company-operated restaurants during the twelve weeks ended August 9, 2010, as compared to the prior year period, due to the impact of a larger favorable claims reserves adjustments recorded in the second quarter of fiscal 2011, as a result of a quarterly actuarial analysis of outstanding claims reserves, compared to the second quarter of fiscal 2010.

Franchised and Licensed Restaurants:

Hardee’s Quarter:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twelve Weeks Ended August 9, 2010	Twelve Weeks Ended August 10, 2009
Franchised and licensed restaurants and other revenue:
Royalties	$4,369	$8,523	$12,892	$12,623
Distribution centers	1,140	3,707	4,847	4,789
Rent	993	1,684	2,677	2,764
Franchise fees	100	60	160	267
Total franchised and licensed restaurants and other revenue	$6,602	$13,974	$20,576	$20,443
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	$739	$1,140	$1,879	$1,633
Distribution centers	1,166	3,751	4,917	4,663
Rent and other occupancy	797	1,248	2,045	2,157
Total franchised and licensed restaurants and other expenses	$2,702	$6,139	$8,841	$8,453

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Total franchised and licensed restaurants revenue increased $133 or 0.7%, to $20,576 during the twelve weeks ended August 9, 2010, as compared to the prior year period. This increase is mainly due to an increase in royalty revenues resulting from an increase in our franchise-operated same-store sales partially offset by net decrease of 11 franchised and licensed restaurants since the end of the second quarter of fiscal 2010.

Franchised and licensed operating and other expenses increased $388, or 4.6%, to $8,841, during the twelve weeks ended August 9, 2010, as compared to the prior year period. This increase in costs is mainly due to an increase in administrative expense of $246 mainly due to an increase in amortization expense related to intangible assets recorded in connection with the Merger, and an increase of $254 in our distribution center costs primarily caused by a change in our sales mix to franchisees and third parties.

Hardee’s Year To Date:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010	Twenty-Eight Weeks Ended August 9, 2010	Twenty-Eight Weeks Ended August 10, 2009
Franchised and licensed restaurants and other revenue:
Royalties	$4,369	$24,702	$29,071	$28,389
Distribution centers	1,140	9,220	10,360	12,610
Rent	993	5,187	6,180	6,408
Franchise fees	100	371	471	631
Total franchised and licensed restaurants and other revenue	$6,602	$39,480	$46,082	$48,038
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	$739	$3,320	$4,059	$3,919
Distribution centers	1,166	9,352	10,518	12,452
Rent and other occupancy	797	3,852	4,649	4,902
Total franchised and licensed restaurants and other expenses	$2,702	$16,524	$19,226	$21,273

Total franchised and licensed restaurants revenue decreased $1,956, or 4.1%, to $46,082 during the twenty-eight weeks ended August 9, 2010, as compared to the prior year period. This decrease is mainly due to the decline in distribution center revenues of $2,250 resulting from a decrease in equipment sales to franchisees associated with new restaurants as well as a decrease in equipment sales to third parties. Rent revenue decreased $228, or 3.6%, primarily due to the expiration of certain subleases with franchisees whereby the leased facilities were renewed  by the franchisee directly with the landlord. These decreases were partially offset by an increase in royalty revenues of $682 which is due primarily to an increase in royalties generated from our international licensees.

Franchised and licensed operating and other expenses decreased $2,047, or 9.6%, to $19,226, during the twenty-eight weeks ended August 9, 2010, as compared to the prior year period. This decrease in costs is mainly due to a decrease of $1,934 in distribution center expenses resulting from the decrease in distribution center sales to franchisees and third parties. Additionally, rent expense decreased $253, or 5.2%, due primarily to the expiration of certain master leases related to franchise-subleased restaurants whereby the franchise-leased facilities were renewed directly with the landlord.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Consolidated Expenses

General and Administrative Expense

General and administrative expenses increased $8,748, or 28.2%, to $39,719, and increased 3.5% to 12.7% of total revenue, for the twelve weeks ended August 9, 2010, as compared to the twelve weeks ended August 10, 2009. This was mainly due to an increase of $10,904 in share-based compensation expense resulting primarily from the acceleration of vesting of stock options and restricted stock awards in connection with the Merger. This increase was partially offset by a decrease of $1,554 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria. Additionally, as a result of implementing various cost-reduction initiatives, we reduced general corporate expenses by $411.

General and administrative expenses increased $6,378, or 8.8%, to $78,462, and increased 1.3% to 10.5% of total revenue, for the twenty-eight weeks ended August 9, 2010, as compared to the twenty-eight weeks ended August 10, 2009. This was mainly due to an increase of $11,194 in share-based compensation expense resulting primarily from the acceleration of vesting of stock options and restricted stock awards in connection with the Merger. This increase was partially offset by a decrease of $2,716 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria. Additionally, as a result of implementing various cost-reduction initiatives, we reduced general corporate expenses by $1,765.

Other Operating Expenses, Net

During the twelve and twenty-eight weeks ended August 9, 2010, we recorded transaction-related costs of $26,784 and $33,352, respectively, for accounting, investment banking, legal and other costs associated with the Transactions. During the twelve and twenty-eight weeks ended August 9, 2010, these transaction-related costs were partially offset by a gain of $3,442 on the sale of our Distribution Center assets.

See discussion of the termination of our prior merger agreement with an affiliate of Thomas H. Lee Partners, L.P. (“THL”) in “other income (expense), net”.

Other Income (Expense), Net

During the twelve weeks ended August 9, 2010, we recorded $418 of other income, net as compared to other income, net of $425 during the twelve weeks ended August 10, 2009. During the twenty-eight weeks ended August 9, 2010, we recorded $13,465 of other expense, net as compared to other income, net of $1,287 during the twenty-eight weeks ended August 10, 2009. The change in other income (expense), net is primarily attributable to the termination fee for a prior merger agreement with an affiliate of THL of $9,283 and $5,000 in reimbursable costs.

Interest Expense

During the twelve weeks ended August 9, 2010, interest expense increased $7,388, to $9,448, as compared to the twelve weeks ended August 10, 2009. This increase was primarily caused by the interest incurred on our senior secured second lien notes in connection with the Transactions. Additionally, we recorded a $1,743 charge to interest expense during the twelve weeks ended August 9, 2010 to adjust the carrying value of our interest rate swap agreements to fair value. Comparatively, in the prior year period, we recorded a $1,079 reduction of interest expense to adjust the carrying value of our interest rate swap agreements to fair value. See Note 7 of the accompanying Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.

During the twenty-eight weeks ended August 9, 2010, interest expense increased $6,069, or 72.2%, to $14,473, as compared to the twenty-eight weeks ended August 10, 2009. This increase was primarily caused by the interest incurred on our senior secured second lien notes in connection with the Transactions. Additionally, this increase was caused by an increase of $1,797 in the charge to adjust the carrying value of our interest rate swap agreements to fair value, as compared to the prior year period. See Note 7 of the accompanying Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.

Income Tax (Benefit) Expense

Our effective income tax rate for the twelve and twenty-eight weeks ended August 9, 2010 differs from the federal statutory rate primarily as a result of non-deductible transaction costs and share-based compensation.  Our effective income tax rate for the twelve and twenty-eight weeks ended August 10, 2009 differs from the federal statutory rate primarily as a result of state income taxes and certain expenses that are nondeductible for income tax purposes.

Liquidity and Capital Resources

Overview:

Our operating cash requirements consist principally of our food and packaging purchases, labor, and occupancy costs; capital expenditures for restaurant remodels, new restaurant construction and replacement of equipment; debt service requirements; advertising expenditures; and general and administrative expenses. We expect that our cash on hand and future cash flows from operations will provide sufficient liquidity to allow us to meet our operating and capital requirements and service our existing debt. As of August 9, 2010, we have $31,009 in cash and cash equivalents and $65,135 in available commitments under our Credit Facility to help meet our operating and capital requirements.

We believe our most significant cash use during the next 12 months will be for capital expenditures and debt service requirements. Based on our current capital spending projections, we expect capital expenditures to be between $65,000 and $75,000 for fiscal 2011. We are required to make semi-annual interest payments on our Notes of approximately $34,125. As discussed below, our Credit Facility matures on July 12, 2015 and our Notes mature on July 15, 2018.

Credit Facility:

Our Credit Facility provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the LIBOR plus 3.75%. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of August 9, 2010, we had no outstanding loan borrowings, $34,865 of outstanding letters of credit, and remaining availability of $65,135 under our Credit Facility.

Pursuant to the terms of our Credit Facility, during each fiscal year our capital expenditures cannot exceed the sum of (1) the greater of (i) $100,000 and (ii) 8.5% of our consolidated gross total tangible assets as of the end of such fiscal year plus, without duplication, (2) 10% of certain assets acquired in permitted acquisitions during such fiscal year (the "Acquired Assets Amount") and, (3) for the immediately following fiscal year, 5% of the Acquired Assets Amount, calculated on a cumulative basis. In addition, the annual base amount of permitted capital expenditures may be increased by an amount equal to any cumulative credit (as defined in the Credit Facility) which the Company elects to apply for this purpose and may be carried-back and/or carried-forward subject to the terms set forth in the Credit Facility.

The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio, a specified minimum interest coverage ratio and certain other restrictive covenants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The Credit Facility contains covenants that restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness; make investments, loans, advances and acquisitions; create restrictions on the payment of dividends or other amounts to us from our subsidiaries; sell assets, including capital stock of our subsidiaries; consolidate or merge; create liens; enter into sale and leaseback transactions; amend, modify or permit the amendment or modification of any senior secured second lien note documents; engage in certain transactions with our affiliates; issue capital stock; create subsidiaries; and change the business conducted by us or our subsidiaries.

We were in compliance with the covenants of our Credit Facility as of August 9, 2010.

The terms of our Credit Facility are not impacted by any changes in our credit rating. We believe the key Company-specific factors affecting our ability to maintain our existing debt financing relationships and to access such capital in the future are our present and expected levels of profitability, cash flows from operations, capital expenditures, asset collateral bases and the level of our Adjusted EBITDA relative to our debt obligations. In addition, as noted above, our Credit Facility includes significant restrictions on future financings including, among others, limits on the amount of indebtedness we may incur or which may be secured by any of our assets.

Senior Secured Second Lien Notes:

We have $600,000 in principal amount of senior secured second lien notes outstanding. The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2011. The Notes were issued with an original issue discount of 1.92%, or $11,490, and are recorded as long-term debt, net of original issue discount, in our accompanying Condensed Consolidated Balance Sheet as of August 9, 2010 (Successor). The Notes mature on July 15, 2018.

The indenture governing the Notes contains restrictive covenants that limit our and our guarantor subsidiaries’ ability to, among other things: incur or guarantee additional debt or issue certain preferred equity; pay dividends, make capital stock distributions or other restricted payments; make certain investments; sell certain assets; create or incur liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Additionally, the indenture contains certain reporting covenants, which requires us to provide all such information required to be filed by the SEC in accordance with the reporting requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended (“Exchange Act”), as a non-accelerated filer, even if we are not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Notes.

We may redeem the Notes prior to the maturity date based upon the following conditions: (1) prior to July 15, 2013, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 111.375% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (2) during, in each of the 12-month periods beginning July 15, 2011, July 15, 2012, and July 15, 2013, we may redeem up to 10% of the aggregate principal amount of the Notes at a redemption price of 103% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (3) on or after July 15, 2014, we may redeem all or any portion of the Notes during the 12-month periods commencing July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017 and thereafter at a redemption price of 105.688%, 102.844%, 101.422% and 100%, respectively, of the aggregate principal amount of the Notes plus accrued and unpaid interest, and (4) prior to July 15, 2014, we may redeem all or any portion of the Notes at a price equal to 100% of the aggregate principal amount of the Notes plus a make-whole premium and accrued and unpaid interest. Upon a change in control, the Note holders each have the right to require us to redeem their Notes at a redemption price of 101% of the aggregate principal amount of the Notes plus accrued and unpaid interest.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Cash Flows:

During the twenty-eight weeks ended August 9, 2010, cash provided by operating activities totaled $4,208, a decrease of $91,072 from the prior year comparable period. This decrease is primarily attributable to the $56,807 decrease from net income of $26,645 for the twenty-eight weeks ended August 10, 2009 to a net loss of $30,162 for the twenty-eight weeks ended August 9, 2010 mainly due to the significant transaction-related costs incurred and post-combination share-based compensation expense recognized from the acceleration of stock options and restricted stock awards in connection with the Merger. Additionally, during the twenty-eight weeks ended August 9, 2010, we paid $14,844 to settle our interest rate swap agreements, which is included in the change in accounts payable and other current and long-term liabilities. The remainder of the cash flow changes are attributed primarily to changes in our working capital account balances, which can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.

Cash used in investing activities during the twenty-eight weeks ended August 9, 2010 totaled $711,274, which principally consisted of $693,478 for the acquisition of CKE Restaurants, Inc. in connection with the Merger. Additionally, we purchased $38,441 of property and equipment, and collected proceeds of $19,203 from the sale of the Carl’s Jr. Distribution Center assets.

Capital expenditures were as follows:

	Successor/ Predecessor	Predecessor
	Twenty-Eight Weeks Ended August 9, 2010	Twenty-Eight Weeks Ended August 10, 2009
Remodels:
Carl’s Jr.	$2,046	$4,560
Hardee’s	11,341	13,522
Capital Maintenance:
Carl’s Jr.	6,260	8,244
Hardee’s	8,662	9,071
New restaurants/rebuilds:
Carl’s Jr.	5,726	8,409
Hardee’s	1,577	1,587
Dual-branding:
Carl’s Jr.	444	461
Hardee’s	1,687	94
Real estate/franchise acquisitions	20	2,744
Corporate/other	678	9,035
Total	$38,441	$57,727

Capital expenditures for the twenty-eight weeks ended August 9, 2010 decreased $19,286, or 33.4%, from the comparable prior year period mainly due to a $8,357 decrease in corporate and other asset additions, a $4,695 decrease in restaurant remodels, a $2,724 decrease in real estate and franchise additions, a $2,693 decrease in new restaurants and rebuilds and a $2,393 decrease in capital maintenance.

Cash provided by financing activities during the twenty-eight weeks ended August 9, 2010 totaled $719,829 as compared to cash used by financing activities during the twenty-eight weeks ended August 10, 2009 of $41,302. During the twenty eight weeks ended August 9, 2010, we received proceeds from the issuance of Notes, net of discount, of $588,510 and equity contributions of $450,000 in connection with the Transactions. Additionally, we made net payments of $277,432 to fully repay our Predecessor term loan and borrowings under our Predecessor revolving credit facility during the twenty-eight weeks ended August 9, 2010.

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

Impairment of Goodwill

As of January 31, 2010, we had $24,589 of goodwill recorded in our accompanying Condensed Consolidated Balance Sheet (Predecessor). During the first quarter of fiscal 2011, we evaluated our goodwill at the Carl’s Jr. and Hardee’s brands. As a result of our annual impairment test, we concluded that the fair value of the Carl’s Jr. and Hardee’s reporting units substantially exceeded the carrying value, and thus no impairment charge was required in our accompanying Condensed Consolidated Statements of Operations (Predecessor).

We have recorded a preliminary estimate of our goodwill for Successor on the acquisition date of the Merger of $188,194 for the excess of the purchase price consideration over the fair value of the assets acquired and liabilities assumed in the Merger. The estimated purchase price allocation is subject to revision based on additional valuation work that is being conducted and could change materially. Any subsequent changes to the purchase price allocations that result in material changes to our consolidated financial results will be adjusted retrospectively.

We plan to perform an annual impairment test on our indefinite-lived intangible assets using a relief from royalty method to determine the fair value of each of our indefinite-lived trademarks/tradenames. We recognize an impairment loss for the indefinite-lived intangible assets if the carrying value exceeds the fair value. Significant management judgment is necessary to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates.

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

Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of August 9, 2010 and January 25, 2010, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $36,860 and $37,228, respectively.

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

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2011 Comparisons with Fiscal 2010

The factors discussed below impact comparability of operating performance for the twelve and twenty-eight weeks ended August 9, 2010 and August 10, 2009, or could impact comparisons for the remainder of fiscal 2011.

Merger and Transactions

In connection with the Transactions, we incurred significant additional indebtedness, including $600,000 in principal amount of senior secured second lien notes that bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. In addition, our credit facility provides for aggregate borrowings up to $100,000 in senior secured revolving facility loans, swingline loans and letters of credit. Immediately prior to the Transactions, our indebtedness was significantly less.  The changes in our indebtedness will cause our interest expense to be significantly higher following the Transactions than experienced in prior periods.

The acquisition of CKE Restaurants, Inc. is being accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was preliminarily allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values as of July 12, 2010. The fair value changes in our tangible and intangible assets acquired and liabilities assumed are expected cause changes to our future operating results when compared to our historical results.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

As of August 9, 2010, the purchase price allocation is preliminary and could change materially in subsequent periods. Any subsequent changes to the purchase price allocation that result in material changes to our consolidated financial results will be adjusted retrospectively. The final purchase price allocation is pending the receipt of valuation work and the completion of the Company’s internal review of such work, which is expected to be completed during fiscal 2011. The provisional items pending finalization are the valuation of our property and equipment, operating lease intangible assets and liabilities, capital lease assets and obligations, intangible assets, goodwill and income tax related matters.

The discussion and analysis of the Company’s historical financial condition and results of operations covers periods prior to the consummation of the Transactions. Accordingly, the discussion and analysis of such periods does not reflect the significant impact the Transactions will have on the Company.

Sale of Carl’s Jr. Distribution Center Assets

On July 2, 2010, we entered into an agreement sell to MBM our Carl’s Jr. Distribution Center Assets. Simultaneously, on July 2, 2010, we and our franchisees entered into distribution agreements with MBM to provide distribution services to our Carl’s Jr. restaurants. As a result of the outsourcing of our Carl’s Jr. distribution services, we will no longer record distribution center revenues and the related expenses in our Carl’s Jr. operating segment.  During the eight and twenty-four weeks ended July 12, 2010, we recorded revenues of $25,018 and $86,891, respectively, from our Carl’s Jr. Distribution Center operations.  Refer to further discussion of the Carl’s Jr. operating segment included in “Operating Review”.

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

Presentation of Non-GAAP Measurements

We have included in this report measures of financial performance that are not defined by GAAP. Company-operated restaurant-level adjusted EBITDA, company-operated restaurant-level adjusted EBITDA margin and franchise restaurant adjusted EBITDA are non-GAAP measures utilized by management internally to evaluate and compare our operating performance for company-operated restaurants and franchised and licensed restaurants between periods. Because not all companies calculate these measures identically, our presentation of such measures may not be comparable to similarly titled measures of other companies. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure. Each of these non-GAAP financial measures is derived from amounts reported within our Condensed Consolidated Financial Statements, and the computations of each of these measures have been included within our “Operating Results” section of Management’s Discussion and Analysis.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Company-Operated Restaurant-Level Non-GAAP Measures

We define company-operated restaurant-level adjusted EBITDA, which is expressed in dollars, as company-operated restaurants revenue less restaurant operating costs excluding depreciation and amortization expense and including advertising expense. Restaurant operating costs are the expenses incurred directly by our company-operated restaurants in generating revenues and do not include advertising costs, general and administrative expenses or facility action charges. We define company-operated restaurant-level adjusted EBITDA margin, which is expressed as a percentage, as Company-operated restaurant-level adjusted EBITDA divided by company-operated restaurants revenue.

Franchise Restaurant Adjusted EBITDA

We define franchise restaurant adjusted EBITDA, which is expressed in dollars, as franchised and licensed restaurants and other revenue less franchised and licensed restaurants and other expense excluding depreciation and amortization expense.

Safe Harbor Disclosure

Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals and operating performance and are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control, and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, our ability to compete with other restaurants, supermarkets and convenience stores for customers, employees, restaurant locations and franchisees; changes in consumer preferences, perceptions and spending patterns; the ability of our key suppliers to continue to deliver premium-quality products to us at moderate prices; our ability to successfully enter new markets, complete remodels of existing restaurants and complete construction of new restaurants; changes in general economic conditions and the geographic concentration of our restaurants, which may affect our business; our ability to attract and retain key personnel; our franchisees' willingness to participate in the our strategy; the operational and financial success of our franchisees; our ability to expand into international markets and the risks associated with operating in international locations; changes in the price or availability of commodities; the effect of the media's reports regarding food-borne illnesses, food tampering and other health-related issues on our reputation and our ability to procure or sell food products; the seasonality of our operations; the effect of increasing labor costs including healthcare related costs; increased insurance and/or self-insurance costs; our ability to comply with existing and future health, employment, environmental and other government regulations; the potentially conflicting interests of our sole stockholder and our creditors; our substantial leverage which could limit our ability to raise capital, react to economic changes or meet obligations under its indebtedness; the effect of restrictive covenants in our indenture and credit facility on our business; and other factors as discussed in our other filings with the SEC.  Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or circumstances arising after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our principal exposures to financial market risks relate to the impact that interest rate changes could have on our senior secured revolving credit facility, which bears a floating interest rate and, therefore, our income statement and our cash flows will be exposed to changes in interest rates. As of August 9, 2010, our senior secured revolving credit facility remained undrawn. A hypothetical increase of 100 basis points in short-term interest rates in our floating rate would not have an impact on our interest expense. The sensitivity analysis assumes all other variables will remain constant in future periods.

Foreign Currency Risk

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on earnings and cash flows. Our business at company-operated restaurants is transacted in U.S. dollars. Exposure outside of the U.S. relates primarily to the effect of foreign currency rate fluctuations on royalties and other fees paid by international licensees. As of August 9, 2010, our most significant exposure related to the Mexican Peso. Foreign exchange rate fluctuations have not historically had a significant impact on our results of operations.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls (as defined in Rule 13a-15(e) under the Exchange Act) and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 9, 2010, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 9, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Between March 1, 2010 and March 26, 2010, seven putative stockholder class actions were filed in the Delaware Court of Chancery and the Superior Court of California for the County of Santa Barbara against the Company, each of its directors, Thomas H. Lee Partners, LP (“THL”)  and its affiliates alleging the directors breached their fiduciary duties regarding a prior merger agreement (the “Prior Merger Agreement” or “Prior Merger”) with an affiliate of THL and that THL and its affiliates aided and abetted those breaches. On March 26, 2010, the Superior Court of California for the County of Santa Barbara consolidated the four cases filed in that court as In re CKE Restaurants, Inc. Shareholder Litigation, Lead Case No. 1342245 (the “California Action”). On March 29, 2010, the Delaware Court of Chancery consolidated the three cases filed in that court as In re CKE Restaurants, Inc. Shareholder Litigation, Consolidated C.A. No. 5290-VCP (the “Delaware Action”).

On April 1, 2010, plaintiffs in the Delaware Action filed a consolidated complaint, and on April 8, 2010, plaintiffs in the California Action filed a consolidated complaint. On April 12, 2010, the Delaware Court of Chancery granted the Delaware Action plaintiffs’ motion for expedited proceedings and request for a hearing to consider preliminarily enjoining the Prior Merger. On April 16, 2010, the Superior Court of California for the County of Santa Barbara granted the defendants’ motion for a stay of the California Action pending resolution of the Delaware Action.

On May 12, 2010, the plaintiffs in the Delaware Action filed an amended consolidated complaint against the Company, its directors, Apollo and its affiliates, Parent and Merger Sub, that drops the challenge to the Prior Merger Agreement and instead alleges the directors breached their fiduciary duties regarding the merger with Apollo (the “Merger” or “Merger Agreement”), including that the directors had breached their duty of disclosure in the preliminary proxy statement, and that Apollo and its affiliates aided and abetted those breaches. On May 12, 2010, the plaintiffs also filed a motion for expedited discovery and the scheduling of a hearing to preliminarily enjoin the Merger.

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

We believe that no further disclosure was required under applicable laws; however, to avoid the risk of the putative stockholder class actions delaying or adversely affecting the Merger and to minimize the expense of defending such actions, we agreed, pursuant to the terms of the proposed settlement described in the MOU, to make certain supplemental disclosures related to the Merger, all of which are set forth in our definitive proxy statement regarding the Merger filed on or about June 3, 2010.

Pursuant to the MOU, plaintiffs in the Delaware Action conducted discovery to confirm the fairness and adequacy of the proposed settlement of the Delaware Action.  On or about August 1, 2010, counsel for plaintiffs in the Delaware Action confirmed that such discovery had been satisfactory and that plaintiffs were agreeable to proceed with the settlement as outlined in the MOU. On September 13, 2010, the parties to the Delaware Action filed with the Delaware Court of Chancery a Stipulation and Agreement of Compromise, Settlement and Release regarding settlement of the Delaware Action (the “Stipulation of Settlement”).

The Stipulation of Settlement is subject to customary conditions, including court approval following notice to our former stockholders. The Delaware Court of Chancery has scheduled a hearing for November 18, 2010 at 11:00 a.m. at which point the Court will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the Court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, the plaintiffs in the California Action have agreed to voluntarily dismiss their claims following final approval of the settlement of the Delaware Action.  Furthermore, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a motion in the Delaware Court of Chancery for an award of attorneys’ fees and expenses to be paid by us, which the defendants may oppose. We shall pay or cause to be paid those attorneys’ fees and expenses awarded by the Delaware Court of Chancery. There can be no assurance that the Delaware Court of Chancery will approve the settlement even though the parties have entered into the Stipulation of Settlement. If the Court does not approve the proposed settlement, the proposed settlement as contemplated by the Stipulation of Settlement may be terminated.

The settlements of the Delaware Action and the California Action are not expected to materially impact our consolidated financial position or results of operations.

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

Risk Factors Relating to our Company

Our success depends on our ability to compete with others.

The foodservice industry is intensely competitive with respect to the quality and value of food products offered, service, price, convenience, and dining experience. We compete with major restaurant chains, some of which dominate the quick service restaurant industry (“QSR”). Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, take-out food service companies, fast food restaurants, supermarkets and convenience stores. In addition to competing with such companies for customers, we also must compete with them for access to qualified employees and management personnel, suitable restaurant locations and capable franchisees. Many of our competitors have substantially greater brand recognition, as well as greater financial, marketing, operating and other resources than we have, which may give them competitive advantages with respect to some or all of these areas of competition. Some of our competitors have engaged and may continue to engage in substantial price discounting, which may adversely impact our sales and operating results. As our competitors expand operations and marketing campaigns, we expect competition to intensify. Such increased competition could have a material adverse effect on our consolidated financial position and results of operations.

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

Our ability to anticipate and respond to trends and changes in consumer preferences may affect our future operating results. Additionally, current economic conditions may cause changes in consumer preferences, and if such economic conditions persist for an extended period of time, this may result in consumers making long-lasting changes to their spending behaviors. A number of our major competitors have been increasing their “value item” offerings and implementing certain pricing promotions for various other menu items. If consumer preference continues to shift towards these “value items,” it may become necessary for us to implement temporary promotional pricing offerings. If we implement such promotional offerings our operating margins may be adversely impacted. Any promotional offerings or temporary price cuts implemented by us are not expected to represent a permanent change in our business strategy, and would only be temporary in duration.

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

Our profitability is dependent on, among other things, our continuing ability to offer premium-quality food at moderate prices. Our Carl’s Jr. and Hardee’s restaurants depend on the distribution services of MBM, a third party national distributor of food and other products. MBM is responsible for delivering food, packaging and other products from our suppliers to our restaurants on a frequent and routine basis. MBM also provides distribution services to nearly all of our Carl’s Jr.’s and Hardee’s franchisees. Pursuant to the terms of our distribution agreement, we are obligated to purchase substantially all of our specified product requirements from MBM through June 30, 2017.

Our suppliers may be adversely impacted by current economic conditions, such as the tightening of credit markets, decreased transaction volumes, fluctuating commodity prices and various other factors. As a result, our suppliers may seek to change the terms on which they do business with us in order to lessen the impact of any current and future economic challenges on their businesses. If we are forced to renegotiate the terms upon which we conduct business with our suppliers or find alternative suppliers to provide key services, it could adversely impact our financial condition or results of operations.

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

Our growth strategy includes opening new restaurants in markets where we have relatively few or no existing restaurants. There can be no assurance that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets. Consumer characteristics and competition in new markets may differ substantially from those in the markets where we currently operate. Additionally, we may be unable to identify appropriate locations, develop brand recognition, successfully market our products or attract new customers. It may also be difficult for us to recruit and retain qualified personnel to manage restaurants. Should we not succeed in entering new markets, there may be adverse impacts to our consolidated financial position and results of operations.

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

Our business may be adversely impacted by economic conditions and the geographic concentration of our restaurants.

Our financial condition and results of operations are dependent upon consumer discretionary spending, which is influenced by general economic conditions. Worldwide economic conditions and consumer spending have deteriorated and may not fully recover for some time. Current economic conditions have resulted in higher levels of unemployment, reductions in disposable income for many consumers and lower levels of consumer confidence. If these economic conditions persist for an extended period of time, consumers may make long-lasting changes to their spending habits and behavior.

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

We have a geographic concentration of restaurants in certain states and regions, which can cause economic conditions in particular areas to have a disproportionate impact on our overall results of operations. As of August 9, 2010, we and our franchisees operated restaurants in 42 states and 18 foreign countries. By number of restaurants, our domestic operations are most concentrated in California, North Carolina and Virginia, and our international licensees are most concentrated in Mexico and the Middle East. Adverse economic conditions in states or regions that contain a high concentration of Carl’s Jr. and Hardee’s restaurants could have a material adverse impact on our results of operations in the future.

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

Our financial results are affected by the financial results of our franchisees and international licensees.

We receive royalties from our franchisees. As a result, our financial results are impacted by the operational and financial success of our franchisees, including their implementation of our strategic plans, and their ability to secure adequate financing. If sales trends or economic conditions worsen for our franchisees, and they are unable to secure adequate sources of financing, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants, offer extended payment terms or make other concessions. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased royalties. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future. Furthermore, if, our franchisees are not be able to obtain the financing necessary to complete planned remodel and construction projects, and they may be forced to postpone or cancel such projects.

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

Our business depends on the willingness of vendors and service providers to supply us with goods and services pursuant to customary credit arrangements which may not be available to us in the future caused by changes in our capital structure as a result of the Merger or other factors outside our control.

Like many companies in the foodservice industry, we purchase goods and services from trade creditors pursuant to customary credit arrangements. Changes in our capital structure or other factors outside our control may cause trade creditors to change our customary credit arrangements. If we are unable to maintain or obtain trade credit from vendors and service providers on terms favorable to us, or at all, or if vendors and service providers are unable to obtain trade credit or factor their receivables, then we may not be able to execute our business plan, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse affect on our business. In addition, the tightening of trade credit could limit our available liquidity.

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

Higher health care costs and labor costs could adversely affect our business.

We will be impacted by the recent passage of the U.S. Patient Protection and Affordable Care Act. Under this Act, we may be required to amend our health care plans to, among other things, provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act, cover adult children of our employees to age 26, delete lifetime limits, and delete pre-existing condition limitations. Many of these requirements will be phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in the federal or state minimum wage or living wage requirements or changes in other workplace regulations could adversely affect our ability to meet our financial targets.

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

We are indirectly owned and controlled by Apollo, and its interests as an equity holder may conflict with the interests of our creditors.

We are indirectly owned and controlled by Apollo, and Apollo has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and the entering into of significant transactions. The interests of Apollo may not in all cases be aligned with the interests of our creditors. For example, if we encounter financial difficulties or are unable to pay our indebtedness as it matures, the interests of Apollo as an equity holder may conflict with the interests of our creditors. In addition, Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to our creditors. Furthermore, Apollo may, in the future, own businesses that directly or indirectly compete with us. Apollo also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Apollo continues to own a significant amount of our combined voting power, even if such amount is less than 50%, it will continue to be able to strongly influence or effectively control our decisions.

Risks Relating to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our Notes and Credit Facility.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Notes and Credit Facility. Our high degree of leverage could have important consequences for our creditors, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our Credit Facility, will be at variable rates of interest;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the Notes and the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Despite our high indebtedness level, we and our subsidiaries are still able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing the Notes and the Credit Facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, the indenture governing the Notes does not prevent us from incurring obligations that do not constitute indebtedness under the indenture.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Credit Facility and the indenture governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. For example, the indenture contains covenants that will, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to:

•	incur or guarantee additional debt or issue certain preferred equity;

•	pay dividends on or make distributions to holders of our common stock or make other restricted payments;

•	sell certain assets;

•	create or incur liens on certain assets to secure debt;

•	make certain investments;

•	designate subsidiaries as unrestricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; or

•	enter into certain transactions with affiliates.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with any of the covenants in the indenture or the Credit Facility, we could be in default under one or more of these agreements.  In the event of such a default:

•	the lenders under our Credit Facility could elect to terminate their commitments thereunder and cease making further loans to us;

•
the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be immediately due and payable, together with accrued and unpaid interest, which would prevent us from using our cash flows for other purposes;

•
if we are unable to pay amounts outstanding and declared immediately due and payable, the holders of such indebtedness could proceed against the collateral granted to them to secure the indebtedness; and

•	we could ultimately be forced into bankruptcy or liquidation.

We and our subsidiaries may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. As a result, we may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. In addition, because our subsidiaries conduct a significant portion of our operations, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us. While the indenture governing the Notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing the Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

The following table provides information as of and for the twelve-weeks ended August 9, 2010, with respect to shares of common stock repurchased by us during the fiscal quarter then ended (dollars in thousands, except per share amounts):

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Predecessor (1):
May 18, 2010 — June 14, 2010	20,150	$12.39	—	$35,052
June 15, 2010 — July 12, 2010	—	—	—	35,052
Total	20,150	$12.39	—	$35,052
Successor (2):
July 13, 2010 — August 9, 2010	—	$—	—	$—
Total	—	$—	—	$—
____________

(1)	We received and cancelled a total of 20,150 shares of our outstanding common stock in connection with the net exercise of stock options and the vesting of restricted stock awards.
(2)	As a result of the Merger, effective July 12, 2010, our shares ceased to be publicly traded on the New York Stock Exchange and all of our outstanding shares were purchased for $12.55 per share.

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement, entered into as of July 12, 2010, by and between the Company and Andrew F. Puzder.

10.2	Employment Agreement, entered into as of July 12, 2010, by and between the Company and E. Michael Murphy.

10.3	Employment Agreement, entered into as of July 12, 2010, by and between the Company and Theodore Abajian.

10.4	Management Services Agreement, entered into as of July 12, 2010, by and among the Company, Columbia Lake Acquisition Holdings, Inc., and Apollo Management VII, L.P.

10.5	Separation Agreement and General Release, entered into as of April 13, 2010, by and between the Company and Noah J. Griggs, Jr.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC.

Date: September 28, 2010

/s/ Reese Stewart
Reese Stewart
Senior Vice President
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Employment Agreement, entered into as of July 12, 2010, by and between the Company and Andrew F. Puzder.

10.2	Employment Agreement, entered into as of July 12, 2010, by and between the Company and E. Michael Murphy.

10.3	Employment Agreement, entered into as of July 12, 2010, by and between the Company and Theodore Abajian.

10.4	Management Services Agreement, entered into as of July 12, 2010, by and among the Company, Columbia Lake Acquisition Holdings, Inc., and Apollo Management VII, L.P.

10.5	Separation Agreement and General Release, entered into as of April 13, 2010, by and between the Company and Noah J. Griggs, Jr.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.