Form 10-Q
period 2010-11-01
CKE RESTAURANTS INC
filed 2010-12-08
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2010
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

The number of outstanding shares of the registrant’s common stock was 100 shares as of December 2, 2010.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
INDEX

Page No.
Part I. Financial Information
Item 1. Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets as of November 1, 2010 (Successor) and January 31, 2010 (Predecessor)	3
Condensed Consolidated Statements of Operations for the twelve weeks ended November 1, 2010 (Successor) and twelve weeks ended November 2, 2009 (Predecessor)	4
Condensed Consolidated Statements of Operations for the sixteen weeks ended November 1, 2010 (Successor), twenty-four weeks ended July 12, 2010 (Predecessor) and forty weeks ended November 2, 2009 (Predecessor)	5
Condensed Consolidated Statements of Stockholders’ Equity for the twenty-four weeks ended July 12, 2010 (Predecessor) and sixteen weeks ended November 1, 2010 (Successor)	6
Condensed Consolidated Statements of Cash Flows for the sixteen weeks ended November 1, 2010 (Successor), twenty-four weeks ended July 12, 2010 (Predecessor) and forty weeks ended November 2, 2009 (Predecessor)	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	48

Part II. Other Information
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	50
Item 6. Exhibits	60
Signatures	61
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except shares and par values)
(Unaudited)

	Successor	Predecessor
	November 1, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$49,494	$18,246
Accounts receivable, net of allowance for doubtful accounts of $46 as of November 1, 2010 and $358 as of January 31, 2010	34,995	35,016
Related party trade receivables	324	5,037
Inventories, net	14,077	24,692
Prepaid expenses	13,417	13,723
Assets held for sale	451	500
Advertising fund assets, restricted	18,510	18,295
Deferred income tax assets, net	17,183	26,517
Other current assets	4,032	3,829
Total current assets	152,483	145,855
Notes receivable, net of allowance for doubtful accounts of $0 as of November 1, 2010 and $379 as of January 31, 2010	473	1,075
Property and equipment, net of accumulated depreciation and amortization of $19,771 as of November 1, 2010 and $445,033 as of January 31, 2010	630,637	568,334
Property under capital leases, net of accumulated amortization of $1,741 as of November 1, 2010 and $46,090 as of January 31, 2010	31,761	32,579
Deferred income tax assets, net	—	40,299
Goodwill	193,443	24,589
Intangible assets, net	439,561	2,317
Other assets, net	23,006	8,495
Total assets	$1,471,364	$823,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$29	$12,262
Current portion of capital lease obligations	5,367	7,445
Accounts payable	38,908	65,656
Advertising fund liabilities	18,510	18,295
Other current liabilities	100,592	95,605
Total current liabilities	163,406	199,263
Bank indebtedness and other long-term debt, less current portion	589,765	266,202
Capital lease obligations, less current portion	31,924	43,099
Deferred income tax liabilities, net	172,913	—
Other long-term liabilities	85,246	78,804
Total liabilities	1,043,254	587,368

Commitments and contingencies (Notes 7, 9 and 15)
Subsequent events (Notes 7 and 9)

Stockholders’ equity:
Predecessor: Common stock, $0.01 par value; 100,000,000 shares authorized; 55,290,626 shares issued and outstanding as of January 31, 2010	—	553
Successor: Common stock, $0.01 par value; 100 shares authorized, issued and outstanding as of November 1, 2010	—	—
Additional paid-in capital	451,465	282,904
Accumulated deficit	(23,355)	(47,282)
Total stockholders’ equity	428,110	236,175
Total liabilities and stockholders’ equity	$1,471,364	$823,543

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands)
(Unaudited)

	Successor	Predecessor
	Twelve Weeks Ended November 1, 2010	Twelve Weeks Ended November 2, 2009
Revenue:
Company-operated restaurants	$250,097	$246,696
Franchised and licensed restaurants and other	34,430	77,521
Total revenue	284,527	324,217
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	73,879	69,665
Payroll and other employee benefits	71,592	71,386
Occupancy and other	62,567	60,874
Total restaurant operating costs	208,038	201,925
Franchised and licensed restaurants and other	16,943	58,854
Advertising	14,880	15,679
General and administrative	29,977	30,977
Facility action charges, net	770	520
Other operating expenses, net	167	—
Total operating costs and expenses	270,775	307,955
Operating income	13,752	16,262
Interest expense	(17,685)	(6,430)
Other income, net	748	704
(Loss) income before income taxes	(3,185)	10,536
Income tax (benefit) expense	(2,855)	4,379
Net (loss) income	$(330)	$6,157

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands)
(Unaudited)

	Successor	Predecessor
	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Forty Weeks Ended November 2, 2009
Revenue:
Company-operated restaurants	$336,048	$500,531	$847,654
Franchised and licensed restaurants and other	45,419	151,588	259,334
Total revenue	381,467	652,119	1,106,988
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	99,188	148,992	242,066
Payroll and other employee benefits	95,940	147,187	241,142
Occupancy and other	83,393	119,076	201,461
Total restaurant operating costs	278,521	415,255	684,669
Franchised and licensed restaurants and other	22,178	115,089	196,680
Advertising	19,728	29,647	51,451
General and administrative	49,641	58,806	103,061
Facility action charges, net	907	590	3,022
Other operating expenses, net	19,828	10,249	—
Total operating costs and expenses	390,803	629,636	1,038,883
Operating (loss) income	(9,336)	22,483	68,105
Interest expense	(23,541)	(8,617)	(14,834)
Other income (expense), net	896	(13,609)	1,991
(Loss) income before income taxes	(31,981)	257	55,262
Income tax (benefit) expense	(8,626)	7,772	22,460
Net (loss) income	$(23,355)	$(7,515)	$32,802

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)
 (Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Predecessor:
Balance as of January 31, 2010	55,290,626	$553	$282,904	$(47,282)	$236,175
Forfeitures of restricted stock awards	(78,484)	(1)	1	—	—
Exercise of stock options	154,317	2	1,061	—	1,063
Share-based compensation expense	—	—	4,710	—	4,710
Repurchase and retirement of common stock	(178,800)	(2)	(2,070)	—	(2,072)
Net loss	—	—	—	(7,515)	(7,515)
Balance as of July 12, 2010	55,187,659	$552	$286,606	$(54,797)	$232,361

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Successor:
Equity contribution	100	$—	$450,000	$—	$450,000
Share-based compensation expense	—	—	1,465	—	1,465
Net loss	—	—	—	(23,355)	(23,355)
Balance as of November 1, 2010	100	$—	$451,465	$(23,355)	$428,110

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Successor	Predecessor
	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Forty Weeks Ended November 2, 2009
Cash flows from operating activities:
Net (loss) income	$(23,355)	$(7,515)	$32,802
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,721	33,703	54,317
Amortization of debt issuance costs and discount on notes	1,115	522	799
Share-based compensation expense	1,465	4,710	6,216
Provision for (recovery of) losses on accounts and notes receivable	62	(100)	(346)
Loss (gain) on sale of property and equipment and capital leases	351	(1,326)	1,352
Facility action charges, net	907	590	3,022
Deferred income taxes	(8,150)	8,241	19,078
Other non-cash charges	—	—	24
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	837	4,826	4,859
Estimated liability for closed restaurants and estimated liability for self-insurance	(825)	(2,318)	(2,782)
Accounts payable and other current and long-term liabilities	(7,754)	4,317	7,345
Net cash (used in) provided by operating activities	(11,626)	45,650	126,686
Cash flows from investing activities:
Purchases of property and equipment	(18,565)	(33,738)	(77,549)
Acquisition of Predecessor	(693,478)	—	—
Proceeds from sale of property and equipment	46	1,011	3,836
Proceeds from sale of Distribution Center assets	1,992	19,203	—
Collections of non-trade notes receivable	282	673	2,330
Acquisition of restaurants, net of cash acquired	—	—	(485)
Other investing activities	36	(284)	111
Net cash used in investing activities	(709,687)	(13,135)	(71,757)
Cash flows from financing activities:
Net change in bank overdraft	(5,247)	(7,364)	876
Borrowings under revolving credit facilities	—	138,500	98,000
Repayments of borrowings under revolving credit facilities	(34,000)	(134,500)	(131,500)
Repayments of Predecessor Facility term loan	(236,487)	(10,945)	(3,633)
Proceeds from issuance of senior secured second lien notes, net of original issue discount	588,510	—	—
Payment of debt issuance costs	(18,697)	—	—
Repayments of other long-term debt	(9)	(13)	(17)
Repayments of capital lease obligations	(1,628)	(3,748)	(5,637)
Repurchase of common stock	—	(2,072)	(1,690)
Exercise of stock options	—	1,063	569
Tax impact of stock option and restricted stock award transactions	—	—	131
Dividends paid on common stock	—	(3,317)	(9,829)
Net advances from (to) affiliates of Apollo Management	2,641	(2,641)	—
Equity contribution	450,000	—	—
Net cash provided by (used in) financing activities	745,083	(25,037)	(52,730)
Net increase in cash and cash equivalents	23,770	7,478	2,199
Cash and cash equivalents at beginning of period	25,724	18,246	17,869
Cash and cash equivalents at end of period	$49,494	$25,724	$20,068

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

Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. Generally, our franchisees are domestic and our licensees are international. As of November 1, 2010, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	424	467	1	892
Franchised	675	1,222	11	1,908
Licensed	146	207	—	353
Total	1,245	1,896	12	3,153

As of November 1, 2010, 247 of our 424 company-operated Carl’s Jr. restaurants were dual-branded with Green Burrito, and 149 of our 467 company-operated Hardee’s restaurants were dual-branded with Red Burrito.

Merger and Related Transactions:

On July 12, 2010, we completed a merger with Columbia Lake Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Columbia Lake Acquisition Holdings, Inc. (“Parent”), a Delaware corporation, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent, pursuant to the Agreement and Plan of Merger, dated April 18, 2010 (“Merger Agreement”). Parent is indirectly controlled by investment entities managed by Apollo Management VII, L.P. (“Apollo Management”). As a result of the Merger, shares of CKE common stock ceased to be traded on the New York Stock Exchange after close of market on July 12, 2010.

The aggregate consideration for all equity securities of the Company was $704,065, including $10,587 of post-combination share-based compensation expense, and the total debt assumed and refinanced in connection with the Merger was $270,487. The Merger was funded by (i) equity contributions from affiliates of Apollo Management of $436,645, (ii) equity contributions from our senior management of $13,355, and (iii) proceeds of $588,510 from our $600,000 senior secured second lien notes (the “Notes”). In addition, we entered into a senior secured revolving credit facility of $100,000 (the “Credit Facility”), which was undrawn at closing.

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

For the purposes of presentation and disclosure, all references to “Predecessor” relate to CKE Restaurants, Inc. for periods prior to the Merger. All references to “Successor” relate to CKE Restaurants, Inc. merged with Merger Sub for periods subsequent to the Merger. References to “we”, “us”, “our”, “CKE” and the “Company” relate to the Predecessor for the periods prior to the Merger and to the Successor for periods subsequent to the Merger.

Within this Form 10-Q, we corrected an immaterial error in our previously presented statement of cash flows for the forty weeks ended November 2, 2009. The error related to the treatment and presentation of payments for previously accrued property and equipment purchases that were included within accounts payable or accrued liabilities at January 31, 2009. The effect of the correction on our condensed consolidated statement of cash flows for the forty weeks ended November 2, 2009 (Predecessor) was to increase net cash provided by operating activities from $118,536 to $126,686 and to increase net cash used in investing activities from $63,607 to $71,757.

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to current year presentation.

Variable Interest Entities:

We consolidate one national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $18,510 and $18,295 of advertising fund assets, restricted, and advertising fund liabilities in our Condensed Consolidated Balance Sheets as of November 1, 2010 (Successor) and January 31, 2010 (Predecessor), respectively. Consolidation of the Hardee’s Funds had no impact on our accompanying Condensed Consolidated Statements of Operations and Cash Flows. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of the Hardee’s Funds, and none of our assets serve as collateral for the creditors of these VIEs.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Note 2 — Acquisition of CKE Restaurants, Inc.

The acquisition of CKE Restaurants, Inc. is being accounted for as a business combination using the acquisition method of accounting, whereby the purchase price has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair-value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. The following table summarizes the fair values assigned to the net assets acquired as of the July 12, 2010 acquisition date:

Total Consideration:
Cash paid to shareholders	$704,065
Less: Post-combination share-based compensation expense (see Note 11)	(10,587)
Total purchase price consideration	693,478

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	25,724
Accounts receivable (1)	39,712
Inventories	13,956
Deferred income tax assets, net - current	18,126
Other current assets	36,214
Notes receivable - current and long-term (2)	2,311
Property and equipment (3)	633,774
Property under capital leases	33,582
Intangible assets	444,150
Other assets	4,203
Bank indebtedness - current and long-term	(271,505)
Capital lease obligations - current and long-term	(38,995)
Accounts payable	(54,811)
Deferred income tax liabilities, net - long-term	(182,004)
Other liabilities - current and long-term (4)	(204,402)
Net assets acquired	500,035
Excess purchase price attributed to goodwill acquired	$193,443
_____________
(1) The gross amount due under accounts receivable acquired is $40,031, of which $319 was expected to be uncollectible.
(2) The gross amount due under notes receivable acquired is $5,947, of which $3,636 was expected to be uncollectible.
(3) The estimated fair value of property and equipment acquired consisted of $237,381 of land, $86,740 of leasehold improvements, $204,596 of buildings and improvements, and $105,057 of equipment, furniture and fixtures.

(4) The estimated fair value of unfavorable lease obligations assumed was $41,458 and is included in other long-term liabilities in our Condensed Consolidated Balance Sheet.

As of November 1, 2010, the purchase price allocation remains preliminary and could change materially in subsequent periods. Any subsequent changes to the purchase price allocation that result in material changes to our consolidated financial results will be adjusted retrospectively.

During the twelve weeks ended November 1, 2010, we obtained further information on the valuation of acquired property and equipment and, in accordance with the authoritative guidance for business combinations, retrospectively recorded purchase price adjustments at the acquisition date to reduce the fair value of property and equipment by $8,926, long-term deferred income tax liabilities, net by $3,799 and other current assets by $122. These adjustments to our purchase price allocation caused an increase to goodwill of $5,249. We have also retrospectively adjusted our consolidated results of operations and cash flows for the impacts of the purchase price adjustments.

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

At the time of the Merger, the Company believed its market position and future growth potential for both company-operated and franchised and licensed restaurants were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. There was $45,135 of goodwill recognized in connection with the Merger that had carryover basis from previous acquisitions and was expected be deductible for federal income tax purposes.

Transaction Costs:

We recorded $167 and $19,828 in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Transactions within other operating expenses, net in our Condensed Consolidated Statement of Operations for the Successor twelve and sixteen weeks ended November 1, 2010. Additionally, we have capitalized $18,697 in debt issuance costs related to the Notes and Credit Facility.

We recorded $13,691 in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Transactions within other operating expenses, net in our Condensed Consolidated Statement of Operations for the Predecessor twenty-four weeks ended July 12, 2010. Additionally, we recorded a termination fee for a prior merger agreement with an affiliate of Thomas H. Lee Partners, L.P. of $9,283 and $5,000 in reimbursable costs within other income (expense), net in our Condensed Consolidated Statement of Operations for the Predecessor twenty-four weeks ended July 12, 2010.

Pro Forma Financial Information:

The following unaudited pro forma results of operations assume that the Transactions had occurred on
February 1, 2009 for the twelve and forty weeks ended November 2, 2009 and on February 1, 2010 for the twelve and forty weeks ended November 1, 2010, after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Credit Facility and the Notes, and other acquisition-related adjustments in connection with the Transactions. These unaudited pro forma results exclude transaction costs incurred in connection with the Merger and share-based compensation expense related to the acceleration of stock options and restricted stock awards. Additionally, the following unaudited pro forma results of operations do not give effect to the sale of our Carl’s Jr. distribution facility operations, which was completed on July 2, 2010. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Twelve Weeks Ended		Forty Weeks Ended
	November 1, 2010	November 2, 2009	November 1, 2010	November 2, 2009
Revenues	$284,527	$324,580	$1,034,604	$1,108,409
Net loss	(227)	(2,405)	(3,021)	(1,049)

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

In January 2010, the FASB issued new authoritative guidance to require additional disclosures for fair value measurements including the following: (1) amounts transferred in and out of Level 1 and 2 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009 (“Part I”), and (2) activities in Level 3 fair value measurements including purchases, sales, issuances and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (“Part II”). We adopted Part I of the revised guidance for fair value measurements disclosures, which did not have a significant effect on our unaudited Condensed Consolidated Financial Statements, as of the beginning of fiscal 2011. We do not expect Part II of the revised guidance to have a material effect on our consolidated financial statements.

Note 4 — Assets Held For Sale

Surplus restaurant properties and company-operated restaurants that we expect to sell within one year are classified in our Condensed Consolidated Balance Sheets as assets held for sale. As of November 1, 2010, total assets held for sale were $451 and were comprised of three surplus properties in our Hardee’s operating segment. As of January 31, 2010, total assets held for sale were $500 and were comprised of two surplus properties in our Hardee’s operating segment.

Note 5 — Purchase and Sale of Assets

Purchase of Assets:

We did not purchase any restaurants from franchisees during the forty weeks ended November 1, 2010. During the forty weeks ended November 2, 2009, we purchased one Carl’s Jr. restaurant from one of our franchisees for $485. As a result of this transaction, we recorded property and equipment of $64 and goodwill of $418 in our Carl’s Jr. segment.

Sale of Assets:

On July 2, 2010, we entered into an Asset Purchase Agreement (“APA”) with Meadowbrook Meat Company, Inc. (“MBM”) to sell to MBM our Carl’s Jr. distribution center assets located in Ontario, California and Manteca, California (“Distribution Centers”). In connection with the APA, we received total consideration of $21,195 from MBM for the Distribution Center assets, which included inventory, fixed assets, real property in Manteca, California, and other related assets. Additionally, we entered into sublease agreements with MBM to sublease the facility in Ontario, California, as well as certain leased vehicles and equipment. We will remain principally liable for the lease obligations. We also remain liable for all liabilities incurred prior to the sale, which include workers’ compensation claims, employment related matters and litigation, and other liabilities. Additionally, we entered into a transition services agreement, whereby, both we and MBM were required to provide certain services in connection with the transition of the Distribution Centers to MBM.  As a result of the transaction, we recorded a gain of $3,442, which is included in other operating expenses, net in our Condensed Consolidated Statement of Operations for the Predecessor twenty-four weeks ended July 12, 2010.

On July 2, 2010, we and our franchisees entered into distribution agreements with MBM to provide distribution services to our Carl’s Jr. and Hardee’s restaurants through June 30, 2017.

Related Party Transactions:

During the forty weeks ended November 2, 2009, we sold three company-operated Carl’s Jr. restaurants and related real property with a net book value of $965 to a former executive and new franchisee. In connection with this transaction, we received aggregate consideration of $1,300, including $100 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $233, which is included in facility action charges, net, in our Condensed Consolidated Statement of Operations for the Predecessor forty weeks ended November 2, 2009, in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Note 6 — Intangible Assets, Net

The following table presents our indefinite and definite-lived intangible assets for each of the respective reporting periods. As of November 1, 2010, the fair value of our intangible assets is preliminary and could change materially in subsequent periods (see Note 2).

	Successor				Predecessor
	November 1, 2010				January 31, 2010
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	Indefinite	$278,000	$—	$278,000	$3,166	$(1,251)	$1,915
Favorable lease agreements	10	69,150	(3,097)	66,053	1,076	(756)	320
Franchise agreements	20	97,000	(1,492)	95,508	90	(8)	82
		$444,150	$(4,589)	$439,561	$4,332	$(2,015)	$2,317

Our estimated future amortization expense related to these intangible assets is set forth as follows:

November 2, 2010 through January 31, 2011	$3,440
Fiscal 2012	14,809
Fiscal 2013	14,429
Fiscal 2014	12,961
Fiscal 2015	11,195
Fiscal 2016	10,089

Note 7 — Indebtedness and Interest Expense

Senior Secured Credit Facility:

On July 12, 2010, we entered into the Credit Facility, which provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.75%. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of November 1, 2010, we had no outstanding loan borrowings, $34,933 of outstanding letters of credit, and remaining availability of $65,067 under our Credit Facility.

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

Pursuant to the terms of our Credit Facility, during each fiscal year our capital expenditures cannot exceed the sum of (1) the greater of (i) $100,000 and (ii) 8.5% of our consolidated gross total tangible assets as of the end of such fiscal year plus, without duplication, (2) 10% of certain assets acquired in permitted acquisitions during such fiscal year (the "Acquired Assets Amount") and, (3) 5% of the Acquired Assets Amount for the preceding fiscal year, calculated on a cumulative basis. In addition, the annual base amount of permitted capital expenditures may be increased by an amount equal to any cumulative credit (as defined in the Credit Facility) which we elect to apply for this purpose and may be carried-back and/or carried-forward subject to the terms set forth in the Credit Facility.

The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio.

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

Senior Secured Second Lien Notes:

In connection with the Merger, on July 12, 2010, we issued $600,000 aggregate principal amount of senior secured second lien notes in a private placement to qualified institutional buyers. The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2011. The Notes were issued with an original issue discount of 1.92%, or $11,490, and are recorded as long-term debt, net of original issue discount, in our Condensed Consolidated Balance Sheet as of November 1, 2010 (Successor). The original issue discount and debt issuance costs associated with the issuance of the Notes are amortized to interest expense over the term of the Notes. The Notes mature on July 15, 2018.

Each of our wholly-owned domestic subsidiaries that guarantee indebtedness under the Credit Facility also guarantee the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all our obligations under the Notes. Separate financial statements and other disclosures of each of the guarantors are not presented because CKE Restaurants, Inc. is a holding company with no material independent assets or operations, the guarantor subsidiaries are, directly or indirectly, wholly-owned subsidiaries of CKE Restaurants, Inc. and such guarantees are full, unconditional and joint and several. The aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of CKE Restaurants, Inc. on a consolidated basis. The one non-guarantor subsidiary of the parent company is minor. There are no significant restrictions on the ability of CKE Restaurants, Inc. or any of the guarantors to obtain funds from its respective subsidiaries by dividend or loan.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

In connection with the Notes, we entered into a registration rights agreement pursuant to which we agreed to file an exchange offer registration statement with the SEC for the Notes. We and our guarantor subsidiaries agreed to use our commercially reasonable efforts to file within 180 days and effect within 270 days a registration statement to offer to exchange the Notes for registered notes with identical terms, subject to certain exclusions of previously identified terms. A registration statement relating to the exchange offer of the Notes for registered notes was declared effective by the SEC on November 12, 2010, which is within the specified timelines. The exchange offer was commenced on November 15, 2010 and will expire on December 14, 2010, unless extended.

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

In connection with the Merger, we settled and paid in full all obligations related to our fixed rate interest rate swap agreements, which totaled $14,844. During the Predecessor twenty-four weeks ended July 12, 2010 we recorded interest expense of $3,113 under these interest rate swap agreements to adjust their carrying value to fair value and paid $3,750 for net settlements under our interest rate swap agreements. During the Predecessor twelve and forty weeks ended November 2, 2009, we recorded interest expense of $3,631 and $4,948, respectively, under these interest rate swap agreements to adjust their carrying value to fair value and paid $1,595 and $6,658, respectively, for net settlements under our interest rate swap agreements. As a matter of policy, we do not enter into derivative instruments unless there is an underlying exposure. See Note 8 for fair value measurement of derivatives.

Interest expense:

Interest expense consisted of the following:

	Successor		Predecessor
	Twelve Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Twelve Weeks Ended November 2, 2009	Forty Weeks Ended November 2, 2009
Senior secured credit facility	$144	$191	$—	$—	$—
Senior secured second lien notes	15,584	20,779	—	—	—
Predecessor Facility	—	—	2,338	1,124	4,137
Interest rate swap agreements	—	—	3,113	3,631	4,948
Capital lease obligations	924	1,234	2,318	1,281	4,069
Amortization of debt issuance costs and discount on notes	837	1,115	488	234	782
Letter of credit fees and other	196	222	360	160	898
	$17,685	$23,541	$8,617	$6,430	$14,834

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Note 8 — Fair Value of Financial Instruments

The following table presents information on our financial instruments as of:

	Successor		Predecessor
	November 1, 2010		January 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$49,494	$49,494	$18,246	$18,246
Notes receivable	4,802	4,658	2,183	2,534

Financial liabilities:
Long-term debt and bank indebtedness, including current portion	589,794	643,009	278,464	250,798

The fair value of cash and cash equivalents approximates its carrying value due to its short maturity. The estimated fair value of notes receivable was determined by discounting future cash flows using current rates at which similar loans might be made to borrowers with similar credit ratings. As of November 1, 2010, the estimated fair value of the Notes was determined by using estimated market prices of our outstanding Notes.  For all other long-term debt, the estimated fair value was determined by discounting future cash flows using rates available to us for debt with similar terms and remaining maturities.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of November 1, 2010 and January 31, 2010:

		Successor	Predecessor
	Level	November 1, 2010	January 31, 2010
Interest rate swap agreements (1)	2	$—	$15,482
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Note 9 — Commitments and Contingent Liabilities

Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised and licensed restaurants and other revenue, and the payments on the leases as rental expense in franchised and licensed restaurants and other expense, in our Condensed Consolidated Statements of Operations. As of November 1, 2010, the present value of the lease obligations under the remaining master leases’ primary terms is $117,973. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $12,240.

Pursuant to our Credit Facility, we may borrow up to $100,000 for senior secured revolving facility loans, swingline loans and letters of credit (see Note 7). We have several standby letters of credit outstanding under our Credit Facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of November 1, 2010, we had outstanding letters of credit of $34,933, expiring at various dates through August 2011.

As of November 1, 2010, we had unconditional purchase obligations in the amount of $73,023, which consisted primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

We entered into employment agreements with certain key executives (the “Employment Agreements”), dated July 12, 2010. Pursuant to the terms of the Employment Agreements, each executive is entitled to receive certain payments that will be paid out over the next two to three years, in accordance with such executive’s Employment Agreement. In addition, each executive will be entitled to payments that may be triggered by the termination of employment under certain circumstances, as set forth in each Employment Agreement. If certain provisions are triggered, the affected executive will be entitled to receive an amount equal to his base salary for the remainder of the current employment term, except our Chief Executive Officer who shall be entitled to receive an amount equal to his minimum base salary multiplied by six, and our President and Chief Legal Officer and our Chief Financial Officer each of whom shall be entitled to receive an amount equal to the respective minimum base salary multiplied by three. The affected executive may also be entitled to receive additional cash payments consisting of a pro-rata portion of his current year bonus and a portion of his retention bonus. If all payment provisions of the Employment Agreements had been triggered as of November 1, 2010, we would have been required to make cash payments of approximately $16,705.

Putative consolidated stockholder class action lawsuits were filed in the Delaware Court of Chancery and in the Superior Court of California for the County of Santa Barbara regarding the Agreement and Plan of Merger, dated as of February 26, 2010, by and among the Company and affiliates of Thomas H. Lee Partners, L.P. (the “Prior Merger Agreement”). On May 12, 2010, the plaintiffs in the Delaware Court of Chancery action filed an amended complaint against the Company, each of its directors, Apollo Management, Parent and Merger Sub that dropped the challenge to the Prior Merger Agreement and instead sought to enjoin the Merger (the “Delaware Action”). On November 18, 2010, the Delaware Court of Chancery issued an Order and Final Judgment approving a settlement and resolving and releasing all claims.  On November 30, 2010, the plaintiffs in the consolidated putative stockholder class action filed in the Superior Court of California for the County of Santa Barbara (the “California Action”) voluntarily filed a request for dismissal of their claims with prejudice.  The settlements of the Delaware Action and the California Action are not expected to materially impact our consolidated financial position or results of operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

We are currently involved in other legal disputes related to employment claims, real estate claims and other business disputes. As of November 1, 2010, our accrued liability for litigation contingencies with a probable likelihood of loss was $244, with an expected range of losses from $244 to $394. With respect to employment matters, our most significant legal disputes relate to employee meal and rest break disputes, and wage and hour disputes. Several potential class action lawsuits have been filed in the State of California, regarding such employment matters, each of which is seeking injunctive relief and monetary compensation on behalf of current and former employees. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of these actions. As of November 1, 2010, we estimated the contingent liability of those losses related to litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome and for which a range of loss can be reasonably estimated, to be in the range of $1,630 to $5,920. In addition, we are involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated.

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

Note 11 — Share-Based Compensation

Total share-based compensation expense and associated tax benefits recognized were as follows:

	Successor		Predecessor
	Twelve Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Twelve Weeks Ended November 2, 2009	Forty Weeks Ended November 2, 2009
Share-based compensation expense related to restricted stock awards that contain market or performance conditions	$—	$—	$717	$322	$1,301
Share-based compensation expense related to the acceleration of vesting of stock options and awards in connection with Merger	—	10,587	1,521	—	—
Share-based compensation expense related to Units that contain performance conditions	767	767	—	—	—
All other share-based compensation expense	524	698	2,472	1,678	4,941
Total share-based compensation expense	$1,291	$12,052	$4,710	$2,000	$6,242
Associated tax benefits	$—	$—	$1,804	$656	$2,121

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Successor:

In connection with the Merger, certain affiliates of Apollo Management, certain members of our senior management team and our board of directors formed Apollo CKE Holdings, L.P., a limited partnership (the “Partnership”) to fund the equity contribution to CKE Restaurants, Inc. The Partnership also granted 5,108,333 profit sharing interests (“Units”) in the Partnership to certain of our senior management team and directors in the form of time vesting and performance vesting Units. Under certain circumstances, a portion of the Units may become subject to both performance and market conditions.

The time vesting Units will vest in four equal annual installments from the date of grant. The performance vesting Units will vest or convert to a time vesting schedule upon achievement of certain financial or investment targets. Prior to a change in control or qualified initial public offering (“IPO”), our performance against such targets will be determined based upon a specified formula driven by our earnings before interest, income taxes, depreciation and amortization (“EBITDA”), subject to adjustments by the general partner of the Partnership.  These performance criteria will be assessed on a quarterly basis beginning with the quarter ending August 13, 2012. Upon a change in control event or qualified IPO, our performance against the specified targets will be based upon a formula driven by the proceeds generated from such transaction. We recognize share-based compensation expense related to the performance vesting Units when we deem the achievement of performance goals to be probable.

The grant date fair value of the Units was estimated using the Black-Scholes option pricing model. The weighted average grant date fair value of the time and performance vesting Units granted in connection with the Merger was $3.52. We recorded $1,291 and $1,465 of share-based compensation expense related to the Units for the twelve and sixteen weeks ended November 1, 2010, respectively. The maximum unrecognized compensation cost for the time and performance vesting Units was $16,491 as of November 1, 2010.

In connection with the Merger, the vesting of all outstanding unvested options and restricted stock awards was accelerated immediately prior to closing. As a result of the acceleration, we recorded $10,587 in share-based compensation expense during the sixteen weeks ended November 1, 2010 within general and administrative expense in our Condensed Consolidated Statement of Operations related to the post-Merger service period for certain stock options and awards (see also Predecessor below).

Predecessor:

In connection with the Merger, all outstanding options became fully vested and exercisable immediately prior to closing, under our then existing stock incentive plans, which included the 2005 Omnibus Incentive Compensation Plan, 2001 Stock Incentive Plan, and 1999 Stock Incentive Plan (collectively “Predecessor Plans”). To the extent that such stock options had an exercise price less than $12.55 per share, the holders of such stock options were paid an amount in cash equal to $12.55 less the exercise price of the stock option. In addition, all outstanding restricted stock awards became fully vested immediately prior to the closing and were treated as a share of our common stock for all purposes under the Merger Agreement. We recorded $1,521 in stock compensation expense related to the acceleration of options and restricted stock awards from Predecessor Plans during the twenty-four weeks ended July 12, 2010.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Note 12 — Facility Action Charges, Net

The components of facility action charges, net are as follows:

	Successor		Predecessor
	Twelve Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Twelve Weeks Ended November 2, 2009	Forty Weeks Ended November 2, 2009
Estimated liability for new restaurant closures	$99	$99	$363	$—	$525
Adjustments to estimated liability for closed restaurants	371	405	60	323	5
Impairment of assets to be disposed of	75	75	156	—	—
Impairment of assets to be held and used	—	—	161	97	2,143
Loss (gain) on sales of restaurants and surplus properties, net	106	168	(348)	25	47
Amortization of discount related to estimated liability for closed restaurants	119	160	198	75	302
	$770	$907	$590	$520	$3,022

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

Impairment charges recognized in facility action charges, net were recorded against the following asset categories:

	Successor		Predecessor
	Twelve Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Twelve Weeks Ended November 2, 2009	Forty Weeks Ended November 2, 2009
Property and equipment:
Carl’s Jr.	$—	$—	$49	$97	$1,976
Hardee’s	75	75	254	—	46
	75	75	303	97	2,022
Property under capital leases:
Carl’s Jr.	—	—	14	—	40
Hardee’s	—	—	—	—	81
	—	—	14	—	121
Total:
Carl’s Jr.	—	—	63	97	2,016
Hardee’s	75	75	254	—	127
	$75	$75	$317	$97	$2,143

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Note 13 — Income Taxes

Income tax (benefit) expense consisted of the following:

	Successor		Predecessor
	Twelve Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Twelve Weeks Ended November 2, 2009	Forty Weeks Ended November 2, 2009
Federal and state income taxes	$(3,247)	$(9,099)	$7,173	$4,118	$21,696
Foreign income taxes	392	473	599	261	764
Income tax (benefit) expense	$(2,855)	$(8,626)	$7,772	$4,379	$22,460

Successor:

Our effective income tax rate for the twelve and sixteen weeks ended November 1, 2010 differs from the federal statutory rate primarily as a result of non-deductible transaction costs, non-deductible share-based compensation expense and state income taxes. In addition, we released $1,501 of unrecognized tax benefits during the twelve and sixteen weeks ended November 1, 2010 due to statute closures. We had $2,711 of tax benefits as of November 1, 2010, that, if recognized, would affect our effective income tax rate. We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $812 may be necessary within the fiscal year as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken during fiscal 2011 and 2012.

As of November 1, 2010, we maintained a valuation allowance of $7,913 for state capital loss carryforwards, certain state net operating loss and income tax credit carryforwards. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even though we expect to generate consolidated taxable income, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

Predecessor:

Our effective income tax rate for the twenty-four weeks ended July 12, 2010 differs from the federal statutory rate primarily as a result of non-deductible transaction-related costs, state income taxes and certain other expenses that are non-deductible for income tax purposes. Our effective income tax rate for the twelve and forty weeks ended November 2, 2009 differs from the federal statutory rate primarily as a result of state income taxes and certain expenses that are non-deductible for income tax purposes. We had $4,212 of tax benefits as of July 12, 2010, that, if recognized, would affect our effective income tax rate.

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

During the quarterly period ended August 9, 2010, we revised our measurement of segment profit to conform to the views of our executive management in light of the Transactions.  To enhance comparability between periods presented, we have revised our segment information for previous periods to conform with the current presentation. Previously, we presented operating income as our measurement of segment profit. Other than the aforementioned change to our measurement of segment profit, the accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

	Successor		Predecessor
	Twelve Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Twelve Weeks Ended November 2, 2009	Forty Weeks Ended November 2, 2009
Revenue:
Carl’s Jr.	$144,466	$193,960	$383,234	$193,748	$662,782
Hardee’s	139,891	187,283	268,523	130,231	443,472
Other	170	224	362	238	734
Total	$284,527	$381,467	$652,119	$324,217	$1,106,988

Segment income:
Carl’s Jr.	$18,118	$25,351	$43,666	$24,877	$93,086
Hardee’s	26,454	35,565	48,254	22,718	80,615
Other	94	124	208	164	487
Total	44,666	61,040	92,128	47,759	174,188
Less: General and administrative expense	(29,977)	(49,641)	(58,806)	(30,977)	(103,061)
Less: Facility action charges, net	(770)	(907)	(590)	(520)	(3,022)
Less: Other operating expenses, net	(167)	(19,828)	(10,249)	—	—
Operating income (loss)	13,752	(9,336)	22,483	16,262	68,105
Interest expense	(17,685)	(23,541)	(8,617)	(6,430)	(14,834)
Other income (expense), net	748	896	(13,609)	704	1,991
(Loss) income before income taxes	$(3,185)	$(31,981)	$257	$10,536	$55,262

Depreciation and amortization:
Depreciation and amortization included in segment income:
Carl’s Jr.	$8,570	$11,429	$15,586	$7,651	$25,206
Hardee’s	8,411	11,177	16,214	7,712	25,373
Other	—	—	—	—	—
Other depreciation and amortization (1)	836	1,115	1,903	1,142	3,738
Total depreciation and amortization	$17,817	$23,721	$33,703	$16,505	$54,317

	Successor		Predecessor
	November 1, 2010		January 31, 2010
Total assets:
Carl’s Jr.	$740,186		$300,329
Hardee’s	655,572		368,889
Other	75,606		154,325
Total	$1,471,364		$823,543
Goodwill (2):
Carl’s Jr.	$167,380		$23,550
Hardee’s	26,063		1,039
Other	—		—
Total	$193,443		$24,589
___________
(1) Represents depreciation and amortization excluded from the computation of segment income.
(2) As of November 1, 2010, the allocation of goodwill to our Carl’s Jr. and Hardee’s operating segments is preliminary and could change materially in future periods (see Note 2).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Note 15 — Related Party Transactions

Transactions with Apollo Management:

In connection with the Merger, we entered into a management services agreement with Apollo Management. Pursuant to the management services agreement, Apollo Management received on the closing date cash consideration of $10,020 for services and reimbursable expenses in connection with the Merger. We recorded $5,010 of these costs to other operating expenses, net in our Condensed Consolidated Statement of Operations during the Successor sixteen weeks ended November 1, 2010 and capitalized $5,010 in debt issuance costs.

In addition, pursuant to the management services agreement and in exchange for on-going investment banking, management, consulting, and financial planning services that will be provided to us by Apollo Management and its affiliates, Apollo Management will receive an aggregate annual management fee of $2,500, which may be increased at Apollo Management’s sole discretion up to an amount equal to two percent of our Adjusted EBITDA, as defined in our Credit Facility. The management services agreement provides for a ten year term, which may be terminated earlier in the event of an IPO for fees remaining under the term of the agreement discounted at a 10% rate. We recorded $575 and $637 in management fees, which are included in general and administrative expense in our Condensed Consolidated Statements of Operations for the Successor twelve and sixteen weeks ended November 1, 2010, respectively.

The management services agreement also provides that affiliates of Apollo Management may receive future fees in connection with certain future financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of Apollo Management and its affiliates.

Transactions with Successor Board of Directors:

Certain members of our Successor Board of Directors are also our franchisees. These franchisees regularly pay royalties and purchase equipment and other products from us on the same terms and conditions as our other franchisees. During the sixteen weeks ended November 1, 2010, total revenue generated from related party franchisees was $2,043, which is included in franchised and licensed restaurants and other revenue in our Condensed Consolidated Statement of Operations. As of November 1, 2010, our related party trade receivables from franchisees were $324.

Transactions with Predecessor Board of Directors:

Certain members of our Predecessor Board of Directors were also our franchisees. These franchisees regularly paid royalties and purchased food, equipment and other products from us on the same terms and conditions as our other franchisees. During the twenty-four weeks ended July 12, 2010 and forty weeks ended November 2, 2009, total revenue generated from related party franchisees was $36,775 and $59,988, respectively, which is included in franchised and licensed restaurants and other revenue in our Condensed Consolidated Statements of Operations. As of January 31, 2010, our related party trade receivables from franchisees were $5,037.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Note 16 — Supplemental Cash Flow Information

	Successor	Predecessor
	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Forty Weeks Ended November 2, 2009
Cash paid for:
Interest, net of amounts capitalized (1)	$16,785	$8,299	$15,070
Income taxes, net of refunds received	1,408	530	7,611
Non-cash investing and financing activities:
Proceeds receivable from sale of Distribution Center assets	—	1,992	—
Dividends declared, not paid	—	—	3,311
Capital lease obligations incurred to acquire assets	26	4,179	15,235
Accrued property and equipment purchases at quarter-end	3,161	4,593	5,149
___________
(1) Cash paid for interest, net of amounts capitalized, includes $14,844, $3,750, and $6,658 of payments related to our fixed rate interest rate swap agreements during the sixteen weeks ended November 1, 2010, twenty-four weeks ended July 12, 2010 and forty weeks ended November 2, 2009, respectively.

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

We have prepared our discussion of the results of operations for the forty weeks ended November 1, 2010 by adding the earnings and cash flows of the Successor sixteen weeks ended November 1, 2010 and the Predecessor twenty-four weeks ended July 12, 2010, as compared to the Predecessor forty weeks ended November 2, 2009. Although this combined presentation does not comply with United States generally accepted accounting principles (“GAAP”), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions, defined below, and may not be predictive of future results of operations.

Recent Developments

Merger and Related Transactions:

On July 12, 2010, we completed a merger with Columbia Lake Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Columbia Lake Acquisition Holdings, Inc. (“Parent”), a Delaware corporation, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent, pursuant to the Agreement and Plan of Merger, dated April 18, 2010 (“Merger Agreement”). Parent is indirectly controlled by investment entities managed by Apollo Management VII, L.P. (“Apollo Management”). As a result of the Merger, shares of CKE common stock ceased to be traded on the New York Stock Exchange after close of market on July 12, 2010.

The aggregate consideration for all equity securities of the Company was $704,065, including $10,587 of post-combination share-based compensation expense, and the total debt assumed and refinanced in connection with the Merger was $270,487. The Merger was funded by (i) equity contributions from affiliates of Apollo Management of $436,645, (ii) equity contributions from our senior management of $13,355, (iii) proceeds of $588,510 from our $600,000 senior secured second lien notes (the “Notes”), and (iv) a senior secured revolving credit facility of $100,000 (the “Credit Facility”), which was undrawn at closing.

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

Also in connection with the Merger, we entered into a management services agreement with Apollo Management. Pursuant to the management services agreement, Apollo Management received on the closing date cash consideration of $10,020 for services and reimbursable expenses in connection with the Merger. We recorded $5,010 of these costs to other operating expenses, net in our Condensed Consolidated Statement of Operations during the Successor sixteen weeks ended November 1, 2010 and capitalized $5,010 in debt issuance costs.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

In addition, pursuant to the management services agreement and in exchange for on-going investment banking, management, consulting, and financial planning services that will be provided to us by Apollo Management and its affiliates, Apollo Management will receive an aggregate annual management fee of $2,500, which may be increased in accordance with the terms of the agreement.  The management service agreement provides for a ten year term, which may be terminated earlier in the event of an IPO for fees remaining under the term of the agreement discounted at a 10% rate. The management services agreement also provides that affiliates of Apollo Management may receive future fees in connection with certain future financing and acquisition or disposition transactions. This agreement includes customary exculpation and indemnification provisions in favor of Apollo Management and its affiliates.

Sale of Carl’s Jr. Distribution Center Assets:

On July 2, 2010, we entered into an Asset Purchase Agreement (“APA”) with Meadowbrook Meat Company, Inc. (“MBM”) to sell to MBM our Carl’s Jr. distribution center assets located in Ontario, California and Manteca, California (“Distribution Centers”). In connection with the APA, we received total consideration of $21,195 from MBM for the Distribution Center assets, which included inventory, fixed assets, real property in Manteca, California, and other related assets. Additionally, we entered into sublease agreements with MBM to sublease the facility in Ontario, California, as well as certain leased vehicles and equipment. We will remain principally liable for the lease obligations. We also remain liable for all liabilities incurred prior to the sale, which include workers’ compensation claims, employment related matters and litigation, and other liabilities. Additionally, we entered into a transition services agreement, whereby, both we and MBM were required to provide certain services in connection with the transition of the Distribution Centers to MBM.  As a result of the transaction, we recorded a gain of $3,442, which is included in other operating expenses, net in our Condensed Consolidated Statement of Operations for the Predecessor twenty-four weeks ended July 12, 2010.

On July 2, 2010, we and our franchisees entered into distribution agreements with MBM to provide distribution services to our Carl’s Jr. and Hardee’s restaurants through June 30, 2017.

Operating Review

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended November 1, 2010:

	Company-operated	Franchised	Licensed	Total
Open at November 2, 2009	898	1,911	338	3,147
New	8	31	27	66
Closed	(14)	(34)	(12)	(60)
Divested	(1)	(1)	—	(2)
Acquired	1	1	—	2
Open at November 1, 2010	892	1,908	353	3,153

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Quarter:	Successor	Predecessor
	Twelve Weeks Ended November 1, 2010	Twelve Weeks Ended November 2, 2009
Revenue:
Company-operated restaurants	$250,097	$246,696
Franchised and licensed restaurants and other	34,430	77,521
Total revenue	284,527	324,217
Operating costs and expenses:
Restaurant operating costs	208,038	201,925
Franchised and licensed restaurants and other	16,943	58,854
Advertising	14,880	15,679
General and administrative	29,977	30,977
Facility action charges, net	770	520
Other operating expenses, net	167	—
Total operating costs and expenses	270,775	307,955
Operating income	13,752	16,262
Interest expense	(17,685)	(6,430)
Other income, net	748	704
(Loss) income before income taxes	(3,185)	10,536
Income tax (benefit) expense	(2,855)	4,379
Net (loss) income	$(330)	$6,157

Company-operated restaurant-level adjusted EBITDA (1):
Company-operated restaurants revenue	$250,097	$246,696
Less: restaurant operating costs	(208,038)	(201,925)
Add: depreciation and amortization expense	15,006	14,602
Less: advertising expense	(14,880)	(15,679)
Company-operated restaurant-level adjusted EBITDA	$42,185	$43,694
Company-operated restaurant-level adjusted EBITDA margin	16.9%	17.7%

Franchise restaurant adjusted EBITDA (1):
Franchised and licensed restaurants and other revenue	$34,430	$77,521
Less: franchised and licensed restaurants and other expense	(16,943)	(58,854)
Add: depreciation and amortization expense	1,975	761
Franchise restaurant adjusted EBITDA	$19,462	$19,428
____________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Year To Date:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Forty Weeks Ended November 1, 2010	Forty Weeks Ended November 2, 2009
Revenue:
Company-operated restaurants	$336,048	$500,531	$836,579	$847,654
Franchised and licensed restaurants and other	45,419	151,588	197,007	259,334
Total revenue	381,467	652,119	1,033,586	1,106,988
Operating costs and expenses:
Restaurant operating costs	278,521	415,255	693,776	684,669
Franchised and licensed restaurants and other	22,178	115,089	137,267	196,680
Advertising	19,728	29,647	49,375	51,451
General and administrative	49,641	58,806	108,447	103,061
Facility action charges, net	907	590	1,497	3,022
Other operating expenses, net	19,828	10,249	30,077	—
Total operating costs and expenses	390,803	629,636	1,020,439	1,038,883
Operating (loss) income	(9,336)	22,483	13,147	68,105
Interest expense	(23,541)	(8,617)	(32,158)	(14,834)
Other income (expense), net	896	(13,609)	(12,713)	1,991
(Loss) income before income taxes	(31,981)	257	(31,724)	55,262
Income tax (benefit) expense	(8,626)	7,772	(854)	22,460
Net (loss) income	$(23,355)	$(7,515)	$(30,870)	$32,802

Company-operated restaurant-level adjusted EBITDA (1):
Company-operated restaurants revenue	$336,048	$500,531	$836,579	$847,654
Less: restaurant operating costs	(278,521)	(415,255)	(693,776)	(684,669)
Add: depreciation and amortization expense	19,972	30,412	50,384	47,985
Less: advertising expense	(19,728)	(29,647)	(49,375)	(51,451)
Company-operated restaurant-level adjusted EBITDA	$57,771	$86,041	$143,812	$159,519
Company-operated restaurant-level adjusted EBITDA margin	17.2%	17.2%	17.2%	18.8%

Franchise restaurant adjusted EBITDA (1):
Franchised and licensed restaurants and other revenue	$45,419	$151,588	$197,007	$259,334
Less: franchised and licensed restaurants and other expense	(22,178)	(115,089)	(137,267)	(196,680)
Add: depreciation and amortization expense	2,634	1,388	4,022	2,594
Franchise restaurant adjusted EBITDA	$25,875	$37,887	$63,762	$65,248
___________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Carl’s Jr. Quarter:	Successor	Predecessor
	Twelve Weeks Ended November 1, 2010	Twelve Weeks Ended November 2, 2009

Company-operated restaurants revenue	$131,367	$136,682
Franchised and licensed restaurants and other revenue	13,099	57,066
Total revenue	144,466	193,748
Restaurant operating costs:
Food and packaging	38,397	38,122
Payroll and other employee benefits	37,062	37,396
Occupancy and other	35,543	34,653
Total restaurant operating costs	111,002	110,171
Franchised and licensed restaurants and other expenses	7,453	49,593
Advertising expense	7,893	9,107
General and administrative expense	13,749	14,052
Facility action charges, net	118	313
Operating income	$4,251	$10,512

Company-operated average unit volume (trailing-13 periods)	$1,375	$1,468
Franchise-operated average unit volume (trailing-13 periods)	$1,096	$1,135
Company-operated same-store sales decrease	(5.0)%	(5.2)%
Franchise-operated same-store sales decrease	(4.3)%	(4.8)%
Company-operated same-store transaction decrease	(3.0)%	(2.7)%
Company-operated average check (actual $)	$6.73	$6.85
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.2%	27.9%
Payroll and other employee benefits	28.2%	27.4%
Occupancy and other	27.1%	25.4%
Total restaurant operating costs	84.5%	80.6%
Advertising expense as a percentage of company-operated restaurants revenue	6.0%	6.7%

Company-operated restaurant-level adjusted EBITDA (1):
Company-operated restaurants revenue	$131,367	$136,682
Less: restaurant operating costs	(111,002)	(110,171)
Add: depreciation and amortization expense	7,664	7,216
Less: advertising expense	(7,893)	(9,107)
Company-operated restaurant-level adjusted EBITDA	$20,136	$24,620
Company-operated restaurant-level adjusted EBITDA margin	15.3%	18.0%

Franchise restaurant adjusted EBITDA (1):
Franchised and licensed restaurants and other revenue	$13,099	$57,066
Less: franchised and licensed restaurants and other expense	(7,453)	(49,593)
Add: depreciation and amortization expense	906	435
Franchise restaurant adjusted EBITDA	$6,552	$7,908
___________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Carl’s Jr. Year To Date:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Forty Weeks Ended November 1, 2010	Forty Weeks Ended November 2, 2009

Company-operated restaurants revenue	$176,512	$271,379	$447,891	$472,301
Franchised and licensed restaurants and other revenue	17,448	111,855	129,303	190,481
Total revenue	193,960	383,234	577,194	662,782
Restaurant operating costs:
Food and packaging	51,427	80,105	131,532	132,894
Payroll and other employee benefits	49,486	76,624	126,110	127,719
Occupancy and other	47,094	67,654	114,748	113,511
Total restaurant operating costs	148,007	224,383	372,390	374,124
Franchised and licensed restaurants and other expenses	9,960	98,565	108,525	166,146
Advertising expense	10,642	16,620	27,262	29,426
General and administrative expense	22,785	26,909	49,694	46,505
Facility action charges, net	158	168	326	2,062
Gain on sale of Distribution Center assets	—	(3,442)	(3,442)	—
Operating income	$2,408	$20,031	$22,439	$44,519

Company-operated same-store sales decrease			(6.2)%	(5.5)%
Franchise-operated same-store sales decrease			(4.2)%	(5.7)%
Company-operated same-store transaction decrease			(3.9)%	(4.1)%
Company-operated average check (actual $)			$6.80	$6.94
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging			29.4%	28.1%
Payroll and other employee benefits			28.2%	27.0%
Occupancy and other			25.6%	24.0%
Total restaurant operating costs			83.1%	79.2%
Advertising expense as a percentage of company-operated restaurants revenue			6.1%	6.2%

Company-operated restaurant-level adjusted EBITDA (1):
Company-operated restaurants revenue	$176,512	$271,379	$447,891	$472,301
Less: restaurant operating costs	(148,007)	(224,383)	(372,390)	(374,124)
Add: depreciation and amortization expense	10,219	14,834	25,053	23,731
Less: advertising expense	(10,642)	(16,620)	(27,262)	(29,426)
Company-operated restaurant-level adjusted EBITDA	$28,082	$45,210	$73,292	$92,482
Company-operated restaurant-level adjusted EBITDA margin	15.9%	16.7%	16.4%	19.6%

Franchise restaurant adjusted EBITDA (1):
Franchised and licensed restaurants and other revenue	$17,448	$111,855	$129,303	$190,481
Less: franchised and licensed restaurants and other expense	(9,960)	(98,565)	(108,525)	(166,146)
Add: depreciation and amortization expense	1,210	752	1,962	1,475
Franchise restaurant adjusted EBITDA	$8,698	$14,042	$22,740	$25,810
___________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended November 1, 2010:

	Company-operated	Franchised	Licensed	Total
Open at November 2, 2009	421	667	133	1,221
New	7	23	17	47
Closed	(5)	(14)	(4)	(23)
Divested	—	(1)	—	(1)
Acquired	1	—	—	1
Open at November 1, 2010	424	675	146	1,245

Company-Operated Restaurants Revenue:

Revenue from company-operated Carl’s Jr. restaurants decreased $5,315, or 3.9%, to $131,367 during the twelve weeks ended November 1, 2010, as compared to the twelve weeks ended November 2, 2009. This decrease was primarily due to the 5.0% decrease in company-operated same-store sales for the quarter, partially offset by the revenues generated from new company-operated restaurants opened since the end of the third quarter of fiscal 2010.

Revenue from company-operated Carl’s Jr. restaurants decreased $24,410, or 5.2%, to $447,891 during the forty weeks ended November 1, 2010, as compared to the prior year period. This decrease was primarily due to the 6.2% decrease in company-operated same-store sales from the comparable prior year period, partially offset by the revenues generated from new company-operated restaurants opened since the end of the third quarter of fiscal 2010.

Company-Operated Restaurant-Level Adjusted EBITDA Margin:

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

	Twelve Weeks	Forty Weeks
Company-operated restaurant-level adjusted EBITDA margin for the period ended November 2, 2009	18.0%	19.6%
Increase in food and packaging costs	(1.3)	(1.2)
Payroll and other employee benefits:
Increase in labor costs, excluding workers’ compensation	(0.6)	(0.9)
Increase in workers’ compensation expense	(0.3)	(0.2)
Occupancy and other (excluding depreciation and amortization):
Increase in rent expense	(1.1)	(0.8)
Decrease in repairs and maintenance expense	0.3	0.1
Increase in utilities expense	(0.2)	(0.2)
Increase in property tax expense	(0.2)	(0.2)
Other, net	—	0.1
Advertising expense	0.7	0.1
Company-operated restaurant-level adjusted EBITDA margin for the period ended November 1, 2010	15.3%	16.4%

Food and Packaging Costs:

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the twelve and forty weeks ended November 1, 2010, as compared to the prior year periods, due primarily to increased commodity costs for beef, pork and cheese products.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Labor Costs:

Labor costs, excluding workers’ compensation, increased as a percentage of company-operated restaurants revenue during the twelve and forty weeks ended November 1, 2010, from the comparable prior year periods, due primarily to the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of restaurant management costs.

Workers’ compensation expense increased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 1, 2010, from the comparable prior year period, due primarily to favorable claims reserves adjustments in the prior year period which did not recur to the same extent in the current year.

Occupancy and Other Costs:

Rent expense increased as a percentage of company-operated restaurants revenue during the twelve and forty weeks ended November 1, 2010, from the comparable prior year periods, due mainly to impacts of acquisition accounting related to the Merger and the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of rent expense.

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during the twelve and forty weeks ended November 1, 2010, from the comparable prior year periods, mainly due to impacts of acquisition accounting related to the Merger, asset additions related to remodels, new store openings and equipment upgrades, as well as the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of depreciation and amortization expense.

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 1, 2010, as compared to the prior year period, mainly due to decreased spending on contract services, landscaping and building repairs in the current year period.

Advertising Expense:

Advertising expense decreased $1,214, or 13.3%, to $7,893, during the twelve weeks ended November 1, 2010 as compared to the prior year period.  Advertising expense as a percentage of company-operated restaurants revenue decreased from 6.7% to 6.0% during the twelve weeks ended November 1, 2010 as compared to the twelve weeks ended November 2, 2009.  The decrease as a percentage of company-operated restaurants revenue was mainly due to incremental media spending incurred during the twelve weeks ended November 2, 2009 in connection with a marketing campaign in selected markets emphasizing the value-for-the-money of Carl’s Jr. premium products, which did not recur in the current year period.

Franchised and Licensed Restaurants:

Carl’s Jr. Quarter:	Successor	Predecessor
	Twelve Weeks Ended November 1, 2010	Twelve Weeks Ended November 2, 2009
Franchised and licensed restaurants and other revenue:
Royalties	$7,527	$7,616
Distribution centers	—	43,964
Rent and other occupancy	5,432	5,151
Franchise fees	140	335
Total franchised and licensed restaurants and other revenue	$13,099	$57,066
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	$2,507	$1,878
Distribution centers	—	43,313
Rent and other occupancy	4,946	4,402
Total franchised and licensed restaurants and other expenses	$7,453	$49,593

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Total franchised and licensed restaurants revenue decreased $43,967, or 77.0%, to $13,099 during the twelve weeks ended November 1, 2010, as compared to the twelve weeks ended November 2, 2009. Distribution center sales of food, packaging and supplies to franchisees decreased from $43,964 to zero, due to the outsourcing of our Carl’s Jr. distribution center operations on July 2, 2010. Royalty revenues remained consistent with the prior year, as the impact of a 4.3% decrease in franchise-operated same-store sales was largely offset by the net increase of 21 franchised and licensed restaurants since the end of the third quarter of fiscal 2010.

Franchised and licensed operating and other expenses decreased $42,140, or 85.0%, to $7,453 during the twelve weeks ended November 1, 2010, from the comparable prior year period. This decrease is due to a $43,313 decrease in distribution center costs resulting from the outsourcing of our Carl’s Jr. distribution center operations. This decrease was partially offset by an increase of $629 in administrative expense from the comparable prior year period, caused by an increase of $658 in amortization expense related to the franchise agreements intangible asset recorded in connection with the Merger.

Carl’s Jr. Year To Date:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Forty Weeks Ended November 1, 2010	Forty Weeks Ended November 2, 2009
Franchised and licensed restaurants and other revenue:
Royalties	$10,019	$15,068	$25,087	$24,903
Distribution centers	—	86,891	86,891	147,920
Rent and other occupancy	7,195	9,421	16,616	16,620
Franchise fees	234	475	709	1,038
Total franchised and licensed restaurants and other revenue	$17,448	$111,855	$129,303	$190,481
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	$3,376	$3,722	$7,098	$5,805
Distribution centers	—	86,170	86,170	145,725
Rent and other occupancy	6,584	8,673	15,257	14,616
Total franchised and licensed restaurants and other expenses	$9,960	$98,565	$108,525	$166,146

Total franchised and licensed restaurants revenue decreased $61,178, or 32.1%, to $129,303 during the forty weeks ended November 1, 2010, as compared to the forty weeks ended November 2, 2009. Distribution center sales of food, packaging and supplies to franchisees decreased by $61,029, due to the outsourcing of our Carl’s Jr. distribution center operations beginning July 2, 2010. Royalty revenues increased by $184, or 0.7%, due to a net increase of 21 franchised and licensed restaurants since the end of the second quarter of fiscal 2010, partially offset by a decrease of 4.2% in franchise-operated same-store sales.

Franchised and licensed operating and other expenses decreased $57,621, or 34.7%, to $108,525 during the forty weeks ended November 1, 2010, as compared to the prior year period. This decrease is mainly due to a $59,555 decrease in distribution center costs resulting from the outsourcing of our Carl’s Jr. distribution center operations. This decrease was partially offset by an increase of $1,293 in administrative expense from the comparable prior year period, caused primarily by an increase of $877 in amortization expense related to the franchise agreements intangible asset recorded in connection with the Merger.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Hardee’s Quarter:	Successor	Predecessor
	Twelve Weeks Ended November 1, 2010	Twelve Weeks Ended November 2, 2009

Company-operated restaurants revenue	$118,680	$109,957
Franchised and licensed restaurants and other revenue	21,211	20,274
Total revenue	139,891	130,231
Restaurant operating costs:
Food and packaging	35,461	31,521
Payroll and other employee benefits	34,499	33,960
Occupancy and other	27,000	26,199
Total restaurant operating costs	96,960	91,680
Franchised and licensed restaurants and other expenses	9,490	9,261
Advertising expense	6,987	6,572
General and administrative expense	16,229	16,887
Facility action charges, net	651	207
Operating income	$9,574	$5,624

Company-operated average unit volume (trailing-13 periods)	$1,039	$1,004
Franchise-operated average unit volume (trailing-13 periods)	$1,002	$981
Company-operated same-store sales increase (decrease)	8.3%	(1.8)%
Franchise-operated same-store sales increase (decrease)	7.4%	(1.4)%
Company-operated same-store transaction increase	3.3%	1.3%
Company-operated average check (actual $)	$5.16	$4.94
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.9%	28.7%
Payroll and other employee benefits	29.1%	30.9%
Occupancy and other	22.8%	23.8%
Total restaurant operating costs	81.7%	83.4%
Advertising expense as a percentage of company-operated restaurants revenue	5.9%	6.0%

Company-operated restaurant-level adjusted EBITDA (1):
Company-operated restaurants revenue	$118,680	$109,957
Less: restaurant operating costs	(96,960)	(91,680)
Add: depreciation and amortization expense	7,342	7,386
Less: advertising expense	(6,987)	(6,572)
Company-operated restaurant-level adjusted EBITDA	$22,075	$19,091
Company-operated restaurant-level adjusted EBITDA margin	18.6%	17.4%

Franchise restaurant adjusted EBITDA (1):
Franchised and licensed restaurants and other revenue	$21,211	$20,274
Less: franchised and licensed restaurants and other expense	(9,490)	(9,261)
Add: depreciation and amortization expense	1,069	326
Franchise restaurant adjusted EBITDA	$12,790	$11,339
_________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Hardee’s Year To Date:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Forty Weeks Ended November 1, 2010	Forty Weeks Ended November 2, 2009

Company-operated restaurants revenue	$159,470	$229,043	$388,513	$375,160
Franchised and licensed restaurants and other revenue	27,813	39,480	67,293	68,312
Total revenue	187,283	268,523	455,806	443,472
Restaurant operating costs:
Food and packaging	47,733	68,842	116,575	109,104
Payroll and other employee benefits	46,414	70,498	116,912	113,324
Occupancy and other	36,267	51,378	87,645	87,870
Total restaurant operating costs	130,414	190,718	321,132	310,298
Franchised and licensed restaurants and other expenses	12,218	16,524	28,742	30,534
Advertising expense	9,086	13,027	22,113	22,025
General and administrative expense	26,857	31,827	58,684	56,430
Facility action charges, net	748	369	1,117	960
Operating income	$7,960	$16,058	$24,018	$23,225

Company-operated same-store sales increase (decrease)			4.0%	(0.4)%
Franchise-operated same-store sales increase			3.1%	0.7%
Company-operated same-store transaction increase			1.7%	1.2%
Company-operated average check (actual $)			$5.13	$5.04
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging			30.0%	29.1%
Payroll and other employee benefits			30.1%	30.2%
Occupancy and other			22.6%	23.4%
Total restaurant operating costs			82.7%	82.7%
Advertising expense as a percentage of company-operated restaurants revenue			5.7%	5.9%

Company-operated restaurant-level adjusted EBITDA (1):
Company-operated restaurants revenue	$159,470	$229,043	$388,513	$375,160
Less: restaurant operating costs	(130,414)	(190,718)	(321,132)	(310,298)
Add: depreciation and amortization expense	9,753	15,578	25,331	24,254
Less: advertising expense	(9,086)	(13,027)	(22,113)	(22,025)
Company-operated restaurant-level adjusted EBITDA	$29,723	$40,876	$70,599	$67,091
Company-operated restaurant-level adjusted EBITDA margin	18.6%	17.8%	18.2%	17.9%

Franchise restaurant adjusted EBITDA (1):
Franchised and licensed restaurants and other revenue	$27,813	$39,480	$67,293	$68,312
Less: franchised and licensed restaurants and other expense	(12,218)	(16,524)	(28,742)	(30,534)
Add: depreciation and amortization expense	1,424	636	2,060	1,119
Franchise restaurant adjusted EBITDA	$17,019	$23,592	$40,611	$38,897
___________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise non-GAAP measures within subheading “Presentation of Non-GAAP Measures.”

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The following table shows the change in our restaurant portfolio for the trailing-13 periods ended November 1, 2010:

	Company-operated	Franchised	Licensed	Total
Open at November 2, 2009	476	1,232	205	1,913
New	1	8	10	19
Closed	(9)	(19)	(8)	(36)
Divested	(1)	—	—	(1)
Acquired	—	1	—	1
Open at November 1, 2010	467	1,222	207	1,896

Company-Operated Restaurants Revenue:

Revenue from company-operated Hardee’s restaurants increased $8,723, or 7.9%, to $118,680 during the twelve weeks ended November 1, 2010, from the comparable prior year period. The increase is primarily due to the 8.3% increase in company-operated same-store sales, partially offset by the net decrease of nine restaurants since the end of the third quarter of fiscal 2010.

During the forty weeks ended November 1, 2010, revenue from company-operated restaurants increased $13,353, or 3.6%, to $388,513 as compared to the forty weeks ended November 2, 2009. The increase is primarily due to the 4.0% increase in company-operated same-store sales, partially offset by the net decrease of nine restaurants since the end of the third quarter of fiscal 2010.

Company-Operated Restaurant-Level Adjusted EBITDA Margin:

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

	Twelve Weeks	Forty Weeks
Company-operated restaurant-level adjusted EBITDA margin for the period ended November 2, 2009	17.4%	17.9%
Increase in food and packaging costs	(1.2)	(0.9)
Payroll and other employee benefits:
Decrease in labor costs, excluding workers’ compensation	2.0	0.3
Increase in workers’ compensation expense	(0.2)	(0.2)
Occupancy and other (excluding depreciation and amortization):
Decrease in repairs and maintenance	0.3	0.2
Decrease in utilities expense	0.3	0.5
Decrease in general liability insurance expense	0.2	0.2
Increase in rent expense	(0.2)	(0.1)
Other, net	(0.1)	0.1
Advertising expense	0.1	0.2
Company-operated restaurant-level adjusted EBITDA margin for the period ended November 1, 2010	18.6%	18.2%

Food and Packaging Costs:

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the twelve and forty weeks ended November 1, 2010, as compared to the prior year periods, mainly due to an increase in commodity costs for pork, beef and cheese products.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Labor Costs:

Labor costs, excluding workers’ compensation expense, decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 1, 2010, as compared to the prior year period, due primarily to sales leverage and the relatively fixed nature of restaurant management costs, as well as a temporary reduction in our employer payroll taxes due to recently enacted legislation. During the forty weeks ended November 1, 2010, the favorable impact from additional sales leverage and favorable employer payroll tax legislation was largely offset by the impact of minimum wage rate increases that took place in the second quarter of fiscal 2010.

Occupancy and Other Costs:

Depreciation and amortization expense decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 1, 2010, from the comparable prior year period, due primarily to sales leverage and impacts of acquisition accounting related to the Merger, partially offset by asset additions from remodels and equipment upgrades.

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 1, 2010, as compared to the prior year period, mainly due to sales leverage caused by the increase in company operated same-store sales.

Utilities expense decreased as a percentage of company-operated restaurants during the twelve and forty weeks ended November 1, 2010, as compared to the prior year periods, mainly due a decrease in natural gas rates and sales leverage caused by the increase in company operated same-store sales.

Franchised and Licensed Restaurants:

Hardee’s Quarter:	Successor	Predecessor
	Twelve Weeks Ended November 1, 2010	Twelve Weeks Ended November 2, 2009
Franchised and licensed restaurants and other revenue:
Royalties	$13,214	$11,892
Distribution centers	4,729	5,457
Rent and other occupancy	3,081	2,711
Franchise fees	187	214
Total franchised and licensed restaurants and other revenue	$21,211	$20,274
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	$2,125	$1,808
Distribution centers	4,835	5,495
Rent and other occupancy	2,530	1,958
Total franchised and licensed restaurants and other expenses	$9,490	$9,261

Total franchised and licensed restaurants revenue increased $937 or 4.6%, to $21,211 during the twelve weeks ended November 1, 2010, as compared to the prior year period. This increase is mainly due to an increase of $1,322, or 11.1%, in royalty revenues resulting from an increase in our franchise-operated same-store sales partially offset by net decrease of 8 franchised and licensed restaurants since the end of the third quarter of fiscal 2010. Distribution center revenues decreased by $728 as a result of reductions in equipment sales to franchisees associated with new restaurants and equipment sales to third parties.

Franchised and licensed operating and other expenses increased $229, or 2.5%, to $9,490, during the twelve weeks ended November 1, 2010, as compared to the prior year period. This increase in costs is mainly due to an increase in rent and other occupancy costs of $572 caused by impacts of acquisition accounting related to the Merger, as well as an increase in administrative expense resulting from amortization expense related to intangible assets recorded in connection with the Merger. These increases were partially offset by a decrease of $660 in our distribution center costs resulting from the decrease in distribution center sales to franchisees and third parties.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Hardee’s Year To Date:	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010	Forty Weeks Ended November 1, 2010	Forty Weeks Ended November 2, 2009
Franchised and licensed restaurants and other revenue:
Royalties	$17,583	$24,702	$42,285	$40,281
Distribution centers	5,869	9,220	15,089	18,067
Rent and other occupancy	4,074	5,187	9,261	9,119
Franchise fees	287	371	658	845
Total franchised and licensed restaurants and other revenue	$27,813	$39,480	$67,293	$68,312
Franchised and licensed restaurants and other expenses:
Administrative expense (including provision for bad debts)	$2,864	$3,320	$6,184	$5,727
Distribution centers	5,999	9,352	15,351	17,947
Rent and other occupancy	3,355	3,852	7,207	6,860
Total franchised and licensed restaurants and other expenses	$12,218	$16,524	$28,742	$30,534

Total franchised and licensed restaurants revenue decreased $1,019, or 1.5%, to $67,293 during the forty weeks ended November 1, 2010, as compared to the prior year period. This decrease is mainly due to the decline in distribution center revenues of $2,978 resulting from decreases in equipment sales to franchisees associated with new restaurants and equipment sales to third parties. This decrease was partially offset by an increase in royalty revenues of $2,004 which is due primarily to an increase in royalties resulting from the 3.1% increase in franchise-operated same-store sales.

Franchised and licensed operating and other expenses decreased $1,792, or 5.9%, to $28,742, during the forty weeks ended November 1, 2010, as compared to the prior year period. This decrease in costs is mainly due to a decrease of $2,596 in distribution center expenses resulting from the decrease in distribution center sales to franchisees and third parties. This decrease was partially offset by an increase of $457 in administrative expense resulting from an increase in amortization expense related to intangible assets recorded in connection with the Merger.

Consolidated Expenses

General and Administrative Expense:

General and administrative expenses decreased $1,000, or 3.2%, to $29,977, for the twelve weeks ended November 1, 2010, as compared to the twelve weeks ended November 2, 2009. This was mainly a result of implementing various cost-reduction initiatives causing a reduction in our general corporate expenses of $1,301. Additionally, share-based compensation expense decreased $704 which is attributable to changes in our share-based compensation plan in connection with the Merger. These decreases were partially offset by an increase of $641 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria.

General and administrative expenses increased $5,386, or 5.2%, to $108,447 for the forty weeks ended November 1, 2010, as compared to the forty weeks ended November 2, 2009. This was mainly due to an increase of $10,490 in share-based compensation expense resulting primarily from the acceleration of vesting of stock options and restricted stock awards in connection with the Merger. This increase was partially offset by a decrease of $2,074 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria. Additionally, as a result of implementing various cost-reduction initiatives, we reduced general corporate expenses by $3,065.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Other Operating Expenses, Net:

During the twelve and forty weeks ended November 1, 2010, we recorded transaction-related costs of $167 and $33,519, respectively, for accounting, investment banking, legal and other costs associated with the Transactions. During the forty weeks ended November 1, 2010, these transaction-related costs were partially offset by a gain of $3,442 on the sale of our Distribution Center assets.

See discussion of the termination of our prior merger agreement with an affiliate of Thomas H. Lee Partners, L.P. (“THL”) in “Other Income (Expense), Net.”

Interest Expense:

During the twelve weeks ended November 1, 2010, interest expense increased $11,255, to $17,685, as compared to the twelve weeks ended November 2, 2009. This increase was primarily caused by the interest incurred on our senior secured second lien notes.  Interest expense during the twelve weeks ended November 2, 2009 included a charge of $3,631 to adjust the carrying value of our interest rate swap agreements to fair value. See Note 7 of the accompanying Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.

During the forty weeks ended November 1, 2010, interest expense increased $17,324, to $32,158, as compared to the forty weeks ended November 2, 2009. This increase was primarily caused by the interest incurred on our senior secured second lien notes, which was partially offset by a decrease of $1,835 in the charge recorded to adjust the carrying value of our interest rate swap agreements to fair value, as compared to the prior year period. See Note 7 of the accompanying Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.

Other Income (Expense), Net:

During the forty weeks ended November 1, 2010, we recorded $12,713 of other expense, net as compared to other income, net of $1,991 during the forty weeks ended November 2, 2009. The change in other income (expense), net is primarily attributable to the termination fee for a prior merger agreement with an affiliate of THL of $9,283 and $5,000 in reimbursable costs.

Income Tax (Benefit) Expense:

Our effective income tax rate for the twelve and forty weeks ended November 1, 2010 differs from the federal statutory rate primarily as a result of non-deductible transaction costs, non-deductible share-based compensation expense, state income taxes and the release of $1,501 of unrecognized tax benefits due to the statute closures. Our effective income tax rate for the twelve and forty weeks ended November 2, 2009 differs from the federal statutory rate primarily as a result of state income taxes and certain expenses that are non-deductible for income tax purposes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Liquidity and Capital Resources

Overview:

Our operating cash requirements consist principally of our food and packaging purchases, labor, and occupancy costs; capital expenditures for restaurant remodels, new restaurant construction and replacement of equipment; debt service requirements; advertising expenditures; and general and administrative expenses. We expect that our cash on hand and future cash flows from operations will provide sufficient liquidity to allow us to meet our operating and capital requirements and service our existing debt. As of November 1, 2010, we have $49,494 in cash and cash equivalents and $65,067 in available commitments under our Credit Facility to help meet our operating and capital requirements.

We believe our most significant cash use during the next 12 months will be for capital expenditures and debt service requirements. Based on our current capital spending projections, we expect capital expenditures to be between $60,000 and $70,000 for fiscal 2011. We are required to make semi-annual interest payments on our Notes of approximately $34,125. As discussed below, our Credit Facility matures on July 12, 2015 and our Notes mature on July 15, 2018.

Credit Facility:

Our Credit Facility provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the LIBOR plus 3.75%. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of November 1, 2010, we had no outstanding loan borrowings, $34,933 of outstanding letters of credit, and remaining availability of $65,067 under our Credit Facility.

Pursuant to the terms of our Credit Facility, during each fiscal year our capital expenditures cannot exceed the sum of (1) the greater of (i) $100,000 and (ii) 8.5% of our consolidated gross total tangible assets as of the end of such fiscal year plus, without duplication, (2) 10% of certain assets acquired in permitted acquisitions during such fiscal year (the "Acquired Assets Amount") and, (3) 5% of the Acquired Assets Amount for the preceding fiscal year, calculated on a cumulative basis. In addition, the annual base amount of permitted capital expenditures may be increased by an amount equal to any cumulative credit (as defined in the Credit Facility) which the Company elects to apply for this purpose and may be carried-back and/or carried-forward subject to the terms set forth in the Credit Facility.

The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio.

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

We were in compliance with the covenants of our Credit Facility as of November 1, 2010.

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

Senior Secured Second Lien Notes:

We have $600,000 aggregate principal amount of senior secured second lien notes outstanding. The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2011. The Notes were issued with an original issue discount of 1.92%, or $11,490, and are recorded as long-term debt, net of original issue discount, in our accompanying Condensed Consolidated Balance Sheet as of November 1, 2010 (Successor). The Notes mature on July 15, 2018.

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

We were in compliance with the covenants included in the indenture governing the Notes as of November 1, 2010.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Cash Flows:

During the forty weeks ended November 1, 2010, cash provided by operating activities totaled $34,024, a decrease of $92,662 from the comparable prior year period. This decrease is primarily attributable to the $63,672 decrease from net income of $32,802 for the forty weeks ended November 2, 2009 to a net loss of $30,870 for the forty weeks ended November 1, 2010 mainly due to the significant transaction-related costs incurred and post-combination share-based compensation expense recognized from the acceleration of stock options and restricted stock awards in connection with the Merger. Additionally, during the forty weeks ended November 1, 2010, we paid $14,844 to settle our interest rate swap agreements, which is included in the change in accounts payable and other current and long-term liabilities. The remainder of the cash flow changes are attributed primarily to changes in our working capital account balances, which can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.

Cash used in investing activities during the forty weeks ended November 1, 2010 totaled $722,822, which principally consisted of $693,478 for the acquisition of CKE Restaurants, Inc. in connection with the Merger. Additionally, we purchased $52,303 of property and equipment, and collected proceeds of $21,195 from the sale of the Carl’s Jr. Distribution Center assets.

Capital expenditures were as follows:

	Successor/ Predecessor	Predecessor
	Forty Weeks Ended November 1, 2010	Forty Weeks Ended November 2, 2009
Remodels:
Carl’s Jr.	$2,582	$6,634
Hardee’s	14,883	17,885
Capital Maintenance:
Carl’s Jr.	8,479	11,516
Hardee’s	11,749	12,795
New restaurants/rebuilds:
Carl’s Jr.	8,277	10,928
Hardee’s	2,607	3,905
Dual-branding:
Carl’s Jr.	672	641
Hardee’s	2,120	273
Real estate/franchise acquisitions	20	3,234
Corporate/other	914	9,802
Total	$52,303	$77,613

Capital expenditures for the forty weeks ended November 1, 2010 decreased $25,310, or 32.6%, from the comparable prior year period mainly due to a $8,888 decrease in corporate and other asset additions, a $7,054 decrease in restaurant remodels, a $4,083 decrease in capital maintenance a $3,949 decrease in new restaurants and rebuilds, and a $3,214 decrease in real estate and franchise additions.

Cash provided by financing activities during the forty weeks ended November 1, 2010 totaled $720,046 as compared to cash used in financing activities during the forty weeks ended November 2, 2009 of $52,730. During the forty weeks ended November 1, 2010, we received proceeds from the issuance of Notes, net of discount, of $588,510 and equity contributions of $450,000 in connection with the Transactions. Additionally, we made net payments of $277,432 to fully repay our Predecessor term loan and borrowings under our Predecessor revolving credit facility during the forty weeks ended November 1, 2010.

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

Impairment of Property and Equipment and Other Amortizable Long-Lived Assets Held and Used, Held for Sale or To Be Disposed of Other Than By Sale:

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

Impairment of Goodwill:

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

We have recorded a preliminary estimate of our goodwill for Successor on the acquisition date of the Merger of $193,443 for the excess of the purchase price consideration over the fair value of the assets acquired and liabilities assumed in the Merger. The estimated purchase price allocation is subject to revision based on additional valuation work that is being conducted and could change materially. Any subsequent changes to the purchase price allocation that results in material changes to our consolidated financial results will be adjusted retrospectively.

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

Estimated Liability for Closed Restaurants:

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

Estimated Liability for Self-Insurance:

If we experience a higher than expected number of claims or the costs of claims rise more than the estimates used by management, developed with the assistance of our actuary, our reserves would require adjustment and we would be required to adjust the expected losses upward and increase our future self-insurance expense.

Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of November 1, 2010 and January 31, 2010, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $36,793 and $37,228, respectively.

Franchised and Licensed Operations:

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

Income Taxes:

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

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2011 Comparisons with Fiscal 2010

The factors discussed below impact comparability of operating performance for the twelve and forty weeks ended November 1, 2010 and November 2, 2009, and for the remainder of fiscal 2011.

Merger and Transactions:

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

The acquisition of CKE Restaurants, Inc. is being accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was preliminarily allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values as of July 12, 2010. The fair value changes in our tangible and intangible assets acquired and liabilities assumed are expected to cause changes to our future operating results when compared to our historical results.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

As of November 1, 2010, the purchase price allocation is preliminary and could change materially in subsequent periods. Any subsequent changes to the purchase price allocation that result in material changes to our consolidated financial results will be adjusted retrospectively. The final purchase price allocation is pending the receipt of valuation work and the completion of our internal review of such work, which is expected to be completed during fiscal 2011. The provisional items pending finalization are the valuation of our property and equipment, operating lease intangible assets and liabilities, capital lease assets and obligations, intangible assets, goodwill and income tax related matters.

The discussion and analysis of the Company’s historical financial condition and results of operations covers periods prior to the consummation of the Transactions. Accordingly, the discussion and analysis of such periods does not reflect the significant impact the Transactions will have on the Company.

Sale of Carl’s Jr. Distribution Center Assets:

On July 2, 2010, we entered into an agreement to sell to MBM our Carl’s Jr. Distribution Center Assets. Simultaneously, on July 2, 2010, we and our franchisees entered into distribution agreements with MBM to provide distribution services to our Carl’s Jr. restaurants. As a result of the outsourcing of our Carl’s Jr. distribution services, we will no longer record distribution center revenues and the related expenses in our Carl’s Jr. operating segment.  During the forty weeks ended November 1, 2010 and November 2, 2009, we recorded revenues of $86,891 and $147,920, respectively, from our Carl’s Jr. Distribution Center operations.  Refer to further discussion of the Carl’s Jr. operating segment included within our “Operating Review” section of Management’s Discussion and Analysis.

Fiscal Year and Seasonality:

We operate on a retail accounting calendar. Our fiscal year ends the last Monday in January and typically has 13 four-week accounting periods. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters generally have three periods, or 12 weeks. Fiscal 2011 contains 53 weeks, whereby the additional week will be included in our fourth quarter.

Our restaurant sales, and therefore our profitability, are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel upon school vacations and improved weather conditions, which affect the public’s dining habits.

New Accounting Pronouncements Not Yet Adopted and Adoption of New Accounting Pronouncements

See Note 3 of Notes to Condensed Consolidated Financial Statements for a description of the adoption of new accounting pronouncements.

Presentation of Non-GAAP Measurements

We have included in this report measures of financial performance that are not defined by GAAP. Company-operated restaurant-level adjusted EBITDA, company-operated restaurant-level adjusted EBITDA margin and franchise restaurant adjusted EBITDA are non-GAAP measures utilized by management internally to evaluate and compare our operating performance for company-operated restaurants and franchised and licensed restaurants between periods. Because not all companies calculate these measures identically, our presentation of such measures may not be comparable to similarly titled measures of other companies. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measure. Each of these non-GAAP financial measures is derived from amounts reported within our Condensed Consolidated Financial Statements, and the computations of each of these measures have been included within our “Operating Review” section of Management’s Discussion and Analysis.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Company-Operated Restaurant-Level Non-GAAP Measures:

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

Franchise Restaurant Adjusted EBITDA:

We define franchise restaurant adjusted EBITDA, which is expressed in dollars, as franchised and licensed restaurants and other revenue less franchised and licensed restaurants and other expense excluding depreciation and amortization expense.

Safe Harbor Disclosure

Matters discussed in this Form 10-Q contain forward-looking statements relating to future plans and developments, financial goals and operating performance and are based on our current beliefs and assumptions. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control, and may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, our ability to compete with other restaurants, supermarkets and convenience stores for customers, employees, restaurant locations and franchisees; changes in consumer preferences, perceptions and spending patterns; the ability of our key suppliers to continue to deliver premium-quality products to us at moderate prices; our ability to successfully enter new markets, complete remodels of existing restaurants and complete construction of new restaurants; changes in general economic conditions and the geographic concentration of our restaurants, which may affect our business; our ability to attract and retain key personnel; our franchisees' willingness to participate in the our strategy; the operational and financial success of our franchisees; our ability to expand into international markets and the risks associated with operating in international locations; changes in the price or availability of commodities; the effect of the media's reports regarding food-borne illnesses, food tampering and other health-related issues on our reputation and our ability to procure or sell food products; the seasonality of our operations; the effect of increasing labor costs including healthcare related costs; increased insurance and/or self-insurance costs; our ability to comply with existing and future health, employment, environmental and other government regulations; the potentially conflicting interests of our sole stockholder and our creditors; our substantial leverage which could limit our ability to raise capital, react to economic changes or meet obligations under our indebtedness; the effect of restrictive covenants in our indenture and credit facility on our business; and other factors as discussed in our other filings with the SEC.  Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or circumstances arising after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:

Our principal exposures to financial market risks relate to the impact that interest rate changes could have on our senior secured revolving credit facility, which bears a floating interest rate and, therefore, our results of operations and cash flows will be exposed to changes in interest rates. As of November 1, 2010, our senior secured revolving credit facility remained undrawn. A hypothetical increase of 100 basis points in short-term interest rates in our floating rate would not have an impact on our interest expense. This sensitivity analysis assumes all other variables will remain constant in future periods.

Foreign Currency Risk:

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on our results of operations and cash flows. Our business at company-operated restaurants is transacted in U.S. dollars. Exposure outside of the U.S. relates primarily to the effect of foreign currency rate fluctuations on royalties and other fees paid by international licensees. As of November 1, 2010, our most significant exposure related to the Mexican Peso. Foreign exchange rate fluctuations have not historically had a significant impact on our results of operations.

Commodity Price Risk:

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 1, 2010, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 1, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Between March 1, 2010 and March 26, 2010, seven putative stockholder class actions were filed in the Delaware Court of Chancery (the “Delaware Court”) and the Superior Court of California for the County of Santa Barbara against the Company, each of its directors, Thomas H. Lee Partners, LP (“THL”) and its affiliates alleging the directors breached their fiduciary duties regarding a prior merger agreement (the “Prior Merger Agreement”) with an affiliate of THL and that THL and its affiliates aided and abetted those breaches. On March 26, 2010, the Superior Court of California for the County of Santa Barbara consolidated the four cases filed in that court as In re CKE Restaurants, Inc. Shareholder Litigation, Lead Case No. 1342245 (the “California Action”). On March 29, 2010, the Delaware Court consolidated the three cases filed in that court as In re CKE Restaurants, Inc. Shareholder Litigation, Consolidated C.A. No. 5290-VCP (the “Delaware Action”).

On May 12, 2010, the plaintiffs in the Delaware Action filed an amended consolidated complaint against the Company, its directors, Apollo Management and its affiliates, Parent and Merger Sub, that dropped the challenge to the Prior Merger Agreement and instead alleged the directors breached their fiduciary duties in connection with the Merger, including that the directors had breached their duty of disclosure in the preliminary proxy statement, and that Apollo and its affiliates aided and abetted those breaches.

On November 18, 2010, the Delaware Court held a hearing to consider the fairness, reasonableness, and adequacy of the settlement proposed in the Stipulation of Settlement. The Court issued an Order and Final Judgment finally approving the settlement, and resolving and releasing all claims in all actions that were or could have been brought by shareholders challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), pursuant to terms that were disclosed in a Notice of Pendency of Class Action, Proposed Settlement of Class Action, Settlement Hearing and Right to Appear mailed to stockholders prior to final approval of the settlement. While the Delaware Court’s Order and Final Judgment is final, it is subject to appeal for the next 30 days. In connection with the settlement, plaintiffs’ counsel filed a motion in the Delaware Court for an award of attorneys’ fees and expenses, which the Delaware Court granted. The attorneys’ fees and expenses the Delaware Court awarded have been paid by the Company’s insurer.

In addition, on November 30, 2010 the plaintiffs in the California Action filed a voluntary request for dismissal of their claims with prejudice, which is pending entry by the Court. The settlements of the Delaware Action and the California Action are not expected to materially impact our consolidated financial position or results of operations.

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

The foodservice industry is intensely competitive with respect to the quality and value of food products offered, service, price, convenience, and dining experience. We compete with major restaurant chains, some of which dominate the quick service restaurant (“QSR”) industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, take-out food service companies, fast food restaurants, supermarkets and convenience stores. In addition to competing with such companies for customers, we also must compete with them for access to qualified employees and management personnel, suitable restaurant locations and capable franchisees. Many of our competitors have substantially greater brand recognition, as well as greater financial, marketing, operating and other resources than we have, which may give them competitive advantages with respect to some or all of these areas of competition. Some of our competitors have engaged and may continue to engage in substantial price discounting, which may adversely impact our sales and operating results. As our competitors expand operations and marketing campaigns, we expect competition to intensify. Such increased competition could have a material adverse effect on our consolidated financial position and results of operations.

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

We have a geographic concentration of restaurants in certain states and regions, which can cause economic conditions in particular areas to have a disproportionate impact on our overall results of operations. As of November 1, 2010, we and our franchisees operated restaurants in 42 states and 18 foreign countries. By number of restaurants, our domestic operations are most concentrated in California, North Carolina and Virginia, and our international licensees are most concentrated in Mexico and the Middle East. Adverse economic conditions in states or regions that contain a high concentration of Carl’s Jr. and Hardee’s restaurants could have a material adverse impact on our results of operations in the future.

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

We receive royalties from our franchisees. As a result, our financial results are impacted by the operational and financial success of our franchisees, including their implementation of our strategic plans, and their ability to secure adequate financing. If sales trends or economic conditions worsen for our franchisees, and they are unable to secure adequate sources of financing, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants, offer extended payment terms or make other concessions. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased royalties. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future. Furthermore, if, our franchisees are not able to obtain the financing necessary to complete planned remodel and construction projects, they may be forced to postpone or cancel such projects.

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

We, and our franchisees, are subject to various federal, state and local laws. The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor and immigration law, (including applicable minimum wage requirements, overtime pay practices, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990 (“ADA”). If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be harmed. Injury to our reputation would, in turn, likely reduce revenues and profits.

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

We are also subject to various federal, state and local environmental laws and regulations that govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions or contamination relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurant or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. The costs of any cleanup could be significant and could have a material adverse effect on our consolidated financial position and results of operations.

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

We are controlled by affiliates of Apollo, and its interests as an equity holder may conflict with the interests of our creditors.

We are controlled by affiliates of Apollo Global Management, LLC and its subsidiaries, including Apollo Management (collectively, “Apollo”), and Apollo has the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and the entering into of significant transactions. The interests of Apollo may not in all cases be aligned with the interests of our creditors. For example, if we encounter financial difficulties or are unable to pay our indebtedness as it matures, the interests of Apollo as an equity holder may conflict with the interests of our creditors. In addition, Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to our creditors. Furthermore, Apollo may, in the future, own businesses that directly or indirectly compete with us. Apollo also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Apollo continues to own a significant amount of our combined voting power, even if such amount is less than 50%, it will continue to be able to strongly influence or effectively control our decisions.

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

CKE RESTAURANTS, INC.

Date: December 8, 2010	/s/ Reese Stewart
Reese Stewart
Senior Vice President Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.