Form 10-K
period 2011-01-31
CKE RESTAURANTS INC
filed 2011-04-15
CIK 919628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 1-11313 and 333-169977

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates is zero. There is currently no established public trading market for the registrant's equity securities. As of April 13, 2011, an aggregate of 100 shares of the registrant's common stock was outstanding.

In accordance with Instruction G(3) to Form 10-K, certain information required by Part III of Form 10-K is incorporated into this Annual Report on Form 10-K by reference to an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the end of the registrant’s fiscal year, which ended on January 31, 2011.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended January 31, 2011

PART I

Explanatory Notes

On July 12, 2010, CKE Restaurants, Inc. (“CKE”) completed a merger with Columbia Lake Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of CKE Holdings, Inc. (“Parent”), formerly known as Columbia Lake Acquisition Holdings, Inc., a Delaware corporation, providing for the merger of Merger Sub with and into CKE (the “Merger”), with CKE surviving the Merger as a wholly-owned subsidiary of Parent, pursuant to the Agreement and Plan of Merger, dated April 18, 2010 (“Merger Agreement”). For the purposes of presentation and disclosure, all references to “Predecessor” relate to CKE and its consolidated subsidiaries for periods prior to the Merger. All references to “Successor” relate to CKE and its consolidated subsidiaries merged with Merger Sub for periods subsequent to the Merger. References to “we”, “us”, “our” and the “Company” relate to the Predecessor for the periods prior to the Merger and to the Successor for periods subsequent to the Merger.

We operate on a retail accounting calendar. Our fiscal year ends on the last Monday in January and typically has 13 four-week accounting periods. For clarity of presentation, we generally label all fiscal year ends as if the fiscal year ended January 31 (e.g., the fiscal year ended January 25, 2010, is referred to as fiscal 2010 or the fiscal year ended January 31, 2010). References made to our fiscal year ended January 31, 2011, or fiscal 2011, refer to the combined results of the Predecessor twenty-four weeks ended July 12, 2010 and the Successor twenty-nine weeks ended January 31, 2011. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters generally have three periods, or 12 weeks. Our fiscal year ended January 31, 2011, contains 53 weeks, whereby the one additional week is included in our fourth quarter. All dollar amounts presented in this Annual Report on Form 10-K are in thousands, except per share amounts, unless otherwise noted.

An amendment to this Annual Report on Form 10-K to include the information required by Part III of Form 10-K will be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after the end of fiscal 2011.

Forward-Looking Statements

This Annual Report on Form 10-K includes statements relating to our future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control, and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, our ability to compete with other restaurants, supermarkets and convenience stores for customers, employees, restaurant locations and franchisees; changes in consumer preferences, perceptions and spending patterns; changes in food, packaging and supply costs; the ability of our key suppliers to continue to deliver premium-quality products to us at moderate prices; our ability to successfully enter new markets, complete construction of new restaurants and complete remodels of existing restaurants; changes in general economic conditions and the geographic concentration of our restaurants, which may affect our business; our ability to attract and retain key personnel; our franchisees' willingness to participate in our strategy; the operational and financial success of our franchisees; the willingness of our vendors and service providers to supply us with goods and services pursuant to customary credit arrangements; risks associated with operating in international locations; the effect of the media's reports regarding food-borne illnesses, food tampering and other health-related issues on our reputation and our ability to procure or sell food products; the seasonality of our operations; the effect of increasing labor costs including healthcare related costs; our ability to comply with existing and future health, employment, environmental and other government regulations; our ability to adequately protect our intellectual property; the potentially conflicting interests of our sole stockholder and our creditors; our substantial leverage, which could limit our ability to raise capital, react to economic changes or meet obligations under our indebtedness; the effect of restrictive covenants in our indenture and credit facility on our business; and other factors as discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and in our other filings with the SEC.

You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1. BUSINESS

Company Overview

We own, operate, franchise and/or license 3,159 quick-service restaurants (“QSR”), primarily under the brand names Carl’s Jr.® and Hardee’s®, both of which offer innovative, premium products intended to appeal to our target audience of “young, hungry guys.” Our focus on this customer type is enhanced through edgy, breakthrough advertising; high visibility sports sponsorships in major markets; a creative internet presence; and a menu anchored by a variety of big, juicy charbroiled hamburgers. According to the 2010 Nation’s Restaurant News Top 200 Datafiles, our Hardee’s and Carl’s Jr. chains are the tenth and thirteenth largest sandwich restaurant chains in the United States, respectively, based on U.S. system-wide foodservice sales. As of January 31, 2011, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	423	466	1	890
Franchised	674	1,226	10	1,910
Licensed	152	207	—	359
Total	1,249	1,899	11	3,159

The following is a brief description of our primary restaurant concepts:

Carl’s Jr.

The first Carl’s Jr. restaurant was opened by Carl N. Karcher in 1956. Our Carl’s Jr. restaurants, which are located predominantly in the Western United States, offer superior quality food at reasonable prices and emphasize attentive customer service to create an enjoyable QSR dining experience. Carl’s Jr. utilizes cutting edge commercials to promote big, juicy burgers and other premium products to young, hungry guys and to emphasize the value-for-the-money of our menu items. Carl’s Jr. is a well-recognized brand that has operated profitably in each of the past thirteen fiscal years. Carl’s Jr. is predominantly a lunch and dinner concept, with approximately 83% of Carl’s Jr. company-operated restaurants revenue coming from the lunch and dinner portion of its business in fiscal 2011. As of January 31, 2011, 250 of our 423 company-operated Carl’s Jr. restaurants were dual-branded with our Green Burrito® Mexican inspired concept. These dual-branded Carl’s Jr. restaurants typically have both higher sales and profits. The average unit volume (“AUV”) at our company-operated Carl’s Jr. restaurants has grown from approximately $1,078 for fiscal 2001 to $1,375 at the end of fiscal 2011. Carl’s Jr. is currently focused on growing same-store sales and executing its system-wide remodel plans. As of January 31, 2011, approximately 97% of the eligible company-operated restaurants have been remodeled or developed within the last eight years. As of January 31, 2011, approximately 43% of the total domestic franchised restaurants have been remodeled or developed within the last eight years.

Carl’s Jr. focuses on selling its signature products, such as the Western Bacon Cheeseburger® and a full line of Six Dollar Burgers™, and on developing innovative and exciting premium products, such as the Big Carl™, Hand-Breaded Chicken Tenders™, Portobello Mushroom Six Dollar Burger™, and Teriyaki Chicken Sandwich. Also, Carl’s Jr. has begun to emphasize a number of healthier menu items including indulgent warm grilled chicken salads and low carb options. The brand’s growth in recent years has come from new company-operated restaurants and from those built by its strong franchise community, as well as dual-branding opportunities. Carl’s Jr. sponsors a number of professional sports teams in its major markets, including the National Basketball Association’s (“NBA”) Los Angeles Lakers and Sacramento Kings, the National Football League’s San Diego Chargers, Major League Baseball’s (“MLB”) Los Angeles Dodgers and Los Angeles Angels of Anaheim, and the National Hockey League’s (“NHL”) Los Angeles Kings.

Hardee’s

The first Hardee’s restaurant was opened by Wilbur Hardee in 1960. Our Hardee’s restaurants are located predominantly in the Southeastern and Midwestern United States. Hardee’s utilizes cutting edge marketing and advertising campaigns to promote our premium burgers and breakfast items, in addition to emphasizing the value-for-the money of our menu items. Hardee’s lunch and dinner menu is anchored by its premium quality line of 1/3- to 2/3-lb. 100% Black Angus beef Thickburgers™, which are complemented with best-in-class charbroiled and crispy chicken sandwiches. Historically, Hardee’s has also been known as the best choice for breakfast in the QSR industry, with approximately 48% of fiscal 2011 company-operated restaurants revenue coming from breakfast. Hardee’s breakfast menu can attribute much of its success to the industry-first Made From Scratch™ buttermilk biscuits and breakfast biscuit sandwiches.

There are several key initiatives and areas of focus at Hardee’s. The brand’s emphasis on superior customer service coupled with its balanced menu gives Hardee’s an ideal opportunity to build sales during all meal occasions. While we believe the greatest opportunity for the brand is building the lunch and dinner day parts at our existing restaurants, we expect to gradually increase the number of new restaurants built and will continue to dual-brand with our Red Burrito® Mexican inspired concept. As of January 31, 2011, 158 of our 466 company-operated Hardee’s restaurants were dual-branded with Red Burrito. Hardee’s is currently focusing on growing AUV and executing its system-wide remodel plans. The key driver in improving Hardee’s profitability is increasing sales. The AUV at our company-operated Hardee’s restaurants has grown from approximately $715 for fiscal 2001 to $1,054 at the end of fiscal 2011. Franchise-operated AUV was approximately $1,013 at the end of fiscal 2011, up from $976 for fiscal 2010 and $970 for fiscal 2009. As of January 31, 2011, approximately 88% of the eligible company-operated restaurants have been remodeled or developed within the last eight years. As of January 31, 2011, approximately 30% of the total domestic franchised restaurants have been remodeled or developed within the last eight years.

Hardee’s is a well-recognized brand focused on selling its signature products, such as its line of 100% Black Angus beef Thickburgers and Made From Scratch buttermilk biscuits, and on developing inventive and exciting premium products, such as Hand-Breaded Chicken Tenders™, Biscuit Holes, Country Fried Steak ‘N’ Gravy Biscuit, the Little Thickburger, the Texas Toast Bacon Cheese Thickburger®, and the Frisco Thickburger®. Hardee’s sponsors a number of professional sports teams in its major markets, including the NBA’s Indiana Pacers, MLB’s St. Louis Cardinals, and the NHL’s Nashville Predators and St. Louis Blues.

Recent Developments

Merger and Related Transactions

On July 12, 2010, CKE completed a merger with Merger Sub, a Delaware corporation and wholly-owned subsidiary of Parent providing for the merger of Merger Sub with and into CKE, with CKE surviving the Merger as a wholly-owned subsidiary of Parent, pursuant to the Agreement and Plan of Merger, dated April 18, 2010. Parent is indirectly controlled by investment entities managed by Apollo Management VII, L.P. (“Apollo Management”). As a result of the Merger, shares of CKE common stock ceased to be traded on the New York Stock Exchange after close of market on July 12, 2010.

The aggregate consideration for all equity securities of CKE was $704,065, including $10,587 of post-combination share-based compensation expense, and the total debt assumed and refinanced in connection with the Merger was $270,487. The Merger was funded by (i) equity contributions from affiliates of Apollo Management of $436,645, (ii) equity contributions from our senior management of $13,355, and (iii) proceeds of $588,510 from our $600,000 senior secured second lien notes (the “Notes”). In addition, we entered into a senior secured revolving credit facility of $100,000 (the “Credit Facility”), which was undrawn at closing.

The aforementioned transactions, including the Merger and payment of costs related to these transactions, are collectively referred to as the “Transactions.”

CKE Holdings, Inc. Issues Senior Unsecured PIK Toggle Notes

On March 14, 2011, Parent issued $200,000 aggregate principal amount of 10.50%/11.25% senior unsecured PIK toggle notes due March 14, 2016 (“Parent Notes”). The net proceeds, after the payment of offering expenses, were distributed to the corporate parent of Parent. We have not guaranteed the Parent Notes nor have we pledged any of our assets or stock as collateral for the Parent Notes.

Sale of Carl’s Jr. Distribution Center Assets

On July 2, 2010, we sold to Meadowbrook Meat Company, Inc. (“MBM”) our Carl’s Jr. distribution center assets located in Ontario, California and Manteca, California (the “Distribution Centers”). Prior to the sale of the Distribution Centers, we purchased most of the food products and packaging supplies used in our Carl’s Jr. restaurant system and distributed these items to both company-operated and franchised Carl’s Jr. restaurants. Immediately following the sale of the Distribution Centers, MBM began providing distribution services to our company-operated and franchised Carl’s Jr. restaurants.

Business Strategy

Our business strategy focuses on strengthening our competitive position, growing same-store sales, enhancing profitability of both the Carl’s Jr. and Hardee’s concepts, and differentiating our Carl’s Jr. and Hardee’s brands from the brands of our competitors. Despite continued economic challenges, we have remained focused on maintaining our premium quality brands and have resisted the deep-discounting trend followed by many of our competitors. Instead, we have developed and implemented a long-term strategy that includes the following elements:

•
Growing our restaurant base through increasing development of new franchised restaurants in both new and existing markets in the U.S., increasing licensed restaurants internationally for both Carl’s Jr. and Hardee’s, and opening new company-operated Carl’s Jr. and Hardee’s restaurants in our existing core markets and certain new markets;

•
Continuing innovation of new products, such as development and promotion of distinctive, premium-quality, great tasting products such as the Carl’s Jr. line of 100% Black Angus beef Six Dollar Burgers and Hand-Scooped Ice Cream Shakes and Malts™; Hardee’s line of 1/3- to 2/3-lb. 100% Black Angus beef Thickburgers, and Made From Scratch breakfast biscuits; and Carl’s Jr. and Hardee’s line of Hand-Breaded Chicken Tender products;

•	Correcting consumer misperceptions of affordability by advertising products with excellent value-for-the-money such as the Big Carl™ at Carl’s Jr., as well as the Big Hardee™ at Hardee’s;

•	Utilizing viral marketing, such as internet and digital media, to increase overall brand awareness and drive traffic into our restaurants;

•	Increasing customer awareness of existing healthy menu choices and developing new healthy products such as the new Carl’s Jr. line of premium entrée salads;

•	Emphasizing and capitalizing on our unique brand positioning through cutting-edge and attention-grabbing advertising in order to increase our market share;

•	Capitalizing on dual-branding opportunities available with our Green Burrito and Red Burrito concepts;

•	Remaining focused on core restaurant fundamentals of quality, service and cleanliness; and

•	Remodeling existing company-operated and franchised Carl’s Jr. and Hardee’s restaurants to improve customer perception of our brands.

Franchise Strategy

Growing the franchise base is a strategic priority as it provides a more stable, capital efficient income stream. Royalties are insulated from fluctuations in store-level costs and profitability and do not require incremental capital expenditures. Franchising also expands the brands’ marketing reach as franchisees are required to contribute to advertising both nationally and locally. Our franchise and licensing strategy depends on our franchisees’ active involvement in and management of restaurant operations. Candidates are reviewed for appropriate operational experience and financial stability, including specific net worth and liquidity requirements.

Carl’s Jr.

Franchise agreements with Carl’s Jr. franchisees, which operate restaurants predominantly in the Western United States, generally provide for the payment of franchise fees plus continuing royalty and advertising fees to us based upon a percentage of gross sales (typically 4% for royalties and 5% to 6% for advertising). As of January 31, 2011, our Carl’s Jr. franchisees and licensees operated 826 Carl’s Jr. restaurants, or approximately 66% of the Carl’s Jr. system. The Carl’s Jr. franchise community is actively developing new restaurants across the Carl’s Jr. system. The majority of our Carl’s Jr. franchisees and licensees own more than one restaurant, with 29 franchisees and licensees owning ten or more restaurants.

Hardee’s

Franchise agreements with Hardee’s franchisees, which operate restaurants predominantly in the Southeastern and Midwestern United States, generally provide for the payment of franchise fees and royalty fees to us, and advertising fees to a national fund and/or a regional cooperative fund, based upon a percentage of gross sales (typically 4% for royalties and 4% to 6% for advertising). As of January 31, 2011, our Hardee’s franchisees and licensees operated 1,433 Hardee’s restaurants, or approximately 75% of the Hardee’s system. The majority of our Hardee’s franchisees and licensees own more than one restaurant, with 30 franchisees and licensees owning ten or more restaurants.

International

International licensee development is an integral part of our growth strategy. Our international expansion efforts focus on penetrating existing markets while targeting new markets that have been identified as part of our strategic planning process. In fiscal 2011, we, through our licensees, opened 30 international locations. As of January 31, 2011, 152 Carl’s Jr. licensed restaurants operated in American Samoa, Malaysia, Mexico, Singapore, Vietnam, Indonesia, the Russian Federation and China and 207 Hardee’s licensed restaurants were concentrated in the Middle East in the countries of Bahrain, Egypt, Jordan, Kuwait, Lebanon, Oman, Pakistan, Qatar, Saudi Arabia, and the United Arab Emirates.

Development Agreements

Area development agreements require franchisees to open a specified number of restaurants in a designated geographic area within a specified period of time. Our franchise strategy is designed to accelerate the development of our restaurant chains and reduce the total capital we need to invest in order to develop our brands. As of January 31, 2011, we had 68 franchise development agreements representing commitments to build over 800 restaurants (80% of which were obtained in the last three years), of which approximately 62% will be domestic restaurants and 38% will be international restaurants. Our two most significant domestic development agreements call for the development of over 190 new restaurants in Texas over the next ten years. Our three most significant international development agreements provide for the development of over 170 new restaurants in China, Russia, and Mexico over the next four to eight years.

Restaurant Development

When developing our capital spending plan for new company-operated restaurants and existing company-operated restaurant remodels, we consider many factors including analysis of the optimization of our asset base, expected return on invested capital and restaurant profitability. Based on our current capital spending projections for fiscal 2012, we expect capital expenditures to be between $60,000 and $70,000.

We perform extensive due diligence on prospective restaurant sites before we commit to opening or permitting a franchisee to open a restaurant at a location. We intend to continue to penetrate existing markets, while exploring new market opportunities as they arise. In fiscal 2011, we opened 7 new company-operated restaurants, and our franchisees and licensees opened 62 new restaurants. The average development cost for company-operated restaurants opened in fiscal 2011 and 2010 is summarized in the following table:

	Average per Restaurant(1)(2)
	Carl’s Jr.	Hardee’s
Fiscal 2011:
Building and leasehold improvements	$970	$—
Equipment	428	—
Total	$1,398	$—
Company-operated restaurant openings	7	—

Fiscal 2010:
Building and leasehold improvements	$1,019	$853
Equipment	396	345
Total	$1,415	$1,198
Company-operated restaurant openings	12	3

(1)	Averages are contingent upon a number of factors including, but not limited to, restaurant prototype, geographical area and local zoning requirements.
(2)	The majority of these restaurants were constructed on leased land. During fiscal 2010, one Hardee’s restaurant was constructed on land we purchased at a cost of $546.

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

We have a Learning Management System (“LMS”), which is a web-based tool that enables us to deliver and track learning and training throughout the organization. The benefits of LMS include consistent delivery of training, an audit trail for compliance, a culture of recognition and accountability, and talent management to develop management from within. The LMS training kiosks are fully integrated for all company-operated restaurants, and LMS is available to all franchise-operated restaurants for a small monthly service fee.

At the restaurant level, our general managers hire, train and supervise our crew members in accordance with our operations’ guidelines. Crew members who demonstrate a desire and aptitude for advancement can enter our Shift Leader Development Program to begin their careers in management. Our general managers are supervised, coached and developed by district managers, who are typically responsible for six to eight restaurants each. District managers are, in turn, supervised, coached and developed by either a Vice President of Operations or a Director of Operations.

We charbroil our burgers for maximum flavor. We cook all of our fried foods in zero trans fat shortening. We cook, heat and assemble our lunch and dinner burgers and sandwiches after our guests place their orders for guaranteed freshness. Our Hardee’s breakfast menu, built on our Made From Scratch biscuits, continues to lead the industry.

Supply Chain

We seek competitive bids from suppliers of our products, and we require approved suppliers of those products to comply with certain quality assurance requirements including, but not limited to, facility standards and product specifications.

Excluding fresh baked buns, we purchase substantially all of the food, packaging and supplies sold or used in our Carl’s Jr. and Hardee’s restaurants from MBM. During fiscal 2011, we and our franchisees entered into distribution agreements with MBM to provide distribution services to our Carl’s Jr. and Hardee’s restaurants through June 30, 2017. The prices and delivery fees we pay for products distributed by MBM are subject to adjustment in certain circumstances, which may include increases or decreases resulting from changes in MBM’s cost structure.

Prior to July 2, 2010, we purchased most food, packaging and supplies used in our Carl’s Jr. restaurant system and distributed these items to both company-operated and franchised Carl’s Jr. restaurants. A small percentage of Carl’s Jr. restaurants, which were located outside the service area of the Distribution Centers, received food, packaging and supplies from other distributors, which included MBM and The SYGMA Network, Inc. whose agreement term ended January 8, 2011.

The predominant food commodities purchased by our restaurants include beef, chicken, potatoes, pork, wheat flour, dairy, cheese, soybean oil and produce. In certain circumstances, we may enter into purchasing contracts and pricing arrangements, which contain risk management techniques designed to minimize price volatility. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. However, in the event of significant increases in commodity pricing, we may consider changes to our product delivery strategy and adjustments to our menu pricing.

Information about our unconditional purchase obligations can be found under the heading “Long-Term Obligations” in Item 7 of this Annual Report on Form 10-K.

Quality Assurance

We maintain a comprehensive Quality Assurance (“QA”) program that is designed to verify that the food products supplied to our restaurants are processed in a safe and sanitary environment and are in compliance with both regulatory and our internal food quality and safety standards. All meat products are purchased from U.S. Department of Agriculture (“USDA”) approved facilities and must conform to USDA requirements. All food and packaging suppliers are prequalified by QA and must comply with our requirements including, but not limited to, providing product guarantees, certificates of liability insurance and product safety, and Hazard Analysis and Critical Control Points programs. We routinely perform supplier inspections and conduct ongoing product audits to evaluate suppliers and products for compliance with our company standards and specifications.

Our QA program is also designed to verify that the food products prepared in our restaurants are prepared in a manner which complies with, or exceeds, all regulatory standards for food safety. Our restaurant managers are trained in the critical components of safe food handling by attending an in-depth food safety training program and passing a nationally-recognized food safety certification exam. In addition, all new employees participate in a safe food handling orientation and are provided on-going food safety training. Furthermore, we engage a nationally respected, independent, food safety and sanitation audit service provider to perform unannounced audits to evaluate restaurant food safety practices, safe product cook temperatures, equipment condition, cleanliness, food safety monitoring processes and other key food safety concerns. During these audits, restaurant staff are evaluated on their food safety knowledge, product-handling practices and compliance with standards.

Finally, in addition to the supplier and restaurant QA programs, we also operate a toll free, customer call center to capture and address telephonic and electronic customer complaints and utilize an independent agency’s automated messaging system to assist in providing timely notification to company and franchised restaurants in the event of a product withdrawal or recall.

Marketing and Advertising

Our marketing and advertising initiatives focus on building brand awareness and image through the balanced use of television, radio, internet and print advertising and viral marketing. Our on-air advertising campaigns are generally intended to create buzz around our promotional product offerings and are often eye-catching or edgy. Our advertising messages seek to emphasize the quality and taste of our premium menu items and to correct consumers’ misperceptions regarding the affordability of our products by emphasizing value-for-the-money.

During fiscal 2011, Carl’s Jr. company-operated restaurants contributed 4.6% of their sales for television, radio, internet and print advertising and spent an additional 1.3% of sales on local advertising, billboards and point of purchase materials. Carl’s Jr. franchised restaurants contributed 5.5% of their sales for advertising during fiscal 2011.

During fiscal 2011, Hardee’s company-operated restaurants contributed 4.3% of their sales for television, radio, internet and print advertising and spent an additional 1.4% of sales on local advertising, billboards and point of purchase materials. Hardee’s franchised restaurants contributed 4.1% to 5.6% of their sales for advertising during fiscal 2011.

Competition and Markets

The restaurant business and the QSR industry are intensely competitive and affected by many factors, including changes in geographic competition, changes in the public’s eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and local traffic patterns. Key elements of competition in our industry are the price, quality and value of food products offered; quality and speed of service; advertising effectiveness; brand name awareness; restaurant convenience; and attractiveness of facilities.

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

Financial Information about Operating Segments

We are engaged in the development, operation and franchising of QSRs, primarily under the brand names Carl’s Jr. and Hardee’s, principally in the U.S. Information about our revenues, operating results and assets is contained in Part II, Items 6 and 7 of this Annual Report on Form 10-K and in Note 21 of Notes to Consolidated Financial Statements included herein.

Our same-store sales trends for company-operated restaurants, for each brand by quarter were:

	Carl’s Jr.	Hardee’s
Fiscal 2010:
First Quarter	(5.1)%	2.5%
Second Quarter	(6.1)%	(2.7)%
Third Quarter	(5.2)%	(1.8)%
Fourth Quarter	(8.7)%	(2.5)%

Fiscal 2011:
First Quarter	(6.1)%	(1.2)%
Second Quarter	(7.4)%	6.8%
Third Quarter	(5.0)%	8.3%
Fourth Quarter	(0.4)%	5.7%

Investments in Other Restaurant Concepts

We selectively evaluate opportunities to acquire additional interests in other restaurant concepts, and we may make such investments and/or acquisitions in the future depending on the business prospects of the restaurant concept, the availability of financing at attractive terms, alternative business opportunities available to us, the consent of our lenders, if required, and general economic conditions.

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

We, and our franchisees, must comply with the Fair Labor Standards Act (“FLSA”) and various federal and state laws governing employment matters, such as minimum wage, overtime pay practices, child labor laws, citizenship requirements and other working conditions. Many of our employees are paid hourly rates related to the federal and state minimum wage laws; accordingly, increases in the minimum wage increase our labor costs. Federal and state laws may also require us to provide new or increased levels of employee benefits to our employees, many of whom are not currently eligible for such benefits. We believe we are operating in substantial compliance with all such laws and regulations.

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

We cannot provide assurance that all such environmental conditions have been identified by us. These conditions may include the presence of asbestos-containing materials, leaking underground storage tanks and on-site spills. Further, certain properties formerly had landfills, historic industrial use, gasoline stations and/or dry cleaning businesses located on or near the premises. Corrective action, as required by the regulatory agencies, has been undertaken at some of the sites by former landowners or tenants. The enforcement of our rights against third parties for environmental conditions, such as off-site sources of contamination, may result in additional costs for us. However, we do not believe that any such costs, if incurred, would have a material adverse effect on our consolidated financial position or results of operations.

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

Employees

As of January 31, 2011, we employed approximately 20,300 persons, primarily in company-operated restaurants and in our corporate offices. We do not have any collective bargaining agreements with any labor unions, and we consider employee relations to be good.

Working Capital Practices

Information about our liquidity is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K and the accompanying Consolidated Statements of Cash Flows.

Contact Information; Obtaining Copies of this Annual Report

We are incorporated in the State of Delaware. Our principal offices are located at 6307 Carpinteria Avenue, Suite A, Carpinteria, California, 93013. Our general website address is www.ckr.com.

Electronic copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), are available free of charge by visiting the “Investors” section of www.ckr.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the SEC. You may read and copy any materials we file with the SEC at www.sec.gov.

In addition, print copies of any of the foregoing documents may be obtained free of charge by visiting the “Contact” section of www.ckr.com, or by contacting Public Relations at (805) 745-7500.

Information contained in our website is not deemed to be a part of this Annual Report on Form 10-K.

Executive Officers of the Registrant

The names and ages, as of April 15, 2011, of our executive officers are as follows:

Name	Age	Position
Andrew F. Puzder	60	Chief Executive Officer (“CEO”)
E. Michael Murphy	59	President and Chief Legal Officer
Theodore Abajian	47	Executive Vice President and Chief Financial Officer (“CFO”)
Bradford R. Haley	52	Executive Vice President, Marketing — Carl’s Jr. and Hardee’s
Richard E. Fortman	61	Executive Vice President, Carl’s Jr. Operations
Robert J. Starke	58	Executive Vice President, Hardee’s Operations

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

ITEM 1A. RISK FACTORS

We are engaged in a business strategy that includes the long-term growth of our operations. The success of a business strategy, by its very nature, involves a significant number of risks and uncertainties. The risk factors listed below are important factors that could cause actual results to differ materially from our historical results and from projections in forward-looking statements contained in this report, in our other filings with the SEC, in our news releases and in oral statements by our representatives. However, other factors that we do not anticipate or that we do not consider significant based on currently available information, may also have an adverse effect on our results.

Risk Factors Relating to our Company

Our success depends on our ability to compete with others.

The foodservice industry is intensely competitive with respect to the quality and value of food products offered, service, price, convenience, and dining experience. We compete with major restaurant chains, some of which dominate the QSR industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food restaurants, take-out food service companies, fast food restaurants, supermarkets and convenience stores. In addition to competing with such companies for customers, we also must compete with them for access to qualified employees and management personnel, suitable restaurant locations and capable franchisees. Many of our competitors have substantially greater brand recognition, as well as greater financial, marketing, operating and other resources than we have, which may give them competitive advantages with respect to some or all of these areas of competition. Some of our competitors have engaged and may continue to engage in substantial price discounting in response to the recent economic recession and the continuing weak economic conditions, which may adversely impact our sales and operating results. As our competitors expand operations and marketing campaigns, we expect competition to intensify. Such increased competition could have a material adverse effect on our consolidated financial position and results of operations.

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

In addition, the ongoing weak economic conditions may cause changes in consumer preferences, and if such economic conditions persist for an extended period of time, this may result in consumers making long-lasting changes to their spending behaviors. A number of our major competitors have been increasing their “value item” offerings and implementing certain pricing promotions for various other menu items. If consumer preference continues to shift towards these “value items,” it may become necessary for us to implement temporary promotional pricing offerings. If we implement such promotional offerings, our operating margins may be adversely impacted. Any promotional offerings or temporary price cuts implemented by us are not expected to represent a permanent change in our business strategy, and would only be temporary in duration.

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

Changes in food, packaging and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food, packaging and supply costs. We and our franchisees purchase large quantities of food, packaging and supplies; and like all restaurant companies, we are susceptible to increases in food, packaging and supply costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, global demand, food safety concerns, food-borne diseases, fluctuations in the value of the U.S. dollar, and government regulations. Since we have a higher concentration of company-operated restaurants than many of our competitors, we may have greater volatility in our operating costs than those competitors who are more heavily franchised.

The predominant food commodities purchased by our restaurants include beef, chicken, potatoes, pork, wheat flour, dairy, cheese, soybean oil and produce. The cost of many commodities has increased markedly in some years, resulting in upward pricing pressure on many of our raw ingredients, and thereby increasing our food costs. In particular, food prices began to escalate during the latter half of fiscal 2011, and we expect that there may be additional and potentially worsening pricing pressure on some of our key ingredients during fiscal 2012. Material increases in the prices of the ingredients most critical to our menu could adversely affect our operating results.

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

Our suppliers may be adversely impacted by the continuing economic uncertainty, such as increased commodity prices, increased fuel costs, tight credit markets and various other factors. As a result, our suppliers may seek to change the terms on which they do business with us in order to lessen the impact of any current and future economic challenges on their businesses. If we are forced to renegotiate the terms upon which we conduct business with our suppliers or find alternative suppliers to provide key services, it could adversely impact our financial condition or results of operations.

In addition, the recent economic recession and continuing weak economic conditions have forced some food suppliers to seek financing in order to stabilize their businesses, and others have ceased operations completely. If MBM or a large number of other suppliers suspend or cease operations, we may have difficulty keeping our restaurants fully supplied with the high quality ingredients we require. If we were forced to suspend serving one or more of our menu items that could have a significant adverse impact on our restaurant traffic and public perceptions of us, which would be harmful to our business.

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

Our financial condition and results of operations are dependent upon consumer confidence and discretionary spending, which are influenced by general economic conditions and other factors. Negative consumer sentiment in the wake of the recent economic recession has been widely reported over the past two years and, according to some economic forecasts, may continue during fiscal 2012. Our sales may decline during this period of economic uncertainty, or during future economic downturns, which can be caused by various factors such as high gasoline prices, increasing food prices, high unemployment rates, declining home prices or tight credit markets. Any material decline in consumer confidence or discretionary spending could cause our financial results to decline.

In addition, unfavorable macroeconomic trends or developments concerning factors such as increased food, commodity, fuel, utilities, labor and benefits costs may also adversely affect our financial condition and results of operations. Current or future economic conditions may prevent us from increasing prices to match increased costs without negatively impacting our sales or market share. If we were unable to raise prices or alter our product mix in order to recover increased costs for food, packaging, fuel, utilities, wages, clothing and equipment, our profitability would be negatively affected.

We have a geographic concentration of restaurants in certain states and regions, which can cause economic conditions in particular areas to have a disproportionate impact on our overall results of operations. As of January 31, 2011, we and our franchisees operated restaurants in 42 states and 18 foreign countries. By number of restaurants, our domestic operations are most concentrated in California, North Carolina and Virginia, and our international licensees are most concentrated in Mexico and the Middle East. Adverse economic conditions in states or regions that contain a high concentration of Carl’s Jr. and Hardee’s restaurants could have a material adverse impact on our results of operations in the future. In particular, continuing high unemployment rates in California, especially among our core customer demographic of young men, has had, and may continue to have, a negative impact on our results of operations.

Our success depends on our ability to attract and retain certain key personnel.

We believe that our success will depend, in part, on continuing services from the members of our key senior management team. The failure by us to retain members of our senior management team could adversely affect our ability to successfully execute key strategic business decisions and negatively impact the profitability of our business. Additionally, our success may depend on our ability to attract and retain additional skilled senior management personnel.

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

We receive royalties from our franchisees. As a result, our financial results are impacted by the operational and financial success of our franchisees, including their implementation of our strategic plans, and their ability to secure adequate financing. If our franchisees continue to be impacted by the recent economic recession and continuing weak economic conditions, and they are unable to secure adequate sources of financing, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants, offer extended payment terms or make other concessions. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased royalties. Entering into restructured franchise agreements may result in reduced franchise royalty rates in the future. Furthermore, if our franchisees are not able to obtain the financing necessary to complete planned remodel and construction projects, they may be forced to postpone or cancel such projects.

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

Our business depends on the willingness of vendors and service providers to supply us with goods and services pursuant to customary credit arrangements which may not be available to us in the future.

Like many companies in the foodservice industry, we purchase goods and services from trade creditors pursuant to customary credit arrangements. Changes in our capital structure, including as a result of the Merger, or other factors outside our control may cause trade creditors to change our customary credit arrangements. If we are unable to maintain or obtain trade credit from vendors and service providers on terms favorable to us, or at all, or if vendors and service providers are unable to obtain trade credit or factor their receivables, then we may not be able to execute our business plan, develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse affect on our business. In addition, the tightening of trade credit could limit our available liquidity.

Our international operations are subject to various risks and uncertainties, and there is no assurance that they will be successful.

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

Reports, whether true or not, of food-borne illnesses, such as those caused by E. coli, Listeria or Salmonella, in addition to Avian Influenza (commonly known as bird flu) and Bovine Spongiform Encephalopathy (commonly known as BSE or mad cow disease), and injuries caused by food tampering have, in the past, severely impacted the production and supply of certain food products, including poultry and beef. A reduction in the supply of such food products could have a material effect on the price at which we could obtain them, particularly in an environment of already increasing commodity prices. Failure to procure food products, such as poultry or beef, at reasonable terms and prices or any reduction in consumption of such food products by consumers could have a material adverse effect on our consolidated financial condition and results of operations.

In addition, reports, whether or not true, of food-borne illnesses or the use of hormones, antibiotics or pesticides in the production of certain food products may cause consumers to reduce or avoid consumption of such food products. Our brands’ reputations are important assets to us, and any such reports could damage our brands’ reputations and immediately and severely hurt sales and profits. If customers become ill from food-borne illnesses or food tampering, we could be forced to temporarily close some, or all, of our restaurants. While we have implemented a Quality Assurance program that is designed to verify that the food products prepared in our restaurants are prepared in a manner which complies with, or exceeds, all regulatory standards for food safety, there can be no assurance that we can detect or prevent all incidences of food-borne illnesses or food tampering. In addition, instances of food-borne illnesses or food tampering occurring at the restaurants of competitors, could, by resulting in negative publicity about the QSR industry, adversely affect our sales on a local, regional, or national basis.

Our operations are seasonal and heavily influenced by weather conditions.

Weather, which is unpredictable, can adversely impact our sales. Harsh weather conditions may discourage customers from dining out and result in lost opportunities for our restaurants. For example, a heavy snowstorm can leave an entire metropolitan area snowbound, resulting in a reduction in sales. Our first and fourth quarters, most notably the fourth quarter, include winter months when there is historically a lower level of sales. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods adversely impacts our profitability. These adverse, weather-driven events have a more pronounced impact on our Hardee’s restaurants. For these reasons, sequential quarter-to-quarter comparisons may not be a good indication of our performance or how we may perform in the future.

Our business may suffer due to our inability to hire and retain qualified personnel and due to higher labor costs.

Our restaurant-level workforce requires large numbers of both entry-level and skilled employees. From time to time, we have had difficulty hiring and maintaining qualified restaurant management personnel. In addition, due to the labor-intensive nature of our business, increases in minimum wage levels have negatively impacted our labor costs, and further increases in minimum wage levels could have additional negative effects on our consolidated results of operations.

Higher health care costs could adversely affect our business.

We offer access to healthcare benefits to certain of our employees. Changes in legislation may cause us to provide health insurance to employees on terms that differ significantly from our existing programs. We will be impacted by the passage of the U.S. Patient Protection and Affordable Care Act (the “Act”). Under the Act, we may be required to amend our health care plans to, among other things, provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act, cover adult children of our employees to age 26, delete lifetime limits, and delete pre-existing condition limitations. Many of these requirements will be phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care costs could have a material adverse effect on our business, financial condition and results of operations.

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

We, and our franchisees, are subject to various federal, state and local laws. The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor and immigration law, (including applicable minimum wage requirements, overtime pay practices, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the ADA. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be harmed. Injury to our reputation could negatively impact our operating results.

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among restaurants. As a result, we have recently become subject to regulatory initiatives in the area of nutrition disclosure including requirements to provide information about the nutritional content of our food products.

The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationships with our franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales.

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

We are controlled by Parent, and Parent’s ability to make any required cash payments on its senior unsecured PIK toggle notes may be dependent on our operations and the distribution of funds from us.

On March 14, 2011, Parent issued $200,000 aggregate principal amount of its 10.50%/11.25% senior unsecured PIK toggle notes due March 14, 2016. Parent used the proceeds from the issuance of the Parent Notes, net of its expenses, to pay a dividend to its parent company. We have not guaranteed the Parent Notes, nor have we pledged any of our assets or stock as collateral for the Parent Notes. However, in the indenture governing the Parent Notes, Parent agreed to abide by, and to cause us to abide by, various restrictions, which are substantially similar to the restrictions contained in the indenture governing our Notes. CKE is a wholly-owned subsidiary of Parent, and we are controlled by Parent. Parent is a holding company, and we conduct all of Parent’s operations and own all of its operating assets. Therefore, Parent may depend on dividends and other distributions from us (which are subject to restrictions under the indenture governing our Notes and the terms of our Credit Facility) to meet its obligations, including its required cash obligations under the Parent Notes. Accordingly, the interests of Parent may not in all cases be aligned with the interests of our creditors.

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

Despite our high indebtedness level, we are still able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur substantial additional indebtedness in the future. Although the indenture governing the Notes and the Credit Facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, the indenture governing the Notes does not prevent us from incurring obligations that do not constitute indebtedness under the indenture.

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

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth information regarding our restaurant properties as of January 31, 2011:

	Land and Building Owned	Land Leased and Building Owned	Land and Building Leased	Total
Carl’s Jr.:
Company-operated	23	151	249	423
Franchise-operated(1)	9	44	156	209
Third party-operated/vacant(2)	4	1	7	12
Subtotal	36	196	412	644

Hardee’s:
Company-operated	249	99	118	466
Franchise-operated(1)	50	65	123	238
Third party-operated/vacant(2)	8	5	29	42
Subtotal	307	169	270	746

Other:
Company-operated	—	—	1	1
Third party-operated/vacant(2)	—	—	1	1
Subtotal	—	—	2	2

Total:
Company-operated	272	250	368	890
Franchise-operated(1)	59	109	279	447
Third party-operated/vacant(2)	12	6	37	55
Total	343	365	684	1,392

(1)	“Franchise-operated” properties are those which we own and lease to franchisees, or lease and sublease to franchisees.
(2)	“Third party-operated/vacant” properties are those we own or lease that are either leased or subleased to unaffiliated entities or are currently vacant.

The terms of our leases and subleases vary in length, with primary terms (i.e., before consideration of option periods) expiring on various dates through fiscal 2036. We do not expect the expiration of these leases to have a material impact on our operations in any particular year, as the expiration dates are staggered over a number of years and many of the leases contain renewal options.

Our corporate headquarters and Carl’s Jr. brand headquarters are both located in Carpinteria, California, and combined they contain approximately 78,000 square feet of space. During fiscal 2010, we relocated our primary administrative service center to a different facility in Anaheim, California. The new facility contains approximately 90,000 square feet of space. In connection with the sale of our Carl’s Jr. distribution center assets on July 2, 2010, we entered into sublease agreements to sublease to MBM approximately 184,000 square feet of space located in Ontario, California, our former primary distribution center. We remain principally liable for the lease obligations. Our Hardee’s corporate facility is located in St. Louis, Missouri, and contains approximately 54,000 square feet of space. Our Hardee’s equipment distribution center is located in Rocky Mount, North Carolina, and contains approximately 82,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. The following is a brief discussion of the most significant categories of claims that have been brought or are likely to be brought against us in the operation of our business. To the extent relevant, we also discuss the nature of any currently pending claims relating to each category. We are currently vigorously defending these pending claims and, although the outcome of legal proceedings is inherently uncertain, we anticipate that we will be able to resolve these matters in a manner that will not have a material adverse effect on our financial position or results of operations. See Note 24 of Notes to Consolidated Financial Statements included herein for additional discussion of legal matters.

Merger Related

Between March 1, 2010 and March 26, 2010, seven putative stockholder class actions were filed in the Delaware Court of Chancery (the “Delaware Court”) and the Superior Court of California for the County of Santa Barbara against CKE, each of its directors, Thomas H. Lee Partners, LP (“THL”) and its affiliates alleging the directors breached their fiduciary duties regarding a prior merger agreement (the “Prior Merger Agreement”) with an affiliate of THL and that THL and its affiliates aided and abetted those breaches. On March 26, 2010, the Superior Court of California for the County of Santa Barbara consolidated the four cases filed in that court as In re CKE Restaurants, Inc. Shareholder Litigation, Lead Case No. 1342245 (the “California Action”). On March 29, 2010, the Delaware Court consolidated the three cases filed in that court as In re CKE Restaurants, Inc. Shareholder Litigation, Consolidated C.A. No. 5290-VCP (the “Delaware Action”).

On May 12, 2010, the plaintiffs in the Delaware Action filed an amended consolidated complaint against CKE, its directors, Apollo Management and its affiliates, Parent and Merger Sub, that dropped the challenge to the Prior Merger Agreement and instead alleged the directors breached their fiduciary duties in connection with the Merger, including that the directors had breached their duty of disclosure in the preliminary proxy statement, and that Apollo and its affiliates aided and abetted those breaches.

On November 18, 2010, the Delaware Court held a hearing to consider the fairness, reasonableness, and adequacy of the settlement proposed in the Stipulation of Settlement. The Court issued an Order and Final Judgment finally approving the settlement, and resolving and releasing all claims in all actions that were or could have been brought by shareholders challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith (but excluding claims for appraisal under Section 262 of the Delaware General Corporation Law), pursuant to terms that were disclosed in a Notice of Pendency of Class Action, Proposed Settlement of Class Action, Settlement Hearing and Right to Appear mailed to stockholders prior to final approval of the settlement. The Delaware Court’s Order and Final Judgment is final and is no longer subject to appeal. In connection with the settlement, plaintiffs’ counsel filed a motion in the Delaware Court for an award of attorneys’ fees and expenses, which the Delaware Court granted. The attorneys’ fees and expenses the Delaware Court awarded were paid by the Company’s insurer.

In addition, on November 30, 2010, the plaintiffs in the California Action filed a voluntary request for dismissal of their claims with prejudice, which the Court has entered. The settlements and dismissals of the Delaware Action and the California Action are now complete and all actions have been dismissed.

Employees

We employ many thousands of persons in our company-operated restaurants and corporate offices, both by us and in restaurants owned and operated by our subsidiaries. In addition, thousands of persons from time to time seek employment in such restaurants. In the ordinary course of business, disputes arise regarding hiring, firing, harassment, rest breaks, promotion practices and other employee related matters. With respect to employment matters, our most significant legal disputes relate to employee meal and rest breaks, and wage and hour disputes. Several potential class action lawsuits have been filed in the State of California, each of which is seeking injunctive relief and monetary compensation on behalf of current and former employees.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the Merger, CKE’s common stock was listed on the NYSE under the symbol “CKR”. Subsequent to the Merger, CKE’s common stock is privately held and is not traded on any stock exchange or any organized market.

Holders

As of April 13, 2011, CKE Holdings, Inc. held all 100 outstanding shares of CKE’s common stock.

Dividends

During fiscal 2010, we declared aggregate annual cash dividends of $0.24 per share of common stock, for a total cash dividend of $13,178. During the Predecessor twenty-four weeks ended July 12, 2010, we did not declare any cash dividends. Additionally, during the Predecessor twenty-four weeks ended July 12, 2010, we paid $3,317 related to dividends declared in fiscal 2010. Since the Merger, we have not declared or paid any cash dividends. Our Credit Facility and the indenture governing our Notes limit our ability to pay dividends on our capital stock.

Sales and Repurchases of Equity Securities

There were no unregistered sales or repurchases of our equity securities during our fourth fiscal quarter ended January 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Dollars presented in Item 6 are in thousands.

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011(1)	Twenty-Four Weeks Ended July 12, 2010(1)	Fiscal Year Ended January 31, 2010(1)	Fiscal Year Ended January 31, 2009(1)	Fiscal Year Ended January 31, 2008(1)	Fiscal Year Ended January 31, 2007(1)
Consolidated Statements of Operations Data:
Revenue:
Company-operated restaurants	$598,753	$500,531	$1,084,474	$1,131,312	$1,201,577	$1,225,227
Franchised and licensed restaurants and other	79,773	151,588	334,259	351,398	333,057	316,844
Total revenue	$678,526	$652,119	$1,418,733	$1,482,710	$1,534,634	$1,542,071
Operating income(2)	$1,929	$22,483	$79,495	$84,020	$88,327	$110,694
Interest expense(3)	43,689	8,617	19,254	28,609	33,033	19,768
Income tax (benefit) expense	(11,341)	7,772	14,978	21,533	24,659	34,019
(Loss) income from continuing operations(4)	(28,742)	(7,515)	48,198	36,956	35,072	54,194
Other Financial Data:
Total capital expenditures	29,360	33,738	102,428	116,513	133,816	117,268
Cash interest expense	52,511	8,299	19,590	21,753	20,235	16,903
Consolidated Balance Sheet Data:
Cash and cash equivalents	42,586		18,246	17,869	19,993	18,620
Total assets	1,480,060		823,543	804,687	791,711	796,638
Total long-term debt and capital lease obligations, including current portion	638,655		329,008	357,450	392,036	178,055
Stockholders’ equity	423,917		236,175	194,276	145,242	378,846
Segment Data:
Carl’s Jr. Restaurants:
Restaurants open (at end of fiscal year):
Company-operated	423		422	416	406	393
Franchised	674		666	658	632	608
Licensed	152		136	121	103	86
Total	1,249		1,224	1,195	1,141	1,087
Restaurant revenue:
Company-operated restaurants	$321,525	271,379	$604,937	$625,109	$595,272	$590,613
Franchised and licensed restaurants(5)	491,140	404,067	859,672	894,611	853,391	795,520
Hardee’s Restaurants:
Restaurants open (at end of fiscal year):
Company-operated	466		475	482	560	696
Franchised	1,226		1,228	1,231	1,187	1,058
Licensed	207		202	195	179	152
Total	1,899		1,905	1,908	1,926	1,906
Restaurant revenue:
Company-operated restaurants	$277,110	229,043	$479,289	$505,919	$605,986	$634,264
Franchised and licensed restaurants(5)	804,399	667,566	1,380,503	1,314,624	1,196,505	1,156,201

(1)
Our fiscal year is 52 or 53 weeks, ending the last Monday in January. For clarity of presentation, we generally label all fiscal years presented as if the fiscal year ended January 31. The combined Successor twenty-nine weeks ended January 31, 2011 and Predecessor twenty-four weeks ended July 12, 2010, referred to elsewhere in this Annual Report on Form 10-K as fiscal 2011, contains 53 weeks; all other fiscal years presented contain 52 weeks.

(2)
The twenty-nine weeks ended January 31, 2011, twenty-four weeks ended July 12, 2010, fiscal 2010, fiscal 2009, fiscal 2008, and fiscal 2007 include $1,497, $590, $4,695, $4,139, $(577), and $3,543, respectively, of facility action charges, net, which are included in operating income. Additionally, $10,587 and $1,521 of share-based compensation expense related to the acceleration of vesting of stock options and awards in connection with the Merger are included in operating income for the twenty-nine weeks ended January 31, 2011 and twenty-four weeks ended July 12, 2010, respectively. Operating income also includes transaction costs of $20,003 and $13,691 for the twenty-nine weeks ended January 31, 2011 and twenty-four weeks ended July 12, 2010, respectively.

(3)
The twenty-four weeks ended July 12, 2010, fiscal 2010, fiscal 2009, and fiscal 2008 include $3,113, $6,803, $9,010 and $11,380, respectively, of interest expense related to changes in the fair value of our interest rate swap agreements.

(4)	The twenty-four weeks ended July 12, 2010 includes a termination fee of $14,283 related to the Prior Merger Agreement.
(5)
Franchised and licensed restaurant operations are not included in our Consolidated Statements of Operations; however, franchised and licensed restaurants revenues result in royalties and rental revenues, which are included in franchised and licensed restaurants and other revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview
•	Trends and Uncertainties
•	Operating Review
•	Liquidity and Capital Resources
•	Long-term Obligations
•	Critical Accounting Policies and Estimates
•	New Accounting Pronouncements
•	Presentation of Non-GAAP Measures
•	Impact of Inflation
•	Certain Financial Information of CKE Holdings, Inc.

The MD&A should be read in conjunction with the Consolidated Financial Statements and related notes, Selected Financial and Operating Data and the Forward Looking Statements disclaimer included elsewhere in this Annual Report on Form 10-K.

Overview

We are an international owner, operator and franchisor of QSRs, operating principally under the Carl’s Jr. and Hardee’s brand names. As of January 31, 2011, we operated 423 and our franchisees and licensees operated 674 domestic and 152 international Carl’s Jr. restaurants. These 1,249 Carl’s Jr. restaurants are predominately located in the Western United States, primarily in California, with a strong international presence in Mexico. As of January 31, 2011, we operated 466 and our franchisees and licensees operated 1,226 domestic and 207 international Hardee’s restaurants. These 1,899 Hardee’s restaurants are located predominately throughout the Southeastern and Midwestern United States, with a growing international presence in the Middle East.

We derive our revenue primarily from sales at company-operated restaurants and revenue from franchisees and licensees, including franchise and royalty fees, rental revenue under real property leases and revenue from the sale of equipment to our franchisees. Restaurant operating expenses consist primarily of food and packaging costs, payroll and other employee benefits and occupancy and other operating expenses of company-operated restaurants. Franchise operating costs include depreciation expense or lease payments on properties leased or subleased to our franchisees, the cost of equipment sold to franchisees and franchise administrative support. Our revenue and expenses are directly affected by the number and sales volume of company-operated restaurants and, to a lesser extent, by the number and sales volume of franchised and licensed restaurants.

Prior to the sale of our Carl’s Jr. Distribution Centers on July 2, 2010, we derived sales from food and packaging products to Carl’s Jr. franchisees and licensees and incurred the associated franchise operating costs for food and packaging products.

Presentation of Fiscal 2011 Results

We have prepared our discussion of the results of operations for fiscal 2011 by adding the statements of operations and cash flows for the Successor twenty-nine weeks ended January 31, 2011 and Predecessor twenty-four weeks ended July 12, 2010. Although this combined presentation does not comply with United States generally accepted accounting principles (“GAAP”), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Fifty-Third Week

Our fiscal year ends on the last Monday in January in each year, which resulted in an extra week during fiscal 2011. As a result, our fourth quarter and fiscal year ended January 31, 2011, included 13 weeks and 53 weeks, respectively, as compared to 12 weeks and 52 weeks in the fourth quarters and fiscal years ended January 25, 2010 and January 26, 2009.

Within MD&A, management has estimated the impact of the additional week on our operating results by analyzing the last accounting period of fiscal 2011, excluding the impact of certain year-end and quarter-end adjustments, and making various assumptions that were deemed reasonable and appropriate.

Merger Agreement

On July 12, 2010, CKE completed a merger with Merger Sub, a wholly-owned subsidiary of Parent providing for the Merger of Merger Sub with and into CKE, with CKE surviving the Merger as a wholly-owned subsidiary of Parent, pursuant to the Merger Agreement. Parent is indirectly controlled by investment entities managed by Apollo Management. As a result of the Merger, shares of CKE common stock ceased to be traded on the New York Stock Exchange after close of market on July 12, 2010.

The aggregate consideration for all equity securities of CKE was $704,065, including $10,587 of post-combination share-based compensation expense, and the total debt assumed and refinanced in connection with the Merger was $270,487. The Merger was funded by (i) equity contributions from affiliates of Apollo Management of $436,645, (ii) equity contributions from our senior management of $13,355, and (iii) proceeds of $588,510 from our $600,000 senior secured second lien notes. In addition, we entered into a senior secured revolving credit facility of $100,000, which was undrawn at closing.

The aforementioned transactions, including the Merger and payment of costs related to these transactions, are collectively referred to as the “Transactions.”

Fiscal 2011 Highlights

Highlights from fiscal 2011 include:

•
Carl’s Jr. and Hardee’s system-wide restaurant count increased by 19 restaurants, marking our fourth straight year of net restaurant growth. We opened 7 company-operated restaurants, and our franchisees and licensees opened 32 domestic and 30 international restaurants, respectively;

•
We signed development agreements with nine new and three existing franchisees and licensees representing commitments to build over 180 restaurants domestically and internationally over the next seven years;

•
We remodeled 7 Carl’s Jr. and 54 Hardee’s company-operated restaurants, resulting in approximately 97% and 88% of the eligible Carl’s Jr. and Hardee’s company-operated restaurants, respectively, being remodeled at the end of fiscal 2011;

•
Our franchisees remodeled 34 Carl’s Jr. and 144 Hardee’s restaurants, resulting in approximately 43% and 30% of the total Carl’s Jr. and Hardee’s domestic franchisees, respectively, being remodeled at the end of fiscal 2011;

•	We completed a combined 57 dual-branded Green Burrito and Red Burrito company-operated restaurant conversions, and our franchisees completed 33 dual-branded restaurant conversions;
•	Same-store sales for company-operated restaurants increased 4.4% at Hardee’s and decreased 4.8% at Carl’s Jr.;
•	Average unit volumes for company-operated restaurants increased to $1,054 at Hardee’s and decreased to $1,375 at Carl’s Jr. for the trailing fifty-two weeks ended January 31, 2011;
•	Consolidated revenue decreased 6.2%, to $1,330,645 in fiscal 2011 from $1,418,733 in fiscal 2010, due primarily to the outsourcing of our Carl’s Jr. Distribution Centers beginning July 2, 2010;
•
The net loss of $36,257 in fiscal 2011 compared to net income of $48,198 in fiscal 2010 was caused primarily by transaction costs of $47,977 and share-based compensation expense of $12,108 recorded in connection with the Transactions;

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

•	Consolidated company-operated restaurant-level adjusted EBITDA margin(1) decreased 1.2% to 17.2% due primarily to increases in commodity costs;
•	Consolidated franchise restaurant adjusted EBITDA(1) of $83,531 for fiscal 2011 was consistent with the prior year;
•	We completed the Transactions on July 12, 2010, resulting in a new capital structure and increased debt obligations; and
•	We completed the sale of our Distribution Centers on July 2, 2010 resulting in a gain of $3,442 during fiscal 2011.

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.

Trends and Uncertainties

As more fully described in “Risk Factors” included in Item 1A of this Annual Report on Form 10-K, the trends and uncertainties that could reasonably be expected to impact our future consolidated results of operations include the following:

•	The continuing economic uncertainty affecting consumer confidence and discretionary spending may cause long-term changes in the preferences and perceptions of our customers;
•	Significant and/or prolonged increases in the prices of the ingredients most critical to our menu could cause a decrease in our operating margins;
•
We expect to continue to grow our restaurant base, and as of January 31, 2011, we have entered into 67 franchise development agreements representing commitments to build over 800 restaurants domestically and internationally over the next ten years;

•	Changes in employment and other governmental regulations could result in additional costs to us and cause adverse impacts on our future operating results; and
•	Changes in consumer focus on nutrition, food content and food safety could result in loss of market share.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Operating Review

The following tables present the change in our restaurant portfolios, consolidated and by brand, for fiscal 2011 and 2010:

	Company-operated	Franchised	Licensed	Total
Consolidated:
Open as of January 31, 2009	899	1,901	316	3,116
New	15	30	35	80
Closed	(14)	(28)	(13)	(55)
Divested	(4)	(2)	—	(6)
Acquired	2	4	—	6
Open as of January 31, 2010	898	1,905	338	3,141
New	7	32	30	69
Closed	(15)	(27)	(9)	(51)
Open as of January 31, 2011	890	1,910	359	3,159

	Company-operated	Franchised	Licensed	Total
Carl’s Jr.:
Open as of January 31, 2009	416	658	121	1,195
New	12	19	20	51
Closed	(5)	(12)	(5)	(22)
Divested	(3)	(2)	—	(5)
Acquired	2	3	—	5
Open as of January 31, 2010	422	666	136	1,224
New	7	20	19	46
Closed	(6)	(12)	(3)	(21)
Open as of January 31, 2011	423	674	152	1,249

	Company-operated	Franchised	Licensed	Total
Hardee’s:
Open as of January 31, 2009	482	1,231	195	1,908
New	3	11	15	29
Closed	(9)	(15)	(8)	(32)
Divested	(1)	—	—	(1)
Acquired	—	1	—	1
Open as of January 31, 2010	475	1,228	202	1,905
New	—	12	11	23
Closed	(9)	(14)	(6)	(29)
Open as of January 31, 2011	466	1,226	207	1,899

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Consolidated Fiscal Year:
	Successor	Predecessor	Successor / Predecessor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2011	Fiscal 2010	Fiscal 2009
Revenue:
Company-operated restaurants	$598,753	$500,531	$1,099,284	$1,084,474	$1,131,312
Franchised and licensed restaurants and other	79,773	151,588	231,361	334,259	351,398
Total revenue	678,526	652,119	1,330,645	1,418,733	1,482,710

Operating costs and expenses:
Restaurant operating costs	497,679	415,255	912,934	883,115	917,638
Franchised and licensed restaurants and other	38,590	115,089	153,679	253,850	269,699
Advertising	34,481	29,647	64,128	64,443	66,911
General and administrative	84,347	58,806	143,153	133,135	140,303
Facility action charges, net	1,497	590	2,087	4,695	4,139
Other operating expenses, net	20,003	10,249	30,252	—	—
Total operating costs and expenses	676,597	629,636	1,306,233	1,339,238	1,398,690
Operating income	1,929	22,483	24,412	79,495	84,020
Interest expense	(43,689)	(8,617)	(52,306)	(19,254)	(28,609)
Other income (expense), net	1,677	(13,609)	(11,932)	2,935	3,078
(Loss) income before income taxes	(40,083)	257	(39,826)	63,176	58,489
Income tax (benefit) expense	(11,341)	7,772	(3,569)	14,978	21,533
Net (loss) income	$(28,742)	$(7,515)	$(36,257)	$48,198	$36,956

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$598,753	$500,531	$1,099,284	$1,084,474	$1,131,312
Less: restaurant operating costs	(497,679)	(415,255)	(912,934)	(883,115)	(917,638)
Add: depreciation and amortization expense	36,876	30,412	67,288	63,096	55,506
Less: advertising expense	(34,481)	(29,647)	(64,128)	(64,443)	(66,911)
Company-operated restaurant-level adjusted EBITDA	$103,469	$86,041	$189,510	$200,012	$202,269
Company-operated restaurant-level adjusted EBITDA margin	17.3%	17.2%	17.2%	18.4%	17.9%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$79,773	$151,588	$231,361	$334,259	$351,398
Less: franchised and licensed restaurants and other expense	(38,590)	(115,089)	(153,679)	(253,850)	(269,699)
Add: depreciation and amortization expense	4,461	1,388	5,849	3,130	3,280
Franchise restaurant adjusted EBITDA	$45,644	$37,887	$83,531	$83,539	$84,979

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Consolidated Fourth Fiscal Quarter:
	Successor	Predecessor
	Thirteen Weeks Ended January 31, 2011	Twelve Weeks Ended January 25, 2010
Revenue:
Company-operated restaurants	$262,705	$236,820
Franchised and licensed restaurants and other	34,338	74,925
Total revenue	297,043	311,745
Operating costs and expenses:
Restaurant operating costs	219,182	198,446
Franchised and licensed restaurants and other	16,873	57,170
Advertising	14,753	12,992
General and administrative	34,829	30,074
Facility action charges, net	590	1,673
Other operating expenses, net	174	—
Total operating costs and expenses	286,401	300,355
Operating income	10,642	11,390
Interest expense	(19,650)	(4,420)
Other income, net	693	944
(Loss) income before income taxes	(8,315)	7,914
Income tax benefit	(2,715)	(7,482)
Net (loss) income	$(5,600)	$15,396

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$262,705	$236,820
Less: restaurant operating costs	(219,182)	(198,446)
Add: depreciation and amortization expense	16,037	15,111
Less: advertising expense	(14,753)	(12,992)
Company-operated restaurant-level adjusted EBITDA	$44,807	$40,493
Company-operated restaurant-level adjusted EBITDA margin	17.1%	17.1%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$34,338	$74,925
Less: franchised and licensed restaurants and other expense	(16,873)	(57,170)
Add: depreciation and amortization expense	1,916	536
Franchise restaurant adjusted EBITDA	$19,381	$18,291

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Carl’s Jr. Fiscal Year:
	Successor	Predecessor	Successor / Predecessor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2011	Fiscal 2010	Fiscal 2009
Company-operated restaurants revenue	$321,525	$271,379	$592,904	$604,937	$625,109
Franchised and licensed restaurants and other revenue	31,495	111,855	143,350	247,542	261,240
Total revenue	353,020	383,234	736,254	852,479	886,349
Restaurant operating costs:
Food and packaging	93,403	80,105	173,508	171,458	182,705
Payroll and other employee benefits	90,102	76,624	166,726	165,034	166,833
Occupancy and other	84,918	67,654	152,572	147,326	143,149
Total restaurant operating costs	268,423	224,383	492,806	483,818	492,687
Franchised and licensed restaurants and other expense	17,672	98,565	116,237	216,082	229,731
Advertising expense	18,496	16,620	35,116	36,730	36,963
General and administrative expense	38,491	26,909	65,400	60,203	60,012
Facility action charges, net	441	168	609	2,219	(549)
Gain on sale of Distribution Center assets	—	(3,442)	(3,442)	—	—
Operating income	$9,497	$20,031	$29,528	$53,427	$67,505

Company-operated average unit volume (trailing-52 weeks)			$1,375	$1,438	$1,528
Franchise-operated average unit volume (trailing-52 weeks)			1,095	1,123	1,182
Company-operated same-store sales (decrease) increase			(4.8)%	(6.2)%	2.1%
Franchise-operated same-store sales decrease			(3.5)%	(5.6)%	(1.6)%
Company-operated same-store transaction decrease			(3.7)%	(4.2)%	(0.6)%
Company-operated average check (actual $)			$6.85	$6.91	$7.01
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging			29.3%	28.3%	29.2%
Payroll and other employee benefits			28.1%	27.3%	26.7%
Occupancy and other			25.7%	24.4%	22.9%
Total restaurant operating costs			83.1%	80.0%	78.8%
Advertising expense as a percentage of company-operated restaurants revenue			5.9%	6.1%	5.9%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$321,525	$271,379	$592,904	$604,937	$625,109
Less: restaurant operating costs	(268,423)	(224,383)	(492,806)	(483,818)	(492,687)
Add: depreciation and amortization expense	18,752	14,834	33,586	31,113	27,500
Less: advertising expense	(18,496)	(16,620)	(35,116)	(36,730)	(36,963)
Company-operated restaurant-level adjusted EBITDA	$53,358	$45,210	$98,568	$115,502	$122,959
Company-operated restaurant-level adjusted EBITDA margin	16.6%	16.7%	16.6%	19.1%	19.7%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$31,495	$111,855	$143,350	$247,542	$261,240
Less: franchised and licensed restaurants and other expense	(17,672)	(98,565)	(116,237)	(216,082)	(229,731)
Add: depreciation and amortization expense	2,189	752	2,941	1,889	2,011
Franchise restaurant adjusted EBITDA	$16,012	$14,042	$30,054	$33,349	$33,520

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Carl’s Jr. Fourth Fiscal Quarter:
	Successor	Predecessor
	Thirteen Weeks Ended January 31, 2011	Twelve Weeks Ended January 25, 2010
Company-operated restaurants revenue	$145,013	$132,636
Franchised and licensed restaurants and other revenue	13,997	57,061
Total revenue	159,010	189,697
Restaurant operating costs:
Food and packaging	41,976	38,564
Payroll and other employee benefits	40,616	37,315
Occupancy and other	37,763	33,815
Total restaurant operating costs	120,355	109,694
Franchised and licensed restaurants and other expense	7,969	49,936
Advertising expense	7,854	7,304
General and administrative expense	15,786	13,698
Facility action charges, net	283	157
Operating income	$6,763	$8,908

Company-operated same-store sales decrease	(0.4)%	(8.7)%
Franchise-operated same-store sales decrease	(1.4)%	(5.8)%
Company-operated same-store transaction decrease	(2.8)%	(4.7)%
Company-operated average check (actual $)	$7.01	$6.82
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	28.9%	29.1%
Payroll and other employee benefits	28.0%	28.1%
Occupancy and other	26.0%	25.5%
Total restaurant operating costs	83.0%	82.7%
Advertising expense as a percentage of company-operated restaurants revenue	5.4%	5.5%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$145,013	$132,636
Less: restaurant operating costs	(120,355)	(109,694)
Add: depreciation and amortization expense	8,096	7,382
Less: advertising expense	(7,854)	(7,304)
Company-operated restaurant-level adjusted EBITDA	$24,900	$23,020
Company-operated restaurant-level adjusted EBITDA margin	17.2%	17.4%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$13,997	$57,061
Less: franchised and licensed restaurants and other expense	(7,969)	(49,936)
Add: depreciation and amortization expense	938	414
Franchise restaurant adjusted EBITDA	$6,966	$7,539

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Hardee’s Fiscal Year:
	Successor	Predecessor	Successor / Predecessor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2011	Fiscal 2010	Fiscal 2009
Company-operated restaurants revenue	$277,110	$229,043	$506,153	$479,289	$505,919
Franchised and licensed restaurants and other revenue	47,993	39,480	87,473	86,173	89,568
Total revenue	325,103	268,523	593,626	565,462	595,487
Restaurant operating costs:
Food and packaging	82,858	68,842	151,700	138,939	152,889
Payroll and other employee benefits	83,320	70,498	153,818	147,407	155,973
Occupancy and other	62,901	51,378	114,279	112,635	115,755
Total restaurant operating costs	229,079	190,718	419,797	398,981	424,617
Franchised and licensed restaurants and other expense	20,918	16,524	37,442	37,764	39,968
Advertising expense	15,985	13,027	29,012	27,713	29,948
General and administrative expense	45,857	31,827	77,684	72,768	80,113
Facility action charges, net	1,055	369	1,424	2,476	4,688
Operating income	$12,209	$16,058	$28,267	$25,760	$16,153

Company-operated average unit volume (trailing-52 weeks)			$1,054	$1,002	$993
Franchise-operated average unit volume (trailing-52 weeks)			1,013	976	970
Company-operated same-store sales increase (decrease)			4.4%	(0.9)%	1.2%
Franchise-operated same-store sales increase (decrease)			3.4%	(0.3)%	1.3%
Company-operated same-store transaction increase (decrease)			1.3%	0.8%	(1.8)%
Company-operated average check (actual $)			$5.16	$5.03	$5.13
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging			30.0%	29.0%	30.2%
Payroll and other employee benefits			30.4%	30.8%	30.8%
Occupancy and other			22.6%	23.5%	22.9%
Total restaurant operating costs			82.9%	83.2%	83.9%
Advertising expense as a percentage of company-operated restaurants revenue			5.7%	5.8%	5.9%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$277,110	$229,043	$506,153	$479,289	$505,919
Less: restaurant operating costs	(229,079)	(190,718)	(419,797)	(398,981)	(424,617)
Add: depreciation and amortization expense	18,124	15,578	33,702	31,983	28,006
Less: advertising expense	(15,985)	(13,027)	(29,012)	(27,713)	(29,948)
Company-operated restaurant-level adjusted EBITDA	$50,170	$40,876	$91,046	$84,578	$79,360
Company-operated restaurant-level adjusted EBITDA margin	18.1%	17.8%	18.0%	17.6%	15.7%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$47,993	$39,480	$87,473	$86,173	$89,568
Less: franchised and licensed restaurants and other expense	(20,918)	(16,524)	(37,442)	(37,764)	(39,968)
Add: depreciation and amortization expense	2,272	636	2,908	1,241	1,269
Franchise restaurant adjusted EBITDA	$29,347	$23,592	$52,939	$49,650	$50,869

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Hardee’s Fourth Fiscal Quarter:
	Successor	Predecessor
	Thirteen Weeks Ended January 31, 2011	Twelve Weeks Ended January 25, 2010
Company-operated restaurants revenue	$117,640	$104,129
Franchised and licensed restaurants and other revenue	20,214	17,861
Total revenue	137,854	121,990
Restaurant operating costs:
Food and packaging	35,125	29,835
Payroll and other employee benefits	36,906	34,083
Occupancy and other	26,719	24,765
Total restaurant operating costs	98,750	88,683
Franchised and licensed restaurants and other expense	8,904	7,230
Advertising expense	6,899	5,688
General and administrative expense	19,044	16,338
Facility action charges, net	307	1,516
Operating income	$3,950	$2,535

Company-operated same-store sales increase (decrease)	5.7%	(2.5)%
Franchise-operated same-store sales increase (decrease)	4.4%	(2.6)%
Company-operated same-store transaction increase (decrease)	0.1%	(0.7)%
Company-operated average check (actual $)	$5.27	$5.01
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.9%	28.7%
Payroll and other employee benefits	31.4%	32.7%
Occupancy and other	22.7%	23.8%
Total restaurant operating costs	83.9%	85.2%
Advertising expense as a percentage of company-operated restaurants revenue	5.9%	5.5%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$117,640	$104,129
Less: restaurant operating costs	(98,750)	(88,683)
Add: depreciation and amortization expense	7,941	7,729
Less: advertising expense	(6,899)	(5,688)
Company-operated restaurant-level adjusted EBITDA	$19,932	$17,487
Company-operated restaurant-level adjusted EBITDA margin	16.9%	16.8%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$20,214	$17,861
Less: franchised and licensed restaurants and other expense	(8,904)	(7,230)
Add: depreciation and amortization expense	978	122
Franchise restaurant adjusted EBITDA	$12,288	$10,753

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA within the subheading “Presentation of Non-GAAP Measures” in this Item 7.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Fiscal 2011 Compared with Fiscal 2010

Carl’s Jr.

Company-Operated Restaurants Revenue

Revenue from company-operated restaurants decreased $12,033 or 2.0%, to $592,904 during fiscal 2011, as compared to the prior year. This decrease was primarily due to the 4.8% decrease in company-operated same-store sales, which was partially offset by the impact of fiscal 2011 containing one additional week and the revenues generated from new company-operated restaurants opened since the end of fiscal 2010. We estimate the additional week added approximately $10,855 to company-operated restaurants revenue in fiscal 2011. Sales at Carl’s Jr. were negatively impacted during fiscal 2011 by continuing weakness in the overall economy and the resulting impact on unemployment rates and consumer spending, particularly in California where we have more than 360 company-operated Carl’s Jr. restaurants.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for fiscal 2010	19.1%
Increase in food and packaging costs	(1.0)
Payroll and other employee benefits:
Increase in labor costs, excluding workers’ compensation	(0.7)
Increase in workers’ compensation expense	(0.1)
Occupancy and other (excluding depreciation and amortization):
Increase in rent expense	(0.6)
Increase in property tax expense	(0.1)
Other, net	(0.2)
Decrease in advertising expense	0.2
Company-operated restaurant-level adjusted EBITDA margin for fiscal 2011	16.6%

Food and Packaging Costs

Food and packaging costs increased as a percentage of company-operated restaurants revenue during fiscal 2011, as compared to fiscal 2010, due primarily to increased commodity costs for beef, pork and cheese products.

Labor Costs

Labor costs, excluding workers’ compensation, increased as a percentage of company-operated restaurants revenue during fiscal 2011, as compared to fiscal 2010, due primarily to the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of restaurant management costs.

Occupancy and Other Costs

Rent expense increased as a percentage of company-operated restaurants revenue during fiscal 2011, as compared to fiscal 2010, due mainly to impacts of acquisition accounting related to the Merger and the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of rent expense.

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during fiscal 2011, as compared to fiscal 2010, mainly due to impacts of acquisition accounting related to the Merger, asset additions related to remodels, new store openings and equipment upgrades, as well as the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of depreciation and amortization expense.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Franchised and Licensed Restaurants

	Successor	Predecessor	Successor / Predecessor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2011	Fiscal 2010
Franchised and licensed restaurants and other revenue:
Royalties	$18,415	$15,068	$33,483	$32,346
Distribution centers	—	86,891	86,891	192,188
Rent and other occupancy	12,666	9,421	22,087	21,674
Franchise fees	414	475	889	1,334
Total franchised and licensed restaurants and other revenue	$31,495	$111,855	$143,350	$247,542
Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$6,138	$3,722	$9,860	$7,671
Distribution centers	—	86,170	86,170	189,346
Rent and other occupancy	11,534	8,673	20,207	19,065
Total franchised and licensed restaurants and other expense	$17,672	$98,565	$116,237	$216,082

Total franchised and licensed restaurants and other revenue decreased by $104,192, or 42.1%, to $143,350 in fiscal 2011, as compared to the prior year. Distribution center sales of food, packaging and supplies to franchisees decreased by $105,297, due to the outsourcing of our Carl’s Jr. distribution center operations beginning July 2, 2010. Royalty revenues increased by $1,137, or 3.5%, due to a net increase of 24 franchised and licensed restaurants since the end fiscal 2010 and the additional week included in fiscal 2011, partially offset by a decrease of 3.5% in franchise-operated same-store sales. Additionally, franchise fee revenues decreased by $445, or 33.4%, due to a reduction in new store franchise fees and development fees as a result of certain deferred revenue balances being written off in acquisition accounting.

Total franchised and licensed restaurants and other expense decreased by $99,845, or 46.2%, to $116,237 in fiscal 2011, as compared to fiscal 2010. This decrease is mainly due to a $103,176 decrease in distribution center costs resulting from the outsourcing of our Carl’s Jr. distribution center operations. This decrease was partially offset by an increase of $2,189 in administrative expense caused primarily by $1,346 of amortization expense related to franchise agreements recorded in connection with the Merger. Rent and other occupancy expense in fiscal 2011 includes amortization expense of $673 related to favorable and unfavorable leases recorded in connection with the Merger.

Hardee’s

Company-Operated Restaurants Revenue

Revenue from company-operated restaurants increased $26,864 or 5.6%, to $506,153 in fiscal 2011 from fiscal 2010. The increase is primarily due to the 4.4% increase in company-operated same-store sales and the additional week included in fiscal 2011, partially offset by the net decrease of nine restaurants since the end of fiscal 2010. We estimate the additional week added approximately $8,954 to company-operated restaurants revenue in fiscal 2011. Our successful promotion of premium products such as the Hand-Breaded Chicken Tenders and popular breakfast items including Biscuit Holes and Made from Scratch Biscuits helped to offset the negative impacts caused by continuing economic weakness.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for fiscal 2010	17.6%
Increase in food and packaging costs	(1.0)
Payroll and other employee benefits:
Decrease in labor costs, excluding workers’ compensation	0.6
Increase in workers’ compensation expense	(0.2)
Occupancy and other (excluding depreciation and amortization):
Decrease in utilities expense	0.4
Decrease repairs and maintenance expense	0.2
Decrease in general liability insurance	0.1
Other, net	0.2
Decrease in advertising expense	0.1
Company-operated restaurant-level adjusted EBITDA margin for fiscal 2011	18.0%

Food and Packaging Costs

Food and packaging costs increased as a percentage of company-operated restaurants revenue during fiscal 2011, as compared to the prior year, mainly due to an increase in commodity costs for pork, beef, cheese and dairy products.

Labor Costs

Labor costs, excluding workers’ compensation expense, decreased as a percentage of company-operated restaurants revenue during fiscal 2011, as compared to fiscal 2010, due primarily to the favorable impact from additional sales leverage and favorable employer payroll tax legislation, partially offset by the impact of minimum wage rate increases that took place in the second quarter of fiscal 2010.

Occupancy and Other Costs

Utilities expense decreased as a percentage of company-operated restaurants revenue during fiscal 2011, as compared to fiscal 2010, mainly due a decrease in natural gas rates and greater sales leverage caused by the increase in company-operated same-store sales.

Franchised and Licensed Restaurants

	Successor	Predecessor	Successor / Predecessor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2011	Fiscal 2010
Franchised and licensed restaurants and other revenue:
Royalties	$30,784	$24,702	$55,486	$51,557
Distribution centers	9,664	9,220	18,884	21,630
Rent and other occupancy	7,052	5,187	12,239	11,922
Franchise fees	493	371	864	1,064
Total franchised and licensed restaurants and other revenue	$47,993	$39,480	$87,473	$86,173
Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$5,140	$3,320	$8,460	$7,544
Distribution centers	10,041	9,352	19,393	21,567
Rent and other occupancy	5,737	3,852	9,589	8,653
Total franchised and licensed restaurants and other expense	$20,918	$16,524	$37,442	$37,764

Total franchised and licensed restaurants and other revenue increased $1,300, or 1.5%, to $87,473 during fiscal 2011, as compared to fiscal 2010. This increase is mainly due to an increase in royalty revenues of $3,929, or 7.6%, which is due primarily to an increase in royalties resulting from the 3.4% increase in franchise-operated same-store sales and the additional week included in fiscal 2011. This increase was partially offset by the decline in distribution centers revenues of $2,746 resulting from decreases in equipment sales to franchisees associated with new restaurants and equipment sales to third parties.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Total franchised and licensed restaurants and other expense decreased by $322, or 0.9%, to $37,442 in fiscal 2011, as compared to fiscal 2010. This decrease is mainly due to a decrease of $2,174 in distribution centers expense resulting from the decrease in distribution centers sales to franchisees and third parties. This decrease was partially offset by an increase of $916 in administrative expense resulting from an increase of $1,023 in amortization expense related to franchise agreements recorded in connection with the Merger. Rent and other occupancy expense includes amortization expense of $736 in fiscal 2011 related to favorable and unfavorable leases recorded in connection with the Merger.

Consolidated Expenses

Advertising Expense

Advertising expense decreased $315, or 0.5%, to $64,128 during fiscal 2011 from fiscal 2010, and decreased 0.1% to 5.8% as a percentage of company-operated restaurants revenue from fiscal 2010 to fiscal 2011.

General and Administrative Expense

General and administrative expense increased $10,018, or 7.5%, to $143,153 in fiscal 2011 from fiscal 2010. This was mainly due to an increase of $9,771 in share-based compensation expense resulting primarily from the acceleration of vesting of stock options and restricted stock awards in connection with the Merger. Additionally, during fiscal 2011, we recorded general and administrative expense of $3,501 related to the write-off of capitalized software costs and incurred management service fees of $1,260 pursuant to our management services agreement with Apollo Management. These increases were partially offset by a decrease of $1,552 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria. Additionally, as a result of implementing various cost-reduction initiatives, we reduced general corporate expenses by $2,925.

Facility Action Charges, Net

Facility action charges arise from closing company-operated restaurants, subleasing closed facilities at amounts below our primary lease obligations, impairing restaurant-level long-lived assets to be disposed of or held and used, recording gains or losses upon disposal of surplus properties and refranchising transactions, and the discount amortization for obligations related to closed or subleased facilities.

Net facility action charges decreased $2,608 or 55.5%, to $2,087 in fiscal 2011 from fiscal 2010. The decrease is mainly due to a $2,799 decrease in impairment charges, which was partially offset by a $432 increase in adjustments to previously established liabilities for closed restaurants.

See Note 16 of Notes to Consolidated Financial Statements included herein for additional detail of the components of facility action charges, net.

Other Operating Expenses, Net
During fiscal 2011, we recorded transaction-related costs of $33,694 for accounting, investment banking, legal and other costs associated with the Transactions, which were partially offset by a gain of $3,442 on the sale of our Distribution Center assets.

See discussion of the termination of the Prior Merger Agreement with an affiliate of THL in “Other Income (Expense), Net”.

Interest Expense

Interest expense increased $33,052 or 171.7% in fiscal 2011, as compared with 2010. This increase was primarily caused by the interest incurred on our senior secured second lien notes, which was partially offset by a decrease of $3,690 in the charge recorded to adjust the carrying value of our interest rate swap agreements to fair value, as compared to fiscal 2010. See Note 11 of Notes to Consolidated Financial Statements included herein for additional detail of the components of interest expense.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Other Income (Expense), Net

During fiscal 2011, we recorded $11,932 of other expense, net as compared to other income, net of $2,935 during fiscal 2010. The change in other income (expense), net is primarily attributable to the termination fee related to the Prior Merger Agreement with an affiliate of THL of $9,283 and $5,000 in reimbursable costs.

Income Taxes

Income tax (benefit) expense consisted of the following:

	Successor	Predecessor	Successor/ Predecessor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2011	Fiscal 2010
Federal income taxes	$(11,415)	$5,479	$(5,936)	$27,078
State income taxes	(743)	1,694	951	(13,130)
Foreign income taxes	817	599	1,416	1,030
Income tax (benefit) expense	$(11,341)	$7,772	$(3,569)	$14,978

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

As of January 31, 2010, we maintained a valuation allowance of $13,131 against a portion of our deferred income tax assets related to state net operating losses, state tax credits, and certain other temporary differences because we had concluded that realization of such deferred income tax assets was not more likely than not. In evaluating the need for a valuation allowance, we consider all available evidence, positive and negative, including cumulative historical earnings in recent years, estimated future taxable income exclusive of reversing temporary differences on a jurisdictional basis and statutory expiration dates of net operating loss (“NOL”) carryforwards. During the Predecessor twenty-four weeks ended July 12, 2010, we increased our valuation allowance by $635, which resulted in $413 of income tax expense, net of related federal income tax effect. As a result of the Merger, significant limitations were placed on our ability to utilize certain of our state NOL carryforwards. Accordingly, we decreased the gross carrying value of such deferred income tax assets by $11,505 and decreased the associated valuation allowance by $5,854, which resulted in a $3,673 increase in the goodwill recorded in connection with the Merger, net of related federal income tax effect. During the Successor twenty-nine weeks ended January 31, 2011, we increased our valuation allowance by $46, which resulted in $30 of income tax expense, net of related federal income tax effect.

As of January 31, 2011, the remaining valuation allowance of $7,958 relates to our state capital loss carryforwards, certain state NOL carryforwards and a portion of our state income tax credits. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if we generate consolidated taxable income, since certain deferred income tax assets are subject to various limitations and may only be used to offset income of certain entities, in certain jurisdictions or of a certain character.

As of January 31, 2011, we have federal NOL carryforwards of approximately $40,570.  As of January 31, 2011, we have federal alternative minimum tax (“AMT”) credit, general business tax credit and foreign tax credit carryforwards of approximately $16,413, which we expect to utilize to offset federal income taxes that would otherwise be payable in future years. As of January 31, 2011, we have recognized $1,177 of net deferred income tax assets related to our state income tax credit carryforwards and $8,387 of net deferred income tax assets related to our state NOL carryforwards, which represent our expected future tax savings from such carryforwards.

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

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for fiscal 2009	19.7%
Decrease in food and packaging costs	0.9
Increase in labor costs, excluding workers’ compensation	(0.6)
Occupancy and other (excluding depreciation and amortization):
Increase in rent expense	(0.4)
Increase in banking and ATM costs	(0.2)
Increase in property tax expense	(0.2)
Decrease in utilities expense	0.2
Other, net	(0.1)
Increase in advertising expense	(0.2)
Company-operated restaurant-level adjusted EBITDA margin for fiscal 2010	19.1%

Food and Packaging Costs

Food and packaging costs decreased as a percentage of company-operated restaurants revenue during fiscal 2010, as compared to fiscal 2009, due primarily to decreased commodity costs for beef, cheese, and oil products, and reduced distribution costs related to lower fuel and administrative costs.

Labor Costs

Labor costs, excluding workers’ compensation, increased as a percentage of company-operated restaurants revenue during fiscal 2010, as compared to fiscal 2009, primarily due to the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of restaurant management costs.

Occupancy and Other Costs

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during fiscal 2010, as compared to fiscal 2009, mainly due to asset additions related to remodels, new store openings and equipment upgrades as well as the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of depreciation and amortization expense.

Rent expense increased as a percentage of company-operated restaurants revenue during fiscal 2010, as compared to fiscal 2009, due primarily to the deleveraging impact of the decrease in same-store sales and the relatively fixed nature of rent expense as well as an increase in rent expense for CPI adjustments.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Franchised and Licensed Restaurants

	Predecessor
	Fiscal 2010	Fiscal 2009
Franchised and licensed restaurants and other revenue:
Royalties	$32,346	$33,375
Distribution centers	192,188	204,834
Rent and other occupancy	21,674	21,216
Franchise fees	1,334	1,815
Total franchised and licensed restaurants and other revenue	$247,542	$261,240
Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$7,671	$7,318
Distribution centers	189,346	203,898
Rent and other occupancy	19,065	18,515
Total franchised and licensed restaurants and other expense	$216,082	$229,731

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

Total franchised and licensed restaurants and other expense decreased by $13,649, or 5.9%, to $216,082 in fiscal 2010, as compared to fiscal 2009. This decrease is mainly due to a decrease in distribution center sales to franchisees and the relatively proportional decrease in the cost of food, packaging and supplies sold, partially offset by an increase in rent and other occupancy costs. This increase in rent and other occupancy costs is due primarily to increases in rent for CPI adjustments and additional leases.

Hardee’s

Company-Operated Restaurants Revenue

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

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for fiscal 2009	15.7%
Decrease in food and packaging costs	1.2
Occupancy and other (excluding depreciation and amortization):
Decrease in utilities expense	0.3
Decrease general liability insurance expense	0.2
Other, net	0.1
Decrease in advertising expense	0.1
Company-operated restaurant-level adjusted EBITDA margin for fiscal 2010	17.6%

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Food and Packaging Costs

Food and packaging costs decreased as a percentage of company-operated restaurants revenue during fiscal 2010, as compared to fiscal 2009, primarily due to lower commodity costs for beef, cheese, oil, and flour products.

Occupancy and Other Costs

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during fiscal 2010, as compared to fiscal 2009, mainly due to asset additions from remodels and equipment upgrades.

Utilities expense decreased as a percentage of company-operated restaurants revenue during fiscal 2010, as compared to fiscal 2009, mainly due to natural gas rate decreases.

Franchised and Licensed Restaurants

	Predecessor
	Fiscal 2010	Fiscal 2009
Franchised and licensed restaurants and other revenue:
Royalties	$51,557	$49,646
Distribution centers	21,630	23,646
Rent and other occupancy	11,922	12,411
Franchise fees	1,064	3,865
Total franchised and licensed restaurants and other revenue	$86,173	$89,568
Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$7,544	$7,224
Distribution centers	21,567	24,462
Rent and other occupancy	8,653	8,282
Total franchised and licensed restaurants and other expense	$37,764	$39,968

Total franchised and licensed restaurants and other revenue decreased $3,395, or 3.8%, to $86,173 during fiscal 2010, as compared to fiscal 2009. Franchise fee revenue decreased by $2,801, or 72.5%. During fiscal 2009, franchise fee revenues included $2,640 in franchise fees associated with the refranchising of 102 company-operated restaurants, which did not recur in fiscal 2010. Distribution center revenues decreased by $2,016, or 8.5%, primarily as a result of a decrease in equipment sales related to reduced remodeling activity by our franchisees as compared to fiscal 2009. Rent revenues decreased $489 due primarily to a $1,609 decrease in collection of previously unrecognized rent from financially troubled franchisees as compared to fiscal 2009, partially offset by an increase in rent revenues due to an increase in the number of domestic franchised restaurants in connection with our refranchising program, which was completed in fiscal 2009. These decreases were partially offset by an increase in royalty revenues of $1,911, or 3.8%, over the prior year due to an increase in the number of domestic franchised restaurants, resulting from our refranchising program, a net increase of seven international restaurants since the end of fiscal 2009, and a $366 increase in collections of previously unrecognized royalties from financially troubled franchisees, as compared with fiscal 2009.

Total franchised and licensed restaurants and other expense decreased by $2,204, or 5.5%, to $37,764 in fiscal 2010, as compared to fiscal 2009, mainly due to decreases of $2,895, or 11.8%, in distribution center costs related to the decrease in remodel equipment sales, as well as a bad debt recovery of $225 related to equipment sales to a franchisee. This decrease was partially offset by a $371, or 4.5% increase in rent expense related to an increase in the number of franchised restaurants that sublease property from us as a result of our refranchising program.

Consolidated Expenses

Advertising Expense

Advertising expense decreased $2,468, or 3.7%, to $64,443 during fiscal 2010 from fiscal 2009, but remained a consistent 5.9% as a percentage of company-operated restaurants revenue.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

General and Administrative Expense

General and administrative expense decreased $7,168, or 5.1%, to $133,135 in fiscal 2010 from fiscal 2009. This decrease was mainly due to the implementation of various cost-reduction initiatives, resulting in a reduction of general corporate expenses of $4,713. Additionally, there was a $4,401 decrease in share-based compensation expense which is attributable to a number of factors, including our performance against specified goals for fiscal 2010 and the decline in our stock price. These decreases were partially offset by a $3,253 increase in bonus expense, which is based on our performance relative to executive management and operations bonus criteria. General and administrative expense, as a percentage of total revenue, decreased by 0.1% to 9.4% in fiscal 2010.

Facility Action Charges

Net facility action charges increased $556, or 13.4%, to $4,695 in fiscal 2010 from fiscal 2009. The increase is mainly due to a $1,163 increase in impairment charges, which was partially offset by a $480 increase in gains on sales of restaurants and surplus properties.

See Note 16 of Notes to Consolidated Financial Statements included herein for additional detail of the components of facility action charges.

Interest Expense

Interest expense decreased $9,355, or 32.7%, in fiscal 2010, as compared with fiscal 2009, primarily due to a $7,406 decrease in the interest expense on our Predecessor Facility due to decreased average outstanding borrowings and lower interest rates. In addition, there was a decrease of $2,207 in the charge recorded to adjust the carrying value of our interest rate swap agreements to fair value. These decreases were partially offset by an increase of $834 in the interest expense on our capital lease obligations from fiscal 2009. See Note 11 of Notes to Consolidated Financial Statements included herein for additional detail of the components of interest expense.

Income Taxes

Income tax expense for fiscal 2010 and fiscal 2009 consisted of the following:

	Predecessor
	Fiscal 2010	Fiscal 2009
Federal income taxes	$27,078	$19,564
State income taxes	(13,130)	358
Foreign income taxes	1,030	1,611
Income tax expense	$14,978	$21,533

Our effective income tax rate differs from the federal statutory rate primarily as a result of state income taxes, changes in our valuation allowance and certain expenses that are nondeductible for income tax purposes, the impact of which can vary significantly from year to year. During fiscal 2010, we reduced our valuation allowance related to separate state deferred income tax assets by $15,222, which resulted in a $9,894 decrease of income tax expense for fiscal 2010, net of the related federal income tax effect. Our effective income tax rate is also impacted by the amount of federal and state income tax credits we are able to generate and by the relative amounts of income we earn in various state and foreign jurisdictions. Our income tax expense for fiscal 2009 also benefited from the impact of favorable tax regulations recognized during the first quarter of fiscal 2009.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Fiscal Fourth Quarter 2011 Compared with Fiscal Fourth Quarter 2010

Carl’s Jr.

Company-Operated Restaurants Revenue

Company-operated restaurants revenue increased by $12,377, or 9.3%, for the fourth quarter of fiscal 2011, as compared to the fourth quarter of fiscal 2010. This increase was primarily due to the fourth quarter of fiscal 2011 containing one additional week. We estimate the additional week added approximately $10,855 to company-operated restaurants revenue in the fourth quarter of fiscal 2011. Additionally, this increase is attributable to the additional revenues generated from changes in our restaurant portfolio since the end of fiscal 2010, partially offset by the 0.4% decrease in company-operated same-store sales.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for the fiscal fourth quarter 2010	17.4%
Decrease in food and packaging costs	0.2
Payroll and other employee benefits:
Decrease in workers’ compensation expense	0.2
Increase in labor costs, excluding workers’ compensation	(0.1)
Occupancy and other (excluding depreciation and amortization):
Increase in general liability insurance expense	(0.4)
Decrease in repairs and maintenance expense	0.3
Increase in asset disposal expense	(0.2)
Increase in rent expense	(0.1)
Other, net	(0.2)
Decrease in advertising expense	0.1
Company-operated restaurant-level adjusted EBITDA margin for the fiscal fourth quarter 2011	17.2%

Occupancy and Other Costs

General liability insurance expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2011, as compared to the fourth quarter of fiscal 2010, as a result of unfavorable actuarial adjustments recorded in the fourth quarter of fiscal 2011 contrasted with favorable adjustments recorded in the comparable prior year period.

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2011, as compared to the prior year period, mainly due to decreased spending on contract services.

Franchised and Licensed Restaurants

	Successor	Predecessor
	Thirteen Weeks Ended January 31, 2011	Twelve Weeks Ended January 25, 2010
Franchised and licensed restaurants and other revenue:
Royalties	$8,396	$7,443
Distribution centers	—	44,268
Rent and other occupancy	5,421	5,054
Franchise fees	180	296
Total franchised and licensed restaurants and other revenue	$13,997	$57,061
Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$2,858	$1,866
Distribution centers	—	43,621
Rent and other occupancy	5,111	4,449
Total franchised and licensed restaurants and other expense	$7,969	$49,936

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Total franchised and licensed restaurants and other revenue decreased $43,064, or 75.5%, in the fourth quarter of fiscal 2011 from the comparable fiscal 2010 period. Distribution center sales of food, packaging and supplies to franchisees decreased from $44,268 to zero due to the outsourcing of our Carl’s Jr. distribution center operations on July 2, 2010. Royalty revenues increased by $953, or 12.8%, due to a net increase of 24 franchised and licensed restaurants since the end of fiscal 2010 and the additional week included in the fourth quarter of fiscal 2011. We estimate the additional week added approximately $630 to royalty revenues. These increases in royalty revenues were partially offset by the decrease in royalty revenues caused by a 1.4% decline in franchise same-store sales. The increase in rent and other occupancy revenue of $367, or 7.3%, is due primarily to the additional week included in the fourth quarter of fiscal 2011.

Total franchised and licensed restaurants and other expense decreased $41,967, or 84.0%, in the fourth quarter of fiscal 2011 from the comparable fiscal 2010 period. This decrease is due to a $43,621 decrease in distribution center costs resulting from the outsourcing of our Carl’s Jr. distribution center operations. This decrease was partially offset by an increase of $992 in administrative expense from the comparable prior year period. This increase was caused by amortization expense of $577 related to franchise agreements recorded in connection with the Merger, as well as the additional week included in the fourth quarter of fiscal 2011. The increase in rent and other occupancy expense of $662, or 14.9%, is due primarily to the additional week included in the fourth quarter of fiscal 2011 and amortization expense of $288 related to favorable and unfavorable leases recorded in connection with the Merger.

Hardee’s

Company-Operated Restaurants Revenue

Company-operated restaurants revenue increased by $13,511, or 13.0%, for the fourth quarter of fiscal 2011, as compared to the fourth quarter of fiscal 2010. This increase was primarily due to the additional week included in the fourth quarter of fiscal 2011 and a 5.7% increase in same-store sales for company-operated restaurants, partially offset by the net decrease of nine restaurants since the end fiscal 2010. We estimate the additional week added approximately $8,954 to company-operated restaurants revenue in the fourth quarter of fiscal 2011.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for the fiscal fourth quarter 2010	16.8%
Increase in food and packaging costs	(1.2)
Payroll and other employee benefits:
Decrease in labor costs, excluding workers’ compensation	1.6
Increase in workers’ compensation expense	(0.3)
Occupancy and other (excluding depreciation and amortization):
Decrease in asset disposal expense	0.5
Increase in utilities expense	(0.3)
Other, net	0.2
Increase in advertising expense	(0.4)
Company-operated restaurant-level adjusted EBITDA margin for the fiscal fourth quarter 2011	16.9%

Food and Packaging Costs

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2011, as compared to the fourth quarter of fiscal 2010, primarily due to higher commodity costs for beef, pork and oil products.

Labor Costs

Labor costs, excluding workers’ compensation, decreased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2011, as compared to the fourth quarter of fiscal 2010, due primarily to the greater sales leverage caused by the increase in same-store sales and the relatively fixed nature of restaurant management costs, as well as a temporary reduction in our employer payroll taxes related to wages paid through December 31, 2010.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Workers’ compensation expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2011, as compared to the fourth quarter of fiscal 2010, as a result of unfavorable actuarial adjustments recorded in the fourth quarter of fiscal 2011 contrasted with favorable adjustments recorded in the comparable prior year period.

Occupancy and Other Costs

Depreciation and amortization expense decreased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2011, as compared to the fourth quarter of fiscal 2010, mainly due to the favorable impact from additional sales leverage caused by the increase in same-store sales and the relatively fixed nature of depreciation and amortization expense.

Asset disposal expense decreased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2011, as compared to the fourth quarter of fiscal 2010, mainly due to prior year asset write-offs in connection with the restaurant remodel program and asset disposals related to one restaurant that was rebuilt in the prior year period.

Utilities expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2011, as compared to the comparable prior year period, mainly due increases in electricity rates and usage in the fourth quarter of fiscal 2011.

Advertising

Advertising expense increased as a percentage of company-operated restaurants revenue during the fourth quarter of fiscal 2011, as compared to the comparable prior year period, mainly due to increased spend on local non-broadcast media.

Franchised and Licensed Restaurants

	Successor	Predecessor
	Thirteen Weeks Ended January 31, 2011	Twelve Weeks Ended January 25, 2010
Franchised and licensed restaurants and other revenue:
Royalties	$13,200	$11,276
Distribution centers	3,795	3,562
Rent and other occupancy	3,012	2,803
Franchise fees	207	220
Total franchised and licensed restaurants and other revenue	$20,214	$17,861
Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$2,307	$1,817
Distribution centers	4,042	3,620
Rent and other occupancy	2,555	1,793
Total franchised and licensed restaurants and other expense	$8,904	$7,230

Total franchised and licensed restaurants and other revenue increased $2,353, or 13.2%, in the fourth quarter of fiscal 2011 from the comparable prior year period. Royalty revenues increased by $1,924, or 17.1%, due to an increase in royalties generated from the 4.4% increase in franchise-operated same-store sales and the additional week included in the fourth quarter of fiscal 2011. We estimate the additional week added approximately $909 to royalty revenues. The increase in distribution center revenues of $233, or 6.5%, and the increase in rent and other occupancy revenues of $209, or 7.5%, are primarily due to the additional week included in the fourth quarter of fiscal 2011.

Total franchised and licensed restaurants and other expense increased $1,674, or 23.2%, in the fourth quarter of fiscal 2011 from the fourth quarter of fiscal 2010. The increase in administrative expense of $490 is primarily due to an increase of $438 in amortization expense related to franchise agreements recorded in connection with the Merger. The increase in rent and other occupancy expense of $762, or 42.5%, is due primarily to the amortization expense of $319 related to favorable and unfavorable leases recorded in connection with the Merger and the additional week included in the fourth quarter of fiscal 2011. The increase in distribution center expense of $422 relates to the corresponding increase in distribution center revenues.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Consolidated Expenses

General and Administrative Expense

General and administrative expense increased $4,755, or 15.8%, to $34,829 in the fourth quarter of fiscal 2011 from the fourth quarter of fiscal 2010. This increase was mainly due to the write-off of capitalized software costs of $3,501 during the fourth quarter of fiscal 2011 and the additional week included in the current year quarter. Additionally, during the fourth quarter of fiscal 2011, we incurred management service fees of $623 pursuant to our management services agreement with Apollo Management. These increases were partially offset by a decrease in share-based compensation expense of $720. We estimate the additional week in the fourth quarter of fiscal 2011 added approximately $2,496 to general and administrative expense.

Facility Action Charges

Net facility action charges decreased $1,083, or 64.7%, to $590 during the fourth quarter of fiscal 2011. This decrease was primarily attributable to a decrease of $1,047 in impairment charges.

Interest Expense

During the fourth quarter of fiscal 2011, interest expense increased $15,230, to $19,650, as compared to the fourth quarter of fiscal 2010. This increase was primarily caused by the interest incurred on our senior secured second lien notes. Interest expense during the fourth quarter of fiscal 2010 included a charge of $1,856 to adjust the carrying value of our interest rate swap agreements to fair value.

Liquidity and Capital Resources

Overview

Our operating cash requirements consist principally of our food and packaging purchases; labor, and occupancy costs; capital expenditures for restaurant remodels, new restaurant construction and replacement of equipment; debt service requirements; advertising expenditures; and general and administrative expenses. We expect that our cash on hand and future cash flows from operations will provide sufficient liquidity to allow us to meet our operating and capital requirements and service our existing debt. As of January 31, 2011, we had $42,586 in cash and cash equivalents and $65,067 in available commitments under our Credit Facility to help meet our operating and capital requirements.

We believe our most significant cash use during the next 12 months will be for capital expenditures and debt service requirements. Based on our current capital spending projections, we expect capital expenditures to be between $60,000 and $70,000 for fiscal 2012. We are required to make semi-annual interest payments of $34,125 on our Notes. As discussed below, our Credit Facility matures on July 12, 2015, and our Notes mature on July 15, 2018.

Credit Facility

Our Credit Facility provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the LIBOR plus 3.75%. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of January 31, 2011, we had no outstanding loan borrowings, $34,933 of outstanding letters of credit, and remaining availability of $65,067 under our Credit Facility.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. As of January 31, 2011, our financial performance covenants did not limit our ability to draw on the remaining availability of $65,067 under our Credit Facility.

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

We were in compliance with the covenants of our Credit Facility as of January 31, 2011.

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

Senior Secured Second Lien Notes

We have $600,000 aggregate principal amount of senior secured second lien notes outstanding. The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. The Notes were issued with an original issue discount of 1.915%, or $11,490, and are recorded as long-term debt, net of original issue discount, in our accompanying Consolidated Balance Sheet as of January 31, 2011 (Successor). The Notes mature on July 15, 2018.

The indenture governing the Notes contains restrictive covenants that limit our and our guarantor subsidiaries’ ability to, among other things: incur or guarantee additional debt or issue certain preferred equity; pay dividends, make capital stock distributions or other restricted payments; make certain investments; sell certain assets; create or incur liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Additionally, the indenture contains certain reporting covenants, which requires us to provide all such information required to be filed by the SEC in accordance with the reporting requirements of Section 13 or 15(d) of the Exchange Act, as a non-accelerated filer, even if we are not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Notes.

We were in compliance with the covenants included in the indenture governing the Notes as of January 31, 2011.

We may redeem the Notes prior to the maturity date based upon the following conditions: (1) prior to July 15, 2013, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 111.375% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (2) during each of the 12-month periods beginning July 15, 2011, July 15, 2012, and July 15, 2013, we may redeem up to 10% of the aggregate principal amount of the Notes at a redemption price of 103% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (3) on or after July 15, 2014, we may redeem all or any portion of the Notes during the 12-month periods commencing July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017 and thereafter at a redemption price of 105.688%, 102.844%, 101.422% and 100%, respectively, of the aggregate principal amount of the Notes plus accrued and unpaid interest, and (4) prior to July 15, 2014, we may redeem all or any portion of the Notes at a price equal to 100% of the aggregate principal amount of the Notes plus a make-whole premium and accrued and unpaid interest. Upon a change in control, the Note holders each have the right to require us to redeem their Notes at a redemption price of 101% of the aggregate principal amount of the Notes plus accrued and unpaid interest.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

CKE Holdings, Inc. Senior Unsecured PIK Toggle Notes

On March 14, 2011, CKE Holdings, Inc. issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes due March 14, 2016. The net proceeds, after payment of offering expenses, were distributed to the corporate parent of Parent. The Parent Notes were issued with an original issue discount of 1.885%, or $3,770. The interest on the Parent Notes, which will be paid semi-annually on March 15 and September 15 of each year, can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. Parent will pay the September 15, 2011 interest payment entirely in PIK Interest. We have not guaranteed the Parent Notes, nor have we pledged any of our assets or stock as collateral for the Parent Notes. The covenants included within the indenture governing our Notes and our Credit Facility are not directly impacted by the obligations of CKE Holdings, Inc. Because the Parent Notes contain a PIK feature, the interest obligations can be added to the principal amount of the note and Parent has the ability to defer cash payments of interest through March 14, 2016. At or prior to maturity, we expect Parent will evaluate all available options for redemption of the Parent Notes, including refinancing the Parent Notes, receiving dividends, and other options. Our Credit Facility and indenture governing our Notes contain restrictive covenants which limit our ability to pay dividends to Parent.

Cash Flows

During fiscal 2011, cash provided by operating activities was $34,265, a decrease of $115,501, or 77.1%, from the prior year. This decrease is primarily attributable to the $84,455 decrease from net income of $48,198 for fiscal 2010 to a net loss of $36,257 for fiscal 2011 mainly due to the significant transaction-related costs incurred and post-combination share-based compensation expense recognized from the acceleration of stock options and restricted stock awards in connection with the Merger. Additionally, during fiscal 2011, we paid $14,844 to settle our interest rate swap agreements, which is included in the change in accounts payable and other current and long-term liabilities. The remainder of the cash flow changes are attributed primarily to changes in our working capital account balances, which can vary significantly from quarter to quarter, depending upon the timing of large customer receipts and payments to vendors, but they are not anticipated to be a significant source or use of cash over the long term.

Cash used in investing activities during fiscal 2011 totaled $732,295, which principally consisted of $693,478 for the acquisition of Predecessor in connection with the Merger. Additionally, we purchased $63,098 of property and equipment, and collected proceeds of $21,195 from the sale of the Carl’s Jr. Distribution Center assets.

Capital expenditures for fiscal 2011 and 2010 were as follows:

	Successor/ Predecessor	Predecessor
	2011	2010
Remodels:
Carl’s Jr.	$2,617	$10,920
Hardee’s	15,537	22,912
Capital maintenance:
Carl’s Jr.	11,051	14,886
Hardee’s	14,806	17,947
New restaurants and rebuilds:
Carl’s Jr.	10,889	14,156
Hardee’s	3,602	4,605
Dual-branding:
Carl’s Jr.	858	727
Hardee’s	2,346	642
Real estate and franchise acquisitions	20	5,457
Corporate and other	1,372	10,176
Total	$63,098	$102,428

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Capital expenditures for fiscal 2011 decreased $39,330, or 38.4%, from the prior year mainly due to decreases of $15,678 in restaurant remodels, $8,804 in corporate and other, $6,976 in capital maintenance, $5,437 in real estate and franchise acquisitions, and $4,270 in new restaurants and rebuilds, which were partially offset by a $1,835 increase in dual-branding restaurants. Based on our current capital spending projections, we expect capital expenditures to be between $60,000 and $70,000 for fiscal 2012.

As of January 31, 2011, approximately 97% and 88% of the eligible Carl’s Jr. and Hardee’s company-operated restaurants, respectively, have been remodeled or developed within the last eight years. We base remodel eligibility on several factors, including the remaining lease term and restaurant profitability. As of January 31, 2011, approximately 43% and 30% of the total domestic franchised Carl’s Jr. and Hardee’s restaurants, respectively, have been remodeled or developed within the last eight years.

Cash provided by financing activities during fiscal 2011 was $722,370 as compared to cash used in financing activities during fiscal 2010 of $54,033. During fiscal 2011, we received proceeds from the issuance of Notes, net of discount, of $588,510 and equity contributions of $450,000 in connection with the Transactions. Additionally, we made net payments of $277,432 to fully repay our Predecessor term loan and borrowings under our Predecessor revolving credit facility during fiscal 2011.

Long-Term Obligations

Contractual Cash Obligations

The following table presents our long-term contractual cash obligations as of January 31, 2011:

	Payments Due by Periods
	Total	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Bank indebtedness and other long-term debt(1)	$601,005	$29	$66	$78	$600,832
Interest and commitment fees on bank indebtedness and other long-term debt(1)(2)	521,536	70,368	140,729	139,566	170,873
Capital lease obligations(3)(4)	69,037	12,106	21,252	15,554	20,125
Operating lease obligations(3)	677,664	87,616	154,486	123,256	312,306
Unconditional purchase obligations(5)	77,261	63,090	11,729	1,859	583
Other commitments(6)	7,541	2,211	3,765	1,565	—
Total contractual cash obligations	$1,954,044	$235,420	$332,027	$281,878	$1,104,719

(1)	The amounts reported above exclude the Parent Notes.
(2)
Represents interest obligations on our bank indebtedness and other long-term debt, commitment fees related to the unused portion of our Credit Facility and fees related to our outstanding letters of credit. The amounts included above assume no changes to the borrowings on our Credit Facility through maturity or early redemption of our Notes.

(3)
The amounts reported above as operating lease and capital lease obligations include leases contained in the estimated liability for closed restaurants and leases for which we sublease the related properties to others. Additional information regarding operating lease and capital lease obligations can be found in Note 8 of Notes to Consolidated Financial Statements included herein.

(4)	Capital lease obligations consist of the undiscounted value of the future principal and interest payments.
(5)	Unconditional purchase obligations include contracts for goods and services, primarily related to system restaurant operations and contractual commitments for marketing and sponsorship arrangements.
(6)
Other commitments shown in the table above are comprised of executive retention bonuses and obligations which represent uncertain tax positions. The years for which the uncertain tax positions will be effectively settled or paid have been estimated in scheduling the obligations within the table. In addition to the obligations in the table above, approximately $1,152 of unrecognized tax benefits have been recorded as an offset to deferred income tax assets, of which $507 is anticipated to be effectively settled or paid within one year. Additionally, we have $11,130 of unrecognized tax positions which are fully offset by a valuation allowance of which we are uncertain as to if or when such amounts may be settled.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Other Commercial Commitments

The following table presents our other commercial commitments as of January 31, 2011. See Note 24 of Notes to Consolidated Financial Statements included herein for additional discussion.

	Amount of Commitment Expirations Per Period
	Total Amounts Committed	Less Than One Year	1-3 Years	3-5 Years	After 5 Years
Outstanding letters of credit	$34,933	$34,933	$—	$—	$—
Other(1)	3,181	1,295	1,512	337	37
Total other commercial commitments	$38,114	$36,228	$1,512	$337	$37

(1)
Other includes commitments retained in connection with the sale of La Salsa in fiscal 2008 and consists of contingent liabilities related to guarantees of La Salsa leases and self-insured workers’ compensation, general and auto liability claims that arose prior to the completion of the sale of La Salsa.

Critical Accounting Policies and Estimates

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our consolidated financial position and results of operations. Information regarding our significant accounting policies and estimates can be found in Note 1 of Notes to Consolidated Financial Statements included herein. Our most critical accounting policies and estimations are described in the following paragraphs.

Business Combinations

We allocate the purchase price of business combinations to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess, if any, of the purchase price over these fair values is recorded as goodwill. Management is required to make certain estimates and assumptions in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. The significant purchased intangible assets recorded by us in connection with the Merger include trademarks / tradenames, franchise agreements, and favorable lease agreements. The fair values assigned to these identified intangible assets are discussed in detail in Note 2 of Notes to Consolidated Financial Statements included herein.

Critical estimates in valuing certain tangible and intangible assets for business combinations include:

•	Future expected brand-level cash flows related to our trademarks/tradenames and franchise agreements;
•	Market value of lease arrangements and the expected term, including available option periods, of such leasing arrangements;
•	Assumptions likely to be used by market participants in valuing in-service restaurant-level assets;
•	Determination of the estimated useful lives of the assets acquired; and
•	Discount rates used in valuing such assets.

Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for business combinations may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 2 of Notes to Consolidated Financial Statements included herein.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Impairment of Restaurant-Level Long-Lived Assets

During the second and fourth quarter of each fiscal year, and whenever events or circumstances indicate that the carrying value of assets may be impaired, we evaluate our restaurant-level long-lived assets for impairment. For purposes of impairment testing, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally the individual restaurant level for fixed assets, capital lease assets and favorable leases. We evaluate whether the assets are recoverable by comparing the undiscounted future cash flows that we expect to generate from their use and disposal to their carrying value. Restaurant-level assets that are not deemed to be recoverable are written down to their estimated fair value, which is determined by assessing the highest and best use of the assets and the amounts that would be received for such assets in an orderly transaction between market participants.

In connection with our impairment analyses, we make certain estimates and assumptions, including estimates of future cash flows, assumptions of future same-store sales and projected operating expenses for each of our restaurants over their estimated useful life in order to evaluate recoverability and estimate fair value. Future cash flows are estimated based upon experience gained, current intentions about refranchising restaurants and closures, recent and expected sales trends, internal plans, the period of time since the restaurant was opened or remodeled and other relevant information. We generally estimate the useful life of restaurants on owned property to be 20 to 40 years and estimate the useful life of restaurants subject to leases to range from the end of the lease term then in effect to the end of such lease term including option periods. If our future cash flows or same-store sales do not meet or exceed our forecasted levels, or if restaurant operating cost increases exceed our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable, and we may incur additional impairment charges in the future.

As of January 31, 2011, we had a total of 58 restaurants within our two major restaurant concepts that generated negative cash flows on a trailing-13 period basis. These restaurants had combined net book values of $10,125. If these negative cash flow restaurants do not begin generating positive cash flows within a reasonable period of time, the carrying value of these restaurants may prove to not be fully recoverable, and we may recognize additional impairment charges in the future. During the Successor twenty-nine weeks ended January 31, 2011 and Predecessor twenty-four weeks ended July 12, 2010, we recorded impairment charges of $364 and $317, respectively, related to restaurant-level long-lived assets.

Impairment of Goodwill and Intangible Assets

We test goodwill for impairment on an annual basis, or more frequently if events and/or circumstances indicate that goodwill might be impaired. The impairment test is performed at the reporting unit level, and an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the fair value. We consider the reporting unit level to be the brand level as the components (e.g., restaurants) within each brand have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. During the fourth quarter of fiscal 2011, we changed the timing of our annual goodwill impairment testing date from the first day of our fiscal year to the last day of the first accounting period in our fiscal fourth quarter and performed our impairment test as of November 29, 2010. This change was made to better align our annual impairment testing procedures with our year-end financial reporting. We have determined that this accounting change is preferable. This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements.

In accordance with the authoritative accounting guidance, we use a two-step test to identify the potential impairment and to measure the amount of goodwill impairment, if any. We first identify any potential impairment by comparing the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, there is no impairment and the second step is not required. If step two is required, we measure impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

As of January 31, 2011, our goodwill consisted of $184,705 for our Carl’s Jr. reporting unit and $12,415 for our Hardee’s reporting unit. The goodwill for both reporting units resulted from the Merger on July 12, 2010. During the fourth quarter of fiscal 2011, we performed our goodwill impairment test for our Carl’s Jr. and Hardee’s reporting units. Due to the relatively short time period lapsed since the Merger, we used a market approach for determining the fair value of each reporting unit, which included our historical operating results, estimates of our future operating results and an assessment of market multiples. As of the date of the annual impairment test, the fair value of the Carl’s Jr. and Hardee’s reporting units exceeded their respective carrying values. In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment test, we applied hypothetical decreases to the fair value of each reporting unit. We determined that hypothetical decreases in fair value of greater than 10% would be required before either reporting unit would have a carrying value in excess of its fair value. The excess of the fair value as compared to the carrying value is attributed primarily to the general improvement in financial markets between the date of the acquisition and the date of the impairment test. However, future declines in market conditions and the actual future performance of our reporting units could negatively impact the results of future impairment tests.

We test our indefinite-lived intangible assets, which consist of trademarks/tradenames, for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. During the fourth quarter of fiscal 2011, we performed our impairment test for trademarks/tradenames at both Carl’s Jr. and Hardee’s and concluded that no impairment charge was required.

Our definite-lived intangible assets are amortized utilizing a straight-line basis over their estimated useful lives and are tested for impairment when events or circumstances indicate the carrying value may be impaired. Refer to discussion of long-lived assets for a discussion of impairment of restaurant-level long-lived assets.

Estimated Liability for Closed Restaurants

We use certain assumptions to determine the amount of the estimated liability for closed restaurants. The most significant assumptions relate to the determination of the estimated liability for future lease payments and other contractual obligations on vacant restaurants, and the extent to which these costs may be reasonably expected to be recovered by future sublease income. We estimate the cost to maintain leased vacant properties until the lease can be abated. If the costs to maintain properties increase, or it takes longer than anticipated to sublease such properties, we may need to record additional estimated liabilities. If the vacant restaurants are not subleased on the terms that we used to estimate the liabilities, we may be required to record losses in future periods. Conversely, if the leases on the vacant restaurants are terminated or subleased on more favorable terms than we used to estimate the liabilities, we reverse previously established estimated liabilities, resulting in an increase in operating income. Our estimated liability for closed restaurants was $5,210 as of January 31, 2011.

Estimated Liability for Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We generally have stop loss insurance for individual workers’ compensation and general liability claims over $500 and auto liability claims over $250; however, our retained risk is substantially higher for a small number of older claims. We estimate our self-insurance exposure based on the average historical losses on claims we have incurred and on actuarial observations of historical claim loss development and our actuary’s estimate of unpaid losses for each loss category. We record our accrued liabilities for self-insurance at present value, based on an estimated risk-free interest rate at the balance sheet date. Our actual future claim loss development may be better or worse than the development we estimated in conjunction with our actuary, in which case our reserves would require adjustment. If we experience a higher than expected number of claims or the costs of claims rise more than expected, then we would be required to adjust the expected losses upward and increase our future self-insurance expense. Our estimated liability for self-insurance was $39,581 as of January 31, 2011.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Loss Contingencies

The assessment of contingencies is highly subjective and requires judgments about future events. We review loss contingencies at least quarterly to develop estimates of the likelihood and range of possible settlement. Those contingencies that are deemed to be probable, and for which the expected loss is reasonably estimable, are accrued in our Consolidated Financial Statements. If only a range of loss can be determined, with no amount in the range representing a better estimate than any other amount within the range, we record an accrued liability equal to the low end of the range. The ultimate resolution of such loss contingencies may differ materially from amounts we have accrued in our Consolidated Financial Statements. As of January 31, 2011, we have recorded an accrued liability for contingencies related to litigation in the amount of $325, with an expected range of losses from $325 to $1,475.

In addition, as of January 31, 2011, we estimated the contingent liability of losses related to litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome and for which a range of loss can be reasonably estimated, to be in the range of $1,530 to $5,045. We are also involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated. We expense our legal defense costs as incurred.

 See Note 24 of Notes to Consolidated Financial Statements included herein for further information.

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

Our consolidated allowances for doubtful accounts on accounts receivable and notes receivable are 0.4% and 0.0% of the gross accounts and notes receivable balances, respectively, as of January 31, 2011. Although we regularly review the allowances for doubtful accounts, there can be no assurance that the number of franchisees or franchised restaurants experiencing financial difficulties will not increase from our current assessments, nor can there be any assurance that we will be successful in resolving financial issues relating to any specific franchisee.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

In addition to the sublease arrangements with franchisees described above, we also lease land and buildings to franchisees. As of January 31, 2011, the net book value of property under lease to Hardee’s and Carl’s Jr. franchisees was $38,549 and $8,980, respectively. Financially troubled franchisees include those with whom we have entered into workout agreements and who may have liquidity problems in the future. In the event that a financially troubled franchisee closes a restaurant for which we own the property, our options are to operate the restaurant as a company-operated restaurant, transfer the restaurant to another franchisee, lease the property to another tenant or sell the property. These circumstances would cause us to consider whether the carrying value of the land and building was impaired. If we determined the property’s carrying value was impaired, we would record a charge to operations for the amount the carrying value of the property that exceeds its fair value. As of January 31, 2011, the net book value of properties under lease to Hardee’s and Carl’s Jr. franchisees that were considered to be financially troubled franchisees was approximately $15,999 and $1,780, respectively, which are also included in the amounts above.

Income Taxes

Our income tax (benefit) expense, deferred income tax assets and liabilities, valuation allowance against deferred income tax assets and reserves for uncertain tax positions reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the U.S. and various foreign jurisdictions. Significant judgments and estimates are required in determining our consolidated income tax expense.

Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred income tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable. In performing this analysis, we consider all available evidence, both positive and negative, including historical operating results, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies that may be employed to prevent operating loss or tax credit carryforwards from expiring unused.

As of January 31, 2010, we maintained a valuation allowance of $13,131 against a portion of our deferred income tax assets related to state net operating losses, state tax credits, and certain other temporary differences because we had concluded that realization of such deferred income tax assets was not more likely than not. During the Predecessor twenty-four weeks ended July 12, 2010, we increased our valuation allowance by $635, which resulted in $413 of income tax expense, net of related federal income tax effect. As a result of the Merger, significant limitations were placed on our ability to utilize certain of our state NOL carryforwards. Accordingly, we decreased the gross carrying value of such deferred income tax assets by $11,505 and decreased the associated valuation allowance by $5,854, which resulted in a $3,673 increase in the goodwill recorded in connection with the Merger, net of related federal income tax effect. During the Successor twenty-nine weeks ended January 31, 2011, we increased our valuation allowance by $46, which resulted in $30 of income tax expense, net of related federal income tax effect.

As of January 31, 2011, the remaining valuation allowance of $7,958 relates to our state capital loss carryforwards, certain state NOL carryforwards and a portion of our state income tax credits. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if we generate consolidated taxable income, since certain deferred income tax assets are subject to various limitations and may only be used to offset income of certain entities, in certain jurisdictions or of a certain character.

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

New Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements included herein.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis — (Continued)
(Dollars in thousands)

Presentation of Non-GAAP Measures

We have included in this Annual Report on Form 10-K certain measures of financial performance that are not defined by GAAP. Company-operated restaurant-level adjusted EBITDA, company-operated restaurant-level adjusted EBITDA margin and franchise restaurant adjusted EBITDA are non-GAAP measures utilized by management internally to evaluate and compare our operating performance for company-operated restaurants and franchised and licensed restaurants between periods. Each of these non-GAAP financial measures is derived from amounts reported within our Consolidated Financial Statements, and the computations of each of these measures have been included within our “Operating Review” section of Management’s Discussion and Analysis within this Item 7.

These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable GAAP measures. These non-GAAP measures have certain limitations including the following:

•	Because not all companies calculate these measures identically, our presentation of such measures may not be comparable to similarly titled measures of other companies;
•	These measures exclude certain general and administrative and other operating costs, which should also be considered when assessing our operating performance; and
•
These measures exclude depreciation and amortization, and although they are non-cash charges, the assets being depreciated or amortized will often have to be replaced and new investments made to support the operations of our restaurant portfolio.

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

Impact of Inflation

Inflation has an impact on food and packaging, construction, occupancy, labor and benefits, and general and administrative costs, all of which can significantly affect our operating results. Historically, consistent with others in the QSR industry, we have generally been able to pass along to our customers, through price increases, higher costs arising from these inflationary factors.

Certain Financial Information of CKE Holdings, Inc.

As of January 31, 2011, Parent had no indebtedness on a stand-alone basis and, accordingly, its consolidated total long-term debt and capital lease obligations, including current portion, was $638,655. For the twenty-nine weeks ended January 31, 2011, Parent had no interest expense on a stand-alone basis and, accordingly, its consolidated interest expense was $43,689. On March 14, 2011, CKE Holdings, Inc. issued $200,000 aggregate principal amount of 10.50%/11.25% senior unsecured PIK toggle notes due March 14, 2016. The net proceeds, after the payment of offering expenses, were distributed to the corporate parent of Parent. We have not guaranteed the obligations of Parent under the Parent Notes, nor have we pledged any of our assets or stock as collateral for the Parent Notes. The covenants included within the indenture governing our Notes and our Credit Facility are not directly impacted by the obligations of CKE Holdings, Inc.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in commodity prices. In the normal course of business, we may employ policies and procedures to manage our exposure to these changes.

Interest Rate Risk

Our principal exposures to financial market risks relate to the impact that interest rate changes could have on our Credit Facility, which bears interest at a floating interest rate and, therefore, our results of operations and cash flows will be exposed to changes in interest rates. As of January 31, 2011, our Credit Facility remained undrawn. Accordingly, a hypothetical increase of 100 basis points in short-term interest rates in our floating rate would not have an impact on our interest expense. This sensitivity analysis assumes all other variables will remain constant in future periods.

Foreign Currency Risk

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on earnings and cash flows. Our business at company-operated restaurants is transacted in U.S. dollars. Exposure outside of the U.S. relates primarily to the effect of foreign currency rate fluctuations on royalties paid to us by our licensees. As of January 31, 2011, our most significant exposure related to the Mexican Peso. Foreign exchange rate fluctuations have not historically had a significant impact on our results of operations. During the Successor twenty-nine weeks ended January 31, 2011 and Predecessor twenty-four weeks ended July 12, 2010, if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar, our franchised and licensed restaurants and other revenue would have decreased $710 and $549, respectively.

Commodity Price Risk

We and our franchisees purchase large quantities of food, packaging and supplies. The predominant food commodities purchased by our restaurants include beef, chicken, potatoes, pork, wheat flour, dairy, cheese, soybean oil and produce. Like all restaurant companies, we are susceptible to commodity price risks as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, global demand, food safety concerns, food-borne diseases, fluctuations in the value of the U.S. dollar, and government regulations. To mitigate these risks, we routinely enter into purchasing contracts or pricing arrangements that contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our Consolidated Balance Sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing, or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of company-operated restaurants revenue, which could negatively effect our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index included at Item 15 — Exhibits, Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that the information required to be disclosed by us in reports that we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. The evaluation was performed using the internal control evaluation framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, management concluded that, as of such date, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

Management, together with our principal executive officer and principal financial officer, evaluated the changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information concerning our current executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K. The remaining information pertaining to our directors and executive officers required by this Item 10 is incorporated into this Annual Report on Form 10-K by reference to an amendment to this Annual Report on Form 10-K which will be filed within 120 days after our fiscal year ended January 31, 2011.

Code of Ethics and Code of Conduct

We have adopted a code of ethics (“Code of Ethics”) for our CEO and senior financial officers, including our principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is intended to qualify as a “code of ethics” for purposes of Item 406(b) of Regulation S-K. The Code of Ethics can be found on our website at www.ckr.com. We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the Code of Ethics by posting such information on our website.

We have also adopted a code of business conduct and ethics (“Code of Conduct”) to help ensure our directors and employees conduct the business of CKE fairly, free of conflicts of interest, and in an ethical and proper manner. The Code of Conduct can be found on our website at www.ckr.com. We will disclose any amendment to, or waiver from, any provision of the Code of Conduct by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information pertaining to executive compensation is incorporated into this Annual Report on Form 10-K by reference to an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after our fiscal year ended January 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information pertaining to security ownership of certain beneficial owners and management and related stockholder matters is incorporated into this Annual Report on Form 10-K by reference to an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after our fiscal year ended January 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information pertaining to certain relationships and related transactions, and director independence is incorporated into this Annual Report on Form 10-K by reference to an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after our fiscal year ended January 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information pertaining to principal accounting fees and services is incorporated into this Annual Report on Form 10-K by reference to an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after our fiscal year ended January 31, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Page
(a)(1)	Index to Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	62
	Consolidated Balance Sheets	63
	Consolidated Statements of Operations	64
	Consolidated Statements of Stockholders’ Equity	65
	Consolidated Statements of Cash Flows	66
	Notes to Consolidated Financial Statements	67

(a)(2)
Financial Statement Schedules:
All financial statement schedules have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or the omitted schedules are not required.

(a)(3)	Exhibits: An “Exhibit Index” has been filed as a part of this Annual Report on Form 10-K beginning on page 102 hereof and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 CKE RESTAURANTS, INC.
Date: April 15, 2011
                                                                                             By:  /s/ ANDREW F. PUZDER
 Andrew F. Puzder,
 Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Andrew F. Puzder and Theodore Abajian, or either of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW F. PUZDER	Chief Executive Officer (Principal	April 15, 2011
Andrew F. Puzder	Executive Officer) and Director

/s/ THEODORE ABAJIAN	Executive Vice President and Chief Financial	April 15, 2011
Theodore Abajian	Officer (Principal Financial Officer)

/s/ REESE STEWART	Senior Vice President and Chief Accounting	April 15, 2011
Reese Stewart	Officer (Principal Accounting Officer)

/s/ PETER COPSES	Chairman of the Board	April 15, 2011
Peter Copses

/s/ ROBERT DINICOLA	Director	April 15, 2011
Robert DiNicola

/s/ GEORGE GOLLEHER	Director	April 15, 2011
George Golleher

/s/ LANCE MILKEN	Director	April 15, 2011
Lance Milken

/s/ DANIEL E. PONDER, JR.	Director	April 15, 2011
Daniel E. Ponder, Jr.

/s/ JEROLD H. RUBINSTEIN	Director	April 15, 2011
Jerold H. Rubinstein

/s/ C. THOMAS THOMPSON	Director	April 15, 2011
C. Thomas Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CKE Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of CKE Restaurants, Inc. and subsidiaries as of January 31, 2011 (Successor) and 2010 (Predecessor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the twenty-nine weeks ended January 31, 2011 (Successor), the twenty-four weeks ended July 12, 2010 (Predecessor), and each of the years in the two-year period ended January 31, 2010 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CKE Restaurants, Inc. and subsidiaries as of January 31, 2011 (Successor) and 2010 (Predecessor), and the results of their operations and their cash flows for the twenty-nine weeks ended January 31, 2011 (Successor), the twenty-four weeks ended July 12, 2010 (Predecessor) and each of the years in the two-year period ended January 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 2 to the consolidated financial statements, the Company was acquired through a merger on July 12, 2010.  As a result of the merger, the consolidated financial information for periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

Irvine, California
April 15, 2011

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par values)

	Successor	Predecessor
	January 31, 2011	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$42,586	$18,246
Accounts receivable, net	27,300	35,016
Related party trade receivables	216	5,037
Inventories	14,526	24,692
Prepaid expenses	14,062	13,723
Assets held for sale	196	500
Advertising fund assets, restricted	18,464	18,295
Deferred income tax assets, net	15,980	26,517
Other current assets	4,065	3,829
Total current assets	137,395	145,855
Notes receivable, net	172	1,075
Property and equipment, net	623,580	568,334
Property and equipment under capital leases, net	34,741	32,579
Deferred income tax assets, net	—	40,299
Goodwill	197,120	24,589
Intangible assets, net	462,733	2,317
Other assets, net	24,319	8,495
Total assets	$1,480,060	$823,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$29	$12,262
Current portion of capital lease obligations	7,441	7,445
Accounts payable	41,442	65,656
Advertising fund liabilities	18,464	18,295
Other current liabilities	79,520	95,605
Total current liabilities	146,896	199,263
Bank indebtedness and other long-term debt, less current portion	589,987	266,202
Capital lease obligations, less current portion	41,198	43,099
Deferred income tax liabilities, net	164,847	—
Other long-term liabilities	113,215	78,804
Total liabilities	1,056,143	587,368

Commitments and contingencies (Notes 7, 8, 10, 11, 12 and 24)
Subsequent events (Note 11)

Stockholders’ equity:
Predecessor: Common stock, $0.01 par value; 100,000,000 shares authorized; 55,290,626 shares issued and outstanding as of January 31, 2010	—	553
Successor: Common stock, $0.01 par value; 100 shares authorized, issued and outstanding as of January 31, 2011	—	—
Additional paid-in capital	452,659	282,904
Accumulated deficit	(28,742)	(47,282)
Total stockholders’ equity	423,917	236,175
Total liabilities and stockholders’ equity	$1,480,060	$823,543

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Revenue:
Company-operated restaurants	$598,753	$500,531	$1,084,474	$1,131,312
Franchised and licensed restaurants and other	79,773	151,588	334,259	351,398
Total revenue	678,526	652,119	1,418,733	1,482,710
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	176,310	148,992	310,483	335,707
Payroll and other employee benefits	173,497	147,187	312,571	322,936
Occupancy and other	147,872	119,076	260,061	258,995
Total restaurant operating costs	497,679	415,255	883,115	917,638
Franchised and licensed restaurants and other	38,590	115,089	253,850	269,699
Advertising	34,481	29,647	64,443	66,911
General and administrative	84,347	58,806	133,135	140,303
Facility action charges, net	1,497	590	4,695	4,139
Other operating expenses, net	20,003	10,249	—	—
Total operating costs and expenses	676,597	629,636	1,339,238	1,398,690
Operating income	1,929	22,483	79,495	84,020
Interest expense	(43,689)	(8,617)	(19,254)	(28,609)
Other income (expense), net	1,677	(13,609)	2,935	3,078
(Loss) income before income taxes	(40,083)	257	63,176	58,489
Income tax (benefit) expense	(11,341)	7,772	14,978	21,533
Net (loss) income	$(28,742)	$(7,515)	$48,198	$36,956

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares)

	Common Stock		Common Stock Held in Treasury
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Predecessor:
Balance as of January 31, 2008	52,503,472	$525	(27,800)	$(359)	$251,524	$(106,448)	$145,242
Cash dividends declared	—	—	—	—	—	(12,846)	(12,846)
Issuance of restricted stock awards, net of forfeitures	635,980	6	—	—	(6)	—	—
Exercise of stock options	218,333	2	—	—	1,624	—	1,626
Conversion of 2023 Convertible Notes into common stock	1,786,963	18	—	—	15,149	—	15,167
Net tax deficiency from exercise of stock options and vesting of restricted stock awards	—	—	—	—	(242)	—	(242)
Share-based compensation expense	—	—	—	—	12,521	—	12,521
Repurchase and retirement of common stock	(491,765)	(5)	27,800	359	(4,502)	—	(4,148)
Net income	—	—	—	—	—	36,956	36,956
Balance as of January 31, 2009	54,652,983	546	—	—	276,068	(82,338)	194,276
Cash dividends declared	—	—	—	—	—	(13,142)	(13,142)
Issuance of restricted stock awards, net of forfeitures	637,719	7	—	—	(7)	—	—
Exercise of stock options	190,986	2	—	—	836	—	838
Net tax deficiency from exercise of stock options and vesting of restricted stock awards	—	—	—	—	(391)	—	(391)
Share-based compensation expense	—	—	—	—	8,120	—	8,120
Repurchase and retirement of common stock	(191,062)	(2)	—	—	(1,722)	—	(1,724)
Net income	—	—	—	—	—	48,198	48,198
Balance as of January 31, 2010	55,290,626	553	—	—	282,904	(47,282)	236,175
Forfeitures of restricted stock awards	(78,484)	(1)	—	—	1	—	—
Exercise of stock options	154,317	2	—	—	1,061	—	1,063
Share-based compensation expense	—	—	—	—	4,710	—	4,710
Repurchase and retirement of common stock	(178,800)	(2)	—	—	(2,070)	—	(2,072)
Net loss	—	—	—	—	—	(7,515)	(7,515)
Balance as of July 12, 2010	55,187,659	$552	—	$—	$286,606	$(54,797)	$232,361

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Successor:
Equity contribution	100	$—	$450,000	$—	$450,000
Share-based compensation expense	—	—	2,659	—	2,659
Net loss	—	—	—	(28,742)	(28,742)
Balance as of January 31, 2011	100	$—	$452,659	$(28,742)	$423,917

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Cash flows from operating activities:
Net (loss) income	$(28,742)	$(7,515)	$48,198	$36,956
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	42,917	33,703	71,064	63,497
Amortization of debt issuance costs and discount on notes	2,089	522	1,035	1,186
Share-based compensation expense	2,659	4,710	8,120	12,521
Provision for (recovery of) losses on accounts and notes receivable	127	(100)	(212)	309
Loss (gain) on disposal of property and equipment and capital leases	4,322	(1,326)	2,341	2,353
Facility action charges, net	1,823	590	4,695	4,139
Deferred income taxes	(10,990)	8,241	11,797	18,033
Other non-cash charges	—	—	34	34
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	7,858	4,826	1,905	6,298
Estimated liability for closed restaurants and estimated liability for self-insurance	(1,230)	(2,318)	(3,618)	(4,140)
Accounts payable and other current and long-term liabilities	(32,218)	4,317	4,407	4,551
Net cash (used in) provided by operating activities	(11,385)	45,650	149,766	145,737
Cash flows from investing activities:
Purchases of property and equipment	(29,360)	(33,738)	(102,306)	(114,165)
Acquisition of Predecessor	(693,478)	—	—	—
Proceeds from sale of property and equipment	1,283	1,011	4,457	22,689
Proceeds from sale of Distribution Center assets	1,992	19,203	—	—
Collections of non-trade notes receivable	312	673	3,399	3,048
Acquisition of restaurants, net of cash received	—	—	(1,041)	(3,477)
Other investing activities	91	(284)	135	87
Net cash used in investing activities	(719,160)	(13,135)	(95,356)	(91,818)
Cash flows from financing activities:
Net change in bank overdraft	1,030	(7,364)	3,295	(13,424)
Borrowings under revolving credit facilities	—	138,500	122,000	153,000
Repayments of borrowings under revolving credit facilities	(34,000)	(134,500)	(154,000)	(157,500)
Repayments of Predecessor Facility term loan	(236,487)	(10,945)	(4,303)	(16,490)
Proceeds from issuance of senior secured second lien notes, net of original issue discount	588,510	—	—	—
Payment of debt issuance costs	(19,981)	—	—	(399)
Repayments of other long-term debt	(14)	(13)	(21)	(161)
Repayments of capital lease obligations	(4,292)	(3,748)	(7,277)	(5,725)
Repurchase of common stock	—	(2,072)	(1,724)	(4,416)
Exercise of stock options	—	1,063	838	1,626
Tax impact of stock option and restricted stock award transactions	—	—	299	174
Dividends paid on common stock	—	(3,317)	(13,140)	(12,728)
Net advances from (to) affiliates of Apollo Management	2,641	(2,641)	—	—
Equity contribution	450,000	—	—	—
Net cash provided by (used in) financing activities	747,407	(25,037)	(54,033)	(56,043)
Net increase (decrease) in cash and cash equivalents	16,862	7,478	377	(2,124)
Cash and cash equivalents at beginning of period	25,724	18,246	17,869	19,993
Cash and cash equivalents at end of period	$42,586	$25,724	$18,246	$17,869

See Accompanying Notes to Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except shares, units of profit sharing interests and per share amounts)

NOTE 1 — ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

CKE Restaurants, Inc.® (“CKE”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr. ®, Hardee’s®, Green Burrito® and Red Burrito® concepts. References to CKE and its consolidated subsidiaries (the “Company”) throughout these Notes to Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”

Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. As of January 31, 2011, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	423	466	1	890
Franchised	674	1,226	10	1,910
Licensed	152	207	—	359
Total	1,249	1,899	11	3,159

Merger and Related Transactions

On July 12, 2010, CKE completed a merger with Columbia Lake Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of CKE Holdings, Inc. (“Parent”), formerly known as Columbia Lake Acquisition Holdings, Inc., a Delaware corporation, providing for the merger of Merger Sub with and into CKE (the “Merger”), with CKE surviving the Merger as a wholly-owned subsidiary of Parent, pursuant to the Agreement and Plan of Merger, dated April 18, 2010 (“Merger Agreement”). Parent is indirectly controlled by investment entities managed by Apollo Management VII, L.P. (“Apollo Management”). As a result of the Merger, shares of CKE common stock ceased to be traded on the New York Stock Exchange after close of market on July 12, 2010.

The aggregate consideration for all equity securities of CKE was $704,065, including $10,587 of post-combination share-based compensation expense, and the total debt assumed and refinanced in connection with the Merger was $270,487. The Merger was funded by (i) equity contributions from affiliates of Apollo Management of $436,645, (ii) equity contributions from our senior management of $13,355, and (iii) proceeds of $588,510 from our $600,000 senior secured second lien notes (the “Notes”). In addition, we entered into a senior secured revolving credit facility of $100,000 (the “Credit Facility”), which was undrawn at closing.

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

We operate on a retail accounting calendar. For clarity of presentation, we generally label all years presented as if the fiscal year ended January 31. The fiscal year ended January 31, 2011 is referred to herein as fiscal 2011. The fiscal year ended January 25, 2010 is referred to herein as fiscal 2010 or the fiscal year ended January 31, 2010. The fiscal year ended January 26, 2009 is referred to herein as fiscal 2009 or the fiscal year ended January 31, 2009. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters generally have three periods, or 12 weeks. Our fiscal year ended January 31, 2011 contains 53 weeks, whereby the one additional week is included in our fourth quarter.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the purposes of presentation and disclosure, all references to “Predecessor” relate to CKE and its consolidated subsidiaries for periods prior to the Merger. All references to “Successor” relate to CKE and its consolidated subsidiaries merged with Merger Sub for periods subsequent to the Merger. References to “we”, “us”, “our” and the “Company” relate to the Predecessor for the periods prior to the Merger and to the Successor for periods subsequent to the Merger.

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform with the current year presentation. See Note 21 for discussion of certain reclassifications made to our segment information.

Variable Interest Entities

We consolidate one national and approximately 80 local co-operative advertising funds (the “Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $18,464 and $18,295 of advertising fund assets, restricted, and advertising fund liabilities in our Consolidated Balance Sheets as of January 31, 2011 (Successor) and January 31, 2010 (Predecessor), respectively. Consolidation of the Hardee’s Funds had no impact on our accompanying Consolidated Statements of Operations and Cash Flows. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of the Hardee’s Funds, and none of our assets serve as collateral for the creditors of these VIEs.

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

Our most significant areas of estimation are:

•
estimation of future cash flows used to assess the recoverability of long-lived assets, including intangible assets and goodwill, and to establish the estimated liability for closed restaurants and subsidizing lease payments of franchisees;

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

•	estimation of the appropriate allowances associated with franchisee, licensee and other receivables;

•	determination of the appropriate assumptions to use to estimate the fair value of share-based compensation;

•	estimation of our deferred income tax asset valuation allowance, liabilities related to uncertain tax positions and effective tax rate; and

•
estimation of the fair value allocation of the purchase price to assets acquired and liabilities assumed in connection with the acquisition accounting and the useful lives assigned to amortizing assets and liabilities in connection with the Merger.

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, highly liquid investments purchased with original maturities of three months or less are considered cash equivalents.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market and consist primarily of restaurant food, packaging, equipment and supplies.

Assets Held For Sale

Assets held for sale consist of surplus restaurant properties and company-operated restaurants that we expect to sell within one year. We no longer depreciate assets once classified as held for sale. As of January 31, 2011, total assets held for sale were $196 and were comprised of one surplus property in our Hardee’s operating segment. As of January 31, 2010, total assets held for sale were $500 and were comprised of two surplus properties in our Hardee’s operating segment.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation, amortization and impairment write-downs. Depreciation is computed using the straight-line method based on the assets’ estimated useful lives, which generally range from three to 40 years.

Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the related lease terms. The amortization period for leasehold improvements includes renewal option periods only in instances in which the exercise of the renewal option is reasonably assured at the acquisition date because failure to exercise such option would result in an economic penalty.

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

Goodwill and Intangible Assets

We test goodwill for impairment on an annual basis, or more frequently if events and/or circumstances indicate that goodwill might be impaired. The impairment test is performed at the reporting unit level, and an impairment loss is recognized to the extent that the carrying amount of goodwill exceeds the fair value. We consider the reporting unit level to be the brand level as the components (e.g., restaurants) within each brand have similar economic characteristics, including products and services, production processes, types or classes of customers and distribution methods. During the fourth quarter of fiscal 2011, we changed the timing of our annual goodwill impairment testing date from the first day of our fiscal year to the last day of the first accounting period in our fiscal fourth quarter and performed our impairment test as of November 29, 2011. This change was made to better align our annual impairment testing procedures with our year-end financial reporting. We have determined that this accounting change is preferable.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with the authoritative accounting guidance, we use a two-step test to identify the potential impairment and to measure the amount of goodwill impairment, if any. We first identify any potential impairment by comparing the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, there is no impairment and the second step is not required. If step two is required, we measure impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

As of January 31, 2011, our goodwill consisted of $184,705 for our Carl’s Jr. reporting unit and $12,415 for our Hardee’s reporting unit. The goodwill for both reporting units resulted from the Merger on July 12, 2010. During the fourth quarter of fiscal 2011, we performed our goodwill impairment test for our Carl’s Jr. and Hardee’s reporting units. Due to the relatively short time period lapsed since the Merger, we used a market approach for determining the fair value of each reporting unit, which included our historical operating results, estimates of our future operating results and an assessment of market multiples. As of the date of the annual impairment test, the fair value of the Carl’s Jr. and Hardee’s reporting units exceeded their respective carrying values. In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment test, we applied hypothetical decreases to the fair value of each reporting unit. We determined that hypothetical decreases in fair value of greater than 10% would be required before either reporting unit would have a carrying value in excess of its fair value. The excess of the fair value as compared to the carrying value is attributed primarily to the general improvement in financial markets between the date of the acquisition and the date of the impairment test. However, future declines in market conditions and the actual future performance of our reporting units could negatively impact the results of future impairment tests.

Our indefinite-lived intangible assets consist of trademarks/tradenames. We test trademarks/tradenames for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. During the fourth quarter of fiscal 2011, we performed our impairment test for trademarks/tradenames and concluded that no impairment charge was required.

Our definite-lived intangible assets are amortized utilizing a straight-line basis over their estimated useful lives and are tested for impairment when events or circumstances indicate the carrying value may be impaired. Refer to discussion of facility action charges for a discussion of impairment of restaurant-level long-lived assets.

Deferred Loan Fees

Costs related to the issuance of debt are deferred and amortized, utilizing the effective interest method, as a component of interest expense over the terms of the respective debt issues. These deferred costs are included in other assets, net in our accompanying Consolidated Balance Sheets.

Revenue Recognition

Company-operated restaurants revenue is recognized upon the sale of food or beverage to a customer in the restaurant. Franchised and licensed restaurants and other revenue includes continuing rent and service fees, initial fees and royalties. Continuing fees and royalties are recognized in the period earned. Initial fees are recognized upon the opening of a restaurant, which is when we have performed substantially all initial services required by the franchise agreement. Renewal fees are recognized when a renewal agreement becomes effective. Rental revenue is recognized in the period earned. Sales of equipment (and Predecessor sales of food, packaging, and supplies) to franchisees are recognized at the time of delivery to the franchisees. Our accounting policy is to present the taxes collected from customers and remitted to government authorities on a net basis.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We incur expenses that benefit both our franchisee and licensee communities. These expenses, along with other costs of sales and servicing of franchise and license agreements, are charged to franchised and licensed restaurants and other expense as incurred. Franchised and licensed restaurants and other revenue also includes rental revenue from leasing or subleasing restaurants to franchisees. The related occupancy costs are included in franchised and licensed restaurants and other expense. If we sublease restaurants to a franchisee on terms that result in a probable loss over the term of the lease, a lease subsidy allowance is established at inception and charged to facility action charges, net. (See accounting policy for Facility Action Charges - Store Closure Costs, below.)

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

Advertising

Company-operated and franchised restaurants share in the cost of various advertising and marketing programs for our brands. Advertising and marketing contributions for both company-operated and franchised restaurants are generally determined based on a percentage of revenues and contributed ratably throughout the year. We utilize a single advertising fund (the “Carl’s Jr. Fund”) to administer our Carl’s Jr. advertising programs and the Hardee’s Funds to administer our Hardee’s advertising programs. We consolidate the Hardee’s Funds in our accompanying Consolidated Balance Sheets.

We charge Carl’s Jr. advertising and marketing costs to expense ratably in relation to revenues over the year in which incurred and, in the case of advertising production costs, when the commercial is first aired. To the extent that contributions to the Carl’s Jr. Fund exceed advertising and promotional expenditures, the unspent contributions are recorded as a liability included in other current liabilities in our accompanying Consolidated Balance Sheets. Our contributions to the Hardee’s Funds are expensed as incurred. Since we act solely as an agent with respect to franchisee contributions, we do not reflect franchisee contributions to the Carl’s Jr. Fund or the Hardee’s Funds in our Consolidated Statements of Operations and Cash Flows.

Share-Based Compensation

We issue equity-based awards to our executive management team, certain key employees, and directors under our equity-based compensation plans. Under the fair value recognition provisions of the authoritative guidance for equity-based compensation awards, we measure the fair value of equity-based awards at the grant date and the fair value is recognized as expense over the requisite service period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor

Our equity-based compensation structure includes time vesting profit sharing interests (“Units”) and performance vesting Units. We recognize compensation expense relating to the time vesting Units ratably over the requisite service period for the entire award. The performance vesting Units can vest either through meeting a performance and service condition or meeting a service, market and performance condition. We record compensation expense for performance vesting Units when we deem the achievement of the performance goals to be probable. We recognize compensation expense for each separately vesting portion of the performance vesting Units over the requisite service period that is determined to be the most likely outcome.

Our share-based compensation structure in effect as of January 31, 2011 is described more fully in Note 17.

Predecessor

We used the modified prospective approach, under which share-based compensation cost was recognized ratably over the requisite service period and includes (i) previously unrecognized compensation cost for all share-based payments granted prior to, but not yet vested, as of January 31, 2006 based on their fair values measured at the grant date, (ii) compensation cost of all share-based payments granted subsequent to January 31, 2006 based on their respective grant date fair value, and (iii) the incremental fair value of awards modified subsequent to January 31, 2006 measured as of the date of such modification. In addition, these amounts were adjusted for forfeitures, estimated at the time of the grant, subsequently revised to reflect actual forfeitures.

For tax purposes, we were entitled to a tax deduction, subject to certain limitations, based on the fair value of certain equity awards when the restrictions lapsed or stock options were exercised. The cumulative compensation cost recognized for certain equity awards and amounts that ultimately were deductible for tax purposes were temporary differences as prescribed by the FASB authoritative guidance for income tax. The tax effect of compensation deductions for tax purposes in excess of compensation cost recognized in our financial statements, if any, was recorded as an increase to additional paid-in capital when realized. However, if the tax benefit ultimately realized was less than the amounts recognized in our financial statements, the difference was first offset against amounts previously recognized as additional paid-in capital from excess tax deductions from previous share-based awards. Any remaining shortfall was recognized as tax expense.

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

Self-Insurance

We are self-insured for a portion of our current and prior years’ losses related to workers’ compensation, general and auto liability insurance programs. We generally have stop-loss insurance for individual workers’ compensation and general liability claims over $500 and auto liability claims over $250; however, our retained risk is substantially higher for a small number of older claims. Accrued liabilities for self-insurance are recorded based on the present value of actuarial estimates of the amounts of incurred and unpaid losses, based on an estimated risk-free interest rate of 3.0% as of January 31, 2011. In determining our estimated liability, management, with the assistance of our actuary, develops assumptions based on the average historical losses on claims we have incurred, actuarial observations of historical claim loss development, and our actuary’s estimate of unpaid losses for each loss category. As of January 31, 2011, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $39,581.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility Action Charges

From time to time, we identify under-performing restaurants that have carrying values in excess of their fair values and, as a result, we may record impairment charges. We may also close or refranchise these or other restaurants and lease or sublease the restaurant property to a franchisee or to a business other than one of our restaurant concepts. The following costs that result from these actions are recorded in our accompanying Consolidated Statements of Operations as facility action charges, net:

(i)	impairment of restaurant-level long-lived assets for under-performing restaurants to be disposed of or held and used;

(ii)	store closure costs, including subleasing of closed facilities at amounts below our primary lease obligations;

(iii)	gain or loss on the sale of restaurants and refranchising transactions; and

(iv)	amortization of discount related to estimated liability for closed restaurants.

Considerable management judgment is necessary to estimate future cash flows, including cash flows from continuing use, terminal value, closure costs, expected sublease income and refranchising proceeds. Accordingly, actual results could vary significantly from our estimates.

(i) Impairment of Restaurant-Level Long-Lived Assets

During the second and fourth quarter of each fiscal year, and whenever events or circumstances indicate that the carrying value of assets may be impaired, we evaluate our restaurant-level long-lived assets for impairment. For purposes of impairment testing, assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally the individual restaurant level for fixed assets, capital lease assets and favorable leases. We evaluate whether the assets are recoverable by comparing the undiscounted future cash flows that we expect to generate from their use and disposal to their carrying value. Restaurant-level assets that are not deemed to be recoverable are written down to their estimated fair value, which is determined by assessing the highest and best use of the assets and the amounts that would be received for such assets in an orderly transaction between market participants.

In connection with our impairment analyses, we make certain estimates and assumptions, including estimates of future cash flows, assumptions of future same-store sales and projected operating expenses for each of our restaurants over their estimated useful life in order to evaluate recoverability and estimate fair value. Future cash flows are estimated based upon experience gained, current intentions about refranchising restaurants and closures, recent and expected sales trends, internal plans, the period of time since the restaurant was opened or remodeled and other relevant information. We generally estimate the useful life of restaurants on owned property to be 20 to 40 years and estimate the useful life of restaurants subject to leases to range from the end of the lease term then in effect to the end of such lease term including option periods. If our future cash flows or same-store sales do not meet or exceed our forecasted levels, or if restaurant operating cost increases exceed our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable, and we may incur additional impairment charges in the future.

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

(iv) Amortization of Discount Related To Estimated Liability for Closed Restaurants

When we calculate the present value of the estimated liability for closed restaurants, we use an interest rate that is based on an estimated credit-adjusted risk-free rate at the time the liability is established. This estimated credit-adjusted risk-free rate was 11.0% as of January 31, 2011. We amortize the discount over the expected term of the lease.

Income Taxes

Our current provision for income taxes is based on our estimated taxable income in each of the jurisdictions in which we operate, after considering the impact on our taxable income of temporary differences resulting from disparate treatment of items, such as depreciation, estimated liability for closed restaurants, estimated liabilities for self-insurance, tax credits and net operating losses (“NOL”) for tax and financial reporting purposes. Deferred income taxes are provided for the estimated future income tax effect of temporary differences between the financial and tax bases of assets and liabilities using the asset and liability method. Deferred income tax assets are also provided for NOL and income tax credit carryforwards. A valuation allowance to reduce the carrying amount of deferred income tax assets is established when it is more likely than not that we will not realize some portion or all of the tax benefit of our deferred income tax assets. We evaluate, on a quarterly basis, whether it is more likely than not that our deferred income tax assets are realizable. In performing this analysis, we consider all available evidence, both positive and negative, including historical operating results, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards and potential tax planning strategies that may be employed to prevent operating loss or tax credit carryforwards from expiring unused. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We maintain a liability for underpayment of income taxes and related interest and penalties, if any, related to uncertain income tax positions. The tax benefit from an uncertain tax position is recognized either upon expiration of the statutory audit period or when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Our policy on the classification of interest and penalties related to the underpayment of income taxes and uncertain tax positions is to record interest in interest expense, and to record penalties, if any, in general and administrative expense, in our accompanying Consolidated Statements of Operations. Accrued interest and penalties are included in our liability for uncertain tax positions.

Derivative Financial Instruments

We do not use derivative instruments for trading purposes. As of January 31, 2011, we did not have any derivative instruments. For periods prior to the Merger, we had interest rate swap agreements with various counterparties.

We recognized all derivative instruments at fair value as either assets or liabilities on our balance sheet. The fair value of the derivative financial instruments was determined using valuation models that were based on the net present value of estimated future cash flows and incorporated market data inputs. We did not designate our interest rate swap agreements as hedging instruments. Accordingly, the gain or loss as a result of the change in fair value was recognized in our results of operations immediately. See Note 11 for a discussion of our use of interest rate swap agreements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Distributor Concentration Risk

We currently rely on Meadowbrook Meat Company, Inc. (“MBM”) to distribute food, packing and supplies to our Carl’s Jr. and Hardee’s restaurants. Although we could use alternative distributors, a change in distributors, could cause a delay in receipt of food, packaging or supplies and possibly result in loss of sales, which could adversely impact our results of operations.

Comprehensive Income

We did not have any items of other comprehensive income during the twenty-nine weeks ended January 31, 2011, twenty-four weeks ended July 12, 2010, fiscal 2010 and fiscal 2009.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — ACQUISITION OF PREDECESSOR

The acquisition of Predecessor is being accounted for as a business combination using the acquisition method of accounting, whereby the purchase price has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair-value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. The following table summarizes the fair values assigned to the net assets acquired as of the July 12, 2010 acquisition date:

Total consideration:
Cash paid to shareholders	$704,065
Less: post-combination share-based compensation expense (see Note 17)	(10,587)
Total purchase price consideration	693,478

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	25,724
Accounts receivable(1)	39,755
Inventories	13,956
Deferred income tax assets, net - current	19,104
Other current assets	36,214
Notes receivable - current and long-term(2)	2,311
Property and equipment(3)	636,654
Property under capital leases	38,363
Intangible assets	471,764
Other assets	5,237
Bank indebtedness - current and long-term	(271,505)
Capital lease obligations - current and long-term	(53,049)
Accounts payable	(54,811)
Deferred income tax liabilities, net - long-term	(178,960)
Unfavorable lease obligations	(68,980)
Other liabilities - current and long-term	(165,419)
Net assets acquired	496,358
Excess purchase price attributed to goodwill acquired	$197,120

(1)	The gross amount due under accounts receivable acquired is $40,074, of which $319 was expected to be uncollectible.
(2)	The gross amount due under notes receivable acquired is $5,947, of which $3,636 was expected to be uncollectible.
(3)
The estimated fair value of property and equipment acquired consisted of $237,437 of land, $87,311 of leasehold improvements, $201,876 of buildings and improvements, and $110,030 of equipment, furniture and fixtures.

As of January 31, 2011, the purchase price allocation remains preliminary and could change materially in subsequent periods. Any subsequent changes to the purchase price allocation that result in material changes to our consolidated financial results will be adjusted retrospectively.

During the fourth quarter of fiscal 2011, we obtained further information on the valuation of acquired assets and liabilities assumed and, in accordance with the authoritative guidance for business combinations, retrospectively recorded purchase price adjustments at the acquisition date to increase the fair value of accounts receivable by $43, current deferred income tax assets, net by $978, property and equipment by $2,880, property under capital leases by $4,781, intangible assets by $27,614, other assets by $1,034, capital lease obligations by $14,054 and current and long-term other liabilities by $29,997. Purchase price adjustments were also recorded to reduce the fair value of long-term deferred income tax liabilities by $3,044. These adjustments to our purchase price allocation caused an increase to goodwill of $3,677. We have also retrospectively adjusted our consolidated results of operations and cash flows for the impacts of the purchase price adjustments.

The final purchase price allocation is pending the receipt of valuation work and the completion of the Company’s internal review of such work, which is expected to be completed within a one year time period following the acquisition date. The provisional items pending finalization are the valuation of our property and equipment, operating lease intangible assets and liabilities, capital lease assets and obligations, intangible assets, goodwill and income tax related matters.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At the time of the Merger, the Company believed its market position and future growth potential for both company-operated and franchised and licensed restaurants were the primary factors that contributed to a total purchase price that resulted in the recognition of goodwill. There was $45,939 of goodwill recognized in connection with the Merger that had carryover basis from previous acquisitions and was expected to be deductible for federal income tax purposes.

Transaction Costs

We recorded $20,003 in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Transactions within other operating expenses, net in our Consolidated Statement of Operations for the Successor twenty-nine weeks ended January 31, 2011. Additionally, we capitalized $19,981 in debt issuance costs related to the Notes and the Credit Facility.

We recorded $13,691 in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Transactions within other operating expenses, net in our Consolidated Statement of Operations for the Predecessor twenty-four weeks ended July 12, 2010. Additionally, we recorded a termination fee for a prior merger agreement with an affiliate of Thomas H. Lee Partners, L.P. (“Prior Merger Agreement”) of $9,283 and $5,000 in reimbursable costs within other income (expense), net in our Consolidated Statement of Operations for the Predecessor twenty-four weeks ended July 12, 2010.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma results of operations assume that the Transactions had occurred on February 1, 2009 for fiscal 2010 and on February 1, 2010 for fiscal 2011, after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Credit Facility and the Notes, and other acquisition-related adjustments in connection with the Transactions. These unaudited pro forma results exclude transaction costs and share-based compensation expense related to the acceleration of stock options and restricted stock awards in connection with the Merger. Additionally, the following unaudited pro forma results of operations do not give effect to the sale of our Carl’s Jr. distribution facility operations, which was completed on July 2, 2010. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Pro Forma Fiscal 2011(1)	Pro Forma Fiscal 2010(1)
Total revenue	$1,331,699	$1,420,186
Net loss	(7,561)	(4,452)

(1)	The unaudited pro forma results of operations exclude any effect related to the senior unsecured PIK toggle notes issued by CKE Holdings, Inc. (see Note 11).

NOTE 3 — ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires companies to more frequently assess whether they must consolidate VIEs. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. Our adoption of the revised guidance for consolidation of VIEs as of the beginning of fiscal 2011 did not have a significant effect on our Consolidated Financial Statements.

In January 2010, the FASB issued new authoritative guidance to require additional disclosures for fair value measurements including the following: (1) amounts transferred in and out of Level 1 and 2 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009 (“Part I”), and (2) activities in Level 3 fair value measurements including purchases, sales, issuances and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (“Part II”). Our adoption of Part I of the revised guidance for fair value measurements disclosures as of the beginning of fiscal 2011 did not have a significant effect on our Consolidated Financial Statements. We do not expect Part II of the revised guidance to have a material effect on our Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — FAIR VALUE MEASUREMENTS

The following table presents information on our financial instruments as of January 31, 2011 and 2010:

	Successor		Predecessor
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$42,586	$42,586	$18,246	$18,246
Notes receivable	4,681	4,619	2,183	2,534
Financial liabilities:
Bank indebtedness and other long-term debt, including current portion	590,016	676,005	278,464	250,798

The fair value of cash and cash equivalents approximates its carrying amount due to its short maturity. The estimated fair value of notes receivable was determined by discounting future cash flows using current rates at which similar loans might be made to borrowers with similar credit ratings. As of January 31, 2011, the estimated fair value of the Notes was determined by using estimated market prices of our outstanding Notes. For all other long-term debt as of January 31, 2011 and for all bank indebtedness and other long-term debt as of January 31, 2010, the estimated fair value was determined by discounting future cash flows using rates currently available to us for debt with similar terms and remaining maturities.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of January 31, 2011 and 2010:

		Successor	Predecessor
	Level	2011	2010
Interest rate swap agreements(1)	2	$—	$15,482

(1)	On July 12, 2010, we settled and paid in full all obligations related to our interest rate swap agreements.

The interest rate swap agreements are recorded at fair value based upon valuation models which utilize relevant factors such as the contractual terms of our interest rate swap agreements, credit spreads for the contracting parties and interest rate curves.

Our long-lived assets, including goodwill, intangible assets, property and equipment and capital lease assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment.  When impairment has occurred, such long-lived assets are written down to fair value. See Note 1 for further discussion of our significant accounting policies.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with our impairment analyses for restaurant-level long-lived assets, we impaired certain of our restaurant-level long-lived assets down to their fair value using measurements with significant unobservable inputs (Level 3), which include estimates of future cash flows, assumptions of future same-store sales and projected operating expenses. During the twenty-nine weeks ended January 31, 2011, twenty-four weeks ended July 12, 2010, and fiscal 2010, property and equipment with carrying values of $568, $1,140 and $3,490, respectively, were written down to fair value, resulting in impairment charges of $364, $303, and $3,247, respectively. During the twenty-four weeks ended July 12, 2010 and fiscal 2010, property under capital leases with carrying values of $14 and $233, respectively, were written down to fair value, resulting in impairment charges of $14 and $233, respectively. These impairment charges were recorded to facility action charges, net in our accompanying Consolidated Statements of Operations (see Note 16).

NOTE 5 — ACCOUNTS RECEIVABLE, NET AND NOTES RECEIVABLE, NET

Accounts receivable, net, as of January 31, 2011 and 2010 consisted of the following:

	Successor	Predecessor
	2011	2010
Trade receivables	$20,524	$26,676
Income taxes receivable	2,190	7,259
Notes receivable, current portion	4,509	1,263
Other	169	176
Allowance for doubtful accounts	(92)	(358)
	$27,300	$35,016

The long-term portion of notes receivable, net, as of January 31, 2011 and 2010 consisted of the following:

	Successor	Predecessor
	2011	2010
Franchisees	$172	$379
Other	—	1,075
Allowance for doubtful accounts	—	(379)
	$172	$1,075

The following table summarizes the activity in the allowances for doubtful accounts:

	Accounts Receivable	Notes Receivable	Total
Predecessor:
Balance as of January 31, 2008	$755	$608	$1,363
Provision	272	53	325
Charge-offs	(307)	(132)	(439)
Balance as of January 31, 2009	720	529	1,249
Recovery of provision	(62)	(150)	(212)
Charge-offs	(300)	—	(300)
Balance as of January 31, 2010	358	379	737
Recovery of provision	(77)	(23)	(100)
Charge-offs	(84)	—	(84)
Balance as of July 12, 2010(1)	$197	$356	$553

Successor:
Opening balance(1)	$—	$—	$—
Provision	127	—	127
Charge-offs	(35)	—	(35)
Balance as of January 31, 2011	$92	$—	$92

(1)	In acquisition accounting, we adjusted our accounts and notes receivable to fair value resulting in the elimination of historical allowances for doubtful accounts.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following as of January 31, 2011 and 2010:

		Successor	Predecessor
	Estimated Useful Life	2011	2010
Land		$237,121	$126,366
Leasehold improvements	3-25 years	97,239	211,410
Buildings and improvements	3-40 years	208,271	368,448
Equipment, furniture and fixtures	3-10 years	116,105	307,143
		658,736	1,013,367
Less accumulated depreciation and amortization		(35,156)	(445,033)
		$623,580	$568,334

During the twenty-nine weeks ended January 31, 2011, twenty-four weeks ended July 12, 2010, fiscal 2010 and fiscal 2009, we capitalized interest costs in the amounts of $414, $282, $766 and $1,294, respectively.

During the twenty-nine weeks ended January 31, 2011, we wrote off capitalized software costs of $3,501, which is included in general and administrative expense in our accompanying Consolidated Statement of Operations.

NOTE 7 — PURCHASE AND SALE OF ASSETS

Purchase of Restaurant Assets

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

Sale of Assets

On July 2, 2010, pursuant to an Asset Purchase Agreement (“APA”) with MBM, we sold to MBM our Carl’s Jr. distribution center assets located in Ontario, California and Manteca, California (“Distribution Centers”). In connection with the APA, we received total consideration of $21,195 from MBM for the Distribution Center assets, which included inventory, fixed assets, real property in Manteca, California, and other related assets. Additionally, we entered into sublease agreements with MBM to sublease the facility in Ontario, California, as well as certain leased vehicles and equipment. We will remain principally liable for the lease obligations. We also remain liable for all liabilities incurred prior to the sale, which include workers’ compensation claims, employment related matters and litigation, and other liabilities. Additionally, we entered into a transition services agreement, whereby, both we and MBM were required to provide certain services in connection with the transition of the Distribution Centers to MBM. As a result of the transaction, we recorded a gain of $3,442, which is included in other operating expenses, net in our accompanying Consolidated Statement of Operations for the Predecessor twenty-four weeks ended July 12, 2010.

On July 2, 2010, we and our franchisees entered into distribution agreements with MBM to provide distribution services to our Carl’s Jr. and Hardee’s restaurants through June 30, 2017.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hardee’s Refranchising Program

During fiscal 2009, we completed our refranchising program for our Hardee’s concept. The following table summarizes the sale of company-operated Hardee’s restaurants to franchisees and the related impact on our Consolidated Financial Statements for fiscal 2009:

Predecessor
2009
Number of franchisees	6
Company-operated restaurants sold	102
Net book value of restaurants sold	$14,454
Net proceeds	16,979
Initial franchise fees received	2,640
Net loss from refranchising	(2,036)

As part of these transactions, the franchisees acquired the real property and/or subleasehold interest in real property related to the restaurant locations. Initial franchise fees received from franchisees are included in franchised and licensed restaurants and other revenue, and net loss from refranchising is included in facility action charges, net, in our accompanying Consolidated Statement of Operations for fiscal 2009 (Predecessor), in our Hardee’s segment.

Related Party Transactions

During fiscal 2010, we sold three company-operated Carl’s Jr. restaurants and related real property with a net book value of $965 to a former executive and new franchisee. In connection with this transaction, we received aggregate consideration of $1,300, including $100 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $233, which is included in facility action charges, net, in our accompanying Consolidated Statement of Operations for fiscal 2010 (Predecessor), in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

During fiscal 2009, we sold three company-operated Carl’s Jr. restaurants and related real property with a net book value of $1,068 to two former executives and new franchisee. In connection with this transaction, we received aggregate consideration of $2,173, including $100 in initial franchise fees, which is included in franchised and licensed restaurants and other revenue, and we recognized a net gain of $983, which is included in facility action charges, net, in our accompanying Consolidated Statement of Operations for fiscal 2009 (Predecessor), in our Carl’s Jr. segment. As part of this transaction, the franchisee acquired the real property and/or subleasehold interest in the real property related to the restaurant locations.

During fiscal 2009, we purchased the lease rights for a restaurant property, including the right to purchase the underlying land for an amount substantially below its fair value, and the building constructed on the leased land from a Trust, which is a related party of a member of our Predecessor Board of Directors. In connection with this transaction, we paid aggregate consideration of $1,868, recorded the building at its estimated fair market value of $100, and included the remaining $1,768 in land, in property and equipment. During fiscal 2010, we exercised the lease’s bargain purchase option and paid $160 to acquire the land.

NOTE 8 — LEASES

We occupy land and buildings under lease agreements expiring on various dates through fiscal 2036. Many leases provide for future rent escalations and renewal options. In addition, contingent rentals, determined as a percentage of revenue in excess of specified levels, are often required. Most leases obligate us to pay costs of maintenance, insurance and property taxes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property under capital leases, net, consisted of the following as of January 31, 2011 and 2010:

	Successor	Predecessor
	2011	2010
Buildings	$22,122	$60,435
Equipment	16,329	18,234
	38,451	78,669
Less: accumulated amortization	(3,710)	(46,090)
	$34,741	$32,579

Amortization of property under capital leases is included with depreciation expense. We sublease to our franchisees some of our property under capital leases. These assets are recorded as lease receivables and are included in other current assets and other assets instead of property under capital leases.

Net leases receivable consisted of the following as of January 31, 2011 and 2010:

	Successor	Predecessor
	2011	2010
Lease payments receivable	$4,493	$3,778
Less: unearned income	(1,934)	(1,284)
	2,559	2,494
Less: leases receivable in accounts receivable, net	(169)	(175)
Net leases receivable in other assets, net	$2,390	$2,319

We have leased and subleased land and buildings to others, primarily as a result of the refranchising of certain restaurants. Many of these leases provide for fixed payments, while others provide for contingent rent when revenue exceeds certain levels, or for monthly rentals based on a percentage of revenue. Lessees generally bear the cost of maintenance, insurance and property taxes. The carrying values of assets leased to others as of January 31, 2011 and 2010 was as follows:

	Successor	Predecessor
	2011	2010
Land	$33,394	$17,962
Leasehold improvements	288	5,811
Buildings and improvements	14,620	25,161
Equipment, furniture and fixtures	4	1,298
	48,306	50,232
Less accumulated depreciation and amortization	(780)	(17,977)
	$47,526	$32,255

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum lease payments for all leases, including those in the estimated liability for closed restaurants, and the present value of net minimum lease payments for capital leases as of January 31, 2011 are as follows:

	Capital	Operating
Fiscal:
2012	$12,106	$87,616
2013	11,310	80,333
2014	9,942	74,153
2015	7,904	67,081
2016	7,650	56,175
Thereafter	20,125	312,306
Total minimum lease payments	69,037	$677,664
Less: amount representing interest	(20,398)
Present value of minimum lease payments (interest rate at 11%)	48,639
Less: current portion	(7,441)
Capital lease obligations, excluding current portion	$41,198

The minimum lease payments reflected above have not been reduced for future minimum sublease rentals expected to be received. As of January 31, 2011, future minimum lease and sublease rental revenue expected to be received including amounts reducing the estimated liability for closed restaurants but not including contingent rentals (which may be received under certain leases), are as follows:

	Capital Subleases	Operating Leases or Subleases
Fiscal:
2012	$443	$30,989
2013	443	27,536
2014	449	24,258
2015	389	20,529
2016	385	17,394
Thereafter	2,384	77,659
Total future minimum lease payments	$4,493	$198,365

Net rent expense under non-cancelable operating leases was as follows:

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Minimum rentals	$50,893	$40,884	$86,460	$84,723
Contingent rentals	1,380	1,337	4,718	5,498
Gross rent expense	52,273	42,221	91,178	90,221
Less: minimum sublease rentals	(18,826)	(14,478)	(32,401)	(31,969)
Less: contingent sublease rentals	(1,891)	(1,018)	(3,476)	(3,350)
	$31,556	$26,725	$55,301	$54,902

Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised and licensed restaurants and other revenue, and the payments on the leases as rental expense in franchised and licensed restaurants and other expense, in our Consolidated Statements of Operations. As of January 31, 2011, the present value of the lease obligations under the remaining master leases’ primary terms is $119,648. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $11,326.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2002, we entered into certain sale leaseback transactions relating to restaurant properties we currently operate through which we generated net gains of $5,158. The net gains from such transactions were deferred and amortized as a reduction to occupancy and other operating costs over the terms of the leases. During the twenty-four weeks ended July 12, 2010, fiscal 2010 and fiscal 2009, we recognized gains of $172, $336, and $342, respectively. These historical deferred net gains were eliminated in acquisition accounting in connection with the Merger.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS, NET

The following table sets forth changes in our goodwill:

	Carl’s Jr.	Hardee’s	Total
Predecessor:
Balance at January 31, 2009	$22,649	$1,039	$23,688
Additions	901	—	901
Balance at January 31, 2010	23,550	1,039	24,589
Additions	—	—	—
Balance at July 12, 2010(1)	$23,550	$1,039	$24,589

Successor:
Goodwill assigned in acquisition accounting(1)	$184,705	$12,415	$197,120
Additions	—	—	—
Balance at January 31, 2011	$184,705	$12,415	$197,120

(1)	The historical goodwill was eliminated in acquisition accounting in connection with the Merger. See Note 2 for a discussion of goodwill recorded in connection with the Merger.

The table below presents our intangible assets as of January 31, 2011 and 2010:

	Successor				Predecessor
	2011				2010
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	Indefinite	$278,000	$—	$278,000	$3,166	$(1,251)	$1,915
Favorable lease agreements	13	104,975	(5,873)	99,102	1,076	(756)	320
Franchise agreements	20	88,000	(2,369)	85,631	90	(8)	82
		$470,975	$(8,242)	$462,733	$4,332	$(2,015)	$2,317

Amortization expense related to these intangible assets for the twenty-nine weeks ended January 31, 2011, twenty-four weeks ended July 12, 2010, fiscal 2010 and fiscal 2009 was $8,242, $114, $216 and $225, respectively. Our estimated future amortization expense related to these intangible assets is set forth as follows:

Fiscal:
2012	$15,241
2013	15,028
2014	14,115
2015	12,814
2016	12,088
Thereafter	115,447
$184,733

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — OTHER CURRENT LIABILITIES

Other current liabilities as of January 31, 2011 and 2010 consisted of the following:

	Successor	Predecessor
	2011	2010
Salaries, wages and other benefits	$29,923	$33,066
Estimated liability for self-insurance, current portion	11,582	10,876
Interest rate swaps, current portion	—	8,542
State sales taxes	6,712	5,481
Accrued property taxes	5,684	5,057
Gift card liabilities	5,023	4,796
Accrued utilities	3,259	4,011
Accrued interest	3,147	337
Estimated liability for closed restaurants, current portion	2,023	2,924
Estimated liability for litigation	325	225
Other accrued liabilities	11,842	20,290
	$79,520	$95,605

NOTE 11 —BANK INDEBTEDNESS AND OTHER LONG-TERM DEBT

Bank indebtedness and other long-term debt as of January 31, 2011 and 2010 consisted of the following:

	Successor	Predecessor
	2011	2010
Borrowings under Credit Facility	$—	$—
Senior secured second lien notes due 2018 (Notes)(1)	589,011	—
Borrowings under revolving portion of Predecessor Facility	—	30,000
Term loan under Predecessor Facility	—	247,432
Other long-term debt	1,005	1,032
Bank indebtedness and other long-term debt	590,016	278,464
Less current portion	(29)	(12,262)
Bank indebtedness and other long-term debt, less current portion	$589,987	$266,202

(1)	The $600,000 aggregate principal amount of the Notes is presented net of the unamortized discount on the Notes of $10,989 as of January 31, 2011.

The aggregate maturities of our bank indebtedness and other long-term debt, excluding the effects of the discount accretion on the Notes, are as follows:

Fiscal:
2012	$29
2013	32
2014	34
2015	37
2016	41
Thereafter	600,832
$601,005

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Secured Credit Facility

On July 12, 2010, we entered into the Credit Facility, which provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.75%. Our Credit Facility requires us to pay a commitment fee of 0.75% per annum for unused commitments. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of January 31, 2011, we had no outstanding loan borrowings, $34,933 of outstanding letters of credit, and remaining availability of $65,067 under our Credit Facility.

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

The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. As of January 31, 2011, our financial performance covenants did not limit our ability to draw on the remaining availability of $65,067 under our Credit Facility.

The Credit Facility also contains covenants that restrict our ability and the ability of our subsidiaries to: incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness; make investments, loans, advances and acquisitions; create restrictions on the payment of dividends or other amounts to us from our subsidiaries; sell assets, including capital stock of our subsidiaries; consolidate or merge; create liens; enter into sale and leaseback transactions; amend, modify or permit the amendment or modification of any senior secured second lien note documents; engage in certain transactions with our affiliates; issue capital stock; create subsidiaries; and change the business conducted by us or our subsidiaries.

Senior Secured Second Lien Notes

In connection with the Merger, on July 12, 2010, we issued $600,000 aggregate principal amount of senior secured second lien notes in a private placement to qualified institutional buyers, which Notes were exchanged in December 2010 for substantially identical Notes that were registered with the United States Securities and Exchange Commission (“SEC”). The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2011. The Notes were issued with an original issue discount of 1.915%, or $11,490, and are recorded as long-term debt, net of original issue discount, in our Consolidated Balance Sheet as of January 31, 2011 (Successor). The original issue discount and debt issuance costs associated with the issuance of the Notes are amortized to interest expense over the term of the Notes. The Notes mature on July 15, 2018.

Each of our wholly-owned domestic subsidiaries that guarantee indebtedness under the Credit Facility also guarantee the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all our obligations under the Notes. Separate financial statements and other disclosures of each of the guarantors are not presented because CKE Restaurants, Inc. is a holding company with no material independent assets or operations, the guarantor subsidiaries are, directly or indirectly, wholly-owned subsidiaries of CKE Restaurants, Inc. and such guarantees are full, unconditional and joint and several. The aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of CKE Restaurants, Inc. on a consolidated basis. The one non-guarantor subsidiary is minor. There are no significant restrictions on the ability of CKE Restaurants, Inc. or any of the guarantors to obtain funds from their respective subsidiaries by dividend or loan.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our obligations and the obligations of the guarantors are secured on a second-priority lien on the assets that secure our and our subsidiary guarantors’ obligations under our Credit Facility, subject to certain exceptions and permitted liens.

The indenture governing the Notes contains restrictive covenants that limit our and our guarantor subsidiaries’ ability to, among other things: incur or guarantee additional debt or issue certain preferred equity; pay dividends, make capital stock distributions or other restricted payments; make certain investments; sell certain assets; create or incur liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Additionally, the indenture contains certain reporting covenants, which requires us to provide all such information required to be filed with the SEC in accordance with the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as a non-accelerated filer, even if we are not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Notes.

We may redeem the Notes prior to the maturity date based upon the following conditions: (1) prior to July 15, 2013, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 111.375% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (2) during each of the 12-month periods beginning July 15, 2011, July 15, 2012, and July 15, 2013, we may redeem up to 10% of the aggregate principal amount of the Notes at a redemption price of 103% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (3) on or after July 15, 2014, we may redeem all or any portion of the Notes during the 12-month periods commencing July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017 and thereafter at a redemption price of 105.688%, 102.844%, 101.422% and 100%, respectively, of the aggregate principal amount of the Notes plus accrued and unpaid interest, and (4) prior to July 15, 2014, we may redeem all or any portion of the Notes at a price equal to 100% of the aggregate principal amount of the Notes plus a make-whole premium and accrued and unpaid interest. Upon a change in control, the Note holders each have the right to require us to redeem their Notes at a redemption price of 101% of the aggregate principal amount of the Notes plus accrued and unpaid interest.

Repayment of Debt and Interest Rate Swap Agreements

In connection with the Merger, we repaid at closing the total principal outstanding balance of the term loan portion of our senior credit facility (“Predecessor Facility”) of $236,487 and the total outstanding borrowings on the revolving portion of our Predecessor Facility of $34,000, as well as all incurred and unpaid interest on our Predecessor Facility. In connection with the Merger, the debt issuance costs related to the Predecessor Facility were removed from our Consolidated Balance Sheet through acquisition accounting. All outstanding letters of credit under the Predecessor Facility were terminated on July 12, 2010.

In connection with the Merger, we settled and paid in full all obligations related to our fixed rate interest rate swap agreements, which totaled $14,844. During the Predecessor twenty-four weeks ended July 12, 2010, we recorded interest expense of $3,113 under these interest rate swap agreements to adjust their carrying value to fair value and paid $3,750 for net settlements under our interest rate swap agreements. We recorded interest expense of $6,803 and $9,010 under these interest rate swap agreements during fiscal 2010 and 2009, respectively, to adjust the carrying value of the interest rate swap agreements to fair value. During fiscal 2010 and 2009, we paid $8,912 and $2,800, respectively, for net settlements under our fixed rate swap agreements. See Note 4 for fair value measurement of derivatives.

The following table identifies our derivative instruments and their location in our accompanying Consolidated Balance Sheets as of January 31, 2010 (Predecessor):

	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate swap agreements	Other current liabilities	$8,542
Interest rate swap agreements	Other long-term liabilities	6,940
		$15,482

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Expense

Interest expense consisted of the following:

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Senior secured credit facility	$—	$—	$—	$—
Senior secured second lien notes	37,710	—	—	—
Predecessor Facility	—	2,338	5,174	12,580
Interest rate swap agreements	—	3,113	6,803	9,010
Capital lease obligations	3,047	2,318	5,380	4,546
Amortization of debt issuance costs and discount on notes	2,089	488	1,016	1,081
2023 Convertible Notes, interest at 4%	—	—	—	404
Other	843	360	881	988
Total interest expense	$43,689	$8,617	$19,254	$28,609

CKE Holdings, Inc. Senior Unsecured PIK Toggle Notes

On March 14, 2011, CKE Holdings, Inc. issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes due March 14, 2016 (the “Parent Notes”). The Parent Notes were issued with an original issue discount of 1.885%, or $3,770. The interest on the Parent Notes can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. We have not guaranteed the Parent Notes, nor have we pledged any of our assets or stock as collateral for the Parent Notes. As a result, we have not applied push-down accounting nor reflected the Parent Notes in our Consolidated Financial Statements.

NOTE 12 — OTHER LONG-TERM LIABILITIES

Other long-term liabilities as of January 31, 2011 and 2010 consisted of the following:

	Successor	Predecessor
	2011	2010
Unfavorable lease agreements	$63,917	$647
Estimated liability for self-insurance	27,999	26,352
Estimated liability for closed restaurants	3,187	4,349
Estimated liability for deferred rent	1,820	14,767
Interest rate swaps	—	6,940
Other	16,292	25,749
	$113,215	$78,804

We are self-insured for our primary workers’ compensation, general and auto liability insurance exposures not covered by our stop-loss policy. A total of $39,581 and $37,228 was accrued as of January 31, 2011 and 2010, respectively (including the long-term portions noted in the above table and the current portions included in other current liabilities, as discussed in Note 10). See Note 1 for further discussion regarding our estimation process.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY

Successor

In connection with the Merger, CKE authorized and issued a total of 100 shares of $0.01 par value common stock. Each share of common stock entitles the shareholder to one vote per share and is eligible to receive dividend payments when declared. Our ability to declare dividends is restricted by certain covenants contained in the Credit Facility and the Notes. As a result of the Merger, shares of our common stock ceased to be traded on the New York Stock Exchange after close of market on July 12, 2010. CKE common stock is not currently traded on any stock exchange or any organized market.

Predecessor

During the twenty-four weeks ended July 12, 2010, we did not declare any cash dividends. Additionally, during the twenty-four weeks ended July 12, 2010, we paid $3,317 related to dividends declared in fiscal 2010. During fiscal 2010, we declared cash dividends of $0.24 per share of common stock, for a total of $13,178. Dividends payable of $3,317 are included in other current liabilities in our accompanying Consolidated Balance Sheet as of January 31, 2010.

Pursuant to a stock repurchase program (“Stock Repurchase Plan”) authorized by our Board of Directors, we were authorized to repurchase up to an aggregate of $400,000 of our common stock. Through July 12, 2010, the cumulative repurchases of our common stock made under our Stock Repurchase Plan were $365,197 (22,112,083 shares at an aggregate price of $16.52 per share), which did not exceed the aggregate amount authorized by our Board of Directors. The following table summarizes the repurchase of shares of common stock for twenty-four weeks ended July 12, 2010:

Shares repurchased	178,800
Average price per share	$11.59
Total cost, including trading commissions	$2,072
Shares retired	178,800

NOTE 14 — FRANCHISED AND LICENSED OPERATIONS

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

Certain franchisees purchase equipment from us. Prior to the outsourcing of our Carl’s Jr. distribution center operations on July 2, 2010, certain franchisees also purchased food, packaging, and supplies from us. Additionally, franchisees may be obligated to remit lease payments for the use of restaurant facilities owned or leased by us, generally for periods up to 20 years. Under the terms of these leases, franchisees are generally required to pay related occupancy costs, which include maintenance, insurance and property taxes.

Franchised and licensed restaurants and other revenue consisted of the following:

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Royalties	$49,481	$40,007	$84,447	$83,600
Distribution center - food, packaging and supplies	—	86,891	192,188	204,834
Distribution center - equipment	9,662	9,221	21,630	23,646
Rent and other occupancy	19,723	14,615	33,596	33,625
Franchise fees and other	907	854	2,398	5,693
	$79,773	$151,588	$334,259	$351,398

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Franchised and licensed restaurants and other expense consisted of the following:

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Distribution center - food, packaging and supplies	$—	$86,170	$189,346	$203,898
Distribution center - equipment	10,041	9,352	21,567	24,462
Rent and other occupancy	17,272	12,524	27,719	26,797
Other operating expenses	11,277	7,043	15,218	14,542
	$38,590	$115,089	$253,850	$269,699

NOTE 15 — TERMINATION OF FRANCHISE AGREEMENTS

During the twenty-nine weeks ended January 31, 2011, we terminated our franchise agreement with one Carl’s Jr. and one Hardee’s franchisee that operate 59 and 60 franchised restaurants, respectively, as a result of their inability to remedy, on a timely basis, certain defaults under the terms of their respective agreements. We entered into workout agreements with these franchisees, and these franchisees have continued to operate under temporary license agreements.

During the third quarter of fiscal 2010, we terminated our franchise agreement with a Hardee’s franchisee that operated six franchised restaurants as a result of its inability to remedy, on a timely basis, certain defaults under the terms of the agreements and allowed the franchisee to continue to operate under a temporary license agreement while it attempted to sell its restaurants. A new franchisee purchased the six restaurants from the former franchisee during the fourth quarter of fiscal 2011.

During the third and fourth quarters of fiscal 2009, we terminated our franchise agreements with two Hardee’s franchisees that operated 32 and 27 franchised restaurants, respectively, as a result of their inability to remedy, on a timely basis, certain defaults under the terms of the agreements. During the third quarter of fiscal 2009, we assumed full operational control of 32 restaurants formerly operated by the first franchisee, seven of which were subsequently closed, 21 of which we continue to operate, and four of which were subsequently refranchised. We recorded a gain of $615 during fiscal 2009, which is included in facility action charges, net, in connection with this refranchising transaction. A new franchisee purchased the 27 restaurants from the second former franchisee during fiscal 2010.

NOTE 16 — FACILITY ACTION CHARGES, NET

The components of facility action charges, net, were as follows:

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Estimated liability for new restaurant closures	$99	$363	$525	$601
Adjustments to estimated liability for closed restaurants	930	60	558	540
Impairment of assets to be disposed of	75	156	—	1,528
Impairment of assets to be held and used	289	161	3,480	789
(Gain) loss on sales of restaurants and surplus properties, net	(168)	(348)	(260)	220
Amortization of discount related to estimated liability for closed restaurants	272	198	392	461
	$1,497	$590	$4,695	$4,139

During the twenty-nine weeks ended January 31, 2011, we received cash of $326 and recorded a gain of $284 (included above) in connection with the termination of a lease related to a closed restaurant.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment charges recognized in facility action charges, net were recorded against the following asset categories:

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Property and equipment:
Carl’s Jr.	$—	$49	$2,002	$237
Hardee’s	364	254	1,245	2,080
	364	303	3,247	2,317
Property under capital leases:
Carl’s Jr.	—	14	40	—
Hardee’s	—	—	193	—
	—	14	233	—
Total:
Carl’s Jr.	—	63	2,042	237
Hardee’s	364	254	1,438	2,080
	$364	$317	$3,480	$2,317

The following table summarizes the activity in our estimated liability for closed restaurants:

	Carl’s Jr.	Hardee’s	Other	Total
Predecessor:
Balance as of January 31, 2008	$2,776	$7,634	$—	$10,410
Estimated liability for new restaurant closures	—	601	—	601
Estimated liability for refranchising transactions	—	1,924	—	1,924
Usage	(1,009)	(3,159)	—	(4,168)
Adjustments to estimated liability for closed restaurants	336	36	—	372
Amortization of discount	124	337	—	461
Balance as of January 31, 2009	2,227	7,373	—	9,600
Estimated liability for new restaurant closures	284	241	—	525
Usage	(803)	(2,834)	—	(3,637)
Adjustments to estimated liability for closed restaurants	104	289	—	393
Amortization of discount	91	301	—	392
Balance as of January 31, 2010	1,903	5,370	—	7,273
Estimated liability for new restaurant closures	—	363	—	363
Usage	(390)	(1,190)	(22)	(1,602)
Adjustments to estimated liability for closed restaurants	(26)	8	53	35
Amortization of discount	38	160	—	198
Balance as of July 12, 2010(1)	$1,525	$4,711	$31	$6,267

Successor:
Opening balance(1)	$1,469	$4,387	$31	$5,887
Estimated liability for new restaurant closures	—	99	—	99
Usage	(413)	(1,488)	(17)	(1,918)
Adjustments to estimated liability for closed restaurants	290	579	1	870
Amortization of discount	42	230	—	272
Balance as of January 31, 2011	1,388	3,807	15	5,210
Less: current portion, included in other current liabilities	472	1,536	15	2,023
Long-term portion, included in other long-term liabilities	$916	$2,271	$—	$3,187

(1)	In acquisition accounting, we adjusted our estimated liability for closed restaurants.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — SHARE-BASED COMPENSATION

Total share-based compensation expense and associated tax benefits recognized were as follows:

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Share-based compensation expense related to restricted stock awards that contain market or performance conditions	$—	$717	$2,163	$4,970
Share-based compensation expense related to the acceleration of vesting of stock options and awards in connection with Merger	10,587	1,521	—	—
Share-based compensation expense related to Units that contain performance conditions	1,390	—	—	—
All other share-based compensation expense	1,269	2,472	5,993	7,564
Total share-based compensation expense	$13,246	$4,710	$8,156	$12,534
Associated tax benefits	$—	$1,804	$2,681	$3,684

Share-Based Compensation Arrangements

Successor

In connection with the Merger, certain affiliates of Apollo Management, certain members of our senior management team and our board of directors formed Apollo CKE Holdings, L.P., a limited partnership (the “Partnership”) to fund the equity contribution to CKE Restaurants, Inc. The Partnership also granted 5,108,333 profit sharing interests in the Partnership to certain of our senior management team and directors in the form of time vesting and performance vesting Units. Under certain circumstances, a portion of the Units may become subject to both performance and market conditions.

The time vesting Units will vest in four equal annual installments from the date of grant. The performance vesting Units will vest or convert to a time vesting schedule upon achievement of certain financial or investment targets. Prior to a change in control or qualified initial public offering (“IPO”), our performance against such targets will be determined based upon a specified formula driven by our earnings before interest, income taxes, depreciation and amortization (“EBITDA”), subject to adjustments by the general partner of the Partnership. These performance criteria will be assessed on a quarterly basis beginning with the quarter ending August 13, 2012. Upon a change in control event or IPO, our performance against the specified targets will be based upon a formula driven by the proceeds generated from such transaction. We recognize share-based compensation expense related to the performance vesting Units when we deem the achievement of performance goals to be probable.

The grant date fair value of the Units was estimated using the Black-Scholes option pricing model. The weighted-average assumptions used for Units granted in connection with the Merger were as follows:

Successor
Annual dividend yield	—
Expected volatility	57.00%
Risk-free interest rate (matched to the expected term of the Units)	1.69%
Expected life (years)	4.56
Weighted-average grant date fair value (actual dollars per Unit)	$3.52

Other than the grant of 5,108,333 time and performance Units in connection with the Merger, there have been no other grants, forfeitures or vesting of Units during the twenty-nine weeks ended January 31, 2011. We recorded $2,659 of share-based compensation expense related to the Units during the twenty-nine weeks ended January 31, 2011. The maximum unrecognized compensation cost for the time and performance vesting Units was $15,297 as of January 31, 2011.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Merger, the vesting of all outstanding unvested Predecessor options and restricted stock awards was accelerated immediately prior to closing. As a result of the acceleration, we recorded $10,587 in share-based compensation expense during the twenty-nine weeks ended January 31, 2011 within general and administrative expense in our accompanying Consolidated Statement of Operations related to the post-Merger service period for certain stock options and awards (see also Predecessor below).

Predecessor

In connection with the Merger, all outstanding options became fully vested and exercisable immediately prior to closing, under our then existing stock incentive plans, which included the 2005 Omnibus Incentive Compensation Plan, 2001 Stock Incentive Plan, and 1999 Stock Incentive Plan (collectively the “Predecessor Plans”). To the extent that such stock options had an exercise price less than $12.55 per share, the holders of such stock options were paid an amount in cash equal to $12.55 less the exercise price of the stock option. In addition, all outstanding restricted stock awards became fully vested immediately prior to the closing and were treated as a share of our common stock for all purposes under the Merger Agreement. We recorded $1,521 in stock compensation expense related to the acceleration of options and restricted stock awards from Predecessor Plans during the twenty-four weeks ended July 12, 2010.

The 2005 Omnibus Incentive Compensation Plan, as amended, (“2005 Plan”), was an “omnibus” stock plan that provided for the issuance of a variety of equity vehicles, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted incentive stock grants, stock appreciation rights and stock units. Options granted under the 2005 Plan had a term of ten years from the date of grant and vested on terms approved by the Compensation Committee. Options were granted at a price equal to the fair market value of the underlying common stock on the date of grant. Restricted stock awards were awarded with an exercise price of $0. The 2005 Plan was terminated on July 12, 2010 in connection with the Merger.

The 2001 Stock Incentive Plan (“2001 Plan”) Plan was established as a “broad-based plan”, as defined by the New York Stock Exchange. Awards granted to eligible employees under the 2001 Plan were not restricted as to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee. Options had a term of ten years from the date of grant. Options were granted at a price equal to the fair market value of the underlying common stock on the date of grant. The 2001 Plan was terminated on July 12, 2010 in connection with the Merger.

The 1999 Stock Incentive Plan, as amended, (“1999 Plan”) did not restrict the awards granted to eligible employees to any specified form or structure, with such form, vesting and pricing provisions determined by the Compensation Committee. Options had a term of ten years from the date of grant, except for incentive stock options granted to 10% or greater stockholders of CKE, which had a term of five years from the date of grant. Options were issued at a price equal to the fair market value of the underlying common stock on the date of grant, except that incentive stock options granted to 10% or greater stockholders of CKE could not be granted at less than 110% of the fair market value of the common stock on the date of grant. Restricted stock awards were awarded with an exercise price of $0 per share. The 1999 Plan terminated on March 16, 2009.

In general, options issued under the Predecessor Plans had a term of ten years and vested over a period of three years. We generally issued new shares of common stock for option exercises. The grant date fair value was calculated using a Black-Scholes option valuation model. There were no options issued during the twenty-four weeks ended July 12, 2010. The weighted-average assumptions used for stock options granted during fiscal 2010 and 2009 were as follows:

	Predecessor
	2010	2009
Annual dividend yield	2.79%	2.16%
Expected volatility	46.17%	58.07%
Risk-free interest rate (matched to the expected term of the outstanding option)	3.01%	1.84%
Expected life (years)	6.29	6.17
Weighted-average grant date fair value	$3.02	$3.93

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option transactions under the Predecessor Plans for the twenty-four weeks ended July 12, 2010 were as follows:

	Shares	Weighted-Average Exercise Price
Outstanding as of January 31, 2010	4,434,441	$10.63
Granted	—	—
Exercised	(154,317)	6.89
Forfeited	(51,660)	9.05
Expired	(62,671)	14.66
Outstanding prior to Merger on July 12, 2010 (1)	4,165,793	10.73

(1)	In connection with the Merger, each of the outstanding options vested and were cancelled and converted into the right to receive the excess of $12.55 over the exercise price of the option.

Excluding the options exercised in connection with the Merger, the total intrinsic value of stock options exercised during the twenty-four weeks ended July 12, 2010, fiscal 2010 and fiscal 2009 was $809, $878, and $964, respectively. The total intrinsic value of stock options accelerated and vested in connection with the Merger was $11,460.

Restricted stock award transactions under the Predecessor Plans for the twenty-four weeks ended July 12, 2010 were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock awards as of January 31, 2010	1,086,950	$10.79
Modification of restricted stock awards (old)	(494,736)	10.03
Modification of restricted stock awards (new)	494,736	7.09
Forfeited	(78,484)	15.78
Outstanding restricted stock awards prior to the Merger on July 12, 2010(1)	1,008,466	8.96

(1)	In connection with the Merger, all outstanding restricted stock awards vested and were treated as a share of our common stock at closing.

The total grant date fair value of restricted stock awards vested in connection with the Merger was $9,036. The total grant date fair value of restricted stock awards vested during fiscal 2010 and 2009 was $5,532 and $11,294, respectively.

During the twenty-four weeks ended July 12, 2010, the employment agreements of certain key executives were amended, resulting in certain modifications to the restricted stock awards outstanding under the Predecessor Plans. These amendments reallocated certain restricted stock awards that contained performance conditions to time-based restricted stock awards. Additionally, the employment agreements amended the vesting criteria for restricted stock awards that contained market or performance conditions. The unvested restricted stock awards immediately preceding the Merger consisted of 579,730 restricted stock awards and 428,736 performance-based restricted stock awards.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan

Under the terms of our Predecessor Employee Stock Purchase Plan (“ESPP”), eligible employees were able to voluntarily purchase, at current market prices, our common stock through payroll deductions. The ESPP was suspended on February 26, 2010 in connection with the Prior Merger Agreement and was subsequently terminated on July 12, 2010 in connection with the Merger. Pursuant to the ESPP, employees were able to contribute an amount between 3% and 15% of their base salaries. We contributed varying amounts, as specified in the ESPP. During the twenty-four weeks ended July 12, 2010, fiscal 2010 and fiscal 2009 16,039, 359,414 and 299,335 shares, respectively, were purchased and allocated to employees, based upon their contributions, at an average price of $8.60, $8.79, and $9.83 per share, respectively. During the Predecessor twenty-four weeks ended July 12, 2010, we contributed $218 or an equivalent of 25,678 shares. Subsequent to the suspension of the ESPP, we made cash payments in lieu of ESPP matching contributions of $515 and $379 during the Predecessor twenty-four weeks ended July 12, 2010 and Successor twenty-nine weeks ended January 31, 2011, respectively. We contributed $1,019 or an equivalent of 111,480 shares for fiscal 2010 (Predecessor) and $1,269 or an equivalent of 120,686 shares for fiscal 2009 (Predecessor).

NOTE 18 — EMPLOYEE RETIREMENT PLAN

We sponsor a contributory plan (“401(k) Plan”) to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (“IRC”) for eligible employees, except certain hourly operations employees and highly compensated employees. Participants may elect to contribute up to 25% of their annual salaries on a pre-tax basis to the 401(k) Plan, subject to the maximum contribution allowed by the IRC. Our matching contributions are determined at the discretion of our Board of Directors. For the Successor twenty-nine weeks ended January 31, 2011, Predecessor twenty-four weeks ended July 12, 2010, fiscal 2010 (Predecessor) and fiscal 2009 (Predecessor), we did not make matching contributions to the 401(k) Plan.

NOTE 19 — RELATED PARTY TRANSACTIONS

Transactions with Apollo Management

In connection with the Merger, we entered into a management services agreement with Apollo Management. Pursuant to the management services agreement, Apollo Management received on the closing date cash consideration of $10,020 for services and reimbursable expenses in connection with the Merger. We recorded $5,010 of these costs in other operating expenses, net in our Consolidated Statement of Operations (Successor) for the twenty-nine weeks ended January 31, 2011 and capitalized $5,010 in debt issuance costs.

In addition, pursuant to the management services agreement and in exchange for on-going investment banking, management, consulting, and financial planning services that will be provided to us by Apollo Management and its affiliates, Apollo Management will receive an aggregate annual management fee of $2,500, which may be increased at Apollo Management’s sole discretion up to an amount equal to two percent of our Adjusted EBITDA, as defined in our Credit Facility. The management services agreement provides for a ten year term, which may be terminated earlier in the event of an IPO for fees remaining under the term of the agreement discounted at a 10% rate. We recorded $1,260 in management fees, which are included in general and administrative expense in our Consolidated Statement of Operations (Successor) for the twenty-nine weeks ended January 31, 2011.

The management services agreement also provides that affiliates of Apollo Management may receive future fees in connection with certain future financing and acquisition or disposition transactions. The management services agreement includes customary exculpation and indemnification provisions in favor of Apollo Management and its affiliates.

Transactions with Successor Board of Directors

Certain members of our Successor Board of Directors are also our franchisees. These franchisees regularly pay royalties and purchase equipment and other products from us on the same terms and conditions as our other franchisees. During the twenty-nine weeks ended January 31, 2011, total revenue generated from related party franchisees was $3,597, which is included in franchised and licensed restaurants and other revenue in our Consolidated Statement of Operations. As of January 31, 2011, our related party trade receivables from franchisees were $216.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transactions with Predecessor Board of Directors

Certain members of our Predecessor Board of Directors were also our franchisees. These franchisees regularly paid royalties and purchased food, equipment and other products from us on the same terms and conditions as our other franchisees. During the twenty-four weeks ended July 12, 2010, fiscal 2010 and fiscal 2009, total revenue generated from related party franchisees was $36,775, $78,839 and $83,326, respectively, which is included in franchised and licensed restaurants and other revenue in our Consolidated Statements of Operations. As of January 31, 2010, our related party trade receivables from franchisees were $5,037.

We leased various properties, including certain of our corporate offices and two restaurants from a Partnership and a Trust, both of which are related parties of a member of our Predecessor Board of Directors. Lease payments under these leases for the twenty-four weeks ended July 12, 2010, fiscal 2010 and fiscal 2009 amounted to $90, $1,824, and $1,034, respectively.

See Note 7 for a discussion of related party purchase and sale transactions.

NOTE 20 — INCOME TAXES

Income tax (benefit) expense consisted of the following:

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Current:
Federal	$(1,481)	$(1,042)	$534	$828
State	313	(26)	1,617	1,061
Foreign	817	599	1,030	1,611
	(351)	(469)	3,181	3,500
Deferred:
Federal	(9,934)	6,521	26,544	18,736
State	(1,056)	1,720	(14,747)	(703)
	(10,990)	8,241	11,797	18,033
Total	$(11,341)	$7,772	$14,978	$21,533

The following is a reconciliation of income tax (benefit) expense at the federal statutory rate of 35% to our income tax (benefit) expense:

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Income tax (benefit) expense at statutory rate	$(14,029)	$89	$22,112	$20,472
State income taxes, net of federal income tax effect	(483)	1,101	(8,535)	233
Nondeductible compensation	4,625	—	1,877	1,750
Nondeductible transaction costs	1,284	7,091	—	—
Other, net	(2,738)	(509)	(476)	(922)
	$(11,341)	$7,772	$14,978	$21,533

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of January 31, 2011 and 2010, temporary differences and carryforwards gave rise to a significant amount of deferred income tax assets and liabilities as follows:

	Successor	Predecessor
	2011	2010
Estimated liability for closed restaurants	$2,315	$3,225
Net operating loss carryforwards	23,754	20,101
Basis difference in fixed assets	(58,757)	(23,391)
Goodwill and other intangible assets	(171,128)	18,301
Reserves and allowances	27,966	24,254
Capital leases	2,464	10,611
Federal and state tax credits	22,916	17,539
Interest rate swap agreements	—	6,066
Other	9,561	3,241
	(140,909)	79,947
Valuation allowance	(7,958)	(13,131)
Net deferred income tax (liability) asset	$(148,867)	$66,816

As of January 31, 2010, we maintained a valuation allowance of $13,131 against a portion of our deferred income tax assets related to state net operating losses, state tax credits, and certain other temporary differences because we had concluded that realization of such deferred income tax assets was not more likely than not. In evaluating the need for a valuation allowance, we consider all available evidence, positive and negative, including cumulative historical earnings in recent years, estimated future taxable income exclusive of reversing temporary differences on a jurisdictional basis and statutory expiration dates of NOL carryforwards. During the Predecessor twenty-four weeks ended July 12, 2010, we increased our valuation allowance by $635, which resulted in $413 of income tax expense, net of related federal income tax effect. As a result of the Merger, significant limitations were placed on our ability to utilize certain of our state NOL carryforwards. Accordingly, we decreased the gross carrying value of such deferred income tax assets by $11,505 and decreased the associated valuation allowance by $5,854, which resulted in a $3,673 increase in the goodwill recorded in connection with the Merger, net of related federal income tax effect. During the Successor twenty-nine weeks ended January 31, 2011, we increased our valuation allowance by $46, which resulted in $30 of income tax expense, net of related federal income tax effect.

As of January 31, 2011, the remaining valuation allowance of $7,958 relates to our state capital loss carryforwards, certain state NOL carryforwards and a portion of our state income tax credits. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, even if we generate consolidated taxable income, since certain deferred income tax assets are subject to various limitations and may only be used to offset income of certain entities, in certain jurisdictions or of a certain character.

As of January 31, 2011, we have federal NOL carryforwards of approximately $40,570, which would expire, if unused, in fiscal 2031.  As of January 31, 2011, we have federal alternative minimum tax (“AMT”) credit, general business tax credit and foreign tax credit carryforwards of approximately $16,413. Our AMT credits will be carried forward until utilized, and our general business tax credits and foreign tax credits would expire, if unused, in varying amounts in fiscal 2015 through 2031. As of January 31, 2011, we have state tax credit carryforwards of $7,656, which can be carried forward indefinitely but are subject to substantive limitations with regard to utilization. As of January 31, 2011, we have state NOL carryforwards in the amount of approximately $475,282, which expire in varying amounts in fiscal 2012 through 2031. As of January 31, 2011, we have recognized $1,177 of net deferred income tax assets related to our state income tax credit carryforwards and $8,387 of net deferred income tax assets related to our state NOL carryforwards, which represent our expected future tax savings from such carryforwards.

The federal and state tax credits and the state NOL carryforwards reflected in our income tax returns, as filed, include the impact of uncertain tax positions taken in open years. Accordingly, they are larger than the tax credits and NOL carryforwards for which deferred income tax assets are recognized for financial statement purposes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of past or future ownership changes.  We are in the process of determining the net operating loss limitation related to the change in ownership that occurred in connection with the Merger. Accordingly, the amount of NOL carryforwards that may be available to offset our future taxable income is not finalized.  We expect that the annual limitation, once finalized, will result in a reduction of the future benefit of our existing NOL carryforwards. As a result, we have utilized an estimate of the annual limitation to reduce the net deferred income tax assets related to our state NOL carryforwards to $8,387.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Unrecognized tax benefits, beginning of period	$15,592	$15,905	$17,194	$19,378
Gross increases related to tax positions taken in prior periods	—	—	13	19
Gross decreases related to tax positions taken in prior periods	(1,565)	(90)	(320)	(464)
Gross increases related to tax positions taken in the current period	149	63	341	424
Gross decreases related to tax positions taken in the current period	—	(286)	(1,323)	(2,163)
Unrecognized tax benefits, end of period	$14,176	$15,592	$15,905	$17,194

Included in the balance of unrecognized tax benefits as of January 31, 2011, are $2,776 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of January 31, 2011, are $11,400 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred income taxes, income taxes payable and valuation allowance. Amounts recorded for interest and penalties in connection with the unrecognized tax benefits noted above were not significant as of January 31, 2011 and 2010.

We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $857 may be necessary within the coming year as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken in fiscal 2012.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We have carried forward various federal and state NOL and income tax credits to income tax years that remain open by statute. As a result, such NOL and income tax credit carryforwards remain subject to adjustment by the respective tax authorities. Our federal income tax returns from fiscal 2008 and subsequent years are open for examination. In addition, our state income tax returns generally have statutes of limitations ranging from three to four years from the filing date.

NOTE 21 — SEGMENT INFORMATION

We are principally engaged in developing, operating, franchising and licensing our Carl’s Jr. and Hardee’s quick-service restaurant concepts, each of which is considered an operating segment that is managed and evaluated separately. In addition to using consolidated results in evaluating our financial results, a primary measure used by our executive management in assessing the performance of existing restaurant concepts is segment income. Segment income is defined as income from operations excluding general and administrative expenses, facility action charges, net, and other operating expenses, net. Our general and administrative expenses include allocations of corporate general and administrative expenses, such as share-based compensation expense, to each segment based on management’s analysis of the resources applied to each segment. Because facility action charges are associated with impaired, closed or subleased restaurants, these charges are excluded when assessing our ongoing operations. Other operating expenses, net consists of transaction-related costs and the gain on sale of our Distribution Center assets, and are also excluded when assessing our ongoing operations. Interest expense has been allocated based on the use of funds. Certain amounts that we do not believe would be proper to allocate to the operating segments are included in “Other” (e.g., gains or losses on sales of long-term investments).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the twenty-nine weeks ended January 31, 2011, we revised our measurement of segment profit to conform to the views of our executive management in light of the Transactions. To enhance comparability between periods presented, we have revised our segment information for previous periods to conform with the current presentation. Previously, we presented operating income as our measurement of segment profit. Other than the aforementioned change to our measurement of segment profit, the accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1).

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Revenue:
Carl’s Jr.	$353,020	$383,234	$852,479	$886,349
Hardee’s	325,103	268,523	565,462	595,487
Other	403	362	792	874
Total	$678,526	$652,119	$1,418,733	$1,482,710

Segment income:
Carl’s Jr.	$48,429	$43,666	$115,849	$126,968
Hardee’s	59,121	48,254	101,004	100,954
Other	226	208	472	540
Total	107,776	92,128	217,325	228,462
Less: General and administrative expense	(84,347)	(58,806)	(133,135)	(140,303)
Less: Facility action charges, net	(1,497)	(590)	(4,695)	(4,139)
Less: Other operating expenses, net	(20,003)	(10,249)	—	—
Operating income	1,929	22,483	79,495	84,020
Interest expense	(43,689)	(8,617)	(19,254)	(28,609)
Other income (expense), net	1,677	(13,609)	2,935	3,078
(Loss) income before income taxes	$(40,083)	$257	$63,176	$58,489

Depreciation and amortization:
Depreciation and amortization included in segment income:
Carl’s Jr.	$20,941	$15,586	$33,002	$29,511
Hardee’s	20,396	16,214	33,224	29,275
Other	—	—	—	—
Other depreciation and amortization(1)	1,580	1,903	4,838	4,711
Total depreciation and amortization	$42,917	$33,703	$71,064	$63,497

	Successor		Predecessor
	January 31, 2011		January 31, 2010
Total assets:
Carl’s Jr.	$764,256		$300,329
Hardee’s	648,569		368,889
Other	67,235		154,325
Total	$1,480,060		$823,543

(1)	Represents depreciation and amortization excluded from the computation of segment income.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 — SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information:

	Successor	Predecessor
	Twenty-Nine Weeks Ended January 31, 2011	Twenty-Four Weeks Ended July 12, 2010	Fiscal 2010	Fiscal 2009
Cash paid for (received from):
Interest, net of amounts capitalized(1)	$52,511	$8,299	$19,590	$21,753
Income taxes, net	(6,474)	530	7,747	1,252

Non-cash investing and financing activities:
Proceeds receivable from sale of Distribution Center assets	—	1,992	—	—
Dividends declared, not paid	—	—	3,317	3,279
Capital lease obligations incurred to acquire assets	93	4,179	15,951	6,485
Accrued property and equipment purchases	3,158	4,593	7,152	9,486

(1)
Cash paid for interest, net of amounts capitalized, includes $14,844, $3,750, $8,912 and 2,800 of payments related to our fixed rate interest rate swap agreements during the twenty-nine weeks ended January 31, 2011, twenty-four weeks ended July 12, 2010, fiscal 2010 and fiscal 2009, respectively.

The cash used in financing activities related to the repurchase of common stock for fiscal 2009 differs from the repurchase of common stock in our accompanying Consolidated Statements of Stockholders’ Equity by $268, reflecting the timing difference between the recognition of share repurchase transactions and their settlement for cash.

NOTE 23 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents our summarized quarterly results:

	Predecessor		Successor
		2nd Quarter
	1st Quarter	Eight Weeks Ended July 12, 2010	Four Weeks Ended August 9, 2010(1)	3rd Quarter(1)	4th Quarter
Fiscal 2011:
Total revenue	$435,185	$216,934	$96,944	$284,539	$297,043
Operating income (loss)	13,546	8,937	(22,932)	14,219	10,642
Net loss	(3,093)	(4,422)	(22,972)	(170)	(5,600)

	Predecessor
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2010:
Total revenue	$446,804	$335,967	$324,217	$311,745
Operating income	29,675	22,168	16,262	11,390
Net income	14,395	12,250	6,157	15,396

(1)	We have retrospectively adjusted our historical financial data for changes in our acquisition accounting related to the Merger (see Note 2).

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the seasonal nature of the quick-service restaurant industry and unpredictable weather conditions, which may affect sales volume and food costs. In addition, the first quarter of our fiscal year is comprised of four four-week accounting periods and all other quarters have three four-week accounting periods, except our fourth quarter of fiscal 2011, which contains one additional week (see Note 1).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24 — COMMITMENTS AND CONTINGENT LIABILITIES

Letters of Credit

Pursuant to our Credit Facility, we may borrow up to $100,000 for senior secured revolving facility loans, swingline loans and letters of credit (see Note 11). We have several standby letters of credit outstanding under our Credit Facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of January 31, 2011, we had outstanding letters of credit of $34,933, expiring at various dates through August 2011.

Unconditional Purchase Obligations

As of January 31, 2011, we had unconditional purchase obligations in the amount of $77,261, which consisted primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

Employment Agreements

We entered into employment agreements with certain key executives (the “Employment Agreements”), dated July 12, 2010. Pursuant to the terms of the Employment Agreements, each executive is entitled to receive certain payments that will be paid out over the next two to three years, in accordance with such executive’s Employment Agreement. In addition, each executive will be entitled to payments that may be triggered by the termination of employment under certain circumstances, as set forth in each Employment Agreement. If certain provisions are triggered, the affected executive will be entitled to receive an amount equal to his base salary for the remainder of the current employment term, except our Chief Executive Officer who shall be entitled to receive an amount equal to his minimum base salary multiplied by six, and our President and Chief Legal Officer and our Chief Financial Officer each of whom shall be entitled to receive an amount equal to the respective minimum base salary multiplied by three. The affected executive may also be entitled to receive additional cash payments consisting of a pro-rata portion of his current year bonus and a portion of his retention bonus. If all payment provisions of the Employment Agreements had been triggered as of January 31, 2011, we would have been required to make cash payments of approximately $17,090.

Litigation

Putative consolidated stockholder class action lawsuits were filed in the Delaware Court of Chancery and in the Superior Court of California for the County of Santa Barbara regarding the Prior Merger Agreement. On May 12, 2010, the plaintiffs in the Delaware Court of Chancery action filed an amended complaint against the Company, each of its directors, Apollo Management, Parent and Merger Sub that dropped the challenge to the Prior Merger Agreement and instead sought to enjoin the Merger (the “Delaware Action”). On November 18, 2010, the Delaware Court of Chancery issued an Order and Final Judgment approving a settlement and resolving and releasing all claims. On November 30, 2010, the plaintiffs in the consolidated putative stockholder class action filed in the Superior Court of California for the County of Santa Barbara (the “California Action”) voluntarily filed a request for dismissal of their claims with prejudice. The settlements of the Delaware Action and the California Action are now complete and all actions have been dismissed.

We are currently involved in other legal disputes related to employment claims, real estate claims and other business disputes. As of January 31, 2011, our accrued liability for litigation contingencies with a probable likelihood of loss was $325, with an expected range of losses from $325 to $1,475. With respect to employment matters, our most significant legal disputes relate to employee meal and rest break disputes, and wage and hour disputes. Several potential class action lawsuits have been filed in the State of California, regarding such employment matters, each of which is seeking injunctive relief and monetary compensation on behalf of current and former employees. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of these actions. As of January 31, 2011, we estimated the contingent liability of those losses related to litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome and for which a range of loss can be reasonably estimated, to be in the range of $1,530 to $5,045. In addition, we are involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of April 18, 2010, by and among Columbia Lake Acquisition Holdings, Inc., Columbia Lake Acquisition Corp. and CKE Restaurants, Inc.*
3.1	Articles of Incorporation of CKE Restaurants, Inc.*
3.2	Bylaws of CKE Restaurants, Inc.*
4.1	Senior Secured Second Lien Notes Indenture, dated as of July 12, 2010, between Columbia Lake Acquisition Corp. and Wells Fargo Bank, National Association, as Trustee*
4.2
First Supplemental Indenture, dated as of July 12, 2010, by and among CKE Restaurants, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, to the Senior Secured Second Lien Notes Indenture, dated as of July 12, 2010, between Columbia Lake Acquisition Corp. and Wells Fargo Bank, National Association, as Trustee*

4.3
Form of 11.375% Senior Secured Second Lien Notes due 2018 (included in the Indenture filed as Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-169977) by the Company on October 15, 2010)*

4.4
Registration Rights Agreement, dated July 12, 2010, by and among Columbia Lake Acquisition Corp., CKE Restaurants, Inc, and the Guarantors party thereto and Morgan Stanley & Co. Incorporated, Citigroup Global Markets, Inc. and RBC Capital Markets Corporation, as Initial Purchasers*

10.1
Credit Agreement, dated as of July 12, 2010, among Columbia Lake Acquisition Holdings, Inc., Columbia Lake Acquisition Corp. (merged with and into CKE Restaurants, Inc.), as Borrower, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, Citicorp North America, Inc. and Royal Bank of Canada, as Co-Syndication Agents, and Morgan Stanley Senior Funding, Inc., Citicorp Global Markers Inc. and RBC Capital Markets, as Joint Bookrunners and Joint-Lead Arrangers*

10.2
Intercreditor Agreement, dated as of July 12, 2010, among Morgan Stanley Senior Funding, Inc., as Credit Agreement Agent, each Other First-Priority Lien Obligations Agent party thereto, Wells Fargo Bank, National Association, as Trustee, and each collateral agent for any Future Second Lien Indebtedness party thereto*

10.3
Collateral Agreement, dated as of July 12, 2010, among Columbia Lake Acquisition Corp. (merged with and into CKE Restaurants, Inc.), as Issuer, each Guarantor identified therein, and Wells Fargo Bank, National Association, as Trustee and Collateral Agent*

10.4
Guarantee and Pledge Agreement, dated as of July 12, 2010, between Columbia Lake Acquisition Corp. (merged with and into CKE Restaurants, Inc.) and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent**

10.5	Notes Copyright Security Agreement, dated as of July 12, 2010, among the Guarantors identified therein and Wells Fargo Bank, National Association, as Trustee and Collateral Agent*
10.6	Copyright Security Agreement, dated as of July 12, 2010, among the Grantors identified therein, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent**
10.7	Notes Patent Security Agreement, dated as of July 12, 2010, among the Guarantors identified therein and Wells Fargo Bank, National Association, as Trustee and Collateral Agent*
10.8	Patent Security Agreement, dated as of July 12, 2010, among the Grantors identified therein and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent**
10.9	Notes Trademark Security Agreement, dated as of July 12, 2010, among the Guarantors identified therein and Wells Fargo Bank, National Association, as Trustee and Collateral Agent*
10.10	Trademark Security Agreement, dated as of July 12, 2010, among the Grantors identified therein and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent**
10.11	Management Services Agreement, dated as of July 12, 2010, among CKE Restaurants, Inc., Columbia Lake Acquisition Holdings, Inc., and Apollo Management VII, L.P.*
10.12
Limited Partnership Agreement of Apollo CKE Holdings, L.P., dated as of July 12, 2010, among Apollo CKE GP, LLC, as the General Partner, Apollo CKE Investors, L.P., as a Limited Partner, and the Management Limited Partners, each as a Limited Partner*

10.13	Employment Agreement with Andrew F. Puzder*
10.14	Employment Agreement with E. Michael Murphy*
10.15	Employment Agreement with Theodore Abajian*
12.1	Ratio of Earnings to Fixed Charges for CKE Restaurants, Inc.**
18.1	Preferability Letter of Independent Registered Public Accounting Firm**
21.1	Subsidiaries of CKE Restaurants, Inc.**
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934**
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934**
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350***
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350***

(*)	Filed previously by the Company as an exhibit to the Registration Statement on Form S-4 (File No. 333-169977) on October 15, 2010.
(**)	Filed herewith.
(***)	Furnished herewith.