Form 10-K/A
period 2011-01-31
CKE RESTAURANTS INC
filed 2011-05-25
CIK 919628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended January 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
From the transition period from ________ to ________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates is zero. There is currently no established public trading market for the registrant's equity securities. As of May 20, 2011, an aggregate of 100 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

On April 15, 2011, CKE Restaurants, Inc. (“CKE”) filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2011 (the “Annual Report”) with the Securities and Exchange Commission (“SEC”).  CKE is filing this Amendment No. 1 to the Annual Report (this “Amendment”) for the purpose of including the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, as permitted under General Instruction G(3) to Form 10-K.  In connection with the filing of this Amendment, CKE is also including certain currently dated certifications of our Chief Executive Officer and Chief Financial Officer.  This Amendment makes reference to the date of the Annual Report, and CKE has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Annual Report, or modified or updated the disclosures contained in the Annual Report in any way other than as specifically set forth in this Amendment.  Accordingly, this Amendment should be read in conjunction with the Annual Report and other filings made by CKE with the SEC subsequent thereto.

On July 12, 2010, CKE completed a merger with Columbia Lake Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of CKE Holdings, Inc. (“Parent”), formerly known as Columbia Lake Acquisition Holdings, Inc., a Delaware corporation, providing for the merger of Merger Sub with and into CKE (the “Merger”), with CKE surviving the Merger as a wholly-owned subsidiary of Parent, pursuant to the Agreement and Plan of Merger, dated April 18, 2010 (“Merger Agreement”).  Parent is indirectly controlled by investment entities managed by Apollo Management VII, L.P. ("Apollo Management").  For the purposes of presentation and disclosure, all references to “Predecessor” relate to CKE and its consolidated subsidiaries for periods prior to the Merger.  All references to “Successor” relate to CKE and its consolidated subsidiaries merged with Merger Sub for periods subsequent to the Merger.  References to “we”, “us”, “our” and the “Company” relate to the Predecessor for the periods prior to the Merger and to the Successor for periods subsequent to the Merger.

We operate on a retail accounting calendar.  Our fiscal year ends on the last Monday in January and typically has 13 four-week accounting periods.  For clarity of presentation, we generally label all fiscal year ends as if the fiscal year ended January 31 (e.g., the fiscal year ended January 25, 2010, is referred to as fiscal 2010 or the fiscal year ended January 31, 2010).  References made to our fiscal year ended January 31, 2011, or fiscal 2011, refer to the combined Predecessor twenty-four weeks ended July 12, 2010 and the Successor twenty-nine weeks ended January 31, 2011.  The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters generally have three periods, or 12 weeks.  Our fiscal year ended January 31, 2011, contains 53 weeks, whereby the one additional week is included in our fourth quarter.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages, principal occupations, business experience and directorships of our directors as of May 24, 2011:

Name and Age		Position, Principal Occupation, Business Experience and Directorships

Andrew F. Puzder	60
Mr. Puzder became, upon completion of the Merger, a member of our board of directors and our Chief Executive Officer. Prior to the completion of the Merger, Mr. Puzder served as a member of our board of directors since 2001 and Chief Executive Officer since September 2000. From September 2000 to January 2009, he served as our President. From February 1997 to September 2000, he served as our Executive Vice President, General Counsel and Secretary. Mr. Puzder was also Executive Vice President of Fidelity National Financial, Inc. (“FNF”) from January 1995 to June 2000. Mr. Puzder was a partner in the Costa Mesa, California law firm of Lewis, D’Amato, Brisbois & Bisgaard from September 1991 to March 1994, and a shareholder in the Newport Beach, California law firm of Stradling Yocca Carlson & Rauth from March 1994 until joining FNF in 1995.  Based on Mr. Puzder’s executive leadership, management experience, extensive knowledge of our operations, competitive challenges, opportunities and long-term strategy, and in light of our ownership structure, the board believes that it is appropriate for Mr. Puzder to serve as our director.

Peter P. Copses	52
Mr. Copses became, upon completion of the Merger, Chairman of our board of directors. Mr. Copses co-founded Apollo Management, L.P. in 1990. Prior to joining Apollo, Mr. Copses was an investment banker at Drexel Burnham Lambert Incorporated, and subsequently at Donaldson, Lufkin, & Jenrette Securities, concentrating on the structuring, financing and negotiation of mergers and acquisitions. Mr. Copses has served as the Chairman of the board of directors of Claire’s Stores, Inc., a leading specialty retailer offering value-priced accessories and jewelry, since May 2007. Mr. Copses has also served as a director of RBS Global, Inc., a diversified, multi-platform industrial company, since July 2006. Mr. Copses served as a director of Linens ‘n Things, Inc. (“LNT”), a retailer of home textiles, housewares and decorative home accessories, from February 2006 until February 2010. Mr. Copses also served as a director of Rent-A-Center, Inc., the nation’s largest operator of rent-to-own stores, from August 1998 to December 2007. Over the course of the past 20 years, Mr. Copses has served on the board of directors of several other retail businesses, including General Nutrition Centers, Inc. (“GNC”) and Zale Corporation.  In light of our ownership structure and Mr. Copses’ position with Apollo, his knowledge of the retail industry and his extensive financial and business experience, including his background as an investment banker, the board believes it is appropriate for Mr. Copses to serve as our director.

Name and Age		Position, Principal Occupation, Business Experience and Directorships

Robert J. DiNicola	63
Mr. DiNicola became, upon completion of the Merger, a member of our board of directors. Mr. DiNicola has served as a director of Claire’s Stores, Inc. since May 2007 and also serves as the Senior Retail Advisor for Apollo Management, L.P. Mr. DiNicola served as Chief Executive Officer and Chairman of the Board of LNT from February 2006 until May 2008, when LNT and its parent company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court, District of Delaware, which was converted to a Chapter 7 liquidation in February 2010. Mr. DiNicola served as Executive Chairman of GNC from December 2004 to March 2007, and as the interim CEO and Chairman of GNC from December 2004 to June 2005. Mr. DiNicola also held numerous positions with Zale Corporation, including Chief Executive Officer from April 1994 to 2002, and Chairman of the Board from April 1994 to 2004. Prior to joining Zale Corporation, Mr. DiNicola served as the Chairman and Chief Executive Officer of the Bon Marché, a division of Federated Department Stores. Beginning his retail career in 1972, Mr. DiNicola has also worked for Macy’s and The May Department Stores Company.  In light of our ownership structure and Mr. DiNicola’s knowledge of the retail industry and our competitive challenges and opportunities gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. DiNicola to serve as our director.

George G. Golleher	63
Mr. Golleher became, upon completion of the Merger, a member of our board of directors. Since May 2007, Mr. Golleher has served as a director of Claire’s Stores, Inc. and as Chairman and Chief Executive Officer of Smart & Final Inc., an operator of warehouse grocery stores. Mr. Golleher was a director of Simon Worldwide, Inc., a promotional marketing company, from September 1999 to April 2006, and was also its Chief Executive Officer from March 2003 to April 2006. From March 1998 to May 1999, Mr. Golleher served as President, Chief Operating Officer and director of Fred Meyer, Inc., a food and drug retailer. Prior to joining Fred Meyer, Inc., Mr. Golleher served for 15 years with Ralphs Grocery Company until March 1998, ultimately as the Chief Executive Officer and Vice Chairman of the Board. From 2002 until April 2009, Mr. Golleher served as a director of Rite Aid Corporation, one of the largest retail drugstore chains in the United States. Mr. Golleher has also been a business consultant and private equity investor since June 1999.  In light of our ownership structure and Mr. Golleher’s knowledge of the retail industry and our competitive challenges and opportunities gained through his executive leadership and management experience in the retail industry, the board believes it is appropriate for Mr. Golleher to serve as our director.

Lance A. Milken	35
Mr. Milken became, upon completion of the Merger, a member of our board of directors. Mr. Milken is a Partner at Apollo Management, L.P., where he has worked since 1998. Mr. Milken has served as a director of Claire’s Stores, Inc. since May 2007 and also serves as a member of the Milken Institute board of trustees.  In light of our ownership structure and Mr. Milken’s position with Apollo and his extensive financial and business experience, including his experience in leveraged finance, the board believes it is appropriate for Mr. Milken to serve as our director.

Name and Age		Position, Principal Occupation, Business Experience and Directorships

Daniel E. Ponder, Jr.	56
Mr. Ponder became a member of our board of directors on August 10, 2010. Prior to the completion of the Merger, Mr. Ponder served as a member of CKE’s board of directors since 2001. Mr. Ponder is currently the President and Chairman of the board of directors of Ponder Enterprises, Inc., a franchisee of Hardee’s restaurants. He has been a Hardee’s franchisee for over 25 years. Mr. Ponder served in the Georgia legislature until January 2001. Mr. Ponder was the 2003 recipient of the John F. Kennedy Profile in Courage Award.  In light of our ownership structure and Mr. Ponder’s extensive experience and knowledge of our operations, competitive challenges and opportunities gained through his position as a member of our Predecessor board of directors and as a franchisee, the board believes that it is appropriate for Mr. Ponder to serve as our director.

Jerold H. Rubinstein	72
Mr. Rubinstein became a member of our board of directors on August 10, 2010. Prior to the completion of the Merger, Mr. Rubinstein served as a member of CKE’s board of directors since 2006. Mr. Rubinstein is Chairman of U.S. Global Investors, Inc., a mutual fund advisory company. Mr. Rubinstein has started and sold many companies over the years, including Bel Air Savings and Loan and DMX, a cable and satellite music distribution company. Most recently, Mr. Rubinstein was Managing Partner at Music Imaging & Media Imaging International. Mr. Rubinstein started and sold XTRA Music Ltd., a satellite and cable music distribution company in Europe. Mr. Rubinstein is both a CPA and attorney. In light of our ownership structure and Mr. Rubinstein’s extensive experience and knowledge of our operations, competitive challenges and opportunities gained through his position as a member of our Predecessor board of directors and lengthy career as an attorney, CPA and businessman, extensive experience in the areas of operations, legal analysis, financial and accounting expertise, and business development, the board believes that it is appropriate for Mr. Rubinstein to serve as our director.

C. Thomas Thompson	61
Mr. Thompson became a member of our board of directors on August 10, 2010. Mr. Thompson previously served as President and Chief Operating Officer of CKE from 1994 until 2000, when he became Chief Executive Officer and a director of CKE until his resignation in late 2000. Mr. Thompson has been a Carl’s Jr. franchisee since 1984 and is currently a principal in six Carl’s Jr. franchises owning 60 restaurants.  In light of our ownership structure and Mr. Thompson’s extensive experience and knowledge of our operations, competitive challenges and opportunities gained through his position as a former executive officer of CKE and as a franchisee, the board believes that it is appropriate for Mr. Thompson to serve as our director.

Executive Officers

The information required to be disclosed about our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of the Annual Report.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Prior to the completion of the Merger, our common stock was registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and was listed for trading on the New York Stock Exchange (the "NYSE").  Accordingly, for the portion of fiscal 2011 prior to completion of the Merger, Section 16(a) of the Exchange Act required our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in ownership with the SEC.  To our knowledge, during that period of time, based solely upon a review of such reports and amendments thereto received by us during or with respect to fiscal 2011, we did not identify any such report that was not timely filed.  For the portion of fiscal 2011 following completion of the Merger, no reports of ownership were required to be filed pursuant to Section 16(a) of the Exchange Act by our directors, officers or beneficial owners of more than 10% of our common stock because we no longer had a class of equity securities registered pursuant to Section 12 of the Exchange Act during that period.

Code of Ethics

The information required to be disclosed about our code of ethics is included under the heading “Code of Ethics and Code of Conduct” in Item 10 of the Annual Report.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to Our Board

Following the completion of the Merger, our common stock ceased trading on the NYSE.  There is currently no established public trading market for any of our securities.  Accordingly, we do not currently have any policies or procedures by which security holders may recommend nominees to our board of directors.

Board Composition

Our board of directors is composed of eight directors. Each director serves for an annual term and until his or her successor is elected and qualified. We are controlled by affiliates of Apollo Global Management, LLC and its subsidiaries, including Apollo Management (collectively “Apollo”), and therefore, Apollo has the ability to elect all of the members of our board of directors.

Board Committees

The board of directors has the authority to appoint committees to perform certain management and administrative functions. The board of directors has provided for an audit committee and a compensation committee.  The board of directors has not provided for a nominating and corporate governance committee or other similar committee.

The audit committee is responsible for reviewing and monitoring our accounting controls and internal audit functions and recommending to the board of directors the engagement of our outside auditors. The members of our audit committee are Peter P. Copses, Lance A. Milken and Jerold H. Rubinstein.  The Board has determined that Jerold H. Rubinstein continues to be the "audit committee financial expert" within the meaning of applicable SEC rules and regulations.

The compensation committee is responsible for reviewing and either approving, on behalf of our board of directors, or recommending to the board of directors for approval the annual salaries and other compensation of our executive officers and individual equity incentive grants. Our compensation committee also provides assistance and recommendations with respect to our compensation policies and practices. The members of our compensation committee are Peter P. Copses, Lance A. Milken and Robert J. DiNicola.

As discussed under the heading “Director Independence” in Item 13 of this Amendment, none of the members of our audit committee or compensation committee are independent directors for purposes of the standards for independence set forth in applicable SEC rules and regulations or the listing rules of any securities exchange.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

On July 12, 2010, CKE completed a merger with Merger Sub and Parent providing for the merger of Merger Sub with and into CKE with CKE surviving the Merger as a wholly-owned subsidiary of Parent, pursuant to the Merger Agreement.  As a result of the Merger, the Company is indirectly controlled by affiliates of Apollo.

Upon completion of the Merger, the incumbent members of the Predecessor board of directors, including the members of the compensation committee, resigned and new members of the Successor board were elected.  Our board currently consists of eight members, including seven non-employee directors and Andrew F. Puzder, our Chief Executive Officer.  Three current members of the board, Mr. Puzder, Daniel E. Ponder, Jr. and Jerold H. Rubinstein, were members of the Predecessor board and were also elected to serve on the Successor board of directors.

The establishment and administration of our executive compensation program is the responsibility of the compensation committee of our board of directors.  The current members of our compensation committee are Peter P. Copses, Lance A. Milken and Robert J. DiNicola.

Most of the members of our executive management team, including Mr. Puzder, E. Michael Murphy, our President and Chief Legal Officer, and Theodore Abajian, our Executive Vice President and Chief Financial Officer, continued to serve in the same capacities following the Merger.  However, we entered into new employment agreements with each of Messrs. Puzder, Murphy and Abajian concurrent with the completion of the Merger, the terms of which are discussed under the heading “Employment Agreements” below.  The employment agreements with our other executive officers were not affected by the Merger.

Notwithstanding the completion of the Merger, the resulting changes to our ownership structure, board of directors and compensation committee, and the amendments to the employment agreements for certain executive officers, the Company’s fundamental executive compensation philosophies and programs remained largely unchanged with a few exceptions discussed below.  Furthermore, we do not anticipate any significant changes to our executive compensation philosophies or programs in the foreseeable future as a result of the Merger or otherwise.

The following is a discussion of the current compensation philosophies and programs applicable to our executive officers.

Compensation Philosophy and Objectives

Our executive compensation philosophy is that executive compensation should serve to attract and retain talented employees and encourage job performance by them that enhances the Company’s financial performance and stockholder value.  Accordingly, we design our compensation programs for our executive management, including our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (we sometimes refer to these five officers collectively as our “named executive officers” in this Amendment) with the overall objectives of encouraging them to be committed to the Company, contribute to the achievement of outstanding financial performance by the Company, and create value for our stockholder.  To attain these overall objectives, we design our compensation programs for executive management along the following general guidelines:

•	Annual base salaries should be competitive and create a measure of financial security for our executive officers.

•	Compensation should take into account the respective positions held and levels of responsibility required by members of executive management.

•
Compensation should consist of a combination of variable annual and long-term incentive compensation (cash and equity) that stresses the achievement of short-term and long-term financial performance objectives and provides the opportunity to earn significant additional compensation for performance that exceeds targeted levels.

•
Long-term compensation should include a significant equity component to align the interests of our executive officers with those of our stockholder and should include both a time-based vesting component to create a meaningful incentive to remain in the employ of the Company over a significant period of time and a performance-based vesting component to create an incentive to meet financial performance objectives that our compensation committee believes are correlated with the creation of long-term value for our stockholder.

Our compensation philosophy and the above guidelines drive the specific elements of compensation that we choose to provide to our executive officers, including our named executive officers, as well as our decisions concerning the percentage mix of elements (e.g., cash vs. non-cash and short-term vs. long-term) that comprise each individual compensation package.  How our elements of compensation are designed around our compensation philosophy and guidelines to achieve specific objectives are discussed in more detail under the heading “Elements of Executive Compensation” below.

We strive to set for each of our executive officers, including our named executive officers, an overall compensation package consisting of a fixed salary, variable cash incentive compensation, variable equity incentive compensation and other compensation and benefits at competitive levels that allow us to retain our executives and, to the extent necessary, attract new executive talent, while also motivating our executive management team to perform in a manner that creates value for our stockholder.

Effect of Merger on Executive Compensation

Following completion of the Merger, our Successor compensation committee determined that the Company’s existing compensation policies had largely been successful in recruiting and retaining executive-level employees who, the compensation committee believed, had displayed skill, experience, initiative and talent in managing the Company successfully during the period prior to the Merger.  It also believed that the compensation policies were generally appropriate with respect to their focus on encouraging and rewarding achievement of Company financial performance objectives with the ultimate goal of enhancing stockholder value.  Therefore, our compensation committee did not significantly modify our executive compensation philosophies or programs following the Merger.  In particular, it did not significantly adjust the mix of compensation elements (e.g., base salary, variable cash incentive compensation, variable equity incentive compensation, etc.).  As a result, the executive compensation programs as they existed in fiscal 2010 (and as they existed in fiscal 2011 prior to completion of the Merger) did not change significantly following the Merger with a few important exceptions as follows:

•
Pursuant to newly executed employment agreements, Messrs. Puzder, Murphy and Abajian became eligible to receive special retention bonuses if they remain employed by the Company as of specified future dates, as discussed in greater detail under the heading “Elements of Executive Compensation - Retention Bonus” below.

•
The performance metrics used to measure the Company's financial performance for purposes of determining amounts payable under our variable cash incentive program changed and new targets were set for each of those performance metrics, as discussed in greater detail under the heading “Elements of Executive Compensation - Cash Incentive Compensation” below.

•
The type of equity securities issued to our executive officers under the variable equity incentive portion of our compensation programs changed (from restricted common stock and options to purchase common stock to limited partnership units) as a result of the change to the Company’s ownership structure following completion of the Merger, as discussed in greater detail under the heading “Elements of Executive Compensation - Equity Incentive Compensation” below.

Role of Compensation Committee and Management

Our compensation committee has the primary authority and responsibility for determining our compensation philosophy and objectives and establishing compensation for our executive management, which includes our named executive officers.  As noted above, the compensation committee that was appointed upon completion of the Merger did not significantly change the compensation philosophy and objectives that existed prior to completion of the Merger.

The compensation committee will annually review and consider the performance of our Chief Executive Officer and the other members of our executive management.  Based on that annual review and in line with our compensation philosophy, our compensation committee will determine compensation for our Chief Executive Officer and other members of our executive management for approval by our board of directors.

Our Chief Executive Officer assists our compensation committee with establishing the compensation of our executive management, including our other named executive officers, by providing evaluations of their performance and recommendations to the board of directors regarding their compensation.  Other members of executive management may participate in discussions about executive compensation as requested by our compensation committee.  Executive officers do not generally participate in deliberations regarding their own compensation.

Use of Compensation Consultant and Peer Group Data

While our compensation committee did not utilize the services of a compensation consultant or any specific peer group data to approve or modify the Company's executive compensation programs in the period following the Merger, they each played a significant role in establishing the amount and content of executive compensation in the period prior to the Merger.  Accordingly, a basic understanding of the prior role of the compensation consultant and the use of peer group data is necessary to an understanding of the Company's current compensation programs.

During fiscal 2007, the then-existing compensation committee undertook a thorough analysis of the Company’s compensation programs and engaged the services of J. Richard with J. Richard & Co., an executive compensation consultant and a compensation committee advisor, to assist with the analysis.  Mr. Richard was retained as an independent compensation advisor reporting directly to our compensation committee.

In connection with the analysis in fiscal 2007, Mr. Richard selected 12 peer group companies.  He then conducted an extensive analysis of their compensation practices, and compared them to the Company’s compensation practices.  The 12 companies in this peer group study were Applebee’s International, Inc., Brinker International, Inc., California Pizza Kitchen, Inc., Cheesecake Factory Incorporated, Dominos Pizza, Inc., Jack in the Box Inc., Krispy Kreme Doughnuts, Inc., Outback Steakhouse, Inc., Panera Bread Company, Red Robin Gourmet Burgers, Inc., Ruby Tuesday, Inc. and Wendy’s International, Inc.  These companies were selected as peer group companies principally because they operate in the restaurant industry and are of a similar size to the Company.

After Mr. Richard completed his review and analysis, he rendered a report entitled “Executive Officer Total Compensation and Equity Participation Review” to the compensation committee in which he made certain recommendations regarding the total executive compensation packages for the named executive officers.  Following extensive deliberation amongst the members of the then-existing compensation committee, and after soliciting feedback from the executive officers and additional advice from Mr. Richard, the compensation committee approved significant changes to the employment agreements with the executive officers at that time.

The compensation committee again solicited the services of Mr. Richard in fiscal 2009 and requested that he update his analysis and make additional recommendations regarding specific portions of the executive compensation programs.  Following deliberation by the compensation committee, these recommendations resulted in additional changes to the employment agreements for the named executive officers as they existed at that time.

As a result of the completion of the Merger and the resulting changes in the Company's ownership structure, we expect that any future changes to our executive compensation policies will principally be as a result of recommendations by our compensation committee with input from executive management.  We have not utilized the services of a compensation consultant since completion of the Merger, nor do we expect to utilize such services in the foreseeable future.

Elements of Executive Compensation

In this section of our discussion, we provide relevant details about the individual elements of our executive compensation.

Salary

We determine base salaries for our executive officers, including our named executive officers, based on each of their positions and levels of responsibility.  In so doing, we have historically taken into account the salary ranges for comparable positions, and the scope of duties and levels of responsibility associated with those positions, at similarly-situated companies, including the peer group companies discussed above.  We intend base salaries to be competitive with salaries within our peer group generally, so that we can compete effectively in the market for talented individuals to serve as our executives and to retain those executives.  We also believe that base salaries should provide financial security for our executive officers by providing a guaranteed amount of compensation in the event that incentive compensation is not earned.  The compensation committee may, from time to time, increase the base salaries paid to our executive management in its sole discretion.

As of the last day of fiscal 2011, the base salaries of the named executive officers were as follows:

Executive	Base Salary
Andrew F. Puzder	$1,070,000
E. Michael Murphy	$636,750
Theodore Abajian	$500,000
Bradford R. Haley	$350,012
Robert J. Starke	$325,000

Retention Bonus

In accordance with the terms of their respective employment agreements, each of Messrs. Puzder, Murphy and Abajian are entitled to receive up to three special retention bonuses, which we refer to as retention bonuses.  The retention bonuses are intended to replace the benefit that would have accrued to these named executive officers from the grant of restricted stock awards that would have been made to these named executive officers under their prior employment agreements, but which were not granted in light of the Merger.  The retention bonuses are also designed to provide additional incentive to these executive officers to remain employed by the Company for a significant period of time following completion of the Merger.  The retention bonuses are payable in cash on the respective payment dates as set forth in the table below assuming the executive continues to be employed by the Company as of those dates.  In addition, the executive officers may be entitled to an acceleration of some or all of any unpaid retention bonuses upon termination of employment under certain circumstances, as discussed under the heading "Employment Agreements" below.  Any unpaid retention bonuses will be paid immediately upon the occurrence of a change of control transaction.

Executive	Retention Bonus Amount	Payment Dates
Andrew F. Puzder	$1,255,000	October 1, 2011
	$1,255,000	October 1, 2012
	$1,255,000	October 1, 2013
E. Michael Murphy	$313,750	October 1, 2011
	$313,750	October 1, 2012
	$313,750	October 1, 2013
Theodore Abajian	$313,750	October 1, 2011
	$313,750	October 1, 2012
	$313,750	October 1, 2013

Because the first retention bonus will not be earned until October 1, 2011 (which is in fiscal 2012), no retention bonuses were earned or paid with respect to fiscal 2011 and no such payments are reflected in the Summary Compensation Table below.

Cash Incentive Compensation

Our compensation committee believes that an important element of our executive officers' compensation should be paid in the form of variable cash incentive compensation, which we refer to as cash bonuses, and that this form of compensation should be based on the achievement of specified Company financial performance targets.  Our compensation committee also believes that, if the performance criteria is met, the cash bonus should represent a meaningful portion of the executive officers' total compensation potential and that, to the extent actual performance is achieved at a level significantly above targeted amounts, the executive officers should have an opportunity to earn a substantial amount of additional compensation.  Our compensation committee intends that the potential to earn these cash bonuses will encourage individual executives to contribute to our financial performance by working to help us achieve financial performance goals that our compensation committee determines are important for our financial success and will lead to enhanced value for our stockholder.

Messrs. Puzder, Murphy and Abajian.  Based on the foregoing compensation philosophy, the Company has entered into employment agreements with each of Messrs. Puzder, Murphy and Abajian (we discuss the employment agreements for our other named executive officers below) that include the potential that annual cash bonuses may be paid based on the Company's financial performance. For each fiscal year during the term of the employment agreements, our compensation committee approves (generally at the beginning of the fiscal year) targets for the Company's (i) same-store sales, (ii) earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA"), and (iii) free cash flow. We refer to these three performance measures as the performance metrics in this discussion.  Targeted amounts for the performance metrics are determined by our compensation committee based on a budget presented by management.  The compensation committee then assigns a weight to each of the three performance metrics, such that the sum of the weights equals 100%.

Following the end of each fiscal year, the Company's achievement with respect to each performance metric is compared to the targeted amount for that performance metric.  For fiscal 2011, each executive officer was able to achieve a bonus amount based upon the following achievement percentages:

Achievement Ranges for Same-Store Sales Performance Metric(1)	Achievement Percentage for Adjusted EBITDA and Free Cash Flow Performance Metrics	Actual Cash Bonus Amount
Less than (2.0)%	Under 80%	$0
Between (2.0)% and 0.0%	Between 80% and 100%	A percentage of base salary on a sliding scale beginning at 50% and sliding to 100%
Between 0.0% and 2.0%	Between 100% and 120%
A percentage of base salary on a sliding scale beginning at 100% and sliding to a maximum of 250% of base salary for Mr. Puzder, 220% of base salary for Mr. Murphy, and 200% of base salary for Mr. Abajian.

Greater than 2.0%	Greater than 120%	A maximum of 250% of base salary for Mr. Puzder, 220% of base salary for Mr. Murphy, and 200% of base salary for Mr. Abajian.

(1)
The achievement ranges for the same-store sales performance metric for fiscal 2011 were mutually agreed between the Company and management since the sliding scale methodology prescribed by the employment agreements was not meaningful when applied to the fiscal 2011 same-store sales target.

In accordance with the terms of the employment agreements, actual performance with respect to the performance metrics is determined by reference to the audited financial statements for the relevant fiscal year, subject to adjustment to reflect unusual, nonrecurring or extraordinary events as determined by our compensation committee.  The bonus amount earned in light of the Company's actual achievement with respect to each performance metric (as calculated based on the table below) is then adjusted to reflect the weight assigned to each performance metric.

The following table sets forth (i) the fiscal 2011 target for each of the performance metrics as established by the compensation committee, (ii) the actual fiscal 2011 results for each of the performance metrics, (iii) the calculation of the achievement percentage for each performance metric (i.e., actual performance / targeted performance), (iv) the calculation of the payout percentage based on the achievement percentage referred to in (iii) and the table above, (v) the weighting of each of the performance metrics as set by the compensation committee, and (vi) the resulting cash bonuses earned by each of Messrs. Puzder, Murphy and Abajian with respect to fiscal 2011:

	Fiscal 2011 Performance Metric	Fiscal 2011 Actual Results	Performance % Compared to Target	Payout Percentage(1)	Performance Metric Weighting %	Total
	(dollars in millions)	(dollars in millions)
Andrew F. Puzder
Same-Store Sales	0.0%	(0.8)%	(0.8)%	80.0%	25%	20.0%
Adjusted EBITDA(2)	$167.8	$164.9	98.3%	95.8%	25%	24.0%
Free Cash Flow(3)	$87.8	$101.8	115.9%	219.4%	50%	109.7%
Total Payout Percentage						153.7%
Base Salary(4)						$1,090,577
Fiscal 2011 Cash Incentive Compensation						$1,676,709
E. Michael Murphy
Same-Store Sales	0.0%	(0.8)%	(0.8)%	80.0%	25%	20.0%
Adjusted EBITDA(2)	$167.8	$164.9	98.3%	95.8%	25%	24.0%
Free Cash Flow(3)	$87.8	$101.8	115.9%	195.5%	50%	97.8%
Total Payout Percentage						141.8%
Base Salary(4)						$648,996
Fiscal 2011 Cash Incentive Compensation						$920,184
Theodore Abajian
Same-Store Sales	0.0%	(0.8)%	(0.8)%	80.0%	25%	20.0%
Adjusted EBITDA(2)	$167.8	$164.9	98.3%	95.8%	25%	24.0%
Free Cash Flow(3)	$87.8	$101.8	115.9%	179.6%	50%	89.8%
Total Payout Percentage						133.8%
Base Salary(4)						$509,615
Fiscal 2011 Cash Incentive Compensation						$681,932

(1)	The payout percentage for each performance metric is based upon the achievement percentage as discussed above
(2)	Adjusted EBITDA represents income (loss) before income taxes, interest income and expense and depreciation and amortization, adjusted for certain non-recurring, non-cash and other expenses and income.
(3)	For fiscal 2011, our free cash flow was calculated using Adjusted EBITDA less capital expenditures.
(4)
Our fiscal 2011 contained 53 weeks.  For the purpose of calculating the cash inventive compensation, we used the base salary in effect as of January 31, 2011 adjusted to include one additional week of compensation.

Messrs. Starke and Haley.  The employment agreements with each of Messrs. Starke and Haley, our other two named executive officers, provide that cash bonuses will be paid at the discretion of our Chief Executive Officer.  While Mr. Puzder does establish certain performance criteria for each of these executives and assess performance with respect to those criteria as a factor when determining the bonus to be paid to the executives, the bonus awards are ultimately discretionary in nature.  Based on Mr. Puzder’s recommendation, for fiscal 2011, Mr. Starke was paid a discretionary bonus of $425,000 and Mr. Haley was paid a discretionary bonus of $250,000.

Management Equity Investments

Upon completion of the Merger, each outstanding option to purchase shares of our common stock that was outstanding and unexercised immediately prior to completion of the Merger, whether vested or unvested, vested automatically and was converted into the right to receive a cash payment equal to the number of shares of common stock subject to such option multiplied by the amount by which $12.55 (the per share amount paid in connection with the Merger) exceeded the exercise price per share of such option, less any applicable withholding taxes.  In addition, at the same time, all outstanding restricted stock awards immediately vested and were automatically converted into the right to receive a cash payment equal to $12.55 per share, less any applicable withholding taxes.

Following completion of the Merger, each of our named executive officers agreed to use a portion of the proceeds received in connection with the Merger to purchase from Apollo CKE Holdings, L.P. (the “Partnership”), our indirect parent company, at a price per unit equal to the price paid by affiliates of Apollo, Class A Units of the Partnership (the “Class A Units”) as specified in their respective employment agreements (or, in the case of Messrs. Starke and Haley, in separate subscription agreements).  The Class A Units are equivalent to the securities acquired by affiliates of Apollo in connection with the Merger and include the right to vote.

The number of Class A Units purchased by each of the named executive officers and the percentage of the currently outstanding Class A Units held by each named executive officer is set forth in the table below:

Executive	Number of Class A Units	Percentage of Class A Units
Andrew F. Puzder	674,000	1.50%
E. Michael Murphy	152,500	0.34%
Theodore Abajian	220,000	0.49%
Bradford R. Haley	40,000	0.09%
Robert J. Starke	8,200	0.02%

In connection with their respective investments in the Class A Units, each of our named executive officers executed the limited partnership agreement of Apollo CKE Holdings, L.P. (the “Partnership Agreement”) and became limited partners thereunder.  Under the Partnership Agreement, the Class A Units are subject to (or have the benefit of) customary transfer restrictions, tag-along rights, drag-along rights, repurchase rights and registration rights.

While the purchases of the Class A Units were made directly by our named executive officers, and were not made pursuant to any particular compensation program, we believe that the purchase of the Class A Units is relevant to the discussion of our compensation philosophies because it encourages our named executive officers to be committed to the Company because they have made a significant personal investment in the Company and motivates our named executive officers to contribute to the achievement of outstanding financial performance by the Company that creates value for our stockholder because their economic interests are aligned with those of our stockholder.

Equity Incentive Compensation

In addition to the purchase of the Class A Units, upon completion of the Merger, our named executive officers were each granted awards in the form of non-voting profit interests (the “Class B Units”) in the Partnership pursuant to the terms of their employment agreements (or, in the case of Messrs. Starke and Haley, in separate subscription agreements).  The Class B Units entitle each executive officer to share in the future appreciation of the value of our business.  The aggregate number of Class B Units granted, including to executive officers, new hires and other employees, is expected to amount to approximately 10% of any future appreciation in the value of our business.

The equity incentive compensation program pursuant to which the Class B Units were issued was designed to serve as a means through which our executive officers and senior management, including our named executive officers, can indirectly purchase an equity interest in us.  By agreeing to issue the Class B Units, our compensation committee believes that it is promoting the fulfillment of our compensation philosophy and objectives by enhancing management retention over the long-term, creating an incentive for our senior management to work diligently towards the achievement of Company financial goals that promote stockholder value, and aligning the interests of the senior management team with those of our stockholder.  Our compensation committee determined the number of Class B Units to be issued to each named executive officer based upon such officer’s title, duties, level of responsibility, expected contribution to the Company and other factors deemed appropriate by the compensation committee.

The Partnership granted Class B Units in the form of time vesting (“Time Vesting Units”) and performance vesting units (“Performance Vesting Units”).  The Time Vesting Units will vest in four equal annual installments from the date of grant. The Performance Vesting Units will vest or convert to Time Vesting Units upon the achievement of certain financial or investment targets.  Prior to a change of control transaction or qualified initial public offering (“IPO”), our performance against such targets will be determined based upon a specified formula driven by our Adjusted EBITDA.  These performance criteria will be assessed on a quarterly basis beginning with the quarter ending August 13, 2012.  Upon a change of control event, our performance against the specified targets will be based upon a formula driven by the proceeds generated from such transaction and after a qualified IPO, our performance against the specified targets will be based upon a calculation driven by the public stock price. Class B Units purchased or held are subject to (or have the benefit of) customary transfer restrictions, tag-along rights, drag-along rights, repurchase rights and registration rights.

The number of Class B Units granted to each of the named executive officers and the percentage of the currently outstanding Class B Units held by each named executive officer is set forth in the table below:

Executive	Number of Time Vesting Class B Units	Number of Performance Vesting Class B Units	Total Class B Units	Percentage of Class B Units
Andrew F. Puzder	1,001,667	1,001,666	2,003,333	38.65%
E. Michael Murphy	331,802	331,802	663,604	12.80%
Theodore Abajian	331,802	331,802	663,604	12.80%
Bradford R. Haley	87,645	87,645	175,290	3.38%
Robert J. Starke	87,645	87,645	175,290	3.38%

Perquisites

The employment agreement with each of Messrs. Puzder, Murphy and Abajian provides for the following perquisites:

•
Payment of the initiation fee and membership dues of a social or recreational club for the purpose of maintaining various business relationships on behalf of the Company (but not the payment of any personal expenses or purchases of the executive officer at such club);

•
Supplemental disability insurance sufficient to provide two-thirds of the executive's pre-disability base salary for a two-year period (the employment agreements with Messrs. Starke and Haley also extend this benefit to each); and

•
Provision of medical and other insurance coverage provided by the Company to other executive officers as well as a supplemental medical expense reimbursement policy to reimburse the executives for medical, dental and vision care expenses, subject to certain limitations, incurred by the executive and his dependents that are not otherwise reimbursed or covered by the base health insurance plan (the employment agreements with Messrs. Starke and Haley also extend this benefit to each).

Except for what is provided for in their respective employment agreements, our executive officers have not requested perquisites, and our compensation committee’s general philosophy is to keep perquisites to a minimum.  However, the Company does, consistent with what our compensation committee believes to be usual practices at many other companies:

•	Pay directly or reimburse for mobile phones used by the executive officers;

•	Pay the costs of preparing annually the income tax returns of the executive officer; and

•	Provide for a modest automobile allowance or a Company leased car for each of the named executive officers.

The other significant perquisite set forth in the Perquisites Table below is for personal use of the Company’s aircraft.  Because the Company’s executives are required to travel extensively, the Company has had a long-standing policy of allowing family members of executive officers to utilize any empty seats that may exist on a flight originated for business purposes.  From time to time family members of our named executive officers have utilized these seats.  All personal usage is (i) reported as income to the Internal Revenue Service in accordance with its guidelines, on which the executive personally pays the income taxes, and (ii) valued in the Perquisites Table in accordance with the methodology prescribed by the SEC.

Severance and Change of Control Arrangements

To support our compensation objective of attracting, retaining and motivating qualified employees, we have adopted severance and change of control policies that apply to each of our named executive officers.  These policies are not contained within standalone agreements, but are instead included within certain provisions of the Partnership Agreement and the respective employment agreements for each of our named executive officers.  Additional information regarding the specific employment agreement provisions that address severance and change of control arrangements is set forth under the heading "Employment Agreements" below.

In addition to the provisions contained in the employment agreements, the Partnership Agreement provides for accelerated vesting of certain Class B Units upon a named executive officer’s termination of employment or change of control.  Generally, in the event of a named executive officer’s termination of employment, all unvested Time Vesting Units and Performance Vesting Units will be forfeited and cancelled.  However, if a named executive officer’s employment is terminated due to death or disability, then (i) the number of unvested Time Vesting Units or Performance Vesting Units subject to a time vesting schedule that would have become vested Time Vesting Units or Performance Vesting Units during the one-year period following the named executive officer’s termination on account of death or disability will be treated as vested, and (ii) the named executive officer’s unvested Performance Vesting Units will remain outstanding for the one year period following the termination on account of death or disability.

Upon a change of control, the Partnership Agreement provides that (i) all unvested Time Vesting Units will vest, (ii) all unvested Performance Vesting Units that were previously converted to a time vesting schedule will vest, (iii) all unvested Performance Vesting Units that were not previously converted to a time vesting schedule, but would otherwise convert to a time vesting schedule due to the change of control will vest, and (iv) all other unvested Performance Vesting Units will be forfeited and cancelled.

Additional information concerning the potential payments that may be made to our named executive officers in connection with their termination of employment or upon a change of control is presented in the Potential Payments Upon Termination of Employment or Change of Control Table below.

Retirement Benefits

We do not have any pension or profit sharing plans to which we make contributions for the benefit of any of our named executive officers.  Additionally, we do not have any other plans or contractual obligations to pay retirement benefits of any type to any named executive officer.

The compensation committee does not presently foresee adopting any such benefits.  The absence of these benefits has been taken into account in determining the elements of the total compensation packages of the named executive officers.

Predecessor Employee Stock Purchase Plan

We previously adopted an Employee Stock Purchase Plan (“ESPP”) that was not tax qualified.  The ESPP provided eligible employees, which included our executive officers, the opportunity to have withheld from their cash wages, including cash bonuses, an amount that was used to purchase shares of our common stock in the open market at the times and in the manner provided for in the ESPP.  For every dollar that an executive officer had withheld from his wages, we would contribute for the benefit of the executive officer 50% of such amount.  Our contribution was also used to purchase shares of our common stock in the same manner.  The All Other Compensation Table below reflects the amount of contribution that we made for the benefit of each named executive officer under the ESPP during fiscal 2011, including cash payments made to our executive officers in lieu of ESPP match subsequent to the termination of the ESPP.  The ESPP was terminated upon completion of the Merger and no additional withholdings were made under the ESPP thereafter.

Employment Agreements

We entered into new employment agreements with each of Messrs. Puzder, Murphy and Abajian upon completion of the Merger.  While certain terms of the employment arrangements were changed as a result of the new employment agreements, the principal compensation philosophies and programs underlying the agreements are similar in many respects to the employment agreements that were in place for these executive officers prior to the Merger.  The principal changes to the employment agreements relate to (i) the addition of the retention bonuses, as discussed in greater detail under the heading "Elements of Executive Compensation - Retention Bonus" above, (ii) modifications to the cash incentive compensation portion of the employment agreements to reflect changes to the underlying performance metrics and the target amounts for those metrics, as discussed in greater detail under the heading "Elements of Executive Compensation - Cash Incentive Compensation" above, and (iii) the modification to the equity incentive compensation portion of the employment agreements to reflect the change in our ownership structure following completion of the Merger, as discussed in greater detail under the heading "Elements of Executive Compensation - Equity Incentive Compensation" above.

No changes were made to the employment agreements with Messrs. Starke and Haley in connection with the Merger and their existing employment agreements continued in full force and effect.

A summary of the terms of each of the employment agreements entered into with our named executive officers, as they existed as of the end of fiscal 2011, is set forth below.

Andrew F. Puzder.  The employment agreement with Mr. Puzder provides that he will serve as our Chief Executive Officer for a four-year initial term commencing on the date of the closing of the Merger, provided that the term shall automatically be extended for successive one-year periods unless it is terminated by either party with six months notice.  The employment agreement provides for an annual base salary of $1,070,000, three special cash retention bonuses each in the amount of $1,255,000, a variable cash incentive compensation opportunity of between 50% and 250% of base salary, an opportunity to purchase Class A Units for aggregate cash consideration of $6,740,000 at the closing of the Merger; and a grant of 2,003,333 Class B Units.  In addition, the Company shall have the right to terminate the executive for cause (as defined in the employment agreement), in which case the executive shall only be entitled to receive base salary due to the executive through the date of termination.  Furthermore, in the event of a termination of the executive's employment by the Company other than for cause, or by the executive for good reason (as defined in the employment agreement), or by the executive due to a change of control (as defined in the Partnership Agreement), or at the expiration of the term of the employment agreement following notice of non-renewal provided by the Company, the Company shall be obligated to pay the executive severance in the form of (i) a payment equal to six times base salary, (ii) a payment equal to 50% of any unpaid retention bonus, with the potential to receive the full 100% of any unpaid retention bonus under certain circumstances as set forth in the employment agreement, (iii) continuation of all employee benefits (except equity compensation) for the remainder of the term, and (iv) customary outplacement services in an amount not to exceed $25,000.

E. Michael Murphy.  The employment agreement with Mr. Murphy provides the he will serve as our President and Chief Legal Officer for a four-year initial term commencing on the date of the closing of the Merger, provided that the term shall automatically be extended for successive one-year periods unless it is terminated by either party with six months notice.  The employment agreement provides for an annual base salary of $636,750, three special cash retention bonuses each in the amount of $313,750, a variable cash incentive compensation opportunity of between 50% and 220% of base salary, an opportunity to purchase Class A Units for aggregate cash consideration of $1,525,000 at the closing of the Merger, and a grant of 663,604 Class B Units.  In addition, the Company shall have the right to terminate the executive for cause (as defined in the employment agreement), in which case the executive shall only be entitled to receive base salary due to the executive through the date of termination.  Furthermore, in the event of a termination of the executive's employment by the Company other than for cause, or by the executive for good reason (as defined in the employment agreement), or by the executive due to the departure of Mr. Puzder following a change of control (as defined in the Partnership Agreement), or at the expiration of the term of the employment agreement following notice of non-renewal provided by the Company, the Company shall be obligated to pay the executive severance in the form of (i) a payment equal to three times base salary, (ii) a prorated cash bonus based on the Company's performance through the date of termination, (iii) a payment equal to 50% of any unpaid retention bonus, with the potential to receive the full 100% of any unpaid retention bonus under certain circumstances as set forth in the employment agreement, (iv) continuation of all employee benefits (except equity compensation) for the remainder of the term, and (v) customary outplacement services in an amount not to exceed $25,000.

Theodore Abajian.  The employment agreement with Mr. Abajian provides the he will serve as our Executive Vice President and Chief Financial Officer for a four-year initial term commencing on the date of the closing of the Merger, provided that the term shall automatically be extended for successive one-year periods unless it is terminated by either party with six months notice.  The employment agreement provides for an annual base salary of $500,000, three special cash retention bonuses each in the amount of $313,750, a variable cash incentive compensation opportunity of between 50% and 200% of base salary, an opportunity to purchase Class A Units for aggregate cash consideration of $2,200,000 at the closing of the Merger, and a grant of 663,604 Class B Units.  In addition, the Company shall have the right to terminate the executive for cause (as defined in the employment agreement), in which case the executive shall only be entitled to receive base salary due to the executive through the date of termination.  Furthermore, in the event of a termination of the executive's employment by the Company other than for cause, or by the executive for good reason (as defined in the employment agreement), or by the executive due to the departure of Mr. Puzder following a change of control (as defined in the Partnership Agreement), or at the expiration of the term of the employment agreement following notice of non-renewal provided by the Company, the Company shall be obligated to pay the executive severance in the form of (i) a payment equal to three times base salary, (ii) a prorated cash bonus based on the Company's performance through the date of termination, (iii) a payment equal to 50% of any unpaid retention bonus, with the potential to receive the full 100% of any unpaid retention bonus under certain circumstances as set forth in the employment agreement, (iv) continuation of all employee benefits (except equity compensation) for the remainder of the term, and (v) customary outplacement services in an amount not to exceed $25,000.

Bradford R. Haley.  In January 2004, the Company initially entered into an employment agreement with Mr. Haley, which provided that he would serve as our Executive Vice President, Marketing for a term of three years.  The employment agreement was amended in December 2005 to provide for the automatic renewal of the employment agreement on a daily basis so that the outstanding term on any given date would be three years.  Mr. Haley’s employment agreement was further amended in December 2008 to provide that the automatic and continuous three-year renewal feature would terminate on July 11, 2012, at which time the outstanding term on Mr. Haley’s employment shall convert to a three-year term ending on July 11, 2015.  The employment agreement provides for an annual base salary of $350,012, and a cash bonus that may be paid each year at the discretion of the Chief Executive Officer.  In addition, the Company shall have the right to terminate the executive for cause (as defined in the employment agreement).  Furthermore, in the event of a termination of the executive's employment by the Company without cause, the Company shall be obligated to pay the executive severance in the form of (i) a lump sum consisting of the executive's base salary then in effect multiplied by the number of years (including partial years) remaining in the term of the employment agreement, and (ii) the continuation of all employee benefits until December 31 of the second calendar year following the calendar year in which the termination occurred (subject to certain exceptions as set forth in the employment agreement).

Robert J. Starke.  In January 2010, the Company entered into an employment agreement with Mr. Starke, which provided that he would initially serve as our Executive Vice President of Operations, Hardee's Operations.  The employment agreement provides for an automatic and continuous three-year renewal feature until July 11, 2012, at which time the renewal feature will terminate and the outstanding term on Mr. Starke’s employment shall convert to a three-year term ending on July 11, 2015.  The employment agreement provides for an annual base salary of $325,000, and a cash bonus that may be paid each year at the discretion of the Chief Executive Officer.  In addition, the Company shall have the right to terminate the executive for cause (as defined in the employment agreement).  Furthermore, in the event of a termination of the executive's employment by the Company without cause, the Company shall be obligated to pay the executive severance in the form of (i) a lump sum consisting of the executive's base salary then in effect multiplied by the number of years (including partial years) remaining in the term of the employment agreement, and (ii) the continuation of all employee benefits until December 31 of the second calendar year following the calendar year in which the termination occurred (subject to certain exceptions as set forth in the employment agreement).

Upon completion of the Merger, Mr. Starke's title was changed to Executive Vice President, Operations, Hardee’s Food Systems, Inc.  However, no other changes were made to his employment arrangement in connection with the Merger.

Executive Compensation Risk Considerations

As discussed above, we design our executive compensation programs with the overall objectives of encouraging our executives to be committed to the Company, help the Company achieve outstanding financial performance, and ultimately create value for our stockholder.  We recognize that the pursuit of goals that lead to the payment of incentive compensation, including the cash and equity incentive bonus opportunities discussed above, could cause our executive officers (or other employees at the direction of our executive officers) to focus on individual enrichment rather than the overall welfare of the Company, and, as a result, to take actions intended to achieve the financial performance goals necessary for payment of the incentive compensation, but that expose the Company to undue risk.  However, while we recognize that there are inherent risks in any incentive compensation program, we do not believe that risks arising from our compensation policies and practices, including the compensation programs for our executive officers described above, are reasonably likely to have a material adverse effect on us primarily because they:

•
contain elements that we believe effectively link the payment of performance-based compensation to meaningful financial goals for the Company that are designed to promote the creation of stockholder value;

•
contain elements that we believe create appropriate and effective incentives for the executive officers, whom we believe are significant assets to the Company and will play a vital role in creating long-term value for our stockholder, to remain in the employ of the Company over a period of years;

•
include an overall mix of compensation elements for those individuals who are best positioned to have an impact on our financial performance (e.g., our named executive officers) that is appropriately balanced between short-term and long-term incentives, such that it does not encourage the taking of short-term risks at the expense of long-term results;

•
include equity-based compensation for our executive officers that aligns their interests with those of our stockholder, by providing them with an incentive to achieve financial results that enhance the value of their equity-based compensation, but that discourages them from excessive risk-taking that could reduce the value of their equity-based compensation; and

•
provide our compensation committee with discretion to establish and modify performance goals under our cash and equity incentive compensation programs from year to year, thereby giving our compensation committee the ability to change the incentive and retentive qualities of the incentive compensation programs as it deems appropriate in light of our compensation philosophy.

Compensation Committee Interlocks and Insider Participation

Prior to completion of the Merger, Peter Churm, Frank P. Willey, and Janet E. Kerr served as members of our compensation committee.  Following completion of the Merger, our compensation committee consists of Peter P. Copses, Lance A. Milken and Robert J. DiNicola.  During fiscal 2011, no member of our compensation committee was an officer or employee, or a former employee, of the Company.  In addition, during fiscal 2011, none of our executive officers (i) served as a member of the compensation committee of another entity, one of whose executive officers served on our compensation committee, (ii) served as a director of another entity, one of whose executive officers served on our compensation committee, or (iii) served as a member of the compensation committee of another entity, one of whose executive officers served as one of our directors.

REPORT OF THE COMPENSATION COMMITTEE

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

Date: May 24, 2011	COMPENSATION COMMITTEE

Peter P. Copses (Chairman)
Lance A. Milken
Robert J. DiNicola

The report of the Compensation Committee of the board of directors shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)

Andrew F. Puzder	2011	1,090,577	(6)	—	7,041,715	—	1,676,709	—	308,350	10,117,351
Chief Executive Officer	2010	1,070,000		—	3,192,000	—	2,675,000	—	351,188	7,288,188
	2009	1,070,000		—	2,784,000	—	1,289,853	—	519,927	5,663,780

E. Michael Murphy	2011	648,996	(6)	—	2,332,568	—	920,184	—	102,989	4,004,737
President and	2010	636,750		—	798,000	—	1,400,850	—	102,990	2,938,590
Chief Legal Officer	2009	561,750		—	696,000	—	638,699	—	171,311	2,067,760

Theodore Abajian	2011	488,731	(6)	—	2,332,568	—	681,932	—	136,470	3,639,701
Executive Vice President and	2010	454,750		—	798,000	—	909,500	—	138,701	2,300,951
Chief Financial Officer	2009	454,750		—	696,000	—	517,042	—	168,722	1,836,514

Bradford R. Haley	2011	356,743	(6)	250,000	616,144	—	—	—	41,815	1,264,702
Executive Vice President,	2010	350,012		300,000	14,088	59,600	—	—	43,041	766,741
Marketing	2009	350,012		250,000	14,980	79,000	—	—	46,080	740,072

Robert J. Starke(7)	2011	319,712	(6)	425,000	616,144	—	—	—	29,065	1,389,921
Executive Vice President,	2010	275,000		325,000	14,088	59,600	—	—	32,014	705,702
Hardee’s Operations	2009	—		—	—	—	—	—	—	—

(1)
These amounts represent discretionary bonuses paid since the amount of the awards was subject to the discretion of our Chief Executive Officer. As such, these amounts have been disclosed as a discretionary bonus rather than a non-equity incentive plan award.

(2)
The amounts set forth in these columns reflect the grant date fair value of the Predecessor stock and option awards and Successor Class B Units calculated in accordance with the authoritative accounting guidance.  In accordance with SEC rules, for awards that are subject to performance conditions, the amounts reflect the full grant date fair value of the awards based upon the probable outcome of the performance conditions.  Certain assumptions used in the calculation of the amounts are included in Note 17 of our Notes to Consolidated Financial Statements included in Item 8 of the Annual Report.

(3)
The amounts set forth in this column represent the dollar amount of the cash incentive compensation earned by each of our named executive officers.  For additional information about the terms of the cash incentive compensation program and the calculation of the cash bonuses paid with respect to fiscal 2011, please refer to the discussion under the heading “Elements of Executive Compensation – Cash Incentive Compensation” in the Compensation Discussion and Analysis section above.

(4)
We do not sponsor any pension plans on behalf of our named executive officers or other management personnel.  In addition, none of our named executive officers have realized any above-market earnings on nonqualified deferred compensation.

(5)
The amounts set forth in this column represent the dollar amount of compensation earned by each of our named executive officers which is not reported in any of the columns of this Summary Compensation Table to the left of this column.  Please refer to the All Other Compensation Table below for additional information about the amounts disclosed in this column for fiscal 2011.

(6)	This amount represents the base salary earned by each of our named executive officers for fiscal 2011, which included one additional week in our fourth quarter.
(7)
Mr. Starke was not a named executive officer for fiscal 2009.  In accordance with SEC rules, the compensation earned by Mr. Starke for fiscal 2009 has been excluded from this Summary Compensation Table.

ALL OTHER COMPENSATION TABLE

Name	Perquisites ($)(1)	Trip Awards ($)	Insurance Premiums ($)(2)	Company Matching Contributions to ESPP ($)(3)	Dividends on Outstanding Stock Awards ($)(4)	Total ($)(5)
Andrew F. Puzder	71,246	3,424	17,712	176,989	38,979	308,350
E. Michael Murphy	27,630	—	17,712	47,902	9,745	102,989
Theodore Abajian	36,131	—	17,710	72,884	9,745	136,470
Bradford R. Haley	15,763	3,424	17,168	5,250	210	41,815
Robert J. Starke	14,430	—	8,250	6,000	385	29,065

(1)
The amounts set forth in this column represent the aggregate dollar amount of perquisites earned by each of our named executive officers in fiscal 2011.  The determinations of the particular payments which qualify as “perquisites” were made in accordance with SEC rules.  See the Perquisites Table below for a more detailed explanation of the various perquisites earned by each of our named executive officers, which comprise the aggregate amounts disclosed in this column.

(2)
The amounts set forth in this column represent our contributions for premiums for group life, medical, dental, vision, and long-term disability insurance for each of our named executive officers in fiscal 2011.

(3)
The amounts set forth in this column represent the dollar amount of our contributions to each of our named executive officers under our Predecessor ESPP in fiscal 2011.  The ESPP was terminated on July 12, 2010 upon completion of the Merger.

(4)	The amounts set forth in this column represent the dollar value of dividends paid on unvested stock awards in fiscal 2011 prior to completion of the Merger.
(5)
The amounts set forth in this column represent the sum of each of the columns to the left of this column and are equivalent to the amounts set forth in the “All Other Compensation” column of the Summary Compensation Table above.

PERQUISITES TABLE

Name	Car Allowance ($)	Wireless Payments ($)	Personal Use of Company Aircraft ($)(1)	Reimbursements for Medical and Dental Cost($)	Tax/Financial Planning Assistance ($)	Club Memberships and Dues ($)	Total Perquisites ($)(2)
Andrew F. Puzder	10,152	4,424	20,827	29,825	5,532	486	71,246
E. Michael Murphy	10,152	2,666	5,032	6,774	—	3,006	27,630
Theodore Abajian	10,009	2,405	—	16,574	—	7,143	36,131
Bradford R. Haley	3,415	2,348	—	5,000	5,000	—	15,763
Robert J. Starke	191	4,834	—	9,085	320	—	14,430

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

GRANTS OF PLAN BASED AWARDS TABLE

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Securities Underlying Options (#)	All Other Unit Awards: Number of Units (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Unit Awards ($)(4)
Name	Grant Date	Approval Date	Threshold($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Andrew F. Puzder	—	—	545,289	1,090,577	2,726,443	—	—	—	—	—	—	—
	7/12/2010	7/12/2010	—	—	—	500,833	1,001,666	1,001,666	—	1,001,667	—	7,041,715
E. Michael Murphy	—	—	324,498	648,996	1,427,791	—	—	—	—	—	—	—
	7/12/2010	7/12/2010	—	—	—	165,901	331,802	331,802	—	331,802	—	2,332,568
Theodore Abajian	—	—	254,808	509,615	1,019,231	—	—	—	—	—	—	—
	7/12/2010	7/12/2010	—	—	—	165,901	331,802	331,802	—	331,802	—	2,332,568
Bradford R. Haley	—	—	—	—	—	—	—	—	—	—	—	—
	7/12/2010	7/12/2010				43,823	87,645	87,645	—	87,645	—	616,144
Robert J. Starke	—	—	—	—	—	—	—	—	—	—	—	—
	7/12/2010	7/12/2010	—	—	—	43,823	87,645	87,645	—	87,645	—	616,144

(1)
The “Threshold,” “Target” and “Maximum” amounts of non-equity incentive plan awards set forth in these columns are derived from the terms of the employment agreements entered into by and between us and each of Messrs. Puzder, Murphy and Abajian.  Additional information regarding the employment agreements for each of these named executive officers, including the calculation of the potential cash bonus payments set forth in these columns, as well as the determination of the actual cash bonuses paid to these named executive officers with respect to fiscal 2011, is set forth under the heading “Executive Compensation Elements – Cash Incentive Compensation” in the Compensation Discussion and Analysis section above.  Messrs. Starke and Haley are not eligible to receive cash incentive compensation under their respective employment agreements, but are eligible to receive discretionary bonuses as disclosed in the Summary Compensation Table above.

(2)
The “Threshold” and “Target” amounts of equity incentive plan awards set forth in these columns represent the number of Performance Vesting Units outstanding under the Partnership Agreement.  Additional information regarding the Performance Vesting Units, including the vesting of such awards, is set forth under the heading “Executive Compensation Elements – Equity Incentive Compensation” in the Compensation Discussion and Analysis section above.

(3)
The amounts set forth in this column represent the number of Time Vesting Units that are outstanding under the Partnership Agreement.  The Time Vesting Units vest in four equal annual installments from the date of grant.

(4)
This column sets forth the grant date fair value of the Performance Vesting Units and Time Vesting Units that we expense in our financial statements over the respective vesting periods in accordance with the authoritative accounting guidance.  This amount is equal to the number of Class B Units (Performance Vesting Units and Time Vesting Units) multiplied by the grant date fair value on the date of grant.  The grant date fair value of the Class B Units was estimated using the Black-Scholes valuation.  Assumptions used in the calculation of these amounts are included in Note 17 of our Notes to Consolidated Financial Statements included in Item 8 of the Annual Report.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Andrew F. Puzder	—	—	—	—	1,001,667	3,520,860	1,001,666	3,520,856
E. Michael Murphy	—	—	—	—	331,802	1,166,284	331,802	1,166,284
Theodore Abajian	—	—	—	—	331,802	1,166,284	331,802	1,166,284
Bradford R. Haley	—	—	—	—	87,645	308,072	87,645	308,072
Robert J. Starke	—	—	—	—	87,645	308,072	87,645	308,072

(1)
The amounts set forth in this column represent the number of Time Vesting Units that were granted to our named executive officers pursuant to the Partnership Agreement, but which have not vested as of January 31, 2011.  Additional information regarding the Time Vesting Units, including the vesting of such awards, is set forth under the heading “Executive Compensation Elements – Equity Incentive Compensation” in the Compensation Discussion and Analysis section above.

(2)
The amounts set forth in this column represent the value of the Time Vesting Units, which have not vested as of January 31, 2011, calculated by multiplying the number of Time Vesting Units by the grant date fair value of $3.52 per unit. The actual value of the Time Vesting Units as of any relevant valuation date could be significantly higher or lower than the per unit value we have assumed for purposes of preparing this table.

(3)
The amounts set forth in this column represent the number of Performance Vesting Units that were granted to our named executive officers pursuant to the Partnership Agreement but which have not vested as of January 31, 2011.  Additional information regarding the Performance Vesting Units, including the vesting of such awards, is set forth under the heading “Executive Compensation Elements – Equity Incentive Compensation” in the Compensation Discussion and Analysis section above.

(4)
The amounts set forth in this column represent the value of the Performance Vesting Units, which have not vested as of January 31, 2011, calculated by multiplying the number of Performance Vesting Units by the grant date fair value of $3.52 per unit. The actual value of the Performance Vesting Units as of any relevant valuation date could be significantly higher or lower than the per unit value we have assumed for purposes of preparing this table.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(2)
Andrew F. Puzder	412,275	1,465,051	479,824	6,021,791
E. Michael Murphy	146,000	869,625	119,956	1,505,448
Theodore Abajian	162,987	1,208,667	119,956	1,505,448
Bradford R. Haley	150,000	708,950	3,499	43,912
Robert J. Starke	63,333	198,000	3,499	43,912

(1)
All of the option award exercises during fiscal 2011 occurred in connection with the Merger.  In accordance with the terms of the Merger Agreement, all options outstanding on July 12, 2010 became fully vested and exercisable immediately prior to the closing of the Merger.  The value realized on exercise was determined by subtracting the exercise price of each of the options from the closing price of $12.55 per share of common stock, and then multiplying that result by the number of shares underlying each of the options.

(2)
All of the stock awards that vested during fiscal 2011 occurred in connection with the Merger. In accordance with the terms of the Merger Agreement, the vesting of all outstanding restricted stock awards was accelerated immediately prior to the closing of the Merger. The value realized on vesting was determined by multiplying the number of shares acquired upon vesting by the closing price of $12.55 per share of common stock pursuant to the Merger Agreement.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The information set forth in the table below describes the compensation that would become payable under our existing compensation programs and policies, including the relevant provisions of the Partnership Agreement and the employment agreements that we have entered into with each of our named executive officers, if each named executive officer’s employment had terminated effective as of January 31, 2011, the last day of fiscal 2011.

The table assumes that each named executive officer’s salary and service levels will be the same on the date of termination as they were on the last day of our fiscal year.  The amounts set forth for insurance, health benefits and similar policies also assume the continued availability of such policies on terms which are equivalent to those in effect as of the last day of fiscal 2011.  The compensation amounts set forth in the table exclude benefits that accrued prior to January 31, 2011 and are in addition to benefits generally available to salaried employees, such as subsidized medical benefits and disability benefits.

The table does not attempt to set forth the compensation that is payable to the named executive officers upon the occurrence of any particular change of control transaction.  Because the disclosures in the table assume the occurrence of a termination or change of control as of a particular date and under a particular set of circumstances and therefore make a number of important assumptions, the actual amounts to be paid to each of our named executive officers upon a termination or change of control may vary significantly from the amounts included herein.  Factors that could affect these amounts include the timing during the year of any such event, the continued availability of benefit policies at similar prices, and the type of termination event that occurs (as set forth in the first column in the table below).

Additional information regarding our severance and change of control policies is set forth under the heading "Severance and Change of Control Arrangements" above.

Name	Salary ($)(1)	Other Cash Payments ($)(2)	Accelerated Vesting of Outstanding Units ($)(3)		Accelerated Vesting of Outstanding Option Awards ($)	Accelerated Vesting of Contractually Obligated Restricted Stock Awards($)	Other Benefits ($)(4)	Excise Tax (including gross-up) ($)(5)
Andrew F. Puzder
Retirement, Resignation or Voluntary Termination	—	—	—		—	—	—	—
Termination by the Company for Cause	—	—	—		—	—	—	—
Termination by the Executive for Good Reason(6)	6,420,000	1,882,500	—		—	—	61,992	1,000,000
Termination by the Company Without Cause	6,420,000	1,882,500	—		—	—	61,992	1,000,000
Termination Upon a Change of Control(6)	6,420,000	1,882,500	3,520,860	(8)	—	—	61,992	1,000,000
Termination Upon Death or Disability(7)	1,070,000	—	880,216		—	—	—	—
E. Michael Murphy
Retirement, Resignation or Voluntary Termination	—	—	—		—	—	—	—
Termination by the Company for Cause	—	—	—		—	—	—	—
Termination by the Executive for Good Reason(6)	1,910,250	1,390,809	—		—	—	61,992	—
Termination by the Company Without Cause	1,910,250	1,390,809	—		—	—	61,992	—
Termination Upon a Change of Control(6)	1,910,250	1,390,809	1,166,284	(8)	—	—	61,992	—
Termination Upon Death or Disability(7)	636,750	—	291,573		—	—	—	—

Name	Salary ($)(1)	Other Cash Payments ($)(2)	Accelerated Vesting of Outstanding Units ($)(3)		Accelerated Vesting of Outstanding Option Awards ($)	Accelerated Vesting of Contractually Obligated Restricted Stock Awards($)	Other Benefits ($)(4)	Excise Tax (including gross-up) ($)(5)
Theodore Abajian
Retirement, Resignation or Voluntary Termination	—	—	—		—	—	—	—
Termination by the Company for Cause	—	—	—		—	—	—	—
Termination by the Executive for Good Reason(6)	1,500,000	1,152,557	—		—	—	61,985	—
Termination by the Company Without Cause	1,500,000	1,152,557	—		—	—	61,985	—
Termination Upon a Change of Control(6)	1,500,000	1,152,557	1,166,284	(8)	—	—	61,985	—
Termination Upon Death or Disability(7)	500,000	—	291,573		—	—	—	—
Bradford R. Haley
Retirement, Resignation or Voluntary Termination	—	—	—		—	—	—	—
Termination by the Company for Cause	—	—	—		—	—	—	—
Termination by the Executive for Good Reason	—	—	—		—	—	—	—
Termination by the Company Without Cause	1,050,036	—	—		—	—	50,789	—
Termination Upon a Change of Control	—	—	308,072	(8)	—	—	—	—
Termination Upon Death or Disability(7)	350,012	—	77,021		—	—	—	—
Robert J. Starke
Retirement, Resignation or Voluntary Termination	—	—	—		—	—	—	—
Termination by the Company for Cause	—	—	—		—	—	—	—
Termination by the Executive for Good Reason	—	—	—		—	—	—	—
Termination by the Company Without Cause	975,000	—	—		—	—	24,406	—
Termination Upon a Change of Control	—	—	308,072	(8)	—	—	—	—
Termination Upon Death or Disability(7)	325,000	—	77,021		—	—	—	—

(1)
In the event of a termination under specified circumstances as detailed in their respective employment agreements, Mr. Puzder is entitled to a severance amount equal to his base annual salary in effect as of the date of termination multiplied by the number six and each of Messrs. Murphy, Abajian, Haley and Starke are entitled to a severance amount equal to such officer's base annual salary in effect as of the date of termination multiplied by the number three.

(2)
In the event of a termination under specified circumstances, as detailed in their respective employment agreements, Messrs. Puzder, Murphy and Abajian are entitled to receive 50% of any unpaid special retention bonus.  Additionally, Messrs. Murphy and Abajian are entitled, pursuant to the terms of their respective employment agreements, to receive the annual cash bonus that would have been paid to the executive in respect of the fiscal year in which the employee’s termination of employment occurs.

(3)
The amounts set forth in this column represent the value which would be realized by each of our named executive officers upon the accelerated vesting of unvested Class B Units.  These amounts have been calculated using the grant date fair value of the Class B Units, which was $3.52, multiplied by the number of unvested Class B Units held by each named executive officer on that date.  The actual value of the Class B Units as of any relevant valuation date could be significantly higher or lower than the per unit value we have assumed for purposes of preparing this table.  As a result, the aggregate value that may be realized by our named executive officers with respect to the accelerated vesting of Class B Units held by them could be significantly different from the amounts included in the table.

(4)
Each of our named executive officers are entitled to the continuation of the various employee benefit plans and programs under which they were entitled to participate prior to termination in the event of a termination of their employment under specified circumstances, as detailed in their respective employment agreements.  Each of Messrs. Puzder, Murphy and Abajian are entitled to continued participation until the end of their employment term, which is through July 12, 2014, based upon the employment agreements in effect as of January 31, 2011.  Each of Messrs. Haley and Starke are entitled to continued participation until December 31 of the second calendar year following the calendar year in which the termination occurred (or December 31, 2013, assuming a January 31, 2011 termination date).  The amounts set forth in this column are estimates of the benefit payments to be made on each named executive officer’s behalf in connection with his termination, assuming that the cost to us of providing his current benefits remains the same.

(5)
We are not obligated to make any excise tax payments or related tax gross up payments on behalf of any of our named executive officers except for Mr. Puzder.  If and to the extent that any payment to Mr. Puzder upon a termination upon a change of control would constitute an “excess parachute payment,” then Mr. Puzder shall be entitled to receive an excise tax gross-up payment not exceeding $1,000,000, in accordance with the provisions of his Employment Agreement.

(6)
Each of Messrs. Puzder, Murphy and Abajian are entitled to receive certain payments and benefits upon a termination of their respective employment agreements for “Good Reason.”  “Good Reason” is defined in Mr. Puzder’s Employment Agreement to include the following events, without the Employee’s consent, (i) a material failure by the Company to pay any compensation owed to the Employee, (ii) a material reduction in the Employee’s base salary or target bonus percentage, (iii) a material diminution in the Employee’s responsibilities or authority, (iv) a relocation of the Employee’s principal place of employment outside the city limits of either Carpinteria or Santa Barbara, California, or (v) the occurrence of a change of control.  “Good Reason” is defined in the employment agreements for Messrs. Murphy and Abajian to include the following events, without the Employee’s consent, (i) a material failure by the Company to pay any compensation owed to the Employee, (ii) a material reduction in the Employee’s base salary or target bonus percentage, (iii) a material diminution in the Employee’s responsibilities or authority, or (iv) the voluntary resignation of Mr.  Puzder as Chief Executive Officer during the period between 90 and 365 days following the occurrence of a change of control.  Additional information regarding the payments and benefits to be received by our named executive officers upon a termination of their employment for “Good Reason” (including, in some cases, relating to a change of control) is discussed under the heading "Employment Agreements" in the Compensation Discussion and Analysis section of this Amendment.

(7)
In the event a named executive officer’s employment is terminated due to his death or disability, he (or his successors) would be entitled to continue to receive the base salary in effect as of the date of the death or disability for a period of one year.  Additionally, in the event of the death or disability of one of our named executive officers, the number of Time Vesting Units that would vest during the one year period following the termination of employment on account of such death or disability shall be treated as vested Class B Units and any unvested Performance Vesting Units shall remain outstanding for the one year period following such termination on account of such death or disability.

(8)
The amounts represent the minimum value that would accrue to each of our named executive officers from the vesting of Time Vesting Units upon a change of control as detailed in the Partnership Agreement.  Each of our named executive officers have the opportunity for additional value to accrue to them  from the vesting of Performance Vesting Units upon the occurrence of a change of control, however, certain criteria must be satisfied as detailed in the Partnership Agreement. Additional information regarding the vesting of the Time Vesting Units and the Performance Vesting Units upon the occurrence of a change of control is discussed under the heading "Severance and Change of Control Arrangements" in the Compensation Discussion and Analysis section of this Amendment and in the Partnership Agreement.

DIRECTOR COMPENSATION

Non-employee directors receive an annual retainer of $50,000, plus $2,000 for each board meeting and committee meeting they attend in person or $1,000 for each meeting attended telephonically. Our directors are also reimbursed for out-of-pocket expenses incurred in connection with their duties as directors. In addition, upon joining the board of directors, certain of our non-employee directors received a grant of 20,000 Class B Units, which vest in four equal installments on each of the first four anniversaries of the grant date, provided that such director continues to serve as a member of our board of directors on each applicable vesting date. Compensation due to Peter P. Copses and Lance A. Milken for their services as directors will be paid or issued, as applicable, to affiliates of Apollo.

The compensation earned by our non-management directors in fiscal 2011 is set forth in the table below:

Successor Board of Directors

Name	Fees Earned or Paid in Cash ($)	Unit Awards(1)(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter P. Copses(3)	35,000	—	—	—	—	—	35,000
Robert J. DiNicola	31,000	70,300	—	—	—	—	101,300
George G. Golleher	30,000	70,300	—	—	—	—	100,300
Lance A. Milken(3)	35,000	—	—	—	—	—	35,000
Daniel E. Ponder Jr.(4)	50,500	70,300	—	—	—	—	120,800
Jerold H. Rubinstein(4)	107,250	70,300	—	—	—	—	177,550
C. Tom Thompson	30,000	70,300	—	—	—	—	100,300

(1)
The amounts set forth in this column reflect the full grant date fair value of the Class B Units granted to each of our non-management directors calculated in accordance with the authoritative accounting guidance.  Assumptions used in the calculation of the amounts are included in Note 17 of our Notes to Consolidated Financial included in Item 8 of the Annual Report.

(2)
The table below sets forth the number of Time Vesting Units granted to each of our non-management directors in fiscal 2011 and the aggregate number of Time Vesting Units held by each our non-management directors as of the last day of fiscal 2011.  All Time Vesting Units granted in fiscal 2011 vest in equal increments over a four-year period from the date of grant.

Name	Unit Awards Granted in Fiscal 2011	Unit Awards Outstanding at the End of Fiscal 2011
Peter P. Copses	—	—
Robert J. DiNicola	20,000	20,000
George G. Golleher	20,000	20,000
Lance A. Milken	—	—
Daniel E. Ponder, Jr.	20,000	20,000
Jerold H. Rubinstein	20,000	20,000
C. Thomas Thompson	20,000	20,000

(3)	Fees earned or paid to Peter P. Copses and Lance A. Milken for their services as directors were paid to affiliates of Apollo.
(4)	The amounts set forth in this table represent compensation earned by our non-management directors for services performed on both our Predecessor board of directors and Successor board of directors.

Predecessor Board of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Byron Allumbaugh	85,750	—	—	—	—	—	85,750
Frank P. Willey	79,500	—	—	—	—	—	79,500
Matthew Goldfarb	20,500	—	—	—	—	—	20,500
Peter Churm	31,250	—	—	—	—	—	31,250
Janet E. Kerr	34,250	—	—	—	—	—	34,250
Daniel D. (Ron) Lane	20,500	—	—	—	—	—	20,500
Carl L. Karcher	20,500	—	—	—	—	—	20,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a wholly-owned subsidiary of Parent, which is indirectly owned through an intermediate holding company by the Partnership. In connection with the Merger, certain members of our senior management made investments in the Partnership. Apollo CKE Holdings GP, LLC, which is indirectly controlled by Apollo Management and its parallel investment vehicles (collectively, “Apollo Fund VII”), is the general partner of the Partnership and controls all of the voting interests in the Partnership. As a result, Apollo Fund VII controls us through its control of Apollo CKE Holdings GP, LLC, the Partnership and Parent. Therefore, Apollo Fund VII is deemed to beneficially own 100% of our common stock.

The following table sets forth the percentage of our shares of common stock that are beneficially owned, as of May 20, 2011, by (1) each person who is known to us to be the beneficial owner of more than 5% of such shares, (2) each of our directors and named executive officers, and (3) all of our directors and executive officers as a group. For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act.

Name	Beneficial Ownership Percentage (1)
Apollo Fund VII(1)	100%
Andrew F. Puzder(2)	—
E. Michael Murphy(2)	—
Theodore Abajian(2)	—
Bradford R. Haley(2)	—
Robert J. Starke(2)	—
Peter P. Copses(3)	—
Robert J. DiNicola(2)	—
George G. Golleher(2)	—
Lance A. Milken(3)	—
Daniel E. Ponder, Jr.(2)	—
Jerold H. Rubinstein(2)	—
C. Thomas Thompson(2)	—
All officers and directors as a group	—

(1)
See the introductory paragraph of this section for an explanation of the beneficial ownership of our shares of common stock by Apollo Fund VII. Apollo Fund VII disclaims beneficial ownership of any such shares except to the extent of any pecuniary interest therein. The address of Apollo Fund VII is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(2)
The address for each of Messrs. Puzder, Murphy, Abajian, Haley, Starke, DiNicola, Golleher, Ponder, Rubinstein and Thompson is c/o CKE Restaurants, Inc., 6307 Carpinteria Avenue, Suite A, Carpinteria, California, 93013.  Messrs. Puzder, Murphy, Abajian, Haley, Starke, DiNicola and Golleher own the following Class A Units: 674,000, 152,500, 220,000, 40,000, 8,200, 25,000 and 50,000, respectively.  Messrs. DiNicola and Golleher own 25,000 and 50,000 Class B Units, respectively.   In addition, the following Time Vesting Units for Messrs. Puzder, Murphy, Abajian, Haley, Starke, DiNicola and Golleher are expected to vest within 60 days of May 20, 2011: 250,417, 82,951, 82,951, 21,912, 21,912, 5,000 and 5,000, respectively.

(3)
Messrs. Copses and Milken are both associated with Apollo and its affiliated investment managers, however, each expressly disclaims beneficial ownership of the shares of our common stock that may be deemed beneficially owned by Apollo Fund VII or any other Apollo affiliate, except to the extent of any pecuniary interest therein. The address of Messrs. Copses and Milken is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

We describe below all “related party transactions” that have occurred since the beginning of fiscal 2011 and any such transactions that are currently proposed.  In accordance with Item 404(a) of Regulation S-K, a “related party transaction” is any transaction or series of transactions exceeding $120,000 in which we are a participant and any “related person” has a material interest.  A “related person” would include any director, nominee for director, executive officer, or person controlling over five percent of our outstanding common stock (and immediate family members of any of such persons).  A related party transaction must be approved by a majority of the disinterested directors in accordance with Delaware law.  In reviewing and considering whether to approve a related party transaction, our disinterested directors consider all relevant facts and circumstances to determine whether such transaction meets our standard that the transaction is fair to us and in our best interests and the interests of our stockholders.  There are no pre-established procedures by which the disinterested directors make this determination other than those prescribed by Delaware law regarding the fulfillment of a director’s fiduciary duty.

Certain Relationships and Related Transactions

Management Services Agreement

In connection with the Merger, we entered into a management services agreement with Apollo Management, dated as of July 12, 2010 (the “Management Services Agreement”). Under the Management Services Agreement, Apollo Management agreed to provide to us certain investment banking, management, consulting, financial planning and real estate advisory services on an ongoing basis for a fee of $2.5 million per year, which Apollo Management may increase in its sole discretion at any time up to an amount equal to 2% of our annual EBITDA (as defined under our senior secured revolving credit facility). Pursuant to the Management Services Agreement, Apollo Management also agreed to provide to us certain financial advisory and investment banking services from time to time in connection with major financial transactions that may be undertaken by us or our subsidiaries in exchange for fees customary for such services after taking into account Apollo Management’s expertise and relationships within the business and financial community. In exchange, we agreed to provide customary indemnification to Apollo Management under the Management Services Agreement. In addition, in connection with the Merger, we agreed to pay a transaction fee of $10.0 million (plus reimbursement of expenses) to Apollo Management for financial advisory services rendered in connection with the Merger and related transactions. These services included: (i) assisting us in structuring the Merger and related transactions; (ii) taking into account tax considerations and optimal access to financing; and (iii) assisting in the negotiation of our material agreements and financing arrangements in connection with the Merger and related transactions. The Management Services Agreement terminates on the tenth anniversary of the date of the agreement, provided that such agreement has not previously been terminated in connection with certain initial public offerings (and in connection with any such initial public offering we will be required to pay to Apollo Management the present value of the remaining payments thereunder).

Management Limited Partnership Agreement

In connection with the Merger, certain affiliates of Apollo, our directors and certain members of our senior management entered into the Partnership Agreement. All executive officers and directors investing in Class A Units and receiving awards of Class B Units were required to execute the Partnership Agreement and become limited partners of Apollo CKE Holdings, L.P. Under the Partnership Agreement, the Class A Units and Class B Units purchased or held are subject to (or have the benefit of) customary transfer restrictions, tag-along rights, drag-along rights, repurchase rights and registration rights.  Please refer to the more detailed discussion of the Class A Units and Class B Units under the heading “Elements of Executive Compensation – Equity Incentive Compensation” in the Compensation Discussion and Analysis section above.

Director Relationships

Certain members of our Successor and Predecessor board of directors are or were also our franchisees. These franchisees regularly purchase equipment and other products from us and pay us various fees on the same terms and conditions as our other franchisees. Prior to the outsourcing of our Carl’s Jr. distribution center operations, the Carl’s Jr. franchisees also regularly purchased food and other products from us on the same terms and conditions as our other franchisees.  The transactions with each member and former member of our board of directors represent the activity for all of fiscal 2011, regardless of the portion of fiscal 2011 that such director served on our board of directors.  These transactions are described below.

Related Transactions with Successor Board of Directors

Daniel E. Ponder, Jr. Daniel E. Ponder, Jr. is a member of our Successor board of directors and also served on our Predecessor board of directors.  Mr. Ponder is President and Chairman of the board of directors of Ponder Enterprises, Inc., (“PEI”).  PEI is a franchisee of Hardee’s and operated 24 Hardee’s restaurants during fiscal 2011.  PEI paid us an aggregate of $5,150 in franchise and development fees during fiscal 2011.  In connection with the operation of its 24 restaurants, PEI made aggregate payments of $380,234 to us for the purchase of equipment from us.  During fiscal 2011, PEI paid us royalty fees of $832,223 and advertising and promotional fees of $1,032,282 for all 24 restaurants combined.  During fiscal 2011, PEI made aggregate rental and other property-related payments of $170,098 to us for certain of their restaurant properties that were leased and/or subleased from us.

C. Thomas Thompson. C. Thomas Thompson is a member of our Successor board of directors and is the Managing General Partner of TWM Industries, L.P., a member of Manteca Star, LLC, a member of Modesto Restaurant Group, LLC, a member of The Chowchilla Connection, LLC, a Managing Member of TWM/Fresno, LLC, and a General Partner of TWM Industries/VFR (collectively, the “Thompson Entities”). The Thompson Entities are each franchisees of Carl’s Jr. and collectively operated a total of 60 Carl’s Jr. and Carl’s Jr./Green Burrito dual-branded restaurants during fiscal 2011. The Thompson Entities collectively paid us an aggregate of $46,000 in franchise and development fees during fiscal 2011. During fiscal 2011, the Thompson Entities paid us royalty fees of $2,766,186 and advertising and promotional fees of $3,682,990 for all 60 restaurants combined. In connection with the operation of its 60 restaurants, the Thompson Entities made aggregate payments of $8,541,293 to us for the purchase of food, equipment and other products from us. During fiscal 2011, the Thompson Entities made aggregate rental and other property-related payments of $2,590,005 to us for certain of their restaurant properties that were leased and/or subleased from us.

Related Transactions with Predecessor Board of Directors

Carl L. Karcher.  Carl L. Karcher was a member of our Predecessor board of directors and is an affiliate of the following Carl’s Jr. franchisees and licensees: CLK, Inc., CLK New-Star, LP, CLK Desert Star, LP, KWK Foods, LLC, KWKG, Inc. and Border Star de Mexico, S de RL de CV (collectively, the “Karcher Entities”).  Joseph C. Karcher is the brother of Carl L. Karcher and is also an affiliate of KWK Foods, LLC and KWKG, Inc. Gary Wiles is the brother-in-law of Carl L. Karcher and is also an affiliate of KWK Foods, LLC.  The Karcher Entities are each franchisees or licensees of Carl’s Jr. and collectively operated a total of 65 Carl’s Jr. and Carl’s Jr./Green Burrito dual-branded restaurants during fiscal 2011. The Karcher Entities collectively paid us an aggregate of $55,375 in franchise and development fees during fiscal 2011. During fiscal 2011, the Karcher Entities paid us royalty fees of $3,011,831 and advertising and promotional fees of $3,728,043 for all 65 restaurants combined. In connection with the operation of its 65 restaurants, the Karcher Entities made aggregate payments of $9,076,532 to us for the purchase of food, equipment and other products from us.  During fiscal 2011, the Karcher Entities made aggregate rental and other property-related payments of $1,323,919 to us for certain of their restaurant properties that were leased and/or subleased from us.

Carl L. Karcher and Joseph C. Karcher are partners of Karcher Partners, a California limited partnership (“Karcher Partners”). During fiscal 2011, we leased a restaurant property at 1200 N. Harbor Blvd in Anaheim, California from the Karcher Partners. The General Partner of Karcher Partners is Karcher GP, LLC, a Delaware limited liability company, or Karcher GP. Karcher GP is wholly owned by the Carl N. Karcher and Margaret M. Karcher Trust dated August 17, 1970, as amended, of which Carl L. Karcher is a co-trustee.  During fiscal 2011, we made aggregate rental payments of $195,000 to the Karcher Partners.

Joseph C. Karcher. Joseph C. Karcher is the brother of Carl L. Karcher and is an affiliate of JCK, Inc. and JCK of Southern Oregon, Inc. (collectively, the “Joseph Karcher Entities”). The Joseph Karcher Entities are each franchisees of Carl’s Jr. and collectively operated a total of 24 Carl’s Jr. and Carl’s Jr./Green Burrito dual-branded restaurants during fiscal 2011. The Joseph Karcher Entities collectively paid us an aggregate of $56,563 in franchise and development fees during fiscal 2011. During fiscal 2011, the Joseph Karcher Entities paid us royalty fees of $1,106,460 and advertising and promotional fees of $1,381,407 for all 24 restaurants combined. In connection with the operation of its 24 restaurants, the Joseph Karcher Entities made aggregate payments of $4,280,032 to us for the purchase of food, equipment and other products from us.  See also discussion of additional related party transactions with Joseph Karcher in the section titled “Carl K. Karcher” above.

Anne M. Wiles. Anne M. Wiles is the sister of Carl L. Karcher and is an affiliate of Wiles Restaurants, Inc. and Star of the High Desert, Inc. (collectively, the “Wiles Entities”). The Wiles Entities are each franchisees of Carl’s Jr. and collectively operated a total of 29 Carl’s Jr. and Carl’s Jr./Green Burrito dual-branded restaurants during fiscal 2011. The Wiles Entities collectively paid us an aggregate of $25,000 in franchise and development fees during fiscal 2011. During fiscal 2011, the Wiles Entities paid us royalty fees of $1,192,084 and advertising and promotional fees of $1,570,487 for all 29 restaurants combined. In connection with the operation of its 29 restaurants, the Wiles Entities made aggregate payments of $2,590,920 to us for the purchase of food, equipment and other products from us.  During fiscal 2011, the Wiles Entities made aggregate rental and other property-related payments of $422,489 to us for certain of their restaurant properties that were leased and/or subleased from us.  The Wiles Entities also made payments of $182,256 to us for other miscellaneous fees and charges during fiscal 2011.

Margaret Jean LeVecke. Margaret Jean LeVecke is the sister of Carl L. Karcher and an affiliate of MJKL Enterprises, LLC and MJKL Enterprises Midwest, LLC (collectively, the “LeVecke Entities”). The LeVecke Entities are franchisees of Carl’s Jr. and Hardee’s and collectively operated a total of 122 Carl’s Jr., Hardee’s, Carl’s Jr./Green Burrito dual-branded and Hardee’s/Red Burrito dual-branded restaurants during fiscal 2011. The LeVecke Entities collectively paid us an aggregate of $35,000 in franchise and development fees during fiscal 2011. During fiscal 2011, the LeVecke Entities paid us royalty fees of $4,637,404 and advertising and promotional fees of $5,604,075 for all 122 restaurants combined.  In connection with the operation of its 122 restaurants, the LeVecke Entities made aggregate payments of $8,011,684 to us for the purchase of food, equipment and other products from us.  During fiscal 2011, the LeVecke Entities made aggregate rental and other property- related payments of $4,091,675 to us for certain of their restaurant properties that were leased and/or subleased from us.  The LeVecke Entities also made payments of $270,956 to us for other miscellaneous fees and charges during fiscal 2011.

During fiscal 2011, we entered into two notes with the LeVecke Entities totaling $4,635,641 and bearing interest of 14% per annum, payable monthly. The LeVecke Entities made aggregate principal payments of $1,750,000 and aggregate interest payments of $165,227 to us associated with the outstanding notes during fiscal 2011. As of January 31, 2011, $2,885,641 of the principal remains outstanding.

During fiscal 2011, we leased a restaurant property at 3929 S. El Camino Real in San Clemente, California from Margaret Jean LeVecke. During fiscal 2011, we made aggregate rental payments of $125,282 to Margaret Jean LeVecke.

Daniel D. (Ron) Lane. Daniel D. (Ron) Lane was a member of our Predecessor board of directors and an affiliate of M & N Foods, L.L.C. (“M&N”).  M&N is a franchisee of Carl’s Jr. and collectively operated a total of 25 Carl’s Jr. and Carl’s Jr./Green Burrito dual-branded restaurants during fiscal 2011.  During fiscal 2011, the M&N paid us royalty fees of $1,197,315 and advertising and promotional fees of $1,597,673 for all 25 restaurants combined. In connection with the operation of its 25 restaurants, M&N made aggregate payments of $4,071,174 to us for the purchase of food, equipment and other products from us.  During fiscal 2011, M&N made aggregate rental and other property-related payments of $2,886,440 to us for certain of their restaurant properties that were leased and/or subleased from us.  M&N also made payments of $324,103 to us for other miscellaneous fees and charges during fiscal 2011.

Director Independence

Following the completion of the Merger, our common stock ceased trading on the NYSE.  Because we do not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, and do not have any securities registered with the SEC, there are no director independence rules applicable to the members of our board of directors.  Prior to the Merger, the Board utilized director independence standards designed to satisfy the corporate governance requirements of the NYSE when determining whether or not members of the Board were independent. However, even if our securities continued to be traded on the NYSE, our directors would not be subject to the independence requirements because we would be entitled to rely on the "controlled company" exception contained in Section 303A.00 of the NYSE Listed Company Manual.  Pursuant to Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company, is exempt from the requirement that its board of directors consist of a majority of independent directors and the requirement that its compensation committee (and, if applicable, its nominating and corporate governance committee) be comprised solely of independent directors. As of May 20, 2011, affiliates of Apollo beneficially owned 100% of the voting power of the Company, which would qualify the Company as a "controlled company" eligible for exemption under Section 303A.00.

Independence of Committee Members

The directors who are currently serving as members of the audit committee and compensation committee are not required to, and do not, meet the independence requirements of the NYSE or any other national securities exchange.  They similarly are not required to, and do not, meet the independence requirements set forth in the SEC’s rules and regulations, to the extent any such requirements are applicable to them.  The Company does not maintain a nominating and corporate governance committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accountants

KPMG LLP (“ KPMG”) served as our independent registered public accounting firm for the fiscal years ended January 31, 2011 and January 25, 2010.  In addition to rendering audit services during fiscal 2011 and 2010, KPMG provided various audit-related, tax and other professional services for us.  The following is a summary of the fees billed to us by KPMG for professional services rendered for fiscal 2011 and 2010, respectively:

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees	Percentage of Services Approved by Audit Committee
Audit fees	$1,837,500	$1,230,350	100%
Audit-related fees	279,521	13,000	100%
Tax fees	32,188	60,130	100%
All other fees	1,500	1,500	100%
Total fees	$2,150,709	$1,304,980	100%

Audit Fees

Audit fees include fees for the annual audit of our consolidated financial statements and reviews of our quarterly reports filed with the SEC. Audit fees also include fees for the review of our franchise disclosure document registration statements and the issuance of consents and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.  Additionally, fiscal 2010 included audit fees for the audit of the effectiveness of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

Audit-related fees consist of assurances and services performed by our independent registered public accountants that are reasonably related to the performance of the audit or review of our financial statements and are not included under audit fees. Audit-related fees during fiscal 2011 included fees associated with providing comfort letters and a consent in connection with the issuance and exchange of our $600 million senior secured second lien notes and providing access to workpapers.  Audit-related fees during fiscal 2010 were associated with providing access to workpapers.

Tax Fees

Tax fees during fiscal 2011 and 2010 were associated with cost segregation studies related to the depreciation of fixed assets.

All Other Fees

All other fees during fiscal 2011 and 2010 were associated with our subscription for and use of KPMG’s accounting research tool.

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

Prior to engagement of the independent registered public accounting firm, management will submit an estimate of services expected to be rendered within each of the four prescribed categories of services (as described below) to the audit committee for approval.

Audit services include professional services rendered by the independent registered public accounting firm for the audit of our consolidated financial statements and review of our financial statements reported on Form 10-Q, as well as services that are normally provided in connection with statutory and regulatory filings.

1.
Audit-related services include assurance and related services provided by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not included under audit fees.

2.	Tax services include all services performed by the independent registered public accounting firm’s tax personnel, except those services specifically related to the audit of the financial statements.

3.	Other fees are those associated with services not captured in the other categories.

Prior to engagement, the audit committee pre-approves each of these services by category of service.  During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval.  In those instances, the audit committee requires pre-approval before engaging the independent registered public accounting firm.

The audit committee has considered whether the independent registered public accounting firm’s provision of non-audit services to us is compatible with maintaining the registered public accounting firm’s independence and has concluded that the provision of such non-audit services does not compromise the independence of the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The exhibits filed with this Amendment are as follows:

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

CKE RESTAURANTS, INC.

Date: May 24, 2011	By:	/s/ ANDREW F. PUZDER
Andrew F. Puzder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW F. PUZDER	Chief Executive Officer (Principal Executive Officer)	May 24, 2011
Andrew F. Puzder	and Director

/s/ THEODORE ABAJIAN	Executive Vice President and Chief Financial Officer	May 24, 2011
Theodore Abajian	(Principal Financial Officer)

/s/ REESE STEWART	Senior Vice President and Chief Accounting Officer	May 24, 2011
Reese Stewart	(Principal Accounting Officer)

*	Chairman of the Board	May 24, 2011
Peter P. Copses

*	Director	May 24, 2011
Robert J. DiNicola

*	Director	May 24, 2011
George G. Golleher

*	Director	May 24, 2011
Lance A. Milken

*	Director	May 24, 2011
Daniel E. Ponder, Jr.

*	Director	May 24, 2011
Jerold H. Rubinstein

*	Director	May 24, 2011
C. Thomas Thompson

* By:	/s/ ANDREW F. PUZDER
Andrew F. Puzder
As Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.