Form 10-Q
period 2011-05-23
CKE RESTAURANTS INC
filed 2011-06-29
CIK 919628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 23, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ Explanatory Note: While the registrant is not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, it has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months.

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

The number of outstanding shares of the registrant’s common stock was 100 shares as of June 24, 2011.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except shares and par values)
(Unaudited)

	Successor
	May 23, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$75,938	$42,586
Accounts receivable, net of allowance for doubtful accounts of $162 as of May 23, 2011 and $92 as of January 31, 2011	20,915	27,533
Related party trade receivables	281	216
Inventories	16,273	14,526
Prepaid expenses	14,700	14,219
Assets held for sale	440	196
Advertising fund assets, restricted	17,883	18,464
Deferred income tax assets, net	16,864	17,079
Other current assets	3,914	4,065
Total current assets	167,208	138,884
Notes receivable, net	—	172
Property and equipment, net of accumulated depreciation and amortization of $58,226 as of May 23, 2011 and $36,342 as of January 31, 2011	629,613	640,194
Property under capital leases, net of accumulated amortization of $5,698 as of May 23, 2011 and $3,638 as of January 31, 2011	35,622	36,156
Goodwill	208,885	207,817
Intangible assets, net	443,977	448,499
Other assets, net	23,774	24,444
Total assets	$1,509,079	$1,496,166

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$30	$29
Current portion of capital lease obligations	7,821	7,434
Accounts payable	38,998	41,442
Advertising fund liabilities	17,883	18,464
Other current liabilities	104,070	81,958
Total current liabilities	168,802	149,327
Bank indebtedness and other long-term debt, less current portion	590,272	589,987
Capital lease obligations, less current portion	39,779	41,082
Deferred income tax liabilities, net	149,700	151,828
Other long-term liabilities	136,889	139,173
Total liabilities	1,085,442	1,071,397

Commitments and contingencies (Notes 7, 9 and 14)
Subsequent event (Notes 7)

Stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding as of May 23, 2011 and January 31, 2011	—	—
Additional paid-in capital	454,128	452,659
Accumulated deficit	(30,491)	(27,890)
Total stockholder’s equity	423,637	424,769
Total liabilities and stockholder’s equity	$1,509,079	$1,496,166

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands)
(Unaudited)

	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Revenue:
Company-operated restaurants	$351,604	$331,005
Franchised and licensed restaurants and other	48,979	104,180
Total revenue	400,583	435,185
Operating costs and expenses:
Restaurant operating costs:
Food and packaging	108,902	98,149
Payroll and other employee benefits	101,663	98,255
Occupancy and other	82,683	78,754
Total restaurant operating costs	293,248	275,158
Franchised and licensed restaurants and other	25,878	79,762
Advertising	20,061	19,817
General and administrative	40,960	39,471
Facility action charges, net	511	863
Other operating expenses, net	351	6,568
Total operating costs and expenses	381,009	421,639
Operating income	19,574	13,546
Interest expense	(24,395)	(5,025)
Other income (expense), net	799	(13,883)
Loss before income taxes	(4,022)	(5,362)
Income tax benefit	(1,421)	(2,269)
Net loss	$(2,601)	$(3,093)

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Cash flows from operating activities:
Net loss	$(2,601)	$(3,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,938	22,644
Amortization of debt issuance costs and discount on notes	1,244	365
Share-based compensation expense	1,469	2,187
Provision for (recovery of) losses on accounts and notes receivable	71	(23)
Loss on sale of property and equipment and capital leases	713	1,280
Facility action charges, net	682	863
Deferred income taxes	(1,913)	(6)
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	2,084	(442)
Estimated liability for closed restaurants and estimated liability for self-insurance	83	(906)
Accounts payable and other current and long-term liabilities	27,528	9,600
Net cash provided by operating activities	54,298	32,469
Cash flows from investing activities:
Purchases of property and equipment	(13,581)	(23,727)
Proceeds from sale of property and equipment	947	67
Collections of non-trade notes receivable	572	233
Other investing activities	57	(313)
Net cash used in investing activities	(12,005)	(23,740)
Cash flows from financing activities:
Net change in bank overdraft	(6,382)	(7,482)
Borrowings under Predecessor revolving credit facility	—	91,000
Repayments of borrowings under Predecessor revolving credit facility	—	(82,500)
Repayments of Predecessor senior credit facility term loan	—	(10,301)
Payment of debt issuance costs	(44)	—
Repayments of other long-term debt	(9)	(9)
Repayments of capital lease obligations	(2,506)	(2,482)
Repurchase of common stock	—	(1,823)
Exercise of stock options	—	901
Tax impact of stock option and restricted stock award transactions	—	122
Dividends paid on common stock	—	(3,317)
Net cash used in financing activities	(8,941)	(15,891)
Net increase (decrease) in cash and cash equivalents	33,352	(7,162)
Cash and cash equivalents at beginning of period	42,586	18,246
Cash and cash equivalents at end of period	$75,938	$11,084

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Description of Business

CKE Restaurants, Inc. (“CKE”), through its wholly-owned subsidiaries, owns, operates, franchises and licenses the Carl’s Jr.®, Hardee’s®, Green Burrito® and Red Burrito® concepts. References to CKE and its consolidated subsidiaries (the “Company”) throughout these Notes to Condensed Consolidated Financial Statements are made using the first person notations of “we,” “us” and “our.”

Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. Generally, our franchisees are domestic and our licensees are international. As of May 23, 2011, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	424	470	1	895
Franchised	680	1,225	10	1,915
Licensed	158	214	—	372
Total	1,262	1,909	11	3,182

As of May 23, 2011, 255 of our 424 company-operated Carl’s Jr. restaurants were dual-branded with Green Burrito and 165 of our 470 company-operated Hardee’s restaurants were dual-branded with Red Burrito.

Merger and Related Transactions

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Basis of Presentation and Fiscal Year

Our accompanying unaudited Condensed Consolidated Financial Statements include the accounts of CKE, our wholly-owned subsidiaries and certain variable interest entities (“VIE”) for which we are the primary beneficiary and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. CKE does not have any non-controlling interests in other entities. These financial statements should be read in conjunction with the audited Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011. In our opinion, all adjustments considered necessary for a fair presentation of financial position and results of operations for this interim period have been included. The results of operations for such interim period are not necessarily indicative of results for the full year or for any future period.

We operate on a retail accounting calendar. Our fiscal year ends on the last Monday in January and typically has 13 four-week accounting periods. For clarity of presentation, we generally label all fiscal year ends as if the fiscal year ended January 31. The fiscal year ended January 31, 2011 is referred to herein as fiscal 2011. The fiscal year ending January 30, 2012 is referred herein as fiscal 2012. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters generally have three periods, or 12 weeks.

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

During the second quarter of fiscal 2011, we revised the presentation of certain transaction-related costs for accounting, investment banking, legal and other costs incurred in connection with the Transactions to include such costs within operating income. As a result, we reclassified $6,568 of transaction-related costs from other expense, net to other operating expenses, net for the sixteen weeks ended May 17, 2010. This reclassification did not impact our previously reported revenues or net loss.

Additionally, certain prior year amounts in these unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Variable Interest Entities

We consolidate one national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $17,883 and $18,464 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets as of May 23, 2011 and January 31, 2011, respectively. Consolidation of the Hardee’s Funds had no impact on our accompanying unaudited Condensed Consolidated Statements of Operations and Cash Flows. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of the Hardee’s Funds, and none of our assets serve as collateral for the creditors of these VIEs.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

NOTE 2 — ACQUISITION OF PREDECESSOR

The acquisition of Predecessor is being accounted for as a business combination using the acquisition method of accounting, whereby the purchase price has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair-value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. During the first quarter of fiscal 2012, we completed our accounting for the acquisition of Predecessor. The following table summarizes the fair values assigned to the net assets acquired as of the July 12, 2010 acquisition date:

Total consideration:
Cash paid to shareholders	$704,065
Less: post-combination share-based compensation expense	(10,587)
Total purchase price consideration	693,478

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	25,724
Accounts receivable(1)	39,762
Inventories	13,956
Deferred income tax assets, net - current	19,872
Other current assets	36,372
Notes receivable - current and long-term(2)	2,311
Property and equipment(3)	654,467
Property under capital leases	39,738
Intangible assets	457,001
Other assets	5,363
Bank indebtedness - current and long-term	(271,505)
Capital lease obligations - current and long-term	(52,922)
Accounts payable	(54,811)
Deferred income tax liabilities, net - long-term	(165,456)
Unfavorable lease obligations	(96,356)
Other liabilities - current and long-term(4)	(167,855)
Net assets acquired	485,661
Excess purchase price attributed to goodwill acquired	$207,817
___________
(1)	The gross amount due under accounts receivable acquired is $40,081, of which $319 was expected to be uncollectible.
(2)	The gross amount due under notes receivable acquired is $5,947, of which $3,636 was expected to be uncollectible.
(3)
The estimated fair value of property and equipment acquired consisted of $231,916 of land, $87,709 of leasehold improvements, $223,751 of buildings and improvements, and $111,091 of equipment, furniture and fixtures.

(4)
Litigation reserves of $2,305 are included within other current liabilities. Since the acquisition date fair value of these contingent liabilities could not be determined during the measurement period, we recorded an accrued liability for litigation contingencies with a probable likelihood of loss and for which the range of loss was reasonably estimable.

As of May 23, 2011, the purchase price allocation remains preliminary and is subject to change. Any subsequent changes to the purchase price allocation that result in material changes to our consolidated financial results will be adjusted retrospectively.

During the sixteen weeks ended May 23, 2011, we obtained further information on the valuation of acquired assets and liabilities assumed and, in accordance with the authoritative guidance for business combinations, retrospectively recorded purchase price adjustments at the acquisition date to increase the fair value of accounts receivable by $7, current deferred income tax assets, net by $768, other current assets by $158, property and equipment by $17,813, property under capital leases by $1,375, other assets by $126, unfavorable lease obligations by $27,376 and other liabilities by $2,436. Purchase price adjustments were also recorded to reduce the fair value of intangible assets by $14,763, capital lease obligations by $127 and long-term deferred income tax liabilities by $13,504. These adjustments to our purchase price allocation caused an increase to goodwill of $10,697. We have also retrospectively adjusted our post-combination consolidated results of operations and cash flows for the impacts of the purchase price adjustments. As a result of these retrospective adjustments, our net loss for the Successor twenty-nine weeks ended January 31, 2011 decreased by $852, and our Successor stockholder’s equity as of January 31, 2011 increased by the same amount.

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

Transaction Costs

We recorded $351 and $6,568 in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Transactions within other operating expenses, net in our accompanying unaudited Condensed Consolidated Statements of Operations for the Successor sixteen weeks ended May 23, 2011 and the Predecessor sixteen weeks ended May 17, 2010, respectively. Additionally, we recorded a termination fee for a prior merger agreement with an affiliate of Thomas H. Lee Partners, L.P. of $9,283 and $5,000 in reimbursable costs within other expense, net in our accompanying unaudited Condensed Consolidated Statement of Operations for the Predecessor sixteen weeks ended May 17, 2010.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma results of operations assume that the Transactions had occurred on
February 1, 2010 for the sixteen weeks ended on May 17, 2010, after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Credit Facility and the Notes, and other acquisition-related adjustments in connection with the Transactions. These unaudited pro forma results exclude transaction costs and share-based compensation expense related to the acceleration of stock options and restricted stock awards in connection with the Merger. Additionally, the following unaudited pro forma results of operations do not give effect to the sale of our Carl’s Jr. distribution facility operations, which was completed on July 2, 2010. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on those dates, nor of the results that may be obtained in the future.

Predecessor
Sixteen Weeks Ended May 17, 2010(1)
Total revenue	$436,226
Net loss	(4,555)
___________
(1)	The unaudited pro forma results of operations exclude any effect related to the senior unsecured PIK toggle notes issued by CKE Holdings, Inc. (see Note 7).

NOTE 3 —ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance to require additional disclosures for fair value measurements including the following: (1) amounts transferred in and out of Level 1 and 2 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2009 (“Part I”), and (2) activities in Level 3 fair value measurements including purchases, sales, issuances and settlements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (“Part II”). Our adoption of Part I of the revised guidance for fair value measurements disclosures as of the beginning of fiscal 2011 did not have a material effect on our Condensed Consolidated Financial Statements. Our adoption of Part II of the revised guidance for fair value measurement disclosures as of the beginning of fiscal 2012 did not have a material effect on our Condensed Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We do not expect that the adoption of this guidance will have a material impact on our Condensed Consolidated Financial Statements.

NOTE 4 — ASSETS HELD FOR SALE

Assets held for sale consist of surplus restaurant properties and company-operated restaurants that we expect to sell within one year. We no longer depreciate assets once classified as held for sale. As of May 23, 2011, total assets held for sale were $440 and were comprised of one surplus property in our Hardee’s operating segment. As of January 31, 2011, total assets held for sale were $196 and were comprised of one surplus property in our Hardee’s operating segment.

NOTE 5 — PURCHASE OF ASSETS

During the sixteen weeks ended May 23, 2011, we purchased three Hardee’s restaurants from one of our franchisees for the aggregate purchase price consideration of $1,500, which was reduced by the settlement of certain pre-existing liabilities, resulting in a net purchase price consideration of $1,207. As a result of this transaction, we recorded property and equipment of $54, identifiable intangible assets of $85, capital leases assets of $55 and capital lease obligations of $55, resulting in $1,068 of additional goodwill in our Hardee’s operating segment.

We did not purchase any restaurants from franchisees during the sixteen weeks ended May 17, 2010.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET

The following table sets forth changes in our goodwill:

	Carl’s Jr.	Hardee’s	Total
Successor:
Balance at January 31, 2011	$199,166	$8,651	$207,817
Additions	—	1,068	1,068
Balance at May 23, 2011	$199,166	$9,719	$208,885

The following table presents our indefinite and definite-lived intangible assets for each of the respective reporting periods:

	Successor
	May 23, 2011				January 31, 2011
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	Indefinite	$278,000	$—	$278,000	$278,000	$—	$278,000
Favorable lease agreements	13	90,086	(8,471)	81,615	90,181	(5,313)	84,868
Franchise agreements	20	88,085	(3,723)	84,362	88,000	(2,369)	85,631
		$456,171	$(12,194)	$443,977	$456,181	$(7,682)	$448,499

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Amortization expense related to intangible assets for the Successor sixteen weeks ended May 23, 2011 and Predecessor sixteen weeks ended May 17, 2010 was $4,525 and $76, respectively. Our estimated future amortization expense related to these intangible assets is set forth as follows:

May 24, 2011 through January 31, 2012	$9,874
Fiscal 2013	13,833
Fiscal 2014	12,899
Fiscal 2015	11,743
Fiscal 2016	11,117
Fiscal 2017	10,629
Thereafter	95,882
$165,977

NOTE 7 — INDEBTEDNESS AND INTEREST EXPENSE

Successor

Our Credit Facility provides for senior secured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $100,000. As of May 23, 2011, we had no outstanding loan borrowings, $34,813 of outstanding letters of credit and remaining availability of $65,187 on our Credit Facility. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.75%.

The terms of our Credit Facility include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. As of May 23, 2011, our financial performance covenants did not limit our ability to draw on the remaining availability of $65,187 under our Credit Facility.

As of May 23, 2011, the outstanding balance on our Notes was $589,307, which is presented net of the unamortized portion of the original issue discount of $10,693 in our unaudited Condensed Consolidated Balance Sheet. The aggregate outstanding principal amount of the Notes was $600,000 as of May 23, 2011. The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15.

Each of our wholly-owned domestic subsidiaries that guarantees indebtedness under the Credit Facility also guarantees the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all our obligations under the Notes. Separate financial statements and other disclosures of each of the guarantors are not presented because CKE Restaurants, Inc. is a holding company with no material independent assets or operations, the guarantor subsidiaries are, directly or indirectly, wholly-owned subsidiaries of CKE Restaurants, Inc. and such guarantees are full, unconditional and joint and several. The aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of CKE Restaurants, Inc. on a consolidated basis. The one non-guarantor subsidiary of the parent company is minor. There are no significant restrictions on the ability of CKE Restaurants, Inc. or any of the guarantors to obtain funds from its respective subsidiaries by dividend or loan.

On June 15, 2011, the holders of the Notes were notified that we will redeem $40,000 aggregate principal amount of the Notes outstanding on July 15, 2011 at a redemption price of 103% pursuant to the terms of the indenture governing the Notes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Predecessor

During the Predecessor sixteen weeks ended May 17, 2010, we made aggregate principal payments of $10,301 on the term loan portion of our Predecessor senior credit facility. In connection with the Merger, we repaid at closing the total outstanding principal and accrued and unpaid interest on our Predecessor senior credit facility.

During the Predecessor sixteen weeks ended May 17, 2010 we recorded interest expense of $1,370 under our Predecessor interest rate swap agreements to adjust their carrying value to fair value and paid $2,985 for net settlements under our interest rate swap agreements. In connection with the Merger, we settled and paid in full all obligations related to our Predecessor fixed rate interest rate swap agreements.

Interest expense

Interest expense consisted of the following:

	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Senior secured revolving credit facility	$—	$—
Senior secured second lien notes	21,116	—
Predecessor senior credit facility	—	1,542
Interest rate swap agreements	—	1,370
Capital lease obligations	1,462	1,535
Amortization of debt issuance costs and discount on notes	1,244	332
Letter of credit fees and other	573	246
	$24,395	$5,025

As of May 23, 2011 and January 31, 2011, accrued interest was $24,415 and $3,147, respectively, which is included in other current liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets.

CKE Holdings, Inc. Senior Unsecured PIK Toggle Notes

On March 14, 2011, CKE Holdings, Inc. issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes due March 14, 2016 (the “Parent Notes”). The Parent Notes were issued with an original issue discount of 1.885%, or $3,770. The interest on the Parent Notes can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. Pursuant to the indenture governing the Parent Notes, Parent will pay the September 15, 2011 interest payment entirely in PIK Interest. We have not guaranteed the Parent Notes, nor have we pledged any of our assets or stock as collateral for the Parent Notes. As a result, we have not reflected the Parent Notes in our unaudited Condensed Consolidated Financial Statements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information on our financial instruments as of:

	Successor
	May 23, 2011		January 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$75,938	$75,938	$42,586	$42,586
Notes receivable	2,553	2,575	4,681	4,619
Financial liabilities:
Bank indebtedness and other long-term debt, including current portion	590,302	660,995	590,016	676,005

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

Our non-financial assets, which include long-lived assets, including goodwill, intangible assets, property and equipment and capital lease assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, we assess our long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value.

NOTE 9 — COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised and licensed restaurants and other revenue, and the payments on the leases as rental expense in franchised and licensed restaurants and other expense, in our Condensed Consolidated Statements of Operations. As of May 23, 2011, the present value of the lease obligations under the remaining master leases’ primary terms is $121,722. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $3,625.

Letters of Credit

Pursuant to our Credit Facility, we may borrow up to $100,000 for senior secured revolving facility loans, swingline loans and letters of credit (see Note 7). We have several standby letters of credit outstanding under our Credit Facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of May 23, 2011, we had outstanding letters of credit of $34,813, expiring at various dates through August 2011.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Unconditional Purchase Obligations

As of May 23, 2011, we had unconditional purchase obligations in the amount of $76,440, which consisted primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

Employment Agreements

We entered into employment agreements with certain key executives (the “Employment Agreements”), dated July 12, 2010. Pursuant to the terms of the Employment Agreements, each executive is entitled to receive certain retention payments that will be paid out over the next two to three years, in accordance with such executive’s Employment Agreement. In addition, each executive will be entitled to payments that may be triggered by the termination of employment under certain circumstances, as set forth in each Employment Agreement. If certain provisions are triggered, the affected executive will be entitled to receive an amount equal to his base salary for the remainder of the current employment term, except our Chief Executive Officer who shall be entitled to receive an amount equal to his minimum base salary multiplied by six, and our President and Chief Legal Officer and our Chief Financial Officer each of whom shall be entitled to receive an amount equal to their respective minimum base salary multiplied by three. The affected executive may also be entitled to receive additional cash payments consisting of a pro-rata portion of his then-current year bonus and a portion of his retention bonus. If all payment provisions of the Employment Agreements had been triggered as of May 23, 2011, we would have been required to make cash payments of approximately $16,219.

Litigation

We are currently involved in legal disputes related to employment claims, real estate claims and other business disputes. As of May 23, 2011, our accrued liability for litigation contingencies with a probable likelihood of loss was $2,652, with an expected range of losses from $2,652 to $10,347. With respect to employment matters, our most significant legal disputes relate to employee meal and rest break disputes, and wage and hour disputes. Several potential class action lawsuits have been filed in the State of California, regarding such employment matters, each of which is seeking injunctive relief and monetary compensation on behalf of current and former employees. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of these actions. As of May 23, 2011, we estimated the contingent liability of those losses related to litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome and for which a range of loss can be reasonably estimated, to be in the range of $2,690 to $13,295. In addition, we are involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated.

NOTE 10 — SHARE-BASED COMPENSATION

Total share-based compensation expense and associated tax benefits recognized were as follows:

	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Share-based compensation expense related to restricted stock awards that contain market or performance conditions	$—	$533
Share-based compensation expense related to Units that contain performance conditions	767	—
All other share-based compensation expense	702	1,654
Total share-based compensation expense	$1,469	$2,187
Associated tax benefits	$—	$666

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

The grant date fair value of the Units was estimated using the Black-Scholes option pricing model. The weighted average grant date fair value of the time and performance vesting Units granted in connection with the Merger was $3.52. We recorded $1,469 of share-based compensation expense related to the Units for the sixteen weeks ended May 23, 2011. The maximum unrecognized compensation cost for the time and performance vesting Units was $13,828 as of May 23, 2011.

Predecessor

We had various share-based compensation plans (“Predecessor Plans”) that provided restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. During the sixteen weeks ended May 17, 2010, the employment agreements of certain key executives were amended, resulting in certain modifications to the restricted stock awards outstanding under the Predecessor Plans. These amendments reallocated certain restricted stock awards that contained performance conditions to time-based restricted stock awards. Additionally, the employment agreements amended the vesting criteria for restricted stock awards that contained market or performance conditions.

NOTE 11 — FACILITY ACTION CHARGES, NET

The components of facility action charges, net are as follows:

	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Estimated liability for new restaurant closures	$133	$363
Adjustments to estimated liability for closed restaurants	492	73
Impairment of assets classified as held for sale	—	104
Impairment of assets classified as held and used	58	55
(Gain) loss on sales of restaurants and surplus properties, net	(298)	138
Amortization of discount related to estimated liability for closed restaurants	126	130
	$511	$863

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

During the sixteen weeks ended May 23, 2011, we received cash of $250 and recorded a gain of $171 (included above) in connection with an agreement to terminate a restaurant lease.

We evaluate our restaurant-level long-lived assets for impairment whenever events or circumstances indicate that the carrying value of assets may be impaired. We determine whether the assets are recoverable by comparing the undiscounted future cash flows that we expect to generate from their use and disposal to their carrying value. Restaurant-level assets that are not deemed to be recoverable are written down to their estimated fair value, which is determined by assessing the highest and best use of the assets and the amounts that would be received for such assets in an orderly transaction between market participants. The determination of fair value is dependent upon level 3 significant unobservable inputs.

Impairment charges recognized in facility action charges, net were recorded against the following asset categories:

	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Property and equipment:
Carl’s Jr.	$—	$3
Hardee’s	58	156
	$58	$159

NOTE 12 — INCOME TAXES

Income tax benefit consisted of the following:

	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Federal and state income taxes	$(1,912)	$(2,663)
Foreign income taxes	491	394
Income tax benefit	$(1,421)	$(2,269)

Our effective income tax rate for the Successor sixteen weeks ended May 23, 2011 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes and federal income tax credits. Our effective income tax rate for the Predecessor sixteen weeks ended May 17, 2010 differs from the federal statutory rate primarily as a result of state income taxes and certain expenses that are non-deductible for income tax purposes.

We had $2,776 of tax benefit as of January 31, 2011, that, if recognized, would affect our effective income tax rate. There were no material changes in the unrecognized tax benefits during the sixteen weeks ended May 23, 2011.  We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $857 may be necessary within the fiscal year as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken during fiscal 2012 and 2013.

As of May 23, 2011, we maintained a valuation allowance of $10,667 for state capital loss carryforwards and certain state net operating loss and income tax credit carryforwards. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

NOTE 13 — SEGMENT INFORMATION

We are principally engaged in developing, operating, franchising and licensing our Carl’s Jr. and Hardee’s quick-service restaurant concepts, each of which is considered an operating segment that is managed and evaluated separately. In addition to using consolidated results in evaluating our financial results, a primary measure used by executive management in assessing the performance of existing restaurant concepts is segment income. Segment income is defined as income from operations excluding general and administrative expenses, facility action charges, net, and other operating expenses, net. Our general and administrative expenses include allocations of corporate general and administrative expenses, such as share-based compensation expense, to each segment based on management’s analysis of the resources applied to each segment. Because facility action charges are associated with impaired, closed or subleased restaurants, these charges are excluded when assessing our ongoing operations. Other operating expenses, net consists of transaction-related costs and are also excluded when assessing our ongoing operations.

During the quarterly period ended August 9, 2010, we revised our measurement of segment profit to conform to the views of our executive management in light of the Transactions. To enhance comparability between periods presented, we have revised our segment information for the Predecessor sixteen weeks ended May 17, 2010 to conform to the current presentation. Previously, we presented operating income as our measurement of segment profit. The accounting policies of the segments are the same as those described in our summary of significant accounting policies (see Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011).

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Revenue:
Carl’s Jr.	$206,134	$260,777
Hardee’s	194,216	174,157
Other	233	251
Total	$400,583	$435,185

Segment income:
Carl’s Jr.	$27,421	$31,124
Hardee’s	33,842	29,177
Other	133	147
Total	61,396	60,448
Less: General and administrative expense	(40,960)	(39,471)
Less: Facility action charges, net	(511)	(863)
Less: Other operating expenses, net	(351)	(6,568)
Operating income	19,574	13,546
Interest expense	(24,395)	(5,025)
Other income (expense), net	799	(13,883)
Loss before income taxes	$(4,022)	$(5,362)

Depreciation and amortization:
Depreciation and amortization included in segment income:
Carl’s Jr.	$11,924	$10,447
Hardee’s	12,055	10,890
Other	—	—
Other depreciation and amortization(1)	959	1,307
Total depreciation and amortization	$24,938	$22,644

	Successor
	May 23, 2011	January 31, 2011
Total assets:
Carl’s Jr.	$798,663	$779,306
Hardee’s	650,875	648,813
Other	59,541	68,047
Total	$1,509,079	$1,496,166
___________
(1)	Represents depreciation and amortization excluded from the computation of segment income.

NOTE 14 — RELATED PARTY TRANSACTIONS

Transactions with Apollo Management

Pursuant to our management services agreement with Apollo Management and in exchange for on-going investment banking, management, consulting and financial planning services that will be provided to us, we are obligated to pay Apollo Management an aggregate annual management fee of $2,500, which may be increased at Apollo Management’s sole discretion up to an amount equal to two percent of our Adjusted EBITDA, as defined in our Credit Facility. We recorded $767 in management fees, which are included in general and administrative expense in our accompanying unaudited Condensed Consolidated Statement of Operations for the Successor sixteen weeks ended May 23, 2011.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

Transactions with Successor Board of Directors

Certain members of our Successor Board of Directors are also our franchisees. These franchisees regularly pay royalties and purchase equipment and other products from us on the same terms and conditions as our other franchisees. During the Successor sixteen weeks ended May 23, 2011, total revenue generated from related party franchisees was $3,361, which is included in franchised and licensed restaurants and other revenue in our accompanying unaudited Condensed Consolidated Statement of Operations. As of May 23, 2011 and January 31, 2011, our related party trade receivables from franchisees were $281 and $216, respectively.

Transactions with Predecessor Board of Directors

Certain members of our Predecessor Board of Directors were also our franchisees. These franchisees regularly paid royalties and purchased food, equipment and other products from us on the same terms and conditions as our other franchisees. During the Predecessor sixteen weeks ended May 17, 2010, total revenue generated from related party franchisees was $30,208, which is included in franchised and licensed restaurants and other revenue in our accompanying unaudited Condensed Consolidated Statement of Operations.

NOTE 15 — SUPPLEMENTAL CASH FLOW INFORMATION

	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Cash paid for:
Interest, net of amounts capitalized	$1,656	$6,079
Income taxes (received) paid, net	(727)	371
Non-cash investing and financing activities:
Capital lease obligations incurred to acquire assets	1,665	2,906
Accrued property and equipment purchases	2,765	4,479

During the sixteen weeks ended May 23, 2011, we recorded a non-cash transaction to acquire three Hardee’s restaurants from one of our franchisees for an aggregate purchase price of $1,500. The entire purchase price was applied as a reduction of outstanding promissory notes due to the Company. See Note 5 for additional discussion.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is presented in the following sections:

•	Overview
•	Operating Review
•	Liquidity and Capital Resources
•	Critical Accounting Policies
•	Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2012 Comparisons with Fiscal 2011
•	New Accounting Pronouncements
•	Presentation of Non-GAAP Measures
•	Certain Financial Information of CKE Holdings, Inc.

The MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein and the CKE Restaurants, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Overview

CKE Restaurants, Inc. (“CKE”), through its wholly-owned subsidiaries is an international owner, operator and franchisor of quick-service restaurants (“QSR”), operating principally under the Carl’s Jr.®, Hardee’s®, Green Burrito® and Red Burrito® concepts. Carl’s Jr. restaurants are primarily located in the Western and Southwestern United States. Hardee’s restaurants are located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Operating Review

The following tables present the change in our restaurant portfolios, consolidated and by brand, for the trailing-13 periods ended May 23, 2011:

Consolidated:	Company-operated	Franchised	Licensed	Total
Open at May 17, 2010	898	1,907	341	3,146
New	8	39	37	84
Closed	(14)	(28)	(6)	(48)
Divested	—	(3)	—	(3)
Acquired	3	—	—	3
Open at May 23, 2011	895	1,915	372	3,182

Carl’s Jr.:	Company-operated	Franchised	Licensed	Total
Open at May 17, 2010	424	671	138	1,233
New	7	22	22	51
Closed	(7)	(13)	(2)	(22)
Divested	—	—	—	—
Acquired	—	—	—	—
Open at May 23, 2011	424	680	158	1,262

Hardee’s:	Company-operated	Franchised	Licensed	Total
Open at May 17, 2010	473	1,225	203	1,901
New	1	17	15	33
Closed	(7)	(14)	(4)	(25)
Divested	—	(3)	—	(3)
Acquired	3	—	—	3
Open at May 23, 2011	470	1,225	214	1,909

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Consolidated Fiscal Quarter
	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Revenue:
Company-operated restaurants	$351,604	$331,005
Franchised and licensed restaurants and other	48,979	104,180
Total revenue	400,583	435,185
Operating costs and expenses:
Restaurant operating costs	293,248	275,158
Franchised and licensed restaurants and other	25,878	79,762
Advertising	20,061	19,817
General and administrative	40,960	39,471
Facility action charges, net	511	863
Other operating expenses, net	351	6,568
Total operating costs and expenses	381,009	421,639
Operating income	19,574	13,546
Interest expense	(24,395)	(5,025)
Other income (expense), net	799	(13,883)
Loss before income taxes	(4,022)	(5,362)
Income tax benefit	(1,421)	(2,269)
Net loss	$(2,601)	$(3,093)

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$351,604	$331,005
Less: restaurant operating costs	(293,248)	(275,158)
Add: depreciation and amortization expense	21,600	20,376
Less: advertising expense	(20,061)	(19,817)
Company-operated restaurant-level adjusted EBITDA	$59,895	$56,406
Company-operated restaurant-level adjusted EBITDA margin	17.0%	17.0%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$48,979	$104,180
Less: franchised and licensed restaurants and other expense	(25,878)	(79,762)
Add: depreciation and amortization expense	2,379	961
Franchise restaurant adjusted EBITDA	$25,480	$25,379
___________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Carl’s Jr. Fiscal Quarter
	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Company-operated restaurants revenue	$188,288	$182,279
Franchised and licensed restaurants and other revenue	17,846	78,498
Total revenue	206,134	260,777
Restaurant operating costs:
Food and packaging	57,556	53,587
Payroll and other employee benefits	53,679	51,576
Occupancy and other	46,318	44,256
Total restaurant operating costs	157,553	149,419
Franchised and licensed restaurants and other expense	9,985	69,000
Advertising expense	11,175	11,234
General and administrative expense	19,299	18,960
Facility action charges, net	359	31
Operating income	$7,763	$12,133

Company-operated average unit volume (trailing-52 weeks)	$1,389	$1,412
Franchise-operated average unit volume (trailing-52 weeks)	$1,102	$1,115
Company-operated same-store sales increase (decrease)	2.1%	(6.1)%
Franchise-operated same-store sales increase (decrease)	0.4%	(3.6)%
Company-operated same-store transaction decrease	(0.1)%	(3.8)%
Company-operated average check (actual $)	$6.97	$6.79
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	30.6%	29.4%
Payroll and other employee benefits	28.5%	28.3%
Occupancy and other	24.6%	24.3%
Total restaurant operating costs	83.7%	82.0%
Advertising expense as a percentage of company-operated restaurants revenue	5.9%	6.2%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$188,288	$182,279
Less: restaurant operating costs	(157,553)	(149,419)
Add: depreciation and amortization expense	10,836	9,905
Less: advertising expense	(11,175)	(11,234)
Company-operated restaurant-level adjusted EBITDA	$30,396	$31,531
Company-operated restaurant-level adjusted EBITDA margin	16.1%	17.3%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$17,846	$78,498
Less: franchised and licensed restaurants and other expense	(9,985)	(69,000)
Add: depreciation and amortization expense	1,088	542
Franchise restaurant adjusted EBITDA	$8,949	$10,040
___________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Hardee’s Fiscal Quarter
	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Company-operated restaurants revenue	$163,250	$148,651
Franchised and licensed restaurants and other revenue	30,966	25,506
Total revenue	194,216	174,157
Restaurant operating costs:
Food and packaging	51,317	44,531
Payroll and other employee benefits	47,941	46,635
Occupancy and other	36,337	34,469
Total restaurant operating costs	135,595	125,635
Franchised and licensed restaurants and other expense	15,893	10,762
Advertising expense	8,886	8,583
General and administrative expense	21,662	20,464
Facility action charges, net	151	779
Operating income	$12,029	$7,934

Company-operated average unit volume (trailing-52 weeks)	$1,088	$1,001
Franchise-operated average unit volume (trailing-52 weeks)	$1,055	$977
Company-operated same-store sales increase (decrease)	9.6%	(1.2)%
Franchise-operated same-store sales increase (decrease)	5.9%	(0.5)%
Company-operated same-store transaction increase (decrease)	3.0%	(0.7)%
Company-operated average check (actual $)	$5.30	$5.00
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	31.4%	30.0%
Payroll and other employee benefits	29.4%	31.4%
Occupancy and other	22.3%	23.2%
Total restaurant operating costs	83.1%	84.5%
Advertising expense as a percentage of company-operated restaurants revenue	5.4%	5.8%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$163,250	$148,651
Less: restaurant operating costs	(135,595)	(125,635)
Add: depreciation and amortization expense	10,764	10,471
Less: advertising expense	(8,886)	(8,583)
Company-operated restaurant-level adjusted EBITDA	$29,533	$24,904
Company-operated restaurant-level adjusted EBITDA margin	18.1%	16.8%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$30,966	$25,506
Less: franchised and licensed restaurants and other expense	(15,893)	(10,762)
Add: depreciation and amortization expense	1,291	419
Franchise restaurant adjusted EBITDA	$16,364	$15,163
___________
(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Carl’s Jr.

Company-Operated Restaurants Revenue

Revenue from company-operated Carl’s Jr. restaurants increased $6,009, or 3.3%, to $188,288 during the sixteen weeks ended May 23, 2011, as compared to the sixteen weeks ended May 17, 2010. This increase was primarily due to the 2.1% increase in company-operated same-store sales for the quarter and revenues generated from new company-operated restaurants opened since the end of the first quarter of fiscal 2011, partially offset by a decrease in revenues from restaurants closed since the end of the first quarter of fiscal 2011.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for the period ended May 17, 2010	17.3%
Increase in food and packaging costs	(1.2)
Payroll and other employee benefits:
Increase in workers’ compensation expense	(0.5)
Decrease in labor costs, excluding workers’ compensation	0.3
Occupancy and other (excluding depreciation and amortization):
Decrease in repairs and maintenance expense	0.3
Increase in banking and ATM costs	(0.2)
Other, net	(0.1)
Advertising expense	0.2
Company-operated restaurant-level adjusted EBITDA margin for the period ended May 23, 2011	16.1%

Food and Packaging Costs

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 23, 2011, as compared to the prior year period, due primarily to increased commodity costs for beef, cheese, pork and oil products.

Labor Costs

Workers’ compensation expense increased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 23, 2011, as compared to the prior year period, due primarily to unfavorable claims reserve adjustments as a result of actuarial analyses of outstanding claims reserves in the current year period and favorable claims reserve adjustments in the comparable prior year period.

Labor costs, excluding workers’ compensation, decreased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 23, 2011, as compared to the prior year period, due primarily to the sales leverage caused by the increase in same-store sales and the relatively fixed nature of restaurant management costs.

Occupancy and Other Costs

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 23, 2011, as compared to the prior year period, due primarily to impacts of acquisition accounting related to the Merger, asset additions related to remodels and new store openings.

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 23, 2011, as compared to the prior year period, mainly due to decreased spending on contract services and building repairs in the current year period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Franchised and Licensed Restaurants

	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Franchised and licensed restaurants and other revenue:
Royalties	$10,672	$10,065
Distribution centers	—	61,873
Rent and other occupancy	6,746	6,277
Franchise fees	428	283
Total franchised and licensed restaurants and other revenue	$17,846	$78,498
Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$3,436	$2,025
Distribution centers	—	61,119
Rent and other occupancy	6,549	5,856
Total franchised and licensed restaurants and other expense	$9,985	$69,000

Total franchised and licensed restaurants and other revenue decreased $60,652, or 77.3%, to $17,846 during the sixteen weeks ended May 23, 2011, as compared to the prior year period. Distribution center sales of food, packaging and supplies to franchisees decreased from $61,873 to zero, due to the outsourcing of our Carl’s Jr. distribution center operations on July 2, 2010. Royalty revenues increased $607, or 6.0%, to $10,672, due primarily to the net increase of 29 franchised and licensed restaurants since the end of the first quarter of fiscal 2011. Rent and other occupancy revenues increased $469, or 7.5%, mainly due to impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Franchised and licensed restaurants and other expense decreased $59,015, or 85.5%, to $9,985 during the sixteen weeks ended May 23, 2011, from the comparable prior year period. This decrease was due to a $61,119 decrease in distribution center costs resulting from the outsourcing of our Carl’s Jr. distribution center operations. This decrease was partially offset by an increase of $1,411 in administrative expense from the comparable prior year period, caused by an increase of $761 in amortization expense related to the franchise agreement intangible asset recorded in connection with the Merger and increased franchise operations and administration costs related to our international growth strategy. The increase of rent and other occupancy expense of $693, or 11.8%, to $6,549 was primarily due to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Hardee’s

Company-Operated Restaurants Revenue

Revenue from company-operated Hardee’s restaurants increased $14,599, or 9.8%, to $163,250 during the sixteen weeks ended May 23, 2011, over the comparable prior year period, primarily due to the 9.6% increase in company-operated same-store sales.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

Company-operated restaurant-level adjusted EBITDA margin for the period ended May 17, 2010	16.8%
Increase in food and packaging costs	(1.5)
Payroll and other employee benefits:
Decrease in labor costs, excluding workers’ compensation	1.7
Decrease in workers’ compensation expense	0.3
Occupancy and other (excluding depreciation and amortization):
Decrease in rent expense	0.2
Other, net	0.3
Advertising expense	0.3
Company-operated restaurant-level adjusted EBITDA margin for the period ended May 23, 2011	18.1%

Food and Packaging Costs

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 23, 2011, as compared to the prior year period, mainly due to an increase in commodity costs for beef, pork, oil and flour products.

Labor Costs

Labor costs, excluding workers’ compensation expense, decreased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 23, 2011, as compared to the prior year period, due primarily to sales leverage and the relatively fixed nature of restaurant management costs.

Workers’ compensation expense decreased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 23, 2011, as compared to the prior year period, due primarily to favorable claims reserve adjustments as a result of actuarial analyses of outstanding claims reserves in the current year period, which did not occur to the same extent in the prior year period.

Occupancy and Other Costs

Depreciation and amortization expense decreased as a percentage of company-operated restaurants revenue during the sixteen weeks ended May 23, 2011, from the comparable prior year period, due primarily to sales leverage and impacts of acquisition accounting related to the Merger.

Franchised and Licensed Restaurants

	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Franchised and licensed restaurants and other revenue:
Royalties	$17,971	$16,179
Distribution centers	8,571	5,514
Rent and other occupancy	4,023	3,502
Franchise fees	401	311
Total franchised and licensed restaurants and other revenue	$30,966	$25,506
Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$3,964	$2,654
Distribution centers	8,532	5,503
Rent and other occupancy	3,397	2,605
Total franchised and licensed restaurants and other expense	$15,893	$10,762

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Total franchised and licensed restaurants and other revenue increased $5,460 or 21.4%, to $30,966 during the sixteen weeks ended May 23, 2011, as compared to the prior year period. Distribution center revenues increased by $3,057, as compared to the prior year period, primarily due to an increase in equipment sales to franchisees. Royalty revenues increased $1,792, or 11.1%, to $17,971, from the comparable prior year period, due primarily to an increase in our franchise-operated same-store sales of 5.9% and a net increase of 11 franchised and licensed restaurants since the end of the first quarter of fiscal 2011. Rent and other occupancy revenues increased $521, or 14.9%, to $4,023, from the comparable prior year period, mainly due to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Franchised and licensed restaurants and other expense increased $5,131, or 47.7%, to $15,893, during the sixteen weeks ended May 23, 2011, as compared to the prior year period. The increase in distribution center costs of $3,029 related to the corresponding increase in distribution center sales to franchisees. The increase in administrative expense of $1,310 was primarily due to an increase of $585 in amortization expense related to the franchise agreement intangible asset recorded in connection with the Merger and increased franchise operations and administration costs to support our long-term growth strategy. The increase in rent and other occupancy expense of $792, or 30.4%, to $3,397, was due primarily to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Consolidated Expenses

General and Administrative Expense

General and administrative expense increased $1,489, or 3.8%, to $40,960, for the sixteen weeks ended May 23, 2011, as compared to the sixteen weeks ended May 17, 2010. This increase was mainly a result of an increase in management service fees paid to Apollo Management, legal expense and contract services, partially offset by a reduction in share-based compensation expense.

Other Operating Expenses, Net

Other operating expenses, net consists of transaction-related costs for accounting, investment banking, legal and other costs associated with the Transactions during both the sixteen weeks ended May 23, 2011 and sixteen weeks ended May 17, 2010. See discussion of the termination of our prior merger agreement with an affiliate of Thomas H. Lee Partners, L.P. (“THL”) in “Other Income (Expense), Net.”

Interest Expense

During the sixteen weeks ended May 23, 2011, interest expense increased $19,370, to $24,395, as compared to the sixteen weeks ended May 17, 2010. This increase was primarily caused by the interest incurred on our senior secured second lien notes. Interest expense during the sixteen weeks ended May 17, 2010 included a charge of $1,370 to adjust the carrying value of our Predecessor interest rate swap agreements to fair value. See Note 7 of the accompanying Notes to Condensed Consolidated Financial Statements for additional detail of the components of interest expense.

Other Income (Expense), Net

During the sixteen weeks ended May 17, 2011, we recorded $799 of other income, net as compared to other expense, net of $13,883 during the sixteen weeks ended May 17, 2010. The change in other income (expense), net is primarily attributable to a termination fee incurred during the sixteen weeks ended May 17, 2010 to terminate a prior merger agreement with an affiliate of THL of $9,283 and $5,000 in reimbursable costs.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Income Tax Benefit

Our effective income tax rate for the sixteen weeks ended May 23, 2011 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes and federal income tax credits. Our effective income tax rate for the sixteen weeks ended May 17, 2010 differs from the federal statutory rate primarily as a result of state income taxes and certain expenses that are non-deductible for income tax purposes.

Liquidity and Capital Resources

Overview

Our cash requirements consist principally of our food and packaging purchases, labor, and occupancy costs; capital expenditures for restaurant remodels, new restaurant construction and replacement of equipment; debt service requirements; advertising expenditures; and general and administrative expenses. In addition, we may elect to redeem up to $60,000 of our Notes during the next twelve months. We expect that our cash on hand and future cash flows from operations will provide sufficient liquidity to allow us to meet our operating and capital requirements and service our existing debt. As of May 23, 2011, we have $75,938 in cash and cash equivalents and $65,187 in available commitments under our Credit Facility to help meet our operating and capital requirements.

We believe our most significant cash uses during the next 12 months will be for capital expenditures, the partial redemption of our Notes and debt service requirements. Based on our current capital spending projections, we expect capital expenditures to be between $60,000 and $70,000 for fiscal 2012. We have elected to redeem $40,000 aggregate principal amount of the Notes outstanding on July 15, 2011 at a redemption price of 103%. Excluding the impacts of any early redemption of the Notes, we are required to make semi-annual interest payments on our Notes of approximately $34,125. As discussed below, our Credit Facility matures on July 12, 2015 and our Notes mature on July 15, 2018.

Credit Facility

Our Credit Facility provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the LIBOR plus 3.75%. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of May 23, 2011, we had no outstanding loan borrowings, $34,813 of outstanding letters of credit, and remaining availability of $65,187 under our Credit Facility.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. As of May 23, 2011, our financial performance covenants did not limit our ability to draw on the remaining availability of $65,187 under our Credit Facility.

We were in compliance with the covenants of our Credit Facility as of May 23, 2011.

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

Senior Secured Second Lien Notes

We have $600,000 aggregate principal amount of senior secured second lien notes outstanding. The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. The Notes were issued with an original issue discount of 1.92%, or $11,490, and are recorded as long-term debt, net of original issue discount, in our accompanying Condensed Consolidated Balance Sheet as of May 23, 2011. The Notes mature on July 15, 2018.

The indenture governing the Notes contains restrictive covenants that limit our and our guarantor subsidiaries’ ability to, among other things: incur or guarantee additional debt or issue certain preferred equity; pay dividends, make capital stock distributions or other restricted payments; make certain investments; sell certain assets; create or incur liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Additionally, the indenture contains certain reporting covenants, which requires us to provide all such information required to be filed by the Securities and Exchange Commission (“SEC”) in accordance with the reporting requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended (“Exchange Act”), as a non-accelerated filer, even if we are not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Notes.

We were in compliance with the covenants included in the indenture governing the Notes as of May 23, 2011.

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

On June 15, 2011, the holders of the Notes were notified that we will redeem $40,000 aggregate principal amount of the Notes outstanding on July 15, 2011 at a redemption price of 103% pursuant to the terms of the indenture governing the Notes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

CKE Holdings, Inc. Senior Unsecured PIK Toggle Notes

On March 14, 2011, CKE Holdings, Inc. issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes due March 14, 2016 (the “Parent Notes”). The net proceeds, after payment of offering expenses, were distributed to the corporate parent of Parent. The Parent Notes were issued with an original issue discount of 1.885%, or $3,770. The interest on the Parent Notes, which will be paid semi-annually on March 15 and September 15 of each year, can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the Parent Notes or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. Parent will pay the September 15, 2011 interest payment entirely in PIK Interest. We have not guaranteed the Parent Notes, nor have we pledged any of our assets or stock as collateral for the Parent Notes. The covenants included within the indenture governing our Notes and our Credit Facility are not directly impacted by the obligations of CKE Holdings, Inc. Because the Parent Notes contain a PIK feature, the interest obligations can be added to the principal amount of the Parent Notes and Parent has the ability to defer cash payments of interest through March 14, 2016. At or prior to maturity, we expect Parent will evaluate all available options for redemption of the Parent Notes, including refinancing the Parent Notes, receiving dividends, and other options. Our Credit Facility and indenture governing our Notes contain restrictive covenants which limit our ability to pay dividends to Parent.

Cash Flows

During the sixteen weeks ended May 23, 2011, cash provided by operating activities totaled $54,298, an increase of $21,829 from the comparable prior year period. This increase is primarily attributable to the change in accounts payable and other current and long-term liabilities, which is mainly due to an increase in accrued interest. Our working capital account balances, including accounts payable and other current and long-term liabilities, can vary significantly from quarter to quarter, depending upon the timing of large customer receipts, payments to vendors and semi-annual interest payments, and are not anticipated to be a significant source or use of cash over the long term.

Cash used in investing activities during the sixteen weeks ended May 23, 2011 totaled $12,005, which principally consisted of purchases of property and equipment of $13,581.

Capital expenditures were as follows:

	Successor	Predecessor
	Sixteen Weeks Ended May 23, 2011	Sixteen Weeks Ended May 17, 2010
Remodels:
Carl’s Jr.	$44	$1,418
Hardee’s	4,282	6,916
Capital maintenance:
Carl’s Jr.	1,849	4,243
Hardee’s	3,392	5,696
New restaurants and rebuilds:
Carl’s Jr.	1,968	2,618
Hardee’s	1,190	1,393
Dual-branding:
Carl’s Jr.	244	169
Hardee’s	234	735
Real estate and franchise acquisitions	11	20
Corporate and other	367	519
Total	$13,581	$23,727

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Capital expenditures for the sixteen weeks ended May 23, 2011 decreased $10,146, or 42.8%, from the comparable prior year period mainly due to a $4,698 decrease in capital maintenance and a $4,008 decrease in restaurant remodels.

Cash used in financing activities during the sixteen weeks ended May 23, 2011 totaled $8,941 as compared to cash used in financing activities during the sixteen weeks ended May 17, 2010 of $15,891. During the sixteen weeks ended May 23, 2011, there was a net decrease in our bank overdraft of $6,382 and we made repayments on our capital lease obligations of $2,506.

Critical Accounting Policies

Our reported results are impacted by the application of certain accounting policies that require us to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact our consolidated financial position and results of operations. See our Annual Report on Form 10-K for the year ended January 31, 2011 for a description of our critical accounting policies. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Impairment of Restaurant-Level Long-Lived Assets

In connection with analyzing restaurant-level long-lived assets to determine if they have been impaired we make certain estimates and assumptions, including estimates of future cash flows, assumptions of future same-store sales and projected operating expenses for each of our restaurants over their estimated useful life in order to evaluate recoverability and estimate fair value. Future cash flows are estimated based upon experience gained, current intentions about refranchising restaurants and closures, recent and expected sales trends, internal plans, the period of time since the restaurant was opened or remodeled and other relevant information. If our future cash flows or same-store sales do not meet or exceed our forecasted levels, or if restaurant operating cost increases exceed our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable, and we may incur additional impairment charges in the future.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

As of May 23, 2011, our goodwill consisted of $199,166 for our Carl’s Jr. reporting unit and $9,719 for our Hardee’s reporting unit. The goodwill for both reporting units resulted primarily from the Merger on July 12, 2010. During the fourth quarter of fiscal 2011, we performed our goodwill impairment test for our Carl’s Jr. and Hardee’s reporting units. As of the date of the annual impairment test, the fair value of the Carl’s Jr. and Hardee’s reporting units exceeded their respective carrying values. In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment test, we applied hypothetical decreases to the fair value of each reporting unit. We determined that hypothetical decreases in fair value of greater than 10% would be required before either reporting unit would have a carrying value in excess of its fair value. The excess of the fair value as compared to the carrying value is attributed primarily to the general improvement in financial markets between the date of the acquisition and the date of the impairment test. However, future declines in market conditions and the actual future performance of our reporting units could negatively impact the results of future impairment tests.

As of May 23, 2011, our indefinite-lived intangible assets consisted of Carl’s Jr. trademarks / tradenames of $144,000 and Hardee’s trademarks / tradenames of $134,000. During the fourth quarter of fiscal 2011, we performed our impairment test for trademarks / tradenames at both Carl’s Jr. and Hardee’s and concluded that no impairment charge was required. However, any future declines in our system-wide restaurant portfolio at either concept, declines in company-operated or franchised and licensed revenues or increases to the discount rate used in our impairment test could negatively impact the results of future impairment tests.

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

Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of May 23, 2011 and January 31, 2011, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $40,478 and $39,581, respectively.

Franchised and Licensed Operations

We have sublease agreements with some of our franchisees on properties for which we remain principally liable for the lease obligations. If sales trends or economic conditions deteriorate for our franchisees, their financial health may worsen, our collection rates may decline and we may be required to assume the responsibility for additional lease payments on franchised restaurants.

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

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2012 Comparisons with Fiscal 2011

The factors discussed below impact comparability of operating performance for the sixteen weeks ended May 23, 2011 and May 17, 2010, and for the remainder of fiscal 2012.

Merger and Transactions

In connection with the Transactions, we incurred significant additional indebtedness, including $600,000 in principal amount of senior secured second lien notes that bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. In addition, our credit facility provides for aggregate borrowings up to $100,000 in senior secured revolving facility loans, swingline loans and letters of credit. Immediately prior to the Transactions, our indebtedness was significantly less. The changes in our indebtedness have caused our interest expense to be significantly higher following the Transactions than experienced in prior periods.

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

As of May 23, 2011, the purchase price allocation remains preliminary and is subject to change. Any subsequent changes to the purchase price allocation that result in material changes to our consolidated financial results will be adjusted retrospectively. The final purchase price allocation is pending the receipt of valuation work and the completion of our internal review of such work, which is expected to be completed within a one year time period following the acquisition date. The provisional items pending finalization are the valuation of our property and equipment, operating lease intangible assets and liabilities, capital lease assets and obligations, intangible assets, goodwill and income tax related matters.

The discussion and analysis of the Company’s historical financial condition and results of operations covers periods prior to Transactions. Accordingly, the discussion and analysis of such periods does not reflect the significant impact of the Transactions.

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

New Accounting Pronouncements Not Yet Adopted and Adoption of New Accounting Pronouncements

See Note 3 of Notes to Condensed Consolidated Financial Statements for a description of new accounting pronouncements not yet adopted and the adoption of new accounting pronouncements.

Presentation of Non-GAAP Measures

We have included in this report measures of financial performance that are not defined by accounting principles generally accepted in the United States (“GAAP”). Company-operated restaurant-level adjusted EBITDA, company-operated restaurant-level adjusted EBITDA margin and franchise restaurant adjusted EBITDA are non-GAAP measures utilized by management internally to evaluate and compare our operating performance for company-operated restaurants and franchised and licensed restaurants between periods. In addition, management believes that these financial measures provide useful information to potential investors and analysts because they provide insight into management’s evaluation of our results of operations. Each of these non-GAAP financial measures is derived from amounts reported within our Condensed Consolidated Financial Statements, and the computations of each of these measures have been included within our “Operating Review” section of MD&A.

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

Certain Financial Information of CKE Holdings, Inc.

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

As of May 23, 2011, Parent’s total long-term debt, including current portion, on a stand-alone basis was $196,299, which is presented net of the unamortized portion of the original issue discount of $3,701. Accordingly, Parent’s consolidated total long-term debt and capital lease obligations, including current portion, was $834,201. During the sixteen weeks ended May 23, 2011, Parent incurred interest expense on a stand-alone basis of $4,572 and, accordingly, its consolidated interest expense was $28,967.

CKE RESTAURANTS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
(Dollars in thousands)

Forward Looking Statements

This Quarterly Report on Form 10-Q includes statements relating to future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control, and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, our ability to compete with other restaurants, supermarkets and convenience stores for customers, employees, restaurant locations and franchisees; changes in consumer preferences, perceptions and spending patterns; changes in food, packaging and supply costs; the ability of our key suppliers to continue to deliver premium-quality products to us at moderate prices; our ability to successfully enter new markets, complete construction of new restaurants and complete remodels of existing restaurants; changes in general economic conditions and the geographic concentration of our restaurants, which may affect our business; our ability to attract and retain key personnel; our franchisees' willingness to participate in our strategy; the operational and financial success of our franchisees; the willingness of our vendors and service providers to supply us with goods and services pursuant to customary credit arrangements; risks associated with operating in international locations; the effect of the media's reports regarding food-borne illnesses, food tampering and other health-related issues on our reputation and our ability to procure or sell food products; the seasonality of our operations; the effect of increasing labor costs including healthcare related costs; our ability to comply with existing and future health, employment, environmental and other government regulations; our ability to adequately protect our intellectual property; the potentially conflicting interests of our sole stockholder and our creditors; our substantial leverage, which could limit our ability to raise capital, react to economic changes or meet obligations under our indebtedness; the effect of restrictive covenants in our indenture and credit facility on our business; and other factors as discussed under the heading "Risk Factors" in our Annual Report on Form 10-K, which was filed with the SEC on April 15, 2011, and in our other filings with the SEC.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or circumstances arising after the date of this report, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in commodity prices. In the normal course of business, we may employ policies and procedures to manage our exposure to these changes.

Interest Rate Risk

Our principal exposures to financial market risks relate to the impact that interest rate changes could have on our Credit Facility, which bears interest at a floating interest rate and, therefore, our results of operations and cash flows will be exposed to changes in interest rates. As of May 23, 2011, our Credit Facility remained undrawn. Accordingly, a hypothetical increase of 100 basis points in short-term interest rates in our floating rate would not have an impact on our interest expense. This sensitivity analysis assumes all other variables will remain constant in future periods.

Foreign Currency Risk

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on earnings and cash flows. Our business at company-operated restaurants is transacted in U.S. dollars. Exposure outside of the United States relates primarily to the effect of foreign currency rate fluctuations on royalties paid to us by our licensees. As of May 23, 2011, our most significant exposure related to the Mexican Peso. Foreign exchange rate fluctuations have not historically had a significant impact on our results of operations. During the sixteen weeks ended May 23, 2011, if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar, our franchised and licensed restaurants and other revenue would have decreased $454.

Commodity Price Risk

We and our franchisees purchase large quantities of food, packaging and supplies. The predominant food commodities purchased by our restaurants include beef, chicken, potatoes, pork, wheat flour, dairy, cheese, soybean oil and produce. Like all restaurant companies, we are susceptible to commodity price risks as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, global demand, food safety concerns, food-borne diseases, fluctuations in the value of the U.S. dollar, and government regulations. To mitigate these risks, we routinely enter into purchasing contracts or pricing arrangements that contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our Condensed Consolidated Balance Sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing, or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase restaurant operating costs as a percentage of company-operated restaurants revenue, which could negatively affect our operating results.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of May 23, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 23, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. The following is a brief discussion of the most significant categories of claims that have been brought or that we believe are likely to be brought against us in the operation of our business. To the extent applicable, we also discuss the nature of any currently pending claims relating to each category. We are currently vigorously defending these pending claims. See Note 9 of Notes to Condensed Consolidated Financial Statements included herein for additional discussion of legal matters.

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

CKE RESTAURANTS, INC.

Date: June 29, 2011	/s/ Reese Stewart
Reese Stewart
Senior Vice President Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.