Form 10-Q
period 2011-08-15
CKE RESTAURANTS INC
filed 2011-09-21
CIK 919628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 15, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                .

Commission file number 1-11313 and 333-169977

CKE RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0602639
(State or other jurisdiction of incorporation or organization)	(I .R.S. Employer Identification No.)

6307 Carpinteria Avenue, Ste. A, Carpinteria, California	93013
(Address of principal executive offices)	(Zip Code)

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

    Yes   ☐     No   ☒  Explanatory Note: While the registrant is not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, it has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The number of outstanding shares of the registrant’s common stock was 100 shares as of September 16, 2011.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par values)

(Unaudited)

	Successor
	August 15, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$38,258	$42,586
Accounts receivable, net of allowance for doubtful accounts of $161 as of August 15, 2011 and $92 as of January 31, 2011	26,440	27,533
Related party trade receivables	73	216
Inventories	17,850	14,526
Prepaid expenses	12,353	14,219
Assets held for sale	—	196
Advertising fund assets, restricted	21,791	18,464
Deferred income tax assets, net	16,687	17,079
Other current assets	3,508	4,065

Total current assets	136,960	138,884
Notes receivable, net	—	172
Property and equipment, net of accumulated depreciation and amortization of $74,614 as of August 15, 2011 and $36,342 as of January 31, 2011	628,217	640,194
Property under capital leases, net of accumulated amortization of $6,940 as of August 15, 2011 and $3,638 as of January 31, 2011	34,588	36,156
Goodwill	208,885	207,817
Intangible assets, net	440,628	448,499
Other assets, net	22,330	24,444

Total assets	$1,471,608	$1,496,166

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$3	$29
Current portion of capital lease obligations	8,117	7,434
Accounts payable	45,420	41,442
Advertising fund liabilities	21,791	18,464
Other current liabilities	81,826	81,958

Total current liabilities	157,157	149,327
Bank indebtedness and other long-term debt, less current portion	550,618	589,987
Capital lease obligations, less current portion	38,478	41,082
Deferred income tax liabilities, net	153,812	151,828
Other long-term liabilities	149,138	139,173

Total liabilities	1,049,203	1,071,397

Commitments and contingencies (Notes 7, 8, 10 and 15)

Stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding as of August 15, 2011 and January 31, 2011	—	—
Additional paid-in capital	455,127	452,659
Accumulated deficit	(32,722)	(27,890)

Total stockholder’s equity	422,405	424,769

Total liabilities and stockholder’s equity	$1,471,608	$1,496,166

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor		Predecessor
	Twelve Weeks Ended August 15, 2011	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010
Revenue:
Company-operated restaurants	$262,991	$85,951	$169,526
Franchised and licensed restaurants and other	36,738	11,078	47,408

Total revenue	299,729	97,029	216,934

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	80,231	25,309	50,493
Payroll and other employee benefits	75,310	24,372	49,136
Occupancy and other	63,393	20,522	39,384

Total restaurant operating costs	218,934	70,203	139,013
Franchised and licensed restaurants and other	18,440	5,262	35,358
Advertising	15,399	4,848	9,830
General and administrative	29,346	19,728	20,388
Facility action charges, net	(70)	137	(273)
Other operating expenses, net	194	19,661	3,681

Total operating costs and expenses	282,243	119,839	207,997

Operating income (loss)	17,486	(22,810)	8,937
Interest expense	(17,816)	(5,980)	(3,592)
Other (expense) income, net	(2,215)	165	274

(Loss) income before income taxes	(2,545)	(28,625)	5,619
Income tax (benefit) expense	(314)	(5,737)	10,041

Net loss	$(2,231)	$(22,888)	$(4,422)

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor		Predecessor
	Twenty-Eight Weeks Ended August 15, 2011	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010
Revenue:
Company-operated restaurants	$614,595	$85,951	$500,531
Franchised and licensed restaurants and other	85,717	11,078	151,588

Total revenue	700,312	97,029	652,119

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	189,133	25,309	148,642
Payroll and other employee benefits	176,973	24,372	147,391
Occupancy and other	146,076	20,522	118,138

Total restaurant operating costs	512,182	70,203	414,171
Franchised and licensed restaurants and other	44,318	5,262	115,120
Advertising	35,460	4,848	29,647
General and administrative	70,306	19,728	59,859
Facility action charges, net	441	137	590
Other operating expenses, net	545	19,661	10,249

Total operating costs and expenses	663,252	119,839	629,636

Operating income (loss)	37,060	(22,810)	22,483
Interest expense	(42,211)	(5,980)	(8,617)
Other (expense) income, net	(1,416)	165	(13,609)

(Loss) income before income taxes	(6,567)	(28,625)	257
Income tax (benefit) expense	(1,735)	(5,737)	7,772

Net loss	$(4,832)	$(22,888)	$(7,515)

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor		Predecessor
	Twenty-Eight Weeks Ended August 15, 2011	Four Week Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010
Cash flows from operating activities:
Net loss	$(4,832)	$(22,888)	$(7,515)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	43,843	5,922	33,703
Amortization of debt issuance costs and discount on notes	2,169	278	522
Loss on early extinguishment of senior secured second lien notes	2,641	—	—
Share-based compensation expense	2,468	174	4,710
Provision for (recovery of) losses on accounts and notes receivable	94	9	(100)
Loss (gain) on sale of property and equipment	996	65	(1,326)
Facility action charges, net	862	137	590
Deferred income taxes	2,376	(6,320)	8,241
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	(1,937)	5,878	4,826
Estimated liability for closed restaurants and estimated liability for self-insurance	(1,053)	64	(2,318)
Accounts payable and other current and long-term liabilities	10,187	(24,557)	4,317

Net cash provided by (used in) operating activities	57,814	(41,238)	45,650

Cash flows from investing activities:
Purchases of property and equipment	(28,113)	(4,703)	(33,738)
Acquisition of Predecessor	—	(693,478)	—
Proceeds from sale of property and equipment	1,748	—	1,011
Proceeds from sale of Distribution Center assets	—	—	19,203
Collections of non-trade notes receivable	639	33	673
Other investing activities	102	13	(284)

Net cash used in investing activities	(25,624)	(698,135)	(13,135)

Cash flows from financing activities:
Net change in bank overdraft	(6,416)	(7,312)	(7,364)
Borrowings under revolving credit facilities	—	—	138,500
Repayments of borrowings under revolving credit facilities	—	(34,000)	(134,500)
Repayments of Predecessor senior credit facility term loan	—	(236,487)	(10,945)
Proceeds from issuance of senior secured second lien notes, net of original issue discount	—	588,510	—
Proceeds from financing method sale-leaseback transactions	16,027	—	—
Payment of debt issuance costs	(49)	(18,079)	—
Payment for early extinguishment of senior secured second lien notes	(41,200)	—	—
Repayments of other long-term debt	(614)	(2)	(13)
Repayments of capital lease obligations	(4,266)	(613)	(3,748)
Repurchase of common stock	—	—	(2,072)
Exercise of stock options	—	—	1,063
Dividends paid on common stock	—	—	(3,317)
Net advances from (to) affiliates of Apollo Management	—	2,641	(2,641)
Equity contribution	—	450,000	—

Net cash (used in) provided by financing activities	(36,518)	744,658	(25,037)

Net (decrease) increase in cash and cash equivalents	(4,328)	5,285	7,478
Cash and cash equivalents at beginning of period	42,586	25,724	18,246

Cash and cash equivalents at end of period	$38,258	$31,009	$25,724

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

Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are primarily located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. Generally, our franchisees are domestic and our licensees are international. As of August 15, 2011, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	425	468	—	893
Franchised	684	1,226	10	1,920
Licensed	169	220	—	389

Total	1,278	1,914	10	3,202

As of August 15, 2011, 258 of our 425 company-operated Carl’s Jr. restaurants were dual-branded with Green Burrito and 185 of our 468 company-operated Hardee’s restaurants were dual-branded with Red Burrito.

Merger and Related Transactions

On July 12, 2010, we completed a merger with Columbia Lake Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of CKE Holdings, Inc. (“Parent”), a Delaware corporation, providing for the merger of Merger Sub with and into CKE (the “Merger”), with CKE surviving the Merger as a wholly-owned subsidiary of Parent, pursuant to the Agreement and Plan of Merger, dated April 18, 2010 (“Merger Agreement”). Parent is indirectly controlled by investment entities managed by Apollo Management VII, L.P. (“Apollo Management”). As a result of the Merger, shares of CKE common stock ceased to be traded on the New York Stock Exchange after the close of market on July 12, 2010.

The aggregate consideration for all equity securities of CKE was $704,065, including $10,587 of post-combination share-based compensation expense, and the total debt assumed and refinanced in connection with the Merger was $270,487. The Merger was funded by (i) equity contributions from affiliates of Apollo Management of $436,645, (ii) equity contributions from our senior management of $13,355, and (iii) proceeds of $588,510 from the issuance of $600,000 senior secured second lien notes (the “Notes”). In addition, we entered into a senior secured revolving credit facility of $100,000 (the “Credit Facility”), which was undrawn at closing.

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

We operate on a retail accounting calendar. Our fiscal year ends on the last Monday in January and typically has 13 four-week accounting periods. For clarity of presentation, we generally label all fiscal year ends as if the fiscal year ended January 31. The fiscal year ended January 31, 2011 is referred to herein as fiscal 2011. The fiscal year ending January 30, 2012 is referred to herein as fiscal 2012. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters generally have three periods, or 12 weeks.

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

Variable Interest Entities

We consolidate one national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $21,791 and $18,464 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets as of August 15, 2011 and January 31, 2011, respectively. Consolidation of the Hardee’s Funds had no impact on our accompanying unaudited Condensed Consolidated Statements of Operations and Cash Flows. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of the Hardee’s Funds, and none of our assets serve as collateral for the creditors of these VIEs.

NOTE 2 — ACQUISITION OF PREDECESSOR

The acquisition of Predecessor was accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values. Fair-value measurements were applied based on assumptions that market participants would have used in the pricing of the asset or liability. During the second quarter of fiscal 2012, we completed our accounting for the acquisition of Predecessor. The following table summarizes the fair values assigned to the net assets acquired as of the July 12, 2010 acquisition date:

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

Total consideration:
Cash paid to shareholders	$704,065
Less: post-combination share-based compensation expense	(10,587)

Total purchase price consideration	693,478

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	25,724
Accounts receivable(1)	39,762
Inventories	13,956
Deferred income tax assets, net – current	19,872
Other current assets	36,372
Notes receivable – current and long-term(2)	2,311
Property and equipment(3)	654,467
Property under capital leases	39,738
Intangible assets	457,001
Other assets	5,363
Bank indebtedness – current and long-term	(271,505)
Capital lease obligations – current and long-term	(52,922)
Accounts payable	(54,811)
Deferred income tax liabilities, net – long-term	(165,456)
Unfavorable lease obligations	(96,356)
Other liabilities – current and long-term(4)	(167,855)

Net assets acquired	485,661

Excess purchase price attributed to goodwill acquired	$207,817

(1)	The gross amount due under accounts receivable acquired is $40,081, of which $319 was expected to be uncollectible.
(2)	The gross amount due under notes receivable acquired is $5,947, of which $3,636 was expected to be uncollectible.
(3)	The estimated fair value of property and equipment acquired consisted of $231,916 of land, $87,709 of leasehold improvements, $223,751 of buildings and improvements, and $111,091 of equipment, furniture and fixtures.
(4)	Litigation reserves of $2,305 are included within other current liabilities. Since the acquisition date fair value of these contingent liabilities could not be determined during the measurement period, we recorded an accrued liability for litigation contingencies with a probable likelihood of loss and for which the range of loss was reasonably estimable.

During the first quarter of fiscal 2012, we recorded retrospective purchase price adjustments at the acquisition date to increase the fair value of accounts receivable by $7, current deferred income tax assets, net by $768, other current assets by $158, property and equipment by $17,813, property under capital leases by $1,375, other assets by $126, unfavorable lease obligations by $27,376 and other liabilities by $2,436. Purchase price adjustments were also recorded to reduce the fair value of intangible assets by $14,763, capital lease obligations by $127 and long-term deferred income tax liabilities by $13,504. These adjustments to our purchase price allocation caused an increase to goodwill of $10,697. In connection with the completion of our accounting for the acquisition of Predecessor during the second quarter of fiscal 2012, no further acquisition accounting adjustments were recorded.

We have retrospectively adjusted our post-combination consolidated results of operations and cash flows for the impacts of the purchase price adjustments. As a result of the retrospective adjustments, our net loss for the Successor twenty-nine weeks ended January 31, 2011 decreased by $852, and our Successor stockholder’s equity as of January 31, 2011 increased by the same amount.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

Transaction Costs

We recorded $194 and $545 in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Transactions within other operating expenses, net in our accompanying unaudited Condensed Consolidated Statements of Operations for the Successor twelve and twenty-eight weeks ended August 15, 2011, respectively.

We recorded $19,661, $7,123 and $13,691 in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Transactions within other operating expenses, net in our accompanying unaudited Condensed Consolidated Statements of Operations for the Successor four weeks ended August 9, 2010 and the Predecessor eight and twenty-four weeks ended July 12, 2010, respectively. Additionally, we recorded a termination fee for a prior merger agreement with an affiliate of Thomas H. Lee Partners, L.P. of $9,283 and $5,000 in reimbursable costs within other operating expenses, net in our accompanying unaudited Condensed Consolidated Statement of Operations for the Predecessor twenty-four weeks ended July 12, 2010.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma results of operations assume that the Transactions had occurred on February 1, 2010 for the twelve and twenty-eight weeks ended August 9, 2010, after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Credit Facility and the Notes, and other acquisition-related adjustments in connection with the Transactions. These unaudited pro forma results exclude transaction costs and share-based compensation expense related to the acceleration of stock options and restricted stock awards in connection with the Merger. Additionally, the following unaudited pro forma results of operations do not give effect to the sale of our Carl’s Jr. distribution facility operations, which was completed on July 2, 2010. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on those dates, nor of the results that may be obtained in the future.

	Twelve Weeks Ended August 9, 2010(1)	Twenty-Eight Weeks Ended August 9, 2010(1)
Total revenue	$314,668	$750,876
Net income (loss)	11,188	(2,524)

(1)	The unaudited pro forma results of operations exclude any effect related to the senior unsecured PIK toggle notes issued by CKE Holdings, Inc. (see Note 7).

NOTE 3 — ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED AND ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 — ASSETS HELD FOR SALE

Assets held for sale consist of surplus restaurant properties and company-operated restaurants that we expect to sell within one year. We no longer depreciate assets once classified as held for sale. As of August 15, 2011, there were no assets held for sale. As of January 31, 2011, total assets held for sale were $196 and were comprised of one surplus property in our Hardee’s operating segment.

NOTE 5 — PURCHASE AND SALE OF ASSETS

Purchase of Assets

During the twenty-eight weeks ended August 15, 2011, we purchased three Hardee’s restaurants from one of our franchisees for the aggregate purchase price consideration of $1,500, which was reduced by the settlement of certain pre-existing liabilities, resulting in a net purchase price consideration of $1,207. As a result of this transaction, we recorded property and equipment of $54, identifiable intangible assets of $85, capital leases assets of $55 and capital lease obligations of $55, resulting in $1,068 of additional goodwill in our Hardee’s operating segment.

We did not purchase any restaurants from franchisees during the twenty-eight weeks ended August 9, 2010.

Sale of Assets

On July 2, 2010, pursuant to an Asset Purchase Agreement (“APA”) with Meadowbrook Meat Company, Inc. (“MBM”), we sold to MBM our Carl’s Jr. distribution center assets located in Ontario, California and Manteca, California (“Distribution Centers”). In connection with the APA, we received total consideration of $21,195 from MBM for the Distribution Center assets, which included inventory, fixed assets, real property in Manteca, California, and other related assets. We collected proceeds of $19,203 related to the sale of the Distribution Center assets during the twenty-four weeks ended July 12, 2010 and collected the remaining $1,992 of consideration during the third quarter of fiscal 2011. As a result of the transaction, we recorded a gain of $3,442, which is included in other operating expenses, net in our accompanying unaudited Condensed Consolidated Statements of Operations for the Predecessor eight and twenty-four weeks ended July 12, 2010.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET

The following table sets forth changes in our goodwill:

	Carl’s Jr.	Hardee’s	Total
Successor:
Balance at January 31, 2011	$199,166	$8,651	$207,817
Additions	—	1,068	1,068

Balance at August 15, 2011	$199,166	$9,719	$208,885

The following table presents our indefinite and definite-lived intangible assets for each of the respective reporting periods:

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

	Successor
	August 15, 2011				January 31, 2011
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	Indefinite	$278,000	$—	$278,000	$278,000	$—	$278,000
Favorable lease agreements	13	89,823	(10,540)	79,283	90,181	(5,313)	84,868
Franchise agreements	20	88,085	(4,740)	83,345	88,000	(2,369)	85,631

		$455,908	$(15,280)	$440,628	$456,181	$(7,682)	$448,499

Amortization expense related to intangible assets for the Successor twelve and twenty-eight weeks ended August 15, 2011, Successor four weeks ended August 9, 2010 and Predecessor eight and twenty-four weeks ended July 12, 2010 was $3,348, $7,873, $1,104, $40 and $116, respectively. Our estimated future amortization expense related to these intangible assets is set forth as follows:

August 16, 2011 through January 31, 2012	$6,523
Fiscal 2013	13,832
Fiscal 2014	12,899
Fiscal 2015	11,743
Fiscal 2016	11,117
Fiscal 2017	10,629
Thereafter	95,885

$162,628

NOTE 7 — INDEBTEDNESS AND INTEREST EXPENSE

Successor

Our Credit Facility provides for senior secured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $100,000. As of August 15, 2011, we had no outstanding loan borrowings, $31,913 of outstanding letters of credit and remaining availability of $68,087 on our Credit Facility. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.75%.

The terms of our Credit Facility include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. As of August 15, 2011, our financial performance covenants did not limit our ability to draw on the remaining availability of $68,087 under our Credit Facility.

On July 15, 2011, we redeemed $40,000 of the principal amount of our Notes at a price equal to 103% of the principal amount of the Notes pursuant to the terms of the indenture governing the Notes. During the Successor twelve and twenty-eight weeks ended August 15, 2011, we recognized a loss of $2,641 on the early extinguishment of the Notes. Subsequent to the redemption, and as of August 15, 2011, the remaining aggregate principal amount of the Notes was $560,000. As of August 15, 2011, the carrying value of the Notes was $550,231, which is presented net of the remaining unamortized portion of the original issue discount of $9,769 in our accompanying unaudited Condensed Consolidated Balance Sheet. The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15.

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

Predecessor

In connection with the Merger, we repaid at closing the total principal outstanding balance of the term loan portion of our senior credit facility (“Predecessor Facility”) of $236,487 and the total outstanding borrowings on the revolving portion of our Predecessor Facility of $34,000, as well as all incurred and unpaid interest on our Predecessor Facility.

Additionally, in connection with the Merger, we settled and paid in full all obligations related to our fixed rate interest rate swap agreements, which totaled $14,844. During the Predecessor eight and twenty-four weeks ended July 12, 2010, we recorded interest expense of $1,743 and $3,113, respectively, under these interest rate swap agreements to adjust their carrying value to fair value. During the Predecessor eight and twenty-four weeks ended July 12, 2010, we paid $767 and $3,750, respectively, for net settlements under our interest rate swap agreements, excluding the settlement at closing of the Merger.

Interest expense

Interest expense consisted of the following:

	Successor			Predecessor
	Twelve Weeks Ended August 15, 2011	Twenty-Eight Weeks Ended August 15, 2011	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twenty-Four Weeks Ended July 12, 2010
Senior secured revolving credit facility	$—	$—	$—	$—	$—
Senior secured second lien notes	15,358	36,474	5,195	—	—
Predecessor senior credit facility	—	—	—	797	2,338
Amortization of debt issuance costs and discount on notes	925	2,169	278	155	488
Interest rate swap agreements	—	—	—	1,743	3,113
Capital lease obligations	1,117	2,579	434	782	2,318
Financing method sale-leaseback transactions(1)	101	101	—	—	—
Letter of credit fees and other	315	888	73	115	360

	$17,816	$42,211	$5,980	$3,592	$8,617

(1)	See Note 8.

As of August 15, 2011 and January 31, 2011, accrued interest was $5,601 and $3,147, respectively, which is included in other current liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

CKE Holdings, Inc. Senior Unsecured PIK Toggle Notes

On March 14, 2011, CKE Holdings, Inc. issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes due March 14, 2016 (the “Parent Notes”). The Parent Notes were issued with an original issue discount of 1.885%, or $3,770. The interest on the Parent Notes can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. Pursuant to the indenture governing the Parent Notes, Parent paid the September 15, 2011 interest payment entirely in PIK Interest. Parent will also pay the March 15, 2012 interest payment entirely in PIK Interest. We have not guaranteed the Parent Notes, nor have we pledged any of our assets or stock as collateral for the Parent Notes. As a result, we have not reflected the Parent Notes in our unaudited Condensed Consolidated Financial Statements.

NOTE 8 — SALE-LEASEBACK TRANSACTIONS

During the twelve and twenty-eight weeks ended August 15, 2011, we entered into agreements with independent third parties under which we sold and leased back five Carl’s Jr. and six Hardee’s restaurant properties. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the net sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the net proceeds received over the remaining net book value of the associated restaurant property.

During the twenty-eight weeks ended August 15, 2011, we received net proceeds of $16,027 in connection with these transactions, which are included in other long-term liabilities in our accompanying unaudited Condensed Consolidated Balance Sheet as of August 15, 2011. The net book value of the associated assets was $11,986, which is included in property and equipment, net of accumulated depreciation and amortization in our accompanying unaudited Condensed Consolidated Balance Sheet as of August 15, 2011. The net proceeds received exceeded the net book value of the associated restaurant properties by $4,041 as of August 15, 2011.

Our future minimum cash obligations associated with these transactions from August 16, 2011 through January 31, 2012, for fiscal 2013, 2014, 2015, 2016, 2017 and thereafter are $568, $1,135, $1,135, $1,135, $1,135, $1,199 and $19,963, respectively.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information on our financial instruments as of:

	Successor
	August 15, 2011		January 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$38,258	$38,258	$42,586	$42,586
Notes receivable	2,438	2,474	4,681	4,619
Financial liabilities:
Bank indebtedness and other long-term debt, including current portion	550,621	588,391	590,016	676,005

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

NOTE 10 — COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

Under various past and present refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised and licensed restaurants and other revenue, and the payments on the leases as rental expense in franchised and licensed restaurants and other expense, in our Condensed Consolidated Statements of Operations. As of August 15, 2011, the present value of the lease obligations under the remaining master leases’ primary terms is $123,257. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $3,511.

Letters of Credit

Pursuant to our Credit Facility, we may borrow up to $100,000 for senior secured revolving facility loans, swingline loans and letters of credit (see Note 7). We have several standby letters of credit outstanding under our Credit Facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of August 15, 2011, we had outstanding letters of credit of $31,913, expiring at various dates through August 2012.

Unconditional Purchase Obligations

As of August 15, 2011, we had unconditional purchase obligations in the amount of $89,398, which consisted primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

Employment Agreements

We entered into employment agreements with certain key executives (the “Employment Agreements”), dated July 12, 2010. Pursuant to the terms of the Employment Agreements, each executive is entitled to receive certain retention bonus payments that will be paid out over the next two to three years, in accordance with such executive’s Employment Agreement. In addition, each executive will be entitled to payments that may be triggered by the termination of employment under certain circumstances, as set forth in each Employment Agreement. If certain provisions are triggered, our Chief Executive Officer shall be entitled to receive an amount equal to his minimum base salary multiplied by six and our President and Chief Legal Officer and our Chief Financial Officer shall each be entitled to receive an amount equal to his respective minimum base salary multiplied by three plus a pro-rata portion of his then-current year bonus. The affected executive may also be entitled to receive a portion of his retention bonus. If all payment provisions of the Employment Agreements had been triggered as of August 15, 2011, we would have been required to make cash payments of approximately $13,279.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

Litigation

We are currently involved in legal disputes related to employment claims, real estate claims and other business disputes. As of August 15, 2011, our accrued liability for litigation contingencies with a probable likelihood of loss was $2,140, with an expected range of losses from $2,140 to $9,940. With respect to employment matters, our most significant legal disputes relate to employee meal and rest break disputes, and wage and hour disputes. Several potential class action lawsuits have been filed in the State of California, regarding such employment matters, each of which is seeking injunctive relief and monetary compensation on behalf of current and former employees. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of these actions. As of August 15, 2011, we estimated the contingent liability of those losses related to litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome and for which a range of loss can be reasonably estimated, to be in the range of $2,555 to $12,780. In addition, we are involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated.

NOTE 11 — SHARE-BASED COMPENSATION

Total share-based compensation expense and associated tax benefits recognized were as follows:

	Successor			Predecessor
	Twelve Weeks Ended August 15, 2011	Twenty-Eight Weeks Ended August 15, 2011	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twenty-Four Weeks Ended July 12, 2010
Share-based compensation expense related to restricted stock awards that contain market or performance conditions	$—	$—	$—	$184	$717
Share-based compensation expense related to the acceleration of vesting of stock options and awards in connection with the Merger	—	—	10,587	1,521	1,521
Share-based compensation expense related to Units that contain performance conditions	480	1,247	—	—	—
All other share-based compensation expense	519	1,221	174	818	2,472

Total share-based compensation expense	$999	$2,468	$10,761	$2,523	$4,710

Associated tax benefits	$—	$—	$—	$1,138	$1,804

Successor

In connection with the Merger, certain affiliates of Apollo Management, certain members of our senior management team and our board of directors formed Apollo CKE Holdings, L.P., a limited partnership (the “Partnership”) to fund the equity contribution to CKE Restaurants, Inc. The Partnership also granted 5,108,333 profit sharing interests (“Units”) in the Partnership to certain of our senior management team and directors in the form of time vesting and performance vesting Units. Under certain circumstances, a portion of the Units may become subject to both performance and market conditions. We recorded $999, $2,468 and $174 of share-based compensation expense related to the Units for the twelve and twenty-eight weeks ended August 15, 2011 and the four weeks ended August 9, 2010, respectively. The maximum unrecognized compensation cost for the time and performance vesting Units was $12,829 as of August 15, 2011.

In connection with the Merger, the vesting of all outstanding unvested options and restricted stock awards was accelerated immediately prior to closing. As a result of the acceleration, we recorded $10,587 in share-based compensation expense during the four weeks ended August 9, 2010 within general and administrative expense in our accompanying unaudited Condensed Consolidated Statement of Operations related to the post-Merger service period for certain stock options and awards (see also Predecessor below).

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

Predecessor

We had various share-based compensation plans (“Predecessor Plans”) that provided restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. In connection with the Merger, we recorded $1,521 in stock compensation expense related to the acceleration of options and restricted stock awards from the Predecessor Plans during the eight and twenty-four weeks ended July 12, 2010.

NOTE 12 — FACILITY ACTION CHARGES, NET

The components of facility action charges, net are as follows:

	Successor			Predecessor
	Twelve Weeks Ended August 15, 2011	Twenty-Eight Weeks Ended August 15, 2011	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twenty-Four Weeks Ended July 12, 2010
Estimated liability for new restaurant closures	$—	$133	$—	$—	$363
Adjustments to estimated liability for closed restaurants	72	564	34	(13)	60
Impairment of assets classified as held for sale	—	—	—	—	156
Impairment of assets classified as held and used	192	250	—	158	161
(Gain) loss on sales of restaurants and surplus properties, net	(460)	(758)	62	(486)	(348)
Amortization of discount related to estimated liability for closed restaurants	126	252	41	68	198

	$(70)	$441	$137	$(273)	$590

During the twelve weeks and twenty-eight weeks ended August 15, 2011, we received cash of $250 and $500, respectively, and recorded a gain of $250 and $421, respectively, (included above) in connection with an agreement to terminate a restaurant lease.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

Impairment charges recognized in facility action charges, net were recorded against the following asset categories:

	Successor			Predecessor
	Twelve Weeks Ended August 15, 2011	Twenty-Eight Weeks Ended August 15, 2011	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twenty-Four Weeks Ended July 12, 2010
Property and equipment:
Carl’s Jr.	$—	$—	$—	$46	$49
Hardee’s	192	250	—	98	254

	192	250	—	144	303
Property under capital leases:
Carl’s Jr.	—	—	—	14	14
Hardee’s	—	—	—	—	—

	—	—	—	14	14
Total:
Carl’s Jr.	—	—	—	60	63
Hardee’s	192	250	—	98	254

	$192	$250	$—	$158	$317

NOTE 13 — INCOME TAXES

Income tax (benefit) expense consisted of the following:

	Successor			Predecessor
	Twelve Weeks Ended August 15, 2011	Twenty-Eight Weeks Ended August 15, 2011	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twenty-Four Weeks Ended July 12, 2010
Federal and state income taxes	$(760)	$(2,672)	$(5,818)	$9,837	$7,173
Foreign income taxes	446	937	81	204	599

Income tax (benefit) expense	$(314)	$(1,735)	$(5,737)	$10,041	$7,772

Our effective income tax rate for the Successor twelve and twenty-eight weeks ended August 15, 2011 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes and federal income tax credits. Our effective income tax rate for the Successor four weeks ended August 9, 2010 differs from the federal statutory rate primarily as a result of non-deductible transaction-related costs and share-based compensation expense. Our effective income tax rate for the Predecessor eight and twenty-four weeks ended July 12, 2010 differs from the federal statutory rate primarily as a result of non-deductible transaction-related costs, state income taxes and certain expenses that are non-deductible for income tax purposes.

We had $2,776 of tax benefits as of January 31, 2011, that, if recognized, would affect our effective income tax rate. There were no material changes in the unrecognized tax benefits during the twenty-eight weeks ended August 15, 2011. We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $565 may be necessary within twelve months as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken during fiscal 2012 and 2013.

As of August 15, 2011, we maintained a valuation allowance of $10,667 for state capital loss carryforwards and certain state net operating loss and income tax credit carryforwards. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

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

	Successor			Predecessor
	Twelve Weeks Ended August 15, 2011	Twenty-Eight Weeks Ended August 15, 2011	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010	Twenty-Four Weeks Ended July 12, 2010
Revenue:
Carl’s Jr.	$152,314	$358,448	$49,575	$122,457	$383,234
Hardee’s	147,234	341,450	47,399	94,366	268,523
Other	181	414	55	111	362

Total	$299,729	$700,312	$97,029	$216,934	$652,119

Segment income:
Carl’s Jr.	$20,682	$48,103	$7,651	$14,156	$45,280
Hardee’s	26,165	60,007	9,034	18,516	47,693
Other	109	242	31	61	208

Total	46,956	108,352	16,716	32,733	93,181

Less: General and administrative expense	(29,346)	(70,306)	(19,728)	(20,388)	(59,859)
Less: Facility action charges, net	70	(441)	(137)	273	(590)
Less: Other operating expenses, net	(194)	(545)	(19,661)	(3,681)	(10,249)

Operating income (loss)	17,486	37,060	(22,810)	8,937	22,483
Interest expense	(17,816)	(42,211)	(5,980)	(3,592)	(8,617)
Other (expense) income, net	(2,215)	(1,416)	165	274	(13,609)

(Loss) income before income taxes	$(2,545)	$(6,567)	$(28,625)	$5,619	$257

Depreciation and amortization:
Depreciation and amortization included in segment income:
Carl’s Jr.	$8,655	$20,579	$2,793	$5,139	$15,586
Hardee’s	9,411	21,466	2,794	5,323	16,214
Other	—	—	—	—	—
Other depreciation and amortization(1)	839	1,798	335	597	1,903

Total depreciation and amortization	$18,905	$43,843	$5,922	$11,059	$33,703

	Successor
	August 15, 2011	January 31, 2011
Total assets:
Carl’s Jr.	$758,536	$779,306
Hardee’s	651,279	648,813
Other	61,793	68,047

Total	$1,471,608	$1,496,166

(1)	Represents depreciation and amortization excluded from the computation of segment income.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 15 — RELATED PARTY TRANSACTIONS

Transactions with Apollo Management

Pursuant to our management services agreement with Apollo Management and in exchange for on-going investment banking, management, consulting and financial planning services that will be provided to us, we are obligated to pay Apollo Management an aggregate annual management fee of $2,500, which may be increased at Apollo Management’s sole discretion up to an amount equal to two percent of our Adjusted EBITDA, as defined in our Credit Facility. We recorded $575, $1,342 and $62 in management fees, which are included in general and administrative expense in our accompanying unaudited Condensed Consolidated Statements of Operations for the Successor twelve and twenty-eight weeks ended August 15, 2011 and Successor four weeks ended August 9, 2010, respectively.

In addition, pursuant to our management services agreement, Apollo Management received on the closing date cash consideration of $10,020 for services and reimbursable expenses in connection with the Merger. We recorded $5,010 of these costs to other operating expenses, net in our Condensed Consolidated Statement of Operations during the Successor four weeks ended August 9, 2010 and capitalized $5,010 to debt issuance costs.

Transactions with Successor Board of Directors

Certain members of our Successor Board of Directors are also our franchisees. These franchisees regularly pay royalties and purchase equipment and other products from us on the same terms and conditions as our other franchisees. During the Successor twenty-eight weeks ended August 15, 2011, total revenue generated from related party franchisees was $3,641, which is included in franchised and licensed restaurants and other revenue in our accompanying unaudited Condensed Consolidated Statement of Operations. As of August 15, 2011 and January 31, 2011, our related party trade receivables from franchisees were $73 and $216, respectively.

During the Successor four weeks ended August 9, 2010, total revenue generated from related party franchisees was $458, which is included in franchised and licensed restaurants and other revenue in our accompanying unaudited Condensed Consolidated Statement of Operations.

Transactions with Predecessor Board of Directors

Certain members of our Predecessor Board of Directors were also our franchisees. These franchisees regularly paid royalties and purchased food, equipment and other products from us on the same terms and conditions as our other franchisees. During the Predecessor twenty-four weeks ended July 12, 2010, total revenue generated from related party franchisees was $36,775, which is included in franchised and licensed restaurants and other revenue in our accompanying unaudited Condensed Consolidated Statement of Operations.

We leased one restaurant property from a Partnership, which was a related party of a member of our Predecessor Board of Directors. During the twenty-four weeks ended July 12, 2010, we made lease payments of $90 related to this lease.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION

	Successor		Predecessor
	Twenty-Eight Weeks Ended August 15, 2011	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010
Cash paid for:
Interest, net of amounts capitalized	$37,369	$15,792	$8,299
Income taxes (received) paid, net	(326)	69	530
Non-cash investing and financing activities:
Proceeds receivable from sale of Distribution Center assets	—	—	1,992
Capital lease obligations incurred to acquire assets	2,456	26	4,179
Accrued property and equipment purchases	3,983	4,870	4,593

During the twenty-eight weeks ended August 15, 2011, we recorded a non-cash transaction to acquire three Hardee’s restaurants from one of our franchisees for an aggregate purchase price of $1,500. The entire purchase price was applied as a reduction of outstanding promissory notes due to the Company. See Note 5 for additional discussion.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is presented in the following sections:

•	Overview

•	Operating Review

•	Liquidity and Capital Resources

•	Critical Accounting Policies

•	Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2012 Comparisons with Fiscal 2011

•	New Accounting Pronouncements Not Yet Adopted and Adoption of New Accounting Pronouncements

•	Presentation of Non-GAAP Measures

•	Certain Financial Information of CKE Holdings, Inc.

The MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements contained herein and the CKE Restaurants, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Overview

CKE Restaurants, Inc. (“CKE”), through its wholly-owned subsidiaries is an international owner, operator and franchisor of quick-service restaurants (“QSR”), operating principally under the Carl’s Jr.®, Hardee’s®, Green Burrito® and Red Burrito® concepts. Carl’s Jr. restaurants are primarily located in the Western and Southwestern United States. Hardee’s restaurants are primarily located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants.

On July 12, 2010, CKE completed a merger with Columbia Lake Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of CKE Holdings, Inc. (“Parent”), a Delaware corporation, providing for the merger of Merger Sub with and into CKE (the “Merger”), with CKE surviving the Merger as a wholly-owned subsidiary of Parent, pursuant to the Agreement and Plan of Merger, dated April 18, 2010 (“Merger Agreement”). Parent is indirectly controlled by investment entities managed by Apollo Management VII, L.P. (“Apollo Management”). As a result of the Merger, shares of CKE common stock ceased to be traded on the New York Stock Exchange after the close of market on July 12, 2010.

The aggregate consideration for all equity securities of the Company was $704,065, including $10,587 of post-combination share-based compensation expense, and the total debt assumed and refinanced in connection with the Merger was $270,487. The Merger was funded by (i) equity contributions from affiliates of Apollo Management of $436,645, (ii) equity contributions from our senior management of $13,355, (iii) proceeds of $588,510 from the issuance of $600,000 senior secured second lien notes (the “Notes”), and (iv) a senior secured revolving credit facility of $100,000 (the “Credit Facility”), which was undrawn at closing.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

We have prepared our discussion of the results of operations by comparing the Successor twelve weeks ended August 15, 2011 to the combined results of operations for the Successor four weeks ended August 9, 2010 and Predecessor eight weeks ended July 12, 2010. Similarly, we have prepared our discussion of the results of operations and cash flows by comparing the Successor twenty-eight weeks ended August 15, 2011 to the combined results of operations and cash flows for the Successor four weeks ended August 9, 2010 and Predecessor twenty-four weeks ended July 12, 2010. Although this combined presentation does not comply with accounting principles generally accepted in the United States (“GAAP”), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

Operating Review

The following tables present the change in our restaurant portfolios, consolidated and by brand, for the trailing-13 periods ended August 15, 2011:

	Company- operated	Franchised	Licensed	Total
Consolidated:
Open at August 9, 2010	896	1,906	347	3,149
New	7	38	46	91
Closed	(13)	(21)	(4)	(38)
Divested	—	(3)	—	(3)
Acquired	3	—	—	3

Open at August 15, 2011	893	1,920	389	3,202

	Company- operated	Franchised	Licensed	Total
Carl’s Jr.:
Open at August 9, 2010	423	673	143	1,239
New	6	20	27	53
Closed	(4)	(9)	(1)	(14)
Divested	—	—	—	—
Acquired	—	—	—	—

Open at August 15, 2011	425	684	169	1,278

	Company- operated	Franchised	Licensed	Total
Hardee’s:
Open at August 9, 2010	472	1,222	204	1,898
New	1	18	19	38
Closed	(8)	(11)	(3)	(22)
Divested	—	(3)	—	(3)
Acquired	3	—	—	3

Open at August 15, 2011	468	1,226	220	1,914

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Consolidated Fiscal Quarter

	Successor	Successor/ Predecessor	Successor	Predecessor
	Twelve Weeks Ended August 15, 2011	Twelve Weeks Ended August 9, 2010	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010
Revenue:
Company-operated restaurants	$262,991	$255,477	$85,951	$169,526
Franchised and licensed restaurants and other	36,738	58,486	11,078	47,408

Total revenue	299,729	313,963	97,029	216,934

Operating costs and expenses:
Restaurant operating costs	218,934	209,216	70,203	139,013
Franchised and licensed restaurants and other	18,440	40,620	5,262	35,358
Advertising	15,399	14,678	4,848	9,830
General and administrative	29,346	40,116	19,728	20,388
Facility action charges, net	(70)	(136)	137	(273)
Other operating expenses, net	194	23,342	19,661	3,681

Total operating costs and expenses	282,243	327,836	119,839	207,997

Operating income (loss)	17,486	(13,873)	(22,810)	8,937
Interest expense	(17,816)	(9,572)	(5,980)	(3,592)
Other (expense) income, net	(2,215)	439	165	274

(Loss) income before income taxes	(2,545)	(23,006)	(28,625)	5,619
Income tax (benefit) expense	(314)	4,304	(5,737)	10,041

Net loss	$(2,231)	$(27,310)	$(22,888)	$(4,422)

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$262,991	$255,477	$85,951	$169,526
Less: restaurant operating costs	(218,934)	(209,216)	(70,203)	(139,013)
Add: depreciation and amortization expense	16,387	15,068	5,032	10,036
Less: advertising expense	(15,399)	(14,678)	(4,848)	(9,830)

Company-operated restaurant-level adjusted EBITDA	$45,045	$46,651	$15,932	$30,719

Company-operated restaurant-level adjusted EBITDA margin	17.1%	18.3%	18.5%	18.1%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$36,738	$58,486	$11,078	$47,408
Less: franchised and licensed restaurants and other expense	(18,440)	(40,620)	(5,262)	(35,358)
Add: depreciation and amortization expense	1,679	981	555	426

Franchise restaurant adjusted EBITDA	$19,977	$18,847	$6,371	$12,476

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Consolidated Year to Date

	Successor	Successor/ Predecessor	Successor	Predecessor
	Twenty-Eight Weeks Ended August 15, 2011	Twenty-Eight Weeks Ended August 9, 2010	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010
Revenue:
Company-operated restaurants	$614,595	$586,482	$85,951	$500,531
Franchised and licensed restaurants and other	85,717	162,666	11,078	151,588

Total revenue	700,312	749,148	97,029	652,119

Operating costs and expenses:
Restaurant operating costs	512,182	484,374	70,203	414,171
Franchised and licensed restaurants and other	44,318	120,382	5,262	115,120
Advertising	35,460	34,495	4,848	29,647
General and administrative	70,306	79,587	19,728	59,859
Facility action charges, net	441	727	137	590
Other operating expenses, net	545	29,910	19,661	10,249

Total operating costs and expenses	663,252	749,475	119,839	629,636

Operating income (loss)	37,060	(327)	(22,810)	22,483
Interest expense	(42,211)	(14,597)	(5,980)	(8,617)
Other (expense) income, net	(1,416)	(13,444)	165	(13,609)

(Loss) income before income taxes	(6,567)	(28,368)	(28,625)	257
Income tax (benefit) expense	(1,735)	2,035	(5,737)	7,772

Net loss	$(4,832)	$(30,403)	$(22,888)	$(7,515)

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$614,595	$586,482	$85,951	$500,531
Less: restaurant operating costs	(512,182)	(484,374)	(70,203)	(414,171)
Add: depreciation and amortization expense	37,987	35,444	5,032	30,412
Less: advertising expense	(35,460)	(34,495)	(4,848)	(29,647)

Company-operated restaurant-level adjusted EBITDA	$104,940	$103,057	$15,932	$87,125

Company-operated restaurant-level adjusted EBITDA margin	17.1%	17.6%	18.5%	17.4%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$85,717	$162,666	$11,078	$151,588
Less: franchised and licensed restaurants and other expense	(44,318)	(120,382)	(5,262)	(115,120)
Add: depreciation and amortization expense	4,058	1,943	555	1,388

Franchise restaurant adjusted EBITDA	$45,457	$44,227	$6,371	$37,856

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Carl’s Jr. Fiscal Quarter

	Successor	Successor/ Predecessor	Successor	Predecessor
	Twelve Weeks Ended August 15, 2011	Twelve Weeks Ended August 9, 2010	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010
Company-operated restaurants revenue	$138,370	$134,245	$45,145	$89,100
Franchised and licensed restaurants and other revenue	13,944	37,787	4,430	33,357

Total revenue	152,314	172,032	49,575	122,457

Restaurant operating costs:
Food and packaging	41,384	39,198	13,030	26,168
Payroll and other employee benefits	39,039	37,700	12,448	25,252
Occupancy and other	35,379	33,739	11,279	22,460

Total restaurant operating costs	115,802	110,637	36,757	73,880

Franchised and licensed restaurants and other expense	7,508	31,453	2,418	29,035
Advertising expense	8,322	8,135	2,749	5,386
General and administrative expense	14,309	18,768	9,205	9,563
Facility action charges, net	(169)	177	40	137
Gain on sale of Distribution Center assets	—	(3,442)	—	(3,442)

Operating income (loss)	$6,542	$6,304	$(1,594)	$7,898

Company-operated average unit volume (trailing-52 weeks)	$1,396	$1,389
Franchise-operated average unit volume (trailing-52 weeks)	$1,096	$1,103
Company-operated same-store sales increase (decrease)	2.0%	(7.4)%
Franchise-operated same-store sales decrease	(0.5)%	(5.0)%
Company-operated same-store transaction decrease	(0.1)%	(5.0)%
Company-operated average check (actual $)	$7.08	$6.89
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	29.9%	29.2%
Payroll and other employee benefits	28.2%	28.1%
Occupancy and other	25.6%	25.1%
Total restaurant operating costs	83.7%	82.4%
Advertising expense as a percentage of company-operated restaurants revenue	6.0%	6.1%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$138,370	$134,245	$45,145	$89,100
Less: restaurant operating costs	(115,802)	(110,637)	(36,757)	(73,880)
Add: depreciation and amortization expense	7,891	7,456	2,527	4,929
Less: advertising expense	(8,322)	(8,135)	(2,749)	(5,386)

Company-operated restaurant-level adjusted EBITDA	$22,137	$22,929	$8,166	$14,763

Company-operated restaurant-level adjusted EBITDA margin	16.0%	17.1%	18.1%	16.6%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$13,944	$37,787	$4,430	$33,357
Less: franchised and licensed restaurants and other expense	(7,508)	(31,453)	(2,418)	(29,035)
Add: depreciation and amortization expense	764	476	266	210

Franchise restaurant adjusted EBITDA	$7,200	$6,810	$2,278	$4,532

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Carl’s Jr. Year to Date

	Successor	Successor/ Predecessor	Successor	Predecessor
	Twenty-Eight Weeks Ended August 15, 2011	Twenty-Eight Weeks Ended August 9, 2010	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010
Company-operated restaurants revenue	$326,658	$316,524	$45,145	$271,379
Franchised and licensed restaurants and other revenue	31,790	116,285	4,430	111,855

Total revenue	358,448	432,809	49,575	383,234

Restaurant operating costs:
Food and packaging	98,940	92,785	13,030	79,755
Payroll and other employee benefits	92,718	89,276	12,448	76,828
Occupancy and other	81,697	77,995	11,279	66,716

Total restaurant operating costs	273,355	260,056	36,757	223,299

Franchised and licensed restaurants and other expense	17,493	100,453	2,418	98,035
Advertising expense	19,497	19,369	2,749	16,620
General and administrative expense	33,608	37,728	9,205	28,523
Facility action charges, net	190	208	40	168
Gain on sale of Distribution Center assets	—	(3,442)	—	(3,442)

Operating income (loss)	$14,305	$18,437	$(1,594)	$20,031

Company-operated same-store sales increase (decrease)	2.0%	(6.6)%
Franchise-operated same-store sales decrease	0.0%	(4.2)%
Company-operated same-store transaction decrease	(0.1)%	(4.3)%
Company-operated average check (actual $)	$7.02	$6.83
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	30.3%	29.3%
Payroll and other employee benefits	28.4%	28.2%
Occupancy and other	25.0%	24.6%
Total restaurant operating costs	83.7%	82.2%
Advertising expense as a percentage of company-operated restaurants revenue	6.0%	6.1%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$326,658	$316,524	$45,145	$271,379
Less: restaurant operating costs	(273,355)	(260,056)	(36,757)	(223,299)
Add: depreciation and amortization expense	18,727	17,361	2,527	14,834
Less: advertising expense	(19,497)	(19,369)	(2,749)	(16,620)

Company-operated restaurant-level adjusted EBITDA	$52,533	$54,460	$8,166	$46,294

Company-operated restaurant-level adjusted EBITDA margin	16.1%	17.2%	18.1%	17.1%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$31,790	$116,285	$4,430	$111,855
Less: franchised and licensed restaurants and other expense	(17,493)	(100,453)	(2,418)	(98,035)
Add: depreciation and amortization expense	1,852	1,018	266	752

Franchise restaurant adjusted EBITDA	$16,149	$16,850	$2,278	$14,572

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Hardee’s Fiscal Quarter

	Successor	Successor/ Predecessor	Successor	Predecessor
	Twelve Weeks Ended August 15, 2011	Twelve Weeks Ended August 9, 2010	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010
Company-operated restaurants revenue	$124,575	$121,182	$40,790	$80,392
Franchised and licensed restaurants and other revenue	22,659	20,583	6,609	13,974

Total revenue	147,234	141,765	47,399	94,366

Restaurant operating costs:
Food and packaging	38,828	36,583	12,272	24,311
Payroll and other employee benefits	36,241	35,778	11,915	23,863
Occupancy and other	27,991	26,144	9,235	16,909

Total restaurant operating costs	103,060	98,505	33,422	65,083

Franchised and licensed restaurants and other expense	10,932	9,167	2,844	6,323
Advertising expense	7,077	6,543	2,099	4,444
General and administrative expense	15,037	21,325	10,523	10,802
Facility action charges, net	96	(313)	97	(410)

Operating income (loss)	$11,032	$6,538	$(1,586)	$8,124

Company-operated average unit volume (trailing-52 weeks)	$1,096	$1,019
Franchise-operated average unit volume (trailing-52 weeks)	$1,038	$983
Company-operated same-store sales increase	2.5%	6.8%
Franchise-operated same-store sales increase	0.5%	2.3%
Company-operated same-store transaction (decrease) increase	(0.8)%	3.3%
Company-operated average check (actual $)	$5.44	$5.28
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	31.2%	30.2%
Payroll and other employee benefits	29.1%	29.5%
Occupancy and other	22.5%	21.6%
Total restaurant operating costs	82.7%	81.3%
Advertising expense as a percentage of company-operated restaurants revenue	5.7%	5.4%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$124,575	$121,182	$40,790	$80,392
Less: restaurant operating costs	(103,060)	(98,505)	(33,422)	(65,083)
Add: depreciation and amortization expense	8,496	7,612	2,505	5,107
Less: advertising expense	(7,077)	(6,543)	(2,099)	(4,444)

Company-operated restaurant-level adjusted EBITDA	$22,934	$23,746	$7,774	$15,972

Company-operated restaurant-level adjusted EBITDA margin	18.4%	19.6%	19.1%	19.9%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$22,659	$20,583	$6,609	$13,974
Less: franchised and licensed restaurants and other expense	(10,932)	(9,167)	(2,844)	(6,323)
Add: depreciation and amortization expense	915	505	289	216

Franchise restaurant adjusted EBITDA	$12,642	$11,921	$4,054	$7,867

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Hardee’s Year to Date

	Successor	Successor/ Predecessor	Successor	Predecessor
	Twenty-Eight Weeks Ended August 15, 2011	Twenty-Eight Weeks Ended August 9, 2010	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010
Company-operated restaurants revenue	$287,825	$269,833	$40,790	$229,043
Franchised and licensed restaurants and other revenue	53,625	46,089	6,609	39,480

Total revenue	341,450	315,922	47,399	268,523

Restaurant operating costs:
Food and packaging	90,145	81,114	12,272	68,842
Payroll and other employee benefits	84,182	82,413	11,915	70,498
Occupancy and other	64,328	60,613	9,235	51,378

Total restaurant operating costs	238,655	224,140	33,422	190,718

Franchised and licensed restaurants and other expense	26,825	19,929	2,844	17,085
Advertising expense	15,963	15,126	2,099	13,027
General and administrative expense	36,699	41,789	10,523	31,266
Facility action charges, net	247	466	97	369

Operating income (loss)	$23,061	$14,472	$(1,586)	$16,058

Company-operated same-store sales increase	6.4%	2.2%
Franchise-operated same-store sales increase	3.7%	0.9%
Company-operated same-store transaction increase	1.3%	1.0%
Company-operated average check (actual $)	$5.36	$5.12
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	31.3%	30.1%
Payroll and other employee benefits	29.2%	30.5%
Occupancy and other	22.3%	22.5%
Total restaurant operating costs	82.9%	83.1%
Advertising expense as a percentage of company-operated restaurants revenue	5.5%	5.6%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$287,825	$269,833	$40,790	$229,043
Less: restaurant operating costs	(238,655)	(224,140)	(33,422)	(190,718)
Add: depreciation and amortization expense	19,260	18,083	2,505	15,578
Less: advertising expense	(15,963)	(15,126)	(2,099)	(13,027)

Company-operated restaurant-level adjusted EBITDA	$52,467	$48,650	$7,774	$40,876

Company-operated restaurant-level adjusted EBITDA margin	18.2%	18.0%	19.1%	17.8%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$53,625	$46,089	$6,609	$39,480
Less: franchised and licensed restaurants and other expense	(26,825)	(19,929)	(2,844)	(17,085)
Add: depreciation and amortization expense	2,206	925	289	636

Franchise restaurant adjusted EBITDA	$29,006	$27,085	$4,054	$23,031

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Carl’s Jr.

Company-Operated Restaurants Revenue

Revenue from company-operated Carl’s Jr. restaurants increased $4,125, or 3.1%, to $138,370 during the twelve weeks ended August 15, 2011, as compared to the twelve weeks ended August 9, 2010. This increase was primarily due to the 2.0% increase in company-operated same-store sales for the quarter and revenues generated from new company-operated restaurants opened since the end of the second quarter of fiscal 2011, partially offset by a decrease in revenues from restaurants closed since the end of the second quarter of fiscal 2011.

Revenue from company-operated Carl’s Jr. restaurants increased $10,134, or 3.2%, to $326,658 during the twenty-eight weeks ended August 15, 2011, as compared to the prior year period. This increase was primarily due to the 2.0% increase in company-operated same-store sales from the comparable prior year period and revenues generated from new company-operated restaurants opened since the end of the second quarter of fiscal 2011, partially offset by a decrease in revenues from restaurants closed since the end of the second quarter of fiscal 2011.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

	Twelve Weeks	Twenty-Eight Weeks
Company-operated restaurant-level adjusted EBITDA margin for the period ended August 9, 2010	17.1%	17.2%
Increase in food and packaging costs	(0.7)	(1.0)
Payroll and other employee benefits
Increase in workers’ compensation expense	(0.1)	(0.4)
Decrease in labor costs, excluding workers’ compensation	—	0.2
Occupancy and other (excluding depreciation and amortization):
Increase in property tax expense	(0.2)	(0.1)
Increase in banking and ATM costs	(0.2)	(0.2)
Increase in repairs and maintenance expense	—	0.2
Other, net	—	0.1
Advertising expense	0.1	0.1

Company-operated restaurant-level adjusted EBITDA margin for the period ended August 15, 2011	16.0%	16.1%

Food and Packaging Costs

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 15, 2011, as compared to the prior year periods, due primarily to increased commodity costs of beef, cheese, oil and pork products.

Labor Costs

Workers’ compensation expense increased as a percentage of company-operated restaurants revenue during the twenty-eight weeks ended August 15, 2011, as compared to the prior year period, due primarily to unfavorable claims reserve adjustments as a result of actuarial analyses of outstanding claims reserves in the current year period and favorable claims reserve adjustments in the comparable prior year period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Franchised and Licensed Restaurants

Carl’s Jr. Fiscal Quarter	Successor	Successor/ Predecessor	Successor	Predecessor
	Twelve Weeks Ended August 15, 2011	Twelve Weeks Ended August 9, 2010	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010
Franchised and licensed restaurants and other revenue:
Royalties	$8,123	$7,495	$2,493	$5,002
Distribution centers – food, packaging and supplies	—	25,018	—	25,018
Rent and other occupancy	5,267	4,988	1,844	3,144
Franchise fees	554	286	93	193

Total franchised and licensed restaurants and other revenue	$13,944	$37,787	$4,430	$33,357

Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$2,630	$1,953	$786	$1,167
Distribution centers – food, packaging and supplies	—	25,051	—	25,051
Rent and other occupancy	4,878	4,449	1,632	2,817

Total franchised and licensed restaurants and other expense	$7,508	$31,453	$2,418	$29,035

Total franchised and licensed restaurants and other revenue decreased $23,843, or 63.1%, to $13,944 during the twelve weeks ended August 15, 2011, as compared to the prior year period. Distribution center sales of food, packaging and supplies to franchisees decreased by $25,018, due to the outsourcing of our Carl’s Jr. distribution center operations on July 2, 2010. Royalty revenues increased $628, or 8.4%, to $8,123, due primarily to the net increase of 37 franchised and licensed restaurants since the end of the second quarter of fiscal 2011, partially offset by a 0.5% decrease in franchise-operated same-store sales. Rent and other occupancy revenues increased $279, or 5.6%, mainly due to impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Franchised and licensed restaurants and other expense decreased $23,945, or 76.1%, to $7,508 during the twelve weeks ended August 15, 2011, from the comparable prior year period. This decrease was due to a $25,051 decrease in distribution center costs resulting from the outsourcing of our Carl’s Jr. distribution center operations. This decrease was partially offset by an increase of $677 in administrative expense from the comparable prior year period, primarily caused by an increase of $380 in amortization expense related to the franchise agreement intangible asset recorded in connection with the Merger and increased franchise operations and administration costs related to our international growth strategy. The increase of rent and other occupancy expense of $429, or 9.6%, was primarily due to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Carl’s Jr. Year to Date	Successor	Successor/ Predecessor	Successor	Predecessor
	Twenty-Eight Weeks Ended August 15, 2011	Twenty-Eight Weeks Ended August 9, 2010	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010
Franchised and licensed restaurants and other revenue:
Royalties	$18,795	$17,561	$2,493	$15,068
Distribution centers – food, packaging and supplies	—	86,891	—	86,891
Rent and other occupancy	12,013	11,265	1,844	9,421
Franchise fees	982	568	93	475

Total franchised and licensed restaurants and other revenue	$31,790	$116,285	$4,430	$111,855

Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$6,066	$3,978	$786	$3,192
Distribution centers – food, packaging and supplies	—	86,170	—	86,170
Rent and other occupancy	11,427	10,305	1,632	8,673

Total franchised and licensed restaurants and other expense	$17,493	$100,453	$2,418	$98,035

Total franchised and licensed restaurants revenue decreased $84,495, or 72.7%, to $31,790 during the twenty-eight weeks ended August 15, 2011, as compared to the twenty-eight weeks ended August 9, 2010. Distribution center sales of food, packaging and supplies to franchisees decreased by $86,891, due to the outsourcing of our Carl’s Jr. distribution center operations on July 2, 2010. Royalty revenues increased by $1,234, or 7.0%, due to a net increase of 37 franchised and licensed restaurants since the end of the second quarter of fiscal 2011. Rent and other occupancy revenues increased $748, or 6.6%, mainly due to impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Franchised and licensed operating and other expenses decreased $82,960, or 82.6%, to $17,493 during the twenty-eight weeks ended August 15, 2011, as compared to the prior year period. This decrease is mainly due to a $86,170 decrease in distribution center costs resulting from the outsourcing of our Carl’s Jr. distribution center operations. This decrease was partially offset by an increase of $2,088, or 52.5%, increase in administrative expense from the comparable prior year period, primarily caused by an increase of $1,141 in amortization expense related to the franchise agreement intangible asset recorded in connection with the Merger and increased franchise operations and administration costs related to our international growth strategy. The increase of rent and other occupancy expense of $1,122, or 10.9%, was primarily due to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Hardee’s

Company-Operated Restaurants Revenue

Revenue from company-operated Hardee’s restaurants increased $3,393, or 2.8%, to $124,575 during the twelve weeks ended August 15, 2011, over the comparable prior year period, primarily due to the 2.5% increase in company-operated same-store sales.

During the twenty-eight weeks ended August 15, 2011, revenue from company-operated restaurants increased $17,992, or 6.7%, to $287,825 as compared to the twenty-eight weeks ended August 9, 2010. The increase is primarily due to the 6.4% increase in company-operated same-store sales.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

	Twelve Weeks	Twenty-Eight Weeks
Company-operated restaurant-level adjusted EBITDA margin for the period ended August 9, 2010	19.6%	18.0%
Increase in food and packaging costs	(1.0)	(1.2)
Payroll and other employee benefits:
Decrease in labor costs, excluding workers’ compensation	0.6	1.2
(Increase) decrease in workers’ compensation expense	(0.2)	0.1
Occupancy and other (excluding depreciation and amortization):
Increase in repairs and maintenance expense	(0.3)	(0.1)
Other, net	—	0.1
Advertising expense	(0.3)	0.1

Company-operated restaurant-level adjusted EBITDA margin for the period ended August 15, 2011	18.4%	18.2%

Food and Packaging Costs

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the twelve weeks ended August 15, 2011, as compared to the prior year period, mainly due to an increase in commodity costs of beef, oil, flour and dairy products. Food and packaging costs increased as a percentage of company-operated restaurants revenue during the twenty-eight weeks ended August 15, 2011, as compared to the prior year period, mainly due to an increase in commodity costs of beef, oil, pork and flour products.

Labor Costs

Labor costs, excluding workers’ compensation expense, decreased as a percentage of company-operated restaurants revenue during the twelve and twenty-eight weeks ended August 15, 2011, as compared to the prior year periods, due primarily to sales leverage and the relatively fixed nature of restaurant management costs.

Occupancy and Other Costs

Repairs and maintenance expense increased as a percentage of company-operated restaurants revenue during the twelve weeks ended August 15, 2011, from the comparable prior year period, due primarily to increased spending on repairs of kitchen equipment and buildings in the current year period.

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during the twelve weeks ended August 15, 2011, from the comparable prior year period, due primarily to fixed asset additions and impacts of acquisition accounting related to the Merger, partially offset by sales leverage.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Franchised and Licensed Restaurants

Hardee’s Fiscal Quarter	Successor	Successor/ Predecessor	Successor	Predecessor
	Twelve Weeks Ended August 15, 2011	Twelve Weeks Ended August 9, 2010	Four Weeks Ended August 9, 2010	Eight Weeks Ended July 12, 2010
Franchised and licensed restaurants and other revenue:
Royalties	$13,841	$12,892	$4,369	$8,523
Distribution center – equipment	5,639	4,847	1,140	3,707
Rent and other occupancy	2,987	2,684	1,000	1,684
Franchise fees	192	160	100	60

Total franchised and licensed restaurants and other revenue	$22,659	$20,583	$6,609	$13,974

Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$2,822	$2,222	$850	$1,372
Distribution center – equipment	5,580	4,841	1,138	3,703
Rent and other occupancy	2,530	2,104	856	1,248

Total franchised and licensed restaurants and other expense	$10,932	$9,167	$2,844	$6,323

Total franchised and licensed restaurants and other revenue increased $2,076 or 10.1%, to $22,659 during the twelve weeks ended August 15, 2011, as compared to the prior year period. Royalty revenues increased $949, or 7.4%, to $13,841, from the comparable prior year period, due primarily to a net increase of 20 franchised and licensed restaurants since the end of the second quarter of fiscal 2011 and an increase in our franchise-operated same-store sales of 0.5%. Distribution center sales of equipment increased by $792, from the comparable prior year period, primarily due to an increase in equipment sales to franchisees. Rent and other occupancy revenues increased $303, or 11.3%, to $2,987, from the comparable prior year period, mainly due to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Franchised and licensed restaurants and other expense increased $1,765, or 19.3%, to $10,932, during the twelve weeks ended August 15, 2011, as compared to the prior year period. The increase in distribution center costs of $739 resulted directly from the increase in distribution center sales of equipment to franchisees. The increase in administrative expense of $600 was primarily due to an increase of $293 in amortization expense related to the franchise agreement intangible asset recorded in connection with the Merger and increased franchise operations and administration costs to support our long-term growth strategy. The increase in rent and other occupancy expense of $426, or 20.2%, was due primarily to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Hardee’s Year to Date	Successor	Successor/ Predecessor	Successor	Predecessor
	Twenty-Eight Weeks Ended August 15, 2011	Twenty-Eight Weeks Ended August 9, 2010	Four Weeks Ended August 9, 2010	Twenty-Four Weeks Ended July 12, 2010
Franchised and licensed restaurants and other revenue:
Royalties	$31,812	$29,071	$4,369	$24,702
Distribution centers – equipment	14,210	10,360	1,140	9,220
Rent and other occupancy	7,010	6,187	1,000	5,187
Franchise fees	593	471	100	371

Total franchised and licensed restaurants and other revenue	$53,625	$46,089	$6,609	$39,480

Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$6,786	$4,877	$850	$4,027
Distribution centers – equipment	14,112	10,344	1,138	9,206
Rent and other occupancy	5,927	4,708	856	3,852

Total franchised and licensed restaurants and other expense	$26,825	$19,929	$2,844	$17,085

Total franchised and licensed restaurants revenue increased $7,536, or 16.4%, to $53,625 during the twenty-eight weeks ended August 15, 2011, as compared to the prior year period. This increase is mainly due to the increase in distribution center revenues of $3,850 resulting from an increase in equipment sales to franchisees. Royalty revenues increased by $2,741, or 9.4%, due to a net increase of 20 franchised and licensed restaurants since the end of the second quarter of fiscal 2011 and an increase in our franchise-operated same-store sales of 3.7%. Rent and other occupancy revenue increased $823, or 13.3%, primarily due to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Franchised and licensed operating and other expenses increased $6,896, or 34.6%, to $26,825, during the twenty-eight weeks ended August 15, 2011, as compared to the prior year period. This increase in costs is mainly due to an increase in distribution center expenses of $3,768 resulting directly from the increase in distribution center sales to franchisees. The increase in administrative expense of $1,909 was primarily due to an increase of $878 in amortization expense related to the franchise agreement intangible asset recorded in connection with the Merger and increased franchise operations and administration costs to support our long-term growth strategy. Additionally, rent and other occupancy expense increased $1,219, or 25.9%, due primarily to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Consolidated Expenses

General and Administrative Expense

General and administrative expense decreased $10,770, or 26.8%, to $29,346, for the twelve weeks ended August 15, 2011, as compared to the twelve weeks ended August 9, 2010. This was mainly due to a $12,276 decrease in share-based compensation expense resulting primarily from the expense recorded in the prior year period for the acceleration of vesting of stock options and restricted stock awards in connection with the Merger. This decrease was partially offset by an increase of $755 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria, and an increase of $513 in management service fees paid to Apollo Management.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

General and administrative expenses decreased $9,281, or 11.7%, to $70,306, for the twenty-eight weeks ended August 15, 2011, as compared to the twenty-eight weeks ended August 9, 2010. This was mainly due to a $12,947 decrease in share-based compensation expense resulting primarily from the expense recorded in the prior year period for the acceleration of vesting of stock options and restricted stock awards in connection with the Merger. This decrease was partially offset by an increase of $1,937 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria, and an increase of $1,280 in management service fees paid to Apollo Management.

Other Operating Expenses, Net

During the twelve weeks ended August 15, 2011, other operating expenses, net decreased $23,148 from the comparable prior year period to $194. This decrease is primarily due to a decrease in transaction-related costs for accounting, investment banking, legal and other costs associated with the Transactions, which decreased from $26,784 for the twelve weeks ended August 9, 2010 to $194 for the twelve weeks ended August 15, 2011. Additionally, during the twelve weeks ended August 9, 2010, we recorded a gain of $3,442 on the sale of our Distribution Center assets.

During the twenty-eight weeks ended August 15, 2011, other operating expenses, net decreased $29,365 from the comparable prior year period to $545. This decrease is primarily due to a decrease in transaction-related costs for accounting, investment banking, legal and other costs associated with the Transactions, which decreased from $33,352 for the twenty-eight weeks ended August 9, 2010 to $545 for the twenty-eight weeks ended August 15, 2011. Additionally, during the twenty-eight weeks ended August 9, 2010, we recorded a gain of $3,442 on the sale of our Distribution Center assets.

Interest Expense

During the twelve weeks ended August 15, 2011, interest expense increased $8,244, to $17,816, as compared to the twelve weeks ended August 9, 2010. This increase was primarily caused by the interest incurred on our Notes. Interest expense during the twelve weeks ended August 9, 2010 included a charge of $1,743 to adjust the carrying value of our Predecessor interest rate swap agreements to fair value.

During the twenty-eight weeks ended August 15, 2011, interest expense increased $27,614 to $42,211, as compared to the twenty-eight weeks ended August 9, 2010. This increase was primarily caused by the interest incurred on our Notes. Interest expense during the twenty-eight weeks ended August 9, 2010 included a charge of $3,113 to adjust the carrying value of our Predecessor interest rate swap agreements to fair value.

See Note 7 of Notes to Condensed Consolidated Financial Statements included herein for additional detail of the components of interest expense.

Other (Expense) Income, Net

During the twelve weeks ended August 15, 2011, we recorded $2,215 of other expense, net as compared to other income, net of $439 during the twelve weeks ended August 9, 2010. This change was primarily due to a loss of $2,641 recognized on the early extinguishment of $40,000 of the principal amount of our Notes during the twelve weeks ended August 15, 2011.

During the twenty-eight weeks ended August 15, 2011, we recorded $1,416 of other expense, net as compared to other expense, net of $13,444 during the twenty-eight weeks ended August 9, 2010. During the twenty-eight weeks ended August 9, 2010, we recorded a termination fee to terminate a prior merger agreement with an affiliate of Thomas H. Lee Partners, L.P. of $9,283 and $5,000 in reimbursable costs. During the twenty-eight weeks ended August 15, 2011, we recognized a loss of $2,641 on the early extinguishment of $40,000 of the principal amount of our Notes.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Income Tax (Benefit) Expense

Our effective income tax rate for the twelve and twenty-eight weeks ended August 15, 2011 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes and federal income tax credits. Our effective income tax rate for the twelve and twenty-eight weeks ended August 9, 2010 differs from the federal statutory rate primarily as a result of non-deductible transaction-related costs and share-based compensation expense.

Liquidity and Capital Resources

Overview

Our cash requirements consist principally of our food and packaging purchases, labor, and occupancy costs; capital expenditures for restaurant remodels, new restaurant construction and replacement of equipment; debt service requirements; advertising expenditures; and general and administrative expenses. In addition, we may elect to redeem up to $20,000 of the principal amount of our Notes at a redemption price of 103% of the principal amount of the Notes on or before July 14, 2012 and an additional $60,000 of the principal amount of our Notes during the twelve month period commencing July 15, 2012. We expect that our cash on hand and future cash flows from operations will provide sufficient liquidity to allow us to meet our operating and capital requirements and service our existing debt. As of August 15, 2011, we have $38,258 in cash and cash equivalents and $68,087 in available commitments under our Credit Facility to help meet our operating and capital requirements.

We believe our most significant cash uses during the next 12 months will be for capital expenditures, debt service requirements and the partial redemption of our Notes, if any. Based on our current capital spending projections, we expect capital expenditures to be between $60,000 and $65,000 for fiscal 2012. Assuming the aggregate outstanding principal amount of our Notes remains unchanged, we will be required to make semi-annual interest payments on our Notes of approximately $31,850. As discussed below, our Credit Facility matures on July 12, 2015, and our Notes mature on July 15, 2018.

Credit Facility

Our Credit Facility provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the LIBOR plus 3.75%. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of August 15, 2011, we had no outstanding loan borrowings, $31,913 of outstanding letters of credit, and remaining availability of $68,087 under our Credit Facility.

Pursuant to the terms of our Credit Facility, during each fiscal year our capital expenditures cannot exceed the sum of (1) the greater of (i) $100,000 and (ii) 8.5% of our consolidated gross total tangible assets as of the end of such fiscal year plus, without duplication, (2) 10% of certain assets acquired in permitted acquisitions during such fiscal year (the “Acquired Assets Amount”) and, (3) 5% of the Acquired Assets Amount for the preceding fiscal year, calculated on a cumulative basis. In addition, the annual base amount of permitted capital expenditures may be increased by an amount equal to any cumulative credit (as defined in the Credit Facility) which the Company elects to apply for this purpose and may be carried-back and/or carried-forward subject to the terms set forth in the Credit Facility.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. Our Credit Facility defines our secured leverage ratio as the ratio of our: (1) Total Secured Debt plus eight times our Net Rent less Unrestricted Cash and Permitted Investments; over (2) Adjusted EBITDAR, each as defined in our Credit Facility. In determining our Total Secured Debt for the purpose of our financial covenants, we include our Notes and other long-term secured debt, capital lease obligations and the portion of the proceeds from financing method sale-leaseback transactions equal to the net book value of the associated properties. As of August 15, 2011, the net book value of the assets associated with financing method sale-leaseback transactions was $11,986. See Note 8 of Notes to Condensed Consolidated Financial Statements included herein for further discussion of these sale-leaseback transactions. Our Credit Facility defines our interest coverage ratio as the ratio of Adjusted EBITDA to Cash Interest Expense, each as defined in our Credit Facility. As of August 15, 2011, our financial performance covenants did not limit our ability to draw on the remaining availability of $68,087 under our Credit Facility.

We were in compliance with the covenants of our Credit Facility as of August 15, 2011.

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

Senior Secured Second Lien Notes

On July 15, 2011, we redeemed $40,000 of the principal amount of our Notes at a redemption price of 103% of the principal amount of the Notes pursuant to the terms of the indenture governing the Notes. Subsequent to the redemption, and as of August 15, 2011, the remaining aggregate principal amount of our Notes was $560,000. The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. As of August 15, 2011, the carrying value of the notes was $550,231, which is presented net of the remaining unamortized original issue discount of $9,769. The Notes mature on July 15, 2018.

The indenture governing the Notes contains restrictive covenants that limit our and our guarantor subsidiaries’ ability to, among other things: incur or guarantee additional debt or issue certain preferred equity; pay dividends, make capital stock distributions or other restricted payments; make certain investments; sell certain assets; create or incur liens on certain assets to secure debt; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Additionally, the indenture contains certain reporting covenants, which requires us to provide all such information required to be filed by the Securities and Exchange Commission (“SEC”) in accordance with the reporting requirements of Section 13 or 15(d) of the Exchange Act of 1934, as amended (“Exchange Act”), as a non-accelerated filer, even if we are not specifically required to comply with such sections of the Exchange Act. Failure to comply with these covenants constitutes a default and may lead to the acceleration of the principal amount and accrued but unpaid interest on the Notes. Pursuant to the terms of the indenture governing the Notes, we may be required to offer to repurchase Notes with a portion of the net proceeds received from sale-leaseback transactions.

We were in compliance with the covenants included in the indenture governing the Notes as of August 15, 2011.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

We may redeem the Notes prior to the maturity date based upon the following conditions: (1) prior to July 15, 2013, we may redeem up to 35% of the original aggregate principal amount of the Notes, or $210,000, with the proceeds of certain equity offerings at a redemption price of 111.375% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (2) during, in each of the 12-month periods beginning July 15, 2011, July 15, 2012, and July 15, 2013, we may redeem up to 10% of the original aggregate principal amount of the Notes, or $60,000, at a redemption price of 103% of the aggregate principal amount of the Notes plus accrued and unpaid interest, (3) on or after July 15, 2014, we may redeem all or any portion of the Notes during the 12-month periods commencing July 15, 2014, July 15, 2015, July 15, 2016 and July 15, 2017 and thereafter at a redemption price of 105.688%, 102.844%, 101.422% and 100%, respectively, of the aggregate principal amount of the Notes plus accrued and unpaid interest, and (4) prior to July 15, 2014, we may redeem all or any portion of the Notes at a price equal to 100% of the aggregate principal amount of the Notes plus a make-whole premium and accrued and unpaid interest. Upon a change in control, the Note holders each have the right to require us to redeem their Notes at a redemption price of 101% of the aggregate principal amount of the Notes plus accrued and unpaid interest.

CKE Holdings, Inc. Senior Unsecured PIK Toggle Notes

On March 14, 2011, CKE Holdings, Inc. issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes due March 14, 2016 (the “Parent Notes”). The net proceeds, after payment of offering expenses, were distributed to the corporate parent of Parent. The Parent Notes were issued with an original issue discount of 1.885%, or $3,770. The interest on the Parent Notes, which will be paid semi-annually on March 15 and September 15 of each year, can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the Parent Note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. Parent paid the September 15, 2011 interest payment entirely in PIK Interest. Parent will also pay the March 15, 2012 interest payment entirely in PIK Interest. We have not guaranteed the Parent Notes, nor have we pledged any of our assets or stock as collateral for the Parent Notes. The covenants included within the indenture governing our Notes and our Credit Facility are not directly impacted by the obligations of CKE Holdings, Inc. Because the Parent Notes contain a PIK feature, the interest obligations can be added to the principal amount of the Parent Note and Parent has the ability to defer cash payments of interest through March 14, 2016. At or prior to maturity, we expect Parent will evaluate all available options for redemption of the Parent Notes, including refinancing the Parent Notes, receiving dividends, and other options. Our Credit Facility and indenture governing our Notes contain restrictive covenants which limit our ability to pay dividends to Parent.

Cash Flows

During the twenty-eight weeks ended August 15, 2011, cash provided by operating activities totaled $57,814, an increase of $53,402 from the comparable prior year period. This increase is primarily attributable to significant cash payments made during the prior year period for transaction related costs and the Predecessor interest rate swap agreements, partially offset by the impact of cash paid for interest related to the Notes during the twenty-eight weeks ended August 15, 2011. Our working capital account balances, including accounts payable and other current and long-term liabilities, can vary significantly from quarter to quarter, depending upon the timing of large customer receipts, payments to vendors and semi-annual interest payments, and are not anticipated to be a significant source or use of cash over the long term.

Cash used in investing activities during the twenty-eight weeks ended August 15, 2011 totaled $25,624, which principally consisted of purchases of property and equipment of $28,113, partially offset by $1,748 of proceeds from the sale of property and equipment.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Capital expenditures were as follows:

	Successor	Successor/ Predecessor
	Twenty-Eight Weeks Ended August 15, 2011	Twenty-Eight Weeks Ended August 9, 2010
Remodels:
Carl’s Jr.	$1,382	$2,046
Hardee’s	7,907	11,341
Capital maintenance:
Carl’s Jr.	4,353	6,260
Hardee’s	7,246	8,662
New restaurants and rebuilds:
Carl’s Jr.	3,813	5,726
Hardee’s	1,445	1,577
Dual-branding:
Carl’s Jr.	424	444
Hardee’s	886	1,687
Real estate and franchise acquisitions	11	20
Corporate and other	646	678

Total	$28,113	$38,441

Capital expenditures for the twenty-eight weeks ended August 15, 2011 decreased $10,328, or 26.9%, to $28,113 from the comparable prior year period mainly due to a $4,098 decrease in restaurant remodels, a $3,323 decrease in capital maintenance and a $2,045 decrease in new restaurants and rebuilds.

Cash used in financing activities during the twenty-eight weeks ended August 15, 2011 totaled $36,518 as compared to cash provided by financing activities during the twenty-eight weeks ended August 9, 2010 of $719,621. During the twenty-eight weeks ended August 15, 2011, we made a payment of $41,200 in connection with the early extinguishment of $40,000 principal amount of our Notes, there was a net decrease in our bank overdraft of $6,416 and we received proceeds from financing method sale-leaseback transactions of $16,027. During the twenty eight weeks ended August 9, 2010, we received proceeds from the issuance of Notes, net of discount, of $588,510 and equity contributions of $450,000 in connection with the Transactions. Additionally, we made net payments of $277,432 to fully repay our Predecessor term loan and borrowings under our Predecessor revolving credit facility during the twenty-eight weeks ended August 9, 2010.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Impairment of Restaurant-Level Long-Lived Assets

In connection with analyzing restaurant-level long-lived assets to determine if they have been impaired, we make certain estimates and assumptions, including estimates of future cash flows, assumptions of future same-store sales and projected operating expenses for each of our restaurants over their estimated useful life in order to evaluate recoverability and estimate fair value. Future cash flows are estimated based upon experience gained, current intentions about refranchising restaurants and closures, recent and expected sales trends, internal plans, the period of time since the restaurant was opened or remodeled and other relevant information. If our future cash flows or same-store sales do not meet or exceed our forecasted levels, or if restaurant operating cost increases exceed our forecast and we are unable to recover such costs through price increases, the carrying value of certain of our restaurants may prove to be unrecoverable, and we may incur additional impairment charges in the future.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

As of August 15, 2011, our goodwill consisted of $199,166 for our Carl’s Jr. reporting unit and $9,719 for our Hardee’s reporting unit. The goodwill for both reporting units resulted primarily from the Merger on July 12, 2010. During the fourth quarter of fiscal 2011, we performed our goodwill impairment test for our Carl’s Jr. and Hardee’s reporting units. As of the date of the annual impairment test, the fair value of the Carl’s Jr. and Hardee’s reporting units exceeded their respective carrying values. In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment test, we applied hypothetical decreases to the fair value of each reporting unit. We determined that hypothetical decreases in fair value of greater than 10% would be required before either reporting unit would have a carrying value in excess of its fair value. The excess of the fair value as compared to the carrying value is attributed primarily to the general improvement in financial markets between the date of the acquisition and the date of the impairment test. However, future declines in market conditions and the actual future performance of our reporting units could negatively impact the results of future impairment tests.

As of August 15, 2011, our indefinite-lived intangible assets consisted of Carl’s Jr. trademarks / tradenames of $144,000 and Hardee’s trademarks / tradenames of $134,000. During the fourth quarter of fiscal 2011, we performed our impairment test for trademarks / tradenames at both Carl’s Jr. and Hardee’s and concluded that no impairment charge was required. However, any future declines in our system-wide restaurant portfolio at either concept, declines in company-operated or franchised and licensed revenues or increases to the discount rate used in our impairment test could negatively impact the results of future impairment tests.

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

Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of August 15, 2011 and January 31, 2011, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $39,813 and $39,581, respectively.

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

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2012 Comparisons with Fiscal 2011

The factors discussed below impact comparability of operating performance for the twelve and twenty-eight weeks ended August 15, 2011 and August 9, 2010, and for the remainder of fiscal 2012.

Merger and Transactions

In connection with the Transactions, we incurred significant additional indebtedness, including $600,000 of aggregate principal amount of senior secured second lien notes that bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. On July 15, 2011, we redeemed $40,000 of aggregate principal amount of our Notes, reducing the outstanding aggregate principal amount of our Notes to $560,000 as of August 15, 2011. In addition, our Credit Facility provides for aggregate borrowings up to $100,000 in senior secured revolving facility loans, swingline loans and letters of credit. Immediately prior to the Transactions, our indebtedness was significantly less. The changes in our indebtedness have caused our interest expense to be significantly higher following the Transactions than experienced in prior periods.

The acquisition of CKE Restaurants, Inc. has been accounted for as a business combination using the acquisition method of accounting, whereby the purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values as of July 12, 2010. The fair value changes in our tangible and intangible assets acquired and liabilities assumed are expected to cause changes to our future operating results when compared to our historical results.

The discussion and analysis of the Company’s historical financial condition and results of operations covers periods prior to Transactions. Accordingly, the discussion and analysis of such periods does not reflect the significant impact of the Transactions.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Sale-Leaseback Transactions

During the second quarter of fiscal 2012, we entered into agreements with independent third parties under which we sold and leased back 11 restaurant properties. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the net sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. As of August 15, 2011, the net book value of the assets associated with these transactions was $11,986. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the net proceeds received over the remaining net book value of the associated restaurant property. As of August 15, 2011, the net proceeds received of $16,027 exceeded the net book value of the associated restaurant properties by $4,041. We expect that we will sell and leaseback additional restaurant properties during fiscal 2012, however, there can be no assurance as to the number of transactions we will be able to complete, the amount of proceeds we will generate or whether we will be able to complete additional sale-leaseback transactions at all. See Note 8 of Notes to Condensed Consolidated Financial Statements included herein for further discussion.

Sale of Carl’s Jr. Distribution Center Assets

On July 2, 2010, we entered into an agreement to sell to MBM our Carl’s Jr. Distribution Center assets. Simultaneously, on July 2, 2010, we and our franchisees entered into distribution agreements with MBM to provide distribution services to our Carl’s Jr. restaurants. As a result of the outsourcing of our Carl’s Jr. distribution services, beginning July 2, 2010, we no longer generate revenues and incur the related expenses associated with the Carl’s Jr. distribution centers. Refer to further discussion of the Carl’s Jr. operating segment included within our “Operating Review” section of Management’s Discussion and Analysis.

Fiscal Year and Seasonality

We operate on a retail accounting calendar. Our fiscal year ends the last Monday in January and typically has 13 four-week accounting periods. The first quarter of our fiscal year has four periods, or 16 weeks. All other quarters generally have three periods, or 12 weeks. The fiscal year ended January 31, 2011 contains 53 weeks, whereby the additional week was included in the fourth quarter.

Our restaurant sales, and therefore our profitability, are subject to seasonal fluctuations and are traditionally higher during the spring and summer months because of factors such as increased travel upon school vacations and improved weather conditions, which affect the public’s dining habits.

New Accounting Pronouncements Not Yet Adopted and Adoption of New Accounting Pronouncements

See Note 3 of Notes to Condensed Consolidated Financial Statements included herein for a description of new accounting pronouncements not yet adopted and the adoption of new accounting pronouncements.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

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

As of August 15, 2011, Parent’s total long-term debt, including current portion, on a stand-alone basis was $196,383, which is presented net of the unamortized portion of the original issue discount of $3,617. During the twelve and twenty-eight weeks ended August 15, 2011, Parent incurred interest expense on a stand-alone basis of $5,496 and $10,068 respectively. Parent’s consolidated interest expense was $23,312 and $52,279 during the twelve and twenty-eight weeks ended August 15, 2011, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Forward Looking Statements

This Quarterly Report on Form 10-Q includes statements relating to future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that are often difficult to predict, are beyond our control, and which may cause results to differ materially from expectations. Factors that could cause our results to differ materially from those described include, but are not limited to, our ability to compete with other restaurants, supermarkets and convenience stores for customers, employees, restaurant locations and franchisees; changes in consumer preferences, perceptions and spending patterns; changes in food, packaging and supply costs; the ability of our key suppliers to continue to deliver premium-quality products to us at moderate prices; our ability to successfully enter new markets, complete construction of new restaurants and complete remodels of existing restaurants; changes in general economic conditions and the geographic concentration of our restaurants, which may affect our business; our ability to attract and retain key personnel; our franchisees’ willingness to participate in our strategy; the operational and financial success of our franchisees; the willingness of our vendors and service providers to supply us with goods and services pursuant to customary credit arrangements; risks associated with operating in international locations; the effect of the media’s reports regarding food-borne illnesses, food tampering and other health-related issues on our reputation and our ability to procure or sell food products; the seasonality of our operations; the effect of increasing labor costs including healthcare related costs; our ability to comply with existing and future health, employment, environmental and other government regulations; our ability to adequately protect our intellectual property; the potentially conflicting interests of our sole stockholder and our creditors; our substantial leverage, which could limit our ability to raise capital, react to economic changes or meet obligations under our indebtedness; the effect of restrictive covenants in our indenture and credit facility on our business; and other factors as discussed under the heading “Risk Factors” in our Annual Report on Form 10-K, which was filed with the SEC on April 15, 2011, and in our other filings with the SEC.

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

Interest Rate Risk

Our principal exposures to financial market risks relate to the impact that interest rate changes could have on our Credit Facility, which bears interest at a floating interest rate and, therefore, our results of operations and cash flows will be exposed to changes in interest rates. As of August 15, 2011, our Credit Facility remained undrawn. Accordingly, a hypothetical increase of 100 basis points in short-term interest rates in our floating rate would not have an impact on our interest expense. This sensitivity analysis assumes all other variables will remain constant in future periods.

Foreign Currency Risk

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on earnings and cash flows. Our business at company-operated restaurants is transacted in U.S. dollars. Exposure outside of the United States relates primarily to the effect of foreign currency rate fluctuations on royalties paid to us by our licensees. As of August 15, 2011, our most significant exposure related to the Mexican Peso. Foreign exchange rate fluctuations have not historically had a significant impact on our results of operations. During the twenty-eight weeks ended August 15, 2011, if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar, our franchised and licensed restaurants and other revenue would have decreased $853.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of August 15, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 15, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. The following is a brief discussion of the most significant categories of claims that have been brought or that we believe are likely to be brought against us in the operation of our business. To the extent applicable, we also discuss the nature of any currently pending claims relating to each category. We are currently vigorously defending these pending claims. See Note 10 of Notes to Condensed Consolidated Financial Statements included herein for additional discussion of legal matters.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKE RESTAURANTS, INC.

Date: September 21, 2011	/s/ Reese Stewart
Reese Stewart
Senior Vice President
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.