Form 10-Q
period 2011-11-07
CKE RESTAURANTS INC
filed 2011-12-14
CIK 919628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 7, 2011

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

The number of outstanding shares of the registrant’s common stock was 100 shares as of December 9, 2011.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM  1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par values)

(Unaudited)

	Successor
	November 7, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$61,075	$42,586
Accounts receivable, net of allowance for doubtful accounts of $72 as of November 7, 2011 and $92 as of January 31, 2011	27,059	27,533
Related party trade receivables	150	216
Inventories	16,733	14,526
Prepaid expenses	14,246	14,219
Assets held for sale	—	196
Advertising fund assets, restricted	17,481	18,464
Deferred income tax assets, net	16,503	17,079
Other current assets	3,824	4,065

Total current assets	157,071	138,884
Notes receivable, net	—	172
Property and equipment, net of accumulated depreciation and amortization of $90,792 as of November 7, 2011 and $36,342 as of January 31, 2011	625,971	640,194
Property under capital leases, net of accumulated amortization of $8,397 as of November 7, 2011 and $3,638 as of January 31, 2011	33,200	36,156
Goodwill	208,885	207,817
Intangible assets, net	436,874	448,499
Other assets, net	21,509	24,444

Total assets	$1,483,510	$1,496,166

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of bank indebtedness and other long-term debt	$3	$29
Current portion of capital lease obligations	8,220	7,434
Accounts payable	38,805	41,442
Advertising fund liabilities	17,481	18,464
Other current liabilities	105,311	81,958

Total current liabilities	169,820	149,327
Bank indebtedness and other long-term debt, less current portion	542,799	589,987
Capital lease obligations, less current portion	36,626	41,082
Deferred income tax liabilities, net	151,101	151,828
Other long-term liabilities	169,575	139,173

Total liabilities	1,069,921	1,071,397

Commitments and contingencies (Notes 7, 8, 10 and 15)

Stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding as of November 7, 2011 and January 31, 2011	—	—
Additional paid-in capital	456,190	452,659
Investment in Parent Notes	(8,362)	—
Accumulated deficit	(34,239)	(27,890)

Total stockholder’s equity	413,589	424,769

Total liabilities and stockholder’s equity	$1,483,510	$1,496,166

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor
	Twelve Weeks Ended November 7, 2011	Twelve Weeks Ended November 1, 2010
Revenue:
Company-operated restaurants	$256,976	$250,097
Franchised and licensed restaurants and other	35,643	34,690

Total revenue	292,619	284,787

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	78,763	73,879
Payroll and other employee benefits	72,485	71,701
Occupancy and other	62,926	61,756

Total restaurant operating costs	214,174	207,336
Franchised and licensed restaurants and other	17,907	16,995
Advertising	15,698	14,880
General and administrative	30,570	30,033
Facility action charges, net	262	822
Other operating expenses	—	167

Total operating costs and expenses	278,611	270,233

Operating income	14,008	14,554
Interest expense	(17,415)	(18,055)
Other (expense) income, net	(252)	803

Loss before income taxes	(3,659)	(2,698)
Income tax benefit	(2,142)	(2,743)

Net (loss) income	$(1,517)	$45

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor		Predecessor
	Forty Weeks Ended November 7, 2011	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Revenue:
Company-operated restaurants	$871,571	$336,048	$500,531
Franchised and licensed restaurants and other	121,360	45,768	151,588

Total revenue	992,931	381,816	652,119

Operating costs and expenses:
Restaurant operating costs:
Food and packaging	267,896	99,188	148,642
Payroll and other employee benefits	249,458	96,073	147,391
Occupancy and other	209,002	82,278	118,138

Total restaurant operating costs	726,356	277,539	414,171
Franchised and licensed restaurants and other	62,225	22,257	115,120
Advertising	51,158	19,728	29,647
General and administrative	100,876	49,761	59,859
Facility action charges, net	703	959	590
Other operating expenses, net	545	19,828	10,249

Total operating costs and expenses	941,863	390,072	629,636

Operating income (loss)	51,068	(8,256)	22,483
Interest expense	(59,626)	(24,035)	(8,617)
Other (expense) income, net	(1,668)	968	(13,609)

(Loss) income before income taxes	(10,226)	(31,323)	257
Income tax (benefit) expense	(3,877)	(8,480)	7,772

Net loss	$(6,349)	$(22,843)	$(7,515)

See Accompanying Notes to Condensed Consolidated Financial Statements

CKE RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor		Predecessor
	Forty Weeks Ended November 7, 2011	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Cash flows from operating activities:
Net loss	$(6,349)	$(22,843)	$(7,515)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62,873	23,718	33,703
Amortization of debt issuance costs and discount on notes	3,065	1,115	522
Loss on early extinguishment of senior secured second lien notes	2,927	—	—
Share-based compensation expense	3,531	1,465	4,710
Provision for (recovery of) losses on accounts and notes receivable	114	62	(100)
Loss (gain) on sale of property and equipment	1,339	415	(1,326)
Facility action charges, net	1,224	959	590
Deferred income taxes	(151)	(7,992)	8,241
Net changes in operating assets and liabilities:
Receivables, inventories, prepaid expenses and other current and non-current assets	(3,725)	876	4,826
Estimated liability for closed restaurants and estimated liability for self-insurance	(1,891)	(825)	(2,318)
Accounts payable and other current and long-term liabilities	28,040	(7,754)	4,317

Net cash provided by (used in) operating activities	90,997	(10,804)	45,650

Cash flows from investing activities:
Purchases of property and equipment	(44,440)	(18,565)	(33,738)
Acquisition of Predecessor	—	(693,478)	—
Proceeds from sale of property and equipment	1,749	46	1,011
Proceeds from sale of Distribution Center assets	—	1,992	19,203
Collections of non-trade notes receivable	703	282	673
Other investing activities	146	53	(284)

Net cash used in investing activities	(41,842)	(709,670)	(13,135)

Cash flows from financing activities:
Net change in bank overdraft	(6,767)	(5,247)	(7,364)
Borrowings under revolving credit facilities	—	—	138,500
Repayments of borrowings under revolving credit facilities	—	(34,000)	(134,500)
Repayments of Predecessor senior credit facility term loan	—	(236,487)	(10,945)
Proceeds from issuance of senior secured second lien notes, net of original issue discount	—	588,510	—
Proceeds from financing method sale-leaseback transactions	40,702	—	—
Payment of debt issuance costs	(49)	(18,697)	—
Payment for early extinguishment of senior secured second lien notes	(49,370)	—	—
Repayments of other long-term debt	(614)	(9)	(13)
Repayments of capital lease obligations	(6,206)	(2,467)	(3,748)
Purchase of Parent Notes	(8,362)	—	—
Repurchase of common stock	—	—	(2,072)
Exercise of stock options	—	—	1,063
Dividends paid on common stock	—	—	(3,317)
Net advances from (to) affiliates of Apollo Management	—	2,641	(2,641)
Equity contribution	—	450,000	—

Net cash (used in) provided by financing activities	(30,666)	744,244	(25,037)

Net increase in cash and cash equivalents	18,489	23,770	7,478
Cash and cash equivalents at beginning of period	42,586	25,724	18,246

Cash and cash equivalents at end of period	$61,075	$49,494	$25,724

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

Carl’s Jr. restaurants are primarily located in the Western United States. Hardee’s restaurants are primarily located throughout the Southeastern and Midwestern United States. Green Burrito restaurants are primarily located in dual-branded Carl’s Jr. restaurants. The Red Burrito concept is located in dual-branded Hardee’s restaurants. Generally, our franchisees are domestic and our licensees are international. As of November 7, 2011, our system-wide restaurant portfolio consisted of:

	Carl’s Jr.	Hardee’s	Other	Total
Company-operated	425	469	—	894
Franchised	692	1,225	10	1,927
Licensed	175	223	—	398

Total	1,292	1,917	10	3,219

As of November 7, 2011, 258 of our 425 company-operated Carl’s Jr. restaurants were dual-branded with Green Burrito and 207 of our 469 company-operated Hardee’s restaurants were dual-branded with Red Burrito.

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

Variable Interest Entities

We consolidate one national and approximately 80 local co-operative advertising funds (“Hardee’s Funds”) as we have concluded that they are VIEs for which we are the primary beneficiary. We have included $17,481 and $18,464 of advertising fund assets, restricted, and advertising fund liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets as of November 7, 2011 and January 31, 2011, respectively. Consolidation of the Hardee’s Funds had no impact on our accompanying unaudited Condensed Consolidated Statements of Operations and Cash Flows. We have no rights to the assets, nor do we have any obligation with respect to the liabilities, of the Hardee’s Funds, and none of our assets serve as collateral for the creditors of these VIEs.

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

Transaction Costs

We recorded $545 in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Transactions within other operating expenses, net in our accompanying unaudited Condensed Consolidated Statements of Operations for the Successor forty weeks ended November 7, 2011. We did not incur any transaction-related costs during the Successor twelve weeks ended November 7, 2011.

We recorded $167, $19,828 and $13,691 in transaction-related costs for accounting, investment banking, legal and other costs in connection with the Transactions within other operating expenses, net in our accompanying unaudited Condensed Consolidated Statements of Operations for the Successor twelve and sixteen weeks ended November 1, 2010 and the Predecessor twenty-four weeks ended July 12, 2010, respectively. Additionally, we recorded a termination fee for a prior merger agreement with an affiliate of Thomas H. Lee Partners, L.P. of $9,283 and $5,000 in reimbursable costs within other (expense) income, net in our accompanying unaudited Condensed Consolidated Statement of Operations for the Predecessor twenty-four weeks ended July 12, 2010.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma results of operations assume that the Transactions had occurred on February 1, 2010 for the forty weeks ended November 1, 2010, after giving effect to acquisition accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the Credit Facility and the Notes, and other acquisition-related adjustments in connection with the Transactions. These unaudited pro forma results exclude transaction costs and share-based compensation expense related to the acceleration of stock options and restricted stock awards in connection with the Merger. Additionally, the following unaudited pro forma results of operations do not give effect to the sale of our Carl’s Jr. distribution facility operations, which was completed on July 2, 2010. This unaudited pro forma information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Transactions had actually occurred on those dates, nor of the results that may be obtained in the future.

Forty Weeks Ended November 1, 2010(1)
Total revenue	$1,035,663
Net loss	(2,479)

(1)	The unaudited pro forma results of operations exclude any effect related to the senior unsecured PIK toggle notes issued by CKE Holdings, Inc. (see Note 7).

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

In September 2011, the FASB updated its guidance on the annual testing of goodwill for impairment to allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If an entity determines, based on qualitative factors, that it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, then it is not required to perform the quantitative two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our Condensed Consolidated Financial Statements.

NOTE 4 — ASSETS HELD FOR SALE

Assets held for sale consist of surplus restaurant properties and company-operated restaurants that we expect to sell within one year. We no longer depreciate assets once classified as held for sale. As of November 7, 2011, there were no assets held for sale. As of January 31, 2011, total assets held for sale were $196 and were comprised of one surplus property in our Hardee’s operating segment.

NOTE 5 — PURCHASE AND SALE OF ASSETS

Purchase of Assets

During the forty weeks ended November 7, 2011, we purchased three Hardee’s restaurants from one of our franchisees for the aggregate purchase price consideration of $1,500, which was reduced by the settlement of certain pre-existing liabilities, resulting in a net purchase price consideration of $1,207. As a result of this transaction, we recorded property and equipment of $54, identifiable intangible assets of $85, capital lease assets of $55 and capital lease obligations of $55, resulting in $1,068 of additional goodwill in our Hardee’s operating segment.

We did not purchase any restaurants from franchisees during the forty weeks ended November 1, 2010.

Sale of Assets

On July 2, 2010, pursuant to an Asset Purchase Agreement (“APA”) with Meadowbrook Meat Company, Inc. (“MBM”), we sold to MBM our Carl’s Jr. distribution center assets located in Ontario, California and Manteca, California (“Distribution Centers”). In connection with the APA, we received total consideration of $21,195 from MBM for the Distribution Center assets, which included inventory, fixed assets, real property in Manteca, California, and other related assets. As a result of the transaction, we recorded a gain of $3,442, which is included in other operating expenses, net in our accompanying unaudited Condensed Consolidated Statement of Operations for the Predecessor twenty-four weeks ended July 12, 2010.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS, NET

The following table sets forth changes in our goodwill:

	Carl’s Jr.	Hardee’s	Total
Successor:
Balance at January 31, 2011	$199,166	$8,651	$207,817
Additions	—	1,068	1,068

Balance at November 7, 2011	$199,166	$9,719	$208,885

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

The following table presents our indefinite and definite-lived intangible assets for each of the respective reporting periods:

	Successor
	November 7, 2011				January 31, 2011
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks/Tradenames	Indefinite	$278,000	$—	$278,000	$278,000	$—	$278,000
Favorable lease agreements	13	88,973	(12,428)	76,545	90,181	(5,313)	84,868
Franchise agreements	20	88,085	(5,756)	82,329	88,000	(2,369)	85,631

		$455,058	$(18,184)	$436,874	$456,181	$(7,682)	$448,499

Amortization expense related to intangible assets for the Successor twelve and forty weeks ended November 7, 2011, Successor twelve and sixteen weeks ended November 1, 2010 and Predecessor twenty-four weeks ended July 12, 2010 was $3,276, $11,149, $3,311, $4,415 and $116, respectively. As of November 7, 2011, our estimated future amortization expense related to these intangible assets is set forth as follows:

November 8, 2011 through January 31, 2012	$3,193
Fiscal 2013	13,670
Fiscal 2014	12,748
Fiscal 2015	11,633
Fiscal 2016	11,051
Fiscal 2017	10,598
Thereafter	95,981

$158,874

NOTE 7 — INDEBTEDNESS AND INTEREST EXPENSE

Successor

Our Credit Facility provides for senior secured revolving facility loans, swingline loans and letters of credit in an aggregate amount of up to $100,000. As of November 7, 2011, we had no outstanding loan borrowings, $31,463 of outstanding letters of credit and remaining availability of $68,537 on our Credit Facility. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the London Interbank Offered Rate (“LIBOR”), plus 3.75%.

The terms of our Credit Facility include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. As of November 7, 2011, our financial performance covenants did not limit our ability to draw on the remaining availability of $68,537 under our Credit Facility.

On July 15, 2011, we redeemed $40,000 of the principal amount of our Notes at a price equal to 103% of the principal amount of the Notes pursuant to the terms of the indenture governing the Notes. On October 4, 2011, we purchased $8,170 of the principal amount of our Notes at a price equal to 100% of the principal amount of the Notes in an open market transaction and paid the associated accrued and unpaid interest on these purchased Notes of $212. During the Successor twelve and forty weeks ended November 7, 2011, we recognized a loss of $286 and $2,927, respectively, on the early extinguishment of the Notes. Subsequent to the redemption and purchase, and as of November 7, 2011, the aggregate principal amount of the Notes outstanding was $551,830. As of November 7, 2011, the carrying value of the Notes was $542,413, which is presented net of the remaining unamortized portion of the original issue discount of $9,417 in our accompanying unaudited Condensed Consolidated Balance Sheet. The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15.

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

In accordance with the indenture governing the Notes, we are required to make an offer to repurchase our Notes at 103% of the principal amount of the Notes with a portion of the net proceeds received from sale-leaseback transactions. Pursuant to these requirements, on December 1, 2011, we commenced a tender offer to purchase up to $27,871 of the principal amount of our Notes (“Tender Offer”) at a redemption price of 103%, which expires on December 29, 2011. In addition to the Tender Offer, on December 1, 2011, the holders of the Notes were notified that CKE will redeem on January 4, 2012, conditioned in part on the results of the Tender Offer, up to $20,000 aggregate principal amount of the Notes outstanding on January 4, 2012 (“Redemption”) at a redemption price of 103% pursuant to the terms of the indenture governing the Notes. Pursuant to the Redemption, the Notes to be redeemed will be reduced so that the total principal amount of Notes purchased in both the Tender Offer and Redemption will not exceed $30,000.

Predecessor

In connection with the Merger, we repaid at closing the total principal outstanding balance of the term loan portion of our senior credit facility (“Predecessor Facility”) of $236,487 and the total outstanding borrowings on the revolving portion of our Predecessor Facility of $34,000, as well as all incurred and unpaid interest on our Predecessor Facility.

Additionally, in connection with the Merger, we settled and paid in full all obligations related to our fixed rate interest rate swap agreements, which totaled $14,844. During the Predecessor twenty-four weeks ended July 12, 2010, we recorded interest expense of $3,113 under these interest rate swap agreements to adjust their carrying value to fair value and paid $3,750 for net settlements under our interest rate swap agreements, excluding the settlement at closing of the Merger.

Interest Expense

Interest expense consisted of the following:

	Successor				Predecessor
	Twelve Weeks Ended November 7, 2011	Forty Weeks Ended November 7, 2011	Twelve Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Senior secured revolving credit facility	$—	$—	$—	$—	$—
Senior secured second lien notes	14,462	50,936	15,584	20,779	—
Predecessor senior credit facility	—	—	—	—	2,338
Amortization of debt issuance costs and discount on notes	896	3,065	837	1,115	488
Interest rate swap agreements	—	—	—	—	3,113
Capital lease obligations	1,084	3,663	1,294	1,728	2,318
Financing method sale-leaseback transactions(1)	642	743	—	—	—
Letter of credit fees and other	331	1,219	340	413	360

	$17,415	$59,626	$18,055	$24,035	$8,617

(1)	See Note 8.

As of November 7, 2011 and January 31, 2011, accrued interest was $19,809 and $3,147, respectively, which is included in other current liabilities in our accompanying unaudited Condensed Consolidated Balance Sheets.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

CKE Holdings, Inc. Senior Unsecured PIK Toggle Notes

On March 14, 2011, CKE Holdings, Inc. issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes due March 14, 2016 (the “Parent Notes”). The Parent Notes were issued with an original issue discount of 1.885%, or $3,770. The interest on the Parent Notes can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. Pursuant to the indenture governing the Parent Notes, Parent paid the September 15, 2011 interest payment entirely in PIK Interest. Parent will also pay the March 15, 2012 interest payment entirely in PIK Interest. We have not guaranteed the Parent Notes, nor have we pledged any of our assets or stock as collateral for the Parent Notes. As a result, we have not reflected Parent’s obligations under the Parent Notes in our unaudited Condensed Consolidated Financial Statements.

During the twelve weeks ended November 7, 2011, CKE purchased $9,948 principal amount of Parent Notes (“Purchased Parent Notes”) for $8,362, which represents a weighted average price of 84.06% of the principal amount of the Purchased Parent Notes. For accounting purposes, we have recorded our investment in Parent Notes, which remain outstanding, as a reduction of stockholder’s equity in the accompanying unaudited Condensed Consolidated Balance Sheet as of November 7, 2011. As a result of this accounting presentation, we do not expect to recognize interest or investment income associated with our investment in Parent Notes in our Consolidated Statements of Operations during the holding period.

As of November 7, 2011, the principal amount of Parent’s total long-term debt on a stand-alone basis was $211,313, which includes the September 15, 2011 interest payment of $11,313 that was added to the principal amount of the Parent Notes on September 15, 2011. The principal amount of Parent’s long-term debt on a stand-alone basis has not been reduced by the $9,948 principal amount of the Purchased Parent Notes since the Purchased Parent Notes remain outstanding. As of November 7, 2011, the carrying amount of Parent’s total long-term debt on a stand-alone basis, including the current portion and the Purchased Parent Notes, was $207,789, which is presented net of the unamortized portion of the original issue discount of $3,524.

NOTE 8 — SALE-LEASEBACK TRANSACTIONS

During the forty weeks ended November 7, 2011, we entered into agreements with independent third parties under which we sold and leased back 8 Carl’s Jr. and 21 Hardee’s restaurant properties. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the net sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the net proceeds received over the remaining net book value of the associated restaurant property.

During the forty weeks ended November 7, 2011, we received net proceeds of $40,702 in connection with these transactions, which are included in other long-term liabilities in our accompanying unaudited Condensed Consolidated Balance Sheet as of November 7, 2011. The net book value of the associated assets, which is included in property and equipment, net of accumulated depreciation and amortization in our accompanying unaudited Condensed Consolidated Balance Sheet, was $31,825 as of November 7, 2011. The net proceeds received exceeded the net book value of the associated restaurant properties by $8,877 as of November 7, 2011.

As of November 7, 2011, our future minimum cash obligations associated with these transactions from November 8, 2011 through January 31, 2012, for fiscal 2013, 2014, 2015, 2016, 2017 and thereafter are $746, $2,983, $2,983, $2,983, $2,983, $3,122 and $52,771, respectively.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information on our financial instruments as of:

	Successor
	November 7, 2011		January 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$61,075	$61,075	$42,586	$42,586
Notes receivable	2,289	2,294	4,681	4,619
Financial liabilities:
Bank indebtedness and other long-term debt, including current portion	542,802	596,367	590,016	676,005

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

NOTE 10 — COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

Under various refranchising programs, we have sold restaurants to franchisees, some of which were on leased sites. We entered into sublease agreements with these franchisees but remained principally liable for the lease obligations. We account for the sublease payments received as franchising rental income in franchised and licensed restaurants and other revenue, and the payments on the leases as rental expense in franchised and licensed restaurants and other expense, in our Condensed Consolidated Statements of Operations. As of November 7, 2011, the present value of the lease obligations under the remaining master leases’ primary terms is $123,698. Franchisees may, from time to time, experience financial hardship and may cease payment on their sublease obligations to us. The present value of the exposure to us from franchisees characterized as under financial hardship is $2,566.

Letters of Credit

Pursuant to our Credit Facility, we may borrow up to $100,000 for senior secured revolving facility loans, swingline loans and letters of credit (see Note 7). We have several standby letters of credit outstanding under our Credit Facility, which primarily secure our potential workers’ compensation, general and auto liability obligations. We are required to provide letters of credit each year, or set aside a comparable amount of cash or investment securities in a trust account, based on our existing claims experience. As of November 7, 2011, we had outstanding letters of credit of $31,463, expiring at various dates through August 2012.

Unconditional Purchase Obligations

As of November 7, 2011, we had unconditional purchase obligations in the amount of $92,220, which consisted primarily of contracts for goods and services related to restaurant operations and contractual commitments for marketing and sponsorship arrangements.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

Employment Agreements

We have entered into employment agreements with certain of our key executives (the “Employment Agreements”). Pursuant to the terms of the Employment Agreements, each executive is entitled to receive certain retention bonus payments that will be paid out in October 2012 and 2013, in accordance with such executive’s Employment Agreement. In addition, each executive will be entitled to payments that may be triggered by the termination of employment under certain circumstances, as set forth in each Employment Agreement. If certain provisions are triggered, our Chief Executive Officer shall be entitled to receive an amount equal to his minimum base salary multiplied by six and our President and Chief Legal Officer and our Chief Financial Officer shall each be entitled to receive an amount equal to his respective minimum base salary multiplied by three plus a pro-rata portion of his then-current year bonus. The affected executive may also be entitled to receive a portion of his retention bonus. If all payment provisions of the Employment Agreements had been triggered as of November 7, 2011, we would have been required to make cash payments of approximately $12,873.

Litigation

We are currently involved in legal disputes related to employment claims, real estate claims and other business disputes. As of November 7, 2011, our accrued liability for litigation contingencies with a probable likelihood of loss was $2,225, with an expected range of losses from $2,225 to $10,400. With respect to employment matters, our most significant legal disputes relate to employee meal and rest break disputes, and wage and hour disputes. Several potential class action lawsuits have been filed in the State of California, regarding such employment matters, each of which is seeking injunctive relief and monetary compensation on behalf of current and former employees. The Company intends to vigorously defend against all claims in these lawsuits; however, we are presently unable to predict the ultimate outcome of these actions. As of November 7, 2011, we estimated the contingent liability of those losses related to litigation claims that are not accrued, but that we believe are reasonably possible to result in an adverse outcome and for which a range of loss can be reasonably estimated, to be in the range of $2,555 to $12,780. In addition, we are involved in legal matters where the likelihood of loss has been judged to be reasonably possible, but for which a range of the potential loss cannot be reasonably estimated.

NOTE 11 — SHARE-BASED COMPENSATION

Total share-based compensation expense and associated tax benefits recognized were as follows:

	Successor				Predecessor
	Twelve Weeks Ended November 7, 2011	Forty Weeks Ended November 7, 2011	Twelve Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Share-based compensation expense related to restricted stock awards that contain market or performance conditions	$—	$—	$—	$—	$717
Share-based compensation expense related to the acceleration of vesting of stock options and awards in connection with the Merger	—	—	—	10,587	1,521
Share-based compensation expense related to Units that contain performance conditions	555	1,802	767	767	—
All other share-based compensation expense	508	1,729	524	698	2,472

Total share-based compensation expense	$1,063	$3,531	$1,291	$12,052	$4,710

Associated tax benefits	$—	$—	$—	$—	$1,804

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

Successor

In connection with the Merger, certain affiliates of Apollo Management, certain members of our senior management team and our board of directors formed Apollo CKE Holdings, L.P., a limited partnership (the “Partnership”) to fund the equity contribution to CKE Restaurants, Inc. The Partnership also granted 5,108,333 profit sharing interests (“Units”) in the Partnership to certain of our senior management team and directors in the form of time vesting and performance vesting Units. Under certain circumstances, a portion of the Units may become subject to both performance and market conditions. We recorded $1,063, $3,531, $1,291 and $1,465 of share-based compensation expense related to the Units for the twelve and forty weeks ended November 7, 2011 and the twelve and sixteen weeks ended November 1, 2010, respectively. The maximum unrecognized compensation cost for the time and performance vesting Units was $11,227 as of November 7, 2011.

In connection with the Merger, the vesting of all outstanding unvested options and restricted stock awards was accelerated immediately prior to closing. As a result of the acceleration, we recorded $10,587 in share-based compensation expense during the sixteen weeks ended November 1, 2010 within general and administrative expense in our accompanying unaudited Condensed Consolidated Statement of Operations related to the post-Merger service period for certain stock options and awards (see also Predecessor below).

Predecessor

We had various share-based compensation plans (“Predecessor Plans”) that provided restricted stock awards and stock options for certain employees, non-employee directors and external service providers to acquire shares of our common stock. In connection with the Merger, we recorded $1,521 in stock compensation expense related to the acceleration of options and restricted stock awards from the Predecessor Plans during the twenty-four weeks ended July 12, 2010.

NOTE 12 — FACILITY ACTION CHARGES, NET

The components of facility action charges, net are as follows:

	Successor				Predecessor
	Twelve Weeks Ended November 7, 2011	Forty Weeks Ended November 7, 2011	Twelve Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Estimated liability for new restaurant closures	$—	$133	$99	$99	$363
Adjustments to estimated liability for closed restaurants	(86)	478	371	405	60
Impairment of assets classified as held for sale	—	—	—	—	104
Impairment of assets classified as held and used	342	592	75	75	213
(Gain) loss on sales of restaurants and surplus properties, net	(113)	(871)	158	220	(348)
Amortization of discount related to estimated liability for closed restaurants	119	371	119	160	198

	$262	$703	$822	$959	$590

During the twelve and forty weeks ended November 7, 2011, we received cash of $100 and $600, respectively, and recorded a gain of $100 and $521, respectively, (included above) in connection with an agreement to terminate a restaurant lease.

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

Impairment charges recognized in facility action charges, net were recorded against the following asset categories:

	Successor				Predecessor
	Twelve Weeks Ended November 7, 2011	Forty Weeks Ended November 7, 2011	Twelve Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Property and equipment:
Carl’s Jr.	$—	$—	$—	$—	$49
Hardee’s	304	554	75	75	254

	304	554	75	75	303

Property under capital leases:
Carl’s Jr.	—	—	—	—	14
Hardee’s	38	38	—	—	—

	38	38	—	—	14

Total:
Carl’s Jr.	—	—	—	—	63
Hardee’s	342	592	75	75	254

	$342	$592	$75	$75	$317

NOTE 13 — INCOME TAXES

Income tax (benefit) expense consisted of the following:

	Successor				Predecessor
	Twelve Weeks Ended November 7, 2011	Forty Weeks Ended November 7, 2011	Twelve Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Federal and state income taxes	$(2,483)	$(5,155)	$(3,135)	$(8,953)	$7,173
Foreign income taxes	341	1,278	392	473	599

Income tax (benefit) expense	$(2,142)	$(3,877)	$(2,743)	$(8,480)	$7,772

Our effective income tax rate for the Successor twelve and forty weeks ended November 7, 2011 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes, federal income tax credits and the release of $237 of unrecognized tax benefits due to statute closures. Our effective income tax rate for the Successor twelve and sixteen weeks ended November 1, 2010 differs from the federal statutory rate primarily as a result of non-deductible transaction-related costs, non-deductible share-based compensation expense, state income taxes and the release of $1,501 of unrecognized tax benefits due to statute closures. Our effective income tax rate for the Predecessor twenty-four weeks ended July 12, 2010 differs from the federal statutory rate primarily as a result of non-deductible transaction-related costs, state income taxes and certain expenses that are non-deductible for income tax purposes.

We had $2,776 of tax benefits as of January 31, 2011, that, if recognized, would affect our effective income tax rate. During the forty weeks ended November 7, 2011, we released $237 of unrecognized tax benefits due to statute closures. We believe that it is reasonably possible that decreases in unrecognized tax benefits of up to $544 may be necessary within twelve months as a result of statutes closing on such items. In addition, we believe that it is reasonably possible that our unrecognized tax benefits may increase as a result of tax positions that may be taken during fiscal 2012 and 2013.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

As of November 7, 2011, we maintained a valuation allowance of $10,147 for state capital loss carryforwards and certain state net operating loss and income tax credit carryforwards. Realization of the tax benefit of such deferred income tax assets may remain uncertain for the foreseeable future, since they are subject to various limitations and may only be used to offset income of certain entities or of a certain character.

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

	Successor				Predecessor
	Twelve Weeks Ended November 7, 2011	Forty Weeks Ended November 7, 2011	Twelve Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Revenue:
Carl’s Jr.	$149,966	$508,414	$144,705	$194,280	$383,234
Hardee’s	142,529	483,979	139,912	187,311	268,523
Other	124	538	170	225	362

Total	$292,619	$992,931	$284,787	$381,816	$652,119

Segment income:
Carl’s Jr.	$18,707	$66,810	$19,254	$26,905	$45,280
Hardee’s	26,016	86,023	26,228	35,262	47,693
Other	117	359	94	125	208

Total	44,840	153,192	45,576	62,292	93,181

Less: General and administrative expense	(30,570)	(100,876)	(30,033)	(49,761)	(59,859)
Less: Facility action charges, net	(262)	(703)	(822)	(959)	(590)
Less: Other operating expenses, net	—	(545)	(167)	(19,828)	(10,249)

Operating income (loss)	14,008	51,068	14,554	(8,256)	22,483
Interest expense	(17,415)	(59,626)	(18,055)	(24,035)	(8,617)
Other (expense) income, net	(252)	(1,668)	803	968	(13,609)

(Loss) income before income taxes	$(3,659)	$(10,226)	$(2,698)	$(31,323)	$257

Depreciation and amortization:
Depreciation and amortization included in segment income:
Carl’s Jr.	$8,548	$29,127	$8,401	$11,194	$15,586
Hardee’s	9,712	31,178	8,667	11,461	16,214
Other	—	—	—	—	—
Other depreciation and amortization(1)	770	2,568	728	1,063	1,903

Total depreciation and amortization	$19,030	$62,873	$17,796	$23,718	$33,703

	Successor
	November 7, 2011	January 31, 2011
Total assets:
Carl’s Jr.	$780,961	$779,306
Hardee’s	648,304	648,813
Other	54,245	68,047

Total	$1,483,510	$1,496,166

(1)	Represents depreciation and amortization excluded from the computation of segment income.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

NOTE 15 — RELATED PARTY TRANSACTIONS

Transactions with Apollo Management

Pursuant to our management services agreement with Apollo Management and in exchange for on-going investment banking, management, consulting and financial planning services that will be provided to us, we are obligated to pay Apollo Management an aggregate annual management fee of $2,500, which may be increased at Apollo Management’s sole discretion up to an amount equal to two percent of our Adjusted EBITDA, as defined in our Credit Facility. We recorded $574, $1,916, $575 and $637 in management fees, which are included in general and administrative expense in our accompanying unaudited Condensed Consolidated Statements of Operations for the Successor twelve and forty weeks ended November 7, 2011 and Successor twelve and sixteen weeks ended November 1, 2010, respectively.

In addition, pursuant to our management services agreement, Apollo Management received on the closing date cash consideration of $10,020 for services and reimbursable expenses in connection with the Merger. We recorded $5,010 of these costs to other operating expenses, net in our Condensed Consolidated Statement of Operations during the Successor sixteen weeks ended November 1, 2010 and capitalized $5,010 to debt issuance costs.

Transactions with Successor Board of Directors

Certain members of our Successor Board of Directors are also our franchisees. These franchisees regularly pay royalties and purchase equipment and other products from us on the same terms and conditions as our other franchisees. During the Successor forty weeks ended November 7, 2011, total revenue generated from related party franchisees was $5,268, which is included in franchised and licensed restaurants and other revenue in our accompanying unaudited Condensed Consolidated Statement of Operations. As of November 7, 2011 and January 31, 2011, our related party trade receivables from franchisees were $150 and $216, respectively.

During the Successor sixteen weeks ended November 1, 2010, total revenue generated from related party franchisees was $2,043, which is included in franchised and licensed restaurants and other revenue in our accompanying unaudited Condensed Consolidated Statement of Operations.

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

NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION

	Successor		Predecessor
	Forty Weeks Ended November 7, 2011	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Cash paid for:
Interest, net of amounts capitalized	$39,467	$17,253	$8,299
Income taxes (received) paid, net	(64)	1,408	530
Non-cash investing and financing activities:
Proceeds receivable from sale of Distribution Center assets	—	—	1,992
Capital lease obligations incurred to acquire assets	2,976	26	4,179
Accrued property and equipment purchases	3,044	3,161	4,593

During the forty weeks ended November 7, 2011, we recorded a non-cash transaction to acquire three Hardee’s restaurants from one of our franchisees for an aggregate purchase price of $1,500. The entire purchase price was applied as a reduction of outstanding promissory notes due to the Company. See Note 5 for additional discussion.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

We have prepared our discussion of the results of operations and cash flows by comparing the Successor forty weeks ended November 7, 2011 to the combined results of operations and cash flows for the Successor sixteen weeks ended November 1, 2010 and Predecessor twenty-four weeks ended July 12, 2010. Although this combined presentation does not comply with accounting principles generally accepted in the United States (“GAAP”), we believe that it provides a meaningful method of comparison. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Transactions and may not be predictive of future results of operations.

Operating Review

The following tables present the change in our restaurant portfolios, consolidated and by brand, for the trailing-13 periods ended November 7, 2011:

	Company- operated	Franchised	Licensed	Total
Consolidated:
Open at November 1, 2010	892	1,908	353	3,153
New	7	43	52	102
Closed	(8)	(21)	(7)	(36)
Divested	—	(3)	—	(3)
Acquired	3	—	—	3

Open at November 7, 2011	894	1,927	398	3,219

	Company- operated	Franchised	Licensed	Total
Carl’s Jr.:
Open at November 1, 2010	424	675	146	1,245
New	5	24	31	60
Closed	(4)	(7)	(2)	(13)
Divested	—	—	—	—
Acquired	—	—	—	—

Open at November 7, 2011	425	692	175	1,292

	Company- operated	Franchised	Licensed	Total
Hardee’s:
Open at November 1, 2010	467	1,222	207	1,896
New	2	19	21	42
Closed	(3)	(13)	(5)	(21)
Divested	—	(3)	—	(3)
Acquired	3	—	—	3

Open at November 7, 2011	469	1,225	223	1,917

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Consolidated Fiscal Quarter

	Successor
	Twelve Weeks Ended November 7, 2011	Twelve Weeks Ended November 1, 2010
Revenue:
Company-operated restaurants	$256,976	$250,097
Franchised and licensed restaurants and other	35,643	34,690

Total revenue	292,619	284,787

Operating costs and expenses:
Restaurant operating costs	214,174	207,336
Franchised and licensed restaurants and other	17,907	16,995
Advertising	15,698	14,880
General and administrative	30,570	30,033
Facility action charges, net	262	822
Other operating expenses	—	167

Total operating costs and expenses	278,611	270,233

Operating income	14,008	14,554
Interest expense	(17,415)	(18,055)
Other (expense) income, net	(252)	803

Loss before income taxes	(3,659)	(2,698)
Income tax benefit	(2,142)	(2,743)

Net (loss) income	$(1,517)	$45

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$256,976	$250,097
Less: restaurant operating costs	(214,174)	(207,336)
Add: depreciation and amortization expense	16,376	15,180
Less: advertising expense	(15,698)	(14,880)

Company-operated restaurant-level adjusted EBITDA	$43,480	$43,061

Company-operated restaurant-level adjusted EBITDA margin	16.9%	17.2%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$35,643	$34,690
Less: franchised and licensed restaurants and other expense	(17,907)	(16,995)
Add: depreciation and amortization expense	1,884	1,888

Franchise restaurant adjusted EBITDA	$19,620	$19,583

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Consolidated Year to Date

	Successor	Successor/ Predecessor	Successor	Predecessor
	Forty Weeks Ended November 7, 2011	Forty Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Revenue:
Company-operated restaurants	$871,571	$836,579	$336,048	$500,531
Franchised and licensed restaurants and other	121,360	197,356	45,768	151,588

Total revenue	992,931	1,033,935	381,816	652,119

Operating costs and expenses:
Restaurant operating costs	726,356	691,710	277,539	414,171
Franchised and licensed restaurants and other	62,225	137,377	22,257	115,120
Advertising	51,158	49,375	19,728	29,647
General and administrative	100,876	109,620	49,761	59,859
Facility action charges, net	703	1,549	959	590
Other operating expenses, net	545	30,077	19,828	10,249

Total operating costs and expenses	941,863	1,019,708	390,072	629,636

Operating income (loss)	51,068	14,227	(8,256)	22,483
Interest expense	(59,626)	(32,652)	(24,035)	(8,617)
Other (expense) income, net	(1,668)	(12,641)	968	(13,609)

(Loss) income before income taxes	(10,226)	(31,066)	(31,323)	257
Income tax (benefit) expense	(3,877)	(708)	(8,480)	7,772

Net loss	$(6,349)	$(30,358)	$(22,843)	$(7,515)

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$871,571	$836,579	$336,048	$500,531
Less: restaurant operating costs	(726,356)	(691,710)	(277,539)	(414,171)
Add: depreciation and amortization expense	54,363	50,624	20,212	30,412
Less: advertising expense	(51,158)	(49,375)	(19,728)	(29,647)

Company-operated restaurant-level adjusted EBITDA	$148,420	$146,118	$58,993	$87,125

Company-operated restaurant-level adjusted EBITDA margin	17.0%	17.5%	17.6%	17.4%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$121,360	$197,356	$45,768	$151,588
Less: franchised and licensed restaurants and other expense	(62,225)	(137,377)	(22,257)	(115,120)
Add: depreciation and amortization expense	5,942	3,831	2,443	1,388

Franchise restaurant adjusted EBITDA	$65,077	$63,810	$25,954	$37,856

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Carl’s Jr. Fiscal Quarter

	Successor
	Twelve Weeks Ended November 7, 2011	Twelve Weeks Ended November 1, 2010
Company-operated restaurants revenue	$136,111	$131,367
Franchised and licensed restaurants and other revenue	13,855	13,338

Total revenue	149,966	144,705

Restaurant operating costs:
Food and packaging	40,929	38,397
Payroll and other employee benefits	38,102	37,171
Occupancy and other	35,594	34,776

Total restaurant operating costs	114,625	110,344

Franchised and licensed restaurants and other expense	7,842	7,214
Advertising expense	8,792	7,893
General and administrative expense	14,447	14,117
Facility action charges, net	(63)	170

Operating income	$4,323	$4,967

Company-operated average unit volume (trailing-52 weeks)	$1,405	$1,375
Franchise-operated average unit volume (trailing-52 weeks)	$1,094	$1,096
Company-operated same-store sales increase (decrease)	2.0%	(5.0)%
Franchise-operated same-store sales decrease	(2.5)%	(4.3)%
Company-operated same-store transaction decrease	(0.5)%	(3.0)%
Company-operated average check (actual $)	$6.90	$6.73
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	30.1%	29.2%
Payroll and other employee benefits	28.0%	28.3%
Occupancy and other	26.2%	26.5%
Total restaurant operating costs	84.2%	84.0%
Advertising expense as a percentage of company-operated restaurants revenue	6.5%	6.0%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$136,111	$131,367
Less: restaurant operating costs	(114,625)	(110,344)
Add: depreciation and amortization expense	7,760	7,557
Less: advertising expense	(8,792)	(7,893)

Company-operated restaurant-level adjusted EBITDA	$20,454	$20,687

Company-operated restaurant-level adjusted EBITDA margin	15.0%	15.7%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$13,855	$13,338
Less: franchised and licensed restaurants and other expense	(7,842)	(7,214)
Add: depreciation and amortization expense	788	844

Franchise restaurant adjusted EBITDA	$6,801	$6,968

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Carl’s Jr. Year to Date

	Successor	Successor/ Predecessor	Successor	Predecessor
	Forty Weeks Ended November 7, 2011	Forty Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Company-operated restaurants revenue	$462,769	$447,891	$176,512	$271,379
Franchised and licensed restaurants and other revenue	45,645	129,623	17,768	111,855

Total revenue	508,414	577,514	194,280	383,234

Restaurant operating costs:
Food and packaging	139,869	131,182	51,427	79,755
Payroll and other employee benefits	130,820	126,447	49,619	76,828
Occupancy and other	117,291	112,771	46,055	66,716

Total restaurant operating costs	387,980	370,400	147,101	223,299

Franchised and licensed restaurants and other expense	25,335	107,667	9,632	98,035
Advertising expense	28,289	27,262	10,642	16,620
General and administrative expense	48,055	51,845	23,322	28,523
Facility action charges, net	127	378	210	168
Gain on sale of Distribution Center assets	—	(3,442)	—	(3,442)

Operating income	$18,628	$23,404	$3,373	$20,031

Company-operated same-store sales increase (decrease)	2.0%	(6.2)%
Franchise-operated same-store sales decrease	(0.8)%	(4.2)%
Company-operated same-store transaction decrease	(0.2)%	(3.9)%
Company-operated average check (actual $)	$6.98	$6.80
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	30.2%	29.3%
Payroll and other employee benefits	28.3%	28.2%
Occupancy and other	25.3%	25.2%
Total restaurant operating costs	83.8%	82.7%
Advertising expense as a percentage of company-operated restaurants revenue	6.1%	6.1%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$462,769	$447,891	$176,512	$271,379
Less: restaurant operating costs	(387,980)	(370,400)	(147,101)	(223,299)
Add: depreciation and amortization expense	26,487	24,918	10,084	14,834
Less: advertising expense	(28,289)	(27,262)	(10,642)	(16,620)

Company-operated restaurant-level adjusted EBITDA	$72,987	$75,147	$28,853	$46,294

Company-operated restaurant-level adjusted EBITDA margin	15.8%	16.8%	16.3%	17.1%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$45,645	$129,623	$17,768	$111,855
Less: franchised and licensed restaurants and other expense	(25,335)	(107,667)	(9,632)	(98,035)
Add: depreciation and amortization expense	2,640	1,862	1,110	752

Franchise restaurant adjusted EBITDA	$22,950	$23,818	$9,246	$14,572

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Hardee’s Fiscal Quarter

	Successor
	Twelve Weeks Ended November 7, 2011	Twelve Weeks Ended November 1, 2010
Company-operated restaurants revenue	$120,865	$118,680
Franchised and licensed restaurants and other revenue	21,664	21,232

Total revenue	142,529	139,912

Restaurant operating costs:
Food and packaging	37,835	35,461
Payroll and other employee benefits	34,381	34,499
Occupancy and other	27,326	26,956

Total restaurant operating costs	99,542	96,916

Franchised and licensed restaurants and other expense	10,065	9,781
Advertising expense	6,906	6,987
General and administrative expense	16,124	15,917
Facility action charges, net	326	651

Operating income	$9,566	$9,660

Company-operated average unit volume (trailing-52 weeks)	$1,102	$1,039
Franchise-operated average unit volume (trailing-52 weeks)	$1,045	$1,002
Company-operated same-store sales increase	1.8%	8.3%
Franchise-operated same-store sales increase	1.3%	7.4%
Company-operated same-store transaction (decrease) increase	(1.5)%	3.3%
Company-operated average check (actual $)	$5.30	$5.16
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	31.3%	29.9%
Payroll and other employee benefits	28.4%	29.1%
Occupancy and other	22.6%	22.7%
Total restaurant operating costs	82.4%	81.7%
Advertising expense as a percentage of company-operated restaurants revenue	5.7%	5.9%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$120,865	$118,680
Less: restaurant operating costs	(99,542)	(96,916)
Add: depreciation and amortization expense	8,616	7,623
Less: advertising expense	(6,906)	(6,987)

Company-operated restaurant-level adjusted EBITDA	$23,033	$22,400

Company-operated restaurant-level adjusted EBITDA margin	19.1%	18.9%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$21,664	$21,232
Less: franchised and licensed restaurants and other expense	(10,065)	(9,781)
Add: depreciation and amortization expense	1,096	1,044

Franchise restaurant adjusted EBITDA	$12,695	$12,495

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Hardee’s Year to Date

	Successor	Successor/ Predecessor	Successor	Predecessor
	Forty Weeks Ended November 7, 2011	Forty Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Company-operated restaurants revenue	$408,690	$388,513	$159,470	$229,043
Franchised and licensed restaurants and other revenue	75,289	67,321	27,841	39,480

Total revenue	483,979	455,834	187,311	268,523

Restaurant operating costs:
Food and packaging	127,980	116,575	47,733	68,842
Payroll and other employee benefits	118,563	116,912	46,414	70,498
Occupancy and other	91,654	87,569	36,191	51,378

Total restaurant operating costs	338,197	321,056	130,338	190,718

Franchised and licensed restaurants and other expense	36,890	29,710	12,625	17,085
Advertising expense	22,869	22,113	9,086	13,027
General and administrative expense	52,823	57,706	26,440	31,266
Facility action charges, net	573	1,117	748	369

Operating income	$32,627	$24,132	$8,074	$16,058

Company-operated same-store sales increase	5.0%	4.0%
Franchise-operated same-store sales increase	3.4%	3.1%
Company-operated same-store transaction increase	0.5%	1.7%
Company-operated average check (actual $)	$5.34	$5.13
Restaurant operating costs as a percentage of company-operated restaurants revenue:
Food and packaging	31.3%	30.0%
Payroll and other employee benefits	29.0%	30.1%
Occupancy and other	22.4%	22.5%
Total restaurant operating costs	82.8%	82.6%
Advertising expense as a percentage of company-operated restaurants revenue	5.6%	5.7%

Company-operated restaurant-level adjusted EBITDA(1):
Company-operated restaurants revenue	$408,690	$388,513	$159,470	$229,043
Less: restaurant operating costs	(338,197)	(321,056)	(130,338)	(190,718)
Add: depreciation and amortization expense	27,876	25,706	10,128	15,578
Less: advertising expense	(22,869)	(22,113)	(9,086)	(13,027)

Company-operated restaurant-level adjusted EBITDA	$75,500	$71,050	$30,174	$40,876

Company-operated restaurant-level adjusted EBITDA margin	18.5%	18.3%	18.9%	17.8%

Franchise restaurant adjusted EBITDA(1):
Franchised and licensed restaurants and other revenue	$75,289	$67,321	$27,841	$39,480
Less: franchised and licensed restaurants and other expense	(36,890)	(29,710)	(12,625)	(17,085)
Add: depreciation and amortization expense	3,302	1,969	1,333	636

Franchise restaurant adjusted EBITDA	$41,701	$39,580	$16,549	$23,031

(1)	Refer to definitions of company-operated restaurant-level non-GAAP measures and franchise restaurant adjusted EBITDA under the heading “Presentation of Non-GAAP Measures” in this Item 2.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Carl’s Jr.

Company-Operated Restaurants Revenue

Revenue from company-operated Carl’s Jr. restaurants increased $4,744, or 3.6%, to $136,111 during the twelve weeks ended November 7, 2011, as compared to the twelve weeks ended November 1, 2010. This increase was primarily due to the 2.0% increase in company-operated same-store sales for the quarter and revenues generated from new company-operated restaurants opened since the end of the third quarter of fiscal 2011, partially offset by a decrease in revenues from restaurants closed since the end of the third quarter of fiscal 2011.

Revenue from company-operated Carl’s Jr. restaurants increased $14,878, or 3.3%, to $462,769 during the forty weeks ended November 7, 2011, as compared to the prior year period. This increase was primarily due to the 2.0% increase in company-operated same-store sales from the comparable prior year period and revenues generated from new company-operated restaurants opened since the end of the third quarter of fiscal 2011, partially offset by a decrease in revenues from restaurants closed since the end of the third quarter of fiscal 2011.

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

	Twelve Weeks	Forty Weeks
Company-operated restaurant-level adjusted EBITDA margin for the period ended November 1, 2010	15.7%	16.8%
Increase in food and packaging costs	(0.8)	(0.9)
Payroll and other employee benefits
Decrease in labor costs, excluding workers’ compensation	0.2	0.2
Decrease (increase) in workers’ compensation expense	0.1	(0.2)
Occupancy and other (excluding depreciation and amortization):
Decrease in rent expense	0.4	0.1
Increase in biscuit roll-out costs	(0.5)	(0.2)
Decrease in repairs and maintenance expense	0.3	0.2
Increase in credit card and banking fees	(0.2)	(0.2)
Other, net	0.3	—
Advertising expense	(0.5)	—

Company-operated restaurant-level adjusted EBITDA margin for the period ended November 7, 2011	15.0%	15.8%

Food and Packaging Costs

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the twelve and forty weeks ended November 7, 2011, as compared to the prior year periods, due primarily to increased commodity costs for beef, oil and cheese products.

Occupancy and Other Costs

Rent expense decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 7, 2011, from the comparable prior year period, due primarily to increased sales leverage.

Biscuit roll-out costs increased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 7, 2011, from the comparable prior year period, due to the additional costs incurred in connection with the roll-out of Hardee’s Made From Scratch breakfast biscuits at Carl’s Jr. in the Los Angeles market.

Repairs and maintenance expense decreased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 7, 2011, from the comparable prior year period, due primarily to decreased spending on contract services and repairs of restaurant equipment in the current year period.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Advertising Expense

Advertising expense as a percentage of company-operated restaurants revenue increased from 6.0% to 6.5% during the twelve weeks ended November 7, 2011 as compared to the twelve weeks ended November 1, 2010. The increase as a percentage of company-operated restaurants revenue was mainly due to incremental print and media spending to promote the roll-out of Hardee’s Made From Scratch breakfast biscuits at Carl’s Jr. in the Los Angeles market and incremental media spending in select markets.

Franchised and Licensed Restaurants

Carl’s Jr. Fiscal Quarter	Successor
	Twelve Weeks Ended November 7, 2011	Twelve Weeks Ended November 1, 2010
Franchised and licensed restaurants and other revenue:
Royalties	$7,813	$7,527
Rent and other occupancy	5,387	5,671
Franchise fees	655	140

Total franchised and licensed restaurants and other revenue	$13,855	$13,338

Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$2,950	$2,252
Rent and other occupancy	4,892	4,962

Total franchised and licensed restaurants and other expense	$7,842	$7,214

Total franchised and licensed restaurants and other revenue increased $517, or 3.9%, to $13,855 during the twelve weeks ended November 7, 2011, as compared to the prior year period. Royalty revenues increased $286, or 3.8%, to $7,813, due primarily to the net increase of 46 franchised and licensed restaurants since the end of the third quarter of fiscal 2011, partially offset by a 2.5% decrease in franchise-operated same-store sales. Franchise fees increased $515 to $655 during the twelve weeks ended November 7, 2011, as compared to the prior year period, due primarily to the opening of new franchised and licensed restaurants. Rent and other occupancy revenues decreased $284, or 5.0%, mainly due to the impact of franchisees entering into lease arrangements directly with landlords and a decrease in contingent rent revenue from franchisees.

Franchised and licensed restaurants and other expense increased $628, or 8.7%, to $7,842 during the twelve weeks ended November 7, 2011, from the comparable prior year period. Administrative expense increased $698, or 31.0%, from the comparable prior year period, due primarily to increased franchise operations and administration costs related to our international growth strategy.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Carl’s Jr. Year to Date	Successor	Successor/ Predecessor	Successor	Predecessor
	Forty Weeks Ended November 7, 2011	Forty Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Franchised and licensed restaurants and other revenue:
Royalties	$26,608	$25,087	$10,019	$15,068
Distribution centers – food, packaging and supplies	—	86,891	—	86,891
Rent and other occupancy	17,400	16,936	7,515	9,421
Franchise fees	1,637	709	234	475

Total franchised and licensed restaurants and other revenue	$45,645	$129,623	$17,768	$111,855

Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$9,016	$6,230	$3,038	$3,192
Distribution centers – food, packaging and supplies	—	86,170	—	86,170
Rent and other occupancy	16,319	15,267	6,594	8,673

Total franchised and licensed restaurants and other expense	$25,335	$107,667	$9,632	$98,035

Total franchised and licensed restaurants revenue decreased $83,978, or 64.8%, to $45,645 during the forty weeks ended November 7, 2011, as compared to the forty weeks ended November 1, 2010. Distribution center sales of food, packaging and supplies to franchisees decreased by $86,891, due to the outsourcing of our Carl’s Jr. distribution center operations on July 2, 2010. This decrease was partially offset by an increase in royalty revenues of $1,521, or 6.1%, due primarily to the net increase of 46 franchised and licensed restaurants since the end of the third quarter of fiscal 2011, partially offset by a 0.8% decrease in franchise-operated same-store sales. Franchise fees increased $928 to $1,637 during the forty weeks ended November 7, 2011, as compared to the prior year period, due primarily to the opening of new franchised and licensed restaurants. Rent and other occupancy revenues increased $464, or 2.7%, mainly due to impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger, partially offset by the impact of franchisees entering into lease arrangements directly with landlords.

Franchised and licensed operating and other expenses decreased $82,332, or 76.5%, to $25,335 during the forty weeks ended November 7, 2011, as compared to the prior year period. This decrease is mainly due to an $86,170 decrease in distribution center costs resulting from the outsourcing of our Carl’s Jr. distribution center operations. This decrease was partially offset by an increase of $2,786, or 44.7%, increase in administrative expense from the comparable prior year period, primarily caused by an increase of $1,141 in amortization expense related to the franchise agreement intangible asset recorded in connection with the Merger and increased franchise operations and administration costs related to our international growth strategy. Rent and other occupancy expense increased $1,052, or 6.9%, to $16,319 due primarily to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Hardee’s

Company-Operated Restaurants Revenue

Revenue from company-operated Hardee’s restaurants increased $2,185, or 1.8%, to $120,865 during the twelve weeks ended November 7, 2011, over the comparable prior year period, primarily due to the 1.8% increase in company-operated same-store sales.

During the forty weeks ended November 7, 2011, revenue from company-operated restaurants increased $20,177, or 5.2%, to $408,690 as compared to the forty weeks ended November 1, 2010. The increase is primarily due to the 5.0% increase in company-operated same-store sales.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Company-Operated Restaurant-Level Adjusted EBITDA Margin

The changes in the company-operated restaurant-level adjusted EBITDA margin are summarized as follows:

	Twelve Weeks	Forty Weeks
Company-operated restaurant-level adjusted EBITDA margin for the period ended November 1, 2010	18.9%	18.3%
Increase in food and packaging costs	(1.4)	(1.3)
Payroll and other employee benefits:
Decrease in labor costs, excluding workers’ compensation	0.4	1.0
Decrease in workers’ compensation expense	0.2	0.1
Occupancy and other (excluding depreciation and amortization):
Decrease in property tax expense	0.2	0.1
Decrease in general liability insurance expense	0.2	0.1
Decrease in asset disposal expense	0.2	0.1
Other, net	0.2	—
Advertising expense	0.2	0.1

Company-operated restaurant-level adjusted EBITDA margin for the period ended November 7, 2011	19.1%	18.5%

Food and Packaging Costs

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 7, 2011, as compared to the prior year period, mainly due to an increase in commodity costs for beef, oil, dairy and pork products.

Food and packaging costs increased as a percentage of company-operated restaurants revenue during the forty weeks ended November 7, 2011, as compared to the prior year period, mainly due to an increase in commodity costs for beef, oil, pork and flour products.

Labor Costs

Labor costs, excluding workers’ compensation expense, decreased as a percentage of company-operated restaurants revenue during the twelve and forty weeks ended November 7, 2011, as compared to the prior year periods, due primarily to more efficient use of labor in the restaurants and sales leverage.

Occupancy and Other Costs

Depreciation and amortization expense increased as a percentage of company-operated restaurants revenue during the twelve weeks ended November 7, 2011, from the comparable prior year period, due primarily to fixed asset additions, partially offset by sales leverage.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Franchised and Licensed Restaurants

Hardee’s Fiscal Quarter	Successor
	Twelve Weeks Ended November 7, 2011	Twelve Weeks Ended November 1, 2010
Franchised and licensed restaurants and other revenue:
Royalties	$13,753	$13,214
Distribution centers – equipment	4,472	4,729
Rent and other occupancy	3,095	3,102
Franchise fees	344	187

Total franchised and licensed restaurants and other revenue	$21,664	$21,232

Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$2,958	$2,453
Distribution centers – equipment	4,433	4,759
Rent and other occupancy	2,674	2,569

Total franchised and licensed restaurants and other expense	$10,065	$9,781

Total franchised and licensed restaurants and other revenue increased $432 or 2.0%, to $21,664 during the twelve weeks ended November 7, 2011, as compared to the prior year period. Royalty revenues increased $539, or 4.1%, to $13,753, from the comparable prior year period, due primarily to a net increase of 19 franchised and licensed restaurants since the end of the third quarter of fiscal 2011 and an increase in franchise-operated same-store sales of 1.3%. The decrease in distribution center sales of equipment of $257, or 5.4%, from the comparable prior year period, was primarily due to a decrease in equipment sales to third parties.

Franchised and licensed restaurants and other expense increased $284, or 2.9%, to $10,065, during the twelve weeks ended November 7, 2011, as compared to the prior year period. The increase in administrative expense of $505, or 20.6%, to $2,958 was primarily due to an increase in administration costs to support our long-term growth strategy. The decrease in distribution center costs of $326, or 6.9%, resulted directly from the decrease in distribution center sales of equipment to third parties.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Hardee’s Year to Date	Successor	Successor/ Predecessor	Successor	Predecessor
	Forty Weeks Ended November 7, 2011	Forty Weeks Ended November 1, 2010	Sixteen Weeks Ended November 1, 2010	Twenty-Four Weeks Ended July 12, 2010
Franchised and licensed restaurants and other revenue:
Royalties	$45,565	$42,285	$17,583	$24,702
Distribution centers – equipment	18,682	15,089	5,869	9,220
Rent and other occupancy	10,105	9,289	4,102	5,187
Franchise fees	937	658	287	371

Total franchised and licensed restaurants and other revenue	$75,289	$67,321	$27,841	$39,480

Franchised and licensed restaurants and other expense:
Administrative expense (including provision for bad debts)	$9,744	$7,330	$3,303	$4,027
Distribution centers – equipment	18,545	15,103	5,897	9,206
Rent and other occupancy	8,601	7,277	3,425	3,852

Total franchised and licensed restaurants and other expense	$36,890	$29,710	$12,625	$17,085

Total franchised and licensed restaurants revenue increased $7,968, or 11.8%, to $75,289 during the forty weeks ended November 7, 2011, as compared to the prior year period. Distribution center revenues increased $3,593, or 23.8%, primarily due to an increase in equipment sales to franchisees. Royalty revenues increased by $3,280, or 7.8%, from the comparable prior year period, due primarily to a net increase of 19 franchised and licensed restaurants since the end of the third quarter of fiscal 2011 and an increase in our franchise-operated same-store sales of 3.4%. Rent and other occupancy revenue increased $816, or 8.8%, primarily due to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Franchised and licensed operating and other expenses increased $7,180, or 24.2%, to $36,890, during the forty weeks ended November 7, 2011, as compared to the prior year period. Distribution center expenses increased $3,442, or 22.8%, resulting directly from the increase in distribution center sales to franchisees. The increase in administrative expense of $2,414 was primarily due to increased franchise operations and administration costs to support our long-term growth strategy and an increase of $878 in amortization expense related to the franchise agreement intangible asset recorded in connection with the Merger. Rent and other occupancy expense increased $1,324, or 18.2%, due primarily to the impact of the amortization of favorable and unfavorable leases, which were recorded in connection with the Merger.

Consolidated Expenses

General and Administrative Expense

General and administrative expense decreased $8,744, or 8.0%, to $100,876, for the forty weeks ended November 7, 2011, as compared to the forty weeks ended November 1, 2010. This was mainly due to a $13,175 decrease in share-based compensation expense resulting primarily from the expense recorded in the prior year period for the acceleration of vesting of stock options and restricted stock awards in connection with the Merger. This decrease was partially offset by an increase of $2,269 in bonus expense, which is based on our performance relative to executive management and operations bonus criteria, and an increase of $1,279 in management service fees paid to Apollo Management.

Other Operating Expenses, Net

During the twelve weeks ended November 7, 2011, other operating expenses decreased $167 from the comparable prior year period to zero. This decrease is primarily due to a decrease in transaction-related costs for accounting, investment banking, legal and other costs associated with the Transactions.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

During the forty weeks ended November 7, 2011, other operating expenses, net decreased $29,532 from the comparable prior year period to $545. This decrease was primarily due to a decrease in transaction-related costs for accounting, investment banking, legal and other costs associated with the Transactions, which decreased from $33,519 for the forty weeks ended November 1, 2010 to $545 for the forty weeks ended November 7, 2011. Additionally, during the forty weeks ended November 1, 2010, we recorded a gain of $3,442 on the sale of our Distribution Center assets.

Interest Expense

During the twelve weeks ended November 7, 2011, the decrease in interest expense of $640, to $17,415, as compared to the twelve weeks ended November 1, 2010 was primarily due to a decrease of $1,122 in interest expense associated with our Notes caused by a reduction in the principal amount of our Notes since the prior year period. This decrease was partially offset by the additional interest incurred on financing method sale-leaseback transactions entered into during fiscal 2012.

During the forty weeks ended November 7, 2011, interest expense increased $26,974 to $59,626, as compared to the forty weeks ended November 1, 2010. This increase was primarily caused by the interest incurred on our Notes and financing method sale-leaseback transactions entered into during fiscal 2012. Interest expense during the forty weeks ended November 1, 2010 included a charge of $3,113 to adjust the carrying value of our Predecessor interest rate swap agreements to fair value.

See Note 7 of Notes to Condensed Consolidated Financial Statements included herein for additional detail of the components of interest expense.

Other (Expense) Income, Net

During the twelve weeks ended November 7, 2011, we recorded $252 of other expense, net as compared to other income, net of $803 during the twelve weeks ended November 1, 2010. This change was primarily due to expenses incurred related to previously disposed businesses and a loss of $286 recognized on the early extinguishment of $8,170 of the principal amount of our Notes during the twelve weeks ended November 7, 2011.

During the forty weeks ended November 7, 2011, we recorded $1,668 of other expense, net as compared to other expense, net of $12,641 during the forty weeks ended November 1, 2010. During the forty weeks ended November 7, 2011, we recognized a loss of $2,927 on the early extinguishment of $48,170 of the principal amount of our Notes. During the forty weeks ended November 1, 2010, we recorded a termination fee to terminate a prior merger agreement with an affiliate of Thomas H. Lee Partners, L.P. of $9,283 and $5,000 in reimbursable costs.

Income Tax (Benefit) Expense

Our effective income tax rate for the twelve and forty weeks ended November 7, 2011 differs from the federal statutory rate primarily as a result of non-deductible share-based compensation expense, state income taxes, federal income tax credits and the release of $237 of unrecognized tax benefits due to statute closures. Our effective income tax rate for the twelve and forty weeks ended November 1, 2010 differs from the federal statutory rate primarily as a result of non-deductible transaction-related costs, non-deductible share-based compensation expense, state income taxes and the release of $1,501 of unrecognized tax benefits due to statute closures.

Liquidity and Capital Resources

Overview

Our cash requirements consist principally of our food and packaging purchases, labor and occupancy costs; capital expenditures for restaurant remodels, new restaurant construction and replacement of equipment; debt service requirements; advertising expenditures; and general and administrative expenses. We expect that our cash on hand and future cash flows from operations will provide sufficient liquidity to allow us to meet our operating and capital requirements and service our existing debt. As of November 7, 2011, we have $61,075 in cash and cash equivalents and $68,537 in available commitments under our Credit Facility to help meet our operating and capital requirements.

We believe our most significant cash uses during the next 12 months will be for capital expenditures, debt service requirements and the partial redemption of our Notes. Based on our current capital spending projections, we expect capital expenditures to be between $55,000 and $60,000 for fiscal 2012. As discussed below, we commenced a tender offer to purchase up to $27,871 of the principal amount of our Notes (“Tender Offer”) at a redemption price of 103%, which expires December 29, 2011. In addition to the Tender Offer, on December 1, 2011, we elected to redeem up to $20,000 aggregate principal amount of the Notes outstanding on January 4, 2012 (“Redemption”) at a redemption price of 103%. The terms of the Redemption provide that the combined principal amount of the notes purchased in the Tender Offer and Redemption will not exceed $30,000. In addition to the Redemption and Tender Offer, we may elect to redeem up to an additional $60,000 of the principal amount of our Notes during the twelve month period commencing July 15, 2012.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Assuming the aggregate outstanding principal amount of our Notes remains unchanged from November 7, 2011, we will be required to make semi-annual interest payments on our Notes of approximately $31,385. As discussed below, our Credit Facility matures on July 12, 2015, and our Notes mature on July 15, 2018.

Credit Facility

Our Credit Facility provides for senior secured revolving facility loans, swingline loans and letters of credit, in an aggregate amount of up to $100,000. The Credit Facility bears interest at a rate equal to, at our option, either: (1) the higher of Morgan Stanley’s “prime rate” plus 2.75% or the federal funds rate, as defined in our Credit Facility, plus 3.25%, or (2) the LIBOR plus 3.75%. The Credit Facility matures on July 12, 2015, at which time all outstanding revolving facility loans and accrued and unpaid interest must be repaid. As of November 7, 2011, we had no outstanding loan borrowings, $31,463 of outstanding letters of credit, and remaining availability of $68,537 under our Credit Facility.

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

The terms of our Credit Facility also include financial performance covenants, which include a maximum secured leverage ratio and a specified minimum interest coverage ratio. Our Credit Facility defines our secured leverage ratio as the ratio of our: (1) Total Secured Debt plus eight times our Net Rent less Unrestricted Cash and Permitted Investments; over (2) Adjusted EBITDAR, each as defined in our Credit Facility. In determining our Total Secured Debt for the purpose of our financial covenants, we include our Notes and other long-term secured debt, capital lease obligations and the portion of the proceeds from financing method sale-leaseback transactions equal to the net book value of the associated properties. As of November 7, 2011, the net book value of the assets associated with financing method sale-leaseback transactions was $31,825. See Note 8 of Notes to Condensed Consolidated Financial Statements included herein for further discussion of these sale-leaseback transactions. Our Credit Facility defines our interest coverage ratio as the ratio of Adjusted EBITDA to Cash Interest Expense, each as defined in our Credit Facility. As of November 7, 2011, our financial performance covenants did not limit our ability to draw on the remaining availability of $68,537 under our Credit Facility.

We were in compliance with the covenants of our Credit Facility as of November 7, 2011.

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

Senior Secured Second Lien Notes

On July 15, 2011, we redeemed $40,000 of the principal amount of our Notes at a redemption price of 103% of the principal amount of the Notes pursuant to the terms of the indenture governing the Notes. On October 4, 2011, we purchased $8,170 of the principal amount of our Notes at a price of 100% of the principal amount of the Notes in an open market transaction and paid the associated accrued and unpaid interest on these purchased Notes of $212. Subsequent to the redemption and purchase, and as of November 7, 2011, the aggregate principal amount of our Notes outstanding was $551,830. The Notes bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. As of November 7, 2011, the carrying value of the notes was $542,413, which is presented net of the remaining unamortized original issue discount of $9,417. The Notes mature on July 15, 2018.

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

We were in compliance with the covenants included in the indenture governing the Notes as of November 7, 2011.

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

In accordance with the indenture governing the Notes, we are required to make an offer to repurchase our Notes at 103% of the principal amount of the Notes with a portion of the net proceeds received from sale-leaseback transactions. Pursuant to these requirements, on December 1, 2011, we commenced the Tender Offer to purchase up to $27,871 of the principal amount of our Notes at a redemption price of 103%, which expires on December 29, 2011. In addition to the Tender Offer, on December 1, 2011, the holders of the Notes were notified that CKE will redeem on January 4, 2012, conditioned in part on the results of the Tender Offer, up to $20,000 aggregate principal amount of the Notes outstanding on January 4, 2012 at a redemption price of 103% pursuant to the terms of the indenture governing the Notes. Pursuant to the Redemption, the Notes to be redeemed will be reduced so that the total principal amount of Notes purchased in both the Tender Offer and Redemption will not exceed $30,000.

CKE Holdings, Inc. Senior Unsecured PIK Toggle Notes

On March 14, 2011, CKE Holdings, Inc. issued $200,000 aggregate principal amount of senior unsecured PIK toggle notes due March 14, 2016 (the “Parent Notes”). The net proceeds, after payment of offering expenses, were distributed to the corporate parent of Parent. The Parent Notes were issued with an original issue discount of 1.885%, or $3,770. The interest on the Parent Notes, which will be paid semi-annually on March 15 and September 15 of each year, can be paid (1) entirely in cash, at a rate of 10.50% (“Cash Interest”), (2) entirely by increasing the principal amount of the Parent Note or by issuing new notes for the entire amount of the interest payment, at a rate per annum equal to the cash interest rate of 10.50% plus 0.75% (“PIK Interest”) or (3) with a 25%/75%, 50%/50% or 75%/25% combination of Cash Interest and PIK Interest. Parent paid the September 15, 2011 interest payment entirely in PIK Interest. Parent will also pay the March 15, 2012 interest payment entirely in PIK Interest. During the twelve weeks ended November 7, 2011, CKE purchased $9,948 principal amount of Parent Notes for $8,362, which represents a weighted average price of 84.06% of the principal amount of the purchased Parent Notes. For accounting purposes, we have recorded our investment in Parent Notes as a reduction of stockholder’s equity. See Note 7 of Notes to Condensed Consolidated Financial Statements included herein for further discussion.

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

Cash Flows

During the forty weeks ended November 7, 2011, cash provided by operating activities totaled $90,997, an increase of $56,151 from the comparable prior year period. This increase is primarily attributable to significant cash payments made during the prior year period for transaction related costs and the Predecessor interest rate swap agreements, partially offset by the impact of cash paid for interest related to the Notes during the forty weeks ended November 7, 2011. Our working capital account balances, including accounts payable and other current and long-term liabilities, can vary significantly from quarter to quarter, depending upon the timing of large customer receipts, payments to vendors and semi-annual interest payments, and are not anticipated to be a significant source or use of cash over the long term.

Cash used in investing activities during the forty weeks ended November 7, 2011 totaled $41,842, which principally consisted of purchases of property and equipment of $44,440, partially offset by $1,749 of proceeds from the sale of property and equipment.

Capital expenditures were as follows:

	Successor	Successor/ Predecessor
	Forty Weeks Ended November 7, 2011	Forty Weeks Ended November 1, 2010
Remodels:
Carl’s Jr.	$2,698	$2,582
Hardee’s	9,763	14,883
Capital maintenance:
Carl’s Jr.	9,671	8,479
Hardee’s	10,406	11,749
New restaurants and rebuilds:
Carl’s Jr.	5,828	8,277
Hardee’s	2,125	2,607
Dual-branding:
Carl’s Jr.	419	672
Hardee’s	1,760	2,120
Real estate and franchise acquisitions	667	20
Corporate and other	1,103	914

Total	$44,440	$52,303

Capital expenditures for the forty weeks ended November 7, 2011 decreased $7,863, or 15.0%, to $44,440 from the comparable prior year period mainly due to a $5,004 decrease in restaurant remodels and a $2,931 decrease in new restaurants and rebuilds.

Cash used in financing activities during the forty weeks ended November 7, 2011 totaled $30,666 as compared to cash provided by financing activities during the forty weeks ended November 1, 2010 of $719,207. During the forty weeks ended November 7, 2011, we made payments of $49,370 in connection with the early extinguishment of $48,170 principal amount of our Notes. Additionally, we made payments of $8,362 to purchase $9,948 principal amount of Parent Notes and there was a net decrease in our bank overdraft of $6,767. This usage was partially offset by the proceeds from financing method sale-leaseback transactions of $40,702. During the forty weeks ended November 1, 2010, we received proceeds from the issuance of Notes, net of discount, of $588,510 and equity contributions of $450,000 in connection with the Transactions. Additionally, we made net payments of $277,432 to fully repay our Predecessor term loan and borrowings under our Predecessor revolving credit facility during the forty weeks ended November 1, 2010.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

As of November 7, 2011, our goodwill consisted of $199,166 for our Carl’s Jr. reporting unit and $9,719 for our Hardee’s reporting unit. The goodwill for both reporting units resulted primarily from the Merger on July 12, 2010. During the fourth quarter of fiscal 2011, we performed our goodwill impairment test for our Carl’s Jr. and Hardee’s reporting units. As of the date of the annual impairment test, the fair value of the Carl’s Jr. and Hardee’s reporting units exceeded their respective carrying values. In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment test, we applied hypothetical decreases to the fair value of each reporting unit. We determined that hypothetical decreases in fair value of greater than 10% would be required before either reporting unit would have a carrying value in excess of its fair value. The excess of the fair value as compared to the carrying value is attributed primarily to the general improvement in financial markets between the date of the acquisition and the date of the impairment test. However, future declines in market conditions and the actual future performance of our reporting units could negatively impact the results of future impairment tests.

As of November 7, 2011, our indefinite-lived intangible assets consisted of Carl’s Jr. trademarks / tradenames of $144,000 and Hardee’s trademarks / tradenames of $134,000. During the fourth quarter of fiscal 2011, we performed our impairment test for trademarks / tradenames at both Carl’s Jr. and Hardee’s and concluded that no impairment charge was required. However, any future declines in our system-wide restaurant portfolio at either concept, declines in company-operated or franchised and licensed revenues or increases to the discount rate used in our impairment test could negatively impact the results of future impairment tests.

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

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Our actuary provides us with estimated unpaid losses for each loss category, upon which our analysis is based. As of November 7, 2011 and January 31, 2011, our estimated liability for self-insured workers’ compensation, general and auto liability losses was $39,452 and $39,581, respectively.

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

Significant Known Events, Trends, or Uncertainties Expected to Impact Fiscal 2012 Comparisons with Fiscal 2011

The factors discussed below impact comparability of operating performance for the twelve and forty weeks ended November 7, 2011 and November 1, 2010, and for the remainder of fiscal 2012.

Merger and Transactions

In connection with the Transactions, we incurred significant additional indebtedness, including $600,000 of aggregate principal amount of senior secured second lien notes that bear interest at a rate of 11.375% per annum, payable semi-annually in arrears on January 15 and July 15. On July 15, 2011 and October 4, 2011, we redeemed $40,000 and $8,170, respectively, of the aggregate principal amount of our Notes, reducing the outstanding aggregate principal amount of our Notes to $551,830 as of November 7, 2011. In addition, our Credit Facility provides for aggregate borrowings up to $100,000 in senior secured revolving facility loans, swingline loans and letters of credit. Immediately prior to the Transactions, our indebtedness was significantly less. The changes in our indebtedness have caused our interest expense to be significantly higher following the Transactions than experienced in periods prior to the Transactions.

The acquisition of CKE Restaurants, Inc. was accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair market values as of July 12, 2010. The fair value changes in our tangible and intangible assets acquired and liabilities assumed are expected to cause changes to our future operating results when compared to our historical results.

The discussion and analysis of the Company’s historical financial condition and results of operations covers periods prior to the Transactions. Accordingly, the discussion and analysis of such periods does not reflect the significant impact of the Transactions.

CKE RESTAURANTS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Dollars in thousands)

Sale-Leaseback Transactions

During the forty weeks ended November 7, 2011, we entered into agreements with independent third parties under which we sold and leased back 29 restaurant properties. The initial minimum lease terms are 20 years, and the leases include renewal options and right of first offer provisions that, for accounting purposes, constitute continuing involvement with the associated restaurant properties. Due to this continuing involvement, these sale-leaseback transactions are accounted for under the financing method, rather than as completed sales. Under the financing method, we include the net sales proceeds received in other long-term liabilities until our continuing involvement with the properties is terminated, report the associated property as owned assets, continue to depreciate the assets over their remaining useful lives, and record the rental payments as interest expense. As of November 7, 2011, the net book value of the assets associated with these transactions was $31,825. When and if our continuing involvement with a property terminates and the sale of that property is recognized for accounting purposes, we expect to record a gain equal to the excess of the net proceeds received over the remaining net book value of the associated restaurant property. As of November 7, 2011, the net proceeds received of $40,702 exceeded the net book value of the associated restaurant properties by $8,877. We expect that we will sell and leaseback additional restaurant properties in future quarters; however, there can be no assurance as to the number of transactions we will be able to complete, the amount of proceeds we will generate or whether we will be able to complete additional sale-leaseback transactions at all. See Note 8 of Notes to Condensed Consolidated Financial Statements included herein for further discussion.

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

Certain Financial Information of CKE Holdings, Inc.

On March 14, 2011, CKE Holdings, Inc. issued $200,000 aggregate principal amount of 10.50%/11.25% senior unsecured PIK toggle notes due March 14, 2016. The net proceeds, after the payment of offering expenses, were distributed to the corporate parent of Parent. We have not guaranteed the obligations of Parent under the Parent Notes, nor have we pledged any of our assets or stock as collateral for the Parent Notes. The covenants included within the indenture governing our Notes and our Credit Facility are not directly impacted by the obligations of CKE Holdings, Inc. During the twelve weeks ended November 7, 2011, we purchased $9,948 principal amount of Parent Notes (“Purchased Parent Notes”) for $8,362, which represents a weighted average price of 84.06% of the principal amount of the Parent Notes. See Note 7 of Notes to Condensed Consolidated Financial Statements included herein for additional discussion.

As of November 7, 2011, the principal amount of Parent’s total long-term debt on a stand-alone basis was $211,313, including the $9,948 principal amount of the Purchased Parent Notes. As of November 7, 2011, the carrying amount of Parent’s total long-term debt on a stand-alone basis, including the current portion and the Purchased Parent Notes, was $207,789, which is presented net of the unamortized portion of the original issue discount of $3,524. During the twelve and forty weeks ended November 7, 2011, Parent incurred interest expense on a stand-alone basis of $5,727 and $15,795, respectively. Parent’s consolidated interest expense was $23,032 and $75,311 during the twelve and forty weeks ended November 7, 2011, respectively. Since the Purchased Parent Notes continue to be held by CKE, $110 of Parent’s stand-alone interest expense, which is associated with the Purchased Parent Notes, has been eliminated in Parent’s consolidated interest expense for both the twelve and forty weeks ended November 7, 2011.

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

Interest Rate Risk

Our principal exposure to financial market risk relates to the impact that interest rate changes could have on our Credit Facility, which bears interest at a floating interest rate and, therefore, our results of operations and cash flows will be exposed to changes in interest rates. As of November 7, 2011, our Credit Facility remained undrawn. Accordingly, a hypothetical increase of 100 basis points in short-term interest rates in our floating rate would not have an impact on our interest expense. This sensitivity analysis assumes all other variables will remain constant in future periods.

Foreign Currency Risk

Our objective in managing our exposure to foreign currency fluctuations is to limit the impact of such fluctuations on earnings and cash flows. Our business at company-operated restaurants is transacted in U.S. dollars. Exposure outside of the United States relates primarily to the effect of foreign currency rate fluctuations on royalties paid to us by our licensees. As of November 7, 2011, our most significant exposure related to the Mexican Peso. Foreign exchange rate fluctuations have not historically had a significant impact on our results of operations. During the forty weeks ended November 7, 2011, if all foreign currencies had uniformly weakened 10% relative to the U.S. dollar, our franchised and licensed restaurants and other revenue would have decreased $1,231.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of November 7, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended November 7, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Real Property

We have various leasing arrangements related to our company-operated restaurants, franchised and licensed restaurants and other properties. In the course of managing these various leasing arrangements, disputes occasionally arise with respect to rental payments, property improvements, abandonment of property and the interpretation of lease provisions.

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

CKE RESTAURANTS, INC.

Date: December 14, 2011	/s/ Reese Stewart
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